Form 10-Q
period 1998-06-30
SBA COMMUNICATIONS CORP
filed 1998-09-25
CIK 1034054

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE
                                 ACT OF 1934.

                     FOR THE TRANSITION PERIOD FROM      TO

                  COMMISSION FILE NUMBER             333-50219
                                                     ---------



                        SBA COMMUNICATIONS CORPORATION
                        ------------------------------
            (Exact name of registrant as specified in its charter)


                        Florida                                                                65-0716501
---------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                      (I.R.S. Employer Identification No.)


     One Town Center Road, Boca Raton, Florida                                                    33486
---------------------------------------------------------------------------------------------------------------------------
      (Address of principal executive offices)                                                 (Zip code)


                                                          (561) 995-7670
---------------------------------------------------------------------------------------------------------------------------
                                       (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirement for the past 90 days.

                  Yes    _________           No          X
                                                      -------


Number of shares of common stock issued and outstanding at September 25, 1998:
                    Class A Common Stock -    802,771 shares
                    Class B Common Stock - 8,075,000 shares

None of the Registrants equity securities are registered under the Securities Exchange Act of 1934, as amended.

                                    1 of 15

                        SBA COMMUNICATIONS CORPORATION


                                     INDEX


                                                                                                         Page
                                                                                                         ----
PART I  -  FINANCIAL INFORMATION

  Item 1.   Financial Statements
    Consolidated Balance Sheets as of December 31, 1997 and June 30, 1998..............................    4
    Consolidated Statements of Operations for the three and six months ended
        June 30, 1997 and 1998.........................................................................    5
    Consolidated Statements of Cash Flows for the six months ended June 30,
        1997 and 1998..................................................................................    6
    Condensed Notes to Consolidated Financial Statements...............................................    7

  Item 2.   Management's Discussion and Analysis of Financial Condition and
        Results of Operations..........................................................................   10

PART II - OTHER INFORMATION

  Item 2 - Changes in Securities and Use of Proceeds...................................................   14

  Item 5 - Other information...........................................................................   14

  Item 6 - Exhibits and Reports on Form 8-K............................................................   14

SIGNATURE..............................................................................................   15

                                    2 of 15

                        SBA COMMUNICATIONS CORPORATION


                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
          --------------------

The following consolidated financial statements of SBA Communications Corporation, a Florida corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals necessary for a fair presentation of the financial
information for the interim period reported have been made.   Results of
operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

                                    3 of 15

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                                         June 30, 1998     December 31, 1997
                                                                                        ---------------   -------------------
                                                                                           (unaudited)          (audited)
                              ASSETS
                              ------
Current assets:
     Cash and cash equivalents, includes interest bearing amounts
          of $82,146,763 and $1,397,047 in 1998 and 1997                                 $   84,617,116        $   6,109,418
Accounts receivable, net of allowances of $874,215
          and $508,268  in 1998 and 1997                                                     12,328,767           10,931,038
Prepaid and other current assets                                                              2,786,218              982,722
Costs and estimated earnings in excess of
         billings on uncompleted contracts                                                      145,678              118,235
                                                                                         --------------        -------------
               Total current assets                                                          99,877,779           18,141,413

Property and equipment, net                                                                  77,230,604           16,445,008
Note receivable-stockholder                                                                   3,676,019            3,561,306
Intangible assets, net                                                                        2,689,746            3,499,992
Deferred financing fees                                                                       6,432,023              740,338
Deferred tax asset                                                                              575,000            2,257,462
Other assets                                                                                    649,687              151,885
                                                                                         --------------        -------------
               Total assets                                                              $  191,130,858        $  44,797,404
                                                                                         ==============        =============
                              LIABILITIES AND STOCKHOLDERS' DEFICIT
                              -------------------------------------
Current liabilities:
     Accounts payable                                                                    $      979,910        $   2,182,447
     Accrued expenses                                                                         8,930,041              919,563
     Accrued salaries and payroll taxes                                                       2,074,069            1,729,273
     Notes payable                                                                                1,000           10,184,054
     Current deferred tax liability                                                             551,481            1,621,714
     Billings in excess of costs and estimated earnings
          on uncompleted contracts                                                            1,286,871              956,688
     Other current liabilities                                                                1,354,107              530,964
                                                                                         --------------        -------------
               Total current liabilities                                                     15,177,479           18,124,703

Other liabilities:
           Bonds payable                                                                    156,245,960                    -
           Other long-term liabilities                                                          494,999               33,635
                                                                                         --------------        -------------
               Total long-term liabilities                                                  156,740,959               33,635

Commitments and contingencies (see Note 8)

Redeemable preferred stock                                                                   32,133,333           30,983,333

Stockholders' deficit:
     Common stock (40,100,000 shares authorized, 8,877,671 issued and outstanding)               88,777               80,750
     Additional paid in capital                                                                 112,014
     Accumulated deficit                                                                    (13,121,704)          (4,425,017)
                                                                                         --------------        -------------
               Total stockholders' deficit                                                  (12,920,913)          (4,344,267)
                                                                                         --------------        -------------

               Total liabilities and stockholders' deficit                               $  191,130,858        $  44,797,404
                                                                                         ==============        =============

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                    4 of 15

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)

                                                           For the three months               For the six months
                                                              ended June 30,                    ended June 30,
                                                       ----------------------------       --------------------------
                                                         1998                1997            1998             1997
                                                         ----                ----            ----             ----
Revenues:
  Site development revenue                             $  11,127,165    $  8,940,205      $  23,658,415    $  21,396,992
  Site leasing revenue                                     2,645,712       1,587,423          4,804,251        3,145,191
                                                       -------------    ------------      -------------    -------------
     Total revenues                                       13,772,877      10,527,628         28,462,666       24,542,183
                                                       -------------    ------------      -------------    -------------

Cost of revenues (exclusive of depreciation shown
  below)
  Cost of site development revenue                         9,106,942       6,517,417         18,109,574       14,611,153
  Cost of site leasing revenue                             1,612,687       1,282,459          3,119,558        2,553,948
                                                       -------------    ------------      -------------    -------------
     Total cost of revenues                               10,719,629       7,799,876         21,229,132       17,165,101
                                                       -------------    ------------      -------------    -------------

     Gross profit                                          3,053,248       2,727,752          7,233,534        7,377,082

Operating expenses:
  Selling general and administrative                       4,734,228       2,413,315          8,663,029        5,669,021
  Depreciation and amortization                              970,224          53,220          1,477,469           93,948
                                                       -------------    ------------      -------------    -------------
     Total operating expenses                              5,704,452       2,466,535         10,140,498        5,762,969
                                                       -------------    ------------      -------------    -------------
     Operating income (loss)                              (2,651,204)        261,217         (2,906,964)       1,614,113

Other (income) expense:
  Interest income                                         (1,595,519)       (216,204)        (2,303,481)        (274,927)
  Interest expense                                         4,507,244            -             6,330,975           35,773
                                                       -------------    ------------      -------------    -------------
     Total other                                           2,911,725        (216,204)         4,027,494         (239,154)

     Income (loss) before provision for income taxes      (5,362,929)        477,421         (6,934,458)       1,853,267

Provision for income taxes                                   525,645         217,399            612,229        3,740,601
                                                       -------------    ------------      -------------    -------------
     Net income (loss)                                    (6,088,574)        260,022         (7,546,687)      (1,887,334)

Dividends on preferred stock                                (712,500)       (300,000)        (1,150,000)        (383,333)
                                                       -------------    ------------      -------------    -------------

     Net loss to common stockholders                   $  (6,801,074)   $    (39,978)     $  (8,696,687)   $  (2,270,667)
                                                       =============    ============      =============    =============

 The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                    5 of 15

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASHFLOWS
                                   unaudited

                                                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                                               -------------------------------------
                                                                                         1998           1997
                                                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $ (7,546,687) $ (1,887,334)
     Adjustments to reconcile net income to net cash provided by
          (used in) operating activities-
     Depreciation and amortization                                                     1,721,301        93,948
     Provision for doubtful accounts                                                     365,947      (429,925)
     Non cash compensation expense                                                         -           934,419
     Changes in operating assets and liabilities:
          (Increase) decrease in-
               Accounts receivable                                                    (1,763,676)    8,968,032
               Prepaid and other current assets                                       (1,803,496)      530,686
              Costs and estimated earnings in excess of
                      billings on uncompleted contracts                                  (27,443)        -
               Other assets                                                             (497,802)     (155,709)
               Deferred tax asset                                                      1,682,462    (2,283,000)
          Increase (decrease) in-
               Accounts payable                                                       (1,202,537)     (618,840)
               Accrued expenses                                                        8,010,478       293,134
               Accrued salaries and payroll taxes                                        344,796         -
               Other liabilities                                                         823,143       328,696
                Deferred tax liabilities                                              (1,070,233)    2,889,000
               Other long-term liabilities                                               461,365         -
               Billings in excess of costs and estimated earnings                        330,183         -
                                                                                    ------------  ------------
               Total adjustments                                                       7,374,488    10,550,441
                                                                                    ------------  ------------
               Net cash provided by (used in)
                   operating activities                                                 (172,199)    8,663,107
                                                                                    ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Tower and other capital expenditures                                             (61,452,819)   (2,890,495)
                                                                                    ------------  ------------
               Net cash used in investing activities                                 (61,452,819)   (2,890,495)
                                                                                    ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of stock                                                                    120,041         -
    Increase in bonds payable                                                        156,245,960         -
    Proceeds from notes payable                                                       12,486,767     7,941,818
    Repayments on notes payable                                                      (22,669,821)  (12,863,168)
    Advances to stockholder                                                             (114,713)   (3,531,481)
    Due to stockholder                                                                     -       (10,665,788)
    Financing fees                                                                    (5,935,518)        -
    Proceeds from Series A redeemable preferred stock offering                             -        30,000,000
    Stock option redemption in connection with corporate reorganization                    -        (2,236,782)
    Costs incurred for Series A redeemable preferred stock offering                        -        (2,427,683)
                                                                                    ------------  ------------
               Net cash provided by financing activities                             140,132,716     6,216,916
                                                                                    ------------  ------------

               Net increase in cash and cash equivalents                              78,507,698    11,989,528
CASH AND CASH EQUIVALENTS:
     Beginning of period                                                               6,109,418       310,936
                                                                                    ------------  ------------
     End of period                                                                  $ 84,617,116  $ 12,300,464
                                                                                    ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION:
     Cash paid during the period for:
          Interest                                                                  $    364,752  $     35,772
          Taxes                                                                     $  2,032,607  $  2,802,135

NON-CASH ACTIVITIES:
          Dividends on preferred stock                                              $  1,150,000  $    383,333
          Interest on bonds payable                                                 $  6,009,460  $      -


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

1.   GENERAL
     -------

The accompanying unaudited condensed consolidated financial statements include the accounts of SBA Communications Corporation and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all materials adjustments (which included only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.


2.   CURRENT ACCOUNTING PRONOUNCEMENTS
     ---------------------------------

Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheets. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. During the six months ended June 30, 1998 and 1997, the Company did not have any changes in its equity resulting from such non-owner sources and accordingly, comprehensive income as set forth by SFAS No. 130 was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

Segment Reporting

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is required to be adopted in fiscal 1998, a public business enterprise must report financial and other descriptive information about its reportable operating segments. Required disclosures include, among other things, a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company will implement SFAS No. 131 effective with its December 31, 1998 financial statements.

Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 required that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes the impact of adopting this statement will not have a material impact upon the Company's results of operations or financial position.

3.   ACQUISITIONS
     ------------

The Company completed two asset purchases in the second quarter with aggregate purchase prices exceeding $4,400,000. The first acquisition was of a single tower in May, 1998, in Manorville, New York. The aggregate cash purchase price was $7,250,000 plus a contingent additional cash payment of up to $1,250,000 in the event certain tenant lease up goals are met by February 7, 1999. The second acquisition was in June, 1998 and consisted of the purchase of three towers from a single seller. Two of the towers were located in Virginia and the third was located in Minnesota. The purchase price of $4,900,000 was paid in cash.

                                    7 of 15

Additionally, during the six months ended June 30, 1998 the Company acquired 46 towers and approximately 30 lease/sublease customers in 14 separate transactions for an aggregate initial investment of approximately $18,949,000 plus up to an additional $3,250,000 in consideration to be paid in 1998 or 1999 in the event certain tenant leasing goals are realized.

The following unaudited pro forma summary for the six months ended June 30, 1998 and 1997 presents the consolidated results of operations as if the acquisitions had occurred as of the beginning of each of the periods presented, after giving effect to certain adjustments, such as depreciation. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of the periods presented or of results which may occur in the future.

                                            For the six months ended
                                            ------------------------
                                                    June 30,
                                               1998           1997
                                              -----          -----
                  Revenues                   $29,501,627    $25,581,144
                                           =============================

                  Net loss                   $(7,478,220)   $(1,818,867)
                                           =============================

4.   PROPERTY AND EQUIPMENT
     ----------------------

Property and equipment, net consists of the following:

                                              June 30,       December 31,
                                                1998           1997
                                           ------------------------------
Land                                         $ 4,569,358      $  414,770
Buildings and improvements                       307,747         107,931
Vehicles                                         425,894         358,569
Furniture and equipment                        1,750,979       1,299,341
Towers                                        69,146,103      12,141,428
Construction in process                        3,123,638       2,840,593
                                           ------------------------------
                                              79,323,719      17,162,632
Less: Depreciation and
     Amortization                             (2,093,115)       (717,624)
Property and equipment, net                  $77,230,604     $16,445,008
                                           ==============================


5.   DEBT
     ----

On March 2, 1998, the Company issued $269,000,000 of 12% Senior Discount Notes (the "Notes") due March 1, 2008. The issuance of the Notes netted approximately $150,200,000 in proceeds to the Company. Prior to March 1, 2003, interest expense on the Notes will consist solely of non-cash accretion of original issue discount and will not require cash interest payments. After such time, the Notes will have accreted to $269,000,000 and interest will begin accruing on the Notes and will be payable semi-annually in arrears on March 1 and September 1, commencing September 1, 2003. The Notes are unsecured obligations of the Company.

On June 29, 1998, the Company amended and restated its existing Credit Agreement. The Credit Agreement provides for revolving credit loans of $55,000,000 and an additional $55,000,000 incremental facility. There is no availability under the Credit Agreement, other than for the issuance of letters of credit, until the later of September 30,1998 or until certain earnings levels have been achieved. Availability thereafter is limited to $25,000,000 until such time as the Company owns, leases or manages 400 towers and has expended all but $10,000,000 of the proceeds from the Notes. Availability is further limited at all times by certain financial conditions and covenants and ratios, and other conditions. The Credit Agreement matures on June 29, 2005. The loans under the Credit Agreement will bear interest at the LIBOR rate plus a margin ranging from 1.0% to 3.25% (determined based on a leverage ratio) or an "alternate base rate" as defined by the lender.

The Notes and Credit Agreement contain numerous restrictive covenants, including but not limited to covenants that restrict the Company's ability to incur indebtedness, pay dividends; create liens, sell assets and engage in certain mergers and acquisitions. In addition, the Credit Agreement requires subsidiaries of the Company to maintain certain financial ratios. The ability of the Company to comply with the covenants and other terms of the Credit Agreement and the Notes and to satisfy its respective debt obligations will depend on the future operating performance of the Company. In the event the Company fails to comply with the various covenants contained in the Credit Agreement or the Notes, as applicable, it would be in default thereunder, and in any such case, the maturity of substantially all of its long-term indebtedness could be accelerated.

                                    8 of 15

6.   REDEEMABLE PREFERRED STOCK
     --------------------------

In February 1998, the terms of the Series A Redeemable Preferred Stock of the Company were amended to defer payment of cash dividends on or redemptions of the Series A Preferred Stock until permitted by the terms of the Notes due 2008. In connection with the amendment, the dividend rate on the Series A Preferred Stock was increased to 14% of the Series A Base Liquidation amount commencing March 7, 2003.

7.   INCOME TAXES
     ------------

Income taxes have been provided for based upon the Company's annual effective income tax rate.

A reconciliation of the statutory U.S. Federal tax rate (34%) and the effective income tax rate for the period is as follows:

                                                  For the six months ended
                                                  ------------------------
                                                June 30,1998      June 30,1997
                                                ------------------------------

Federal income tax                              $(2,357,716)      $  630,111
State income tax                                     76,529           92,663
Corporate reorganization                            887,386        3,248,649
Non deductible expenses                           2,043,216                -
Change in valuation allowance                       947,675                -
Other                                              (984,861)        (230,822)
                                                -------------------------------
                                                $   612,229       $3,740,601
                                                ===============================


8.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations.

In February 1998 the Company moved its corporate headquarters.   In connection
with the move, the Company vacated its previously leased office space. The Company had entered into several leases related to the vacated space, which will expire at various times through February 2002. The Company has recorded net rental expense of approximately $220,000 in the first six months of fiscal 1998 related to the vacant space.

                                    9 of 15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

The following discussion and analysis reflects only changes from information previously presented for the 1997 fiscal year. Financial information relating to the June 30, 1998 and June 30, 1997 periods is unaudited. This interim discussion and analysis should be read in conjunction with the Company's 1997 audited financial statements, notes thereto and management's discussion and analysis of financial condition and results of operations. As of June 30, 1998, the Company had no Unrestricted Subsidiaries, as defined in the Company's Indenture to the Notes.

Additionally, the following discussion includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and 21E of the Exchange Act. This discussion contains statements concerning projections, plans, objective, future events or performance and underlying assumptions and other statements which are other than statements of historical fact. The Company wishes to caution readers that certain important factors may have affected and could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Such factors include (i) substantial capital requirements and leverage principally as a consequence of its ongoing acquisition and construction activities, (ii) dependence on demand for wireless communications, and (iii) the success of the Company's new tower construction program. The following discussion should be read in conjunction with the "Risk Factors" section of the Company's Registration Statement of Form S-4 declared effective August 12, 1998 (File No. 333-50219).

OVERVIEW

The Company is a leading independent provider of communication site services to the wireless communications industry. The Company is transitioning its revenue stream from project driven revenues to recurring revenues through the leasing of
antennae space at or on communications facilities.   The Company's strategy is
to utilize its historical leadership position in the site development business, a project revenue business, to become a leading owner and operator of communication towers, a recurring revenue business. While the Company intends to continue to offer site development services to wireless carriers, where demand and profitable opportunities exist, it will emphasize its site leasing business through the construction of Company-owned towers pursuant to build-to-suit programs for lease to wireless service providers, the acquisition of existing sites and the leasing, sub-leasing and management of other antennae sites. Management believes that as the site development industry matures, revenues and gross profit from that business will decline in the near term and this rate of decline will increase for the foreseeable future as wireless service providers choose to outsource ownership of communication sites in order to conserve capital. Management also believes that, over the longer term, site leasing revenues will correspondingly increase as carriers move to outsourced tower ownership and the number of towers owned by the Company grows.

As a result of these trends and shift in business, the Company expects that revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA") will decline over the short term and capital expenditures will increase sharply as the Company accumulates towers. In addition, the Company anticipates that its operating expenses will remain at or above current levels as the Company continues to construct and acquire tower assets.

During the first half of 1998 the Company acquired 50 towers and approximately 30 lease/sublease customers in 16 separate transactions for an aggregate initial investment of $31.1 million plus up to an additional $3,250,000 in consideration to be paid in 1998 and 1999 in the event certain leasing goals are realized.
Of the 318 towers owned by the Company as of September 15, 1998, 208 towers were constructed by the Company pursuant to build-to-suit programs.

As of September 15, 1998 the Company had non-binding mandates to build up to approximately 299 additional towers under build-to-suit programs (the majority of which the Company expects will result in binding anchor tenant lease agreements.) The Company believes it has one of the largest number of non-binding build-to-suit mandates from wireless service providers in the industry. The Company was also developing a number of additional strategic sites which it
believes will be desirable for future carrier antenna installations.   In
addition, the Company is currently actively negotiating to acquire additional towers, although no agreements with respect to any such acquisitions have been reached other than with respect to approximately 100 towers (as of September 15, 1998) that the Company intends on acquiring in the near term. There can be no assurance that the Company will be able to identify towers or tower companies to acquire in the future.

RESULTS OF OPERATIONS

As the Company transitions its business by expanding into site leasing, operating results in prior periods may not be meaningful predictors of future prospects. Readers of the foregoing should be aware of the dramatic changes in the nature and scope of the Company's business when reviewing the ensuing discussion of comparative historical results. Management expects that the acquisitions consummated to date and any future acquisitions, as well as the Company's build-to-suit tower construction programs, will have a material impact on future revenues, expenses and net income. In particular, operating expenses, depreciation and amortization and interest expense are expected to increase significantly over prior comparable 1997 periods.

                                    10 of 15

Management believes that the Company's construction programs will have a material effect on future operation, which effect will probably be negative until such time, if ever, as the newly constructed towers attain higher levels of utilization.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Total revenues increased 31% to $13.8 million for the three months ended June 30, 1998 from $10.5 million for the three months ended June 30, 1997. Within the category of total revenues, site development revenues increased 24% to $11.1 million for the three months ended June 30, 1998, primarily due to construction services revenues not present in the comparable period generated by the Company's construction subsidiary acquired in September, 1997. Site leasing revenues increased 67% to $2.6 million in the three months ended June 30, 1998, due primarily to the ownership by the Company of a substantially larger number of revenue producing towers at period end. Within the category of site leasing revenues, lease/sublease revenues increased 8% to $1.7 million for the three months ended June 30, 1998, primarily due to the continued growth of lease/sublease business from new and existing paging clients. Within the category of site leasing revenues, tower leasing revenues increased to $1.4 million for the three months ended June 30, 1998 from $11 thousand for the three months ended June 30, 1997, due to the substantially greater number of towers owned by the Company in the 1998 period.

Total cost of revenues increased 37% to $10.7 million for the three months ended June 30, 1998 from $7.8 million for the three months ended June 30, 1997. Site development cost of revenues increased 40% to $9.1 million for the 1998 period, due primarily to the cost of construction revenues not present in the prior period and higher than historical costs associated with maturing or completed
traditional site development projects.   Site leasing cost of revenues increased
26% to $1.6 million in the 1998 period, due primarily to higher site leasing revenues. Gross profit increased 12% to $3.1 million for the 1998 period from $2.7 million for the 1997 period, due primarily to the increased level of site leasing gross profit which more than offset a decline in site development services gross profit. Gross profit for site development services decreased 17% to $2.0 million for the three months ended June 30, 1998, due to decreased margins on traditional site development services which more than offset gross profit from construction services. Gross profit for the site leasing business increased 238% to $1.0 million for the 1998 period, due primarily to the greater number of towers owned in 1998. As a percentage of total revenues, gross profit decreased to 22% for the three months ended June 30, 1998 from 26% for the three months ended June 30, 1997, due primarily to decreased margins on traditional site development services.

Selling, general and administrative expenses increased 96% to $4.7 million for the three months ended June 30, 1998, primarily due to the addition of personnel, the expansion of office space and overall increases in operating expenses attributable to the growth in the organization and building the Company's tower development infrastructure. As a percentage of total revenues, general and administrative expenses increased to 34% for the three months ended June 30, 1998 from 23% for the three months ended June 30, 1997.

Depreciation and amortization increased to $1.0 million for the three months ending June 30, 1998 from $.1 million for the three months ended June 30, 1997. This increase is directly related to the increased amount of fixed assets (primarily towers) owned by the Company in 1998 as compared to 1997.

Operating income (loss) decreased to $(2.7) million for the three months ended June 30, 1998 from $.3 million for the three months ended June 30, 1997, due primarily to higher selling, general and administrative expenses and
depreciation and amortization.   Interest income increased to $1.6 million for
the three months ended June 30,1998 as compared to $.2 million for the three
months ended June 30, 1997.   This increase is attributable to the increase in
cash and cash equivalents generated from the issuance of the Notes in the three months ended June 30, 1998 as compared to the balances as of June 30, 1997. Interest expense was $4.5 million for the three months ended June 30, 1998 as compared to zero for the three months ended June 30, 1997. The increase in interest expense is attributable to the issuance of the Notes.

Provision for income taxes was $.5 million for the three months ended June 30,
1998 as compared to $.2 million for the three months ended June 30, 1997.   The
provision for income taxes in the 1998 period was higher than that at the statutory U.S. Federal rate (34%) as a result primarily of non-deductible interest, the current impact of the corporate reorganization which took place in 1997, and changes in deferred account balances resulting from the exercise of
certain options.    The provision for income taxes in the 1997 period also
exceeded the amount computed at the statutory U.S. Federal rate (34%) as a result of the income tax effect of the corporate reorganization in 1997.

The net loss was $(6.1) million for the three months ended June 30, 1998 as compared to net income of $.3 million for the three months ended June 30, 1997. These increased losses resulted primarily from an increase in selling, general and administrative expenses, depreciation and amortization, increased interest expense, and a higher provision for taxes.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Total revenues increased 16% to $28.5 million for the six months ended June 30, 1998, due to increases in both site development and site leasing revenues. Within the category of total revenues, site development revenues increased 11% to $23.7 million for the six months ended June 30, 1998, due to construction services revenues not present in the comparable period generated by the Company's construction subsidiary which was acquired in September 1997, which more than offset a decline in revenues from

                                    11 of 15
traditional site development services. Site leasing revenues increased 53% to $4.8 million in the six months ended June 30, 1998, due primarily to the ownership by the Company of a substantially larger number of revenue producing towers in the 1998 period. Within the category of site leasing revenues, lease/sublease revenues increased 8% to $3.4 million for the six months ended June 30, 1998, primarily due to the continued growth of lease/sublease business from new and existing paging clients.

Tower leasing revenues increased to $1.4 million for the six months ended June 30, 1998 from $11 thousand for the six months ended June 30, 1997, due to the substantially greater number of towers owned by the company in the 1998 period.

Total cost of revenues increased 24% to $21.2 million for the six months ended June 30, 1998 from $17.2 million for the six months ended June 30, 1997. Site development cost of revenues increased 24% to $18.1 million for the 1998 period, due primarily to the cost of construction revenues not present in the prior period and higher than historical costs associated with maturing or completed traditional site development projects. Site leasing cost of revenues increased 22% to $3.1 million in the 1998 period from $2.6 million in the 1997 period, due primarily to higher site leasing revenues. Gross profit decreased 2% to $7.2 million for the 1998 period, due primarily to the lower gross profit earned on site development revenues. Gross profit for site development services decreased 18% to $5.5 million for the six months ended June 30, 1998, due primarily to the lower margins earned on traditional site development services which more than offset the benefit of gross profit earned from construction services. Gross profit for the site leasing business increased 185% to $1.7 million for the 1998 period, due to the substantially greater number of towers owned by the Company in the 1998 period. As a percentage of total revenues, gross profit decreased to 25% for the six months ended June 30, 1998 from 30% for the six months ended June 30, 1997.

Selling, general and administrative expenses increased 53% to $8.7 million for the six months ended June 30, 1998 from $5.7 million for the six months ended June 30, 1997, primarily due to the addition of personnel, the expansion of office space and overall increases in operating expenses attributable to the growth in the organization and building the Company's tower development infrastructure. As a percentage of total revenues, selling, general and administrative expenses increased to 30% for the six months ended June 30, 1998 from 23% for the six months ended June 30, 1997.

Depreciation and amortization increased to $1.5 million for the six months ended June 30, 1998 as compared to $.1 million for the six months ended June 30, 1997. This increase is directly related to the increased amount of fixed assets (primarily towers) owned by the Company in 1998 as compared to 1997.

Operating income (loss) decreased to $(2.9) million for the six months ended June 30, 1998 from $1.6 million for the six months ended June 30, 1997, due primarily to higher selling, general and administrative expenses and
depreciation and amortization.   Interest income was $2.3 million for the six
months ended June 30, 1998 as compared to $.3 million for the six months ended June 30, 1997. Interest expense was 6.3 million for the six months ended June 30, 1998 as compared to $.04 million for the six months ended June 30, 1997. The primary differences between the periods relate to the above mentioned variances as well as increased interest expense associated with the Notes (defined below).

Provision for income taxes was $.6 million for the six months ended June 30, 1998 as compared to $3.7 million for the six months ended June 30, 1997. The provision for income taxes in the 1998 period was higher than that at the statutory U.S. Federal rate (34%) for this period as a result primarily of non-deductible interest and the current impact of the corporate reorganization which took place in 1997. The provision for income taxes in the 1997 period also exceeded the amount computed at the statutory U.S. Federal rate (34%) as a result of the income tax effect of the corporate reorganization in 1997.

The net loss was $(7.5) million for the six months ended June 30, 1998 as compared to $(1.9) million for the six months ended June 30, 1997. These increased losses resulted from an increase in cost of site development revenue, increased selling, general and administrative expenses, and increased interest expense offset by a decrease in the provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the six months ended June 30, 1998 was $.2 million compared to net cash provided by operations of $8.7 million in the comparable period in 1997. The decrease in net cash provided by operations was primarily attributable to the decrease in net income together with changes in the account balances associated with accounts receivable, accounts payable, intangibles and various tax accounts for the respective periods. Net cash used in investing activities for the six months ended June 30, 1998 was $61.5 million compared to $2.9 million for the six months ended June 30, 1997. The increase in cash used for investing activities resulted primarily from the acquisition of 63 towers and the construction of 116 build-to-suit towers. Net cash provided by financing activities for the six months ended June 30, 1998 was $140.1 million compared to net cash used in financing activities of $6.2 million for the same period in 1997. The increase in net cash provided by financing activities was attributable to the proceeds from the Notes.

As of June 30, 1998 the Company had positive working capital of $84.7 million. As of December 31, 1997, the Company had positive working capital of $.02 million.

EBITDA decreased to ($1.7) million in the three months ended June 30, 1998 from $.3 million in the three months ended June 30, 1997, as a result of the factors discussed above. Tower Cash Flow, as defined in the Company's Indenture related to the Notes, as defined below (the "Indenture"), (which requires an allocation of the Company's total operating expenses to its site leasing business) for the
quarter ending June 30, 1998 was $(.4)  million.   Adjusted EBITDA, as defined
in the Indenture, for

                                    12 of 15
the twelve months ended June 30, 1998 was $4.0 million. Neither EBITDA nor Adjusted EBITDA represents cash flow from operations as defined by generally accepted accounting principles.

EBITDA decreased 184% to $(1.4) million in the six months ended June 30, 1998 from $1.7 million in the six months ended June 30, 1997, as a result of the factors discussed above.

On March 2, 1998 the Company issued $269 million in principal amount of 12% senior discount notes due 2008 (the "Notes"). This offering provided approximately $150.2 million of gross proceeds to the Company. From these gross proceeds, the Company repaid approximately $20.2 million of existing indebtedness and paid approximately $5.7 million of fees and expenses. The remaining proceeds will be used primarily for the acquisition and construction of telecommunications towers. Prior to March 1, 2003, interest expense on the Notes will consist solely of non-cash accretion of original issue discount and the Notes will not require cash interest payments. After such time, the Notes will have accreted to $269 million and will require annual cash interest payments of approximately $32.3 million. In addition, the Notes mature on March 1, 2008.

In June 1998, the Company amended and restated its credit facility (the "Credit Facility"), originally entered into in September 1997. This facility provides for revolving credit loans of $55 million and an additional $55 million incremental facility which may be made available within the initial 24 months of the credit facility, each to fund the acquisition and construction of towers, to provide working capital and for general corporate purposes. The facility provides for quarterly interest payments commencing as soon as any funds are borrowed thereunder, and the incremental facility is expected to have a 24-month revolving period after which any outstanding amounts will convert to a term loan and begin to amortize. Availability under the facility is subject to a reduction schedule that commences on March 31, 2001. The schedule provides for a quarterly five percent amortization rate with a balloon payment on March 31, 2005. There is no availability under the Credit Facility, other than for the issuance of letters of credit, until the later of September 30, 1998 or until certain earnings levels have been achieved. Availability thereafter is limited to $25.0 million until such time as the company owns, leases or manages 400 towers and has expended all but $10.0 million of the proceeds from the Notes. Availability is further limited at all times by certain financial conditions and covenants and ratios and other conditions.

The Company currently estimates that it will make at least $175.0 million of capital expenditures in the period from January 1, 1998 through June 1999 for the construction and acquisition of communication sites, primarily towers. However, the exact amount of the Company's future capital expenditures will depend on a number of factors. In 1998, the Company currently anticipates that it will build a significant number of towers for which the Company has mandates pursuant to its build-to-suit program. The Company also intends to continue to explore opportunities to acquire additional towers. The Company's actual capital expenditures through June 1999 will depend in part upon the attractiveness of acquisition opportunities that become available during the period, the needs of its primary build-to-suit customers and the availability of additional debt or equity capital on acceptable terms. In the event that the net proceeds from the Notes or available borrowings under the credit facility have otherwise been utilized when an acquisition or construction opportunity arises or the Company is unable to fully draw on the Credit Facility the Company would be required to seek additional debt or equity financing. There can be no assurance that any such financing will be available on commercially reasonable terms or at all or that any additional debt financing would be permitted by the terms of the Company's existing indebtedness.

Market Risk

The Company is exposed to market risks such as changes in interest rates. Based on the Company's interest rate exposure at June 30, 1998, a 10% change in the current interest rate would not have a material effect on the Company's financial position or results of operations over the next fiscal year.

Year 2000

The Company is aware of the issue associated with the Year 2000 (the "Year
2000") as it relates to information systems.   The Year 2000 is not expected to
have a material impact on the Company's current information systems because its current software is either already Year 2000 compliant or required changes are
not expected to be material.   Based on the nature of the Company's business,
the Company anticipated it is not likely to experience material business interruption due to the impact of Year 2000 compliance on its customers and vendors. As a result, the Company does not anticipate that incremental expenditures to address Year 2000 compliance will be material to the Company's liquidity, financial position or results of operations over the next few years.

                                    13 of 15

                          PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        -----------------------------------------

        During the fiscal quarter ended June 30, 1998, the Company issued 802,671 shares of its Class A Common Stock as follows:

        . 126,810 shares to Steven E. Bernstein as a bonus for the 1997 fiscal year, which shares had a value of $ 75,229.
        . 1773,528 shares to Ronald G. Bizick upon exercise of options at $.05 per share.
        . 12,333 shares to current or former employees upon exercise of options granted under the Company's 1996 Stock Option Plan at $2.63 per share.

ITEM 5. OTHER INFORMATION

        As of August 31, 1998, Richard W. Miller resigned his position as a director of the Company to pursue other interests. Mr. Miller shall remain as a consultant to the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a) EXHIBITS

            27. Financial Data Schedule (filed only electronically with the SEC)

        (b) REPORTS ON FORM 8-K

            The Company did not file a form 8-K during the first half of 1998.

ITEMS 1, 3 AND 4 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    14 of 15

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



September 25, 1998          /s/ Robert M. Grobstein
                            ---------------------
                                Robert M Grobstein
                                Chief Financial Officer
                                (Duly Authorized Officer and Principal
                                 Financial Officer)

                                    15 of 15