Form 10-Q
period 1998-09-30
SBA COMMUNICATIONS CORP
filed 1998-11-16
CIK 1034054

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934.

               For the quarterly period ended September 30, 1998

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE
                                 ACT OF 1934.

                    For the transition period from      to

                 Commission file number             333-50219
                                                    ---------



                        SBA COMMUNICATIONS CORPORATION
                        ------------------------------
            (Exact name of registrant as specified in its charter)


           Florida                                                                   65-0716501
-------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

     One Town Center Road, Boca Raton, Florida                                        33486
-------------------------------------------------------------------------------------------------------------------
      (Address of principal executive offices)                                     (Zip code)


                                (561) 995-7670
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirement for the past 90 days.

                  Yes _________        No    X
                                           ------


       Number of shares of common stock outstanding at November 16, 1998
                     Class A Common Stock -    802,771 shares
                     Class B Common Stock -  8,075,000 shares

                                    1 of 16

                        SBA COMMUNICATIONS CORPORATION


                                     INDEX

                                                                                                              Page
                                                                                                              ----
PART I  -  FINANCIAL INFORMATION

   Item 1.   Financial Statements
    Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997...............................    4
    Consolidated Statements of Operations for the three and nine months ended
       September 30, 1998 and 1997...........................................................................    5
    Consolidated Statements of Cash Flows for the nine months ended September 30,
       1998 and 1997.........................................................................................    6
    Condensed Notes to Consolidated Financial Statements.....................................................    7

   Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................................................   10

PART II - OTHER INFORMATION

   Item 2 - Changes in Securities and Use of Proceeds........................................................   15

   Item 6 - Exhibits and Reports on Form 8-K.................................................................   15

SIGNATURE....................................................................................................   16

                                    2 of 16

                        SBA COMMUNICATIONS CORPORATION


                         PART I-FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
          --------------------

The following consolidated financial statements of SBA Communications Corporation, a Florida corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial
information for the interim period reported have been made.   Results of
operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

                                    3 of 16

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                                              SEPTEMBER 30, 1998            DECEMBER 31, 1997
                                                                              ------------------            -----------------
                                                                                 (unaudited)
                             ASSETS
Current assets:
   Cash and cash equivalents, includes interest bearing amounts
      of $52,107,929 and $1,397,047 in 1998 and 1997                          $    52,497,500               $     6,109,418
   Accounts receivable, net of allowances of $821,144
      and $508,268 in 1998 and 1997                                                 9,848,012                    10,931,038
   Prepaid and other current assets                                                 3,173,706                       982,722
   Current deferred tax asset                                                         421,503                             -
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                           372,175                       118,235
                                                                              ---------------               ---------------
                         Total current assets                                      66,312,896                    18,141,413

   Property and equipment, net                                                    118,072,019                    16,445,008
   Note receivable-stockholder                                                      3,727,506                     3,561,306
   Intangible assets, net                                                           2,747,764                     3,499,992
   Deferred financing fees                                                          6,501,876                       740,338
   Deferred tax asset                                                                 214,245                     2,257,462
   Other assets                                                                       990,970                       151,885
                                                                              ---------------               ---------------
                         Total assets                                         $   198,567,276               $    44,797,404
                                                                              ===============               ===============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                           $    17,251,507               $     2,182,447
   Accrued expenses                                                                 1.141,173                       919,563
   Accrued salaries and payroll taxes                                               1,817,340                     1,729,273
   Notes payable                                                                        1,000                    10,184,054
   Current deferred tax liability                                                           -                     1,621,714
   Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                      1,331,685                       956,688
   Other current liabilities                                                        1,652,030                       530,964
                                                                              ---------------               ---------------
                         Total current liabilities                                 23,194,735                    18,124,703

Other liabilities:
   Senior discount notes payable                                                  160,794,990                             -
   Other long-term liabilities                                                        484,856                        33,635
                                                                              ---------------               ---------------
                         Total long-term liabilities                              161,279,846                        33,635
                                                                              ---------------               ---------------

Commitments and contingencies (see Note 8)

Redeemable preferred stock                                                         32,845,833                    30,983,333

Stockholders deficit:
   Common stock (40,100,000 shares authorized, 8,877,771 shares issued and outstanding in 1998, 8,075,000 shares issued and
       outstanding in 1997)                                                            88,778                        80,750
   Additional paid in capital                                                         112,276                             -
   Accumulated deficit                                                            (18,954,192)                   (4,425,017)
                                                                              ---------------               ---------------
                         Total stockholders' deficit                              (18,753,138)                   (4,344,267)
                                                                              ---------------               ---------------

                         Total liabilities and stockholders' deficit          $   198,567,276               $    44,797,404
                                                                              ===============               ===============

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets

                                    4 of 16

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------
                                  (unaudited)

                                                                             For the three months       For the nine months
                                                                             ended September 30,        ended September 30,
                                                                             -------------------        -------------------
                                                                             1998           1997        1998           1997
                                                                             ----           ----        ----           ----
Revenues:
   Site development revenue                                            $ 9,965,367    $12,314,733   $ 33,623,782    $33,711,725
   Site leasing revenue                                                  3,327,964      1,699,240      8,132,215      4,844,431
                                                                       -----------    -----------   ------------    -----------
        Total revenues                                                  13,293,331     14,013,973     41,755,997     38,556,156
                                                                       -----------    -----------   ------------    -----------

Cost of revenues (exclusive of depreciation shown  below)

 Cost of site development revenue                                        8,349,164      7,626,128     26,458,738     22,237,281
   Cost of site leasing revenue                                          1,919,516      1,373,841      5,039,074      3,927,789
                                                                       -----------    -----------   ------------    -----------
        Total cost of revenues                                          10,268,680      8,999,969     31,497,812     26,165,070
                                                                       -----------    -----------   ------------    -----------

        Gross profit                                                     3,024,651      5,014,004     10,258,185     12,391,086

Operating expenses:
   Selling, general and administrative                                   4,020,707      2,541,135     12,683,736      8,210,156
   Depreciation and amortization                                         1,326,467        135,978      2,803,936        229,926
                                                                       -----------    -----------   ------------    -----------
        Total operating expenses                                         5,347,174      2,677,113     15,487,672      8,440,082
                                                                       -----------    -----------   ------------    -----------

        Operating income (loss)                                         (2,322,523)     2,336,891     (5,229,487)     3,951,004

Other (income) expense:
   Interest income                                                      (1,070,610)      (215,000)    (3,374,091)      (489,927)
   Interest expense                                                      4,480,304         41,354     10,811,279         77,127
                                                                       -----------    -----------   ------------    -----------
        Total other                                                      3,409,694       (173,646)     7,437,188       (412,800)
                                                                       -----------    -----------   ------------    -----------

        Income (loss) before provision for income taxes                 (5,732,217)     2,510,537    (12,666,675)     4,363,804

Provision (benefit) for income taxes                                      (612,229)       217,399             --      4,861,768
                                                                       -----------    -----------   ------------    -----------

        Net income (loss)                                               (5,119,988)     2,293,138    (12,666,675)      (497,964)

Dividends on preferred stock                                              (712,500)      (300,000)    (1,862,500)      (683,333)
                                                                       -----------    -----------   ------------    -----------

        Net income (loss) to common stockholders                       $(5,832,488)   $ 1,993,138   $(14,529,175)   $(1,181,297)
                                                                       ===========    ===========   ============    ===========




The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                                    5 of 16

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                                For the nine months ended September 30
                                                                                --------------------------------------
                                                                                     1998                    1997
                                                                                    -----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $ (12,666,675)        $   (497,964)
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities-
   Depreciation and amortization                                                        3,239,320              229,926
   Provision for doubtful accounts                                                        312,876             (130,908)
   Non cash compensation expense                                                                -              934,419
   Changes in operating assets and liabilities:
     (Increase) decrease in-
          Accounts receivable                                                             770,150            5,452,458
          Prepaid and other current assets                                             (2,190,984)              86,423
          Costs and estimated earnings in excess of
            billings on uncompleted contracts                                            (253,940)             (32,542)
          Other assets                                                                   (389,085)             (44,394)
          Deferred tax asset                                                                    -           (2,283,000)
          Intangibles                                                                    (118,000)          (4,182,009)
   Increase (decrease)
          Accounts payable                                                             15,069,059               40,813
          Accrued expenses                                                                221,610             (290,433)
          Accrued salaries and payroll taxes                                               88,067              700,265
          Other liabilities                                                             1,121,066            1,016,877
          Deferred tax liabilities                                                              -            2,407,000
          Other long-term liabilities                                                     451,221               32,035
          Billings in excess of costs and estimated earnings                              374,997              339,765
                                                                                    -------------         ------------
          Total adjustments                                                            18,696,357            4,276,695
                                                                                    -------------         ------------
          Net cash provided by operating activities                                     6,029,682            3,778,731
                                                                                    -------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Tower and other capital expenditures                                              (103,560,718)          (7,217,386)
                                                                                    -------------         ------------
          Net cash used in investing activities                                      (103,560,718)          (7,217,386)
                                                                                    -------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of stock                                                                      120,304                    -
   Increase in senior discount notes payable                                          160,794,990                    -
   Proceeds from notes payable                                                         12,486,767            7,941,818
   Repayment on notes payable                                                         (22,669,821)         (12,863,168)
   Increase in notes receivable                                                          (450,000)                   -
   Advances to stockholder                                                               (166,200)          (3,638,056)
   Due to stockholder                                                                           -          (10,665,788)
   Financing fees                                                                      (6,196,922)            (789,353)
   Proceeds from Series A redeemable preferred stock offering                                   -           30,000,000
   Stock option redemption in connection with corporate reorganization                          -           (2,236,782)
   Costs incurred for Series A redeemable preferred stock offering                              -           (2,427,683)
                                                                                    -------------         ------------
          Net cash provided by financing activities                                   143,919,118            5,320,988
                                                                                    -------------         ------------
          Net increase in cash and cash equivalents                                    46,388,082            1,882,333
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                  6,109,418              310,936
                                                                                    -------------         ------------
   End of period                                                                    $  52,497,500         $  2,193,269
                                                                                    =============         ============

SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION:
   Cash paid during the period for:
          Interest                                                                        364,752         $     78,145
          Taxes                                                                         2,314,548            3,903,232
NON-CASH ACTIVITIES:
   Dividends on preferred stock                                                         1,862,500              683,333
   Interest on bonds payable                                                           10,558,490                    -

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                                    6 of 16

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


2.   CURRENT ACCOUNTING PRONOUNCEMENTS
     ---------------------------------

Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheets. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. During the nine months ended September 30, 1998 and 1997, the Company did not have any changes in its equity resulting from such non-owner sources and accordingly, comprehensive income as set forth by SFAS No. 130 was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

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

Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities.   This statement establishes accounting and
reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the
balance sheet as either an asset or liability measured at its fair value.   SFAS
No. 133 required that changes in the derivative's fair value be recognized
currently in earnings unless specific hedge accounting criteria are met.   SFAS
No. 133 is effective for fiscal years beginning after June 15, 1999.
Management believes adopting this statement will not have a material impact upon the Company's results of operations or financial position.


3.    ACQUISITIONS
      ------------

During the nine months ended September 30, 1998 the Company acquired 80 towers and approximately 30 lease/sublease customers in 29 separate transactions for an aggregate initial investment of approximately $41,807,000 plus up to an additional $3,250,000 in consideration to be paid in 1998 and 1999 in the event certain tenant leasing goals are realized.

The following unaudited pro forma summary for the nine months ended September 30, 1998 and 1997 presents the consolidated results of operations as if the acquisitions had occurred as of the beginning of each of the periods presented, after giving effect to certain adjustments, such as depreciation. These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of the periods presented or of results which may occur in the future.

                                    7 of 16

                                                        For the nine months ended September 30,
                                                        --------------------------------------
                                                           1998                    1997
                                                           ----                    ----
                    Revenues                             $ 45,621,815           $42,421,974
                                                         ==================================

                    Net income (loss)                    $(11,587,032)          $   581,679
                                                         ==================================



4.     PROPERTY AND EQUIPMENT
       ----------------------

Property and equipment, net consists of the following:

                                                                      September 30,          December 31,
                                                                           1998                 1997
                                                                      --------------------------------------
                    Land                                               $ 4,971,635         $   414,770
                    Buildings and improvements                             451,939             107,931
                    Vehicles                                               442,496             358,569
                    Furniture and equipment                              1,789,278           1,299,341
                    Towers                                             106,040,531          12,141,428
                    Construction in process                              7,788,422           2,840,593
                                                                       -------------------------------
                                                                       121,484,301          17,162,632
                    Less: Depreciation and
                         Amortization                                  ( 3,412,282)           (717,624)
                                                                       -------------------------------
                    Property and equipment, net                        $118,072,019        $16,445,008
                                                                       ===============================


5.     DEBT
       ----

On March 2, 1998, the Company issued $269,000,000 of 12% Senior Discount Notes (the "Notes") due March 1, 2008. The issuance of the Notes netted approximately $150,200,000 in proceeds to the Company. Prior to March 1, 2003, interest expense on the Notes will consist solely of non-cash accretion of original issue discount and will not require cash interest payments. After such time, the Notes will have accreted to $269,000,000.and interest will begin accruing on the Notes and will be payable semi-annually in arrears on March 1 and September 1, commencing September 1, 2003. The Notes are unsecured obligations of the Company.

On June 29, 1998, the Company amended and restated its existing Credit
Agreement.   The Credit Agreement provides for revolving credit loans of
$55,000,000 and an additional $55,000,000 incremental facility. Availability thereafter is limited to $25,000,000 until such time as the Company owns, leases or manages 400 towers and has expended all but $10,000,000 of the proceeds from
the Notes.   Availability is further limited at all times by certain financial conditions and covenants and ratios, and other conditions. Availability as of September 30, 1998 was approximately $17,300,000. The Credit Agreement matures
on June 29, 2005.   The loans under the Credit Agreement will bear interest at the LIBOR rate plus a margin ranging from 1.0% to 3.25% (determined based on a leverage ratio) or an "alternate base rate" as defined by the lender.

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

                                    8 of 16

A reconciliation of the statutory U.S. Federal tax rate (34%) and the effective income tax rate for the period is as follows:


                                                                                   For the nine months ended
                                                                                   -------------------------
                                                                           September 30, 1998     September 30, 1997
                                                                           ------------------     ------------------
     Federal income tax                                                         $(4,306,670)           $1,483,693
     State income tax                                                               144,298               218,190
     Corporate reorganization                                                        40,120             3,248,649
     Non deductible expenses                                                      3,632,856                     -
     Change in valuation allowance                                                1,111,721                     -
     Other                                                                         (622,325)              (88,764)
                                                                           -----------------------------------------
                                                                                $         -            $4,861,768
                                                                           =========================================


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

In February 1998 the Company moved its corporate headquarters.   In connection
with the move, the Company vacated its previously leased office space. The Company had entered into several leases related to the vacated space, which will expire at various times through February 2002. The Company has recorded net rental expense of approximately $172,000 in the first nine months of fiscal 1998 related to the vacant space.

                                    9 of 16

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------


The following discussion and analysis reflects only changes from information previously presented for the 1997 fiscal year. Financial information relating
to the September 30, 1998 and September 30, 1997 periods is unaudited.   This
interim discussion and analysis should be read in conjunction with the Company's 1997 audited financial statements, notes thereto and management's discussion and analysis of financial condition and results of operations. As of September 30, 1998, the Company had no Unrestricted Subsidiaries, as defined in the Company's Indenture to the Notes.

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

As a result of these trends and shift in business, the Company expects that revenue will decline over the short term and capital expenditures will continue at current or increased levels as the Company accumulates towers. In addition, the Company anticipates that its operating expenses will remain at current levels as the Company continues to construct and acquire tower assets.

During the first nine months of 1998 the Company acquired 80 towers and approximately 30 lease/sublease customers in 29 separate transactions for an aggregate initial investment of $41.8 million plus up to an additional $3,250,000 in consideration to be paid in 1998 and 1999 in the event certain
leasing goals are realized.   Of the 391 towers owned by the Company as of
October 31, 1998, 258 towers were constructed by the Company pursuant to build-to-suit programs.

As of October 31, 1998 the Company had over 400 new tower build projects in process, over half of which consisted of non-binding mandates to build towers under build-to-suit programs with wireless communications carriers. The Company believes it has one of the largest number of non-binding build-to-suit mandates from wireless service providers in the industry. The remaining new build projects related to strategic sites which the Company believes will be desirable
for future carrier antenna installations.   In addition, the Company is
currently actively negotiating to acquire additional towers, although no letters of interest or binding agreements with respect to any such acquisitions have been reached other than with respect to approximately 75 towers (as of October 31, 1998) that the Company may acquire in the near term. There can be no assurance that the Company will be able to identify sites, towers or tower companies to develop or acquire in the future.

RESULTS OF OPERATIONS

As the Company transitions its business by expanding into site leasing, operating results in prior periods may not be meaningful predictors of future prospects. Readers of the foregoing should be aware of the dramatic changes in the nature and scope of the Company's business when reviewing the ensuing discussion of comparative historical results.

Management expects that the acquisitions consummated to date and any future acquisitions, as well as the Company's build-to-suit tower construction programs, will have a material impact on future revenues, expenses and net income. In particular, operating expenses, depreciation and amortization and interest expense increased significantly over prior comparable 1997 periods.

                                   10 of 16

Management believes that the Company's construction programs will have a material effect on future operation, which effect will probably be negative until such time, if ever, as the newly constructed towers attain higher levels of utilization.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Total revenues decreased 5% to $13.3 million for the three months ended September 30, 1998 from $14.0 million for the three months ended September 30, 1997. Within the category of total revenues, site development revenues decreased 19% to $10.0 million for the three months ended September 30, 1998, from $12.3 million for the three months ended September 30, 1997, primarily due to decreased demand for site acquisition and zoning services from A and B block broadband PCS licenses. This decreased demand was partially offset by construction services revenues which were not present in the comparable period and which were generated by the Company's construction subsidiary acquired in September, 1997. Site leasing revenues increased 96% to $3.3 million in the three months ended September 30, 1998, due primarily to the ownership by the Company of a substantially larger number of revenue producing towers at period end. Within the category of site leasing revenues, tower leasing revenues increased to $1.6 million for the three months ended September 30, 1998 from $72 thousand for the three months ended September 30, 1997, due to the substantially greater number of towers owned by the Company in the 1998 period.

Total cost of revenues increased 14% to $10.3 million for the three months ended September 30, 1998 from $9.0 million for the three months ended September 30, 1997. Site development cost of revenues increased 9% to $8.3 million for the 1998 period, due primarily to the cost of construction revenues not present in the prior period and higher than historical costs associated with maturing or
completed site acquisition and zoning projects.   Site leasing cost of revenues
increased 40% to $1.9 million in the 1998 period, due primarily to higher site leasing revenues. Gross profit decreased 40% to $3 million for the 1998 period from $5.0 million for the 1997 period, due primarily to the increased cost of revenues for site acquisition and zoning services. The decline in site development services gross profit was partially offset by increased site leasing gross profit. Gross profit for site development services decreased 66% to $1.6 million for the three months ended September 30, 1998, due to decreased margins on services. Gross profit for the site leasing business increased 333% to $1.4 million for the 1998 period, due primarily to the greater number of towers owned in 1998. As a percentage of total revenues, gross profit decreased to 23% for the three months ended September 30, 1998 from 36% for the three months ended September 30, 1997, due primarily to decreased margins on site acquisition and zoning services.

Selling, general and administrative expenses increased 58% to $4.0 million for the three months ended September 30, 1998, primarily due to the addition of personnel, the expansion of office space and overall increases in operating expenses attributable to the growth in the organization and building the Company's tower development infrastructure. As a percentage of total revenues, general and administrative expenses increased to 30% for the three months ended September 30, 1998 from 18% for the three months ended September 30, 1997.

Depreciation and amortization increased to $1.3 million for the three months ending September 30, 1998 from $.1 million for the three months ended September 30, 1997. This increase is directly related to the increased amount of fixed assets (primarily towers) owned by the Company in 1998 as compared to 1997.

Operating income (loss) decreased to $(2.3) million for the three months ended September 30, 1998 from $2.3 million for the three months ended September 30, 1997, due primarily to decreased site development gross profit and higher selling, general and administrative expenses and depreciation and amortization. Interest income increased to $1.1 million for the three months ended September 30,1998 as compared to $.2 million for the three months ended September 30,
1997.   This increase is attributable to the increase in cash and cash equivalents generated from the issuance of the Notes in the three months ended September 30, 1998 as compared to the balances as of September 30, 1997. Interest expense was $4.5 million for the three months ended September 30, 1998 as compared to $41 thousand for the three months ended September 30, 1997. The increase in interest expense is attributable to the issuance of the Notes.

Provision (benefit) for income taxes was ($.6) million for the three months ended September 30, 1998 as compared to $.2 million for the three months ended
September 30, 1997.   The benefit for income taxes in the 1998 period was a
result primarily of significant losses, the current impact of the corporate reorganization which took place in 1997, and the current impact of the exercise
of certain stock options.    The provision for income taxes in the 1997 period
also exceeded the amount computed at the statutory U.S. Federal rate (34%) as a result of the income tax effect of the corporate reorganization in 1997.

The net loss was $5.1 million for the three months ended September 30, 1998 as compared to net income of $2.3 million for the three months ended September 30, 1997. These increased losses resulted primarily from a decrease in site development gross profit and an increase in selling, general and administrative expenses, depreciation and amortization, and increased interest expense.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Total revenues increased 8% to $41.8 million for nine months ended September 30, 1998, due to an increase in site leasing revenues. Within the category of total revenues, site development revenues remained relatively constant at $33.6 million for the nine months ended September 30, 1998 as compared to $33.7 million in the prior comparable period, due to construction services revenues not present in the comparable period generated by the Company's construction subsidiary which was acquired

                                   11 of 16
in September 1997, which more than offset a decline in revenues from site acquisition and zoning services. Site leasing revenues increased 68% to $8.1 million in the nine months ended September 30, 1998, from $4.8 million for the nine months ended September 30, 1997 due primarily to the ownership by the Company of a substantially larger number of revenue producing towers in the 1998 period. Tower leasing revenues increased to $3.0 million for the nine months ended September 30, 1998 from $82 thousand for the nine months ended September 30, 1997, due to the substantially greater number of towers owned by the Company in the 1998 period.

Total cost of revenues increased 20% to $31.5 million for the nine months ended September 30, 1998 from $26.2 million for the nine months ended September 30, 1997. Site development cost of revenues increased 19% to $26.5 million for the 1998 period, due primarily to the cost of construction revenues not present in the prior period and higher than historical costs associated with maturing or completed site acquisition and zoning projects. Site leasing cost of revenues increased 28% to $5.0 million in the 1998 period from $3.9 million in the 1997 period, due primarily to higher site leasing revenues. Gross profit decreased 17% to $10.3 million for the 1998 period, due primarily to the lower gross profit earned on site development revenues. Gross profit for site development services decreased 38% to $7.2 million for the nine months ended September 30, 1998, due primarily to the lower margins earned on site acquisition and zoning services. Gross profit for the site leasing business increased 237% to $3.1 million for the 1998 period, due to the substantially greater number of towers owned by the Company in the 1998 period. As a percentage of total revenues, gross profit decreased to 25% for the nine months ended September 30, 1998 from 32% for the nine months ended September 30, 1997.

Selling, general and administrative expenses increased 54% to $12.7 million for the nine months ended September 30, 1998 from $8.2 million for the nine months ended September 30, 1997, primarily due to the addition of personnel, the expansion of office space and overall increases in operating expenses attributable to the growth in the organization and building the Company's tower development infrastructure. As a percentage of total revenues, selling, general and administrative expenses increased to 30% for the nine months ended September 30, 1998 from 21% for the nine months ended September 30, 1997.

Depreciation and amortization increased to $2.8 million for the nine months ended September 30, 1998 as compared to $.2 million for the nine months ended September 30, 1997. This increase is directly related to the increased amount of fixed assets (primarily towers) owned by the Company in 1998 as compared to 1997.

Operating income (loss) to $(5.2) million for the nine months ended September 30, 1998 from $4.0 million for the nine months ended September 30, 1997, due primarily to decreased site development gross profit and higher selling, general and administrative expenses and depreciation and amortization. Interest income was $3.4 million for the nine months ended September 30, 1998 as compared to $.5 million for the nine months ended September 30, 1997. Interest expense was $10.8 million for the nine months ended September 30, 1998 as compared to $77 thousand for the nine months ended September 30, 1997. The primary differences between the periods relate to the above mentioned variances as well as increased interest expense associated with the Notes (defined below).

Provision for income taxes was zero for the nine months ended September 30, 1998
as compared to $4.9 million for the nine months ended September 30, 1997.   The
provision for income taxes in the 1998 period was higher than that at the statutory U.S. Federal rate (34%) for this period as a result primarily of non-deductible interest and the current impact of the corporate reorganization which took place in 1997. The provision for income taxes in the 1997 period also exceeded the amount computed at the statutory U.S. Federal rate (34%) as a result of the income tax effect of the corporate reorganization in 1997.

The net loss was $(12.7) million for the nine months ended September 30, 1998 as compared to net loss of $(.5) million for the nine months ended September 30, 1997. These increased losses resulted from decreased site development gross profit, increased selling, general and administrative expenses, and increased interest expense offset by a decrease in the provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations during the nine months ended September 30, 1998 was $6.0 million compared to net cash provided by operations of $3.8 million in the comparable period in 1997. The increase in net cash provided by operations was primarily attributable to the changes in the account balances associated with accounts receivable, accounts payable, intangibles and various tax accounts for the respective periods. Net cash used in investing activities for the nine months ended September 30, 1998 was $103.6 million compared to $7.2 million for the nine months ended September 30, 1997. The increase in cash used for investing activities resulted primarily from the acquisition of 80 towers and the construction of 235 build-to-suit towers. Net cash provided by financing activities for the nine months ended September 30, 1998 was $143.9 million compared to net cash used in financing activities of $5.3 million for the same period in 1997. The increase in net cash provided by financing activities was attributable to the proceeds from the Notes.

As of September 30, 1998 the Company had positive working capital of $43.1 million. As of December 31, 1997, the Company had positive working capital of $.02 million.

EBITDA decreased to ($1.0) million in the three months ended September 30, 1998 from $2.5 million in the three months ended September 30, 1997, as a result of the factors discussed above. Tower Cash Flow, as defined in the Company's Indenture related

                                   12 of 16
to the Notes, as defined below (the "Indenture"), ( which requires an allocation of the Company's total operating expenses to its site leasing business) for the quarter ending September 30, 1998 was $40 thousand. Adjusted EBITDA, as defined in the Indenture, for the twelve months ended September 30, 1998 was $1.6 million. Neither EBITDA nor Adjusted EBITDA represents cash flow from operations as defined by generally accepted accounting principles.

EBITDA decreased to $(2.4) million in the nine months ended September 30, 1998 from $4.2 million in the nine months ended September 30, 1997, as a result of the factors discussed above.

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

In June 1998, the Company amended and restated its credit facility (the "Credit Facility"), originally entered into in August 1997. This facility provides for revolving credit loans of $55 million and an additional $55 million incremental facility which may be made available within the initial 24 months of the credit facility, each to fund the acquisition and construction of towers, to provide working capital and for general corporate purposes. The facility provides for quarterly interest payments commencing as soon as any funds are borrowed thereunder, and the incremental facility is expected to have a 24-month revolving period after which any outstanding amounts will convert to a term loan and begin to amortize. Availability under the facility is subject to a reduction schedule that commences on March 31, 2001. The schedule provides for a quarterly five percent amortization rate with a balloon payment on March 31, 2005. Availability commenced as of September 30, 1998 and thereafter is limited to $25.0 million until such time as the company owns, leases or manages 400 towers and has expended all but $10.0 million of the proceeds from the Notes. Availability is further limited at all times by certain financial conditions and covenants and ratios and other conditions. As of September 30,1998, availability under the Credit Facility's leverage covenant (measuring the permissible debt under the Credit Facility as a multiple of an agreed measure of cash flow) was $17.3 million.

Subject to availability of financing, the Company currently estimates that it will make at least $100.0 million of capital expenditures in the next twelve months through September 30, 1999 for the construction and acquisition of additional communication sites, primarily towers. The exact amount of the Company's future capital expenditures for additional assets will depend on a number of factors, including the attractiveness of acquisition opportunities that become available, the needs of its primary build-to-suit customers and most importantly, the availability of additional debt or equity capital on acceptable
terms.   The net proceeds from the Notes and  available borrowings under the
Credit Facility will not be sufficient to fund such capital expenditure levels. On November 12, 1998, the Company entered into a commitment with Lehman Brothers, Inc., whereby Lehman Brothers, Inc. and certain of its affiliates have committed to provided a $125 million senior secured facility (the "New Facility"). The New Facility, which will replace the Credit Facility, is subject to a number of customary closing conditions and is expected to be closed by January 31, 1999. The New Facility will provide for $125 million of revolving credit loans for a six year period, subject to certain commitment reductions over time. Availability under the New Facility will be determined by certain financial ratios as well as the number of new towers developed by the Company within certain time periods. On a pro forma basis, availability as of September 30, 1998 would have been substantially greater under the New Facility than under the Credit Facility.

Year 2000

During the third quarter of 1998, management continued its review of the installation of new systems hardware and software and determined that the installation is on schedule for completion before the year 2000.

There are five phases that describe the Company's process in becoming Year 2000 compliant. The awareness phase encompasses developing a budget and project plan. The assessment phase identifies mission-critical systems to check for compliance. Both of these phases have been completed. The Company is at various stages in the three remaining phases: renovation, validation and implementation. Renovation is the design of the systems to be Year 2000 compliant. Validation is testing the systems followed by implementation.

The Company has begun implementation of a new financial system. This system is certified as Year 2000 compliant. In conjunction with this implementation, the Company has undertaken the renovation of its operational systems. The testing and implementation of these systems is scheduled for completion in 1999. Although the Company has not completely determined the effect of expenditures related to the Year 2000 issue, it is not expected to be significant and will be expensed as incurred.

The state of Year 2000 readiness for third parties with whom the Company shares a material relationship, such as banks and vendors used by the Company, is being reviewed by management. At this time, the Company is unaware of any third party Year 2000 issues that would materially effect these relationships.

                                   13 of 16

The Company expects to be Year 2000 compliant in 1999 for all major systems.
The Company is assessing its risks and full impact on operations if the worst case Year 2000 scenario were to occur. In conjunction with this, the Company is developing contingency plans and expects to complete the development of the plans in 1999.

                                   14 of 16

                          PART II  OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------

          During the fiscal quarter ended September 30, 1998, the Company issued 100 shares of its Class A Common Stock as follows:

          . 100 shares to a former employee upon exercise of options granted under the Company's 1996 Stock Option Plan at $2.63 per share.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  EXHIBITS

               27.  Financial Data Schedule (filed only electronically with the
                    SEC)

          (b)  REPORTS ON FORM 8-K

               The Company did not file a form 8-K during the nine months ended September 30, 1998.


ITEMS 1, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   15 of 16

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



November 16, 1998                      /s/  Robert M. Grobstein
                                       --------------------------------
                                         Robert M Grobstein
                                         Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                          Financial Officer)

                                   16 of 16