Form 10-K405
period 1998-12-31
SBA COMMUNICATIONS CORP
filed 1999-03-31
CIK 1034054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K
            [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

            [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    --------

                             Commission file number:
                                    333-50219

                         SBA COMMUNICATIONS CORPORATION
             (Exact name of Registrant as specified in its charter)

                 Florida                                         65-0716501
      (State or other jurisdiction                            (I.R.S. Employer
    of incorporation or organization)                       Identification No.)

          One Town Center Road                                     33486
           Boca Raton, Florida                                   (Zip Code)
  (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                (561) 995-7670
                                --------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

           The number of shares outstanding of the Registrant's common stock (as of December 31, 1998):

                     Class A Common Stock -- 880,922 shares
                    Class B Common Stock -- 8,075,000 shares

           The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $20,250,000 as of December 31, 1998.

                                    PART I

ITEM 1.   BUSINESS

GENERAL

     We are a leading independent owner and operator of wireless communications infrastructure in the United States. We generate revenue from our two primary businesses -- site leasing and site development services. Since our founding in 1989, we have participated in the development of more than 10,000 antennae sites in 49 of the 51 major wireless markets in the United States. In 1997, we began aggressively expanding our site leasing business by capitalizing on our nationally recognized site development experience and strong relationships with wireless service providers to take advantage of the trend toward colocation and independent tower ownership. As of December 31, 1998, we owned 494 towers, having added 443 since January 1, 1998. We currently own over 550 towers and have one of the most extensive backlogs in the industry which include:

     .    over 425 mandates for build-to-suit towers; and

     .    agreements to acquire approximately 50 additional towers.

     As a result of our extensive existing tower base, we believe we are well-positioned to continue to capitalize on the growth opportunities available in the rapidly consolidating and highly fragmented tower leasing industry.

     Our primary focus is the leasing of antennae space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. We lease antennae space on: (1) our towers we construct through build-to-suit programs; (2) existing sites we acquire; (3) our towers we develop strategically; and (4) sites we lease, sublease and/or manage for third parties. Under a build-to-suit program, we build a tower for a wireless service provider who has entered into a long-term anchor tenant lease. We retain ownership of the tower and the exclusive right to colocate additional tenants on the tower. We also develop towers strategically, identifying an attractive location and completing all pre-construction procedures (such as zoning) necessary to secure the site. We then market the tower site to potential customers. We construct more of our towers than we acquire and we expect this trend to continue.

     Our site development services business is an "end-to-end" service offering design, construction and operating expertise to a range of wireless service providers. Our site development services consist of: (1) network pre-design;
(2) communication site selection; (3) communication site acquisition; (4) local zoning and permitting; and (5) site construction and antennae installation.

     We have used our leadership in the site development services business, our existing national field organization and our strong relationships with wireless service providers to expand into the ownership and leasing of communication sites. We have added build-to-suit programs and other antennae site leasing options to our service offerings and have sought the acquisition of attractive communication sites. Our build-to-suit programs provide an integrated solution to those wireless service providers seeking to minimize their capital expenditures, overhead and time associated with the build-out and on-going maintenance of their wireless network infrastructure.

     We have a diverse range of customers, including cellular, PCS, paging, SMR and ESMR providers, as well as other users of wireless transmission and reception equipment. Our customers currently include many of the major wireless communications companies, including AT&T Wireless, BellSouth, Nextel, Omnipoint, Pac Bell, PrimeCo and Sprint PCS.

     We will continue to use our site development expertise to complement our site leasing business, secure additional build-to-suit mandates and choose acquisitions and strategic sites which we believe will be attractive for future tenants. We believe that as the site development industry matures, our revenues and gross profit from that business will decline significantly. We also believe that, over the longer term, our site leasing revenues will increase as carriers move to outsource ownership and management of towers and as the number of towers we own grows as a result.

BUSINESS STRATEGY

     Our strategy is to lease antennae space to multiple tenants on towers that we construct or acquire. We plan to enhance our position as a leading owner and operator of communication sites. Key elements of our strategy include:

     .MAXIMIZING USE OF TOWER CAPACITY. We believe that many of our towers have or will have significant capacity available for antennae space leasing and that increased use of our owned towers can be achieved at low incremental cost. We generally construct our towers to accommodate multiple tenants in addition to the anchor tenant. We actively market space on our own towers through our internal sales force.

     .DEVELOPING NEW TOWERS THAT WE WILL OWN AND OPERATE. As wireless service providers increasingly outsource their investment in, and ownership of, towers, we can meet their outsourcing needs by using our expertise and relationships in the site development business to construct towers with anchor tenants through build-to-suit programs. We can also independently identify attractive locations for new towers and strategically complete pre-construction procedures necessary to secure tower sites in advance of customer demand. We believe that we have one of the largest number of non-binding build-to-suit mandates from wireless service providers in the industry. We currently have non-binding mandates to build over 425 additional towers under build-to-suit programs and have in varying stages of development over 150 additional sites which we believe will be attractive locations for new tower construction. In 1998, we built 308 towers, increasing our overall tower portfolio to 494 towers.

     .ACQUIRING EXISTING TOWERS. We believe that our existing national field organization gives us a competitive advantage in identifying opportunities for the acquisition of existing towers. Our strategy is to acquire towers that can service multiple tenants and are attractive to wireless service providers based on their location, height and available capacity. While we generally target smaller acquisitions, we believe that there are many potential acquisition candidates and that the number of available towers will grow as large cellular, PCS and other wireless service providers divest their tower holdings. We have strict valuation criteria and believe that certain tower properties can be purchased at reasonable price levels. We currently have agreements with respect to pending acquisitions for approximately 50 towers.

     .MAINTAINING AND CAPITALIZING ON STRONG RELATIONSHIPS WITH MAJOR WIRELESS SERVICE PROVIDERS. We are well-positioned to be a preferred partner in build-to-suit programs because of our strong relationships with wireless service providers and proven operating experience. In many cases, the personnel awarding site development projects for wireless service providers are the same personnel who make decisions with respect to build-to-suit programs. We continually market our build-to-suit programs to our site development service customers. Our build-to-suit customers include AT&T Wireless, BellSouth Mobility DCS, Nextel, PrimeCo PCS, Sprint PCS and Western Wireless.

     .MAINTAINING OUR EXPERTISE IN SITE DEVELOPMENT SERVICES. We continue to perform an array of site development services for wireless service providers across the United States, including AT&T Wireless, BellSouth Mobility, Nextel, Pacific Bell Mobile Services, PrimeCo PCS, and Sprint PCS. We have a broad national field organization that allows us to identify and participate in site development projects across the country and that gives us a knowledge of local markets and strong customer relationships with wireless service providers.

     .CAPITALIZING ON MANAGEMENT EXPERIENCE. Our management team has extensive experience in site leasing and site development services. Management believes that its industry expertise and strong relationships with wireless carriers will allow us to continue to build and acquire a high-quality portfolio of towers. Steven E. Bernstein, our President and Chief Executive Officer, has more than 12 years of experience in the wireless industry and our other executive officers have an average of approximately 5 years of experience in this industry. In addition, management is highly motivated to produce strong operating results based on their approximately 52.6% ownership of our common stock equivalents currently outstanding.

COMPANY SERVICES

     General   We are a leading independent provider of communication sites and services, offering an array of site leasing and site development services to the wireless communications industry. We offer our customers the flexibility of choosing between the provision of a full ready-to-operate site or any of the component services involved in the operation of a full ready-to-operate site. The site leasing services we provide, include owning, leasing or managing communication sites and leasing antennae space on communication sites to wireless service providers. The site development services we provide, directly or through subcontractors, include all activities associated with the selection, acquisition and construction of communication sites for wireless service providers.

     The full range of services of the site development business typically occur in five phases:

     .  network pre-design;

     .  communication site selection;

     .  communication site acquisition;

     .  local zoning and permitting; and

     .  site construction and antennae installation.

     We use our experience and expertise in the site development business to offer additional services in our site leasing business, which contributes to:

     . our ownership or management of communication sites pursuant to our build-to-suit programs, strategic builds and through acquisitions;

     . the leasing or subleasing of antennae space on communication sites to wireless service providers; and

     .  our maintenance and management of communication sites.

     Where appropriate, we contract out certain of the site development services.

Site Leasing Business

     The site leasing business consists of:

     . the ownership of communication sites pursuant to build-to-suit programs, strategic builds and acquisitions;

     . the leasing or subleasing of antennae space on communication sites to wireless service providers; and

     .  the maintenance and management of communication sites.

     We lease and sublease antennae space on our communication sites to a variety of wireless service providers. We own or lease from third parties, the ground under such communication sites, and in some cases manage communication sites for third parties in exchange for a percentage of the revenues or tower cash flow. The substantial majority of our owned towers are the result of build-to-suit programs. In our build-to-suit programs, we utilize some or all of the five phases of our site development business as we would when providing site development services to a third party. After a tower has been constructed, we lease antennae space on the tower. We generally receive monthly lease payments from customers payable under written antennae site leases. The majority of our outstanding customer leases, and the new leases we typically enter into, have original terms of five years (with four or five renewal periods of five years each) and usually provide for annual or periodic price increases. Monthly lease pricing varies with the number and type of antennae installed on a communication site. Broadband customers such as PCS, cellular or ESMR generally pay substantially more monthly rent than paging or other narrowband customers. We also provide a lease/sublease service as part of our site leasing business whereby we lease space on a communication site and sublease the space to a wireless service provider.

     Management believes that the site leasing portion of our business has significant potential for our growth and we intend to expand our site leasing business through increasing activity from our new tower builds and selective acquisitions.

     In 1998, total capital expenditures associated with the acquisition and construction of 443 towers were approximately $138.1 million. As of December 31, 1998, the following table indicates the total number of our built and acquired towers:

     LOCATION OF TOWERS     ACQUIRED    NEW BUILDS    TOTAL    % OF TOTAL
     --------------------  ----------  ------------  -------  ------------
     South Carolina             1             72        73         15%
     Georgia                    2             62        64         13%
     Tennessee                 17             38        55         11%
     New York                  33              9        42          9%
     Texas                     10             29        39          8%
     Wisconsin                  8             21        29          6%
     Pennsylvania              17              6        23          5%
     Michigan                   0             19        19          4%
     Minnesota                 16              3        19          4%
     Florida                   12              6        18          4%
     Oklahoma                   0             14        14          3%
     Iowa                       8              2        10          2%
     Louisiana                  9              0         9          2%
     North Carolina             2              6         8          2%
     Ohio                       0              8         8          2%
     Connecticut                1              6         7          1%
     Kentucky                   2              5         7          1%
     Missouri                   1              5         6          1%
     New Mexico                 6              0         6          1%

     LOCATION OF TOWERS     ACQUIRED    NEW BUILDS    TOTAL    % OF TOTAL
     --------------------  ----------  ------------  -------  ------------
     Delaware                   0              5         5          1%
     Nebraska                   1              4         5          1%
     Colorado                   4              0         4          1%
     Indiana                    3              1         4          1%
     Virginia                   2              2         4          1%
     Maine                      3              0         3          1%
     South Dakota               3              0         3          1%
     California                 2              0         2          *
     Illinois                   2              0         2          *
     Maryland                   0              2         2          *
     Alabama                    1              0         1          *
     Kansas                     1              0         1          *
     Mississippi                1              0         1          *
     North Dakota               1              0         1          *
                              ---            ---       ---        ---
     Total                    169            325       494        100%
                              ===            ===       ===        ===

     ____________
     *  less than 1%

     Build-to-Suit Programs

     Under our build-to-suit programs, we generally construct towers only after having signed an antennae site lease agreement with an anchor tenant and having made the determination that the initial or planned capital investment for those towers would not exceed a targeted multiple of expected tower cash flow from those towers after a certain period of time. In selling our build-to-suit programs, our sales representatives utilize their existing relationships in the wireless communications industry to target wireless service providers interested in outsourcing their network buildout. Our sales representatives make proposals for build-to-suit towers in response to competitive bids or specific requests and in circumstances where we believe the provider would have an interest in build-to-suit towers. Although the terms vary from proposal to proposal, we typically sign a five-year lease agreement with an anchor tenant, with four or file additional five-year renewal periods at the option of the lessee. While the proposed monthly rent also varies, broadband customers such as PCS, cellular or ESMR generally pay more than the aggregate monthly rent paid by paging or other narrowband customers. In addition, anchor tenants will typically pay lower monthly rents than subsequent tenants of a similar type service. In certain cases, an anchor tenant may also enjoy an introductory lease rate for a period of time.

     If a wireless provider accepts the terms of the proposal submitted by us, the provider will award us a non-binding mandate to pursue specific sites, specific search rings or general areas. Based on the status of the geographic areas we have been given a mandate to pursue, we will perform due diligence investigations for a designated period during which time we will analyze the site based on a number of factors, including colocation opportunities, zoning and permitting issues, economic potential of the site, difficulty of constructing a multi-tenant tower and remoteness of the site. These mandates are non-binding agreements and either party may terminate the mandate at any time.

     If, after our due diligence investigation during the mandate, we conclude that it is economically feasible to construct the towers requested by the wireless service provider, we will enter into an antennae site lease agreement with the provider. In some cases we must build a tower for the carrier regardless of the outcome of our due diligence investigation. We have negotiated several master build-to-suit agreements, including antennae site lease terms, with providers in specific markets that we believe will facilitate our obtaining build-to-suit programs from such providers in those markets. The antennae site lease agreements typically provide that all obligations are conditioned on our receiving all necessary zoning approvals where zoning remains to be obtained. Certain of the antennae site lease agreements contain penalty or forfeiture provisions in the event the tower is not completed within specified time periods.

     Strategic Siting

     Out strategic siting activities focus on developing new towers in locations chosen by us, instead of by the anchor tenant in a build to suit program. We try to identify attractive locations for new towers and strategically complete pre-construction procedures necessary to secure the site in advance of demand from a specific customer. We may invest in the zoning and permitting of these strategic sites (and even the construction of the towers) when we have not yet obtained an anchor tenant if we believe that demand for the site will exist in the near term, or that a competitor of ours may acquire the site if we wait until an anchor tenant is secured. We generally will not build, however, a tower on a strategic site until we have signed a lease with a tenant.

     Acquisitions

     We actively pursue acquisitions of revenue-producing communication sites. Our acquisition strategy, like our new build strategy, is financially-oriented as opposed to geographically or customer-oriented. Our goal is to acquire towers that have an initial or planned capital investment not exceeding a targeted multiple of expected tower cash flow from the acquired towers after a certain period of time. We determine tower cash flow by subtracting from gross tenant revenues the direct expenses associated with operating the communication site, such as ground lease payments, real estate taxes, utilities, insurance and maintenance.

     Our dedicated mergers and acquisitions personnel direct our acquisition activities and are responsible for identification, negotiation, documentation and consummation of acquisition opportunities, as well as the coordination and management of independent advisors and consultants retained by us from time to time in connection with acquisitions. In addition to our mergers and acquisitions personnel, we rely on our national field representatives to identify potential acquisitions. Our field representatives identify generally smaller acquisition prospects, involving one to ten towers, and often provide us with the exclusive opportunity to structure and consummate a transaction with the potential seller. We believe that our field representatives and knowledge of potential acquisition candidates gained through our substantial site development business experience provide us with a competitive advantage. This information will permit us to identify and consummate acquisitions on more favorable terms than would be available to us through competitively-bid or brokered acquisition prospects. As is the case with our new tower builds, our focus is to acquire multi-tenant communication sites with underutilized capacity in locations that we believe will be attractive to wireless service providers which have not yet built out their service in such locations.

     Lease/Sublease

     Under our lease/sublease program, we lease antennae space on a communication site and then sublease the space to wireless service providers. When these lease/subleases were first signed, these providers chose the financial benefits associated with the lease/sublease program, which include reduced capital expenditures, as compared to paying for site development services on a fee basis. Wireless paging providers comprise a significant majority of customers who sublease antennae sites from us. The subleases generally have original terms of five years, with four or five renewal periods of five years each at the option of the lessee, and usually provide for annual or periodic price increases.

     Maintenance and Management

     Once acquired or constructed, we maintain and manage our communication sites through a combination of in-house personnel and independent contractors. In-house personnel are responsible for oversight and supervision of all aspects of site maintenance and management, and are particularly responsible for monitoring security access and lighting, RF emission and interference issues, signage, structural engineering and tower capacity, tenant relations and supervision of independent contractors. We hire independent contractors locally to perform routine maintenance functions such as landscaping, pest control, snow removal, vehicular access, site access and equipment installation oversight. We engage independent contractors on a fixed fee or time and materials basis or, in a few limited circumstances where such contractors were sellers of towers to us, for a percentage of tower cash flow.

     We have our network operations center in Boca Raton, Florida where we have centralized monitoring of security access and lighting for our towers, as well as other functions. As the number of communication sites owned and managed by us increases, we anticipate increased expenditures to expand our maintenance infrastructure, including expenditures for personnel and computer hardware and software, which expenditures may be material.

Site Development Business

     We offer each phase of our site development services to our customers. These services and phases are the same ones we employ for our own benefit when we build towers for our ownership. During Phase I, network pre-design, we perform pre-design analysis by investigating those geographic areas that are designated as a priority by our customer. We will then identify, to the extent possible, all sites which meet the customer's RF requirements in those areas. GIS specialists create maps of the sites, analyzing for a number of factors, including which areas may have the most favorable zoning regulations and availability of colocation opportunities. Typically, we conduct preliminary zoning analysis and determine those areas where zoning approval is likely, along with a possible time frame for approval. We use Phase I services to eliminate costly redesigns once a project is started, which can result in significant savings of both time and money.

     In Phase II, site selection, we determine:

     . which sites most closely meet the RF engineering requirements of the customer;

     .  which sites are leasable or can be purchased;

     . which sites have the potential to be zoned for site construction or colocation based on the then current zoning requirements; and

     . which sites are most suitable for construction and installation of antennae.

     GIS specialists select the most suitable sites based on demographics, traffic patterns and signal characteristics. Typically, we will identify two or three potential sites for each location in the RF engineering plan, with the intent of colocating on an existing site or constructing a new site on the location most advantageous to the customer. We also seek FAA approval at this time.

     In Phase III, site acquisition, we secure the right from the property owner to construct a tower or colocate on the site. Depending on the type of interest in the property that we believe will best suit the needs of the customer, we will negotiate and enter into on behalf of the customer:

     . a contract of sale pursuant to which the customer acquires fee title to the property;

     . a long-term ground or rooftop lease pursuant to which the customer acquires a leasehold interest in the property (typically a five-year lease with four or five renewal periods of five years each);

     . an easement agreement pursuant to which the customer acquires an easement over the property; or

     . an option to purchase or lease the property pursuant to which the customer has a future right to acquire fee title to the property or acquire a leasehold interest.

     It is during this phase of the site development service that we generally obtain a title report on the site, conduct a survey of the site, perform soil analysis of the site and obtain an environmental survey of the site.

     Phase IV, local zoning and permitting, includes preparing all appropriate zoning applications and providing representation at any zoning hearings that may be conducted. We also obtain all necessary entitlement land use permits necessary to commence construction on the site or install equipment on the site.

     Phase V, construction and installation, involves the construction management of the tower on a selected site, whether by the third party or directly by us. Phase V includes preparing a construction budget, installing or monitoring the installation of equipment and antennae, hiring sub-contractors to perform the actual construction of the tower or equipment installation when not performed by us, preparing a construction schedule, monitoring all vendors' delivery and installation of equipment and monitoring the completion of all construction and landscaping of the site.

     The acquisition of Communication Site Services, Inc. ("CSSI") in 1997 provided us with in-house tower construction and antennae installation capability. CSSI had extensive experience in the development and construction of tower sites and the installation of antennae, microwave dishes and electrical and telecommunications lines. CSSI's site development and construction services include clearing sites, laying foundations and electrical and telecommunications lines, and constructing equipment shelters and towers. CSSI has designed and built tower sites for a number of its customers and will continue to provide construction services for third parties. In addition, CSSI has constructed and is expected to construct a portion of our towers in the future. Through CSSI, we can provide cost-effective and timely completion of construction projects in part because its site development personnel are cross-trained in all areas of site development, construction and antennae installation. CSSI maintains a varied inventory of heavy construction equipment and materials at its five-acre equipment storage and handling facility in Ocala, Florida, which is used as a staging area for projects in the southeastern region of the United States.

     Our site development business is headquartered in Boca Raton, Florida.
Once we are hired on a site development project, we dispatch a site development team from headquarters to the project site. We establish a temporary field office for the duration of the project. The site development team is typically composed of our permanent employees and supplemented with local hires employed only for that particular project. A team leader is assigned to each phase of the site development project and reports to a project manager who oversees all team leaders. Upon the completion of a site development project, the field office is typically closed and all of our permanent employees are either relocated to another project or directed to return to headquarters.

     We generally set prices for each site development service separately. Customers are billed for these services on a fixed price or time and materials basis and we may negotiate fees on individual sites or for groups of sites.

CUSTOMERS

     We have performed site development and site leasing services for many of the largest wireless service providers over the past eight years. The majority of our contracts have been for PCS broadband, ESMR, cellular and paging customers. We also serve PCS narrowband, SMR and MDS wireless providers. In both our site development and site leasing businesses, we work with both large national providers and smaller local, regional or private operators. In 1998, our largest customers were Sprint PCS, BellSouth and Pacific Bell Mobile Services, representing 41.3%, 23.8% and 13.5%, respectively, of site development revenues and PageNet, representing 33.4%, of our site leasing revenues. PageNet's revenues come primarily from our lease/sublease component of our site leasing business. No other customer represented more than 10.0% of our revenues.

     We have provided site development services in 1997 or 1998 for the following customers:

          Alltel                                 Omnipoint
          A+ Network                             Pacific Bell Mobile Services
          Aerial Communications                  PageNet
          AT&T Wireless Services                 Powertel
          Bell Atlantic NYNEX Mobile Systems     PrimeCo PCS
          BellSouth Mobility                     Sprint PCS
          CellNet Data Systems                   360. Communications Company
          Comnet Cellular, Inc.                  US West Communication
          Nextel                                 WinStar

SALES AND MARKETING

     Our sales and marketing goals are:

     .  to continue to grow our site leasing business;

     . to further cultivate existing customers to obtain mandates for build-to-suit programs as well as to sell site development services;

     . to use our contacts and industry knowledge to better identify attractive locations for new tower builds;

     . to use existing relationships and develop new relationships with wireless service providers to lease antennae space on our owned or managed communication sites;

     . to form affiliations with select communications systems vendors who utilize end-to-end services, including those provided by us, which will enable us to market our services and product offerings through additional channels of distribution; and

     . to sustain our market leadership position in the site development business.

     Historically, we have capitalized on the strength of our experience, performance and relationships with wireless service providers to position ourselves for additional site development business. We have leveraged these attributes to obtain build-to-suit mandates, and we expect to continue to enhance and leverage these to sell build-to-suit programs and antennae space on our owned or managed communications sites. We also use these attributes to identify attractive locations to build towers on strategic sites.

     We have a dedicated sales force supplemented by members of our executive management team. Our salespeople are based regionally as well as in the corporate office. Maintaining and cultivating relationships with wireless service providers is a main focus of senior management. Our strategy is to delegate sales efforts to those employees of ours who have the best relationships with the wireless service providers. We assign our representatives specific accounts based on historical experience with a provider and the quality of the relationship between our representative and the provider. Most wireless service providers have national corporate headquarters with regional offices. We believe that most decisions for site development and site leasing services are made by providers at the regional level with input from their corporate headquarters. Our sales representatives work with provider representatives at the local level and at the national level when appropriate. Our sales staff compensation is heavily weighted to incentive-based goals and measurements. In addition to our marketing and sales staff, we rely upon our executive and operations personnel on the national and field office levels to identify sales opportunities within existing customer accounts, as well as acquisition opportunities.

     Our primary marketing and sales support is centralized and directed from our headquarters office in Boca Raton, Florida and is supplemented by our regional offices. We have a full-time staff dedicated to our marketing efforts. The marketing and sales support staff are charged with implementing our marketing strategies, prospecting and producing sales presentation materials and proposals.

COMPETITION

     We compete for site leasing tenants with:

     . wireless service providers that own and operate their own tower footprints and lease, or may in the future decide to lease, antennae space to other providers;

     . site development companies that acquire antennae space on existing towers for wireless service providers, manage new tower construction and provide site development services;

     .  other large independent tower companies; and

     .  smaller local independent tower operators.

     Wireless service providers that own and operate their own tower networks generally are substantially larger and have greater financial resources than ours. We believe that tower location, capacity, price, quality of service and density within a geographic market historically have been and will continue to be the most significant competitive factors affecting tower leasing companies. We also compete for development and new tower construction opportunities with wireless service providers, site developers and other independent tower operating companies and believe that competition for site development will increase and that additional competitors will enter the tower market, some of which may have greater financial resources than ours.

     The following is a list of certain of the tower companies that compete with us: American Tower Corporation, Crown Castle International Corp., Lodestar Communications, Microcell, Motorola, Pinnacle Tower, SpectraSite and Unisite.

     The following companies are primarily competitors for our site management activities: AAT, APEX, JJS Leasing, Inc., Motorola, Signal One, Subcarrier Communications and Tower Resources Management.

     We believe that the majority of our competitors in the site development business operate within local market areas exclusively, while some firms appear to offer their services nationally, including American Tower Corporation, Tetratech, Pyramid, NLS and SpectraSite. The market includes participants from a variety of market segments offering individual, or combinations of, competing services. The field of competitors includes site development consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors (which provide end-to-end site development services through multiple subcontractors) and providers' internal staff. We believe that providers base their decisions on site development services on certain criteria, including a company's experience, track record, local reputation, price and time for completion of a project. We believe that we compete favorably in these areas.

EMPLOYEES

     As of December 31, 1998, we had 331 employees, none of whom is represented by a collective bargaining agreement. We consider our employee relations to be good. Due to the nature of our business, we experience a "run-up" and "run-down" in employees as contracts are completed in one area of the country and are commenced in a different area.

REGULATORY AND ENVIRONMENTAL MATTERS

     Federal Regulations. Both the FCC and FAA regulate towers used for wireless communications transmitters and receivers. These regulations control the siting and marking of towers and may, depending on the characteristics of particular towers, require registration of tower facilities. Wireless communications devices operating on towers are separately regulated and independently licensed based upon the particular frequency used.

     Pursuant to the requirements of the Communications Act of 1934, the FCC, in conjunction with the FAA, has developed standards to consider proposals for new or modified antennae. These standards mandate that the FCC and the FAA consider the height of proposed antennae, the relationship of the structure to existing natural or man-made obstructions and the proximity of the antennae to runways and airports. Proposals to construct or to modify existing antennae above certain heights are reviewed by the FAA to ensure the structure will not present a hazard to aviation. The FAA may condition its issuance of a no-hazard determination upon compliance with specified lighting and/or marking requirements. The FCC will not license the operation of wireless telecommunications devices on towers unless the tower has been registered with the FCC or a determination has been made that such registration is not necessary. The FCC will not register a tower unless it has been cleared by the FAA. The FCC may also enforce special lighting and painting requirements. Owners of wireless transmissions towers may have an obligation to maintain painting and lighting to conform to FCC standards. Tower owners may also bear the responsibility of notifying the FAA of any tower lighting outage. We generally indemnify our customers against any failure to comply with applicable regulatory standards. Failure to comply with the applicable requirements may lead to civil penalties.

     The Telecommunications Act of 1996 amended the Communications Act of 1934 by giving state and local zoning authorities jurisdiction over the construction, modification and placement of towers. The new law preserves local zoning authority by prohibiting any action that would (1) discriminate between different providers of personal wireless services or (2) ban altogether the construction, modification or placement of radio communication towers. Finally, the 1996 Telecom Act requires the federal government to help licensees for wireless communications services gain access to preferred sites for their facilities. This may require that federal agencies and departments work directly with licensees to make federal property available for tower facilities.

     Owners and operators of antennae may be subject to, and therefore must comply with, environmental laws. The FCC's decision to license a proposed tower may be subject to environmental review pursuant to the National Environmental Policy Act of 1969, which requires federal agencies to evaluate the environmental impacts of their decisions under certain circumstances. The FCC has issued regulations implementing the National Environmental Policy Act.
These regulations place responsibility on each applicant to investigate any potential environmental effects of operations and to disclose any significant effects on the environment in an environmental assessment prior to constructing a tower. In the event the FCC determines the proposed tower would have a significant environmental impact based on the standards the FCC has developed, the FCC would be required to prepare an environmental impact statement. This process could significantly delay the registration of a particular tower.

     As an owner and operator of real property, we are subject to certain environmental laws that impose strict, joint and several liability for the cleanup of on-site or off-site contamination and related personal or property damages. We are also subject to certain environmental laws that govern tower placement, including pre-construction environmental studies. Operators of towers must also take into consideration certain RF emissions regulations that impose a variety of procedural and operating requirements. The potential connection between RF emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive. We believe that we are in substantial compliance with and we have no material liability under all applicable environmental laws. These costs of compliance with existing or future environmental laws and liability related thereto may have a material adverse effect on our prospects, financial condition or results of operations.

     State and Local Regulations. Most states regulate certain aspects of real estate acquisition and leasing activities. Where required, we conduct the site acquisition portions of our site development services business through licensed real estate brokers or agents, who may be our employees or hired as independent contractors. Local regulations include city and other local ordinances, zoning restrictions and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require tower owners to obtain approval from local officials or community standards organizations prior to tower construction. Local zoning authorities generally have been hostile to construction of new transmission towers in their communities because of the height and visibility of the towers.

RISK FACTORS

     We have made forward-looking statements in this document that are subject to risks and uncertainties. These could cause actual events to differ materially from those we predict in our forward-looking statements. Forward-looking statements include the information concerning our possible or assumed future results of operations. They also include statements concerning (1) the outcome of our growth strategy, (2) future liquidity and capital expenditures,
(3) future construction and acquisition activities, (4) future debt levels and the ability to obtain financing and service debt, (5) future competitive conditions in the communications site and wireless carrier industries, (6) future regulatory developments in the communications site and wireless carrier industries, (7) projected growth of the wireless communications and wireless carrier industries, and (8) future general economic conditions. Also, when we use words such as "believe", "expect", "anticipate" or similar expressions, we are making forward-looking statements. You should note that many of the following risk factors, some of which are discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements contained throughout this document.

WE EXPECT OUR SITE DEVELOPMENT REVENUES TO DECLINE AS WE DEVELOP OUR SITE LEASING BUSINESS.

     Our growth strategy is primarily focused on expanding our site leasing business, as opposed to our site development business. However, substantially all of our revenues have historically come from the consulting segment of our site development business. Our construction and acquisition of towers are key elements to this growth strategy. The success of our site leasing business will depend on our ability to construct and acquire towers and profitably manage the leasing of antennae sites on those towers. In particular, the profitability of our site leasing business will depend on the ability to secure additional tenants following initial tower construction or acquisition. We have only limited experience in owning towers, and we cannot assure you that we will be successful in acquiring or constructing towers or securing additional tenants.

     In addition, we believe that wireless service providers have begun to move away from the traditional build-out formula where those providers contract for site development services for a fee and invest the capital necessary to build and own their own network of communication towers. We believe that the use of build-to-suit programs is rapidly becoming the preferred method of wireless network expansion. As a result, our site development revenues from consulting declined in fiscal 1997 and 1998, and we expect a further substantial decline in our site development revenues from consulting in fiscal 1999. We do not expect that revenues recognized from our site development business will ever return to the level experienced in fiscal 1996. We expect that our site development business from consulting will continue to decline in the near term as well as for the foreseeable future as our customers move toward build-to-suit programs and other outsourcing alternatives while moving away from wireless service provider-funded site development and ownership. In addition, we anticipate that our operating expenses may, and cash needs will, continue to increase from their 1998 levels as we continue to implement our strategy of acquiring tower assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Our success in the site leasing business depends to a large extent on our management's expectations and assumptions concerning future demand for independently-owned communication sites and numerous other factors, many of which are beyond our control. Any material error in any of these expectations or assumptions could have a material adverse effect on our prospects, financial condition or results of operations. Because most of our towers are newly constructed, and because these towers have little or no positive cash flow at the time of their construction, the risks of lower tenant demand for tower space are much greater for us than for a tower company which has grown its portfolio by acquiring towers with existing cash flow. We cannot assure you that we will be successful in growing our site leasing business.

THE NUMBER OF TOWERS WE BUILD AND OUR SITE DEVELOPMENT BUSINESS REVENUES FLUCTUATE FROM QUARTER TO QUARTER.

     The number of towers we build and the demand for our site development services each fluctuates from period to period and within periods. A number of factors cause these fluctuations, including the timing of our customers' capital expenditures, the number and significance of active customer engagements during a quarter, delays incurred in connection with a project, employee hiring, the use of consultants and the rate and volume of wireless service providers' tower build-outs. While this demand fluctuates, we incur significant fixed costs, such as maintaining a staff and office space in anticipation of future contracts, even when there is no current business. The timing of revenues is difficult to forecast as our sales cycle can be relatively long and may depend on factors such as the size and scope of assignments, budgetary cycles and pressures and general economic conditions. Seasonal factors, such as weather, vacation days and total business days in a quarter, and the business practices of customers, such as deferring commitments on new projects until after the end of the calendar year or the customers' fiscal year, may add to the variability of new tower builds and revenues and could have a material adverse effect on our prospects, financial condition or results of operations. Consequently, the number of towers we build and operating results of our site development business for any particular period may vary significantly, and should not be considered as necessarily being indicative of longer-term results.

WE FACE ZONING AND OTHER RESTRICTIONS ON OUR ABILITY TO CONSTRUCT NEW TOWERS.

     Our growth strategy depends on our ability to construct and operate towers in conjunction with the expansion by wireless service providers of their tower network infrastructure. A number of factors beyond our control, including zoning and local permitting requirements, FAA considerations, availability of tower components and construction equipment, skilled construction personnel and bad weather conditions, can affect our ability to construct new towers. In addition, as the concern over tower proliferation has grown in recent years, certain communities have placed restrictions on new tower construction or have delayed granting permits required for construction. We cannot assure you (1) of the number of mandates that we will be awarded or the number of mandates that will result in constructed towers; (2) that we will be able to overcome regulatory or other barriers to new construction; (3) that the number of towers planned for construction will be completed in accordance with the requirements of our customers; or (4) that there will be a significant need for the construction of new towers once existing wireless service providers complete their tower network infrastructure build-out. Certain of our anchor tenant leases contain penalty or forfeiture provisions in the event the towers are not completed within specified time periods.

WE FACE INCREASING COMPETITION FOR NEW TOWER OPPORTUNITIES AND ACQUISITIONS OF EXISTING TOWERS.

     We compete for new tower opportunities primarily with site developers, wireless carriers and other independent tower companies. We believe that competition for new tower opportunities will increase and that additional competitors will enter the tower market. Some of these additional competitors have or are expected to have greater financial resources than we do.

     Our growth strategy also depends on our ability to acquire and operate existing towers not built by us to augment our existing tower network. We compete with other independent tower owners and operators for acquisitions of towers, as well as site developers, and we expect that this competition will increase. Increased competition for acquisitions may result in fewer acquisition opportunities for us, as well as higher acquisition prices. We regularly explore acquisition opportunities, and we are currently actively negotiating to acquire additional towers. We currently have agreements with respect to our acquisition of approximately 50 additional towers. We cannot assure you that we will be able to identify towers or tower companies to acquire in the future on commercially reasonable terms or at all.

     We cannot assure you that we will be able to identify, finance and complete future acquisitions on acceptable terms or that we will be able to profitably manage and market available space on our towers. The extent to which we are unable to construct or acquire additional towers, or profitably manage such tower operations, may have a material adverse effect on our growth rate, prospects, financial condition or results of operations.

     In addition, the timeframe for the current wireless build-out cycle may be limited to the next few years, and many PCS networks have already been built out in large markets. Our failure to move quickly and aggressively to obtain growth capital and capitalize on this infrastructure opportunity could have a material adverse effect on our growth rate, prospects, financial condition or results of operations with respect to both site development services and site leasing.

WE WILL NEED TO SEEK ADDITIONAL FINANCING TO FUND OUR BUSINESS PLAN.

     We currently estimate that we will make at least $150.0 million of capital expenditures in 1999 for the construction and acquisition of communication sites, primarily towers. Based on our current operations and anticipated revenue growth, we believe that, if our business strategy is successful, cash flow from operations and available cash, together with available borrowings under our existing credit facility, will be sufficient to fund our anticipated capital expenditures through the end of 1999. Thereafter, however, or in the event we exceed our currently anticipated capital expenditures by the end of 1999, or are unable to fully draw on our credit facility, we anticipate that we will need to seek additional equity or debt financing to fund our business plan. We cannot assure you that additional financing will be available (on commercially acceptable terms or at all) or permitted by the terms of our existing indebtedness, including our senior discount notes. Prior to March 1, 2003, interest expense on these notes will consist solely of non-cash accretion of original issue discount and the notes will not require cash interest payments. After this time, these notes will have accreted to $269.0 million and will require annual cash interest payments of approximately $32.3 million. To the extent we are unable to finance future capital expenditures, we will be unable to achieve our currently contemplated business goals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

THE DEVELOPMENT OF OUR SITE LEASING BUSINESS MAY STRAIN OUR RESOURCES.

     Implementation of our strategy to expand our site leasing business may impose significant strains on our management, operating systems and financial resources. In addition, we anticipate that our operating expenses may increase from their 1998 levels as we implement our strategy of constructing and acquiring tower assets. Our failure to manage our growth or unexpected difficulties encountered during expansion could have a material adverse effect on our prospects, financial condition or results of operations. The pursuit and integration of new tower builds, acquisitions, investments, joint ventures and strategic alliances will require substantial attention from our senior management, which will limit the amount of time available to devote to our existing operations.

     From January 1, 1995 to December 31, 1998, our work force increased from 82 to 331 employees. This growth has placed, and will likely continue to place a substantial strain on our administrative, operational and financial resources. Our executive officers generally have had no experience in managing companies this large. In addition, as part of our business strategy, we may acquire complementary businesses or expand into new businesses. We cannot assure you that we will be able to manage our growth successfully, or that our management, personnel or operational and financial control systems will be adequate to support expanded operations. Any such inabilities or inadequacies could have a material adverse effect on our growth rate, prospects, financial condition or results of operations.

WE DEPEND ON DEMAND FOR WIRELESS COMMUNICATIONS FOR OUR REVENUES.

     Substantially all of our customers to date have been providers of wireless communications services and, therefore, our success is dependent on their success. Demand for our services is dependent on demand for communication sites from wireless service providers, which, in turn, is dependent on the demand for wireless services. Most types of wireless services currently require ground-based network facilities, including communication sites for transmission and reception. The extent to which wireless service providers lease these communication sites depends on a number of factors beyond our control, including the level of demand for wireless services, the financial condition and access to capital of wireless service providers, the strategy of providers with respect to owning or leasing communication sites, government licensing of broadcast rights, changes in telecommunications regulations and general economic conditions. In addition, wireless service providers frequently enter into roaming agreements with competitors allowing them to utilize one another's wireless communications facilities to accommodate customers who are out of range of their home provider's services. These roaming agreements may be viewed by wireless service providers as a superior alternative to leasing antennae space on communications sites owned by us. The proliferation of these roaming agreements could have a material adverse effect on our growth rate, prospects, financial condition or results of operations.

     The wireless communications industry has grown significantly in recent years. A slowdown in the growth of, or reduction in, demand in a particular wireless segment could adversely affect the demand for communication sites. For example, we anticipate that a significant amount of our revenues over the next several years will be generated from providers in the PCS market and, as such, we will be subject to downturns in PCS demand. Moreover, wireless service providers often operate with substantial leverage, and financial problems for our customers could result in accounts receivable going uncollected, in the loss of a customer and the associated lease revenue, or in a reduced ability of these customers to finance expansion activities.

OUR OPERATIONS MAY BE UNDERMINED BY THE SUCCESS OF NEW TECHNOLOGIES.

     The emergence of new technologies could also have a negative impact on our operations. For example, the FCC has granted license applications for three low-earth orbiting satellite systems that are intended to provide mobile voice and data services. Although such systems are highly capital-intensive and technologically untested, mobile satellite systems could compete with land-based wireless communications systems. These systems could reduce the demand for our infrastructure services. The occurrence of any of these factors could have a material adverse effect on our growth rate, prospects, financial condition or results of operations.

WE HAVE MANY COMPETITORS FOR SITE LEASING TENANTS.

     We compete for site leasing tenants with: (1) wireless service providers that own and operate their own tower footprints and lease, or may in the future decide to lease, antennae space to other providers; (2) site development companies that acquire antennae space on existing towers for wireless service providers, manage new tower construction and provide site development services;
(3) other large independent tower companies; and (4) smaller local independent tower operators. Wireless service providers that own and operate their own tower footprints generally are substantially larger and have greater financial resources than we do. Several other independent companies also have larger tower footprints and greater financial resources than we do. We believe that tower location and capacity, price, quality of service and density within a geographic market historically have been and will continue to be the most significant competitive factors affecting the site leasing business. Because most of our towers are newly constructed, and because these towers have little or no positive cash flow at the time of their construction, the risks of lower tenant demand for tower space are much greater for us than for a tower company which has purchased most of its towers with existing cash flow.

OUR MANDATES MAY NOT YIELD BINDING AGREEMENTS.

     We currently have non-binding mandates to build over 425 towers under build-to-suit programs for wireless service providers. Although we believe that the the majority of these non-binding mandates will result in long-term anchor leases for specific communication towers, there are a number of steps that need to occur before any leases are executed. These steps include, in some cases, finalization of build-out plans by the customers who have awarded the mandates, completion of due diligence by us and our customers and finalization of other definitive documents between the parties. As a result, we cannot assure you as to the percentage of current and future non-binding mandates that will ultimately result in binding anchor tenant leases and constructed towers.

WE DEPEND ON A SMALL NUMBER OF CUSTOMERS FOR MOST OF OUR REVENUES.

     We derive a significant portion of our revenues from a small number of customers. For example, during 1997 and 1998, our five largest customers accounted for approximately 89.9% and 91.4%, respectively, of our revenues from site development services. Four of the five largest site development customers were also among our five largest customers overall in 1998. Sprint PCS, our largest customer for the years ended December 31, 1997 and 1998, accounted for 53.6% and 41.3%, respectively, of our revenues from site development services during those years. Other large customers include Pacific Bell Mobile Systems, which accounted for 14.0% and 13.5% of our revenues from site development services for the years ended December 31, 1997 and 1998, respectively, and BellSouth, which accounted for 23.8% of our revenues from site development services for 1998. Customers engage us on a project-by-project basis, and a customer can generally terminate an assignment at any time without penalty. In addition, a customer's need for site development services can decrease, and we cannot assure you that we will be successful in establishing relationships with new clients. Moreover, we cannot assure you that our existing customers will continue to engage us for additional projects. We have experienced and expect to continue to experience a decline in overall demand for our site development services. The loss of any significant customer could have a material adverse effect on our growth rate, prospects, financial condition or results of operations.

WE MUST COMPLY WITH A VARIETY OF REGULATIONS.

     We are subject to a variety of regulations, including those at the federal, state and local level. Both the FCC and the FAA regulate towers and other sites used for wireless communications transmitters and receivers. Such regulations control siting and marking of towers and may, depending on the characteristics of the tower, require registration of tower facilities. Wireless communications devices operating on towers are separately regulated and independently licensed based upon the regulation of the particular frequency used. All proposals to construct new communication sites or to modify existing communication sites are reviewed by both the FCC and the FAA to ensure that a site will not present a hazard to aviation. Owners of towers may have an obligation to paint them or install lighting to conform to FCC and FAA standards and to maintain such painting or lighting. Tower owners may also bear the responsibility for notifying the FAA of any tower lighting failures. We generally indemnify our customers against any failure to comply with applicable standards. Failure to comply with applicable requirements may lead to civil penalties.

     Local regulations include city or other local ordinances, zoning restrictions and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require tower owners to obtain approval from local officials or community standards organizations prior to tower construction. Local regulations can delay or prevent new tower construction or site upgrade projects, thereby limiting our ability to respond to customers' demands. In addition, these regulations increase the costs associated with new tower construction. We cannot assure you that existing regulatory policies will not adversely affect the timing or cost of new tower construction or that additional regulations will not be adopted which increase these delays or result in additional costs to us. These factors could have a material adverse effect on our prospects, financial condition or results of operations and on our ability to implement and/or achieve our business objectives in the future.

     Our customers may also become subject to new regulations or regulatory policies that adversely affect the demand for communication sites. In addition, if we pursue international opportunities, we will be subject to regulation in foreign jurisdictions.

     In addition, our operations are subject to federal, state and local environmental laws and regulations regarding the use, storage, disposal, emission, release and remediation of hazardous and nonhazardous substances, materials or wastes. Under certain of these environmental laws, we could be held strictly, jointly and severally liable for the remediation of hazardous substance contamination at our facilities or at third-party waste disposal sites, and could also be held liable for any personal or property damage related to such contamination. Although we believe that we are in substantial compliance with and have no material liability under applicable environmental laws, the costs of compliance with existing or future environmental laws and liability related to those laws may have a material adverse effect on our growth rate, prospects, financial condition or results of operations.

     We and the wireless service providers that use our towers are also subject to government requirements and other guidelines relating to RF emissions. The potential connection between RF emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive. Although we have not been subject to any claims relating to RF emissions, we may be subject to such claims in the future.

OUR TOWERS ARE SUBJECT TO DAMAGE FROM NATURAL DISASTERS.

     Our towers are subject to risks associated with natural disasters such as tornadoes, hurricanes and earthquakes. We maintain insurance to cover the estimated cost of replacing damaged towers, but these insurance policies are subject to caps and deductibles. We also maintain third party liability insurance to protect us in the event of an accident involving a tower. A tower accident for which we are uninsured or underinsured, or damage to a tower or group of towers, could have a material adverse effect on our growth rate, prospects, financial condition or results of operations.

MANAGEMENT CONTROLS THE OUTCOME OF SHAREHOLDER VOTES.

     Steven E. Bernstein, our President and Chief Executive Officer, by virtue of his ownership of 100% of the outstanding shares of Class B Common Stock, and other executive officers controlled, as of December 31, 1998, 50.3% of all votes on a primary basis and 50.0% of all votes on a fully diluted basis. As a result, executive management has the ability to elect three out of five of our directors and the ability to control the outcome of all matters determined by a vote of our common shareholders.

WE DEPEND ON THE SERVICES OF OUR EXECUTIVE OFFICERS.

     Our success depends to a significant extent upon the continued services of Steven E. Bernstein, our President and Chief Executive Officer, Ronald G. Bizick, II, our Executive Vice President-Sales and Marketing, Robert M. Grobstein, our Chief Accounting Officer, Michael N. Simkin, our Chief Operating Officer and Jeffrey A. Stoops, our Chief Financial Officer. Each of Messrs. Bizick, Grobstein, Simkin and Stoops has employment agreements. We do not have an employment agreement with Mr. Bernstein. Mr. Bernstein's compensation and other terms of employment will be determined by the Board of Directors.
Although we maintain key person life insurance on Mr. Bernstein, such insurance would not adequately compensate for the loss of his services. The loss of the services of any of Messrs. Bernstein, Bizick, Grobstein, Simkin, Stoops or other key managers or employees, could have a material adverse effect upon our growth rate, prospects, financial condition or results of operations.

WE NEED TO ATTRACT, RETAIN AND MANAGE SKILLED EMPLOYEES.

     Our business involves the delivery of professional services and is labor-intensive. Our success depends in large part upon our ability to attract, develop, motivate and retain skilled employees. We compete with other wireless communications firms and other enterprises for employees with the skills required to perform our services. We cannot assure you that we will be able to attract and retain a sufficient number of highly-skilled employees in the future or that we will continue to be successful in training, retaining and motivating employees. The loss of a significant number of employees and/or our inability to hire a sufficient number of qualified employees could have a material adverse effect on our growth rate, prospects, financial condition or results of operations.

SUBSTANTIAL LEVERAGE -- OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR PAYMENT OBLIGATIONS.

     We have a significant amount of indebtedness. The following chart shows certain important credit statistics:

                                                         AT DECEMBER 31,
                                                              1998
                                                         ---------------

          Total indebtedness...........................   $182,573,133
          Shareholders' equity (deficit)...............   $(26,095,422)

     Our substantial indebtedness could have important consequences to you. For example, it could:

     . increase our vulnerability to general adverse economic and industry conditions;

     . limit our ability to fund future working capital, capital expenditures, research and development costs and other general corporate requirements;

     . require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

     . limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;


     . place us at a competitive disadvantage compared to our competitors that have less debt; and

     . limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds. And, failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.

     If our senior discount notes required the payment of cash interest today, our earnings and cash flow would be insufficient to cover our fixed charges. We may be able to incur substantial additional indebtedness in the future. If new debt is added to our current debt levels, the related risks that we face could intensify.

BECAUSE OF OUR HOLDING COMPANY STRUCTURE, WE DEPEND ON OUR SUBSIDIARIES FOR CASH FLOW. SBA'S ACCESS TO THIS CASH FLOW IS RESTRICTED.

     We are a holding company with no business operations of our own. Our only significant asset is and will be the outstanding capital stock of our subsidiaries. We conduct, and will conduct, all of our business operations through our subsidiaries. Accordingly, our only source of cash is distributions from our subsidiaries of their net earnings and cash flow. We currently expect that the earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including to service their debt obligations. Even if our subsidiaries determined to make a distribution in respect of their capital stock, we cannot assure you that applicable state law and contractual restrictions, including negative covenants contained in our credit facility, would permit such dividends or distributions.

ITEM 2.  PROPERTIES

     We are headquartered in Boca Raton, Florida, where we currently lease approximately 32,000 square feet of space. Due to the need for additional space resulting from our growth, in February 1998 we increased and consolidated our headquarters space in a single location in Boca Raton. The aggregate annual lease expense for the headquarters space has increased by approximately $500,000 as a result of the relocation. We open and close project offices from time to time in connection with our site development business, which offices are generally leased for periods not to exceed 18 months. We have entered or into longer leases in Atlanta, Boston and Milwaukee, which are regional office locations.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business. We are not a party to any such legal proceeding, the adverse outcome of which, individually or taken together with all other legal proceedings, is expected to have a material adverse effect on our prospects, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to the vote of security holders during the fourth quarter of fiscal 1998.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     There is no established public trading market for any class of our common stock. We are not aware of any sales of our common stock by individuals in 1998. One person holds all of our Class B Common Stock issued and outstanding, and five people hold all of our Class A Common Stock issued and outstanding. We have not paid any dividends on our common stock and have no present intention to begin paying dividends. Even if we wanted to pay dividends on our common stock, the terms of our Notes and our new credit facility limit or restrict entirely our ability to pay cash dividends.

     In the fourth quarter of 1998, we issued 78,151 shares of Class A Common Stock to two executive officers as part of their 1998 bonus programs. We recorded compensation expense of $429,831 in issuing such shares, or $5.50 per share, which represents the fair value at the date of grant.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

The following table sets forth summary historical financial data as of and for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 that has been derived from, and is qualified by reference to, our audited financial statements. The financial statements for periods ending on or prior to December 31, 1996 are the combined financial statements of SBA, Inc. and SBA Leasing, Inc., two predecessor companies that we acquired during the first quarter of 1997. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this report.

                                                                             Year Ended December 31,
                                                               ---------------------------------------------------
                                                                 1994      1995       1996      1997       1998
                                                               -------   -------    -------   --------   ---------
                                                                             (DOLLARS IN THOUSANDS)
Operating Data:
Revenues:
  Site development revenue...................................  $10,604   $22,700    $60,276   $ 48,241   $  46,705
  Site leasing revenue.......................................      896     2,758      4,530      6,759      12,396
                                                               -------   -------    -------   --------   ---------
Total revenues...............................................   11,500    25,458     64,806     55,000      59,101
Cost of revenues (exclusive of depreciation shown below):
  Cost of site development revenue...........................    7,358    13,993     39,822     31,470      36,500
  Cost of site leasing revenue...............................      647     2,121      3,638      5,356       7,281
                                                               -------   -------    -------   --------   ---------
Total cost of revenues.......................................    8,005    16,114     43,460     36,826      43,781
                                                               -------   -------    -------   --------   ---------
Gross profit.................................................    3,495     9,344     21,346     18,174      15,320
                                                               -------   -------    -------   --------   ---------
Selling, General and administrative(a).......................    1,627     5,968     17,754     12,033      18,302
Depreciation and amortization................................        5        73        160        514       5,802
                                                               -------   -------    -------   --------   ---------
Operating income (loss)......................................    1,863     3,303      3,432      5,627      (8,784)
Interest income..............................................       (2)       (6)        (7)      (644)     (4,303)
Interest expense                                                    19        11        139        407       2,357
Non cash amortization of original issue discount and
   debt issuance costs.......................................        -         -          -          -      14,550
Other                                                                -         -          -          -          37
                                                               -------   -------    -------   --------   ---------
Income (loss) before income taxes............................    1,846     3,298      3,300      5,863     (21,425)
Provision (benefit) for income taxes(b)......................      738     1,319      1,320      5,596      (1,524)
                                                               -------   -------    -------   --------   ---------
Net income (loss)............................................  $ 1,108   $ 1,979    $ 1,980   $    267   $ (19,901)
                                                               =======   =======    =======   ========   =========

OTHER DATA:
Adjusted EBITDA(c)...........................................  $ 1,868   $ 3,376    $10,603   $  7,155   $  (2,377)
Capital expenditures.........................................       51       660        145     17,676     138,124
Net cash provided by (used in) operating activities..........      873      (533)     1,215      7,829       7,471
Net cash used in investing activities........................      (51)     (660)      (145)   (17,676)   (138,124)
Net cash provided by (used in) financing activities..........     (689)    1,298     (1,036)    15,645     151,286


                                                               ---------------------------------------------------
                                                                               As of December 31,
                                                               ---------------------------------------------------
                                                                1994      1995       1996       1997        1998
                                                               -------   -------    -------   --------   ---------
                                                                             (DOLLARS IN THOUSANDS)
Balance Sheet Data (at end of period):
Total assets.................................................  $ 2,610   $ 7,429    $18,060   $ 44,797   $ 214,573
Total debt(d)................................................        1     1,500      4,921     10,184     182,573
Redeemable preferred stock...................................       --        --         --     30,983      33,558
Common shareholders' equity (deficit)........................    1,745     4,793        102     (4,344)    (26,095)

                                                   (footnotes on following page)

(a) For the year ended December 31, 1995, general and administrative expense includes cash compensation expense of $1.3 million representing the amount of officer compensation in excess of what would have been paid had the officer employment agreements entered into in 1997 been in effect during that period. For the year ended December 31, 1996, general and administrative expense includes non-cash compensation expense of $7.0 million in incurred connection with the consolidation of the predecessor companies and cash compensation expense of $4.9 million representing the amount of officer compensation in excess of what would have been paid had the officer employment agreements entered into in 1997 been in effect during that period. For the year ended December 31, 1997, general and administrative expense includes non-cash compensation expense of $1.0 million incurred in the consolidation of the predecessor companies. For the year ended December 31, 1998, general and administrative expense includes non-cash compensation expense of $.6 million incurred with the issuance of stock options and Class A Common Stock.

(b) Provision for income taxes represents a pro forma calculation (40%) for the years ended December 31, 1994, 1995 and 1996, when we were treated as an S Corporation under Subchapter S of the Code (as defined). We converted to a C Corporation in 1997. Provision (benefit) for income taxes for the years ended December 31, 1997 and 1998 represents an actual provision (benefit). For 1997 the effective rate is in excess of the 40% rate used in the pro forma calculations due to the tax effect of our conversion to a C Corporation.

(c) EBITDA represents earnings before interest income, interest expense, other income, income taxes, depreciation, and amortization. EBITDA is commonly used in the telecommunications industry to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA is not intended to represent cash flows for the periods presented, nor has it been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA represents EBITDA less non-cash compensation charges. Companies calculate Adjusted EBITDA differently and, therefore, Adjusted EBITDA as presented for us may not be comparable to Adjusted EBITDA reported by other companies. See our Consolidated Statements of Cash Flows in our Consolidated Financial Statements contained elsewhere in this report. Adjusted EBITDA for the years ended December 31, 1996 and 1997 excludes the effect of non-cash compensation expense of $7.0 million and $1.0 million, respectively, which was incurred in the consolidation of predecessor companies. Adjusted EBITDA for the year ended December 31, 1998 excludes the effect of non-cash compensation expense of $.6 million incurred in with the issuance of stock options and Class A Common Stock.

(d) Total debt does not include amounts owed to the shareholder of $0.1 million and $10.7 million as of December 31, 1995 and 1996, respectively. These amounts were paid in March 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and 21E of the Exchange Act. This discussion contains statements concerning projections, plans, objective, future events or performance and underlying assumptions and other statements which are other than statements of historical fact. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause our actual results for subsequent periods to differ materially from those express in any forward-looking statement made by us or on our behalf. Such factors include: (1) substantial capital requirements and leverage, principally as a consequence of our ongoing acquisition and construction activities; (2) dependence on demand for wireless communications; and (3) the success of our new tower construction program.

OVERVIEW

We are a leading independent owner and generator of wireless communications infrastructure in the United States. Our strategy is to utilize our historical leadership position in the site development business, a project revenue business, to expand our ownership and leasing of communication towers, a recurring revenue business. We are transitioning our revenue stream from project driven revenues to recurring revenues through the leasing of antennae space at or on communications facilities.

While we intend to continue to offer site development services to wireless carriers where demand and profitable opportunities exist, we will emphasize our site leasing business through the construction of owned towers for lease to wireless service providers, the acquisition of existing sites and the leasing, subleasing and management of other antennae sites. We believe that as the site development industry matures, revenues and gross profit from that business will continue to decline substantially in the near term and this rate of decline will increase for the foreseeable future as wireless service providers choose to outsource ownership of communication sites in order to conserve capital. We also believe that, over the longer term, site leasing revenues will increase as carriers move to outsource tower ownership and the number of towers we own grows.

As a result of these trends and the shift in focus of our business, our earnings before interest, taxes, depreciation, amortization and certain other non-cash charges ("EBITDA") declined in 1997 and 1998 from the prior periods and capital expenditures increased sharply as we accumulated towers. We expect capital expenditures to increase even more in 1999. In addition, we anticipate that our operating expenses will remain at or above 1998 levels as we continue to construct and acquire tower assets.

We derive our revenues from two businesses-site development and site leasing. Our site development business consists of site development consulting and site development construction. We provide site development services, both consulting and construction, on a contract basis which is usually customer and project specific. We generally charge for site development services on either a time and materials basis or a fixed price basis. Approximately 35%, 61% and 80% of site development services were performed on a time and materials basis in 1998, 1997 and 1996, respectively. We also provide site leasing services on a contract basis. Our antennae site leases are typically long-term agreements with renewal periods. Leases are generally paid on a monthly basis. Because of the low variable operating costs of the site leasing business, additional tenants on a tower generate disproportionately larger increases in tower cash flow.

We are in the process of acquiring and constructing towers to be owned by us and leased to wireless service providers. We intend to continue to make strategic acquisitions in the fragmented and rapidly consolidating tower owner and operator industry. We completed our first tower acquisition in June 1997, and spent $17.7 million in capital expenditures in 1997 and $138.1 million in 1998 to acquire and construct tower assets and acquire a tower construction company. Of the towers we owned as of December 31, 1998, 325 were new builds. We currently have non-binding mandates to build over 425 additional towers under build-to-suit programs (the majority of which we expect will result in binding anchor tenant lease agreements). We believe we have one of the largest number of non-binding build-to-suit mandates from wireless service providers in the industry. In addition, we are currently actively negotiating to acquire additional towers. We have agreements to acquire 50 additional towers in a number of separate transactions for an aggregate purchase price of approximately $12.0 million. We cannot assure you that we will be able to close these transactions, or identify towers or tower companies to acquire in the future.

TOWER ECONOMICS

We intend to increase the site leasing portion of our business by constructing new multi-tenant towers, primarily through build-to-suit programs for wireless service providers, and by making selective acquisitions of existing towers. We evaluate potential tower construction and acquisition opportunities for projected future operating results before making any capital investments.

The total cost of constructing a tower can vary significantly from site to site. The primary components of tower costs are the tower structure and related components, tower foundations, labor, site preparation and finish and providing vehicular and utilities access. If we are responsible for the zoning of a site prior to construction (which is often the case), the cost associated with obtaining the necessary zoning may also be material. We estimate that the average cost of constructing a multi-tenant tower is approximately $225,000 exclusive of land costs, although this estimate may vary from site to site. While we may purchase the underlying property, we typically lease any necessary real estate pursuant to a long-term lease. The typical property lease has a term of five years, usually provides for annual or periodic price increase and gives us the option to renew the lease for up to four or five additional five-year terms.

NEW TOWER BUILDS

As part of our new build strategy, we generally begin construction of a new tower only if an anchor tenant (which is typically a PCS, cellular or ESMR provider) has signed an antennae site lease agreement with us. In some cases we may build towers before we have obtained a tenant, although we do not expect to do this very often. The tower site is marketed to other wireless service providers whose monthly rents vary based usually on location, the different antennae installations and tower loading requirements of each type of service. The typical PCS, cellular or ESMR provider pays a monthly rent substantially greater than that of the typical paging provider. Other tenants, including local wireless service providers, generally pay lower monthly rent. Anchor tenants usually receive a discount from the rent paid by subsequent tenants of the same type of wireless service. In certain cases, an anchor tenant may also enjoy an introductory lease rate for a period of time. Our objective is to construct towers for identified anchor tenants in locations where we believe we can secure other wireless providers as additional tenants. Through the addition of new tenants, we seek to achieve a target multiple of tower-level cash flow to the cost of construction by the end of a specified period following construction. We believe that our targeted multiple, which we constantly evaluate and is subject to change from time to time, can be achieved through a variety of tenant mixes ranging from two to three PCS, cellular or ESMR tenants to a greater number of paging or local wireless service providers. Additional tenants provide an increase in revenue without generating significant increases in operating expense. The expenses associated with tower ownership are limited and generally remain fixed regardless of the number of tenants on the tower. These expenses are primarily ground lease payments, real estate taxes, utilities, insurance and maintenance. Because of the operating leverage of the site leasing business, additional tenant leases generate a disproportionately higher increase in tower cash flow.

We build towers for our ownership on locations selected by us or, in the case of carrier build-to suit programs, by the carrier. Build-to-suit projects typically originate from a proposal we submit in response to a request from a wireless service provider. If the wireless service provider accepts the terms of our proposal, the provider will award us a non-binding mandate to pursue (1) specific sites: (2) search rings: or (3) general areas. Based on the status of the site we have been given a mandate to pursue, we will perform due diligence investigations for a designated period, during which time we will analyze the site based on a number of factors, including collocation opportunities, zoning and permitting issues, economic potential of the site, difficulty of constructing a multi-tenant tower and remoteness of the site. These mandates are non-binding agreements and either party may terminate the mandate at any time. In some cases we must build a tower for the carrier if no suitable collocation site is available, regardless of the results of our due diligence and marketability analysis.

If we conclude that it is economically feasible to construct the tower after our due diligence investigation during the mandate, we will enter into an antennae site lease agreement with the provider. The antennae site lease agreement typically provides that the lessees' obligations are conditioned on our receipt of all necessary zoning approvals where zoning remains to be obtained. We have negotiated several master build-to-suit programs with PCS, Cellular and ESMR Carriers. Some antennae site lease agreements contain penalty or forfeiture provisions in the event the tower is not completed within specified time periods.

FUTURE ACQUISITIONS

We also regularly explore tower acquisition opportunities as part of our growth strategy. While we evaluate potential tower acquisitions on an individual basis, our acquisition criteria is similar to our construction criteria. In general, we seek to acquire towers with existing revenues in locations where we believe we will be able to secure other wireless service providers as tenants so that the tower will generate a targeted multiple of tower-level cash flow by a certain time period after its acquisition. In making this determination, we evaluate several factors, including: the existing number of tenants, current revenue of the tower, tower location, available tower capacity for additional tenants and the availability and likelihood of securing additional tenants.

While we use projections of future tower cash flows when evaluating potential tower builds or acquisitions, we cannot assure you that our projections will prove to be accurate nor can we assure you that we will be able to successfully market a tower to other tenants or implement our build-out strategy on the timetable currently contemplated or at all. Numerous factors affect the economics of each tower, many of which are beyond our control. We cannot assure you that any particular tower will generate the revenue projected at the time it is first constructed or acquired by us.

RESULTS OF OPERATIONS

As we continue our transition into site leasing, operating results in prior periods may not be meaningful predictors of future prospects. You should be aware of the dramatic changes in the nature and scope of our business when reviewing the ensuing discussion of comparative historical results. We expect that the acquisitions consummated to date and any future acquisitions, as well as our new tower builds, will have a material impact on future revenues, expenses and net income. In particular depreciation and amortization and interest expense increased significantly in 1998 and are expected to continue to increase significantly in future periods. We believe that our construction programs will have a material effect on future operation, which effect will probably be negative until such time, if ever, as the newly constructed towers attain higher levels of tenant use.

1998 Compared to 1997

Total revenues increased 7.5% to $59.1 million for 1998 from $55.0 million for 1997. We derive our revenues from two businesses-site development and site leasing. Our site development business consists of site development consulting and site development construction. Site development revenues decreased 3.2% to $46.7 million in 1998 from $48.2 million in 1997 due to a substantial decline in site development consulting revenues, which was largely offset by a substantial increase in site development construction revenues. Site development consulting revenues decreased 41.6% to $27.4 million for 1998 from $47.0 million for 1997, due primarily to the decreased demand for site acquisition and zoning services from PCS licensees, as well as the increasing acceptance by wireless carriers of outsourced communication site infrastructure through build-to-suit programs. Site development construction revenues increased to $19.3 million for 1998 from $1.2 million for 1997, due to the acquisition of our construction subsidiary in September 1997 and higher levels of activity. Site leasing revenues increased 83.4% to $12.4 million for 1998 from $6.8 million for 1997, due to a substantial number of revenue producing towers added during the period through new builds and acquisitions.

Total cost of revenues increased 18.9% to $43.8 million for 1998 from $36.8 million for 1997. Site development cost of revenues increased 16.0% to $36.5 million in 1998 from $31.5 million in 1997 due to a substantial increase in site development construction cost of revenues, which was partially offset by a decrease in site development consulting cost of revenues. Site development consulting cost of revenues decreased 28.5% to $21.9 million for 1998 from $30.6 million for 1997, due to lower revenues. Site development construction cost of revenues increased to $14.6 million for 1998 from $.8 million for 1997, due again to the inclusion of the construction subsidiary for a full twelve months in 1998 versus three months in 1997. Site leasing cost of revenues increased 35.9% to $7.3 million for 1998 from $5.4 million for 1997, due primarily to the increased volume of towers owned resulting in an increased amount of lease payments to site owners.

Gross profit decreased 15.7% to $15.3 million for 1998 from $18.2 million for 1997, due to the decrease in site development consulting revenues and lower margins earned on such revenues, which more than offset increased site development construction revenues and increased site leasing revenues. Gross profit for site development consulting services decreased 66.1% to $5.6 million for 1998 from $16.4 million for 1997. The lower gross profit margins experienced in 1998 were due to more work being performed on a fixed fee basis and the completion of a number of large projects on which we experienced proportionately higher expenses than on the earlier stages of a project. Gross profit for site development construction services increased to $4.7 million for 1998 from $0.4 million for 1997 due to higher revenues. Gross profit for the site leasing business increased 264.6% to $5.1 million for 1998 from $1.4 million for 1997 due primarily to higher revenues but also due to higher gross profit margins earned on towers owned as opposed to the margins earned on our lease/sublease business which contributed most of our 1997 site leasing revenues. As a percentage of total revenues, gross profit decreased to 25.9% for 1998 as compared to 33.0% for 1997 due to significantly lower site development consulting gross profit.

Selling, general and administrative expenses increased 52.1% to $18.3 million for 1998 from $12.0 million for 1997 primarily due to the addition of personnel, the expansion of office space and overall increases in operating expenses attributable to the growth in the organization and building our tower development infrastructure. We also incurred $1.0 million of direct expenses on acquisitions or proposed new tower builds which were not completed. As a percentage of total revenues, selling, general and administrative expenses increased to 31.0% for 1998 from 21.9% in 1997.

Depreciation and amortization increased to $5.8 million for 1998 as compared to $0.5 million for 1997. This increase is directly related to the increased amount of fixed assets (primarily towers) we owned in 1998 as compared to 1997.

Operating income (loss) decreased to $(8.8) million for 1998 from $5.6 million for 1997 as a result of the factors discussed above. Other income (expense) decreased to $(12.6) million for 1998 from $0.2 million for 1997. This decrease resulted primarily from the interest expense associated with the Senior Discount
Notes offset by interest income that was earned on cash balances.   Net income
(loss) was $(19.9) million for 1998 as compared to net income of $0.3 million for 1997.

1997 Compared to 1996

Total revenues decreased 15.1% to $55.0 million for 1997 from $64.8 million for 1996. Site development revenues decreased 20.0% to $48.2 million in 1997 from $60.3 million in 1996 due to a substantial decline in site development consulting revenues. Site development consulting revenues decreased 22.0% to $47.0 million for 1997 from $60.3 million for 1996, due primarily to the decreased demand for site development services from A- and B- block broadband PCS licensees, partially offset by the increased demand for services from D-, E- , and F- block broadband PCS licensees and ESMR providers. This decreased demand from A- and B- block licensees resulted from their initial markets nearing build-out completion and not yet having commenced anticipated build out of secondary or tertiary markets, as well as the increasing acceptance by these providers of outsourced communication site infrastructure through build-to-suit programs. Site development construction revenues were $1.2 million for 1997. There was no site development construction revenues in 1996 because our construction subsidiary was not acquired until September 1997, in the CSSI acquisition. Site leasing revenues increased 49.2% to $6.8 million for 1997 from $4.5 million for 1996, due primarily to the continued growth of lease/sublease business from new and existing paging clients, and also to our ownership of 51 revenue producing towers at year end 1997.

Total cost of revenues decreased 15.3% to $36.8 million for 1997 from $43.5 million for 1996. Site development cost of revenues decreased 21.0% to $31.5 million in 1997 from $39.8 million in 1996 due to a decrease in site development consulting cost of revenues. Site development consulting cost of revenues decreased 23.0% to $30.6 million for 1997 from $39.8 million for 1996 due primarily to decreased site development consulting revenues. Site development construction cost of revenues was $0.8 million for 1997. There was no site development construction cost of revenues in 1996 because the purchase of CSSI did not occur until September 1997. Site leasing cost of revenues increased 47.2% to $5.4 million in 1997 from $3.6 million in 1996, due primarily to the higher revenues.

Gross profit decreased 14.9% to $18.2 million for 1997 from $21.3 million for 1996, due primarily to the decrease in site development revenues. Gross profit for site development consulting services decreased 19.9% to $16.4 million for 1997 from $20.5 million for 1996. This decrease was related to the decrease in revenues. Gross margin percentages were constant at 34%. Gross profit for site development construction was $0.4 million for 1997. Gross profit for the site leasing business increased 57.3% to $1.4 million for 1997 from $0.9 million for 1996. These increases were attributable to the growth of the lease/sublease.
As a percentage of total revenues, gross profit remained constant at 33% for 1997 and 1996.

Selling, general and administrative expenses decreased 32.2% to $12.0 million for 1997 from $17.8 million for 1996, primarily due to a reduction in executive compensation and increased 1996 expenses associated with a bonus paid to Mr. Bernstein, our sole shareholder, and non-cash compensation expense of $7.0 million relating to the granting of options to our other officers. The bonus was $4.0 million in 1996. Non-cash compensation expense recorded in 1997 was $1.0 million. As a percentage of total revenues, selling, general and administrative expenses decreased to 21.9% for 1997 from 27.4% for 1996. Excluding the effect of the above mentioned bonus and non-cash compensation expense, selling, general and administrative expenses as a percentage of revenues would have increased to 20.1% for 1997 from 10% for 1996. This increase is attributable to the addition of personnel and increased operating expenses we incurred to grow the site leasing business.

Depreciation and amortization increased to $0.5 million for 1997 as compared to $.2 million for 1996. This increase is directly related to the increased amount of fixed assets (primarily towers) we owned in 1997 as compared to 1996.

Operating income increased 63.9% to $5.6 million for 1997 from $3.4 million for 1996. Other income (expense) was not material in either period. Net income decreased 91.9% to $.3 million for 1997 from $3.3 million for 1996. On a pro forma basis, net income decreased 86.5% to $.3 million for 1997 from $2.0 million for 1996. These decreases result from a reduction in site development revenues and the inclusion of a provision for income taxes in 1997. Prior to 1997, we were not subject to tax at the corporate level.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation is a holding company with no business operations of its own. It's only significant asset is the outstanding capital stock of its subsidiaries. It conducts all its business operations through its subsidiaries. Accordingly, it's only source of cash to pay its obligations is distributions with respect to its ownership interest in its subsidiaries from the net earnings and cash flow generated by such subsidiaries. Even if the we determined to pay a dividend on or make a distribution in respect of the capital stock of its subsidiaries, there can be no assurance that our subsidiaries will generate sufficient cash flow to pay such a dividend or distribute such funds.

Net cash provided by operations during 1998 and 1997 was relatively constant at $7.5 million and $7.8 million, respectively. Net cash used in investing activities for 1998 was $138.1 million compared to $17.7 million for 1997. The increase in cash used for investing activities results from the acquisition and construction of 443 towers during 1998. Net cash provided from financing activities for 1998 was $151.1 million compared to $15.6 million for 1997. This increase is attributable to the proceeds of the Senior Discount Notes.

Net cash provided by operations during 1997 was $7.8 million compared to $1.2 million in 1996. The increase in net cash provided by operations was primarily attributable to the decrease in net income together with changes in the account balances associated with accounts receivable, accounts payable, intangibles and various tax accounts for the respective periods. Net cash used in investing activities for 1997 was $17.7 million compared to $0.1 million for 1996. The increase in cash used for investing activities resulted from the acquisition of towers and a tower construction company. Net cash provided by financing activities for 1997 was $15.6 million compared to net cash used in financing activities of $1 million for 1996. The increase in net cash provided by financing activities was primarily attributable to the proceeds from the preferred stock offering.

As a result of a preferred stock offering in March 1997, we received net proceeds of $25.3 million after deducting the agents' commission, offering expenses and a stock redemption. These proceeds were used primarily for the repayment of short-term debt, for the funding of various expansion costs, for the construction and acquisition of various towers and for general working capital.

Our balance sheet reflected positive working capital of $8.0 million and $16,000 as of December 31, 1998 and December 31, 1997, respectively.

On March 2, 1998 we issued $269 million 12% Senior discount notes due 2008 (the "Notes"). This offering provided approximately $150.2 million of gross proceeds to us. From these gross proceeds, we repaid approximately $20.2 million of existing indebtedness and paid approximately $5.7 million of fees and expenses. The remaining proceeds were used primarily for the acquisition and construction of telecommunications towers. Prior to March 1, 2003, interest expense on the Notes will consist solely of non-cash accretion of original issue discount and the Notes will not require cash interest payments. After such time, the Notes will have accreted to $269 million and will require annual cash interest payments of approximately $32.3 million. In addition, the Notes mature on March 1, 2008.

In February 1999, we entered into a new senior credit facility through our Telecommunications subsidiary with a group of lenders. This new $175 million credit facility, which replaced our prior $55 million credit facility, consists of a $25 million term loan and a $150 million revolving line of credit. The term loan was fully funded at closing. Availability under the new facility is determined by a number of factors including number of towers built by us with anchor tenants on the date of completion, the financial performance of our other towers, site development and construction segments, as well as by other financial covenants, financial ratios and other conditions. The new credit facility, pursuant to a schedule, matures December 31, 2004 and amortization and reduced availability begins March 31, 2001. Borrowings under the new facility will bear interest at the EURO rate plus a margin ranging from 2.25% to 3.50% (determined by a leverage ratio) or a "base rate" (as defined in the New Facility) plus a margin ranging from 1.25% to 2.50% (determined by a leverage ratio). The new credit facility is secured by substantially all of the assets of Telecommunications and its direct and indirect subsidiaries, requires Telecommunications to maintain certain financial covenants and places restrictions on, among other things, the incurrence of debt and liens, disposition of assets, transactions with affiliates and certain investments.

We currently estimate that we will make at least $150.0 million of capital expenditures through fiscal year end 1999 for the construction and acquisition of communication sites, primarily towers. We expect to use cash from operations together with the availability under the new credit facility to fund these capital expenditures. These expected capital expenditures will substantially exhaust our availability under our new credit facility. However, the exact amount of our future capital expenditures will depend on a number of factors.
In 1999, we currently anticipate building a significant number of towers for which we have mandates pursuant to our build-to-suit program. We also intend to continue to explore opportunities to acquire additional towers. Our capital expenditures through fiscal year end 1999 will depend in part upon acquisition opportunities that become available during the period, the needs of our primary build-to-suit customers and the availability to us of additional debt or equity capital on acceptable terms. In the event that the borrowings under the new credit facility have otherwise been utilized when an acquisition or construction opportunity arises, we would be required to seek additional debt or equity financing. We cannot assure you that any such financing will be available on commercially reasonable terms or at all or that any additional debt financing would be permitted by the terms of our existing indebtedness.

Our ability to make scheduled payments of principal of, or to pay interest on, our debt obligations, and our ability to refinance any such debt obligations, or to fund planned capital expenditures, will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business strategy contemplates substantial capital expenditures in connection with its planned tower build-out and acquisition. Based on the our current operations and anticipated revenue growth, we believe that, if our business strategy is successful, cash flow from operations and available borrowings under the new credit facility will be sufficient to fund the our anticipated capital expenditures through fiscal 1999. Thereafter, however, or in the event we exceed our currently anticipated capital expenditures for 1999, we anticipate that we will need to seek additional equity or debt financing to fund our business plan. Failure to obtain any such financing could require us to significantly reduce our planned capital expenditures and scale back the scope of our tower build-out or acquisitions, either of which could have a material adverse effect on our projected financial condition or results of operations. In addition we may need to refinance all or a portion of our indebtedness (including the Notes and/or the new credit facility) on or prior to its scheduled maturity. There can be no assurance that we will generate sufficient cash flow from operations in the future, that anticipated revenue growth will be realized or that future borrowings or equity contributions will be available in amounts sufficient to service our indebtedness and make anticipated capital expenditures. In addition, there can be no assurance that we will be able to effect any required refinancing of our indebtedness (including the Notes) on commercially reasonable terms or at all. See "Risk Factors."

Market Risk

We are exposed to certain market risks which are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business, and in some cases, relate to our acquisition of related businesses. We are subject to interest rate risk on our credit facility and any future financing requirements. Our fixed rate debt consists primarily of the accreted balance of the Senior Discount Notes.

The following table presents the future principle payment obligations and weighted average interest rates associated with our existing long-term debt instruments assuming our actual level of long-term debt indebtedness:

                        1999     2000     2001     2002     2003    Thereafter
Liabilities:
Long-term debt           --      --        --       --     --       $269,000,000
  Fixed rate (12.0%)

Our primary market risk exposure relates to (1) the interest rate risk on long-term and short-term borrowings, (2) our ability to refinance our Senior Discount Notes at maturity at market rates, (3) the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants and (4) the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions. We manage the interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

Year 2000

During 1998 we continued our review of the installation of new systems hardware and software and determined that the installation is on schedule for completion before the year 2000.

There are five phases that describe our process in becoming Year 2000 compliant. The awareness phase encompasses developing a budget and project
plan.   The assessment phase identifies mission-critical systems to check for compliance. Both of these phases have been completed. We are at various stages in the three remaining phases: renovation, validation and implementation. Renovation is the design of the systems to be Year 2000 compliant. Validation is testing the systems followed by implementation.

We have begun implementation of a new financial system. The system is certified as Year 2000 compliant. In conjunction with this implementation, we have undertaken the renovation of our operational systems.

The testing and implementation of these systems is scheduled for completion in 1999. Although we have not completely determined the effect of expenditures related to the Year 2000 issue, it is not expected to be significant and will be expensed as incurred.

The state of Year 2000 readiness for third parties with whom we share a material relationship, such as banks and vendors used by us is being reviewed by management. At this time, we are unaware of any third party Year 2000 issues that would materially effect these relationships or our financial condition.

We expect to by Year 2000 compliant in 1999 for all major systems. We are assessing our risks and the full impact on operations if the worst case Year 2000 scenario were to occur. In conjunction with this, we are developing a contingency plan and expect to complete the development of this plan in 1999.

Inflation

The impact of inflation on our operations has not been significant to date. However, we cannot assure you that a high rate of inflation in the future will not adversely affect our operating results.

Senior Discount Note Disclosure Requirements

The indenture governing our 12% Senior Discount Notes due 2008 require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries and the disclosure to be made of Tower Cash Flow, as defined in the indenture, for the most recent fiscal quarter and Adjusted Consolidated Cash Flow, as defined in the indenture, for the most recently completed four-quarter period. As of December 31, 1998 we had no unrestricted subsidiaries. Tower cash flow, as defined in the indenture, for the quarter ended December 31, 1998 was $0.2 million. Adjusted Consolidated Cash Flow for the year ended December 31, 1998 was $(1.1) million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data for the Company are on pages 1 through 19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below sets forth certain information concerning our directors and executive officers at December 31, 1998.

NAME                                      Age     Position
---------------------------------------   ---     ----------------------------------------------------
Steven E. Bernstein....................    38     Chairman of the Board, President and Chief Executive
                                                  Officer

Ronald G. Bizick, II...................    31     Executive Vice President - Sales and Marketing

Robert M. Grobstein....................    39     Chief Accounting Officer

Michael N. Simkin......................    46     Chief Operating Officer

Jeffrey A. Stoops......................    40     Chief Financial Officer

Donald B. Hebb, Jr.....................    56     Director

C. Kevin Landry........................    54     Director

Robert S. Picow........................    43     Director

     Steven E. Bernstein, our founder, has been our President and Chief Executive Officer since our inception in 1989. From 1986 to 1989, Mr. Bernstein was employed by McCaw Cellular Communications. While at McCaw, Mr. Bernstein was responsible for the development of the initial Pittsburgh non-wireline cellular system and the start-up of the Pittsburgh sales network. Mr. Bernstein is a graduate of the University of Florida, where he majored in Real Estate and earned a Bachelor of Science degree in Business Administration. He was PCIA's 1996 Entrepreneur of the Year.

     Ronald G. Bizick, II, Executive Vice President - Sales and Marketing, has been an executive officer with us since 1993. He is responsible for sales and marketing of our site development and site leasing services. Prior to joining us in 1990, Mr. Bizick was employed by a private land planning and development firm specializing in commercial and residential wetland and zoning approvals. Mr. Bizick is a cum laude graduate of the University of Pittsburgh, where he earned a Bachelor of Arts degree in Business and Communications.

     Robert M. Grobstein, CPA, Chief Accounting Officer, has been an executive officer with us since December 1993. He is responsible for risk management, financial reporting, and accounting. From January 1990 to December 1993, Mr. Grobstein served as Controller for Turnberry Isle Resort and Country Club, where he supervised a 28-person accounting staff. Mr. Grobstein is a graduate of Robert Morris College, where he majored in Accounting and earned a Bachelor of Science degree in Business Administration. He is a member of both the American Institute of C.P.A.'s and the Florida Institute of C.P.A.'s.

     Michael N. Simkin, Chief Operating Officer, joined us in April 1998. From July 1997 to February 1998, he was Chief Executive Officer of Centennial Communications Corporation, an international specialized mobile radio service provider based in Denver. From April 1995 to April 1997, he was Vice President and General Manager of PrimeCo Personal Communications for the South Florida region. From April 1993 to April 1995, Mr. Simkin was Executive Director of Corporate Strategy for Airtouch Communications. He has an A.B. in Economics and MBA Degree from the University of California at Berkeley.

     Jeffrey A. Stoops, Chief Financial Officer, joined us in April 1997. Mr. Stoops is responsible for all finance, mergers and acquisitions, capital market activities and legal matters for us. Prior to joining us, Mr. Stoops was a partner with Gunster, Yoakley, Valdes-Fauli & Stewart, P.A., a South Florida law firm, where he practiced for thirteen years in the corporate, securities and mergers and acquisitions areas. Mr. Stoops received his Bachelor of Science degree and his JD degree from Florida State University, and is a member of the Florida Bar and also serves as our General Counsel.

     Donald B. Hebb, Jr. was elected as a director of ours in February 1997. Mr. Hebb also has been a Managing Member of the general partner of ABS Capital Partners II, L.P., a private equity fund, and related entities, since December 1993. Prior to that time, he was a Managing Director of Alex. Brown and Sons Incorporated, investing private equity funds. Prior to that time, Mr. Hebb served as President and Chief Executive Officer of Alex. Brown Incorporated, and in that capacity, initiated the Alex. Brown Merchant Banking Group early in 1990. Mr. Hebb was the nominee of ABS for election as director.

     C. Kevin Landry was elected as a director of ours in March 1997. Mr. Landry has been a Managing Director and Chief Executive Officer of TA Associates, Inc. since its incorporation in 1994. From 1982 to 1994, he served as a Managing Partner of its predecessor partnership. Mr. Landry also serves on the Board of Directors of Standex International Corporation. He has also served as a director of Alex. Brown Incorporated. Mr. Landry was the nominee of TA Associates for election as director.

     Robert S. Picow was elected as a director of ours in November 1998. Mr. Picow founded Allied Communications, a distributor of communications equipment, in 1982. He served as the Chief Executive Officer of Allied until its sale in 1996 to Brightpoint, Inc., a publicly traded communications equipment company. Mr. Picow also served as a director of Brightpoint from June 1996 to August 1997. Mr. Picow is a private investor.

     The terms of our Series A Preferred Stock provide for a five person Board of Directors. Of these five Directors, one is Mr. Bernstein, two will be elected by the Series A Preferred Shareholders and the other two will be determined by a vote of the shareholders (with one required to be reasonably acceptable to the Directors elected by our Series A Preferred Shareholders). Messrs. Bernstein and other executive officers, through their current ability to vote in excess of 50% of all votes represented by our outstanding capital stock, effectively control this determination. Messrs. Hebb and Landry currently serve as the representatives of the Series A Preferred Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the cash and non-cash compensation paid by or incurred on our behalf of SBA to our Chief Executive Officer and four other most highly compensated executive officers for each of the years ended December 31, 1996, 1997 and 1998.

                          SUMMARY COMPENSATION TABLE

                                                                                Long Term
                                                                              COMPENSATION
                                                                                 AWARDS
                                                                             -------------
                                                                                Number of
                                                                               SECURITIES         ALL
                                                                               UNDERLYING        OTHER
                                                                                OPTIONS/        COMPEN-
                                                    Annual Compensation
                                                  -----------------------
       Name and Principal                  Year   SALARY ($)    BONUS ($)       SARS (#)       SATION ($)
           Position                        ----   ----------   ----------    -------------    ----------
       ------------------
Steven E.                                  1998    354,822     283,850(a)         __            13,066(c)
 Bernstein...........................      1997    354,822     100,000(b)         --            15,669(c)
 Chairman of the Board, President and      1996    195,000     3,995,000          --            23,172(c)
 Chief Executive Officer
Ronald G. Bizick,                          1998    275,000       151,250          --             1,000
 II..................................      1997    275,000       100,000     773,528(d)          1,000
 Executive Vice President                  1996     75,000     1,629,000                         1,000
 Sales and Marketing
Robert M. Grobstein                        1998    204,815       108,000          --             1,000
 ....................................      1997    204,815       100,000     386,764             1,000
 Chief Accounting Officer                  1996    104,980       560,020          --             1,000

                                                                                LONG TERM
                                                                              COMPENSATION
                                                                                 AWARDS
                                                                             -------------
                                                                                NUMBER OF
                                                                               SECURITIES         ALL
                                                                               UNDERLYING        OTHER
                                                                                OPTIONS/        COMPEN-
                                                    ANNUAL COMPENSATION
                                                  -----------------------
       NAME AND PRINCIPAL                  YEAR   SALARY ($)    BONUS ($)       SARS (#)       SATION ($)
           POSITION                        ----   ----------   ----------    -------------    ----------
       ------------------
Michael N.                                 1998   254,815(e)    145,981(f)       200,000         1,000
 Simkin............................        1997        --            --               --            --
 Chief Operating Officer                   1996        --            --               --            --

Jeffrey A. Stoops                          1998   304,798       165,000               --         1,000
 ..................................        1997   304,798(g)    100,000          100,000(h)      1,000
 Chief Financial Officer                   1996        --            --               --            --

(a) This number represents 51,609 shares of Class A Common Stock issued to Mr. Bernstein on December 31, 1998.
(b) This number represents 26,810 shares of Class A Common Stock issued to Mr. Bernstein in the first quarter of 1998.
(c) This number represents the provision of a car allowance to Mr. Bernstein.
(d) These options were exercised by Mr. Bizick in June 1998.
(e) This number represents Mr. Simkin's annual compensation. Mr. Simkin began his employment with us on April 13, 1998.
(f) This number represents 26,542 Shares of Class A Common Stock issued to Mr. Simkin on December 31, 1998.
(g) This number represents Mr. Stoops' annual compensation. Mr. Stoops began his employment with us on April 1, 1997.
(h) Does not include options to purchase Class B Common Stock granted by Mr. Bernstein to Mr. Stoops. On March 14, 1997, Mr. Bernstein granted Mr. Stoops options to purchase 1,369,863 shares of Class B Common Stock at an exercise price of $2.19 a share.

                    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                   INDIVIDUAL GRANTS
                             -------------------------------------------------------------
                               NUMBER OF       % OF TOTAL                                   POTENTIAL REALIZABLE VALUE AT
                               SECURITIES     OPTIONS/SARS                                   ASSUMED ANNUAL RATE OF STOCK
                               UNDERLYING      GRANTED TO       EXERCISE                        PRICE APPRECIATION FOR
                              OPTIONS/SARS      EMPLOYEES         PRICE       EXPIRATION            OPTION TERM(1)
                                                                                            ------------------------------
      Name                      Granted         IN 1998         PER SHARE        DATE               5% ($)         10% ($)
    --------                 -------------   --------------   -------------  -------------  ----------------     ---------
Steven E. Bernstein........          --              --              --             --             --                 --
Ronald G. Bizick, II.......          --              --              --             --             --                 --
Robert M. Grobstein........          --              --              --             --             --                 --
Michael N. Simkin..........     200,000              25%           2.63        6/15/08        330,799            838,309
Jeffrey A. Stoops..........          --              --              --             --             --                 --

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND YEAR-END OPTION/SAR VALUES

                                                                     Number of Securities           Value of Unexercised
                                                                    UNDERLYING UNEXERCISED              IN-THE-MONEY
                                       SHARES                            OPTIONS/SARS                 OPTIONS/SARS AT
                                    ACQUIRED ON      Value           at December 31, 1998           DECEMBER 31, 1998($)
                                                               --------------------------------  --------------------------
              Name                    EXERCISE      REALIZED    EXERCISABLE     UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
            --------               --------------  ----------  --------------  ----------------  -----------  -------------
Steven E. Bernstein..............           --             --           --                --              --             --
Ronald G. Bizick, II.............      773,528(a)  $1,372,239           --                --              --             --

                                                                     Number of Securities           Value of Unexercised
                                                                    UNDERLYING UNEXERCISED              IN-THE-MONEY
                                       SHARES                            OPTIONS/SARS                 OPTIONS/SARS AT
                                    ACQUIRED ON      Value           at December 31, 1998           DECEMBER 31, 1998($)
                                                               --------------------------------  --------------------------
              Name                    EXERCISE      REALIZED    EXERCISABLE     UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
            --------               --------------  ----------  --------------  ----------------  -----------  -------------
Robert M. Grobstein..............           --             --      386,764                --      $2,107,864             --
Michael N. Simkin................           --             --       66,667           133,333         191,334        382,666
Jeffrey A. Stoops................           --             --       66,667(b)         33,333(c)      191,334         95,666

(a) These options were exercised by Mr. Bizick in June 1998 and have not been sold.
(b) This does not include exercisable options to acquire 913,242 shares of Class B Common Stock that Mr. Bernstein granted to Mr. Stoops.
(c) This does not include unexercisable options to acquire 456,621 shares of Class B Common Stock that Mr. Bernstein granted to Mr. Stoops.

EMPLOYMENT AGREEMENTS


     Steven E. Bernstein. We do not have an employment agreement with Steven E. Bernstein, our President and Chief Executive Officer. Mr. Bernstein is, therefore, not subject to non-competition or non-solicitation contractual restrictions. Mr. Bernstein was paid a base salary of $350,000 for 1998 and an annual cash bonus based on achievement of performance criteria established by the Board. This annual cash bonus did not exceed his base annual salary. Mr. Bernstein's compensation and other terms of employment are determined by our Board of Directors.

     Ronald G. Bizick, II. Mr. Bizick is party to an employment agreement with us dated as of January 1, 1997. Under his employment agreement, Mr. Bizick receives an initial base salary of $275,000 per year and an annual cash bonus based on achievement of performance criteria established by the Board of Directors. Mr. Bizick's bonus is not permitted to exceed his base annual salary. Mr. Bizick's employment agreement is for an initial three-year term, and automatically renews for an additional one-year term unless either Mr. Bizick or SBA provides written notice to the other party at least 90 days prior to renewal. Mr. Bizick's employment agreement provides that upon termination of employment by us, other than for cause or retirement, we shall pay an amount equal to the aggregate present value of the product of the base annual compensation paid to Mr. Bizick by us multiplied by 2.0. The agreement also provides for noncompetition, nonsolicitation and nondisclosure covenants.

     Robert M. Grobstein. Mr. Grobstein is party to an employment agreement with us dated as of January 1, 1997. Under his employment agreement, Mr. Grobstein received an initial base salary of $200,000 per year and an annual cash bonus based on achievement of performance criteria established by the Board of Directors. Mr. Grobstein's bonus is not permitted to exceed Mr. Grobstein's base annual salary. Mr. Grobstein's employment agreement is for an initial three-year term, and automatically renews for an additional one-year term unless either Mr. Grobstein or SBA provides written notice to the other party at least 90 days prior to renewal. Mr. Grobstein's employment agreement provides that upon termination of employment by us, other than for cause or retirement, we shall pay an amount equal to the aggregate present value of the base annual compensation paid to Mr. Grobstein by us, multiplied by 2.0. The agreement also provides for noncompetition, nonsolicitation and nondisclosure covenants.

     Michael N. Simkin. Mr. Simkin is party to an employment agreement with us dated as of June 15, 1998. Under his employment agreement, Mr. Simkin receives an initial base salary of $250,000 per year and an annual cash bonus based on achievement of performance criteria established by the Board of Directors. This bonus is not permitted to exceed Mr. Simkin's pro-rated base salary then in effect. For calendar year 1998, Mr. Simkin's pro-rated period is the period from April 13, 1998 to December 31, 1998. Mr. Simkin's employment agreement is for an initial 35-month term, and automatically renews for an additional one-year term, unless either Mr. Simkin or SBA provides written notice to the other party at least 90 days prior to renewal. Mr. Simkin's employment agreement provides that upon termination of employment by us, other than for cause or retirement, we shall pay an amount equal to one time Mr.

Simkin's aggregate annual compensation. The agreement also provides for noncompetition, nonsolicitation and nondisclosure covenants.

     Jeffrey A. Stoops. Mr. Stoops is party to an employment agreement with us dated as of March 14, 1997. Under his employment agreement, Mr. Stoops receives an initial base salary of $300,000 per annum and an annual cash bonus based on achievement of performance criteria established by the Board of Directors. Mr. Stoops' bonus is not permitted to exceed Mr. Stoops' base annual salary. Mr. Stoops' employment agreement is for an initial 32-month term, and automatically renews for an additional one-year term, unless either Mr. Stoops or SBA provides written notice to the other party at least 90 days prior to renewal. Mr. Stoops' employment agreement provides that upon termination of employment by us, other than for cause or retirement, we shall pay an amount equal to one time Mr. Stoops' aggregate annual compensation. The agreement also provides for noncompetition, nonsolicitation and nondisclosure covenants.

COMPENSATION OF DIRECTORS

     Our three outside directors are reimbursed for expenses incidental to attendance at meetings of the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Our Board of Directors does not currently have a compensation committee. During 1996, 1997 and 1998, Mr. Bernstein served as a director, our Chairman of the Board, our President and our Chief Executive Officer. Mr. Bernstein participated in deliberations of our Board of Directors concerning executive compensation.

STOCK OPTION PLAN

     We have adopted the 1996 Stock Option Plan, pursuant to which stock options (both nonqualified stock options and incentive stock options), stock appreciation rights and restricted stock may be granted to directors, key employees and consultants at a price per share equal to the greater of (1) the fair market value at the time of grant or (2) $2.63. A total of 1,800,000 shares of Class A Common Stock are reserved for issuance under this option plan. As of December 31, 1998, options to acquire 1,167,533 shares were issued and outstanding, with an exercise price of $2.63 per share and options to acquire 105,719 shares were issued and outstanding with an exercise price of $4.00 per share. These options generally vest over three-year periods from the date of grant. As of December 31, 1998, options granted under this option plan to purchase 2,433 shares had been exercised.

     With respect to the grant of awards under this option plan, the Board of Directors or a committee of the Board of Directors will determine persons to be granted stock options, stock appreciation rights and restricted stock, the amount of stock or rights to be optioned or granted to each such person, and the terms and conditions of any stock options, stock appreciation rights and restricted stock. Both types of stock options (incentive stock options and nonqualified stock options) may be granted under this option plan.

     Stock appreciation rights may be granted in conjunction with the grant of an incentive or nonqualified stock option under this option plan or independently of any such stock option. A stock appreciation right granted in conjunction with a stock option may be an alternative right. In which event, the exercise of the stock option terminates the stock appreciation right to the extent of the shares purchased upon exercise of the stock option and, correspondingly, the exercise of the stock appreciation right terminates the stock option to the extent of the shares with respect to which such right is exercised. Subject to the terms of this option plan, the Board of Directors or a committee thereof may award shares of restricted stock to the participants of this option plan. Generally, a restricted stock award will not require the payment of any option price by a participant but will call for the transfer of shares to this participant subject to forfeiture, without payment of any consideration by us, if the participant's employment terminates during a "restricted" period (which must be at least six months) specified in the award of the restricted stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth, as of December 31, 1998, certain information with respect to the beneficial ownership of our capital stock by (1) each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock; (2) each of the directors and executive officers individually and
(3) all directors and executive officers as a group. At December 31, 1998, we had outstanding the following shares of capital stock: Class A Common Stock-- 880,922 shares; Class B Common Stock--8,075,000 shares; Series A Preferred Stock--8,050,000 shares. At December 31, 1998 no other classes or series of capital stock had any shares issued and outstanding. Each share of Series A Preferred Stock is currently convertible into one share of Class A Common Stock and one share of Series B Preferred Stock upon the occurrence of certain events. This table does not give effect to shares of Class A Common Stock that may be acquired pursuant to options outstanding as of December 31, 1998, except as described in footnote b.

                                                                                          Number of        Percentage of Total
                                                                                           SHARES            VOTING POWER OF
                                                                                        BENEFICIALLY             CLASS A
EXECUTIVE OFFICERS AND DIRECTORS(A)                         Title of Class                Owned(b)           Common Stock(b)
----------------------------------                      ---------------------        ----------------     -------------------
Steven E. Bernstein(c)                                  Class B Common Stock                8,075,000                    49.6%
                                                        Class A Common Stock                   78,419                      --
Ronald G. Bizick, II                                    Class A Common Stock                  773,528                       *
Robert M. Grobstein(d)                                  Class A Common Stock                  386,764                       *
Michael N. Simkin(e)                                    Class A Common Stock                   93,208                       *
Jeffrey A. Stoops(f)                                    Class A Common Stock                  979,908                       *
Donald B. Hebb, Jr.(g)                                  Series A Preferred Stock            3,220,000                    19.9
C. Kevin Landry(h)                                      Series A Preferred Stock            2,736,987                    16.8
Robert S. Picow(i)                                      Class A Common Stock                       --                       *
All executive officers and directors as a group
   (8 persons)                                                                             15,430,572                    86.8

Beneficial Owners of 5% or More of Capital Stock
----------------------------------------------
ABS Capital Partners, II, L.P.(j)                       Series A Preferred Stock            3,220,000                    19.9%
TA Associates, Inc.(k)                                  Series A Preferred Stock            2,736,987                    16.8
The Hillman Company(l)                                  Series A Preferred Stock            1,169,808                     7.2

_____________
*   Less than 1%.
(a) Except as otherwise indicated, the address of each person named in this table is c/o SBA Communications Corporation, One Town Center Road, Third Floor, Boca Raton, Florida 33486.
(b) In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person pursuant to options exercisable within 60 days after December 31, 1998 are deemed outstanding for purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other shareholders. To our actual knowledge, except as otherwise indicated, beneficial ownership includes sole voting and dispositive power with respect to all shares. We have reserved for issuance options to purchase 1,800,000 shares of the Class A Common Stock at exercise prices at or above $2.63 per share, of which options for 1,273,252 shares were issued at December 31, 1998. Of these options, 200,500 will be exercisable within 60 days after December 31, 1998.
(c) Mr. Bernstein has granted Mr. Stoops options to purchase 1,369,863 of his shares of Class B Common Stock at an exercise price of $2.19 per share, which options vest over an approximately 33 month period in three equal installments. As of December 31, 1998, options to purchase 913,242 of such shares were exercisable. Until such time as Mr. Stoops exercises his options, Mr. Bernstein retains voting control over such shares. Upon exercise by Mr. Stoops, the shares convert to Class A Common Stock.
(d) All shares are in the form of an immediately exercisable option to purchase Class A Common Stock at $.05 per share.
(e) This number includes currently exerciseable options to purchase 66,666 Shares of Class A Common Stock for $2.63 per share granted under the 1996 Stock Option Plan. This number does not include unvested options to purchase 133,334 shares of our Class A Common Stock at an exercise price of $2.63 per share.
(f) This number includes currently exercisable options granted by Mr. Bernstein to Mr. Stoops for 913,242 shares at $2.19 per share and options granted under the 1996 Stock Option Plan for 66,666 shares currently exercisable at $2.63 per share. Until exercised, the shares subject to the options granted by Mr. Bernstein remain in the voting control of Mr. Bernstein. Does not include options to purchase an additional 456,621 shares of Common Stock for $2.19 per share granted from Mr. Bernstein to Mr. Stoops, which vest on December 31, 1999. Also does not include additional options to purchase 33,333 shares of Class A Common Stock at $2.63 per share granted under the Option Plan, which vest on December 31, 1999.
(g) This number includes 3,220,000 shares of Series A Preferred Stock owned by ABS. Mr. Hebb is Managing Member of ABS Partners II, L.L.C., the general partner of ABS. Mr. Hebb disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.
(h) This number includes 1,102,850 shares owned by Advent Atlantic and Pacific III, L.P., of which Mr. Landry is a Managing Director of the General Partner; 1,610,000 shares owned by Advent VII, L.P., of which Mr. Landry is Managing Director of the General Partner; and 24,147 shares owned by TA Venture Investors Limited

    Partnership, of which Mr. Landry is a General Partner. Mr. Landry disclaims beneficial ownership of these shares, with the exception of 2,212.93 shares held through TA Venture Investors Limited Partnership.
(i) This number does not include options to purchase 100,000 shares of Class A Common Stock at $2.63 per share, which vest in three equal annual installments beginning November 12, 1999.
(j) The principal business address of ABS Capital Partners, II, L.P. is One South Street, Baltimore, MD 21202.
(k) This number includes 1,102,850 shares owned by Advent Atlantic and Pacific III, L.P., of which TA Associates is a General Partner, 1,610,000 shares owned by Advent VII, L.P., of which TA Associates is a General Partner, and 24,147 shares owned by TA Venture Investors Limited Partnership, of which Mr. Landry is a General Partner. The principal business address of TA Associates, Inc. is 125 High Street, Boston, MA 02110.
(l) This number includes 233,960 shares held by C.G. Grefenstette and Thomas G. Bigley as Trustees for Henry Lea Hillman, Jr., Juliet Lea Hillman, Audry Hilliard Hillman, and William Talbott Hillman, 175,470 shares held by Henry
    L. Hillman, Elsie Hilliard Hillman and C.G. Grefenstette as Trustees of the Henry L. Hillman Trust, 584,908 shares owned by Juliet Challenger, Inc., and 175,470 shares owned by Venhill Limited Partnership. The principal business address of The Hillman Company is Grant Building, Pittsburgh, PA 15219.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Steven M. Bernstein, our President and Chief Executive Officer, is indebted to us in the amount of $3,784,768, including accrued interest as of December 31, 1998. The indebtedness was incurred in March, 1997 in the principal amount of $3.5 million, accrues interest at 5.83% per annum and is secured by 823,530 shares of Mr. Bernstein's Class B Common Stock. The debt matures on the earlier of March, 2001 or the completion of an initial public offering of our common stock.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     (1)  Financial Statements

          See "Item 8. Financial Statements and Supplementary Data" for Financial Statements included with this Annual Report on Form 10-K.

     (2)  Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts

          See "Item 8. Financial Statements and Supplementary Data" for Financial Statements Schedules included with this Annual Report on Form 10-K.

      All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.

     (3)  Exhibits

 EXHIBIT
   No.                       Description of Exhibits
 -------                     -----------------------

**3.1     --Articles of Incorporation, as amended, of SBA Communications
            Corporation.
**3.2     --Amended and Restated Statement of Designation of SBA Communications
            Corporation.
**3.3     --By-Laws of SBA Communications Corporation.
**4.1     --Indenture, dated as of March 2, 1998, between SBA Communications
            Corporation and State Street Bank and Trust Company, as trustee, relating to $269,000,000 in aggregate principal amount at maturity of 12% Senior Discount Notes due 2008.

**4.4     --Registration Rights Agreement, dated as of March 2, 1998, between
            SBA Communications Corporation and BT Alex. Brown Incorporated and Lehman Brothers Inc.
**10.1    --SBA Communications Corporation Registration Rights Agreement dated as of March 5, 1997, among the Company, Steven E. Bernstein, Ronald
            G. Bizick, II and Robert M. Grobstein.
**10.2    --SBA Communications Corporation Registration Rights Agreement dated as of March 6, 1997, among the Company and the Preferred Shareholders, as defined therein.
**10.3    --SBA Communications Corporation Shareholders Agreement dated as of
            March 5, 1997, among the Company, Steven E. Bernstein and the Preferred Shareholders, as defined therein.
**10.4    --$3,500,000 Promissory Note dated as of March 8, 1997 of Steven E.
            Bernstein in favor of the Company.
**10.5    --Pledge and Security Agreement dated as of March 8, 1997, between the
            Company and Steven E. Bernstein.
**10.6    --Warrant to Purchase 402,500 Shares of Class A Common Stock of SBA
            Communications Corporation dated March 6, 1997.
**10.7    --Credit Agreement dated as of August 8, 1997, among the Company,
            BankBoston, N.A., First Union National Bank and Fleet National Bank.
**10.71   --Credit Agreement Amendment No. 2 among the Company, BankBoston,
            N.A., Banque Paribas, First Union National Bank, Fleet National Bank, Lehman Commercial Paper Inc. and Suntrust Bank, Central Florida, N.A.
**10.75   --Amended and Restated Credit Agreement dated as of June 29, 1998, among SBA Telecommunications, Inc., BankBoston, N.A., First Union National Bank and Fleet National Bank.
**10.8    --Employment Agreement dated as of January 1, 1997, between the
            Company and Ronald G. Bizick, II.
**10.9    --Employment Agreement dated as of January 1, 1997, between the
            Company and Robert M. Grobstein.
**10.10   --Employment Agreement dated as of March 14, 1997, between the Company and Jeffrey A. Stoops.
**10.105  --Employment Agreement dated as of June 15, 1998, between the Company and Michael N. Simkin.
**10.11   --Stock Option Agreement dated as of March 5, 1997, between the
            Company and Ronald G. Bizick, II.
**10.12   --Stock Option Agreement dated as of March 5, 1997, between the
            Company and Robert M. Grobstein.
**10.125  --Incentive Stock Option Agreement dated as of June 15, 1998 between the Company and Michael N. Simkin.
**10.13   --Nonqualified Stock Option Agreement-Revised dated March 14, 1997, between the Company and Jeffrey A. Stoops.
**10.14   --SBA Communications Corporation Subordination Agreement dated as of
            August 8, 1997, among the Company, the holders of in excess of the 73% of the Company's Series A Convertible Preferred Stock, and BankBoston, N.A.
21.1      --Subsidiaries of SBA Communications Corporation.
27.1      --Financial Data Schedule

----------
** Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form S-4 previously filed by the Company (Registration no. 333-50219)

(b)  Reports on Form 8-K:

     (1) The Company filed a report on Form 8-K on October 8, 1998. In this report, the Company reported, under Item 2, the consummation of a stock purchase of Caddo Tower Company, Inc. for an aggregate purchase price of $4.9 million. The Company also filed, under Item 7, the Stock Purchase Agreement pursuant to which the transaction was consummated.

(c)  Item 60l Exhibits:

     The exhibits required by Item 601 of Regulation S-K are set forth in (a)(3) above.

(d)  Financial Statement Schedules:

     The financial statement schedules required by Regulation S-K are set forth in (a)(2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boca Raton, State of Florida on March 31, 1999.


                                     SBA COMMUNICATIONS CORPORATION


                                     By:  /s/ Steven E. Bernstein
                                         ---------------------------------
                                               Steven E. Bernstein
                                        Chairman of the Board of Directors,
                                       President and Chief Executive Officer


     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Jeffrey A. Stoops and Robert Grobstein, or any of them, each acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his name, place and stead, in any and all capacities, in connection with the Registrant's report on Form 10-K under the Securities Exchange Act of 1934, including to sign the report in the name and on behalf of the Registrant or on behalf of the undersigned as a director or officer of the Registrant, and any and all amendments or supplements to the report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and any applicable securities exchange or securities self-regulatory body, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities indicated on this 31 day of March, 1999.


         Signature                         Title                               Date
         ---------                         -----                               ----
 /s/    Steven E. Bernstein      Chairman of the Board of Directors,       March 31, 1999
----------------------------     President and Chief  Executive
    Steven E. Bernstein          Officer (Principal Executive Officer)

  /s/    Jeffrey A. Stoops       Chief Financial Officer                   March 31, 1999
----------------------------     (Principal Financial Officer)
     Jeffrey A. Stoops

 /s/    Robert M. Grobstein      Chief Accounting Officer                  March 31, 1999
----------------------------     (Principal Accounting Officer)
    Robert M. Grobstein

/s/    Donald B. Hebb, Jr.       Director                                  March 31, 1999
----------------------------
    Donald B. Hebb, Jr.

/s/    C. Kevin Landry           Director                                  March 31, 1999
----------------------------
      C. Kevin Landry

/s/    Robert S. Picow           Director                                  March 31, 1999
----------------------------
      Robert S. Picow

--------------------------------------------------------------------------------
                SBA Communications Corporation and Subsidiaries

                       Consolidated Financial Statements
--------------------------------------------------------------------------------

                               Table of Contents


Report of Independent Certified Public Accountants .........................................................   1

Consolidated Balance Sheets as of December 31, 1998 and 1997 ...............................................   2

Statements of Operations for the years ended December 31, 1998, 1997 and 1996 ..............................   3

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996 ..............................   4

Statements of Stockholders' Deficit for the years ended December 31, 1998, 1997 and 1996 ...................   6

Notes to Consolidated Financial Statements..................................................................   7

Report of Independent Certified Public Accountants on Schedule..............................................  18

Valuation and Qualifying Accounts...........................................................................  19

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------



To SBA Communications Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheets of SBA Communications Corporation (a Florida corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SBA Communications Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




/s/ Arthur Andersen LLP

West Palm Beach, Florida,
    March 11, 1999

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                              December 31, 1998    December 31, 1997
                                                                                              -----------------    -----------------

                                              ASSETS
Current assets:
           Cash and cash equivalents, includes interest bearing amounts
              of $26,227,973 and $1,397,047 in 1998 and 1997                                     $  26,743,270        $   6,109,418
           Accounts receivable, net of allowances of $436,671
              and $508,268 in 1998 and 1997                                                         12,512,574           10,931,038
           Prepaid and other current assets                                                          5,981,134              982,722
           Costs and estimated earnings in excess of billings on
              uncompleted contracts                                                                    598,971              118,235
                                                                                                 -------------        -------------
                               Total current assets                                                 45,835,949           18,141,413

Property and equipment, net                                                                        150,946,480           17,829,062
Note receivable-stockholder                                                                          3,784,768            3,561,306
Intangible assets, net                                                                               6,932,486            2,115,938
Deferred financing fees, net                                                                         6,563,772              740,338
Deferred tax assets                                                                                         --            2,257,462
Other assets                                                                                           509,871              151,885
                                                                                                 -------------        -------------
                               Total assets                                                       $214,573,326        $  44,797,404
                                                                                                 =============        =============

                               LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
           Accounts payable                                                                      $  14,447,384        $   2,182,447
           Accrued expenses                                                                          2,247,282              919,563
           Accrued salaries and payroll taxes                                                        1,841,392            1,729,273
           Notes payable                                                                            17,001,000           10,184,054
           Deferred tax liabilities                                                                         --            1,621,714
           Billings in excess of costs and estimated earnings
              on uncompleted contracts                                                                 166,526              956,688
           Other current liabilities                                                                 2,049,058              530,964
                                                                                                 -------------        -------------
                               Total current liabilities                                            37,752,642           18,124,703

Other liabilities:
           Deferred tax liabilities                                                                  3,370,439                   --
           Senior discount notes payable                                                           165,572,133                   --
           Other long-term liabilities                                                                 415,201               33,635
                                                                                                 -------------        -------------
                               Total long-term liabilities                                         169,357,773               33,635
                                                                                                 -------------        -------------

Commitments and contingencies (see Note 12)

Redeemable preferred stock                                                                          33,558,333           30,983,333

Stockholders' deficit:
           Common stock-Class A (32,000,000 shares authorized), 880,922
           shares issued and outstanding in 1998, none in 1997                                          8,809                    --
           Class B (8,100,000 shares authorized), 8,075,000 shares issued and
           outstanding in 1998 and 1997                                                                 80,750               80,750
           Additional paid in capital                                                                  716,131                   --
           Accumulated deficit                                                                     (26,901,112)          (4,425,017)
                                                                                                 -------------        -------------
                               Total stockholders' deficit                                         (26,095,422)          (4,344,267)
                                                                                                 -------------        -------------
                               Total liabilities and stockholders' deficit                       $ 214,573,326        $  44,797,404
                                                                                                 =============        =============


     The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                                                         For the years ended December 31,
                                                                               -----------------------------------------------------

                                                                                   1998                 1997                 1996
                                                                                   ----                 ----                 ----
Revenues:
   Site development revenue                                                    $ 46,704,641        $ 48,240,443        $ 60,276,160
   Site leasing revenue                                                          12,396,268           6,759,362           4,530,152
                                                                               ------------        ------------        ------------
            Total revenues                                                       59,100,909          54,999,805          64,806,312
                                                                               ------------        ------------        ------------

Cost of revenues (exclusive of depreciation shown below)
  Cost of site development revenue                                               36,499,980          31,470,203          39,821,589
   Cost of site leasing revenue                                                   7,280,786           5,356,160           3,638,133
                                                                               ------------        ------------        ------------
           Total cost of revenues                                                43,780,766          36,826,363          43,459,722
                                                                               ------------        ------------        ------------

           Gross profit                                                          15,320,143          18,173,442          21,346,590

Operating expenses:
   Selling, general and administrative                                           18,302,226          12,032,915          17,753,775
    Depreciation and amortization                                                 5,802,090             513,949             160,050
                                                                               ------------        ------------        ------------
           Total operating expenses                                              24,104,316          12,546,864          17,913,825
                                                                               ------------        ------------        ------------

           Operating income (loss)                                               (8,784,173)          5,626,578           3,432,765

Other income (expense):
   Interest income                                                                4,303,277             643,851               6,643
   Interest expense                                                              (2,357,413)           (406,934)           (139,056)

   Non cash amortization of original issue discount and
      debt issuance costs                                                       (14,549,501)                 --                  --
   Other                                                                            (37,591)                 --                  --
                                                                               ------------        ------------        ------------
           Total other income (expense)                                         (12,641,228)            236,917            (132,413)
                                                                               ------------        ------------        ------------

           Income (loss) before provision for income taxes                      (21,425,401)          5,863,495           3,300,352
                                                                               ------------        ------------        ------------

Provision (benefit) for income taxes                                             (1,524,306)          5,595,998                  --
                                                                               ------------        ------------        ------------

           Net income (loss)                                                    (19,901,095)            267,497           3,300,352

Pro forma income tax provision (see note 2)                                                                               1,320,141
                                                                                                                       ------------

           Pro forma net income                                                                                           1,980,211

Dividends on preferred stock                                                      2,575,000             983,333                  --
                                                                               ------------        ------------        ------------

           Net income (loss) available to common
           stockholders'                                                       $(22,476,095)       $   (715,836)       $  1,980,211
                                                                               ============        ============        ============



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                     For the years ended December 31,
                                                                             -------------------------------------------------------
                                                                                      1998               1997           1996
                                                                                      ----               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $ (19,901,095)     $     267,497      $   3,300,352
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities-
   Depreciation and amortization                                                    5,921,180            562,653            160,050
   Provision for doubtful accounts                                                    282,463            163,416            451,349
   Deferred taxes                                                                   4,006,187         (2,257,462)                --
   Amortization of original issue discount and debt issuance costs                 15,710,370                 --                 --
   Non cash compensation expense                                                      174,810            934,419          7,011,000
   Interest on shareholder notes                                                     (223,462)           (61,306)                --
   Changes in operating assets and liabilities:
     (Increase) decrease in-
           Accounts receivable                                                     (1,863,999)         4,999,525        (10,445,316)
           Prepaid and other current assets                                        (4,998,412)           (98,328)          (539,713)
           Costs and estimated earnings in excess of
              Billings on uncompleted contracts                                      (480,736)          (118,235)                --
           Intangible assets                                                       (5,612,272)        (2,152,866)                --
           Other assets                                                              (357,986)           (12,858)           (78,770)
     Increase (decrease) in-
           Accounts payable                                                        12,264,937            979,474            892,851
           Accrued expenses                                                         1,327,717            237,080            398,010
           Accrued salaries and payroll taxes                                         112,119          1,338,172             90,617
           Current deferred tax liability                                                  --          1,621,714                 --
           Other liabilities                                                        1,518,096            464,787            (25,442)
           Other long-term liabilities                                                381,567              4,676                 --
           Billings in excess of costs and estimated earnings                        (790,162)           956,688                 --
                                                                                -------------      -------------      -------------
           Total adjustments                                                       27,372,417          7,561,549         (2,085,364)
                                                                                -------------      -------------      -------------
           Net cash provided by operating activities                                7,471,322          7,829,046          1,214,988
                                                                                -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Tower acquisitions and other capital expenditures                     (138,123,784)       (17,675,818)          (144,942)
                                                                                -------------      -------------      -------------
           Net cash used in investing activities                                 (138,123,784)       (17,675,818)          (144,942)
                                                                                -------------      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                    178,726,500         23,875,872         22,185,291
   Repayment on notes payable                                                     (21,583,054)       (18,613,168)       (18,763,941)
   Deferred financing fee                                                          (6,407,261)          (787,197)                --
   Issuance of common stock                                                           505,054                 --              1,415
   Exercise of options                                                                 45,075                 --                 --
   Proceeds from stockholder loans                                                         --                 --         11,177,157
   Repayment of stockholder loans                                                          --        (10,665,788)          (632,129)
   Shareholder distribution                                                                --                 --        (15,003,936)
   Advances to stockholder                                                                 --         (3,500,000)                --
   Proceeds from Series A redeemable preferred stock offering                              --         30,000,000                 --
   Stock option redemption                                                                 --         (2,236,782)                --
   Costs incurred for Series A redeemable preferred stock offering                         --         (2,427,683)                --
                                                                                -------------      -------------      -------------
           Net cash provided by (used in) financing activities                    151,286,314         15,645,254         (1,036,143)
                                                                                -------------      -------------      -------------
           Net increase in cash and cash equivalents                               20,633,852          5,798,482             33,903
CASH AND CASH EQUIVALENTS:
   Beginning of year                                                                6,109,418            310,936            277,033
                                                                                -------------      -------------      -------------
   End of year                                                                  $  26,743,270      $   6,109,418      $    310,936
                                                                                =============      =============      =============



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                -------------------------------------------------


                                                                                            For the years ended December 31,
                                                                                    ------------------------------------------------
                                                                                    1998                 1997                   1996
                                                                                    ----                 ----                   ----

SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION:
 Cash paid during the year for:
   Interest                                                                     $  423,302           $  193,269           $  139,056
   Taxes                                                                         2,378,510            6,070,423                   --


NON-CASH ACTIVITIES
   Liabilities assumed in acquisition of assets                                         --            2,559,505                   --
   Dividends on preferred stock                                                  2,575,000              983,333                   --

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                ------------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------

                                                                                              Common Stock
                                                                     -----------------------------------------------------------
                                                                                 Class A                          Class B
                                                                                 -------                          -------
                                                                       Number         Amount            Number         Amount
BALANCE, December 31, 1995                                                 200        $     200               --       $      --
   Issuance of common stock                                              1,415            1,415               --              --
   Non-cash compensation adjustment                                         --               --               --              --
   Net income                                                               --               --               --              --
   Stockholder distribution                                                 --               --               --              --
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996                                               1,615            1,615               --              --
   Corporate reorganization                                             (1,615)          (1,615)       8,075,000          80,750
   Costs incurred for Series A Redeemable
      Preferred stock offering                                              --               --               --              --
   Non-cash compensation adjustment                                         --               --               --              --
   Stock option redemption                                                  --               --               --              --
   Net income                                                               --               --               --              --
   Preferred stock dividends                                                --               --               --              --
--------------------------------------------------------------------------------------------------------------------------------
BALANCE , December 31,1997                                                  --               --        8,075,000          80,750
   Exercise of stock options                                           775,961            7,760               --              --
   Issuance of common stock as executive compensation                  104,961            1,049               --              --
   Non-cash compensation adjustment                                         --               --               --              --
   Net loss                                                                 --               --               --              --
   Preferred stock dividends                                                --               --               --              --
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1998                                             880,922        $   8,809        8,075,000       $  80,750
================================================================================================================================


                                                                              Additional          Retained
                                                                               Paid In            Earnings
                                                                               Capital            (Deficit)                Total
                                                                           --------------------------------------------------------
BALANCE, December 31, 1995                                                 $         --         $  4,792,584          $  4,792,784
   Issuance of common stock                                                          --                                      1,415
   Non-cash compensation adjustment                                                  --            7,011,000             7,011,000
   Net income                                                                        --            3,300,352             3,300,352
   Stockholder distribution                                                          --          (15,003,936)          (15,003,936)
                                                                           -------------------------------------------------------
BALANCE, December 31, 1996                                                           --              100,000               101,615
   Corporate reorganization                                                          --              (79,135)                   --
   Costs incurred for Series A Redeemable
      Preferred stock offering                                                       --           (2,427,683)           (2,427,683)
   Non-cash compensation adjustment                                                  --              934,419               934,419
   Stock option redemption                                                           --           (2,236,782)           (2,236,782)
   Net income                                                                        --              267,497               267,497
   Preferred stock dividends                                                         --             (983,333)             (983,333)

                                                                           -------------------------------------------------------
BALANCE , December 31,1997                                                           --           (4,425,017)           (4,344,267)
   Exercise of stock options                                                     37,316                   --                45,076
   Issuance of common stock as executive compensation                           504,005                   --               505,054
   Non-cash compensation adjustment                                             174,810                   --               174,810
   Net loss                                                                          --          (19,901,095)          (19,901,095)
   Preferred stock dividends                                                         --           (2,575,000)           (2,575,000)
                                                                           -------------------------------------------------------
BALANCE, December 31, 1998                                                 $    716,131         $(26,901,112)         $(26,095,422)
                                                                           =======================================================

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL
     -------

SBA Communications Corporation (the "Company") was incorporated in the State of Florida in March, 1997. The Company holds all of the outstanding capital stock of SBA Telecommunications, Inc. ("Telecommunications"). Telecommunications holds all of the capital stock of SBA Towers, Inc. ("Towers"), SBA, Inc. ("SBA" ), SBA Leasing, Inc. ("Leasing"), and Communication Site Services, Inc ("CSSI").

Towers and its subsidiaries own and operate transmission towers in various parts of the country. Space on these towers is leased primarily to wireless communications carriers.

SBA provides comprehensive turnkey services for the telecommunications industry in the areas of site development services for wireless carriers. Site development services provided by SBA includes site identification and acquisition, contract and title administration, zoning and land use permitting, construction management and microwave relocation.

Leasing leases antenna tower sites from owners and then subleases such sites to wireless telecommunications providers.

CSSI is engaged in the erection and repair of, and construction associated with, transmission towers, including hanging of antennae, cabling and associated tower components.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements is as follows:

     a.   Basis of Consolidation
          ----------------------

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Prior to the formation of the Company, SBA and Leasing were 100% owned by their founder. The 1996 financial statements reflect the combining of these two companies rather than a consolidation.

Historical net income (loss) per share has not been presented because it would not be meaningful.

     b.   Use of Accounting Estimates
          ---------------------------

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management include the allowance for doubtful accounts receivable, the costs and revenues relating to the Company's site development and construction contracts and the economic useful lives of towers. Actual results could differ from those estimates.

     c.   Cash and Cash Equivalents
          -------------------------

The Company classifies as cash and cash equivalents all interest-bearing deposits or investments with original maturities of three months or less.

     d.   Property and Equipment
          ----------------------

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over their estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Maintenance and repairs are expensed as incurred.

Interest is capitalized in connection with the construction of towers. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. As the Company significantly expanded its construction activities in 1998, $1,160,869 of interest cost was capitalized in 1998. No interest was capitalized in 1997 or 1996.

     e.   Intangible Assets
          -----------------

Intangible assets are comprised of costs paid in excess of the fair value of assets acquired ("Goodwill") and amounts paid related to covenants not to compete. Goodwill is being amortized over periods which range from 7 - 15 years. The covenants not to compete are being amortized over the terms of the contracts, which range from 7 to 10 years. Accumulated amortization totaled approximately $340,000 at December 31, 1998.

     f.   Impairment of Long-Lived Assets
          -------------------------------

Statement of Financial Accounting Standards No. 121 ("SFAS 121") Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of requires that long-lived assets, including certain identifiable intangibles, and the goodwill related to those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. Management has reviewed the Company's long-lived assets and has determined that there are no events requiring impairment loss recognition.

     g.   Deferred Financing Fees
          -----------------------

Financing fees have been deferred and are being amortized using the straight-line method over the length of indebtedness to which they relate. This method approximates the effective interest rate method.

     h.   Revenue Recognition
          -------------------

Revenue from tower leasing services is recorded on a monthly basis. Revenue for Leasing is generated on a monthly basis from subleases entered into for periods of time equivalent to the Company's original lease obligation. Current lease terms range from one to five years. Revenue received in advance is recorded in other liabilities.

Site development projects in which the Company performs consulting services include contracts on a time and materials basis or a fixed price basis. Time and materials based contracts are billed as the services are rendered. For those site development contracts in which the Company performs work on a fixed price basis, site development billing (and revenue recognition) is based on the completion of agreed upon phases of the project on a per site basis. Upon the completion of each phase on a per site basis, the Company recognizes the revenue related to that phase. Revenue related to services performed on uncompleted phases of site development projects was not recorded by the Company at the end of the reporting periods presented as it was not material to the Company's results of operations. Any losses on a particular phase of completion are recognized in the period in which the loss becomes evident. Site development projects generally take from 3 to 12 months to complete.

Revenue from construction projects is recognized on the percentage-of-completion method of accounting, determined by the percentage of cost incurred to date compared to management's estimated total anticipated cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contracts nears completion. The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on complete contracts" represents billings in excess of revenues recognized.

Costs of site development project revenue and construction revenue include all direct material costs, salaries and labor costs, including payroll taxes, subcontract labor, vehicle expense and other costs directly related to the projects. All costs related to site development projects and construction projects are recognized as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined to be probable.

     i.   Income Taxes
          ------------

Effective January 1, 1997, the Company converted to a C Corporation under Subchapter C of the Internal Revenue Code of 1986, as amended. The pro-forma provision for income taxes for the year ended December 31, 1996 represents a pro-forma calculation (40%) as if the Company was a C Corporation.

Effective January 1, 1997, the Company began accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No., 109 Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the Company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the Company's consolidated financial statements. Deferred tax liabilities and assets are determined based on the temporary differences between the consolidated financial statements carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in the years in which the temporary differences are expected to reverse.

     j.   Selling, General and Administrative Expenses
          --------------------------------------------

Selling, general and administrative costs represents those costs incurred which are related to the administration or management of the Company. Also included in this category are corporate development expenses which represent costs incurred in connection with acquisitions, construction activities and expansion of the customer base. These expenses consist of compensation and overhead costs that are not directly related to the administration or management of existing towers. The above costs are expensed as incurred.

     k.   Fair Value of Financial Instruments
          -----------------------------------

The carrying value of cash and cash equivalents, accounts receivable, prepaid expenses, notes receivable, accounts payable, accrued expenses and notes payable, approximates fair value. The market value and carrying value of the Senior Discount Notes Payable is $156.0 million and $165.6 million at December 31, 1998, respectively.

     l.   Reclassifications
          -----------------

Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

3.   CURRENT ACCOUNTING PRONOUNCEMENTS
     ---------------------------------

Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheets. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. During the year ended December 31, 1998, 1997, and 1996, the Company did not have any changes in its equity resulting from such non-owner sources and accordingly, comprehensive income as set forth by SFAS No. 130 was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

Segment Reporting

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is required to be adopted in fiscal 1998. SFAS No. 131 requires the Company to report financial and other descriptive information about its reportable operating segments. Required disclosures include, among other things, a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company has implemented SFAS No. 131 during 1998.

Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. "This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 will require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes the impact of adopting this statement will not have a material impact upon the Company's results of operations or financial position.

4.   ACQUISITIONS
     ------------

On September 18, 1997, the Company consummated the acquisition of CSSI and certain related tower assets of Segars Communications Group, Inc. ("SCGI," and together with the acquisition of CSSI, the "CSSI Acquisition"). The CSSI Acquisition provided the Company with 21 towers in Florida and Georgia in varying stages of construction, together with a number of parcels of leased real estate on which towers may be constructed in the future, and gave the Company the in-house capability to construct towers in the southeastern United States. The Company paid $7 million at closing and an additional $2.6 million as a contingent payment to the sellers, which was based on certain tenant leasing goals being realized. The acquisition was accounted for under the purchase method of accounting. Accordingly, the excess of the purchase price over the estimated fair value of the net assets acquired, or approximately $2.1 million, was recorded as goodwill which is being amortized on a straight-line basis over a period of 15 years. CSSI's results of operations have been included in the Company's consolidated financial statements from the date of acquisition. Additionally, in 1997, the Company acquired 30 towers in five separate transactions for an aggregate initial investment of $5.9 million. These acquisitions were paid for in cash.

During 1998, the Company completed 39 acquisitions consisting of 133 towers and related assets from various sellers, all of which were individually insignificant to the Company. The aggregate purchase price for these acquisitions for the year ended December 31, 1998 was $55.3 million, which was paid from cash on hand.

The Company accounted for the above acquisitions using the purchase method of accounting. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions. The pro-forma results of operations listed below reflect purchase accounting and pro-forma adjustments as if the transactions occurred as of the beginning of the period presented.

The unaudited pro-forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and pro-forma provision for income taxes for the period in which CSSI was an S Corporation under Subchapter S of the Internal Revenue Code. The pro-forma results do not purport to be indicative of results that would have occurred had the combination been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

                                                For the year ended December 31,
                                                -------------------------------
                                                      1998             1997
                                                      ----             ----

        Unaudited Pro Forma Revenues               $61,754,775      $65,679,788
                                                   ===========      ===========

        Unaudited Pro Forma Net
           Income (loss)                          $(19,768,191)       $ 775,002
                                                  =============       =========

5.   CONCENTRATION OF CREDIT RISK
     ----------------------------

The Company's credit risks consist of accounts receivable in the telecommunications industry. The Company performs periodic credit evaluations of its customers' financial condition and provides allowances for doubtful accounts as required. Following is a list of significant customers and the percentage of total revenue derived from such customers:

                                               For the years ended December 31,
                                                1998       1997         1996
                                                ----       ----         ----
                                                      (% of Revenue)

               Sprint                           34.0       47.0          50.4
               Bell South                       19.3        6.6            .4
               Pacific Bell Mobile Systems      10.7       12.3          18.8
               Nextel                            8.8        7.8            -
               Page Net                          7.0        7.6           9.0
               AT&T Wireless                     2.7        5.3          11.6



6.   PROPERTY AND EQUIPMENT
     ----------------------

Property and equipment, net consists of the following:

                                               Estimated
                                              Useful Lives                    December 31,
                                              ------------                 -----------------
                                                (years)             1998                       1997
                                                                    ----                       ----
 Land                                                            $  5,307,754              $   414,770
 Towers                                           15              141,755,358               13,525,482
 Buildings and improvements                    5 - 26                 506,120                  107,931
 Vehicles                                      2 -  5                 442,496                  358,569
 Furniture and equipment                       2 -  7               1,708,132                1,299,341
 Construction in process                                            7,736,769                2,840,593
                                                                 ------------              -----------
                                                                  157,456,629               18,546,686
 Less: Depreciation and
      Amortization                                                 (6,510,149)                (717,624)
                                                                 ------------                ----------
 Property and equipment, net                                     $150,946,480               $17,829,062
                                                                 ============               ===========

Construction in process represents costs incurred related to towers which are under development and will be used in the Company's operations.

7.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
     -----------------------------------------------------

Costs and estimated earnings on uncompleted contracts consist of the following:

                                                          December 31,
                                                          ------------
                                                    1998                1997
                                                    -----               ----

     Costs incurred on uncompleted contracts     $ 4,633,768        $   862,660
     Estimated earnings                            1,357,134            280,438
     Billings to date                             (5,558,457)        (1,981,551)
                                                 -----------        -----------
                                                 $   432,445        $  (838,453)
                                                 ===========        ===========

This amount is included in the accompanying balance sheet under the following captions:

                                                                       December 31,
                                                                       ------------
                                                                 1998                     1997
                                                              ---------                ---------
Costs and estimated earnings in excess of billing             $ 598,971                $ 118,235
Billings in excess of costs and estimated earnings             (166,526)                (956,688)
                                                              ---------                ---------
                                                              $ 432,445                $(838,453)
                                                              =========                =========

8.   CURRENT AND LONG TERM DEBT
     --------------------------

Current and long term debt consists of the following:

                                                                                                         December 31,
                                                                                                         ------------
                                                                                                   1998                    1997
                                                                                                   -----                   ----
Bank Credit Agreement, interest at variable rates (6.9125% to 7.75%
at December 31, 1998) quarterly installments, based on reduced availability, beginning March 31, 2001, maturing
on June 29, 2005                                                                               $  17,001,000           $  8,800,000

Installment note payable, interest at 6%                                                                  --              1,384,054

Senior 12% discount notes, net of unamortized original issue discount of $118,763,500, unsecured, cash interest payable semi-annually in arrears beginning March 1, 2003, balloon principal payment of $269,000,000
due at maturity on March 1, 2008                                                                 165,572,133                      -
                                                                                               -------------           ------------

                                                                                                 182,573,133             10,184,054
Less current maturities of debt                                                                  (17,001,000)           (10,184,054)
                                                                                               -------------           ------------
Long-term debt                                                                                 $ 165,572,133           $          -
                                                                                               =============           ============

Bank Credit Agreement

On August 8, 1997, the Company entered into a credit agreement with a syndicate of banks (the "Credit Agreement"). The original Credit Agreement consisted of a secured revolving line of credit in the amount of $10,000,000 and term debt in an amount up to $65,000,000. Under this Agreement funds were generally borrowed at the EURO rate at the time of borrowing plus 1.25%.

On June 29, 1998, the Company amended and restated the Credit Agreement. The amended Credit Agreement provides for revolving credit loans of $55,000,000. Availability was limited based on a minimum number of owned, leased or managed towers and at all times by certain financial conditions and covenants and ratios, and other conditions. The Credit Agreement matures on June 29, 2005. The borrowings under the Credit Agreement will bear interest at the EURO rate plus a margin ranging from 1.0% to 3.25% (determined based on a leverage ratio) or an "alternate base rate" as defined by the lender. The term facility provided $50,000,000 availability to the Company to be used to secure letters of credit. As of December 31, 1998, there were no outstanding letters of credit.

The Credit Agreement is secured by substantially all of the Company's tower assets and assignment of tower leases, requires the Company to maintain certain financial covenants and places restrictions on the Company's ability to, among other things, incur debt and liens, dispose of assets, undertake transactions with affiliates and make investments.

This credit agreement was replaced by a new credit facility in February, 1999 (See Note 17).

Senior Discount Notes Payable

On March 2, 1998, the Company closed on $269,000,000 12% Senior Discount Notes (the "Notes") due March 1, 2008. The issuance of the Notes netted approximately $150,200,000 in proceeds to the Company. The Notes will accrete in value until March 1, 2003 at which time they will have an aggregate principal amount of $269,000,000. Thereafter, interest will accrue on the Notes and will be payable semi-annually in arrears on March 1 and September 1, commencing September 1, 2003. Proceeds from the Notes are being used to acquire and construct telecommunications towers as well as for general working capital purposes.

After the issuance of the Notes, the Company became highly leveraged which could have important consequences to holders of the Notes and common and preferred stockholders of the Company, including, but not limited to: (i) making it more difficult for the Company to satisfy its obligations with respect to the Notes,
(ii) increasing the Company's vulnerability to general adverse economic and industry conditions, (iii) limiting the Company's ability to obtain additional financing to fund its growth strategy, future working capital, capital expenditures and other general corporate requirements, (iv) requiring the dedication of a substantial portion of the Company's cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund its growth strategy, working capital, capital expenditures or other general corporate purposes, (v) limiting the Company's flexibility in planning for, or reacting to, changes in its business and the industry, and (vi) placing the Company at a competitive disadvantage vis-a-vis less leveraged competitors. In addition, the degree to which the Company is leveraged could prevent it from repurchasing any Notes tendered to it upon the occurrence of a change of control.

There can be no assurance that the Company will generate sufficient cash flow from operations in the future, that anticipated revenue growth will be realized or that future borrowings or equity contributions will be available in amounts sufficient to service its indebtedness and make anticipated capital expenditures. In addition, there can be no assurance that the Company will be able to effect any required refinancing of its indebtedness (including the Notes) on commercially reasonable terms or at all.

The Notes and Credit Agreement contain numerous restrictive covenants, including but not limited to covenants that restrict the Company's ability to incur indebtedness, pay dividends, create liens, sell assets and engage in certain mergers and acquisitions. The ability of the Company to comply with the covenants and other terms of the Notes and to satisfy its respective debt obligations will depend on the future operating performance of the Company. In the event the Company fails to comply with the various covenants contained in the Notes it would be in default thereunder, and in any such case, the maturity of substantially all of its long-term indebtedness could be accelerated.

9.   NOTE RECEIVABLE - STOCKHOLDER
     ------------------------------

The amount due from stockholder as of December 31, 1998 and 1997, represents a loan made to one of the stockholders plus accrued interest. The loan was in the amount of $3.5 million and bears interest at a rate of 5.83%. This loan matures at the earlier of three years or upon consummation of an initial public offering of the Company. This loan is secured by 823,530 shares of Class B Common Stock of the Company owned by the stockholder.

10.  REDEEMABLE PREFERRED STOCK
     --------------------------

In 1997, the Company sold 8,050,000 shares of 4% Series A Preferred Stock, convertible into one share of the Company's Class A Common Stock and one share of the Company's 4% Series B Redeemable Preferred Stock, to a syndicate of institutional investors (the "Private Investors"). The Series A Preferred Stock has a conversion price of $3.73 and net proceeds received by the Company from the sale of the shares was approximately $27,600,000 (net of approximately $2,400,000 of issuance costs charged to retained earnings).

The Series A Preferred Stock has the following rights and preferences:

Each holder of Series A Preferred Stock has the right to convert his or her shares at any time into one share of Class A Common Stock, subject to certain antidilution protection provisions, and one share of Series B Preferred Stock.

The Series A Preferred Stock will automatically convert into Class A Common Stock and Series B Preferred Stock upon the earlier of (i) completion by the Company of a public offering raising gross proceeds of at least $20,000,000 at an offering price per share greater than or equal to 150% of then applicable conversion price of the Series A Preferred Stock if such public offering occurs before June 30, 1998 or at a price per share greater than or equal to 200% of the then applicable conversion price of the Series A Preferred Stock if such public offering occurs after June 30, 1998 or (ii) the written consent of the holders of at least 66 2/3% of the Series A Preferred Stock then outstanding.

The holders of outstanding shares of Series A Preferred Stock are entitled, in preference to the holders of any and all other classes of capital stock of the Company (other than the Series B Preferred Stock, which will rank equally with the Series A Preferred Stock as to dividends), to receive, out of funds legally available therefore, cumulative dividends on the Series A Preferred Stock in cash, at a rate per annum of 4% of the Series A Base Liquidation Amount subject to pro-ration for partial years. The Series Base Liquidation Amount equals the sum of $3.73 and any accumulated and unpaid dividends on the Series A Preferred Stock. Accrued but unpaid dividends on the Series A Preferred Stock will be payable upon conversion of the Series A Preferred Stock into Class A Common Stock and Series B Preferred Stock. At December 31, 1998, such accrued and unpaid dividends amounted to $3,558,333. At March 7, 2002, the dividend rate of the Series A Preferred Stock will increase to 8% of the Series A Base Liquidation Amount per annum. On March 7, 2003, the dividend rate on the Series A Preferred Stock will increase to 14% per year. On March 7, 2002, the Company will, to the extent it may do so under applicable law, redeem all of the outstanding shares of Series A Preferred Stock over a two year period, one half in each year, at an aggregate price equal to the Series A Base Liquidation Amount. The Company accretes for preferred stock dividends on the effective interest rate method over the period from issuance to scheduled redemption.

In the event of any liquidation or winding up of the Company, including a merger, sale of all of its outstanding shares of capital stock, consolidation or sale of all or substantially all of the assets of the Company, each holder of outstanding Shares of Series B Preferred Stock will be entitled to receive before any amount shall be paid or distributed to the holders of the Common Stock, an amount in cash equal to the sum of $3.73 per share plus any accumulated but unpaid dividends to which such holder is entitled.

The holders of Series A Preferred Stock have ten votes for each share until converted to Class A Common Stock and Series B Preferred Stock and votes with holders of shares of Class A Common Stock and Class B Common Stock as a single voting group on all matters brought before the shareholders, except as otherwise required by law and other restrictive covenants. The Series B Preferred Stock does not have voting rights.

The holders of the shares of Series A Preferred Stock are entitled to participate on a pro rata basis in certain issuances of equity securities by the Company.

The Series B Preferred Stock generally has the same rights and preferences as the Series A Preferred Stock plus the following rights and preferences:

Upon a qualified public offering, the Company will redeem all of the outstanding shares of Series B Preferred Stock at an aggregate price equal to the Series B Base Liquidation Amount.

The Company's Articles of Incorporation also provide for the issuance of Series C Preferred Stock and Series D Preferred Stock. The terms of the Series C Preferred Stock are substantially similar to the terms of the Series A Preferred Stock other than the Series C Base Liquidation Amount, which is currently $4.472 per share. The terms of the Series D Preferred Stock is substantially similar to the terms of the Series B Preferred Stock other than the Series D Liquidation Amount, which is $4.472. Management at this time does not expect to issue any shares of Series C Preferred Stock or Series D Preferred Stock.

11.    INCOME TAXES
       ------------

The provision for income taxes in the consolidated statements of operations consists of the following components:

                                               For the Years Ended December 31
                                               -------------------------------
                                                   1998                 1997
                                                   ----                 ----
Federal income taxes
           Current                             $(1,663,653)         $ 5,033,333
           Deferred                               (123,429)            (556,280)
                                               -----------          -----------
                                               $(1,787,082)         $ 4,477,053
                                               -----------          -----------
State income taxes
           Current                             $   280,408          $ 1,198,413
           Deferred                                (17,632)             (79,468)
                                               -----------          -----------
                                               $   262,776          $ 1,118,945
                                               -----------          -----------
           Total                               $(1,524,306)         $ 5,595,998
                                               ===========          ===========

A reconciliation of the statutory U.S. Federal tax rate (34%) and the effective income tax rate is as follows:

                                                 For the Years Ended December 31
                                                 -------------------------------
                                                      1998               1997
                                                      ----               ----
Federal income tax (benefit)                      $(7,284,636)       $ 1,993,588
State income tax                                     (784,569)           224,311
Corporate reorganization                                   --          3,248,649
Other                                                 221,704            129,450
Valuation allowance                                 6,323,195                 --
                                                  -----------        -----------
                                                  $(1,524,306)       $ 5,595,998
                                                  ===========        ===========


The components of the net deferred income tax asset (liability) accounts are as follows:

                                                            As of December 31
                                                            -----------------
                                                        1998             1997
                                                        ----             ----
Cash to accrual  Section 481(a) adjustment           $        --    $(2,087,966)
Allowance for doubtful accounts                          174,668        203,307
Deferred revenue                                         340,464        127,723
Other                                                    120,201        135,222
Valuation allowance                                     (635,333)            --
                                                     -----------    -----------
Current deferred tax liabilities                     $        --    $(1,621,714)
                                                     ===========    ===========


Original issue discount                              $ 5,552,286    $        --
Employee stock compensation                            1,864,841      2,278,161
Book vs. tax depreciation                             (5,193,422)      (154,143)
Other                                                     93,718        133,444
Valuation allowance                                   (5,687,862)            --
                                                     -----------    -----------
Non-current deferred tax assets (liabilities)        $(3,370,439)   $ 2,257,462
                                                     ===========    ===========


In connection with the acquisition of certain towers during 1998, the Company recorded deferred tax liabilities and goodwill of $4.2 million related to the book/tax basis differences in the acquired towers.

The Company has recorded a valuation allowance for deferred tax assets as management believes that it is not "more likely than not" that the Company will be able to generate sufficient taxable income in future periods to recognize the assets.

12.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     a.   Operating Leases
          ----------------

The Company is obligated under several non-cancelable operating leases for office space, vehicles and equipment, and site leases that expire at various times through June, 2044. The annual minimum lease payments under non-cancelable operating leases as of December 31, 1998 are as follow:

                   1999                     $  7,497,510
                   2000                        5,625,577
                   2001                        4,626,198
                   2002                        3,557,578
                   2003                        2,321,144
                   Thereafter                  4,951,829
                                            ------------
                   Total                    $ 28,579,836
                                            ============

Principally, all of the leases provide for renewal at varying escalations. Leases providing for fixed rate escalations have been reflected above.

Rent expense for operating leases was $10,834,234, $6,134,045, and $5,417,233 for the years ended December 31, 1998, 1997 and 1996, respectively.

     b.   Tenant Leases
          -------------

The annual minimum tower space income to be received for tower space and antenna rental under non-cancelable operating leases as of December 31, 1998 are as follows:

                     1999                      $13,352,986
                     2000                       11,034,692
                     2001                        9,336,839
                     2002                        7,301,439
                     2003                        4,154,998
                     Thereafter                  2,767,701
                                                 ---------
                     Total                     $47,948,655
                                               ===========

Principally, all of the leases provide for renewal at varying escalations. Leases providing for fixed rate escalations have been reflected above.

     c.   Employment Agreements
          ---------------------

The Company currently has employment contracts with the Chief Operating Officer, the Chief Accounting Officer, the Chief Financial Officer, and the Executive Vice President - Sales and Marketing. These employment contracts are for a three year period and provide for minimum annual compensation of $1,025,000. Additionally, these contracts provide for incentive bonuses of annual amounts up to $1,025,000.

     d.   Litigation
          ----------

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

13.  HEALTH AND RETIREMENT PLANS
     ---------------------------

The Company has a defined contribution profit sharing plan under Section 401 (k) of the Internal Revenue Code that provides for voluntary employee contributions of 1% to 14% of compensation for substantially all employees. The company makes a matching contribution of 50% of an employee's first $2,000 of contributions. Company contributions and other expenses associated with the plan were $123,981, $126,101, and $98,052 for the years ended December 31, 1998, 1997, and 1996 respectively.

14.  STOCK OPTIONS AND WARRANTS
     --------------------------

As of December 31, 1996, certain of the Company's senior executives terminated existing employment, incentive and option agreements in exchange for new employment agreements and, immediately exercisable options to purchase 1,425,000 shares of Class A Common Stock. All of the options are exercisable at $.05 per share. The Company accounted for the grant of options in accordance with APB No. 25 and, accordingly, recognized a nonrecurring compensation expense of $7,011,000 in 1996 as a result of the grant of the options. The expense represents the difference between the exercise price of the options and the estimated fair value of the underlying common stock. During March 1997, immediately following the consummation of the Series A Preferred Stock offering, options to purchase 264,708 shares of Class A Common Stock were redeemed by the Company for $8.50 per share. Accordingly, the Company recognized compensation expense totaling $934,419 which represented the difference between the redemption value and the fair value of the common stock at the date of grant.

The Company also has a stock option plan whereby options (both Non-qualified and Incentive Stock Options), stock appreciation rights and restricted stock may be granted to directors, key employees and consultants. A total of 1,800,000 shares of Class A Common Stock are reserved for issuance under this plan. These options generally vest over three-year periods from the date of grant. The Company accounts for this plan under APB Opinion No. 25, under which compensation cost is not recognized on those issuances where the exercise price exceeds the market price of the underlying stock on the grant date.

In connection with the issuance of the redeemable preferred stock the Company issued a five year warrant enabling the holder to purchase up to 402,500 shares of Class A Common stock with an exercise price of $3.73 per share. Accordingly, 402,500 shares of Class A Common stock are reserved. The fair value of the warrants at issuance was not material.

During 1998, 208,419 options to purchase Class A Common Stock were issued at exercise prices which the Company believed were at below market value. Accordingly, the Company recorded compensation expense in the amount of $174,810. Additional compensation related to these options of approximately $278,518 will be recorded by the Company over the remaining vesting period of the options. Also during 1998, the Company granted 104,961 shares of Class A Common Stock to two executives and recorded non-cash compensation expense of $505,167 which represents the fair value of the shares on the date of grant.

As required by FASB Statement No. 123 ("FASB 123"), for those options which the Company granted at or above fair market value, the Company has determined the pro-forma effect of the options granted had the Company accounted for stock options granted under the fair value method of FASB 123. The Black-Scholes option pricing model was used with the following assumptions for 1998 and 1997; risk free interest rate of 12%, dividend yield of 0%; expected volatility of
 .001% and expected lives of 3 years. Had compensation cost for the stock option plan been determined based on fair value at the date of grant in accordance with FASB 123, the Company's pro-forma net income (loss) would have totaled $(20,156,126) and $162,111 for the years ended December 31, 1998 and 1997, respectively. The effect of applying FASB 123 in this pro-forma disclosure are not necessarily indicative of future results.

A summary of the status of the Company's stock option plans including their weighted average exercise price is as follows:

                                                             1998                     1997                            1996
                                                     --------------------      --------------------         ------------------------
                                                      Shares       Price        Shares        Price         Shares            Price
                                                      ------       -----        ------        -----         ------            -----
Outstanding at beginning of year                 1, 797,292        $0.96       1,425,000      $0.05              -            $   -
Granted                                             799,019         2.81         810,500       2.63      1,425,000             0.05
Exercised/redeemed                                 (775,961)        0.05        (264,708)      0.05              -                -
Forfeited / canceled                               (160,334)        2.63        (173,500)      2.63              -                -
                                                -----------        -----     -----------      -----      ----------           ------
Outstanding at end of year                        1,660,016        $2.12       1,797,292      $0.96      $1,425,000           $0.05
                                                ===========        =====     ===========      =====      ==========           ======

Options exercisable at end of year                  723,883        $1.45       1,193,625      $ .12      $1,425,000           $0.05
                                                ===========        =====     ===========      =====      ==========           ======

Weighted average fair value of options
   granted during the year                                         $1.81                      $ .96
                                                                   =====                      =====

Option groups outstanding at December 31, 1998 and related weighted average exercise price and life information are as follows:

                                                               Wtd. Avg Remaining
           Exercise Price              Outstanding          Contractual Life (Years)               Exercisable
           --------------              -----------          -----------------------                -----------
                $ .05                      386,764                       8.2                          386,764
                $2.63                    1,167,533                       9                            231,400
                $4.00                      105,719                       10                           105,719
                                       -----------                                                    -------
                                         1,660,016                                                    723,883
                                       ===========                                                    =======

16.  SEGMENT DATA
     ------------

The Company operates principally in three business segments: site development consulting, site development construction, and site leasing. The Company's reportable segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations. Revenue, operating income, identifiable assets, capital expenditures and depreciation and amortization pertaining to the segments in which the Company operates are presented below:

                                                                                     For the Years Ended December 31
                                                                            --------------------------------------------------------
                                                                             1998                    1997                   1996
                                                                             ----                    ----                   ----
Revenue:
   Site development - consulting                                         $27,448,910             $47,032,197             $60,276,160
   Site development - construction                                        19,255,731               1,208,246                      --
   Site leasing                                                           12,396,268               6,759,362               4,530,152
                                                                         -----------             -----------             -----------
                                                                         $59,100,909             $54,999,805             $64,806,312
                                                                         ===========             ===========             ===========

Gross profit:
   Site development - consulting                                         $ 5,552,140             $16,386,901             $20,454,571
   Site development - construction                                         4,652,521                 383,339                      --
   Site leasing                                                            5,115,482               1,403,202                 892,019
                                                                         -----------             -----------             -----------
                                                                         $15,320,143             $18,173,442             $21,346,590
                                                                         ===========             ===========             ===========

Assets:
 Site development - consulting       $ 14,516,752   $ 15,847,931  $ 17,423,131
 Site development - construction        9,690,197      6,488,626            --
 Site leasing                         173,075,271     12,891,213       637,315
 Assets not identified by segment      17,291,106      9,569,634            --
                                     ------------   ------------  ------------
                                     $214,573,326   $ 44,797,404  $ 18,060,446
                                     ============   ============  ============
Capital expenditures:
 Site development - consulting       $     21,565   $     58,474       $39,058
 Site development - construction          119,285        863,863            --
 Site leasing                         137,274,109     16,425,061            --
 Assets not identified by segment         708,825        328,420       105,884
                                     ------------   ------------  ------------
                                     $138,123,784   $ 17,675,818  $    144,942
                                     ============   ============  ============

17.  SUBSEQUENT EVENTS
     -----------------

     On February 5, 1999 the Company, through its subsidiary, Telecommunications, entered into a new senior credit facility (the "New Facility") with a syndicate of lenders which replaced and superceded in its entirety the Credit Agreement described in Note 8. The New Facility consists of a $25 million term, loan, which was fully funded at closing, and a $100 million revolving line of credit, on which the Company has the option to increase to $150 million under certain conditions. The New Facility also provides for letter of credit availability. Availability under the New Facility is determined by a number of factors, including number of towers built by the Company with anchor tenants on the date of completion, the financial performance of the Company's towers, site development and construction segments, as well as by other financial covenants, financial ratios and other conditions. The New Facility matures December 31, 2004 and amortization pursuant to a schedule and reduced availability begins March 31, 2001. Borrowings under the New Facility will bear interest at the EURO rate plus a margin ranging from 2.25% to 3.50% (determined by a leverage ratio) or "base rate" (as defined in the New Facility) plus a margin ranging from 1.25% to 2.50% (determined by a leverage rate). The New Facility is secured by substantially all of the assets of Telecommunications and its direct and indirect subsidiaries, requires Telecommunications to maintain certain financial covenants, and places restrictions on, among other things, the incurrence of debt and liens, dispositions of assets, transactions with affiliates and certain investments. In connection with the termination of the previous Credit Agreement during the first quarter of 1999, the Company recorded a extraordinary charge of approximately $950,000 representing the write-off of previously capitalized deferred financing fees related to the previous Credit Agreement .

     On March 8, 1999, after receiving the requisite consents from the holders of the Notes, the Company amended the indenture governing the Notes to increase one of the categories of permitted indebtedness from $125 million to $175 million. Simultaneously, Telecommunications exercised its option to increase the revolving line of credit portion of the New Facility from $100 million to $150 million.

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTS ON SCHEDULE
           -----------------------------------------------------------

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP
West Palm Beach, Florida
March 11, 1999

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                    Additions
                                             Balance at             Charged to             Deduction
                                            Beginning of            Costs and                From            Balance at
                                               Period               Expenses               Reserves         End of Period
                                            ------------            ----------            -----------       --------------
Allowance for Doubtful Accounts:
   December 31, 1996                        $  572,751               $451,349              $    --           $ 1,024,100
   December 31, 1997                        $1,024,100               $163,416              $679,248          $   508,268
   December 31, 1998                        $  508,268               $282,463              $354,060          $   436,671