Form 10-Q
period 1999-03-31
SBA COMMUNICATIONS CORP
filed 1999-05-07
CIK 1034054

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES
    EXCHANGE ACT OF 1934.

                   For the transition period from     to

                       Commission file number 333-50219

                        SBA Communications Corporation
            (Exact name of registrant as specified in its charter)

                Florida                              65-0716501
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)


         One Town Center Road,                          33486
   Third Floor, Boca Raton, Florida                  (Zip code)
    (Address of principal executive
               offices)

                                (561) 995-7670
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirement for the past 90 days.

                                     Yes X No

          Number of shares of common stock outstanding at May 7, 1999
                     Class A Common Stock--880,922 shares
                    Class B Common Stock--8,075,000 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         SBA COMMUNICATIONS CORPORATION

                                     INDEX

                                                                            Page
                                                                            ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements

          Consolidated Balance Sheets as of December 31, 1998 and March 31,
          1999.............................................................   4

          Consolidated Statements of Operations for the three months ended
          March 31, 1998 and 1999..........................................   5

          Consolidated Statements of Cash Flows for the three months ended
          March 31, 1998 and 1999..........................................   6

          Condensed Notes to Consolidated Financial Statements.............   7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................  13

  Item 3. Quantitative and Qualitative Disclosures about Market Risk.......  18

PART II--OTHER INFORMATION

  Item 2. Changes in Securities ...........................................  19

  Item 6. Exhibits and Reports on Form 8-K.................................  19

SIGNATURES.................................................................  20

                        SBA COMMUNICATIONS CORPORATION

                         PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

  The following consolidated financial statements of SBA Communications Corporation, a Florida corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim period reported have been made. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,   March 31,
                                                        1998          1999
                                                    ------------  ------------
                      ASSETS
Current assets:
  Cash and cash equivalents, includes interest
   bearing amounts of $26,227,973 and $1,811,140 in
   1998 and 1999................................... $ 26,743,270  $  2,277,530
  Accounts receivable, net of allowances of
   $436,671 and $538,494 in 1998 and 1999..........   12,512,574    14,164,266
  Prepaid and other current assets.................    5,981,134     7,605,903
  Costs and estimated earnings in excess of
   billings on uncompleted contracts...............      598,971       359,529
                                                    ------------  ------------
    Total current assets...........................   45,835,949    24,407,228
  Property and equipment, net......................  150,946,480   184,824,539
  Note receivable-stockholder......................    3,784,768     3,839,930
  Intangible assets, net...........................    6,932,486     6,797,787
  Deferred financing fees, net.....................    6,563,772    11,221,890
  Other assets.....................................      509,871       750,009
                                                    ------------  ------------
    Total assets................................... $214,573,326  $231,841,383
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable................................. $ 14,447,384  $ 12,115,877
  Accrued expenses.................................    2,247,282     3,098,326
  Accrued salaries and payroll taxes...............    1,841,392     1,141,040
  Notes payable....................................   17,001,000           --
  Billings in excess of costs and estimated
   earnings on uncompleted contracts...............      166,526       126,333
  Other current liabilities........................    2,049,058     1,968,397
                                                    ------------  ------------
    Total current liabilities......................   37,752,642    18,449,973
                                                    ------------  ------------
Other liabilities:
  Senior discount notes payable....................  165,572,133   170,444,840
  Notes payable....................................          --     40,000,000
  Deferred tax liabilities.........................    3,370,439     3,370,439
  Other long-term liabilities......................      415,201       445,880
                                                    ------------  ------------
    Total long-term liabilities                      169,357,773   214,261,159
                                                    ------------  ------------
Commitments and contingencies (see Note 8)
Redeemable preferred stock.........................   33,558,333    34,270,833
Stockholders' deficit:
  Common stock:
  Class A (32,000,000 shares authorized) 880,922
   shares issued and outstanding in 1998 and 1999..        8,809         8,809
  Class B (8,100,000 shares authorized) 8,075,000
   shares issued and outstanding in 1998 and 1999..       80,750        80,750
  Additional paid in capital.......................      716,131       740,693
  Accumulated deficit..............................  (26,901,112)  (35,970,834)
                                                    ------------  ------------
    Total stockholders' deficit                      (26,095,422)  (35,140,582)
                                                    ------------  ------------
    Total liabilities and stockholders' deficit     $214,573,326  $231,841,383
                                                    ============  ============

  The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the three months
                                                           ended March 31,
                                                       ------------------------
                                                          1998         1999
                                                       -----------  -----------
Revenues:
  Site development revenue...........................  $12,531,250  $ 8,574,687
  Site leasing revenue...............................    2,158,539    5,141,614
                                                       -----------  -----------
    Total revenues...................................   14,689,789   13,716,301
                                                       -----------  -----------
Cost of revenues (exclusive of depreciation shown be-
 low)
  Cost of site development revenue...................    8,989,385    6,623,195
  Cost of site leasing revenue.......................    1,506,871    2,377,506
                                                       -----------  -----------
    Total cost of revenues...........................   10,496,256    9,000,701
                                                       -----------  -----------
    Gross profit.....................................    4,193,533    4,715,600
Operating expenses:
  Selling, general and administrative................    3,942,048    4,077,573
  Depreciation and amortization......................      507,245    3,131,301
                                                       -----------  -----------
    Total operating expenses.........................    4,449,293    7,208,874
                                                       -----------  -----------
    Operating loss...................................     (255,760)  (2,493,274)
Other income (expense):
  Interest income....................................      764,158      506,943
  Interest expense...................................     (332,575)    (815,490)
  Non-cash amortization of original issue discount
   and debt issuance costs...........................   (1,547,352)  (5,200,244)
  Other..............................................          --         9,215
                                                       -----------  -----------
    Total other income (expense).....................   (1,115,769)  (5,499,576)
                                                       -----------  -----------
    Loss before provision for income taxes and ex-
     traordinary item................................   (1,371,529)  (7,992,850)
(Provision) benefit for income taxes.................      (86,584)     785,582
                                                       -----------  -----------
    Net loss before extraordinary item...............   (1,458,113)  (7,207,268)
Extraordinary item...................................          --    (1,149,954)
                                                       -----------  -----------
    Net loss.........................................   (1,458,113)  (8,357,222)
Dividends on preferred stock.........................     (437,500)    (712,500)
                                                       -----------  -----------
    Net loss to common stockholders..................  $(1,895,613) $(9,069,722)
                                                       ===========  ===========


  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the three months
                                                         ended March 31,
                                                    --------------------------
                                                        1998          1999
                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.........................................  $ (1,458,113) $ (8,357,222)
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities--
 Depreciation and amortization....................       507,245     3,131,301
 Provision for doubtful accounts..................        41,370       101,822
 Non cash compensation expense....................        48,125        24,562
 Amortization of original issue discount and debt
  issue costs.....................................     1,575,418     5,200,244
 Interest on shareholder note.....................       (56,466)      (55,162)
 Write-off of deferred financing fees.............           --      1,149,954
 Changes in operating assets and liabilities:
   (Increase) decrease in--
     Accounts receivable..........................    (2,704,107)   (1,753,515)
     Prepaid and other current assets.............      (603,850)   (1,624,769)
     Costs and estimated earnings in excess of
      billings on uncompleted contracts...........        27,219       239,442
     Other assets.................................      (172,397)     (240,138)
     Deferred tax asset...........................        63,744           --
     Intangible assets............................    (1,663,766)       (5,000)
   Increase (decrease) in--
     Accounts payable.............................      (364,364)   (2,331,507)
     Accrued expenses.............................      (308,623)      851,044
     Accrued salaries and payroll taxes...........      (771,345)     (700,352)
     Other liabilities............................        45,193       (80,661)
     Deferred tax liabilities.....................      (493,083)          --
     Other long-term liabilities..................       386,554        30,679
     Billings in excess of costs and estimated
      earnings on uncompleted contracts...........      (155,774)      (40,192)
                                                    ------------  ------------
      Total adjustments...........................    (4,598,907)    3,897,752
                                                    ------------  ------------
      Net cash used in operating activities.......    (6,057,020)   (4,459,470)
                                                    ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Tower and other capital expenditures.............   (11,070,221)  (36,869,661)
                                                    ------------  ------------
   Net cash used in investing activities..........   (11,070,221)  (36,869,661)
                                                    ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from senior discount notes payable..   150,191,513           --
 Proceeds from notes payable......................    12,486,767    40,000,000
 Repayment of notes payable.......................   (22,669,821)  (17,001,000)
 Deferred financing fees..........................    (5,380,668)   (6,135,609)
                                                    ------------  ------------
   Net cash provided by financing activities......   134,627,791    16,863,391
                                                    ------------  ------------
   Net increase (decrease) in cash and cash
    equivalents...................................   117,500,550   (24,465,740)
CASH AND CASH EQUIVALENTS:
 Beginning of period..............................     6,109,418    26,743,270
                                                    ------------  ------------
 End of period....................................  $123,609,968  $  2,277,530
                                                    ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION:
 Cash paid during the period for:
   Interest.......................................  $    235,865  $    813,682
   Taxes..........................................       469,385       182,496
NON-CASH ACTIVITIES:
 Dividends on preferred stock.....................       437,500       712,500
 Interest on bonds payable........................     1,502,365     4,872,707


  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

  The accompanying unaudited condensed consolidated financial statements include the accounts of SBA Communications Corporation and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which included only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.

  Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

2. Current Accounting Pronouncements

Comprehensive Income

  In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income separately from accumulated deficit and additional paid-in-capital in the equity section of the balance sheet. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. During the three months ended March 31, 1998 and 1999, the Company did not have any changes in its equity resulting from such non-owner sources and accordingly, comprehensive income as set forth by SFAS No. 130 was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

Derivative Instruments and Hedging Activities

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes adopting this statement will not have a material impact upon the Company's results of operations or financial position.

3. Acquisitions

  During the three months ended March 31, 1999, the Company completed five acquisitions consisting of 38 towers and related assets from various sellers, all of which were individually insignificant to the Company. The aggregate purchase price was approximately $19,100,000 and was paid with proceeds from long-term borrowings.

  The Company accounted for the above acquisitions using the purchase method of accounting. The results of operations of the acquired assets are included with those of the Company from the dates of the respective

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES acquisitions. The following unaudited pro forma summary for the three months ended March 31, 1998 and 1999 presents the consolidated results of operations as if the acquisitions had occurred as of the beginning of each of the periods presented, after giving effect to certain adjustments such as depreciation. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of the periods presented or of results which may occur in the future.

                                                       For the three months
                                                          ended March 31,
                                                     --------------------------
                                                         1998          1999
                                                     ------------  ------------
     Unaudited Pro-forma Revenues................... $ 16,239,549  $ 13,941,607
                                                     ============  ============
     Unaudited Pro-forma Net Loss................... $ (1,344,828) $ (8,350,587)
                                                     ============  ============

4. Property and Equipment

  Property and equipment, net consists of the following:

                                                     December 31,   March 31,
                                                         1998          1999
                                                     ------------  ------------
     Land........................................... $  5,307,754  $  6,073,413
     Towers.........................................  141,755,358   175,193,991
     Buildings and improvements.....................      506,120       506,120
     Vehicles.......................................      442,496       424,950
     Furniture and equipment........................    1,708,132     2,224,352
     Construction in process........................    7,736,769    10,287,435
                                                     ------------  ------------
                                                      157,456,629   194,710,261
     Less: Depreciation and amortization............   (6,510,149)   (9,885,722)
                                                     ------------  ------------
     Property and equipment, net.................... $150,946,480  $184,824,539
                                                     ============  ============

Construction in process represents costs incurred related to towers which are under development and will be used in the Company's operations.

5. Costs and Estimated Earnings on Uncompleted Contracts

                                                      December 31,   March 31,
                                                          1998         1999
                                                      ------------  -----------
     Costs incurred on uncompleted contracts......... $ 4,633,768   $ 3,598,976
     Estimated earnings..............................   1,357,134     1,121,229
     Billings to date................................  (5,558,457)   (4,487,009)
                                                      -----------   -----------
                                                      $   432,445   $   233,196
                                                      ===========   ===========

  This amount is included in the accompanying balance sheet under the following captions:

                                                       December 31, March 31,
                                                           1998       1999
                                                       ------------ ---------
     Costs and estimated earnings in excess of
      billing.........................................  $ 598,971   $ 359,529
     Billings in excess of costs and estimated
      earnings........................................   (166,526)   (126,333)
                                                        ---------   ---------
                                                        $ 432,445   $ 233,196
                                                        =========   =========

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

6. Current and Long Term Debt

  Current and long term debt consists of the following:

                                                      December 31,  March 31,
                                                          1998         1999
                                                      ------------ ------------
Senior credit facility term loan, interest at 8.437%
 at March 31, 1999 quarterly installments based on
 reduced availability beginning March 31, 2001,
 maturing December 31, 2004.........................          --   $ 25,000,000
Senior credit facility revolving credit loan,
 interest at 8.437% at March 31, 1999 quarterly
 installments based on reduced availability
 beginning March 31, 2001, maturing December 31,
 2004...............................................          --     15,000,000
Bank Credit Agreement...............................   17,001,000           --
12% Senior discount notes, net of unamortized
 original issue discount of $98,555,160 at March 31,
 1999, unsecured, cash interest payable semi-
 annually in arrears beginning March 1, 2003,
 balloon principal payment of $269,000,000 due at
 maturity on March 1, 2008..........................  165,572,133   170,444,840
                                                      -----------  ------------
                                                      182,573,133   210,444,840
  Less: current maturities..........................   17,001,000           --
Long term debt......................................  165,572,133  $210,444,840
                                                      ===========  ============

Senior Credit Facility

  On February 5, 1999 the Company, through its subsidiary, SBA Telecommunications Inc., ("Telecommunications") entered into a new senior credit facility with a syndicate of lenders which replaced and superseded in its entirety its previous credit agreement. The senior credit facility consists of a $25 million term loan, which was fully funded at closing, and a $100 million revolving line of credit, on which the Company had the option to increase to $150 million under certain conditions. Proceeds from the term loan were used to repay the previous bank credit agreement. The senior credit facility also provides for letter of credit availability. Availability under the senior credit facility is determined by a number of factors, including number of towers built by the Company with anchor tenants on the date of completion, the financial performance of the Company's towers, site development and construction segments, as well as by other financial covenants, financial ratios and other conditions. The senior credit facility matures December 31, 2004 and amortization pursuant to a schedule and reduced availability begins March 31, 2001. Borrowings under the senior credit facility bear interest at the eurodollar rate plus a margin ranging from 2.25% to 3.50% (determined by a leverage ratio) or "base rate" (as defined in the senior credit facility) plus a margin ranging from 1.25% to 2.50% (determined by a leverage rate). The senior credit facility is secured by substantially all of the assets of Telecommunications and its direct and indirect subsidiaries, requires Telecommunications to maintain certain financial ratios, and places restrictions on, among other things, the incurrence of debt and liens, dispositions of assets, transactions with affiliates and certain investments. In connection with the termination of the previous credit agreement, the Company recorded an extraordinary charge of approximately $1,150,000 representing the write-off of previously capitalized deferred financing fees related to the previous bank credit agreement. Deferred financing fees related to obtaining the new senior credit facility were approximately $3.9 million. Additionally, on March 8, 1999, after receiving the requisite consents from the holders of our senior discount notes, we amended the indenture governing the notes to increase one of the categories of permitted indebtedness from $125.0 million to $175.0 million. In connection therewith, we paid $2.1 million to the holders of the notes. The amount is also reflected in deferred financing fees. Simultaneously, Telecommunications exercised its option to increase the revolving line of credit portion of the senior credit facility from $100.0 million to $150.0 million.

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

7. Income Taxes

  Income taxes have been provided for based upon the Company's annual effective income tax rate. A reconciliation of the statutory U.S. Federal tax rate (34%) and the effective income tax rate for the period is as follows:

                                                        For the three months
                                                           ended March 31,
                                                        ----------------------
                                                          1998        1999
                                                        ---------  -----------
     Federal income tax................................ $(480,035) $(2,717,569)
     State income tax..................................    86,584      140,034
     Foreign tax.......................................       --       230,998
     Change in valuation allowance.....................   480,035    1,560,955
                                                        ---------  -----------
                                                        $  86,584  $  (785,582)
                                                        =========  ===========

  The Company has recorded a benefit in the first quarter of 1999 as a result of net operating loss carrybacks available. The amount recorded as a benefit represents the entire carryback amount available If the Company generates taxable losses in the future, net operating loss carryforwards will be generated.

8. Commitments and Contingencies

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

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

9. Segment Data

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

                                                        For the three months
                                                           ended March 31
                                                      -------------------------
                                                          1998         1999
                                                      ------------ ------------
Revenue:
  Site development--consulting....................... $  9,731,091 $  3,921,229
  Site development--construction.....................    2,800,159    4,653,458
  Site leasing.......................................    2,158,539    5,141,614
                                                      ------------ ------------
                                                      $ 14,689,789 $ 13,716,301
                                                      ============ ============
Gross Profit:
  Site development-- consulting...................... $  2,486,279 $    888,369
  Site development-- construction....................    1,055,586    1,063,123
  Site leasing.......................................      651,668    2,764,108
                                                      ------------ ------------
                                                      $  4,193,533 $  4,715,600
                                                      ============ ============
Capital expenditures:
  Site development-- consulting...................... $  5,561,848 $  2,427,225
  Site development-- construction....................       31,795        1,006
  Site leasing.......................................    5,212,626   33,928,913
  Assets not identified by segment...................      263,952      512,517
                                                      ------------ ------------
                                                      $ 11,070,221 $ 36,869,661
                                                      ============ ============
                                                         As of        As of
                                                      December 31,   March 31,
                                                          1998         1999
                                                      ------------ ------------
Assets:
  Site development--consulting....................... $ 14,516,752 $ 16,027,326
  Site development--construction.....................    9,690,197   10,834,906
  Site leasing.......................................  173,075,271  182,011,550
  Assets not identified by segment...................   17,291,106   22,967,601
                                                      ------------ ------------
                                                      $214,573,326 $231,841,383
                                                      ============ ============

10. Subsequent Events

  In April 1999, the Company adopted the 1999 Equity Participation Plan. A total of 2,500,000 shares of Class A common stock are reserved for issuance under this plan. In April, 1999, the Company granted options to employees for the purchase of an aggregate of approximately 900,000 shares of Class A common stock at an exercise price of $8.00 per share. The options will vest in three installments commencing December 31, 1999 and ending April 19, 2002. Since the exercise price range of these options is substantially below the midpoint of the anticipated price range in the proposed initial public offering of Class A common stock, the Company will record a non-cash compensation charge over the vesting period of approximately $3.3 million.

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

  On April 19, 1999, the Company filed a Registration Statement on Form S-1 to register shares of its Class A common stock in an initial public offering. The Company filed for an offering of gross proceeds of $150.0 million, which is anticipated to produce net proceeds after deduction of the underwriting discount and estimated offering expenses of $138.5 million. The Company expects to use approximately $32.7 million of these net proceeds to pay all outstanding dividends on all outstanding shares of the Company's Series A preferred stock and to redeem all outstanding shares of the Company's Series B preferred stock. The Company also expects to use $50.0 million to repay all revolving credit loans under the senior credit facility. Remaining proceeds will be used for the construction and acquisition of towers, the acquisition of tower companies or related businesses, and for general working capital purposes. There can be no assurance that the Company's planned initial public offering of Class A common stock will be successfully consummated or, if consummated, of the final terms of such initial public offering.

  On April 30, 1999, the Company acquired through merger all of the issued and outstanding stock of Com-Net Construction Services, Inc. ("Com-Net"). The Company issued 780,000 shares of its Class A common stock to the shareholders of Com-Net, of which 480,000 shares have been pledged back to the Company and are subject to forfeiture if certain 1999 earnings targets are not achieved by the acquired company. The Company also assumed working capital debt of approximately $4.5 million. In addition, the shareholders of Com-Net may receive up to $2.5 million in cash and 320,000 additional shares of Class A common stock if certain 1999 earnings targets are met by the acquired company, and up to an additional 400,000 shares of Class A common stock if certain 2000 earnings targets are met.

  On the same date the Company acquired all of the issued and outstanding capital stock of an affiliate of Com-Net, Com-Net Development Group, LLC ("Development Group"). Development Group owns 15 completed towers located in Texas, Ohio and Tennessee and over 30 additional tower sites in various stages of development under build-to-suit programs. The Company paid $1.0 million in cash and assumed debt of approximately $2.5 million for Development Group.

  The Company will account for each of the above acquisitions as a purchase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis reflects only changes from information previously presented for the 1998 fiscal year. Financial information relating to the March 31, 1999 and March 31, 1998 periods is unaudited. This interim discussion and analysis should be read in conjunction with our 1998 audited financial statements, notes thereto and management's discussion and analysis of financial condition and results of operations.

  Additionally, the following discussion includes "forward-looking statements". This discussion contains statements concerning projections, plans, objectives, future events or performance and underlying assumptions and other statements which are other than statements of historical fact. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause our actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by us. Such factors include (i) substantial capital requirements and leverage principally as a consequence of our ongoing acquisition and construction activities, (ii) dependence on demand for wireless communication and (iii) the success of our new tower construction program. The following discussion should be read in conjunction with the "Risk Factors" section of our Form 10-K filed with the SEC on March 31, 1999 and Form S-1 filed with the SEC on April 19, 1999.

  We are a leading independent owner and operator of wireless communications infrastructure in the United States. Our strategy is to use our historical leadership position in the site development business, a project revenue business, to expand our ownership and leasing of communication towers, a recurring revenue business. We are transitioning our revenue stream from project driven revenues to recurring revenues through the leasing of antenna space at or on communications facilities.

  While we intend to continue to offer site development services to wireless carriers where demand and profitable opportunities exist, we will emphasize our site leasing business through the construction of owned towers for lease to wireless service providers, the acquisition of existing sites and the leasing, subleasing and management of other antenna sites. We believe that as the site development industry matures, our revenues and gross profit from the consulting segment of that business will continue to decline substantially in the near term and this rate of decline will increase for the foreseeable future as wireless service providers choose to outsource ownership of communication sites in order to conserve capital. We also believe that, over the longer term, our site leasing revenue will increase as carriers move to outsource tower ownership and management and as the number of towers we own grows.

  As a result of these trends and the shift in focus of our business, our earnings declined in 1999 from the prior period and capital expenditures increased sharply as we accumulated towers. We expect capital expenditures to increase even more in 1999 as compared to 1998. In addition, we anticipate that our operating expenses may remain at or above 1998 levels as we continue to construct and acquire tower assets.

  We derive our revenues from two businesses--site development and site leasing. Our site development business consists of site development consulting and site development construction. We provide site development services, both consulting and construction, on a contract basis which is usually customer and project specific. We generally charge for site development services on either a time and materials basis or a fixed price basis. Approximately 13% and 31% of site development services were performed on a time and materials basis in the periods ended March 31, 1999 and 1998, respectively. We also provide site leasing services on a contract basis. Revenue from our site development business may fluctuate from period to period depending on construction schedules, which are a function of our clients' build-out schedules, weather and other factors. Our antenna site leases are typically long-term agreements with renewal periods. Leases are generally paid on a monthly basis. Because of the low variable operating costs of the site leasing business, additional tenants on a tower generate disproportionately larger increases in tower cash flow.

  We are in the process of acquiring and constructing towers to be owned by us and leased to wireless service providers. We intend to continue to make strategic acquisitions in the fragmented and rapidly consolidating tower owner and operator industry. Of the 642 towers we owned or controlled as of April 30, 1999, 418 were new builds. At that date, we had non-binding mandates to build over 400 additional towers under build-to-suit programs (the majority of which we expect will result in binding anchor tenant lease agreements). We believe we have one of the largest number of non-binding build-to-suit mandates from wireless service providers in the industry. In addition, we are currently actively negotiating to acquire additional towers. At April 30, 1999, we had letters of intent or definitive agreements to acquire 51 additional towers in a number of separate transactions for an aggregate purchase price of approximately $12.6 million. We cannot assure you that we will be able to close these transactions, or identify towers or tower companies to acquire in the future.

  On April 30, 1999, we acquired Com-Net. Com-Net constructs towers and terminal switches on a turn-key basis for wireless and other telecommunications companies, primarily throughout the midwestern, eastern and western United States and for the year ended December 31, 1998 had revenues of over $20.0 million and gross profit of $2.2 million. We issued 780,000 shares of our Class A common stock to the shareholders of Com-Net, of which 480,000 shares have been pledged back to us and will be returned to us if certain 1999 earnings targets are not achieved by the acquired company. In addition, the shareholders of Com-Net may receive up to $2.5 million in cash and 320,000 additional shares of Class A common stock if certain 1999 earnings targets are met by the acquired company, and up to an additional 400,000 shares of Class A common stock if certain 2000 earnings targets are met.

  On the same date we acquired an affiliate of Com-Net "Development Group". Development Group owns 15 completed towers in Texas, Ohio and Tennessee and over 30 additional tower sites in various stages of development under build-to-suit programs. We paid $1.0 million in cash and assumed debt of approximately $2.5 million for Development Group.

Results of Operations

  As we continue our transition into site leasing, operating results in prior periods may not be meaningful predictors of future prospects. You should be aware of the dramatic changes in the nature and scope of our business when reviewing the ensuing discussion of comparative historical results. We expect that the acquisitions consummated to date and any future acquisitions, as well as our new tower builds, will have a material impact on future revenues, expenses and net income. In particular, depreciation and amortization and interest expense increased significantly in the period ended March 31, 1999 over the prior period, and will continue to increase significantly in future three month periods. We believe that our construction programs will have a material adverse effect on future results of operations, until such time, if ever, as the newly constructed towers attain higher levels of tenant use.

First Quarter 1999 Compared to First Quarter 1998

  Total revenues decreased 6.6% to $13.7 million for the first quarter of 1999 from $14.7 million for the first quarter of 1998. We derive our revenues from two businesses--site development and site leasing. Our site development business consists of site development consulting and site development construction. Site development revenue decreased 31.6% to $8.6 million in the first quarter of 1999 from $12.5 million in the first quarter of 1998 due to a substantial decline in site development consulting revenue, which was partially offset by a substantial increase in site development construction revenue. Site development consulting revenue decreased 59.7% to $3.9 million for the first quarter of 1999 from $9.7 million for the first quarter of 1998, due primarily to the decreased demand for site acquisition and zoning services from PCS licensees, as well as the increasing acceptance by wireless carriers of outsourced communication site infrastructure through build-to-suit programs. Site development construction revenue increased 66.2% to $4.7 million for the first quarter of 1999 from $2.8 million for the first quarter of 1998, due to the expanded customer base of our construction company and the number of projects on which services were rendered. We expect our site development construction revenues to continue to increase substantially as a result of the recently completed Com-Net acquisition. Site leasing revenue increased 138.2% to $5.1 million for the first quarter of 1999 from $2.2 million for the first quarter of 1998, due to the substantially greater number of towers in our portfolio during 1999 compared to 1998.

  Total cost of revenues decreased 14.2% to $9.0 million for the first quarter of 1999 from $10.5 million for the first quarter of 1998. Site development cost of revenue decreased 26.3% to $6.6 million for the 1999 period from $9.0 million for the 1998 period due to the decrease in the cost of site development consulting revenue, which was partially offset by an increase in the cost of site development construction revenue. Site development consulting cost of revenue decreased 58.1% to $3.0 million for the first quarter of 1999 from $7.2 million for the first quarter of 1998 due primarily to lower level of activity. Site development construction cost of revenue increased to $3.6 million for the 1999 period from $1.7 million for the 1998 period, due primarily to the increased level of activity. Site leasing cost of revenue increased 57.8% to $2.4 million for the 1999 period from $1.5 million for the 1998 period, due primarily to the increased number of owned resulting in an increased amount of lease payments to land owners.

  Gross profit increased 12.5% to $4.7 million for the first quarter of 1999 from $4.2 million for the first quarter of 1998 due to the increase in high margin site leasing revenue which was offset by a decrease in gross profit in our site development business. Gross profit from site development decreased 44.9% to $2.0 million in the 1999 period from $3.5 million in the 1998 period, due to the decline in site development consulting activity and a slight decline in that segment's gross profit in the 1999 period to 22.7% from 25.5% in the 1998 period. Gross profit from site development construction remained flat at $1.1 million in each of the periods. Gross profit margin on site development construction dropped in the 1999 period to 22.8% from 37.7% in the 1998 period, reflecting the increased use of subcontractor labor in 1999. In the future, we believe our gross profit margin on site development construction may be lower than that experienced in the first quarter of 1999 as we integrate Com-Net's business, which has historically had gross profit margins in the 15% to 20% range. Gross profit for the site leasing business increased 324.2% to $2.8 million in the first quarter of 1999 from $0.7 million in the first quarter of 1998, and site leasing gross profit margin improved to 53.8% in the 1999 period from 30.2% in the 1998 period. The increased gross profit and improved margin were both due to the substantially greater number of towers owned or controlled in the 1999 period. As a percentage of total revenues, total gross profit increased to 34.4% in the 1999 period from 28.5% in the 1998 period due to increased levels of higher margin site leasing gross profit.

  Selling, general and administrative expenses increased 3.4% to $4.1 million for the first quarter of 1999 from $3.9 million for of 1998. As a percentage of total revenues, selling, general and administrative expenses increased to 29.7% for 1999 from 26.7% in 1998 period.

  Depreciation and amortization increased to $3.1 million for the first quarter of 1999 as compared to $0.5 million for the first quarter of 1998. This increase is directly related to the increased amount of fixed assets (primarily towers) we owned or controlled in the 1999 period as compared to the 1998 period.

  Operating loss increased to $(2.5) million for the first quarter of 1999 from $(0.3) million for the first quarter of 1998 as a result of the increased depreciation and amortization expenses in 1999 associated with the increase in tower ownership. Other income (expense) increased to $(5.5) million for the 1st quarter of 1999 from $(1.1) million for the 1st quarter of 1998. This increase resulted primarily from the interest expense associated with the Notes. The extraordinary item in the first quarter of 1999 of $1.1 million relates to the write-off of deferred financing fees associated with our prior bank credit agreement. Net loss was $(8.4) million for the 1999 period as compared to net loss of $(1.5) million for the 1998 period.

Future Compensation Changes Related to Stock Option Grants

  In April 1999, we granted options to employees for the purchase of 900,000 shares of our Class A common stock at an exercise price of $8.00 per share pursuant to our 1999 Equity Participation Plan. These options will vest over the next three years, commencing on December 31, 1999 and ending in April 2002. Since the exercise price of these options is substantially below the anticipated price to the public in the offerings, we will record non-cash compensation charges in each quarter during the vesting period beginning with the second quarter of this year. The amount of these charges is a function of the price to the public in the offerings. Based upon the midpoint of the anticipated price range in the offerings, these charges will total approximately $3.3 million over the next three years.

Liquidity and Capital Resources

  SBA Communications Corporation is a holding company with no business operations of its own. It's only significant asset is the outstanding capital stock of its subsidiaries. It conducts all its business operations through its subsidiaries. Accordingly, its only source of cash to pay its obligations is distributions from its subsidiaries from their net earnings and cash flow. Even if our subsidiaries determined to pay a dividend on or make a distribution in respect of their capital stock, there can be no assurance that our subsidiaries will generate sufficient cash flow to pay such a dividend or distribute such funds or that they will be permitted to pay dividends by the terms of the senior credit facility.

  Net cash used in operations during the three months ended March 31,1999 was $4.5 million compared to net cash used in operations of $6.1 million in the three months ended March 31,1998. Net cash used in investing activities for the three months ended March 31,1999 was $36.9 million compared to $11.1 million for the three months ended March 31,1998. This increase is attributable to a higher level of tower acquisition and new build activity in 1999 versus 1998. Net cash provided by financing activities for the three months ended March 31, 1999 was $16.9 million compared to $134.6 million for the three months ended March 31,1998. The 1998 amount includes the proceeds of the Notes.

  Our balance sheet reflected positive working capital of $6.0 million and $8.1 million as of March 31, 1999 and December 31, 1998, respectively.

  On March 2, 1998 we issued $269.0 million in aggregate principal amount at maturity of Notes. This offering provided approximately $150.2 million of gross proceeds to us. From these gross proceeds, we repaid approximately $20.2 million of existing indebtedness and paid approximately $5.7 million of fees and expenses. The remaining proceeds were used primarily for the acquisition and construction of communications towers. Prior to March 1, 2003, interest expense on the Notes will consist solely of non-cash accretion of original issue discount and the Notes will not require cash interest payments. After such time, the Notes will have accreted to $269.0 million and will require annual cash interest payments of approximately $32.3 million. In addition, the Notes mature on March 1, 2008.

  In February 1999, we entered into a new senior credit facility through Telecommunications with a group of lenders. This new $175.0 million senior credit facility, which replaced our prior $55.0 million credit facility, consists of a $25.0 million term loan and a $150.0 million revolving line of credit. The term loan was fully funded at closing. Availability under the new senior credit facility is determined by a number of factors including number of towers built by us with anchor tenants on the date of completion, the financial performance of our other towers, site development and construction segments, as well as by other financial covenants, financial ratios and other conditions. The senior credit facility matures December 31, 2004 and, pursuant to a schedule, amortization and reduced availability begins March 31, 2001. Borrowings under the new facility will bear interest at the eurodollar rate plus a margin ranging from 2.25% to 3.50% (determined by a leverage ratio) or a "base rate" (as defined in the senior credit facility) plus a margin ranging from 1.25% to 2.50% (determined by a leverage ratio). The senior credit facility is secured by substantially all of the assets of Telecommunications and its direct and indirect subsidiaries, requires Telecommunications to maintain certain financial ratios and places restrictions on, among other things, the payment of dividends to us, the incurrence of debt and liens, disposition of assets, transactions with affiliates and certain investments. In connection with the termination of the previous credit agreement, we recorded an extraordinary charge of approximately $1.1 million representing the write-off of previously capitalized deferred financing fees related to the previous bank credit agreement. Deferred financing fees related to obtaining the senior credit facility were approximately $3.9 million. Additionally, on March 8, 1999, after receiving the requisite consents from the holders of our Notes, we amended the indenture governing the Notes to increase one of the categories of permitted indebtedness from $125.0 million to $175.0 million. In connection therewith, we paid $2.1 million to the holders of the Notes. The amount is also reflected in deferred financing fees.

  In the event that the business acquired in the Com-Net acquisition achieves certain EBITDA targets in 1999 and 2000, we may be obligated to issue up to 720,000 additional shares of Class A common stock and to pay up to $2.5 million to the former shareholders of Com-Net. If the business acquired in the Com-Net acquisition does not achieve certain EBITDA targets in 1999, the former shareholders of Com-Net will return to us up to 480,000 of the shares we issued to them at the closing of the Com-Net acquisition.

  We currently estimate that we will make at least $160.0 million of capital expenditures during 1999 for the construction and acquisition of communication sites, primarily towers, and the acquisition of Com-Net. We currently expect that capital expenditures will be at the same or higher levels in 2000. We expect to use cash from operations together with proceeds from the initial public offering and availability under our senior credit facility to fund these capital expenditures. These expected capital expenditures will substantially exhaust our availability under our senior credit facility. However, the exact amount of our future capital expenditures will depend on a number of factors. In 1999, we currently anticipate building a significant number of towers for which we have non-binding mandates pursuant to our build-to-suit program. We also intend to continue to explore opportunities to acquire additional towers, tower companies and/or related businesses. Our capital expenditures in 1999 will depend in part upon acquisition opportunities that become available during the period, the needs of our primary build-to-suit customers and the availability to us of additional debt or equity capital on acceptable terms. In the event that the borrowings under the senior credit facility have otherwise been used when an acquisition or construction opportunity arises, we would be required to seek additional debt or equity financing. We cannot assure you that any such financing will be available on commercially reasonable terms or at all or that any additional debt financing would be permitted by the terms of our existing indebtedness.

  Our ability to make scheduled payments of principal of, or to pay interest on, our debt obligations, and our ability to refinance any such debt obligations, or to fund planned capital expenditures, will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business strategy contemplates substantial capital expenditures in connection with our planned tower build-out and acquisitions. Based on our current operations and anticipated revenue growth, we believe that, if our business strategy is successful, cash flow from operations, the proceeds of the initial public offering, and available borrowings under the senior credit facility will be sufficient to fund our anticipated capital expenditures in fiscal 1999. Thereafter, however, or in the event we exceed our currently anticipated capital expenditures for 1999, we anticipate that we will need to seek additional equity or debt financing to fund our business plan. Failure to obtain any such financing could require us to significantly reduce our planned capital expenditures and scale back the scope of our tower build-out or acquisitions, either of which could have a material adverse effect on our projected financial condition or results of operations. In addition we may need to refinance all or a portion of our indebtedness (including the Notes and/or the senior credit facility) on or prior to its scheduled maturity. We cannot assure you that we will generate sufficient cash flow from operations in the future, that anticipated revenue growth will be realized or that future borrowings or equity contributions will be available in amounts sufficient to service our indebtedness and make anticipated capital expenditures. In addition, we cannot assure you that we will be able to effect any required refinancing of our indebtedness (including the Notes) on commercially reasonable terms or at all.

  On April 19, 1999 the Company filed a Registration Statement on Form S-1 to register shares of its Class A common stock in an initial public offering. The Company filed for an offering of gross proceeds of $150.0 million, which is anticipated to produce net proceeds after deduction of the underwriting discount and estimated offering expenses of $138.5 million. The Company expects to use approximately $32.7 million of these net proceeds to pay all outstanding dividends on all outstanding shares of the Company's Series A preferred stock and to redeem all outstanding shares of the Company's Series B preferred stock. The Company also expects to use $50.0 million to repay all revolving credit loans under the senior credit facility. Remaining proceeds will be used for the construction and acquisition of towers, the acquisition of other companies or related businesses, and for general working capital purposes. There can be no assurance that the Company's planned initial public offering of Class A common stock will be successfully consummated or, if consummated, of the final terms of such initial public offering.

Year 2000

  During 1999, we continued our review of the installation of new systems hardware and software and determined that the installation is on schedule for completion before the year 2000.

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

  We have begun implementation of a new financial system. The system is certified by the vendor as Year 2000 compliant. In conjunction with this implementation, we have undertaken the renovation of our operational systems. The testing and implementation of these systems is scheduled for completion in 1999. The cost of the new financial system and renovation of our operational systems is expected to be approximately $750,000.

  Management is reviewing the state of Year 2000 readiness for third parties with whom we share a material relationship, such as banks and vendors used by us. At this time, we are unaware of any third party Year 2000 issues that would materially effect these relationships or our financial condition.

  We expect to be Year 2000 compliant in 1999 for all major systems. We are assessing our risks and the full impact on operations if the worst case Year 2000 scenario were to occur. In conjunction with this, we are developing a contingency plan and expect to complete the development of this plan in 1999.

Inflation

  The impact of inflation on our operations has not been significant to date. However, we cannot assure you that a high rate of inflation in the future will not adversely affect our operating results.

Senior Discount Note Disclosure Requirements

  The indenture governing our Notes requires certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries and the disclosure to be made of Tower Cash Flow, as defined in the indenture, for the most recent fiscal quarter and Adjusted Consolidated Cash Flow, as defined in the indenture, for the most recently completed four-quarter period. As of March 31, 1999, we had no unrestricted subsidiaries. Tower Cash Flow, for the quarter ended March 31, 1999 was $1.2 million. Adjusted Consolidated Cash Flow for the four-quarter period ended March 31, 1999 was $0.5 million.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

  We are exposed to certain market risks which are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business, and in some cases, relate to our acquisition of related businesses. We are subject to interest rate risk on our senior credit facility and any future financing requirements. Our fixed rate debt consists primarily of the accreted balance of the Notes. Our variable rate debt consists of borrowings made under the senior credit facility.

  The following table presents the future principal payment obligations and weighted average interest rates associated with our existing long-term debt instruments assuming our actual level of long-term debt indebtedness:

                           1999 2000   2001      2002      2003    Thereafter
                           ---- ---- --------- --------- --------- -----------
Liabilities:
Long-term debt............ --   --         --        --        --  269,000,000
  Fixed rate (12.0%)
Term Loan................. --   --   2,500,000 2,500,000 7,500,000  12,500,000
  Variable rate (8.437% at
   March 31, 1999)
Revolving Loan............ --   --   1,500,000 3,000,000 4,500,000   6,000,000
  Variable rate (8.437% at
   March 31, 1999)

  Our primary market risk exposure relates to (1) the interest rate risk on long-term and short-term borrowings, (2) our ability to refinance our Notes at maturity at market rates, (3) the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants and (4) the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions. We manage the interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt and interest rate swaps. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

                          PART II--OTHER INFORMATION

ITEM 2. Changes in Securities

  On March 8, 1999, after receiving the requisite consents from the holders of the Company's 12% senior discount notes due 2008, the Company amended the indenture governing the Notes to increase one of the categories of permitted indebtedness from $125.0 million to $175.0 million.

ITEM 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

    27. Financial Data Schedule (filed only electronically with the SEC)

  (b) Reports on Form 8-K

  The Company filed a report on form 8-K on February 24, 1999. In this report, the Company reported, under Item 5, the consummation of a new $125.0 million senior credit facility which replaces the prior $55.0 million credit facility. The Company also filed, under Item 7, a press release dated February 16, 1999 and the Amended and Restated Credit Agreement pursuant to which the transaction was consummated.

  Items 1, 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SBA Communications Corporation

May 7, 1999                                       /s/ Jeffrey A. Stoops
                                          -------------------------------------
                                                    Jeffrey A. Stoops
                                                 Chief Financial Officer
                                                (Duly Authorized Officer)

May 7, 1999                                      /s/ Robert M. Grobstein
                                          -------------------------------------
                                                   Robert M. Grobstein
                                                Chief Accounting Officer
                                             (Principal Accounting Officer)