Form 10-Q
period 1999-06-30
SBA COMMUNICATIONS CORP
filed 1999-08-16
CIK 1034054

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

  For the quarterly period ended June 30, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934.

                 For the transition period from       to

                       Commission file number 333-50219

                        SBA COMMUNICATIONS CORPORATION

            (Exact name of registrant as specified in its charter)

               Florida                                 65-0716501
    (State or other jurisdiction          (I.R.S. Employer Identification No.)
  of incorporation or organization)

        One Town Center Road,

         Boca Raton, Florida                              33486
   (Address of principal executive                     (Zip code)
              offices)

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

                               [X] Yes   [_] No

        Number of shares of common stock outstanding at August 16, 1999

                   Class A Common Stock -- 21,054,255 shares

                   Class B Common Stock -- 7,644,264 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         SBA COMMUNICATIONS CORPORATION

                                     INDEX

                                                                           Page
                                                                           ----
PART I--FINANCIAL INFORMATION

Item 1. Financial Statements
  Consolidated Balance Sheets as of December 31, 1998 and June 30, 1999...   4
  Consolidated Statements of Operations for the three and six months ended
   June 30, 1998 and 1999.................................................   5
  Consolidated Statements of Stockholders' Equity (Deficit) for the six
   months ended June 30, 1999.............................................   6
  Consolidated Statements of Cash Flows for the six months ended June 30,
   1998 and 1999.......................................................... 7-8
  Condensed Notes to Consolidated Financial Statements....................   9

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................  15

Item 3. Quantitative and Qualitative Disclosures About Market Risk........  21

PART II--OTHER INFORMATION

Item 2--Changes in Securities.............................................  23

Item 4--Submission of Matters to a Vote of Security Holders...............  23

Item 5--Other Events......................................................  24

Item 6--Exhibits and Reports on Form 8-K..................................  24

SIGNATURES................................................................  25

                        SBA COMMUNICATIONS CORPORATION

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  The following consolidated financial statements of SBA Communications Corporation, a Florida corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim period reported have been made. Results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                    December 31,    June 30,
                                                        1998          1999
                                                    ------------  ------------
                      ASSETS
Current assets:
  Cash and cash equivalents, includes interest
   bearing amounts of $26,227,973 and $4,479,000 in
   1998 and 1999................................... $ 26,743,270  $  5,037,336
  Accounts receivable, net of allowances of
   $436,671 and $943,014 in 1998 and 1999..........   12,512,574    18,378,516
  Prepaid and other current assets.................    5,981,134     6,139,537
  Costs and estimated earnings in excess of
   billings on uncompleted contracts...............      598,971     1,589,307
                                                    ------------  ------------
    Total current assets...........................   45,835,949    31,144,696
                                                    ------------  ------------
  Property and equipment, net......................  150,946,480   232,529,244
  Note receivable--stockholder.....................    3,784,768           --
  Intangible assets, net...........................    6,932,486    16,396,060
  Deferred financing fees, net.....................    6,563,772    10,907,184
  Other assets.....................................      509,871     1,521,031
                                                    ------------  ------------
    Total assets................................... $214,573,326  $292,498,215
                                                    ============  ============
  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable................................. $ 14,447,384  $ 24,152,560
  Accrued expenses.................................    2,247,282     3,594,842
  Accrued salaries and payroll taxes...............    1,841,392     2,282,842
  Notes payable....................................   17,001,000        50,176
  Billings in excess of costs and estimated
   earnings on uncompleted contracts...............      166,526       965,627
  Other current liabilities........................    2,049,058     3,315,650
                                                    ------------  ------------
    Total current liabilities......................   37,752,642    34,361,697
                                                    ------------  ------------
Other liabilities:
  Senior discount notes payable....................  165,572,133   175,508,675
  Notes payable....................................          --     35,200,703
  Deferred tax liabilities.........................    3,370,439     3,390,859
  Other long-term liabilities......................      415,201       465,795
                                                    ------------  ------------
    Total long-term liabilities....................  169,357,773   214,566,032
                                                    ------------  ------------
Commitments and contingencies (see Note 10)
Redeemable preferred stock (30,000,00 shares
 authorized) 8,050,000 shares issued and
 outstanding in 1998, none outstanding in 1999.....   33,558,333           --
Shareholders' equity (deficit):
  Common stock:
    Class A (100,000,000 shares authorized) 880,922
     and 19,710,922 shares issued and outstanding
     in 1998 and 1999, respectively................        8,809       197,109
    Class B (8,100,000 shares authorized) 8,075,000
     and 7,644,264 shares issued and outstanding in
     1998 and 1999, respectively...................       80,750        76,443
  Additional paid in capital.......................      716,131    86,555,956
  Accumulated deficit..............................  (26,901,112)  (43,259,022)
                                                    ------------  ------------
    Total shareholders' equity (deficit)...........  (26,095,422)   43,570,486
                                                    ------------  ------------
    Total liabilities and shareholders' equity
     (deficit)..................................... $214,573,326  $292,498,215
                                                    ============  ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                            For the three months         For the six months
                               ended June 30,              ended June 30,
                          --------------------------  --------------------------
                              1998          1999          1998          1999
                          ------------  ------------  ------------  ------------
Revenues:
  Site development
   revenue..............   $11,127,165   $13,647,457  $ 23,658,415  $ 22,222,144
  Site leasing revenue..     2,645,712     5,757,815     4,804,251    10,899,429
                          ------------  ------------  ------------  ------------
    Total revenues......    13,772,877    19,405,272    28,462,666    33,121,573
                          ------------  ------------  ------------  ------------
Cost of revenues
 (exclusive of
 depreciation shown
 below)
  Cost of site
   development revenue..     8,981,287    10,009,566    17,970,672    16,632,761
  Cost of site leasing
   revenue..............     1,612,687     2,777,017     3,119,558     5,154,523
                          ------------  ------------  ------------  ------------
    Total cost of
     revenues...........    10,593,974    12,786,583    21,090,230    21,787,284
                          ------------  ------------  ------------  ------------
    Gross profit........     3,178,903     6,618,689     7,372,436    11,334,289
Operating expenses:
  Selling, general and
   administrative.......     4,859,883     4,855,498     8,801,931     8,933,071
  Depreciation and
   amortization.........       970,224     3,538,092     1,477,469     6,669,393
                          ------------  ------------  ------------  ------------
    Total operating
     expenses...........     5,830,107     8,393,590    10,279,400    15,602,464
                          ------------  ------------  ------------  ------------
    Operating loss......    (2,651,204)   (1,774,901)   (2,906,964)   (4,268,175)
Other income (expense):
  Interest income.......     1,539,323       339,722     2,303,481       846,665
  Interest expense......           --     (1,650,830)      (77,682)   (2,466,320)
  Non-cash amortization
   of original issue
   discount and debt
   issue costs..........    (4,451,048)   (5,452,712)   (6,253,293)  (10,652,956)
  Other.................           --         14,312           --         23,526
                          ------------  ------------  ------------  ------------
    Total other income
     (expense)..........    (2,911,725)   (6,749,508)   (4,027,494)  (12,249,085)
                          ------------  ------------  ------------  ------------
    Loss before
     provision for
     income taxes and
     extraordinary
     item...............    (5,562,929)   (8,524,409)   (6,934,458)  (16,517,260)
(Provision) benefit for
 income taxes...........      (525,645)     (209,680)     (612,229)      575,901
                          ------------  ------------  ------------  ------------
    Net loss before
     extraordinary
     item...............    (6,088,574)   (8,734,089)   (7,546,687)  (15,941,359)
Extraordinary item,
 write-off of deferred
 financing fees.........           --            --            --     (1,149,954)
                          ------------  ------------  ------------  ------------
    Net loss............    (6,088,574)   (8,734,089)   (7,546,687)  (17,091,313)
Dividends on preferred
 stock..................      (712,500)    1,445,903    (1,150,000)      733,403
                          ------------  ------------  ------------  ------------
    Net loss to common
     shareholders.......  $ (6,801,074) $ (7,288,186) $ (8,696,687) $(16,357,910)
                          ============  ============  ============  ============
Basic and diluted loss
 per common share before
 extraordinary item.....  $       (.82) $       (.64) $      (1.06) $      (1.49)
Extraordinary item......           --            --            --           (.11)
                          ------------  ------------  ------------  ------------
Basic and diluted loss
 per common share.......  $       (.82) $       (.64) $      (1.06) $      (1.60)
                          ============  ============  ============  ============
Basic and diluted
 weighted average number
 of shares of common
 stock..................     8,260,155    11,423,533     8,168,089    10,196,544
                          ============  ============  ============  ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                      Common Stock
                          --------------------------------------
                                Class A            Class B        Additional     Retained
                          ------------------- ------------------    Paid In      Earnings
                            Number    Amount   Number    Amount     Capital      (Deficit)       Total
                          ---------- -------- ---------  -------  -----------  -------------  ------------
BALANCE, December 31,
 1998....................    880,922 $  8,809 8,075,000  $80,750  $   716,131  $ (26,901,112) $(26,095,422)
 Initial public offering
  of common stock, net of
  issuance costs......... 10,000,000  100,000       --       --    82,643,794            --     82,743,794
 Non-cash compensation
  adjustment.............        --       --        --       --       136,650            --        136,650
 Preferred stock
  dividends..............        --       --        --       --           --      (1,345,500)   (1,345,500)
 Preferred stock
  conversion/redemption..  8,050,000   80,500       --       --       (80,500)     2,078,903     2,078,903
 Repayment of shareholder
  loan...................        --       --   (430,736)  (4,307)  (3,872,319)           --     (3,876,626)
 Issuance of common
  stock..................    780,000    7,800       --       --     7,012,200            --      7,020,000
 Net loss................        --       --        --       --           --     (17,091,313)  (17,091,313)
                          ---------- -------- ---------  -------  -----------  -------------  ------------
BALANCE, June 30, 1999... 19,710,922 $197,109 7,644,264  $76,443  $86,555,956  $ (43,259,022) $ 43,570,486
                          ========== ======== =========  =======  ===========  =============  ============



          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           For the six months ended June 30,
                                           -----------------------------------
                                                 1998              1999
                                           ----------------  -----------------
Cash flows from operating activities:
  Net loss................................ $     (7,546,687) $     (17,091,313)
  Adjustments to reconcile net loss to net
   cash provided by operating activities--
  Depreciation and amortization...........        1,477,469          6,669,393
  Provision for doubtful accounts.........           18,017            326,301
  Non-cash compensation expense...........              --             136,650
  Non-cash amortization of original issue
   discount and debt issue costs..........        6,289,076         10,652,957
  Interest on shareholder note............         (114,713)           (91,858)
  Write-off of deferred financing fees....              --           1,149,954
  Changes in operating assets and
   liabilities:
   (Increase) decrease in--                      (1,415,746)           328,478
    Accounts receivable...................
    Prepaid and other current assets......       (1,803,496)           720,742
    Costs and estimated earnings in excess
     of billings on uncompleted
     contracts............................          (27,443)          (122,530)
    Other assets..........................         (497,802)        (1,003,297)
    Deferred tax asset....................        1,682,462                --
    Intangible assets.....................              --            (370,559)
   Increase (decrease) in--                      (1,202,537)         5,811,066
    Accounts payable......................
    Accrued expenses......................        8,010,478            666,664
    Accrued salaries and payroll taxes....          344,796            353,752
    Other liabilities.....................          823,143           (168,885)
    Deferred tax liabilities..............       (1,070,233)            (3,817)
    Other long-term liabilities...........          461,365                --
    Billings in excess of costs and
     estimated earnings on uncompleted
     contracts............................          330,183            173,782
                                           ----------------  -----------------
      Total adjustments...................       13,305,018         25,228,793
                                           ----------------  -----------------
      Net cash provided by operating
       activities.........................        5,758,331          8,137,480
                                           ----------------  -----------------
Cash flows from investing activities:
  Cash paid for Com-Net acquisition.......              --          (7,914,634)
  Tower and other capital expenditures....      (61,452,819)       (83,636,863)
                                           ----------------  -----------------
    Net cash used in investing
     activities...........................      (61,452,819)       (91,551,497)
                                           ----------------  -----------------
Cash flows from financing activities:
  Net proceeds from senior discount notes
   payable................................      150,236,500                --
  Proceeds from notes payable.............       12,486,767         81,000,000
  Repayment of notes payable..............      (22,669,821)       (63,001,000)
  Proceeds of initial public offering, net
   of issuance costs......................              --          82,743,793
  Issuance of common stock................          120,041                --
  Preferred stock redemption..............              --         (32,824,930)
  Deferred financing fees.................       (5,971,301)        (6,209,781)
                                           ----------------  -----------------
      Net cash provided by financing
       activities.........................      134,202,186         61,708,082
                                           ----------------  -----------------
      Net increase (decrease) in cash and
       cash equivalents...................       78,507,698        (21,705,934)

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                            For the six months ended June 30,
                                            ----------------------------------
                                                  1998              1999
                                            ----------------- ----------------
Cash and cash equivalents:
  Beginning of period......................         6,109,418       26,743,270
                                            ----------------- ----------------
  End of period............................ $      84,617,116 $      5,037,336
                                            ================= ================
Supplemental disclosure of cash flow
 information:
Cash paid during the period for:
  Interest................................. $         364,752 $      2,507,796
  Taxes.................................... $       2,032,607 $        185,751
Non-cash activities:
  Dividends on preferred stock............. $       1,150,000 $       (733,403)
  Interest on bonds payable................ $       6,009,460 $      9,936,542
  Note receivable -- shareholder........... $             --  $     (3,876,626)
  Exchange of Series B preferred stock for
   common stock............................ $             --  $      8,050,000
Acquisition summary:
  Assets acquired in Com-Net acquisition...               --  $     21,601,360
  Liabilities acquired in acquisition......               --        (6,666,726)
  Stock issued for acquisition.............               --        (7,020,000)
                                            ----------------- ----------------
  Cash paid for Com-Net acquisition........ $             --  $      7,914,634
                                            ================= ================


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

2. Current accounting pronouncements

Comprehensive Income

  In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income separately from accumulated deficit and additional paid-in-capital in the equity section of the balance sheets. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. During the six months ended June 30, 1998 and 1999, the Company did not have any changes in its equity resulting from such non-owner sources and accordingly, comprehensive loss as set forth by SFAS No. 130 was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

Derivative Instruments and Hedging Activities

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 required that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes adopting this statement will not have a material impact upon the Company's results of operations or financial position. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133." This statement deferred the effective date of SFAS No. 133 until June 15, 2000.

3. Acquisitions

  During the six months ended June 30, 1999, the Company completed 18 acquisitions consisting of 96 towers and related assets from various sellers, all of which were individually insignificant to the Company. The aggregate purchase price was approximately $37.3 million and was paid with proceeds from long-term borrowings as well as with proceeds from the initial public offering.

                      SBA COMMUNICATIONS AND SUBSIDIARIES

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

  The Company accounted for the above acquisitions using the purchase method of accounting. The above acquisitions resulted in goodwill of approximately $9.4 million. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions. The following unaudited pro forma summary for the six months ended June 30, 1998 and 1999 presents the consolidated results of operations as if the acquisitions had occurred as of the beginning of each of the periods presented, after giving effect to certain adjustments such as depreciation and amortization.

  These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of the periods presented or of results which may occur in the future.

                                            For the six months ended June 30,
                                            ----------------------------------
                                                  1998              1999
                                            ----------------  ----------------
   Unaudited Pro-forma Revenues............ $     41,858,041  $     43,786,974
                                            ================  ================
   Unaudited Pro-forma Net Loss............ $     (7,078,281) $    (16,719,322)
                                            ================  ================
   Basic and diluted loss per share........ $           (.92) $          (1.49)
                                            ================  ================
   Common shares outstanding...............        8,948,089        10,709,362
                                            ================  ================

4. Property and equipment

  Property and equipment, net consists of the following:

                                                     December 31,    June 30,
                                                         1998          1999
                                                     ------------  ------------
   Land............................................. $  5,307,754  $  6,197,438
   Towers...........................................  141,755,358   223,172,500
   Buildings and improvements.......................      506,120       589,168
   Vehicles.........................................      442,496       465,681
   Furniture and equipment..........................    1,708,132     4,090,214
   Construction in process..........................    7,736,769    12,338,284
                                                     ------------  ------------
                                                      157,456,629   246,853,285
   Less: Depreciation and amortization..............   (6,510,149)  (14,324,041)
                                                     ------------  ------------
   Property and equipment, net...................... $150,946,480  $232,529,244
                                                     ============  ============

  Construction in process represents costs incurred related to towers which are under development and will be used in the Company's operations.

                      SBA COMMUNICATIONS AND SUBSIDIARIES

5. Costs and estimated earnings on uncompleted contracts

                                                     December 31,    June 30,
                                                         1998          1999
                                                     ------------  ------------
   Costs incurred on uncompleted contracts.......... $ 4,633,768   $  9,941,803
   Estimated earnings...............................   1,357,134      2,546,897
   Billings to date.................................  (5,558,457)   (11,865,020)
                                                     -----------   ------------
                                                     $   432,445   $    623,680
                                                     ===========   ============

  This amount is included in the accompanying balance sheet under the following captions:

                                                      December 31,  June 30,
                                                          1998        1999
                                                      ------------ ----------
   Costs and estimated earnings in excess of
    billing..........................................  $ 598,971   $1,589,307
   Billings in excess of costs and estimated
    earnings.........................................   (166,526)    (965,627)
                                                       ---------   ----------
                                                       $ 432,445   $  623,680
                                                       =========   ==========


6. Current and long term debt

  Current and long term debt consists of the following:

                                                   December 31,    June 30,
                                                       1998          1999
                                                   ------------  ------------
Senior Credit Facility term loan, variable inter-
 est at 8.705% at June 30, 1999 quarterly in-
 stallments based on reduced availability begin-
 ning March 31, 2001, maturing December 31,
 2004............................................           --   $ 25,000,000
Senior Credit Facility revolving loan, variable
 interest at 8.6563% at June 30, 1999 quarterly
 installments based on reduced availability be-
 ginning March 31, 2001, maturing December 31,
 2004............................................           --     10,000,000
Senior 12% discount notes, net of unamortized
 original issue discount of $25,272,175 at June
 30, 1999, unsecured, cash interest payable semi-
 annually in arrears beginning March 1, 2003,
 balloon principal payment of $269,000,000 due at
 maturity on March 1, 2008.......................   165,572,133   175,508,675
Note Payable, principal installments of $4,181
 plus interest at 90 day LIBOR plus 2.25% (7.605%
 at June 30, 1999). Secured by vehicles..........           --        250,879
Bank Credit Agreement............................    17,001,000           --
                                                   ------------  ------------
                                                    182,573,133   210,759,554
  Less: current maturities                          (17,001,000)      (50,176)
                                                   ------------  ------------
Long term debt...................................  $165,572,133  $210,709,378
                                                   ============  ============

7. Stockholders' equity (deficit)

  In April 1999, the Company adopted the 1999 Equity Participation Plan. A total of 2.5 million shares of Class A common stock are reserved for issuance under this plan. In April, 1999, the Company granted options to employees for the purchase of approximately 900,000 shares of Class A common stock at an exercise price of $8.00 per share, which approximated fair market value. The options vest over 32 to 36-month periods commencing December 31, 1999 and ending in April, 2002.

                      SBA COMMUNICATIONS AND SUBSIDIARIES

  On June 21, 1999, the Company completed an initial public offering of its Class A common stock. The Company raised gross proceeds of $90 million, which produced net proceeds after deduction of the underwriting discount and estimated offering expenses of $82.7 million. The Company used approximately $32.8 million of these net proceeds to pay all outstanding dividends on all outstanding shares of the Company's Series A preferred stock and to redeem all shares of the Company's Series B preferred stock. The Company also used $46.0 million to repay all revolving credit loans under the Senior Credit Facility. Remaining proceeds were used for the construction and acquisition of towers and for general working capital purposes. As a result of the initial public offering, all 8,050,000 shares of Series A preferred stock were converted into 8,050,000 shares of Class A common stock and the Company no longer has any shares of preferred stock outstanding.

  On June 21, 1999 the Chief Executive Officer of the Company surrendered 430,736 shares of Class B common stock to fully repay principal and accrued interest on a promissory note issued to the Company in March, 1997. These shares have been retired by the Company.

8. Income taxes

  Income taxes have been provided for based upon the Company's annual effective income tax rate. A reconciliation of the statutory U.S. Federal tax rate (34%) and the effective income tax for the period is as follows:

                                             For the six months ended June 30,
                                             ----------------------------------
                                                   1998              1999
                                             ----------------  ----------------
   Federal income tax....................... $      2,357,716  $      5,311,527
   State income tax.........................          (76,529)         (444,266)
   Foreign tax..............................              --           (243,881)
   Change in valuation allowance............         (947,675)       (4,047,479)
   Other....................................       (1,945,741)              --
                                             ----------------  ----------------
                                             $       (612,229) $        575,901
                                             ================  ================


  The Company has recorded a benefit in the first six months of 1999 as a result of net operating loss carry-backs available. The amount recorded as a benefit represents the entire carry-back amount available. If the Company generates taxable losses in the future, net operating loss carry-forwards will be generated.

9. Earnings per share

  In computing loss per share in accordance with SFAS No. 128, the weighted average number of shares for the basic and diluted loss per share calculations is the same.

  Options to purchase 2,513,607 shares of the Company's common stock, with exercise prices ranging from $.05 to $8.00 per share and expiration dates between 2004 and 2008, were outstanding at June 30, 1999, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive if exercised.

  Also outstanding at June 30, 1999 was a warrant to acquire 402,500 shares of common stock at an exercise price of $3.73 and expiring in 2002. This was also not included in the computation of diluted earnings per share because of the anti-dilutive effect.

                      SBA COMMUNICATIONS AND SUBSIDIARIES

10. Commitments and contingencies

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

11. Segment data

  The Company operates principally in three business segments: site development consulting, site development construction, and site leasing. The Company's reportable segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations. Revenue, operating income, identifiable assets, cash capital expenditures and depreciation and amortization pertaining to the segments in which the Company operates are presented below:

                                           For the six months ended June 30,
                                           ------------------------------------
                                                  1998              1999
                                           ------------------  ----------------
   Revenue:
   Site development -- consulting........    $     17,653,933  $      8,060,191
   Site development -- construction......           6,004,482        14,161,953
   Site leasing..........................           4,804,251        10,899,429
                                             ----------------  ----------------
                                             $     28,462,666  $     33,121,573
                                             ================  ================
   Gross Profit:
   Site development -- consulting........    $      3,641,126  $      2,460,426
   Site development -- construction......           2,046,617         3,128,957
   Site leasing..........................           1,684,693         5,744,906
                                             ----------------  ----------------
                                             $      7,372,436  $     11,334,289
                                             ================  ================
   Capital expenditures:
   Site development -- construction......    $         98,169  $      4,635,339
   Site leasing..........................          60,725,374        86,663,599
   Capital expenditures not identified by
    segment..............................             629,276           252,559
                                             ----------------  ----------------
                                             $     61,452,819  $     91,551,497
                                             ================  ================
                                                 As of             As of
                                           December 31, 1998   June 30, 1999
                                           ------------------  ----------------
   Assets:
   Site development -- consulting........    $     14,516,752  $     17,851,228
   Site development -- construction......           9,690,197        28,440,971
   Site leasing..........................         173,075,271       229,836,656
   Assets not identified by segment......          17,291,106        16,369,360
                                             ----------------  ----------------
                                             $    214,573,326  $    292,498,215
                                             ================  ================

12. Subsequent events

  On July 19, 1999, the managing underwriters of the Company's initial public offering exercised and closed on their right to purchase an additional 1,300,000 shares of the Company's Class A common stock. The Company received net proceeds of approximately $10.9 million from the sales of shares, which were sold at the initial public offering price of $9.00 per share.

                      SBA COMMUNICATIONS AND SUBSIDIARIES

13. Pro forma data

  As discussed in Note 7, in June 1999, the Company completed an initial public offering of 10.0 million shares of its Class A Common Stock resulting in net proceeds of approximately $82.7 million. In addition, the Company used approximately $32.8 million of the net proceeds to pay all outstanding dividends on all outstanding shares of the Company's Series A preferred stock and to redeem all shares of the Company's Series B preferred stock.

  As a result of the initial public offering, all 8,050,000 shares of Series A preferred stock were converted into 8,050,000 shares of Class A common stock and the Company no longer has any shares of preferred stock outstanding.

  Additionally, as a result of the initial public offering, the Chief Executive Officer surrendered 430,736 shares of Class B common stock to fully repay principal and accrued interest on a promissory note issued to the Company in March, 1997.

  The following unaudited pro forma consolidated financial data has been prepared assuming the initial public offering, the conversion/redemption of the Series A preferred stock, and the repayment of the shareholder note had occurred as of the beginning of each period presented. The following pro forma data does not include the effect of the "Com-Net" acquisition discussed in Footnote 3.

                                                            Six Months
                                                          ended June 30,
                                                     -------------------------
                                                        1998          1999
                                                     -----------  ------------
   Pro Forma Statement of Operations Data:
   Operating loss................................... $(2,906,964) $ (4,268,175)
   Net loss.........................................  (7,512,648)  (17,127,764)
   Preferred stock dividends........................         --      2,078,903
                                                     -----------  ------------
   Net loss available to common shareholders........ $(7,512,648) $(15,048,861)
                                                     ===========  ============
   Basic and diluted loss per share................. $      (.28) $       (.54)
                                                     ===========  ============
   Weighted average shares outstanding..............  26,613,790    27,693,634
                                                     ===========  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis reflects only changes from information previously presented for the 1998 fiscal year. Financial information relating to the June 30, 1998 and June 30, 1999 three and six month periods is unaudited. This interim discussion and analysis should be read in conjunction with our 1998 audited financial statements, notes thereto and management's discussion and analysis of financial condition and results of operations.

  Additionally, the following discussion includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and 21E of the Exchange Act. This discussion contains statements concerning projections, plans, objective, future events or performance and underlying assumptions and other statements which are other than statements of historical fact. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause our actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by us. Such factors include (i) substantial capital requirements and leverage principally as a consequence of our ongoing acquisition and construction activities, (ii) dependence on demand for wireless communications, and (iii) the success of our new tower construction program. The following discussion should be read in conjunction with the "Risk Factors" section of our Form 10-K filed with the SEC on March 31, 1999 and Form S-1 initially filed with the SEC on April 19, 1999, and as subsequently amended.

  We are a leading independent owner and operator of wireless communications infrastructure in the United States. Our strategy is to utilize our historical leadership position in the site development business, a project revenue business, and to expand our ownership and leasing of communication towers, a recurring revenue business. We are transitioning our revenue stream from project driven revenues to recurring revenues through the leasing of antennae space at or on communications facilities.

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

  As a result of these trends and the shift in focus of our business, our earnings and EBITDA declined in 1998 from the prior periods and capital expenditures increased sharply as we accumulated towers. We expect capital expenditures to increase even more in 1999 as compared to 1998. In addition, we anticipate that our operating expenses will remain at or above 1998 levels as we continue to construct and acquire tower assets.

  We derive our revenues from two businesses-site development and site leasing. Our site development business consists of site development consulting and site development construction. We provide site development services, both consulting and construction, on a contract basis which is usually customer and project specific. We generally charge for site development services on either a time and materials basis or a fixed price basis. The majority of these services are performed on a fixed fee basis. We also provide site leasing services on a contract basis. Revenue from our site development business may fluctuate from period to period depending on construction activities, which are a function of our clients' build-out schedules, weather and other factors. Our antennae site leases are typically long-term agreements with renewal periods. Leases are generally paid on a monthly basis. Because of the low variable operating costs of the site leasing business, additional tenants on a tower generate disproportionately larger increases in tower cash flow.

  We are in the process of acquiring and constructing towers to be owned by us and leased to wireless service providers. We intend to continue to make strategic acquisitions in the fragmented and rapidly consolidating tower owner and operator industry. Of the 770 towers we owned as of June 30, 1999, 505 were new builds. At that date we had non-binding mandates to build over 350 additional towers under build-to-suit programs (the majority of which we expect will result in binding anchor tenant lease agreements). We believe we have one of the largest number of non-binding build-to-suit mandates from wireless service providers in the industry. In addition, we are currently actively negotiating to acquire additional towers. At June 30, 1999, we had letters of intent or definitive agreements to acquire 80 additional towers in a number of separate transactions for an aggregate purchase price of approximately $22.1 million. We cannot assure you that we will be able to close these transactions, or identify towers or tower companies to acquire in the future.

  On April 30, 1999, we acquired Com-Net Construction Services, Inc. ("Com-Net"). Com-Net provides turnkey construction services of towers and terminal switches primarily throughout the mid-western, eastern and western United States and for the year ended December 31, 1998 had construction revenues of over $20 million. We issued 780,000 shares of our Class A common stock to the shareholders of Com-Net, of which 480,000 shares have been pledged back to us and are subject to forfeiture if certain 1999 earnings targets are not achieved by the acquired company. In addition, the shareholders of Com-Net may receive up to $2.5 million in cash and 320,000 additional shares of Class A common stock if certain 1999 earnings targets are met by the acquired company, and up to an additional 400,000 shares of Class A common stock if certain 2000 earnings targets are met.

  On the same date we acquired an affiliate of Com-Net, Com-Net Development Group, LLC ("Development Group"). Development Group owns 18 completed or substantially completed towers in Texas, Ohio and Tennessee and over 30 sites in various stages of development under build-to-suit programs. We paid $1.0 million in cash and assumed debt of approximately $2.5 million dollars for Development Group.

Results of Operations

  As we continue our transition into site leasing, operating results in prior periods may not be meaningful predictors of future prospects. You should be aware of the dramatic changes in the nature and scope of our business when reviewing the ensuing discussion of comparative historical results. We expect that the acquisitions consummated to date and any future acquisitions, as well as our new tower builds, will have a material impact on future revenues, expenses and net income. In particular depreciation and amortization and net interest expense increased significantly in the period ended June 30, 1999 over the year earlier period, and are expected to continue to increase significantly in future periods. We believe that our construction programs will have a material effect on future operation, which effect will probably be negative until such time, if ever, as the newly constructed towers attain higher levels of tenant use.

 Second Quarter of 1999 Compared to Second Quarter of 1998

  Total revenues increased 40.9% to $19.4 million for the second quarter of 1999 from $13.8 million for the second quarter of 1998. We derive our revenues from two businesses-site development and site leasing. Our site development business consists of site development consulting and site development construction. Site development revenue increased 22.6% to $13.6 million in the second quarter of 1999 from $11.1 million in the second quarter of 1998 due to an increase in site development construction revenue, which more than offset a decrease in site development consulting revenue. Site development consulting revenue decreased 47.8% to $4.1 million for the second quarter of 1999 from $7.9 million for the second quarter of 1998, due primarily to the decreased demand for site acquisition and zoning services from PCS licensees, as well as the continued acceptance by wireless carriers of outsourced communication site infrastructure through build-to-suit programs. Site development construction revenue increased 196.7% to $9.5 million for the second quarter of 1999 from $3.2 million for the second quarter of 1998, due primarily to the acquisition of Com-Net on April 30, 1999, as well as the expanded activities of our CSSI construction company subsidiary. Site leasing revenue increased 117.6% to $5.8 million for the second quarter of 1999 from $2.6 million for the second quarter of 1998, due to the substantially greater number of towers in our portfolio during the second quarter of 1999 compared to the second quarter of 1998 and new tenant leases added to our towers.

  Total cost of revenue increased 20.7% to $12.8 million for the second quarter of 1999 from $10.6 million for the second quarter of 1998. Site development cost of revenue increased 11.4% to $10.0 million in the second quarter of 1999 from $9.0 million in the second quarter of 1998 due to the decrease in the cost of site development consulting revenue, which was offset by an increase in the cost of site development construction revenue. Site development consulting cost of revenue decreased 62.1% to $2.6 million for second quarter 1999 from $6.8 million for second quarter 1998 due primarily to lower revenue. Site development construction cost of revenue increased to $7.4 million for second quarter 1999 from $2.2 million for the second quarter of 1998, due primarily to increased revenues which were attributable to the acquisition of Com-Net. Site leasing cost of revenue increased 72.2% to $2.8 million for the second quarter of 1999 from $1.6 million for the second quarter of 1998, due primarily to the increased number of towers owned resulting in an increased amount of lease payments to site owners.

  Gross profit increased 108.2% to $6.6 million for the second quarter of 1999 from $3.2 million for the second quarter of 1998, due to increased site leasing and site development gross profits. Gross profit from site development increased 69.5% to $3.6 million in the second quarter of 1999 from $2.1 million in the second quarter of 1998 due to increases in both site development consulting gross profit and site development construction gross profit. Site development consulting gross profit increased primarily due to increased profit margins in the second quarter of 1999, which more than offset the decline in revenues. Gross profit from site development construction increased to $2.1 million in the second quarter of 1999 from $1.0 million in the second quarter of 1998. Gross profit margin on site development construction dropped in second quarter 1999 to 22% from 31% in the second quarter of 1998, reflecting the integration of Com-Net, which has historically had gross profit margins in the 15% to 20% range, and the use by CSSI of more subcontract labor required by greater levels of activity. Gross profit for the site leasing business increased 188.6% to $3.0 million in the second quarter of 1999 from $1.0 million in the second quarter of 1998, and site leasing gross profit margin improved to 52% in the second quarter of 1999 from 39% in the second quarter of 1998. The increased gross profit and improved margin were both due to the substantially greater number of towers owned in the second quarter 1999 period and the lease-up of our towers with additional tenants. As a percentage of total revenues, gross profit increased to 34% of total revenues in the second quarter of 1999 from 23% in the second quarter of 1998 due to higher margins in site development and site leasing gross profit.

  Selling, general and administrative expenses remained constant at $4.9 million for the second quarter of 1999 and the second quarter of 1998. As a percentage of total revenues, selling, general and administrative expenses decreased to 25% for the second quarter of 1999 from 35% in the second quarter of 1998.

  Depreciation and amortization increased to $3.5 million for the second quarter of 1999 as compared to $1.0 million for the second quarter of 1998. This increase is directly related to the increased amount of fixed assets (primarily towers) we owned in the second quarter of 1999 as compared to the second quarter of 1998.

  Operating loss decreased to $1.8 million for the second quarter of 1999 from $2.7 million for the second quarter of 1998 as a result of the increased revenue and gross profit margins in the second quarter of 1999. Other income (expense) increased to ($6.7) million for second quarter 1999 from ($2.9) million for second quarter of 1998. This increase resulted primarily from much greater interest income earned from the proceeds of the Senior Discount Notes in the 1998 quarter. Net loss was ($8.7) million for the second quarter of 1999 as compared to net loss of $6.1 million for the second quarter of 1998.

  Basic and diluted loss per common share decreased to ($.64) for the second quarter of 1999 from ($.82) for the second quarter of 1998. This decrease was attributable to an increased weighted average number of shares as well as the effect of the preferred stock redemption on dividends for the quarter.

 First Half of 1999 Compared to First Half of 1998

  Total revenues increased 16.4% to $33.1 million for the first half of 1999 from $28.5 million for the first half of 1998. Site development revenue decreased 6.1% to $22.2 million in the first half of 1999 from $23.7 million in the first half of 1998 due to a decline in site development consulting revenue, which was partially offset by an increase in site development construction revenue. Site development consulting revenue decreased 54.3% to $8.1 million for the first half of 1999 from $17.7 million for the first half of 1998, due primarily to the decreased demand for site acquisition and zoning services from PCS licensees, as well as the increasing acceptance by wireless carriers of outsourced communication site infrastructure through build-to-suit programs. Site development construction revenue increased 135.9% to $14.2 million for the first half of 1999 from $6.0 million for 1998, due primarily to the acquisition of Com-Net on April 30, 1999 as well as the expanded activities of our CSSI construction company subsidiary. Site leasing revenue increased 126.9% to $10.9 million for the first half of 1999 from $4.8 million for the first half of 1998, due primarily to the substantially greater number of towers in our portfolio during the first half of 1999 compared to the first half of 1998.

  Total cost of revenue increased 3.3% to $21.8 million for the first half of 1999 from $21.1 million for the first half of 1998. Site development cost of revenue decreased 7.4% to $16.6 million in the first half of 1999 from $18.0 million in the first half of 1998 due to the decrease in the cost of site development consulting revenue, which was partially offset by an increase in the cost of site development construction revenue. Site development consulting cost of revenue decreased 60.0% to $5.6 million for the first half of 1999 from $14.0 million for the first half of 1998 due primarily to lower revenue. Site development construction cost of revenue increased to $11.0 million for the first half of 1999 from $4.0 million for the first half of 1998, due primarily to the acquisition of Com-Net as well as increased revenues from CSSI. Site leasing cost of revenue increased 65.2% to $5.2 million for the first half of 1999 from $3.1 million for the first half of 1998, due primarily to the increased number of towers owned resulting in an increased amount of lease payments to site owners.

  Gross profit increased 53.7% to $11.3 million for the first half of 1999 from $7.4 million for the first half of 1998, due to increased site leasing revenue and higher margins associated with the site leasing revenue which was offset by a decrease in gross profit in site development. Gross profit from site development decreased 1.7% to $5.6 million in the first half of 1999 from $5.7 million in the first half of 1998 due to lower site development consulting gross profit which more than offset increased site development construction gross profit. Site development consulting gross profit declined primarily due to decreased revenue. Gross profit margin on site development consulting increased in the first half of 1999 to 30.5% from 20.6% in the first half of the 1998 period. Gross profit margin on site development construction dropped in the first half of 1999 to 22.1% from 34.1% in the first half of 1998, reflecting the integration of Com-Net which has historically had gross profit margins in the 15%-20% range and the use by CSSI of more subcontract labor required by greater levels of activity. Gross profit for the site leasing business increased 241.0% to $5.7 million in the first half of 1999 from $1.7 million in the first half of the 1998 period, and site leasing gross profit margin improved to 52.7% in the first half of 1999 from 35.1% in the first half of 1998. The increased gross profit and improved margin were both due to the substantially greater number of towers owned in the first half of the 1999 period and the lease-up of our towers with additional tenants. As a percentage of total revenues, gross profit increased to 34.2% of total revenues in first half of 1999 from 25.9% in the first half of 1998 due primarily to increased levels of higher margin site leasing gross profit.

  Selling, general and administrative expenses remained relatively constant at $8.9 million for the first half of 1999 and $8.8 million for the first half of 1998. As a percentage of total revenues, selling, general and administrative expenses decreased to 27.0% for the first half of 1999 from 30.9% in the first half of 1998.

  Depreciation and amortization increased to $6.7 million for the first half of 1999 as compared to $1.5 million for the first half of 1998. This increase is directly related to the increased amount of fixed assets (primarily towers) we owned in the first half of 1999 as compared to the first half of 1998.

  Operating loss increased to $(4.3) million for the first half in 1999 from $(2.9) million for the first half of 1998 as a result of the increased depreciation and amortization expenses in the first half of 1999, which offset higher gross profit. Other income (expense) increased to $(12.2) million for the first half of 1999 from $(4.0) million for the first half of 1998. This increase resulted primarily from the non-cash amortization of original issue discount associated with the Senior Discount Notes. Net loss was $(17.1) million for the first half of 1999 as compared to net loss of $(7.5) million for the first half of 1998.

  Basic and diluted loss per common share increased to ($1.60) for the first half of 1999 from (1.06) for the first half of 1998. This increase was attributable to increased net interest expense, non-cash amortization of original issue discount on the Senior Discount Notes, and extraordinary item offset by a benefit for income taxes. The weighted average number of shares also increased in the first half of 1999 as compared to the first half of 1998. On a pro forma basis, basic and diluted loss per common share increased to ($.54) for the first half of 1999 from ($.28) for the first half of 1998.

Liquidity and Capital Resources

  SBA Communications Corporation is a holding company with no business operations of its own. It's only significant asset is the outstanding capital stock of its subsidiaries. It conducts all its business operations through its subsidiaries. Accordingly, it's only source of cash to pay its obligations is distributions with respect to its ownership interest in its subsidiaries from the net earnings and cash flow generated by such subsidiaries. Even if we decided to pay a dividend on or make a distribution in respect of the capital stock of its subsidiaries, there can be no assurance that our subsidiaries will generate sufficient cash flow to pay such a dividend or distribute such funds.

  Net cash provided by operations during 1999 was $8.1 million compared to $5.8 million in 1998. Net cash used in investing activities for 1999 was $91.6 million compared to $61.5 million for 1998. This increase is attributable to a higher level of tower acquisition and new build activity in 1999 versus 1998. Net cash provided from financing activities for 1999 was $61.7 million compared to $134.2 million for 1998. The 1999 amount includes the proceeds from our initial public offering of Class A common stock, while the 1998 amount includes the proceeds of the Senior Discount Notes.

  Our balance sheet reflected negative working capital of $(3.4) million as of June 30, 1999, as compared to positive working capital of $8.1 million as of December 31, 1998.

  In February 1999, we entered into a new Senior Credit Facility through our Telecommunications subsidiary with a group of lenders. This new $175 million credit facility, which replaced our prior $55 million credit facility, consists of a $25 million term loan and a $150 million revolving line of credit. The term loan was fully funded at closing. Availability under the new facility is determined by a number of factors including number of towers built by us with anchor tenants on the date of completion, the financial performance of our other towers, site development and construction segments, as well as by other financial covenants, financial ratios and other conditions. The new credit facility, pursuant to a schedule, matures December 31, 2004 and amortization and reduced availability begins March 31, 2001. Borrowings under the new facility will bear interest at the EURO rate plus a margin ranging from 2.25% to 3.50% (determined by a leverage ratio) or a "base rate" (as defined in the New Facility) plus a margin ranging from 1.25% to 2.50% (determined by a leverage ratio). The new credit facility is secured by substantially all of the assets of Telecommunications and its direct and indirect subsidiaries, requires Telecommunications to maintain certain financial covenants and places restriction on, among other things, the incurrence of debt and liens, disposition of assets, transactions with affiliates and certain investments. Deferred financing fees related to obtaining the new Senior Credit Facility were approximately $3.9 million. Additionally, on March 8, 1999, after receiving the requisite consents from the holders of our Senior Discount Notes (the "Notes"), we amended the indenture governing the Notes to increase one of the categories of indebtedness from $125 million to $175 million. In connection therewith, we paid $2.1 million to the holders of the Notes. The amount is also reflected in deferred financing fees. As of June 30, 1999 we had approximately $101 million of total availability under the Senior Credit Facility, of which $35 million had been borrowed.

  On June 21, 1999 the Company completed an initial public offering of 10.0 million shares of Class A common stock, which number was later increased to
11.3 million by the exercise of an over allotment granted by the Company to the underwriters. The Company originally raised $90 million, which produced net proceeds after deduction of the underwriting discount and estimated offering expenses of $82.7 million. The exercise of the over-allotment raised an additional $11.7 million and produced net proceeds after deduction of the underwriting discount of $10.9 million. The Company used approximately $32.8 million of these net proceeds to pay all outstanding dividends on all outstanding shares of the Company's Series A preferred stock and to redeem all shares of the Company's Series B preferred stock. The Company also used $46.0 million to repay all revolving credit loans under the Senior Credit Facility. Remaining proceeds were used for the construction and acquisition of towers, and for general working capital purposes. As a result of our initial public offering, all 8,050,000 shares of Series A preferred stock were converted into 8,050,000 shares of Class A common stock and we no longer have any shares of preferred stock outstanding.

  In the event that the business acquired in the Com-Net acquisition achieves certain EBITDA targets in 1999 and 2000, we may be obligated to issue up to 720,000 additional shares of Class A common stock and to pay up to $2.5 million to the former shareholder of Com-Net.

  We currently estimate that we will make at least $90 million of capital expenditures during the remainder of 1999 for the construction and acquisition of communication sites, primarily towers, and the contingent purchase price payment related to the acquisition of Com-Net. We expect to use cash from operations together with proceeds from the initial public offering and availability under our Senior Credit Facility to fund these capital expenditures. However, the exact amount of our future capital expenditures will depend on a number of factors. In 1999, we currently anticipate building a significant number of towers for which we have non-binding mandates pursuant to our build-to-suit program. We also intend to continue to explore opportunities to acquire additional towers, tower companies and/or related businesses. Our capital expenditures in 1999 will depend in part upon acquisition opportunities that become available during the period, the needs of our primary build-to-suit customers and the availability to us of additional debt or equity capital on acceptable terms. We currently plan for capital expenditures at the same or higher levels in 2000. These planned capital expenditures will exhaust our availability under our Senior Credit Facility sometime in the first six months of 2000 and perhaps sooner, depending on our level of cash capital expenditures over the twelve months ended June 30, 2000. In the event that the borrowings under the Senior Credit Facility have otherwise been used when an acquisition or construction opportunity arises, we would be required to seek additional debt or equity financing. We cannot assure you that any such financing will be available on commercially reasonable terms or at all or that any additional debt financing would be permitted by the terms of our existing indebtedness.

  Our ability to make scheduled payments of principal of, or to pay interest on, our debt obligations, and our ability to refinance any such debt obligations, or to fund planned capital expenditures, will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business strategy contemplates substantial capital expenditures in connection with our planned tower build-out and acquisitions. Based on our current operations and anticipated revenue growth, we believe that, if our business strategy is successful, cash flow from operations, the proceeds of the initial public offering, and available borrowings under the Senior Credit Facility will be sufficient to fund the our anticipated capital expenditures in fiscal 1999. Thereafter, however, or in the event we exceed our currently anticipated capital expenditures for 1999, we anticipate that we will need to seek additional equity or debt financing to fund our business plan. Failure to obtain any such financing could require us to significantly reduce our planned capital expenditures and scale back the scope of our tower build-out or acquisitions, either of which could have a material adverse effect on our projected financial condition or results of operations. In addition we may need to refinance all or a portion of our indebtedness (including the Notes and/or the senior credit facility) on or prior to its scheduled maturity. We cannot assure you that we will generate sufficient cash flow from operations in the future, that anticipated revenue growth will be realized or that future borrowings or equity contributions will be available in amounts sufficient to service our indebtedness and make anticipated capital expenditures. In addition, we cannot assure you that we will be able to effect any required refinancing of our indebtedness (including the Notes) on commercially reasonable terms or at all.

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

 Senior Discount Note Disclosure Requirements

  The indenture governing our 12% Senior Discount Notes due 2008 require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries and the disclosure to be made of Tower Cash Flow, as defined in the indenture, for the most recent fiscal quarter and Adjusted Consolidated Cash Flow, as defined in the indenture, for the most recently completed four-quarter period. As of June 30, 1999, we had no unrestricted subsidiaries. Tower Cash Flow, as defined in the indenture, for the quarter ended June 30, 1999 was $1.6 million. Adjusted Consolidated Cash Flow for the year ended June 30, 1999 was $4.5 million.

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

  The following table presents the future principle payment obligations and weighted average interest rates associated with our existing long-term debt instruments assuming our actual level of long-term debt indebtedness:

                          1999  2000    2001      2002      2003    Thereafter
                          ---- ------ --------- --------- --------- -----------
Liabilities:
 Long-term debt
  $269,000,000 Fixed rate
  (12.0%)................ --      --        --        --        --  175,508,675
 Term Loan
  Variable rate (8.705%
  at June 30, 1999)...... --      --  2,500,000 2,500,000 7,500,000  12,500,000
 Revolving Loan
  Variable rate (8.6563%
  at June 30, 1999)...... --      --  1,000,000 2,000,000 3,000,000   4,000,000
 Note Payable
  Variable rate (7.605%
  at June 30, 1999)...... --   25,088    50,176    50,176    50,176      25,087

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