Form 10-Q
period 1999-09-30
SBA COMMUNICATIONS CORP
filed 1999-11-15
CIK 1034054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1999

                                       OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES
      EXCHANGE ACT OF 1934.

              For the transition period from          to

                       Commission file number 333-50219
                                              ---------


                        SBA COMMUNICATIONS CORPORATION
                        ------------------------------
            (Exact name of registrant as specified in its charter)




             Florida                                    65-0716501
--------------------------------------------------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)



One Town Center Road, Boca Raton, Florida                 33486
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)


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

                               Yes   X   No
                                   -----    -----

       Number of shares of common stock outstanding at November 12, 1999
                    Class A Common Stock - 21,101,647
                    Class B Common Stock - 7,644,264 shares

                                    1 of 22

                        SBA COMMUNICATIONS CORPORATION


                                     INDEX


                                                                                                   Page
                                                                                                   ----
PART I  -  FINANCIAL INFORMATION

    Item 1.   Financial Statements
        Consolidated Balance Sheets as of December 31, 1998 and September 30, 1999...................4
        Consolidated Statements of Operations for the three and nine months ended
            September 30, 1998 and 1999..............................................................5
        Consolidated Statements of Shareholders' Equity (Deficit) for the nine months ended
            September 30, 1999.......................................................................6
        Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1999.................................................................................7-8
         Condensed Notes to Consolidated Financial Statements........................................9

    Item 2.   Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................13

    Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................20

  PART II - OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K........................................................21

SIGNATURES...........................................................................................22

                                    2 of 22

                        SBA COMMUNICATIONS CORPORATION


                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
          --------------------

The following consolidated financial statements of SBA Communications Corporation, a Florida corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim period reported have been made. Results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.

                                    3 of 22

                         SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                           (unaudited)

                                                                             December 31, 1998     September 30, 1999
                                                                             -----------------     ------------------
                                       ASSETS
Current assets:
         Cash and cash equivalents, includes interest bearing amounts
            of $26,227,973 and $1,248,133 in 1998 and 1999                          $ 26,743,270         $  2,704,694
         Accounts receivable, net of allowances of $436,671
            and $720,298 in 1998 and 1999                                             12,512,574           20,597,636
         Prepaid and other current assets                                              5,981,134            6,519,051
         Costs and estimated earnings in excess of billings on
            uncompleted contracts                                                        598,971            2,523,426
                                                                                    ------------         ------------
                       Total current assets                                           45,835,949           32,344,807
                                                                                    ------------         ------------

         Property and equipment, net                                                 150,946,480          284,508,667
         Intangible assets, net                                                        6,932,486           16,154,409
         Note receivable-stockholder                                                   3,784,768                    -
         Other assets                                                                  7,073,643           14,175,657
                                                                                    ------------         ------------
                       Total assets                                                 $214,573,326         $347,183,540
                                                                                    ============         ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
         Accounts payable                                                           $ 14,447,384         $ 28,841,840
         Accrued expenses                                                              2,247,282            5,245,608
         Accrued salaries and payroll taxes                                            1,841,392            2,084,336
         Notes payable                                                                17,001,000               50,176
         Billings in excess of costs and estimated earnings
            on uncompleted contracts                                                     166,526            1,293,806
         Other current liabilities                                                     2,049,058            3,150,442
                                                                                    ------------         ------------
                       Total current liabilities                                      37,752,642           40,666,208
                                                                                    ------------         ------------

Other liabilities:
         Senior discount notes payable                                               165,572,133          180,673,810
         Notes payable                                                                         -           75,188,160
         Deferred tax liabilities                                                      3,370,439            3,173,745
         Other long-term liabilities                                                     415,201              710,094
                                                                                    ------------         ------------
                       Total long-term liabilities                                   169,357,773          259,745,809
                                                                                    ------------         ------------

Commitments and contingencies (see Note10)

Redeemable preferred stock (30,000,000 shares authorized, 8,050,000 shares            33,558,333                    -
         issued and outstanding in 1998, none outstanding in 1999)

Shareholders' equity (deficit):
         Common stock:
         Class A (100,000,000 shares authorized) 880,922 and 21,101,614
           shares issued and outstanding in 1998 and 1999, respectively                    8,809              211,016
         Class B (8,100,000 shares authorized) 8,075,000 and 7,644,264 shares
           issued and outstanding in 1998 and 1999, respectively                          80,750               76,443
         Additional paid in capital                                                      716,131           97,728,766
         Accumulated deficit                                                         (26,901,112)         (51,244,702)
                                                                                    ------------         ------------
                       Total shareholders' equity (deficit)                          (26,095,422)          46,771,523
                                                                                    ------------         ------------

                       Total liabilities and shareholders' equity (deficit)         $214,573,326         $347,183,540
                                                                                    ============         ============

  The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets

                                    4 of 22


                         SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                         -----------------------------------------------
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                              -------------------------------------
                                           (unaudited)

                                                                         For the three months               For the nine months
                                                                         ended September 30,                ended September 30,
                                                                     ---------------------------       ----------------------------
                                                                       1998             1999               1998            1999
                                                                       -----            ----               ----            ----
Revenues:
   Site development revenue                                          $ 9,965,367    $ 17,500,989      $ 33,623,782     $ 39,723,133
   Site leasing revenue                                                3,327,964       7,110,004         8,132,215       18,009,433
                                                                     -----------     -----------      ------------     ------------
          Total revenues                                              13,293,331      24,610,993        41,755,997       57,732,566
                                                                     -----------     -----------      ------------     ------------

Cost of revenues (exclusive of depreciation shown below)
   Cost of site development revenue                                    8,044,084      13,689,711        26,014,756       30,322,472
   Cost of site leasing revenue                                        1,919,516       3,238,123         5,039,074        8,392,646
                                                                     -----------     -----------       -----------     ------------
         Total cost of revenues                                        9,963,600      16,927,834        31,053,830       38,715,118
                                                                     -----------     -----------       -----------     ------------

         Gross profit                                                  3,329,731       7,683,159        10,702,167       19,017,448

Operating expenses:
   Selling, general and administrative                                 4,325,787       4,781,248        13,127,718       13,714,319
   Depreciation and amortization                                       1,326,467       4,313,319         2,803,936       10,982,712
                                                                     -----------     -----------       -----------     ------------
         Total operating expenses                                      5,652,254       9,094,567        15,931,654       24,697,031
                                                                     -----------     -----------       -----------     ------------

         Operating loss                                              (2,322,523)     (1,411,408)       (5,229,487)      (5,679,583)

Other income (expense):
   Interest income                                                     1,070,610         160,242         3,374,091          766,907
   Interest expense                                                            -     (1,013,398)                 -      (3,239,717)
   Non-cash amoritization of original issue discount and
     debt issue costs                                                (4,480,304)     (5,552,718)      (10,811,279)     (16,205,675)
   Other                                                                       -           4,499                 -           28,026
                                                                     -----------     -----------       -----------     ------------
         Total other income (expense)                                (3,409,694)     (6,401,375)       (7,437,188)     (18,650,459)
                                                                     -----------     -----------       -----------     ------------

         Loss before provision for income taxes and
              extraordinary item                                     (5,732,217)     (7,812,783)      (12,666,675)     (24,330,042)

(Provision) benefit for income taxes                                     612,229       (172,898)                 -          403,003
                                                                     -----------     -----------       -----------     ------------

         Net loss before extraordinary item                          (5,119,988)     (7,985,681)      (12,666,675)     (23,927,039)

Extraordinary item, write-off of deferred financing fees                       -               -                 -      (1,149,954)
                                                                     -----------     -----------       -----------     ------------

         Net loss                                                    (5,119,988)     (7,985,681)      (12,666,675)     (25,076,993)

Dividends on preferred stock                                           (712,500)               -       (1,862,500)          733,403
                                                                     -----------     -----------       -----------     ------------

         Net loss to common shareholders                            $(5,832,488)    $(7,985,681)     $(14,529,175)    $(24,343,590)
                                                                    ============    ============     =============    =============

Basic and diluted loss per common share before
   extraordinary item                                               $      (.66)     $     (.28)       $    (1.73)     $     (1.42)
Extraordinary item                                                             -               -                 -            (.07)
                                                                    ------------     -----------       -----------     ------------
Basic and diluted loss per common share                             $      (.66)     $     (.28)       $    (1.73)     $     (1.49)
                                                                    ============     ===========       ===========     ============

Basic and diluted weighted average number of shares
   of common stock                                                     8,877,738      28,450,537         8,407,238       16,348,073
                                                                    ============     ===========       ===========     ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                                    5 of 22

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
            ---------------------------------------------------------
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                  --------------------------------------------
                                   (unaudited)


                                                            Common Stock
                                             -------------------------------------------     Additional   Retained
                                                   Class A                  Class B            Paid In    Earnings
                                             -------------------------------------------
                                             Number       Amount      Number      Amount       Capital    (Deficit)        Total
                                             ------       ------      ------      ------       -------    ---------        -----
BALANCE, December 31, 1998                    880,922    $  8,809    8,075,000    $80,750     $ 716,131  $(26,901,112) $(26,095,422)


   Initial public offering of common       10,000,000     100,000            -          -    82,660,994             -    82,760,994
   stock, net of issuance costs


   Exercise of over-allotment, net of       1,300,000      13,000            -          -    10,868,000             -    10,881,000
   issuance costs

   Non-cash compensation adjustment                 -           -            -          -       186,646             -       186,646

   Preferred stock dividends                        -           -            -          -             -    (1,345,500)   (1,345,500)


   Preferred stock conversion/redemption    8,050,000      80,500            -          -       (80,500)    2,078,903     2,078,903


   Repayment of shareholder loan                    -           -     (430,736)    (4,307)   (3,872,319)            -    (3,876,626)


   Issuance of common stock in                780,000       7,800            -          -     7,012,200             -     7,020,000
   connection with acquisition of Com-Net

   Exercise of employee stock options          90,692         907            -          -       237,614             -       238,521

   Net loss                                         -           -            -          -             -   (25,076,993)  (25,076,993)

                                           ----------    --------    ---------    -------   -----------  ------------   -----------
BALANCE, September 30, 1999                21,101,614    $211,016    7,644,264    $76,443   $97,728,766  $(51,244,702)  $46,771,523
                                           ==========    ========    =========    =======   ===========  ============   ===========


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                    6 of 22

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

                                                                                         For the nine months ended September 30,
                                                                                         --------------------------------------
                                                                                                 1998              1999
                                                                                                 ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                               $(12,666,675)       $  (25,076,993)
   Adjustments to reconcile net loss to net cash provided by
     operating activities-
   Depreciation and amortization                                                              2,803,936           10,982,712
   Provision for doubtful accounts                                                              312,876              439,522
   Non-cash compensation expense                                                                144,375              186,646
   Non-cash amortization of original issue discount and debt issue costs                     10,993,874           16,205,675
   Interest on shareholder note                                                                (166,200)             (91,858)
   Write-off of deferred financing fees                                                               -            1,149,954
   Changes in operating assets and liabilities:
     (Increase) decrease in-
         Accounts receivable                                                                    770,150           (2,003,863)
         Prepaid and other current assets                                                    (2,190,984)             341,228
         Costs and estimated earnings in excess of
              billings on uncompleted contracts                                                (253,940)          (1,056,649)
         Other assets                                                                          (389,085)          (2,777,928)
         Intangible assets                                                                     (118,000)                   -
     Increase (decrease) in-
         Accounts payable                                                                    15,069,059           10,500,346
         Accrued expenses                                                                        77,235            2,317,430
         Accrued salaries and payroll taxes                                                      88,067              155,246
         Other liabilities                                                                    1,121,066             (384,687)
         Deferred tax liabilities                                                                     -             (220,931)
         Other long-term liabilities                                                            451,221              294,893
         Billings in excess of costs and estimated earnings on uncompleted contracts            374,997              501,961
                                                                                          -------------         ------------
         Total adjustments                                                                   29,088,647           36,539,697
                                                                                          -------------         ------------
         Net cash provided by operating activities                                           16,421,972           11,462,704
                                                                                          -------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for Com-Net acquisition                                                                  -           (7,914,634)
   Tower and other capital expenditures                                                    (103,560,718)        (140,058,514)
                                                                                          -------------         ------------
         Net cash used in investing activities                                             (103,560,718)        (147,973,148)
                                                                                          -------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from senior discount notes payable                                          150,236,500                    -
   Proceeds from notes payable                                                               12,486,767          121,000,000
   Repayment of notes payable                                                               (22,669,821)         (63,013,543)
   Increase in notes receivable                                                                (450,000)                   -
   Proceeds of public offerings, net of issuance costs                                                -           93,641,994
   Issuance of common stock                                                                      75,229                    -
   Exercise of stock options                                                                     45,075              238,521
   Preferred stock redemption                                                                         -          (32,824,930)
   Deferred financing fees                                                                   (6,196,922)          (6,570,174)
                                                                                          -------------         ------------
         Net cash provided by financing activities                                          133,526,828          112,471,868
                                                                                          -------------         ------------
         Net increase (decrease) in cash and cash equivalents                                46,388,082          (24,038,576)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                        6,109,418           26,743,270
                                                                                          -------------         ------------
   End of period                                                                            $52,497,500           $2,704,694
                                                                                          =============         ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                                    7 of 22

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (continued)

                                                                                        For the nine months ended September 30,
                                                                                        ---------------------------------------
                                                                                                1998                 1999
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                              $   364,752         $ 3,166,844
                                                                                            -----------         ------------
      Taxes                                                                                 $ 2,314,548         $   502,424
                                                                                            -----------         ------------
NON-CASH ACTIVITIES:
      Dividends on preferred stock                                                           $1,862,500         $  (733,403)
                                                                                            -----------         ------------
      Interest on bonds payable                                                             $10,558,490         $15,101,677
                                                                                            -----------         ------------
      Note receivable - shareholder                                                                   -         $(3,876,626)
                                                                                                                ------------
      Exchange of Series B preferred stock for common stock                                           -         $ 8,050,000
                                                                                                                ------------
ACQUISITION SUMMARY:
      Assets acquired in Com-Net acquisition                                                          -         $21,601,360
      Liabilities acquired in acquisition                                                             -          (6,666,726)
      Stock issued for acquisition                                                                    -          (7,020,000)
                                                                                            -----------         ------------
      Cash paid for Com-Net acquisition                                                               -         $ 7,914,634
                                                                                            ===========         ============


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                                    8 of 22

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1.   GENERAL
     -------

The accompanying unaudited condensed consolidated financial statements include the accounts of SBA Communications Corporation and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.

Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

2.   CURRENT ACCOUNTING PRONOUNCEMENTS
     ---------------------------------

Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income separately from accumulated deficit and additional paid-in-capital in the equity section of the balance sheets. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. During the nine months ended September 30, 1998 and 1999, the Company did not have any changes in its equity resulting from such non-owner sources and accordingly, comprehensive loss as set forth by SFAS No. 130 was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 required that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes adopting this statement will not have a material impact upon the Company's results of operations or financial position. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." This statement deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000.


3.   ACQUISITIONS
     ------------

During the nine months ended September 30, 1999, the Company completed 27 acquisitions consisting of 174 towers and related assets from various sellers, all of which were individually insignificant to the Company. The aggregate purchase price was approximately $64.3 million and was paid with proceeds from long-term borrowings as well as with proceeds from the initial public offering.

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

The Company accounted for the above acquisitions using the purchase method of accounting. The above acquisitions resulted in goodwill of approximately $9.4 million, which is being amortized over fifteen years. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions. The following unaudited pro forma

                                    9 of 22
summary for the nine months ended September 30, 1998 and 1999 presents the consolidated results of operations as if the acquisitions had occurred as of the beginning of each of the periods presented, after giving effect to certain adjustments such as depreciation and amortization.

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of the periods presented or of results which may occur in the future.

                                         For the nine months ended September 30,
                                         ---------------------------------------
                                                  1998             1999
                                                  ----             ----

   Unaudited Pro-forma Revenues               $ 61,873,391     $ 69,982,587
                                              ============     ============

   Unaudited Pro-forma Net Loss               $(11,819,535)   $(25,047,398)
                                              ============    =============

   Basic and diluted loss per share             $   (1.49)      $    (1.46)
                                                ==========      ===========

   Common shares outstanding                    $9,187,238    $  16,688,073
                                                ==========    =============

4.     PROPERTY AND EQUIPMENT
       ----------------------

Property and equipment, net consists of the following:

                                          December 31,    September 30,
                                              1998             1999
                                          -----------------------------
     Towers                              $141,755,358      $274,065,348
     Land                                   5,307,754         6,267,178
     Furniture and equipment                1,708,132         5,891,827
     Buildings and improvements               506,120           591,067
     Vehicles                                 442,496           497,941
     Construction in process                7,736,769        15,618,905
                                         ------------      ------------
                                          157,456,629       302,932,266
     Less: Depreciation and
          amortization                    (6,510,149)      (18,423,599)
                                         ------------      ------------
     Property and equipment, net         $150,946,480      $284,508,667
                                         ============      ============

Construction in process represents costs incurred related to towers which are under development and will be used in the Company's operations.

5.       COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                               December 31,     September 30,
                                                   1998             1999
                                               ------------------------------

     Costs incurred on uncompleted contracts   $ 4,633,768       $20,334,788
     Estimated earnings                          1,357,134         4,392,441
     Billings to date                           (5,558,457)      (23,497,609)
                                               -----------       -----------
                                               $   432,445       $ 1,229,620
                                               ===========       ===========

This amount is included in the accompanying balance sheet under the following captions:

                                                        December 31,    September 30,
                                                            1998             1999
                                                        -----------------------------
Costs  and  estimated  earnings  in  excess  of billing    $598,971       $ 2,523,426
Billings  in  excess  of  costs  and  estimated earnings   (166,526)       (1,293,806)
                                                           ---------      -----------
                                                           $432,445       $ 1,229,620
                                                           =========      ===========

                                    10 of 22

6. CURRENT AND LONG TERM DEBT
   --------------------------

Current and long term debt consists of the following:


                                                                                   December 31,    September 30,
                                                                                      1998             1999
                                                                                  ------------     ------------
Senior Credit Facility term loan, variable interest at 8.7425%  at September 30,
   1999 quarterly installments based on reduced availability beginning
   March 31, 2001, maturing  December 31, 2004                                    $          -     $ 25,000,000

Senior Credit Facility revolving loan, variable interest ranging from 8.45875%
   to 8.7525% at September 30, 1999 quarterly installments based on reduced
   availability beginning March 31, 2001, maturing December 31, 2004                         -       50,000,000

Senior 12% discount notes, net of unamortized original issue discount of
    $88,326,619 at September 30, 1999, unsecured, cash interest payable semi-
   annually in arrears beginning March 1, 2003, balloon principal payment of
   $269,000,000 due at maturity on March 1, 2008                                   165,572,133      180,673,810

Note Payable, principal installments of $4,181 plus interest at 90 day LIBOR plus
   2.25% (7.79%% at September 30, 1999).  Secured by vehicles                                -          238,336

Bank Credit Agreement                                                               17,001,000                -
                                                                                  ------------     ------------
                                                                                   182,573,133      255,912,146

      Less:  current maturities                                                   (17,001,000)         (50,176)
                                                                                  ------------     ------------
Long term debt                                                                    $165,572,133     $255,861,970
                                                                                  ============     ============

7.  SHAREHOLDERS' EQUITY (DEFICIT)
    ------------------------------

In April 1999, the Company adopted the 1999 Equity Participation Plan. A total of 2.5 million shares of Class A common stock are reserved for issuance under this plan. During the nine months ended September 30, 1999, the Company granted options to employees for the purchase of approximately 1,020,000 shares of Class A common stock at exercise prices ranging from $8.00 - $9.00 per share, which approximated fair market value. The options vest over 32 to 36-month periods commencing December 31, 1999 and ending in September, 2002.

On June 21, 1999, the Company completed an initial public offering of its Class A common stock. The Company raised gross proceeds of $90 million, which produced net proceeds after deduction of the underwriting discount and estimated offering expenses of $82.8 million. The Company used approximately $32.8 million of these net proceeds to pay all outstanding dividends on all outstanding shares of the Company's Series A preferred stock and to redeem all shares of the Company's Series B preferred stock. Prior to redemption, the Company recorded dividends on the effective interest rate method over the period from issuance to scheduled redemption. Upon redemption, the Company recorded the difference between the accreted value of the preferred stock and the redemption amount totaling approximately $2.1 million as an increase to retained earnings and as a component of "net loss to common shareholders." The Company also used $46.0 million to repay all revolving credit loans under the Senior Credit Facility. Remaining proceeds were used for the construction and acquisition of towers and for general working capital purposes. As a result of the initial public offering, all 8,050,000 shares of Series A preferred stock were converted into 8,050,000 shares of Class A common stock and the Company no longer has any shares of preferred stock outstanding.

On June 21, 1999 the Chief Executive Officer of the Company surrendered 430,736 shares of Class B common stock to fully repay principal and accrued interest on a promissory note issued to the Company in March, 1997. These shares have been retired by the Company.

On July 19, 1999, the managing underwriters of the Company's initial public offerings exercised and closed on their right to purchase 1,300,000 shares of Class A common stock. The Company received net proceeds of approximately $10.9 million from the sales of shares, which were sold at the initial public offering price of $9.00 per share. These net proceeds were also used for the construction and acquisition of towers and for general working capital purposes.

8. INCOME TAXES
   ------------

Income taxes have been provided for based upon the Company's annual effective income tax rate. A reconciliation of the statutory U.S. Federal tax rate (34%) and the effective income tax for the period is as follows:

                                   11 of 22

                                   For the nine months ended September 30,
                                   ---------------------------------------
                                          1998                   1999
                                          ----                   ----

Federal income tax                     $4,306,670            $4,031,453
State income tax                         (144,298)             (643,708)
Foreign tax                               (40,120)             (243,881)
Change in valuation allowance          (1,111,721)           (2,740,861)
Other                                  (3,010,531)                    -
                                       ----------            ----------
                                       $        -            $  403,003
                                       ==========            ==========

The Company has recorded a benefit in the first nine months of 1999 as a result of net operating loss carry-backs available. The amount recorded as a benefit represents the entire carry-back amount available.. The Company is currently generating net operating loss carry forwards which are fully reserved because the Company does not anticipate that it will generate taxable income within the upcoming year.

9.  EARNINGS PER SHARE
    ------------------

In computing loss per share in accordance with SFAS No. 128, the weighted average number of shares for the basic and diluted loss per share calculations is the same.

Options to purchase approximately 2,150,000 shares of the Company's common stock, with exercise prices ranging from $.05 to $9.00 per share and expiration dates between 2004 and 2008, were outstanding at September 30, 1999, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive if exercised.

Also outstanding at September 30, 1999 was a warrant to acquire 402,500 shares of common stock at an exercise price of $3.73 and expiring in 2002. This was also not included in the computation of diluted earnings per share because of the anti-dilutive effect.

10. COMMITMENTS AND CONTINGENCIES
    -----------------------------

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

                                              For the nine months ended September 30,
                                              ---------------------------------------
                                                       1998            1999
                                                       ----            ----
Revenue:
   Site development - consulting                   $ 22,592,231   $ 12,746,182
   Site development - construction                   11,031,551     26,976,951
   Site leasing                                       8,132,215     18,009,433
                                                   ------------   ------------
                                                   $ 41,755,997   $ 57,732,566
                                                   ============   ============

Gross Profit:
   Site development - consulting                   $  4,357,084   $  3,810,671
   Site development - construction                    3,251,942      5,589,990
   Site leasing                                       3,093,141      9,616,787
                                                   ------------   ------------
                                                   $ 10,702,167   $ 19,017,448
                                                   ============   ============
Capital expenditures:
   Site development - consulting                    $   443,620   $      1,797
   Site development - construction                      900,966      7,627,973
   Site leasing                                     102,017,304    139,440,478
   Capital expenditures not identified by segment       198,828        902,899
                                                   ------------   ------------
                                                   $103,560,718   $147,973,147
                                                   ============   ============

                                   12 of 22

                                               As of                As of
                                        December 31, 1998   September 30, 1999
                                        -----------------   ------------------
   Assets:
      Site development - consulting        $ 14,914,547         $ 21,106,428
      Site development - construction         9,690,197           33,934,008
      Site leasing                          173,481,938          276,895,399
      Assets not identified by segment       16,486,644           15,247,705
                                           ------------         ------------
                                           $214,573,326         $347,183,540
                                           ============         ============

12. SUBSEQUENT EVENTS
    -----------------

On October 28, 1999, after receiving the requisite consents from the holders of the Company's senior discount notes, the Company amended the indenture governing the notes to increase one of the categories of permitted indebtedness from $175.0 million to $300.0 million. In connection therewith, the Company paid in cash approximately $5.3 million to the holders of the notes. At approximately the same time the Company received commitments from certain of its existing senior credit lenders to amend and expand its existing $175.0 million Senior Credit Facility to $300.0 million. Of such $125.0 million increase, $50.0 million will be funded at closing in the form of a term loan and the remainder represented by an increase in the revolving line of credit to $225.0 million.

13. PRO FORMA DATA
    --------------

As discussed in Note 7, in June 1999, the Company completed an initial public offering of 10.0 million shares of its Class A Common Stock resulting in net proceeds of approximately $82.7 million. In addition, the Company used approximately $32.8 million of the net proceeds to pay all outstanding dividends on all outstanding shares of the Company's Series A preferred stock and to redeem all shares of the Company's Series B preferred stock. As a result of the initial public offering, all 8,050,000 shares of Series A preferred stock were converted into 8,050,000 shares of Class A common stock and the Company no longer has any shares of preferred stock outstanding. Also discussed in Note 7, the managing underwriters exercised and closed on their right to purchase 1,300,000 shares of Class A Common Stock. The Company received approximately $10.9 million in net proceeds.

Additionally, as a result of the initial public offering, the Chief Executive Officer surrendered 430,736 shares of Class B common stock to fully repay principal and accrued interest on a promissory note issued to the Company in March, 1997.

The following unaudited pro forma consolidated financial data has been prepared assuming the initial public offering, the exercise of the over allotment, the conversion/redemption of the Series A preferred stock, and the repayment of the shareholder note had occurred as of the beginning of each period presented. The following unaudited pro forma data does not include the effect of the "Com-Net" acquisition discussed in Footnote 3.

                                                        Nine Months
                                                    ended September 30,
                                                    -------------------
                                                  1998               1999
                                                  ----               ----
Pro Forma Statement of Operations Data:
Operating loss                               $( 5,229,487)      $( 5,679,583)

Net loss                                      (12,685,101)       (25,113,444)
Preferred stock dividends                               -          2,078,903
                                             -------------      -------------
Net loss available to common shareholders    $(12,685,101)      $(23,034,541)
                                             =============      =============

Basic and diluted loss per share                    $(.45)             $(.81)
                                                    ======             ======

Weighted average shares outstanding            27,913,790         28,342,141
                                               ===========        ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

The following discussion and analysis reflects only changes from information previously presented for the 1998 fiscal year. Financial information relating to the September 30, 1998 and September 30, 1999 three and nine month periods is unaudited. This interim discussion and analysis should be read in conjunction with our 1998 audited financial statements, notes thereto and management's discussion and analysis of financial condition and results of operations.

                                   13 of 22

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

While we intend to continue to offer site development services to wireless carriers where demand and profitable opportunities exist, we will emphasize our site leasing business through the construction of owned towers for lease to wireless service providers, the acquisition of existing sites and the leasing, subleasing and management of other antennae sites. We believe that as the site development industry matures, our revenues and gross profit from the site development consulting segment of that business will continue to decline substantially in the near term and this rate of decline will increase for the foreseeable future as wireless service providers choose to outsource ownership of communication sites in order to conserve capital. We also believe that, over the longer term, site leasing revenues will increase as carriers move to outsource tower ownership and the number of towers we own grows.

As a result of these trends and the shift in focus of our business, our earnings has declined in 1999 from the prior periods and capital expenditures have increased sharply as we accumulated towers. Our EBITDA, however, has increased in 1999 as compared to 1998 and is expected to continue to increase even more in the future. Additionally, we expect capital expenditures to increase even more in 1999 as compared to 1998. In addition, we anticipate that our operating expenses will remain at or above 1998 levels as we continue to construct and acquire tower assets.

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

We have focused our capital deployment on build-to-suit and "mom and pop" acquisitions. Of the 956 towers we owned at September 30, 1999, 613 were new builds. In general, we have chosen to build rather than buy the substantial majority (64%) of our towers due to what we believe are more favorable economics. To date, the construction cost of a new tower averages approximately $230,000, while the industry's average acquisition cost of a tower over the last two years has been approximately $403,000. Given our current opportunities and expertise, we believe that that new tower construction and small acquisitions are a better use of capital than large acquisitions of tower assets from national wireless service providers. At September 30, 1999 we had non-binding mandates from wireless service providers to build over 330 additional towers under build-to-suit programs (the majority of which we expect will result in binding anchor tenant lease agreements). We believe we have one of the largest number of non-binding build-to-suit mandates from wireless service providers in the industry. We are also pursuing over 370 new builds strategically in locations chosen by us based on our industry knowledge and experience.

While we have focused primarily on new build towers for growth, we have also acquired 343 towers as of September 30, 1999. Rather than target large tower acquisitions, our acquisition strategy has focused on small, "mom and pop" acquisition targets, those which we believe are better opportunities for value. We seek to acquire towers at or below a 15.0x tower cash flow multiple, and through additional tenant leases, increase cash flow to drive down the acquisition cost per tower cash flow multiple to 5.0x or below after five years. The 343 tower acquisitions to date have been completed at an average acquisition price of approximately $388,000 per tower and a 14.4x purchase multiple, significantly less than the industry average of $403,000. In addition to what we have already acquired, we are currently actively negotiating to acquire existing towers. At September 30, 1999, we had letters of intent or definitive agreements to acquire 63 additional towers in a number of separate transactions for an aggregate purchase price of approximately $19.7 million. We cannot assure you that we will be able to close these transactions, or identify towers or tower companies to acquire in the future.

On April 30, 1999, we acquired Com-Net Construction Services, Inc. ("Com-Net"). Com-Net provides turnkey construction services of towers and terminal switches primarily throughout the mid-western, eastern and western United States and for the year ended December 31, 1998 had construction revenues of over $20 million. We issued 780,000 shares of our Class A common stock to the shareholders of Com-Net, of which 480,000 shares have been pledged back to us and are subject to forfeiture if certain 1999 earnings

                                   14 of 22
targets are not achieved by the acquired company. In addition, the shareholders of Com-Net may receive up to $2.5 million in cash and 320,000 additional shares of Class A common stock if certain 1999 earnings targets are met by the acquired company, and up to an additional 400,000 shares of Class A common stock if certain 2000 earnings targets are met.

On the same date we acquired an affiliate of Com-Net, Com-Net Development Group, LLC ("Development Group"). Development Group owns 18 completed or substantially completed towers in Texas, Ohio and Tennessee and over 30 sites in various stages of development under build-to-suit programs. We paid $1.0 million in cash and assumed debt of approximately $2.5 million dollars for Development Group.

RESULTS OF OPERATIONS

As we continue our transition into site leasing, operating results in prior periods may not be meaningful predictors of future prospects. You should be aware of the dramatic changes in the nature and scope of our business when reviewing the ensuing discussion of comparative historical results. We expect that the acquisitions consummated to date and any future acquisitions, as well as our new tower builds, will have a material impact on future revenues, expenses and net income. In particular depreciation and amortization and net interest expense increased significantly in the period ended September 30, 1999 over the year earlier period, and are expected to continue to increase significantly in future periods. We believe that our new build tower ownership programs will have a material effect on future operation, which effect will probably be negative until such time, if ever, as the newly constructed towers attain higher levels of tenant use.

Third Quarter of 1999 Compared to Third Quarter of 1998

Total revenues increased 85.1% to $24.6 million for the third quarter of 1999 from $13.3 million for the third quarter of 1998. We derive our revenues from two businesses-site development and site leasing. Our site development business consists of site development consulting and site development construction. Site development revenue increased 75.6 % to $17.5 million in the third quarter of 1999 from $10.0 million in the third quarter of 1998 due to an increase in site development construction revenue, which more than offset a decrease in site development consulting revenue. Site development consulting revenue decreased 5.1% to $4.7 million for the third quarter of 1999 from $4.9 million for the third quarter of 1998, due primarily to the decreased demand for site acquisition and zoning services from PCS licensees stemming from the continued acceptance by wireless carriers of outsourced communication site infrastructure through build-to-suit programs. Site development construction revenue increased 154.9% to $12.8 million for the third quarter of 1999 from $5.0 million for the third quarter of 1998, due primarily to the acquisition of Com-Net on April 30, 1999, resulting in a full quarter of revenue from Com-Net, as well as the expanded activities of our CSSI construction company subsidiary. Site leasing revenue increased 113.6% to $7.1 million for the third quarter of 1999 from $3.3 million for the third quarter of 1998, due to the substantially greater number of towers in our portfolio during the third quarter of 1999 compared to the third quarter of 1998 and new tenant leases added to our towers.

Total cost of revenue increased 69.9% to $16.9 million for the third quarter of 1999 from $10.0 million for the third quarter of 1998. Site development cost of revenue increased 70.2% to $13.7 million in the third quarter of 1999 from $8.0 million in the third quarter of 1998 due to higher revenues. Site development consulting cost of revenue decreased 21.0% to $3.3 million for third quarter 1999 from $4.2 million for third quarter 1998 due primarily to lower revenue but also to improved margin. Site development construction cost of revenue increased to $10.4 million for third quarter 1999 from $3.8 million for the third quarter of 1998, due primarily to increased revenues which were attributable to the acquisition of Com-Net. Site leasing cost of revenue increased 68.7% to $3.2 million for the third quarter of 1999 from $1.9 million for the third quarter of 1998, due primarily to the increased number of towers owned resulting in an increased amount of ground lease payments.

Gross profit increased 130.7% to $7.7 million for the third quarter of 1999 from $3.3 million for the third quarter of 1998, due to increased site leasing and site development gross profits. Gross profit from site development increased 98.4% to $3.8 million in the third quarter of 1999 from $1.9 million in the third quarter of 1998 due to increases in both site development consulting gross profit and site development construction gross profit. Site development consulting gross profit increased primarily due to increased profit margins in the third quarter of 1999, which more than offset the decline in revenues. Gross profit margin on site development consulting increased in the third quarter of 1999 to 29% from 14% in the third quarter of 1998. This increase is attributable to a changing mix in the timing of projects, where the earlier phases of consulting projects tend to be more profitable. Gross profit from site development construction increased to $2.5 million in the third quarter of 1999 from $1.2 million in the third quarter of 1998. Gross profit margin on site development construction dropped in third quarter 1999 to 19% from 24% in the third quarter of 1998, reflecting the integration of Com-Net, which has historically had gross profit margins in the 15% to 20% range, and the use by CSSI of more subcontract labor required by greater levels of activity. Gross profit for the site leasing business increased 174.9% to $3.9 million in the third quarter of 1999 from $1.4 million in the third quarter of 1998, and site leasing gross profit margin improved to 54% in the third quarter of 1999 from 42% in the third quarter of 1998. The increased gross profit and improved margin were both due to the substantially greater number of towers owned in the third quarter 1999 period and the lease-up of our towers with additional tenants. As a percentage of total revenues, gross profit increased to 31% of total revenues in the third quarter of 1999 from 25% in the third quarter of 1998 due to higher margins in site development and site leasing gross profit.

                                   15 of 22

We expect site leasing gross profit in the fourth quarter of 1999 to be negatively impacted by approximately $.3 million of lease/sublease expense, without corresponding revenue, as the Company works out of certain leases to third parties for space previously subleased by Conxus, which rejected such subleases in September 1999 as part of its Chapter 7 bankruptcy liquidation proceeding. On an annual basis, the subleases rejected by Conxus represented approximately $.2 million of site leasing gross profit to SBA.

Selling, general and administrative expenses increased 10.5% to $4.8 million in the third quarter of 1999 from $4.3 million in the third quarter of 1998. This increase is primarily attributable to the general and administrative expenses associated with Com-Net. As a percentage of total revenues, selling, general and administrative expenses decreased to 19.4% for the third quarter of 1999 from 32.5% in the third quarter of 1998.

Depreciation and amortization increased to $4.3 million for the third quarter of 1999 as compared to $1.3 million for the third quarter of 1998. This increase is directly related to the increased amount of fixed assets (primarily towers) we owned in the third quarter of 1999 as compared to the third quarter of 1998.

Operating loss decreased to $(1.4) million for the third quarter of 1999 from $(2.3) million for the third quarter of 1998 as a result of the increased revenues and increased gross margins which more than offset increased selling, general and administrative expenses and depreciation and amortization in the third quarter of 1999. Other income (expense) increased to ($6.4) million for third quarter 1999 from ($3.4) million for third quarter of 1998. This increase resulted primarily from much greater interest income being earned from the proceeds of the Senior Discount Notes in the 1998 quarter, and the greater interest expense associated with outstanding borrowings against the credit facility in the 1999 quarter. Net loss was ($8.0) million for the third quarter of 1999 as compared to net loss of $(5.1) million for the third quarter of 1998, due primarily to higher depreciation, amortization and net interest expense.

Basic and diluted loss per common share decreased to ($.28) for the third quarter of 1999 from ($.66) for the third quarter of 1998. This decrease was attributable to an increased weighted average number of shares as well as the effect of the preferred stock redemption on dividends for the quarter.

Nine Months of 1999 Compared to Nine Months of 1998

Total revenues increased 38.3% to $57.7 million for the nine months of 1999 from $41.8 million for the first nine months of 1998 due to increases in both site development and site leasing revenue. Site development revenue increased 18.1% to $39.7 million in the first nine months of 1999 from $33.6 million in the first nine months of 1998 due to increased site development construction revenue, which more than offset a decrease in site development consulting revenue. Site development consulting revenue decreased 43.6% to $12.8 million for the first nine months of 1999 from $22.6 million for the first nine months of 1998, due primarily to the decreased demand for site acquisition and zoning services from PCS licensees stemming from the increasing acceptance by wireless carriers of outsourced communication site infrastructure through build-to-suit programs. Site development construction revenue increased 144.5% to $27.0 million for the first nine months of 1999 from $11.0 million for 1998, due primarily to the acquisition of Com-Net on April 30, 1999 as well as the expanded activities of our CSSI construction company subsidiary. Site leasing revenue increased 121.5% to $18.0 million for the first nine months of 1999 from $8.1 million for the first nine months of 1998, due primarily to the substantially greater number of towers in our portfolio during the first nine months of 1999 compared to the first nine months of 1998 and new tenant leases added to our towers.

Total cost of revenue increased 24.7% to $38.7 million for the first nine months of 1999 from $31.0 million for the first nine months of 1998. A greater rate of increase in revenues offset the increase in cost of revenues and resulted in improved gross profit margin. Site development cost of revenue increased 16.6% to $30.3 million in the first nine months of 1999 from $26.0 million in the first nine months of 1998 due to higher revenues. Site development consulting cost of revenue decreased 51.0% to $8.9 million for the first nine months of 1999 from $18.2 million for the first nine months of 1998 due primarily to lower revenue. Site development construction cost of revenue increased to $21.4 million for the first nine months of 1999 from $7.8 million for the first nine months of 1998, due primarily to the acquisition of Com-Net as well as increased revenues from CSSI. Site leasing cost of revenue increased 66.6% to $8.4 million for the first nine months of 1999 from $5.0 million for the first nine months of 1998, due primarily to the increased number of towers owned resulting in an increased amount of ground lease payments.

Gross profit increased 77.7% to $19.0 million for the first nine months of 1999 from $10.7 million for the first nine months of 1998, due to increased revenue and higher margins. Gross profit from site development increased 23.5% to $9.4 million in the first nine months of 1999 from $7.6 million in the first nine months of 1998 due to higher site development construction gross profit which more than offset decreased site development consulting gross profit. Site development consulting gross profit declined primarily due to decreased revenue. Gross profit margin on site development consulting increased in the first nine months of 1999 to 30% from 19% in the first nine months of the 1998 period. This increase is attributable to a changing mix in the timing of projects as the earlier phases of consulting projects tend to be more profitable. Gross profit margin on site development construction dropped in the first nine months of 1999 to 21% from 29% in the first nine months of 1998, reflecting the integration of Com-Net which has historically had gross profit margins in the 15% - 20% range and the use by CSSI of more subcontract labor required by greater levels of activity.

                                   16 of 22

Gross profit for the site leasing business increased 210.9% to $9.6 million in the first nine months of 1999 from $3.1 million in the first nine months of the 1998 period, and site leasing gross profit margin improved to 53% in the first nine months of 1999 from 38% in the first nine months of 1998. The increased gross profit and improved margin were both due to the substantially greater number of towers owned in the first nine months of the 1999 period and the lease-up of our towers with additional tenants. As a percentage of total revenues, gross profit increased to 32.9% of total revenues in first nine months of 1999 from 25.6% in the first nine months of 1998 due primarily to increased levels of site leasing and site development construction revenues and higher margins in site leasing gross profit.

Selling, general and administrative expenses increased 4.5% to $13.7 million for the first nine months of 1999 as compared to $13.1 million for the first nine months of 1998. This increase is primarily attributable to the additional selling and administrative expenses associated with Com-Net. As a percentage of total revenues, selling, general and administrative expenses decreased to 23.7% for the first nine months of 1999 from 31.4% in the first nine months of 1998.

Depreciation and amortization increased to $11.0 million for the first nine months of 1999 as compared to $2.8 million for the first nine months of 1998. This increase is directly related to the increased amount of fixed assets (primarily towers) we owned in the first nine months of 1999 as compared to the first nine months of 1998.

Operating loss increased to $(5.7) million for the first nine months in 1999 from $(5.2) million for the first nine months of 1998 as a result increased depreciation and amortization expenses in the first nine months of 1999, which more than offset increased gross profits. Other income (expense) increased to $(18.7) million for the first nine months of 1999 from $(7.4) million for the first nine months of 1998. This increase resulted primarily from the non-cash amortization of original issue discount associated with the Senior Discount Notes and greater interest expense associated with outstanding borrowings against the credit facility in 1999. Net loss was $(25.1) million for the first nine months of 1999 as compared to a net loss of $(12.7) million for the first nine months of 1998 due to increased depreciation, amortization and net interest expense.

Basic and diluted loss per common share decreased to ($1.49) for the first nine months of 1999 from $(1.73) for the first nine of 1998. This decrease was attributable to the increased weighted average number of shares in the first nine months of 1999 as compared to the first nine months of 1998. On a pro forma basis, basic and diluted loss per common share increased to ($.81) for the first nine months of 1999 from ($.45) for the first nine months of 1998.


LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation is a holding company with no business operations of its own. It's only significant asset is the outstanding capital stock of its subsidiaries. It conducts all its business operations through its subsidiaries. Accordingly, it's only source of cash to pay its obligations is distributions with respect to its ownership interest in its subsidiaries from the net earnings and cash flow generated by such subsidiaries. Even if we decided to pay a dividend on or make a distribution with respect of the capital stock of its subsidiaries, there can be no assurance that our subsidiaries will generate sufficient cash flow to pay such a dividend or distribute such funds.

Net cash provided by operations during the nine months ended September 30, 1999 was $10.5 million compared to $16.4 million in 1998. Net cash used in investing activities for 1999 was $(147.1) million compared to $(103.6) million for 1998. This increase is attributable to a higher level of tower acquisition and new build activity in 1999 versus 1998. Net cash provided from financing activities for 1999 was $112.5 million compared to $133.5 million for 1998. The 1999 amount includes the proceeds from our initial public offering of Class A common stock, while the 1998 amount includes the proceeds of the Senior Discount Notes.

Our balance sheet reflected negative working capital of $(8.3) million as of September 30, 1999, as compared to positive working capital of $8.1 million as of December 31, 1998.

In February 1999, we entered into a new Senior Credit Facility through our Telecommunications subsidiary with a group of lenders. This new $175 million credit facility, which replaced our prior $55 million credit facility, consists of a $25.0 million term loan and a $150.0 million revolving line of credit. The term loan was fully funded at closing. Availability under the new facility is determined by a number of factors including number of towers built by us with anchor tenants on the date of completion, the financial performance of our other towers, site development and construction segments, as well as by other financial covenants, financial ratios and other conditions. The new credit facility, pursuant to a schedule, matures December 31, 2004 and amortization and reduced availability begins March 31, 2001. Borrowings under the new facility will bear interest at the EURO rate plus a margin ranging from 2.25% to 3.50% (determined by a leverage ratio) or a "base rate" (as defined in the new facility) plus a margin ranging from 1.25% to 2.50% (determined by a leverage ratio). The Senior Credit Facility is secured by substantially all of the assets of Telecommunications and its direct and indirect subsidiaries, requires Telecommunications to maintain certain financial covenants and places restriction on, among other things, the incurrence of debt and liens, disposition of assets, transactions with affiliates and certain investments. Deferred financing fees related to obtaining the Senior Credit Facility were approximately $3.9 million. Additionally,

                                   17 of 22
on March 8, 1999, after receiving the requisite consents from the holders of our Senior Discount Notes (the "Notes"), we amended the indenture governing the Notes to increase one of the categories of permitted indebtedness from $125 million to $175 million. In connection therewith, we paid $2.1 million to the holders of the Notes. The amount is also reflected in deferred financing fees.

On October 28, 1999, after receiving the requisite consents from the holders of the Notes, we again amended the indenture governing the Notes to increase one of the categories of permitted indebtedness from $175 million to $300 million. In connection therewith, we paid $5.3 million in cash to the holders of the Notes, which amount will be reflected in deferred financing fees. At approximately the same time as we obtained the consents, we received commitments from certain of our existing senior credit lenders to amend and expand our existing $175 million Senior Credit Facility to $300 million. Of such $125 million increase, $50.0 million will be funded at closing in the form of a term loan and the remainder represented by an increase in the revolving line of credit to $225.0 million.

Finalization of documentation and closing of the increase to the Senior Credit Facility is expected in December, 1999. The other terms, covenants, and conditions of the increase, including interest rate, are materially the same as those of the original $175 million facility. Deferred financing fees of approximately $2.5 million are expected to be included in connection with the increase. As of September 30, 1999 we had approximately $113.0 million of total availability under the Senior Credit Facility, of which $75 million had been borrowed.

On June 21, 1999 we completed an initial public offering of 10.0 million shares of Class A common stock, which number was later increased to 11.3 million by the exercise of an over allotment granted by us to the underwriters. We originally raised $90 million, which produced net proceeds after deduction of the underwriting discount and estimated offering expenses of $82.8 million. The exercise of the over-allotment raised an additional $11.7 million and produced net proceeds, after deduction of the underwriting discount, of $10.9 million. We used approximately $32.8 million of these net proceeds to pay all outstanding dividends on all outstanding shares of our Series A preferred stock and to redeem all shares of our Series B preferred stock. We also used $46.0 million to repay all revolving credit loans under the Senior Credit Facility. Remaining proceeds were used for the construction and acquisition of towers, and for general working capital purposes. As a result of our initial public offering, all 8,050,000 shares of Series A preferred stock were converted into 8,050,000 shares of Class A common stock and we no longer have any shares of preferred stock outstanding.

In the event that the business acquired in the Com-Net acquisition achieves certain EBITDA targets in 1999 and 2000, we may be obligated to issue up to 720,000 additional shares of Class A common stock and to pay up to $2.5 million to the former shareholder of Com-Net.

We currently estimate that we will make at least $45 million of capital expenditures during the fourth quarter of 1999 for the construction and acquisition of communication sites, primarily towers, and the cash portion of the contingent purchase price payment related to the acquisition of Com-Net. We expect to use cash from operations together with proceeds from availability under our Senior Credit Facility to fund these capital expenditures. However, the exact amount of our future capital expenditures will depend on a number of factors. We currently anticipate building a significant number of towers for which we have non-binding mandates pursuant to our build-to-suit program or pursuant to our strategic site initiatives. We also intend to continue to explore opportunities to acquire additional towers, tower companies and/or related businesses. Our future capital expenditures will depend in part upon acquisition opportunities that become available during the period, the needs of our build-to-suit customers and the availability to us of additional debt or equity capital on acceptable terms. We currently plan for capital expenditures in 2000 of $150 to $200 million. All to substantially all of these planned capital expenditures are expected to be funded by borrowings under our Senior Credit Facility. In the event that there is not sufficient availability under the Senior Credit Facility when an acquisition or construction opportunity arises, we would be required to seek additional debt or equity financing. We cannot assure you that any such financing will be available on commercially reasonable terms or at all or that any additional debt financing would be permitted by the terms of our existing indebtedness.


Our ability to make scheduled payments of principal of, or to pay interest on, our debt obligations, and our ability to refinance any such debt obligations, or to fund planned capital expenditures, will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business strategy contemplates substantial capital expenditures in connection with our planned tower build-out and acquisitions. Based on our current operations and anticipated revenue growth, we believe that, if our business strategy is successful, cash flow from operations and available borrowings under the Senior Credit Facility will be sufficient to fund all anticipated capital expenditures in fiscal 1999, and all to substantially all anticipated capital expenditures in fiscal 2000. Thereafter, however, or in the event we exceed our currently anticipated capital expenditures, we anticipate that we will need to seek additional equity or debt financing to fund our business plan. Failure to obtain any such financing could require us to significantly reduce our planned capital expenditures and scale back the scope of our tower build-out or acquisitions, either of which could have a material adverse effect on our projected financial condition or results of operations. In addition we may need to refinance all or a portion of our indebtedness (including the Notes and/or the senior credit facility) on or prior to its scheduled maturity. We cannot assure you that we will generate sufficient cash flow from operations in the future, that anticipated revenue growth will be realized or that future borrowings or equity contributions will be

                                   18 of 22
available in amounts sufficient to service our indebtedness and make anticipated capital expenditures. In addition, we cannot assure you that we will be able to effect any required refinancing of our indebtedness (including the Notes) on commercially reasonable terms or at all.

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

We have implemented a new financial system. The system is certified as Year 2000 compliant. In conjunction with this implementation, we have undertaken the renovation of our various operational systems. The testing and implementation of these systems is underway and is scheduled for completion in the fourth quarter of 1999. Although we have not completely determined the effect of expenditures related to the Year 2000 issue, it is not expected to be significant and will be expensed as incurred.

The state of Year 2000 readiness for third parties with whom we share a material relationship, such as banks and vendors used by us is being reviewed by management. At this time, we are unaware of any third party Year 2000 issues that would materially effect these relationships or our financial condition.

We expect to be Year 2000 compliant in 1999 for all major systems. We are continuing to assess our risks and the full impact on operations if the worst case Year 2000 scenario were to occur. In conjunction with this, we are developing a contingency plan and expect to complete the development of this plan in the forth quarter of 1999.

Inflation

The impact of inflation on our operations has not been significant to date. However, we cannot assure you that a high rate of inflation in the future will not adversely affect our operating results.

Senior Discount Note Disclosure Requirements

The indenture governing our 12% Senior Discount Notes due 2008 require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries and the disclosure to be made of Tower Cash Flow, as defined in the indenture, for the most recent fiscal quarter and Adjusted Consolidated Cash Flow, as defined in the indenture, for the most recently completed four-quarter period. As of September 30, 1999, we had no unrestricted subsidiaries. Tower Cash Flow, as defined in the indenture, for the quarter ended September 30, 1999 was $2.5 million. Adjusted Consolidated Cash Flow for the year ended September 30, 1999 was $10.5 million.

Cautionary Statements Regarding Forward-Looking Statements

     This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this report contains forward-looking statements regarding:

 .    our business strategy to transition our business from site development services to the site leasing business, including our intent to make strategic acquisitions of towers and tower companies;

 .    anticipated trends in the maturation of the site development industry and its effect on our revenues and profits;

 .    our estimates regarding the future development of site leasing industry and its effect on our site leasing revenues;

 .    our plan to continue to construct and acquire tower assets and the resulting effect on our revenues, capital expenditures, expenses and net income;

 .    our ability to successfully conclude letters of intent or definitive agreements for newly built towers or acquisitions of existing towers and the resulting effect on our financial operations;

 .    the effect on our financial operations of Conxus rejecting certain of their subleases with us pursuant to their bankruptcy proceedings;

 .    our estimate of the amount of capital expenditures for the fourth quarter
     1999 and fiscal year 2000 that will be required for the construction or acquisition of communications sites and the contingent purchase price payment related to the acquisition of Com-Net; and

 .    our intention to fund capital expenditures for the fourth quarter and for fiscal year 2000 from cash from operations and borrowings under our Senior Credit Facility.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have effected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

     .     our ability to expand our site leasing business;

     . our ability to complete construction of new towers on a timely and cost-efficient basis, including our ability to successfully address zoning issues, carrier design changes, changing local market conditions and the impact of adverse weather conditions;

     . our ability to identify and acquire new towers, including our capability to timely complete due diligence and obtain third party consents;

     .     our ability to retain current lessors on newly acquired towers;

     .     our ability to realize economies of scale for newly acquired towers;

     . the continued dependence on towers for the communication relays by the wireless communications industry;

     . our ability to compete effectively for new tower opportunities in light of increased competition; and

     . our ability to raise substantial additional financing to expand our tower holdings.

These and other risks and uncertainties affecting SBA Communications are discussed in greater detail in this report and in our other filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                   19 of 22

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

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

The following table presents the future principle payment obligations and weighted average interest rates associated with our existing long-term debt instruments assuming our actual level of long-term debt indebtedness:


                                                       1999         2000       2001          2002           2003     Thereafter
                                                       ----         ----       ----          ----           ----     ----------
Liabilities:
Long-term debt                                         ---          ---            ---           ---            ---   $180,673,810
$269,000,000
     Fixed rate (12.0%)

Term Loan                                              ---          ---     $2,500,000   $ 2,500,000    $ 7,500,000   $ 12,500,000
     Variable rate (8.7425% at September 30, 1999)
Revolving Loan                                         ---          ---     $5,000,000   $10,000,000    $15,000,000   $ 20,000,000
     Variable rate (ranging from 8.45875% to
     8.7525% at September 30, 1999)

Note Payable                                           ---      $25,088     $   50,176       $50,176       $ 50,176   $     12,544
     Variable rate (7.79% at September 30, 1999)

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

                                   20 of 22

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits

              27. Financial Data Schedule (filed only electronically with the
                  SEC).

         (b)  Reports on Form 8-K:

              (1) On July 14, 1999, Form 8-K was filed with the Securities and
                  Exchange Commission.

              (2) On July 26, 1999, Form 8-K was filed with the Securities and
                  Exchange Commission.

              (3) On August 19, 1999, Form 8-K was filed with the Securities and
                  Exchange Commission.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                   21 of 22

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 12, 1999                   /s/  Jeffrey A. Stoops
                                    ----------------------
                                    Jeffrey A. Stoops
                                    Chief Financial Officer
                                    (Duly Authorized Officer)


November 12, 1999                   /s/  Robert M. Grobstein
                                    ------------------------
                                    Robert M. Grobstein
                                    Chief Accounting Officer
                                    (Principal Accounting Officer)


                                   22 of 22