Form 10-K
period 1999-12-31
SBA COMMUNICATIONS CORP
filed 2000-03-30
CIK 1034054

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                 [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

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

  Securities registered pursuant to Section 12(g) of the Act:  Class A common stock $.01 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                              -

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

      The number of shares outstanding of the Registrant's common stock (as of March 3, 2000):

                         Class A Common Stock -- 32,402,490 shares
                         Class B Common Stock --  6,566,401 shares

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.0 billion as of March 3, 2000.

                      Documents Incorporated By Reference
      Portions of the Registrant's definitive proxy statement for its 2000 annual meeting of shareholders, which proxy statements will be filed no later than 120 days after the close of the Registrant's fiscal year ended December 31, 1999, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

General

  We are a leading independent owner and operator of wireless communications infrastructure in the United States. We generate revenues from our two primary businesses--site leasing and site development services. Since our founding in 1989, we have participated in the development of more than 13,000 antenna sites in 49 of the 51 major wireless markets in the United States. In 1997, we began aggressively expanding our site leasing business by capitalizing on our nationally recognized site development experience and strong relationships with wireless service providers to take advantage of the trend toward colocation and independent tower ownership. As of December 31, 1999, we owned or controlled 1,163 towers and had letters of intent or definitive agreements to acquire 94 towers. We also had non-binding mandates to build over 335 additional towers for anchor tenants and had over 700 strategic sites in various phases of development. In 1998 and 1999 we built, for our own account, 310 and 438 towers. We believe our history and experience in providing site development services gives us a competitive advantage in choosing the most attractive locations in which to build new towers or buy existing towers, as measured by our success in increasing tower revenues and cash flows. Our same tower revenue growth for 1999 on the 494 towers we owned as of December 31, 1998 was 33% based on tenant leases executed as of December 31, 1999.

  Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. We lease antenna space on: (1) the towers we construct through build-to-suit programs; (2) existing sites we acquire; (3) the towers we develop strategically; and (4) sites we lease, sublease and/or manage for third parties. Under a build-to-suit program, we build a tower for a wireless service provider. We retain ownership of the tower and the exclusive right to co-locate additional tenants on the tower. Many wireless service providers are choosing the build-to-suit option as an alternative to tower ownership, and we believe that this outsourcing trend is likely to continue. Our non-binding mandates come from a variety of wireless carriers, including Alamosa PCS, AT&T Wireless, BellSouth Mobility DCS, Georgia PCS, Horizon PCS, Southwestern Bell, Sprint PCS and VoiceStream. We have also grown through selective acquisitions of towers from smaller independent owners. We also develop towers strategically, for our own account, by identifying an attractive location and completing all pre-construction procedures, such as zoning, necessary to secure the site. We then market the tower site to potential customers.

  Our site development business consists of site development consulting and site development construction. In our site development business, we provide a full range of end-to-end services which typically occur in five phases: (1) network pre-design; (2) communication site selection; (3) communication site acquisition; (4) local zoning and permitting; and (5) site construction, switch construction and antenna installation. We will continue to use our site development expertise to complement our site leasing business and secure additional new tower build opportunities. We have capitalized on our leadership position in the site development business, our existing national field organization and our strong relationships with wireless service providers to develop our build-to-suit and strategic siting programs.

  We have a diverse range of customers, including cellular, PCS, wireless data and Internet services, paging, SMR, and ESMR providers as well as other users of wireless transmission and reception equipment. Our customers currently comprise many of the major wireless communications companies, including Airtouch, AT&T Wireless, Bell Atlantic, BellSouth, Georgia PCS, Horizon PCS, LEAP Wireless, Metricom, Nextel, Omnipoint, Southwestern Bell, Sprint PCS, Teligent and VoiceStream.

  While we believe that our site development business will grow with the expected overall growth of wireless and other telecommunications networks, we believe our revenues and gross profit from the consulting segment of that business will continue to decline as carriers find new ways to obtain network development through outsourced tower ownership. We also believe that, over the longer term, our site leasing revenues will continue to increase due to the same outsourcing trend and as the number of towers we own or control grows.

Business Strategy

  Our strategy is to lease antenna space to multiple tenants on towers that we construct or acquire. We plan to enhance our position as a leading owner and operator of communication sites and provider of site development services. Key elements of our strategy include:


  . Maximizing Use of Tower Capacity. We believe that many of our towers have or will have significant capacity available for antenna space leasing and that increased use of our owned towers can be achieved at a low incremental cost. We generally construct our towers to accommodate multiple tenants in addition to the anchor tenant, and a substantial majority of our towers are high capacity lattice or guyed towers. We actively market space on our own towers through our internal sales force.

  . Developing New Towers That We Will Own and Operate. As wireless service providers increasingly outsource their investment in, and ownership of, towers, we can meet their outsourcing needs by using our expertise and relationships in the site development business to construct towers with anchor tenants through build-to-suit programs. We can also independently identify attractive locations for new towers and strategically complete pre-construction procedures necessary to secure tower sites in advance of customer demand. We believe that we have one of the largest number of non-binding build-to-suit mandates from wireless service providers in the industry. As of December 31, 1999, we had non-binding mandates to build over 335 additional towers under build-to-suit programs for carriers. Under our build-to-suit programs, we have built towers for many carriers, including AT&T Wireless, BellSouth Mobility DCS, GTE, LEAP Wireless, Nextel, Omnipoint, PrimeCo PCS, Southwestern Bell, Sprint PCS, Tritel PCS and VoiceStream. As of December 31, 1999, we were in varying stages of development on over 700 additional sites which we believe will be attractive locations for new tower construction. In 1999, we built 438 towers for our own account.

  . Acquiring Existing Towers. We believe that our existing national field organization gives us a competitive advantage in identifying opportunities for the acquisition of existing towers. Our strategy is to acquire towers that can service multiple tenants and are attractive to wireless service providers based on their location, height and available capacity. While we generally target smaller acquisitions, we believe that there are many potential acquisition candidates and that the number of available towers will grow as large cellular, PCS and other wireless service providers continue to divest their tower holdings. We have strict valuation criteria and believe that certain tower properties can be purchased at reasonable price levels. In 1999, we acquired 231 towers. As of December 31, 1999, we had letters of intent or definitive agreements to acquire 94 towers in 23 separate transactions for an aggregate purchase price of approximately $39.2 million.

  . Execute on a Local Basis. We believe that substantially all of what we do is best done locally, given the nature of towers as location specific communications facilities. We believe that to be successful in tower building, acquisition and leasing, and site acquisition, zoning and construction, we must have strong local presences in the markets we serve. Operationally, we have divided our Company into five regions throughout the United States, run by regional managers, and have further divided each region into approximately five to seven geographic territories run by territory managers. We have separate regional and territory managers for
     (i) our site leasing and site development consulting businesses, and (ii) our site development construction business. Within each territory manager's geographic area of responsibility he or she is responsible for all operations, including hiring employees and opening or closing project offices, and a substantial portion of the sales in such area.

  .  Building on Strong Relationships with Major Wireless Service Providers.
     We are well-positioned to be a preferred partner in build-to-suit programs, site development projects and tower space leasing because of our strong relationships with wireless service and other telecommunications providers and our proven operating experience. In many cases, the personnel awarding site development projects for wireless service providers are the same personnel who make decisions with respect to build-to-suit programs. We continually market our build-to-suit programs to our site development service customers.

  . Maintaining our Expertise in Site Development Services. We continue to perform an array of site development services for wireless service and other telecommunications providers across the United States, including AT&T Wireless, BellSouth, Georgia PCS, Horizon PCS, IXC Communications, LEAP Wireless, Media One Group, Metricom, Nextel, Pacific Bell Mobile Services, Southwestern Bell, Sprint PCS and VoiceStream. We have a broad national field organization that allows us to identify and participate in site development projects across the country and that gives us a knowledge of local markets and strong customer relationships with wireless service and other telecommunications providers. We believe our site development experience provides us with a competitive advantage in selecting the best locations for tower ownership.

  . Capitalizing on Management Experience. Our management team has extensive experience in site leasing and site development services. Management believes that its industry expertise and strong relationships with wireless carriers will allow us to continue to build and acquire a high quality portfolio of towers. Steven E. Bernstein, our President and Chief Executive Officer, has more than 13 years of experience in the wireless communications industry and our other executive officers have an average of approximately five years of experience in this industry. In addition, management is highly motivated to produce strong operating results based on their significant equity ownership.


Company Services

  We are a leading independent provider of communication sites and services, offering an array of site leasing and site development services to the telecommunications industry, primarily to wireless service providers. We offer our customers the flexibility of choosing between the provision of a full ready-to-operate site or any of the component services involved in the operation of a full ready-to-operate site. The site leasing services we provide include owning, leasing or managing communication sites and leasing antenna space on communication sites to wireless service providers. The site development services we provide, directly or through subcontractors, include all activities associated with the selection, acquisition and construction of communication sites for wireless service providers and switching facilities for a broader group of telecommunications providers.

  We provide our services on a local basis, through regional offices, territory offices and project offices, which are opened and closed on a project by project basis. Through these non-headquarters, or "field" offices, we provide and manage all of our site development services, source new tower build and acquisition opportunities, manage our new tower builds, service and maintain our towers, and engage in certain sales activities. In our Boca Raton, Florida headquarters office are our executive, corporate development, accounting, finance, human resources, legal and regulatory, information technology, and site administration personnel, as well as our network operations center. We also have in our Boca Raton office certain sales, new tower build support, and tower maintenance personnel.


Site Leasing Business

  The site leasing business consists of:

  . the ownership of communication sites pursuant to build-to-suit programs, strategic builds and acquisitions;

  . the leasing or subleasing of antenna space on communication sites to wireless service providers; and

  .  the maintenance and management of communication sites.

  We lease and sublease antenna space on our communication sites to a variety of wireless service providers. We own or lease the ground under these communication sites from third parties, and in some cases manage communication sites for third parties in exchange for a percentage of the revenues or tower cash flow. We determine tower cash flow by subtracting from gross tenant revenues the direct expenses associated with operating the communication site, such as ground lease payments, real estate taxes, utilities, insurance and maintenance. The substantial majority of our owned or controlled towers are the result of build-to-suit programs. In our build-to-suit programs, we use some or all of the five phases of our site development business as we would when providing site development services to a third party.

  After a tower has been constructed, we lease antenna space on the tower. We generally receive monthly lease payments from customers payable under written antenna site leases. The majority of our outstanding customer leases, and the new leases we typically enter into, have original terms of five years (with four or five renewal periods of five years each) and usually provide for annual or periodic price increases. Monthly lease pricing varies with the number and type of antenna installed on a communication site. Broadband customers such as PCS, cellular or ESMR generally pay substantially more monthly rent than paging or other narrowband customers. We also provide a lease/sublease service as part of our site leasing business whereby we lease space on a communication site and sublease the space to a wireless service provider.

  We believe that the site leasing portion of our business has significant potential for growth, and we intend to expand our site leasing business through increasing activity from our new tower builds and selective acquisitions. Our tower portfolio has continued to grow from 51 at year-end 1997 to 494 in 1998 to 1,163 in 1999. In 1999, we added 1,460 tenants on our towers, ending the year with 2,860 tenants.

  The following table indicates the number of our acquired and built towers on a state by state basis as of December 31, 1999:

                                                        New
                                                        ---
     Location of Towers           Acquired             Builds               Total               % of Total
     ------------------           --------             ------               -----               ----------
     North Carolina............       2                 116                   118                  10.1%
     Tennessee.................      23                  87                   110                   9.5
     South Carolina............       2                 107                   109                   9.4
     Georgia...................       9                  90                    99                   8.5
     Ohio......................      55                  22                    77                   6.6
     Florida...................      44                  21                    65                   5.6
     Texas.....................      32                  29                    61                   5.2
     New York..................      41                  17                    58                   5.0
     Pennsylvania..............      26                  21                    47                   4.0
     Wisconsin.................       9                  36                    45                   3.9
     Alabama...................      10                  25                    35                   3.0
     Oklahoma..................      12                  21                    33                   2.8
     Virginia..................       3                  30                    33                   2.8
     Connecticut...............       2                  26                    28                   2.4
     Kentucky..................      11                  13                    24                   2.1
     Michigan..................       2                  22                    24                   2.1
     Missouri..................      16                   5                    21                   1.8
     Minnesota.................      16                   4                    20                   1.7
     Illinois..................      10                   5                    15                   1.3
     Massachusetts.............       3                   9                    12                   1.0
     Iowa......................       8                   3                    11                    *
     Louisiana.................      11                   0                    11                    *
     West Virginia.............      10                   1                    11                    *
     Mississippi...............      10                   0                    10                    *
     Oregon....................       0                  10                    10                    *
     New Hampshire.............       0                   9                     9                    *
     Colorado..................       7                   1                     8                    *
     Delaware..................       0                   8                     8                    *
     Indiana...................       3                   3                     6                    *
     Kansas....................       6                   0                     6                    *
     Maryland..................       0                   6                     6                    *
     Nebraska..................       1                   5                     6                    *
     New Mexico................       6                   0                     6                    *
     Arkansas..................       3                   1                     4                    *
     New Jersey................       1                   3                     4                    *
     South Dakota..............       3                   0                     3                    *
     California................       2                   0                     2                    *
     Rhode Island..............       0                   2                     2                    *
     Washington................       0                   2                     2                    *
     Arizona...................       0                   1                     1                    *
     Idaho.....................       0                   1                     1                    *
     North Dakota..............       1                   0                     1                    *
     Utah......................       0                   1                     1                    *
                                    ---                 ---                 -----                 ----
       Total...................     400                 763                 1,163                 100%
                                    ===                 ===                 =====                 ====

     __________
     .  Less than 1%.

Build-to-Suit Programs

  Under our build-to-suit programs, we generally construct towers only after having signed an antenna site lease agreement with an anchor tenant and having made the determination that the initial or planned capital investment for those towers would not exceed a targeted multiple of expected tower cash flow from those towers after a certain period of time. In selling our build-to-suit programs, our personnel use their existing relationships in the wireless communications industry to target wireless service providers interested in outsourcing their network buildout. We make proposals for build-to-suit towers in response to competitive bids or specific requests and in circumstances where we believe the provider would have an interest in build-to-suit towers. Although the terms vary from proposal to proposal, we typically sign a five-year lease agreement with an anchor tenant, with four or five additional five-year renewal periods at the option of the lessee. While the proposed monthly rent also varies, broadband customers such as PCS, cellular or ESMR generally pay more than the aggregate monthly rent paid by paging or other narrowband customers. In addition, anchor tenants will typically pay lower monthly rents than subsequent tenants of a similar type service. In some cases, an anchor tenant may also enjoy an introductory lease rate for a period of time.

  If a wireless provider accepts the terms of the proposal submitted by us, the provider will award us a non-binding mandate to pursue specific sites. Based on the status of the geographic areas we have been given a mandate to pursue, we will perform due diligence investigations for a designated period during which time we will analyze the site based on a number of factors, including colocation opportunities, zoning and permitting issues, economic potential of the site, difficulty of constructing a multi-tenant tower and remoteness of the site. These mandates are non-binding agreements and either party may terminate the mandate at any time.

  If, after our due diligence investigation during the mandate, we conclude that it is economically feasible to construct the towers requested by the wireless service provider, we will enter into an antenna site lease agreement with the provider. In certain limited circumstances we are contractually obligated to build a tower for the carrier regardless of the outcome of our due diligence investigation. We have negotiated several master build-to-suit agreements, including antenna site lease terms, with providers in specific markets that we believe will facilitate our obtaining build-to-suit programs from these providers in those markets. The antenna site lease agreements typically provide that all obligations are conditioned on our receiving all necessary zoning approvals where zoning remains to be obtained. Certain of the antenna site lease agreements contain penalty or forfeiture provisions in the event the tower is not completed within specified time periods.


 Strategic Siting

  Our strategic siting activities focus on developing new towers in locations chosen by us, instead of by an anchor tenant in a build-to-suit program. As of December 31, 1999, of our total 763 new builds, 103 were through our strategic siting programs, and we expect this number to grow in the future. We try to identify attractive locations for new towers and complete pre-construction procedures necessary to secure the site in advance of demand from a specific customer. We may invest in the zoning and permitting of these strategic sites, and even the construction of the towers, when we have not yet obtained an anchor tenant if we believe that demand for the site will exist in the near term, or that a competitor of ours may acquire the site if we wait until an anchor tenant is secured. We may also build a strategic site without a tenant for competitive or zoning reasons. However, we generally will not build a tower on a strategic site until we have signed a lease with a tenant. We are limited under the terms of our senior credit facility to building towers on strategic sites without signed tenants to a number not exceeding 7% of our total tower portfolio at any time.


 Acquisitions

  We actively pursue acquisitions of communication sites. Our acquisition strategy, like our new build strategy, is financially-oriented as opposed to geographically or customer-oriented. Our goal is to acquire towers that have an initial or planned capital investment not exceeding a targeted multiple of expected tower cash flow from the acquired towers after a certain period of time. We determine tower cash flow by subtracting from gross tenant revenues the direct expenses associated with operating the communication site, such as ground lease payments, real estate taxes, utilities, insurance and maintenance.

  Our dedicated mergers and acquisitions personnel direct our acquisition activities and are responsible for identification, negotiation, documentation and consummation of acquisition opportunities, as well as the coordination and management of independent advisors and consultants retained by us from time to time in connection with acquisitions. In addition to our mergers and acquisitions personnel, we rely on our national field representatives to identify potential acquisitions. Our field representatives identify generally smaller acquisition prospects, involving one to ten towers, and often provide us with the exclusive opportunity to structure and consummate a transaction with the potential seller. We believe that our field representatives and knowledge of potential acquisition candidates gained through our substantial site development business experience provide us with a competitive advantage. This information will permit us to identify and consummate acquisitions on more favorable terms than would be available to us through competitively-bid or brokered acquisition prospects. As is the case with our new tower builds, our focus is to acquire multi-tenant communication sites with under-used capacity in locations that we believe will be attractive to wireless service providers that have not yet built out their service in these locations.

 Lease/Sublease

  Under our lease/sublease program, we lease antenna space on a communication site and then sublease the space to wireless service providers. When these lease/subleases were first signed, these providers chose the financial benefits associated with the lease/sublease program, which include reduced capital expenditures, as compared to paying for site development services on a fee basis. Wireless paging providers comprise a significant majority of customers who sublease antenna sites from us. The subleases generally have original terms of five years, with four or five renewal periods of five years each at the option of the lessee, and usually provide for annual or periodic price increases.

 Maintenance and Management

  Once acquired or constructed, we maintain and manage our communication sites through a combination of in-house personnel and independent contractors. We also manage communication sites for third parties. In-house personnel are responsible for oversight and supervision of all aspects of site maintenance and management, and are particularly responsible for monitoring security access and lighting, RF emission and interference issues, signage, structural engineering and tower capacity, tenant relations and supervision of independent contractors. We hire independent contractors locally to perform routine maintenance functions such as landscaping, pest control, snow removal, vehicular access, site access and equipment installation oversight. We engage independent contractors on a fixed fee or time and materials basis or, in a few limited circumstances where these contractors were sellers of towers to us, for a percentage of tower cash flow.

  Our network operations center in Boca Raton, Florida centrally monitors security access and lighting for our towers, as well as other functions. As the number of communication sites we own and manage increases, we anticipate incurring greater expenditures to expand our maintenance infrastructure, including expenditures for personnel and computer hardware and software. We expect these expenditures to be marginal compared to the anticipated increased revenues from site leasing.


Site Development Business

  We offer various site development services to our customers including network predesign, site selection, site acquisition, zoning and permitting, and construction and installation. These services are the same ones we employ for our own benefit when we build towers for our ownership.

  Once we are awarded a site development project, we dispatch a site development team to the project site and establish a temporary field office for the duration of the project. The site development team is typically composed of our permanent employees and supplemented with local hires employed only for that particular project. A team leader is assigned to each phase of the site development project and reports to a project manager who oversees all team leaders. Upon the completion of a site development project, the project office is typically closed and all of our permanent employees are either relocated to another project or directed to return to one of our offices.

  We generally set prices for each site development service separately. Customers are billed for these services on a fixed price or time and materials basis and we may negotiate fees on individual sites or for groups of sites.

  We provide tower construction, antenna installation and terminal switch construction on a turnkey basis throughout the United States through our construction subsidiary, Com-Net Construction Services, Inc. We began offering direct, as opposed to subcontracted, construction services in 1997 with our acquisition of Communications Site Services, Inc., (later merged into ComNet Construction Services, Inc.) which provided us with in-house tower construction and antenna installation capability. We expanded our operations through the acquisition of Com-Net Construction Services, Inc. in 1999 to include additional tower construction and antenna installation capability, as well as the ability to construct terminal switches for competitive local exchange carriers, Internet service providers and other telecommunications providers.

  We currently provide all of our construction services under the name of Com-Net Construction Services, Inc. Com-Net provides development and construction services, including clearing sites, laying foundations and electrical and telecommunications lines, constructing terminal switches, equipment shelters and towers. We have constructed and expect to continue to construct a portion of our towers in the future, and provide antenna installation services for tenants on our towers. In addition to building our own towers, we have designed and built tower sites for a number of customers, including AT&T Wireless, BellSouth Cellular Corporation, GTE, Nextel and Sprint PCS. We believe we cost-effectively and timely complete construction projects, in part, because our site development personnel are cross-trained in all areas of site development, construction and antenna installation.


Customers

  Since commencing operations, we have performed site leasing and site development services for many of the largest wireless service providers. The majority of our contracts have been for PCS broadband, ESMR, cellular and paging customers. We also serve wireless data and Internet, PCS narrowband, SMR, multichannel multipoint distribution service, or MMDS, and multipoint distribution service, or MDS, wireless providers. In both our site development and site leasing businesses, we work with large national providers and smaller local, regional or private operators. In 1998, our largest site development customers were Sprint PCS, BellSouth Mobility DCS and Pacific Bell Mobile Services, representing 41.3%, 23.8% and 13.5%, respectively. For the year ended December 31, 1999, Sprint PCS and BellSouth provided 20.8% and 13.9% of our site development revenues. PageNet represented 33.4% of our site leasing revenue for 1998 and 16.5% for the year ended December 31, 1999. These PageNet revenues come primarily from our lease/sublease component of our site leasing business. For the year ended December 31, 1999 our other major site leasing customers were Nextel, Sprint PCS, and BellSouth Mobility DCS, representing 9.3%, 9.3%, and 8.8%, respectively. No other customer represented more than 10.0% of our revenues.

  During the past two years, we provided services for a number of customers, including:

          Aerial Communications                      Pacific Bell Mobile Service
          Airtouch                                   PageNet
          ALLTEL                                     Powertel
          AT&T Wireless Services                     PrimeCo PCS
          Bell Atlantic NYNEX Mobile Systems         Southwestern Bell
          BellSouth Mobility DCS                     Sprint PCS
          Horizon PCS                                Telecorp PCS
          IXC Communications                         Teligent
          KMC Telecom                                Tritel PCS
          LEAP Wireless                              Triton PCS
          MediaOne Group                             360 Communications Company
          Metricom                                   US West Communication
          Nextel                                     VoiceStream
          Omnipoint                                  WinStar

Sales and Marketing

  Our sales and marketing goals are:

  .  to continue to grow our site leasing business;

  . to further cultivate existing customers to obtain mandates for build-to-suit programs as well as to sell site development services;

  . to use our contacts and industry knowledge to better identify attractive locations for new tower builds;

  . to use existing relationships and develop new relationships with wireless service providers to lease antenna space on our owned or managed communication sites;

  . to form affiliations with select communications systems vendors who use end-to-end services, including those provided by us, which will enable us to market our services and product offerings through additional channels of distribution; and

  .  to sustain a market leadership position in the site development business.

  Historically, we have capitalized on the strength of our experience, performance and relationships with wireless service providers to position ourselves for additional site development business. We have leveraged these attributes to obtain build-to-suit mandates, and we expect to continue to do so in the future. We also use these attributes to identify attractive locations to build towers on strategic sites.

  We approach sales on a company-wide basis, involving many of our employees.
We have a dedicated sales force which is supplemented by members of our executive management team. Our dedicated salespeople are based regionally as well as in the corporate office. We also rely on our regional managers, territory managers and other operations personnel to sell our services and cultivate customers. Our strategy is to delegate sales efforts to those employees of ours who have the best relationships with the wireless service providers. Most wireless service providers have national corporate headquarters with regional offices. We believe that most decisions for site development and site leasing services are made by providers at the regional level with input from their corporate headquarters. Our sales representatives work with provider representatives at the local level and at the national level when appropriate. Our sales staff compensation is heavily weighted to incentive-based goals and measurements. A substantial number of our operations personnel have sales-based incentive components in their compensation plans.

In addition to our marketing and sales staff, we rely upon our executive and operations personnel on the national and field office levels to identify sales opportunities within existing customer accounts, as well as acquisition opportunities.

  Our primary marketing and sales support is centralized and directed from our headquarters office in Boca Raton, Florida and is supplemented by our regional and territory offices. We have a full-time staff dedicated to our marketing efforts. The marketing and sales support staff are charged with implementing our marketing strategies, prospecting and producing sales presentation materials and proposals.


Competition

  We compete for site leasing tenants with:

  . wireless service providers that own and operate their own tower footprints and lease, or may in the future decide to lease, antenna space to other providers;

  . site development companies that acquire antenna space on existing towers for wireless service providers, manage new tower construction and provide site development services;

  .  other large independent tower companies; and

  .  smaller local independent tower operators.

  Wireless service providers that own and operate their own tower networks generally are substantially larger and have greater financial resources than we do. We believe that tower location and capacity, price, quality of service and density within a geographic market historically have been and will continue to be the most significant competitive factors affecting the site leasing business. We also compete for development and new tower construction opportunities with wireless service providers, site developers and other independent tower operating companies and believe that competition for site development will increase and that additional competitors will enter the tower market, some of which may have greater financial resources than we do.

  The following is a list of our primary competitors for new tower builds and tower acquisitions: American Tower Corporation, Crown Castle International Corp., Lodestar Communications, Pinnacle Tower, Spectrum Resources and SpectraSite Communications.

  We believe that the majority of our competitors in the site development business operate within local market areas exclusively, while some firms appear to offer their services nationally, including American Tower Corporation, Bechtel, Black & Veach, Mastec, NLS, Pyramid and SpectraSite Communications. The market includes participants from a variety of market segments offering individual, or combinations of, competing services. The field of competitors includes site development consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors, which provide end-to-end site development services through multiple subcontractors, and providers' internal staff. We believe that providers base their decisions on site development services on a number of criteria, including a company's experience, track record, local reputation, price and time for completion of a project. We believe that we compete favorably in these areas.


Employees

  As of December 31, 1999, we had 582 employees, none of whom is represented by a collective bargaining agreement. We consider our employee relations to be good. Due to the nature of our business, we experience a "run-up" and "run-down" in the number of employees as site development projects are completed in one area of the country and are commenced in a different area.

Regulatory and Environmental Matters

  Federal Regulations. Both the FCC and FAA regulate towers used for wireless communications transmitters and receivers. These regulations control the siting and marking of towers and may, depending on the characteristics of particular towers, require prior approval and registration of tower facilities. Wireless communications devices operating on towers are separately regulated and independently licensed based upon the particular frequency used.

  Pursuant to the requirements of the Communications Act of 1934, the FCC, in conjunction with the FAA, has developed standards to consider proposals for new or modified antennas. These standards mandate that the FCC and the FAA consider the height of proposed antennas, the relationship of the structure to existing natural or man-made obstructions and the proximity of the antennas to runways and airports. Proposals to construct or to modify existing antennas above certain heights are reviewed by the FAA to ensure the structure will not present a hazard to aviation. The FAA may condition its issuance of a no-hazard determination upon compliance with specified lighting and/or marking requirements. The FCC will not license the operation of wireless telecommunications devices on towers unless the tower has been registered with the FCC or a determination has been made that a registration is not necessary. The FCC will not register a tower unless it has been cleared by the FAA. The FCC may also enforce special lighting and painting requirements. Owners of wireless transmissions towers may have an obligation to maintain painting and lighting to conform to FCC standards. Tower owners also bear the responsibility of notifying the FAA of any tower lighting outage. In addition, any applicant for an FCC antenna structure registration must certify that, consistent with the Anti-Drug Abuse Act of 1988, neither the applicant nor its principals have been convicted of a federal drug crime. We generally indemnify our customers against any failure to comply with applicable regulatory standards. Failure to comply with the applicable requirements may lead to civil penalties.

  The Telecommunications Act of 1996 amended the Communications Act of 1934 by preserving state and local zoning authorities jurisdiction over the construction, modification and placement of towers. The new law, however, limits local zoning authority by prohibiting any action that would (1) discriminate between different providers of personal wireless services or (2) ban altogether the construction, modification or placement of radio communication towers. Finally, the Telecommunications Act of 1996 requires the federal government to help licensees for wireless communications services gain access to preferred sites for their facilities. This may require that federal agencies and departments work directly with licensees to make federal property available for tower facilities.

  Owners and operators of antennas may be subject to, and therefore must comply with, environmental laws. The FCC's decision to license a proposed tower may be subject to environmental review pursuant to the National Environmental Policy Act of 1969, which requires federal agencies to evaluate the environmental impacts of their decisions under certain circumstances. The FCC has issued regulations implementing the National Environmental Policy Act. These regulations place responsibility on each applicant to investigate any potential environmental effects of operations and to disclose any significant effects on the environment in an environmental assessment prior to constructing a tower. In the event the FCC determines the proposed tower would have a significant environmental impact based on the standards the FCC has developed, the FCC would be required to prepare an environmental impact statement, which will be subject to public comment. This process could significantly delay the registration of a particular tower.

  As an owner and operator of real property, we are subject to certain environmental laws that impose strict, joint and several liability for the cleanup of on-site or off-site contamination and related personal or property damages. We are also subject to certain environmental laws that govern tower placement, including pre-construction environmental studies. Operators of towers must also take into consideration certain RF emissions regulations that impose a variety of procedural and operating requirements. The potential connection between RF emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive. We believe that we are in substantial compliance with and we have no material liability under any applicable environmental laws. These costs of compliance with existing or future environmental laws and liability related thereto may have a material adverse effect on our prospects, financial condition or results of operations.

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


RISK FACTORS

We may not secure as many site leasing tenants as planned.

  We may not be successful in growing our site leasing business. Our success depends to a large extent on our management's expectations and assumptions concerning future tenant demand for independently-owned communication sites and numerous other factors, many of which are beyond our control. Any material error in any of these expectations or assumptions could have a material adverse effect on our growth rate. Because most of our towers are newly constructed, and because these towers have little or no positive cash flow at the time of their construction, the risks of lower tenant demand for tower space are much greater for us than for a tower company which has grown its portfolio by acquiring towers with existing cash flow.

  We compete for site leasing tenants with: (1) wireless service providers that own and operate their own tower infrastructure and lease, or may in the future decide to lease, antenna space to other providers; (2) site development companies that acquire antenna space on existing towers for wireless service providers, manage new tower construction and provide site development services;
(3) other large independent tower companies; and (4) smaller local independent tower operators. Wireless service providers that own and operate their own tower infrastructure generally are substantially larger and have greater financial resources than we do. Several of the independent tower companies also have larger tower infrastructure and greater financial resources than we do. We believe that tower location and capacity, price, quality of service and density within a geographic market historically have been and will continue to be the most significant competitive factors affecting the site leasing business.

The number of towers we build, the number of tenants we add to our towers and our site development business revenues fluctuate from quarter to quarter.

  The number of towers we build, the number of tenants we add to our towers and the demand for our site development services fluctuate from period to period and within periods. Numerous factors cause these fluctuations, including:

  .  the timing of our customers' capital expenditures;

  . the number and significance of active customer engagements during a quarter;

  . delays incurred in connection with a project or a tenant installation of equipment;

  .  employee hiring;

  .  the use of consultants; and

  .  the rate and volume of wireless service providers' tower build-outs.

  While the demand for our site development services fluctuates, we incur significant fixed costs, such as maintaining a staff and office space in anticipation of future contracts, even when there is no current business. The timing of revenues is difficult to forecast as our sales cycle can be relatively long and may depend on factors such as the size and scope of assignments, budgetary cycles and pressures and general economic conditions. With respect to new tenant leases, in some cases revenue commencement trails execution of the lease due to contractual terms, which are typical in the industry, and which provide for revenue to commence upon installation of the tenant's equipment on the tower, which can be 90 days or more after the execution of the lease. Seasonal factors, such as weather, vacation days and total business days in a quarter, and the business practices of customers, such as deferring commitments on new projects until after the end of the calendar year or the customers' fiscal year, may add to the variability of new tower builds and revenues and could have a material adverse effect on our growth rate, prospects, financial condition or results of operations. Consequently, the number of towers we build and the operating results of our site leasing and development businesses for any particular period may vary significantly, and should not be considered as indicative of long-term results.


We face zoning and other restrictions on our ability to construct new towers.

  Our growth strategy depends on our ability to construct and operate towers in a timely and cost-effective manner. A number of factors beyond our control can affect our ability to construct new towers, including:

  .  zoning and local permitting requirements;

  .  Federal Aviation Administration considerations;

  .  availability of tower components and construction equipment;

  .  skilled construction personnel; and

  .  bad weather conditions.

In addition, as the concern over tower proliferation has grown in recent years, certain communities have placed restrictions on new tower construction or have delayed granting permits required for construction. We cannot assure you (1) that there will be a significant need for the construction of new towers once existing wireless service providers complete their tower infrastructure build-out, (2) of the number of mandates that we will be awarded or the number of mandates that will result in constructed towers, (3) that we will be able to overcome regulatory or other barriers to new construction or (4) that the number of towers planned for construction will be completed in accordance with the requirements of our customers. Certain of our anchor tenant leases contain penalty or forfeiture provisions in the event we do not complete the towers within specified time periods.

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

  Our growth strategy depends on our ability to acquire and operate existing towers not built by us to augment our existing tower network. Increased competition for acquisitions may result in fewer acquisition opportunities for us and higher acquisition prices. We regularly explore acquisition opportunities, and we are currently actively negotiating to acquire additional towers. As of December 31, 1999, we had letters of intent or definitive agreements to acquire 94 towers in 23 separate transactions from an aggregate purchase price of approximately $39.2 million.

  We may not be able to identify, finance and complete future acquisitions of towers or tower companies on acceptable terms or may not be able to profitably manage and market available space on any towers that we acquire. We may also face challenges in integrating newly acquired towers or tower companies and may face difficulties in retaining current lessees on newly acquired towers. The extent to which we are unable to construct or acquire additional towers, or profitably manage these tower operations, may have a material adverse effect on our results of operations.


We are not profitable and expect to continue to incur losses.

  We incurred net losses of $19.9 million for the year ended December 31, 1998 and $34.6 million for the year ended December 31, 1999. Our losses are principally due to significant depreciation, amortization and interest expense. We have not achieved profitability and expect to continue to incur losses for the foreseeable future.


Our mandates may not yield binding agreements.

  As of December 31, 1999, we had non-binding mandates to build over 335 towers under build-to-suit programs for wireless service providers. Although we believe that the majority of these non-binding mandates will result in long-term anchor leases for specific communication towers, there are a number of steps that need to occur before any leases are executed. These steps include, in some cases, finalizing build-out plans by the customers who have awarded the mandates, completing due diligence by us and our customers and finalizing other definitive documents between the parties. As a result, we cannot assure you as to the percentage of current and future non-binding mandates that will ultimately result in binding anchor tenant leases and constructed towers.


We expect revenues from the consulting segment of our site development business to continue to decline.

  Our growth strategy is primarily focused on expanding our site leasing business, as opposed to our site development business. However, you should be aware that a substantial portion of our revenues has historically come from the consulting segment of our site development business. We believe that wireless service providers have begun to move away from the traditional build-out formula where those providers contract for site development services for a fee and invest the capital necessary to build and own their own network of communications towers. We believe that the use of build-to-suit programs is rapidly becoming the preferred method of wireless network expansion. As wireless service providers have moved away from the traditional build-out formula, our site development revenues from the consulting segment declined in each of 1997, 1998 and 1999, and we could experience a further decline in 2000. We expect this trend to continue for the foreseeable future as our customers continue to move toward build-to-suit programs and other outsourcing alternatives and away from wireless service provider-funded site development and ownership.


We will need to seek additional financing to fund our business plan.

  Our business strategy contemplates substantial capital expenditures in connection with the expansion of our tower infrastructure by agreeing with wireless carriers to assume ownership or control of their existing towers, by pursuing build-to-suit opportunities and by exploring other tower acquisition opportunities.

  Our cash capital expenditures for the year ended December 31, 1999 were $208.9 million. We currently estimate that we will make at least $200.0 million to $250.0 million of cash capital expenditures in fiscal year 2000 for the construction and acquisition of communication sites, which will consist primarily of towers. Based on our current operations and anticipated revenue growth, we believe that, if our business strategy is successful, cash flow from operations and available cash, together with available borrowings under our senior credit facility, will be sufficient to fund our anticipated cash capital expenditures through the middle of 2001. Thereafter, however, or in the event we exceed our currently anticipated cash capital expenditures by the middle of 2001, or are unable to fully draw on our senior credit facility, we anticipate that we will need to seek additional equity or debt financing to fund our business plan. Additional financing may not be available on commercially acceptable terms or at all, and additional debt financing may not be permitted by the terms of our existing indebtedness, including our senior discount notes. Prior to March 1, 2003, interest expense on our outstanding senior discount notes will consist solely of non-cash accretion of original issue discount and these notes will not require cash interest payments. After that time, our outstanding senior discount notes will have accreted to $269.0 million and will require annual cash interest payments of approximately $32.3 million. If we are required to issue additional common equity to finance our capital expenditures, it could be dilutive to our existing shareholders. To the extent we are unable to finance future capital expenditures, we will be unable to achieve our currently contemplated business goals.


The expansion of our business may strain our resources.

  Expanding our business may impose significant strains on our management, operating systems and financial resources. In addition, we anticipate that our operating expenses may increase during the next few years from their 1999 levels as we construct and acquire additional tower assets. Our failure to manage our growth or unexpected difficulties encountered during expansion could have a material adverse effect on our results of operations. The pursuit and integration of new tower build-outs in addition to future acquisitions, investments, joint ventures and strategic alliances will require substantial attention from our senior management, which will limit the amount of time available to devote to our existing operations.

  From January 1, 1995 to December 31, 1999, our work force increased from 82 to 582 employees. This growth has placed, and will likely continue to place, a substantial strain on our administrative, operational and financial resources. In addition, as part of our business strategy, we may acquire complementary businesses or expand into new businesses. We may not be able to manage our growth successfully and our management, personnel or operational and financial control systems may not be adequate to support expanded or complementary operations. Any of these inabilities or inadequacies could have a material adverse effect on our growth rate, prospects, financial condition or results of operations.


If demand for wireless communication services decreases, our revenue will be adversely affected.

  Substantially all of our customers to date have been providers of wireless communications services and, therefore, our success is dependent on their success. Demand for our services is dependent on demand for communication sites from wireless service providers, which, in turn, is dependent on the demand for wireless services. A slowdown in the growth of, or reduction in demand, in a particular wireless communication segment could adversely affect the demand for communication sites. Most types of wireless services currently require ground-based network facilities, including communication sites for transmission and reception. The extent to which wireless service providers lease these communication sites depends on a number of factors beyond our control, including:

  .  the level of demand for wireless services;

  . the financial condition and access to capital of wireless service providers;

  . the strategy of wireless service providers with respect to owning or leasing communication sites;

  .  government licensing of broadcast rights; and

  .  changes in telecommunications regulations and general economic conditions.

In addition, wireless voice service providers frequently enter into roaming agreements with competitors allowing them to use one another's wireless communications facilities to accommodate customers who are out of range of their home provider's services. These roaming agreements may be viewed by wireless voice service providers as a superior alternative to leasing antenna space on communications sites owned or controlled by us. The proliferation of these roaming agreements could have a material adverse effect on our results of operations.

We depend on a relatively small number of customers for most of our revenues.

  We derive a significant portion of our revenues from a small number of customers. For example, during 1997, 1998, and 1999, our five largest customers accounted for approximately 89.9%, 91.4%, and 48.3% respectively, of our revenues from site development services. Sprint PCS, our largest customer for the years ended December 31, 1997, 1998, and 1999, accounted for 53.6%, 41.3%, and 20.8% respectively, of our revenues from site development services during those periods. Other large customers include BellSouth Mobility DCS, which accounted for 23.8% of our revenues from site development services for the year ended December 31, 1998 and 13.9% for the year ended December 31, 1999. PageNet represented 33.4% of our site leasing revenue for 1998 and 16.5% for the year ended December 31, 1999. These PageNet revenues come primarily from our lease/sublease component of our site leasing business. For the year ended December 31, 1999, our other major site leasing customers were Nextel, Sprint PCS, and BellSouth Mobility DCS which accounted for 9.3%, 9.3%, and 8.8% of our site leasing revenues. Our site development customers engage us on a project-by-project basis, and a customer can generally terminate an assignment at any time without penalty. In addition, a customer's need for site development services can decrease, and we may not be successful in establishing relationships with new clients. Moreover, our existing customers may not continue to engage us for additional projects. The substantial majority of our existing non-binding mandates are from Alamosa PCS, AT&T Wireless, BellSouth Mobility DCS, Horizon PCS, Georgia PCS and Sprint PCS. The loss of any significant customer could have a material adverse effect on our growth rate, prospects, financial condition or results of operations.

  Due to the long-term expectations of revenue from tenant leases, the tower industry is very sensitive to the creditworthiness of its tenants. Wireless service providers often operate with substantial leverage, and financial problems for our customers could result in uncollected accounts receivable, in the loss of customers and the associated lease revenues, or in a reduced ability of these customers to finance expansion activities.


Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our payment obligations.

  We have a significant amount of indebtedness. The following chart shows certain important credit information:

                                                     At December 31,
                                                     ---------------
                                                           1999
                                                           ----
                                                  (dollars in thousands)

               Total indebtedness...............       $320,767
               Stockholders' equity.............       $ 48,582

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

  . place us at a competitive disadvantage to our competitors that are less leveraged; and

  . limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds. Failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on our growth rate, prospects, financial condition or results of operations.

  Our ability to service our debt obligations will depend on our future operating performance, which will be affected by prevailing economic conditions in the wireless communications industry, and financial, business and other factors, certain of which are beyond our control. If we are unable to generate sufficient cash flow from operations to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing, delaying or eliminating acquisitions of towers or related service companies, delaying tower construction and other capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. We may not be able to effect any of these alternative strategies on satisfactory terms, if at all. The implementation of any of these alternative strategies could have a material adverse effect on our growth rate.

  Our senior credit facility and the indenture governing our senior discount notes each contains certain restrictive covenants. The senior credit facility also requires us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those tests. A breach of any of these covenants could result in a default under the senior credit facility and the indenture governing our senior discount notes. Upon the occurrence of certain bankruptcy events, the outstanding principal, together with all accrued interest, will automatically become immediately due and payable. If any other event of default should occur under the senior credit facility, our lenders can elect to declare all amounts of principal outstanding under the senior credit facility, together with all accrued interest, to be immediately due and payable. Either of these events could also result in the triggering of cross-default or cross-acceleration provisions in other instruments, permitting acceleration of the maturity of additional indebtedness. If we were unable to repay amounts that become due under the senior credit facility, our lenders could proceed against the collateral granted to them to secure that indebtedness. If the indebtedness under the senior credit facility were to be accelerated, our assets may not be sufficient to repay in full the indebtedness. Substantially all of our assets are pledged as security under the senior credit facility.

  Our earnings have been insufficient to cover our fixed charges since the issuance of our senior discount notes, assuming the accretion on the notes as a fixed charge. We expect our earnings to continue to be insufficient to cover our fixed charges for the foreseeable future. We may be able to incur substantial additional indebtedness in the future. If new debt is added to our current debt levels, the related risks that we face could intensify.

We must comply with a variety of extensive regulations.

  We are subject to a variety of regulations, including those at the federal, state and local level. Both the Federal Communications Commission and the Federal Aviation Administration regulate towers and other sites used for wireless communications transmitters and receivers. Such regulations control siting, lighting and marking of towers and may, depending on the characteristics of the tower, require prior approval or registration of tower facilities. Wireless communications devices operating on towers are separately regulated and independently licensed based upon the regulation of the particular frequency used. Proposals to construct new communication sites or to modify existing communication sites are reviewed by both the FCC and the FAA to ensure that a site will not present a hazard to aviation. Construction or modification of these structures is also subject to the National Environmental Policy Act, which requires additional review of any tower that may have a significant effect upon the quality of the human environment. Owners of towers may have an obligation to paint the towers or install lighting to conform to FCC and FAA standards and to maintain such painting or lighting. Tower owners also bear the responsibility for notifying the FAA of any tower lighting failures. We generally indemnify our customers against any failure to comply with applicable standards. Failure to comply with applicable requirements may lead to civil penalties.

  Local regulations include city or other local ordinances, zoning restrictions and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require tower owners to obtain approval from local officials or community standards organizations prior to tower construction. Local regulations can delay or prevent new tower construction or site upgrade projects, thereby limiting our ability to respond to customers' demands. In addition, these regulations may increase the timing and costs associated with new tower construction. Additional regulations could be adopted which could increase these delays or result in additional costs to us. These factors could have a material adverse effect on our growth rate, prospects, financial condition or results of operations and on our ability to implement and/or achieve our business objectives in the future. Our customers may also become subject to new regulations or regulatory policies that adversely affect the demand for communication sites.

  Our operations are also subject to federal, state and local environmental laws and regulations regarding the use, storage, disposal, emission, release and remediation of hazardous and nonhazardous substances, materials or wastes. Under certain of these environmental laws, we could be held strictly liable for the remediation of hazardous substance contamination at our facilities or at third-party waste disposal sites, and could also be held liable for any personal or property damage related to the contamination. Although we believe that we are in substantial compliance with, and have no material liability under, applicable environmental laws, the costs of compliance with existing or future environmental laws and liability related to those laws may have a material adverse effect on our business.

  We and the wireless service providers that use our towers are also subject to government requirements and other guidelines relating to radio frequency, or RF, emissions. The potential connection between RF emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial studies by the scientific community in recent years. To date, the results of these studies have been inconclusive. Although we have not been subject to any claims relating to RF emissions, we may be subject to these claims in the future.


Our towers are subject to damage from natural disasters.

  Our towers are subject to risks associated with natural disasters such as tornadoes, hurricanes and earthquakes. We maintain insurance to cover the estimated cost of replacing damaged towers, but these insurance policies are subject to caps and deductibles. We also maintain third party liability insurance to protect us in the event of an accident involving a tower. A tower accident for which we are uninsured or underinsured, or damage to a tower or group of towers, could have a material adverse effect on our financial condition.


New technologies may undermine the success of our operations.

  The emergence of new technologies could have a negative impact on our operations. For example, the FCC has granted license applications for several low-earth orbiting satellite systems that are intended to provide mobile voice and data services. Although these systems are highly capital intensive and have only begun to be tested, mobile satellite systems could compete with land-based wireless communications systems. In addition, products are currently being developed which may permit multiple wireless carriers to use a single antenna. These systems and products could reduce the demand for our infrastructure services or space on our towers. These events could have a material adverse effect on our growth rate, prospects, financial condition or results of operations.


Because of our holding company structure, we depend on our subsidiaries for cash flow. Our access to this cash flow is restricted.

  We are a holding company with no business operations of our own. Our only significant asset is and will be the outstanding capital stock of our subsidiaries. We conduct, and will conduct, all of our business operations through our subsidiaries. Accordingly, our only source of cash to pay our obligations is distributions from our subsidiaries of their net earnings and cash flow. We currently expect that the earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including to service their debt obligations. Even if our subsidiaries determined to make a distribution to us, applicable state law and contractual restrictions, including the dividend covenants contained in our senior credit facility, may not permit these dividends or distributions.


Steven E. Bernstein will control the outcome of shareholder votes.

  Steven E. Bernstein, our President and Chief Executive Officer, beneficially owns 100% of the outstanding shares of Class B common stock. As of March 3, 2000, Mr. Bernstein controlled approximately 69.8% of the total voting power of both classes of common stock. As a result, Mr. Bernstein will have the ability to control the outcome of all matters determined by a vote of our common shareholders when voting together as a single class, including the election of all of our directors.


We depend on the services of our executive officers.

  Our success depends to a significant extent upon the continued services of Steven E. Bernstein, our President and Chief Executive Officer, Daniel J. Eldridge, our President--Com-Net Construction Services, Ronald G. Bizick, II, our Executive Vice President-East, Michael N. Simkin, our Executive Vice President-West, Jeffrey A. Stoops, our Chief Financial Officer, and Robert M. Grobstein, our Chief Accounting Officer. Each of Messrs. Bizick, Simkin and Stoops has an employment agreement. We do not have an employment agreement with Messrs. Bernstein, Eldridge, or Grobstein. Mr. Bernstein's compensation and other terms of employment are determined by the Board of Directors. The loss of the services of any of Messrs. Bernstein, Eldridge, Bizick, Simkin, Stoops, Grobstein or other key managers or employees, could have a material adverse effect upon our prospects or results of operations.


We need to attract, retain and manage skilled employees.

  Our business involves the delivery of professional services and is labor-intensive. Our success depends in large part upon our ability to attract, develop, motivate and retain skilled employees. We compete with other wireless communications firms and other enterprises for employees with the skills required to perform our services. We cannot assure you that we will be able to attract and retain a sufficient number of highly-skilled employees in the future or that we will continue to be successful in training, retaining and motivating employees. The loss of a significant number of employees and/or our inability to hire a sufficient number of qualified employees could have a material adverse effect on our results of operations or growth rate.


ITEM 2.  PROPERTIES

  We are headquartered in Boca Raton, Florida, where we currently lease approximately 32,000 square feet of space. We open and close project offices from time to time in connection with our site development business, and new tower build projects which offices are generally leased for periods not to exceed 18 months. We have entered into longer leases for regional and Com-net office locations where we expect our activities to be longer-term.

  Our interests in communications sites are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, private easements, easements and licenses or rights-of-way granted by government entities. Please refer to "Site Leasing Business" for a listing of the locations of our owned towers.

ITEM 3.  LEGAL PROCEEDINGS

  From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business. We are not a party to any legal proceeding, the adverse outcome of which, individually or taken together with all other legal proceedings, is expected to have a material adverse effect on our prospects, financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to the vote of security holders during the fourth quarter of fiscal 1999.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Class A common stock commenced trading under the symbol SBAC on the NASDAQ National Market System (NASDAQ NMS) on June 16, 1999. The following table presents trading information for the Class A common stock for the periods indicated, since June 16, 1999, on the NADSAQ NMS.


           1999                                          High      Low
           ----                                          ----      ---
           Quarter ended June 30 (commencing June 16)  $ 10.25   $  7.75
           Quarter ended September 30                   15.375     9.063
           Quarter ended December 31                     18.75     9.438

     As of March 3, 2000, there were 207 record holders of the Class A common stock, and two record holders of the Class B common stock.

     This Company has not paid a dividend on any class of common stock and anticipates that it will retain future earnings, if any, to fund the development and growth of its business. We do not anticipate paying cash dividends on any of our common stock in the foreseeable future. In addition, the Company is restricted under the Senior 12% discount notes from paying dividends or making distributions and repurchasing, redeeming or otherwise acquiring any shares of common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

The following table sets forth summary historical financial data as of and for the years ended December 31, 1995, 1996, 1997, 1998, and 1999 that has been derived from, and is qualified by reference to, our audited financial statements. The financial statements for periods ending on or prior to December 31, 1996 are the combined financial statements of SBA, Inc. and SBA Leasing, Inc., two predecessor companies that we acquired during the first quarter of 1997. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this report.

                                                                                             Years ended December 31,
                                                                        --------------------------------------------------------
                                                                          1995      1996       1997         1998          1999
                                                                        --------  --------  -----------  -----------  ----------
                                                                              (dollars in thousands, except per share data)
Operating Data:
Revenues:
  Site development revenue.......................................       $22,700   $60,276   $   48,241   $   46,705   $    60,570
  Site leasing revenue...........................................         2,758     4,530        6,759       12,396        26,423
                                                                        -------   -------   ----------   ----------   -----------
  Total revenues.................................................        25,458    64,806       55,000       59,101        86,993
                                                                        -------   -------   ----------   ----------   -----------

Cost of revenues (exclusive of depreciation shown below):
  Cost of site development revenue...............................        13,993    39,822       31,470       36,500        46,279
  Cost of site leasing revenue...................................         2,121     3,638        5,356        7,281        12,134
                                                                        -------   -------   ----------   ----------   -----------
  Total cost of revenues.........................................        16,114    43,460       36,826       43,781        58,413
                                                                        -------   -------   ----------   ----------   -----------

  Gross profit...................................................         9,344    21,346       18,174       15,320        28,580

Selling, general and administrative(a)(b)........................         5,968    17,754       12,033       18,302        19,309
Depreciation and amortizaiton....................................            73       160          514        5,802        16,557
                                                                        -------   -------   ----------   ----------   -----------

Operating income (loss)..........................................         3,303     3,432        5,627       (8,784)       (7,286)
Interest income..................................................             6         7          644        4,303           881
Interest expense.................................................           (11)     (139)        (407)      (1,197)       (5,244)
Non cash amortization of original issue discount and
  debt issuance costs............................................             -         -            -      (15,710)      (22,063)
Other............................................................             -         -            -          (37)           48
                                                                        -------   -------   ----------   ----------   -----------

Income (loss) before income taxes and extraordinary item.........         3,298     3,300        5,863      (21,425)      (33,664)
(Provision) benefit for income taxes(d)..........................        (1,319)   (1,320)      (5,596)       1,524           223
                                                                        -------   -------   ----------   ----------   -----------

Net income (loss) before extraordinary item......................         1,979     1,980          267      (19,901)      (33,442)
Extraordinary item...............................................             -         -            -            -        (1,150)
                                                                        -------   -------   ----------   ----------   -----------

Net income (loss)................................................         1,979     1,980          267      (19,901)      (34,591)
Dividends on preferred stock.....................................             -         -         (983)      (2,575)          733
                                                                        -------   -------   ----------   ----------   -----------
Net loss available to common shareholders........................       $ 1,979   $ 1,980   $     (716)  $  (22,476)  $   (33,858)
                                                                        =======   =======   ==========   ==========   ===========

Basic and diluted loss per common share before extraordinary
  item                                                                                          $(0.09)      $(2.64)       $(1.71)
Extraordinary item                                                                                   -            -         (0.06)
                                                                                            ----------   ----------   -----------
Basic and diluted loss per common share                                                         $(0.09)      $(2.64)       $(1.77)
                                                                                            ==========   ==========   ===========

Basic and diluted weighted average number of shares of
  common stock                                                                               8,075,000    8,526,052    19,156,027
                                                                                            ==========   ==========   ===========

OTHER DATA:
Adjusted EBITDA(c)...............................................       $ 3,376   $10,603   $    7,155   $   (2,377)  $     9,582
Net cash provided by (used in) operating activities..............          (533)    1,215        7,829        7,471        23,134
Net cash used in investing activities............................          (660)     (145)     (17,676)    (138,124)     (208,870)
Net cash provided by (used in) financing activities..............         1,298    (1,036)      15,645      151,286       162,124

                                                                        ---------------------------------------------------------
                                                                                              As of December 31,
                                                                        ---------------------------------------------------------
                                                                          1995      1996       1997         1998          1999
                                                                        --------  --------  -----------  -----------  -----------
                                                                                        (dollars in thousands)
Balance Sheet Data (at end of period):
Total assets.....................................................       $ 7,429   $18,060   $   44,797   $  214,573   $   429,823
Total debt.......................................................         1,500     4,921       10,184      182,573       320,767
Redeemable preferred stock.......................................             -         -       30,983       33,558             -
Common shareholders' equity (deficit)                                     4,793       102       (4,344)     (26,095)       48,582

(a) For the year ended December 31, 1995, selling, general and administrative expense includes cash compensation expense of $1.3 million representing the amount of officer compensation in excess of what would have been paid had the officer employment agreements entered into in 1997 been in effect during that period. For the year ended December 31, 1996, selling, general and administrative expense includes non-cash compensation expense of $7.0 million incurred in connection with the consolidation of the predecessor companies and cash compensation expense of $4.9 million representing the amount of officer compensation in excess of what would have been paid had the officer employment agreements entered into in 1997 been in effect during that period. For the year ended December 31, 1997, selling, general and administrative expenses include non-cash compensation expense of $1.0 million incurred in the consolidation of the predecessor companies. For the year ended December 31, 1998, selling, general and administrative expenses include non-cash compensation expense of $0.6 million incurred in connection with the issuance of stock options and Class A common stock. For the year ended December 31, 1999, selling, general and administrative expenses include non-cash compensation expense of $0.3 million incurred in connection with stock option activity.

(b) Selling, general and administrative expenses include corporate development expenses associated with our site leasing business that were incurred in connection with the acquisition or construction of owned towers. These expenses consist of compensation, overhead costs and site or deal specific costs that are not directly related to the administration or management of existing towers. All of these costs are expensed as incurred.

(c) EBITDA represents earnings before interest income, interest expense, other income, income taxes, depreciation and amortization. EBITDA is commonly used in the telecommunications industry to analyze companies on the basis of operating performance, leverage and liquidity. Adjusted EBITDA excludes the effect of the non-cash compensation expense referred to in footnote (a) above. Adjusted EBITDA is not intended to represent cash flows for the periods presented, nor has it been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Companies calculate adjusted EBITDA differently and, therefore, Adjusted EBITDA as presented for us may not be comparable to Adjusted EBITDA reported by other companies.

(d) Provision for income taxes for the year ended December 31, 1997 includes the tax effect of our conversion to a C corporation.


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

  While we intend to continue to offer site development services to wireless carriers and other telecommunications providers where demand and profitable opportunities exist, we will emphasize our site leasing business through the construction of owned towers for lease to wireless service providers, the acquisition of existing sites and the leasing, subleasing and management of other antennae sites. We believe that as the site development industry matures and as wireless service providers choose to outsource ownership of communication sites in order to conserve capital, our revenues and gross profit from the site development consulting segment of that business will continue to decline in the near term. We also believe that, over the longer term, site leasing revenues will increase as carriers move to outsource tower ownership and the number of towers we own grows.

  As a result of these trends and the shift in focus of our business, our earnings have declined in 1999 from prior periods and net interest expense, depreciation, amortization and capital expenditures have increased sharply as we accumulated towers. Our EBITDA, however, has increased to $9.6 million in 1999 as compared to $(2.4) million in 1998. The 1999 EBITDA figure excludes non-cash compensation expense of $.3 million and the 1998 EBITDA figure excludes non-cash compensation expense of $.06 million. Additionally, our capital expenditures may increase even more in 2000 as compared to 1999. We also anticipate that our operating expenses will remain at or above current levels as we continue to construct and acquire tower assets.

  We derive our revenues from two businesses - site development and site leasing. Our site development business consists of site development consulting and site development construction. We provide site development services, both consulting and construction, on a contract basis that is usually customer and project specific. We generally charge for site development services on either a time and materials basis or a fixed price basis. The majority of these services are performed on a fixed fee basis. We also provide site leasing services on a contract basis. Revenue from our site development business may fluctuate from period to period depending on construction activities, which are a function of our clients' build-out schedules, weather and other factors. Our antenna site leases are typically long-term agreements with renewal periods. Leases are generally paid on a monthly basis. Because of the low variable operating costs of the site leasing business, additional tenants on a tower generate disproportionately larger increases in tower cash flow.

  We have focused our capital deployment on building new towers and "mom and pop" acquisitions. Of the 1,163 towers we owned at December 31, 1999, 763 were new builds. In general, we have chosen to build rather than buy the substantial majority (64%) of our towers due to what we believe are more favorable economics. To date, our construction cost of a new tower averages approximately $225,000, while we believe the industry's average acquisition cost of a tower over the last two years has been approximately $400,000. At December 31, 1999, we had non-binding mandates from wireless service providers to build over 335 additional towers under build-to-suit programs, the majority of which we expect will result in binding anchor tenant lease agreements. We believe we have one of the largest numbers of non-binding build-to-suit mandates from wireless service providers in the industry. At December 31, 1999 we were pursuing over 700 new strategic builds in locations chosen by us based on our industry knowledge and experience.

  While we have focused primarily on new build towers for growth, we have also acquired 400 towers as of December 31, 1999. Our acquisition strategy has focused on small, "mom and pop" acquisition targets, those which we believe offer better opportunities for value. We seek to acquire towers where we can, through additional tenant leases, increase cash flow to substantially reduce the tower cash flow multiple from the multiple paid at acquisition. The 400 tower acquisitions to date have been completed at an average acquisition price of approximately $373,000 per tower and a 14.6 times multiple of annualized tower cash flow to purchase price, or an aggregate purchase price of $149.4 million. In addition to what we have already acquired, we are currently actively negotiating to acquire existing towers. At December 31, 1999, we had letters of intent or definitive agreements to acquire 94 towers in 23 separate transactions for an aggregate purchase price of approximately $39.2 million, or an average acquisition price of $417,000 per tower, and a 16.7 times multiple of annualized tower cash flow to purchase price. We cannot assure you that we will be able to close these transactions, or identify towers or tower companies to acquire in the future.

  On April 30, 1999, we acquired Com-Net Construction Services, Inc. Com-Net provides turnkey construction services of towers and terminal switches primarily throughout the mid-western, eastern and western United States. We issued 780,000 shares of our Class A common stock to the shareholders of Com-Net. In addition, as of December 31, 1999, the former shareholders of Com-Net were entitled to receive $2.5 million in cash and 320,000 additional shares of Class A common stock as a result of certain 1999 earnings targets being met. The former shareholders of Com-Net may receive up to an additional 400,000 shares of Class A common stock if certain 2000 earnings targets are met.

  On the same date, we acquired an affiliate of Com-Net, Com-Net Development Group, LLC. Com-Net Development Group owned 18 completed or substantially completed towers in Texas, Ohio and Tennessee and over 30 sites in various stages of development under build-to-suit programs. We paid $1.0 million in cash and assumed debt of approximately $2.5 million for Com-Net Development Group.


Results of Operations

  As we continue our transition into site leasing, operating results in prior periods may not be meaningful predictors of future prospects. You should be aware of the dramatic changes in the nature and scope of our business when reviewing the ensuing discussion of comparative historical results. We expect that the acquisitions consummated to date and any future acquisitions, as well as our new tower builds, will have a material impact on future revenues, expenses and net income. In particular, depreciation and amortization and net interest expense increased significantly in the year ended December 31, 1999 over the year earlier period, and are expected to continue to increase significantly in future periods. We believe that our new tower builds will have a material effect on future operations, which effect will probably be negative until the time, if ever, that the newly constructed towers attain higher levels of tenant use.

 1999 Compared to 1998

  Total revenues increased 47.2% to $87.0 million for 1999 from $59.1 million for 1998. Total site development revenue increased 29.7% to $60.6 million in 1999 from $46.7 million in 1998 due to an increase in site development construction revenue, which more than offset a decline in site development consulting revenue. Site development construction revenue increased 121.3% to $42.6 million for 1999 from $19.3 million for 1998, due to the acquisition of Com-Net on April 30,1999 as well as higher levels of activity. Site development consulting revenue decreased 34.6% to $18.0 million for 1999 from $27.4 million for 1998, due primarily to the decreased demand for site acquisition and zoning services from PCS licensees, as well as the increasing acceptance by wireless carriers of outsourced communication site infrastructure through build-to-suit programs where site acquisition and zoning services are provided by the tower owner. Site leasing revenue increased 113.2% to $26.4 million for 1999 from $12.4 million for 1998, due to a substantial number of revenue producing towers added during the period through new builds and acquisitions as well as the addition of new tenants on existing towers.

  Total cost of revenues increased 33.4% to $58.4 million for 1999 from $43.8 million for 1998. Site development cost of revenue increased 26.8% to $46.3 million in 1999 from $36.5 million in 1998 due to higher site development revenues. Site development consulting cost of revenue decreased 43.3% to $12.4 million for 1999 from $21.9 million for 1998, reflecting lower site development consulting revenues. Site development construction cost of revenue increased 131.9% to $33.9 million for 1999 from $14.6 million for 1998, due to higher site development construction revenues which resulted primarily from the acquisition of Com-Net. Site leasing cost of revenue increased 66.7% to $12.1 million for 1999 from $7.3 million for 1998, due primarily to the increased volume of towers owned resulting in an increased amount of lease payments to land owners. Included in site leasing cost of revenue is an additional expense of approximately $0.2 million relating to estimated obligations in fiscal year 2000 and beyond in connection with leases that were rejected in 1999 as part of the bankruptcy litigation of Conxus.

  Gross profit increased 86.6% to $28.6 million for 1999 from $15.3 million for 1998, due to the increase in both site development gross profit and site leasing gross profit. Gross profit for site development construction services increased 87.9% to $8.7 million for 1999 from $4.7 million for 1998 due to higher revenue. Gross profit for site development consulting services decreased 0.1% to $5.5 million for 1999 from $5.4 million for 1998. The lower gross profit margins experienced in 1999 on site development consulting services were due to more work being performed on a fixed fee basis and the completion of a number of large projects on which we experienced proportionately higher expenses than in the earlier stages of a project. Gross profit for the site leasing business increased 179.3% to $14.3 million for 1999 from $5.1 million for 1998 due primarily to higher revenue but also due to higher gross profit margins earned on towers owned as opposed to the margins earned on our lease/sublease business which contributed most of our 1998 site leasing revenue. As a percentage of total revenues, gross profit increased to 32.9% for 1999 as compared to 25.9% for 1998 due to a greater percentage of gross profit coming from higher margin site leasing revenues.

  Selling, general and administrative expenses increased 5.5% to $19.3 million for 1999 from $18.3 million for 1998 primarily due to the addition of personnel, the expansion of office space and overall increases in operating expenses attributable to the growth in the organization and building of our tower development infrastructure. As a percentage of total revenues, selling, general and administrative expenses decreased to 22.2% for 1999 from 31.0% in 1998.

  Depreciation and amortization increased to $16.6 million for 1999 as compared to $5.8 million for 1998. This increase was directly related to the increased amount of fixed assets, primarily towers, we owned in 1999 as compared to 1998.

  Operating loss decreased to $(7.3) million for 1999 from $(8.8) million for 1998 as a result of the factors discussed above. Other income (expense) increased to $(26.4) million for 1999 from $(12.6) million for 1998. This increase resulted primarily from the full year of interest expense associated with the senior discount notes and higher average credit facility balances in 1999, and less interest income earned in 1999 on cash balances. Net loss was $(34.6) million for 1999 as compared to net loss of $(19.9) million for 1998.


 1998 Compared to 1997

  Total revenues increased 7.5% to $59.1 million for 1998 from $55.0 million for 1997. Total site development revenue decreased 3.2% to $46.7 million in 1998 from $48.2 million in 1997 due to a substantial decline in site development consulting revenue, which was largely offset by a substantial increase in site development construction revenue. Site development consulting revenue decreased 41.6% to $27.4 million for 1998 from $47.0 million for 1997, due primarily to the decreased demand for site acquisition and zoning services from PCS licensees, as well as the increasing acceptance by wireless carriers of outsourced communication site infrastructure through build-to-suit programs, where site acquisition and zoning services are provided by the tower owner. Site development construction revenue increased to $19.3 million for 1998 from $1.2 million for 1997, due to the acquisition of CSSI in September 1997 and higher levels of activity. Site leasing revenue increased 83.4% to $12.4 million for 1998 from $6.8 million for 1997, due to a substantial number of revenue producing towers added during the period through new builds and acquisitions.

  Total cost of revenues increased 18.9% to $43.8 million for 1998 from $36.8 million for 1997. Site development cost of revenue increased 16.0% to $36.5 million in 1998 from $31.5 million in 1997 due to a substantial increase in site development construction cost of revenue, which was partially offset by a decrease in site development consulting cost of revenue. Site development consulting cost of revenue decreased 28.5% to $21.9 million for 1998 from $30.6 million for 1997, due to a decreased level of activity. Site development construction cost of revenue increased to $14.6 million for 1998 from $0.8 million for 1997, due again to the inclusion of the construction subsidiary for a full twelve months in 1998 versus three months in 1997. Site leasing cost of revenue increased 35.9% to $7.3 million for 1998 from $5.4 million for 1997, due primarily to the increased volume of towers owned resulting in an increased amount of lease payments to land owners.

  Gross profit decreased 15.7% to $15.3 million for 1998 from $18.2 million for 1997, due to the decrease in site development consulting revenue and lower margins earned on such revenue, which more than offset gross profits from increased site development construction and site leasing. Gross profit for site development consulting services decreased 66.1% to $5.6 million for 1998 from $16.4 million for 1997. The lower gross profit margins experienced in 1998 were due to more work being performed on a fixed fee basis and the completion of a number of large projects on which we experienced proportionately higher expenses than in the earlier stages of a project. Gross profit for site development construction services increased to $4.7 million for 1998 from $0.4 million for 1997 due to higher revenue. Gross profit for the site leasing business increased 264.6% to $5.1 million for 1998 from $1.4 million for 1997 due primarily to higher revenue but also due to higher gross profit margins earned on towers owned as opposed to the margins earned on our lease/sublease business which contributed most of our 1997 site leasing revenue. As a percentage of total revenues, gross profit decreased to 25.9% for 1998 as compared to 33.0% for 1997 due to significantly lower site development consulting gross profit.

  Selling, general and administrative expenses increased 52.1% to $18.3 million for 1998 from $12.0 million for 1997 primarily due to the addition of personnel, the expansion of office space and overall increases in operating expenses attributable to the growth in the organization and building of our tower development infrastructure. As a percentage of total revenues, selling, general and administrative expenses increased to 31.0% for 1998 from 21.9% in 1997.

  Depreciation and amortization increased to $5.8 million for 1998 as compared to $0.5 million for 1997. This increase was directly related to the increased amount of fixed assets, primarily towers, we owned in 1998 as compared to 1997.

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


Liquidity and Capital Resources

  SBA Communications Corporation is a holding company with no business operations of its own. Our only significant asset is the outstanding capital stock of our subsidiaries. We conduct all our business operations through our subsidiaries. Accordingly, our only source of cash to pay our obligations is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries. We cannot assure you that our subsidiaries will generate sufficient cash flow to pay a dividend or distribute funds or that we will be permitted to pay any dividends under the terms of the senior credit facility.

  Net cash provided by operations during the twelve months ended December 31, 1999 was $23.1 million compared to $7.5 million in 1998. Net cash used in investing activities for 1999 was $208.9 million compared to $138.1 million for 1998. This increase is attributable to a higher level of tower acquisition and new build activity in 1999 versus 1998. Net cash provided from financing activities for 1999 was $162.1 million compared to $151.3 million for 1998. The 1999 amount includes the proceeds from our initial public offering of Class A common stock, while the 1998 amount includes the proceeds of the senior discount notes.

  Our balance sheet reflected negative working capital of $(20.9) million as of December 31, 1999, as compared to positive working capital of $8.1 million as of December 31, 1998. This change is primarily attributable to the reduction of cash balances, the increase in accounts receivable and increases in accounts payable.

  During February 1999, we entered into a senior credit facility, through our Telecommunications subsidiary, with a group of lenders, which was amended and restated on December 16, 1999 to increase the amount of the facility and to make certain other amendments, including changes to the financial covenants. Our senior credit facility, as amended, consists of two term loans in an aggregate amount of $75.0 million and a $225.0 million revolving line of credit. Availability under the senior credit facility is determined by a number of factors, including the number of towers built by us with anchor tenants on the date of completion, the financial performance of our other towers, site development and construction segments, as well as by other financial covenants, financial ratios and other conditions. The revolving line of credit and the $25.0 million term loan mature on December 31, 2004 and reduced availability of the revolving credit commitments and amortization of the term loan begins on March 31, 2001. The $50.0 million term loan matures on December 31, 2005 and amortization of this term loan begins on March 31, 2002. Borrowings under the senior credit facility bear interest at the eurodollar rate plus a margin ranging from 2.25% to 3.50% (determined by a leverage ratio) or a "base rate" (as defined in the senior credit facility) plus a margin ranging from 1.25% to 2.50% (determined by a leverage ratio). The senior credit facility is secured by substantially all of the assets of Telecommunications and its direct and indirect subsidiaries and requires Telecommunications to maintain certain financial covenants and places restriction on, among other things, the incurrence of debt and liens, disposition of assets, transactions with affiliates and certain investments. Deferred financing fees related to obtaining and expanding the senior credit facility were approximately $6.8 million. To permit us to increase the amount of our senior credit facility we solicited and received consents from the holders of our senior discount notes and paid to these holders $5.3 million in connection with these consents. As of December 31, 1999, we had $132.0 million of borrowings outstanding under the Senior Credit Facility.

  In June 1999, we completed an initial public offering of 11.3 million shares of Class A common stock. We raised $101.7 million, which produced net proceeds of approximately $93.7 million, after deduction of the underwriting discount and offering expenses. We used approximately $32.8 million of these net proceeds to pay all outstanding dividends on all outstanding shares of our Series A preferred stock and to redeem all shares of our Series B preferred stock. We also used $46.0 million to repay all revolving credit loans under the senior credit facility. Remaining proceeds were used for the construction and acquisition of towers and for general working capital purposes. As a result of our initial public offering, all 8,050,000 shares of Series A preferred stock were converted into 8,050,000 shares of Class A common stock and we no longer have any shares of preferred stock outstanding.

  In February 2000, we completed a follow-on offering of 9.0 million shares of our Class A common stock. We raised gross proceeds of $243.0 million, which produced net proceeds of approximately $229.3 million, after deduction of the underwriting discount and offering expenses. We used $68.0 million of these net proceeds to repay all revolving credit loans under the Senior Credit Facility. Remaining proceeds have and will be used for the construction and acquisition of towers and for general working capital purposes. Additionally, in February, 2000 the managing underwriters of the follow-on offering exercised and closed on their over-allotment option to purchase an additional 1,350,000 shares of our Class A common stock. We, along with certain shareholders, had granted this option to the underwriters in connection with the follow-on offering. These certain shareholders satisfied from their shareholdings the exercise of the over-allotment option in full, resulting in no proceeds to us as a result of this exercise.

  In the event that the business acquired in the Com-Net acquisition achieves certain earnings targets in 2000, we will be obligated to issue up to 400,000 additional shares of Class A common stock.

  We currently anticipate building a significant number of towers for which we have non-binding mandates pursuant to our build-to-suit program or pursuant to our strategic site initiatives. We also intend to continue to explore opportunities to acquire additional towers, tower companies and/or related businesses. The exact amount of our future capital expenditures will depend on a number of factors. Our future capital expenditures will depend in part upon acquisition opportunities that become available during the period, the needs of our build-to-suit customers and the availability to us of additional debt or equity capital on acceptable terms. Our cash capital expenditures for the year ended December 31, 1999 were $208.9 million. We currently plan to make cash capital expenditures in 2000 of at least $200.0 million to $250.0 million. Substantially all of these planned capital expenditures are expected to be funded by proceeds from our follow-on offering, borrowings under our senior credit facility and cash flow from operations. In the event that there is not sufficient availability under the senior credit facility when an acquisition or construction opportunity arises, we would be required to seek additional debt or equity financing. We cannot assure you that any required financing will be available on commercially reasonable terms or at all or that any additional debt financing would be permitted by the terms of our existing indebtedness. In addition, we have on file with the Commission a shelf registration on Form S-4 registering up to 1,000,000 shares of Class A common stock which we may issue in connection with the acquisition of towers or related businesses. As of the date of this report, 912,062 shares remain reserved for future issuance. On March 17, 2000, the Company issued 87,938 shares of Class A common stock in connection with an acquisition of six towers and related assets.

  Our ability to make scheduled payments of principal of, or to pay interest on, our debt obligations, and our ability to refinance any of our debt obligations, or to fund planned capital expenditures, will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business strategy contemplates substantial capital expenditures in connection with our planned tower build-out and acquisitions. Based on our current operations and anticipated revenue growth, we believe that, if our business strategy is successful, cash flow from operations, the proceeds from the follow-on offering and available borrowings under the senior credit facility will be sufficient to fund all anticipated cash capital expenditures through the middle of 2001. Thereafter, however, or in the event we exceed our currently anticipated capital expenditures, we anticipate that we will need to seek additional equity or debt financing to fund our business plan. Failure to obtain any new required financing could require us to significantly reduce our planned capital expenditures and scale back the scope of our tower build-out or acquisitions, either of which could have a material adverse effect on our financial condition or results of operations. In addition, we may need to refinance all or a portion of our indebtedness, including the senior discount notes and/or the senior credit facility, on or prior to its scheduled maturity. We cannot assure you that we will generate sufficient cash flow from operations in the future, that anticipated revenue growth will be realized or that future borrowings or equity contributions will be available in amounts sufficient to service our indebtedness and make anticipated capital expenditures. In addition, we cannot assure you that we will be able to effect any required refinancing of our indebtedness, including our senior discount notes, on commercially reasonable terms or at all.


Inflation

  The impact of inflation on our operations has not been significant to date. However, we cannot assure you that a high rate of inflation in the future will not adversely affect our operating results.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to certain market risks which are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business, and in some cases relate to our acquisition of related businesses. We are subject to interest rate risk on our Senior Credit Facility and any future financing requirements. Our fixed rate debt consists primarily of the accreted balance of the Senior Discount Notes.

     These and other risks and uncertainties affecting us are discussed in greater detail in the "Risk Factors" section of this annual report and in our other filings with the Commission. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     The following table presents the future principal payment obligations and weighted average interest rates associated with our existing long-term debt instruments assuming our actual level of long-term debt indebtedness:


                                              2000      2001         2002         2003         2004      Thereafter
                                            -------  ----------  -----------  -----------  -----------  ------------
    Long-term debt:
       Fixed rate (12.0%)                        --          --           --           --           --  $269,000,000

       Term loan ($25.0 million)
          variable rate (9.7025% at
          December 31, 1999)                     --  $2,500,000  $ 2,500,000  $ 7,500,000  $12,500,000            --

       Term loan ($50.0 million)
          variable rate (9.96% at
          December 31, 1999)                     --          --  $   500,000  $   500,000  $   500,000  $ 48,500,000

       Revolving loan (variable
          rates (9.62% to 11.0% at
          December 31, 1999)                     --  $5,700,000  $11,400,000  $17,100,000  $22,800,000            --

       Note Payable
          variable rate (7.9638% at
          December 31, 1999)                $50,176  $   50,176  $    50,176  $    50,176  $    25,088            --

     Our primary market risk exposure relates to (1) the interest rate risk on long- term and short-term borrowings, (2) our ability to refinance our Senior Discount Notes at maturity at market rates, (3) the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants and (4) the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions. We manage the interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.


Senior Discount Note Disclosure Requirements

     The indenture governing our 12% Senior Discount Notes due 2008 require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries and the disclosure to be made of Tower Cash Flow, as defined in the indenture, for the most recent fiscal quarter and Adjusted Consolidated Cash Flow, as defined in the indenture, for the most recently completed four-quarter period. As of December 31, 1999 we had no unrestricted subsidiaries. Tower cash flow, as defined in the indenture, for the quarter ended December 31, 1999 was $3.1 million. Adjusted Consolidated Cash Flow for the year ended December 31, 1999 was $14.1 million.


Cautionary Information Regarding Forward-Looking Statements

     This annual report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Discussions containing forward-looking statements may be found in the material set forth in this section and under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Industry Overview" and "Business," as well as in the annual report generally. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

  . our business strategy to transition our business from site development services toward the site leasing business, including our intent to make strategic acquisitions of towers and tower companies;

  . anticipated trends in the maturation of the site development industry and its effect on our revenues and profits;

  . our estimates regarding the future development of the site leasing industry and its effect on our site leasing revenues;

  . our plan to continue to construct and acquire tower assets and the resulting effect on our revenues, capital expenditures, expenses and net income;

  . our ability to successfully conclude letters of intent or definitive agreements for newly built towers or acquisitions of existing towers and the resulting effect on our financial operations;

  . our estimate of the amount of capital expenditures for fiscal year 2000 that will be required for the construction or acquisition of communications sites and the contingent share issuance related to the acquisition of Com-Net; and

  . our intention to fund capital expenditures for fiscal year 2000 from cash from the follow-on offering, operations, and borrowings under our Senior Credit Facility.

   These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

  .  our ability to secure as many site leasing tenants as planned;

  . our ability to expand our site leasing business and our site development business;

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

  .  our ability to retain current lessees on newly acquired towers;

  .  our ability to realize economies of scale for newly acquired towers;

  .  the continued dependence on towers by the wireless communications industry;

  . our ability to compete effectively for new tower opportunities in light of increased competition; and

  . our ability to raise substantial additional financing to expand our tower holdings.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial statements and supplementary data for the Company are on pages F-1 through F-19.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The items required by Part III, Item 10, are incorporated herein by reference from the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed on or before April 29, 2000.


ITEM 11.  EXECUTIVE COMPENSATION

  The items required by Part III, Item 11 are incorporated herein by reference from the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed on or before April 29, 2000.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The items required by Part III, Item 12 are incorporated herein by reference from the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed on or before April 29, 2000.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The items required by Part III, Item 13 are incorporated herein by reference from the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed on or before April 29, 2000.


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

(3)  Exhibits

EXHIBIT
 No.                     Description of Exhibits
 ---                     -----------------------

3.4/(2)/    --Fourth Amended and Restated Articles of Incorporation of SBA
              Communications Corporation.
3.5/(2)/    --Amended and Revised By-Laws of SBA Communications Corporation.
4.1/(1)/    --Indenture, dated as of March 2, 1998, between SBA Communications
              Corporation and State Street Bank and Trust Company, as trustee, relating to $269,000,000 in aggregate principal amount at maturity of 12% Senior Discount Notes due 2008.
10.1/(1)/   --SBA Communications Corporation Registration Rights Agreement dated as of March 5, 1997, among the Company, Steven E. Bernstein, Ronald G. Bizick, II and Robert Mr. Grobstein.
10.2/(1)/   --SBA Communications Corporation Registration Rights Agreement dated as of March 6, 1997, among the Company and the Preferred Shareholders, as defined therein.
10.6/(1)/   --Warrant to Purchase 402,500 Shares of Class A common stock of SBA
              Communications Corporation dated March 6, 1997.

10.8/(2)/   --Agreement and Plan of Merger, dated as of March 31, 1999, between the Company, Com-Net Construction Services, Inc., Daniel J. Eldridge and Eldridge Family Limited Partnership.
10.81/(2)/  --First Amendment to Agreement and Plan of Merger, dated as of April
              30, 1999 between the Company, Com-Net Construction Services Inc., Daniel J. Eldridge and Eldridge Family Limited Partnership.
10.9/(2)/   --Purchase Agreement dated as of March 31, 1999 between the Company,
              Com-Net Development Group, LLC., Daniel J. Eldridge and Tammy W. Eldridge.
10.91/(2)/  --First Amendment to Purchase Agreement, dated as of April 30, 1999, between the Company, Com-Net Development Group, LLC., Daniel J. Eldridge and Tammy W. Eldridge.
10.10/(1)/  --Employment Agreement dated as of January 1, 1997, between the
              Company and Ronald G. Bizick, II.
10.11/(1)/  --Employment Agreement dated as of January 1, 1997, between the
              Company and Robert M. Grobstein.
10.12/(1)/  --Employment Agreement dated as of March 14, 1997, between the
              Company and Jeffrey A. Stoops.
10.13/(2)/  --Stock Option Agreement - Revised dated March 14, 1997 by and between Steven E. Bernstein and Jeffrey A. Stoops.
10.14/(2)/  --Pledge and Security Agreement - Revised dated March 14, 1997 by and between Steven E. Bernstein and Jeffrey A. Stoops.
10.15/(1)/  --Employment Agreement dated as of June 15, 1998, between the
              Company and Michael N. Simkin.
10.17/(1)/  --Stock Option Agreement dated as of March 5, 1997, between the
              Company and Robert M. Grobstein.
10.18/(1)/  --Incentive Stock Option Agreement dated as of June 15, 1998 between the Company and Michael N. Simkin.
10.19/(1)/  --Stock Option Agreement - Revised dated March 14, 1997, between the
              Company and Jeffrey A. Stoops.
10.22/(2)/  --Agreement to Build to Suit and to Lease, dated as of October 30,
              1998, by and among BellSouth Personal Communications, Inc., for itself and as general partner of BellSouth Carolinas PCS, L.P., SBA Towers, Inc. and SBA , Inc.
10.23/(2)/  --1996 Stock Option Plan.
10.24/(2)/  --1999 Equity Participation Plan.
10.25/(2)/  --1999 Stock Purchase Plan.
10.26/(3)/  --Second Amended and Restated Credit Agreement dated as of December
              16, 1999, by and among SBA Communications Corporation, SBA Telecommunications, Inc., the several banks and financial institutions or entities from time to time parties thereto, Lehman Brothers, Inc., General Electric Capital Corporation, Toronto Dominion (Texas), Inc., Barclays Bank PLC, and Lehman Commercial Paper, Inc.
10          --Computation of net loss per common share.

23.1      --Consent of Arthur Andersen LLP.
23.2      --Consent of Peter C. Cosmas Co., CPA.
23.3      --Consent of John A. Criscuola, CPA.
23.4      --Consent of Turbes Drealan Kvilhaug & Co., P.A., CPA.
27        --Financial Data Schedule.

/(1)/ Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration no. 333-50219).
/(2)/ Incorporated by reference to the Registration Statement on Form S-1 previously filed by the Registrant (Registration no. 333-76547).
/(3)/ Incorporated by reference to the Registration Statement on Form S-3 previously filed by the Registrant (Registration no. 333-94175).

(b)  Reports on Form 8-K:

     (1) The Company filed a report on Form 8-K on October 14, 1999. In this report, the Company reported, under Item 5, the commencement of a consent solicitation from the holders of its $269.0 million 12% Senior Discount Note due 2008. Under Item 7, the Company included the related press release.

          The Company filed a report on Form 8-K on October 14, 1999. In this report, the Company reported under Item 5, that in the third quarter it increased its tower portfolio by 186 towers, or 24%, to 956 towers. Under Item 7, the Company included the related press release.

          The Company filed a report on Form 8-K on November 1, 1999. In the report, the Company reported under Item 5, that it has extended its consent solicitation of the holders of its $269.0 million 12% Senior Discount Notes due 2008. Under Item 7, the Company included the related press release.

          The Company filed a report on Form 8-K on November 1, 1999. In the report, the Company reported under Item 5, it had announced a revision to its consent solicitation relating to its $269.0 million 12% Senior Discount Notes due 2008. Under Item 7, the Company included the related press release.

          The Company filed a report on Form 8-K on November 5, 1999. In the report, the Company reported under Item 5, that it had received the requisite consent from the holders of it's 12% Senior Discount Notes to increase certain categories of permitted indebtedness from $175.0 million to $300.0 million. The Company also announced that it had received firm commitments from certain lenders to amend and expand its existing $175.0 million Senior Credit Facility to $300.0. Under Item 7, the Company included the related press release.

          The Company filed a report on Form 8-K on December 17, 1999. In this report, the Company reported under Item 5, that it had entered into an agreement to provide site acquisition, development, collocation, build-to-suit and equipment installation services for Georgia PCS Management, LLC. Under Item 7, the Company included the related press release.

(c)  Item 60l Exhibits:

     The exhibits required by Item 601 of Regulation S-K are set forth in (a)(3) above.

(d)  Financial Statement Schedules:
     The financial statement schedules required by Regulation S-K are set forth in (a)(2) above.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boca Raton, State of Florida on March 29, 2000.


                     SBA COMMUNICATIONS CORPORATION


                     By:  /s/ Steven E. Bernstein

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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities indicated on this 29 day of March, 2000.


Signature                           Title                             Date
---------                           -----                             ----
/s/ Steven E. Bernstein     Chairman of the Board of Directors,   March 29, 2000
---------------------------
    Steven E. Bernstein     President and Chief Executive
                            Officer (Principal Executive Officer)

/s/ Jeffrey A. Stoops       Chief Financial Officer and Director  March 29, 2000
---------------------------
    Jeffrey A. Stoops       (Principal Financial Officer)

/s/ Robert M. Grobstein     Chief Accounting Officer              March 29, 2000
---------------------------
    Robert M. Grobstein     (Principal Accounting Officer)

/s/ Donald B. Hebb, Jr.     Director                              March 29. 2000
---------------------------
    Donald B. Hebb, Jr.

/s/ C. Kevin Landry         Director                              March 29, 2000
---------------------------
    C. Kevin Landry

/s/ Robert S. Picow         Director                              March 29, 2000
---------------------------
    Robert S. Picow

/s/ Richard W. Miller       Director                              March 29, 2000
---------------------------
    Richard W. Miller

               SBA Communications  Corporation and Subsidiaries

                       Consolidated Financial Statements


                               Table of Contents

Report of Independent Certified Public  Accountants............................................      F- 1

Consolidated Balance Sheets as of December 31, 1998 and 1999...................................      F- 2

Statements of Operations for the years ended December 1997, 1998, and 1999.....................      F- 3

Statements of Cash Flows for the years ended December 31, 1997, 1998, and 1999.................      F- 4

Statements of Stockholders' Deficit for the years ended December 31, 1997, 1998, and 1999......      F- 6

Notes to Consolidated Financial Statements.....................................................      F- 7

Report of Independent Certified Public Accountants on Schedule.................................      F-18

Valuation and Qualifying Accounts..............................................................      F-19

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------



To SBA Communications Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheets of SBA Communications Corporation (a Florida corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SBA Communications Corporation and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP

West Palm Beach, Florida,

  February 14, 2000 (except with respect to the matter in Note 18 as to which the date is March 17, 2000).

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                                           December 31, 1998           December 31, 1999
                                                                      --------------------------  --------------------------
                              ASSETS
Current assets:
   Cash and cash equivalents, includes interest bearing amounts
     of $26,227,973 and $2,399,115 in 1998 and 1999                              $ 26,743,270                $  3,130,912
   Accounts receivable, net of allowances of $436,671
     and $785,299 in 1998 and 1999                                                 12,512,574                  22,644,777
   Prepaid and other current assets                                                 5,981,134                   4,946,561
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                            598,971                   2,888,963
                                                                                 ------------                ------------
       Total current assets                                                        45,835,949                  33,611,213

Property and equipment, net                                                       150,946,480                 338,891,513
Note receivable-shareholder                                                         3,784,768                           -
Intangible assets, net                                                              6,932,486                  34,387,262
Other assets                                                                        7,073,643                  22,933,238
                                                                                 ------------                ------------
       Total assets                                                              $214,573,326                $429,823,226
                                                                                 ============                ============

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                              $ 14,447,384                $ 40,655,950
   Accrued expenses                                                                 4,088,674                   6,094,669
   Notes payable                                                                   17,001,000                      50,176
   Due to shareholder                                                                       -                   2,500,000
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                         166,526                   1,600,981
   Other current liabilities                                                        2,049,058                   3,654,584
                                                                                 ------------                ------------
       Total current liabilities                                                   37,752,642                  54,556,360
                                                                                 ------------                ------------

Other liabilities:
   Deferred tax liabilities                                                         3,370,439                   7,950,454
   Senior discount notes payable                                                  165,572,133                 186,041,542
   Notes payable                                                                            -                 132,175,616
   Other long-term liabilities                                                        415,201                     517,007
                                                                                 ------------                ------------
       Total long-term liabilities                                                169,357,773                 326,684,619
                                                                                 ------------                ------------
Commitments and contingencies (see Note 13)

Redeemable preferred stock (30,000,000 shares authorized),
   8,050,000 shares issued and outstanding in 1998, none outstanding in 1999       33,558,333                           -

Shareholders' equity (deficit):
   Common stock-Class A par value $.01 (100,000,000 shares
    authorized), 880,922 and 21,546,737 shares issued and
    outstanding in 1998, and 1999, respectively                                         8,809                     215,467
   Class B  par value $.01 (8,100,000 shares authorized), 8,075,000
    and 7,644,264  shares issued and outstanding in 1998 and 1999, respectively        80,750                      76,443
   Additional paid in capital                                                         716,131                 109,049,538
   Accumulated deficit                                                            (26,901,112)                (60,759,201)
                                                                                 ------------                ------------
       Total shareholders' equity (deficit)                                       (26,095,422)                 48,582,247
                                                                                 ------------                ------------

       Total liabilities and shareholders' equity (deficit)                      $214,573,326                $429,823,226
                                                                                 ============                ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                                                       For the years ended December 31,
                                                          -----------------------------------------------------------
                                                                 1997                 1998                1999
                                                          -------------------  ------------------  ------------------
Revenues:
   Site development revenue                                      $48,240,443        $ 46,704,641        $ 60,569,614
   Site leasing revenue                                            6,759,362          12,396,268          26,423,121
                                                                 -----------        ------------        ------------
        Total revenues                                            54,999,805          59,100,909          86,992,735
                                                                 -----------        ------------        ------------

Cost of revenues (exclusive of depreciation shown below):
  Cost of site development revenue                                31,470,203          36,499,980          46,279,066
  Cost of site leasing revenue                                     5,356,160           7,280,786          12,133,678
                                                                 -----------        ------------        ------------
        Total cost of revenues                                    36,826,363          43,780,766          58,412,744
                                                                 -----------        ------------        ------------

        Gross profit                                              18,173,442          15,320,143          28,579,991

Operating expenses:
   Selling, general and administrative                            12,032,915          18,302,226          19,309,034
   Depreciation and amortization                                     513,949           5,802,090          16,556,533
                                                                 -----------        ------------        ------------
        Total operating expenses                                  12,546,864          24,104,316          35,865,567
                                                                 -----------        ------------        ------------

        Operating income (loss)                                    5,626,578          (8,784,173)         (7,285,576)

Other income (expense):
   Interest income                                                   643,851           4,303,277             881,338
   Interest expense                                                 (406,934)         (1,196,544)         (5,244,373)
   Non cash amortization of original issue discount and
      debt issuance costs                                                  -         (15,710,370)        (22,063,495)
   Other                                                                   -             (37,591)             47,912
                                                                 -----------        ------------        ------------
        Total other income (expense)                                 236,917         (12,641,228)        (26,378,618)
                                                                 -----------        ------------        ------------
        Income (loss) before provision for income taxes
        and extraordinary item                                     5,863,495         (21,425,401)        (33,664,194)

(Provision) benefit for income taxes                              (5,595,998)          1,524,306             222,656
                                                                 -----------         -----------         -----------
        Net income (loss) before extraordinary item                  267,497         (19,901,095)        (33,441,538)

Extraordinary item, write-off of deferred financing fees                   -                   -          (1,149,954)
                                                                 -----------         -----------         -----------

        Net income (loss)                                            267,497         (19,901,095)        (34,591,492)

Dividends on preferred stock                                        (983,333)         (2,575,000)            733,403
                                                                 -----------        ------------        ------------
        Net loss available common shareholders                   $  (715,836)       $(22,476,095)       $(33,858,089)
                                                                 ===========        ============        ============
Basic and diluted loss per common share before
   extraordinary item                                                 $(0.09)             $(2.64)             $(1.71)
Extraordinary item                                                         -                   -               (0.06)
                                                                 -----------         -----------         -----------
Basic and diluted loss per common share                               $(0.09)             $(2.64)             $(1.77)
                                                                 ===========        ============        ============
Basic and diluted weighted average number of shares
   of  common stock                                                8,075,000           8,526,052          19,156,027
                                                                 ===========        ============        ============


  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                                   For the years ended December 31,
                                                                            ----------------------------------------------
                                                                               1997              1998              1999
                                                                             --------          --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                          $    267,497     $ (19,901,095)    $ (34,591.492)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities-
 Depreciation and amortization                                                   562,653         5,921,180        16,556,533
 Provision for doubtful accounts                                                 163,416           282,463           492,101
 Provision for deferred taxes                                                   (635,748)         (141,061)                -
 Amortization of original issue discount and debt issuance costs                       -        15,710,370        22,063,495
 Non cash compensation expense                                                   934,419           174,810           311,265
 Interest on shareholder notes                                                   (61,306)         (223,462)          (91,858)
 Write off of deferred financing charges                                               -                 -         1,149,954
 Changes in operating assets and liabilities:
  (Increase) decrease in-
         Accounts receivable                                                   4,999,525        (1,863,999)       (3,623,719)
         Prepaid and other current assets                                        (98,328)       (4,998,412)        1,531,234
         Costs and estimated earnings in excess of
          billings on uncompleted contracts                                     (118,235)         (480,736)       (1,422,186)
         Intangible assets                                                    (2,152,866)       (5,612,272)                -
         Other assets                                                            (12,858)         (357,986)       (4,169,648)
  Increase (decrease) in-
         Accounts payable                                                        979,474        12,264,937        22,314,456
         Accrued expenses                                                      1,575,252         1,439,836         1,237,401
         Deferred tax liability                                                        -         4,147,248           (36,728)
         Other current liabilities                                               464,787         1,518,096           603,745
         Other long-term liabilities                                               4,676           381,567                 -
         Billings in excess of costs and estimated earnings on
          uncompleted contracts                                                  956,688          (790,162)          809,136
                                                                            ------------     -------------     -------------
         Total adjustments                                                     7,561,549        27,372,417        57,725,181
                                                                            ------------     -------------     -------------
         Net cash provided by operating activities                             7,829,046         7,471,322        23,133,689
                                                                            ------------     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of Com-Net, net of cash received                                  -                 -        (7,914,634)
         Tower acquisitions and other capital expenditures                   (17,675,818)     (138,123,784)     (200,955,391)
                                                                            ------------     -------------     -------------
         Net cash used in investing activities                               (17,675,818)     (138,123,784)     (208,870,025)
                                                                            ------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds of public offering, net of issuance costs                                    -                 -        93,632,852
 Proceeds from notes payable                                                  23,875,872        28,500,000       188,000,000
 Repayment on notes payable                                                  (18,613,168)      (21,593,054)      (73,026,087)
 Net proceeds from senior discount notes payable                                       -       150,236,500                 -
 Deferred financing fees                                                        (787,197)       (6,407,261)      (14,426,124)
 Issuance of common stock                                                              -           505,054           279,210
 Proceeds for exercise of options                                                      -            45,075           489,057
 Repayment of stockholder loans                                              (10,665,788)                -                 -
 Advances to stockholder                                                      (3,500,000)                -                 -
 Proceeds from Series A redeemable preferred stock offering                   30,000,000                 -                 -
 Redemption of Series A redeemable preferred stock                                     -                 -       (32,824,930)
 Stock option redemption                                                      (2,236,782)                -                 -
 Costs incurred for Series A redeemable preferred stock offering              (2,427,683)                -                 -
                                                                            ------------     -------------     -------------
         Net cash provided by financing activities                            15,645,254       151,286,314       162,123,978
                                                                            ------------     -------------     -------------

         Net increase (decrease) in cash and cash equivalents                  5,798,482        20,633,852       (23,612,358)

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                               310,936         6,109,418        26,743,270
                                                                            ------------     -------------     -------------
 End of year                                                                $  6,109,418     $  26,743,270     $   3,130,912
                                                                            ============     =============     =============

  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
               -------------------------------------------------

                                                                            For the years ended December 31,
                                                                     ----------------------------------------------
                                                                        1997              1998              1999
                                                                      --------          --------          --------
SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION:
Cash paid during the year for:
   Interest                                                           $  193,269       $  423,302       $  5,940,096
                                                                      ==========       ==========       ============
   Taxes                                                              $6,070,423       $2,378,510       $    665,622
                                                                      ==========       ==========       ============
NON-CASH ACTIVITIES:
   Dividends on preferred stock                                       $  983,333       $2,575,000       $   (733,403)
                                                                      ==========       ==========       ============

   Note receivable - shareholder                                      $        -       $        -       $  3,876,626
                                                                      ==========       ==========       ============

   Exchange of Series B preferred stock for common stock              $        -       $        -       $  8,050,000
                                                                      ==========       ==========       ============

ACQUISITION SUMMARY:
   Assets acquired in Com-Net acquisition                             $        -       $        -       $ 32,281,360

   Liabilities assumed in Com-Net acquisition                                  -                -         (6,666,726)
   Stock issued for Com-Net acquisition                                        -                -        (17,700,000)
                                                                      ----------       ----------       ------------
                                                                      $        -       $        -       $  7,914,634
                                                                      ==========       ==========       ============

  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
           ---------------------------------------------------------

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
             ----------------------------------------------------

                                                                                                                     Additional
                                                                                 Common Stock                         Paid In
                                                                 ----------------------------------------------       Capital
                                                                         Class A                 Class B
                                                                         -------                 -------
                                                                    Number       Amount      Number     Amount
                                                                    ------       ------      ------     ------
BALANCE, December 31, 1996                                             1,615    $  1,615            -   $     -    $          -
   Corporate reorganization                                           (1,615)     (1,615)   8,075,000    80,750               -
   Costs incurred for Series A Redeemable
      Preferred stock offering                                             -           -            -         -               -
   Non-cash compensation adjustment                                        -           -            -         -               -
   Stock option redemption                                                 -           -            -         -               -
   Net income                                                              -           -            -         -               -
   Preferred stock dividends                                               -           -            -         -               -
                                                                 --------------------------------------------------------------
BALANCE, December 31, 1997                                                 -           -    8,075,000    80,750               -
   Exercise of stock options                                         775,961       7,760            -         -          37,316
   Issuance of common stock as executive compensation                104,961       1,049            -         -         504,005
   Non-cash compensation adjustment                                        -           -            -         -         174,810
   Net loss                                                                -           -            -         -               -
   Preferred stock dividends                                               -           -            -         -               -
                                                                 --------------------------------------------------------------
BALANCE, December 31, 1998                                           880,922       8,809    8,075,000    80,750         716,131
Initial public offering of common stock, net of
   issuance costs                                                 11,300,000     113,000            -         -      93,519,852
Non-cash compensation adjustment                                           -           -            -         -         311,265
Preferred stock dividends                                                  -           -            -         -               -
Preferred stock conversion/redemption                              8,050,000      80,500            -         -         (80,500)
Shares received for repayment of shareholder loan                          -           -     (430,736)   (4,307)     (3,872,319)
Common stock issued in connection with
     acquisition of Com-Net                                        1,100,000      11,000            -         -      17,689,000
Exercise of employee stock options                                   185,953       1,859            -         -         487,198
Common stock issued in connection with Employee
     Stock Purchase Plan                                              29,862         299            -         -         278,911
Net loss                                                                   -           -            -         -               -
                                                                 --------------------------------------------------------------
BALANCE, December 31, 1999                                        21,546,737    $215,467    7,644,264   $76,443    $109,049,538
                                                                 ==============================================================

                                                                   Accumulated
                                                                     Earnings
                                                                     (Deficit)       Total
                                                                  ---------------------------
BALANCE, December 31, 1996                                        $    100,000   $    101,615
   Corporate reorganization                                            (79,135)             -
   Costs incurred for Series A Redeemable
      Preferred stock offering                                      (2,427,683)    (2,427,683)
   Non-cash compensation adjustment                                    934,419        934,419
   Stock option redemption                                          (2,236,782)    (2,236,782)
   Net income                                                          267,497        267,497
   Preferred stock dividends                                          (983,333)      (983,333)
                                                                  ---------------------------
BALANCE, December 31, 1997                                          (4,425,017)    (4,344,267)
   Exercise of stock options                                                 -         45,076
   Issuance of common stock as executive compensation                        -        505,054
   Non-cash compensation adjustment                                          -        174,810
   Net loss                                                        (19,901,095)   (19,901,095)
   Preferred stock dividends                                        (2,575,000)    (2,575,000)
                                                                  ---------------------------
BALANCE, December 31, 1998                                         (26,901,112)   (26,095,422)
Initial public offering of common stock, net of
   issuance costs                                                            -     93,632,852
Non-cash compensation adjustment                                             -        311,265
Preferred stock dividends                                           (1,345,500)    (1,345,500)
Preferred stock conversion/redemption                                2,078,903      2,078,903
Shares received for repayment of shareholder loan                            -     (3,876,626)
Common stock issued in connection with
     acquisition of Com-Net                                                  -     17,700,000
Exercise of employee stock options                                           -        489,057
Common stock issued in connection with Employee
     Stock Purchase Plan                                                     -        279,210
Net loss                                                           (34,591,492)   (34,591,492)
                                                                  ---------------------------
BALANCE, December 31, 1999                                         (60,759,201)  $ 48,582,247
                                                                  ===========================

 The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL
     -------

SBA Communications Corporation (the "Company") was incorporated in the State of Florida in March, 1997. The Company holds all of the outstanding capital stock of SBA Telecommunications, Inc. ("Telecommunications"). Telecommunications holds all of the capital stock of SBA Towers, Inc. ("Towers"), SBA, Inc. ("SBA"), SBA Leasing, Inc. ("Leasing"), Communication Site Services, Inc ("CSSI") and Com-Net Construction Services, Inc. ("Com-Net").

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

CSSI and Com-Net are engaged in the erection and repair of, and construction associated with, transmission towers, including hanging of antennae, cabling and associated tower components.


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

     b.   Use of Estimates
          ----------------

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management include the allowance for doubtful accounts receivable, the costs and revenue relating to the Company's site development and construction contracts, and the economic useful lives of towers. Actual results could differ from those estimates.

     c.   Cash and Cash Equivalents
          -------------------------

The Company classifies as cash and cash equivalents all interest-bearing deposits or investments with original maturities of three months or less.

     d.   Property and Equipment
          ----------------------

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Maintenance and repair items are expensed as incurred.

Interest is capitalized in connection with the construction of towers. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Approximately $1.2 million and $1.6 million of interest cost were capitalized in 1998 and 1999, respectively.

     e.   Intangible Assets
          -----------------

Intangible assets are comprised of costs paid in excess of the fair value of assets acquired ("Goodwill") and amounts paid related to covenants not to compete. Goodwill is being amortized over periods which range from 7 - 15 years. The covenants not to compete are being amortized over the terms of the contracts, which range from 7 to 10 years. Accumulated amortization totaled approximately $0.3 million and $1.4 million at December 31, 1998 and 1999, respectively.

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

     g.   Fair Value of Financial Instruments
          -----------------------------------

The carrying value of the Company's financial instruments, which includes cash and cash equivalents, accounts receivable, prepaid expenses, notes receivable, accounts payable, accrued expenses and notes payable, approximates fair value due to the short maturity of those instruments. The Company's senior 12% discount notes are publicly traded and were trading based on a 13.65% yield at December 31, 1999, indicating a fair value of the notes of approximately $166.8 million. The carrying value of the discount notes is approximately $186.0 million at December 31, 1999.

     h.   Deferred Financing Fees
          -----------------------

Financing fees related to the issuance of long-term debt and senior 12% discount notes have been deferred and are being amortized using the straight-line method over the length of indebtedness to which they relate. This method approximates the effective interest rate method.

     i.   Revenue Recognition
          -------------------

Revenue from tower leasing services is recorded monthly on a straight-line basis over the life of the related lease agreements. Revenue for Leasing is recorded on a monthly basis from subleases entered into for periods of time equivalent to the Company's original lease obligation. Rental amounts received in advance are recorded in other liabilities.

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

Revenue from construction projects is recognized on the percentage-of-completion method of accounting, determined by the percentage of cost incurred to date compared to management's estimated total anticipated cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contracts nears completion. The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on completed contracts" represents billings in excess of revenues recognized.

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

     j.   Selling, General and Administrative Expenses
          --------------------------------------------

Selling, general and administrative costs represents those costs incurred which are related to the administration or management of the Company. Also included in this category are corporate development expenses which represent costs incurred in connection with acquisitions, construction activities and expansion of the customer base. These expenses consist of compensation, overhead costs and site or deal specific costs that are not directly related to the administration or management of existing towers. The above costs are expensed as incurred.

     k.   Income Taxes
          ------------

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the Company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the Company's consolidated financial statements. Deferred tax liabilities and assets are determined based on the temporary differences between the consolidated financial statements carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in the years in which the temporary differences are expected to reverse.

     l.   Reclassifications
          -----------------

Certain reclassifications have been made to the 1997 and 1998 consolidated financial statements to conform to the 1999 presentation.

     m.   Loss Per Share
          --------------

Basic and diluted loss per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." The Company has potential common stock equivalents related to its outstanding exercisable stock options and warrants. These potential common stock equivalents were not included in diluted loss per share because the effect would have been antidilutive. Accordingly, basic and diluted loss per common share are the same for all periods presented.

3.   CURRENT ACCOUNTING PRONOUNCEMENTS
     ---------------------------------

Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheets. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. During the year ended December 31, 1997, 1998, and 1999, the Company did not have any changes in its equity resulting from such non-owner sources and accordingly, comprehensive income as set forth by SFAS No. 130 was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

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

4.   ACQUISITIONS
     ------------

During 1997, the Company consummated the acquisition of CSSI and certain related tower assets of Segars Communications Group, Inc. ("SCGI," and together with the acquisition of CSSI, the "CSSI Acquisition"). The CSSI Acquisition provided the Company with 21 towers and gave the Company the in-house capability to construct towers in the southeastern United States. The Company paid $7.0 million at closing and an additional $2.6 million as a contingent payment to the sellers, which was based on certain tenant leasing goals being realized. The excess of the purchase price over the estimated fair value of the net assets acquired, or approximately $2.1 million, was recorded as goodwill which is being amortized on a straight-line basis over a period of 15 years. Additionally, in 1997, the Company completed five acquisitions consisting of 30 towers and related assets from various sellers, all of which were individually insignificant to the Company. The aggregate purchase price for these acquisitions for the year ended December 31, 1997 was $5.9 million, which was paid from cash on hand.

During 1998, the Company completed 39 acquisitions consisting of 135 towers and related assets from various sellers, all of which were individually insignificant to the Company. The aggregate purchase price for these acquisitions for the year ended December 31, 1998 was $55.3 million, which was paid from cash on hand.

On April 30, 1999, the Company acquired through merger all of the issued and outstanding stock of Com-Net Construction Services, Inc. ("Com-Net"). The Company issued 780,000 shares of its Class A common stock to the shareholders of Com-Net. In addition, as of December 31, 1999, the former shareholders of Com-Net were entitled to receive $2.5 million in cash and the Company issued 320,000 additional shares of Class A common stock as a result of certain 1999 earnings targets being met. The former shareholders of Com-Net may receive up to an additional 400,000 shares of Class A common stock if certain 2000 earnings targets are met. The excess of the purchase price over the estimated fair value of the net assets acquired, or approximately $9.4 million was recorded as goodwill which is being amortized on a straight-line basis over a period of 15 years.

Additionally, during 1999, the Company completed 40 acquisitions consisting of 231 towers and related assets from various sellers, all of which were individually insignificant to the Company. The aggregate purchase price for these acquisitions for the year ended December 31, 1999 was $80.9 million, which was paid from cash on hand.

The Company accounted for the above acquisitions using the purchase method of accounting. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions. The pro-forma results of operations listed below reflect purchase accounting and pro-forma adjustments as if the transactions occurred as of the beginning of the periods presented.

The unaudited pro-forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill. The pro-forma results do not purport to be indicative of results that would have occurred had the combination been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

                                             For the years ended December 31,
                                             --------------------------------
                                                 1998                1999
                                             ------------        ------------

        Unaudited Pro Forma Revenues         $ 87,972,999        $100,556,580
                                             ============        ============

        Unaudited Pro Forma Net Loss         $(20,178,702)       $(34,671,567)
                                             ============        ============
        Unaudited Pro Forma Basic and
          Diluted loss per Common Share            $(2.67)             $(1.77)
                                             ============        ============

5.   CONCENTRATION OF CREDIT RISK
     ----------------------------

The Company's credit risks consist primarily of accounts receivable with federal and state government agencies and national and local wireless communications providers. The Company performs periodic credit evaluations of its customers' financial condition and provides allowances for doubtful accounts as required based upon factors surrounding the credit risk of specific customers, historical trends and other information. Following is a list of significant customers and the percentage of total revenue derived from such customers:

                                             For the years ended December 31,
                                             --------------------------------
                                                1997         1998      1999
                                             -----------  ---------  --------
                                                       (% of Revenue)

        Sprint                                   47.0        34.0        17.3
        Bell South                                6.6        19.3        12.3
        Pacific Bell Mobile Systems              12.3        10.7         0.9


6.     PROPERTY AND EQUIPMENT
       ----------------------

Property and equipment, net consists of the following:

                                                                 Estimated
                                                               useful lives           As of December 31,
                                                               ------------           -----------------
                                                                 (years)            1998             1999
                                                                 ------             ----             ----
          Towers                                                     15         $141,755,358     $329,046,558
          Construction in process                                                  7,736,769       18,648,109
          Furniture and equipment                                2 -  7            1,708,132        6,880,071
          Vehicles                                               2 -  5              442,496          667,756
          Buildings and improvements                             5 - 26              506,120          596,676
          Land                                                                     5,307,754        6,664,178
                                                                                ------------     ------------
                                                                                 157,456,629      362,503,348
          Less: Depreciation and
           amortization                                                           (6,510,149)     (23,611,835)
                                                                                ------------     ------------
          Property and equipment, net                                           $150,946,480     $338,891,513
                                                                                ============     ============

Construction in process represents costs incurred related to towers which are under development and will be used in the Company's operations. As part of its construction costs, the Company capitalizes certain overhead costs directly related to the oversight of its construction projects.

7.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
     -----------------------------------------------------

Costs and estimated earnings on uncompleted contracts consist of the following:

                                                                      As of December 31,
                                                                 ---------------------------------
                                                                    1998                  1999
                                                                 -----------           -----------
   Costs incurred on uncompleted contracts                       $ 4,633,768          $ 11,259,511
   Estimated earnings                                              1,357,134             2,830,072
   Billings to date                                               (5,558,457)          (12,801,601)
                                                                 -----------          ------------
                                                                 $   432,445          $  1,287,982
                                                                 ===========          ============

This amount is included in the accompanying balance sheet under the following captions:

                                                                           As of December 31,
                                                                    --------------------------------
                                                                       1998                  1999
                                                                    -----------         ------------
   Costs and estimated earnings in excess of billing                $ 598,971           $ 2,888,963
   Billings in excess of costs and estimated earnings                (166,526)           (1,600,981)
                                                                    ---------           -----------
                                                                    $ 432,445           $ 1,287,982
                                                                    =========           ===========

8.   CURRENT AND LONG TERM DEBT
     --------------------------

Current and long-term debt consists of the following:

                                                                                          As of December 31,
                                                                                    -----------------------------
                                                                                        1998               1999
                                                                                    ------------        -----------
   Senior Credit Facility term loans, variable interest at variable rates (9.7025% to 9.96% at December 31, 1999) quarterly
   installments based on reduced availability beginning March 31,
   2001, maturing  December 31, 2004 and December 31, 2005.                            $      -           $ 75,000,000

   Senior Credit Facility revolving loan, interest at variable rates
   (9.62% to 11.0% at December 31, 1999) quarterly installments based on reduced availability beginning March 31, 2001,
   maturing December 31, 2004.                                                                -             57,000,000

   Senior 12% discount notes, net of unamortized original issue discount of  $82,958,458 at December 31, 1999, unsecured, cash interest payable semi-annually in arrears beginning September 1,
   2003, balloon principal payment of $269,000,000 due at maturity
   on March 1, 2008.                                                                165,572,133            186,041,542

   Note Payable, monthly principal installments of $4,181 plus interest at 90 day LIBOR plus 2.25% (7.9638% at December 31, 1999),
   maturing June 30, 2004.  Secured by vehicles.                                              -                225,792

   Bank Credit Agreement, repaid during 1999                                         17,001,000                      -
                                                                                    -----------            -----------
                                                                                    182,573,133            318,267,334

   Less:  current maturities                                                        (17,001,000)               (50,176)
                                                                                   ------------            ------------
   Long-term debt                                                                  $165,572,133           $318,217,158
                                                                                   ============           ============

Senior Credit Facility

On February 5, 1999, the Company, through its Telecommunications subsidiary, entered into a new credit facility (the "Senior Credit Facility") with a syndicate of lenders which replaced and superceded in its entirety the Credit Agreement described below. The Senior Credit Facility originally consisted of a $25.0 million term loan, which was fully funded at closing, and a $100.0 million revolving line of credit. The revolving line of credit was increased to $150.0 million on March 8, 1999 after receiving the requisite consents from the holders of the Senior 12% Discount Notes (the "Notes"). The Company amended the indenture governing the Notes to increase one of

                                    -F-11-
the categories of permitted indebtedness from $125.0 million to $175.0 million. The Senior Credit Facility also provides for letter of credit availability. On December 16, 1999, after receiving the requisite consents from the holders of the Notes, the Company amended the indenture governing the Notes to increase one of the categories of indebtedness from $175.0 million to $300.0 million. Simultaneously, Telecommunications amended and restated its existing Senior Credit Facility and received commitments to expand total amounts available under the Facility to $300.0 million. The term loan portion of the Senior Credit Facility was increased to $75.0 million and was fully funded at closing. The revolving loan portion of the Senior Credit Facility was increased to $225.0 million.

Availability under the Senior Credit Facility is determined by a number of factors, including number of towers built by the Company with anchor tenants on the date of completion, the financial performance of the Company's towers, site development and construction segments, as well as by other financial covenants, financial ratios and other conditions. The initial term loan of $25.0 million and the $225.0 million revolving loan mature December 31, 2004 with amortization pursuant to a schedule and reduced availability beginning March 31, 2001. The additional term loan of $50.0 million matures December 31, 2005 with amortization pursuant to a schedule and reduced availability beginning March 31, 2001. Borrowings under the Senior Credit Facility will bear interest at the EURO rate plus a margin ranging from 2.25% to 3.50% (determined by a leverage ratio) or "base rate" (as defined in the Senior Credit Facility) plus a margin ranging from 1.25% to 2.50% (determined by a leverage ratio). The Senior Credit Facility is secured by substantially all of the assets of Telecommunications and its direct and indirect subsidiaries, requires Telecommunications to maintain certain financial covenants, and places restrictions on, among other things, the incurrence of debt and liens, dispositions of assets, transactions with affiliates and certain investments. Refer to Note 18 (a) for further discussion related to this Senior Credit Facility.

Senior 12% Discount Notes

On March 2, 1998, the Company closed on $269.0 million Senior 12% Discount Notes (the "Notes") due March 1, 2008. The issuance of the Notes netted approximately $150.2 million in proceeds to the Company. The Notes will accrete in value until March 1, 2003 at which time they will have an aggregate principal amount of $269.0 million. Thereafter, interest will accrue on the Notes and will be payable in cash semi-annually in arrears on March 1 and September 1, commencing September 1, 2003. Proceeds from the Notes were used to acquire and construct telecommunications towers as well as for general working capital purposes.

The Notes and Senior Credit Facility contain numerous restrictive covenants, including but not limited to covenants that restrict the Company's ability to incur indebtedness, pay dividends; create liens, sell assets and engage in certain mergers and acquisitions. The ability of the Company to comply with the covenants and other terms of the Notes and Senior Credit Facility and to satisfy its respective debt obligations will depend on the future operating performance of the Company. In the event the Company fails to comply with the various covenants contained in the Notes or Senior Credit Facility it would be in default thereunder, and in any such case, the maturity of a portion or all of its long-term indebtedness could be accelerated.

Bank Credit Agreement

On June 29, 1998, the Company amended and restated its Credit Agreement with a syndicate of banks (the Credit Agreement.) The amended Credit Agreement provided for revolving credit loans of $55.0 million. Availability was limited based on a minimum number of owned, leased or managed towers and at all times by certain financial conditions and covenants and ratios, and other conditions. The Credit Agreement was scheduled to mature on June 29, 2005. This Credit Agreement was replaced and superceded in its entity by the Senior Credit Facility in February, 1999. Accordingly, deferred financing fees of approximately $1.1 million were written off and are included in the Statement of Operations as an extraordinary item.

9.   RELATED PARTY TRANSACTIONS
     --------------------------

     a.   Note Receivable - Shareholder
          -----------------------------

The amount due from shareholder as of December 31, 1998, represented a promissory note issued in March, 1997 to one of the shareholders in the amount of $3.5 million plus accrued interest. This loan was scheduled to mature at the earlier of three years or upon consummation of an initial public offering of the Company. On June 21, 1999, the shareholder surrendered 430,736 shares of Class B common stock to fully repay the principal and accrued interest on the note. The shares surrendered have been retired by the Company.

     b.   Due to Shareholder
          ------------------

The amount due to shareholder at December 31, 1999 represents the amount owed to the former shareholders of Com-Net as a result of certain earnings targets for 1999 having been met. The amount was paid in full in March 2000.

10.  REDEEMABLE PREFERRED STOCK
     --------------------------

In 1997, the Company sold 8,050,000 shares of 4% Series A preferred stock, convertible initially into one share of the Company's Class A common stock and one share of the Company's 4% Series B redeemable preferred stock, to a syndicate of institutional investors (the "Private Investors"). The Series A preferred stock had a conversion price of $3.73 and net proceeds received by the Company from the sale of the shares was approximately $27.0 million (net of approximately $2.4 million of issuance costs charged to retained earnings).

Each holder of Series A preferred stock had the right to convert his or her shares at any time into one share of Class A common stock, subject to certain anti-dilution protection provisions, and one share of Series B preferred stock. The Series A preferred stock automatically converted into Class A common stock and Series B preferred stock upon initial public offering.

The holders of outstanding shares of Series A preferred stock were entitled, in preference to the holders of any and all other classes of capital stock of the Company, to receive, out of funds legally available therefore, cumulative dividends on the Series A preferred stock in cash, at a rate per annum of 4% of the Series A subject to pro-ration for partial years. The liquidation amount equals the sum of $3.73 and any accumulated and unpaid dividends on the Series A preferred stock. Accrued but unpaid dividends on the Series A preferred stock were paid upon the conversion of the Series A preferred stock into Class A common stock and Series B preferred stock. On June 21, 1999, the date of the conversion, accrued dividends of approximately $2.8 million were paid to the holders of the Series A preferred stock. The Company had accrued the preferred stock dividends on the effective interest method over the period from issuance until the scheduled redemption. As a result, the Company recorded a reduction in the amount of dividends payable of $0.7 million as a result of the early conversion and redemption prior to the originally scheduled redemption date.

11.  INITIAL PUBLIC OFFERING
     -----------------------

On June 21, 1999, the Company completed an initial public offering of 10.0 million shares of its Class A common stock. The Company raised gross proceeds of $90.0 million which produced net proceeds after deduction of the underwriting discount and estimated offering expense of $82.8 million. The Company used approximately $32.8 million of these net proceeds to pay all outstanding dividends on all outstanding shares of the Company's Series A preferred stock and to redeem all shares of the Company's Series B preferred stock. The Company also used $46.0 million to repay all revolving credit loans under the Senior Credit Facility. Remaining proceeds were used for the construction and acquisition of towers and for general working capital purposes.

On July 19, 1999, the managing underwriters of the Company's initial public offering exercised and closed on their over-allotment option to purchase 1.3 million shares of Class A common stock. The Company received net proceeds of approximately $10.9 million from the sales of shares, which were sold at the initial public offering price of $9.00 per share. These net proceeds were also used for the construction and acquisition of towers and for general working capital purposes.

12.  INCOME TAXES
     ------------

The provision for income taxes in the consolidated statements of operations consists of the following components:

                                                            For the years ended December 31,
                                               -----------------------------------------------------------
                                                    1997                1998                1999
                                               ------------------  ------------------  -------------------
  Federal income taxes
    Current                                           $4,628,286         $(1,729,384)         $(1,255,510)
    Deferred                                            (556,280)           (123,429)                   -
    Foreign                                              405,047              65,731              231,462
                                                       ----------         -----------          -----------
                                                       4,477,053          (1,787,082)          (1,024,048)
                                                      ----------         -----------          -----------

  State income taxes
    Current                                            1,198,413             280,408              801,392
    Deferred                                             (79,468)            (17,632)                   -
                                                      ----------         -----------          -----------
                                                       1,118,945             262,776              801,392
                                                      ----------         -----------          -----------
    Total                                             $5,595,998         $(1,524,306)         $  (222,656)
                                                      ==========         ===========          ===========


A reconciliation of the statutory U.S. Federal tax rate (34%) and the effective income tax rate is as follows:

                                                                  For the years ended December 31,
                                                     ----------------------------------------------------------
                                                           1997                1998                1999
                                                     -----------------  ------------------  -------------------
  Statutory Federal expense
   (benefit)                                              $1,993,588        $(7,284,636)        $(11,836,810)
  State income tax                                           224,311           (784,569)            (525,654)
  Corporate reorganization                                 3,248,649                  -                    -
   Foreign tax                                                                  (40,120)             540,744
  Other                                                      129,450            261,824              540,478
  Valuation allowance                                              -          6,323,195           11,058,586
                                                          ----------        -----------         ------------
                                                          $5,595,998        $(1,524,306)        $   (222,656)
                                                          ==========        ===========         ============

The components of the net deferred income tax asset (liability) accounts are as follows:

                                                                                As of December 31,
                                                                          ------------------------------
                                                                             1998               1999
                                                                          ---------          -----------
  Allowance for doubtful accounts                                          $  174,668          $    314,120
  Deferred revenue                                                            340,464             1,175,516
  Other                                                                       120,201               288,057
  Valuation allowance                                                        (635,333)           (1,777,693)
                                                                           ----------          ------------
  Current deferred tax liabilities                                         $        -          $          -
                                                                           ==========          ============

Original issue discount                                                   $ 5,552,286         $  13,580,162
Net operating loss                                                                  -             3,819,561
Employee stock compensation                                                 1,864,841             1,772,652
Book vs. tax depreciation                                                  (5,193,422)          (11,651,792)
Other                                                                          93,718               201,383
Valuation allowance                                                        (5,687,862)          (15,672,420)
                                                                          -----------          ------------
Non-current deferred tax assets (liabilities)                             $(3,370,439)         $ (7,950,454)
                                                                          ===========          ============

In connection with the acquisition of certain towers during 1998 and 1999, the Company recorded deferred tax liabilities and goodwill of $4.2 million and $4.6 million, respectively, related to the book/tax basis differences in the acquired towers.

The Company has recorded a valuation allowance for deferred tax assets as management believes that it is not "more likely than not" that the Company will be able to generate sufficient taxable income in future periods to recognize the assets.

13.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     a.   Operating Leases
          ----------------

The Company is obligated under several non-cancelable operating leases for office space, vehicles and equipment, and site leases that expire at various times through September, 2093. The annual minimum lease payments under non-cancelable operating leases as of December 31, 1999 are as follows:

         2000                                               $ 7,955,734
         2001                                                 8,212,948
         2002                                                 8,675,907
         2003                                                 7,268,492
         2004                                                 3,653,592
         Thereafter                                           8,548,145
                                                            -----------
         Total                                              $44,314,818
                                                            ===========

Principally, all of the leases provide for renewal at varying escalations. Leases providing for fixed rate escalations have been reflected above.

Rent expense for operating leases was $6,134,045, $10,834,234, and $12,778,099 for the years ended December 31, 1997, 1998 and 1999, respectively.

b.   Tenant Leases
     -------------

The annual minimum tower space income to be received for tower space and antenna rental under non-cancelable operating leases as of December 31, 1999 are as follows:

     2000                                     $ 31,858,710
     2001                                       30,484,988
     2002                                       28,498,128
     2003                                       24,026,438
     2004                                       13,195,118
Thereafter                                      32,550,632
                                              ------------
Total                                         $160,614,014
                                              ============

Principally, all of the leases provide for renewal at varying escalations. Leases providing for fixed rate escalations have been reflected above. The Company defers certain initial direct costs associated with new leases and amortizes these costs over the initial lease term, generally five years. Total costs deferred were approximately $1.1 million in 1999. Related amortization expense was approximately $0.1 million in 1999.

     c.   Employment Agreements
          ---------------------

The Company has employment agreements with certain officers of the Company which grant these employees the right to receive their base salary and continuation of certain benefits in the event of a termination (as defined by the agreement of such employees).

     d.   Litigation
          ----------

The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs will not have a material adverse effect on the Company's consolidated financial position or results of operations.

14.  HEALTH AND RETIREMENT PLANS
     ---------------------------

The Company has a defined contribution profit sharing plan under Section 401 (k) of the Internal Revenue Code that provides for voluntary employee contributions of 1% to 14% of compensation for substantially all employees. The Company makes a matching contribution of 50% of an employee's first $2,000 of contributions. Company contributions and other expenses associated with the plan were $126,101, $123,981, and $175,534 for the years ended December 31, 1997, 1998, and 1999 respectively.

15.  EMPLOYEE STOCK PURCHASE PLAN
     ----------------------------

In 1999, the Board of Directors of the Company adopted the 1999 Stock Purchase Plan (the "Purchase Plan".) A total of 500,000 shares of Class A common stock are reserved for purchase under the Purchase Plan. The Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to the lesser of eighty-five (85%) of the fair market value of the Class A common stock on the first or the last day of an offering period. As of December 31, 1999, 29,862 shares had been purchased by employees under the Purchase Plan.

16.  STOCK OPTIONS AND WARRANTS
     --------------------------

In 1996, certain of the Company's senior executives terminated existing employment, incentive and option agreements in exchange for new employment agreements and immediately exercisable options to purchase 1,425,000 shares of Class A Common Stock. All of the options are exercisable at $.05 per share. During March 1997, options to purchase 264,708 shares of Class A common stock were redeemed by the Company for $8.50 per share. Accordingly, the Company recognized compensation expense of $0.9 million which represented the difference between the redemption value and the fair value of the common stock at the date of the redemption. In July 1998, one of the senior executives exercised 773,528 options. As of December 31, 1999, 386,764 of the initial options remain outstanding.

The Company has two stock option plans (the 1996 Stock Option Plan and the 1999 Equity Participation Plan), whereby options (both non-qualified and incentive stock options), stock appreciation rights and restricted stock may be granted to directors, employees and consultants. A total of 4,300,000 shares of Class A Common Stock were initially reserved for issuance under these plans. These options generally vest over three-year periods from the date of grant. The Company accounts for these plans under APB Opinion No. 25, under which compensation cost is not recognized on those issuances where the exercise price equals or exceeds the market price of the underlying stock on the grant date.
                                    -F-15-

During 1998, 208,419 options to purchase Class A common stock were granted under the 1996 Stock Option Plan at exercise prices which the Company believed were below market value. Also during 1998, the Company granted 104,961 shares of Class A Common Stock to two executives and recorded non-cash compensation expense which represented the fair value of the shares on the date of grant.

During 1999, 881,157 options to purchase Class A common stock were granted under the 1999 Equity Participation Plan (the "1999 Plan") which the Company believed were below market value at the time of grant. All other option grants were at or above market value at the time of grant. The Company recorded non-cash compensation expense of $934,419, $678,815 and $311,265 for the years ended December 31, 1997, 1998 and 1999, respectively.

As required by FASB Statement No. 123 ("FASB 123"), for those options which the Company granted at or above fair market value, the Company has determined the pro-forma effect of the options granted had the Company accounted for stock options granted under the fair value method of FASB 123. The Black-Scholes option pricing model was used with the following assumptions for 1997, 1998 and 1999, for options granted prior to the initial public offering; risk free interest rate of 12%, dividend yield of 0%; expected volatility of .001% and expected lives of 3 years. For options granted subsequent to the initial public offering, the following assumptions were used, risk free interest rate of 12%, dividend yield of 0%, volatility of 85%, and expected lives of three years. Had compensation cost for the stock option plan been determined based on fair value at the date of grant in accordance with FASB 123, the Company's pro-forma net income (loss) would have totaled $162,111, $(20,156,126) and $(40,198,079) for the years ended December 31, 1997, 1998 and 1999, respectively. The effect of applying FASB 123 in this pro-forma disclosure is not necessarily indicative of future results.

A summary of the status of the Company's stock option plans including their weighted average exercise price is as follows:


                                                   1997                  1998                  1999
                                            --------------------   ------------------    -------------------
                                              Shares     Price      Shares     Price      Shares     Price
                                            --------    --------   --------   -------    --------   --------
Outstanding at beginning of year            1, 425,000    $0.05     1,797,292    $0.96   1,660,016    $ 2.12
Granted                                        810,500     2.63       799,019     2.81   1,740,935     11.12
Exercised/redeemed                            (264,708)    0.05      (775,961)    0.05    (183,520)     2.63
Forfeited / canceled                          (173,500)    2.63      (160,334)    2.63     (40,237)     3.90
                                            ----------    -----     ---------    -----   ---------    ------
Outstanding at end of year                   1,797,292    $0.96     1,660,016    $2.12   3,177,194    $ 7.11
                                            ==========    =====     =========    =====   =========    ======

Options exercisable at end of year           1,193,625    $ .12       723,883    $1.45   1,211,829    $ 3.24
                                            ==========    =====     =========    =====   =========    ======

Weighted average fair value of options
   granted during the year                                $0.96                  $1.81                $11.12
                                                          =====                  =====                ======

Option groups outstanding at December 31, 1999 and related weighted average exercise price and life information are as follows:

                                                             Wtd. Avg Remaining
        Exercise Price                Outstanding         Contractual Life (Years)           Exercisable
     -------------------         -----------------------  -------------------------      --------------------
       $  .05                            386,764                    6.0                      386,764
       $ 2.63                            949,574                    7.3                      428,966
       $ 4.00                            105,719                    9.0                      105,719
       $ 8.00                            882,257                    9.3                      275,380
       $ 9.00                            100,000                    9.5                            -
       $ 9.69 -  9.75                      2,900                    9.7                            -
       $10.00 - 10.94                     22,600                    9.7                       15,000
       $11.13 - 11.88                      7,400                    9.9                            -
       $15.25                            719,980                   10.0                            -
                                       ---------                                           ---------
                                       3,177,194                                           1,211,829
                                       =========                                           =========

In connection with the issuance of the redeemable preferred stock the Company issued a five year warrant enabling the holder to purchase up to 402,500 shares of Class A common stock with an exercise price of $3.73 per share. Accordingly, 402,500 shares of Class A common stock are reserved. The fair value of the warrants at issuance was not material.

17.  SEGMENT DATA
     ------------

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

                                                                       For the years ended December 31,
                                                         ------------------------------------------------------------
       Revenue:                                                 1997                1998                 1999
                                                         ------------------  ------------------  --------------------
        Site development - consulting                           $47,032,197         $27,448,910           $17,964,006
        Site development - construction                           1,208,246          19,255,731            42,605,608
        Site leasing                                              6,759,362          12,396,268            26,423,121
                                                                -----------         -----------           -----------
                                                                $54,999,805         $59,100,909           $86,992,735
                                                                ===========         ===========           ===========
       Gross profit:
        Site development - consulting                           $16,386,901         $ 5,552,140           $ 5,546,475
        Site development - construction                             383,339           4,652,521             8,744,073
        Site leasing                                              1,403,202           5,115,482            14,289,443
                                                                -----------         -----------           -----------
                                                                $18,173,442         $15,320,143           $28,579,991
                                                                ===========         ===========           ===========
       Capital expenditures:
        Site development - consulting                          $     58,474        $     21,565          $  6,971,008
        Site development - construction                             863,863             119,285            10,485,007
        Site leasing                                             16,425,061         137,274,109           189,778,740
        Assets not identified by segment                            328,420             708,825             1,635,270
                                                               ------------        ------------          ------------
                                                              $  17,675,818        $138,123,784          $208,870,025
                                                               ============        ============          ============

                                                                   As of December 31,
                                                            --------------------------------
       Assets:                                                  1998                1999
                                                            ------------        ------------
        Site development - consulting                       $ 14,516,752        $ 22,418,344
        Site development - construction                        9,690,197          48,519,024
        Site leasing                                         173,075,271         338,722,978
        Assets not identified by segment                      17,290,885          20,162,880
                                                            ------------        ------------
                                                            $214,573,105        $429,823,226
                                                            ============        ============

18.  SUBSEQUENT EVENTS
     -----------------

     a.   Secondary Offering
          ------------------

On February 2, 2000, the Company completed a follow-on offering of 9.0 million shares of its Class A common stock. The Company raised gross proceeds of $243.0 million, which produced net proceeds of approximately $229.3 million, after deduction of the underwriting discount and estimated offering expenses. The Company used $68.0 million of these net proceeds to repay all revolving credit loans under the Senior Credit Facility. Remaining proceeds have and will be used for the construction and acquisition of towers and for general working capital purposes.

On February 3, 2000 the managing underwriters of the follow-on offering exercised and closed on their over-allotment option to purchase an additional 1,350,000 shares of the Company's Class A common stock. Certain shareholders along with the Company had granted this option to the underwriters in connection with the follow-on offering. These certain shareholders satisfied from their shareholdings the exercise of the over-allotment option in full, resulting in no proceeds to the Company as a result of this exercise.

     b.   Registration of Additional Shares
          ---------------------------------

In January 2000, the Company filed a registration statement with the Securities and Exchange Commission registering 1.0 million shares of its Class A common stock. These shares are currently reserved for issuance in connection with acquisitions of wireless communication towers or companies that provide related services at various locations in the United States from time to time. As of the date of this report, 912,062 shares remain reserved for future issuance. On March 17, 2000, the Company issued 87,938 shares of Class A common stock in connection with an acquisition of six towers and related assets.

     c.   Exercise of Warrants
          --------------------

In February 2000, the holders of the warrants discussed in Note 16 have exercised their right to exchange the warrants for Class A common stock. The fair market value of the common stock was $33.25 per share at the time of exercise. In lieu of remitting cash to the Company for the exercise, warrants to acquire 45,113 shares were surrendered to the Company.

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTS ON SCHEDULE

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
West Palm Beach, Florida.
February 14, 2000

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS


                                                      Additions
                                       Balance at     Charged to    Deduction
                                      Beginning at    Costs and       From        Balance at
                                         Period        Expenses     Reserves     End of Period
                                      ------------  ------------  ------------- ---------------
Allowance for Doubtful Accounts:
   December 31, 1997                    $1,024,100     $ 163,416     $679,248       $508,268
   December 31, 1998                    $  508,268     $ 282,463     $354,060       $436,671
   December 31, 1999                    $  436,671     $ 492,101     $139,473       $785,299

