Form 10-Q
period 2000-03-31
SBA COMMUNICATIONS CORP
filed 2000-05-15
CIK 1034054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934.

                        For the transition period from to

                        Commission file number 000-30110



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

                               Yes X      No
                                  ---       ---


          Number of shares of common stock outstanding at May 11, 2000
                           Class A Common Stock - 32,629,127 shares
                           Class B Common Stock - 6,559,401 shares

                         SBA COMMUNICATIONS CORPORATION


                                      INDEX



                                                                                                            Page
                                                                                                            ----
PART I  -  FINANCIAL INFORMATION
     Item 1.   Unaudited Financial Statements

          Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000..............................4

          Consolidated Statements of Operations for the three months ended

                March 31, 1999 and 2000.......................................................................5

          Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 2000......................................................................................6


          Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2000............7

          Condensed Notes to Consolidated Financial Statements................................................8

     Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.......................................................................11

     Item 3. Quantitative and Qualitative Disclosures About Market Risk......................................14

PART II - OTHER INFORMATION

     Item 2 - Changes in Securities..........................................................................16

     Item 6 - Exhibits and Reports on Form 8-K...............................................................16

SIGNATURES...................................................................................................18

                         SBA COMMUNICATIONS CORPORATION


                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
          --------------------
The following unaudited consolidated financial statements of SBA Communications Corporation, a Florida corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim period reported have been made. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                             December 31, 1999       March 31, 2000
                                                                             -----------------       --------------
                                       ASSETS
Current assets:
         Cash and cash equivalents, includes interest bearing amounts
            of $2,399,115 and $111,115,665 in 1999 and 2000                        $  3,130,912        $111,697,155
         Accounts receivable, net of allowance of $785,299 and
            $1,071,794 in 1999 and 2000                                              22,644,777          25,839,980
         Prepaid and other current assets                                             4,946,561           4,810,226
         Costs and estimated earnings in excess of billings on
            uncompleted contracts                                                     2,888,963           6,679,917
                                                                                   ------------        ------------
                           Total current assets                                      33,611,213         149,027,278

         Property and equipment, net                                                338,891,513         397,249,448
         Intangible assets, net                                                      34,387,262          33,956,359
         Other assets                                                                22,933,238          22,271,144
                                                                                   ------------        ------------

                           Total assets                                            $429,823,226        $602,504,229
                                                                                   ============        ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                          $ 40,655,950        $ 36,367,114
         Accrued expenses                                                             6,094,669           8,837,041
         Notes payable                                                                   50,176              50,176
         Due to shareholder                                                           2,500,000                   -
         Billings in excess of costs and estimated earnings
            on uncompleted contracts                                                  1,600,981           3,745,626
         Other current liabilities                                                    3,654,584           3,607,729
                                                                                   ------------        ------------
                           Total current liabilities                                 54,556,360          52,607,686
                                                                                   ------------        ------------

Other liabilities:
         Senior discount notes payable                                              186,041,542         191,516,653
         Notes payable                                                              132,175,616          75,163,072
         Deferred tax liabilities                                                     7,950,454           7,943,821
         Other long-term liabilities                                                    517,007             557,028
                                                                                   ------------        ------------
                           Total long-term liabilities                              326,684,619         275,180,574
                                                                                   ------------        ------------


Commitments and contingencies (see Note 8)

Shareholders' equity:
         Common stock:
         Class A, par value $.01 (100,000,000 shares authorized) 21,546,737
            and 32,539,564 shares issued and outstanding in 1999 and 2000               215,467             325,396
         Class B, par value $.01 (8,100,000 shares authorized) 7,644,264 and
            6,559,401 shares outstanding in 1999 and 2000                                76,443              65,594
         Additional paid in capital                                                 109,049,538         344,807,597
         Accumulated deficit                                                        (60,759,201)        (70,482,618)
                                                                                   ------------        ------------
                           Total shareholders' equity                                48,582,247         274,715,969
                                                                                   ------------        ------------


                           Total liabilities and shareholders' equity              $429,823,226        $602,504,229
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

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                 For the three months
                                                                    ended March 31,
                                                            ---------------------------------
                                                                  1999                2000
                                                                  ----                ----
Revenues:
   Site development revenue                                   $  8,574,687       $ 20,341,580
   Site leasing revenue                                          5,141,614         10,087,445
                                                              ------------       ------------
          Total revenues                                        13,716,301         30,429,025
                                                              ------------       ------------

Cost of revenues (exclusive of depreciation shown below)
   Cost of site development revenue                              6,623,195         15,712,237
   Cost of site leasing revenue                                  2,377,506          3,865,641
                                                              ------------       ------------
         Total cost of revenues                                  9,000,701         19,577,878
                                                              ------------       ------------
         Gross profit                                            4,715,600         10,851,147

Operating expenses:
   Selling, general and administrative                           4,077,573          5,974,932
   Depreciation and amortization                                 3,131,301          6,830,274
                                                              ------------       ------------
         Total operating expenses                                7,208,874         12,805,206
                                                              ------------       ------------
         Operating loss                                         (2,493,274)        (1,954,059)

Other income (expense):
   Interest income                                                 506,943          1,527,784
   Interest expense                                               (815,490)        (2,907,265)
   Amortization of original issue discount and
        debt issuance costs                                     (5,200,244)        (6,216,926)
   Other                                                             9,215             51,535
                                                              ------------       ------------
         Total other income (expense)                           (5,499,576)        (7,544,872)
                                                              ------------       ------------
         Loss before provision for income taxes and
              extraordinary item                                (7,992,850)        (9,498,931)
(Provision) benefit for income taxes                               785,582           (224,486)
                                                              ------------       ------------
         Net loss before extraordinary item                     (7,207,268)        (9,723,417)
Extraordinary item                                              (1,149,954)                 -
                                                              ------------       ------------
         Net loss                                               (8,357,222)        (9,723,417)
Dividends on preferred stock                                      (712,500)                 -
                                                              ------------       ------------
         Net loss to common stockholders                      $ (9,069,722)      $ (9,723,417)
                                                              ============       ============

Basic and diluted loss per common share before
   extraordinary item                                         $      (0.88)      $      (0.27)
Extraordinary item                                                   (0.13)                 -
                                                              ------------       ------------
Basic and diluted loss per common share                       $      (1.01)      $      (0.27)
                                                              ============       ============
Basic and diluted weighted average number of shares of
   common stock                                                  8,955,922         35,382,348
                                                              ============       ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of operations.

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               For the three months ended March 31,
                                                                               ------------------------------------
                                                                                     1999                2000
                                                                                     ----                ----
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Net loss                                                                      $ (8,357,222)       $ (9,723,417)
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities-
   Depreciation and amortization                                                    3,131,301           6,830,274
   Non-cash compensation expense                                                       24,562             202,701
   Provision for doubtful accounts                                                    101,822             328,869
   Amortization of original issue discount and debt issue costs                     5,200,244           6,216,926
   Interest on shareholder note                                                       (55,162)                  -
   Write-off of deferred financing fees                                             1,149,954                   -
   Changes in operating assets and liabilities:
     (Increase) decrease in-
         Accounts receivable                                                       (1,753,515)         (3,524,072)
         Prepaid and other current assets                                          (1,624,769)            136,334
         Costs and estimated earnings in excess of
              billings on uncompleted contracts                                       239,442          (3,790,954)
         Other assets                                                                (240,138)            (35,266)
         Intangible assets                                                             (5,000)                  -
   Increase (decrease) in-
         Accounts payable                                                          (2,331,507)         (4,288,836)
         Accrued expenses                                                             150,692           2,742,372
         Other liabilities                                                            (80,661)            (13,468)
         Other long-term liabilities                                                   30,679                   -
         Billings in excess of costs and estimated earnings on uncompleted
           contracts                                                                  (40,192)          2,144,645
                                                                                 ------------        ------------
         Total adjustments                                                          3,897,752           6,949,525
                                                                                 ------------        ------------
         Net cash used in operating activities                                     (4,459,470)         (2,773,892)
                                                                                 ------------        ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Tower and other capital expenditures                                           (36,869,661)        (60,591,240)
                                                                                 ------------        ------------
         Net cash used in investing activities                                    (36,869,661)        (60,591,240)
                                                                                 ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from offering of common stock                                               -         229,622,744
   Proceeds from option exercise                                                            -           1,865,631
   Proceeds from notes payable                                                     40,000,000          11,000,000
   Repayment of notes payable                                                     (17,001,000)        (70,512,544)
   Deferred financing fees                                                         (6,135,609)            (44,456)
                                                                                 ------------        ------------
         Net cash provided by financing activities                                 16,863,391         171,931,375
                                                                                 ------------        ------------
         Net increase (decrease) in cash and cash equivalents                     (24,465,740)        108,566,243
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                             26,743,270           3,130,912
                                                                                 ------------        ------------
   End of period                                                                 $  2,277,530        $111,697,155
                                                                                 ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest                                                                $    813,682        $  3,710,469
                                                                                 ============        ============
         Taxes                                                                   $    182,496        $    463,193
                                                                                 ============        ============

NON-CASH ACTIVITIES:
   Dividends on preferred stock                                                  $    712,500        $          -
                                                                                 ============        ============
   Interest on bonds payable                                                     $  4,872,707        $  5,475,111
                                                                                 ============        ============

Common stock issued in connection with acquisition                               $          -        $  4,166,063
                                                                                 ============        ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements of cash flows.

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 ----------------------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                    ----------------------------------------
                                 (unaudited)


                                                                                                                  Additional
                                                                                                                   Paid In
                                                                     Common Stock                                  Capital
                                              ------------------------------------------------------------   --------------------
                                                         Class A                           Class B
                                                         -------                           -------
                                                  Number          Amount           Number           Amount
                                                  ------          ------           ------           ------
BALANCE, December 31, 1999                      21,546,737       $ 215,467        7,644,264        $76,443     $ 109,049,538

    Offering of common stock, net of
       issuance costs                            9,000,000          90,000               -              -        229,532,744
   Exercise of employee stock options              462,639           4,627               -              -          1,861,004
   Exercise of warrants                            357,387           3,574               -              -             (3,574)
   Common stock issued in connection with
       Acquisition                                  87,938             879               -              -          4,165,184
   Conversion of Series B to Series A            1,084,863          10,849       (1,084,863)       (10,849)               -
   Non-cash compensation adjustment                     -               -                -              -            202,701
   Net loss                                             -               -                -              -                 -
                                                ----------       ----------       --------         -------     -------------
BALANCE, March 31, 2000                         32,539,564       $  325,396       6,559,401        $65,594     $ 344,807,597
                                                ==========       ==========       =========        =======     =============


                                               Accumulated
                                                 Deficit           Total
                                              ------------     ------------
BALANCE, December 31, 1999                    $(60,759,201)    $ 48,582,247
   Offering of common stock, net of
       issuance costs                                    -      229,622,744
   Exercise of employee stock options                    -        1,865,631
   Exercise of warrants                                  -                -
   Common stock issued in connection with
       Acquisition                                       -        4,166,063
   Conversion of Series B to Series A                    -                -
   Non-cash compensation adjustment                      -          202,701
   Net loss                                     (9,723,417)      (9,723,417)
                                              ------------     ------------
BALANCE, March 31, 2000                       $(70,482,618)    $274,715,969
                                              ============     ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1. BASIS OF PRESENTATION
   ---------------------

The accompanying unaudited condensed consolidated financial statements include the accounts of SBA Communications Corporation and its subsidiaries (the "Company"). All significant inter-company accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which included only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.

Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

During the three months ended March 31, 1999 and 2000, the Company did not have any changes in its equity resulting from non-owner sources and accordingly, comprehensive income was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

The Company has potential common stock equivalents related to its outstanding exercisable stock options. Potential common stock equivalents of 893,649 and 917,072 shares were not included in diluted loss per share calculation for the three months ended March 31, 1999 and 2000, respectively, because the effect would have been antidulutive. Accordingly, basic and diluted loss per common share are the same for all periods presented.


2. CURRENT ACCOUNTING PRONOUNCEMENTS
   ---------------------------------
In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 required that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 Accounting for Derivative Investments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133. This statement deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Management believes adopting this statement will not have a material impact upon the Company's results of operations or financial position.


3. PROPERTY AND EQUIPMENT
   ----------------------

Property and equipment, net, consists of the following:


                                                December 31,       March 31,
                                                   1999              2000
                                               ------------------------------

Towers                                         $329,046,558      $384,398,680
Construction in process                          18,648,109        25,871,600
Furniture and fixtures                            6,880,071         8,653,421
Vehicles                                            667,756           667,756
Buildings and improvements                          596,676           618,238
Land                                              6,664,178         6,932,918
                                               ------------      ------------
                                                362,503,348       427,142,613

Less: Depreciation and
     amortization                               (23,611,835)      (29,893,165)
                                               ------------      ------------
Property and equipment, net                    $338,891,513      $397,249,448
                                               ============      ============

Construction in process represents costs incurred related to towers which are under development and will be used in the Company's operations. As part of its construction costs, the Company capitalizes certain overhead costs directly related to the oversight of its construction projects.


4.   COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
     ----------------------------------------------------

     Costs and estimated earnings on uncompleted contracts consist of the following:

                                                                             As of                 As of
                                                                        December 31, 1999      March 31, 2000
                                                                        -----------------      --------------
     Costs incurred on uncompleted contracts                               $  11,259,511        $ 23,828,462
     Estimated earnings                                                        2,830,072           4,788,546
     Billings to date                                                        (12,801,601)        (25,682,717)
                                                                           -------------        ------------
                                                                           $   1,287,982        $  2,934,291
                                                                           =============        ============

                                                                              As of                As of
                                                                        December 31, 1999      March 31, 2000
                                                                        -----------------      --------------
     Costs and estimated earnings in excess of billings on uncompleted
              contracts                                                      $ 2,888,963         $ 6,679,917
     Billings in excess of costs and estimated earnings on uncompleted
              contracts                                                       (1,600,981)         (3,745,626)
                                                                            ------------         -----------
                                                                             $ 1,287,982         $ 2,934,291
                                                                            ============         ===========

5.    CURRENT AND LONG TERM DEBT
      --------------------------


                                                                                 As of              As of
                                                                           December 31, 1999   March 31, 2000
                                                                           -----------------   --------------
     Senior Credit Facility term loans, interest at variable rates
     (9.59% to 9.68% at March 31, 2000) quarterly installments
     based on reduced availability beginning March 31, 2001,
     maturing December 31, 2004 and December 31, 2005.                       $  75,000,000      $  75,000,000

     Senior Credit Facility revolving loan, interest at variable rates
     (9.62% to 11.0% at December 31, 1999) quarterly installments based on reduced availability beginning March 31, 2001,
     maturing December 31, 2004.                                                57,000,000                  -

     Senior 12% discount notes, net of unamortized original issue discount of $77,483,347 at March 31, 2000, unsecured, cash interest payable semi-annually in arrears beginning September 1,
     2003, balloon principal payment of $269,000,000 due at maturity
     on March 1, 2008.                                                         186,041,542        191,516,653

     Note Payable, monthly principal installments of $4,181 plus
     Interest at 90 day LIBOR plus 2.25% (8.38% at March 31, 2000),
     maturing June 30, 2004.  Secured by vehicles.                                 225,792            213,248
                                                                              ------------       ------------
                                                                               318,267,334        266,729,901

     Less:  current maturities                                                     (50,176)           (50,176)
                                                                             -------------       ------------
     Long-term debt                                                          $ 318,217,158       $266,679,725
                                                                             =============       ============

6.   SHAREHOLDERS' EQUITY
     --------------------

     a. Offering of Common Stock
        ------------------------

     On February 2, 2000, the Company completed a follow-on offering of 9.0 million shares of its Class A common stock. The Company raised gross proceeds of $243.0 million, which produced net proceeds of approximately $229.6 million, after deduction of the underwriting discount and estimated offering expenses. The Company used $70.5 million of these net proceeds to repay all revolving credit loans under the Senior Credit Facility. Remaining proceeds have and will be used for the construction and acquisition of towers and for general working capital purposes.

     On February 3, 2000, the managing underwriters of the follow-on offering exercised and closed on their over-allotment option to purchase an additional 1,350,000 shares of the Company's Class A common stock. Certain shareholders along with the Company had granted this option to the underwriters in connection with the follow-on offering. These certain shareholders satisfied from their shareholdings the exercise of the over-allotment option in full, resulting in no proceeds to the Company as a result of this exercise.

     b. Registration of Additional Shares
        ---------------------------------

     In January 2000, the Company filed a registration statement with the Securities and Exchange Commission registering 1.0 million shares of its Class A common stock. These shares are currently reserved for issuance in connection with acquisitions of wireless communication towers or companies that provide related services at various locations in the United States from time to time. On March 17, 2000, the Company issued 87,938 shares of Class A common stock in connection with an acquisition of six towers and related assets. The Company accounted for the acquisition using the purchase method of accounting. The results of operations of the acquired assets are included with those of the Company from the date of the acquisition. The historical results of operations of the acquired towers are not material in relation to the Company's consolidated financial statements; accordingly, pro forma financial information has not been presented. As of the date of this report, 912,062 shares remain reserved for future issuance.

     c. Exercise of Warrants
        --------------------

     In February 2000, the holders of the warrants issued in connection with the private placement in 1997, exercised their right to exchange the warrants for Class A common stock. The fair market value of the common stock was $33.25 per share at the time of exercise. In lieu of remitting cash to the Company for the exercise, warrants to acquire 45,113 shares were surrendered to the Company.


7    INCOME TAXES
     ------------

Income taxes have been provided for based upon the Company's annual effective income tax rate. A reconciliation of the statutory U.S. Federal tax rate (34%) and the effective income tax rate for the period is as follows:

                                                For the three months ended
                                                --------------------------
                                           March 31, 1999        March 31, 2000
                                           --------------        --------------

      Federal income tax                    $(2,717,569)          $(3,127,637)
      State income tax                           140,034              223,222
      Foreign tax                                230,998                1,264
      Change in valuation allowance            1,560,955            3,127,637
                                            ------------            ---------
                                            $  (785,582)          $   224,486
                                            ============            =========

The Company recorded a benefit in the first quarter of 1999 as a result of net operating loss carry-backs available. The amount recorded as a benefit represents the entire carry-back amount available The Company has taxable losses in the first quarter of 1999 and 2000, and as a result net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not "more likely than not" that the Company will generate sufficient taxable income in future periods to recognize the assets.


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

9. SEGMENT DATA
   ------------

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


                                                  For the three months ended
                                             -----------------------------------
                                             March 31, 1999       March 31, 2000
                                             --------------       --------------

     Revenue:
        Site development - consulting          $ 3,921,229         $ 5,577,363
        Site development - construction          4,653,458          14,764,217
        Site leasing                             5,141,614          10,087,445
                                               -----------         -----------
                                               $13,716,301         $30,429,025
                                               ===========         ===========

     Gross Profit:
        Site development - consulting          $   888,369         $ 2,055,275
        Site development - construction          1,063,123           2,574,068
        Site leasing                             2,764,108           6,221,804
                                               -----------         -----------
                                               $ 4,715,600         $10,851,147
                                               ===========         ===========

     Capital expenditures:
        Site development - consulting          $ 2,427,225         $ 5,153,049
        Site development - construction              1,006           3,406,876
        Site leasing                            33,928,913          55,606,251
        Assets not identified by segment           512,517             591,127
                                               -----------         -----------
                                               $36,869,661         $64,757,303
                                               ===========         ===========

                                                As of                 As of
                                            December 31, 1999    March 31, 2000
                                            -----------------    --------------
     Assets:
        Site development - consulting         $ 22,418,344        $  6,832,961
        Site development - construction         48,519,024          57,139,636
        Site leasing                           338,722,978         520,480,879
        Assets not identified by segment        20,162,880          18,050,753
                                              ------------        ------------
                                              $429,823,226        $602,504,229
                                              ============        ============



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

The following discussion and analysis reflects only changes from information previously presented for the 1999 fiscal year. Financial information relating to the March 31, 1999 and March 31, 2000 periods is unaudited. This interim discussion and analysis should be read in conjunction with our 1999 audited financial statements, notes thereto and management's discussion and analysis of financial condition and results of operations. The following discussion should be read in conjunction with our Form S-3 filed with the SEC on January 28, 2000 and our Form 10-K filed with the SEC on March 30, 2000.

We continue to be a leading independent owner and operator of wireless communications infrastructure in the United States. Our strategy is to utilize our historical leadership position in the site development business, a project revenue business, to expand our ownership and leasing of communication towers, a recurring revenue business. We began in 1997 and continue to transition our revenue stream from project driven revenues to recurring revenues through the leasing of antennae space at or on communications facilities. We owned 586 towers as of March 31, 1999 and 1,351 towers as of March 31, 2000.

While we intend to continue to offer site development services to wireless carriers where demand and profitable opportunities exist, we will emphasize our site leasing business through the construction of owned towers for lease to wireless service providers, the acquisition of existing sites and the leasing, subleasing and management of other antennae sites. As the site development industry has matured our revenues and gross profit from the consulting segment of that business have declined substantially over the last two years, notwithstanding an increase in the first quarter of 2000 over the prior comparable period, as wireless service providers chose to outsource ownership of communication sites in order to conserve capital. We believe our site development consulting business may experience continued declines in revenues as this outsourcing trend continues. We also believe that, over the longer term, site leasing revenues will increase as carriers move to outsource tower ownership and the number of towers we own grows.

As a result of these trends and the shift in focus of our business, our net loss increased 2000 from the prior periods due to substantially increased depreciation expense, and capital expenditures increased sharply as we continued to accumulate towers. We expect capital expenditures to increase more in 2000 as compared to 1999. In addition, we anticipate that our operating expenses will increase above 1999 levels as we continue to build the infrastructure to enable us to construct, acquire, and operate tower assets.

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

We have focused our capital deployment on building new towers and "mom and pop" acquisitions. Of the 1,351 towers we owned as of March 31, 2000, 875 were new builds. In general, we have chosen to build rather than buy the substantial majority (65%) of our towers due to what we believe are more favorable economics. To date, our construction cost of a new tower averages approximately $225,000, while we believe the industry's average acquisition cost of a tower over the last two years has been approximately $400,000. At March 31, 2000, we had non-binding mandates to build over 600 additional towers under build-to-suit programs (the majority of which we expect will result in binding anchor tenant lease agreements). We believe we have one of the largest number of non-binding build-to-suit mandates from wireless service providers in the industry. At March 31, 2000, we were also pursuing over 900 new strategic builds in locations chosen by us based on our industry knowledge and experience. While we have focused primarily on new build towers for growth, we have also acquired 476 towers as of March 31, 2000. Our acquisition strategy has focused on small, "mom and pop'" acquisition targets, those which we believe offer better opportunities for value. We seek to acquire towers where we can, through additional tenant leases, increase cash flow to substantially reduce the tower cash flow multiple from the multiple paid at acquisition. The 476 tower acquisitions to date have been completed at an average acquisition price of approximately $377,000 per tower and a 14.9 times multiple of annualized tower cash flow to purchase price, or an aggregate purchase price of $179.4 million. In addition to what we have already acquired, we are currently actively negotiating to acquire existing towers. At March 31, 2000, we had letters of intent or definitive agreements to acquire 124 towers in 34 separate transactions for an aggregate purchase price of approximately $45.0 million, or an average acquisition price of approximately $376,000 per tower, and a 13.9 times multiple of annualized tower cash flow to purchase price. We cannot assure you that we will be able to close these transactions, or identify towers or tower companies to acquire in the future.


RESULTS OF OPERATIONS

As we continue our transition into site leasing, operating results in prior periods may not be meaningful predictors of future prospects. You should be aware of the dramatic changes in the nature and scope of our business when reviewing the ensuing discussion of comparative historical results. We expect that the acquisitions consummated to date and any future acquisitions, as well as our new tower builds, will have a material impact on future revenues, expenses and net loss. Revenues, cost of revenues, selling, general and administrative expenses, depreciation and amortization and interest expense each increased significantly in the period ended March 31, 2000 over the year earlier period, and some or all of those items may continue to increase significantly in future periods. We believe that our construction programs will have a material effect on future operation, which effect will probably be negative until such time, if ever, as the newly constructed towers attain higher levels of tenant use.


First Quarter 2000 Compared to First Quarter 1999

Total revenues increased 121.8% to $30.4 million for the first quarter of 2000 from $13.7 million for the first quarter of 1999. We derive our revenues from two businesses, site development and site leasing. Our site development business consists of site development consulting and site development construction. Site development revenues increased 137.2% to $20.3 million in the first quarter of 2000 from $8.6 million in the first quarter of 1999 due to increases in both site development consulting revenues and construction revenues. Site development consulting revenues increased 42.2% to $5.6 million for the first quarter 2000 from $3.9 million for the first quarter of 1999, due to the increased demand for site acquisition and zoning services from wireless communications carriers. Site development construction revenues increased 217.3% to $14.8 million for the first quarter of 2000 from $4.7 million for the first quarter of 1999, due to the inclusion of Com-Net, which was acquired in April 1999, the expanded customer base of our construction company and the number of projects on which services were rendered. Site leasing revenues increased 96.2% to $10.1 million for quarter of 2000, from $5.1 million for the first quarter of 1999, due to the substantially greater number of towers in our portfolio during 2000 compared to 1999.

Total cost of revenues increased 117.5% to $19.6 million for the first quarter of 2000 from $9.0 million for the first quarter of 1999. Site development cost of revenues increased 137.2% to $15.7 million for the 2000 period from $6.6 million in 1999 period due to the increased volume in the site development consulting and construction revenues. Site development consulting cost of revenues increased 16.1% to $3.5 million for the first quarter of 2000 from $3.0 million for the first quarter of 1999 period due primarily to higher revenues. Site development construction cost of revenues increased 239.5% to $12.2 million for the 2000 period from $3.6 million in the first quarter of 1999 due primarily to increased revenues. Site leasing cost of revenues increased 62.6% to $3.9 million for the 2000 period from $2.4 million for 1999 period, due primarily to the increased number of towers owned resulting in an increased amount of lease payments to site owners and related site costs.

Gross profit increased 130.1% to $10.9 million for 2000 from $4.7 million for 1999, due to increased site development and site leasing revenues. Gross profit from site development increased 137.2% to $4.6 million in 2000 from $2.0 million in 1999 due to higher site development revenues. Gross profit margins for site development remained constant in the first quarter of 2000 as compared to the first quarter of 1999. Gross profit margin on site development construction dropped in 2000 to 17.4% from 19.1% in 1999, reflecting the increased use of subcontract labor in 1999. Gross profit for the site leasing business increased 125.1% to $6.2 million in 2000 from $2.8 million in the 1999 period, and site leasing gross profit margin improved to 61.7% in 2000 from 53.8% in 1999. The increased gross profit and improved margin were both due to the substantially greater number of towers owned and the greater number of tenants in the 2000 period. As a percentage of total revenues, gross profit increased to 35.7% of total revenues in 2000 from 34.4% in 1999 due to increased levels of higher margin site leasing gross profit.

Selling, general and administrative expenses increased to $6.0 million for the first quarter of 2000 from $4.1 million for the first quarter of 1999. As a percentage of total revenues, selling, general and administrative expenses decreased to 19.6% for 2000 from 29.7% in 1999. The increase in selling, general and administrative expenses represents the addition of additional offices and personnel which represent the infrastructure necessary to support the continued growth of the Company.

Depreciation and amortization increased to $6.8 million for 2000 as compared to $3.1 million for 1999. This increase is directly related to the increased amount of fixed assets (primarily towers) we owned in 2000 as compared to 1999.

Operating loss decreased to $(2.0) million for 2000 from ($2.5) million for 1999 as a result of the increased revenues in 2000. Other income (expense) increased to $(7.5) million for 2000 from $(5.5) million for 1999. This increase resulted from the interest expense associated with the senior credit facility and amortization of deferred financing fees, partially offset by interest income. The extraordinary item in 1999 of $1.1 million relates to the write-off of deferred financing fees associated with our prior bank credit agreement. Net loss was $(9.7) million for 2000 as compared to net loss of $(8.4) million for 1999.


LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation is a holding company with no business operations of its own. Our only significant asset is the outstanding capital stock of our subsidiaries. We conduct all our business operations through our subsidiaries. Accordingly, our only source of cash to pay our obligations is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries. Even if we decided to pay a dividend on or make a distribution in respect of the capital stock of our subsidiaries, we cannot assure you that our subsidiaries will generate sufficient cash flow to pay a dividend or distribute funds, or that we will be permitted to pay any dividends under the terms of the senior credit facility.

Net cash used in operations during the three months ended March 31, 2000 was $2.8 million compared to net cash used in operations of $4.5 million in the three months ended March 31, 1999. Net cash used in investing activities for the three months ended March 31, 2000 was $60.6 million compared to $36.9 million for the three months ended March 31, 1999. This increase is attributable to a higher level of tower acquisition and new build activity in 2000 versus 1999. Net cash provided by financing activities for the three months ended March 31, 2000 was $171.9 million compared to $16.9 million for the three months ended March 31, 1999. The increase in net cash provided by financing activities in 2000 was attributable to our follow-on offering of Class A common stock which closed in February 2000.

Our balance sheet reflected positive working capital of $96.4 million as of March 31, 2000 and negative working capital of $(20.9) million as of December 31, 1999. This change is attributable to increased cash balances as a result of the follow-on offering.

In February 2000, we completed a follow-on offering of 9.0 million shares of our Class A common stock. We raised gross proceeds of $243.0 million, which produced net proceeds of approximately $229.6 million, after deduction of the underwriting discount and offering expenses. We used $70.5 million of these net proceeds to repay all revolving credit loans under the Senior Credit Facility. Remaining proceeds have and will be used for the construction and acquisition of towers and for general working capital purposes. Additionally, in February 2000 the managing underwriters of the follow-on offering exercised and closed on their over-allotment option to purchase an additional 1,350,000 shares of our Class A common stock from certain shareholders. We did not receive any proceeds as a result of this exercise.

In the event that the business acquired in the Com-Net acquisition achieves certain EBITDA targets in 2000, we may be obligated to issue up to 400,000 million additional shares of Class A common stock to the former shareholders of Com-Net.

Our senior credit facility, as amended, consists of two term loans in an aggregate amount of $75.0 million and a $225.0 million revolving line of credit. Availability under the senior credit facility is determined by a number of factors, including the number of towers built by us with anchor tenants on the date of completion, the financial performance of our other towers, site development and construction segments, as well as by other financial covenants, financial ratios and other conditions. The revolving line of credit and the $25.0 million term loan mature on December 31, 2004 and reduced availability of the revolving credit commitments and amortization of the term loan begins on March 31, 2001. The $50.0 million term loan matures on December 31, 2005 and amortization of this term loan begins on March 31, 2002. The senior credit facility is secured by substantially all of the assets of Telecommunications and its direct and indirect subsidiaries and requires Telecommunications to maintain certain financial covenants, and places restriction on, among other things, the incurrence of debt and liens, disposition of assets, transactions with affiliates and certain investments.
As of March 31, 2000, we had $75.0 million of borrowings outstanding under the senior credit facility at variable rates ranging from 9.59% to 9.68%.

We currently anticipate building a significant number of towers for which we have non-binding mandates pursuant to our build-to-suit program or pursuant to our strategic site initiatives. We also intend to continue to explore opportunities to acquire additional towers, tower companies and/or related businesses. The exact amount of our future capital expenditures will depend on a number of factors. Our future capital expenditures will depend in part upon acquisition opportunities that become available during the period, the needs of our build-to-suit customers and the availability to us of additional debt or equity capital on acceptable terms. Our cash capital expenditures for the year ended December 31, 1999 were $208.9 million, and for the three months ended March 31, 2000 were $60.6 million. We currently plan to make total cash capital expenditures in 2000 of at least $200.0 million to $250.0 million. Substantially all of these planned capital expenditures are expected to be funded by proceeds from our follow-on offering, borrowings under our senior credit facility and cash flow from operations. In the event that there is not sufficient availability under the senior credit facility when an acquisition or construction opportunity arises, we would be required to seek additional debt or equity financing. We cannot assure you that any required financing will be available on commercially reasonable terms or at all or that any additional debt financing would be permitted by the terms of our existing indebtedness. In addition, we have on file with the Commission a shelf registration on Form S-4 registering up to 1,000,000 shares of Class A common stock which we may issue in connection with the acquisition of towers or related businesses. As of the date of this report, 912,062 shares remain reserved for future issuance. On March 17, 2000, the Company issued 87,938 shares of Class A common stock in connection with an acquisition of six towers and related assets.

Our ability to make scheduled payments of principal of, or to pay interest on, our debt obligations, and our ability to refinance any such debt obligations, or to fund planned capital expenditures, will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business strategy contemplates substantial capital expenditures in connection with our planned tower build-out and acquisitions. Based on our current operations and anticipated revenue growth, we believe that, if our business strategy is successful cash flow from operations, the proceeds of the follow-on offering, and available borrowings under the senior credit facility will be sufficient to fund our anticipated capital expenditures in fiscal 2000. Thereafter, however, or in the event we exceed our currently anticipated capital expenditures for 2000, we anticipate that we will need to seek additional equity or debt financing to fund our business plan. Failure to obtain any such financing could require us to significantly reduce our planned capital expenditures and scale back the scope of our tower build-out or acquisitions, either of which could have a material adverse effect on our projected financial condition or results of operations. In addition we may need to refinance all or a portion of our indebtedness (including the Notes and/or the senior credit facility) on or prior to its scheduled maturity. We cannot assure you that we will generate sufficient cash flow from operations in the future, that anticipated revenue growth will be realized or that future borrowings or equity contributions will be available in amounts sufficient to service our indebtedness and make anticipated capital expenditures. In addition, we cannot assure you that we will be able to effect any required refinancing of our indebtedness (including the Notes) on commercially reasonable terms or at all.

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

The following table presents the future principal payment obligations and weighted average interest rates associated with our existing long-term debt instruments assuming our actual level of long-term debt indebtedness:

                                         2000        2001         2002            2003        2004          Thereafter
                                         ----        ----         ----            ----        ----          ----------

Long-term debt:
  Fixed rate (12.0%)                      --              --            --             --             --    $269,000,000

  Term loan ($25.0 million)
     variable rate (9.59% at
     March 31, 2000)                      --      $2,500,000    $2,500,000    $ 7,500,000    $12,500,000              --

  Term loan ($50.0 million)
     variable rate (9.68% at
     March 31, 2000)                      --              --    $  500,000    $   500,000    $   500,000    $ 48,500,000


  Note Payable
     variable rate (8.38% at
     March 31, 2000)                 $37,632     $    50,176    $   50,176    $    50,176    $    25,088              --


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

Senior Discount Note Disclosure Requirements

The indenture governing our 12% Senior Discount Notes due 2008 require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries and the disclosure to be made of Tower Cash Flow, as defined in the indenture, for the most recent fiscal quarter and Adjusted Consolidated Cash Flow, as defined in the indenture, for the most recently completed four-quarter period. As of March 31, 2000 we had no unrestricted subsidiaries. Tower cash flow, as defined in the indenture, for the quarter ended March 31, 2000 was $3.5 million. Adjusted Consolidated Cash Flow for the year ended March 31,
2000 was $18.3 million.


Cautionary Information Regarding Forward-Looking Statements

This quarterly report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Discussions containing forward-looking statements may be found in the material set forth in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

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


                           PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES
          ---------------------
           In February 2000, the holders of warrants issued in 1997 exercised, pursuant to a cashless exercise option, warrants to purchase 402,500 shares of SBA's Class A Common Stock at an exercise price of $3.73 per share. Pursuant to the cashless exercise option, the Company issued 357,387 shares of Class A Common
           Stock and the holders surrendered warrants to purchase 45,113 additional shares as consideration. The shares of Class A
           Common Stock were issued pursuant to Section 4(2) of the Securities Act.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

       (a)  EXHIBITS

       27.  Financial Data Schedule (filed only electronically with the SEC)

       (b)  REPORTS ON FORM 8-K


               The Company filed a report on Form 8-K on January 11, 2000. In the report, the Company reported under Item 5, that it had filed a registration statement with the SEC to register $100.0 million of its shares of Class A common stock that will be offered by SBA.

               The Company filed a report on Form 8-K on January 11, 2000. In the report, the Company reported under Item 5, certain operational results.

               The Company filed a report on Form 8-K on February 4, 2000. In the report, the Company reported under Item 5, that it had priced its offering of Class A Common Stock. Prior to pricing the Company filed an amendment to its Registration Statement, increasing the number of shares from 6,000,000 shares to 9,000,000 shares of its Class A Common Stock plus up to 15% of additional shares that may be offered by certain shareholders to cover any over-allotments. The price of the Class A common stock was set at $27.00 per share.

               The Company filed a report on Form 8-K on February 4, 2000. In the report, the Company reported under Item 5, that underwriters of the recent offering of 9,000,000 shares of Class A common stock exercised their over-allotment option to purchase 1,350,000 shares of SBA's Class A common stock from certain stockholders. The Company will not receive the proceeds from any sale of shares by the selling shareholders.

               The Company filed a report on Form 8-K on February 23, 2000. In the report, the Company reported financial results for the three months and fiscal year ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




May 15, 2000                            /s/  John Marino
                                        ----------------
                                        John Marino
                                        Chief Financial Officer
                                        (Duly Authorized Officer)



May 15, 2000                            /s/  Pamela J. Kline
                                             ---------------
                                        Pamela J. Kline
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)