Form 10-Q
period 2000-06-30
SBA COMMUNICATIONS CORP
filed 2000-08-14
CIK 1034054

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

  For the quarterly period ended June 30, 2000

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
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)


                                                        33486
   One Town Center Road, Boca Raton,                 (Zip code)
                Florida
    (Address of principal executive
               offices)
                                (561) 995-7670
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirement for the past 90 days.

                                Yes [X] No [_]

                       Number of shares of common stock outstanding at August 9, 2000
                       Class A Common Stock -- 34,201,447 shares
                       Class B Common Stock -- 5,465,595 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         SBA COMMUNICATIONS CORPORATION

                                     INDEX

                                                                           Page
                                                                           ----
PART I--FINANCIAL INFORMATION

  Item 1. Unaudited Financial Statements

    Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000.   3

    Consolidated Statements of Operations for the three and six months
     ended June 30, 1999 and 2000.........................................   4

    Consolidated Statements of Cash Flows for the six months ended June
     30, 1999 and 2000....................................................   5

    Consolidated Statement of Shareholders' Equity as of June 30, 2000....   6

    Condensed Notes to Consolidated Financial Statements..................   7

  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  12

  Item 3. Quantitative and Qualitative Disclosures About Market Risk......  17

PART II--OTHER INFORMATION

  Item 2--Changes in Securities...........................................  20

  Item 4--Submission of Matters to a Vote of Security Shareholders........  20

  Item 6--Exhibits and Reports on Form 8-K................................  20

SIGNATURES................................................................  21

ITEM 1: UNAUDITED FINANCIAL STATEMENTS

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                    June 30,
                                                December 31, 1999     2000
                                                ----------------- ------------
                    ASSETS
Current assets:
  Cash and cash equivalents, includes interest
   bearing amounts of $2,399,115 and
   $25,401,273 in 1999 and 2000, respectively..   $  3,130,912    $ 27,199,049
  Accounts receivable, net of allowance of
   $785,299 and $1,236,947 in 1999 and 2000,
   respectively................................     22,644,777      32,874,185
  Prepaid and other current assets.............      4,946,561       7,917,515
  Costs and estimated earnings in excess of
   billings on uncompleted contracts...........      2,888,963       7,869,789
                                                  ------------    ------------
    Total current assets.......................     33,611,213      75,860,538
  Property and equipment, net..................    338,891,513     507,035,210
  Intangible assets, net.......................     34,387,262      34,657,298
  Other assets.................................     22,933,238      22,940,538
                                                  ------------    ------------
    Total assets...............................   $429,823,226    $640,493,584
                                                  ============    ============
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................   $ 40,655,950    $ 58,574,780
  Accrued expenses.............................      6,094,669       4,140,237
  Notes payable................................         50,176       1,300,176
  Due to shareholder...........................      2,500,000              --
  Billings in excess of costs and estimated
   earnings on uncompleted contracts...........      1,600,981       3,008,498
  Other current liabilities....................      3,654,584      10,327,547
                                                  ------------    ------------
    Total current liabilities..................     54,556,360      77,351,238
                                                  ------------    ------------
Other liabilities:
  Senior discount notes payable................    186,041,542     197,206,522
  Notes payable................................    132,175,616      73,900,527
  Deferred tax liabilities.....................      7,950,454       7,943,821
  Other long-term liabilities..................        517,007         585,057
                                                  ------------    ------------
    Total long-term liabilities................    326,684,619     279,635,927
                                                  ------------    ------------
Commitments and contingencies (see Note 8)
Shareholders' equity:
  Common stock:
  Class A, par value $.01 (100,000,000 shares
   authorized) 21,546,737 and 34,192,639 shares
   issued and outstanding in 1999 and 2000.....        215,467         341,926
  Class B, par value $.01 (8,100,000 shares
   authorized) 7,644,264 and 5,465,595 shares
   outstanding in 1999 and 2000................         76,443          54,656
  Additional paid in capital...................    109,049,538     361,500,082
  Accumulated deficit..........................    (60,759,201)    (78,390,245)
                                                  ------------    ------------
    Total shareholders' equity.................     48,582,247     283,506,419
                                                  ------------    ------------
    Total liabilities and shareholders' equity.   $429,823,226    $640,493,584
                                                  ============    ============

 The accompanying Notes to Consolidated Financial Statements on pages 7 through
   11 herein are an integral part of these consolidated financial statements.

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                           For the three months        For the six months
                              ended June 30,             ended June 30,
                          ------------------------  --------------------------
                             1999         2000          1999          2000
                          -----------  -----------  ------------  ------------
Revenues:
  Site development
   revenue............... $13,647,457  $26,691,944  $ 22,222,144  $ 47,033,524
  Site leasing revenue...   5,757,815   11,810,942    10,899,429    21,898,387
                          -----------  -----------  ------------  ------------
    Total revenues.......  19,405,272   38,502,886    33,121,573    68,931,911
                          -----------  -----------  ------------  ------------
Cost of revenues
 (exclusive of
 depreciation shown
 below):
Cost of site development
 revenue.................  10,009,566   20,650,015    16,632,761    36,219,364
Cost of site leasing
 revenue.................   2,777,017    4,458,372     5,154,523     8,324,014
                          -----------  -----------  ------------  ------------
    Total cost of
     revenues............  12,786,583   25,108,387    21,787,284    44,543,378
                          -----------  -----------  ------------  ------------
    Gross profit.........   6,618,689   13,394,499    11,334,289    24,388,533
Operating expenses:
  Selling, general and
   administrative........   4,855,498    6,338,187     8,933,071    12,456,007
  Depreciation and
   amortization..........   3,538,092    7,931,956     6,669,393    14,762,230
                          -----------  -----------  ------------  ------------
    Total operating
     expenses............   8,393,590   14,270,143    15,602,464    27,218,237
                          -----------  -----------  ------------  ------------
    Operating loss.......  (1,774,901)    (875,644)   (4,268,175)   (2,829,704)
Other income (expense):
  Interest income........     339,722    1,293,312       846,665     2,821,096
  Interest expense.......  (1,650,829)  (1,619,394)   (2,466,319)   (4,526,659)
  Amortization of
   original issue
   discount and debt
   issuance costs........  (5,452,713)  (6,352,389)  (10,652,957)  (12,569,315)
  Other..................      14,312         (961)       23,526        50,575
                          -----------  -----------  ------------  ------------
    Total other expense..  (6,749,508)  (6,679,432)  (12,249,085)  (14,224,303)
                          -----------  -----------  ------------  ------------
    Loss before provision
     for income taxes and
     extraordinary item..  (8,524,409)  (7,555,076)  (16,517,260)  (17,054,007)
(Provision) benefit for
 income taxes............    (209,680)    (352,551)      575,901      (577,037)
                          -----------  -----------  ------------  ------------
    Net loss before
     extraordinary item
     and dividends.......  (8,734,089)  (7,907,627)  (15,941,359)  (17,631,044)
Extraordinary item.......          --           --    (1,149,954)           --
                          -----------  -----------  ------------  ------------
    Net loss.............  (8,734,089)  (7,907,627)  (17,091,313)  (17,631,044)
Dividends on preferred
 stock...................   1,445,903           --       733,403            --
                          -----------  -----------  ------------  ------------
    Net loss to common
     shareholders........ $(7,288,186) $(7,907,627) $(16,357,910) $(17,631,044)
                          ===========  ===========  ============  ============
Basic and diluted loss
 per common share before
 extraordinary item...... $     (0.64) $     (0.20) $      (1.49) $      (0.47)
Extraordinary item.......          --           --         (0.11)           --
                          -----------  -----------  ------------  ------------
Basic and diluted loss
 per common share........ $     (0.64) $     (0.20) $      (1.60) $      (0.47)
                          ===========  ===========  ============  ============
Basic and diluted
 weighted average number
 of shares of common
 stock...................  11,423,533   39,234,008    10,196,544    37,308,178
                          ===========  ===========  ============  ============

 The accompanying Notes to Consolidated Financial Statements on pages 7 through
   11 herein are an integral part of these consolidated financial statements.

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                     For the six months ended
                                                              June 30,
                                                     --------------------------
                                                         1999          2000
                                                     ------------  ------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
 Net loss..........................................  $(17,091,313) $(17,631,044)
 Adjustments to reconcile net loss to net cash
  provided by operating activities-
 Depreciation and amortization.....................     6,669,393    14,762,230
 Non-cash compensation expense.....................       136,650       202,701
 Provision for doubtful accounts...................       326,301       892,917
 Amortization of original issue discount and debt
  issue costs......................................    10,652,957    12,569,315
 Interest on shareholder note......................       (91,858)           --
 Write-off of deferred financing fees..............     1,149,954            --
 Changes in operating assets and liabilities:
 (Increase) decrease in-
  Accounts receivable..............................       328,478   (11,122,325)
  Prepaid and other current assets.................       720,742    (2,970,954)
  Costs and estimated earnings in excess of
   billings on uncompleted contracts...............      (122,530)   (4,980,826)
  Other assets.....................................    (1,373,856)   (1,353,761)
 Increase (decrease) in-
 Accounts payable..................................     5,811,066    17,918,830
 Accrued expenses..................................     1,020,416     3,257,684
 Other liabilities.................................      (172,702)    1,522,264
 Billings in excess of costs and estimated earnings
  on uncompleted contracts.........................       173,782     1,407,517
                                                     ------------  ------------
 Total adjustments.................................    25,228,793    32,105,592
                                                     ------------  ------------
 Net cash provided by operating activities.........     8,137,480    14,474,548
                                                     ------------  ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
 Tower and other capital expenditures..............   (91,551,497) (163,153,476)
                                                     ------------  ------------
 Net cash used in investing activities.............   (91,551,497) (163,153,476)
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from offering of common stock........    82,698,719   229,594,588
 Proceeds from option exercise.....................        45,075     2,735,440
 Proceeds from notes payable.......................    81,000,000    11,000,000
 Redemption of preferred stock.....................   (32,824,930)           --
 Repayment of notes payable........................   (63,001,000)  (70,525,089)
 Deferred financing fees...........................    (6,209,781)      (57,874)
                                                     ------------  ------------
 Net cash provided by financing activities.........    61,708,083   172,747,065
                                                     ------------  ------------
 Net increase (decrease) in cash and cash
  equivalents......................................   (21,705,934)   24,068,137
CASH AND CASH EQUIVALENTS:
 Beginning of period...............................    26,743,270     3,130,912
                                                     ------------  ------------
 End of period.....................................  $  5,037,336  $ 27,199,049
                                                     ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
 Interest..........................................  $  2,507,796  $  6,119,083
                                                     ============  ============
 Taxes.............................................  $    185,751  $    688,134
                                                     ============  ============
NON-CASH ACTIVITIES:
 Dividends on preferred stock......................  $   (733,403) $         --
                                                     ============  ============
 Interest on bonds payable.........................  $  9,936,542  $ 11,164,980
                                                     ============  ============
 Note receivable--shareholder......................  $ (3,876,626) $         --
                                                     ============  ============
 Exchange of Series B preferred stock for common
  stock............................................  $  8,050,000  $         --
                                                     ============  ============
Assets acquired in acquisitions....................  $ 21,601,360  $ 25,575,838
Liabilities assumed in acquisitions................    (6,666,726)     (315,104)
Stock issued for acquisitions......................    (7,020,000)  (20,022,487)
                                                     ------------  ------------
                                                     $  7,914,634  $  3,238,247
                                                     ============  ============

 The accompanying Notes to Consolidated Financial Statements on pages 7 through
   11 herein are an integral part of these consolidated financial statements.

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (unaudited)

                                      Common Stock
                         ----------------------------------------
                               Class A             Class B          Additional
                         ------------------- --------------------    Paid in     Accumulated
                           Number    Amount    Number     Amount     Capital       Deficit        Total
                         ---------- -------- ----------  --------  ------------  ------------  ------------
BALANCE, December 31,
 1999................... 21,546,737 $215,467  7,644,264  $ 76,443  $109,049,538  $(60,759,201) $ 48,582,247
 Offering of common
  stock, net of issuance
  costs.................  9,000,000   90,000         --        --   229,504,588            --   229,594,588
 Exercise of employee
  stock options.........    687,313    6,873         --        --     2,728,567            --     2,735,440
 Exercise of warrants...    357,387    3,574         --        --        (3,574)           --            --
 Common stock issued in
  connection with
  acquisitions..........    422,533    4,225         --        --    20,018,262            --    20,022,487
 Conversion of Class B
  to Class A............  2,178,669   21,787 (2,178,669)  (21,787)           --            --            --
 Non-cash compensation
  adjustment............         --       --         --        --       202,701            --       202,701
 Net loss...............         --       --         --        --            --   (17,631,044)  (17,631,044)
                         ---------- -------- ----------  --------  ------------  ------------  ------------
BALANCE, June 30, 2000.. 34,192,639 $341,926  5,465,595  $ 54,656  $361,500,082  $(78,390,245) $283,506,419
                         ========== ======== ==========  ========  ============  ============  ============


 The accompanying Notes to Consolidated Financial Statements on pages 7 through
   11 herein are an integral part of these consolidated financial statements.

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

  The accompanying consolidated financial statements should be read in conjunction with the 1999 Form 10-K for SBA Communications Corporation. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of the results for the year.

  During the three and six months ended June 30, 1999 and 2000, the Company did not have any changes in its equity resulting from non-owner sources and accordingly, comprehensive income was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

  The Company has potential common stock equivalents related to its outstanding exercisable stock options. Potential common stock equivalents of 474,552 and 833,554 shares for the three and six months ended June 30, 1999 and 2000, respectively, were not included in diluted loss per share calculations because the effect would have been antidulutive. Accordingly, basic and diluted loss per common share are the same for all periods presented.

2. Current Accounting Pronouncements

  In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133." The statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, this Statement addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133 and amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. We deferred the adoption of both SFAS 133 and SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133," until fiscal 2001. We do not believe that the adoption of SFAS 138 will have a material effect on the Company's results of operations or financial position.

3. Property and Equipment

  Property and equipment, net, consists of the following:

                                                                     June 30,
                                                 December 31, 1999     2000
                                                 ----------------- ------------
   Towers.......................................   $329,046,558    $470,576,984
   Construction in process......................     18,648,109      54,033,775
   Furniture and fixtures.......................      6,880,071      10,304,025
   Vehicles.....................................        667,756         667,756
   Buildings and improvements...................        596,676         546,943
   Land.........................................      6,664,178       7,741,828
                                                   ------------    ------------
                                                    362,503,348     543,871,311
   Less: Depreciation and Amortization..........    (23,611,835)    (36,836,101)
                                                   ------------    ------------
   Property and equipment, net..................   $338,891,513    $507,035,210
                                                   ============    ============

  Construction in process represents costs incurred related to towers which are under development and will be used in the Company's operations.

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4. Cost and Estimated Earnings on Uncompleted Contracts

  Costs and estimated earnings on uncompleted contracts consist of the following:

                                                      As of           As of
                                                December 31, 1999 June 30, 2000
                                                ----------------- -------------
   Costs incurred on uncompleted contracts.....   $ 11,259,511    $ 18,305,762
   Estimated earnings..........................      2,830,072       3,752,617
   Billings to date............................    (12,801,601)    (17,197,088)
                                                  ------------    ------------
                                                  $  1,287,982    $  4,861,291
                                                  ============    ============

                                                      As of           As of
                                                December 31, 1999 June 30, 2000
                                                ----------------- -------------
   Costs and estimated earnings in excess of
    billings on uncompleted contracts..........   $  2,888,963    $  7,869,789
   Billings in excess of costs and estimated
    earnings on uncompleted contracts..........     (1,600,981)     (3,008,498)
                                                  ------------    ------------
                                                  $  1,287,982    $  4,861,291
                                                  ============    ============

5. Current and Long Term Debt

                                                       As of           As of
                                                 December 31, 1999 June 30, 2000
                                                 ----------------- -------------
Senior Credit Facility term loans, interest at
 variable rates (10.20% to 10.22% at June 30,
 2000) quarterly installments Based on reduced
 availability beginning March 31, 2001,
 Maturing December 31, 2004 and December 31,
 2005. ........................................    $ 75,000,000    $ 75,000,000
Senior Credit Facility revolving loan, interest
 at variable rates (9.62% to 11.00% at December
 31, 1999) quarterly installments Based on
 reduced availability beginning March 31, 2001,
 Maturing December 31, 2004. ..................      57,000,000              --
Senior 12% discount notes, net of unamortized
 original issue discount of $71,793,478 at June
 30, 2000, unsecured, cash interest payable
 semi-annually in arrears beginning September
 1, 2003, balloon principal payment of
 $269,000,000 due at maturity on March 1,
 2008. ........................................     186,041,542     197,206,522
Note Payable, monthly principal installments of
 $4,181 plus Interest at 90 day LIBOR plus
 2.25% (8.86% at June 30, 2000), Maturing June
 30, 2004. Secured by vehicles. ...............         225,792         200,703
                                                   ------------    ------------
                                                    318,267,334     272,407,225
Less: current maturities.......................         (50,176)     (1,300,176)
                                                   ------------    ------------
Long-term debt.................................    $318,217,158    $271,107,049
                                                   ============    ============

6. Shareholders' Equity

  a. Offering of Common Stock

  On February 2, 2000, the Company completed an equity offering of 9.0 million shares of its Class A common stock. The Company raised gross proceeds of $243.0 million, which produced net proceeds of approximately $229.6 million, after deduction of the underwriting discount and estimated offering expenses. The

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Company used $70.5 million of these net proceeds to repay all revolving credit loans under the Senior Credit Facility. Remaining proceeds have and will be used for the construction and acquisition of towers and for general working capital purposes.

  On February 3, 2000, the managing underwriters of the equity offering exercised and closed on their over-allotment option to purchase an additional 1,350,000 shares of the Company's Class A common stock. Certain shareholders along with the Company had granted this option to the underwriters in connection with the follow-on offering. These certain shareholders satisfied from their shareholdings the exercise of the over-allotment option in full, resulting in no proceeds to the Company as a result of this exercise.

  b. Registration of Additional Shares During the Six Months Ended June 30,
2000

  In January 2000, the Company filed a registration statement with the Securities and Exchange Commission registering 1.0 million shares of its Class A common stock. These shares are currently reserved for issuance in connection with acquisitions of wireless communication towers or companies that provide related services at various locations in the United States from time to time. During the six months ended June 30, 2000, the Company issued 422,533 shares of Class A common stock in connection with four acquisitions. The Company accounted for these acquisitions using the purchase method of accounting. The results of operations of the acquired assets and companies are included with those of the Company from the date of the acquisitions. The historical results of operations of the assets acquired are not material in relation to the Company's consolidated financial statements; accordingly, pro forma financial information has not been presented. As of the date of this report, 577,467 shares remain reserved for future issuance.

  c. Exercise of Warrants

  In February 2000, the holders of warrants issued in 1997 exercised, pursuant to a cashless option, warrants to purchase 402,500 shares of SBA's Class A common stock at an exercise price of $3.73 per share. Pursuant to the cashless exercise option, the Company issued 357,387 shares of Class A common stock and the holders surrendered warrants to purchase 45,113 additional shares as consideration. The shares of Class A common stock were issued pursuant to
Section 3(a)9 of the Securities Act.

7. Income Taxes

  The components of the (provision) benefit for income taxes related to continuing operations are as follows:

                                                     For the six months ended
                                                    ---------------------------
                                                    June 30, 1999 June 30, 2000
                                                    ------------- -------------
   Federal income tax..............................  $ 5,311,527   $ 5,798,362
   State income tax................................     (444,266)     (569,740)
   Foreign tax.....................................     (243,881)       (7,297)
   Change in valuation allowance...................   (4,047,479)   (5,798,362)
                                                     -----------   -----------
                                                     $   575,901   $  (577,037)
                                                     ===========   ===========

  The Company recorded a benefit in the first quarter of 1999 as a result of net operating loss carry-backs available. The amount recorded as a benefit represents the entire carry-back amount available. The Company has taxable losses in the six months ended June 30, 1999 and 2000, and as a result net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not "more likely than not" that the Company will generate sufficient taxable income in future periods to recognize the assets.

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

8. Commitments and Contingencies

  Under the terms of our acquisition of Com-Net, we may be obligated to issue up to 400,000 additional shares of Class A common stock to the former shareholders of Com-Net if certain 2000 earnings targets are achieved.

  We are involved in various claims, lawsuits and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations.

9. Segment Data

  The Company operates principally in three business segments: site development consulting, site development construction, and site leasing. The Company's reportable segments are strategic business units that offer different services. These business units are managed separately based on the fundamental differences in their operations.

  The Company's segment information is as follows:

                                                  For the six months ended June
                                                               30
                                                 -------------------------------
                                                       1999            2000
                                                 ----------------- -------------
   Revenue:
     Site development--consulting...............   $  8,060,191    $ 12,430,535
     Site development--construction.............     14,161,953      34,602,989
     Site leasing...............................     10,899,429      21,898,387
                                                   ------------    ------------
                                                   $ 33,121,573    $ 68,931,911
                                                   ============    ============
   Gross Profit:
     Site development--consulting...............      2,460,426       4,235,727
     Site development--construction.............      3,128,957       6,578,433
     Site leasing...............................      5,744,906      13,574,373
                                                   ------------    ------------
                                                   $ 11,334,289    $ 24,388,533
                                                   ============    ============
   Capital expenditures:
     Site development--consulting...............             --         914,368
     Site development--construction.............     11,655,339       1,417,467
     Site leasing...............................     86,663,599     180,338,671
     Assets not identified by segment...........        252,559         505,459
                                                   ------------    ------------
                                                   $ 98,571,497    $183,175,965
                                                   ============    ============

                                                       As of           As of
                                                 December 31, 1999 June 30, 2000
                                                 ----------------- -------------
   Assets:
     Site development--consulting...............   $ 22,418,344    $  2,251,103
     Site development--construction.............     48,519,024      68,676,978
     Site leasing...............................    338,722,978     548,236,524
     Assets not identified by segment...........     20,162,880      21,328,979
                                                   ------------    ------------
                                                   $429,823,226    $640,493,584
                                                   ============    ============

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

10. Subsequent Events

  On July 28, 2000, the Company completed an offering of 5.0 million shares of its Class A common stock. The Company raised gross proceeds of $215.0 million, which produced net proceeds of approximately $204.4 million, after deduction of the underwriting discount and estimated offering expenses. The Company used $25.0 million of these net proceeds to repay a portion of the Senior Credit Facility term loans. Remaining proceeds will be used for the acquisition and construction of towers and for general working capital purposes, and possibly for the repayment of a portion or all of the remaining Senior Credit Facility term loans.

  In connection with this offering, the Company granted the managing underwriters of the offering a 30-day option to purchase an additional 750,000 shares of our Class A common stock to cover any over-allotments. As of the date of this report, the managing underwriters have not exercised this option.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis reflects only changes from information previously presented for the 1999 fiscal year. Financial information relating to the June 30, 1999 and June 30, 2000 periods is unaudited. This interim discussion and analysis should be read in conjunction with our 1999 audited financial statements, notes thereto and management's discussion and analysis of financial condition and results of operations. The following discussion should be read in conjunction with our Form 10-K filed with the SEC on March 30, 2000.

  We continue to be a leading independent owner and operator of wireless communications infrastructure in the United States. Our strategy is to utilize our historical leadership position in the site development business, a project revenue business, to expand our ownership and leasing of communication towers, a recurring revenue business. We began in 1997, and continue, to transition our revenue stream from project driven revenues to recurring revenues through the leasing of antennae space at or on communications facilities. We owned 770 towers as of June 30, 1999 and 1,660 towers as of June 30, 2000.

  While we intend to continue to offer site development services to wireless carriers where demand and profitable opportunities exist, we will emphasize our site leasing business through the construction of owned towers for lease to wireless service providers, the acquisition of existing sites and the leasing, subleasing and management of other antennae sites. As the site development industry has matured our revenues and gross profit from the consulting segment of that business have declined substantially over the last two years, as wireless service providers chose to outsource ownership of communication sites in order to conserve capital. We believe our site development consulting business may experience continued declines in revenues as this outsourcing trend continues. We also believe that, over the longer term, site leasing revenues will increase as carriers move to outsource tower ownership and the number of towers we own grows.

  As a result of these trends and the shift in focus of our business, our net loss in 2000 increased from the prior periods due to substantially increased depreciation expense and interest expense. Capital expenditures increased significantly in 2000 as compared to 1999 as we continued to accumulate towers. We expect capital expenditures to continue to increase more in 2000 as compared to 1999. In addition, we anticipate that our operating expenses will increase above 1999 levels as we continue to build the infrastructure to enable us to construct, acquire, and operate tower assets.

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

  We have focused our capital deployment on building new towers and acquiring existing towers. Of the 1,660 towers we owned as of June 30, 2000, 1,092 were new builds. In general, we have chosen to build rather than buy the substantial majority (66%) of our towers due to what we believe are more favorable economics. To date, our construction cost of a new tower averages approximately $225,000, while we believe the industry's average acquisition cost of a tower over the last two years has been approximately $400,000. At June 30, 2000, we had non-binding mandates to build over 600 additional towers under build-to-suit programs (the majority of which we expect will result in binding anchor tenant lease agreements). We believe we have one of the largest number of non-binding build-to-suit mandates from wireless service providers in the industry. At June 30, 2000, we were also pursuing over 900 new strategic builds in locations chosen by us based on our industry knowledge and experience. While we have focused primarily on new build towers for growth, we have also acquired 568 towers as of June 30, 2000. Our acquisition strategy has focused primarily on small acquisition targets, those which we believe offer better opportunities for value. We seek to acquire towers where we can, through additional tenant leases, increase cash flow to substantially reduce the tower cash flow multiple from the multiple paid at acquisition. The 568 tower acquisitions to date have been completed at an average acquisition price of approximately $382,000 per tower and a 14.6 times multiple of annualized tower cash flow to purchase price, or an aggregate purchase price of $217.2 million. In addition to what we have already acquired, we are currently actively negotiating to acquire existing towers. At June 30, 2000, we had letters of intent or definitive agreements to acquire 147 towers in 38 separate transactions for an aggregate purchase price of approximately $56.4 million, or an average acquisition price of approximately $384,000 per tower, and a 17.3 times multiple of annualized tower cash flow to purchase price. We cannot assure you that we will be able to close these transactions, or identify towers or tower companies to acquire in the future.

Results of Operations

  As we continue our transition into site leasing, operating results in prior periods may not be meaningful predictors of future prospects. You should be aware of the dramatic changes in the nature and scope of our business when reviewing the ensuing discussion of comparative historical results. We expect that the acquisitions consummated to date and any future acquisitions, as well as our new tower builds, will have a material impact on future revenues, expenses and net loss. Revenues, cost of revenues, selling, general and administrative expenses, depreciation and amortization, interest income and interest expense each increased significantly in the three and six month periods ended June 30, 2000 as compared to the respective periods in the prior year, and some or all of those items may continue to increase significantly in future periods. We believe that our new tower build programs may have a material effect on future financial results, which effect will probably be negative until such time, if ever, as the newly constructed towers attain higher levels of tenant use. As of June 30, 2000 the tenant count on owned towers was 4,095 or an average of 2.5 tenants per tower. The proforma average monthly rent for all tenants in the portfolio was $1,022 as of June 30, 2000.

 Second Quarter 2000 Compared to the Second Quarter 1999

  Total revenues increased 98.4% to $38.5 million for the second quarter of 2000 from $19.4 million for the second quarter of 1999. We derive our revenues from two businesses, site development and site leasing. Our site development business consists of site development consulting and site development construction. Site development revenues increased 95.6% to $26.7 million in the second quarter of 2000 from $13.6 million in the second quarter of 1999 due to increases in both site development consulting revenues and construction revenues. Site development consulting revenues increased 65.6% to $6.9 million for the second quarter 2000 from $4.1 million for the second quarter of 1999, due to an increase in demand for site acquisition and zoning services from wireless communications carriers. Site development construction revenues increased 108.6% to $19.8 million for the second quarter of 2000 from $9.5 million for the second quarter of 1999, due to the inclusion of Com-Net, which was acquired in April 1999, the expanded customer base of our construction activities and the number of projects on which services were rendered. Site leasing revenues increased 105.1% to $11.8 million for the second quarter of 2000, from $5.8 million for the second quarter of 1999, due to the substantially greater number of towers in our portfolio during 2000 as compared to 1999.

  Total cost of revenues increased 96.4% to $25.1 million for the second quarter of 2000 from $12.8 million for the second quarter of 1999. Site development cost of revenues increased 106.3% to $20.7 million for the second quarter of 2000 from $10.0 million in the second quarter of 1999 due to the increased volume in both site development consulting and construction revenues. Site development consulting cost of revenues increased 82.0% to $4.7 million for the second quarter of 2000 from $2.6 million for the second quarter of 1999 due primarily to higher revenues.

  Site development construction cost of revenues increased 114.7% to $16.0 million for the second quarter of 2000 from $7.4 million in the second quarter of 1999 due primarily to increased revenues. Site leasing cost of revenues increased 60.5% to $4.5 million for the second quarter of 2000 from $2.8 million for the second quarter of 1999, due primarily to the increased number of towers owned resulting in an increased amount of lease payments to site owners and related site costs.

  Gross profit increased 102.4% to $13.4 million for the second quarter of 2000 from $6.6 million for the second quarter of 1999, due to increased site development and site leasing revenues. Gross profit from site development increased 66.1% to $6.0 million in the second quarter of 2000 from $3.6 million in the second quarter of 1999 due to higher site development revenues. Gross profit margins for site development decreased in the second quarter of 2000 to 22.6% from 26.7% in the second quarter of 1999. Gross profit margin on site development consulting decreased to 31.8% for the second quarter of 2000 from 38.0% for the second quarter of 1999. This decrease is attributable to the relative percentage in the 2000 period of later stages of projects which are generally less profitable than the earlier stages of projects. Gross profit margin on site development construction increased in the second quarter of 2000 to 19.5% from 16.5% in the second quarter of 1999, as a result of the increased number of higher margin jobs. Gross profit for the site leasing business increased 146.7% to $7.4 million in the second quarter of 2000 from $3.0 million in the second quarter of 1999, and site leasing gross profit margin improved to 62.2% in the second quarter of 2000 from 51.8% in 1999. The increased gross profit and improved margin were both due to the substantially greater number of towers owned and the greater average revenue per tower in the 2000 period. As a percentage of total revenues, gross profit increased to 34.7% of total revenues for the second quarter of 2000 from 34.1% for the second quarter of 1999 due primarily to increased levels of higher margin site leasing gross profit.

  Selling, general and administrative expenses increased to $6.3 million for the second quarter of 2000 from $4.9 million for the second quarter of 1999. As a percentage of total revenues, selling, general and administrative expenses decreased to 16.5% for the second quarter of 2000 from 25.0% for the second quarter of 1999. The increase in selling, general and administrative expenses represents the addition of additional offices, personnel and other infrastructure necessary to support our continued growth.

  Depreciation and amortization increased to $7.9 million for the second quarter of 2000 as compared to $3.5 million for the second quarter of 1999. This increase is directly related to the increased amount of fixed assets (primarily towers) we owned in 2000 as compared to 1999.

  Operating loss decreased to $(0.9) million for the second quarter of 2000 from $(1.8) million for the second quarter of 1999 as a result of the increased revenues in 2000. Other expense remained relatively constant at $(6.7) million for both the second quarter in 2000 and 1999. Increased interest expense in the second quarter of 2000 was offset by increased interest income in the second quarter of 2000. Net loss was $(7.9) million for the second quarter of 2000 as compared to net loss of $(8.7) million for the second quarter of 1999.

 First Half of 2000 Compared to the First Half of 1999

  Total revenues increased 108.1% to $68.9 million for the first half of 2000 from $33.1 million for the first half of 1999. Site development revenues increased 111.7% to $47.0 million in the first half of 2000 from $22.2 million in the first half of 1999 due to increases in both site development consulting revenues and construction revenues. Site development consulting revenues increased 54.2% to $12.4 million for the first half of 2000 from $8.1 million for the first half of 1999, due to an increased demand for site acquisition and zoning services from wireless communications carriers. Site development construction revenues increased 144.3% to $34.6 million for the first half of 2000 from $14.2 million for the first half of 1999, due primarily to the inclusion of Com-Net, which was acquired in April 1999, as well as the expanded customer base of our construction activities and the number of projects on which construction services were rendered. Site leasing revenues increased 100.9% to $21.9 million for the first half of 2000, from $10.9 million for the first half of 1999, due to the substantially greater number of towers in our portfolio during 2000 compared to 1999.

  Total cost of revenues increased 104.5% to $44.5 million for the first half of 2000 from $21.8 million for the first half of 1999. Site development cost of revenues increased 117.8% to $36.2 million for the first half of 2000 from $16.6 million in the first half of 1999 due to the increased volume in both the site development consulting and construction revenues. Site development consulting cost of revenues increased 46.3% to $8.2 million for the first half of 2000 from $5.6 million for the first half of 1999 due primarily to higher volume of activity. Site development construction cost of revenues increased 154.1% to $28.0 million for the first half of

2000 from $11.0 million in the first half of 1999 due to the inclusion of Com-Net, acquired in April 1999, and to increased construction activity. Site leasing cost of revenues increased 61.5% to $8.3 million for the first half of 2000 from $5.2 million for the first half of 1999, due primarily to the increased number of towers owned resulting in an increased amount of lease payments to site owners and related site costs.

  Gross profit increased 115.1% to $24.4 million for the first half of 2000 from $11.3 million for the first half of 1999, due to increased site development and site leasing revenues. Gross profit from site development increased 93.3% to $10.8 million in the first half of 2000 from $5.6 million in the first half of 1999 due to higher site development revenues. Gross profit margins for site development decreased slightly in the first half of 2000 to 23.0% from 25.2% in the first half of 1999 due to a greater relative amount of lower margin site development construction business. Gross profit margin on site development consulting increased to 34.1% for the first half of 2000 from 30.5% for the first half of 1999. This increase is attributable to a changing mix of project stages, where the early stages of a project are generally more profitable than the later stages. Gross profit margin on site development construction also increased in the first half of 2000 to 19.0% from 17.4% in the first half of 1999, as a result of the increased number of higher margin jobs. Gross profit for the site leasing business increased 136.3% to $13.6 million in the first half of 2000 from $5.7 million in the first half of 1999, and site leasing gross profit margin improved to 62.0% in the first half of 2000 from 52.7% in 1999. The increased gross profit and improved margin were both due to the substantially greater number of towers owned and the greater average revenue per tower in the 2000 period. As a percentage of total revenues, gross profit increased to 35.3% of total revenues for the first half of 2000 from 34.2% for the first half of 1999 due primarily to increased levels of higher margin site leasing gross profit.

  Selling, general and administrative expenses increased to $12.5 million for the first half of 2000 from $8.9 million for the first half of 1999. As a percentage of total revenues, selling, general and administrative expenses decreased to 18.1% for the first half of 2000 from 27.0% for the first half of 1999. The increase in selling, general and administrative expenses represents the addition of additional offices, personnel, and other infrastructure necessary to support our continued growth.

  Depreciation and amortization increased to $14.8 million for the first half of 2000 as compared to $6.7 million for the first half of 1999. This increase is directly related to the increased amount of fixed assets (primarily towers) we owned in 2000 as compared to 1999.

  Operating loss decreased to $(2.8) million for the first half of 2000 from $(4.3) million for the first half of 1999 as a result of the increased revenues in 2000. Other expense increased to $(14.2) million for the first half of 2000 from $(12.2) million for the first half of 1999. This increase is attributable to increased interest expense associated with the Senior Credit Facility and amortization of deferred financing charges partially offset by increased interest income. The extraordinary item in 1999 of $1.1 million relates to the write-off of deferred financing fees associated with our prior bank credit agreement. Net loss was $(17.6) million for the first half of 2000 as compared to net loss of $(17.1) million for the first half of 1999.

Liquidity and Capital Resources

  SBA Communications Corporation is a holding company with no business operations of its own. Our only significant asset is the outstanding capital stock of our subsidiaries. We conduct all our business operations through our subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries. Even if we decided to pay a dividend on or make a distribution in respect of the capital stock of our subsidiaries, we cannot assure you that our subsidiaries will generate sufficient cash flow to pay a dividend or distribute funds, or that we will be permitted to pay any dividends under the terms of the Senior Credit Facility.

  Net cash provided by operations during the six months ended June 30, 2000 was $14.5 million as compared to $8.1 million in the six months ended June 30, 1999. This increase is attributable to the increase in revenues.

Net cash used in investing activities for the six months ended June 30, 2000 was $163.2 million compared to $91.6 million for the six months ended June 30, 1999. This increase is attributable to a higher level of tower acquisition and new build activity in 2000 versus 1999. Net cash provided by financing activities for the six months ended June 30, 2000 was $172.7 million compared to $61.7 million for the six months ended June 30, 1999. The increase in net cash provided by financing activities in 2000 was attributable to our equity offering of Class A common stock which closed in February 2000.

  Our balance sheet reflected negative working capital of $(1.5) million as of June 30, 2000 and negative working capital of $(20.9) million as of December 31, 1999. This change is attributable to increased cash balances as a result of the February 2000 offering.

  In February 2000, we completed an offering of 9.0 million shares of our Class A common stock. We raised gross proceeds of $243.0 million, which produced net proceeds of approximately $229.6 million, after deduction of the underwriting discount and offering expenses. We used $70.5 million of these net proceeds to repay all revolving credit loans under the Senior Credit Facility. Remaining proceeds have been used for the construction and acquisition of towers and for general working capital purposes. Additionally, in February 2000 the managing underwriters of the offering exercised and closed on their over-allotment option to purchase an additional 1,350,000 shares of our Class A common stock from certain shareholders. We did not receive any proceeds as a result of this exercise.

  In August 2000, we completed an offering of 5.0 million shares of our Class A common stock. We raised gross proceeds of $215.0 million, which produced net proceeds of approximately $204.4 million, after deduction of the underwriting discount and offering expenses. We used $25.0 million of these net proceeds to repay a portion of the term loans under the Senior Credit Facility. Remaining proceeds will be used for the construction and acquisition of towers, general working capital purposes and the possible repayment of a portion or all of the remaining term loan under the Senior Credit Facility. In addition, we have granted the managing underwriters of the offering a 30 day option to purchase 750,000 shares of our Class A common stock. As of the date of this report, the managing underwriters have not exercised their option.

  In the event that the business acquired in the Com-Net acquisition achieves certain EBITDA targets in 2000, we may be obligated to issue up to 400,000 additional shares of Class A common stock to the former shareholders of Com-Net.

  As of June 30, 2000 our Senior Credit Facility, as amended, consists of two term loans in an aggregate amount of $25.0 million and $50.0 million and a $225.0 million revolving line of credit. In connection with the August 2000 equity offering, we repaid the full prinicpal amount of the $25.0 million term loan. Availability under the Senior Credit Facility is determined by a number of factors, including the number of towers built by us with anchor tenants on the date of completion, the financial performance of our other towers, site development and construction segments, as well as by other financial covenants, financial ratios and other conditions. The revolving line of credit matures on December 31, 2004 and reduced availability begins on June 30, 2001. The $50.0 million term loan matures on December 31, 2005 and amortization of this term loan begins on June 30, 2002. The Senior Credit Facility is secured by substantially all of the assets of Telecommunications and its direct and indirect subsidiaries and requires Telecommunications to maintain certain financial covenants, and places restriction on, among other things, the incurrence of debt and liens, disposition of assets, transactions with affiliates and certain investments. As of June 30, 2000, we had $75.0 million of borrowings outstanding under the Senior Credit Facility at variable rates ranging from 10.20% to 10.22%.

  We currently anticipate building a significant number of towers for which we have non-binding mandates pursuant to our build-to-suit program or pursuant to our strategic site initiatives. We also intend to continue to explore opportunities to acquire additional towers, tower companies and/or related businesses. The exact amount of our future capital expenditures will depend on a number of factors. Our future capital expenditures will depend in part upon acquisition opportunities that become available during the period, the needs of our build-to-suit customers and the availability to us of additional debt or equity capital on acceptable terms. Our cash capital expenditures for the year ended December 31, 1999 were $208.9 million, and for the six months ended June 30,

2000 were $163.2 million. We currently plan to make total cash capital expenditures during the twelve months ending June 30, 2001 of at least $250.0 million to $300.0 million. Substantially all of these planned capital expenditures are expected to be funded by proceeds from our issuance of equity, borrowings under our Senior Credit Facility and cash flow from operations. In the event that there is not sufficient availability under the Senior Credit Facility when an acquisition or construction opportunity arises, we would be required to seek additional debt or equity financing. We cannot assure you that any required financing will be available on commercially reasonable terms or at all or that any additional debt financing would be permitted by the terms of our existing indebtedness. In addition, we have on file with the Commission a shelf registration on Form S-4 registering up to 1,000,000 shares of Class A common stock which we may issue in connection with the acquisition of towers or related businesses. As of the date of this report, 577,467 shares remain reserved for future issuance. During the six months ended June 30, 2000, we issued 422,533 shares of Class A common stock in connection with four acquisitions. In addition, we have on file with the Commission a shelf registration on Form S-3 registering up to $500.0 of either Class A common stock, preferred stock, debt securities, depositary shares or warrants. As of the date of this report we have issued 5.0 million Class A common shares under this shelf registration, generating gross proceeds of $215.0 million.

  Our ability to make scheduled payments of principal of, or to pay interest on, our debt obligations, and our ability to refinance any such debt obligations, or to fund planned capital expenditures, will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business strategy contemplates substantial capital expenditures in connection with our planned tower build-out and acquisitions. Based on our current operations and anticipated revenue growth, we believe that, if our business strategy is successful cash flow from operations, the proceeds of our equity offerings, and available borrowings under the Senior Credit Facility will be sufficient to fund our anticipated capital expenditures for the next twelve months. Thereafter, however, or in the event we exceed our currently anticipated capital expenditures for the next twelve months, we anticipate that we will need to seek additional equity or debt financing to fund our business plan. Failure to obtain any such financing could require us to significantly reduce our planned capital expenditures and scale back the scope of our tower build-out or acquisitions, either of which could have a material adverse effect on our projected financial condition or results of operations. In addition we may need to refinance all or a portion of our indebtedness (including the Notes and/or the Senior Credit Facility) on or prior to its scheduled maturity. We cannot assure you that we will generate sufficient cash flow from operations in the future, that anticipated revenue growth will be realized or that future borrowings or equity contributions will be available in amounts sufficient to service our indebtedness and make anticipated capital expenditures. In addition, we cannot assure you that we will be able to effect any required refinancing of our indebtedness (including the Notes) on commercially reasonable terms or at all.

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

  The following table presents the future principal payment obligations and weighted average interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of June 30, 2000:

                           2000      2001       2002       2003       2004      Thereafter
                          ------- ---------- ---------- ---------- ----------- ------------
Long-term debt:
Fixed rate (12.0%)......       --         --         --         --          -- $269,000,000
Term loan ($25.0
 million) variable rate
 (10.22% at June 30,
 2000)..................       -- $2,500,000 $2,500,000 $7,500,000 $12,500,000           --
Term loan ($50.0
 million) variable rate
 (10.20% at June 30,
 2000)..................       --         -- $  500,000 $  500,000 $   500,000 $ 48,500,000
Note Payable variable
 rate (8.86% at June 30,
 2000)..................  $25,088 $   50,176 $   50,176 $   50,176 $    25,087           --

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

 Senior Discount Note Disclosure Requirements

  The indenture governing our 12% Senior Discount Notes due 2008 require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries and the disclosure to be made of Tower Cash Flow, as defined in the indenture, for the most recent fiscal quarter and Adjusted Consolidated Cash Flow, as defined in the indenture, for the most recently completed four-quarter period. As of June 30, 2000 we had no unrestricted subsidiaries. Tower cash flow, as defined in the indenture, for the quarter ended June 30, 2000 was $5.4 million. Adjusted Consolidated Cash Flow for the year ended June 30, 2000 was $25.5 million.

 Disclosure Regarding Forward-Looking Statements

  This quarterly report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Discussions containing forward-looking statements may be found in the material set forth in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

  . our strategy to transition the primary focus of our business from site development services toward the site leasing business, including our intent to make strategic acquisitions of towers and tower companies;

  . anticipated trends in the site development industry and its effect on our revenues and profits;

  . our estimates regarding the future development of the site leasing industry and its effect on our site leasing revenues;

  . our plan to continue to construct and acquire tower assets and the resulting effect on our revenues, capital expenditures, expenses and net income;

  . our estimate of our competitive position with respect to the number of build-to-suit mandates in the industry

  . our ability to successfully conclude letters of intent or definitive agreements for newly built towers or acquisitions of existing towers and the resulting effect on our financial operations;

  . our estimate of the amount of capital expenditures for fiscal year 2000 that will be required for the construction or acquisition of communications sites and the contingent share issuance related to the acquisition of Com-Net Construction Services, Inc.; and

  . our intention to fund capital expenditures for fiscal year 2000 from cash from our equity offerings, operations and borrowings under our Senior Credit Facility.

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

  . our ability to expand our site leasing business and maintain or expand our site development business;

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

  . the continued dependence on towers and outsourced site development services by the wireless communications industry;

  . our ability to compete effectively for new tower opportunities and site development services in light of increased competition; and

  . our ability to raise substantial additional financing to expand our tower holdings.

                           PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

  In February 2000, the holders of warrants issued in 1997 exercised, pursuant to a cashless option, warrants to purchase 402,500 shares of SBA's Class A common stock at an exercise price of $3.73 per share. Pursuant to the cashless exercise option, the Company issued 357,387 shares of Class A common stock and the holders surrendered warrants to purchase 45,113 additional shares as consideration. The shares of Class A common stock were issued pursuant to
Section 3(a)9 of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

  On May 4, 2000 SBA held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, the shareholders voted on the election of two directors to serve until the 2003 Annual Meeting of Shareholders and a proposal to amend SBA's 1999 Equity Participation Plan to increase the number of shares of Class A common stock authorized for issuance from 2,500,000 to 4,500,000.

  The voting results were as follows:

  1. Election of Directors:

     Name of Nominee                        For                                         Withheld
     ---------------                        ---                                         --------
     C. Kevin Landry                     84,718,796                                      56,206
     Robert S. Picow                     84,714,806                                      60,196

  2. Amendment to SBA 's 1999 Equity Participation Plan to increase the number of shares of Class A common stock authorized for issuance from 2,500,000 to 4,500,000:

                                                                                           Broker
        For                  Against                        Abstain                       Non-Votes
        ---                  -------                        -------                       ---------
     77,827,089             6,945,713                        2,200                             0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

  27. Financial Data Schedule (filed only electronically with the SEC)

  (b) REPORTS ON FORM 8-K

  The Company filed a report on Form 8-K on April 18, 2000. In the report, the Company reported under Item 5 certain operational results.

  The Company filed a report on Form 8-K on April 26, 2000. In the report, the Company reported under Item 5 that it had entered into a "build-to-suit" agreement with TeleCorp. PCS, Inc.

  The Company filed a report on Form 8-K on May 8, 2000. In the report, the Company reported under Item 5 its schedule for the first quarter earnings release.

  The Company filed a report on Form 8-K on May 9, 2000. In the report, the Company reported under Item 5 certain financial results.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2000

                                                     /s/ John Marino
                                          _____________________________________
                                                       John Marino
                                                 Chief Financial Officer
                                                (Duly Authorized Officer)

August 14, 2000

                                                   /s/ Pamela J. Kline
                                          _____________________________________
                                                     Pamela J. Kline
                                                Chief Accounting Officer
                                             (Principal Accounting Officer)