Form 10-Q/A
period 2000-06-30
SBA COMMUNICATIONS CORP
filed 2000-08-15
CIK 1034054

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               FORM 10-Q/A

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

                       Class A Common Stock -- 39,244,813 shares
                       Class B Common Stock -- 5,465,595 shares

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

August 15, 2000

                                                     /s/ John Marino
                                          _____________________________________
                                                       John Marino
                                                 Chief Financial Officer
                                                (Duly Authorized Officer)

August 15, 2000

                                                   /s/ Pamela J. Kline
                                          _____________________________________
                                                     Pamela J. Kline
                                                Chief Accounting Officer
                                             (Principal Accounting Officer)