Form 10-Q
period 2000-09-30
SBA COMMUNICATIONS CORP
filed 2000-11-14
CIK 1034054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2000

                                       OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITES EXCHANGE ACT OF 1934.

                  For the transition period from           to

                       Commission file number 000-30110


                         SBA COMMUNICATIONS CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Florida                                                                                65-0716501
----------------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                   (I.R.S. Employer Identification No.)




            One Town Center Road, Boca Raton, Florida                                            33486
----------------------------------------------------------------------------------------------------------------------------------
             (Address of principal executive offices)                                          (Zip code)


                                 (561) 995-7670
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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


        Number of shares of common stock outstanding at October 31, 2000
                        Class A Common Stock - 40,547,598 shares
                        Class B Common Stock -  5,465,595 shares

                         SBA COMMUNICATIONS CORPORATION


                                      INDEX


                                                                                                                 Page
                                                                                                                 ----
PART I  -  FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

   Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000                                      3

   Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 2000           4

   Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 2000                     5

   Consolidated Statement of Shareholders' Equity as of September 30, 2000                                         6

   Condensed Notes to Consolidated Financial Statements                                                            7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                   11

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                18

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds                                                                20

Item 6 - Exhibits and Reports on Form 8-K                                                                         20

SIGNATURES                                                                                                        21

ITEM 1:  UNAUDITED FINANCIAL STATEMENTS

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                               December 31, 1999      September 30, 2000
                                                                               -----------------      ------------------
                                       ASSETS

Current assets:
         Cash and cash equivalents                                                   $ 3,130,912           $124,840,149
         Accounts receivable, net of allowance of $785,299 and
            $1,872,860 in 1999 and 2000, respectively                                 22,644,777             40,374,736
         Prepaid and other current assets                                              4,946,561              8,772,186
         Costs and estimated earnings in excess of billings on
            uncompleted contracts                                                      2,888,963              9,978,171
                                                                                    ------------           ------------
                           Total current assets                                       33,611,213            183,965,242

         Property and equipment, net                                                 338,891,513            617,323,296
         Intangible assets, net                                                       34,387,262             51,586,510
         Other assets                                                                 22,933,238             22,767,408
                                                                                    ------------           ------------
                           Total assets                                             $429,823,226           $875,642,456
                                                                                    ============           ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                            $40,655,950           $ 60,403,496
         Accrued expenses                                                              6,094,669             10,343,459
         Notes payable                                                                    50,176                 50,176
         Due to shareholder                                                            2,500,000                      -
         Billings in excess of costs and estimated earnings
            on uncompleted contracts                                                   1,600,981              4,548,086
         Other current liabilities                                                     3,654,584              8,150,236
                                                                                    ------------           ------------
                           Total current liabilities                                  54,556,360             83,495,453
                                                                                    ------------           ------------

Other liabilities:
         Senior discount notes payable                                               186,041,542            203,010,214
         Notes payable                                                               132,175,616             50,137,984
         Deferred tax liabilities                                                      7,950,454              8,612,278
         Other long-term liabilities                                                     517,007                567,939
                                                                                    ------------           ------------
                           Total long-term liabilities                               326,684,619            262,328,415
                                                                                    ------------           ------------

Commitments and contingencies (see Note 8)

Shareholders' equity:
         Common stock:
         Class A, par value $.01 (100,000,000 shares authorized) 21,546,737
               and 40,464,837 shares issued and outstanding in 1999 and 2000             215,467                404,648
         Class B, par value $.01 (8,100,000 shares authorized) 7,644,264 and
               5,465,595 shares issued and outstanding in 1999  and 2000                  76,443                 54,656
         Additional paid in capital                                                  109,049,538            613,654,857
         Accumulated deficit                                                         (60,759,201)           (84,295,573)
                                                                                    ------------           ------------
                           Total shareholders' equity                                 48,582,247            529,818,588
                                                                                    ------------           ------------

                           Total liabilities and shareholders' equity               $429,823,226           $875,642,456
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

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                   For the three months                For the nine months
                                                                   ended September 30,                  ended September 30,
                                                              -----------------------------       -----------------------------
                                                                    1999            2000               1999           2000
                                                                    ----            ----               ----           ----
Revenues:
   Site development revenue                                    $  17,500,989    $  31,741,769    $  39,723,133    $  78,775,293
   Site leasing revenue                                            7,110,004       13,653,234       18,009,433       35,551,621
                                                               -------------    -------------    -------------    -------------
             Total revenues                                       24,610,993       45,395,003       57,732,566      114,326,914
                                                               -------------    -------------    -------------    -------------

   Cost of revenues (exclusive of depreciation shown below):
        Cost of site development revenue                          13,450,262       23,833,940       30,043,555       60,053,304
        Cost of site leasing revenue                               3,238,123        5,000,908        8,392,646       13,324,922
                                                               -------------    -------------    -------------    -------------
            Total cost of revenues                                16,688,385       28,834,848       38,436,201       73,378,226
                                                               -------------    -------------    -------------    -------------

            Gross profit                                           7,922,608       16,560,155       19,296,365       40,948,688

Operating expenses:
   Selling, general and administrative                             5,020,697        7,036,945       13,993,236       19,492,952
   Depreciation and amortization                                   4,313,319        9,517,172       10,982,712       24,279,402
                                                               -------------    -------------    -------------    -------------
            Total operating expenses                               9,334,016       16,554,117       24,975,948       43,772,354
                                                                                                 -------------    -------------

            Operating income (loss)                               (1,411,408)           6,038       (5,679,583)      (2,823,666)

Other income (expense):
   Interest income                                                   160,242        2,055,598          766,907        4,876,694
   Interest expense                                               (1,013,398)      (1,059,905)      (3,239,717)      (5,493,833)
   Amortization of original issue discount and
        debt issuance costs                                       (5,552,718)      (6,553,473)     (16,205,675)     (19,215,519)
   Other                                                               4,499          (18,507)          28,026           32,068
                                                               -------------    -------------    -------------    -------------
            Total other expense                                   (6,401,375)      (5,576,287)     (18,650,459)     (19,800,590)
                                                               -------------    -------------    -------------    -------------

            Loss before provision for income taxes and
                extraordinary item                                (7,812,783)      (5,570,249)     (24,330,042)     (22,624,256)

(Provision) benefit for income taxes                                (172,898)        (335,079)         403,003         (912,116)
                                                               -------------    -------------    -------------    -------------
            Net loss before extraordinary item and dividends      (7,985,681)      (5,905,328)     (23,927,039)     (23,536,372)

Extraordinary item                                                       -                -         (1,149,954)             -
                                                               -------------    -------------    -------------    -------------
            Net loss                                              (7,985,681)      (5,905,328)     (25,076,993)     (23,536,372)

Dividends on preferred stock                                             -                -            733,403              -
                                                               -------------    -------------    -------------    -------------
            Net loss to common shareholders                    $  (7,985,681)   $  (5,905,328)   $ (24,343,590)   $ (23,536,372)
                                                               =============    =============    =============    =============

Basic and diluted loss per common share before
   extraordinary item                                          $        (.28)   $        (.14)   $       (1.42)   $        (.60)
Extraordinary item                                                       -                -               (.07)             -
                                                               -------------    -------------    -------------    -------------
Basic and diluted loss per common share                        $        (.28)   $        (.14)   $       (1.49)   $        (.60)
                                                               =============    =============    =============    =============
Basic and diluted weighted average number of shares of
   common stock                                                   28,450,537       43,370,255       16,348,073       39,343,638
                                                               =============    =============    =============    =============



The accompanying Notes to Consolidated Financial Statements on pages 7 through 11 herein are an integral part of these consolidated financial statements.

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                           For the nine months ended September 30,
                                                                           ---------------------------------------
                                                                                  1999               2000
                                                                                  ----               ----
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net loss                                                                  $ (25,076,993)   $ (23,536,372)
   Adjustments to reconcile net loss to net cash provided by
     operating activities-
   Depreciation and amortization                                                10,982,712       24,279,402
   Non-cash compensation expense                                                   186,646          210,646
   Provision for doubtful accounts                                                 439,522        1,318,082
   Amortization of original issue discount and debt issue costs                 16,205,675       19,215,519
   Interest on shareholder note                                                    (91,858)             -
   Write-off of deferred financing fees                                          1,149,954              -
   Changes in operating assets and liabilities:
     (Increase) decrease in-
         Accounts receivable                                                    (2,003,863)     (19,048,042)
         Prepaid and other current assets                                          341,228       (3,825,625)
         Costs and estimated earnings in excess of
           billings on uncompleted contracts                                    (1,056,649)      (7,089,208)
         Other assets                                                           (2,777,928)      (1,952,445)
   Increase (decrease) in-
         Accounts payable                                                       10,500,346       19,747,546
         Accrued expenses                                                        2,472,676        4,248,790
         Other liabilities                                                        (310,725)       5,208,408
         Billings in excess of costs and estimated earnings on uncompleted         501,961        2,947,105
          contracts
                                                                             -------------    -------------
         Total adjustments                                                      36,539,697       45,260,178
                                                                             -------------    -------------
         Net cash provided by operating activities                              11,462,704       21,723,806
                                                                             =============    =============

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Tower and other capital expenditures                                       (147,973,148)    (283,112,744)
                                                                             -------------    -------------
         Net cash used in investing activities                                (147,973,148)    (283,112,744)
                                                                             -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from common stock offerings                                     93,641,994      464,603,268
   Proceeds from option exercise                                                   238,521        3,161,111
   Proceeds from notes payable                                                 121,000,000       11,000,000
   Redemption of preferred stock                                               (32,824,930)             -
   Repayment of notes payable                                                  (63,013,543)     (95,537,632)
   Deferred financing fees                                                      (6,570,174)        (128,572)
                                                                             -------------    -------------
         Net cash provided by financing activities                             112,471,868      383,098,175
                                                                             -------------    -------------
         Net increase (decrease) in cash and cash equivalents                  (24,038,576)     121,709,237
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                          26,743,270        3,130,912
   End of period                                                             $   2,704,694    $ 124,840,149
                                                                             =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest                                                            $   3,166,844    $   5,507,589
                                                                             =============    =============
         Taxes                                                               $     502,424    $   1,123,853
                                                                             =============    =============

NON-CASH ACTIVITIES:
   Dividends on preferred stock                                              $    (733,403)             -
   Interest on bonds payable                                                 $  15,101,677    $  16,968,672
                                                                             =============    =============
   Note receivable - shareholder                                             $  (3,876,626)             -
                                                                             =============    =============
   Exchange of Series B preferred stock for common stock                     $   8,050,000              -
                                                                             =============    =============

Assets acquired in acquisitions                                              $  21,601,360    $  42,351,038
Liabilities assumed in acquisitions                                             (6,666,726)        (315,104)
Stock issued for acquisitions                                                   (7,020,000)     (36,797,688)
                                                                             -------------    -------------
                                                                             $   7,914,634    $   5,238,246
                                                                             =============    =============



The accompanying Notes to Consolidated Financial Statements on pages 7 through 11 herein are an integral part of these consolidated financial statements.

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (unaudited)








                                                               Common Stock
                                            --------------------------------------------------
                                                      Class A                    Class B
                                                      -------                    -------
                                                Number       Amount         Number     Amount
                                                ------       ------         ------    ------

BALANCE, December 31, 1999                   21,546,737   $ 215,467       7,644,264    $ 76,443
   Offering of common stock, net of
       issuance costs                        14,750,000     147,500             -           -
   Common stock issued in connection with
       acquisitions                             822,533       8,225             -           -
   Exercise of employee stock options           789,511       7,895             -           -
   Exercise of warrants                         357,387       3,574             -           -
   Issuance of restricted common stock           20,000         200             -           -
   Conversion of Class B to Class A           2,178,669      21,787      (2,178,669)    (21,787)
   Non-cash compensation adjustment                 -           -               -           -
   Net loss                                         -           -               -           -
                                             ----------   ---------       ---------    --------
BALANCE, September 30, 2000                  40,464,837   $ 404,648       5,465,595    $ 54,656
                                             ==========   =========       =========    ========


                                             Additional
                                              Paid In       Accumulated
                                              Capital         Deficit              Total
                                           ------------     -----------------------------

BALANCE, December 31, 1999                 $ 109,049,538    $ (60,759,201)   $  48,582,247
   Offering of common stock, net of
       issuance costs                        464,455,768              -        464,603,268
   Common stock issued in connection with
       acquisitions                           36,789,463              -         36,797,688
   Exercise of employee stock options          3,153,216              -          3,161,111
   Exercise of warrants                           (3,574)             -                -
   Issuance of restricted common stock              (200)             -                -
   Conversion of Class B to Class A                  -
   Non-cash compensation adjustment              210,646              -            210,646
   Net loss                                          -        (23,536,372)     (23,536,372)
                                           -------------    -------------    -------------
BALANCE, September 30, 2000                $ 613,654,857    $ (84,295,573)   $ 529,818,588
                                           =============    =============    =============




The accompanying Notes to Consolidated Financial Statements on pages 7 through 11 herein are an integral part of these consolidated financial statements.

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION
         ---------------------

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

During the three and nine months ended September 30, 1999 and 2000, the Company did not have any changes in its equity resulting from non-owner sources and accordingly, comprehensive income was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

The Company has potential common stock equivalents related to its outstanding exercisable stock options. Potential common stock equivalents of 1,073,369 and 815,260 shares for the three and nine months ended September 30, 1999 and 2000, respectively, were not included in diluted loss per share calculations because the effect would have been antidulutive. Accordingly, basic and diluted loss per common share are the same for all periods presented.

2.       CURRENT ACCOUNTING PRONOUNCEMENTS
         ---------------------------------

In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133." The statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, this Statement addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133 and amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. The Company has elected to defer the adoption of both SFAS 133 and SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," until fiscal 2001. Management does not believe that the adoption of SFAS 138 will have a material effect on the Company's results of operations or financial position.

3.     PROPERTY AND EQUIPMENT
       ----------------------

Property and equipment, net, consists of the following:



                                                       December 31,       September 30,
                                                           1999              2000
                                                       ------------      ------------
        Towers                                         $329,046,558      $583,414,883
        Construction in process                          18,648,109        56,695,111
        Furniture, equipment and vehicles                 7,547,827        13,554,623
        Land                                              6,664,178         8,352,917
        Buildings and improvements                          596,676           874,294
                                                       ------------      ------------
                                                        362,503,348       662,891,828
        Less: Depreciation and
             amortization                              (23,611,835)      (45,568,532)
                                                       ------------      ------------
        Property and equipment, net                    $338,891,513      $617,323,296
                                                       ============      ============

Construction in process represents costs incurred related to towers which are under development and will be used in the Company's operations.

4.       COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
         -----------------------------------------------------

Costs and estimated earnings on uncompleted contracts consist of the following:



                                                                                 As of                 As of
                                                                           December 31, 1999    September 30, 2000
                                                                           -----------------    ------------------
Costs incurred on uncompleted contracts                                      $  11,259,511        $  29,433,664
Estimated earnings                                                               2,830,072            5,301,892
Billings to date                                                               (12,801,601)         (29,305,471)
                                                                             -------------        -------------
                                                                             $   1,287,982        $   5,430,085
                                                                             =============        =============





                                                                                 As of                 As of
                                                                           December 31, 1999    September 30, 2000
                                                                           -----------------    ------------------
Costs and estimated earnings in excess of billings on
         uncompleted contracts                                               $   2,888,963        $   9,978,171
Billings in excess of costs and estimated earnings on
         uncompleted contracts                                                  (1,600,981)          (4,548,086)
                                                                             -------------        -------------
                                                                             $   1,287,982        $   5,430,085
                                                                             =============        =============


5.     CURRENT AND LONG-TERM DEBT
       --------------------------



                                                                                 As of                 As of
                                                                           December 31, 1999    September 30, 2000
                                                                           -----------------    ------------------
     Senior credit facility term loan, variable rate interest (10.14%
     at September 30, 2000) quarterly installments based on reduced availability beginning March 31, 2000, maturing December 31,
     2005.

                                                                             $  75,000,000        $  50,000,000

     Senior credit facility revolving loan, interest at variable rates
     (9.62% to 11.00% at December 31, 1999) quarterly installments based on reduced availability beginning March 31, 2002, maturing December 31, 2004.

                                                                                57,000,000                  -

     Senior 12% discount notes, net of unamortized original issue discount of $65,989,786 at September 30, 2000, unsecured, cash interest payable semi-annually in arrears beginning September 1,
     2003, balloon principal payment of $269,000,000 due at maturity
     on March 1, 2008.                                                         186,041,542          203,010,214

     Note payable, monthly principal installments of $4,181 plus interest at 90 day LIBOR plus 2.25% (8.87% at September 30, 2000,
     maturing June 30, 2004). Secured by vehicles.                                 225,792              188,160
                                                                             -------------        -------------
                                                                               318,267,334          253,198,374
     Less:  current maturities                                                     (50,176)             (50,176)
                                                                             -------------        -------------

     Long-term debt                                                          $ 318,217,158        $ 253,148,198
                                                                             =============        =============


6.     SHAREHOLDERS' EQUITY
       --------------------

     a.  Offering of Common Stock

In February 2000, the Company completed an equity offering of 9.0 million shares of its Class A common stock. The Company raised gross proceeds of $243.0 million, which produced net proceeds of approximately $229.5 million, after deduction of the underwriting discount and offering expenses. The Company used $70.5 million of these net proceeds to repay all revolving credit loans under the senior credit facility. Remaining proceeds were used for the construction and acquisition of towers and for general working capital purposes.

In February 2000, the managing underwriters of the equity offering exercised and closed on their over-allotment option to purchase an additional 1.4 million shares of the Company's Class A common stock. Certain shareholders along with the Company had granted this option to the underwriters in connection with the equity offering. These certain shareholders satisfied from their shareholdings the exercise of the over-allotment option in full, resulting in no proceeds to the Company as a result of this exercise.

In July 2000, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission registering the sale of up to $500.0 million of any combination of the following securities: Class A common stock, preferred stock, debt securities, depositary shares, or warrants. In August 2000, the Company drew down $247.3 million under this universal shelf in connection with an offering of 5.8 million shares of its Class A common stock, including 750,000 shares issued upon the exercise of the managing underwriter's over-allotment option. From this offering, the Company raised gross proceeds of $247.3 million, which produced net proceeds of approximately $235.1 million, after deduction of the underwriting discount and offering expenses. The Company used $25.0 million of these net proceeds to repay a portion of the term loans under the senior credit facility. Remaining proceeds have and will be used for the construction and acquisition of towers and general working capital purposes. As of September 30, 2000, we may issue under this universal shelf registration statement, any combination of the registered securities with an aggregate offering price of up to $252.7 million.

         b. Registration of Additional Shares During the Nine Months Ended September 30, 2000


In January 2000, the Company filed a shelf registration statement on Form S-4 with the Securities and Exchange Commission registering 1.0 million shares of its Class A common stock. These shares may be issued in connection with acquisitions of wireless communication towers or companies that provide related services at various locations in the United States. During the nine months ended September 30, 2000, the Company issued 422,533 shares of Class A common stock pursuant to this registration statement in connection with four acquisitions. The Company accounted for these acquisitions using the purchase method of accounting. The results of operations of the acquired assets and companies are included with those of the Company from the date of the acquisitions. The historical results of operations of the assets acquired are not material in relation to the Company's consolidated financial statements; accordingly, pro forma financial information has not been presented. Subsequent to September 30, 2000, the Company issued 71,879 shares under this registration statement for one acquisition. As of the date of this report, we may issue up to 505,588 additional shares under this registration statement.

         c.  Exercise of Warrants

In February 2000, the holders of warrants issued in 1997 exercised, pursuant to a cashless option, warrants to purchase 402,500 shares of SBA's Class A common stock at an exercise price of $3.73 per share. Pursuant to the cashless exercise option, the Company issued 357,387 shares of Class A common stock and the holders surrendered warrants to purchase 45,113 additional shares as consideration. The shares of Class A common stock were issued pursuant to
Section 3(a) 9 of the Securities Act.

         d.  Issuance of Common Stock

On September 30, 2000, the Company issued 400,000 restricted shares of Class A common stock to the former shareholders of SBA Network Services, Inc. ("Network Services" f/k/a Com-Net Construction Services, Inc.) in accordance with the terms of our acquisition of Network Services.

In September 2000, the Company granted 20,000 shares of Class A common stock pursuant to the Company's 1999 Equity Participation Plan. Deferred compensation representing the fair value of the shares on the date of grant was recorded as an adjustment to additional paid in capital and compensation expense is being recognized over the three-year vesting period.

7.    INCOME TAXES
      ------------

The components of the (provision) benefit for income taxes related to continuing operations are as follows:



                                                          For the nine months ended
                                                          -------------------------
                                                  September 30, 1999        September 30, 2000
                                                  ------------------        ------------------
              Federal income tax                    $ 4,031,453              $ 8,002,366
              State income tax                         (643,708)                (814,372)
              Foreign tax                              (243,881)                  (9,431)
              Change in valuation allowance          (2,740,861)              (8,090,679)
                                                    ------------             -------------
                                                    $   403,003              $  (912,116)
                                                    ============             =============



The Company recorded a benefit in the first quarter of 1999 as a result of net operating loss carry-backs available. The amount recorded as a benefit represents the entire carry-back amount available. The Company has taxable losses in the nine months ended September 30, 1999 and 2000, and as a result net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not "more likely than not" that the Company will generate sufficient taxable income in future periods to recognize the assets.

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

As part of the consideration for our acquisitions, the Company sometimes agrees to issue additional shares of Class A common stock if the towers or businesses that are acquired meet or exceed certain earnings or new tower targets in the 1-3 years after they have been acquired. As of September 30, 2000, the Company had the obligation to issue approximately 330,000 additional shares of Class A common stock if the earnings targets identified in various acquisition agreements are met.

9.     SEGMENT DATA
       ------------

The Company operates principally in three business segments: site development consulting, site development construction, and site leasing. The Company's reportable segments are strategic business units that offer different services. These business units are managed separately based on the fundamental differences in their operations.

The Company's segment information for revenue, gross profit, capital expenditures (including assets acquired through the issuance of the Company's Class A common stock) and assets is as follows:


                                                           For the nine months ended September 30,
                                                           ---------------------------------------
                                                               1999                       2000
                                                               ----                       ----
             Revenue:
                Site development - consulting               $ 12,746,182            $ 17,522,260
                Site development - construction               26,976,951              61,253,033
                Site leasing                                  18,009,433              35,551,621
                                                            ------------            ------------
                                                            $ 57,732,566            $114,326,914
                                                            ============            ============



                                                           For the nine months ended September 30,
                                                           ---------------------------------------
                                                               1999                       2000
                                                               ----                       ----

              Gross profit:
                 Site development - consulting          $  3,810,671                  $  5,872,537
                 Site development - construction           5,868,907                    12,849,452
                 Site leasing                              9,616,787                    22,226,699
                                                        ------------                  ------------
                                                        $ 19,296,365                  $ 40,948,688
                                                        ============                  ============

              Capital expenditures:
                 Site development - consulting          $      1,797                  $  1,133,935
                 Site development - construction           7,627,973                     3,977,894
                 Site leasing                            146,460,478                   313,632,308
                 Assets not identified by segment            902,899                     1,166,295
                                                        ------------                  ------------
                                                        $154,993,147                  $319,910,432
                                                        ============                  ============


                                                           As of                         As of
                                                      December 31, 1999           September 30, 2000
                                                      -----------------           ------------------


              Assets:
                 Site development - consulting          $ 22,418,344                  $  6,631,603
                 Site development - construction          48,519,024                    90,595,835
                 Site leasing                            338,722,978                   638,646,648
                 Assets not identified by segment         20,162,880                   139,768,370
                                                        ------------                  ------------
                                                        $429,823,226                  $875,642,456
                                                        ============                  ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications towers in the United States. We generate revenues from our two primary businesses, site leasing and site development. In our site leasing business, we lease antenna space on towers and other structures that we own or manage for others. The towers that we own have either been built by us at the request of a carrier or built or acquired based on our own initiative. In our site development business, we offer wireless service providers assistance in developing their own networks, including designing a network with full signal coverage, identifying and acquiring locations to place their antennas, obtaining zoning approvals, building towers when necessary and installing their antennas. Since our founding in 1989, we have participated in the development of more than 14,000 antenna sites in 49 of the 51 major wireless markets in the United States.

Site Leasing Services

In 1997, we began aggressively expanding our site leasing business by capitalizing on our nationally recognized site development experience and strong relationships with wireless service providers to take advantage of the trends toward independent tower ownership and colocation, which is the placement of multiple antennas on one tower. As of September 30, 2000, we owned or controlled 1,950 towers and had agreements to acquire 419 towers. We also had carrier directives to build over 600 additional towers and had, in various phases of development, over 1,000 locations which we had internally identified as desirable locations on which to build a tower.

We believe our history and experience in providing site development services gives us a competitive advantage in choosing the most attractive locations on which to build new towers or buy existing towers, as measured by our success in increasing tower revenues and cash flows. Our same tower revenue growth at September 30, 2000 on the 956 towers we owned as of September 30, 1999 was 35%, based on tenant leases signed and revenues annualized as of September 30, 1999 and 2000. We signed 245 new tenant leases in the quarter ended September 30, 2000 on the 1,660 towers we owned at the beginning of the quarter, at an average initial monthly rent of $1,498.

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. We lease antenna space on:

      o the towers we construct through carrier directives under build-to-suit programs;

      o   existing towers we acquire;

      o the towers we build on locations we have selected which we call "strategic" new tower builds; and

      o   towers we lease, sublease and/or manage for third parties.

Under a build-to-suit program, we build a tower for a wireless service provider on a location of their direction. We retain ownership of the tower and the exclusive right to place additional tenants on the tower. Many wireless service providers are choosing the build-to-suit option as an alternative to tower ownership, and we believe that this outsourcing trend is likely to continue. Our build-to-suit sites come from a variety of wireless carriers, including Alamosa PCS, AT&T Wireless, Cingular, Georgia PCS, Horizon PCS, Southwestern Bell, Sprint PCS, TeleCorp PCS and VoiceStream.

Site Development Services

Our site development business consists of two segments, site development consulting and site development construction, through which we provide wireless service providers a full range of end-to-end services. In the consulting segment of our site development business, we offer clients the following services: (1) network pre-design; (2) identification of potential locations for towers and antennas; (3) support in buying or leasing of the location; and (4) assistance in obtaining zoning approvals and permits. In the construction segment of our site development business we provide a number of services, including the following; (1) tower and related site construction; (2) switch construction; and
(3) antenna installation. We will continue to use our site development expertise to complement our site leasing business and secure additional new tower build opportunities. We have capitalized on our leadership position in the site development business and our strong relationships with wireless service providers to develop our build-to-suit and strategic new tower build programs. For our strategic new tower build activities, we are often able to use our site development activities to identify an area without wireless signal coverage on which to build a tower for the benefit of a current or potential customer.

We have a diverse range of customers, including cellular, PCS, wireless data and Internet services, paging, ESMR, and ESMR providers as well as other users of wireless transmission and reception equipment.

We believe that our total site development business will grow with the expected overall growth of wireless and other telecommunications networks. We anticipate that site development construction revenues will continue to exceed site development consulting revenues. We also believe that our site leasing revenues will grow as wireless service providers continue to lease antenna space on our towers and the number of towers we own or control grows.

We have focused our capital expenditures on building new towers and acquiring existing towers. In general, we have chosen to build rather than buy the substantial majority, 67%, of our towers because we believe the economics of building are more favorable. To date, our average construction cost of a new tower is between $240,000 and $250,000, while we believe the industry's average acquisition cost of a new tower over the last two years has been approximately $400,000.

While we have focused primarily on building new towers for growth, we have also acquired 643 towers as of September 30, 2000. We seek to acquire towers where we can increase cash flow to substantially reduce the tower cash flow multiple paid at acquisition through additional tenant leases. The 643 acquisitions to date were completed at an aggregate purchase price of $252.5 million, which averages to a price of approximately $393,000 per tower. In addition to what we have already acquired, we are actively negotiating to acquire existing towers. In September 2000, we entered into an agreement to acquire 213 existing towers from TeleCorp PCS, Inc. (TeleCorp). In addition, we may acquire 62 additional towers, for a total of 275 towers upon receipt by TeleCorp of third-party consents. The acquisition price of each tower will be $327,500. The tower acquisition agreement is subject to our satisfactory completion of our review of the business, financial and legal aspects of towers that may be acquired, and other items including, but not limited to, TeleCorp's receipt of third party approvals. We anticipate that this acquisition will be completed in the first quarter of 2001. As of September 30, 2000 we had agreements to acquire 419 towers in 37 separate transactions for an aggregate purchase price of approximately $141.2 million or an average acquisition price of approximately $337,000 per tower. These acquisitions are subject to a number of conditions and may or may not close.

The following chart shows the number of towers we built for our own account and the number of towers we acquired during the periods indicated:



                                                     Year Ended            Nine Months Ended
                                                     ----------            -----------------
                                                  December 31, 1999        September 30, 2000
                                                  -----------------        ------------------
              Towers built                                 438                      544
              Towers acquired                              231                      243



RESULTS OF OPERATIONS

As we continue our transition into site leasing, operating results in prior periods may not be meaningful predictors of future prospects. You should be aware of the dramatic changes in the nature and scope of our business when reviewing the ensuing discussion of comparative historical results. We expect that the acquisitions consummated to date and any future acquisitions, as well as our new tower builds, will have a material impact on future revenues, expenses and net loss. Revenues, cost of revenues, selling, general and administrative expenses, depreciation and amortization, interest income and interest expense each increased significantly in the three and nine month periods ended September 30, 2000 as compared to the respective periods in the prior year, and some or all of those items may continue to increase significantly in future periods. We believe that our new tower build programs may have a material effect on future financial results, which effect will probably be negative until such time, if ever, as the newly constructed towers attain higher levels of tenant use. As of September 30, 2000, the tenant count on owned towers was 4,765 or an average of 2.4 tenants per tower. The pro-forma average monthly rent for all tenants in the portfolio was $1,057 as of September 30, 2000.

Third Quarter 2000 Compared to the Third Quarter 1999

Total revenues increased 84.5% to $45.4 million for the third quarter of 2000 from $24.6 million for the third quarter of 1999. Site development revenues increased 81.4% to $31.7 million in the third quarter of 2000 from $17.5 million in the third quarter of 1999 due to increases in both site development consulting revenues and construction revenues. Site development consulting revenues increased 8.7% to $5.1 million for the third quarter 2000 from $4.7 million for the third quarter of 1999, due to the increased demand for site acquisition and zoning services from wireless communications carriers. Site development construction revenues increased 108.0% to $26.7 million for the third quarter of 2000 from $12.8 million for the third quarter of 1999, due to the increased demand for construction services from wireless communications carriers and the number of projects on which services were rendered. Site leasing revenues increased 92.0% to $13.7 million for the third quarter of 2000, from $7.1 million for the third quarter of 1999, due to both tenants added to our towers and the substantially greater number of towers in our portfolio during 2000 as compared to 1999.

Total cost of revenues increased 72.8% to $28.8 million for the third quarter of 2000 from $16.7 million for the third quarter of 1999. Site development cost of revenues increased 77.2% to $23.8 million for the third quarter of 2000 from $13.5 million in the third quarter of 1999 due to the increased volume in both site development consulting and construction revenues. Site development consulting cost of revenues increased 3.6% to $3.5 million for the third quarter of 2000 from $3.3 million for the third quarter of 1999 due primarily to higher revenues. Site development construction cost of revenues increased 101.5% to $20.4 million for the third quarter of 2000 from $10.1 million in the third quarter of 1999 due primarily to higher revenues. Site leasing cost of revenues increased 54.4% to $5.0 million for the third quarter of 2000 from $3.2 million for the third quarter of 1999, due primarily to the increased number of towers owned resulting in an increased amount of lease payments to site owners and related site costs.

Gross profit increased 109.0% to $16.6 million for the third quarter of 2000 from $7.9 million for the third quarter of 1999, due to increased site development and site leasing revenues. Gross profit from site development increased 95.2% to $7.9 million in the third quarter of 2000 from $4.1 million in the third quarter of 1999 due to higher site development revenues. Gross profit margins for site development increased in the third quarter of 2000 to 24.9% from 23.1% in the third quarter of 1999. Gross profit margin on site development consulting increased to 32.1% for the third quarter of 2000 from 28.8% for the third quarter of 1999. This increase is attributable to a change in the mix of our business to include more multi-purpose projects producing both site development revenues and build-to-suit towers. Gross profit margin on site development construction increased in the third quarter of 2000 to 23.5% from 21.1% in the third quarter of 1999, as a result of our efforts to emphasize higher margin projects, such as antenna installation and use less subcontractor labor. Gross profit for the site leasing business increased 123.5% to $8.7 million in the third quarter of 2000 from $3.9 million in the third quarter of 1999, and site leasing gross profit margin improved to 63.4% in the third quarter of 2000 from 54.5% in the third quarter of 1999. The increased gross profit was due to the substantially greater number of towers owned and the greater average revenue per tower in the 2000 period. The increase in gross margin was due to additional tenants added to our towers and the resulting increase in average tower revenue per tower, which was greater than the increase in average expenses. As a percentage of total revenues, gross profit increased to 36.5% of total revenues for the third quarter of 2000 from 32.2% for the third quarter of 1999 due primarily to increased levels of higher margin site leasing gross profit.

Selling, general and administrative expenses increased to $7.0 million for the third quarter of 2000 from $5.0 million for the third quarter of 1999. As a percentage of total revenues, selling, general and administrative expenses decreased to 15.5% for the third quarter of 2000 from 20.4% for the third quarter of 1999. The increase in selling, general and administrative expenses represents the addition of additional offices, personnel and other infrastructure necessary to support our continued growth as well as increased development expenses associated with our higher levels of new tower builds and acquisition activities.

Depreciation and amortization increased to $9.5 million for the third quarter of 2000 as compared to $4.3 million for the third quarter of 1999. This increase is directly related to the increased amount of fixed assets (primarily towers) we owned in 2000 as compared to 1999.

Operating income was $6,038 for the third quarter 2000, as compared to an operating loss of $(1.4) million for the third quarter of 1999. Increased interest expense in the third quarter of 2000 was offset by increased interest income on higher cash balances in the third quarter of 2000. Net loss was $(5.9) million for the third quarter of 2000 as compared to net loss of $(8.0) million for the third quarter of 1999.

Earnings before interest, taxes, depreciation and amortization and non-cash compensation expense ("EBITDA") increased 222.9% to $9.5 million for the third quarter of 2000 from $3.0 million in the third quarter of 1999. The following table provides a reconciliation of EBITDA to net loss:



                                                      Three months ended September 30,
                                                      --------------------------------
                                                        1999               2000
                                                        ----               ----
                                                           ($ in  thousands)

        EBITDA                                         $ 2,952            $  9,531
        Interest expense                                (1,013)            (1,060)
        Amortization of original issue discount
           and debt issuance costs                      (5,553)            (6,553)
        Interest income                                    160              2,056
        Provision for income taxes                        (173)              (335)
        Depreciation and amortization                   (4,313)            (9,517)
        Other income (expense)                               4                (19)
        Non-cash compensation expense                      (50)                (8)
                                                      --------           --------
        Net loss                                       $(7,986)           $(5,905)
                                                      ========           ========


First Nine Months of 2000 Compared to the First Nine Months of 1999

Total revenues increased 98.0% to $114.3 million for the first nine months of 2000 from $57.7 million for the first nine months of 1999. Site development revenues increased 98.3% to $78.8 million in the first nine months of 2000 from $39.7 million in the first nine months of 1999 due to increases in both site development consulting revenues and construction revenues. Site development consulting revenues increased 37.5% to $17.5 million for the first nine months of 2000 from $12.7 million for the first nine months of 1999, due to the increased demand for site acquisition and zoning services from wireless communications carriers. Site development construction revenues increased 127.1% to $61.3 million for the first nine months of 2000 from $27.0 million for the first nine months of 1999, due primarily to the inclusion of Network Services, acquired in April 1999 for a full nine months in 2000, as well as an increase in demand for construction services from wireless communication carriers and the number of projects on which construction services were rendered. Site leasing revenues increased 97.4% to $35.6 million for the first nine months of 2000 from $18.0 million for the first nine months of 1999, due to both tenants added to our towers and the substantially greater number of towers in our portfolio during 2000 compared to 1999.

Total cost of revenues increased 90.9% to $73.4 million for the first nine months of 2000 from $38.4 million for the first nine months of 1999. Site development cost of revenues increased 99.9% to $60.1 million for the first nine months of 2000 from $30.0 million in the first nine months of 1999 due to the increased volume in both the site development consulting and construction revenues. Site development consulting cost of revenues increased 30.4% to $11.6 million for the first nine months of 2000 from $8.9 million for the first nine months of 1999 due primarily to the higher volume of activity. Site development construction cost of revenues increased 129.3% to $48.4 million for the first nine months of 2000 from $21.1 million in the first nine months of 1999 due to the inclusion of Network Services, acquired in April 1999, for a full nine months in 2000, and to increased construction activity. Site leasing cost of revenues increased 58.8% to $13.3 million for the first nine months of 2000 from $8.4 million for the first nine months of 1999, due primarily to the increased number of towers owned resulting in an increased amount of lease payments to site owners and related site costs.

Gross profit increased 112.2% to $40.9 million for the first nine months of 2000 from $19.3 million for the first nine months of 1999, due to increased site development and site leasing revenues. Gross profit from site development increased 93.4% to $18.7 million in the first nine months of 2000 from $9.7 million in the first nine months of 1999 due to higher site development revenues. Gross profit margins for site development decreased in the first nine months of 2000 to 23.8% from 24.4% in the first nine months of 1999 due to a greater relative amount of lower margin site development construction business. Gross profit margin on site development consulting increased to 33.5% for the first nine months of 2000 from 29.9% for the first nine months of 1999. This increase is attributable to a change in the mix of our business to include more multi-purpose projects producing both site development revenue and build-to-suit towers. Gross profit margin on site development construction remained relatively consistent at 21.0% for the first nine months of 2000, and 21.8% for the first nine months of 1999. Gross profit for the site leasing business increased 131.1% to $22.2 million in the first nine months of 2000 from $9.6 million in the first nine months of 1999, and site leasing gross profit margin improved to 62.5% in the first nine months of 2000 from 53.4% in the first nine months of 1999. The increased gross profit was due to the substantially greater number of towers owned and the greater average revenue per tower in the 2000 period. The increase in gross margin was due to additional tenants added to our towers and the resulting increase in average tower revenue per tower, which was greater than the increase in average expenses. As a percentage of total revenues, gross profit increased to 35.8% of total revenues for the first nine months of 2000 from 33.4% for the first nine months of 1999 due primarily to increased levels of higher margin site leasing gross profit.

Selling, general and administrative expenses increased to $19.5 million for the first nine months of 2000 from $14.0 million for the first nine months of 1999. As a percentage of total revenues, selling, general and administrative expenses decreased to 17.1% for the first nine months of 2000 from 24.2% for the first nine months of 1999. The increase in selling, general and administrative expenses represents the addition of additional offices, personnel, and other infrastructure necessary to support our continued growth, as well as increased development expenses associated with our higher levels of new tower builds and acquisition activities.

Depreciation and amortization increased to $24.3 million for the first nine months of 2000 as compared to $11.0 million for the first nine months of 1999. This increase is directly related to the increased amount of fixed assets (primarily towers) we owned in 2000 as compared to 1999.

Operating loss decreased to $(2.8) million for the first nine months of 2000 from $(5.7) million for the first nine months of 1999 as a result of the increased gross profit in 2000. Other expense increased to $(19.8) million for the first nine months of 2000 from $(18.7) million for the first nine months of 1999. This increase is attributable to increased interest expense associated with the senior credit facility and amortization of deferred financing charges and original issue discount partially offset by increased interest income. The extraordinary item in 1999 of $(1.1) million relates to the write-off of deferred financing fees associated with our prior bank credit agreement. Net loss was $(23.5) million for the first nine months of 2000 as compared to net loss of $(24.3) million for the first nine months of 1999.

EBITDA increased 294.7% to $21.7 million for the first nine months of 2000 from $5.5 million for the first nine months of 1999. The following table provides a reconciliation of EBITDA to net loss:



                                                     Nine Months ended September 30,
                                                     -------------------------------
                                                       1999               2000
                                                       ----               ----
                                                           ($ in thousands)

         EBITDA                                        $  5,490        $ 21,666
         Interest expense                                (3,239)         (5,494)
         Amortization of original issue discount
            and debt issuance costs                     (16,206)        (19,215)
         Interest income                                    767           4,877
         (Provision) benefit for income taxes               403            (912)
         Depreciation and amortization                  (10,983)        (24,279)
         Other income                                        28              32
         Non-cash compensation expense                     (187)           (211)
         Extraordinary item                              (1,150)            -
                                                       --------        --------
         Net loss                                      $(25,077)       $(23,536)
                                                       ========        ========


LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation is a holding company with no business operations of its own. Our only significant asset is the outstanding capital stock of our subsidiaries. We conduct all our business operations through our subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries. Even if we decided to pay a dividend on or make a distribution of the capital stock of our subsidiaries, we cannot assure you that our subsidiaries will generate sufficient cash flow to pay a dividend or distribute funds, or that we will be permitted to pay any dividends under the terms of the senior credit facility.

Net cash provided by operations during the first nine months ended September 30, 2000 was $21.7 million as compared to $11.5 million in the nine months ended September 30, 1999. This increase is primarily attributable to the increase in revenues. Net cash used in investing activities for the nine months ended September 30, 2000 was $283.1 million compared to $148.0 million for the nine months ended September 30, 1999. This increase is primarily attributable to a higher level of tower acquisition and new build activity in 2000 versus 1999. Net cash provided by financing activities for the nine months ended September 30, 2000 was $383.1 million compared to $112.5 million for the nine months ended September 30, 1999. The increase in net cash provided by financing activities in 2000 was attributable to our equity offerings of Class A common stock which closed in February and August 2000.

Our balance sheet reflected positive working capital of $100.5 million as of September 30, 2000 and negative working capital of $(20.9) million as of December 31, 1999. This change is attributable to increased cash balances as a result of the August 2000 equity offering.

In February 2000, we completed an offering of 9.0 million shares of our Class A common stock. We raised gross proceeds of $243.0 million, which produced net proceeds of approximately $229.5 million, after deduction of the underwriting discount and offering expenses. We used $70.5 million of these net proceeds to repay all revolving credit loans under the senior credit facility. Remaining proceeds have been used for the construction and acquisition of towers and for general working capital purposes. Additionally, in February 2000 the managing underwriters of the offering exercised and closed on their over-allotment option to purchase an additional 1,350,000 shares of our Class A common stock from certain shareholders. We did not receive any proceeds as a result of this exercise.

In July 2000, we filed a universal shelf registration statement on Form S-3 registering the sale of up to $500.0 million of any combination of the following securities: Class A common stock, preferred stock, debt securities, depositary shares, or warrants. In August 2000, we completed an offering under this universal shelf of 5.8 million shares of our Class A common stock, including shares issued upon the exercise of the over-allotment option. We raised gross proceeds of $247.3 million, which produced net proceeds of approximately $235.1 million, after deduction of the underwriting discount and offering expenses. We used $25.0 million of these net proceeds to repay a portion of the term loans under the senior credit facility. Remaining proceeds have and will be used for the construction and acquisition of towers, general working capital purposes and the possible repayment of a portion or all of the remaining term loan under the senior credit facility. As of September 30, 2000 we may issue any combination of the registered securities with an aggregate offering price of up to $252.7 million under this universal shelf registration statement.

We have on file with the Commission a shelf registration statement on Form S-4 registering up to a total of 1,000,000 shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services at various locations in the United States. During the nine months ended September 30, 2000, we issued 422,533 shares of Class A common stock in connection with four acquisitions. Subsequent to September 30, 2000, the Company issued 71,879 shares under this registration statement for one acquisition. As of the date of this report we may issue up to 505,588 additional shares under this registration statement. In addition, in October 2000, we filed a second shelf registration statement on Form S-4 registering up to a total of 2,000,000 shares of Class A common stock which we may also issue in connection with the acquisition of wireless communication towers or companies that provide related services at various locations in the United States. This second registration statement has not yet been declared effective.

Outside of the shelf, on September 30, 2000, we issued 400,000 restricted shares of Class A common stock to the former shareholders of Network Services (f/k/a Com-Net Construction), in accordance with the terms of the acquisition agreement.

As of September 30, 2000, our senior credit facility, as amended, consists of a $50.0 million term loan and a $225.0 million revolving line of credit. Availability under the senior credit facility is determined by a number of factors, including the number of towers built by us with anchor tenants on the date of completion, the financial performance of our towers, the financial performance of our site development segment, as well as by other financial covenants, financial ratios and other conditions. The revolving line of credit matures on December 31, 2004 and reduced availability begins on March 31, 2001. The $50.0 million term loan matures on December 31, 2005 and amortization of this term loan begins on June 30, 2002. The senior credit facility is secured by substantially all of the assets of SBA Telecommunications, Inc. ("Telecommunications") and its direct and indirect subsidiaries and requires Telecommunications to maintain certain financial covenants, and places restrictions on, among other things, the incurrence of debt and liens, disposition of assets, transaction with affiliates and certain investments. As of September 30, 2000, we had the $50.0 million term loan outstanding under the senior credit facility at a 10.14% variable rate. At September 30, 2000 we had $203.0 million outstanding on our 12% senior discount notes, net of unamortized original issue discount of $66.0 million. The senior discount notes mature March 1, 2008.

We currently anticipate building a significant number of towers pursuant to our build-to-suit program or pursuant to our strategic site initiatives. We also intend to continue to explore opportunities to acquire additional wireless communications towers or companies that provide related services. The exact amount of our future capital expenditures will depend on a number of factors including acquisition opportunities that become available during the period, the needs of our build-to-suit customers and the availability to us of additional debt or equity capital on acceptable terms. Our cash capital expenditures for the year ended December 31, 1999 were $208.9 million, and for the nine months ended September 30, 2000 were $283.1 million. We currently plan to make total cash capital expenditures during the twelve months ending September 30, 2001 of at least $250 million to $300 million, including up to $90.1 for the acquisition of up to 275 towers we may acquire from TeleCorp. Substantially all of these planned capital expenditures are expected to be funded by cash on hand, borrowings under our senior credit facility and cash flow from operations. Thereafter, however, or in the event we exceed current anticipated cash capital expenditures for the twelve months ended September 30, 2001, we anticipate that we will need to seek additional equity or debt financing to fund our business plan. In the event that we do not have sufficient liquidity and there is not sufficient availability under the senior credit facility when an acquisition or construction opportunity arises, we would be required to seek additional debt or equity financing. Failure to obtain any such financing could require us to significantly reduce our planned capital expenditures and scale back the scope of our tower build-out or acquisitions, either of which could have a material adverse effect on our projected financial condition or results of operations. In addition we may need to refinance all or a portion of our indebtedness (including the senior discount notes and/or the senior credit facility) on or prior to its scheduled maturity. Our ability to make scheduled payments of principal of, or to pay interest on, our debt obligations, and our ability to refinance any such debt obligations (including the senior discount notes), or to fund planned capital expenditures, will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

The following table presents the future principal payment obligations and weighted average interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of September 30, 2000.



                                    2000          2001           2002              2003              2004        Thereafter
                                    ----          ----           ----              ----              ----        ----------
Long-term debt:
Fixed rate (12.0%)                    --              --            --                  --             --      $269,000,000
Term loan ($50.0 million)
   variable rate (10.14% at
   September 30, 2000)                --              --   $   500,000           $ 500,000      $ 500,000      $ 48,500,000
Note Payable
   variable rate (8.87% at
   September 30, 2000)           $12,545        $ 50,176   $    50,176           $  50,176      $  25,087                --




Our primary market risk exposure relates to (1) the interest rate risk on long-term and short-term borrowings, (2) our ability to refinance our senior discount notes at maturity at market rates, (3) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants and (4) the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions. We manage the interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

Senior Discount Note Disclosure Requirements

The indenture governing our 12% senior discount notes due 2008 require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries and the disclosure to be made of Tower Cash Flow, as defined in the indenture, for the most recent fiscal quarter and Adjusted Consolidated Cash Flow, as defined in the indenture, for the most recently completed four-quarter period. As of September 30, 2000 we had no unrestricted subsidiaries. Tower cash flow, as defined in the indenture, for the quarter ended September 30, 2000 was $6.5 million. Adjusted Consolidated Cash Flow for the twelve months ended September 30, 2000 was $32.6 million.

Disclosure Regarding Forward-Looking Statements

This quarterly report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act. Discussions containing forward-looking statements may be found in the material set forth in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

        o our strategy to transition the primary focus of our business from site development services toward the site leasing business, including our intent to make strategic acquisitions of towers and tower companies;

        o anticipated trends in the site development industry and its effect on our revenues and profits;

        o our estimates regarding the future development of the site leasing industry and its effect on our site leasing revenues;

        o our plan to continue to construct and acquire tower assets and the resulting effect on our revenues, capital expenditures, expenses and net income;

        o our ability to successfully conclude letters of intent or definitive agreements for newly built towers or acquisitions of existing towers and the resulting effect on our financial operations;

        o our estimate of the amount of capital expenditures for the twelve months ending September 30, 2001 that will be required for the construction or acquisition of communications sites, and

        o our intention to fund capital expenditures for the twelve months ending September 30, 2001 from cash on hand, operations and borrowings under our Senior Credit Facility.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

        o    our ability to secure as many site leasing tenants as planned;

        o our ability to expand our site leasing business and maintain or expand our site development business;

        o our ability to complete construction of new towers on a timely and cost-efficient basis, including our ability to successfully address zoning issues, carrier design changes, changing local market conditions and the impact of adverse weather conditions;

        o our ability to identify and acquire new towers, including our capability to timely complete a review of the business, financial, and legal aspects of a new tower and obtain third party consents;

        o our ability to retain current lessees on newly acquired towers; o our ability to realize economies of scale for newly acquired towers;

        o the continued dependence on towers and outsourced site development services by the wireless communications industry; o our ability to compete effectively for new tower opportunities and site development services in light of increased competition; and

        o our ability to raise substantial additional financing to expand the number of towers we own or operate.

We assume no responsibility for updating forward-looking statements in this quarterly report.

                           PART II - OTHER INFORMATION


ITEM 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS
           -----------------------------------------

           In September 2000, we issued 400,000 restricted shares of Class A common stock to the former shareholders of Network Services (f/k/a Com-Net Construction) as a result of Network Services meeting the earnings targets identified in the acquisition agreement; the shares were issued in reliance of Section 4(2) of the Securities Act.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

       (a) EXHIBITS

       27. Financial Data Schedule (filed only electronically with the SEC)

       (b) REPORTS ON FORM 8-K

           The Company filed a report on Form 8-K on July 21, 2000. In the report, the Company reported under Item 5 that it had filed two registration statements.

           The Company filed a report on Form 8-K on July 21, 2000. In the report, the Company reported under Item 5 certain operational results.

           The Company filed a report on Form 8-K on August 4, 2000. In the report, the Company reported under Item 5 that it had entered into an underwriting agreement to issue up to 5,750,000 shares of Class A common stock.

           The Company filed a report on Form 8-K on August 9, 2000. In the report, the Company reported under Item 5 its schedule for the second quarter earnings release.

           The Company filed a report on Form 8-K on August 17, 2000. In the report, the Company reported under Item 5 that the underwriters of their recent offering exercised the over-allotment option to purchase 750,000 shares of its Class A common stock.

           The Company filed a report on Form 8-K on August 17, 2000. In the report, the Company reported under Item 5 certain financial results.

           The Company filed a report on Form 8-K on September 28, 2000. In the report, the Company reported under Item 5 that it had entered into an agreement to acquire certain towers from TeleCorp PCS, and became the exclusive build-to-suit provider for TeleCorp PCS.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



November 14, 2000                          /s/  John Marino
                                           -----------------
                                           John Marino
                                           Chief Financial Officer
                                           (Duly Authorized Officer)


November 14, 2000                         /s/  Pamela J. Kline
                                          --------------------
                                          Pamela J. Kline
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)