Form 10-K
period 2000-12-31
SBA COMMUNICATIONS CORP
filed 2001-04-02
CIK 1034054

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

                [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from      to

                       Commission file number: 000-30110

                               ----------------

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

                      Class A common stock $.01 par value

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $761.1 million as of March 15, 2001.

  The number of shares outstanding of the Registrant's common stock (as of March 15, 2001):

                    Class A Common Stock--41,483,625 shares

                    Class B Common Stock-- 5,455,595 shares

                      Documents Incorporated By Reference

  Portions of the Registrant's definitive proxy statement for its 2001 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant's fiscal year ended December 31, 2000, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM I. BUSINESS

General

  We are a leading independent owner and operator of wireless communications towers in the United States. We generate revenues from our two primary businesses, site leasing and site development. In our site leasing business, we lease antenna space on towers and other structures that we own or manage for others. The towers that we own have either been built by us at the request of a wireless carrier or built or acquired based on our own initiative. As of December 31, 2000, we owned or controlled 2,390 towers and had agreements to acquire 677 towers. We also had carrier directives to build approximately 600 additional towers and had, in various phases of development, over 1,000 locations which we had internally identified as a desirable location on which to build a tower. The following chart shows the number of towers we constructed for our own account and the number of towers we acquired during the periods indicated:

                                                           Years ended
                                                          December 31,
                                                       -------------------
                                                       2000 1999 1998 1997 Total
                                                       ---- ---- ---- ---- -----
      Towers constructed.............................. 779  438  310   15  1,542
      Towers acquired................................. 448  231  133   36    848

  In our site development business, we offer wireless service providers assistance in developing their own networks, including designing a network with full signal coverage, identifying and acquiring locations to place their antennas, obtaining zoning approvals, building towers when necessary and installing their antennas. Since our founding in 1989, we have participated in the development of more than 15,000 antenna sites in 49 of the 51 major wireless markets in the United States.

Business Strategy

  Our primary strategy is to expand the scope of our position as a leading owner and operator of wireless communications towers and provider of site development services. Key elements of our strategy include:

  Maximizing Use of Tower Capacity. We believe that many of our towers have significant capacity available for antenna space leasing and that increased use of our owned towers can be achieved at a low incremental cost. We generally construct our towers to accommodate multiple tenants in addition to the anchor tenant, and a substantial majority of our towers are high capacity lattice or guyed towers. We actively market space on our own towers through our internal sales force.

  Developing New Towers That We Will Own and Operate. As wireless service providers increasingly outsource their investment in, and ownership of, towers, we can meet their outsourcing needs through our build-to-suit programs. We can also independently identify attractive locations for new towers and strategically complete pre-construction procedures necessary to secure tower sites in advance of customer demand. As of December 31, 2000, we were in varying stages of development on over 1,000 additional sites which we believe will be attractive locations for strategic new tower construction. In 2000, we built 779 towers for our own account.

  Acquiring Existing Towers. We believe that our existing national field organization gives us a competitive advantage in identifying opportunities for the acquisition of existing towers. Our strategy is to acquire towers that can service multiple tenants and are attractive to wireless service providers based on their location, height and available capacity. While we generally target smaller acquisitions, we believe that there are many potential acquisition candidates and that the number of towers available for purchase will remain substantial over the next three to five years as cellular, PCS and other wireless service providers continue to divest their tower holdings. We have strict valuation criteria and believe that certain tower properties can be purchased at price levels which will allow us to attain our financial targets. In 2000, we acquired 448 towers. As of December 31, 2000, we had letters of intent or definitive agreements to acquire 677 towers in 33 separate transactions for an aggregate purchase price of approximately $218.5 million.

  Capturing Other Revenues That Flow From our Tower Ownership. Tenants who lease antenna space on our towers need a variety of additional services in connection with their operations at the tower site. These services include installation, maintenance and upgrading of radio transmission equipment, antennas, cabling and other connection equipment, electricity, backhaul, (which is provided generally by telephone lines or a microwave antenna network), equipment shelters, data collection and network monitoring. Tenants often outsource the performance of some or all of these required services to third parties, including us. Because of our ownership of the tower, our control of the tower site and our experience and capabilities in providing these types of services, we believe that we are well positioned, and intend, to perform more of these services and capture the related revenue.

  Executing on a Local Basis. We believe that substantially all of what we do is best done locally, given the nature of towers as location specific communications facilities. We believe that to be successful in tower building, acquisition and leasing, and site acquisition, zoning and construction, we must have strong local presences in the markets we serve.

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

  Maintaining our Expertise in Site Development Services. We continue to perform an array of site development services for wireless service and other telecommunications providers across the United States. We have a broad national field organization that allows us to identify and participate in site development projects across the country and that gives us a knowledge of local markets and strong customer relationships with wireless service and other telecommunications providers. We believe our site development experience provides us with a competitive advantage in selecting the best locations for tower ownership.

  Capitalizing on our Management Experience. Our management team has extensive experience in site leasing and site development services. Management believes that its industry expertise and strong relationships with wireless carriers will allow us to continue to build and acquire a high quality portfolio of towers. Steven E. Bernstein, our Chief Executive Officer, has more than 13 years of experience in the wireless communications industry and our other officers have an average of approximately ten years of experience in this industry. In addition, management is highly motivated to produce strong operating results based on their significant equity ownership.

Company Services

  We provide our services on a local basis, through regional offices, territory offices and project offices, which are opened and closed on a project by project basis. Operationally, we are divided into four regions throughout the United States, run by regional vice presidents. Each region is divided into two or more sub-regions run by general managers and we have further divided each sub-region into three to six geographic territories run by territory managers. Within each territory manager's geographic area of responsibility he or she is responsible for all operations, including hiring employees and opening or closing project offices, and a substantial portion of the sales in such area.

  Our executive, corporate development, accounting, finance, human resources, legal and regulatory, information technology departments, site administration personnel, and our network operations center are located in our headquarters in Boca Raton, Florida. We also have in our Boca Raton office certain sales, new tower build support, and tower maintenance personnel.

Site Leasing Business

  The primary focus of our site leasing business is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. We lease antenna space on:

   . the towers we construct through carrier directives under build-to-suit programs;

   .  existing towers we acquire;

   . the towers we construct on locations we have selected which we call "strategic" new tower builds; and

   .  towers we lease, sublease and/or manage for third parties.

  We lease and sublease antenna space on our towers to a variety of wireless service providers. We own or lease the ground under these towers from third parties, and in some cases manage communication sites for third parties in exchange for a percentage of the revenues or tower cash flow. We determine tower cash flow by subtracting from gross tenant revenues the direct expenses associated with operating the tower, such as ground lease payments, real estate taxes, utilities, insurance and maintenance. The majority of our owned or controlled towers we built through build-to-suit programs. In our build-to-suit programs, we use some or all of the five phases of our site development business as we would when providing site development services to a third party.

  After a tower has been constructed, we lease antenna space on the tower. We generally receive monthly lease payments from customers payable under written antenna site leases. The majority of our outstanding customer leases, and the new leases we typically enter into, have original terms of five years (with four or five renewal periods of five years each) and usually provide for annual or periodic price increases. Monthly lease pricing varies with the number and type of antenna installed on a communication site. We also provide a lease/sublease service as part of our site leasing business whereby we lease space on a tower and sublease the space to a wireless service provider.

  We believe that the site leasing portion of our business has significant potential for growth, and we intend to expand our site leasing business through increasing activity from our new tower builds and selective acquisitions. Our tower portfolio has continued to grow from 51 at year-end 1997 to 494 in 1998 to 1,163 in 1999 to 2,390 in 2000. As of December 31, 2000
we had 5,548 tenants.

                         (continued on following page)

  The following table indicates the number of our acquired and built towers on a state by state basis as of December 31, 2000:

                                                          New
                                                    ---------------
                                                                          % of
                                                    Builds Acquired Total Total
                  Location of Towers                ------ -------- ----- -----
   Georgia.........................................   200     46      246 10.3
   Tennessee.......................................   123     58      181  7.6
   North Carolina..................................   168      4      172  7.2
   Texas...........................................    38    134      172  7.2
   Ohio............................................    86     61      147  6.2
   South Carolina..................................   117      5      122  5.1
   Florida.........................................    44     75      119  5.0
   Louisiana.......................................    12     89      101  4.2
   Indiana.........................................    85      5       90  3.8
   New York........................................    42     48       90  3.8
   Wisconsin.......................................    79     10       89  3.7
   Pennsylvania....................................    45     31       76  3.2
   Mississippi.....................................    38     34       72  3.0
   Alabama.........................................    29     32       61  2.6
   Connecticut.....................................    49      9       58  2.4
   Oklahoma........................................    30     27       57  2.4
   Virginia........................................    52      4       56  2.3
   Arizona.........................................    42      1       43  1.8
   Missouri........................................    15     20       35  1.5
   Michigan........................................    32      2       34  1.4
   Kansas..........................................     6     27       33  1.4
   New Hampshire...................................    30      2       32  1.3
   Massachusetts...................................    23      7       30  1.3
   Kentucky........................................    16     13       29  1.2
   Arkansas........................................    15     12       27  1.1
   Oregon..........................................    22      3       25  1.0
   Illinois........................................    12     11       23  1.0
   Minnesota.......................................     6     17       23  1.0
   California......................................     8     10       18    *
   Colorado........................................     7     10       17    *
   West Virginia...................................     7     10       17    *
   Iowa............................................     7      8       15    *
   Delaware........................................    14      0       14    *
   New Mexico......................................     4      8       12    *
   Washington......................................     6      3        9    *
   Maryland........................................     7      0        7    *
   Nebraska........................................     6      1        7    *
   Wyoming.........................................     6      1        7    *
   South Dakota....................................     2      3        5    *
   Utah............................................     2      3        5    *
   Idaho...........................................     3      1        4    *
   New Jersey......................................     3      1        4    *
   Maine...........................................     2      0        2    *
   Rhode Island....................................     2      0        2    *
   North Dakota....................................     0      1        1    *
   Vermont.........................................     0      1        1    *
                                                    -----    ---    ----- ----
     Total......................................... 1,542    848    2,390  100%
                                                    =====    ===    ===== ====

--------
  *Less than 1%.

 Build-to-Suit Programs

  Under a build-to-suit program, we build a tower for a wireless service provider on a location of their direction. We retain ownership of the tower and the exclusive right to co-locate additional tenants on the tower. Many wireless service providers are choosing the build-to-suit option as an alternative to tower ownership, and we believe that this outsourcing trend is likely to continue. We believe that we have one of the largest number of non-binding build-to-suit mandates from wireless service providers in the industry. As of December 31, 2000, we had carrier directives to build approximately 600 additional towers under build-to-suit programs for carriers. Under our build-to-suit programs, we have built towers for many carriers, including Alamosa PCS, AT&T Wireless, Cingular, Georgia PCS, GTE, Horizon PCS, LEAP Wireless, Nextel, PrimeCo PCS, Sprint PCS, TeleCorp PCS, Tritel PCS and VoiceStream. In selling our build-to-suit programs, our personnel use their existing relationships in the wireless communications industry to target wireless service providers interested in outsourcing their network build-out. We make proposals for build-to-suit towers in response to competitive bids or specific requests and in circumstances where we believe the provider would have an interest in build-to-suit towers. We price build to suit agreements after having made the determination that the expected tower cash flow from those towers will produce a targeted return on investment after a certain period of time. Although the terms vary from proposal to proposal, we typically sign a five-year lease agreement with the anchor tenant, with four or five additional five-year renewal periods at the option of the lessee. While the proposed monthly rent also varies, broadband customers such as PCS, cellular or ESMR generally pay more than the aggregate monthly rent paid by paging or other narrowband customers. In addition, anchor tenants will typically pay lower monthly rents than subsequent tenants of a similar type service. In some cases, an anchor tenant may also enjoy an introductory lease rate for a period of time. If a wireless provider accepts the terms of the proposal submitted by us, the provider will award us a non-binding mandate to pursue specific sites. Based on the status of the geographic areas we have been given a mandate to pursue, we will perform due diligence investigations for a designated period during which time we will analyze the site based on a number of factors, including co-location opportunities, zoning and permitting issues, economic potential of the site, difficulty of constructing a multi-tenant tower and remoteness of the site. These mandates are generally non-binding agreements and either party may terminate the mandate at any time. If, after our due diligence investigation during the mandate, we conclude that it is economically feasible to construct the towers requested by the wireless service provider, we will enter into an antenna site lease agreement with the provider. In certain limited circumstances we are contractually obligated to build a tower for the carrier regardless of the outcome of our due diligence investigation. We have negotiated several master build-to-suit agreements, including antenna site lease terms, with providers in specific markets. The antenna site lease agreements typically provide that all obligations are conditioned on our receiving all necessary zoning approvals where zoning remains to be obtained. Certain of the antenna site lease agreements contain penalty or forfeiture provisions in the event the tower is not completed within specified time periods.

 Strategic Siting

  Our strategic siting activities focus on developing new towers in locations chosen by us, instead of by an anchor tenant in a build-to-suit program. As of December 31, 2000, of our total 779 new builds, 284 were through our strategic siting programs, and we expect this number to grow in the future. We try to identify attractive locations for new towers and complete pre-construction procedures necessary to secure the site in advance of demand from a specific customer. We may invest in the zoning and permitting of these strategic sites, and even the construction of the towers, when we have not yet obtained an anchor tenant for competitive or zoning reasons. However, we generally will not build a tower on a strategic site until we have signed a lease with a tenant.

 Acquisitions

  We actively pursue acquisitions of towers. Our acquisition strategy, like our new build strategy, is financially-oriented as opposed to geographically or customer-oriented. Our goal is to acquire towers that have an initial or planned capital investment not exceeding a targeted multiple of expected tower cash flow from the acquired towers after a certain period of time. We determine tower cash flow by subtracting from gross tenant revenues the direct expenses associated with operating the tower, such as ground lease payments, real estate taxes, utilities, insurance and maintenance. Our dedicated mergers and acquisitions personnel direct our acquisition activities and are responsible for identification, negotiation, documentation and consummation of acquisition opportunities, as well as the coordination and management of independent advisors and consultants retained by us from time to time in connection with acquisitions. In addition to our mergers and acquisitions personnel, we rely on our national employee base to identify potential acquisitions. Our field employees identify generally smaller acquisition prospects, involving one to ten towers. We often have an exclusive opportunity to structure and consummate a transaction with the potential seller. We believe that our field employees and knowledge of potential acquisition candidates gained through our substantial site development business experience provide us with a competitive advantage. This information permits us to identify and consummate acquisitions on generally more favorable terms than would be available to us through competitively-bid or brokered acquisition prospects. As is the case with our new tower builds, our focus is to acquire multi-tenant towers with under-used capacity in locations that we believe will be attractive to wireless service providers that have not yet built out their service in these locations.

 Lease/Sublease

  Under our lease/sublease program, we lease antenna space on a tower then sublease the space to wireless service providers. When these lease/subleases were first signed, these providers chose the financial benefits associated with the lease/sublease program, which include reduced capital expenditures, as compared to paying for site development services on a fee basis. Wireless paging providers comprise a significant majority of customers who sublease antenna sites from us. The subleases generally have original terms of five years, with four or five renewal periods of five years each at the option of the lessee, and usually provide for annual or periodic price increases.

 Related Services

  To help maximize the revenue and profit we earn from our capital investment in the towers we own, we have begun to provide services at our tower locations beyond the leasing of antenna space. These services which we provide or may provide in the future include generator provisioning, power provisioning, antenna installation, equipment installation and backhaul, which is the transport of the wireless signals transmitted or received by an antenna to a carrier's network. Some of these services are recurring in nature, and are contracted for by a wireless carrier or other user in a manner similar to the way they lease antenna space.

 Maintenance and Management

  Once acquired or constructed, we maintain and manage our towers through a combination of in-house personnel and independent contractors. We also manage towers for third parties. In-house personnel are responsible for oversight and supervision of all aspects of site maintenance and management, and are particularly responsible for monitoring security access and lighting, RF emission and interference issues, signage, structural engineering and tower capacity, tenant relations and supervision of independent contractors. We hire independent contractors locally to perform routine maintenance functions such as landscaping, pest control, snow removal, vehicular access, site access and equipment installation oversight. We engage independent contractors on a fixed fee or time and materials basis or, in a few limited circumstances where these contractors were sellers of towers to us, for a percentage of tower cash flow. Our network operations center in Boca Raton, Florida centrally monitors security access and lighting for our towers, as well as other functions. As the number of towers we own and manage increases, we anticipate incurring greater expenditures to expand our maintenance infrastructure, including expenditures for personnel and computer hardware and software. We expect these expenditures to be marginal compared to the anticipated increased revenues from site leasing.

Site Development Services

  Our site development business consists of two segments, site development consulting and site development construction. Through this business we offer wireless service providers assistance on each stage of the development of a wireless network infrastructure, from network pre-design through installation of antenna and radio equipment.

  We deliver our site development services to a diverse range of customers, including cellular, PCS, wireless data and Internet services, paging, SMR, and ESMR providers as well as other users of wireless transmission and reception equipment. Our customers currently comprise many of the major wireless communications companies and their affiliates, including AT&T Wireless, Cingular, Nextel, Sprint PCS, Verizon and Voicestream.

  Our site development business also provides us expertise and knowledge which complements our site leasing business. Specifically, our strong relationships with wireless service providers created and strengthened through our site development business provide the basis for our build-to-suit programs. In addition, we are often able to use our site development activities to enhance our strategic new tower build programs by identifying an area without wireless signal coverage on which to build a tower for the benefit of a current or potential customer.

 Site Development Consulting

  In the consulting segment of our site development business, we offer clients the following services: (1) network pre-design; (2) identification of potential locations for towers and antennas; (3) support in buying or leasing of the location; and (4) assistance in obtaining zoning approvals and permits. Once we are awarded a site development project, we dispatch a site development team to the project site and may establish a temporary field office for the duration of the project. The site development team is typically composed of our permanent employees and supplemented with local hires employed only for that particular project. A team leader is assigned to each phase of the site development project and reports to a project manager who oversees all team leaders. Upon the completion of a site development project, the project office is typically closed and all of our permanent employees are either relocated to another project or directed to return to one of our offices.

  We generally set prices for each site development service separately. Customers are billed for these services on a fixed price or time and materials basis and we may negotiate fees on individual sites or for groups of sites.

 Site Development Construction

  In the construction segment of our site development business we provide a number of services, including the following: (1) tower and related site construction; (2) switch construction; (3) antenna installation; and (4) radio equipment installation, optimization and service.

  We provide these services on a turnkey basis throughout the United States. Alternatively, with respect to towers on which carriers are looking to become tenants, we can install, maintain, and upgrade radio transmission equipment, antennas, cabling and other equipment. We began offering direct, as opposed to subcontracted, construction services in 1997 with our acquisition of Communications Site Services, Inc., which provided us with in-house tower construction and antenna installation capability. We expanded our operations through the acquisition of several telecommunications construction companies, the most notable of which was SBA Network Services, Inc. ("Network Services," f/k/a Com-Net Construction Services, Inc.) in 1999, to include additional tower construction equipment installation and antenna installation capability, as well as the ability to construct terminal switches for wireless carriers, competitive local exchange carriers and other telecommunications providers.

  We have constructed and expect to continue to construct a portion of our towers in the future, and provide equipment and antenna installation services for tenants on our towers. We believe we cost-effectively and timely complete construction projects, in part, because our site development personnel are cross-trained in all areas of site development, construction and antenna installation.

  While we believe that our site development business will grow with the expected overall growth of wireless and other telecommunications networks, we believe our revenues and gross profit from the consulting segment of that business may continue to decline as carriers find new ways to obtain network development through outsourced tower ownership. We also believe that, over the longer term, our site leasing revenues will continue to increase due to the same outsourcing trend and as the number of towers we own or control grows.

Customers

  Since commencing operations, we have performed site leasing and site development services for many of the largest wireless service providers. The majority of our contracts have been for PCS broadband, ESMR, cellular largest wireless service providers. The majority of our contracts have been for PCS broadband, ESMR, cellular and paging customers. We also serve wireless data and Internet, PCS narrowband, SMR, multi-channel multi-point distribution service, or MMDS, and multi-point distribution service, or MDS, wireless providers. In both our site development and site leasing businesses, we work with large national providers and smaller local, regional or private operators. For the year ended December 31, 2000, Sprint PCS and Alamosa provided 10.8% and 11.0% of our site development revenues. In 1999, our largest site development customers were Sprint PCS and BellSouth Mobility DCS, representing 20.8%, and 13.9%, respectively. In 2000, Nextel and Sprint represented 10.6% and 10.3% of our site leasing revenues, respectively. PageNet represented 7.3% of our site leasing revenue for 2000 and 16.5% for the year ended December 31, 1999. These PageNet revenues come primarily from our lease/sublease component of our site leasing business. No other customer represented more than 10% of our site leasing or site development revenues.

  During the past two years, we provided services for a number of customers, including:

      Aerial Communications
      Alamosa PCS                  PrimeCo PCS
      ALLTEL                       Powertel
      AT&T Wireless Services       Sprint PCS
      Cingular                     TeleCorp PCS
      Horizon PCS                  Teligent
      LEAP Wireless                Tritel PCS
      MediaOne Group               Triton PCS
      Metricom                     360 Communications Company
      Nextel                       US West Communication
      Pacific Bell Mobile Service  Verizon
      PageNet                      VoiceStream
                                   WinStar

Sales and Marketing

  Our sales and marketing goals are:

   .  to continue to grow our site leasing business;

   . to further cultivate existing customers to obtain mandates for build-to-suit programs as well as to sell site development services;

   . to use our contacts and industry knowledge to better identify attractive locations for new tower builds;

   . to use existing relationships and develop new relationships with wireless service providers to lease antenna space on and purchase related services with respect to our owned or managed towers;

   . to form affiliations with select communications systems vendors who use end-to-end services, including those provided by us, which will enable us to market our services and product offerings through additional channels of distribution; and

   . to continue to grow and sustain a market leadership position in the site development business.

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

  In addition to our marketing and sales staff, we rely upon our executive and operations personnel on the regional and territory office levels to identify sales opportunities within existing customer accounts, as well as acquisition opportunities.

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

  We compete with:

   . wireless service providers that own and operate their own tower footprints and lease, or may in the future decide to lease, antenna space to other providers;

   . site development companies that acquire antenna space on existing towers for wireless service providers, manage new tower construction and provide site development services;

   .  other large independent tower companies; and

   .  smaller local independent tower operators

for towers to acquire and for sites to construct towers.

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

  The following is a list of our primary competitors for new tower builds and tower acquisitions: American Tower Corporation, Crown Castle International Corp., Pinnacle Holdings, Inc. and SpectraSite Holdings, Inc.

  We believe that the majority of our competitors in the site development business operate within local market areas exclusively, while some firms appear to offer their services nationally, including American Tower Corporation, Bechtel, Black & Veach, General Dynamics, Mastec, Mericom, qServe and SpectraSite Holdings, Inc. The market includes participants from a variety of market segments offering individual, or combinations of, competing services. The field of competitors includes site development consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors, which provide end-to-end site development services through multiple subcontractors, and providers' internal staff. We believe that providers base their decisions on site development services on a number of criteria, including a company's experience, track record, local reputation, price and time for completion of a project. We believe that we compete favorably in these areas.

Employees

  As of December 31, 2000, we had approximately 1,000 employees, none of whom is represented by a collective bargaining agreement. We consider our employee relations to be good.

Regulatory and Environmental Matters

  Federal Regulations. Both the Federal Communications Commission ("FCC") and the Federal Aviation Administration ("FAA") regulate towers used for wireless communications transmitters and receivers. These regulations control the siting and marking of towers and may, depending on the characteristics of particular towers, require prior approval and registration of tower facilities. Wireless communications devices operating on towers are separately regulated and independently licensed based upon the particular frequency used.

  Pursuant to the requirements of the Communications Act of 1934, the FCC, in conjunction with the FAA, has developed standards to consider proposals for new or modified antennas. These standards mandate that the FCC and the FAA consider the height of proposed antennas, the relationship of the structure to existing natural or man-made obstructions and the proximity of the antennas to runways and airports. Proposals to construct or to modify existing antennas above certain heights must be reviewed by the FAA to ensure the structure will not present a hazard to aviation. The FAA may condition its issuance of a no-hazard determination upon compliance with specified lighting and/or marking requirements. Towers required to be reviewed by the FAA must also be registered with the FCC. The FCC will not license the operation of wireless telecommunications devices on towers unless the tower has been registered with the FCC. The FCC will not register a tower unless it has been cleared by the FAA. The FCC may also enforce special lighting and painting requirements. Owners of wireless transmissions towers may have an obligation to maintain painting and lighting to conform to FCC standards. Tower owners also bear the responsibility of notifying the FAA of any tower lighting outage. In addition, any applicant for an FCC antenna structure registration must certify that, consistent with the Anti-Drug Abuse Act of 1988, neither the applicant nor its principals have been convicted of a federal drug crime. We generally indemnify our customers against any failure to comply with applicable regulatory standards. Failure to comply with the applicable requirements may lead to civil penalties.

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

  Owners and operators of antennas may be subject to, and therefore must comply with, environmental laws. The FCC's decision to register a proposed tower or license radio facilities on a tower may be subject to environmental review pursuant to the National Environmental Policy Act of 1969, which requires federal agencies to evaluate the environmental impacts of their decisions under certain circumstances. The FCC has issued regulations implementing the National Environmental Policy Act. These regulations place responsibility on each applicant to investigate any potential environmental effects of operations and to disclose any potential significant effects on the environment in an environmental assessment prior to constructing a tower. In the event the FCC determines the proposed tower would have a significant environmental impact based on the standards the FCC has developed, the FCC would be required to prepare an environmental impact statement, which will be subject to public comment. This process could significantly delay the registration of a particular tower.

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

Recent Developments

  In September 2000, we entered into an agreement to acquire 275 existing towers from TeleCorp PCS, Inc. in Illinois, Louisiana, Tennessee, Texas, Mississippi, Missouri, Arkansas and Puerto Rico. The acquisition price of the towers will be $327,500 per tower. Contingent on the closing of the TeleCorp tower acquisition, we have agreed to become the exclusive build-to-suit provider for TeleCorp. Under the build-to-suit agreement, we will construct a minimum of 200 tower facilities and up to a maximum of 400 tower facilities. Under the terms of the acquisition, TeleCorp will enter into long-term leases at a monthly rate of $1,200 per acquired tower and $1,300 per built tower, to place its wireless network equipment on each tower acquired or built. On March 16, 2001, we acquired 203 towers of the 275 towers under the agreement for $66.5 million, and we anticipate completing the acquisition of the remaining 72 towers in the second quarter of 2001. The remaining tower acquisitions are subject to our satisfactory completion of our review of the business, financial and legal aspects of towers that may be acquired. As of December 31, 2000, the 275 towers which would be purchased if the TeleCorp transaction was consummated, had an annualized run rate including pending leases of approximately $6.1 million in revenues and approximately
$3.9 million in cash flow.

  In December 2000, we entered into an agreement with Louisiana Unwired, Inc., a subsidiary of US Unwired, Inc., to acquire 300 towers in Louisiana, Texas and Arkansas. Pursuant to the terms of the agreement, we purchased 127 of the 300 towers on December 29, 2000. We have the obligation to purchase the remaining 173 towers, subject to the receipt of certain consents, by May 1, 2001. Additionally, the agreement granted us the option until December 31, 2001 to purchase the lesser of (1) the number of towers constructed by Louisiana Unwired during 2001 and (2) 100 towers. Our ability to exercise this option is contingent upon our (A) securing financing adequate to purchase the towers and (B) placing in escrow a deposit of $1.67 million prior to April 10, 2001. The acquisition price for each of the towers covered by the agreement is $313,000 per tower. Under the terms of the acquisition agreement, US Unwired has agreed to enter into long-term leases, at a monthly rate of $1,500 per tower, to place its wireless network equipment at each tower that we purchase. As of

December 31, 2000, the 300 towers, including the 173 towers which would be purchased if the second stage of the US Unwired transaction was consummated, had an annualized run rate, including pending leases, of approximately $5.8 million in revenues and approximately $3.4 million in cash flow.

  While all of the towers acquired from TeleCorp and US Unwired will generate revenues immediately upon consummation of their respective acquisition, the towers will not at such time be profitable. We cannot assure you that these towers will ever be profitable because these towers will be profitable only if we are able to sign additional leases with third parties for the location of antennas on these towers.

  The acquisition of the remaining 72 TeleCorp towers and the remaining 273 US Unwired towers are subject to numerous closing conditions. We cannot assure you if or when either of these transactions will close.

Backlog

  Our backlog for site development services was $61.0 million as of December 31, 2000 as compared to $40.0 million as of December 31, 1999. Our backlog for pending tower acquisitions was 677 towers as of December 31, 2000 as compared to 94 towers as of December 31, 1999. Our backlog under build-to-suit mandates was approximately 600 towers as of December 31, 2000 as compared to 335 as of December 31, 1999. We anticipate that we will fulfill all of these services and complete the pending tower acquisitions during the current fiscal year.

RISK FACTORS

  Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our payment obligations.

  As indicated below, we have and will continue to have a significant amount of indebtedness relative to our equity size.

                                     At December 31, 2000 After Note Offering(a)
                                     -------------------- ----------------------
                                                   (in thousands)
      Total indebtedness............       $284,273              $709,273
      Stockholders' equity..........       $538,160              $533,397

     (a) Subsequent to December 31, 2000, we borrowed $30.0 million under the revolving line of credit. In February 2001, the Company issued $500.0 million of its 10 1/4% senior notes due 2009 and used $105.0 million to repay all amounts outstanding under the senior credit facility. In connection with the termination of our senior credit facility, we recorded an extraordinary loss of $4.8 million related to the write-off of deferred financing fees associated with our existing senior credit facility in the first quarter of 2001.

  Our substantial indebtedness could have important consequences to you. For example, it could:

   . limit our ability to repay the 10 1/4% senior notes and the 12% senior discount notes;

   . limit our ability to fund future working capital, capital expenditures and research and development costs;

   . limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

   . place us at a competitive disadvantage to our competitors that are less leveraged; and

   . limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds. Failing to comply with those covenants could result in an event of default.

  Our ability to service our debt obligations will depend on our future operating performance. If we are unable to generate sufficient cash flow from operations to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing, delaying or eliminating acquisitions of towers or related service companies, delaying tower construction and other capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. We may not be able to effect any of these alternative strategies on satisfactory terms, if at all. The implementation of any of these alternative strategies could have a material adverse effect on our growth strategy.

  Our earnings have been insufficient to cover our fixed charges since the issuance of our 12% senior discount notes, treating the non-cash amortization of the original issue discount on the 12% senior discount notes as a fixed charge. This deficiency will increase as a result of the issuance of our $500.0 million 10 1/4% senior notes completed in February 2001. We expect our earnings to continue to be insufficient to cover our fixed charges for the foreseeable future. We may incur substantial additional indebtedness in the future. If new debt is added to our current debt levels, the related risks that we face could intensify.

  Our debt instruments contain restrictive covenants that could adversely affect our business by limiting flexibility.

  The indentures governing our 10 1/4% senior notes and our 12% senior discount notes each contain certain restrictive covenants. In addition, we intend to enter into a new senior credit facility in the future and this new facility will also likely contain restrictive covenants and require us to maintain specified financial ratios and meet financial condition tests. Our ability to comply with these covenants and meet these financial ratios and tests can be affected by events beyond our control, and we may not be able to meet these covenants, ratios and tests. A breach of any of these covenants could result in an event of default under the indentures governing the 10 1/4% senior notes and our 12% senior discount notes. Upon the occurrence of our bankruptcy, the outstanding principal, together with all accrued interest, will automatically become immediately due and payable. If any other event of default, including a continuing breach of our covenants, should occur the trustee or a percentage of such noteholders can elect to declare all amounts of principal outstanding, together with all accrued interest, to be immediately due and payable.

  Our quarterly operating results fluctuate and therefore should not be considered indicative of our long-term results.

  The number of towers we build, the number of tenants we add to our towers and the demand for our site development services fluctuate from quarter to quarter and should not be considered as indicative of long-term results. Numerous factors cause these fluctuations, including:

   .  the timing and amount of our customers' capital expenditures;

   . the business practices of customers, such as deferring commitments on new projects until after the end of the calendar year or the customers' fiscal years;

   . the number and significance of active customer engagements during a quarter;

   .  delays relating to a project or tenant installation of equipment;

   . seasonal factors, such as weather, vacation days and total business days in a quarter;

   .  employee hiring;

   .  the use of consultants by our customers; and

   .  the rate and volume of wireless service providers' network development.

  Although the demand for our services fluctuates, we incur significant fixed costs, such as maintaining a staff and office space in anticipation of future contracts. The timing of revenues is difficult to forecast because our sales cycle may be relatively long and may depend on factors such as the size and scope of assignments, budgetary cycles and pressures and general economic conditions. In addition, under lease terms typical in the tower industry, revenue generated by new tenant leases usually commences upon installation of the tenant's equipment on the tower rather than upon execution of the lease, which can be 90 days or more after the execution of the lease.

  We may be adversely affected by an economic slowdown.

  Our business may be adversely affected by periods of economic slowdown or recession. During periods of economic slowdown or recession, wireless carriers may be unable to raise sufficient capital to expand their networks or may choose to slow or stop capital expenditures. Any material decline in the availability of capital for, or in capital expenditures by, our customers would likely result in a decrease in the demand for tenant space on our towers and for our site development services.

  We may not secure as many site leasing tenants as planned.

  If tenant demand for tower space decreases, we may not be able to successfully grow our site leasing business. This may have a material adverse effect on our strategy and revenue growth. Our plan for the growth of our site leasing business largely depends on our management's expectations and assumptions concerning future tenant demand for independently-owned towers. Tenant demand includes both the number of tenants and the lease rates they are willing to pay. We bear a greater risk from lower tenant demand than other tower companies that have towers with positive cash flow, because the majority of our towers are newly constructed and have little or no positive cash flow at the time of construction.

  Wireless service providers that own and operate their own towers and several of the independent tower companies generally are substantially larger and have greater financial resources than we do. We believe that tower location and capacity, price, quality of service and density within a geographic market historically have been and will continue to be the most significant competitive factors affecting the site leasing business.

  We are not profitable and expect to continue to incur losses.

  We are not profitable. The following chart shows the net losses we incurred for the periods indicated:

                                    Years ended December 31,
                                   --------------------------
                                     2000     1999     1998
                                   -------- -------- --------
                                         (in millions)
        Net losses................    $28.9    $34.6    $19.9

  Our losses are principally due to significant depreciation, amortization and interest expense. We have not achieved profitability and expect to continue to incur losses for the foreseeable future.

  Increased competition to purchase existing towers and to build new towers may negatively affect the success of our growth strategy.

  Increased competition to purchase existing towers and to build new towers may negatively affect the success of our growth strategy. We compete for the opportunity to build new towers primarily with site developers, wireless carriers and other independent tower companies. We believe that competition for the opportunity to build new towers will increase and that additional competitors will enter the tower market. Some of these additional competitors have or are expected to have greater financial resources than we do.

  We compete with:

   .  wireless service providers that own and operate their own towers;

   . site development companies that acquire antenna space on existing towers for wireless service providers, manage new tower construction and provide site development services;

   .  other large independent tower companies; and

   .  smaller local independent tower operators

for towers to acquire and for sites to construct towers.

  Our growth strategy depends in part on our ability to acquire and operate existing towers not built by us to expand our existing tower network. Increased competition for acquisitions may result in fewer acquisition opportunities for us and higher acquisition prices. We regularly explore acquisition opportunities, and we are currently actively negotiating to acquire additional towers. As of December 31, 2000, we had agreements to acquire 677 towers in 33 separate transactions for an aggregate purchase price of $218.5 million, including $90.0 million for all 275 towers from TeleCorp and $85.5 million for the additoinal 273 towers from US Unwired, or an average acquisition price of approximately $323,000 per tower. While all of the towers acquired from TeleCorp and US Unwired will generate revenues immediately upon consummation of their respective acquisition, the towers will not at such time be profitable. We cannot assure you that these towers will ever be profitable because these towers will be profitable only if we are able to sign additional leases with third parties for the location of antennas on these towers. All of these acquisitions are subject to a number of conditions and may or may not close.

  We may not be able to identify, finance and complete future acquisitions of towers or tower companies on acceptable terms or may not be able to profitably manage and market available space on any towers that we acquire. We may also face challenges in integrating newly acquired towers or tower companies with our operations and may face difficulties in retaining current lessees on newly acquired towers.

  If our carrier-directed new tower build projects are unsuccessful in yielding binding agreements or completed towers, our growth strategy or business may be negatively affected.

  If our carrier-directed new tower build projects are unsuccessful in yielding binding agreements or completed towers, our growth strategy or business may be negatively affected. A carrier directive is an indication of interest from a wireless carrier for us to build a tower which we will own, on which they will place their antenna. Upon completion of the tower, the wireless carrier would lease space on the tower. A carrier directive, however, does not require the wireless carrier to actually lease space on the tower. That obligation does not arise until a lease is signed. We generally will not commence construction of a tower on a carrier-directed location until a lease is signed. As of December 31, 2000, we had carrier directives to build approximately 600 towers under build-to-suit programs for wireless service providers. We believe that the majority of these carrier directives will result in new towers built and owned by us and long-term leases for antenna space on such towers. However, there are numerous factors that may prevent carrier directives from resulting in leases, including:

   . FAA, FCC or zoning restrictions that may prevent the building of a communication tower;

   . the results of the review of the business, financial and legal aspects of the transactions conducted by us or our customers;

   .  the lease price; and

   . the ability of the carriers who have awarded a directive to withdraw the directive.

  As a result, we cannot assure you as to the percentage of current and future carrier directives that will ultimately result in constructed towers and tenant leases.

  We will need to seek additional financing to fund our business plan.

  Our business strategy contemplates substantial capital expenditures for the expansion of our tower portfolio. We intend to increase the number of towers we own and lease by agreeing with wireless carriers to assume ownership or control of their existing towers, by pursuing build-to-suit opportunities and by exploring other tower acquisition opportunities. To the extent we are unable to finance our future capital expenditures, we will be unable to achieve our currently contemplated business goals.

  Our cash capital expenditures for the year ended December 31, 2000 were $445.3 million. We currently estimate that we will make at least $400.0 million to $450.0 million of cash capital expenditures during the year ending December 31, 2001, which will be primarily for the construction and acquisition of towers, tower companies and/or related businesses. This estimate includes capital expenditures planned in connection with the

TeleCorp and US Unwired transactions. We expect to fund $400.0 million of these planned capital expenditures from the proceeds from our $500.0 million 10 1/4% senior notes offering completed in February 2001 that resulted in net proceeds of $484.2 million, cash on hand and cash flow from operations. In addition, we intend to seek a new senior credit agreement on terms no less favorable to us than our prior senior credit facility. Thereafter, however, or in the event we exceed our currently anticipated cash capital expenditures by December 31, 2001, we anticipate that we will need to seek additional equity or debt financing to fund our business plan. Additional financing, including a new senior credit facility, may not be available on commercially acceptable terms or at all, and additional debt financing may not be permitted by the terms of our existing indebtedness, including our 10 1/4% senior notes and 12% senior discount notes. Prior to March 1, 2003, interest expense on our 12% senior discount notes will consist solely of non-cash accretion of original issue discount, and will not require cash interest payments. After that time, our 12% senior discount notes will have increased to $269.0 million and will require annual cash interest payments of approximately $32.3 million. If we are required to issue additional common equity to finance our capital expenditures, it could be dilutive to our existing shareholders

  Managing our expansion and integrating acquisitions may strain our resources and reduce our cash flow.

  Expanding our business may impose significant strains on our management, operating systems and financial resources. The pursuit and integration of newly constructed towers in addition to future acquisitions, investments, joint ventures and strategic alliances will require substantial attention from our senior management, which will limit the amount of time available to devote to our existing operations.

  From January 1, 2000 to December 31, 2000, our work force increased from approximately 600 to approximately 1,000 employees. This growth has placed, and will likely continue to place, a substantial strain on our administrative, operational and financial resources. In addition, as part of our business strategy, we may acquire complementary businesses such as telecommunications services companies or expand into new businesses. Acquisitions involve a number of potential risks, including the potential loss of customers, and the inability to productively combine disparate company cultures and facilities or manage operating sites in geographically diverse markets. We may not be able to manage our growth successfully. Our management, personnel or operational and financial control systems may not be adequate to support expanded or complementary operations. Any of these inabilities or inadequacies could cause a significant increase in our expenses and reduce our cash flow.

  We are subject to numerous regulations that may prevent, delay, or increase the cost of building or operating towers.

  Extensive local, state and federal regulations may prevent, delay or increase the cost of building or operating towers. Before we can build a new tower, either for a wireless communications carrier or for our own account, we must receive approval under local regulations. Local regulations include city or other local ordinances, zoning restrictions and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require tower owners to obtain approval from local officials or community standards organizations prior to tower construction. In addition, as the concern over tower proliferation has grown in recent years, certain communities have placed restrictions on new tower construction or have delayed granting permits required for construction. If we cannot receive local governmental approvals or if it is expensive or time consuming to obtain these approvals, then our results of operations will be negatively impacted.

  Both the FCC and FAA regulate towers and other sites used for wireless communications transmitters and receivers. Wireless communications devices operating on towers are separately regulated and independently licensed based upon the particular frequency used.

  The construction or modification of communication sites is also subject to the National Environmental Policy Act, which requires additional review of any tower that may have a significant effect upon the quality of the human environment. In addition, the operation of our towers is subject to federal, state and local environmental laws and regulations regarding the use, storage, disposal, emission, release and remediation of hazardous and non-hazardous substances, materials or wastes. Under certain of these environmental laws, we could be held strictly liable for the remediation of hazardous substance contamination at our facilities or at third party waste disposal sites, and could also be held liable for any personal or property damage related to the contamination.

  Our estimates regarding our growth rate and our anticipated financial performance include the costs of complying with these regulations, as they currently exist. If new regulations are introduced or existing regulations are modified it could increase our cost of operations and decrease our cash flow.

  If demand for wireless communication services decreases, our revenue will be adversely affected.

  Substantially all of our customers to date have been providers of wireless communications services. If demand for wireless communication services decreases, our revenue growth will be, and our revenue may be, adversely affected. Demand for both our site leasing and site development services is dependent on demand for communication sites from wireless service providers, which, in turn, is dependent on the demand for wireless services. A slowdown in the growth of, or reduction in demand in, a particular wireless communication segment could adversely affect the demand for communication sites. Most types of wireless services currently require ground-based network facilities, including communication sites for transmission and reception. The extent to which wireless service providers lease these communication sites depends on a number of factors beyond our control, including:

   .  the level of demand for wireless services;

   . the financial condition and access to capital of wireless service providers;

   . the strategy of wireless service providers with respect to owning or leasing communication sites;

   .  government licensing of broadcast rights; and

   . changes in telecommunications regulations and general economic conditions.

  In addition, wireless voice service providers frequently enter into roaming agreements with competitors allowing them to use another's wireless communications facilities to accommodate customers who are out of range of their home provider's services. Wireless voice service providers may view these roaming agreements as a superior alternative to leasing antenna space on communications sites owned or controlled by us. The proliferation of these roaming agreements could have a material adverse effect on our revenue.

  We depend on a relatively small number of customers for most of our revenue.

  We derive a significant portion of our revenue from a small number of customers that vary at any given time, particularly in the site development services side of our business. The loss of any significant customer could have a material adverse effect on our revenue.

  Following is a list of significant customers and the percentage of total revenues derived from such customers:

                                               For the years ended December 31,
                                               ------------------------------------
                                                      2000             1999
                                               ------------------- ----------------
                                                        (% of revenue)
       Sprint.................................                10.7          17.3
       Cingular...............................      less than 10.0          12.5

  Our site development customers engage us on a project-by-project basis, and a customer can generally terminate an assignment at any time without penalty. In addition, a customer's need for site development services can decrease, and we may not be successful in establishing relationships with new customers. Moreover, our existing customers may not continue to engage us for additional projects.

  The substantial majority of our existing carrier directives under build-to-suit programs are from Alamosa PCS, AT&T Wireless, Georgia PCS, Horizon PCS, and TeleCorp PCS.

  Due to the long-term expectations of revenue from tenant leases, the tower industry is very sensitive to the creditworthiness of its tenants. Wireless service providers often operate with substantial leverage, and financial problems for our customers could result in uncollected accounts receivable, in the loss of customers and the associated lease revenues, or in a reduced ability of these customers to finance expansion activities. In July 2000, PageNet, one of our site leasing customers, filed for bankruptcy. For the year ended December 31, 2000, PageNet constituted less than 5% our total revenues. PageNet has continued to make all payments due to us under their lease agreements.

  If we commence international operations in the future it could strain our resources and negatively affect our growth strategy and revenue.

  We are currently evaluating international opportunities and we would like to begin operating internationally if we find an opportunity we believe is appropriate to pursue. We may commence international operations at any time. Initiating international operations may strain our resources and negatively affect our growth strategy and revenue. If we commence international operations, we will be subject to various political, economic and other uncertainties, including:

   . difficulties and costs of staffing and managing international operations;

   .  different technology standards;

   . fluctuations in currency exchange rates or the implementation of currency exchange controls;

   .  political and economic instability;

   .  unexpected changes in regulatory requirements; and

   .  potentially adverse tax consequences.

  Any of these factors could delay or preclude our ability to generate revenue in any international markets that we may enter. Accordingly, we cannot assure that if we begin international operations our strategies will prove to be effective or that management's goals will be achieved.

  Our towers are subject to damage from natural disasters.

  Our towers are subject to risks associated with natural disasters such as tornadoes, hurricanes and earthquakes. We maintain insurance to cover the estimated cost of replacing damaged towers, but these insurance policies are subject to caps and deductibles. We also maintain third party liability insurance to protect us in the event of an accident involving a tower. A tower accident for which we are uninsured or underinsured, or damage to a tower or group of towers could require us to make significant capital expenditures and may have a material adverse effect on our operations.

  New technologies may have a material adverse effect on our growth rate and results of operations.

  The emergence of new technologies could reduce the demand for space on our towers. This could have a material adverse effect on our growth rate and results of operations. For example, the FCC has granted license applications for several low-earth orbiting satellite systems that are intended to provide mobile voice and data services. Although these systems are highly capital intensive and have only begun to be tested, mobile satellite systems could compete with land-based wireless communications systems. In addition, products are currently being developed which may permit multiple wireless carriers to use a single antenna, or to increase the range and capacity of an antenna.

  Steven E. Bernstein controls the outcome of shareholder votes.

  Steven E. Bernstein, our Chairman and Chief Executive Officer, controls 100% of the outstanding shares of Class B common stock. As of March 15, 2001, Mr. Bernstein controlled approximately 57% of the total voting power of both classes of our common stock. As a result, Mr. Bernstein has the ability to control the outcome of all matters determined by a vote of our common shareholders when voting together as a single class, including the election of all of our directors.

  The loss of the services of certain of our executive officers may negatively affect our business.

  Our success depends to a significant extent upon the continued services of Steven E. Bernstein, our Chairman and Chief Executive Officer, Jeffrey A. Stoops, our President, Ronald G. Bizick, II, our Executive Vice President and Chief Operating Officer-U.S. Site Development, and John Marino, our Senior Vice President and Chief Financial Officer. The loss of the services of any of Messrs. Bernstein, Stoops, Bizick or Marino may have a material adverse effect on our business. Each of Messrs. Bizick and Stoops has an employment agreement. We do not have an employment agreement with Messrs. Bernstein or Marino. Mr. Bernstein's compensation and other terms of employment are determined by the Board of Directors.

  If we are unable to attract, retain or manage skilled employees it could have a material adverse effect on our business.

  Our business, particularly site development services, involves the delivery of professional services and is labor-intensive. The loss of a significant number of employees, our inability to hire a sufficient number of qualified employees or adequately develop and motivate the skilled employees we have hired could have a material adverse effect on our business. We compete with other wireless communications firms and other enterprises for employees with the skills required to perform our services. We cannot assure you that we will be able to attract and retain a sufficient number of highly-skilled employees in the future or that we will continue to be successful in training, retaining and motivating employees.

  Our dependence on our subsidiaries for cash flow may negatively affect our business.

  We are a holding company with no business operations of our own. Our dependence on our subsidiaries for cash flow may have a material adverse effect on our operations. Our only significant asset is and is expected to be the outstanding capital stock of our subsidiaries. We conduct, and expect to conduct, all of our business operations through our subsidiaries. Accordingly, our only source of cash to pay our obligations is distributions from our subsidiaries of their net earnings and cash flow. We currently expect that the earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their debt obligations, except as necessary to be distributed to us to cover holding company expenses including interest payments on our 10 1/4% senior notes. Even if our subsidiaries determined to make a distribution to us, applicable state law and contractual restrictions, including any dividend covenants contained in any new senior credit facility we may obtain in the future, may restrict or prohibit these dividends or distributions.

  Future issuances of our stock may cause dilution.

  As part of the consideration for our acquisitions, we sometimes agree to issue additional shares of Class A common stock if the towers or businesses that we acquire meet or exceed certain earnings or new tower targets in the 1-3 years after they have been acquired. As of December 31, 2000, we had the obligation to issue approximately 300,000 additional shares of Class A common stock if the earnings targets identified in various acquisition agreements are met.

ITEM 2. PROPERTIES

  We are headquartered in Boca Raton, Florida, where we currently lease approximately 32,000 square feet of space. In 2000, we entered into a new agreement to lease 75,000 square feet of space in Boca Raton, Florida. We expect to terminate our old lease and occupy the new facility in the fourth quarter of 2001. We have entered into long-term leases for regional and Network Services office locations where we expect our activities to be longer-term. We open and close project offices from time to time in connection with our site development business, and offices for new tower build projects are generally leased for periods not to exceed 18 months. Our interests in towers are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, private easements, easements and licenses or rights-of-way granted by government entities. Please refer to "Site Leasing Business" for a listing of the locations of our owned towers.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The Class A common stock commenced trading under the symbol SBAC on the Nasdaq National Market System ("Nasdaq") on June 16, 1999. The following table presents trading information for the Class A common stock for the periods indicated, since June 16, 1999, on the Nasdaq:

                                                    High   Low
                                                    ----  ------
         June 16, 1999--June 30, 1999............. $10.25 $ 7.75
         Quarter ended September 30, 1999......... $15.38 $ 9.06
         Quarter ended December 31, 1999.......... $18.75 $ 9.44
         Quarter ended March 31, 2000............. $54.75 $16.50
         Quarter ended June 30, 2000.............. $57.00 $31.50
         Quarter ended September 30, 2000......... $55.88 $37.00
         Quarter ended December 31, 2000.......... $55.25 $30.88

  As of March 15, 2001, there were 211 record holders of the Class A common stock, and two record holders of the Class B common stock.

  This Company has not paid a dividend on any class of common stock and anticipates that it will retain future earnings, if any, to fund the development and growth of its business. We do not anticipate paying cash dividends on any of our common stock in the foreseeable future. In addition, the Company is restricted under the 12% senior discount notes and the 10 1/4% senior notes from paying dividends or making distributions and repurchasing, redeeming or otherwise acquiring any shares of common stock except under certain circumstances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Notes to Consolidated Financial Statements.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

  The following table sets forth selected historical financial data as of and for the years ended December 31, 2000, 1999, 1998, 1997, and 1996, that has been derived from, and is qualified by reference to, our audited financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this report.

                                     Years ended December 31,
                         -----------------------------------------------------
                            2000        1999       1998       1997      1996
                         ----------  ----------  ---------  ---------  -------
                         (dollars in thousands, except per share and tower
                                               data)
 OPERATING DATA:
 Revenues:
 Site development....... $  115,892  $   60,570  $  46,705  $  48,241  $60,276
 Site leasing...........     52,014      26,423     12,396      6,759    4,530
                         ----------  ----------  ---------  ---------  -------
   Total revenues.......    167,906      86,993     59,101     55,000   64,806
 Cost of revenues
  (exclusive of
  depreciation shown
  below):
 Cost of site
  development ..........     88,892      45,804     36,500     31,470   39,822
 Cost of site leasing
  ......................     19,502      12,134      7,281      5,356    3,638
                         ----------  ----------  ---------  ---------  -------
   Total cost of
    revenues............    108,394      57,938     43,781     36,826   43,460
                         ----------  ----------  ---------  ---------  -------
   Gross profit.........     59,512      29,055     15,320     18,174   21,346
 Selling, general and
  administrative(a).....     27,799      19,784     18,302     12,033   17,754
 Depreciation and
  amortization..........     34,831      16,557      5,802        514      160
                         ----------  ----------  ---------  ---------  -------
 Operating income
  (loss)................     (3,118)     (7,286)    (8,784)     5,627    3,432
 Interest and other
  (expense) income,
  net...................    (24,564)    (26,378)   (12,641)       236     (132)
 (Provision) benefit for
  income taxes(b).......     (1,233)        223      1,524     (5,596)  (1,320)
 Extraordinary item.....        --       (1,150)       --         --       --
                         ----------  ----------  ---------  ---------  -------
 Net income (loss)......    (28,915)    (34,591)   (19,901)       267    1,980
 Dividends on preferred
  stock.................        --          733     (2,575)      (983)     --
                         ----------  ----------  ---------  ---------  -------
 Net (loss) income
  available to common
  shareholders.......... $  (28,915) $  (33,858) $ (22,476) $    (716) $ 1,980
                         ==========  ==========  =========  =========  =======
 Basic and diluted loss
  per common share
  before extraordinary
  item.................. $    (0.70) $    (1.71) $   (2.64) $   (0.09)
 Extraordinary item.....        --        (0.06)       --         --
                         ----------  ----------  ---------  ---------
 Basic and diluted loss
  per common share...... $    (0.70) $    (1.77) $   (2.64) $   (0.09)
                         ==========  ==========  =========  =========
 Basic and diluted
  weighted average
  number of shares of
  common stock.......... 41,156,312  19,156,027  8,526,052  8,075,000
                         ==========  ==========  =========  =========
OTHER DATA:
EBITDA(c)............... $   32,026  $    9,582  $  (2,377) $   7,155  $10,603
Annualized tower cash
 flow(d)................     31,056      18,692      8,088      1,946      991
Capital
 expenditures(e)........    494,053     226,570    138,124     17,676      145
Cash provided by (used
 in):
 Operating activities...     47,516      23,134      7,471      7,829    1,215
 Investing activities...   (445,280)   (208,870)  (138,124)   (17,676)    (145)
 Financing activities...    409,613     162,124    151,286     15,645   (1,036)
BALANCE SHEET DATA:
 Cash and cash
  equivalents .......... $   14,980  $    3,131  $  26,743  $   6,109  $   311
 Property and equipment,
  net ..................    765,815     338,892    150,946     17,829      632
 Total assets...........    948,818     429,823    214,573     44,797   18,060
 Total debt(f)..........    284,273     320,767    182,573     10,184    4,921
 Redeemable preferred
  stock.................        --          --      33,558     30,983      --
 Common stockholders'
  equity (deficit)......    538,160      48,582    (26,095)    (4,344)    (102)

                                                                 Years ended December 31,
                                                 -------------------------------------------------------------
                                                    2000         1999         1998        1997        1996
                                                 ------------ ------------ ----------- ----------- -----------
                                                 (dollars in thousands, except per share and tower data)
TOWER DATA:
Towers owned at the beginning of period.........        1,163          494         51         --          --
Towers constructed..............................          779          438        310          15         --
Towers acquired.................................          448          231        133          36         --
                                                 ------------ ------------ ----------  ----------  ----------
Towers owned at the end of period...............        2,390        1,163        494          51         --
                                                 ============ ============ ==========  ==========  ==========

--------
(a) For the year ended December 31, 2000, selling, general and administrative expense included non-cash compensation expense of $0.3 million in connection with stock option and restricted stock activity. For the year ended December 31, 1999, selling, general and administrative expenses included non-cash compensation expense of $0.3 million incurred in connection with the issuance of stock options and Class A common stock. For the year ended December 31, 1998, selling, general and administrative expenses included non-cash compensation expense of $0.6 million incurred in connection with stock option activity.

(b) Provision for income taxes for the year ended December 31, 1997 included the tax effect of our conversion to a C corporation. For 1996, the provision for income tax represents a pro forma calculation (40%) as we were treated as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended.

(c) EBITDA represents earnings (loss) before interest income, interest expense, other income, income taxes, depreciation and amortization and the non-cash compensation expense referred to in footnote (a) above. EBITDA is commonly used in the telecommunications industry to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA is not intended to represent cash flows for the periods presented, nor has it been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States. Companies calculate EBITDA differently and, therefore, EBITDA as presented by us may not be comparable to EBITDA reported by other companies. See our Consolidated Statements of Cash Flows in our Consolidated Financial Statements included in this filing.

(d) We define "tower cash flow" as site leasing revenue less cost of site leasing revenue (exclusive of depreciation). We believe tower cash flow is useful because it allows you to compare tower performance before the effect of expenses (selling, general and administrative) that do not relate directly to tower performance. We define "annualized tower cash flow" as tower cash flow for the last calendar quarter attributable to our site leasing business multiplied by four.

(e) Includes the value of Class A common stock issued in connection with acquisitions.

(f) For 1996, total debt does not include amounts owed to the shareholder of $0.1 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  We are a leading independent owner and operator of wireless communications towers in the United States. We generate revenues from our two primary businesses, site leasing and site development. In our site leasing business, we lease antenna space on towers and other structures that we own or manage for others. The towers that we own have either been built by us at the request of a carrier or built or acquired based on our own initiative. In our site development business, we offer wireless service providers assistance in developing their own networks, including designing a network with full signal coverage, identifying and acquiring locations to place their antennas, obtaining zoning approvals, building towers when necessary and installing their antennas. Since our founding in 1989, we have participated in the development of more than 15,000 antenna sites in 49 of the 51 major wireless markets in the United States.

Site Leasing Services

  In 1997, we began aggressively expanding our site leasing business by capitalizing on our nationally recognized site development experience and strong relationships with wireless service providers to take advantage of the trends toward independent tower ownership and co-location, which is the placement of multiple antennas on one tower. As of December 31, 2000, we owned or controlled 2,390 towers with 5,548 tenants, or 2.3 tenants per tower. In addition, we had agreements to acquire 677 towers. We also had carrier directives to build over 600 additional towers and had, in various phases of development, over 1,000 locations which we had internally identified as desirable locations on which to build a tower.

  We believe our history and experience in providing site development services gives us a competitive advantage in choosing the most attractive locations on which to build new towers or buy existing towers, as measured by our success in increasing tower revenues and cash flows. Our same tower revenue growth at December 31, 2000 on the 1,163 towers we owned as of December 31, 1999 was 34%, based on tenant leases signed and revenues annualized as of December 31, 2000. We signed 261 new tenant leases in the quarter ended December 31, 2000 on the 1,950 towers we owned at the beginning of the quarter, at an average initial monthly rent of $1,567. Our annualized rate of tenants added per tower, on a broadband equivalent basis, was .55, .64, .59, .56 for each of the last four quarters. A broadband equivalent basis is calculated by dividing total lease revenue by $1,500, an industry benchmark for monthly tower rent per tenant. We believe that our annualized rate of new tenants added per tower per quarter is among the highest in the industry.

  We have focused our capital expenditures on building new towers and acquiring existing towers. In general, we have chosen to build rather than buy the substantial majority, 65%, of our towers because we believe the economics of building are more favorable. To date, our average construction cost of a new tower is approximately $250,000, while we believe the industry's average acquisition cost of a new tower over the last two years has been approximately $400,000.

  While we have focused primarily on building new towers for growth, we have also acquired 848 towers as of December 31, 2000. We seek to acquire towers where we can increase cash flow to substantially reduce the tower cash flow multiple paid at acquisition through additional tenant leases. The 848 tower acquisitions to date were completed at an aggregate purchase price of $323.9 million, which averages to a price of approximately $382,000 per tower. In addition to what we have already acquired, we are actively negotiating to acquire existing towers. In September 2000, we entered into an agreement to acquire 275 existing towers from TeleCorp PCS, Inc. (TeleCorp). The acquisition price of each tower will be $327,500. The tower acquisition agreement is subject to our satisfactory completion of our review of the business, financial and legal aspects of towers that may be acquired, and other items. On March 16 2001, the Company paid $66.5 million to purchase 203 towers under the TeleCorp agreement. We anticipate that we will close on the remaining 72 towers in the second quarter of 2001. In December 2000, we entered into an agreement with US Unwired to purchase a total of 300 towers. We purchased 127 towers in December 2000, and expect to purchase the remaining 173 towers in the second quarter of 2001, for approximately $54.1 million. As of December 31, 2000, we had agreements to acquire 677 towers in 33 separate transactions for an aggregate purchase price of approximately $218.5 million, including the TeleCorp and US Unwired agreements. These acquisitions are subject to a number of conditions and may or may not occur.

Site Development Services

  Our site development business consists of two segments, site development consulting and site development construction, through which we provide wireless service providers a full range of end-to-end services. In the consulting segment of our site development business, we offer clients the following services: (1) network pre-design; (2) identification of potential locations for towers and antennas; (3) support in buying or leasing of the location; and (4) assistance in obtaining zoning approvals and permits. In the construction segment of our site development business we provide a number of services, including the following: (1) tower and related site construction;
(2) switch construction; and (3) antenna installation.

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

RESULTS OF OPERATIONS

  As we continue our transition into site leasing, operating results in prior periods may not be meaningful predictors of future prospects. You should be aware of the dramatic changes in the nature and scope of our business when reviewing the ensuing discussion of comparative historical results. We expect that the acquisitions consummated to date and any future acquisitions, as well as our new tower builds, will have a material impact on future revenues, expenses and net loss. Revenues, cost of revenues, selling, general and administrative expenses, depreciation and amortization, interest income and interest expense each increased significantly in the year ended December 31, 2000 as compared to 1999, and some or all of those items may continue to increase significantly in future periods. We believe that our new tower build programs may have a material effect on future financial results, which effect will probably be negative until such time, if ever, as the newly constructed towers attain higher levels of tenant use.

Year Ended 2000 Compared to Year Ended 1999

  Total revenues increased 93.0% to $167.9 million for 2000 from $87.0 million for 1999. Total site development revenue increased 91.3% to $115.9 million in 2000 from $60.6 million in 1999 due to an increase in both site development construction revenue and site development consulting revenue. Site development construction revenue increased 115.1% to $91.6 million for 2000 from $42.6 million for 1999, due to the inclusion of Network Services for an entire year, as well as higher levels of activity. Site development consulting revenue increased 35.0% to $24.3 million for 2000 from $18.0 million for 1999, due to the increased demand for site acquisition and zoning services from wireless communications carriers. Site leasing revenue increased 96.8% to $52.0 million for 2000 from $26.4 million for 1999, due to tenants added to our towers and the substantially greater number of towers in our portfolio during 2000 as compared to 1999.

  Total cost of revenues increased 86.9% to $108.4 million for 2000 from $57.9 million for 1999. Site development cost of revenue increased 93.9% to $88.9 million in 2000 from $45.8 million in 1999 due to higher site development revenues. Site development consulting cost of revenue increased 25.8% to $15.6 million for 2000 from $12.4 million for 1999, reflecting higher site development consulting revenues. Site development construction cost of revenue increased 119.2% to $73.2 million for 2000 from $33.4 million for 1999, due to higher site development construction revenues which resulted primarily from the inclusion of Network Services for an entire year. Site leasing cost of revenue increased 60.7% to $19.5 million for 2000 from $12.1 million for 1999, due primarily to the increased number of towers owned.

  Gross profit increased to $59.5 million for 2000 from $29.1 million for 1999, due to increased site development and site leasing revenues. Gross profit from site development increased 82.9% to $27.0 million in 2000 from $14.8 million in 1999 due to higher site development revenues. Gross profit margins for site development decreased in 2000 to 23.3% from 24.4% in 1999 due to a greater relative amount of lower margin site development construction business. Gross profit margin on site development consulting increased to 35.6% for 2000 from 30.9% for 1999. This increase is attributable to a change in the mix of our business to include more multi-purpose projects producing both site development revenue and build-to-suit towers. Gross profit margin on site development construction decreased to 20.1% for 2000 from 21.6% in 1999 due to an increase in the use of subcontractor labor. Gross profit for the site leasing business increased 127.5% in 2000 from 54.1% in 1999. The increased gross profit was due to the substantially greater number of towers owned and the greater average revenue per tower in the 2000 period. The increase in gross margin was due to additional tenants added to our towers and the resulting increase in average revenue per tower, which was greater than the increase in average expenses. As a percentage of total revenues, gross profit increased to 35.4% of total revenues in 2000 from 33.4% in 1999 due primarily to increased levels of higher margin site leasing gross profit.

  Selling, general and administrative expenses increased 40.5% to $27.8 million for 2000 from $19.8 million for 1999. The increase in selling, general and administrative expenses represents the addition of offices, personnel and other infrastructure necessary to support our continued growth, as well as increased developmental expenses associated with our higher levels of new tower builds and acquisition activities. As a percentage of total revenue, selling, general and administrative expenses decreased to 16.6% for 2000 from 22.7% in 1999.

  Depreciation and amortization increased to $34.8 million for 2000 as compared to $16.6 million for 1999. This increase was directly related to the increased amount of fixed assets, primarily towers, we owned in 2000 as compared to 1999.

  Operating loss decreased to $(3.1) million for the year ended 2000 from $(7.3) million in 1999 as a result of the increased gross profit in 2000. Other expense, net, decreased to $(24.6) million for the year ended 2000 from $(26.4) million for the year ended 1999. The decrease is attributable to higher interest income on increased cash balances which more than offset an increase in interest expense. The increase in interest expense is due to increased interest associated with the senior credit facility, amortization of deferred financing charges and original issue discount, partially offset by increased interest capitalization as a result of increased construction activity. The extraordinary item in 1999 of $(1.1) million relates to the write-off of deferred financing fees associated with a prior bank credit agreement. Net loss was $(28.9) million for the year ended 2000 as compared to net loss of $(33.9) million for the year ended 1999.

  Earnings (loss) before interest income, interest expense, other income, income taxes, depreciation and amortization and non-cash compensation expense ("EBITDA") increased 234.2% to $32.0 million for the year ended 2000 from $9.6 million for the year ended 1999. The following table provides a reconciliation of EBITDA to net loss to common shareholders:

                                                    Years ended December 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
                                                         (in thousands)
     EBITDA........................................ $     32,026  $      9,582
     Interest expense, net of amount capitalized...      (30,885)      (27,307)
     Interest income...............................        6,253           881
     (Provision) benefit for income taxes..........       (1,233)          223
     Depreciation and amortization.................      (34,831)      (16,557)
     Other income..................................           68            48
     Non-cash compensation expense.................         (313)         (311)
     Extraordinary item............................          --         (1,150)
     Preferred stock dividend reversal.............          --            733
                                                    ------------  ------------
     Net loss to common shareholders............... $    (28,915) $    (33,858)
                                                    ============  ============

Year Ended 1999 Compared to Year Ended 1998

  Total revenues increased 47.2% to $87.0 million for 1999 from $59.1 million for 1998. Total site development revenue increased 29.7% to $60.6 million in 1999 from $46.7 million in 1998 due to an increase in site development construction revenue, which more than offset a decline in site development consulting revenue. Site development construction revenue increased 121.3% to $42.6 million for 1999 from $19.3 million for 1998, due to the acquisition of Network Services on April 30, 1999 as well as higher levels of activity. Site development consulting revenue decreased 34.6% to $18.0 million for 1999 from $27.4 million for 1998, due primarily to the decreased demand for site acquisition and zoning services from PCS licensees, as well as the increasing acceptance by wireless carriers of outsourced communication site infrastructure through build-to-suit programs where site acquisition and zoning services are provided by the tower owner. Site leasing revenue increased 113.2% to $26.4 million for 1999 from $12.4 million for 1998, due to a substantial number of revenue producing towers added during the period through new builds and acquisitions as well as the addition of new tenants on existing towers.

  Total cost of revenues increased 32.2% to $57.9 million for 1999 from $43.8 million for 1998. Site development cost of revenue increased 25.5% to $45.8 million in 1999 from $36.5 million in 1998 due to higher site development revenues. Site development consulting cost of revenue decreased 43.3% to $12.4 million for 1999 from $21.9 million for 1998, reflecting lower site development consulting revenues. Site development construction cost of revenue increased 128.8% to $33.4 million for 1999 from $14.6 million for 1998, due to higher site development construction revenues which resulted primarily from the acquisition of Network Services. Site leasing cost of revenue increased 66.7% to $12.1 million for 1999 from $7.3 million for 1998, due primarily to the increased number of towers owned. Included in site leasing cost of revenue is an additional expense of approximately $0.2 million relating to estimated obligations in fiscal year 2000 and beyond in connection with leases that were rejected in 1999 as part of the bankruptcy litigation of Conxus.

  Gross profit increased 90.2% to $29.1 million for 1999 from $15.3 million for 1998, due to the increase in both site development gross profit and site leasing gross profit. Gross profit for site development construction services increased 95.7% to $9.2 million for 1999 from $4.7 million for 1998 due to higher revenue. Gross profit for site development consulting services decreased 0.1% to $5.5 million for 1999 from $5.4 million for 1998. The lower gross profit margins experienced in 1999 on site development consulting services were due to more work being performed on a fixed fee basis and the completion of a number of large projects on which we experienced proportionately higher expenses than in the earlier stages of a project. Gross profit for the site leasing business increased 179.3% to $14.3 million for 1999 from $5.1 million for 1998 due primarily to higher revenue but also due to higher gross profit margins earned on towers owned as opposed to the margins earned on our lease/sublease business which contributed most of our 1998 site leasing revenue. As a percentage of total revenues, gross profit increased to 32.9% for 1999 as compared to 25.9% for 1998 due to a greater percentage of gross profit coming from higher margin site leasing revenues.

  Selling, general and administrative expenses increased 8.2% to $19.8 million for 1999 from $18.3 million for 1998 primarily due to the addition of personnel, the expansion of office space and overall increases in operating expenses attributable to the growth in the organization and building of our tower development infrastructure. As a percentage of total revenues, selling, general and administrative expenses decreased to 22.7% for 1999 from 31.0% in 1998.

  Depreciation and amortization increased to $16.6 million for 1999 as compared to $5.8 million for 1998. This increase was directly related to the increased amount of fixed assets, primarily towers, we owned in 1999 as compared to 1998.

  Operating loss decreased to $(7.3) million for 1999 from $(8.8) million for 1998 as a result of the factors discussed above. Other income (expense) increased to $(26.4) million for 1999 from $(12.6) million for 1998. This increase resulted primarily from the full year of interest expense associated with the 12% senior discount notes and higher average credit facility balances in 1999, and less interest income earned in 1999 on cash balances. Net loss was $(33.9) million for 1999, as compared to net loss of $(22.5) million for 1998.

  EBITDA increased to $9.6 million for the year ended 1999 from $(2.4) million for the year ended 1998. The following tables provides a reconciliation of EBITDA to net loss to common shareholders:

                                                    Years ended December 31,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
                                                         (in thousands)
     EBITDA........................................ $      9,582  $     (2,377)
     Interest expense, net of amount capitalized...      (27,307)      (16,907)
     Interest income...............................          881         4,303
     Benefit for income taxes......................          223         1,524
     Depreciation and amortization.................      (16,557)       (5,802)
     Other income (expense)........................           48           (38)
     Non-cash compensation expense.................         (311)         (604)
     Extraordinary item............................       (1,150)          --
     Preferred stock dividend (accrual) reversal...          733        (2,575)
                                                    ------------  ------------
     Net loss to common shareholders............... $    (33,858) $    (22,476)
                                                    ============  ============

LIQUIDITY AND CAPITAL RESOURCES

  SBA Communications Corporation is a holding company with no business operations of its own. Our only significant asset is the outstanding capital stock of our subsidiaries. We conduct all of our business operations through our subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries. Even if we decided to pay a dividend on or make a distribution of the capital stock of our subsidiaries, we cannot assure you that our subsidiaries will generate sufficient cash flow to pay a dividend, distribute funds, pay interest or principal on the 10 1/4% senior notes entered into in 2001, or the 12% senior discount notes or that we will be permitted to pay any dividends under the terms of any new debt facility.

  Net cash provided by operations during the year ended December 31, 2000 was $47.5 million as compared to $23.1 million in 1999. This increase was primarily attributable to the increase in revenues. Net cash used in investing activities for year ended December 31, 2000 was $445.3 million compared to $208.9 million for the year ended December 31, 1999. This increase was primarily attributable to a higher level of tower acquisitions and new build activity in 2000 versus 1999. Net cash provided by financing activities for the year ended December 31, 2000 was $409.6 million compared to $162.1 million for the year ended December 31, 1999. The increase in net cash provided by financing activities in 2000 was attributable to our equity offerings of Class A common stock which closed in February and August 2000, and borrowings under our revolving credit facility.

  Our balance sheet reflected negative working capital of $(27.5) million as of December 31, 2000 and negative working capital of $(20.9) million as of December 31, 1999. This is primarily due to the timing of certain accrued expenses related to our business operations and our use of a revolving credit facility to satisfy short term liquidity needs as opposed to carrying large cash balances.

  In February 2000, we completed an offering of 9.0 million shares of our Class A common stock. We raised gross proceeds of $243.0 million, which produced net proceeds of approximately $229.5 million, after deduction of the underwriting discount and offering expenses. We used $70.5 million of these net proceeds to repay all revolving credit loans under the senior credit facility. Remaining proceeds were used for the construction and acquisition of towers and for general working capital purposes. Additionally, in February 2000 the managing underwriters of the offering exercised and closed on their over-allotment option to purchase an additional 1.4 million shares of our Class A common stock from certain shareholders. We did not receive any proceeds as a result of this exercise.

  In July 2000, we filed a universal shelf registration statement on Form S-3 registering the sale of up to $500.0 million of any combination of the following securities: Class A common stock, preferred stock, debt securities, depositary shares, or warrants. In August 2000, we completed an offering under this universal shelf of 5.8 million shares of our Class A common stock, including shares issued upon the exercise of the over-allotment option. We raised gross proceeds of $247.3 million, which produced net proceeds of approximately $236.0 million, after deduction of the underwriting discount and offering expenses. We used $25.0 million of these net proceeds to repay a portion of the term loans under the senior credit facility. Remaining proceeds were used for the construction and acquisition of towers and general working capital purposes. As of the date of this report, we may issue any combination of the registered securities with an aggregate offering price of up to $252.7 million under this universal shelf registration statement.

  In February 2001, the Company closed on $500.0 million 10 1/4% senior notes due 2009, which produced net proceeds of approximately $484.2 million after deducting offering expenses. The Company used $105.0 million of these proceeds to repay all borrowings under the senior credit facility and terminated the senior credit agreement. On March 16, 2001, the Company used $66.5 million of the remaining proceeds to purchase 203 towers under the TeleCorp agreement. We intend to use approximately $23.6 million of the remaining proceeds to purchase the remaining 72 towers under the TeleCorp agreement and approximately $54.1 million to purchase 173 towers from US Unwired. Remaining proceeds will be used to finance the construction and acquisition of additional towers and related businesses and for general working capital purposes. Interest on these notes is payable on February 1 and August 1 of each year, beginning August 1, 2001. The 10 1/4% senior notes are unsecured and are pari passu in right of payment with the Company's other existing and future senior indebtedness. The 10 1/4% senior notes place certain restrictions on, among other things, the incurrance of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sale of assets, transactions with affiliates, sale and leaseback transactions, certain investments and our ability to merge or consolidate with other entities.

  Our cash capital expenditures for the year ended December 31, 2000 were $445.3 million, and for the year ended December 31, 1999, were $208.9 million. We currently plan to make total cash capital expenditures during the year ending December 31, 2001 of at least $400.0 million to $450.0 million, including up to $175.0 million for the acquisition of up to 548 towers we may acquire from TeleCorp and US Unwired. Substantially all of these planned capital expenditures are expected to be funded by the proceeds of our $500.0 million 10 1/4% senior note offering completed in February 2001, cash on hand and cash flow from operations. The exact amount of our future capital expenditures will depend on a number of factors including acquisition opportunities that become available during the period, the needs of our build-to-suit customers and the availability to us of additional debt or equity capital on acceptable terms. In the event that we do not have sufficient liquidity when an acquisition or construction opportunity arises, we would be required to seek additional debt or equity financing. Failure to obtain any such financing could require us to significantly reduce our planned capital expenditures and scale back the scope of our tower construction activities or acquisitions, either of which could have a material adverse effect on our projected financial condition or results of operations. In addition we may need to refinance all or a portion of our indebtedness (including our 10 1/4% senior notes and our 12% senior discount notes) on, or prior to, scheduled maturity. Our ability to make scheduled payments of principal, or to pay interest on, our debt obligations, and our ability to refinance any such debt obligations (including the 10 1/4% senior notes or the 12% senior discount notes), or to fund planned capital expenditures, will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

  We have on file with the Securities and Exchange Commission shelf registration statements on Form S-4 registering up to a total of 3,000,000 shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services at various locations in the United States. During the year ended December 31, 2000, we issued 723,246 shares of Class A common stock under these registration statements in connection with ten acquisitions. As of December 31, 2000, we had 2,276,754 shares of Class A common stock remaining on these shelf registration statements.

  In addition to the issuance under the shelf registration statements, on September 30, 2000, we issued 400,000 restricted shares of Class A common stock to the former shareholders of Network Services, in accordance with the terms of the acquisition agreement.

  At December 31, 2000, our senior credit facility, as amended, consisted of a $50.0 million term loan and a $225.0 million revolving line of credit. Availability under the senior credit facility was determined by a number of factors, including the number of towers built by us with anchor tenants on the date of completion, the financial performance of our towers, the financial performance of our site development segment, as well as by other financial covenants, financial ratios and other conditions. At December 31, 2000, we had the $50.0 million term loan outstanding under the senior credit facility at a 10.06% variable rate and $25.0 million outstanding under the revolving credit facility at a 10.75% variable rate. In the first quarter of 2001, we used proceeds from the issuance of the 10 1/4% senior notes to repay all amounts outstanding under the senior credit facility, and terminated the facility.

  Accordingly, the Company wrote off deferred financing fees related to the senior credit facility and will record a $4.8 million extraordinary loss in the first quarter of 2001 in connection with the termination of this facility. At December 31, 2000, we had $209.0 million outstanding on our 12% senior discount notes, net of unamortized original issue discount of $60.0 million. The 12% senior discount notes mature on March 1, 2008.

INFLATION

  The impact of inflation on our operations has not been significant to date. However, we cannot assure you that a high rate of inflation in the future will not adversely affect our operating results.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are exposed to certain market risks which are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business, and in some cases relate to our acquisition of related businesses. During the year ended December 31, 2000 we were subject to interest rate risk on our senior credit facility. At December 31, 2000 our fixed rate debt consisted primarily of the accreted balance of the 12% senior discount notes. In the future, we may be subject to increased rate risk on any senior credit facility we may enter into and any other further financings.

  The following table presents the future principal payment obligations and weighted average interest rates associated with our existing long-term debt instruments, assuming our actual level of long-term indebtedness:

                            2001       2002       2003       2004         2005      Thereafter
                         ---------- ---------- ---------- ----------- ------------ ------------
Long-term debt:
 Fixed rate (12.0%).....        --         --         --          --           --  $269,000,000
 Term loan, $50.0
  million, variable rate
  (10.06%
  at December 31, 2000)..       --  $  500,000 $  500,000 $   500,000 $ 48,500,000          --
 Revolving loan,
  variable rate (10.75%
  at December 31,
  2000)................. $2,500,000 $5,000,000 $7,500,000 $10,000,000          --           --
 Notes Payable, variable
  rates (2.9% to 8.8675%
  at December 31,
  2000)................. $  106,222 $   50,176 $ 5550,176 $    25,088          --           --

  Our primary market risk exposure relates to (1) the interest rate risk on long-term and short-term borrowings, (2) our ability to refinance our 12% senior discount notes at maturity at market rates, (3) the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants and (4) the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions. We manage the interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

  In February 2001 the Company closed $500.0 million of its 10 1/4% senior notes due 2009, and used a portion of the proceeds to repay all amounts outstanding under the senior credit facility and terminated the facility.

Senior Discount Note Disclosure Requirements

  The indenture governing our 12% senior discount notes require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries and the disclosure to be made of Tower Cash Flow, as defined in the indenture, for the most recent fiscal quarter and Adjusted Consolidated Cash Flow, as defined in the indenture, for the most recently completed four-quarter period. As of December 31, 2000 we had no unrestricted subsidiaries. Tower cash flow, as defined in the indenture, for the quarter ended December 31, 2000 was $7.8 million. Adjusted Consolidated Cash Flow for the year ended December 31, 2000 was $39.1 million.

Special Note Regarding Forward Looking Statements

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

  . our ability to successfully consummate letters of intent or definitive agreements for newly built towers or acquisitions of existing towers and the resulting effect on our financial operations;

  . our estimate of the amount of capital expenditures for twelve months ending December 31, 2001 that will be required for the construction or acquisition of towers; and

  . our intention to fund capital expenditures for the twelve months ending December 31, 2001 from the net proceeds from our February 2001, 10 1/4% senior note offering, cash on hand and cash flow from operations.

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

  . our ability to maintain and expand our site leasing business and our site development business;

  . our ability to complete construction of new towers on a timely and cost-efficient basis, including our ability to successfully address zoning issues, carrier design changes, changing local market conditions and the impact of adverse weather conditions;

  . our ability to identify and acquire new towers, the ability to obtain third party consents, and the satisfactory resolution of any due diligence review of potential acquisitions;

  .  our ability to retain current lessees on newly acquired towers;

  .  our ability to realize economies of scale for newly acquired towers;

  . the continued dependence on towers by the wireless communications industry;

  . our ability to compete effectively for new tower opportunities and site development services in light of increased competition; and

  . our ability to enter into a new senior credit facility and raise substantial additional financing to expand our tower holdings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial statements and supplementary data for the Company are on pages F-1 through F-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The items required by Part III, Item 10, are incorporated herein by reference from the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed on or before April 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed on or before April 30, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed on or before April 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed on or before April 30, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

  (1) Financial Statements

   See "Item 8. Financial Statements and Supplementary Data" for Financial Statements included with this Annual Report on Form 10-K.

  (2) Financial Statement Schedules

   Report of Independent Certified Public Accountants on Schedule

   Schedule II--Valuation and Qualifying Accounts

   See "Item 8. Financial Statements and Supplementary Data" for Financial Statements Schedules included with this Annual Report on Form 10-K.

  All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.

  (3) Exhibits

 Exhibit
   No.                             Description of Exhibits
 -------                           -----------------------
   3.4   --  Fourth Amended and Restated Articles of Incorporation of SBA
             Communications Corporation.(2)
   3.5   --  Amended and Revised By-Laws of SBA Communications Corporation.(2)
   4.1   --  Indenture, dated as of March 2, 1998, between SBA Communications
             Corporation and State Street Bank and Trust Company, as trustee, relating to $269,000,000 in aggregate principal amount at maturity of 12% Senior Discount Notes due 2008.(1)
   4.3   --  Specimen Certificate of 12% Senior Discount Note due 2008
             (included in Exhibit 4.1)
  10.1   --  SBA Communications Corporation Registration Rights Agreement dated as of March 5, 1997, among the Company, Steven E. Bernstein,
             Ronald G. Bizick, II and Robert Grobstein.(1)
  10.1   --  SBA Communications Corporation Registration Rights Agreement dated as of March 6 1997, among the Company and the Preferred
             Shareholders, as defined therein.(1)
  10.8   --  Agreement and Plan of Merger, dated as of March 31, 1999, between the Company, Com-Net Construction Services, Inc., Daniel J.
             Eldridge and Eldridge Family Limited Partnership.(2)
  10.81  --  First Amendment to Agreement and Plan of Merger, dated as of April
             30, 1999 between the Company, Com-Net Construction Services Inc.,
             Daniel J. Eldridge and Eldridge Family Limited Partnership.(2)
  10.9   --  Purchase Agreement dated as of March 31, 1999, between the
             Company, Com-Net Development Group, LLC., Daniel J. Eldridge and
             Tammy W. Eldridge.(2)
  10.91  --  First Amendment to Purchase Agreement, dated as of April 30, 1999, between the Company, Com-Net Development Group, LLC., Daniel J.
             Eldridge and Tammy W. Eldridge.(2)
  10.10  --  Employment Agreement dated as of January 1, 1997, between the
             Company and Ronald G. Bizick, II.(1)
  10.12  --  Employment Agreement dated as of March 14, 1997, between the
             Company and Jeffrey A. Stoops.(1)
  10.15  --  Employment Agreement dated as of June 15, 1998, between the
             Company and Michael N. Simkin.(1)
  10.22  --  Agreement to Build to Suit and to Lease, dated as of October 30,
             1998, by and among BellSouth Personal Communications, Inc., for itself and as general partner of BellSouth Carolinas PCS, L.P.,
             SBA Towers, Inc. and SBA, Inc.(2)
  10.23  --  1996 Stock Option Plan.(2)
  10.24  --  1999 Equity Participation Plan.(2)
         --  1999 Stock Purchase Plan.(2)
  10.26  --  Second Amended and Restated Credit Agreement dated as of December
             16, 1999, by and among SBA Communications Corporation, SBA
             Telecommunications, Inc., the several banks and financial
             institutions or entities from time to time parties thereto, Lehman
             Brothers, Inc., General Electric Capital Corporation, Toronto
             Dominion (Texas), Inc., Barclays Bank PLC, and Lehman Commercial
             Paper, Inc.(3)
  10.27  --  Incentive Stock Option Agreement, dated as of September 5, 2000, between SBA Communications Corporation and Thomas P. Hunt.
  10.28  --  Restricted Stock Agreement, dated as of September 5, 2000, between
             SBA Communications Corporation and Thomas P. Hunt.

 Exhibit
   No.                             Description of Exhibits
 -------                           -----------------------
  10.29  --  Employment Agreement dated as of September 5, 2000, between the
             Company and Thomas P. Hunt.
  10.30  --  Purchase Agreement, dated as of September 15, 2000, by and among
             TeleCorp Realty, LLC, TeleCorp Puerto Rico Realty, Inc., TeleCorp
             Communications, Inc., SBA Towers, Inc. and SBA Telecommunications,
             Inc.
  10.31  --  Asset Purchase Agreement, dated as of December 18, 2000, by and between Louisiana Unwired L.L.C. and SBA Properties, Inc.
  21     --  Subsidiaries.
  23.1   --  Consent of Arthur Andersen LLP.

--------
(1) Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration no. 333-50219).
(2) Incorporated by reference to the Registration Statement on Form S-1 previously filed by the Registrant (Registration no. 333-76547).
(3) Incorporated by reference to the Registration Statement on Form S-3 previously filed by the Registrant (Registration no. 333-94175).

  (b) Reports on Form 8-K:

  (1) The Company filed a report on Form 8-K on October 17, 2000. In this report, the Company reported, under Item 5, certain operational results. Under
Item 7, the Company included the related press release.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boca Raton, State of Florida on March 30, 2001.

                                          SBA COMMUNICATIONS CORPORATION

                                                  /s/ Steven E. Bernstein
                                          By: _________________________________
                                                    Steven E. Bernstein
                                                  Chairman of the Board of
                                             Directors Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                        Title                 Date
             ---------                        -----                 ----

      /s/ Steven E. Bernstein       Chairman of the Board of   March 30, 2001
 _________________________________   Directors,
        Steven E. Bernstein          Chief Executive Officer
                                     (Principal Executive
                                     Officer)

       /s/ Jeffrey A. Stoops        President and Director     March 30, 2001
 _________________________________   (Principal Executive
         Jeffrey A. Stoops           Officer)

          /s/ John Marino           Chief Financial Officer    March 30, 2001
 _________________________________   (Principal Financial
            John Marino              Officer)

        /s/ Pamela J. Kline         Chief Accounting Officer   March 30, 2001
 _________________________________   (Principal Accounting
          Pamela J. Kline            Officer)

      /s/ Donald B. Hebb, Jr.       Director                   March 30, 2001
 _________________________________
        Donald B. Hebb, Jr.

        /s/ C. Kevin Landry         Director                   March 30, 2001
 _________________________________
          C. Kevin Landry

        /s/ Robert S. Picow         Director                   March 30, 2001
 _________________________________
          Robert S. Picow

       /s/ Richard W. Miller        Director                   March 30, 2001
 _________________________________
         Richard W. Miller


                                  COMPANY NAME

                                 Month 00, 1989
                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                               Table of Contents

Report of Independent Certified Public Accountants.......................  F-1
Consolidated Balance Sheets as of December 31, 2000 and 1999.............  F-2
Consolidated Statements of Operations for the years ended December 31,
 2000, 1999, and 1998....................................................  F-3
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1998, 1999, and 2000.................................  F-4
Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999, and 1998....................................................  F-5
Notes to Consolidated Financial Statements...............................  F-7
Report of Independent Certified Public Accountants on Schedule........... F-20
Valuation and Qualifying Accounts........................................ F-21

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To SBA Communications Corporation:

  We have audited the accompanying consolidated balance sheets of SBA Communications Corporation (a Florida corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SBA Communications Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

West Palm Beach, Florida,
February 20, 2001 (except with
 respect to the matters
 discussed in Note 16, as to
 which the date is March 16,
 2001).

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                             December 31, 2000 December 31, 1999
                                             ----------------- -----------------
                  ASSETS
Current assets:
  Cash and cash equivalents................    $ 14,980,046      $  3,130,912
  Accounts receivable, net of allowances of
   $2,117,344 and $785,299
   in 2000 and 1999, respectively..........      47,704,256        22,644,777
  Prepaid and other current assets.........       5,968,475         4,946,561
  Costs and estimated earnings in excess of
   billings on uncompleted contracts.......      13,583,513         2,888,963
                                               ------------      ------------
     Total current assets..................      82,236,290        33,611,213
Property and equipment, net................     765,814,824       338,891,513
Intangible assets, net.....................      83,386,959        53,616,887
Other assets...............................      17,380,027         3,703,613
                                               ------------      ------------
     Total assets..........................    $948,818,100      $429,823,226
                                               ============      ============
   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................    $ 76,944,232      $ 40,655,950
  Accrued expenses.........................      13,503,843         6,094,669
  Current portion--notes payable...........       2,606,222            50,176
  Due to shareholder.......................             --          2,500,000
  Billings in excess of costs and estimated
   earnings on uncompleted contracts.......       5,942,241         1,600,981
  Other current liabilities................      10,714,397         3,654,584
                                               ------------      ------------
     Total current liabilities.............     109,710,935        54,556,360
                                               ------------      ------------
Long-term liabilities:
  Deferred tax liabilities, net............      18,444,566         7,950,454
  Senior discount notes payable............     209,041,552       186,041,542
  Notes payable............................      72,625,440       132,175,616
  Other long-term liabilities..............         835,276           517,007
                                               ------------      ------------
     Total long-term liabilities...........     300,946,834       326,684,619
                                               ============      ============
Commitments and contingencies (see Note 13)
Shareholders' equity:
  Common stock-Class A par value $.01
   (100,000,000 shares authorized),
   40,989,044 and 21,546,737 shares issued
   and outstanding in 2000 and 1999,
   respectively............................         409,890           215,467
  Common stock-Class B par value $.01
   (8,100,000 shares authorized), 5,455,595
   and 7,644,264 shares issued and
   outstanding in 2000 and 1999,
   respectively............................          54,556            76,443
  Additional paid-in capital...............     627,370,391       109,049,538
  Accumulated deficit......................     (89,674,506)      (60,759,201)
                                               ------------      ------------
     Total shareholders' equity............     538,160,331        48,582,247
                                               ============      ============
     Total liabilities and shareholders'
      equity...............................    $948,818,100      $429,823,226
                                               ============      ============

  The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                         For the years ended December 31,
                                      ----------------------------------------
                                          2000          1999          1998
                                      ------------  ------------  ------------
Revenues:
 Site development.................... $115,892,303  $ 60,569,614  $ 46,704,641
 Site leasing........................   52,013,366    26,423,121    12,396,268
                                      ------------  ------------  ------------
   Total revenues....................  167,905,669    86,992,735    59,100,909
                                      ------------  ------------  ------------
Cost of revenues (exclusive of
 depreciation and amortization shown
 below):
 Cost of site development............   88,892,376    45,804,553    36,499,980
 Cost of site leasing................   19,501,959    12,133,678     7,280,786
                                      ------------  ------------  ------------
   Total cost of revenues............  108,394,335    57,938,231    43,780,766
                                      ------------  ------------  ------------
   Gross profit......................   59,511,334    29,054,504    15,320,143
Operating expenses:
 Selling, general and
  administrative.....................   27,798,589    19,783,547    18,302,226
 Depreciation and amortization.......   34,831,394    16,556,533     5,802,090
                                      ------------  ------------  ------------
   Total operating expenses..........   62,629,983    36,340,080    24,104,316
                                      ------------  ------------  ------------
   Operating loss....................   (3,118,649)   (7,285,576)   (8,784,173)
Other income (expense):
 Interest income.....................    6,253,015       881,338     4,303,277
 Interest expense, net of capitalized
  interest...........................   (4,878,327)   (5,244,373)   (1,196,544)
 Non-cash amortization of original
  issue discount and debt issuance
  costs..............................  (26,006,270)  (22,063,495)  (15,710,370)
 Other...............................       68,191        47,912       (37,591)
                                      ------------  ------------  ------------
   Total other expense...............  (24,563,391)  (26,378,618)  (12,641,228)
                                      ------------  ------------  ------------
   Loss before (provision) benefit
    for income taxes and
    extraordinary item...............  (27,682,040)  (33,664,194)  (21,425,401)
(Provision) benefit for income
 taxes...............................   (1,233,265)      222,656     1,524,306
                                      ------------  ------------  ------------
   Net loss before extraordinary
    item.............................  (28,915,305)  (33,441,538)  (19,901,095)
Extraordinary item, write-off of
 deferred financing fees.............          --     (1,149,954)          --
                                      ------------  ------------  ------------
   Net loss..........................  (28,915,305)  (34,591,492)  (19,901,095)
Dividends on preferred stock.........          --        733,403    (2,575,000)
                                      ------------  ------------  ------------
   Net loss to common shareholders... $(28,915,305) $(33,858,089) $(22,476,095)
                                      ============  ============  ============
Basic and diluted loss per common
 share before
 extraordinary item.................. $      (0.70) $      (1.71) $      (2.64)
Extraordinary item...................          --          (0.06)          --
                                      ------------  ------------  ------------
Basic and diluted loss per common
 share............................... $      (0.70) $      (1.77) $      (2.64)
                                      ============  ============  ============
Basic and diluted weighted average
 number of shares of common stock....   41,156,312    19,156,027     8,526,052
                                      ============  ============  ============

  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                       Common Stock
                          ---------------------------------------
                                Class A            Class B          Additional
                          ------------------- -------------------    Paid-In     Accumulated
                            Number    Amount    Number    Amount     Capital       Deficit        Total
                          ---------- -------- ----------  -------  ------------  ------------  ------------
BALANCE , December
 31,1997................         --  $    --   8,075,000  $80,750  $        --   $ (4,425,017) $ (4,344,267)
Exercise of stock
 options................     775,961    7,760        --       --         37,316           --         45,076
Issuance of common stock
 as executive
 compensation...........     104,961    1,049        --       --        504,005           --        505,054
Non-cash compensation
 adjustment.............         --       --         --       --        174,810           --        174,810
Net loss................         --       --         --       --            --    (19,901,095)  (19,901,095)
Preferred stock
 dividends..............         --       --         --       --            --     (2,575,000)   (2,575,000)
                          ---------- -------- ----------  -------  ------------  ------------  ------------
BALANCE, December 31,
 1998...................     880,922    8,809  8,075,000   80,750       716,131   (26,901,112)  (26,095,422)
Initial public offering
 of common stock, net of
 issuance costs.........  11,300,000  113,000        --       --     93,519,852           --     93,632,852
Non-cash compensation
 adjustment.............         --       --         --       --        311,265           --        311,265
Preferred stock
 dividends..............         --       --         --       --            --     (1,345,500)   (1,345,500)
Preferred stock
 conversion/redemption..   8,050,000   80,500        --       --        (80,500)    2,078,903     2,078,903
Shares received for
 repayment of
 shareholder loan.......          --       --   (430,736)  (4,307)   (3,872,319)          --     (3,876,626)
Common stock issued in
 connection with
 acquisitions...........   1,100,000   11,000        --       --     17,689,000           --     17,700,000
Exercise of employee
 stock options/common
 stock issued in
 connection with
 employee stock purchase
 plan...................     215,815    2,158        --       --        766,109           --        768,267
Net loss................         --       --         --       --            --    (34,591,492)  (34,591,492)
                          ---------- -------- ----------  -------  ------------  ------------  ------------
BALANCE, December 31,
 1999...................  21,546,737  215,467  7,644,264   76,443   109,049,538   (60,759,201)   48,582,247
Offering of common
 stock, net of issuance
 costs..................  14,750,000  147,500        --       --    464,896,249           --    465,043,749
Common stock issued in
 connection with
 acquisitions...........   1,123,246   11,232        --       --     48,761,658           --     48,772,890
Non-cash compensation
 adjustment.............         --       --         --       --        312,788           --        312,788
Exercise of employee
 stock options/common
 stock issued in
 connection with
 employee stock purchase
 plan...................   1,003,005   10,030        --       --      4,353,932           --      4,363,962
Issuance of restricted
 stock..................      20,000      200        --       --           (200)          --            --
Conversion of Class B to
 Class A................   2,188,669   21,887 (2,188,669) (21,887)          --            --            --
Exercise of warrants....     357,387    3,574        --       --         (3,574)          --            --
Net loss................         --       --         --       --            --    (28,915,305)  (28,915,305)
                          ---------- -------- ----------  -------  ------------  ------------  ------------
BALANCE, December 31,
 2000...................  40,989,044 $409,890  5,455,595  $54,556  $627,370,391  $(89,674,506) $538,160,331
                          ========== ======== ==========  =======  ============  ============  ============

  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        For the years ended December 31,
                                     -----------------------------------------
                                         2000           1999          1998
                                     -------------  ------------  ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss........................... $( 28,915,305) $(34,591,492) $(19,901,095)
 Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
 Depreciation and amortization......    34,831,394    16,556,533     5,802,090
 Provision for doubtful accounts....     1,663,174       492,101       282,463
 Provision for deferred taxes.......           --            --       (141,061)
 Non-cash amortization of original
  issue discount and debt issuance
  costs.............................    26,006,270    22,063,495    15,829,460
 Non-cash compensation expense......       312,788       311,265       174,810
 Interest on shareholder notes......           --        (91,858)     (223,462)
 Write-off of deferred financing
  fees..............................           --      1,149,954           --
 Changes in operating assets and
  liabilities:
  (Increase) decrease in-
   Accounts receivable..............   (25,193,131)   (3,623,719)   (1,863,999)
   Prepaid and other current
    assets..........................      (929,465)    1,531,234    (4,998,412)
   Costs and estimated earnings in
    excess of billings on
    uncompleted contracts...........   (10,029,079)   (1,422,186)     (480,736)
   Other assets.....................   (14,478,524)   (4,169,648)   (5,970,258)
  Increase (decrease) in:
   Accounts payable.................    35,341,548    22,314,456    12,264,937
   Accrued expenses.................     7,054,520     1,237,401     1,439,836
   Deferred tax liabilities.........    10,494,112       (36,728)    4,147,248
   Other current liabilities........     7,378,082       603,745     1,518,096
   Other long-term liabilities......           --            --        381,567
   Billings in excess of costs and
    estimated earnings on
    uncompleted contracts...........     3,979,951       809,136      (790,162)
                                     -------------  ------------  ------------
   Total adjustments................    76,431,640    57,725,181    27,372,417
                                     -------------  ------------  ------------
   Net cash provided by operating
    activities......................    47,516,335    23,133,689     7,471,322
                                     -------------  ------------  ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Tower acquisitions, net of cash
  received and other capital
  expenditures......................  (445,280,127) (208,870,025) (138,123,784)
                                     -------------  ------------  ------------
   Net cash used in investing
    activities......................  (445,280,127) (208,870,025) (138,123,784)
                                     -------------  ------------  ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds of common stock offerings,
  net of issuance costs.............   465,043,749    93,632,852           --
 Proceeds from notes payable, net of
  financing fees....................    11,000,000   173,573,876    28,500,000
 Repayment on notes payable.........   (70,794,785)  (73,026,087)  (21,593,054)
 Proceeds from senior discount notes
  payable, net of
  financing fees....................           --            --    143,829,239
 Issuance of common stock...........           --            --        505,054
 Proceeds from exercise of stock
  options and employee stock
  purchase plan.....................     4,363,962       768,267        45,075
 Redemption of Series A redeemable
  preferred stock...................           --    (32,824,930)          --
                                     -------------  ------------  ------------
 Net cash provided by financing
  activities........................   409,612,926   162,123,978   151,286,314
                                     -------------  ------------  ------------
 Net increase (decrease) in cash and
  cash equivalents..................    11,849,134   (23,612,358)   20,633,852

                                                                     (continued)

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                        For the years ended December 31,
                                      ----------------------------------------
                                          2000          1999          1998
                                      ------------  ------------   -----------
CASH AND CASH EQUIVALENTS:
 Beginning of year...................    3,130,912    26,743,270     6,109,418
                                      ------------  ------------   -----------
 End of year......................... $ 14,980,046  $  3,130,912   $26,743,270
                                      ============  ============   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid during the year for:
 Interest, including amounts
  capitalized........................ $  8,411,348  $  5,940,096   $   423,302
                                      ============  ============   ===========
 Taxes............................... $  1,995,863  $    665,622   $ 2,378,510
                                      ============  ============   ===========
NON-CASH ACTIVITIES:
 Accrual (reversal) of dividends on
  Series A redeemable
  preferred stock....................  $       --    $  (733,403)   $2,575,000
                                      ============  ============   ===========
 Note receivable--shareholder........ $        --   $  3,876,626   $       --
                                      ============  ============   ===========
 Exchange of Series B preferred stock
  for common stock................... $        --   $     80,500   $       --
                                      ============  ============   ===========
ACQUISITION SUMMARY:
 Assets acquired..................... $ 63,049,041  $ 32,281,360   $       --
 Liabilities assumed................. $ (2,197,157) $ (6,666,726)  $       --
 Common stock issued................. $(48,772,890) $(17,700,000)  $       --


  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

  SBA Communications Corporation (the "Company" or "SBA") was incorporated in the State of Florida in March, 1997. The Company holds all of the outstanding capital stock of SBA Telecommunications, Inc. ("Telecommunications"). Telecommunications holds all of the capital stock of SBA Towers, Inc. ("Towers"), SBA, Inc., SBA Leasing, Inc., and SBA Network Services, Inc. ("Network Services" f/k/a Com-Net Construction Services, Inc.). These companies own all of the outstanding capital stock of certain other tower and construction companies.

  Towers and its subsidiaries own and operate transmission towers in various parts of the United States. Space on these towers is leased primarily to wireless communications carriers.

  SBA, Inc. provides comprehensive turnkey services for the telecommunications industry in the areas of site development services for wireless carriers. Site development services provided by SBA, Inc. include site identification and acquisition, contract and title administration, zoning and land use permitting, construction management and microwave relocation.

  SBA Leasing, Inc. ("Leasing") leases antenna tower sites from owners and then subleases such sites to wireless telecommunications providers.

  Network Services and its subsidiaries are engaged in the construction and repair of transmission towers, including hanging of antennae, cabling and associated tower components.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements is as follows:

  a. Basis of Consolidation

  The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  b. Use of Estimates

  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management include the allowance for doubtful accounts receivable, the costs and revenue relating to the Company's site development and construction contracts, valuation allowance on deferred tax assets, and the economic useful lives of towers. Actual results could differ from those estimates.

  c. Cash and Cash Equivalents

  The Company classifies as cash and cash equivalents all interest-bearing deposits or investments with original maturities of three months or less, and highly liquid short-term commercial paper.

  d. Property and Equipment

  Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Maintenance and repair items are expensed as incurred.

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

  Interest is capitalized in connection with the construction of towers. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Approximately $3.5 million and $1.6 million of interest cost was capitalized in 2000 and 1999, respectively.

  e. Intangible Assets

  Intangible assets are comprised of costs paid in excess of the fair value of assets acquired ("Goodwill") and amounts paid related to covenants not to compete, deferred financing fees and deferred lease costs. Goodwill is being amortized over periods which range from 7 to 40 years. The covenants not to compete are being amortized over the terms of the contracts, which range from 1 to 10 years. Amortization expense was $3.6 million, $1.1 million and $0.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. Accumulated amortization totaled approximately $5.0 million and $1.4 million at December 31, 2000 and 1999.

  f. Deferred Financing Fees

  Financing fees related to the issuance of long-term debt and the 12% senior discount notes, and the related original issue discount on the 12% senior discount notes, have been deferred and are being amortized using a method that approximates the effective interest rate method over the length of indebtedness to which they relate.

  g. Deferred Lease Costs

  The Company defers certain initial direct costs associated with new leases and amortizes these costs over the initial lease term, generally five years. Total costs deferred were approximately $1.1 million in both 2000 and 1999.

  h. Impairment of Long-Lived Assets

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

  The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of intangible assets or whether the remaining balance of intangible assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the intangible assets in assessing whether an impairment occurred. The Company measures impairment loss as the amount by which the carrying amount of the asset exceeds the fair value of the assets.

  i. Fair Value of Financial Instruments

  The carrying value of the Company's financial instruments, which includes cash and cash equivalents, accounts receivable, prepaid expenses, notes receivable, accounts payable, accrued expenses and notes payable, approximates fair value due to the short maturity of those instruments. The Company's 12% senior discount notes are publicly traded and were trading based on an 11.81% yield at December 31, 2000, indicating a fair value of the notes of approximately $211.2 million. The carrying value of the discount notes is approximately $209.0 million at December 31, 2000.

  j. Revenue Recognition

  Revenue from tower leasing is recorded monthly on a straight-line basis over the life of the related lease agreements. Revenue for Leasing is recorded on a monthly basis at billed contractual amounts. Rental amounts received in advance are recorded in other liabilities.

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

  Site development projects in which the Company performs consulting services include contracts on a time and materials basis or a fixed price basis. Time and materials based contracts are billed at contractual rates as the services are rendered. For those site development contracts in which the Company performs work on a fixed price basis, site development billing (and revenue recognition) is based on the completion of agreed upon phases of the project on a per site basis. Upon the completion of each phase on a per site basis, the Company recognizes the revenue related to that phase. Revenue related to services performed on uncompleted phases of site development projects was not recorded by the Company at the end of the reporting periods presented as it was not material to the Company's results of operations. Any estimated losses on a particular phase of completion are recognized in the period in which the loss becomes evident. Site development projects generally take from 3 to 12 months to complete.

  Revenue from construction projects is recognized on the percentage-of-completion method of accounting, determined by the percentage of cost incurred to date compared to management's estimated total anticipated cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contracts nears completion. The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents expenses incurred and revenues recognized in excess of amounts billed. The liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.
  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's revenue recognition policy is in accordance with the provisions of SAB 101. Adoption of the provisions of SAB 101 did not have a material impact on the Company's consolidated financial position.

  Costs of site development project revenue and construction revenue include all direct material costs, salaries and labor costs, including payroll taxes, subcontract labor, vehicle expense and other costs directly related to the projects. All costs related to site development projects and construction projects are recognized as incurred. Costs of site leasing revenue include rent, maintenance and other tower expenses. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined to be probable.

  k. Selling, General and Administrative Expenses

  Selling, general and administrative expenses represent those costs incurred which are related to the administration or management of the Company. Also included in this category are corporate development expenses which represent costs incurred in connection with proposed acquisitions, and new build activities where a capital asset is not produced, and expansion of the customer base. The above costs are expensed as incurred.

  l. Income Taxes

  The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the Company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the Company's consolidated financial statements. Deferred tax liabilities and assets are determined based on the temporary differences between the consolidated financial statements carrying amounts and the tax base of assets and liabilities, using enacted tax rates in the years in which the temporary

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES differences are expected to reverse. In assessing the likelihood of utilization of existing deferred tax assets, management has considered historical results of operations and the current operating environment.

  m. Reclassifications

  Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to the 2000 presentation.

  n. Loss Per Share

  Basic and diluted loss per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. The Company has potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computations are the same for all periods presented. There were 3.1 million, 3.2 million and 1.7 million options outstanding at December 31, 2000, 1999 and 1998, respectively. The computation of basic and fully diluted loss per share is as follows:

                                         For the years ended December 31,
                                      ----------------------------------------
                                          2000          1999          1998
                                      ------------  ------------  ------------
   Net loss before extraordinary
    item............................  $(28,915,305) $(33,441,538) $(19,901,095)
   Preferred stock dividend.........           --        733,403    (2,575,000)
                                      ------------  ------------  ------------
   Loss to common stockholders......   (28,915,305)  (32,708,135)  (22,476,095)
   Weighted average number of shares
    outstanding.....................    41,156,312    19,156,027     8,526,052
   Loss per share...................  $      (0.70) $      (1.71) $      (2.64)

  o. Comprehensive Income

  During the years ended December 31, 2000, 1999 and 1998, the Company did not have any changes in its equity resulting from non-owner sources and accordingly, comprehensive income was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

3. CURRENT ACCOUNTING PRONOUNCEMENTS

  In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133. SFAS 133 established accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133 and amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. The Company has elected to defer the adoption of both SFAS 133 and SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of SFAS No. 133," until fiscal 2001. The Company adopted SFAS 138 on January 1, 2001 and there was not a significant impact from the adoption.

  In February 2001, the FASB issued a revised Exposure Draft entitled "Business Combinations and Intangibles Assets -- Accounting for Goodwill." This Exposure Draft, if adopted as proposed, would eliminate the amortization of goodwill against earnings. Instead, it would be written down against earnings only in the periods in which the recorded value of the goodwill is more than its fair value. The FASB is expected to issue a final statement on business combinations and intangible assets in 2001. The adoption of this statement, if issued as proposed, would not have a material impact on our consolidated results of operations.

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

  In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 ("Opinion 25"). FIN 44 clarifies
(a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was generally effective July 1, 2000, and the effects of applying FIN 44 are recognized on a prospective basis from that date. In fiscal year 2000, FIN 44 did not have a material impact on our consolidated financial position, results of operations or cash flow.

4. ACQUISITIONS

  On April 30, 1999, the Company acquired all of the issued and outstanding stock of Network Services and issued 780,000 shares of its Class A common stock to the former shareholders of Network Services. The former shareholders of Network Services received $2.5 million in cash and 320,000 additional shares of the Company's Class A common stock in 1999 and an additional 400,000 shares of the Company's Class A common stock in 2000, as certain targets were met. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over a period of 15 years.

  During 2000, the Company acquired 448 towers and related assets from various sellers, all of which were individually insignificant to the Company. The aggregate purchase price for these acquisitions for the year ended December 31, 2000 was $174.5 million, which was paid from proceeds from borrowings, equity offerings, cash provided from operations and cash on hand. The historical results of operations of the assets acquired are not material in relation to the Company's consolidated financial statements; accordingly, pro forma financial information has not been presented for 2000.

  During 1999, the Company completed 40 acquisitions consisting of 231 towers and related assets from various sellers, all of which were individually insignificant to the Company. The aggregate purchase price for these acquisitions for the year ended December 31, 1999 was $80.9 million, which was paid from cash on hand.

  All acquisitions occurring in 2000 and 1999 were accounted for using the purchase method of accounting. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions.

  The unaudited pro-forma results for 1999 have been prepared for comparative purposes only and include certain pro-forma adjustments, such as additional amortization expense as a result of goodwill as if the transactions occurred at the beginning of 1999. The pro-forma results do not purport to be indicative of results that would have occurred had the combination been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

                                                            For the year ended
                                                            December 31, 1999
                                                            ------------------
   Unaudited pro forma revenues............................    $100,556,580
                                                               ============
   Unaudited pro forma net loss............................    $(34,671,567)
                                                               ============
   Unaudited pro forma basic and diluted loss per common
    share..................................................    $      (1.77)
                                                               ============

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

5. CONCENTRATION OF CREDIT RISK

  The Company's credit risks consist primarily of accounts receivable with national and local wireless communications providers and federal and state government agencies. The Company performs periodic credit evaluations of its customers' financial condition and provides allowances for doubtful accounts as required based upon factors surrounding the credit risk of specific customers, historical trends and other information. Following is a list of significant customers and the percentage of total revenue derived from such customers:

                                               For the years ended December 31,
                                               ------------------------------------
                                                     2000         1999    1998
                                               ----------------- ------------------
                                                        (% of revenue)
   Sprint ....................................       10.7           17.3    34.0
   Bell South.................................    less than 10.0    12.3    19.3
   Pacific Bell Mobile Systems................    less than 10.0     0.9    10.7

  Our site development consulting, site development construction and site leasing segments derive revenue from these customers.

6. PROPERTY AND EQUIPMENT

  Property and equipment, consists of the following:

                                    Estimated
                                   useful lives    As of December 31,
                                   ------------ --------------------------
                                                    2000            1999
                                     (Years)    ------------  -----------------
   Towers........................       15      $721,360,967  $329,046,558
   Construction in process.......                 69,012,222    18,648,109
   Furniture, equipment and
    vehicles.....................      2- 7       19,497,128     7,547,827
   Buildings and improvements....      5-26          624,659       596,676
   Land..........................                 10,013,526     6,664,178
                                                ------------  ------------
                                                 820,508,502   362,503,348
   Less: accumulated depreciation
    and amortization.............                (54,693,678)  (23,611,835)
                                                ------------  ------------
   Property and equipment, net...               $765,814,824  $338,891,513
                                                ============  ============

  Construction in process represents costs incurred related to towers which are under development and will be used in the Company's operations.

7. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

  Costs and estimated earnings on uncompleted contracts consist of the following:

                                                         As of December 31,
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
   Costs incurred on uncompleted contracts............ $48,060,291  $11,259,511
   Estimated earnings.................................   9,940,359    2,830,072
   Billings to date................................... (50,359,378) (12,801,601)
                                                       -----------  -----------
                                                       $ 7,641,272  $ 1,287,982
                                                       ===========  ===========

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

  These amounts are included in the accompanying consolidated balance sheet under the following captions:

                                                         As of December 31,
                                                       -----------------------
                                                          2000         1999
                                                       -----------  ----------
   Costs and estimated earnings in excess of billings
    on uncompleted contracts.........................  $13,583,513  $2,888,963
   Billings in excess of costs and estimated
    earnings.........................................   (5,942,241) (1,600,981)
                                                       -----------  ----------
                                                       $ 7,641,272  $1,287,982
                                                       ===========  ==========

8. CURRENT AND LONG-TERM DEBT

  Current and long-term debt consists of the following:

                                                       As of December 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
   Senior credit facility term loans, interest at
    variable rates (10.06% at December 31, 2000),
    quarterly installments basedon reduced
    availability beginning March 31, 2002,
    maturing December 31, 2005....................  $ 50,000,000  $ 75,000,000
   Senior credit facility revolving loan, interest
    at a variable rate (10.75% at December 31,
    2000), quarterly installments based on reduced
    availability beginning March 31, 2001,
    maturing December 31, 2004....................    25,000,000    57,000,000
   12% senior discount notes, net of unamortized
    original issue discount of $59,958,448 at
    December 31, 2000, and $82,958,458 at December
    31, 1999, unsecured, cash interest payable
    semi-annually in arrears beginning September
    1, 2003, balloon principal payment of
    $269,000,000 due on March 1, 2008.............   209,041,552   186,041,542
   Notes payable, varying rates (2.9% to 8.8675%
    at December 31, 2000) ........................       231,662       225,792
                                                    ------------  ------------
                                                     284,273,214   318,267,334
   Less: current maturities.......................    (2,606,222)      (50,176)
                                                    ------------  ------------
   Long-term debt.................................  $281,666,992  $318,217,158
                                                    ============  ============

 Senior Credit Facility

  On February 5, 1999, the Company, through Telecommunications, entered into a new credit facility (the "senior credit facility") with a syndicate of lenders which replaced and superceded in its entirety the Credit Agreement described below. The senior credit facility originally consisted of a $25.0 million term loan, which was fully funded at closing, and a $100.0 million revolving line of credit. The revolving line of credit was increased to $150.0 million on March 8, 1999 after receiving the requisite consents from the holders of the 12% senior discount notes (the "Notes"). The Company amended the indenture governing the Notes to increase one of the categories of permitted indebtedness from $125.0 million to $175.0 million. The senior credit facility also provides for letter of credit availability. On December 16, 1999, after receiving the requisite consents from the

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES holders of the Notes, the Company amended the indenture governing the Notes to increase one of the categories of indebtedness from $175.0 million to $300.0 million. Simultaneously, Telecommunications amended and restated its existing senior credit facility and received commitments to expand total amounts available under the senior credit facility to $300.0 million. The term loan portion of the senior credit facility was increased to $75.0 million and was fully funded at closing. The revolving loan portion of the senior credit facility was increased to $225.0 million.

  Availability under the senior credit facility was determined by a number of factors, including number of towers built by the Company with anchor tenants on the date of completion, the financial performance of the Company's towers, site development and construction segments, as well as by other financial covenants, financial ratios and other conditions. The initial term loan of $25.0 million and the $225.0 million revolving loan were to mature December 31, 2004 with amortization pursuant to a schedule and reduced availability beginning March 31, 2001. The additional term loan of $50.0 million was to mature December 31, 2005 with amortization pursuant to a schedule and reduced availability beginning March 31, 2002. Borrowings under the senior credit facility were to bear interest at the EURO rate plus a margin ranging from 2.25% to 3.50% (determined by a leverage ratio) or "base rate" (as defined in the senior credit facility) plus a margin ranging from 1.25% to 2.50% (determined by a leverage ratio). The senior credit facility was secured by substantially all of the assets of Telecommunications and its direct and indirect subsidiaries, required Telecommunications to maintain certain financial covenants, and placed restrictions on, among other things, the incurrence of debt and liens, dispositions of assets, transactions with affiliates and certain investments.

  Subsequent to December 31, 2000 the Company borrowed an additional $30.0 million under the senior credit facility. In addition, subsequent to December 31, 2000 the Company used proceeds from our $500.0 million 10% senior note offering (see Note 16) completed in February 2001, to repay all amounts outstanding under the senior credit facility, and terminated the facility. Accordingly, the Company wrote off deferred financing fees related to the senior credit facility and will record a $4.8 million extraordinary loss in connection with the termination of this facility in the first quarter of 2001.

 12% Senior Discount Notes

  In March, 1998, the Company closed on $269.0 million 12% senior discount notes due March 1, 2008. The issuance of the Notes netted approximately $150.2 million in proceeds to the Company. The Notes will accrete in value until March 1, 2003 at which time they will have an aggregate principal amount of $269.0 million. Thereafter, interest will accrue on the Notes and will be payable in cash semi-annually in arrears on March 1 and September 1, commencing September 1, 2003. Proceeds from the Notes were used to acquire and construct telecommunications towers as well as for general working capital purposes.

  The 12% senior discount notes contain numerous restrictive covenants, including but not limited to covenants that restrict the Company's ability to incur indebtedness, pay dividends, create liens, sell assets and engage in certain mergers and acquisitions. The ability of the Company to comply with the covenants and other terms of the 12% senior discount notes and to satisfy its respective debt obligations will depend on the future operating performance of the Company. In the event the Company fails to comply with the various covenants contained in the 12% senior discount notes it would be in default thereunder, and in any such case, the maturity of a portion or all of its long-term indebtedness could be accelerated.

 Bank Credit Agreement

  On June 29, 1998, the Company amended and restated its Credit Agreement with a syndicate of banks (the "Credit Agreement"). The amended Credit Agreement provided for revolving credit loans of $55.0 million. Availability was limited based on a minimum number of owned, leased or managed towers and at all times by

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES certain financial conditions and covenants and ratios, and other conditions. The Credit Agreement was scheduled to mature on June 29, 2005. This Credit Agreement was replaced and superceded in its entity by the senior credit facility in February, 1999. Accordingly, deferred financing fees of approximately $1.1 million were written off and are included in the Consolidated Statement of Operations as an extraordinary item.

  The Company's long-term debt at December 31, 2000 matures as follows:

     2001.......................................................... $  2,606,222
     2002..........................................................    5,550,176
     2003..........................................................    8,050,176
     2004..........................................................   10,525,088
     2005..........................................................   48,500,000
     Thereafter....................................................  209,041,552
                                                                    ------------
      Total........................................................ $284,273,214
                                                                    ============

9. RELATED PARTY TRANSACTIONS

  The $2,500,000 due to shareholder at December 31, 1999 represents the amount owed to the former shareholders of Network Services as a result of certain earnings targets for 1999 having been met. The amount was paid in full in March 2000.

10. SHAREHOLDERS' EQUITY

  a. Redeemable Preferred Stock

  In 1997, the Company sold 8,050,000 shares of 4% Series A preferred stock, convertible initially into one share of the Company's Class A common stock and one share of the Company's 4% Series B redeemable preferred stock, to a syndicate of institutional investors. The Series A preferred stock had a conversion price of $3.73 and net proceeds received by the Company from the sale of the shares was approximately $27.0 million (net of approximately $2.4 million of issuance costs charged to retained earnings).

  Each holder of Series A preferred stock had the right to convert his or her shares at any time into one share of Class A common stock, subject to certain anti-dilution protection provisions, and one share of Series B preferred stock. The Series A preferred stock automatically converted into Class A common stock and Series B preferred stock upon initial public offering.

  The holders of outstanding shares of Series A preferred stock were entitled, in preference to the holders of any and all other classes of capital stock of the Company, to receive, out of funds legally available therefore, cumulative dividends on the Series A preferred stock in cash, at a rate per annum of 4% of the Series A subject to pro-ration for partial years. The liquidation amount equals the sum of $3.73 and any accumulated and unpaid dividends on the Series A preferred stock. Accrued but unpaid dividends on the Series A preferred stock were paid upon the conversion of the Series A preferred stock into Class A common stock and Series B preferred stock. On June 21, 1999, the date of the conversion, accrued dividends of approximately $2.8 million were paid to the holders of the Series A preferred stock. The Company had accrued the preferred stock dividends on the effective interest method over the period from issuance until the scheduled redemption. As a result, in 1999 the Company recorded a reduction in the amount of dividends payable of $0.7 million as a result of the early conversion and redemption prior to the originally scheduled redemption date.

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

  b. Initial Public Offering

  On June 21, 1999, the Company completed an initial public offering of 10.0 million shares of its Class A common stock. The Company raised gross proceeds of $90.0 million which produced net proceeds, after deduction of the underwriting discount and offering expenses, of $82.8 million. The Company used approximately $32.8 million of these net proceeds to pay all outstanding dividends on all outstanding shares of the Company's Series A preferred stock and to redeem all shares of the Company's Series B preferred stock. The Company also used $46.0 million to repay all revolving credit loans under the senior credit facility. Remaining proceeds were used for the construction and acquisition of towers and for general working capital purposes.

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

  c. Offering of Common Stock

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

  In July 2000, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission registering the sale of up to $500.0 million of any combination of the following securities: Class A common stock, preferred stock, debt securities, depositary shares, or warrants. InAugust 2000, the Company drew down $247.3 million under this universal shelf in connection with an offering of 5.8 million shares of its Class A common stock, including 750,000 shares issued upon the exercise of the managing underwriter's over-allotment option. From this offering, the Company raised gross proceeds of $247.3 million, which produced net proceeds of approximately $236.0 million, after deduction of the underwriting discount and offering expenses. The Company used $25.0 million of these net proceeds to repay a portion of the term loans under the senior credit facility. Remaining proceeds were used for the construction and acquisition of towers and general working capital purposes. As of December 31, 2000, the Company may issue under this universal shelf registration statement, any combination of the registered securities, with an aggregate offering price of up to $252.7 million.

  d. Registration of Additional Shares in the Year Ended 2000

  During 2000, the Company filed two shelf registration statements on Form S-4 with the Securities and Exchange Commission registering an aggregate 3.0 million shares of its Class A common stock. These shares may be issued in connection with acquisitions of wireless communication towers or companies that provide related services at various locations in the United States. During the year ended December 31, 2000, the Company issued 723,246 shares of its Class A common stock pursuant to these registration statements in

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES connection with ten acquisitions. Subsequent to December 31, 2000, the Company issued 277,202 shares under these registration statements for one acquisition. As of the date of this report, the Company may issue up to 1,999,552 additional shares under these registration statements.

  e. Exercise of Warrants

  In February 2000, the holders of warrants exercised, pursuant to a cashless option, warrants issued in 1997 to purchase 402,500 shares of SBA's Class A common stock at an exercise price of $3.73 per share. Pursuant to the cashless exercise option, the Company issued 357,387 shares of Class A common stock and the holders surrendered warrants to purchase 45,113 additional shares as consideration.

  f. Issuance of Common Stock

  On September 30, 2000, the Company issued 400,000 restricted shares of Class A common stock to the former shareholders of Network Services in accordance with the terms of the acquisition.

  g. Issuance of Restricted Stock

  In September 2000, the Company granted 20,000 shares of Class A common stock pursuant to the Company's 1999 Equity Participation Plan. These restricted shares have a three year vesting period. Deferred compensation representing the fair value of the shares on the date of grant was recorded as an adjustment to additional paid in capital and compensation expense is being recognized over the vesting period.


  h. Employee Stock Purchase Plan

  In 1999, the Board of Directors of the Company adopted the 1999 Stock Purchase Plan (the "Purchase Plan"). A total of 500,000 shares of Class A common stock are reserved for purchase under the Purchase Plan. The Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to the lesser of 85% of the fair market value of the Class A common stock on the first or the last day of an offering period. As of December 31, 2000, 59,369 shares had been purchased by employees under the Purchase Plan.

11.  STOCK OPTIONS AND WARRANTS

  In 1996, certain of the Company's senior executives terminated existing employment, incentive and option agreements in exchange for new employment agreements and immediately exercisable options to purchase 1,425,000 shares of Class A common stock. All of the options are exercisable at $.05 per share. As of December 31, 2000, 248,764 of the initial options remain outstanding.

  The Company has two stock option plans (the 1996 Stock Option Plan and the 1999 Equity Participation Plan), whereby options (both non-qualified and incentive stock options), stock appreciation rights and restricted stock may be granted to directors, employees and consultants. A total of 6,300,000 shares of Class A common stock were initially reserved for issuance under these plans. At December 31, 2000, 1,856,135 shares remained for future issuance. These options generally vest over three or four year periods from the date of grant. The Company accounts for these plans under APB Opinion No. 25, under which compensation cost is not recognized on those issuances where the exercise price equals or exceeds the market price of the underlying stock on the grant date.

  During 1998, 208,419 options to purchase Class A common stock were granted under the 1996 Stock Option Plan at exercise prices which the Company believed were below market value. Also during 1998, the Company granted 104,961 shares of Class A common stock to two executives and recorded non-cash compensation expense which represented the fair value of the shares on the date of grant.

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

During 1999, 881,157 options to purchase Class A common stock were granted under the 1999 Equity Participation Plan which the Company believed were below market value at the time of grant. All other option grants were at or above market value at the time of grant. The Company recorded non-cash compensation expense of $312,788, $311,265 and $678,815 for the years ended December 31, 2000, 1999 and 1998, respectively.

  As required by FASB Statement No. 123 ("SFAS 123"), for those options which the Company granted at or above fair market value, the Company has determined the pro-forma effect of the options granted had the Company accounted for stock options granted under the fair value method of SFAS 123. The Black-Scholes option pricing model was used with the following assumptions for 1999 and 1998; risk free interest rate of 12%, dividend yield of 0%; expected volatility of .001% and expected lives of three years. For 2000 the following assumptions were used; risk free interest rate of 10%, dividend yield of 0%, volatility of 86%, and expected lives of three years. Had compensation cost for the stock option plan been determined based on fair value at the date of grant in accordance with SFAS 123, the Company's pro-forma net loss would have totaled $(38,277,115), $(40,198,079) and $(20,156,126) and pro-forma loss per share would have been $(0.93), $(2.10) and $(2.36) for the years ended December 31, 2000, 1999 and 1998, respectively. The effect of applying SFAS 123 in this pro-forma disclosure is not necessarily indicative of future results.


  A summary of the status of the Company's stock option plans including their weighted average exercise price is as follows:

                                  2000              1999             1998
                            ----------------- ----------------- ----------------
                             Shares    Price   Shares    Price   Shares    Price
                            ---------  ------ ---------  ------ ---------  -----
Outstanding at beginning
 of year..................  3,177,194  $ 7.11 1,660,016  $ 2.12 1,797,292  $0.96
Granted...................  1,001,493   36.87 1,740,935   11.12   799,019   2.81
Exercised/redeemed........   (973,569)   3.95  (183,520)   2.63  (775,961)  0.05
Forfeited/canceled........   (115,462)  24.99   (40,237)   3.90  (160,334)  2.63
                            ---------         ---------         ---------
Outstanding at end of
 year.....................  3,089,656  $16.97 3,177,194  $ 7.11 1,660,016  $2.12
                            =========  ====== =========  ====== =========  =====
Options exercisable at end
 of year..................  1,172,564  $ 6.29 1,211,829  $ 3.24   723,883  $1.45
                            =========  ====== =========  ====== =========  =====
Weighted average fair
 value of options
 granted during the year..             $36.91            $11.12            $1.81
                                       ======            ======            =====

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

  Option groups outstanding at December 31, 2000 and related weighted average exercise price and remaining life, in years, information are as follows:

                 OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
------------------------------------------------------ --------------------------
                             Weighted
                              Average      Weighted                   Weighted
   Range of                 Contractual    Average                    Average
Exercise Price  Outstanding    Life     Exercise Price Exercisable Exercise Price
--------------  ----------- ----------- -------------- ----------- --------------
$ 0.00--
 $ 0.05            248,764      5.0         $ 0.05        248,764      $ 0.05
$ 2.63--
 $ 4.00            484,687      7.2         $ 2.66        335,661      $ 2.67
$ 8.00--
 $ 9.75            718,269      3.9         $ 8.14        352,655      $ 8.06
$10.88--
 $15.25            704,747      8.9         $15.19        232,284      $15.21
$18.75               5,200      8.7         $18.75              0      $  --
$27.00--
 $30.88            250,282      8.5         $27.08          3,000      $27.00
$32.38--
 $36.38             61,500      9.2         $35.52              0      $  --
$37.06--
 $41.94            497,907      9.4         $40.40            200      $37.25
$43.00--
 $46.88             91,600      9.4         $44.18              0      $  --
$50.06--
 $51.94             26,700      9.4         $50.54              0      $  --
                 ---------                              ---------
                 3,089,656      7.2         $16.97      1,172,564      $ 6.29
                 =========                              =========

12. INCOME TAXES

  The provision (benefit) for income taxes in the consolidated statements of operations consists of the following components:

                                          For the years ended December 31,
                                         ------------------------------------
                                            2000        1999         1998
                                         ----------  -----------  -----------
    Current provision (benefit) for
     taxes:
      Federal income tax................ $      --   $(1,255,510) $(1,729,384)
      Foreign income tax................        --       231,462       65,731
      State income tax..................  1,233,265      801,392      280,408
                                         ----------  -----------  -----------
      Total............................. $1,233,265  $  (222,656) $(1,383,245)
    Deferred provision (benefit) for
     taxes:
      Federal income tax................ (8,156,398)  (9,460,748)    (123,429)
      State income tax.................. (1,173,180)  (1,597,838)     (17,632)
      Increase in valuation allowance...  9,329,578   11,058,586          --
                                         ----------  -----------  -----------
      Total............................. $1,233,265  $  (222,656) $(1,524,306)
                                         ==========  ===========  ===========

  A reconciliation of the provision (benefit) for income taxes at the statutory U.S. Federal tax rate (34%) and the effective income tax rate is as follows:

                                          For the years ended December 31,
                                        --------------------------------------
                                           2000          1999         1998
                                        -----------  ------------  -----------
    Statutory Federal expense
     (benefit)......................... $(9,401,014) $(11,836,810) $(7,284,636)
    State income tax...................      39,656      (525,654)    (784,569)
    Foreign tax........................         --        540,744      (40,120)
    Other..............................     235,611       540,478      261,824
    Goodwill amortization..............   1,029,434           --           --
    Valuation allowance................   9,329,578    11,058,586    6,323,195
                                        -----------  ------------  -----------
                                         $1,233,265     $(222,656) $(1,524,306)
                                        ===========  ============  ===========

                SBC COMMUNICATIONS CORPORATION AND SUBSIDIARIES

  The components of the net deferred income tax asset (liability) accounts are as follows:

                                                       As of December 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
    Allowance for doubtful accounts................ $    868,421  $    314,120
    Deferred revenue...............................    2,958,100     1,175,516
    Other..........................................      208,261       288,057
    Valuation allowance............................   (4,034,782)   (1,777,693)
                                                    ------------  ------------
    Current deferred tax liabilities............... $        --   $        --
                                                    ============  ============
    Original issue discount........................ $ 22,596,166  $ 13,580,162
    Net operating loss.............................   15,938,424     3,819,561
    Employee stock compensation....................           --     1,772,652
    Book vs. tax depreciation......................  (26,869,448)  (11,651,792)
    Other..........................................    1,057,995       201,383
    Valuation allowance............................  (31,167,703)  (15,672,420)
                                                    ------------  ------------
    Non-current deferred tax liabilities........... $(18,444,566) $( 7,950,454)
                                                    ============  ============

  In connection with the acquisition of certain towers during 2000 and 1999, the Company recorded deferred tax liabilities and goodwill of $10.5 million and $4.6 million, respectively, related to the book/tax basis differences in the acquired towers.

  The Company has recorded a valuation allowance for deferred tax assets as management believes that it is not "more likely than not" that the Company will be able to generate sufficient taxable income in future periods to recognize the assets.

13. COMMITMENTS AND CONTINGENCIES

  a. Operating Leases

  The Company is obligated under various non-cancelable operating leases for land, office space, vehicles and equipment, and site leases that expire at various times through September, 2093. The annual minimum lease payments under non-cancelable operating leases as of December 31, 2000 are as follows:

        2001........................................ $ 25,702,727
        2002........................................   24,982,348
        2003........................................   24,480,554
        2004........................................   21,007,715
        2005........................................   13,858,393
        Thereafter..................................   62,316,527
                                                     ------------
         Total...................................... $172,348,264
                                                     ============

  Principally, all of the leases provide for renewal at varying escalations. Leases providing for fixed rate escalations have been reflected above.

  Rent expense for operating leases was $16,993,303, $12,778,099, and $10,834,234 for the years ended December 31, 2000, 1999 and 1998, respectively.

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

  b.  Tenant Leases

  The annual minimum tower space income to be received for tower space and antenna rental under non-cancelable operating leases as of December 31, 2000 are as follows:

        2001........................................ $ 72,128,373
        2002........................................   72,087,503
        2003........................................   68,117,939
        2004........................................   58,183,932
        2005........................................   33,268,968
        Thereafter..................................   55,158,316
                                                     ------------
         Total...................................... $358,945,031
                                                     ============

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

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

14. SEGMENT DATA

  The Company operates principally in three business segments: site development consulting, site development construction, and site leasing. The Company's reportable segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations. Revenues, gross profit, capital expenditures (including assets acquired through the issuance of the Company's Class A common stock) and identifiable assets pertaining to the segments in which the Company operates are presented below:

                                             For the years ended December 31,
                                          --------------------------------------
                                              2000         1999         1998
                                          ------------ ------------ ------------
Revenues:
 Site development--consulting............ $ 24,250,982 $ 17,964,006 $ 27,448,910
 Site development--construction..........   91,641,321   42,605,608   19,255,731
 Site leasing............................   52,013,366   26,423,121   12,396,268
                                          ------------ ------------ ------------
                                          $167,905,669 $ 86,992,735 $ 59,100,909
                                          ============ ============ ============
Gross profit:
 Site development--consulting............ $  8,624,855 $  5,546,475 $  5,552,140
 Site development--construction..........   18,375,072    9,218,586    4,652,521
 Site leasing............................   32,511,407   14,289,443    5,115,482
                                          ------------ ------------ ------------
                                          $ 59,511,334 $ 29,054,504 $ 15,320,143
                                          ============ ============ ============
Capital expenditures:
 Site development--consulting............ $  1,488,937 $  6,971,008 $     21,565
 Site development--construction..........   25,569,547   28,185,007      119,285
 Site leasing............................  465,399,827  189,778,740  137,274,109
 Assets not identified by segment........    1,594,706    1,635,270      708,825
                                          ------------ ------------ ------------
                                          $494,053,017 $226,570,025 $138,123,784
                                          ============ ============ ============
                                             As of December 31,
                                          -------------------------
                                              2000         1999
                                          ------------ ------------
Assets:
 Site development--consulting............ $ 14,248,205 $ 22,418,344
 Site development--construction..........   99,961,668   48,519,024
 Site leasing............................  815,659,797  338,722,978
 Assets not identified by segment........   19,341,481   20,162,880
                                          ------------ ------------
                                          $949,211,151 $429,823,226
                                          ============ ============

15.  QUARTERLY FINANCIAL DATA (unaudited)

                                           Quarters Ended
                         -----------------------------------------------------
                          Dec. 31,     Sept. 30,    June 30,
                            2000         2000         2000      March 31, 2000
                         -----------  -----------  -----------  --------------
Revenues................ $53,578,755  $45,395,003  $38,502,886   $30,429,025
Gross profit............  18,562,646   16,560,155   13,394,499    10,994,034
Net loss................  (5,378,933)  (5,905,328)  (7,907,627)   (9,723,417)
Basic and diluted loss
 per common share....... $     (0.12) $     (0.28) $     (0.20)  $     (0.27)

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                           Quarters Ended
                         -----------------------------------------------------
                          Dec. 31,     Sept. 30,    June 30,
                            1999         1999         1999      March 31, 1999
                         -----------  -----------  -----------  --------------
Revenues................ $29,260,169  $24,610,993  $19,405,272   $13,716,301
Gross profit............   9,758,139    7,922,608    6,658,157     4,715,600
Loss before
 extraordinary item
and preferred stock
 dividends..............  (9,514,500)  (7,985,681)  (8,734,089)   (7,207,268)
Net loss................  (9,514,500)  (7,985,681)  (7,288,186)   (9,069,722)
Basic and diluted loss
 per common share
before extraordinary
 item................... $     (0.33) $     (0.14) $     (0.64)  $     (0.88)
Basic and diluted loss
 per common share....... $     (0.33) $     (0.14) $     (0.64)  $     (1.01)

16. SUBSEQUENT EVENTS

  a. Issuance of 10 1/4% Senior Notes

  Subsequent to December 31, 2000 the Company borrowed an additional $30.0 million under the senior credit facility revolver. In February 2001, the Company issued $500.0 million of its 10 1/4% senior notes due 2009, which produced net proceeds of approximately $484.2 million after deducting offering expenses. The Company used $105.0 million of these proceeds to repay all borrowings under the senior credit facility, and terminated the senior credit agreement. The Company wrote off the deferred financing fees relating to the senior credit facility and will record a $4.8 million extraordinary loss in the first quarter of 2001 in connection with the termination of this facility. On March 16, 2001, the Company used $66.5 million of the remaining proceeds to purchase 203 towers under our agreement with TeleCorp PCS, Inc. The Company intends to use approximately $23.6 million of the remaining proceeds to purchase the remaining 72 towers under our agreement with TeleCorp PCS, Inc. and approximately $54.1 million to purchase 173 towers from Louisiana Unwired, Inc., a subsidiary of US Unwired, Inc. The remaining proceeds will be used to finance the construction and acquisition of additional towers and related businesses and for general working capital purposes.

  b. Issuance of Options

  In January 2001, the Company entered into bonus agreements with certain executives and employees to issue up to 592,500 shares, or options to acquire shares, of the Company's Class A common stock. Accordingly, the Company expects to record approximately $3.2 million of non-cash compensation expense in 2001, and $1.2 million in non-cash compensation expense in each year from 2002 through 2006.

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

  We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of SBA Communications Corporation, and have issued our reports thereon dated February 20, 2001. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the index of consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          Arthur Andersen LLP

West Palm Beach, Florida
February 20, 2001 (except with
 respect to the matters
 discussed in Note 16, as to
 which the date is March 16,
 2001).

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                             Additions
                                Balance at  Charged to   Deduction  Balance at
                                 Beginning   Costs and     From       End of
                                 at Period  Expenses(1) Reserves(2)   Period
                                ----------- ----------- ----------- -----------
Allowance for Doubtful
 Accounts For the Years Ended:
December 31, 2000.............  $   785,299 $ 1,663,174  $331,129   $ 2,117,344
December 31, 1999.............  $   436,671 $   492,101  $143,473   $   785,299
December 31, 1998.............  $   508,268 $   282,463  $354,060   $   436,671

Tax Valuation Account For the
 Years Ended:
December 31, 2000.............  $17,450,113 $17,752,372  $    --    $35,202,485
December 31, 1999.............  $ 6,323,195 $11,126,918  $    --    $17,450,113
December 31, 1998.............  $       --  $ 6,323,195  $    --    $ 6,323,195

--------
(1) For tax valuation account, amounts include adjustments for stock option compensation.
(2)  Represents accounts written off.