Form 10-Q
period 2001-03-31
SBA COMMUNICATIONS CORP
filed 2001-05-15
CIK 1034054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2001

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

            For the transition period from            to

                        Commission file number    000-30110



                         SBA COMMUNICATIONS CORPORATION
            (Exact name of registrant as specified in its charter)



           Florida                                  65-0716501
------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)




One Town Center Road, Boca Raton, Florida                         33486
------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)


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


          Number of shares of common stock outstanding at May 9, 2001
             Class A Common Stock -        41,544,938 shares
             Class B Common Stock -         5,455,595 shares

                         SBA COMMUNICATIONS CORPORATION


                                      INDEX


                                                                                                                 Page
                                                                                                                 ----
PART I  -  FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

   Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000                                          3

   Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000                        4

   Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000                        5

   Consolidated Statement of Shareholders' Equity as of March 31, 2001                                             6

   Condensed Notes to Consolidated Financial Statements                                                            7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                   10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                              15

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                        16

SIGNATURES                                                                                                        17

ITEM 1:  UNAUDITED FINANCIAL STATEMENTS

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                   (in thousands, except per share amounts)

                                                                                  March 31, 2001      December 31, 2000
                                                                                  --------------      -----------------
                                        ASSETS
Current assets:
         Cash and cash equivalents                                                      $250,365                $14,980
         Accounts receivable, net of allowance of $3,026 and $2,117 in
            2001 and 2000, respectively                                                   58,617                 47,704
         Prepaid and other current assets                                                  5,601                  5,968
         Costs and estimated earnings in excess of billings on
            uncompleted contracts                                                          8,696                 13,584
                                                                                      ----------               --------
                           Total current assets                                          323,279                 82,236

         Property and equipment, net                                                     910,471                765,815
         Intangible assets, net                                                          102,309                 83,387
         Other assets                                                                     13,615                 17,380
                                                                                      ----------               --------
                           Total assets                                               $1,349,674               $948,818
                                                                                      ==========               ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                                $46,842               $ 76,944
         Accrued expenses                                                                 10,492                 13,504
         Current portion - notes payable                                                      50                  2,606
         Billings in excess of costs and estimated earnings
            on uncompleted contracts                                                       4,801                  5,942
         Other current liabilities                                                        22,281                 10,714
                                                                                      ----------               --------
                           Total current liabilities                                      84,466                109,710
                                                                                      ----------               --------

Long-term liabilities:
         Senior discount notes payable                                                   215,194                209,042
         Senior notes payable                                                            500,000                      -
         Notes payable                                                                       116                 72,625
         Deferred tax liabilities, net                                                    20,501                 18,445
         Other long-term liabilities                                                         996                    836
                                                                                      ----------               --------
                           Total long-term liabilities                                   736,807                300,948
                                                                                      ----------               --------

Commitments and contingencies (see Note 8)

Shareholders' equity:
         Common stock-Class A par value $.01 (100,000 shares authorized), 41,489 and 40,989 shares issued and outstanding in 2001 and 2000,
            respectively                                                                     415                    410
         Common stock-Class B  par value $.01 (8,100 shares authorized), 5,456
            shares issued and outstanding in 2001 and 2000                                    55                     55
          Additional paid-in capital                                                     640,602                627,370
          Accumulated deficit                                                           (112,671)               (89,675)
                                                                                      ----------               --------
                    Total shareholders' equity                                           528,401                538,160
                                                                                      ----------               --------

                    Total liabilities and shareholders' equity                        $1,349,674               $948,818
                                                                                      ==========               ========

The accompanying Notes to Consolidated Financial Statements on pages 7 through 10 herein are an integral part of these consolidated financial statements.

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                   (in thousands, except per share amounts)

                                                                                    For the  three months ended March 31,
                                                                                    -------------------------------------
                                                                                          2001                    2000
                                                                                          ----                    ----

Revenues:
   Site development                                                                    $ 32,673                  $20,342
   Site leasing                                                                          20,283                   10,087
                                                                                       --------                  -------
             Total revenues                                                              52,956                   30,429
                                                                                       --------                  -------
   Cost of revenues (exclusive of depreciation and amortization shown below):
        Cost of site development                                                         25,018                   15,569
        Cost of site leasing                                                              7,128                    3,866
                                                                                       --------                  -------
            Total cost of revenues                                                       32,146                   19,435
                                                                                       --------                  -------

            Gross profit                                                                 20,810                   10,994

Operating expenses:
   Selling, general and administrative                                                   10,641                    6,118
   Depreciation and amortization                                                         15,007                    6,830
                                                                                       --------                  -------
            Total operating expenses                                                     25,648                   12,948
                                                                                       --------                  -------

            Operating loss                                                               (4,838)                  (1,954)

Other income (expense):
   Interest income                                                                        3,000                    1,528
   Interest expense, net of amounts capitalized                                          (8,683)                  (2,907)
   Non-cash amortization of original issue discount and
        debt issuance costs                                                              (6,968)                  (6,217)
   Other                                                                                    (84)                      51
                                                                                       --------                  -------
            Total other expenses                                                        (12,735)                  (7,545)
                                                                                       --------                  -------

            Loss before provision for income taxes and
                extraordinary item                                                      (17,573)                  (9,499)

Provision for income taxes                                                                 (354)                    (224)
                                                                                       --------                  -------

            Loss before extraordinary item                                              (17,927)                  (9,723)

Extraordinary item, write-off of deferred financing fees                                 (5,069)                       -
                                                                                       --------                  -------

            Net loss                                                                   $(22,996)                 $(9,723)
                                                                                       ========                  =======

Basic and diluted loss per common share before
   extraordinary item                                                                  $  (0.38)                 $ (0.27)
Extraordinary item                                                                        (0.11)                       -
                                                                                       --------                  -------
Basic and diluted loss per common share                                                $  (0.49)                 $ (0.27)
                                                                                       ========                  =======
Basic and diluted weighted average number of shares of
   common stock                                                                          46,801                   35,382
                                                                                       ========                  =======



The accompanying Notes to Consolidated Financial Statements on pages 7 through 10 herein are an integral part of these consolidated financial statements.

                SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                                         For the  three months ended March 31,
                                                                                         -------------------------------------
                                                                                               2001                   2000
                                                                                               ----                   ----

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net loss                                                                                    $ (22,996)            $ (9,723)
   Adjustments to reconcile net loss to net cash used in operating activities-
   Depreciation and amortization                                                                  15,007                6,830
   Non-cash compensation expense                                                                     788                  203
   Provision for doubtful accounts                                                                   399                  327
   Amortization of original issue discount and debt issuance costs                                 6,968                6,216
   Write-off of deferred financing fees                                                            5,069                    -
   Changes in operating assets and liabilities:
     (Increase) decrease in-
         Accounts receivable                                                                      (8,883)              (3,524)
         Prepaid and other current assets                                                            382                  136
         Costs and estimated earnings in excess of
              billings on uncompleted contracts                                                    5,577               (3,791)
         Other assets                                                                              3,620                  (35)
   Increase (decrease) in-
         Accounts payable                                                                        (30,952)              (4,289)
         Accrued expenses                                                                         (3,175)               2,744
         Other liabilities                                                                        12,742                  (13)
         Billings in excess of costs and estimated earnings on uncompleted contracts              (1,206)               2,145
                                                                                               ---------             --------
         Total adjustments                                                                         6,336                6,949
                                                                                               ---------             --------
         Net cash used in operating activities                                                   (16,660)              (2,774)
                                                                                               ---------             --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Tower and other capital expenditures                                                         (158,306)             (60,591)
                                                                                               ---------             --------
         Net cash used in investing activities                                                  (158,306)             (60,591)
                                                                                               ---------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from common stock offerings                                                            -              229,579
   Proceeds from option exercises                                                                  1,433                1,866
   Proceeds from senior notes payable, net of financing fees                                     483,987                    -
   Proceeds from notes payable                                                                    30,000               11,000
   Repayment of notes payable                                                                   (105,069)             (70,513)
                                                                                               ---------             --------
         Net cash provided by financing activities                                               410,351              171,932
                                                                                               ---------             --------
         Net increase in cash and cash equivalents                                               235,385              108,567

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                            14,980                3,130
                                                                                               ---------             --------
   End of period                                                                               $ 250,365             $111,697
                                                                                               =========             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest                                                                              $   9,805             $  3,710
                                                                                               =========             ========
         Taxes                                                                                 $   1,229             $    463
                                                                                               =========             ========

NON-CASH ACTIVITIES:
Assets acquired in acquisitions                                                                $  23,470             $  4,519
Liabilities assumed in acquisitions                                                            $  (2,126)            $   (309)
Stock issued for acquisitions                                                                  $ (10,929)            $ (4,166)



The accompanying Notes to Consolidated Financial Statements on pages 7 through 10 herein are an integral part of these consolidated financial statements.

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (unaudited)
                                 (in thousands)

                                                             Common Stock
                                               ---------------------------------------
                                                    Class A              Class B          Additional
                                               -----------------      ----------------     Paid-In      Accumulated
                                               Number     Amount      Number    Amount     Capital        Deficit        Total
                                               ------     ------      ------    ------    ----------    -----------     --------
BALANCE, December 31, 2000                     40,989      $410       5,456      $55       $627,370     $ (89,675)      $538,160
   Common stock issued in connection with
       acquisitions                               277         3           -        -         10,926             -         10,929
   Exercise of employee stock options             223         2           -        -          1,431             -          1,433
   Non-cash compensation adjustment                 -         -           -        -            875             -            875
   Net loss                                         -         -           -        -              -       (22,996)       (22,996)
                                               ------      ----       -----      ---       --------     ---------       --------

BALANCE, March 31, 2001                        41,489      $415       5,456      $55       $640,602     $(112,671)      $528,401
                                               ======      ====       =====      ===       ========     =========       ========

The accompanying Notes to Consolidated Financial Statements on pages 7 through 10 herein are an integral part of these consolidated financial statements.

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the 2000 Form 10-K for SBA Communications Corporation. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of the results for the year.

During the three months ended March 31, 2001 and 2000, the Company did not have any changes in its equity resulting from non-owner sources and accordingly, comprehensive income was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

The Company has potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for all periods presented. There were 3.5 million and 3.0 million options outstanding at March 31, 2001 and 2000, respectively.

2.  CURRENT ACCOUNTING PRONOUNCEMENTS

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

3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                  March 31,  December 31,
                                                    2001        2000
                                                  ---------  ------------
                                                      (in thousands)

       Towers                                      $880,674    $721,361
       Construction in process                       65,651      69,012
       Furniture, equipment and vehicles             21,199      19,497
       Land                                          10,363      10,014
       Buildings and improvements                       681         625
                                                   --------    --------
                                                    978,568     820,509
       Less: Accumulated depreciation and
            amortization                            (68,097)    (54,694)
                                                   --------    --------
       Property and equipment, net                 $910,471    $765,815
                                                   ========    ========

Construction in process represents costs incurred related to towers which are under development and will be used in the Company's operations.

4.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

                                             March 31, 2001  December 31, 2000
                                             --------------  -----------------
                                                       (in thousands)

Costs incurred on uncompleted contracts          $ 53,794          $ 48,060
Estimated earnings                                 12,163             9,941
Billings to date                                  (62,062)          (50,359)
                                                 --------          --------
                                                 $  3,895          $  7,642
                                                 ========          ========

                                                 As of            As of
                                             March 31, 2001  December 31, 2000
                                             --------------  -----------------
                                                       (in thousands)

Costs and estimated earnings in excess of
     billings on uncompleted contracts            $ 8,696           $13,584
Billings in excess of costs and estimated
     earnings on uncompleted contracts             (4,801)           (5,942)
                                                  -------           -------
                                                  $ 3,895           $ 7,642
                                                  =======           =======
5.  CURRENT AND LONG-TERM DEBT

                                                                                     As of            As of
                                                                                 March 31, 2001  December 31, 2000
                                                                                 --------------  -----------------
                                                                                           (in thousands)
   Senior credit facility term loan, repaid in February 2001.                       $      -            $ 50,000

   Senior credit facility revolving loan, repaid in March 2001.                            -              25,000

   12% senior discount notes, net of unamortized original issue discount of
   $53,806 at March 31, 2001, unsecured, cash interest payable semi-annually in arrears beginning September 1, 2003, balloon principal payment of $269,000
   due at maturity on March 1, 2008.                                                 215,194             209,042

   10 1/4% senior notes, unsecured, interest payable semi-annually
   beginning August, 2001.                                                           500,000                   -

   Note payable, interest at varying rates (7.7275% at March 31, 2001).                  166                 231
                                                                                    --------            --------
                                                                                     715,360             284,273
   Less:  current maturities                                                             (50)             (2,606)
                                                                                    --------            --------
   Long-term debt                                                                   $715,310            $281,667
                                                                                    ========            ========


6.  SHAREHOLDERS' EQUITY

In January 2001, the Company entered into bonus agreements with certain executives and employees to issue shares, or options to acquire shares, of the Company's Class A common stock. The Company expects to record approximately $3.2 million of non-cash compensation expense in 2001 and $1.2 million in non-cash compensation expense in each year from 2002 through 2006. The Company recorded approximately $0.8 million in non-cash compensation expense, net of amounts capitalized, in the quarter ended March 31, 2001.

7.  INCOME TAXES

The components of the provision for income taxes are as follows:

                                                  For the three months ended
                                             -----------------------------------
                                             March 31, 2001       March 31, 2000
                                             --------------       --------------
                                                        (in thousands)

              Federal income tax                 $ 7,698              $ 3,128
              State income tax                      (353)                (223)
              Foreign tax                             (1)                  (1)
              Change in valuation allowance       (7,698)              (3,128)
                                                 -------              -------
                                                 $  (354)             $  (224)
                                                 =======              =======

The Company has taxable losses in the three months ended March 31, 2001 and 2000, and as a result net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not "more likely than not" that the Company will generate sufficient taxable income in future periods to recognize the assets.

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

As part of the consideration for its acquisitions, the Company sometimes agrees to issue additional shares of Class A common stock if the towers or businesses that are acquired meet or exceed certain earnings or new tower targets in the 1-3 years after they have been acquired. As of March 31, 2001, the Company had the obligation to issue approximately 0.6 million additional shares of Class A common stock and pay approximately $4.0 million if the earnings targets identified in various acquisition agreements are met.

9.  SEGMENT DATA

The Company operates principally in three business segments: site development consulting, site development construction, and site leasing. The Company's reportable segments are strategic business units that offer different services. These business units are managed separately based on the fundamental differences in their operations.

The Company's segment information for revenues, gross profit, capital expenditures (including assets acquired through the issuance of the Company's Class A common stock) and assets is as follows:

                                         For the three months ended March 31,
                                         ------------------------------------
                                                 2001             2000
                                                 ----             ----
                                                    (in thousands)
        Revenues:
           Site development - consulting       $  6,304         $  5,577
           Site development - construction       26,369           14,765
           Site leasing                          20,283           10,087
                                               --------         --------
                                               $ 52,956         $ 30,429
                                               ========         ========
        Gross profit:
           Site development - consulting       $  2,008         $  2,056
           Site development - construction        5,647            2,717
           Site leasing                          13,155            6,221
                                               --------         --------
                                               $ 20,810         $ 10,994
                                               ========         ========

        Capital expenditures:
           Site development - consulting       $    346         $  5,153
           Site development - construction       13,579            3,407
           Site leasing                         154,436           55,607
           Assets not identified by segment         874              590
                                               --------         --------
                                               $169,235         $ 64,757
                                               ========         ========

                                                  As of             As of
                                              March 31,2001   December 31, 2000
                                              -------------   -----------------
                                                     (in thousands)
       Assets:
          Site development - consulting        $   12,680        $ 14,248
          Site development - construction         114,703          99,962
          Site leasing                            947,539         815,660
          Assets not identified by segment        274,752          18,948
                                               ----------        --------
                                               $1,349,674        $948,818
                                               ==========        ========

9.  SUBSEQUENT EVENTS

In April 2001, the Company received a commitment for a $300.0 million senior secured credit facility. The credit facility will be underwritten by Lehman Commercial Paper, Inc., Barclay's Bank PCC, Bankers Trust Company, Citibank, N.A. and Toronto Dominion (Texas), Inc. The credit facility is subject to a number of customary closing conditions and is expected to close by June 30, 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications towers in the United States. We generate revenues from our two primary businesses, site leasing and site development. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own or manage for others. The towers that we own have either been constructed by us at the request of a carrier, built or constructed based on our own initiative or acquired. In our site development business, we offer wireless service providers assistance in developing their own networks, including designing a network with full signal coverage, identifying and acquiring locations to place their antennas, obtaining zoning approvals, building towers when necessary and installing their antennas. Since our founding in 1989, we have participated in the development of more than 15,000 antenna sites in 49 of the 51 major wireless markets in the United States.

Site Leasing Services

In 1997, we began aggressively expanding our site leasing business by capitalizing on our nationally recognized site development experience and strong relationships with wireless service providers to take advantage of the trends toward independent tower ownerships and co-location, which is the placement of multiple antennas on one tower. As of March 31, 2001, we owned or controlled 2,389 towers and had agreements or options to acquire 406 towers. We also had carrier directives to build over 550 additional towers and had, in various phases of development, over 1,050 locations which we had internally identified as desirable locations on which to build a tower.

We believe our history and experience in providing site development services gives us a competitive advantage in choosing the most attractive locations on which to build new towers or buy existing towers, as measured by our success in increasing tower revenues and cash flows. Based on tenant leases executed as of March 31, 2001, same tower revenue growth for the trailing twelve months on the 1,351 towers we owned as of March 31, 2000 was 34%. We signed 303 new tenant leases in the quarter ended March 31, 2001 on the 2,390 towers we owned at the beginning of the quarter, at an average initial monthly rent of $1,527. Our annualized rate of tenants added per tower, on a broadband equivalent basis, was
 .52, .56, .59, and .64 for the quarters ended March 31, 2001, December 31, 2000,

September 30, 2000 and June 30, 2000, respectively. A broadband equivalent basis is calculated by dividing total lease revenue by $1,500, an industry benchmark for monthly rent per tenant. We believe that our annualized rate of new tenants added per tower per quarter is among the highest in the industry. As of March 31, 2001, the tenant count on owned towers was 6,425 or an average of 2.3 tenants per tower.

We have focused our capital expenditures on building new towers and acquiring existing towers. In general, we have chosen to build rather than buy the majority, 61%, of our towers because we believe the economics of building are more favorable. To date, our average construction cost of a new tower is approximately $240,000, while we believe the industry's average acquisition cost of a new tower over the last two years has been approximately $400,000.

While we have focused primarily on building new towers for growth, we have also acquired 1,115 towers as of March 31, 2001. We seek to acquire towers where we can increase cash flow to substantially reduce the tower cash flow multiple paid at acquisition through additional tenant leases. For the quarter ended March 31, 2001, we acquired 267 towers. The 267 acquisitions were completed at an aggregate purchase price of $91.8 million, an average price of approximately $343,900 per tower. In addition to what we have previously acquired, we are actively negotiating to acquire additional existing towers. In 2000 we entered into agreements to purchase 275 existing towers from TeleCorp PCS, Inc. (TeleCorp), and a total of 300 towers from U.S. Unwired. In March 2001, we acquired 203 towers under the TeleCorp agreement for $66.5 million, and we anticipate that we will acquire up to the remaining 72 towers from TeleCorp in the second and third quarter of 2001 for $23.6 million. In March 2001, we acquired an additional 14 towers from US Unwired and expect to acquire up to the remaining 159 towers from U.S. Unwired in the second and third quarters of 2001 for $54.1 million. As of March 31, 2001, we had agreements to acquire 306 towers in 29 separate transactions for an aggregate purchase price of approximately $101.8 million or an average acquisition price of approximately $333,000 per tower. These numbers do not include an option to purchase up to 100 additional towers from U.S. Unwired later in 2001. These acquisitions are subject to a number of conditions and may or may not close.

The following chart shows the number of towers we constructed for our own account and the number of towers we acquired during the periods indicated:

                                     Three months ended        Year ended
                                       March 31, 2001      December 31, 2000
                                     ------------------    -----------------
              Towers constructed             182                   779
              Towers acquired                267                   448

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

RESULTS OF OPERATIONS

As we continue our transition into site leasing, operating results in prior periods may not be meaningful predictors of future prospects. You should be aware of the dramatic changes in the nature and scope of our business when reviewing the ensuing discussion of comparative historical results. We expect that the acquisitions consummated to date and any future acquisitions, as well as our new tower builds, will have a material impact on future revenues, expenses and net loss. Revenues, cost of revenues, selling, general and administrative expenses, depreciation and amortization, interest income and interest expense each increased significantly in the three month period ended March 31, 2001 as compared to the respective period in the prior year, and some or all of those items may continue to increase significantly in future periods. Additionally, in the quarter ended March 31, 2001, we recorded an extraordinary loss of $5.1 million for the write-off of deferred financing fees associated with the termination of a senior credit facility. We believe that our new tower build programs may have a material effect on future financial results, which effect will probably be negative until such time, if ever, as the newly constructed towers attain higher levels of tenant use.

First Quarter 2001 Compared to the First Quarter 2000

Total revenues increased 74.0% to $53.0 million for the first quarter of 2001 from $30.4 million for the first quarter of 2000. Site development revenues increased 60.6% to $32.7 million in the first quarter of 2001 from $20.3 million in the first quarter of 2000 due to increases in both site development consulting revenues and construction revenues. Site development consulting revenues increased 13.0% to $6.3 million for the first quarter 2001 from $5.6 million for the first quarter of 2000, due to the increased demand for site acquisition and zoning services from wireless communications carriers. Site development construction revenues increased 78.6% to $26.4 million for the first quarter of 2001 from $14.8 million for the first quarter of 2000, due to the increased demand for construction services from wireless communications carriers and the number of projects on which services were rendered. Site leasing revenues increased 101.1% to $20.3 million for the first quarter of 2001, from $10.1 million for the first quarter of 2000, due to the increased number of tenants added to our towers, higher average rents received and the increase in the number of towers added to our portfolio.

Total cost of revenues increased 65.4% to $32.1 million for the first quarter of 2001 from $19.5 million for the first quarter of 2000. Site development cost of revenues increased 60.7% to $25.0 million for the first quarter of 2001 from $15.6 million in the first quarter of 2000 due to the increased volume in both site development consulting and construction revenues. Site development consulting cost of revenues increased 22.0% to $4.3 million for the first quarter of 2001 from $3.5 million for the first quarter of 2000 due primarily to higher revenues. Site development construction cost of revenues increased 72.0% to $20.7 million for the first quarter of 2001 from $12.0 million in the first quarter of 2000 due primarily to higher revenues. Site leasing cost of revenues increased 84.4% to $7.1 million for the first quarter of 2001 from $3.9 million for the first quarter of 2000, due primarily to the increased number of towers owned resulting in an increased amount of lease payments to site owners and related site costs.

Gross profit increased 89.3% to $20.8 million for the first quarter of 2001 from $11.0 million for the first quarter of 2000, due to increased site development and site leasing revenues. Gross profit from site development increased 60.4% to $7.7 million in the first quarter of 2001 from $4.8 million in the first quarter of 2000 due to higher site development revenues. Gross profit margins for site development remained relatively consistent for the first quarter of 2001 and 2000. Gross profit margin on site development consulting decreased to 31.9% for the first quarter of 2001 from 36.9% for the first quarter of 2000, reflecting different stages of project completions. Gross profit margin on site development construction increased in the first quarter of 2001 to 21.4% from 18.4% in the first quarter of 2000 as a result of our efforts to emphasize higher margin projects, such as antenna installation and use of less subcontractor labor. Gross profit for the site leasing business increased 111.4% to $13.2 million in the first quarter of 2001 from $6.2 million in the first quarter of 2000, and site leasing gross profit margin improved to 64.9% in the first quarter of 2001 from 61.7% in the first quarter of 2000. The increased gross profit was due to the substantially greater number of towers owned, the increase in the number of tenants, and the greater average revenue per tower in the 2001 period. The increase in gross margin was due to the increase in average revenue per tower, which was greater than the increase in average expenses. As a percentage of total revenues, gross profit increased to 39.3% of total revenues for the first quarter of 2001 from 36.1% for the first quarter of 2000 due primarily to increased levels of higher margin site leasing gross profit.

Selling, general and administrative expenses increased to $10.6 million for the first quarter of 2001 from $6.1 million for the first quarter of 2000. As a percentage of total revenues, selling, general and administrative expenses remained relatively consistent for the first quarter of 2001 and 2000. The increase in selling, general and administrative expenses represents the addition of additional offices, personnel and other infrastructure necessary to support our continued growth as well as increased non-cash compensation expense and development expenses. The amount recorded as non-cash compensation in the first quarter of 2001 was $0.8 million as compared to $0.2 million in the first quarter of 2000. This increase results from the Company's increased usage of both stock and options as a means of both rewarding and retaining key employees. The increase in developmental expenses is associated with much higher levels of new build and acquisition activity, particularly in our strategic siting efforts, and a more focused approach resulting in higher selectivity in the strategic sites we build. A portion of the increase in developmental expense is due to an increasingly difficult zoning environment. To a lesser extent, some of these expenses relate to pending acquisitions which ultimately did not close. This level of developmental expense may continue or even increase for the forseeable future.

Depreciation and amortization increased to $15.0 million for the first quarter of 2001 as compared to $6.8 million for the first quarter of 2000. This increase is directly related to the increased amount of fixed assets (primarily towers) we owned in 2001 as compared to 2000.

Operating loss was $(4.8) for the first quarter 2001, as compared to an operating loss of $(2.0) million for the first quarter of 2000. Total other expenses increased to $(12.7) million for the first quarter of 2001, as compared to $(7.5) million for the first quarter of 2000, primarily as a result of increased interest expense. The increase in interest expense is primarily due to additional interest expense on our $500.0 million 10 1/4 % senior notes issued in February 2001. The extraordinary item in 2001 of $(5.1) million relates to the write-off of deferred financing fees associated with a credit facility we terminated in the first quarter of 2001. Net loss was $(23.0) million for the first quarter of 2001 as compared to net loss of $(9.7) million for the first quarter of 2000.

Earnings before interest, taxes, depreciation and amortization, non-cash compensation expense and extraordinary items ("EBITDA") increased 115.7% to $11.0 million for the first quarter of 2001 from $5.1 million in the first quarter of 2000. The following table provides a reconciliation of EBITDA to net loss:

                                                 Three months ended March 31,
                                                 ----------------------------
                                                     2001            2000
                                                     ----            ----
                                                       (in thousands)

        EBITDA                                      $ 10,957        $ 5,079
        Interest expense                              (8,683)        (2,907)
        Amortization of original issue discount
           and debt issuance costs                    (6,968)        (6,217)
        Interest income                                3,000          1,528
        Provision for income taxes                      (354)          (224)
        Depreciation and amortization                (15,007)        (6,830)
        Other income (expense)                           (84)            51
        Non-cash compensation expense                   (788)          (203)
        Extraordinary item                            (5,069)             -
                                                    --------        -------
        Net loss                                    $(22,996)       $(9,723)
                                                    ========        =======


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

Net cash used in operations during the three months ended March 31, 2001 was $(16.7) million as compared to $(2.8) million in the three months ended March 31, 2000. Net cash used in investing activities for the three months ended March 31, 2001 was $(158.3) million compared to $(60.6) million for the three months ended March 31, 2000. This increase is primarily attributable to a higher level of tower acquisition and new build activity in 2001 versus 2000. Net cash provided by financing activities for the three months ended March 31, 2001 was $410.4 million compared to $171.9 million for the three months ended March 31, 2000. The increase in net cash provided by financing activities is primarily due to the issuance of our $500.0 million 10 1/4% senior notes completed in February 2001.

Our balance sheet reflected positive working capital of $238.8 million as of March 31, 2001 compared to $(27.5) million as of December 31, 2000. This change is primarily attributable to increased cash balances as a result of the issuance of our $500.0 million 10 1/4% senior notes completed in February 2001 and a reduction in payables.

In February 2001, the Company issued $500.0 million 10 1/4% senior notes due 2009, which produced net proceeds of approximately $484.0 million after deducting offering expenses. The Company used $105.0 million of these proceeds to repay all borrowings under the senior credit facility and terminated the senior credit agreement. On March 16, 2001, the Company used $66.5 million of the remaining proceeds to purchase 203 towers under our agreement with TeleCorp. We intend to use approximately $23.6 million of the remaining proceeds to purchase the remaining 72 towers under the TeleCorp agreement and approximately $49.8 million to purchase the remaining 159 towers from US Unwired. Remaining proceeds will be used to finance the construction and acquisitions of additional towers and related businesses and for general working capital purposes. Interest on these notes is payable on February 1 and August 1 of each year, beginning August 1, 2001. The 10 1/4% senior notes are unsecured and pari passu in right of payment with the Company's other existing and future senior indebtedness. The 10 1/4% senior notes place certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sale of assets, transactions with affiliates, sale and leaseback transactions, certain investments and our ability to merge or consolidate with other entities.

We have on file with the Commission shelf registration statements on Form S-4 registering up to a total of 3,000,000 shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services at various locations in the United States. During the three months ended March 31, 2001, we issued 277,202 shares of Class A common stock in connection with two acquisitions.

Our cash capital expenditures for the three month ended March 31, 2001 were $158.3 million, and for the year ended December 31, 2000 were $445.3 million. We currently plan to make total cash capital expenditures during the year ending December 31, 2001 of at least $400.0 million to $450.0 million, including up to $77.7 for the acquisition of up to 275 towers we have acquired or will acquire from TeleCorp and approximately $54.1 million for the acquisition of up to 173 towers we have acquired or will acquire from U.S. Unwired. Substantially all of these planned capital expenditures are expected to be funded by the proceeds of our $500.0 million 10 1/4% senior note offering completed in February 2001 and cash flow from operations. In April 2001, the Company received a commitment for a $300.0 million senior secured credit facility. The facility provides for a $100.0 million term loan and a $200.0 million revolving loan. This loan is expected to close in June 2001. At closing, $50.0 million of the term loan will be drawn. The additional $50.0 million available under the term loan will be drawn within six months of closing. The proceeds of this credit facility, if fully drawn, are expected to be sufficient to fund the existing capital expenditure plan thorough the end of 2002, as currently planned. Current plans for fiscal year 2002 cash capital expenditures are approximately $300.0 million. Availability under this facility will be based on certain covenants. The exact amount of our future capital expenditures will depend on a number of factors including acquisition opportunities that become available during the period, the needs of our build-to-suit customers and the availability to us of additional debt or equity capital on acceptable terms. Thereafter, however, or in the event we exceed current anticipated cash capital expenditures, we anticipate that we will need to seek additional equity or debt financing to fund our business plan. In the event that we do not have sufficient liquidity and there is not sufficient availability under the senior credit facility when an acquisition or construction opportunity arises, we would be required to seek additional debt or equity financing. Failure to obtain any such financing could require us to significantly reduce our planned capital expenditures and scale back the scope of our tower build-out or acquisitions, either of which could have a material adverse effect on our projected financial condition or results of operations. In addition we may need to refinance all or a portion of our indebtedness (including the 12% and the 10 1/4% senior notes) on or prior to scheduled maturity.

Our ability to make scheduled payments of principal of, or to pay interest on, our debt obligations, and our ability to refinance any such debt obligations (including the 12% and the 10 1/4% senior notes), or to fund planned capital expenditures, will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

INFLATION

The impact of inflation on our operations has not been significant to date. However, we cannot assure you that a high rate of inflation in the future will not adversely affect our operating results.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks which are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business, and in some cases relate to our acquisition of related businesses. We are subject to interest rate risk on our senior credit facility and any future financing requirements. Substantially all of our indebtedness currently conisists of fixed rate debt.

The following table presents the future principal payment obligations and weighted average interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of March 31, 2001:

                                                   (in thousands)
                                 2001     2002     2003     2004     Thereafter
                                 ----     ----     ----     ----     ----------
  Long-term debt:
  Fixed rate (12.0%)               --       --       --       --       $269,000
  Fixed rate (101/4%)              --                                  $500,000
  Note Payable
     variable rate (7.7275% at
     March 31, 2001)             $ 41     $ 50     $ 50     $ 25             --

Our primary market risk exposure relates to (1) the interest rate risk on long-term and short-term borrowings, (2) our ability to refinance our senior notes at maturity at market rates, (3) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants and (4) the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions. We manage the interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt and sometimes hedging instruments. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

Senior Discount Note Disclosure Requirements

The indentures governing our 12% senior discount notes due 2008 and our 10 1/4% senior notes due 2009 require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries and the disclosure to be made of Tower Cash Flow, as defined in the indentures, for the most recent fiscal quarter and Adjusted Consolidated Cash Flow, as defined in the indentures, for the most recently completed four-quarter period. As of March 31, 2001 we had no unrestricted subsidiaries. Tower cash flow, as defined in the indentures, for the quarter ended March 31, 2001 was $8.0 million. Adjusted Consolidated Cash Flow for the twelve months ended March 31, 2001 was $41.8 million.

Disclosure Regarding Forward-Looking Statements

This quarterly report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act. Discussions containing forward-looking statements may be found in the material set forth in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

         o our strategy to transition the primary focus of our business from site development services toward the site leasing business, including our intent to make strategic acquisitions of towers and tower companies;
         o anticipated trends in the site development industry and its effect on our revenues and profits;
         o our estimates regarding the future development of the site leasing industry and its effect on our site leasing revenues;
         o our plan to continue to construct and acquire tower assets and the resulting effect on our revenues, capital expenditures, expenses and net income;
         o our ability to successfully conclude letters of intent or definitive agreements for newly built towers or acquisitions of existing towers and the resulting effect on our financial operations;
         o our estimate of the amount of cash capital expenditures for the years ending December 31, 2001 and 2002 that will be required for the construction or acquisition of communications sites;
         o our intention to fund capital expenditures through the end of 2002 from the net proceeds of February 2001 10 1/4% senior note offering, cash flow from operations and borrowings under any new senior secured credit facility we enter into; and
         o the potential for continued developmental expenses at or greater than levels experienced in the first quarter of 2001.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

         o    our ability to secure as many site leasing tenants as planned;
         o our ability to expand our site leasing business and maintain or expand our site development business;
         o our ability to complete construction of new towers on a timely and cost-efficient basis, including our ability to successfully address zoning issues, carrier design changes, changing local market conditions and the impact of adverse weather conditions;
         o our ability to identify and acquire new towers, including our capability to timely complete a review of the business, financial, and legal aspects of a new tower and obtain third party consents;
         o    our ability to retain current lessees on newly acquired towers;
         o our ability to realize economies of scale for newly acquired towers;
         o the continued dependence on towers and outsourced site development services by the wireless communications industry;
         o our ability to compete effectively for new tower opportunities and site development services in light of increased competition; and
         o our ability to close on our senior secured credit facility and raise substantial additional financing to expand our tower holdings.

We assume no responsibility for updating forward-looking statements in this quarterly report.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) None

      (b) REPORTS ON FORM 8-K

          The Company filed a report on Form 8-K on January 22, 2001. In the report, the Company reported under Item 9 certain operational results.

          The Company filed a report on Form 8-K on February 1, 2001. In the report, the Company reported under Item 5 the issuance of $500.0 million 10 1/4% senior notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



May 15, 2001                              /s/  John Marino
                                          ----------------------------
                                          John Marino
                                          Chief Financial Officer
                                          (Duly Authorized Officer)


May 15, 2001                              /s/  Pamela J. Kline
                                          -----------------------------
                                          Pamela J. Kline
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)