Form 10-Q
period 2001-06-30
SBA COMMUNICATIONS CORP
filed 2001-08-14
CIK 1034054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2001

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


                                 (561) 995-7670
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
--------------------------------------------------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirement for the past 90 days.

                                                Yes   X       No
                                                   ------        ------


         Number of shares of common stock outstanding at August 9, 2001

                    Class A Common Stock - 42,015,028 shares
                    Class B Common Stock -  5,455,595 shares

                         SBA COMMUNICATIONS CORPORATION


                                      INDEX



                                                                                                        Page
                                                                                                        ----
PART I  -  FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

   Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000                                   3

   Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000         4

   Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000                   5

   Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2001                   6

   Condensed Notes to Consolidated Financial Statements                                                    7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations           11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                      17

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Shareholders                                        19

Item 6.   Exhibits and Reports on Form 8-K                                                                19

SIGNATURES                                                                                                20


ITEM 1:  UNAUDITED FINANCIAL STATEMENTS

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except per share amounts)



                                                                                    June 30, 2001          December 31, 2000
                                                                                    -------------          -----------------
                                        ASSETS
Current assets:
         Cash and cash equivalents                                                    $  150,875                $ 14,980
         Accounts receivable, net of allowance of $3,179 and $2,117 in
            2001 and 2000, respectively                                                   65,032                  47,704
         Prepaid and other current assets                                                  8,090                   5,968
         Costs and estimated earnings in excess of billings on
            uncompleted contracts                                                          6,549                  13,584
                                                                                    -------------          --------------
                           Total current assets                                          230,546                  82,236

         Property and equipment, net                                                   1,056,166                 765,815
         Intangible assets, net                                                          116,870                  83,387
         Other assets                                                                     10,600                  17,380
                                                                                    -------------          --------------
                           Total assets                                               $1,414,182                $948,818
                                                                                    =============          ==============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                             $   54,746                $ 76,944
         Accrued expenses                                                                 12,331                  13,504
         Current portion - notes payable                                                     713                   2,606
         Interest payable                                                                 20,921                      49
         Billings in excess of costs and estimated earnings
            on uncompleted contracts                                                       5,084                   5,942
         Other current liabilities                                                        14,144                  10,665
                                                                                    -------------          --------------
                           Total current liabilities                                     107,939                 109,710
                                                                                    -------------          --------------

Long-term liabilities:
         Senior discount notes payable                                                   221,587                 209,042
         Senior notes payable                                                            500,000                       -
         Notes payable                                                                    50,381                  72,625
         Deferred tax liabilities, net                                                    18,465                  18,445
         Other long-term liabilities                                                       1,325                     836
                                                                                    -------------          --------------
                           Total long-term liabilities                                   791,758                 300,948
                                                                                    -------------          --------------

Commitments and contingencies (see Note 8)

Shareholders' equity:
         Common stock-Class A par value $.01 (100,000 shares authorized),
            41,999 and 40,989 shares issued and outstanding in 2001 and 2000,
            respectively                                                                     420                     410
         Common stock-Class B  par value $.01 (8,100 shares authorized),
          5,456 shares issued and outstanding in 2001 and 2000                                55                      55
          Additional paid-in capital                                                     650,002                 627,370
          Accumulated deficit                                                           (135,992)                (89,675)
                                                                                    -------------          --------------
                    Total shareholders' equity                                           514,485                 538,160
                                                                                    -------------          --------------

                    Total liabilities and shareholders' equity                        $1,414,182                $948,818
                                                                                    =============          ==============



The accompanying Condensed Notes to Consolidated Financial Statements on pages 7 through 11 herein are an integral part of these consolidated financial statements.

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)



                                                                  For the three months                  For the six months
                                                                     ended June 30,                        ended June 30,
                                                                ------------------------           ----------------------------
                                                                  2001             2000              2001                2000
                                                                  ----             ----              ----                ----
Revenues:
   Site development                                           $  32,840        $  26,692          $  65,513           $  47,034
   Site leasing                                                  24,915           11,811             45,198              21,898
                                                              ---------        ---------          ---------           ---------
          Total revenues                                         57,755           38,503            110,711              68,932
                                                              ---------        ---------          ---------           ---------


Cost of revenues (exclusive of depreciation and
   amortization shown below):
   Cost of site development                                      25,214           20,650             50,232              36,219
   Cost of site leasing                                           9,110            4,459             16,238               8,324
                                                              ---------        ---------          ---------           ---------
         Total cost of revenues                                  34,324           25,109             66,470              44,543
                                                              ---------        ---------          ---------           ---------

         Gross profit                                            23,431           13,394             44,241              24,389

Operating expenses:
   Selling, general and administrative                           10,759            6,338             21,400              12,456
   Depreciation and amortization                                 18,368            7,932             33,375              14,763
                                                              ---------        ---------          ---------           ---------
         Total operating expenses                                29,127           14,270             54,775              27,219
                                                              ---------        ---------          ---------           ---------

         Operating loss                                          (5,696)            (876)           (10,534)             (2,830)

Other income (expense):
   Interest income                                                2,207            1,293              5,207               2,821
   Interest expense                                             (11,954)          (1,620)           (20,637)             (4,527)
   Non-cash amortization of original issue discount and
        debt issuance costs                                      (7,288)          (6,352)           (14,256)            (12,569)
   Other                                                           (112)               -               (196)                 51
                                                              ---------        ---------          ---------           ---------
         Total other expense                                    (17,147)          (6,679)           (29,882)            (14,224)
                                                              ---------        ---------          ---------           ---------

         Loss before provision for income taxes and
              extraordinary item                                (22,843)          (7,555)           (40,416)            (17,054)

Provision for income taxes                                         (478)            (353)              (832)               (577)
                                                               --------        ---------          ---------           ---------


        Net loss before extraordinary item                      (23,321)          (7,908)           (41,248)            (17,631)

Extraordinary item - write-off of deferred financing fees             -                -             (5,069)                  -
                                                              ---------        ---------          ---------           ---------

         Net loss                                             $ (23,321)       $  (7,908)         $ (46,317)          $ (17,631)
                                                              =========        =========          =========           =========


Basic and diluted loss per common share before
   extraordinary item                                         $   (0.50)       $   (0.20)         $   (0.88)          $   (0.47)
Extraordinary item - write-off of deferred financing fees             -                -          $   (0.11)                  -
                                                              ---------        ---------          ---------           ---------
Basic and diluted loss per common share                       $   (0.50)       $   (0.20)         $   (0.99)          $   (0.47)
                                                              =========        =========          =========           =========
Basic and diluted weighted average number of shares of
   common stock                                                  47,105           39,234             46,954              37,308
                                                              =========        =========          =========           =========



The accompanying Condensed Notes to Consolidated Financial Statements on pages 7 through 11 herein are an integral part of these consolidated financial statements.

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)



                                                                                            For the six months ended June 30,
                                                                                            ---------------------------------
                                                                                                 2001                2000
                                                                                                 ----                ----
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net loss                                                                                  $  (46,317)           $ (17,631)
   Adjustments to reconcile net loss to net cash provided by
     operating activities-
   Depreciation and amortization                                                                 33,375               14,763
   Non-cash compensation expense                                                                  1,679                  203
   Provision for doubtful accounts                                                                  744                  893
   Amortization of original issue discount and debt issuance costs                               14,256               12,569
   Write-off of deferred financing fees                                                           5,069                    -
   Changes in operating assets and liabilities:
     (Increase) decrease in-
         Accounts receivable                                                                    (10,311)             (11,122)
         Prepaid and other current assets                                                        (2,107)              (2,971)
         Costs and estimated earnings in excess of
              billings on uncompleted contracts                                                   7,985               (4,981)
         Other assets                                                                             5,971               (1,354)
   Increase (decrease) in-
         Accounts payable                                                                       (23,836)              17,919
         Accrued expenses                                                                        (2,005)               3,258
         Accrued interest                                                                        20,872                  188
         Other liabilities                                                                        2,946                1,333
         Billings in excess of costs and estimated earnings on uncompleted contracts             (1,061)               1,408
                                                                                              ---------            ---------
         Total adjustments                                                                       53,577               32,106
                                                                                              ---------            ---------
         Net cash provided by operating activities                                                7,260               14,475
                                                                                              ---------            ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Tower and other capital expenditures                                                        (327,318)            (163,153)
                                                                                              ---------            ---------
         Net cash used in investing activities                                                 (327,318)            (163,153)
                                                                                              ---------            ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Net proceeds from common stock offerings                                                           -              229,594
   Proceeds from option exercise                                                                  2,474                2,735
   Proceeds from senior notes payable, net of financing fees                                    484,266                    -
   Borrowings under senior credit facility                                                       30,000               11,000
   Proceeds from senior secured credit facility, net of financing fees                           44,320                    -
   Repayment of senior credit facility and notes payable                                       (105,107)             (70,525)
   Deferred financing fees                                                                            -                  (58)
                                                                                              ---------            ---------
         Net cash provided by financing activities                                              455,953              172,746
                                                                                              ---------            ---------
         Net increase in cash and cash equivalents                                              135,895               24,068
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                           14,980                3,131
                                                                                              ---------            ---------
   End of period                                                                             $  150,875            $  27,199
                                                                                              =========            =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest                                                                            $    1,303              $ 6,119
         Taxes                                                                               $    1,784                $ 688

NON-CASH INVESTING ACTIVITIES:
Assets acquired in connection with acquisitions                                              $   45,524             $ 25,576
Liabilities assumed in connection with acquisitions                                          $   (4,549)            $   (315)
Common stock issued in connection with acquisitions                                          $  (18,489)            $(20,023)



The accompanying Condensed Notes to Consolidated Financial Statements on pages 7 through 11 herein are an integral part of these consolidated financial statements.

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (unaudited)
                                 (in thousands)



                                                                                       Additional
                                                                                        Paid-In    Accumulated
                                                             Common Stock               Capital      Deficit     Total
                                            ----------------------------------------   ----------  ---------------------
                                                  Class A               Class B
                                                  -------               -------
                                             Number     Amount    Number     Amount
                                             ------     ------    ------     ------
BALANCE, December 31, 2000                  40,989       $410      5,456       $55     $627,370     $ (89,675)  $538,160
   Common stock issued in connection with
       acquisitions                            579          6          -         -       18,483             -     18,489
   Exercise of employee stock options          431          4          -         -        2,470             -      2,474
   Non-cash compensation adjustment              -          -          -         -        1,679             -      1,679
   Net loss                                      -          -          -         -                    (46,317)   (46,317)
                                            ------       ----      -----       ---     --------    ----------   --------
BALANCE, June 30, 2001                      41,999       $420      5,456       $55     $650,002     $(135,992)  $514,485
                                            ======       ====      =====       ===     ========    ==========   ========


The accompanying Condensed Notes to Consolidated Financial Statements on pages 7 through 11 herein are an integral part of these consolidated financial statements.

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

During the three and six months ended June 30, 2001 and 2000, the Company did not have any changes in its equity resulting from non-owner sources and accordingly, comprehensive income was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

The Company has potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for all periods presented. There were 3.5 million and 3.0 million options outstanding at June 30, 2001 and 2000, respectively.

2. CURRENT ACCOUNTING PRONOUNCEMENTS

In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133. SFAS 133 established accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133 and amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. The Company adopted SFAS 138 on January 1, 2001 and there was not a significant impact from the adoption.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). This standard eliminates the amortization of goodwill against earnings. Instead, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Goodwill will be written-down against earnings only in the periods in which the recorded value of goodwill is more than its fair value. Goodwill existing at June 30, 2001 will continue to be amortized until December 31, 2001. Goodwill acquired subsequent to June 30, 2001 will not be amortized during the year ending December 31, 2001. Management expects to have SFAS 142 fully implemented by January 1, 2002, however, the effect SFAS 142 will have on the consolidated financial statements has not been determined.

In June 2001, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position (SOP) entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. The proposed SOP may limit the ability of companies to capitalize certain costs as part of property, plant and equipment (PP&E). The proposed SOP would also require that each significant separately identifiable part of PP&E with a useful life different from the useful life of the PP&E to which it relates be accounted for separately and depreciated over the individual component's expected useful life. The proposed SOP would be effective for fiscal years beginning after June 15, 2002. Management has not determined the effect this SOP, if issued as proposed, would have on the consolidated financial statements but it may be material.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations. SFAS 141 addresses financial accounting and reporting for business combinations and supercedes APB NO. 16, Business Combinations and SFAS No. 38 Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective June 30, 2001. The adoption of SFAS 141 did not have an impact on the Company's consolidated financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                           As of
                                                June 30,         December 31,
                                                  2001              2000
                                                --------         ------------
                                                       (in thousands)

Towers                                          $1,019,968       $ 721,361
Construction in process                             81,080          69,012
Furniture, equipment and vehicles                   28,869          19,497
Land                                                10,876          10,014
Buildings and improvements                             704             625
                                                ----------       ---------
                                                 1,141,497         820,509
Less: accumulated depreciation and
     amortization                                  (85,331)        (54,694)
                                                ----------       ---------
Property and equipment, net                     $1,056,166       $ 765,815
                                                ==========       =========



Construction in process represents costs incurred related to towers which are under development. Interest is capitalized in connection with the construction of towers. Approximately $1.5 and $1.6 million of interest cost was capitalized during the six months ended June 30, 2001 and the year ended December 31, 2000, respectively.

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:



                                                          For the six months ended      For the year ended
                                                                June 30, 2001           December 31, 2000
                                                          ------------------------      ------------------
                                                                              (in thousands)

Costs incurred on uncompleted contracts                           $31,634                   $ 48,060
Estimated earnings                                                  9,388                      9,941
Billings to date                                                  (39,557)                   (50,359)
                                                                  -------                   --------
                                                                  $ 1,465                   $  7,642
                                                                  =======                   ========



                                                               As of                        As of
                                                            June 30, 2001             December 31, 2000
                                                            -------------             -----------------
                                                                          (in thousands)
Costs and estimated earnings in excess of billings on
         uncompleted contracts                                    $ 6,549                   $ 13,584
Billings in excess of costs and estimated earnings on
         uncompleted contracts                                     (5,084)                    (5,942)
                                                                  -------                   --------
                                                                  $ 1,465                   $  7,642

5.     CURRENT AND LONG-TERM DEBT




                                                                             As of           As of
                                                                        June 30, 2001    December 31, 2000
                                                                        -------------    -----------------
                                                                                 (in thousands)
   12% senior discount notes, net of unamortized original issue discount of  $47,413 at June 30, 2001, unsecured, cash
   interest payable semi-annually in arrears beginning
   September 1, 2003, balloon principal payment of $269,000 due at
   maturity on March 1, 2008.                                               $221,587        $209,042

   10 1/4% senior notes, unsecured, interest payable semi-annually beginning August, 2001, balloon principal payment of $500,000 due
   at maturity on February 1, 2009.                                          500,000               -

   Senior secured credit facility term loan, interest at varying rates
   (6.60% at June 30, 2001) quarterly installments based on reduced
   availability beginning September 30, 2003, maturing June 15, 2007.         50,000               -

   Notes payable, interest at varying rates (2.9% to 11.4% at
   June 30, 2001).                                                             1,094             231

   Senior credit facility term loan, repaid in February 2001.                      -          50,000

   Senior credit facility revolving loan, repaid in March 2001.                    -          25,000
                                                                           ---------       ---------
                                                                             772,681         284,273
   Less:  current maturities                                                    (713)         (2,606)
                                                                           ---------       ---------
   Long-term debt                                                           $771,968        $281,667
                                                                           =========       =========



6. SHAREHOLDERS' EQUITY

In January 2001, the Company entered into bonus agreements with certain executives and employees to issue shares, or options to acquire shares, of the Company's Class A common stock. The Company expects to record approximately $3.1 million of non-cash compensation expense in 2001 and $1.1 million in non-cash compensation expense in each year from 2002 through 2006. The Company recorded approximately $0.9 million and $1.7 million in non-cash compensation expense during the three and six months ended June 30, 2001, respectively.

7. INCOME TAXES

The components of the provision for income taxes are as follows:

                                                     For the six months ended
                                                     ------------------------
                                                 June 30, 2001    June 30, 2000
                                                 -------------    -------------
                                                         (in thousands)

              Federal income tax                   $ 15,465          $ 5,798
              State income tax                         (825)            (570)
              Foreign tax                                (7)              (7)
              Change in valuation allowance         (15,465)          (5,798)
                                                   --------          -------
                                                   $   (832)         $  (577)
                                                   ========          =======

The Company has taxable losses in the three and six months ended June 30, 2001 and 2000, and as a result net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not "more likely than not" that the Company will generate sufficient taxable income in future periods to recognize the assets.

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

As part of the consideration for its acquisitions, the Company sometimes agrees to issue additional shares of Class A common stock if the towers or businesses that are acquired meet or exceed certain earnings or new tower targets in the 1-3 years after they have been acquired. As of June 30, 2001, the Company had the obligation to issue approximately 1.9 million additional shares of Class A common stock and pay approximately $5.5 million in cash if the earnings targets identified in various acquisition agreements are met.


9. ACQUISITONS

During the six months ended June 30, 2001 the Company completed 50 acquisitions, all of which were individually insignificant to the Company. The aggregate purchase price for the acquisitions was $194.1 million for the six months ended June 30, 2001.

10. SEGMENT DATA

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

The  Company's  segment   information  for  revenues,   gross  profit,   capital
expenditures (including assets acquired through the issuance of the Company's Class A common stock) and assets is as follows:

                                                        For the six months
                                                          ended June 30,
                                                      ----------------------
                                                         2001         2000
                                                         ----         ----
                                                           (in thousands)
             Revenues:
                Site development - consulting         $ 13,890      $ 12,431
                Site development - construction         51,623        34,603
                Site leasing                            45,198        21,898
                                                      --------      --------
                                                      $110,711      $ 68,932
                                                      ========      ========
             Gross profit:
                Site development - consulting         $  4,487      $  4,236
                Site development - construction         10,794         6,579
                Site leasing                            28,960        13,574
                                                      --------      --------
                                                      $ 44,241      $ 24,389
                                                      ========      ========

             Capital expenditures:
                Site development - consulting         $    918      $    914
                Site development - construction         29,901         1,417
                Site leasing                           313,212       180,339
                Assets not identified by segment         1,776           506
                                                      --------      --------
                                                      $345,807      $183,176
                                                      ========      ========

                                               As of               As of
                                           June 30, 2001     December 31, 2000
                                           -------------     -----------------
                                                      (in thousands)
       Assets:
          Site development - consulting      $   11,150          $ 14,248
          Site development - construction       129,899            99,962
          Site leasing                        1,091,939           815,660
          Assets not identified by segment      181,194            18,948
                                             ----------          --------
                                             $1,414,182          $948,818
                                             ==========          ========


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

Site Leasing Services

In 1997, we began aggressively expanding our site leasing business by capitalizing on our nationally recognized site development experience and strong relationships with wireless service providers to take advantage of the trends toward independent tower ownerships and co-location, which is the placement of multiple antennas on one tower. As of June 30, 2001, we owned or controlled 3,254 towers and had agreements providing us with the rights to acquire 407 additional existing towers. As of June 30, 2001 we had carrier directives to build approximately 500 additional towers and had, in various phases of development, 1,100 sites we had internally identified as desirable locations on which to build a tower. Subsequent to our decision to scale back our construction plan and operation discussed below, we had a total of approximately 1,000 sites in our backlog.

We believe our history and experience in providing site development services gives us a competitive advantage in choosing the most attractive locations on which to build new towers or buy existing towers, as measured by our success in increasing tower revenues and cash flows. Based on tenant leases executed as of June 30, 2001, same tower revenue growth for the trailing twelve months on the 1,660 towers we owned as of June 30, 2000 was 30%. We signed 321 new tenant leases in the quarter ended June 30, 2001 on the 2,839 towers we owned at the beginning of the quarter, at an average initial monthly rent of $1,559. Our annualized rate of tenants added per tower, on a broadband equivalent basis, was
 .47, .52, .56, and .59, for the quarters ended June 30, 2001, March 31, 2001,
December 31, 2000, and September 30, 2000, respectively. A broadband equivalent basis is calculated by dividing total lease revenue by $1,500, an industry benchmark for monthly rent per tenant. We believe that our annualized rate of new tenants added per tower per quarter is among the highest in the industry. As of June 30, 2001, the tenant count on owned towers was 7,202 or an average of
2.2 tenants per tower.

We have focused our capital expenditures on building new towers and acquiring existing towers and related businesses. Our average construction cost of a new tower is approximately $250,000, while we believe the industry's average acquisition cost of a new tower over the last two years has been approximately $350,000. As a result of these favorable economics, we have historically elected to build the majority, 59%, of our towers. However, this trend changed somewhat in the first half of 2001 as the average acquisition price per tower declined. We acquired more towers than we built in the first half of 2001, and in the second half of 2001, we again expect to acquire more towers than we build. On August 9, 2001 we announced that, in light of our assessment of capital market conditions, acquisition opportunities and our success in growing our tower portfolio year-to-date, we were adjusting our new tower build construction plan and operation to produce 100-150 new towers per quarter commencing with the third quarter of 2001, instead of the 200 to 250 new towers per quarter previously built or capable of being built by the Company. We now expect to build a total of approximately 600-700 new towers in 2001 and approximately 400 to 600 in 2002. The adjustment is not expected to impact our anticipated portfolio at year-end 2001 of 3,800 to 4,000 towers. In connection with the adjustment to the scale of our new tower construction operation, we expect to incur a non-recurring developmental charge in the third quarter of 2001, estimated to be between $21.0 million and $24.0 million. Included in the charge will be a write-off of costs reflected on our balance sheet as work in process for certain new tower build sites for which development activity is expected to be abandoned, costs of employee separation for certain employees and costs associated with the closing or consolidation of selected offices that were utilized primarily in our new asset development activities.

We have acquired 1,321 towers as of June 30, 2001. We seek to acquire towers where we have also acquired 1,321 towers as of June 30, 2001. We seek to acquire towers where we can increase cash flow to substantially reduce the tower cash flow multiple paid at acquisition through additional tenant leases. For the quarter ended June 30, 2001, we acquired 206 towers. The 206 tower acquisitions were completed at an aggregate purchase price of $70.1 million, an average price of approximately $340,000 per tower. In addition to what we have previously acquired, we are actively negotiating to acquire additional existing towers. In 2000, we entered into agreements to purchase 275 existing towers from TeleCorp PCS, Inc. (TeleCorp), and a total of 300 towers including an option to purchase up to an additional 100 towers from US Unwired. During the six months ended June 30, 2001, we acquired 238 towers under the TeleCorp agreement for $77.9 million and 141 towers under the US Unwired agreement for $44.1 million. As of June 30, 2001, we had agreements giving us the right to acquire 407 additional towers in 37 separate transactions for an aggregate purchase price of approximately $107.1 million or an average acquisition price of approximately $263,000 per tower. These numbers do not include an option to purchase up to 100 additional towers from US Unwired later in 2001. These acquisitions are subject to a number of conditions and may or may not close.

The following chart shows the number of towers we constructed for our own account and the number of towers we acquired during the periods indicated:

                                    Six months ended          Year ended
                                     June 30, 2001         December 31, 2000
                                    ----------------       -----------------
             Towers constructed           391                     779
             Towers acquired              473                     448

Site Development Services

Our site development business consists of two segments, site development consulting and site development construction, through which we provide wireless service providers a full range of end-to-end services. In the consulting segment of our site development business, we offer clients the following services: (1) network pre-design; (2) identification of potential locations for towers and antennas; (3) support in buying or leasing the location; and (4) assistance in obtaining zoning approvals and permits. In the construction segment of our site development business we provide a number of services, including the following:
(1) tower and related site construction; (2) switch construction; (3) antenna installation; and (4) radio equipment installation, optimization and service.

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

RESULTS OF OPERATIONS

As we continue our transition into site leasing, operating results in prior periods may not be meaningful predictors of future prospects. You should be aware of the dramatic changes in the nature and scope of our business when reviewing the ensuing discussion of comparative historical results. We expect that the acquisitions consummated to date and any future acquisitions, as well as our new tower builds, will have a material impact on future revenues, expenses and net loss. Revenues, cost of revenues, selling, general and administrative expenses, depreciation and amortization, interest income and interest expense each increased significantly in the three and six month period ended June 30, 2001 as compared to the respective periods in the prior year, and some or all of those items may continue to increase significantly in future periods. Additionally, during the six months ended June 30, 2001, we recorded an extraordinary loss of $5.1 million for the write-off of deferred financing fees associated with the termination of a senior credit facility. We believe that our new tower build programs may have a material effect on future financial results, and that effect will probably be negative until such time, if ever, as the newly constructed towers attain higher levels of tenant use.

Second Quarter 2001 compared to the Second Quarter 2000

Total revenues increased 50.0% to $57.8 million for the second quarter of 2001 from $38.5 million for the second quarter of 2000. Site development revenues increased 23.0% to $32.8 million in the second quarter of 2001 from $26.7 million in the second quarter of 2000 due to increases in both site development consulting revenues and construction revenues. Site development consulting revenues increased 10.7% to $7.6 million for the second quarter 2001 from $6.9 million for the second quarter of 2000, due to the increased demand for site acquisition and zoning services from wireless communications carriers and our efforts to increase our range of services.

Site development construction revenues increased 27.3% to $25.3 million for the second quarter of 2001 from $19.8 million for the second quarter of 2000, due to the increased demand for construction services from wireless communications carriers, the number of projects on which services were rendered and the acquisition of several small construction companies. Site leasing revenues increased 110.9% to $24.9 million for the second quarter of 2001, from $11.8 million for the second quarter of 2000, due to the increased number of tenants added to our towers, higher average rents received and the increase in the number of towers added to our portfolio.

Total cost of revenues increased 36.7% to $34.3 million for the second quarter of 2001 from $25.1 million for the second quarter of 2000. Site development cost of revenues increased 22.1% to $25.2 million for the second quarter of 2001 from $20.7 million in the second quarter of 2000 due to the increased volume in both site development consulting and construction revenues. Site development consulting cost of revenues increased 9.3% to $5.1 million for the second quarter of 2001 from $4.7 million for the second quarter of 2000 due primarily to higher revenues. Site development construction cost of revenues increased 25.8% to $20.1 million for the second quarter of 2001 from $16.0 million in the second quarter of 2000 due primarily to higher revenues. Site leasing cost of revenues increased 104.3% to $9.1 million for the second quarter of 2001 from $4.5 million for the first quarter of 2000, due primarily to the increased number of towers owned resulting in an increased amount of lease payments to site owners and other related site costs.

Gross profit increased 74.9% to $23.4 million for the second quarter of 2001 from $13.4 million for the second quarter of 2000, due to increased site development and site leasing revenues. Gross profit from site development increased 26.2% to $7.6 million in the second quarter of 2001 from $6.0 million in the second quarter of 2000 due to higher site development revenues. Gross profit margins from site development remained relatively consistent for the second quarter of 2001 and 2000. Gross profit margin on site development consulting also remained relatively consistent. Gross profit margin on site development construction increased in the second quarter of 2001 to 20.4% from 11.0% in the second quarter of 2000 as a result of our efforts to emphasize higher margin projects, such as antenna installation and use of less subcontractor labor. Gross profit for the site leasing business increased 115.0% to $15.8 million in the second quarter of 2001 from $7.4 million in the second quarter of 2000, and site leasing gross profit margin improved to 63.4% in the second quarter of 2001 from 62.2% in the second quarter of 2000. The increased gross profit was due to the substantially greater number of towers owned, the increase in the number of tenants and the greater average revenue per tower in the 2001 period. As a percentage of total revenues, gross profit increased to 40.6% of total revenues for the second quarter of 2001 from 34.8% for the second quarter of 2000 due primarily to increased levels of higher margin site leasing gross profit.

Selling, general and administrative expenses increased 69.8% to $10.8 million for the second quarter of 2001 from $6.3 million for the second quarter of 2000. The increase in selling, general and administrative expenses represented the addition of offices, personnel and other infrastructure necessary to support our continued growth as well as increased non-cash compensation expense and recurring developmental expenses. The amount recorded as non-cash compensation in the second quarter of 2001 was $0.9 million and no non-cash compensation expense was recorded in the second quarter of 2000. This increase results from the Company's increased usage of both common stock and options to purchase shares of common stock as a means of both rewarding and retaining key employees. The increase in recurring developmental expenses is due to higher levels of new build and acquisition activity, the increasingly difficult zoning environment and, to a lessor extent, pending acquisitions that ultimately did not close. In the third quarter, we anticipate recording a non-recurring developmental charge between $21.0 million and $24.0 million relating to a reduction in the scale of our new tower construction operations. As a result of this decision, developmental expenses may decline in future quarters.

Depreciation and amortization increased to $18.4 million for the second quarter of 2001 as compared to $7.9 million for the second quarter of 2000. This increase is directly related to the increased amount of fixed assets (primarily towers) we owned in 2001 as compared to 2000.

Operating loss was $(5.7) million for the second quarter 2001, as compared to an operating loss of $(0.9) million for the second quarter of 2000. Total other expenses increased to $(17.1) million for the second quarter of 2001, as compared to $(6.7) million for the second quarter of 2000, primarily as a result of increased interest expense. The increase in interest expense is primarily due to additional interest expense on our $500.0 million 10 1/4% senior notes issued in February 2001 and the related amortization of deferred financing fees partially offset by an increase in interest income due to higher cash balance as a result of the issuance of 10 1/4% senior notes.

Earnings before interest, taxes, depreciation and amortization, non-cash compensation expense and extraordinary items ("EBITDA") increased 92.2% to $13.6 million for the second quarter of 2001 from $7.1 million in the second quarter of 2000. The following table provides a reconciliation of EBITDA to net loss:

                                                   Three months ended June 30,
                                                   ---------------------------
                                                     2001               2000
                                                     ----               ----
                                                         (in thousands)

        EBITDA                                      $ 13,563           $ 7,056
        Interest expense                             (11,954)           (1,620)
        Amortization of original issue discount
           and debt issuance costs                    (7,288)           (6,352)
        Interest income                                2,207             1,293
        Provision for income taxes                      (478)             (353)
        Depreciation and amortization                (18,368)           (7,932)
        Other expense                                   (112)                -
        Non-cash compensation expense                   (891)                -
                                                   ---------          --------
        Net loss                                    $(23,321)          $(7,908)
                                                   =========          ========

First Half of 2001 compared to the First Half of 2000

Total revenues increased 60.6% to $110.7 million for the first half of 2001 from $68.9 million for the first half of 2000. Site development revenues increased 39.3% to $65.5 million in the first half of 2001 from $47.0 million in the first half of 2000 due to increases in both site development consulting revenues and construction revenues. Site development consulting revenues increased 11.7% to $13.9 million for the first half 2001 from $12.4 million for the first half of 2000, due to the increased demand for site acquisition, zoning and other consulting services from wireless communications carriers. Site development construction revenues increased 49.2% to $51.6 million for the first half of 2001 from $34.6 million for the first half of 2000, due to the increased demand for construction services from wireless communications carriers, the number of projects on which services were rendered and the acquisition of several small construction companies. Site leasing revenues increased 106.4% to $45.2 million for the first half of 2001, from $21.9 million for the first half of 2000, due to the increased number of tenants added to our towers, higher average rents received and the increase in the number of towers added to our portfolio.

Total cost of revenues increased 49.2% to $66.5 million for the first half of 2001 from $44.5 million for the first half of 2000. Site development cost of revenues increased 38.7% to $50.2 million for the first half of 2001 from $36.2 million in the first half of 2000 due to the increased volume in both site development consulting and construction revenues. Site development consulting cost of revenues increased 14.8% to $9.4 million for the first half of 2001 from $8.2 million for the first half of 2000 due primarily to higher revenues. Site development construction cost of revenues increased 45.7% to $40.8 million for the first half of 2001 from $28.0 million in the first half of 2000 due primarily to higher revenues. Site leasing cost of revenues increased 95.1% to $16.2 million for the first half of 2001 from $8.3 million for the first half of 2000, due primarily to the increased number of towers owned resulting in an increased amount of lease payments to site owners and other related site costs.

Gross profit increased 81.4% to $44.2 million for the first half of 2001 from $24.4 million for the first half of 2000, due to increased site development and site leasing revenues. Gross profit from site development increased 41.3% to $15.3 million in the first half of 2001 from $10.8 million in the first half of 2000 due to higher site development revenues. Gross profit margins for site development remained relatively consistent for the first half of 2001 as compared to the first half of 2000. Gross profit margin on site development consulting decreased to 32.3% for the first half of 2001 from 34.1% for the first half of 2000, reflecting different states of project completions. Gross profit margin on site development construction increased in the first half of 2001 to 20.9% from 12.2% in the first half of 2000 as a result of our efforts to emphasize higher margin projects, such as antenna installation, and the use of less subcontractor labor. Gross profit for the site leasing business increased 113.3% to $29.0 million in the first half of

2001 from $13.6 million in the first half of 2000, and site leasing gross profit margin improved to 64.1% in the first half of 2001 from 62.0% in the first half of 2000. The increased gross profit was due to the substantially greater number of towers owned, the increase in the number of tenants and the greater average revenue per tower in the 2001 period. As a percentage of total revenues, gross profit increased to 40.0% of total revenues for the first half of 2001 from 35.4% for the first half of 2000 due primarily to increased levels of higher margin site leasing gross profit.

Selling, general and administrative expenses increased 71.8% to $21.4 million for the first half of 2001 from $12.5 million for the first half of 2000. The increase in selling, general and administrative expenses represented the addition of offices, personnel and other infrastructure necessary to support our continued growth as well as increased non-cash compensation expense and recurring developmental expenses. The amount recorded as non-cash compensation in the first half of 2001 was $1.7 million as compared to $0.2 million in the first half of 2000. This increase results from the Company's increased usage of both common stock and options to purchase shares of common stock as a means of rewarding and retaining key employees. The increase in recurring developmental expenses is due to higher levels of new build and acquisition activity, the increasingly difficult zoning environment and, to a lessor extent, pending acquisitions that ultimately did not close. In the third quarter, we anticipate recording a non-recurring developmental charge between $21.0 million and $24.0 million relating to a reduction in the scale of our new tower construction operations. As a result of this decision, developmental expenses may decline in future quarters.

Depreciation and amortization increased to $33.4 million for the first half of 2001 as compared to $14.8 million for the first half of 2000. This increase is directly related to the increased amount of fixed assets (primarily towers) we owned in 2001 as compared to 2000.

Operating loss was $(10.5) for the first half 2001, as compared to an operating loss of $(2.8) million for the first half of 2000. Total other expenses increased to $(29.9) million for the first quarter of 2001, as compared to $(14.2) million for the first half of 2000, primarily as a result of increased interest expense. The increase in interest expense is primarily due to additional interest expense on our $500.0 million 10 1/4% senior notes issued in February 2001. The extraordinary item in 2001 of $(5.1) million relates to the write-off of deferred financing fees associated with a credit facility we terminated in the first quarter of 2001.

EBITDA increased 102.0% to $24.5 million for the first half of 2001 from $12.1 million in the first half of 2000. The following table provides a reconciliation of EBITDA to net loss:


                                                                      Six months ended June 30,
                                                                      -------------------------
                                                                       2001           2000
                                                                       ----           ----
                                                                          (in thousands)
EBITDA                                                               $ 24,520       $ 12,136
Interest expense                                                      (20,637)        (4,527)
Amortization of original issue discount and debt issuance costss      (14,256)
                                                                                     (12,569)
Interest income                                                         5,207          2,821
Provision for income taxes                                               (832)          (577)
Depreciation and amortization                                         (33,375)       (14,763)
Other income (expense)                                                   (196)            51
Non-cash compensation expense                                          (1,679)          (203)
Extraordinary item, write-off of deferred financing fees               (5,069)             -
                                                                    ---------       --------
Net loss                                                             $(46,317)      $(17,631)
                                                                    =========       ========


LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation is a holding company with no business operations of its own. Our only significant asset is the outstanding capital stock of our subsidiaries. We conduct all our business operations through our subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries. Even if we decided to pay a dividend on or make a distribution of the capital stock of our subsidiaries, we cannot assure you that our subsidiaries will generate sufficient cash flow to pay a dividend or distribute funds, or that we will be permitted to pay any dividends under the terms of the senior secured credit facility or other loan documents.

Net cash provided by operations during the six months ended June 30, 2001 was $7.3 million as compared to $14.5 million in the six months ended June 30, 2000. Net cash used in investing activities for the six months ended June 30, 2001 was $(327.3) million compared to $(163.2) million for the six months ended June 30, 2000. This increase is primarily attributable to a higher level of acquisitions and new build activity in 2001 versus 2000. Net cash provided by financing activities for the six months ended June 30, 2001 was $456.0 million compared to $172.7 million for the six months ended June 30, 2000. The increase in net cash provided by financing activities is primarily due to the issuance of our $500.0 million 10 1/4% senior notes completed in February 2001 and the $50.0 borrowed in accordance with the terms of our new senior secured credit facility.

Our balance sheet reflected positive working capital of $122.6 million as of June 30, 2001 compared to negative working capital of $(27.5) million as of December 31, 2000. This change is primarily attributable to increased cash balances as a result of the issuance of our $500.0 million 10 1/4% senior notes completed in February 2001, the $50.0 borrowing under our senior secured credit facility and a reduction in payables.

In February 2001, the Company issued $500.0 million 10 1/4% senior notes due 2009, which produced net proceeds of approximately $483.4 million after deducting offering expenses. Interest on the 10 1/4% senior notes is payable on February 1 and August 1 of each year, beginning August 1, 2001. The 10 1/4% senior notes are unsecured and pari passu in right of payment with the Company's other existing and future senior indebtedness. The 10 1/4% senior notes place certain restrictions on, among other things, the incurrance of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sale of assets, transactions with affiliates, sale and leaseback transactions, certain investments and our ability to merge or consolidate with other entities.

In June 2001, SBA Telecommunications, Inc. ("Telecommunications"), a subsidiary of the Company, entered into a $300.0 million senior secured credit facility. The facility provides for a $100.0 million term loan and a $200.0 million revolving loan. Telecommunications drew $50.0 million of the term loan at closing and the additional $50.0 million available under the term loan will be drawn by December 15, 2001. Availability under this facility is based on certain covenants. The term loan and the revolving loan mature June 15, 2007 and amortization of the term loan begins in September 2003. Borrowings under the senior secured credit facility bear interest at the euro dollar rate plus a margin or a base rate plus a margin, as defined in the agreement. The senior secured credit facility is secured by substantially all of the assets of Telecommunications and its subsidiaries. The facility also places certain restrictions on, among other things, the incurrance of debt and liens, the sale of assets, capital expenditures, transactions with affiliates, sale and lease-back transactions and the number of towers that can be built without anchor tenants.

Our cash capital expenditures for the six months ended June 30, 2001 were $327.3 million, and for the year ended December 31, 2000 were $445.3 million. We currently plan to make total cash capital expenditures during the year ending December 31, 2001 of $400.0 million to $450.0 million, including up to $90.0 for the acquisition of up to 275 towers we have acquired or will acquire from TeleCorp and approximately $54.1 million for the acquisition of up to 173 towers we have acquired or will acquire from US Unwired. Substantially all of these planned capital expenditures are expected to be funded by the remaining proceeds of our $500.0 million 10 1/4% senior note offering completed in February 2001, the $50.0 borrowed under the senior secured credit facility and cash flow from operations. Cash capital expenditures for fiscal year end 2002 are currently estimated at approximately $250.0 million. Borrowings under our senior secured credit facility and cash flows from operations are expected to be sufficient to fund our existing 2002 capital expenditure plan. The exact amount of our future capital expenditures will depend on a number of factors including acquisition opportunities that become available during the period, the needs of our build-to-suit customers, the number of towers we build and the availability to us of additional debt or equity capital on acceptable terms. Thereafter, however, or in the event we exceed current estimated cash capital expenditures, we anticipate that we will need to seek additional equity or debt financing to fund our business plan. In the event that we do not have sufficient liquidity and there is not sufficient availability under the senior secured credit facility when an acquisition or construction opportunity arises, we would be required to seek additional debt or equity financing. Failure to obtain any such financing could require us to significantly reduce our planned capital expenditures and scale back the scope of our construction or acquisition activities, either of which could have a material adverse effect on our financial condition or results of operations. In addition we may need to refinance all or a portion of our indebtedness (including the 12% senior discount notes and the 10 1/4% senior notes) on or prior to scheduled maturity.

Our ability to make scheduled payments of principal of, or to pay interest on, our debt obligations, and our ability to refinance any such debt obligations (including the 12% senior discount notes and the 10 1/4% senior notes), or to fund planned capital expenditures, will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We have on file with the Securities and Exchange Commission (SEC) shelf registration statements on Form S-4 registering up to a total of 3.0 million shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services at various locations in the United States. During the six months ended June 30, 2001, we issued 579,215 shares of Class A common stock under the terms of certain acquisition agreements. As of the date of this report, the Company may issue 1.7 million shares under these shelf registration statements.

We have on file with the SEC a universal shelf registration statement on Form S-3 registering the sale of up to $500.0 million of any combination of the following securities: Class A common stock, preferred stock, debt securities, depository shares or warrants. As of the date of this report, the Company may issue under this universal shelf registration statement any combination of the registered securities, with an aggregate offering price of up to $252.7 million.

INFLATION

The impact of inflation on our operations has not been significant to date. However, we cannot assure you that a high rate of inflation in the future will not adversely affect our operating results.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks which are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business, and in some cases relate to our acquisition of related businesses. We are subject to interest rate risk on our senior secured credit facility and certain other notes payable and any future financing requirements. Substantially all of our indebtedness currently consists of fixed rate debt.

The following table presents the future principal payment obligations and interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of June 30, 2001:


                                                    (in thousands)
                                  2001    2002     2003     2004     2005   Thereafter
                                  ----    ----     ----     ----     ----   ----------
  Long-term debt:
  Fixed rate (12.0%)               --      --       --       --       --     $269,000
  Fixed rate (10 1/4%)             --      --       --       --       --     $500,000
  Term loan, variable rate
      6.6% at June 30, 2001        --      --     $2,500   $7,500  $12,500   $ 27,500
  Notes payable variable rates
  (between 2.9% and 11.4% at
  June 30, 2001)                 $ 352   $ 492    $  194   $   55  $     1      --


Our primary market risk exposure relates to (1) the interest rate risk on long-term and short-term borrowings, (2) our ability to refinance our senior notes at maturity at market rates, (3) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants and
(4) the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions, and other capital expenditures. We manage the interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt and, if warranted, hedging instruments. Although we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

Senior Discount Note and Senior Note Disclosure Requirements

The indentures governing our 12% senior discount notes and our 10 1/4% senior notes require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries and the disclosure to be made of Tower Cash Flow, as defined in the indentures, for the most recent fiscal quarter and Adjusted Consolidated Cash Flow, as defined in the indentures, for the most recently completed four-quarter period. As of June 30, 2001, we had no unrestricted subsidiaries. Tower Cash Flow, as defined in the indentures, for the quarter ended June 30, 2001 was $11.5 million. Adjusted Consolidated Cash Flow for the twelve months ended June 30, 2001 was $55.3 million.

Disclosure Regarding Forward-Looking Statements

This quarterly report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act. Discussions containing forward-looking statements may be found in the material set forth in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

 . our estimate of non-recurring developmental charges expected to be recorded in 2001 and the impact on future developmental expense.
 . our strategy to transition the primary focus of our business from site development services toward the site leasing business, including our intent to make strategic acquisitions of towers and related businesses;
 . anticipated trends in the site development industry and its effect on our revenues and profits;
 . our estimates regarding the future development of the site leasing industry and its effect on our site leasing revenues;
 . our plan to continue to construct and acquire tower assets and the resulting effect on our revenues, capital expenditures, expenses and net income;
 . our ability to successfully conclude letters of intent or definitive agreements for newly built towers, acquisitions of existing towers and related businesses, and the resulting effect on our financial operations;
 . our estimate of the amount of planned capital expenditures for the years ending December 31, 2001 and 2002 that will be required for the construction or acquisition of towers and related businesses;
 . our  expectations  regarding the average  acquisition cost per tower and our average  construction  cost per tower;
 . our intention to fund cash capital expenditures through the end of 2002 from the net remaining proceeds of our February 2001 10 1/4% senior note offering, cash flow from operations and borrowings under our senior secured credit facility; and


These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

 . the business climate for the wireless communications industry in general and the wireless communications infrastructure providers in particular;
 . our ability and the ability of our customers to access sufficient capital to fund expansion of networks and new tower builds and acquisitions
 . our ability to secure as many site leasing tenants as planned;
 . our ability to expand our site leasing business and maintain or expand our site development business;
 . our ability to complete construction of new towers on a timely and cost-efficient basis, including our ability to successfully address zoning issues, carrier design changes, changing local market conditions and the impact of adverse weather conditions;
 . our ability to identify and acquire new towers and related businesses, including our capability to timely complete a review of the business, financial, and legal aspects and obtain third party consents;
 . our ability to retain current lessees on newly acquired towers;
 . our ability to realize economies of scale for newly acquired towers;

 . the continued use of towers and dependence on out-sourced site development services by the  wireless communications industry;
 . our ability to compete  effectively for new tower  opportunities  and site development services in light of increased competition; and . our ability to close and raise substantial additional financing to expand our tower holdings.

We assume no responsibility for updating forward-looking statements in this quarterly report.


                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

         On May 3, 2001 SBA held its Annual Meeting of Shareholders (the "Meeting"). At the meeting the Shareholders voted on the election of two directors to serve until the 2004 Annual Meeting of Shareholders and a proposal to adopt the 2001 Equity Participation Plan.

         The voting results were as follows:

         1. Election of Directors:

                   Name of Nominee                 For            Withheld
                   ---------------                 ---            --------
                  Richard  W. Miller            85,638,669          143,880
                  Jeffrey A. Stoops             81,492,880        4,289,669

         2. Adoption of the SBA 2001 Equity Participation Plan:


                     For              Against         Abstain
                     ---              -------         -------
                  69,469,630         16,164,452       148,467


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibit
              10.32 $300,000,000 Credit Agreement

          (b) REPORTS ON FORM 8-K

              The Company filed a report on Form 8-K on April 18, 2001. In the report, the Company reported under Item 9 certain operational results.

              The Company filed a report on Form 8-K on April 27, 2001. In the report, the Company reported under Item 5 the receipt of a commitment for a $300 million senior secured credit facility.

              The Company filed a report on Form 8-K on May 9, 2001. In the report, the Company reported under Item 5 certain financial results.

              The Company filed a report on Form 8-K on May 10, 2001. In the report, the Company reported under Item 9 additional operational information.

              The Company filed a report on Form 8-K on May 16, 2001. In the report, the Company reported under Item 5 the extension of its pending exchange offer for all $500.0 million of its outstanding series of 10 1/4% notes due 2009.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 14, 2001                             /s/  John Marino
                                            ------------------------------
                                            John Marino
                                            Chief Financial Officer
                                            (Duly Authorized Officer)


August 14, 2001                             /s/  Pamela J. Kline
                                            ------------------------------
                                            Pamela J. Kline
                                            Chief Accounting Officer
                                            (Principal Accounting Officer)