Form 10-Q
period 2001-09-30
SBA COMMUNICATIONS CORP
filed 2001-11-13
CIK 1034054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2001

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



        Number of shares of common stock outstanding at November 7, 2001

                          Class A Common Stock - 42,458,358 shares

                          Class B Common Stock -  5,455,595 shares
                                                 ----------

                         SBA COMMUNICATIONS CORPORATION


                                      INDEX



                                                                                                                 Page
                                                                                                                 ----
PART I  -  FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

   Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000                                      3

   Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000           4

   Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000                     5

   Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2001                     6

   Condensed Notes to Consolidated Financial Statements                                                            7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                   12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                              19

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                        21

SIGNATURES                                                                                                        22

ITEM 1:  UNAUDITED FINANCIAL STATEMENTS

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                                       September 30, 2001      December 31, 2000
                                                                                       ------------------      -----------------
                                        ASSETS
Current assets:
         Cash and cash equivalents                                                       $   70,447                $ 14,980
         Accounts receivable, net of allowance of $4,449 and $2,117 in
            2001 and 2000, respectively                                                      51,668                  47,704
         Prepaid and other current assets                                                    11,323                   5,968
         Costs and estimated earnings in excess of billings on
            uncompleted contracts                                                            17,379                  13,584
                                                                                        -----------               ---------
                           Total current assets                                             150,817                  82,236

         Property and equipment, net                                                      1,104,060                 765,815
         Intangible assets, net                                                             115,987                  83,387
         Other assets                                                                        10,243                  17,380
                                                                                        -----------               ---------
                           Total assets                                                  $1,381,107                $948,818
                                                                                        ===========               =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                                $   65,632                $ 76,944
         Accrued expenses                                                                    18,490                  13,504
         Current portion - notes payable                                                        289                   2,606
         Interest payable                                                                     8,848                      49
         Billings in excess of costs and estimated earnings
            on uncompleted contracts                                                          3,837                   5,942
         Other current liabilities                                                           15,233                  10,665
                                                                                        -----------               ---------
                           Total current liabilities                                        112,329                 109,710
                                                                                        -----------               ---------

Long-term liabilities:
         Senior discount notes payable                                                      228,108                 209,042
         Senior notes payable                                                               500,000                       -
         Notes payable                                                                       50,275                  72,625
         Deferred tax liabilities, net                                                       18,895                  18,445
         Other long-term liabilities                                                          1,481                     836
                                                                                        -----------               ---------
                           Total long-term liabilities                                      798,759                 300,948
                                                                                        -----------               ---------

Commitments and contingencies (see Note 8)

Shareholders' equity:
         Common stock-Class A par value $.01 (100,000 shares authorized), 42,458 and 40,989 shares issued and outstanding in 2001 and 2000,
            respectively                                                                        424                     410
         Common stock-Class B  par value $.01 (8,100 shares authorized),
          5,456 shares issued and outstanding in 2001 and 2000                                   55                      55
          Additional paid-in capital                                                        654,650                 627,370
          Accumulated deficit                                                             (185,110)                (89,675)
                                                                                        -----------               ---------
                    Total shareholders' equity                                              470,019                 538,160
                                                                                        -----------               ---------

                    Total liabilities and shareholders' equity                           $1,381,107                $948,818

    The accompanying Condensed Notes to Consolidated Financial Statements on
      pages 7 through 12 herein are an integral part of these consolidated financial statements.

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                       For the three months                 For the nine months
                                                                        ended September 30,                 ended September 30,
                                                                     ------------------------          -----------------------------
                                                                      2001            2000               2001                2000
                                                                      ----            ----               ----                ----
Revenues:
   Site development                                                $ 35,359         $ 31,741           $100,872            $ 78,775
   Site leasing                                                      27,674           13,654             72,872              35,552
                                                                   --------         --------           --------            --------
          Total revenues                                             63,033           45,395            173,744             114,327
                                                                   --------         --------           --------            --------

Cost of revenues (exclusive of depreciation and
 amortization shown below):
   Cost of site development                                          27,223           23,834             77,455              60,053
   Cost of site leasing                                               9,886            5,001             26,124              13,325
                                                                   --------         --------           --------            --------
         Total cost of revenues                                      37,109           28,835            103,579              73,378
                                                                   --------         --------           --------            --------

         Gross profit                                                25,924           16,560             70,165              40,949

Operating expenses:
   Selling, general and administrative                               10,009            7,037             31,409              19,494
   Non-recurring developmental charge                                24,399                -             24,399                   -
   Depreciation and amortization                                     20,145            9,517             53,520              24,279
                                                                   --------         --------           --------            --------
         Total operating expenses                                    54,553           16,554            109,328              43,773
                                                                   --------         --------           --------            --------

         Operating income (loss)                                   (28,629)                6           (39,163)             (2,824)

Other income (expense):
   Interest income                                                    1,578            2,056              6,785               4,877
   Interest expense                                                (14,099)            (967)           (34,736)             (5,494)
   Non-cash amortization of original issue discount and
        debt issuance costs                                         (7,614)          (6,646)           (21,870)            (19,215)
   Other                                                                 54             (19)              (142)                  32
                                                                   --------         --------           --------            --------
         Total other expense                                       (20,081)          (5,576)           (49,963)            (19,800)
                                                                   --------         --------           --------            --------

         Loss before provision for income taxes and
              extraordinary item                                   (48,710)          (5,570)           (89,126)            (22,624)

Provision for income taxes                                            (408)            (335)            (1,240)               (912)
                                                                   --------         --------           --------            --------


        Net loss before extraordinary item                         (49,118)          (5,905)           (90,366)            (23,536)

Extraordinary item - write-off of deferred financing fees                 -                -            (5,069)                   -
                                                                   --------         --------           --------            --------

         Net loss                                                 $(49,118)        $ (5,905)          $(95,435)           $(23,536)
                                                                  =========        =========          =========           =========


Basic and diluted loss per common share before
   extraordinary item                                               $(1.03)          $(0.14)            $(1.91)             $(0.60)
Extraordinary item - write-off of deferred financing fees                 -                -             (0.11)                   -
                                                                   --------         --------           --------            --------
Basic and diluted loss per common share                             $(1.03)          $(0.14)            $(2.02)             $(0.60)
Basic and diluted weighted average number of shares of
   common stock                                                      47,600           43,370             47,172              39,344
                                                                  =========        =========          =========           =========


    The accompanying Condensed Notes to Consolidated Financial Statements on
      pages 7 through 12 herein are an integral part of these consolidated financial statements.

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                          For the nine months ended September 30,
                                                                                          ---------------------------------------
                                                                                                2001                  2000
                                                                                                ----                  ----
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net loss                                                                                   $ (95,435)           $ (23,536)
   Adjustments to reconcile net loss to net cash provided by
     operating activities-
   Depreciation and amortization                                                                 53,520               24,279
   Non-cash non-recurring developmental charge                                                   24,148                    -
   Non-cash compensation expense                                                                  2,533                  211
   Provision for doubtful accounts                                                                1,166                1,318
   Amortization of original issue discount and debt issuance costs                               21,870               19,215
   Write-off of deferred financing fees                                                           5,069                    -

   Changes in operating assets and liabilities:
     (Increase) decrease in--
         Accounts receivable                                                                      2,631              (19,048)
         Prepaid and other current assets                                                        (5,340)              (3,826)
         Costs and estimated earnings in excess of
              billings on uncompleted contracts                                                  (2,845)              (7,089)
         Other assets                                                                             5,751              (1,952)
   Increase (decrease) in--
         Accounts payable                                                                       (12,951)              19,748
         Accrued expenses                                                                         3,612                4,249
         Accrued interest                                                                         8,799                    -
         Other liabilities                                                                        4,623                5,208
         Billings in excess of costs and estimated earnings on uncompleted
           contracts                                                                             (2,310)               2,947
                                                                                              ---------            ---------
         Total adjustments                                                                      110,276               45,260
                                                                                              ---------            ---------
         Net cash provided by operating activities                                               14,841               21,724
                                                                                              ---------            ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Tower and other capital expenditures                                                        (415,170)            (283,113)
                                                                                              ---------            ---------
         Net cash used in investing activities                                                 (415,170)            (283,113)
                                                                                              ---------            ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Net proceeds from common stock offerings                                                           -              464,603
   Proceeds from option exercise                                                                  2,853                3,161
   Proceeds from senior notes payable, net of financing fees                                    484,261                    -
   Borrowings under senior credit facility                                                       30,000               11,000
   Proceeds from senior secured credit facility, net of financing fees                           44,320
   Repayment of senior credit facility and notes payable                                       (105,638)             (95,666)
                                                                                              ---------            ---------
         Net cash provided by financing activities                                              455,796              383,098
                                                                                              ---------            ---------
         Net increase in cash and cash equivalents                                               55,467              121,709
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                           14,980                3,131
                                                                                              ---------            ---------
   End of period                                                                              $  70,447            $ 124,840
                                                                                              =========            =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest                                                                              $ 27,897               $5,508
         Taxes                                                                                   $1,992               $1,124

NON-CASH INVESTING ACTIVITIES:
Assets acquired in connection with acquisitions                                              $   48,943           $   42,351
Liabilities assumed in connection with acquisitions                                          $   (4,549)          $     (315)
Common stock issued in connection with acquisitions                                          $  (21,908)          $  (36,798)


 The accompanying Condensed Notes to Consolidated Financial Statements on pages
         7 through 12 herein are an integral part of these consolidated financial statements.

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (unaudited)
                                 (in thousands)



                                                                                       Additional
                                                                                         Paid-In     Accumulated
                                                                 Common Stock            Capital       Deficit     Total
                                            -----------------------------------------  -----------     -------     -----
                                                 Class A               Class B
                                                 -------               -------
                                            Number     Amount     Number     Amount
                                            ------     ------     ------     ------

BALANCE, December 31, 2000                  40,989       $410      5,456       $55       $627,370      $ (89,675)   $538,160
   Common stock issued in connection with
       acquisitions                            847          8          -         -         21,900               -     21,908
   Exercise of employee stock options          622          6          -         -          2,847               -      2,853
   Non-cash compensation expense                 -          -          -         -          2,533               -      2,533
   Net loss                                      -          -          -         -              -        (95,435)   (95,435)
                                            ------       ----      -----       ---       --------      ----------   --------
BALANCE, September 30, 2001                 42,458       $424      5,456       $55       $654,650      $(185,110)   $470,019
                                            ======       ====      =====       ===       ========      ==========   ========




    The accompanying Condensed Notes to Consolidated Financial Statements on
      pages 7 through 12 herein are an integral part of these consolidated financial statements.

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

During the three and nine months ended September 30, 2001 and 2000, the Company did not have any changes in its equity resulting from non-owner sources and accordingly, comprehensive income was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

The Company has potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for all periods presented. There were 3.7 million and 3.2 million options outstanding at September 30, 2001 and 2000, respectively.

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations. SFAS 141 addresses financial accounting and reporting for business combinations and supercedes APB NO. 16, Business Combinations and SFAS No. 38 Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective June 30, 2001. The Company adopted SFAS 141 on June 30, 2001. The adoption of SFAS 141 did not have an impact on the Company's consolidated financial statements.

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

In June 2001, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position ("SOP") entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. The proposed SOP may limit the ability of companies to capitalize certain costs as part of property, plant and equipment ("PP&E"). The proposed SOP would also require that each significant separately identifiable part of PP&E with a useful life different from the useful life of the PP&E to which it relates be accounted for separately and depreciated over the individual component's expected useful life. The proposed SOP would be effective for fiscal years beginning after June 15, 2002. Management has not determined the effect this SOP, if issued as proposed, would have on the consolidated financial statements, but believes it may be material.

In August, 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The statement is effective for fiscal years beginning after June 15, 2002. Management has not determined the effect SFAS 143 will have on the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statement issued for fiscal years beginning after December 15, 2001. Management has not determined the effect, if any, this standard will have on the Company's consolidated financial statements.

3.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
                                                                    As of
                                            September 30,       December 31,
                                                 2001               2000
                                                 ----               ----
                                                      (in thousands)

    Towers                                    $1,122,554         $ 721,361
    Construction in process                       43,128            69,012
    Furniture, equipment and vehicles             29,421            19,497
    Land                                          11,533            10,014
    Buildings and improvements                     1,286               625
                                              ----------          --------
                                               1,207,922           820,509
    Less: accumulated depreciation and
         amortization                          (103,862)          (54,694)
                                              ----------          --------
    Property and equipment, net               $1,104,060          $765,815
                                              ==========          ========


Construction in process represents costs incurred related to towers which are under development. Interest is capitalized in connection with the construction of towers. Approximately $2.0 and $1.6 million of interest cost was capitalized during the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively.

During the quarter ended September 30, 2001, the Company wrote off $23.6 million in costs that were recorded in the Company's balance sheet as construction in process. This write-off occurred as a result of the Company's decision to reduce the scale of construction activities, in response to current capital market conditions.

4.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

                                          For the nine months ended     For the year ended
                                              September 30, 2001         December 31, 2000
                                              ------------------         -----------------
                                                              (in thousands)
Costs incurred on uncompleted contracts           $44,371                     $ 48,060
Estimated earnings                                  9,471                        9,941
Billings to date                                  (40,300)                    (50,359)
                                                  -------                     --------
                                                  $13,542                     $  7,642
                                                  =======                     ========


                                                     As of                    As of
                                              September 30, 2001        December 31, 2000
                                              ------------------        -----------------
                                                              (in thousands)
Costs and estimated earnings in
         excess of billings on
         uncompleted contracts                    $ 17,379                   $ 13,584
Billings in excess of costs
         and estimated earnings on
         uncompleted contracts                     (3,837)                    (5,942)
                                                  --------                   --------
                                                  $ 13,542                   $  7,642
                                                  ========                   ========

5.   CURRENT AND LONG-TERM DEBT


                                                                                     As of             As of
                                                                              September 30, 2001   December 31, 2000
                                                                              ------------------   -----------------
                                                                                           (in thousands)
   12% senior discount notes, net of unamortized original issue discount of $40,892 at September 30, 2001, unsecured, cash interest payable semi-annually in arrears beginning September 1, 2003, balloon principal payment of $269,000 due at
   maturity on March 1, 2008.                                                       $228,108            $209,042

   10 1/4% senior notes, unsecured, interest payable semi-annually beginning
   August, 2001, balloon principal payment of $500,000 due
   at maturity on February 1, 2009.                                                  500,000                   -

   Senior secured credit facility term loan, interest at varying rates (6.28% at
   September 30, 2001) quarterly installments based on reduced availability beginning September 30, 2003, maturing June
   15, 2007.                                                                          50,000                   -

   Notes payable, interest at varying rates (4.9% to 9.0% at
   September 30, 2001).                                                                  564                 231

   Senior credit facility term loan, repaid in February 2001.                              -              50,000

   Senior credit facility revolving loan, repaid in March 2001.                            -              25,000
                                                                                    --------            --------
                                                                                     778,672             284,273
   Less:  current maturities                                                           (289)             (2,606)
                                                                                    --------            --------

   Long-term debt                                                                   $778,383            $281,667
                                                                                    ========            ========

6.   SHAREHOLDERS' EQUITY

In January 2001, the Company entered into bonus agreements with certain executives and employees to issue shares, or options to acquire shares, of the Company's Class A common stock. The Company expects to record approximately $3.3 million of non-cash compensation expense in 2001 and $1.1 million in non-cash compensation expense in each year from 2002 through 2006. The Company recorded approximately $0.9 million and $2.5 million in non-cash compensation expense during the three and nine months ended September 30, 2001, respectively.

7.   INCOME TAXES

The components of the provision for income taxes are as follows:


                                                                       For the nine months ended
                                                                       -------------------------
                                                               September 30, 2001        September 30, 2000
                                                               ------------------        ------------------
                                                                               (in thousands)

              Federal income tax                                     $ 32,026                   $ 8,002
              State income tax                                        (1,231)                     (814)
              Foreign tax                                                 (9)                       (9)
              Change in valuation allowance                          (32,026)                   (8,091)
                                                                     --------                   -------
                                                                     $(1,240)                   $ (912)
                                                                     ========                   =======

The Company has taxable losses in the three and nine months ended September 30, 2001 and 2000, and as a result net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not "more likely than not" that the Company will generate sufficient taxable income in future periods to recognize the assets.

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

As part of the consideration for its acquisitions, the Company sometimes agrees to issue additional shares of Class A common stock if the towers or businesses that are acquired meet or exceed certain earnings or new tower targets in the 1-3 years after they have been acquired. As of September 30, 2001, the Company had the obligation to issue approximately 2.7 million additional shares of Class A common stock and pay approximately $7.2 million in cash if the earnings targets identified in various acquisition agreements are met.


9.   ACQUISITONS

During the nine months ended September 30, 2001 the Company completed 59 acquisitions, all of which were individually insignificant to the Company. The aggregate purchase price for the acquisitions was $217.9 million for the nine months ended September 30, 2001, of which $21.9 million was paid through the issuance of the Company's stock and the remaining $196.0 million was paid in cash.

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

The Company's segment information for revenues, gross profit, capital expenditures (including assets acquired through the issuance of the Company's Class A common stock) and assets is as follows:


                                                     For the three months ended            For the nine months ended
                                                     --------------------------            -------------------------
                                                           September 30,                          September 30,
                                                           -------------                          -------------
                                                        2001                2000            2001                 2000
                                                        ----                ----            ----                 ----
   Revenues:
      Site development - consulting                   $ 4,977             $ 5,091          $ 18,867           $ 17,522
      Site development - construction                  30,382              26,650            82,005             61,253
      Site leasing                                     27,674              13,654            72,872             35,552
                                                      -------             -------          --------           --------
                                                      $63,033             $45,395          $173,744           $114,327
                                                      =======             =======          ========           ========

   Gross profit:
      Site development - consulting                   $ 1,550             $ 1,637          $  6,037            $ 5,872
      Site development - construction                   6,586               6,271            17,380             12,850
      Site leasing                                     17,788               8,652            46,748             22,227
                                                      -------             -------          --------            -------
                                                      $25,924             $16,560          $ 70,165            $40,949
                                                      =======             =======          ========            =======



                                             For the nine months ended                  For the nine months ended
                                                 September 30, 2001                        September 30,  2000
                                                 ------------------                        -------------------

 Capital expenditures:
    Site development - consulting                      $  1,062                                 $  1,134
    Site development - construction                      31,491                                    3,978
    Site leasing                                        402,237                                  313,633
    Assets not identified by segment                      2,288                                    1,166
                                                       --------                                 --------
                                                       $437,078                                 $319,911
                                                       ========                                 ========





                                                       As of                                   As of
                                                September 30, 2001                       December 31, 2000
                                                ------------------                       -----------------
                                                                         (in thousands)
   Assets:
      Site development - consulting                   $   12,727                            $ 14,248
      Site development - construction                    125,172                              99,962
      Site leasing                                     1,141,546                             815,660
      Assets not identified by segment                   101,662                              18,948
                                                      ----------                            --------
                                                      $1,381,107                            $948,818
                                                      ==========                            ========

11.    NON-RECURRING DEVELOPMENTAL CHARGE

In August 2001, the Company announced that, in light of its assessment of capital market conditions, acquisition opportunities and the Company's success in growing its tower portfolio year to date, it was adjusting its new tower build construction plan and operation to produce 100 to 150 new towers per quarter commencing with the third quarter of 2001, instead of the 200 to 250 new towers per quarter previously built or capable of being built. The Company now expects to build a total of approximately 600 to 700 new towers in 2001, and approximately 400 to 600 new towers in 2002. In connection with the adjustment to the scale of its new tower construction operation, the Company recorded a $24.4 million non-recurring developmental charge in the third quarter of 2001. Included in the charge is a write-off of approximately $23.6 million of costs recorded in the balance sheet as work in process for certain new tower build sites for which development activity has ceased. The remaining $.8 million relates primarily to the costs of employee separation for 102 employees and the costs associated with the closing and consolidation of selected offices that were utilized primarily in its new asset development activities. Approximately $.5 million remains in accrued liabilities at September 30, 2001, representing primarily the future lease commitments for the closed offices that extend through September 2002.

12.   SUBSEQUENT EVENT

In October 2001, the Company filed a shelf registration statement on Form S-4 registering up to a total of 3.5 million shares of Class A Common Stock which the Company may issue in connection with the acquisition of wireless communication towers or companies that provide related services at various locations in the United States. This registration statement has not yet been declared effective.

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

Site Leasing Services

In 1997, we began aggressively expanding our site leasing business by capitalizing on our nationally recognized site development experience and strong relationships with wireless service providers to take advantage of the trends toward independent tower ownerships and co-location, which is the placement of multiple antennas on one tower. As of September 30, 2001, we owned or controlled 3,464 towers and had agreements providing us with the rights to acquire 270 additional existing towers. As of September 30, 2001 we had carrier directives to build approximately 600 additional towers and had, in various phases of development, approximately 500 sites we had internally identified as desirable locations on which to build a tower.

We believe our history and experience in providing site development services gives us a competitive advantage in choosing the most attractive locations on which to build new towers or buy existing towers, as measured by our success in increasing tower revenues and cash flows. Based on tenant leases executed as of September 30, 2001, same tower revenue growth for the trailing twelve months on the 1,950 towers we owned as of September 30, 2000 was 26%. Our annualized rate of tenants added per tower, on a broadband equivalent basis, was .44, .47, .52, and .56, for the quarters ended September 30, 2001, June 30, 2001, March 31, 2001, and December 31, 2000, respectively. A broadband equivalent basis is calculated by dividing total lease revenue by $1,500, an industry benchmark for monthly rent per tenant.

We have focused our capital expenditures on building new towers and acquiring existing towers and related businesses. Our average construction cost of a new tower is approximately $250,000, while we believe the industry's average acquisition cost of a new tower over the last two years has been approximately $350,000. As a result of these favorable economics, we have historically elected to build the majority, 60%, of our towers. However, this trend changed somewhat in 2001 as the average acquisition price per tower declined. We acquired more towers than we built in the first nine months of 2001 and expect this trend to continue through year ending December 31, 2001. On August 9, 2001, we announced that, in light of our assessment of capital market conditions, acquisition opportunities and its success in growing the tower portfolio year-to-date, we were adjusting our new tower build construction plan and operation to produce 100 to 150 new towers per quarter commencing with the third quarter of 2001, instead of the 200 to 250 new towers per quarter previously built or capable of being built. We now expect to build a total of approximately 600 to 700 new towers in 2001 and approximately 400 to 600 in 2002. The adjustment is not expected to impact our anticipated portfolio at year-end 2001 of 3,800 to 4,000 towers. In connection with the adjustment to the scale of our new tower construction operation, we recorded a $24.4 million, non-recurring developmental charge in the third quarter of 2001. Included in the charge was a $23.6 million write-off of costs previously reflected on our balance sheet as work in process for certain new tower build sites for which development activity has ceased. The remaining $.8 million relates primarily to the costs of employee separation for certain employees and costs associated with the closing and consolidation of selected offices that were utilized primarily in our new asset development activities. Approximately $.5 million remains in accrued liabilities at September 30, 2001, representing primarily the future lease commitments for the closed offices that extend through September 2002.

We have acquired 1,398 towers as of September 30, 2001. We seek to acquire towers where we can increase cash flow to substantially reduce the tower cash flow multiple paid at acquisition through additional tenant leases. During the quarter ended September 30, 2001, we acquired 77 towers. The 77 tower acquisitions were completed at an aggregate purchase price of $23.8 million, an average price of approximately $309,000 per tower. In addition to what we have previously acquired, we are actively negotiating to acquire additional existing towers. As of September 30, 2001, we had agreements to acquire 270 additional towers for an aggregate purchase price of approximately $67.8 million or an average acquisition price of approximately $251,000 per tower. These numbers do not include an option to purchase up to 100 additional towers from US Unwired later in 2001, as we do not expect to exercise this option as of the date of this report. These acquisitions are subject to a number of conditions and may or may not close.

The following chart shows the number of towers we constructed for our own account and the number of towers we acquired during the periods indicated:

                                Nine months ended             Year ended
                               September 30, 2001          December 31, 2000
                               ------------------          -----------------

    Towers constructed                   524                       779
    Towers acquired                      550                       448


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

RESULTS OF OPERATIONS

As we continue our transition into site leasing, operating results in prior periods may not be meaningful predictors of future prospects. You should be aware of the dramatic changes in the nature and scope of our business when reviewing the ensuing discussion of comparative historical results. We expect that the acquisitions consummated to date and any future acquisitions, as well as our new tower builds, will have a material impact on future revenues, expenses and net loss. We believe that our new tower build programs may have a material effect on future financial results, and that effect will probably be negative until such time, if ever, as the newly constructed towers attain higher levels of tenant use. Revenues, cost of revenues, selling, general and administrative expenses, depreciation and amortization, interest income and interest expense each increased significantly in the three and nine month period ended September 30, 2001 as compared to the respective periods in the prior year, and some or all of those items may continue to increase significantly in future periods.

Additionally, during the nine months ended September 30, 2001, we recorded an extraordinary loss of $5.1 million for the write-off of deferred financing fees associated with the termination of a prior senior credit facility and a $24.4 million non-recurring developmental charge arising from our decision to reduce the scale of our new tower construction operations.

Third Quarter 2001 compared to the Third Quarter 2000

Total revenues increased 38.9% to $63.0 million for the third quarter of 2001 from $45.4 million for the third quarter of 2000. Site development revenues increased 11.4% to $35.4 million for the third quarter of 2001 from $31.7 million for the third quarter of 2000 due primarily to an increase in site construction revenues. Site development consulting revenues remained relatively consistent for the third quarter of 2001 at $5.0 million as compared to $5.1 million for the same period in 2000. Site development construction revenues increased 14.0% to $30.4 million for the third quarter of 2001 from $26.7 million for the third quarter of 2000, due to the increased demand for construction services from wireless communications carriers, the number of projects on which services were rendered and the acquisition of several small construction companies. Site leasing revenues increased 102.7% to $27.7 million for the third quarter of 2001 from $13.7 million for the third quarter of 2000, due to the increased number of tenants added to our towers, higher average rents received and the increase in the number of towers added to our portfolio.

Total cost of revenues increased 28.7% to $37.1 million for the third quarter of 2001 from $28.8 million for the third quarter of 2000. Site development cost of revenues increased 14.2% to $27.2 million for the third quarter of 2001 from $23.8 million for the third quarter of 2000 due primarily to the increased volume in site development construction activity. Site development consulting cost of revenues remained relatively consistent at $3.4 million for the third quarter of 2001 as compared to $3.5 million for the same period in 2000. Site development construction cost of revenues increased 16.8% to $23.8 million for the third quarter of 2001 from $20.4 million for the third quarter of 2000 due primarily to higher volume of construction activity. Site leasing cost of revenues increased 97.7% to $9.9 million for the third quarter of 2001 from $5.0 million for the third quarter of 2000, due primarily to the increased number of towers owned resulting in an increased amount of lease payments to site owners and other related site costs.

Gross profit increased 56.5% to $25.9 million for the third quarter of 2001 from $16.6 million for the third quarter of 2000, due primarily to increased site leasing revenues. Gross profit from site development increased 2.9% to $8.1 million in the third quarter of 2001 from $7.9 million in the third quarter of 2000. Gross profit margin on site development consulting remained relatively consistent at 32.1% for the third quarter of 2001 and 31.1% for the same period in 2000. Gross profit margin on site development construction decreased in the third quarter of 2001 to 21.7% from 23.5% in the third quarter of 2000 but met our minimum expectations of at least 21%. Gross profit for the site leasing business increased 105.6% to $17.8 million in the third quarter of 2001 from $8.7 million in the third quarter of 2000, and site leasing gross profit margin improved to 64.3% in the third quarter of 2001 from 63.4% in the third quarter of 2000. The increased gross profit was due to the substantially greater number of towers owned, the increase in the number of tenants and the greater average revenue per tower in the 2001 period. As a percentage of total revenues, gross profit increased to 41.1% of total revenues for the third quarter of 2001 from 36.5% for the third quarter of 2000 due primarily to increased levels of higher margin site leasing gross profit.

Selling, general and administrative expenses increased 42.2% to $10.0 million for the third quarter of 2001 from $7.0 million for the third quarter of 2000. The increase in selling, general and administrative expenses represents the addition of support personnel and other infrastructure necessary to support our growth as well as increased non-cash compensation expense. The amount recorded as non-cash compensation in the third quarter of 2001 was $0.9 million as compared to only eight thousand dollars of non-cash compensation expense in the third quarter of 2000. This increase results from our increased usage of common stock and stock options as a means of rewarding and retaining key employees.

In the third quarter, we recorded a $24.4 million non-recurring developmental charge relating to a reduction in the scale of our new tower construction operations. Approximately $23.6 million of this charge related to costs that were previously reflected in the Company's balance sheet as construction in process. The remaining $.8 million relates primarily to the costs of employee separation for 102 employees and the costs associated with the closing and consolidation of selected offices that were primarily utilized in our new asset development activities.

Depreciation and amortization increased to $20.1 million for the third quarter of 2001 as compared to $9.5 million for the third quarter of 2000. This increase is directly related to the increased amount of fixed assets (primarily towers) we owned in 2001 as compared to 2000.

Operating loss was $(28.6) million for the third quarter 2001, as compared to operating income of approximately six thousand dollars for the third quarter of 2000. Total other expenses increased to $(20.1) million for the third quarter of

2001, as compared to $(5.6) million for the third quarter of 2000, primarily as a result of increased interest expense. The increase in interest expense is due primarily to interest expense on our $500.0 million 10 1/4 % senior notes issued in February 2001 and the related amortization of deferred financing fees.

Earnings before interest, taxes, depreciation and amortization, non-cash compensation expense and non-recurring and extraordinary items ("EBITDA") increased 75.9% to $16.8 million for the third quarter of 2001 from $9.5 million in the third quarter of 2000. The following table provides a reconciliation of EBITDA to net loss:

                                                            Three months ended September 30,
                                                            --------------------------------
                                                                2001                2000
                                                                ----                ----
                                                                      (in thousands)
        EBITDA                                                $ 16,769             $ 9,531
        Interest expense                                      (14,099)               (967)
        Amortization of original issue discount
           and debt issuance costs                             (7,614)             (6,646)
        Interest income                                          1,578               2,056
        Provision for income taxes                               (408)               (335)
        Depreciation and amortization                         (20,145)             (9,517)
        Other (expense) income                                      54                (19)
        Non-recurring developmental charge                    (24,399)                   -
        Non-cash compensation expense                            (854)                 (8)
                                                             ---------            --------
        Net loss                                             $(49,118)            $(5,905)
                                                             =========            ========

First Nine Months of 2001 compared to the First Nine Months of 2000

Total revenues increased 52.0% to $173.7 million for the first nine months of 2001 from $114.3 million for the first nine months of 2000. Site development revenues increased 28.1% to $100.9 million in the first nine months of 2001 from $78.8 million in the first nine months of 2000 due to increases in both site development consulting revenues and construction revenues. Site development consulting revenues increased 7.7% to $18.9 million for the first nine months of 2001 from $17.5 million for the first nine months of 2000, due to the increased demand for site acquisition, zoning and other consulting services from wireless communications carriers. Site development construction revenues increased 33.9% to $82.0 million for the first nine months of 2001 from $61.3 million for the first nine months of 2000, due to the increased demand for construction services from wireless communications carriers, the number of projects on which services were rendered and the acquisition of several small construction companies. Site leasing revenues increased 105.0% to $72.9 million for the first nine months of 2001, from $35.6 million for the first nine months of 2000, due to the increased number of tenants added to our towers, higher average rents received and the increase in the number of towers added to our portfolio.

Total cost of revenues increased 41.2% to $103.6 million for the first nine months of 2001 from $73.4 million for the first nine months of 2000. Site development cost of revenues increased 29.0% to $77.5 million for the first nine months of 2001 from $60.1 million in the first nine months of 2000 due to the increased volume in both site development consulting and construction revenues. Site development consulting cost of revenues increased 10.1% to $12.8 million for the first nine months of 2001 from $11.7 million for the first nine months of 2000 due primarily to higher volume. Site development construction cost of revenues increased 33.5% to $64.6 million for the nine months of 2001 from $48.4 million in the first nine months of 2000 due primarily to higher volume. Site leasing cost of revenues increased 96.1% to $26.1 million for the first nine months of 2001 from $13.3 million for the first nine months of 2000, due primarily to the increased number of towers owned resulting in an increased amount of lease payments to site owners and other related site costs.

Gross profit increased 71.3% to $70.2 million for the nine months of 2001 from $40.9 million for the nine months of 2000, due to increased site development and site leasing revenues. Gross profit from site development increased 25.1% to $23.4 million in the nine months of 2001 from $18.7 million in the nine months of 2000. Gross profit margin on site development consulting decreased slightly to 32.0% for the nine months of 2001 from 33.5% for the nine months of 2000, reflecting different states of project completions. Gross profit margin on site development construction remained relatively consistent at 21.0% for the first nine months of 2001 as compared to 21.2% for the first nine months of 2000. Gross profit for the site leasing business increased 110.3% to $46.7 million in the nine months of 2001 from $22.2 million in the nine months of 2000, and site leasing gross profit margin improved to 64.2% in the nine months of 2001 from 62.5% in the nine months of 2000. The increased gross profit was due to the substantially greater number of towers owned, the increase in the number of tenants and the greater average revenue per tower in the 2001 period. As a percentage of total revenues, gross profit increased to 40.4% of total revenues for the nine months of 2001 from 35.8% for the nine months 2000 due primarily to increased levels of higher margin site leasing gross profit.

Selling, general and administrative expenses increased 61.0% to $31.4 million for the first nine months of 2001 from $19.5 million for the first nine months of 2000. The increase in selling, general and administrative expenses represented the addition of offices, personnel and other infrastructure necessary to support our growth as well as increased non-cash compensation expense and recurring developmental expenses. The amount recorded as non-cash compensation in the first nine months of 2001 was $2.5 million as compared to $.2 million in the first nine months of 2000. This increase results from the Company's increased usage of common stock and stock options as a means of rewarding and retaining key employees. The increase in recurring developmental expenses is due to higher levels of new build and acquisition activity, the increasingly difficult zoning environment and, to a lessor extent, pending acquisitions that ultimately did not close.

During the nine months ended September 30, 2001, we recorded a $24.4 million non-recurring developmental charge relating to a reduction in the scale of our new tower construction operations. Approximately $23.6 million of this charge related to costs that were previously reflected in the Company's balance sheet as construction in process. The remaining $.8 million relates primarily to the costs of employee separation for 102 employees and the costs associated with the closing and consolidation of selected offices that were primarily utilized in our new asset development activities.

Depreciation and amortization increased to $53.5 million for the first nine months of 2001 as compared to $24.3 million for the first nine months of 2000. This increase is directly related to the increased amount of fixed assets (primarily towers) we owned in 2001 as compared to 2000.

Operating loss was $39.2 million for the first nine months of 2001, as compared to an operating loss of $2.8 million for the first nine months of 2000. Total other expenses increased to $50.0 million for the first nine months of 2001, as compared to $19.8 million for the first nine months of 2000, primarily as a result of increased interest expense. The increase in interest expense is primarily due to additional interest expense on our $500.0 million 10 1/4 % senior notes issued in February 2001. The extraordinary loss in 2001 of $5.1 million relates to the write-off of deferred financing fees associated with a prior credit facility we terminated in the first quarter of 2001.










                        (Continued on the following page)

EBITDA increased 90.6% to $41.3 million for the first nine months of 2001 from $21.7 million in the first nine months of 2000. The following table provides a reconciliation of EBITDA to net loss:

                                                                               Nine months ended September 30,
                                                                                  2000                2001
                                                                                  ----                ----
                                                                                         (in thousands)
EBITDA                                                                          $ 41,289             $ 21,666
Interest expense                                                                (34,736)              (5,494)
Amortization of original issue discount and debt issuance costss                (21,870)             (19,215)
Interest income                                                                    6,785                4,877
Provision for income taxes                                                       (1,240)                (912)
Depreciation and amortization                                                   (53,520)             (24,279)
Other income (expense)                                                             (142)                   32
Non-cash compensation expense                                                    (2,533)                (211)
Non-recurring developmental charge                                              (24,399)                    -
Extraordinary item, write-off of deferred financing fees                         (5,069)                    -
                                                                               ---------            ---------
Net loss                                                                       $(95,435)            $(23,536)
                                                                               =========            =========


LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation is a holding company with no business operations of its own. Our only significant asset is the outstanding capital stock of our subsidiaries. We conduct all our business operations through our subsidiaries. Accordingly, our only source of cash, other than financings, to pay our obligations is distributions we receive from our subsidiaries from the net earnings and cash flow generated by these subsidiaries. Even if we decided to pay a dividend, we cannot assure you that our subsidiaries will generate sufficient cash flow to pay a dividend. Our ability to pay cash or stock dividends is restricted under the terms of our senior secured credit facility and other loan documents.

Net cash provided by operations during the nine months ended September 30, 2001 was $14.8 million as compared to $21.7 million in the nine months ended September 30, 2000. Net cash used in investing activities for the nine months ended September 2001 was $(415.2) million compared to $(283.1) million for the nine months ended September 30, 2000. This increase is primarily attributable to a higher level of acquisitions and new build activity in 2001 versus 2000. Net cash provided by financing activities for the nine months ended September 30, 2001 was $455.8 million compared to $383.1 million for the nine months ended September 30, 2000. The increase in net cash provided by financing activities is primarily due to the issuance of our $500.0 million 10 1/4% senior notes completed in February 2001 and net borrowings under our senior secured credit facility.

Our balance sheet reflected positive working capital of $38.5 million as of September 30, 2001 compared to negative working capital of $(27.5) million as of December 31, 2000. This change is primarily attributable to increased cash balances as a result of the issuance of our $500.0 million 10 1/4% senior notes completed in February 2001, the $50.0 borrowing under our senior secured credit facility.

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

In June 2001, SBA Telecommunications, Inc. ("Telecommunications"), a subsidiary of SBA Communications, entered into a $300.0 million senior secured credit facility. The facility provides for a $100.0 million term loan and a $200.0 million revolving loan, the availability of which is based on compliance with certain convenants. Telecommunications drew $50.0 million of the term loan at closing and the additional $50.0 million available under the term loan will be drawn by December 15, 2001. The term loan and the revolving loan mature June 15, 2007 and amortization of the term loan begins in September 2003. Borrowings under the senior secured credit facility accrue interest at the euro dollar rate plus a margin or a base rate plus a margin, as defined in the agreement. The senior secured credit facility is secured by substantially all of the assets of Telecommunications and its subsidiaries. The facility also places certain restrictions on, among other things, the incurrance of debt and liens, the sale of assets, capital expenditures, transactions with affiliates, sale and lease-back transactions and the number of towers that can be built without anchor tenants.

Our cash capital expenditures for the nine months ended September 30, 2001 were $415.2 million, and for the year ended December 31, 2000 were $445.3 million. We currently plan to make total cash capital expenditures during the year ending December 31, 2001 of approximately $490.0 million to $500.0 million. Substantially all of these planned capital expenditures are expected to be funded by the remaining proceeds of our $500.0 million 10 1/4% senior note offering completed in February 2001, borrowings under our senior secured credit facility and cash flow from operations. Cash capital expenditures for fiscal year end 2002 are currently estimated at approximately $130.0 million to $180.0 million. The borrowings under our senior secured credit facility and cash flows from operations are expected to be sufficient to fund planned 2002 cash capital expenditures. The exact amount of our future capital expenditures will depend on a number of factors including acquisition opportunities that become available during the period, the needs of our build-to-suit customers, the number of towers we build and the availability to us of additional debt or equity capital on acceptable terms. Thereafter, however, or in the event we exceed current estimated cash capital expenditures, we anticipate that we will need to seek additional equity or debt financing to fund our business plan. In the event that we do not have sufficient liquidity, there is insufficient availability under the senior secured credit facility when an acquisition or construction opportunity arises, we would be required to seek additional debt or equity financing. Failure to obtain any such financing could require us to significantly reduce our planned capital expenditures and scale back the scope of our construction or acquisition activities, either of which could have a material adverse effect on our financial condition or results of operations. In addition we may need to refinance all or a portion of our indebtedness (including the 12% senior discount notes and the 10 1/4% senior notes) on or prior to scheduled maturity.

Our ability to meet our planned capital expenditures in 2002 and beyond, to meet our long-term liquidity obligations and to grow our business is extremely dependent on the availability of capital. Prior to September 11, 2001, the U.S. capital markets, and specifically the availability of capital for wireless communications infrastructure, had weakened. The terrorist activities of September 11, 2001 and their aftermath have already caused and may continue to cause additional weakness in the U.S. business and economic environment and in the U.S. capital markets.

If we are unable to access sufficient capital to fund our new tower builds or tower acquisitions, or if our clients are unable to access or are unwilling to allocate sufficient capital to fund network expension, our liquidity and our results of operations would be negatively impacted.

We have on file with the Securities & Exchange Commission ("SEC") shelf registration statements on Form S-4 registering up to a total of 3.0 million shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services at various locations in the United States. During the nine months ended September 30, 2001, we issued 0.8 million shares of Class A common stock under the terms of certain acquisition agreements. As of the date of this report, the Company may issue 1.1 million shares under these shelf registration statements.

In addition, in October 2001, we filed another shelf registration statement on Form S-4 registering up to a total of 3.5 million shares of Class A Common Stock which we may also issue in connection with the acquisition of wireless communications towers or companies that provide related services at various locations in the United States. This registration statement has not yet been declared effective.

We have on file with the SEC a universal shelf registration statement on Form S-3 registering the sale of up to $252.7 million of any combination of the following securities: Class A common stock, preferred stock, debt securities, depositary shares or warrants.


INFLATION

The impact of inflation on our operations has not been significant to date. However, we cannot assure you that a high rate of inflation in the future will not adversely affect our operating results.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks which are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business, and in some cases relate to our acquisition of related businesses. We are subject to interest rate risk on our senior secured credit facility and certain other notes payable and any future financing requirements, however, the majority of our indebtedness currently consists of fixed rate debt.

The following table presents the future principal payment obligations and interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of September 30, 2001:

                                                             (in thousands)
                                     2001        2002         2003          2004         2005      Thereafter
                                     ----        ----         ----          ----         ----      ----------
  Long-term debt:
  Fixed rate (12.0%)                  --          --           --            --           --        $269,000
  Fixed rate (101/4%)                 --          --           --            --           --        $500,000
  Term loan, variable rate
      6.28% at Sept. 30, 2001         --          --         $2,500        $7,500      $12,500      $ 27,500
  Notes payable variable rates
  (between 4.9% and 9.0% at
  Sept. 30, 2001)                    $53         $356        $  127        $   28         --           --

Our primary market risk exposure relates to (1) the interest rate risk on long-term and short-term borrowings, (2) our ability to refinance our senior discount and our senior notes at maturity at market rates, (3) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants and (4) the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions, and other capital expenditures.

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

Senior Discount Note and Senior Note Disclosure Requirements

The indentures governing our 12% senior discount notes and our 10 1/4% senior notes require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries and the disclosure of Tower Cash Flow, as defined in the indentures, for the most recent fiscal quarter and Adjusted Consolidated Cash Flow, as defined in the indentures, for the most recently completed four-quarter period. As of September 30, 2001, we had no unrestricted subsidiaries. Tower Cash Flow, as defined in the indentures, for the quarter ended September 30, 2001 was $13.8 million. Adjusted Consolidated Cash Flow for the twelve months ended September 30, 2001 was $64.3 million.

Disclosure Regarding Forward-Looking Statements

This quarterly report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act. Discussions containing forward-looking statements may be found in the material set forth in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

     o the impact of the $24.4 million non-recurring developmental charge we recorded;
     o our strategy to transition the primary focus of our business from site development services toward the site leasing business, including our intent to make strategic acquisitions of towers and related businesses;
     o anticipated trends in the site development industry and its effect on our revenues and profits;
     o our estimates regarding the future development of the site leasing industry and its effect on our site leasing revenues;
     o our plan to continue to construct and acquire tower assets and the resulting effect on our revenues, capital expenditures, expenses and net income;
     o our ability to successfully conclude letters of intent or definitive agreements for newly built towers, acquisitions of existing towers and related businesses, and the resulting effect on our financial operations;
     o our estimate of the amount of planned capital expenditures for the years ending December 31, 2001 and 2002 that will be required for the construction or acquisition of towers and related businesses;
     o our expectations regarding the average acquisition cost per tower and our average construction cost per tower and;
     o our intention to fund cash capital expenditures through the end of 2002 from the net remaining proceeds of our February 2001 10 1/4% senior note offering, cash flow from operations and borrowings under our senior secured credit facility.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:


     o our ability to access sufficient capital to fund our new tower builds and acquisitions;
     o the inability of our clients to access sufficient capital, or their unwillingness to expend capital to fund network expansion or enhancements;
     o our ability and the ability of our customers to access sufficient capital to fund expansion of networks and new tower builds and acquisitions;
     o    our ability to secure as many site leasing tenants as planned;
     o our ability to expand our site leasing business and maintain or expand our site development business;
     o our ability to complete construction of new towers on a timely and cost-efficient basis, including our ability to successfully address zoning issues, carrier design changes, changing local market conditions and the impact of adverse weather conditions;
     o our ability to identify and acquire new towers and related businesses, including our capability to timely complete a review of the business, financial, and legal aspects and obtain third party consents;
     o    our ability to retain current lessees on newly acquired towers;
     o    our ability to realize economies of scale for newly acquired towers;
     o the continued use of towers and dependence on out-sourced site development services by the wireless communications industry;
     o our ability to compete effectively for new tower opportunities and site development services in light of increased competition; and
     o our ability to close and raise substantial additional financing to expand our tower holdings.
     o our ability to continue to comply with covenants and the terms of our senior secured credit facility.

We assume no responsibility for updating forward-looking statements in this quarterly report.

                           PART II - OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      REPORTS ON FORM 8-K

             The Company filed a report on Form 8-K on July 19, 2001, and reported, under Item 5, certain operational results.

             The Company filed a report on Form 8-K on August 10, 2001 and reported, under Item 5, certain financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



November    , 2001                       /s/  John Marino
                                         -----------------
                                         John Marino
                                         Chief Financial Officer
                                         (Duly Authorized Officer)


November    , 2001                       /s/  John F. Fiedor
                                         -------------------
                                         John F. Fiedor
                                         Chief Accounting Officer
                                         (Principal Accounting Officer)