Form 10-K
period 2001-12-31
SBA COMMUNICATIONS CORP
filed 2002-03-21
CIK 1034054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-30110

SBA COMMUNICATIONS CORPORATION
(Exact name of Registrant as specified in its charter)

Florida	65-0716501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5900 Broken Sound Parkway NW Boca Raton, Florida	33487
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(561) 995-7670

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Class A common stock $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $173.7 million as of March 19, 2002.

The number of shares outstanding of the Registrant’s common stock (as of March 19, 2002):
Class A Common Stock—44,166,395 shares
Class B Common Stock—5,455,595 shares

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2002 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2001, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM I.    BUSINESS

General

We are a leading independent owner and operator of wireless communications towers in the United States and Puerto Rico. We generate revenues from our two primary businesses, site leasing and site development. In our site leasing business, we lease antenna space on towers and other structures that we own or manage for others. The towers that we own have either been built by us at the request of a wireless carrier or built or acquired based on our own initiative. As of December 31, 2001, we owned or controlled 3,734 towers. We expect to build or acquire approximately 250 to 350 towers during 2002. In our site development business, we offer wireless service providers assistance in developing their own networks, including designing a network with signal coverage, identifying and acquiring locations to place their antennas and transmission equipment, obtaining zoning approvals, building towers when necessary and installing their antennas and transmission equipment. Since our founding in 1989, we have participated in the development of more than 15,000 antenna sites in 49 of the 51 major wireless markets in the United States.

Company Services

We provide our services on a local basis, through regional offices, territory offices and project offices, which are opened and closed on a project by project basis. Operationally, we are divided into regions throughout the United States, run by regional vice presidents. Each region is divided into sub-regions run by general managers and we have further divided each sub-region into geographic territories run by territory managers. Within each territory manager’s geographic area of responsibility he or she is responsible for all operations, including hiring employees and opening or closing project offices, and a substantial portion of the sales in such area.

Our executive, corporate development, accounting, finance, human resources, legal and regulatory, information technology departments, site administration personnel, and our network operations center are located in our headquarters in Boca Raton, Florida. We also have in our Boca Raton office certain sales, new tower build support, and tower maintenance personnel.

Site Leasing Services

In 1997 we began aggressively expanding our site leasing business by capitalizing on our nationally recognized site development experience and strong relationships with wireless service providers to take advantage of the trends toward co-location, which is the placement of multiple antennas on one tower or other structure, and independent tower ownership. We believe our towers have significant capacity to accommodate additional tenants with minimal incremental costs. Additionally, due to the relatively young age and mix of our tower portfolio we believe future expenditures required to maintain these towers will be minimal.

The following chart shows the number of towers we built for our own account, the number of towers we acquired and the number of tenants at year end on our towers, for the periods indicated:

	Year ended December 31,
	1997	1998	1999	2000	2001
Towers owned at the beginning of period	—	51	494	1,163	2,390
Towers built	15	310	438	779	667
Towers acquired	36	133	231	448	677

Towers owned at the end of period	51	494	1,163	2,390	3,734

Number of tenants at the end of period(1)	135	601	1,794	4,904	7,693

(1)
Periods for 1997 to 2000 have been adjusted from amounts previously reported to reflect as one tenant, multiple leases with the same user on a tower regardless of the amount of equipment, additional equipment, microwave, etc.

We expect the rate of tower additions to the portfolio to decline in 2002 compared to prior periods.

The following table indicates the number of our acquired and built towers based on location as of December 31, 2001:

Location of Towers	Total Built	Total Acquired	Grand Total	% of Total
Alabama	59	78	137	3.7%
Arizona	49	1	50	1.3%
Arkansas	36	182	218	5.8%
California	28	11	39	1.0%
Colorado	9	12	21	0.6%
Connecticut	60	10	70	1.9%
Delaware	16	5	21	0.6%
Florida	62	81	144	3.8%
Georgia	227	48	275	7.4%
Idaho	8	4	12	0.3%
Illinois	24	29	53	1.4%
Indiana	107	15	122	3.3%
Iowa	35	8	43	1.2%
Kansas	9	27	36	1.0%
Kentucky	21	34	55	1.5%
Louisiana	37	159	196	5.2%
Maine	10	14	24	0.6%
Maryland	10	20	30	0.8%
Massachusetts	31	27	58	1.6%
Michigan	45	6	51	1.4%
Minnesota	6	20	26	0.7%
Mississippi	51	71	122	3.3%
Missouri	47	29	76	2.0%
North Carolina	217	4	221	5.9%
North Dakota	—	6	6	0.2%
Nebraska	6	1	7	0.2%
Nevada	1	1	2	0.1%
New Hampshire	38	13	51	1.4%
New Jersey	6	1	7	0.2%
New Mexico	5	9	14	0.4%
New York	81	49	130	3.5%
Ohio	111	66	177	4.7%
Oklahoma	38	29	67	1.8%
Oregon	31	4	35	0.9%
Pennsylvania	111	63	174	4.7%
Puerto Rico	18	32	50	1.3%
Rhode Island	3	2	4	0.1%
South Carolina	133	5	138	3.7%
South Dakota	2	5	7	0.2%
Tennessee	150	88	238	6.4%
Texas	52	172	224	6.0%
US Virgin Islands	4	—	4	0.1%
Utah	2	3	5	0.1%
Vermont	—	9	9	0.2%
Virginia	67	24	91	2.4%
Washington	12	4	16	0.4%
West Virginia	12	34	46	1.2%
Wisconsin	115	9	124	3.3%
Wyoming	7	1	8	0.2%

Total Towers	2,209	1,525	3,734	100.0%

We believe our history and experience in providing site development services gives us a competitive advantage in choosing the most attractive locations on which to build new towers or buy existing towers, as measured by our success in increasing tower revenues and cash flows. Our same tower revenue growth and same tower cash flow growth at December 31, 2001, on the 2,390 towers we owned as of December 31, 2000, was 24%, and 29% respectively, based on tenant leases signed and revenues annualized as of December 31, 2001 and 2000.

Our site leasing revenue comes from a variety of wireless carriers, including AT&T Wireless, Cingular, Nextel, Sprint PCS, Verizon and VoiceStream. Site leasing revenue was $103.2 million for the year ended December 31, 2001 and $52.0 million for the year ended December 31, 2000. We believe that our site leasing revenues will continue to grow as wireless service providers continue to lease antenna space on our towers.

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. We lease antenna space on:

•	the towers we have constructed through carrier directives under build-to-suit programs;

•	existing towers we have acquired;

•	the towers we have built on locations we have selected which we call “strategic” new tower builds; and

•	towers we lease, sublease and/or manage for third parties.

A significant number of our towers were built under our build-to-suit program, through which we built towers for a wireless service provider on a location of their direction. We retained ownership of the tower and the exclusive right to co-locate additional tenants on the tower. Many wireless service providers chose the build-to-suit option as an alternative to owning the towers themselves. Our build-to-suit sites came from a variety of wireless carriers, including Alamosa PCS, AT&T Wireless, Cingular, Horizon PCS, Sprint PCS, TeleCorp PCS, Triton PCS and VoiceStream.

To help maximize the revenue and profit we earn from our capital investment in the towers we own, we have begun to provide services at our tower locations beyond the leasing of antenna space. These services which we provide, or may provide in the future, include generator provisioning, antenna installation, equipment installation and backhaul, which is the transport of the wireless signals transmitted or received by an antenna to a carrier’s network. Some of these services are recurring in nature, and are contracted for by a wireless carrier or other user in a manner similar to the way they lease antenna space.

Site Development Services

Our site development business consists of two segments, site development consulting and site development construction, through which we provide wireless service providers a full range of end-to-end services. In the consulting segment of our site development business, we offer clients the following services: (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and antennas; (4) support in buying or leasing of the location; and (5) assistance in obtaining zoning approvals and permits. In the construction segment of our site development business we provide a number of services, including the following: (1) tower and related site construction; (2) switch building construction; (3) antenna installation; and (4) radio equipment installation, commissioning and service. We will continue to use our site development expertise to complement our site leasing business. We have capitalized on our leadership position in the site development business and our strong relationships with wireless service providers to build and acquire towers in locations that we believe are attractive to wireless service providers.

Our site development customers currently comprise many of the major wireless communications companies, including AT&T Wireless, Cingular, Nextel, Sprint PCS, Verizon and VoiceStream. Site development revenue was $139.7 million for the year ended December 31, 2001 and $115.9 million for the year ended December 31, 2000.

Business Strategy

Our primary strategy is to capture the maximum benefits from our position as a leading owner and operator of wireless communications towers and expand our position as a leading provider of site development services. Key elements of our strategy include:

Maximizing Use of Tower Capacity.    We believe that many of our towers have significant capacity available for additional antennae and that increased use of our owned towers can be achieved at a low incremental cost. We generally have constructed our towers to accommodate multiple tenants in addition to the anchor tenant, and a substantial majority of our towers are high capacity lattice or guyed towers. We actively market space on our own towers through our internal sales force.

Capturing Other Revenues That Flow From our Tower Ownership.    Tenants who lease antenna space on our towers need a variety of additional services in connection with their operations at the tower site. These services include installation, maintenance and upgrading of radio transmission equipment, antennas, cabling and other connection equipment, electricity, backhaul (which is provided generally by telephone lines or a microwave antenna network), equipment shelters, data collection and network monitoring. Tenants often outsource the performance of some or all of these required services to third parties, including us. Because of our ownership of the tower, our control of the tower site and our experience and capabilities in providing these types of services, we believe that we are well positioned, and intend, to perform more of these services and capture the related revenue.

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

Executing on a Local Basis.    We believe that substantially all of what we do is best done locally, given the nature of towers as location specific communications facilities. We believe our customers make decisions locally. We believe that to be successful in tower building, acquisition and leasing, and site acquisition, zoning and construction, we must have a strong local presence in the markets we serve.

Capitalizing on our Management Experience.    Our management team has extensive experience in site leasing and site development services. Management believes that its industry expertise and strong relationships with wireless carriers will allow us to expand our position as a leading provider of site development services.

Building on Strong Relationships with Major Wireless Service Providers.    We are well-positioned to be a preferred partner in site development projects and tower space leasing because of our strong relationships with wireless service and other telecommunications providers and our proven operating experience.

Customers

Since commencing operations, we have performed site leasing and site development services for many of the largest wireless service providers. The majority of our contracts have been for PCS broadband, ESMR and cellular customers. We also serve wireless data and Internet, paging, PCS narrowband, SMR, multi-channel multi-point distribution service, or MMDS, and multi-point distribution service, or MDS, wireless providers. In both our site development and site leasing businesses, we work with large national providers and smaller local, regional or private operators. For the year ended December 31, 2001, Nextel provided 11.6%, Sprint PCS provided 11.5% and Bechtel Corporation (contractor for AT&T Wireless) provided 10.9% of our site development revenues. In 2000, Sprint PCS provided 10.8% and Alamosa provided 11.0% of our site development revenue. For the year ended December 31, 2001, Nextel provided 10.4% of our site leasing revenues. In 2000, Nextel provided 10.6% and Sprint PCS provided 10.3% of our site leasing revenues. No other customer represented more than 10% of our site leasing or site development revenues.

During the past two years, we provided services for a number of customers, including:

Aerial Communications	MediaOne Group
Airgate PCS	Nextel
Alamosa PCS	Nextel Partners
ALLTEL	Powertel
Arch/PageNet	Qwest
AT&T Wireless Services	Sprint PCS
Bechtel Corporation	TeleCorp PCS
Cingular	Tritel PCS
Devon Mobile	Triton PCS
Dobson Cellular	UbiqueTel, Inc.
Georgia PCS	US Cellular
Horizon PCS	US Unwired
IWO	Verizon
LEAP Wireless	VoiceStream

Sales and Marketing

Our sales and marketing goals are:

•
to use existing relationships and develop new relationships with wireless service providers to lease antenna space on and purchase related services with respect to our owned or managed towers, enabling us to grow our site leasing business;

•
to form affiliations with select communications systems vendors who use end-to-end services, including those provided by us, which will enable us to market our services and product offerings through additional channels of distribution;

•	to further cultivate existing customers to sell site development services; and

•	to continue to grow and sustain a market leadership position in the site development business.

We approach sales on a company-wide basis, involving many of our employees. We have a dedicated sales force that is supplemented by members of our executive management team. Our dedicated salespeople are based regionally as well as in the corporate office. We also rely on our regional vice presidents, general managers, territory managers and other operations personnel to sell our services and cultivate customers. Our strategy is to delegate sales efforts to those employees of ours who have the best relationships with the wireless service providers. Most wireless service providers have national corporate headquarters with regional and local offices. We believe that providers at the regional and local levels make most decisions for site development and site leasing services with input from their corporate headquarters. Our sales representatives work with provider representatives at the regional and local levels and at the national level when appropriate. Our sales staff compensation is heavily weighted to incentive-based goals and measurements. A substantial number of our operations personnel have sales-based incentive components in their compensation plans.

In addition to our marketing and sales staff, we rely upon our executive and operations personnel on the regional and territory office levels to identify sales opportunities within existing customer accounts.

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

Competition

We compete with:

•	wireless service providers that own and operate their own tower footprints and lease, or may in the future decide to lease, antenna space to other providers;

•	site development companies that acquire antenna space on existing towers for wireless service providers, manage new tower construction and provide site development services;

•	other large independent tower companies; and

•	smaller local independent tower operators.

Wireless service providers that own and operate their own tower networks generally are substantially larger and have greater financial resources than we do. We believe that tower location and capacity, quality of service, density within a geographic market and to a lesser extent price historically have been and will continue to be the most significant competitive factors affecting the site leasing business.

Our primary competitors for our site leasing activities are the four large public tower companies, American Tower Corporation, Crown Castle International Corp., Pinnacle Holdings, Inc. and SpectraSite Holdings, Inc. In addition, we compete with AT&T Wireless Services and with Sprint PCS who currently market excess space on their owned towers to other wireless service providers.

We believe that the majority of our competitors in the site development business operate within local market areas exclusively, while some firms appear to offer their services nationally, including American Tower Corporation, Bechtel, Black & Veach, General Dynamics, Mastec, Mericom, and SpectraSite Holdings, Inc. The market includes participants from a variety of market segments offering individual, or combinations of, competing services. The field of competitors includes site development consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors, which provide end-to-end site development services through multiple subcontractors, and providers’ internal staff. We believe that providers base their decisions for site development services on a number of criteria, including a company’s experience, track record, local reputation, price and time for completion of a project. We believe that we compete favorably in these areas.

Employees

As of December 31, 2001, we had approximately 1,350 employees, none of whom is represented by a collective bargaining agreement. We consider our employee relations to be good. In February 2002, we announced that, in connection with our plan to significantly reduce our tower acquisition and new build programs, we would be closing certain offices and reducing personnel. As of March 1, 2002 we had approximately 1,100 employees as a result of this reduction and the number is expected to be further reduced through the remainder of 2002.

Regulatory and Environmental Matters

Federal Regulations.    Both the Federal Communications Commission (“FCC”) and the Federal Aviation Administration (“FAA”) regulate towers used for wireless communications. These regulations govern the construction and marking and painting of towers and may, depending on the characteristics of particular towers, require prior approval and registration of towers. Wireless communications devices operating on towers are separately regulated and independently licensed based upon the particular frequency or frequency band used.

Pursuant to the requirements of the Communications Act of 1934, as amended, the FCC, in conjunction with the FAA, has developed standards to consider proposals for new or modified towers. These standards mandate that the FCC and the FAA consider the height of proposed tower structures, the relationship of the structure to existing natural or man-made obstructions and the proximity of the towers to runways and airports. Proposals to construct or to modify existing towers above certain heights must be reviewed by the FAA to ensure the structure will not present a hazard to air navigation. The FAA may condition its issuance of a no-hazard determination upon compliance with specified lighting, marking and/or painting requirements. Towers that meet certain height and location criteria must also be registered with the FCC. A tower that requires FAA clearance will not be registered by the FCC until it is cleared by the FAA. Upon registration the FCC may also require special lighting, marking and/or painting requirements. Owners of wireless transmission towers may have an obligation to maintain marking, painting and lighting to conform to FAA and FCC standards. Tower owners also bear the responsibility of monitoring any lighting systems and notifying the FAA of any tower lighting outage or malfunction. In addition, any applicant for an FCC antenna structure registration must certify that, consistent with the Anti-Drug Abuse Act of 1988, neither the applicant nor its principals are subject to a denial of Federal benefits because of a conviction for the possession or distribution of a controlled substance. We generally indemnify our customers against any failure to comply with applicable regulatory standards. Failure to comply with the applicable requirements may lead to civil penalties.

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

Owners and operators of towers may be subject to, and therefore must comply with, environmental laws. Any licensed radio facility on a tower is subject to environmental review pursuant to the National Environmental Policy Act of 1969, which requires federal agencies to evaluate the environmental impacts of their decisions under certain circumstances. The FCC has issued regulations implementing the National Environmental Policy Act. These regulations place responsibility on each applicant to investigate any potential environmental effects of operations and to disclose any potential significant effects on the environment in an environmental assessment prior to constructing a tower. In the event the FCC determines the proposed tower would have a significant environmental impact based on the standards the FCC has developed, the FCC would be required to prepare an environmental assessment, which will be subject to public comment. This process could significantly delay the registration of a particular tower.

As an owner and operator of real property, we are subject to certain environmental laws that impose strict, joint and several liability for the cleanup of on-site or off-site contamination and related personal or property damage. We are also subject to certain environmental laws that govern tower placement, including pre-construction environmental studies. Operators of towers must also take into consideration certain RF emissions regulations that impose a variety of procedural and operating requirements. The potential connection between RF emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. We believe that we are in substantial compliance with and we have no material liability under any applicable environmental laws. These costs of compliance with existing or future environmental laws and liability related thereto may have a material adverse effect on our prospects, financial condition or results of operations.

State and Local Regulations.    Most states regulate certain aspects of real estate acquisition and leasing activities and construction activities. Where required, we conduct the site acquisition portions of our site development services business through licensed real estate brokers agents, who may be our employees or hired as independent contractors, and conduct the construction portions of our site development services through licensed contractors, who may be our employees or independent contractors. Local regulations include city and other local ordinances, zoning restrictions and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require tower owners to obtain approval from local officials or community standards organizations prior to tower construction. Local zoning authorities generally have been unreceptive to construction of new transmission towers in their communities because of the height and visibility of the towers, and have, in some instances, instituted moratoria.

Recent Developments

In August 2001, we announced that we were adjusting our new tower build construction plan and operation to produce 100 to 150 new towers per quarter commencing with the third quarter of 2001, instead of the 200 to 250 new towers per quarter previously built or capable of being built by us. At that time we expected to build a total of approximately 600 to 700 new towers in 2001 and approximately 400 to 600 in 2002. In connection with this adjustment, we recorded a $24.4 million charge in the third quarter of 2001. Included in this charge was a write-off of costs previously reflected on our balance sheet as construction-in-process for certain new tower build sites for which development activity had been abandoned, costs of employee separation for certain employees and costs associated with the closing and consolidation of selected offices that were previously utilized primarily in our new tower development activities.

In February 2002, we announced that as a result of capital market conditions we were further reducing our planned capital expenditures for new tower development activities in 2002 and subsequently suspending any material new investment for additional towers. We have reduced the number of towers expected to be built or acquired in 2002 to approximately 250 to 350 towers. We expect approximately 90 to 110 new towers to be built or acquired in the first quarter of 2002, and the remainder of our obligations to build or acquire towers to be satisfied later in 2002. Under current capital markets conditions, we do not anticipate building or buying a material number of new towers beyond those we are currently contractually obligated to build or buy. In connection with this restructuring plan we anticipate incurring charges of between $30.0 million and $65.0 million related to the disposal of new tower build and acquisition construction-in-process, costs of employee separation, costs associated with the closing of offices and other items. The amount of the charge related to asset disposals will be determined primarily by the fair value of costs of construction-in-process with respect to those new builds we choose to dispose of. Most of this charge is expected to be incurred in the first quarter of 2002 with the remainder incurred in the second quarter of 2002.

In the first quarter of 2002 we are required to adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). With the adoption of SFAS 142 we will assess the impairment, if any, on goodwill and certain other intangible assets, in lieu of amortization against earnings. We are currently performing that assessment and have not yet determined the impact that the adoption of SFAS 142 will have on our consolidated financial statements, however, we believe the impact may be material. As of December 31, 2001 we had unamortized goodwill and covenants not to compete of $86.2 million.

Backlog

Our backlog for site development services was $58.8 million as of December 31, 2001 as compared to $61.0 million as of December 31, 2000. Our backlog for pending tower acquisitions was 145 towers as of December 31, 2001 as compared to 677 towers as of December 31, 2000. We were pursuing build-to-suit mandates for approximately 400 towers as of December 31, 2001 as compared to 600 as of December 31, 2000. As a result of actions we have taken in connection with our announced reduction of capital expenditures for new tower assets, our backlog of tower acquisitions and towers under build-to-suit mandates has been materially reduced. During the first quarter of 2002 we expect to acquire 40 to 50 towers. We do not anticipate having any material amount of pending tower acquisitions in our backlog as of March 31, 2002. We expect to build 60 to 70 towers during the first quarter of 2002 and to have build-to-suit mandates for approximately 160 towers in our backlog as of March 31, 2002. We anticipate that we will perform all of these services and complete the pending tower acquisitions during the current fiscal year.

RISK FACTORS

We may not be able to service our substantial indebtedness.

As indicated below, we have and will continue to have a significant amount of indebtedness relative to our equity size.

	At December 31, 2001	At December 31, 2000
	(in thousands)
Total indebtedness	$845,453	$284,273
Stockholders’ equity	$450,644	$538,160

Our substantial indebtedness could have important consequences to you. For example, it could:

•	limit our ability to repay our borrowings under our senior credit facility, our 10¼% senior notes and our 12% senior discount notes;

•	limit our ability to fund future working capital, capital expenditures and development costs;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	subject us to interest rate risk;

•	place us at a competitive disadvantage to our competitors that are less leveraged;

•	require us to sell debt or equity securities or sell some of our core assets, possibly on unfavorable terms, to meet payment obligations; and

•	limit our ability to borrow additional funds.

Our ability to service our debt obligations will depend on our future operating performance. Based on our outstanding debt as of December 31, 2001, we would require approximately $56.8 million of cash flow from operations (before net cash interest expenses) to discharge our cash interest obligations for the twelve months ending December 31, 2002. By comparison, for the twelve months ended December 31, 2001, we generated $53.7 million of cash flow from operations (before net cash interest expenses). As we borrow under our senior credit facility, the amount of cash flow needed to fund our cash interest obligations will increase. This amount will increase materially in September 2003 once we begin to pay cash interest on our 12% senior discount notes and begin to amortize our $100.0 million term loan under our senior credit facility, $5.0 million of which is required to be repaid in 2003. If we do not materially increase our cash flow by then, we will not be able to meet our obligations. In order to manage our substantial amount of indebtedness, we may from time to time sell assets, issue equity, or repurchase, restructure or refinance some or all of our debt. We may not be able to effect any of these alternative strategies on satisfactory terms, if at all. The implementation of any of these alternative strategies may dilute our current shareholders, subject us to additional costs or restrictions on our ability to manage our business and could have a material adverse effect on our financial condition and growth strategy.

We pay interest on amounts outstanding under our senior credit facility at variable interest rates. In addition, we have entered and may in the future enter into interest rate swaps to effectively convert a portion of our debt from fixed to variable rates. Therefore, if interest rates were to increase, the amount of interest that we would have to pay would increase.

Our cash flow is negative and we need to access external sources of liquidity to fund tower development activities.

During 2001, we did not generate sufficient cash flow from our operations to fund our cash expenditures and we expect this situation to continue until early 2003. Therefore our ability to continue operating at our current level of activity is contingent upon receiving external sources of funding. Based on current capital market conditions, we may not be able to access either the debt or equity markets on commercially reasonable terms or at all. Consequently, we believe that the only likely material source of liquidity to fund our cash flow gap in 2002 and through early 2003 will be availability under our senior credit facility. At December 31, 2001, we had approximately $190.0 million of funds available to us under our senior credit facility. In September 2003, we begin paying cash interest on our 12% senior discount notes and begin making principal payments on our term loan under our senior credit facility. To make such payments we may rely in part on availability under our senior credit facility, even assuming that we have materially increased our cash flow from operations by that time. If we are unable to borrow sufficient funds under our senior credit facility, and we are unable to access other sources of funding, we may not be able to satisfy our obligations and may be required to reduce our levels of business activity, sell assets, and/or restructure or refinance our debt. Availability under our senior credit facility is subject to various risks including our compliance with the covenants specified in the senior credit facility agreement and compliance by the lenders with their financial commitment.

Our debt instruments contain restrictive covenants that could adversely affect our business.

Our senior credit facility and the indentures governing our 10¼% senior notes and our 12% senior discount notes each contain certain restrictive covenants. Among other things, these covenants restrict our ability to incur additional indebtedness, sell assets for less than fair market value, pay dividends, redeem outstanding debt or engage in other restricted payments. If we fail to comply with these covenants, it could result in an event of default under one or all of these debt instruments.

SBA Telecommunications, Inc., our principal subsidiary which owns all of the common stock of our other subsidiaries, is the borrower under our senior credit facility. The senior credit facility requires SBA Telecommunications to maintain specified financial ratios, including ratios regarding SBA Telecommunications’ consolidated debt coverage, debt service, interest expense and fixed charges for each quarter and satisfy certain financial condition tests including maintaining a minimum consolidated EBITDA (Earnings before interest, taxes, depreciation, amortization, non-cash charges and unusual or non-recurring expenses). Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not be able to meet these tests. A breach of any of these covenants could result in an event of default under the senior credit facility. If an event of default occurs, our lenders can prevent us from borrowing additional amounts. In addition, upon the occurrence of any event of default, other than certain bankruptcy events, our senior credit facility lenders can elect to declare all amounts of principal outstanding under the senior credit facility, together with all accrued interest, to be immediately due and payable. Upon the occurrence of certain bankruptcy events, the outstanding principal, together with all accrued interest, will automatically become immediately due and payable. The occurrence of any event of default under our senior credit facility may cause a cross-default in our 10¼% senior notes, our 12% senior discount notes and/or any of our other indebtedness and may permit the acceleration of some or all of our indebtedness. If the indebtedness under the senior credit facility and/or indebtedness under our 10¼% senior notes or 12% senior discount notes were to be accelerated, our assets may not be sufficient to repay in full the indebtedness. If we were unable to repay amounts that become due under the senior credit facility, our lenders could proceed against the collateral granted to them to secure that indebtedness. Substantially all of our assets are pledged as security under the senior credit facility.

We may not secure as many site leasing tenants as planned.

If tenant demand for tower space decreases, we may not be able to successfully grow our site leasing business. This may have a material adverse effect on our strategy, revenue growth and our ability to satisfy our obligations. Our plan for the growth of our site leasing business largely depends on our management’s expectations and assumptions concerning future tenant demand for independently-owned towers. Tenant demand includes both the number of tenants and the lease rates they are willing to pay.

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

Demand for antennae space on communication sites may be adversely affected by consolidation of our wireless service provider customers. Economic conditions have resulted in the consolidation of several wireless service providers and this trend is likely to continue. To the extent that our customers consolidate, they may terminate any duplicative leases that they have on our towers and/or may not lease as many spaces on our towers in the future. This would adversely affect our growth, our revenue and our ability to generate positive cash flow.

Wireless voice service providers frequently enter into roaming agreements with competitors allowing them to use another’s wireless communications facilities to accommodate customers who are out of range of their home provider’s services. Wireless voice service providers may view these roaming agreements as a superior alternative to leasing antenna space on communications sites owned or controlled by us. The proliferation of these roaming agreements could have a material adverse effect on our revenue.

We may be adversely affected by an economic slowdown.

The significant general slowdown in the U.S. economy has negatively affected (1) the financial condition of wireless service providers, (2) the availability of capital, and the willingness of wireless service providers to utilize capital, to expand their networks and (3) may negatively affect the growth rate of consumer demand for wireless services. As a result of the economic slowdown, and the negative impact of such slowdown on the debt and equity markets, we have adjusted our business to significantly reduce the number of new towers added to our portfolio. In August 2001, we announced that we were adjusting our new tower build construction plan and operation to produce 100 to 150 new towers per quarter commencing with the third quarter of 2001, instead of the 200 to 250 new towers per quarter previously built or capable of being built by us. In February 2002, we announced that we were further reducing our capital expenditures for new tower development activities in 2002 and subsequently suspending any material new investment for additional towers. If the U.S. economy continues to suffer from the economic slowdown or if the economy worsens, these factors could result in a material decrease in the demand for our tower space and our site development services.

We are not profitable and expect to continue to incur losses.

We are not profitable. The following chart shows the net losses we incurred for the periods indicated:

	Years ended December 31,
	2001	2000	1999
	(in thousands)
Net losses	$125,145	$28,915	$33,858

Our losses are principally due to significant interest expense, depreciation, amortization and in the year 2001, a restructuring and other charge of $24.4 million. We expect to continue to have significant interest expense and depreciation charges in 2002. In addition, during 2002 we will incur a restructuring charge of $30.0 million to $65.0 million. We have not achieved profitability and expect to continue to incur losses for the foreseeable future.

If demand for wireless communication services decreases, our revenue will be adversely affected.

Substantially all of our customers to date have been providers of wireless communications services. If demand for wireless communication services decreases, our revenue growth will be, and our revenue may be, adversely affected. This could affect our ability to satisfy our obligations. Demand for both our site leasing and site development services is dependent on demand for communication sites from wireless service providers, which, in turn, is dependent on the demand for wireless services. A slowdown in the growth of, or reduction in demand in, a particular wireless communication segment could adversely affect the demand for communication sites. Most types of wireless services currently require ground-based network facilities, including communication sites for transmission and reception. The extent to which wireless service providers lease these communication sites depends on a number of factors beyond our control, including:

•	the level of demand for wireless services;

•	the financial condition and access to capital of wireless service providers;

•	the strategy of wireless service providers with respect to owning or leasing communication sites;

•	government licensing of broadcast rights; and

•	changes in telecommunications regulations and general economic conditions.

We depend on a relatively small number of customers for most of our revenue.

We derive a significant portion of our revenue from a small number of customers that vary at any given time, particularly in the site development services side of our business. The loss of any significant customer could have a material adverse effect on our revenue.

Following is a list of significant customers and the percentage of total revenues derived from such customers:

	Years ended December 31,
	2001	2000
	(% of revenue)
Sprint PCS	10.3	10.7
Nextel	11.1	Less than 10.0

Revenues from these clients are derived from numerous different site leasing contracts and site development contracts. Each site leasing contract relates to the lease of space at an individual tower site and is generally for an initial term of 5 years with five 5-year renewable options. Our site development customers engage us on a project-by-project basis, and a customer can generally terminate an assignment at any time without penalty. In addition, a customer’s need for site development services can decrease, and we may not be successful in establishing relationships with new customers. Moreover, our existing customers may not continue to engage us for additional projects.

Due to the long-term expectations of revenue from tenant leases, the tower industry is very sensitive to the creditworthiness of its tenants. Wireless service providers often operate with substantial leverage, and financial problems for our customers could result in uncollected accounts receivable, in the loss of customers and the associated lease revenues, or in a reduced ability of these customers to finance expansion activities. During the past two years, a number of our site leasing customers have filed for bankruptcy including almost all of our paging customers. Although these bankruptcies have not yet had a material adverse effect on our business or revenues, pending bankruptcies and any future bankruptcies may have a material adverse effect on our business or revenues.

New technologies may have a material adverse effect on our growth rate and results of operations.

The emergence of new technologies could reduce the demand for space on our towers. This could have a material adverse effect on our growth rate and results of operations. For example, the FCC has granted license applications for several low-earth orbiting satellite systems that are intended to provide mobile voice and data services. Although these systems are highly capital intensive and have only begun to be tested, mobile satellite systems could compete with land-based wireless communications systems. In addition, products are currently being developed which may permit multiple wireless carriers to use a single antenna, to share networks, or to increase the range and capacity of an antenna, which, if successful, could reduce the number of antenna needed by our customers.

We may not be able to materially increase our tower assets without additional financing.

Our ability to materially increase the size of our tower portfolio through cash expenditures depends on the availability of additional financing as we do not expect to generate material amounts of excess cash flow from our operations for at least the next two years. Based on current capital market conditions, we have announced our intent to significantly scale back our tower acquisitions, build-to-suit program and strategic siting programs. We do not expect to recommence these programs until such time, if ever, that capital is available to us on terms we find acceptable. If we are not able to increase the size of our tower portfolio it may materially adversely affect our long-term growth rates.

Our quarterly operating results fluctuate and therefore should not be considered indicative of our long-term results.

The number of towers we build or acquire, the number of tenants we add to our towers and the demand for our site development services fluctuate from quarter to quarter and should not be considered as indicative of long-term results. Numerous factors cause these fluctuations, including:

•	the timing and amount of our customers’ capital expenditures;

•	the business practices of customers, such as deferring commitments on new projects until after the end of the calendar year or the customers’ fiscal year;

•	the number and significance of active customer engagements during a quarter;

•	delays relating to a project or tenant installation of equipment;

•	seasonal factors, such as weather, vacation days and total business days in a quarter;

•	employee hiring;

•	the use of vendors by our customers; and

•	the rate and volume of wireless service providers’ network development.

Although the demand for our services fluctuates, we incur significant fixed costs, such as maintaining a staff and office space in anticipation of future contracts. The timing of revenues is difficult to forecast because our sales cycle may be relatively long and may depend on factors such as the size and scope of assignments, budgetary cycles and pressures and general economic conditions. In addition, under lease terms typical in the tower industry, revenue generated by new tenant leases usually commences upon installation of the tenant’s equipment on the tower rather than upon execution of the lease, which can be 90 days or more after the execution of the lease.

Our business is subject to government regulations and changes in current or future regulations could harm our business.

We are subject to federal, state and local regulation of our business. Both the FCC and the FAA regulate towers used for wireless communications and radio and television antennae. In addition, the FCC separately licenses and regulates wireless communication devices and television and radio stations operating from towers. Such regulations control construction, lighting, painting and marking of towers and may, depending on the characteristics of the tower, require registration of tower facilities. Certain proposals to construct new towers or to modify existing towers are reviewed by the FAA to ensure that the tower will not present a hazard to air navigation. Tower owners may have an obligation to mark or paint towers or install lighting to conform to FAA standards and to maintain such marking, painting and lighting. Tower owners may also bear the responsibility of notifying the FAA of any tower lighting failures. Failure to comply with existing or future applicable requirements may lead to civil penalties or other liabilities and may subject us to significant indemnification liability to our customers against any such failure to comply. In addition, new regulations may impose additional costly burdens on us, which may affect our revenues and cause delays in our growth.

Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, vary greatly, but typically require tower owners to obtain approval from local officials or community standards organizations prior to tower construction. Local regulations can delay or prevent new tower construction or site upgrade projects, thereby limiting our ability to respond to customer demand. In addition, such regulations increase costs associated with new tower construction or upgrade projects at our existing tower sites. We cannot assure you that existing regulatory policies will not adversely affect the timing or cost of new tower construction or upgrades or that additional regulations will not be adopted that increase such delays or result in additional costs to us. Such factors could have a material adverse effect on our future growth.

Our towers are subject to damage from natural disasters.

Our towers are subject to risks associated with natural disasters such as tornadoes, hurricanes and earthquakes. We maintain insurance to cover the estimated cost of replacing damaged towers, but these insurance policies are subject to caps and deductibles. We also maintain third party liability insurance to protect us in the event of an accident involving a tower. A tower accident for which we are uninsured or underinsured, or damage to a tower or group of towers could require us to make significant capital expenditures and may have a material adverse effect on our operations or financial condition.

Steven E. Bernstein controls the outcome of shareholder votes and therefore disinterested shareholders will not control many corporate governance matters.

Steven E. Bernstein, our Chairman of the Board, controls 100% of the outstanding shares of Class B common stock. Our Class B common stock has the right to 10 votes for each share provided that the outstanding shares of Class B common stock represent more than 10% of the aggregate amount of Class A and Class B common stock outstanding. As of March 15, 2002, the Class B common stock represented 11.2% of the aggregate amount of common stock outstanding. As of March 15, 2002, Mr. Bernstein controlled approximately 57% of the total voting power of both classes of our common stock. As a result, Mr. Bernstein has the ability to control the outcome of all matters determined by a majority vote of our common shareholders when voting together as a single class. Consequently, disinterested shareholders will not be able to determine who is elected as a director nor the outcome of other corporate governance matters subject to approval by the majority of the outstanding shares.

The loss of the services of certain of our executive officers may negatively affect our business.

Our success depends to a significant extent upon performance and active participation of our key senior executives. We cannot guarantee that we will be successful in retaining the services of these key senior executives. Although we have an employment agreement with Jeffrey A. Stoops, our President and Chief Executive Officer, we do not have employment agreements with many of our other key senior executives. If we were to lose any of the key senior executives we may not be able to find appropriate replacements on a timely basis and our results of operations could be negatively affected.

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

We are a holding company with no business operations of our own. Our dependence on our subsidiaries for cash flow may have a material adverse effect on our operations. Our only significant asset is, and is expected to be, the outstanding capital stock of our subsidiaries. We conduct, and expect to conduct, all of our business operations through our subsidiaries. Accordingly, our only source of cash to pay our obligations is distributions from our subsidiaries of their net earnings and cash flow. We currently expect that the earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their debt obligations, except as necessary to be distributed to us to cover holding company expenses including interest payments on our 10¼% senior notes and 12% senior discount notes. Even if our subsidiaries determined to make a distribution to us, applicable state law and contractual restrictions, including dividend covenants contained in our senior credit facility, may restrict or prohibit these dividends or distributions.

We may experience volatility in our stock price that could affect the value of your investment.

The stock market has from time to time experienced significant price and volume fluctuations that have affected the market price for the common stock of companies. In the past, certain broad market fluctuations have been unrelated or disproportionate to the operating performance of these companies. Any significant fluctuations in the future might result in a material decline in the market price of our Class A common stock.

We have adopted anti-takeover provisions that could make it more difficult for a third party to acquire us.

Provisions of our articles of incorporation, our bylaws and Florida law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. We recently adopted a shareholder rights agreement, which could make it considerably more difficult or costly for a person or group to acquire control of us in a transaction that our board of directors opposes. These provisions, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our Class A common stock, or could limit the ability of our shareholders to approve transactions that they may deem to be in their best interests.

Our costs could increase and our revenues could decrease due to perceived health risks from radio emissions, especially if such emissions are demonstrated to cause negative health effects.

The government imposes requirements and other guidelines on our towers relating to radio emissions. The potential connection between radio emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive. However, public perception of possible health risks associated with cellular and other wireless communications media could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks could slow the market acceptance of wireless communications services.

If a connection between radio emissions and possible negative health effects, including cancer, were demonstrated, we could be subject to numerous claims. If we were subject to numerous claims relating to radio emissions, even if such claims were not ultimately found to have merit, our operations, costs and revenues would be materially and adversely affected.

Future issuances of our stock may cause dilution.

In connection with our financing and tower acquisition programs, we have agreed and in the future may agree to issue material amounts of our Class A common stock which could cause dilution to our current shareholders. As of December 31, 2001, we had the obligation to issue shares of Class A common stock for an amount up to $5.0 million if the towers that we have acquired meet or exceed certain earnings or new tower targets identified in the various acquisition agreements. In addition, we may have up to an aggregate of $21.4 million in additional earn-out obligations that may be paid in cash or shares of Class A common stock, at our option, if the businesses acquired meet or exceed the agreed earnings or new tower targets.

ITEM 2.    PROPERTIES

We are headquartered in Boca Raton, Florida, where we currently lease approximately 73,000 square feet of space. We have entered into long-term leases for regional and certain site development office locations where we expect our activities to be longer-term. We open and close project offices from time to time in connection with our site development business, and offices for new tower build projects are generally leased for periods not to exceed 18 months. Our interests in towers are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, private easements, easements and licenses or rights-of-way granted by government entities. Please refer to “Site Leasing Services” for a listing of the locations of towers.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2001.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Class A common stock commenced trading under the symbol “SBAC” on The Nasdaq National Market System (“Nasdaq”) on June 16, 1999. The following table presents trading information for the Class A common stock for the periods indicated on the Nasdaq:

	High	Low
Quarter ended March 31, 2000	$54.75	$16.50
Quarter ended June 30, 2000	$57.00	$31.50
Quarter ended September 30, 2000	$55.88	$37.00
Quarter ended December 31, 2000	$55.25	$30.88

Quarter ended March 31, 2001	$47.13	$15.44
Quarter ended June 30, 2001	$34.31	$12.69
Quarter ended September 30, 2001	$24.48	$10.48
Quarter ended December 31, 2001	$16.60	$5.91

As of March 15, 2002, there were 223 record holders of our Class A common stock, and 3 record holders of our Class B common stock. There is no established public trading market for our Class B common stock.

We have not paid a dividend on any class of common stock and anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Consequently, we do not anticipate paying cash dividends on any of our common stock in the foreseeable future. In addition, we are restricted under our senior credit facility, the 10¼% senior notes and the 12% senior discount notes from paying dividends or making distributions and repurchasing, redeeming or otherwise acquiring any shares of common stock except under certain circumstances.

(continued on following page)

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected historical financial and other data as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. The historical financial data has been derived from, and is qualified by reference to, our audited financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto included elsewhere in this report.

	Years ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share and tower data)
OPERATING DATA:
Revenues:
Site development	$139,735	$115,892	$60,570	$46,705	$48,241
Site leasing	103,159	52,014	26,423	12,396	6,759

Total revenues	242,894	167,906	86,993	59,101	55,000
Cost of revenues (exclusive of depreciation and amortization shown below):
Cost of site development	107,932	88,892	45,804	36,500	31,470
Cost of site leasing	36,722	19,502	12,134	7,281	5,356

Total cost of revenues	144,654	108,394	57,938	43,781	36,826

Gross profit	98,240	59,512	29,055	15,320	18,174
Selling, general and administrative(a)	41,342	27,799	19,784	18,302	12,033
Restructuring and other charge	24,399	—	—	—	—
Depreciation and amortization	80,465	34,831	16,557	5,802	514

Operating income (loss)	(47,966)	(3,118)	(7,286)	(8,784)	5,627
Interest and other (expense) income, net	(70,456)	(24,564)	(26,378)	(12,641)	236
(Provision) benefit for income taxes(b)	(1,654)	(1,233)	223	1,524	(5,596)
Extraordinary item	(5,069)	—	(1,150)	—	—

Net income (loss)	(125,145)	(28,915)	(34,591)	(19,901)	267
Dividends on preferred stock	—	—	733	(2,575)	(983)

Net loss available to common shareholders	$(125,145)	$(28,915)	$(33,858)	$(22,476)	$(716)

Basic and diluted loss per common share before extraordinary item	$(2.53)	$(0.70)	$(1.71)	$(2.64)	$(0.09)
Extraordinary item	(0.11)	—	(0.06)	—	—

Basic and diluted loss per common share	$(2.64)	$(0.70)	$(1.77)	$(2.64)	$(0.09)

Basic and diluted weighted average number of shares of common stock	47,437	41,156	19,156	8,526	8,075

OTHER DATA:
EBITDA(c)	$60,224	$32,026	$9,582	$(2,377)	$7,155
Annualized tower cash flow(d)	78,756	31,056	18,692	8,088	1,946
Capital expenditures(e)	561,326	494,053	226,570	138,124	17,676
Cash provided by (used in):
Operating activities	13,000	47,516	23,134	7,471	7,829
Investing activities	(530,273)	(445,280)	(208,870)	(138,124)	(17,676)
Financing activities	516,197	409,613	162,124	151,286	15,645

BALANCE SHEET DATA:
Cash and cash equivalents	$13,904	$14,980	$3,131	$26,743	$6,109
Property and equipment, net	1,198,559	765,815	338,892	150,946	17,829
Total assets	1,429,011	948,818	429,823	214,573	44,797
Total debt	845,453	284,273	320,767	182,573	10,184
Redeemable preferred stock	—	—	—	33,558	30,983
Common shareholders’ equity (deficit)	450,644	538,160	48,582	(26,095)	(4,344)

	Years ended December 31,
	2001	2000	1999	1998	1997
TOWER DATA:
Towers owned at the beginning of period	2,390	1,163	494	51	—
Towers constructed	667	779	438	310	15
Towers acquired	677	448	231	133	36

Towers owned at the end of period	3,734	2,390	1,163	494	51

Tenants at the end of period (f)	7,693	4,904	1,794	601	135

(a)
For the year ended December 31, 2001, selling, general and administrative expense includes non-cash compensation expense of $3.3 million in connection with stock option grants, restricted stock grants and the issuance of Class A common stock. For the year ended December 31, 2000, selling, general and administrative expense included non-cash compensation expense of $0.3 million in connection with stock option and restricted stock activity. For the year ended December 31, 1999, selling, general and administrative expenses included non-cash compensation expense of $0.3 million incurred in connection with the issuance of stock options and Class A common stock. For the year ended December 31, 1998, selling, general and administrative expense included non-cash compensation expense of $0.6 million incurred in connection with stock option activity.

(b)	Provision for income taxes for the year ended December 31, 1997 included the tax effect of our conversion to a C corporation.

(c)
EBITDA represents earnings (loss) before interest, taxes, depreciation, amortization, non-cash charges (including those referred to in footnote (a) above) and unusual or non-recurring expenses. EBITDA is commonly used in the telecommunications industry to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA is not intended to represent cash flows for the periods presented, nor has it been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States. Companies calculate EBITDA differently and, therefore, EBITDA as presented by us may not be comparable to EBITDA reported by other companies. See our Consolidated Statements of Cash Flows in our Consolidated Financial Statements included in this filing.

(d)
We define “tower cash flow” as site leasing revenue less cost of site leasing revenue (exclusive of depreciation). We believe tower cash flow is useful because it allows you to compare tower performance before the effect of expenses (selling, general and administrative) that do not relate directly to tower performance. We define ‘‘annualized tower cash flow’’ as tower cash flow for the last calendar quarter attributable to our site leasing business multiplied by four.

(e)	Includes the value of Class A common stock issued in connection with acquisitions.

(f)
Periods for 1997 to 2000 have been adjusted from amounts previously reported to reflect as one tenant, multiple leases with the same user on a tower regardless of the amount of equipment, additional equipment, microwave, etc.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of over 3,700 wireless communications towers in the United States and Puerto Rico. We generate revenues from our two primary businesses, site leasing and site development. In our site leasing business we lease antenna space to wireless service providers on towers and other structures that we own or manage for others. The towers that we own have either been constructed by us at the request of a carrier, built or constructed based on our own initiative or acquired. In our site development business, we offer wireless service providers assistance in developing and maintaining their own networks.

We are continuing to shift our revenue stream from project driven revenues more to recurring revenues through the leasing of antenna space at or on communications facilities. We intend to emphasize our site leasing business through the leasing and management of tower sites and we believe we have well positioned ourselves to perform many of the other types of services that wireless service providers need in connection with the operation and maintenance of a wireless telecommunications network. Those services include installation, maintenance and upgrading of radio transmission equipment, antennas, cabling and other connection equipment, electricity, backhaul, equipment shelters, data collection and network monitoring.

Site Leasing Services

Site leasing revenues are received primarily from wireless communications companies. Revenues from these clients are derived from numerous different site leasing contracts. Each site leasing contract relates to the lease of space at an individual tower site and is generally for an initial term of 5 years with five 5-year renewable options. Almost all of our leases contain specified rent escalators which average 4% per year, including the option periods. Leases are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the term of the related lease agreements. Rental amounts received in advance are recorded in other liabilities (current and long-term).

Cost of site leasing revenue consist of:
•	payments for rental on ground and other underlying property;
•	repairs and maintenance;
•	utilities;
•	insurance; and
•	property taxes.

For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as additional customers are added.

Our same tower revenue growth and same tower cash flow growth at December 31, 2001, on the 2,390 towers we owned as of December 31, 2000 was 24% and 29%, respectively, based on tenant leases signed and revenues annualized as of December 31, 2001 and 2000.

Site Development Services

Site development services revenues are also received primarily from wireless communications companies. Our site development customers engage us on a project-by-project basis, and a customer can generally terminate an assignment at any time without penalty. Site development projects in which we perform consulting services include contracts on a time and materials basis or a fixed price, or milestone, basis. Time and materials based contracts are billed at contractual rates as the services are rendered. For those site development contracts in which we perform work on a fixed price basis, we bill the client, and recognize revenue, based on the completion of agreed upon phases or milestones of the project on a per site basis. Upon the completion of each phase on a per site basis, we recognize the revenue related to that phase. The majority of our site development services are billed on a fixed basis. Our site development projects generally take from 3 to 12 months to complete. Our revenue from construction projects is recognized on the percentage-of-completion method of accounting, determined by the percentage of cost incurred to date compared to management’s estimated total anticipated cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contracts nears completion. The average site development contract for consulting was approximately $233,000 per contract in 2001 and for construction was approximately $45,000 per contract in 2001. Revenue from our site development business may fluctuate from period to period depending on construction activities, which are a function of the timing and amount of our clients’ capital expenditures, the number and significance of active customer engagements during a period, weather and other factors.

Cost of site development project revenue and construction revenue include all material costs, salaries and labor costs, including payroll taxes, subcontract labor, vehicle expense and other costs directly related to the projects. All costs related to site development projects and construction projects are recognized as incurred.

We have focused our capital expenditures on building new towers and acquiring existing towers and related businesses. Our average construction cost of a new tower is currently approximately $275,000 while we believe the industry’s average acquisition cost of a tower over the last two years has been approximately $350,000. As a result of these favorable economics, we have historically elected to build the majority (59%) of our towers. However, this trend changed somewhat in 2001 as the average acquisition price per tower declined. We acquired more towers than we built in the year 2001.

While we have focused primarily on building new towers for growth, we have also acquired 1,525 towers as of December 31, 2001. Our acquisition strategy has focused on smaller acquisition opportunities from non-carriers and small carrier transactions. We seek to acquire towers where we can increase cash flow to substantially reduce the tower cash flow multiple paid at acquisition through additional tenant lease up. During the year ended December 31, 2001 we acquired 677 towers. The 677 tower acquisitions were completed at an aggregate purchase price of $222.5 million (exclusive of acquisition costs), an average price of approximately $329,000 per tower.

In August 2001, we announced that we were adjusting our new tower build construction plan and operation to produce fewer towers per quarter. In connection with this adjustment, we recorded a $24.4 million charge in the third quarter of 2001. Included in this charge was a write-off of costs previously reflected on our balance sheet as construction-in-process for certain new tower build sites for which development activity had been abandoned, costs of employee separation for certain employees and costs associated with the closing and consolidation of selected offices that were previously utilized primarily in our new asset development activities.

In February 2002, we announced that as a result of capital market conditions we were further reducing our planned capital expenditures for new tower development activities in 2002 and subsequently suspending any material new investment for additional towers. We have reduced the number of towers expected to be built or acquired in 2002 to approximately 250 to 350 towers. Under current capital market conditions we do not anticipate building or buying a material number of new towers beyond those we are currently contractually obligated to build or buy. In connection with this restructuring plan we anticipate incurring charges of between $30.0 million and $65.0 million related to the disposal of new tower build and acquisition construction-in-process, costs of employee separation, costs associated with the closing of offices and other items. The amount of the charge related to asset disposals will be determined primarily by the fair value of costs of construction-in-process with respect to those new builds we choose to dispose of. Most of the charge is expected to be incurred in the first quarter of 2002 with the remainder incurred in the second quarter of 2002.

We believe that if the capital markets conditions remain difficult for the telecommunications industry, wireless service providers will choose to conserve capital and may not spend as many dollars as currently anticipated. We believe our revenues and gross profit from the site development consulting and construction segments of our business may vary in response to the capital markets. Short term, variable capital markets conditions may impact carrier demand for our tower space. We believe that, over the longer term however, site leasing revenues will continue to increase as carriers continue to deploy new antenna sites to address issues of network capacity and quality, increasing the recurring revenue stream we enjoy from existing tenants.

RESULTS OF OPERATIONS

As we continue to shift our revenue mix more towards site leasing, operating results in prior periods may not be meaningful predictors of future results. You should be aware of the dramatic changes in the nature and scope of our business when reviewing the ensuing discussion of comparative historical results. We expect that the acquisitions consummated to date and any future acquisitions, as well as our new tower builds, will have a material impact on future revenues, expenses and net loss. Revenues, cost of revenues, selling, general and administrative expenses, depreciation and amortization, interest income and interest expense each increased significantly in the year ended December 31, 2001 as compared to 2000, and some or all of those items may continue to increase significantly in future periods.

Year Ended 2001 Compared to Year Ended 2000

Total revenues increased 44.7% to $242.9 million for 2001 from $167.9 million for 2000. Total site development revenue increased 20.6% to $139.7 million in 2001 from $115.9 million in 2000 due to an increase in site development construction revenue. Site development construction revenue increased 26.0% to $115.5 million for 2001 from $91.6 million for 2000, due primarily to revenues from companies acquired during 2000 and 2001. Revenues of $34.3 million were contributed by these acquired entities in 2001. Our decision to reduce our level of new tower development activity may have a material adverse effect on our site development revenue in 2002 since, as a result, we do not expect to perform equipment installation work for as many first tenants as we did in 2001. Site development consulting revenues were $24.3 million for 2001 and 2000. Site leasing revenue increased 98.3% to $103.2 million for 2001 from $52.0 million for 2000, due to tenants added to our towers and the substantially greater number of towers in our portfolio during 2001 as compared to 2000.

Total cost of revenues increased 33.5% to $144.7 million for 2001 from $108.4 million for 2000. Site development cost of revenue increased 21.4% to $107.9 million in 2001 from $88.9 million in 2000 due to higher site development revenues. Site development consulting cost of revenue increased 9.4% to $17.1 million for 2001 from $15.6 million for 2000, reflecting increased human resources costs. Site development construction cost of revenue increased 24.0% to $90.8 million for 2001 from $73.3 million for 2000, due to higher site development construction revenues. Site leasing cost of revenue increased 88.3% to $36.7 million for 2001 from $19.5 million for 2000, due primarily to the increased number of towers owned.

Gross profit increased to $98.2 million for 2001 from $59.5 million for 2000, due to increased site development and site leasing revenues. Gross profit from site development increased 17.8% to $31.8 million in 2001 from $27.0 million in 2000 due to higher site development revenues. Gross profit margins for site development decreased in 2001 to 22.8% from 23.3% in 2000 due to a greater relative amount of lower margin site development construction business. Gross profit margin on site development consulting decreased to 29.5% for 2001 from 35.6% for 2000. This decrease is attributable to higher costs and our inability to timely reduce those costs as projects ended. Gross profit margin on site development construction increased slightly to 21.3% for 2001 from 20.1% in 2000. With the expected loss of installation revenues discussed above and increased competition, we cannot be certain that we will be able to maintain gross profit margins in this range, and we expect site development gross profit margins to settle in the 16% to 19% range as we move through 2002. Gross profit for the site leasing business increased 104.3% to $66.4 million in 2001 from $32.5 million in 2000. The increased gross profit was due to the substantially greater number of towers owned and the greater average revenue per tower in the 2001 period. The gross profit margins on site leasing increased to 64.4% for 2001 from 62.5% in 2000. The increase in gross margin was due to additional tenants added to our towers and the resulting increase in average revenue per tower, which was greater than the increase in average expenses. As a percentage of total revenues, gross profit increased to 40.4% of total revenues in 2001 from 35.4% in 2000 due primarily to increased levels of higher margin site leasing gross profit.

Selling, general and administrative expenses increased 48.7% to $41.3 million for 2001 from $27.8 million for 2000. The increase in selling, general and administrative expenses represents the addition of offices, personnel and other infrastructure necessary to support our growth, as well as increased developmental expenses associated with our higher levels of new tower builds and acquisition activities and an increase in non-cash compensation expenses in 2001. Included in selling, general and administrative expense is non-cash compensation expense of $3.3 million for 2001 and $0.3 million for 2000. The increase in 2001 is attributable primarily to the use of stock and options as payment for certain bonuses. As a percentage of total revenue, excluding non-cash compensation expenses, selling, general and administrative expenses decreased to 15.7% for 2001 from 16.4% in 2000.

During the twelve months ended December 31, 2001, we recorded a $24.4 million charge relating to a reduction in the scale of our new tower construction operations. Approximately $24.1 million of this charge related to costs that were previously reflected in our balance sheet as construction-in-process. The remaining $0.3 million related primarily to the costs of employee separation for 102 employees and the costs associated with the closing and consolidation of selected offices that were primarily utilized in our new asset development activities.

During 2002 we approved a restructuring plan and anticipate incurring charges of between $30.0 million and $65.0 million relating to a further reduction in our new tower development activities. This charge will be comprised of costs related to the disposal of new tower build and acquisition construction-in-process, costs related to employee separation, costs associated with the closing of offices, and other items. The amount of the charge related to asset disposals will be determined primarily by the fair value of new tower backlog and construction-in-process with respect to those new builds we choose to dispose of.

Depreciation and amortization increased to $80.5 million for 2001 as compared to $34.8 million for 2000. This increase was directly related to the increased amount of fixed assets, primarily towers, we owned in 2001 as compared to 2000. As our fixed assets begin to mature we will be continuing to evaluate the useful lives of the assets and may decide to change these useful lives based on the circumstances. If the useful lives of assets are reduced, depreciation may be accelerated in future years. Beginning in 2002, as a result of the implementation of SFAS 142, the amortization of goodwill and certain other intangible assets against earnings will no longer occur. Amortization of goodwill and other intangible assets during 2001 was $6.9 million.

Operating loss increased to $(48.0) million for the year ended 2001 from $(3.1) million in 2000 as a result of increased depreciation and the restructuring and other charge in 2001. Other expense, net, increased to $(70.5) million for the year ended 2001 from $(24.6) million for the year ended 2000. This increase is a result of an increase in interest expense due to interest associated with the 10¼% senior notes as well as increases in other debt balances.

Earnings (loss) before interest, taxes, depreciation, amortization, non-cash charges and unusual or non-recurring expenses (“EBITDA”) increased 88.0% to $60.2 million for the year ended 2001 from $32.0 million for the year ended 2000. The following table provides a reconciliation of EBITDA to net loss available to common shareholders:

	Years ended December 31,
	2001	2000
	(in thousands)
EBITDA	$60,224	$32,026
Interest expense, net of amount capitalized	(77,439)	(30,885)
Interest income	7,059	6,253
Provision for income taxes	(1,654)	(1,233)
Depreciation and amortization	(80,465)	(34,831)
Other income	(76)	68
Non-cash compensation expense	(3,326)	(313)
Restructuring and other charge	(24,399)	—
Extraordinary item	(5,069)	—

Net loss available to common shareholders	$(125,145)	$(28,915)

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

Earnings (loss) before interest, taxes, depreciation, amortization, non-cash charges and unusual or non-recurring expenses (“EBITDA”) increased 234.2% to $32.0 million for the year ended 2000 from $9.6 million for the year ended 1999. The following table provides a reconciliation of EBITDA to net loss to common shareholders:

	Years ended December 31,
	2000	1999
	(in thousands)
EBITDA	$32,026	$9,582
Interest expense, net of amount capitalized	(30,885)	(27,307)
Interest income	6,253	881

	Years ended December 31,
	2000	1999
	(in thousands)
(Provision) benefit for income taxes	$(1,233)	$223
Depreciation and amortization	(34,831)	(16,557)
Other income	68	48
Non-cash compensation expense	(313)	(311)
Extraordinary item	—	(1,150)
Preferred stock dividend reversal	—	733

Net loss available to common shareholders	$(28,915)	$(33,858)

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation is a holding company with no business operations of its own. Our only significant asset is the outstanding capital stock of our subsidiaries. We conduct all of our business operations through our subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries. Even if we decided to pay a dividend on or make a distribution of the capital stock of our subsidiaries, we cannot assure you that our subsidiaries will generate sufficient cash flow to pay a dividend. Our ability to pay cash or stock dividends is restricted under the terms of our senior credit facility and the indentures related to our senior notes and senior discount notes.

Net cash provided by operations during the year ended December 31, 2001 was $13.0 million as compared to $47.5 million in 2000. This decrease was primarily attributable to increased interest expense. Net cash used in investing activities for year ended December 31, 2001 was $530.3 million compared to $445.3 million for the year ended December 31, 2000. This increase was primarily attributable to a higher level of tower acquisitions in 2001 versus 2000. Net cash provided by financing activities for the year ended December 31, 2001 was $516.2 million compared to $409.6 million for the year ended December 31, 2000. The increase in net cash provided by financing activities in 2001 was attributable to our offering of our 10¼% senior notes closed in February 2001 and borrowings under our senior credit facility.

Our balance sheet reflected negative working capital of $(21.4) million as of December 31, 2001 and negative working capital of $(27.5) million as of December 31, 2000. Our negative working capital balances are primarily due to the timing of receipts for accounts receivable, payment of accounts payable, accrued expenses and interest payable related to our business operations.

In February 2001, we issued $500.0 million of 10¼% senior notes due 2009, which produced net proceeds of approximately $484.3 million after deducting offering expenses. Interest on these notes is payable on February 1 and August 1 of each year, beginning August 1, 2001. The 10¼% senior notes are unsecured and are pari passu in right of payment with our other existing and future senior indebtedness. The 10¼% senior notes place certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sale of assets, transactions with affiliates, sale and leaseback transactions, certain investments and our ability to merge or consolidate with other entities.

At December 31, 2001 we had $500.0 million outstanding on our 10¼% senior notes. The 10¼% senior notes mature February 1, 2009. Additionally, at December 31, 2001, we had $234.9 million outstanding on our 12% senior discount notes, net of unamortized original issue discount of $34.1 million. The 12% senior discount notes mature on March 1, 2008.

In June 2001, SBA Telecommunications, Inc., our principal subsidiary, entered into a $300.0 million senior secured credit facility. The facility provides for a $100.0 million term loan and a $200.0 million revolving loan, the availability of which is based on compliance with certain covenants. SBA Telecommunications drew the full $100.0 million of the term loan during 2001 as well as $10.0 million of the revolver. The term loan and the revolving loan mature June 15, 2007 and repayment of the term loan begins in September 2003. Borrowings under the senior credit facility accrue interest at the euro dollar rate plus a margin or a base rate plus a margin, as defined in the agreement. The senior credit facility is secured by substantially all of the assets of SBA Telecommunications and its subsidiaries. The facility also places certain restrictions on, among other things, the incurrence of debt and liens, the sale of assets, capital expenditures, transactions with affiliates, sale and lease-back transactions and the number of towers that can be built without anchor tenants. As of December 31, 2001 we were in full compliance with the covenants contained in the senior credit facility and the remaining $190.0 million under the senior credit facility was available to us. At December 31, 2001, we had the $100.0 million term loan outstanding under the senior credit facility at variable rates of 4.76% to 4.87% and $10.0 million outstanding under the revolving credit facility at a 6.5% variable rate.

Our cash capital expenditures for the year ended December 31, 2001 were $530.3 million which was principally used for the construction and acquisition of new towers in our portfolio and the acquisition of two site development construction companies. We currently plan to make total cash capital expenditures during the year ending December 31, 2002 of $85.0 million to $135.0 million. All of these planned capital expenditures are expected to be funded by cash on hand, cash flow from operations and borrowings under our senior credit facility. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support or increase our tower portfolio.

In order to manage our indebtedness we may from time to time sell assets, issue equity, or repurchase, restructure or refinance some or all of our debt. Our ability to make scheduled payments of principal, or to pay interest on, our debt obligations, and our ability to refinance any such debt obligations (including the 10¼% senior notes or the 12% senior discount notes), or to fund planned capital expenditures, will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We have on file with the Securities and Exchange Commission (“SEC”) shelf registration statements on Form S-4 registering up to a total of 8.0 million shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services at various locations in the United States. During the year ended December 31, 2001, we issued 1.6 million shares of Class A common stock under these registration statements in connection with six acquisitions and certain earn-outs. As of December 31, 2001, we had 5.7 million shares of Class A common stock remaining available under these shelf registration statements. Subsequent to December 31, 2001 we issued 587,260 shares under these shelf registration statements in connection with certain earn-outs.

We have on file with the SEC a universal shelf registration statement registering the sale of up to $252.7 million of any combination of the following securities: Class A common stock, preferred stock, debt securities, depositary shares or warrants.

INFLATION

The impact of inflation on our operations has not been significant to date. However, we cannot assure you that a high rate of inflation in the future will not adversely affect our operating results.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgement in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, beginning on page F-7. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition and Accounts Receivable

Revenue from site leasing is recorded monthly on a straight-line basis over the term of the related lease agreements. Rental amounts received in advance are recorded in other liabilities.

Site development projects in which the Company performs consulting services include contracts on a time and materials basis or a fixed price basis. Time and materials based contracts are billed at contractual rates as the services are rendered. For those site development contracts in which the Company performs work on a fixed price basis, site development billing (and revenue recognition) is based on the completion of agreed upon phases of the project on a per site basis. Upon the completion of each phase on a per site basis, the Company recognizes the revenue related to that phase. Revenue related to services performed on uncompleted phases of site development projects was not recorded by the Company at the end of the reporting periods presented as it was not material to the Company’s results of operations. Any estimated losses on a particular phase of completion are recognized in the period in which the loss becomes evident. Site development projects generally take from 3 to 12 months to complete.

Revenue from construction projects is recognized on the percentage-of-completion method of accounting, determined by the percentage of cost incurred to date compared to management’s estimated total anticipated cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contracts nears completion. The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents expenses incurred and revenues recognized in excess of amounts billed. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.

Cost of site development project revenue and construction revenue include all material costs, salaries and labor costs, including payroll taxes, subcontract labor, vehicle expense and other costs directly related to the projects. All costs related to site development projects and construction projects are recognized as incurred. Cost of site leasing revenue include rent, maintenance and other tower expenses. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined to be probable.

We perform periodic credit evaluations of our customers. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our accounts receivable balance was $56.8 million, net of allowance for doubtful accounts of $4.6 million as of December 31, 2001.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset, industry practice and asset maintenance policies. Maintenance and repair items are expensed as incurred.

Asset classes and related estimated useful lives are as follows:

Towers and related components	2 – 15 years
Furniture, equipment and vehicles	2 – 7 years
Buildings and improvements	5 – 26 years

Capitalized costs incurred subsequent to when an asset is originally placed in service are depreciated over the remaining estimated useful life of the respective asset. Changes in an asset’s estimated useful life are accounted for prospectively, with the book value of the asset at the time of the change being depreciated over the revised remaining useful life term. We reduced the useful lives on 134 towers. This change in useful lives did not have a material impact in 2001.

Goodwill

We continually evaluate whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment assessment of unamortized goodwill include a significant negative trend in our operating results or cash flows, a decrease in demand for our services, a change in the competitive environment and other industry and economic factors. We measure impairment of unamortized goodwill utilizing the undiscounted cash flow method over the remaining estimated life. Any impairment loss would be calculated as the amount which the carrying amount of the unamortized balance exceeds its fair value. As of December 31, 2001, we determined that there has been no impairment of goodwill.

We expect to adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) in the first quarter of 2002. With the adoption of SFAS 142, we will assess the impact based on a two-step approach to assess goodwill based on applicable reporting units and will reassess any intangible assets, including goodwill, recorded in connection with our previous acquisitions. We had recorded approximately $6.9 million of amortization on these amounts during 2001 and would have recorded approximately $10.0 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We are currently assessing, but have not yet determined the impact adoption of SFAS 142 will have on our consolidated financial statements, however, we believe it may be material. As of December 31, 2001, we had unamortized goodwill and covenants not to compete of $86.2 million.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $72.0 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses carried forward before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could impact our financial position and results of operations. The net deferred tax liability as of December 31, 2001 was $18.4 million.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. During the year ended December 31, 2001 we were subject to interest rate risk on our senior credit facility. At December 31, 2001 our fixed rate debt consisted primarily of the balance on the 10¼% senior notes and the accreted balance of the 12% senior discount notes. In the future, we may be subject to increased rate risk on our senior credit facility, interest rate swap or any other further financing we may enter into.

The following table presents the future principal payment obligations and weighted average interest rates associated with our existing long-term debt instruments, assuming our actual level of long-term indebtedness:

	2002	2003	2004	2005	2006	Thereafter
	(in thousands)
Long-term debt:
Fixed rate (10¼%)	—	—	—	—	—	$500,000
Fixed rate (12.0%)	—	—	—	—	—	$269,000
Term loan, $100.0 million, variable rates (4.76% to 4.87% at December 31, 2001)	—	$5,000	$15,000	$25,000	$25,000	$30,000
Revolving loan, variable rate (6.5% at December 31, 2001)	—	—	—	—	—	$10,000
Notes payable, variable rates (2.9% to 11.4% at December 31, 2001)	$365	$134	$69	—	—	—

In January 2002, we entered into an interest rate swap agreement to manage our exposure to interest rate movements and to take advantage of a favorable interest rate environment by effectively converting a portion of our debt from fixed to variable rates. The notional principal amount of the interest rate swap is $100.0 million. The maturity date of the interest rate swap matches the principal maturity date of the 10¼% senior notes, the underlying debt (February 2009). This swap involves the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amount. The variable rates are based on six-month EURO rate plus 4.47% and are reset on a semi-annual basis.

Our primary market risk exposure relates to (1) the interest rate risk on long-term and short-term borrowings and on our interest rate swap agreement, (2) our ability to refinance our 10¼% senior notes and our 12% senior discount notes at maturity at market rates and (3) the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants. We manage the interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

Senior Discount Note Disclosure Requirements

The indentures governing our 10¼% senior notes and our 12% senior discount notes require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries and the disclosure to be made of Tower Cash Flow, as defined in the indentures, for the most recent fiscal quarter and Adjusted Consolidated Cash Flow, as defined in the indentures, for the most recently completed four-quarter period. As of December 31, 2001 we had no unrestricted subsidiaries. Tower Cash Flow, as defined in the indentures, for the quarter ended December 31, 2001 was $15.7 million. Adjusted Consolidated Cash Flow for the year ended December 31, 2001 was $73.3 million.

Special Note Regarding Forward Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Discussions containing forward-looking statements may be found in the material set forth in this section and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in the annual report generally.

These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

•	our ability to continue to access availability under our senior credit facility and comply with the covenants contained in our senior credit facility;

•	our estimate that our operations will be positive free cash flow by early 2003;

•	our estimate of the number of towers that will be built or acquired in 2002 and 2003;

•	the impact of the capital expenditure reduction plan on our future financial performance, long-term growth rates, liquidity and free cash flow position;

•	our strategy to transition the primary focus of our business from site development services toward the site leasing business;

•	anticipated trends in the site development industry and its effect on our revenue and profits;

•	our belief that our towers have significant capacity to accommodate additional tenants;

•	our estimates regarding the future development of the site leasing industry and its effect on our site leasing revenues;

•	our estimate of the amount of capital expenditures, and the funding sources, for the twelve months ending December 31, 2002; and

•	our estimate of the charges related to our 2002 restructuring plan that are expected to be recorded in the first and second quarters of 2002.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to access sufficient capital to fund our operations;

•	our inability to sufficiently increase our revenues and maintain or decrease expenses and cash capital expenditures sufficiently to permit us to be positive free cash flow by early 2003;

•	the inability of our clients to access sufficient capital or their unwillingness to expend capital to fund network expansion or enhancements;

•	our ability to secure as many site leasing tenants as planned;

•	our ability to expand our site leasing business and maintain or expand our site development business;

•
our ability to complete construction of new towers on a timely and cost-efficient basis, including our ability to successfully address zoning issues, carrier design changes, changing local market conditions and the impact of adverse weather conditions;

•	our ability to retain current lessees on newly acquired towers;

•	our ability to realize economies of scale for newly acquired towers;

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry;

•	our ability to successfully and effectively implement our announced restructuring plan; and

•	our ability to continue to comply with covenants and the terms of our senior credit facility.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data for the Company are on pages F-1 through F-27.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The items required by Part III, Item 10, are incorporated herein by reference from the Registrant’s Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed on or before April 30, 2002.

ITEM 11.    EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed on or before April 30, 2002.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED SHAREHOLDER MATTERS

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed on or before April 30, 2002.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed on or before April 30, 2002.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

(1)	Financial Statements

See “Item 8. Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

Report of Independent Certified Public Accountants on Schedule

Schedule II—Valuation and Qualifying Accounts

See “Item 8. Financial Statements and Supplementary Data” for Financial Statements Schedules included with this Annual Report on Form 10-K.

All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description of Exhibits

3.4	—Fourth Amended and Restated Articles of Incorporation of SBA Communications Corporation.(1)

3.5	—Amended and Revised By-Laws of SBA Communications Corporation.(1)

4.1
—Indenture, dated as of March 2, 1998, between SBA Communications Corporation and State Street Bank and Trust Company, as trustee, relating to $269,000,000 in aggregate principal amount at maturity of 12% Senior Discount Notes due 2008.(2)

4.3	—Specimen Certificate of 12% Senior Discount Note due 2008 (included in Exhibit 4.1)

4.4
—Indenture, dated as of February 2, 2001, between SBA Communications Corporation and State Street Bank and Trust Company, as trustee, relating to $500,000,000 in aggregate principal amount and maturity of 10¼% senior notes due 2009.(3)

4.5	—Form of 10¼% senior note due February 1, 2009.(3)

4.6	—Rights Agreement, dated as of January 11, 2002, between the Company and the Rights Agent.(4)

5.1	—Opinion of Akerman, Senterfitt & Eidson, P.A.

10.1	—SBA Communications Corporation Registration Rights Agreement dated as of March 5, 1997, among the Company, Steven E. Bernstein, Ronald G. Bizick, II and Robert Grobstein.(2)

10.8	—Agreement and Plan of Merger, dated as of March 31, 1999, between the Company, Com-Net Construction Services, Inc., Daniel J. Eldridge and Eldridge Family Limited Partnership.(1)

10.81	—First Amendment to Agreement and Plan of Merger, dated as of April 30, 1999 between the Company, Com-Net Construction Services Inc., Daniel J. Eldridge and Eldridge Family Limited Partnership.(1)

10.9	—Purchase Agreement dated as of March 31, 1999, between the Company, Com-Net Development Group, LLC., Daniel J. Eldridge and Tammy W. Eldridge.(1)

10.91	—First Amendment to Purchase Agreement, dated as of April 30, 1999, between the Company, —Com-Net Development Group, LLC., Daniel J. Eldridge and Tammy W. Eldridge.(1)

10.10	—Employment Agreement dated as of January 1, 1997, between the Company and Ronald G. Bizick, II.(2)

10.12	—Employment Agreement dated as of March 14, 1997, between the Company and Jeffrey A. Stoops.(2)

10.23	—1996 Stock Option Plan.(1)

10.24	—1999 Equity Participation Plan.(1)

10.25	—1999 Stock Purchase Plan.(1)

10.27	—Incentive Stock Option Agreement, dated as of September 5, 2000, between SBA Communications Corporation and Thomas P. Hunt.(5)

10.28	—Restricted Stock Agreement, dated as of September 5, 2000, between SBA Communications Corporation and Thomas P. Hunt.(5)

10.29	—Employment Agreement, dated as of September 5, 2000, between the Company and Thomas P. Hunt.(5)

10.30
—Purchase Agreement, dated as of September 15, 2000, by and among TeleCorp Realty, LLC, TeleCorp Puerto Rico Realty, Inc., TeleCorp Communications, Inc., SBA Towers, Inc. and SBA Telecommunications, Inc.(5)

Exhibit No.	Description of Exhibits

10.31	—Asset Purchase Agreement, dated as of December 18, 2000, by and between Louisiana Unwired L.L.C. and SBA Properties, Inc.(5)

10.32
—$300,000,000 Credit Agreement, dated as of June 15, 2001, among SBA Communications Corporation, SBA Telecommunications, Inc., the several lenders from time to time parties to the Credit Agreement, Lehman Brothers, Inc., Barclays Capital, Barclays Bank PLC and Lehman Commercial Paper Inc.(6)

10.33	—2001 Equity Participation Plan.(7)

21	—Subsidiaries.

23.1	—Consent of Arthur Andersen LLP.

(1)	Incorporated by reference to the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-76547).
(2)	Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-50219).
(3)	Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-58128).
(4)	Incorporated by reference to the Form 8-K, dated January 11, 2002, previously filed by the Registrant.
(5)	Incorporated by reference to the Form 10-K for the year ended December 31, 2000, previously filed by the Registrant.
(6)	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2001, previously filed by the Registrant.
(7)	Incorporated by reference to the Registration Statement on Form S-8, previously filed by the Registrant (Registration No. 333-69236).

(b)	Reports on Form 8-K:

The Company filed a report on Form 8-K dated November 6, 2001. In the report, the Company reported, under Item 5, certain operational information for the third quarter of 2001. Under Item 7, the Company included the related press release.

The Company filed a report on Form 8-K dated November 13, 2001. In the report, the Company reported under Item 5, additional operational information.

The Company filed a report on Form 8-K dated November 13, 2001. In the report, the Company reported under Item 5, certain financial results for the third quarter of 2001. Under Item 7, the Company included the related press release.

The Company filed a report on Form 8-K dated November 16, 2001. In the report, the Company reported under Item 5, the appointment of Steven E. Nielsen, Chairman, President and Chief Executive Officer of Dycom Industries, Inc. to SBA’s Board of Directors. Under Item 7, the Company included the related press release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

By:	/s/ STEVEN E. BERNSTEIN
Steven E. Bernstein
Chairman of the Board of Directors

Date:	March 20, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN E. BERNSTEIN Steven E. Bernstein	Chairman of the Board of Directors	March 20, 2002
/s/ JEFFREY A. STOOPS Jeffrey A. Stoops	Chief Executive Officer and President (Principal Executive Officer)	March 20, 2002
/s/ JOHN MARINO John Marino	Chief Financial Officer (Principal Financial Officer)	March 20, 2002
/s/ JOHN F. FIEDOR John F. Fiedor	Chief Accounting Officer (Principal Accounting Officer)	March 20, 2002
/s/ DONALD B. HEBB, JR. Donald B. Hebb, Jr.	Director	March 20, 2002
/s/ C. KEVIN LANDRY C. Kevin Landry	Director	March 20, 2002
/s/ RICHARD W. MILLER Richard W. Miller	Director	March 20, 2002
/s/ STEVEN E. NIELSEN Steven E. Nielsen	Director	March 20, 2002

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To SBA Communications Corporation:

We have audited the accompanying consolidated balance sheets of SBA Communications Corporation (a Florida corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SBA Communications Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

West Palm Beach, Florida,
February 22, 2002.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2001	December 31, 2000
	(in thousands, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$13,904	$14,980
Accounts receivable, net of allowances of $4,641 and $2,117 in 2001 and 2000, respectively	56,796	47,704
Prepaid and other current assets	10,254	5,968
Costs and estimated earnings in excess of billings on uncompleted contracts	11,333	13,584

Total current assets	92,287	82,236
Property and equipment, net	1,198,559	765,815
Intangible assets, net	117,087	83,387
Other assets	21,078	17,380

Total assets	$1,429,011	$948,818

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,293	$76,944
Accrued expenses	13,046	13,504
Current portion—notes payable	365	2,606
Interest payable	21,815	49
Billings in excess of costs and estimated earnings on uncompleted contracts	6,302	5,942
Other current liabilities	15,880	10,665

Total current liabilities	113,701	109,710

Long-term liabilities:
Senior notes payable	500,000	—
Senior discount notes payable	234,885	209,042
Notes payable	110,203	72,625
Deferred tax liabilities, net	18,429	18,445
Other long-term liabilities	1,149	836

Total long-term liabilities	864,666	300,948

Commitments and contingencies (see Note 12)

Shareholders’ equity:
Common stock-Class A par value $.01 (100,000 shares authorized), 43,233 and 40,989 shares issued and outstanding in 2001 and 2000, respectively	432	410
Common stock-Class B par value $.01 (8,100 shares authorized), 5,456 shares issued and outstanding in 2001 and 2000	55	55
Additional paid-in capital	664,977	627,370
Accumulated deficit	(214,820)	(89,675)

Total shareholders’ equity	450,644	538,160

Total liabilities and shareholders’ equity	$1,429,011	$948,818

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the years ended December 31,
	2001	2000	1999
Revenues:
Site development	$139,735	$115,892	$60,570
Site leasing	103,159	52,014	26,423

Total revenues	242,894	167,906	86,993

Cost of revenues (exclusive of depreciation and amortization shown below):
Cost of site development	107,932	88,892	45,804
Cost of site leasing	36,722	19,502	12,134

Total cost of revenues	144,654	108,394	57,938

Gross profit	98,240	59,512	29,055

Operating expenses:
Selling, general and administrative	41,342	27,799	19,784
Restructuring and other charge	24,399	—	—
Depreciation and amortization	80,465	34,831	16,557

Total operating expenses	146,206	62,630	36,341

Operating loss	(47,966)	(3,118)	(7,286)

Other income (expense):
Interest income	7,059	6,253	881
Interest expense, net of capitalized interest	(47,709)	(4,879)	(5,244)
Non-cash amortization of original issue discount and debt issuance costs	(29,730)	(26,006)	(22,063)
Other	(76)	68	48

Total other expense	(70,456)	(24,564)	(26,378)

Loss before (provision) benefit for income taxes and extraordinary item	(118,422)	(27,682)	(33,664)

(Provision) benefit for income taxes	(1,654)	(1,233)	223

Net loss before extraordinary item	(120,076)	(28,915)	(33,441)
Extraordinary item, write-off of deferred financing fees	(5,069)	—	(1,150)

Net loss	(125,145)	(28,915)	(34,591)
Dividends on preferred stock	—	—	733

Net loss available to common shareholders	$(125,145)	$(28,915)	$(33,858)

Basic and diluted loss per common share before extraordinary item	$(2.53)	$(0.70)	$(1.71)
Extraordinary item	(0.11)	—	(0.06)

Basic and diluted loss per common share	$(2.64)	$(0.70)	$(1.77)

Basic and diluted weighted average number of shares of common stock	47,437	41,156	19,156

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
(in thousands, except share amounts)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total
	Class A		Class B
	Number	Amount	Number	Amount
BALANCE, December 31, 1998	881	$9	8,075	$81	$715	$(26,902)	$(26,097)
Initial public offering of common stock, net of issuance costs	11,300	113	—	—	93,520	—	93,633
Non-cash compensation adjustment	—	—	—	—	311	—	311
Preferred stock dividends	—	—	—	—	—	(1,346)	(1,346)
Preferred stock conversion/redemption	8,050	80	—	—	(80)	2,079	2,079
Shares received for repayment of shareholder loan	—	—	(430)	(4)	(3,872)	—	(3,876)
Common stock issued in connection with acquisitions	1,100	11	—	—	17,689	—	17,700
Common stock issued in connection with employee stock purchase/option plans	216	2	—	—	766	—	768
Net loss	—	—	—	—	—	(34,591)	(34,591)

BALANCE, December 31, 1999	21,547	215	7,645	77	109,049	(60,760)	48,581
Offering of common stock, net of issuance costs	14,750	148	—	—	464,896	—	465,044
Common stock issued in connection with acquisitions	1,123	11	—	—	48,762	—	48,773
Non-cash compensation adjustment	—	—	—	—	313	—	313
Common stock issued in connection with employee stock purchase/option plans	1,003	10	—	—	4,354	—	4,364
Issuance of restricted stock	20	—	—	—	—	—	—
Conversion of Class B to Class A	2,189	22	(2,189)	(22)	—	—	—
Exercise of warrants	357	4	—	—	(4)	—	—
Net loss	—	—	—	—	—	(28,915)	(28,915)

BALANCE, December 31, 2000	40,989	410	5,456	55	627,370	(89,675)	538,160
Common stock issued in connection with acquisitions	1,575	16	—	—	31,037	—	31,053
Non-cash compensation adjustment	—	—	—	—	3,326	—	3,326
Common stock issued in connection with employee stock purchase/option plans	669	6	—	—	3,244	—	3,250
Net loss	—	—	—	—	—	(125,145)	(125,145)

BALANCE, December 31, 2001	43,233	$432	5,456	$55	$664,977	$(214,820)	$450,644

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2001	2000	1999
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(125,145)	$(28,915)	$(34,591)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	80,465	34,831	16,557
Restructuring and other charge	24,399	—	—
Provision for doubtful accounts	1,361	1,663	492
Non-cash amortization of original issue discount and debt issuance costs	29,730	26,006	22,063
Non-cash compensation expense	3,326	313	311
Interest on shareholder notes	—	—	(92)
Write-off of deferred financing fees	5,069	—	1,150
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,692)	(25,193)	(3,624)
Prepaid and other current assets	(4,271)	(929)	1,531
Costs and estimated earnings in excess of billings on uncompleted contracts	3,201	(10,029)	(1,422)
Other assets	(5,212)	(14,480)	(4,168)
Increase (decrease) in:
Accounts payable	(22,290)	35,342	22,314
Accrued expenses	(1,334)	7,055	1,237
Interest payable	21,766	—	—
Deferred tax liabilities	(16)	10,494	(37)
Other liabilities	4,487	7,378	604
Billings in excess of costs and estimated earnings on uncompleted contracts	156	3,980	809

Total adjustments	138,145	76,431	57,725

Net cash provided by operating activities	13,000	47,516	23,134

CASH FLOWS FROM INVESTING ACTIVITIES:
Tower acquisitions and other capital expenditures	(530,273)	(445,280)	(208,870)

Net cash used in investing activities	(530,273)	(445,280)	(208,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of common stock offerings, net of issuance costs	—	465,044	93,633
Borrowings under senior credit facility, net of financing fees	134,320	11,000	173,574
Proceeds from senior notes payable, net of financing fees	484,261	—	—
Repayment of senior credit facility and notes payable	(105,634)	(70,795)	(73,026)
Proceeds from exercise of stock options and employee stock purchase plan	3,250	4,364	768
Redemption of Series A redeemable preferred stock	—	—	(32,825)

Net cash provided by financing activities	516,197	409,613	162,124

Net increase (decrease) in cash and cash equivalents	(1,076)	11,849	(23,612)

CASH AND CASH EQUIVALENTS:
Beginning of year	14,980	3,131	26,743

End of year	$13,904	$14,980	$3,131

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	For the years ended December 31,
	2001	2000	1999
	(in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, including amounts capitalized	$29,418	$8,411	$5,940

Taxes	$2,215	$1,996	$666

NON-CASH ACTIVITIES:
Reversal of dividends on Series A redeemable preferred stock	$—	$—	$(733)

Note receivable—shareholder	$—	$—	$3,877

Exchange of Series B preferred stock for common stock	$—	$—	$80

ACQUISITION SUMMARY:
Assets acquired	$58,088	$63,049	$32,281

Liabilities assumed	$(4,655)	$(2,197)	$(6,667)

Common stock issued	$(31,053)	$(48,773)	$(17,700)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL

SBA Communications Corporation (the “Company” or “SBA”) was incorporated in the State of Florida in March, 1997. The Company holds all of the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”). Telecommunications holds all of the capital stock of SBA Network Services, Inc. (“Network Services”), SBA Leasing, Inc., (“Leasing”), SBA Towers, Inc., SBA Properties, Inc., SBA Sites, Inc., and certain other tower companies (collectively “Tower Companies”). Network Services holds all of the capital stock of other companies engaged in similar businesses.

Network Services provides comprehensive turn-key services for the telecommunications industry in the areas of site development services for wireless carriers and the construction and repair of transmission towers. Site development services provided by Network Services include network pre-design, site audits, site identification and acquisition, contract and title administration, zoning and land use permitting, construction management, microwave relocation and the construction and repair of transmission towers, including the hanging of antennae, cabling and associated tower components. In addition to providing turn-key services to the telecommunications industry, Network Services constructs many of the newly-built towers that the Company owns.

The Tower Companies own and operate transmission towers in various parts of the United States and Puerto Rico. Space on these towers is leased primarily to wireless communications carriers.

Leasing leases antenna tower sites from owners and then subleases such sites to wireless telecommunications providers.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements is as follows:

a.	Basis of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

b.	Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management include the allowance for doubtful accounts receivable, the costs and revenue relating to the Company’s site development and construction contracts, valuation allowance on deferred tax assets, and the economic useful lives of towers. Actual results could differ from those estimates.

c.	Cash and Cash Equivalents

The Company classifies as cash and cash equivalents all interest-bearing deposits or investments with original maturities of three months or less, and highly liquid short-term commercial paper.

d.	Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset, industry practice and asset maintenance policies. Maintenance and repair items are expensed as incurred.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset classes and related estimated useful lives are as follows:

Towers and related components	2 –15 years
Furniture, equipment and vehicles	2 – 7 years
Buildings and improvements	5 –26 years

Capitalized costs incurred subsequent to when an asset is originally placed in service are depreciated over the remaining estimated useful life of the respective asset. Changes in an asset’s estimated useful life are accounted for prospectively, with the book value of the asset at the time of the change being depreciated over the revised remaining useful life. There has been no material impact for changes in estimated useful lives for any years presented.

Interest is capitalized in connection with the self construction of Company owned towers. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Approximately $3.5 million of interest cost was capitalized in both 2001 and 2000.

e.	Intangible Assets

Intangible assets are comprised of costs paid in excess of the fair value of assets acquired (“Goodwill”) and amounts paid related to covenants not to compete, deferred financing fees and deferred lease costs. Goodwill is being amortized over periods that range from 7 to 40 years. The covenants not to compete are being amortized over the terms of the contracts, which range from 5 to 10 years. Amortization expense was $6.9 million, $3.6 million and $1.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001 and 2000, unamortized goodwill and covenants not to compete were $86.2 million and $66.2 million, respectively, and are included in intangible assets. Accumulated amortization totaled $11.2 million and $5.0 million at December 31, 2001 and 2000, respectively.

f.	Deferred Financing Fees

Financing fees related to the issuance of the senior credit facility, the 10¼% senior notes, the 12% senior discount notes, and the related original issue discount on the 12% senior discount notes, have been deferred and are being amortized using a method that approximates the effective interest rate method over the length of indebtedness to which they relate. As of December 31, 2001 and 2000, unamortized deferred financing fees were $27.8 million and $15.4 million, respectively, and are included in intangible assets.

g.	Deferred Lease Costs

The Company defers certain initial direct costs associated with lease originations and amendments and amortizes these costs over the initial lease term, generally five years. Total costs deferred were approximately $1.9 and $1.1 million in 2001 and 2000, respectively. As of December 31, 2001 and 2000, unamortized deferred lease costs were $3.1 million and $1.8 million, respectively, and are included in intangible assets. Accumulated amortization totaled $0.9 million and $0.4 million at December 31, 2001 and 2000, respectively.

h.	Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 121 (“SFAS 121”), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, requires that long-lived assets, including certain identifiable intangibles, and the goodwill related to those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. Management has reviewed the Company’s long-lived assets and has determined that there are no events requiring impairment loss recognition as of December 31, 2001.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The carrying value of the Company’s financial instruments, which includes cash and cash equivalents, accounts receivable, prepaid expenses, notes receivable, accounts payable, accrued expenses and notes payable, approximates fair value due to the short maturity of those instruments. The Company’s 12% senior discount notes are publicly traded and were trading based on a 14.4% yield at December 31, 2001, indicating a fair value of the notes of approximately $209.8 million. The carrying value of the discount notes is approximately $234.9 million at December 31, 2001. The Company’s 10¼% senior notes are publicly traded and were trading based on a 13.1% yield at December 31, 2001, indicating a fair value of the notes of approximately $435.0 million. The carrying value of the notes is $500.0 million at December 31, 2001.

j.	Revenue Recognition

Revenue from site leasing is recorded monthly on a straight-line basis over the term of the related lease agreements. Rental amounts received in advance are deferred and recorded in other liabilities (current and long-term). Deferred revenues of $13.2 million and $7.3 million are included in other current liabilities as of December 31, 2001 and 2000, respectively. Deferred revenues of $0.4 million and $0.2 million are included in other long-term liabilities as of December 31, 2001 and 2000, respectively.

Site development projects in which the Company performs consulting services include contracts on a time and materials basis or a fixed price, or milestone basis. Time and materials based contracts are billed at contractual rates as the services are rendered. For those site development contracts in which the Company performs work on a fixed price basis, site development billing (and revenue recognition) is based on the completion of agreed upon phases or milestones of the project on a per site basis. Upon the completion of each phase on a per site basis, the Company recognizes the revenue related to that phase. Revenue related to services performed on uncompleted phases of site development projects was not recorded by the Company at the end of the reporting periods presented as it was not material to the Company’s results of operations. Any estimated losses on a particular phase of completion are recognized in the period in which the loss becomes evident. Site development projects generally take from 3 to 12 months to complete.

Revenue from construction projects is recognized on the percentage-of-completion method of accounting, determined by the percentage of cost incurred to date compared to management’s estimated total anticipated cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contracts nears completion. The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents expenses incurred and revenues recognized in excess of amounts billed. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.

In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company’s revenue recognition policy is in accordance with the provisions of SAB 101. Adoption of the provisions of SAB 101 did not have a material impact on the Company’s consolidated financial position.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cost of site development project revenue and construction revenue include all material costs, salaries and labor costs, including payroll taxes, subcontract labor, vehicle expense and other costs directly related to the projects. All costs related to site development projects and construction projects are recognized as incurred. Cost of site leasing revenue include rent, maintenance and other tower expenses. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined to be probable.

k.	Selling, General and Administrative Expenses

Selling, general and administrative expenses represent those costs incurred which are related to the administration or management of the Company. Also included in this category are corporate development expenses incurred in the normal course of business that represent costs incurred in connection with proposed acquisitions which have not be consummated, and new build activities where a capital asset is not produced, and expansion of the customer base. The above costs are expensed as incurred. Development expenses of $4.2 million, $2.6 million, and $1.0 million were incurred for the years ended December 31, 2001, 2000 and 1999, respectively.

l.	Restructuring and Other Charge

During 2001, the Company implemented a plan to restructure and reduce its new build construction plan. The plan included the abandonment of certain acquisition and new tower build sites resulting in a noncash pre-tax charge of approximately $24.1 million.The plan also eliminated 102 operational positions and closed and/or consolidated selected offices. Payments made related to employee separation and office closings were approximately $0.3 million. All amounts related to the plan for the termination of employees and office closings were paid during 2001.

m.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires the Company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the Company’s consolidated financial statements. Deferred tax liabilities and assets are determined based on the temporary differences between the consolidated financial statements carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in the years in which the temporary differences are expected to reverse. In assessing the likelihood of utilization of existing deferred tax assets, management has considered historical results of operations and the current operating environment.

n.	Reclassifications

Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation.

o.	Loss Per Share

Basic and diluted loss per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. The Company has potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computations are the same for all periods presented. There were

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.8 million, 3.1 million and 3.2 million options outstanding at December 31, 2001, 2000 and 1999, respectively. The computation of basic and fully diluted loss per share is as follows:

	For the years ended December 31,
	2001	2000	1999
	(in thousands except per share information)
Net loss before extraordinary item	$(120,076)	$(28,915)	$(33,441)
Extraordinary item	(5,069)	—	(1,150)
Preferred stock dividend	—	—	733

Loss to common stockholders	$(125,145)	$(28,915)	$(33,858)

Weighted average number of shares outstanding	47,437	41,156	19,156

Loss per share before extraordinary item	$(2.53)	$(0.70)	$(1.71)
Extraordinary item	(0.11)	—	(0.06)

Loss per share	$(2.64)	$(0.70)	$(1.77)

p.	Comprehensive Income (Loss)

During the years ended December 31, 2001, 2000 and 1999, the Company did not have any changes in its equity resulting from non-owner sources and accordingly, comprehensive income (loss) was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

3.    CURRENT ACCOUNTING PRONOUNCEMENTS

In June 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133. SFAS 133 established accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133 and amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. The Company adopted SFAS 138 on January 1, 2001 and there was not a significant impact from the adoption.

In June 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion (“APB”) No. 16, Business Combinations and SFAS 38 Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 became effective June 30, 2001. The adoption of SFAS 141 did not have an impact on the Company’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This standard eliminates the amortization of goodwill and certain intangible assets against earnings. Instead, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Goodwill and certain intangible assets will be written-down against earnings only in the periods in which the recorded value of the asset is more than its fair value. Goodwill that existed at June 30, 2001 continued to be amortized through December 31, 2001. Goodwill acquired subsequent to June 30, 2001 was not amortized during the year ended December 31, 2001. The Company will adopt SFAS 142 in the first quarter of 2002. With the adoption of SFAS 142, management will assess the impact based on a two-step approach to assess goodwill based on applicable reporting units and will reassess any intangible assets, including goodwill, recorded in connection with its previous acquisitions. The Company had recorded approximately $6.9 million of amortization on goodwill and covenants not to compete during 2001. Management is currently assessing, but has not yet determined the impact

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adoption of SFAS 142 will have on the Company’s consolidated financial statements, however, management believes it may be material. As of December 31, 2001, the Company had unamortized goodwill and covenants not to compete of $86.2 million.

In June 2001, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position (“SOP”) entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. The proposed SOP may limit the ability of companies to capitalize certain costs as part of property, plant and equipment (“PP&E”). The proposed SOP would also require that each significant separately identifiable part of PP&E with a useful life different from the useful life of the PP&E to which it relates be accounted for separately and depreciated over the individual component’s expected useful life. The proposed SOP would be effective for fiscal years beginning after June 15, 2002. Management has not determined the effect this SOP, if issued as proposed, would have on the consolidated financial statements, but believes it may be material.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB No. 30, Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management has not determined the effect, if any, this standard will have on the Company’s consolidated financial statements.

4.    ACQUISITIONS

During the year, the Company purchased two site development construction companies. On January 1, 2001, the Company acquired all of the issued and outstanding stock of Atlantic Telecom Services, Inc. (“Atlantic Telecom”). The Company paid $2.4 million in cash and issued 213,524 shares of its Class A common stock to the shareholders of Atlantic Telecom. In addition, as of December 31, 2001, the former shareholders of Atlantic Telecom were entitled to receive up to $5.0 million as a result of certain 2001 and 2002 earnings targets being met. The excess of the purchase price over the estimated fair value of the net assets acquired, or approximately $9.7 million was recorded as goodwill, which is being amortized on a straight-line basis over a period of 15 years.

On June 1, 2001, the Company acquired all of the issued and outstanding stock of Total Tower Service, Inc. (“Total Tower”). The Company paid $12.1 million in cash and issued 200,107 shares of its Class A common stock to the shareholders of Total Tower. This consideration includes the purchase of real property where the construction company is located, as well as an adjacent tract of land. In addition, the former shareholders of Total Tower may receive additional shares of Class A common stock valued between $2.5 million and $7.0 million per year based upon varying net income targets being met during the first and second year after the closing date. At the Company’s option, this amount may be paid in cash or Class A common stock. The excess of the purchase price over the estimated fair value of the net assets acquired, or approximately $10.1 million was recorded as goodwill, which is being amortized on a straight-line basis over a period of 15 years.

Additionally, during 2001, the Company acquired 677 towers and related assets from various sellers. The aggregate purchase price paid to sellers for these acquisitions for the year ended December 31, 2001 was $214.4 million in cash and 370,502 shares of its Class A common stock. In addition, the Company issued 790,495 shares of its Class A Common Stock as a result of towers or businesses it acquired having met or exceeded certain earnings or new tower targets identified in the various acquisition agreements.

The Company accounted for all the above acquisitions using the purchase method of accounting. The results of operations of the acquired assets and companies are included with those of the Company from the dates of the respective acquisitions. None of the individual acquisitions consummated during the year was deemed significant

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to the Company and accordingly, pro forma financial information has not been presented for 2001. The acquisitions were paid for from the issuance of Class A common stock, proceeds from debt offerings, cash provided from operations, cash on hand and borrowings under the senior credit facility.

During 2000, the Company acquired 448 towers and related assets from various sellers, all of which were individually insignificant to the Company. The aggregate purchase price for these acquisitions for the year ended December 31, 2000 was $174.5 million, which was paid from proceeds from borrowings, equity offerings, cash provided from operations and cash on hand. The historical results of operations of the assets acquired are not material in relation to the Company’s consolidated financial statements; accordingly, pro forma financial information has not been presented for 2000.

During 1999, the Company completed 40 acquisitions consisting of 231 towers and related assets from various sellers, all of which were individually insignificant to the Company. The aggregate purchase price for these acquisitions for the year ended December 31, 1999 was $80.9 million, which was paid from cash on hand.

On April 30, 1999, the Company acquired all of the issued and outstanding stock of Network Services and issued 780,000 shares of its Class A common stock to the former shareholders of Network Services. The former shareholders of Network Services received $2.5 million in cash and 320,000 additional shares of the Company’s Class A common stock in 1999 and an additional 400,000 shares of the Company’s Class A common stock in 2000, as certain targets were met. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over a period of 15 years.

5.    CONCENTRATION OF CREDIT RISK

The Company’s credit risks consist primarily of accounts receivable with national and local wireless communications providers and federal and state government agencies. The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required based upon factors surrounding the credit risk of specific customers, historical trends and other information. Following is a list of significant customers and the percentage of total revenue derived from such customers:

	For the years ended December 31,
	2001	2000	1999
	(% of revenue)
Sprint PCS	10.3	10.7	17.3
Nextel	11.1	less than 10.0	less than 10.0
Cingular	less than 10.0	less than 10.0	12.3

The Company’s site development consulting, site development construction and site leasing segments derive revenue from these customers.

6.    PROPERTY AND EQUIPMENT

Property and equipment, consists of the following:

	As of December 31,
	2001	2000
	(in thousands)
Towers and related components	$1,224,891	$721,361
Construction-in-process	48,998	69,012
Furniture, equipment and vehicles	38,148	19,497
Buildings and improvements	2,406	625
Land	12,275	10,014

	1,326,718	820,509
Less: accumulated depreciation and amortization	(128,159)	(54,694)

Property and equipment, net	$1,198,559	$765,815

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. (See Note 15)

7.    COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of December 31,
	2001	2000
	(in thousands)
Costs incurred on uncompleted contracts	$64,400	$48,060
Estimated earnings	14,200	9,941
Billings to date	(73,569)	(50,359)

	$5,031	$7,642

These amounts are included in the accompanying consolidated balance sheet under the following captions:

	As of December 31,
	2001	2000
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$11,333	$13,584
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,302)	(5,942)

	$5,031	$7,642

8.    CURRENT AND LONG-TERM DEBT

	As of December 31,
	2001	2000
	(in thousands)
10¼% senior notes, unsecured, interest payable semi-annually, balloon principal payment of $500,000 due at maturity on February 1, 2009.	$500,000	$—
12% senior discount notes, net of unamortized original issue discount of $34,115 at December 31, 2001, and $59,958 at December 31, 2000, unsecured, cash interest payable semi-annually in arrears beginning September 1, 2003, balloon principal payment of $269,000 due at maturity on March 1, 2008.	234,885	209,042
Senior secured credit facility loans, interest at varying rates (4.76% to 6.50% at December 31, 2001) quarterly installments based on reduced availability beginning September 30, 2003, maturing June 15, 2007.	110,000	—
Notes payable, interest at varying rates (2.9% to 11.4% at December 31, 2001).	568	231
Senior credit facility term loan, repaid in February 2001.	—	50,000
Senior credit facility revolving loan, repaid in March 2001.	—	25,000

	845,453	284,273
Less: current maturities	(365)	(2,606)

Long-term debt	$845,088	$281,667

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10¼% Senior Notes

In February 2001, the Company issued $500.0 million of its 10¼% senior notes due 2009, which produced net proceeds of approximately $484.2 million after deducting offering expenses. Interest accrues on the notes and will be payable in cash semi-annually in arrears on February 1 and August 1, commencing August 1, 2001. Proceeds from the senior notes were used to acquire and construct telecommunications towers, repay borrowings under the senior credit facility, and for general working capital purposes. Approximately $105.0 million of the proceeds was used to repay all borrowing under the senior credit facility, and the senior credit agreement in existence at that time was terminated. The Company wrote off the deferred financing fees relating to the senior credit facility and recorded a $5.1 million extraordinary loss in the first quarter of 2001 in connection with the termination of this facility.

The 10¼% senior notes contain numerous restrictive covenants, including but not limited to covenants that restrict the Company’s ability to incur indebtedness, pay dividends, create liens, sell assets and engage in certain mergers and acquisitions. The ability of the Company to comply with the covenants and other terms of the 10¼% senior notes and to satisfy its respective debt obligations will depend on the future operating performance of the Company. In the event the Company fails to comply with the various covenants contained in the 10¼% senior notes it would be in default thereunder, and in any such case, the maturity of a portion or all of its long-term indebtedness could be accelerated.

12% Senior Discount Notes

In March, 1998, the Company issued $269.0 million of its 12% senior discount notes due March 1, 2008. The issuance of the senior discount notes netted approximately $150.2 million in proceeds to the Company. The senior discount notes accrete in value until March 1, 2003 at which time they will have an aggregate principal amount of $269.0 million. Thereafter, interest will accrue on the senior discount notes and will be payable in cash semi-annually in arrears on March 1 and September 1, commencing September 1, 2003. Proceeds from the senior discount notes were used to acquire and construct telecommunications towers as well as for general working capital purposes.

The 12% senior discount notes contain numerous restrictive covenants, including but not limited to covenants that restrict the Company’s ability to incur indebtedness, pay dividends, create liens, sell assets and engage in certain mergers and acquisitions. The ability of the Company to comply with the covenants and other terms of the 12% senior discount notes and to satisfy its respective debt obligations will depend on the future operating performance of the Company. In the event the Company fails to comply with the various covenants contained in the 12% senior discount notes it would be in default thereunder, and in any such case, the maturity of a portion or all of its long-term indebtedness could be accelerated.

Senior Credit Facility

In June 2001, Telecommunications entered into a $300.0 million senior secured credit facility. The facility provides for a $100.0 million term loan and a $200.0 million revolving loan, the availability of which is based on compliance with certain convenants. As of December 31, 2001 the Company had $100.0 million outstanding under the term loan and $10.0 million under the revolving loan. The term loan and the revolving loan mature June 15, 2007 and amortization of the term loan begins in September 2003. Borrowings under the senior secured credit facility accrue interest at the euro dollar rate plus a margin or a base rate plus a margin, as defined in the agreement. The senior secured credit facility is secured by substantially all of the assets of Telecommunications and its subsidiaries. The facility also places certain restrictions on, among other things, the incurrance of debt and liens, the sale of assets, capital expenditures, transactions with affiliates, sale and lease-back transactions and the number of towers that can be built without anchor tenants.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2001, the Company was in compliance with the covenants of each of the above agreements.

The Company’s long-term debt at December 31, 2001 matures as follows:

(in thousands)
2002	$365
2003	5,134
2004	15,069
2005	25,000
2006	25,000
Thereafter	774,885

Total	$845,453

9.    SHAREHOLDERS’ EQUITY

a.	Offerings of Common Stock

On June 21, 1999, the Company completed an initial public offering of 10.0 million shares of its Class A common stock. The Company raised gross proceeds of $90.0 million that produced net proceeds, after deduction of the underwriting discount and offering expenses, of $82.8 million. The Company used approximately $32.8 million of these net proceeds to pay all outstanding dividends on all outstanding shares of the Company’s Series A preferred stock and to redeem all shares of the Company’s Series B preferred stock. The Company also used $46.0 million to repay all revolving credit loans under the senior credit facility. Remaining proceeds were used for the construction and acquisition of towers and for general working capital purposes. On July 19, 1999, the managing underwriters of the Company’s initial public offering exercised and closed on their over-allotment option to purchase 1.3 million shares of Class A common stock. The Company received net proceeds of approximately $10.9 million from the sales of shares, which were sold at the initial public offering price of $9.00 per share. These net proceeds were also used for the construction and acquisition of towers and for general working capital purposes.

In February 2000, the Company completed an equity offering of 9.0 million shares of its Class A common stock. The Company raised gross proceeds of $243.0 million, which produced net proceeds of approximately $229.5 million, after deduction of the underwriting discount and offering expenses. The Company used $70.5 million of these net proceeds to repay all revolving credit loans under the senior credit facility. Remaining proceeds were used for the construction and acquisition of towers and for general working capital purposes. In February 2000, the managing underwriters of the equity offering exercised and closed on their over-allotment option to purchase an additional 1.4 million shares of the Company’s Class A common stock. Certain shareholders along with the Company had granted this option to the underwriters in connection with the equity offering. These certain shareholders satisfied from their shareholdings the exercise of the over-allotment option in full, resulting in no proceeds to the Company as a result of this exercise.

In July 2000, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission registering the sale of up to $500.0 million of any combination of the following securities: Class A common stock, preferred stock, debt securities, depositary shares, or warrants. In August 2000, the Company drew down $247.3 million under this universal shelf in connection with an offering of 5.8 million shares of its Class A common stock, including 750,000 shares issued upon the exercise of the managing

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

underwriter’s over-allotment option. From this offering, the Company raised gross proceeds of $247.3 million, which produced net proceeds of approximately $236.0 million, after deduction of the underwriting discount and offering expenses. The Company used $25.0 million of these net proceeds to repay a portion of the term loans under the senior credit facility. Remaining proceeds were used for the construction and acquisition of towers and general working capital purposes. As of December 31, 2001, the Company may issue under this universal shelf registration statement, any combination of the registered securities, with an aggregate offering price of up to $252.7 million.

b.	Registration of Additional Shares

During 2001, the Company filed a shelf registration statement on Form S-4 with the Securities and Exchange Commission registering an aggregate 5.0 million shares of its Class A common stock. These 5.0 million shares are in addition to 3.0 million shares registered during 2000. These shares may be issued in connection with acquisitions of wireless communication towers or companies that provide related services. During the year ended December 31, 2001, the Company issued 1.6 million shares of its Class A common stock pursuant to these registration statements in connection with six acquisitions and certain earn-outs. During the year ended December 31, 2000, the Company issued 1.0 million shares pursuant to these registration statements in connection with ten acquisitions. Subsequent to December 31, 2001, the Company issued 587,260 shares under these registration statements for certain earn-outs.

c.	Issuance of Restricted Stock

In September 2000, the Company granted 20,000 shares of Class A common stock pursuant to the Company’s 1999 Equity Participation Plan. These restricted shares have a three year vesting period. Deferred compensation representing the fair value of the shares on the date of grant was recorded as an adjustment to additional paid-in capital and compensation expense is being recognized over the vesting period.

On September 30, 2000, the Company issued 400,000 restricted shares of Class A common stock to the former shareholders of Network Services in accordance with the terms of the acquisition.

d.	Employee Stock Purchase Plan

In 1999, the Board of Directors of the Company adopted the 1999 Stock Purchase Plan (the “Purchase Plan”). A total of 500,000 shares of Class A common stock are reserved for purchase under the Purchase Plan. The Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to the lesser of 85% of the fair market value of the Class A common stock on the first or the last day of an offering period. As of December 31, 2001, employees had purchased 110,491 shares under the Purchase Plan.

e.	Redeemable Preferred Stock

In 1997, the Company sold 8,050,000 shares of 4% Series A preferred stock, convertible initially into one share of the Company’s Class A common stock and one share of the Company’s 4% Series B redeemable preferred stock, to a syndicate of institutional investors. The Series A preferred stock had a conversion price of $3.73 and net proceeds received by the Company from the sale of the shares was approximately $27.0 million (net of approximately $2.4 million of issuance costs charged to retained earnings). Each holder of Series A preferred stock had the right to convert these shares at any time into one share of Class A common stock, subject to certain anti-dilution protection provisions, and one share of Series B preferred stock. The Series A preferred stock automatically converted into Class A common stock and Series B preferred stock upon initial public offering.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The holders of outstanding shares of Series A preferred stock were entitled, in preference to the holders of any and all other classes of capital stock of the Company, to receive, out of funds legally available therefore, cumulative dividends on the Series A preferred stock in cash, at a rate per annum of 4% of the Series A subject to pro-ration for partial years. The liquidation amount equals the sum of $3.73 and any accumulated and unpaid dividends on the Series A preferred stock. Accrued but unpaid dividends on the Series A preferred stock were paid upon the conversion of the Series A preferred stock into Class A common dividends on the Series A preferred stock were paid upon the conversion of the Series A preferred stock into Class A common stock and Series B preferred stock. On June 21, 1999, the date of the conversion, accrued dividends of approximately $2.8 million were paid to the holders of the Series A preferred stock. The Company had accrued the preferred stock dividends on the effective interest method over the period from issuance until the scheduled redemption. As a result, in 1999 the Company recorded a reduction in the amount of dividends payable of $0.7 million as a result of the early conversion and redemption prior to the originally scheduled redemption date.

f.	Exercise of Warrants

In February 2000, the holders of warrants exercised, pursuant to a cashless option, warrants issued in 1997 to purchase 402,500 shares of SBA’s Class A common stock at an exercise price of $3.73 per share. Pursuant to the cashless exercise option, the Company issued 357,387 shares of Class A common stock and the holders surrendered warrants to purchase 45,113 additional shares as consideration.

10.    STOCK OPTIONS AND WARRANTS

In 1996, certain of the Company’s senior executives terminated existing employment, incentive and option agreements in exchange for new employment agreements and immediately exercisable options to purchase 1,425,000 shares of Class A common stock. All of the options are exercisable at $.05 per share. As of December 31, 2001, 84,764 of the initial options remain outstanding.

The Company has three stock option plans (the 1996 Stock Option Plan, the 1999 Equity Participation Plan and the 2001 Equity Participation Plan), whereby options (both non-qualified and incentive stock options), stock appreciation rights and restricted stock may be granted to directors, employees and consultants. Upon adoption of the 2001 Equity Participation Plan, all unissued options under the 1996 Stock Option Plan and the 1999 Equity Participation Plan were cancelled. A total of 5,000,000 shares of Class A common stock were reserved for issuance under the 2001 Equity Participation Plan. A summary of shares reserved for future issuance under these plans is as follows:

Reserved for 1996 Stock Option Plan	259,383
Reserved for 1999 Equity Participation Plan	2,625,239
Reserved for 2001 Equity Participation Plan	4,969,395

7,854,017

These options generally vest between three and six year periods from the date of grant. The Company accounts for these plans under APB Opinion No. 25 Accounting for Stock Issued to Employees under which compensation cost is not recognized on those issuances where the exercise price equals or exceeds the market price of the underlying stock on the grant date. From time to time options to purchase Class A common stock have been granted under the 1999 Equity Participation Plan and the 2001 Equity Participation Plan which the Company believed were below market value at the time of grant. The Company recorded non-cash compensation expense of $3.3 million, $0.3 million and $0.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As required by FASB Statement No. 123 Accounting for Stock-Based Compensation (“SFAS 123”), for those options which the Company granted at or above fair market value, the Company has determined the pro-forma effect of the options granted had the Company accounted for stock options granted under the fair value method of SFAS 123. The Black-Scholes option pricing model was used with the following assumptions:

	2001	2000	1999
Risk free interest rate	10%	10%	12%
Dividend yield	0%	0%	0%
Expected volatility	99.3%	86%	.001%
Expected lives	4 years	3 years	3 years

Had compensation cost for the stock option plan been determined based on fair value at the date of grant in accordance with SFAS 123, the Company’s pro-forma net loss would have totaled $(134.1) million, $(38.3) million, and $(40.2) million and pro-forma loss per share would have been $(2.83), $(0.93), and $(2.10) for the years ended December 31, 2001, 2000 and 1999, respectively. The effect of applying SFAS 123 in this pro-forma disclosure is not necessarily indicative of future results.

A summary of the status of the Company’s stock option plans including their weighted average exercise price is as follows:

	2001		2000		1999
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	3,089,656	$16.97	3,177,194	$7.11	1,660,016	$2.12
Granted	1,748,195	23.34	1,001,493	36.87	1,740,935	11.12
Exercised/redeemed	(587,560)	4.26	(973,569)	3.95	(183,520)	2.63
Forfeited/cancelled	(426,380)	27.65	(115,462)	24.99	(40,237)	3.90

Outstanding at end of year	3,823,911	$20.57	3,089,656	$16.97	3,177,194	$7.11

Options exercisable at end of year	1,616,968	$14.12	1,172,564	$6.29	1,211,829	$3.24

Weighted average fair value of options granted during the year		$27.37		$36.91		$11.12

Option groups outstanding at December 31, 2001 and related weighted average exercise price and remaining life, in years, information are as follows:

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range	Outstanding	Average Contractual Life	Average Exercise Price	Exercisable	Weighted Average Exercise Price
$ 0.00—$ 0.05	276,340	7.5	$0.05	113,086	$0.05
$ 2.63—$ 4.00	259,383	10.9	$2.64	259,383	$2.64
$ 8.00—$ 9.75	564,054	3.4	$8.18	497,498	$8.13
$10.17—$14.45	158,135	5.8	$11.97	4,712	$11.22
$15.25—$19.71	649,101	8.0	$15.36	417,016	$15.26
$20.04—$24.75	593,582	4.6	$21.83	—	—
$25.42—$29.10	200,701	7.8	$26.97	73,110	$27.00
$30.25—$34.88	413,479	4.5	$34.51	96,928	$34.57
$35.88—$39.75	193,403	8.8	$37.70	38,656	$37.48
$40.00—$44.63	479,622	8.7	$41.35	105,509	$41.49
$45.00—$51.94	36,111	8.7	$47.22	11,070	$47.87

	3,823,911	7.2	$20.57	1,616,968	$14.12

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    INCOME TAXES

The provision (benefit) for income taxes in the consolidated statements of operations consists of the following components:

	For the years ended December 31,
	2001	2000	1999
	(in thousands)
Current provision (benefit) for taxes:
Federal income tax	$—	$—	$(1,255)
Foreign income tax	—	—	231
State income tax	1,654	1,233	801

Total	1,654	1,233	(223)
Deferred provision (benefit) for taxes:
Federal income tax	(39,799)	(8,156)	(9,461)
State income tax	(1,528)	(1,173)	(1,598)
Increase in valuation allowance	41,327	9,329	11,059

Total	$1,654	$1,233	$(223)

A reconciliation of the provision (benefit) for income taxes at the statutory U.S. Federal tax rate (34%) and the effective income tax rate is as follows:

	For the years ended December 31,
	2001	2000	1999
	(in thousands)
Statutory Federal benefit	$(41,987)	$(9,401)	$(11,837)
State income tax	83	40	(526)
Foreign tax	—	—	541
Other	367	235	540
Goodwill amortization	1,864	1,029	—
Valuation allowance	41,327	9,330	11,059

	$1,654	$1,233	$(223)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the net deferred income tax asset (liability) accounts are as follows:

	As of December 31,
	2001	2000
	(in thousands)
Allowance for doubtful accounts	$1,876	$868
Deferred revenue	5,818	2,958
Accrued liabilities	2,220	—
Other	87	208
Valuation allowance	(10,001)	(4,034)

Current deferred tax liabilities	$—	—

Original issue discount	$33,176	$22,596
Net operating loss	51,096	15,938
Book vs. tax depreciation	(39,090)	(26,869)
Straight-line rents	(3,392)	—
Other	1,813	1,058
Valuation allowance	(62,032)	(31,168)

Non-current deferred tax liabilities	$(18,429)	$(18,445)

In connection with the acquisition of certain towers during 2001, the Company recorded deferred tax liabilities of $4.6 million related to book/tax basis difference in the acquired towers. In connection with the acquisition of certain towers during 2000, the Company recorded deferred tax liabilities and goodwill of $10.5 million related to the book/tax basis differences in the acquired towers.

The Company has recorded a valuation allowance for deferred tax assets as management believes that it is not “more likely than not” that the Company will be able to generate sufficient taxable income in future periods to recognize the assets.

The Company has available at December 31, 2001, a net operating tax loss carry-forward of approximately $150.2 million. Approximately $12.0 million, $35.8 million and $102.4 million of the net operating tax loss carry-forwards will expire in 2019, 2020 and 2021, respectively.

12.    COMMITMENTS AND CONTINGENCIES

a.    Operating Leases

The Company is obligated under various non-cancelable operating leases for land, office space, vehicles and equipment, and site leases that expire at various times through September 2093. The annual minimum lease payments under non-cancelable operating leases as of December 31, 2001 are as follows:

(in thousands)
2002	$30,555
2003	28,324
2004	23,808
2005	18,224
2006	11,441
Thereafter	62,199

Total	$174,551

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principally, all of the leases provide for renewal at varying escalations. Leases providing for fixed rate escalations have been reflected above.

Rent expense for operating leases was $26.3 million, $17.0 million, and $12.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

b. Tenant Leases

The annual minimum tower space income to be received for tower space and antenna rental under non-cancelable operating leases as of December 31, 2001 are as follows:

(in thousands)
2002	$116,270
2003	113,494
2004	103,343
2005	78,904
2006	41,629
Thereafter	72,431

Total	$526,071

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

d.    Litigation

The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    SEGMENT DATA

The Company operates principally in three business segments: site development consulting, site development construction, and site leasing. The Company’s reportable segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations. Revenues, gross profit, capital expenditures (including assets acquired through the issuance of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company operates are presented below:

	For the years ended December 31,
	2001	2000	1999
	(in thousands)
Revenues:
Site development—consulting	$24,251	$24,251	$17,964
Site development—construction	115,484	91,641	42,606
Site leasing	103,159	52,014	26,423

	$242,894	$167,906	$86,993

Gross profit:
Site development—consulting	$7,154	$8,625	$5,547
Site development—construction	24,649	18,375	9,219
Site leasing	66,437	32,512	14,289

	$98,240	$59,512	$29,055

Capital expenditures:
Site development—consulting	$2,458	$1,489	$6,971
Site development—construction	36,959	25,570	28,185
Site leasing	516,859	465,400	189,779
Assets not identified by segment	5,050	1,594	1,635

	$561,326	$494,053	$226,570

	As of December 31,
	2001	2000
	(in thousands)
Assets:
Site development—consulting	$24,850	$14,248
Site development—construction	177,322	99,962
Site leasing	1,198,051	815,660
Assets not identified by segment	28,788	18,948

	$1,429,011	$948,818

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    QUARTERLY FINANCIAL DATA (unaudited)

	Quarters Ended
	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
	(in thousands except per share)
Revenues	$69,150	$63,033	$57,755	$52,956
Gross profit	28,075	25,924	23,431	20,810
Net loss	(29,710)	(49,118)	(23,321)	(22,996)
Basic and diluted loss per common share	$(0.62)	$(1.03)	$(0.50)	$(0.49)

	Quarters Ended
	December 31, 2000	September 30, 2000	June 30, 2000	March 31, 2000
	(in thousands except per share)
Revenues	$53,579	$45,395	$38,503	$30,429
Gross profit	18,563	16,560	13,395	10,994
Net loss	(5,379)	(5,905)	(7,908)	(9,723)
Basic and diluted loss per common share	$(0.12)	$(0.14)	$(0.20)	$(0.27)

During the third quarter of 2001, the Company incurred a restructuring and other charge of $24.4 million.

15.    SUBSEQUENT EVENTS

a.	Interest Rate Swap

In January 2002, the Company entered into an interest rate swap agreement to manage its exposure to interest rate movements by effectively converting a portion of its debt from fixed to variable rates. The notional principal amount of the interest rate swap is $100.0 million. The maturity date of the interest rate swap matches that of the underlying debt. This agreement, which matures in seven years, involves the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amount. The variable rates are based on six-month EURO plus 4.47% and are reset on a semi-annual basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and recognized over the life of the agreements as an adjustment to interest expense.

b.	Shareholder Rights Plan

During January 2002, the Company’s Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one preferred stock purchase right for each outstanding share of the Company’s common stock. Each of these rights, which are currently not exercisable, will entitle the holder to purchase one one-thousandth (1/1000) of a share of the Company’s newly designated Series E Junior Participating Preferred Stock. In the event that any person or group acquires beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock or commences or announces an intention to commence a tender offer that would result in such person or group owning 15% or more of the Company’s common stock, each holder of a right (other than the acquirer) will be entitled to receive, upon payment of the exercise price, a number of shares of common stock having a market value equal to two times the exercise price of the right. In order to retain flexibility and the ability to maximize stockholder value in the event of transactions that may arise in the future, the Board retains the power to redeem the Rights for a set amount. The Rights were distributed on January 25, 2002 and expire on January 10, 2012, unless earlier redeemed or exchanged or terminated in accordance with the Rights Agreement.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

c.	Reduction in Tower Development Activities

In February 2002, the Company announced that it was further reducing its capital expenditures for new tower development activities in 2002 and suspending any material new investment for additional towers. The Company anticipates reducing the number of towers expected to be built or acquired in 2002 from 400 to 600 to approximately 250 to 300. Under current capital markets conditions, the Company does not anticipate building or buying a material number of new towers beyond those it is currently contractually obligated to build or buy. The Company expects approximately 90 to 110 new towers to be built or acquired in the first quarter of 2002, and the remainder of its obligations to build or buy towers to be satisfied later in 2002. A portion of its workforce will be reduced, and certain offices will be closed, substantially all of which were primarily dedicated to new tower development activities. The Company anticipates incurring charges related to this restructuring plan of $30.0 million and $65.0 million for costs related to the disposal of new tower build and acquisition construction-in-process, costs of employee separation, cost associated with the closing of offices and other items. The amount of the charge related to asset disposals will be determined primarily by the fair value of new tower backlog and construction-in-process with respect to those locations the Company chooses to dispose of. Most of this charge is expected to be incurred in the first quarter of 2002 with the remainder incurred in the second quarter of 2002.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of SBA Communications Corporation, and have issued our reports thereon dated February 22, 2002. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the index of consolidated financial statements is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

West Palm Beach, Florida,
February 22, 2002.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)		Deduction From Reserves(3)	Balance at End of Period
	(in thousands)
Allowance for Doubtful Accounts For the Years Ended:
December 31, 2001	$2,117	$2,661	(2)	$137	$4,641
December 31, 2000	$785	$1,663		$331	$2,117
December 31, 1999	$437	$492		$144	$785

Tax Valuation Account For the Years Ended:
December 31, 2001	$35,202	$36,831		$—	$72,033
December 31, 2000	$17,450	$17,752		$—	$35,202
December 31, 1999	$6,323	$11,127		$—	$17,450

(1)	For tax valuation account, amounts include adjustments for stock option compensation.
(2)	Includes additions of $1,300 to allowance for doubtful accounts from acquired companies.
(3)	Represents accounts written off.