Form 10-Q
period 2002-03-31
SBA COMMUNICATIONS CORP
filed 2002-05-15
CIK 1034054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                  For the quarterly period ended March 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                        For the transition period from  to

                        Commission file number   000-30110


                         SBA COMMUNICATIONS CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)


                            Florida                                           65-0716501
-----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)


     5900 Broken Sound Parkway, Boca Raton, Florida                             33487
-------------------------------------------------------------------------------------------------------
        (Address of principal executive offices)                              (Zip code)


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

                                 Yes   X    No ______
                                     -----


          Number of shares of common stock outstanding at May 10, 2002
                     Class A Common Stock -  44,920,235 shares
                     Class B Common Stock -   5,455,595 shares

                         SBA COMMUNICATIONS CORPORATION

                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

   Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001                                 3

   Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001               4

   Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2002               5

   Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001               6

   Condensed Notes to Consolidated Financial Statements                                                   7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations            14

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                       22

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                                                25

SIGNATURES                                                                                               26

ITEM 1: UNAUDITED FINANCIAL STATEMENTS

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (unaudited)
                        (in thousands, except par values)

                                                                              March 31, 2002   December 31, 2001
                                                                              --------------   -----------------
                                        ASSETS

Current assets:
      Cash and cash equivalents                                                   $   32,276          $   13,904
      Restricted cash                                                                  7,500                   -
      Accounts receivable, net of allowance of $4,287 and $4,641 in
         2002 and 2001, respectively                                                  49,092              56,796
      Prepaid and other current assets                                                 6,665              10,254
      Costs and estimated earnings in excess of billings on
         uncompleted contracts                                                        11,167              11,333
                                                                                  ----------          ----------
                Total current assets                                                 106,700              92,287

      Property and equipment, net                                                  1,179,356           1,198,559
      Goodwill, net                                                                   86,949              80,592
      Other intangible assets, net                                                     5,425               5,588
      Deferred financing fees, net                                                    26,847              27,807
      Other assets                                                                    17,270              24,178
                                                                                  ----------          ----------
                Total assets                                                      $1,422,547          $1,429,011
                                                                                  ==========          ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                            $   38,442          $   56,293
      Accrued expenses                                                                10,216              13,046
      Current portion - long-term debt                                                   188                 365
      Interest payable                                                                 9,360              21,815
      Billings in excess of costs and estimated earnings
         on uncompleted contracts                                                      4,173               6,302
      Other current liabilities                                                       14,368              15,880
                                                                                  ----------          ----------
                Total current liabilities                                             76,747             113,701
                                                                                  ----------          ----------

Long-term liabilities:
      Long-term debt                                                                 947,223             845,088
      Deferred tax liabilities, net                                                   18,475              18,429
      Other long-term liabilities                                                      6,311               1,149
                                                                                  ----------          ----------
                Total long-term liabilities                                          972,009             864,666
                                                                                  ----------          ----------

Commitments and contingencies (see Note 11)

Shareholders' equity:
      Common stock-Class A par value $.01 (100,000 shares authorized,
         44,897 and 43,233 shares issued and outstanding in 2002 and 2001,
         respectively)                                                                   449                 432
      Common stock-Class B par value $.01 (8,100 shares authorized,
         5,456 shares issued and outstanding in 2002 and 2001)                            55                  55
      Additional paid-in capital                                                     671,336             664,977
      Accumulated deficit                                                           (298,049)           (214,820)
                                                                                  ----------          ----------
             Total shareholders' equity                                              373,791             450,644
                                                                                  ----------          ----------
             Total liabilities and shareholders' equity                           $1,422,547          $1,429,011
                                                                                  ==========          ==========

    The accompanying Condensed Notes to Consolidated Financial Statements on
      pages 7 through 13 herein are an integral part of these consolidated financial statements.

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                                            For the three months ended March 31,
                                                                                            ------------------------------------
                                                                                                  2002                 2001
                                                                                                  ----                 ----
Revenues:
   Site development                                                                            $  31,404            $  32,673
   Site leasing                                                                                   32,540               20,283
                                                                                               ---------            ---------
           Total revenues                                                                         63,944               52,956
                                                                                               ---------            ---------

Cost of revenues (exclusive of depreciation and amortization shown below):
   Cost of site development                                                                       24,680               25,018
   Cost of site leasing                                                                           11,240                7,128
                                                                                               ---------            ---------
           Total cost of revenues                                                                 35,920               32,146
                                                                                               ---------            ---------

         Gross profit                                                                             28,024               20,810

Operating expenses:
   Selling, general and administrative                                                             9,374               10,641
   Restructuring charge                                                                           54,117                    -
   Depreciation and amortization                                                                  26,053               15,007
                                                                                               ---------            ---------
         Total operating expenses                                                                 89,544               25,648
                                                                                               ---------            ---------

         Operating loss                                                                          (61,520)              (4,838)

Other income (expense):
   Interest income                                                                                     9                3,000
   Interest expense, net of amounts capitalized                                                  (13,216)              (8,683)
   Non-cash amortization of original issue discount and
        debt issuance costs                                                                       (8,002)              (6,968)
   Other                                                                                              79                  (84)
                                                                                               ---------            ---------
         Total other expenses                                                                    (21,130)             (12,735)
                                                                                               ---------            ---------

         Loss before provision for income taxes and
           extraordinary item                                                                    (82,650)             (17,573)

Provision for income taxes                                                                          (579)                (354)
                                                                                               ---------            ---------

         Loss before extraordinary item                                                          (83,229)             (17,927)

Extraordinary item, write-off of deferred financing fees                                               -               (5,069)
                                                                                               ---------            ---------

         Net loss                                                                              $ (83,229)           $ (22,996)
                                                                                               =========            =========

Basic and diluted loss per common share before extraordinary item                              $   (1.70)           $   (0.38)
Extraordinary item                                                                                     -                (0.11)
                                                                                               ---------            ---------
Basic and diluted loss per common share                                                        $   (1.70)           $   (0.49)
                                                                                               =========            =========

Basic and diluted weighted average number of shares of common stock                               49,010               46,801
                                                                                               =========            =========


The accompanying Condensed Notes to Consolidated Financial Statements on pages 7 through 13 herein are an integral part of these consolidated financial statements.

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 ----------------------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                    -----------------------------------------
                                   (unaudited)
                                 (in thousands)


                                                             Common Stock
                                                  -----------------------------------
                                                     Class A                Class B         Additional
                                                     -------                -------           Paid-In     Accumulated
                                                Number    Amount       Number     Amount      Capital       Deficit      Total
                                                ------    ------       ------     ------    ----------    -----------   -------
BALANCE, December 31, 2001                      43,233      $432        5,456        $55     $664,977     $(214,820)   $450,644
   Common stock issued in connection with
     acquisitions and earn-outs                  1,316        13            -          -        5,635             -       5,648
   Common stock issued in connection with
    employee stock purchase/option plans           348         4            -          -           72             -          76
   Non-cash compensation                             -         -            -          -          652             -         652
   Net loss                                          -         -            -          -            -       (83,229)    (83,229)
                                                ------      ----        -----        ---     --------     ---------    --------
BALANCE, March 31, 2002                         44,897      $449        5,456        $55     $671,336     $(298,049)   $373,791
                                                ======      ====        =====        ===     ========     =========    ========


      The accompanying Condensed Notes to Consolidated Financial Statements on pages 7 through 13 herein are an integral part of these consolidated financial statements.

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      ------------------------------------
                                   (unaudited)
                                 (in thousands)

                                                                                       For the three months ended March 31,
                                                                                       ------------------------------------
                                                                                            2002                2001
                                                                                            ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                             $  (83,229)          $  (22,996)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                            26,053               15,007
   Restructuring charge                                                                     47,609                    -
   Non-cash compensation expense                                                               652                  788
   Provision for doubtful accounts                                                             610                  399
   Amortization of original issue discount and debt issuance costs                           8,002                6,968
   Write-off of deferred financing fees                                                          -                5,069
   Changes in operating assets and liabilities, net of effect of acquisitions:
      Accounts receivable                                                                    7,093               (8,883)
      Prepaid and other current assets                                                          22                  382
      Costs and estimated earnings in excess of
           billings on uncompleted contracts                                                   166                5,577
      Other assets                                                                          (1,066)               3,620
      Accounts payable                                                                     (17,851)             (30,952)
      Accrued expenses                                                                      (5,826)              (3,175)
      Interest payable                                                                     (12,455)               8,144
      Other liabilities                                                                     (1,043)               4,598
      Billings in excess of costs and estimated earnings on uncompleted contracts           (2,129)              (1,206)
                                                                                        ----------           ----------
      Total changes in operating assets and liabilities                                     49,837                6,336
                                                                                        ----------           ----------
      Net cash used in operating activities                                                (33,392)             (16,660)
                                                                                        ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Tower acquisitions and other capital expenditures                                       (46,095)            (158,306)
                                                                                        ----------           ----------
      Net cash used in investing activities                                                (46,095)            (158,306)
                                                                                        ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from option exercises                                                               75                1,433
   Proceeds from senior notes payable, net of financing fees                                     -              483,987
   Borrowings under senior credit facility                                                  98,000               30,000
   Repayment of notes payable                                                                 (216)            (105,069)
                                                                                        ----------           ----------
      Net cash provided by financing activities                                             97,859              410,351
                                                                                        ----------           ----------
      Net increase in cash and cash equivalents                                             18,372              235,385
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                      13,904               14,980
                                                                                        ----------           ----------
   End of period                                                                        $   32,276           $  250,365
                                                                                        ==========           ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                          $   25,916           $    1,358
                                                                                        ==========           ==========
      Taxes                                                                             $    1,591           $    1,229
                                                                                        ==========           ==========

NON-CASH ACTIVITIES:
Assets acquired in acquisitions                                                         $    7,648           $   23,470
                                                                                        ==========           ==========
Liabilities assumed in acquisitions                                                     $        -           $   (2,126)
                                                                                        ==========           ==========
Stock issued for acquisitions                                                           $   (5,648)          $  (10,929)
                                                                                        ==========           ==========


The accompanying Condensed Notes to Consolidated Financial Statements on pages 7 through 13 herein are an integral part of these consolidated financial statements.

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1.    BASIS OF PRESENTATION
      ---------------------

The accompanying consolidated financial statements should be read in conjunction with the 2001 Form 10-K for SBA Communications Corporation. These financial statements have been prepared in accordance with instructions to Form 10-Q and
Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of the results for the year.

During the three months ended March 31, 2002 and 2001, the Company did not have any changes in its equity resulting from non-owner sources and, accordingly, comprehensive income was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

The Company has potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for all periods presented. There were 4.6 million and 3.5 million options outstanding at March 31, 2002 and 2001, respectively.

2.    CURRENT ACCOUNTING PRONOUNCEMENTS
      ---------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations and SFAS No. 38 Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 became effective June 30, 2001. The adoption of SFAS 141 did not have an impact on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This standard eliminates the amortization of goodwill and certain intangible assets against earnings. Instead, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Goodwill and indefinite-lived intangible assets will be written-down against earnings only in the periods in which the recorded value of the asset is more than its fair value. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001. SFAS 142 requires the Company to complete the transitional goodwill impairment test six months from the date of adoption, which the Company intends to do before June 30, 2002. Other intangibles will continue to be amortized over their estimated useful lives, generally 2 to 5 years. Management is assessing the impact based on a two-step approach to assess goodwill based on applicable reporting units and will reassess any intangible assets, including goodwill, recorded in connection with its previous acquisitions. The Company recorded approximately $0.4 million of amortization on covenants not to compete during the first quarter of 2002. Management is currently assessing, but has not yet determined the impact adoption of SFAS 142 will have on the Company's consolidated financial statements, however, management believes it may be material. As of March 31, 2002, the Company had unamortized goodwill and covenants not to compete of $92.4 million.

The following table provides a reconciliation of reported net loss for the three months ended March 31, 2001 to adjusted net loss as if SFAS No. 142 had been applied as of the beginning of 2001:

                                                      For the three months ended
                                                             March 31, 2001
                                               ------------------------------------------
                                                (in thousands, except per share amounts)
        Net loss as reported                                   $(22,996)
        Add back:  Goodwill amortization                          1,100
                                                               --------
        Adjusted net loss                                      $(21,896)
                                                               ========

        Basic and diluted loss per common share:
        Net loss as reported                                   $  (0.49)
        Goodwill amortization                                       .02
                                                               --------
        Adjusted net loss per common share                     $  (0.47)
                                                               ========


In June 2001, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position ("SOP") entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. The proposed SOP may limit the ability of companies to capitalize certain costs as part of property, plant and equipment ("PP&E"). The proposed SOP would also require that each significant separately identifiable part of PP&E with a useful life different from the useful life of the PP&E to which it relates be accounted for separately and depreciated over the individual component's expected useful life. The proposed SOP would be effective for fiscal years beginning after June 15, 2002. Management has not determined the effect this SOP, if issued as proposed, would have on the consolidated financial statements, but believes it would not be material.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on January 1, 2002 (see Note 8).

3.    RESTRICTED CASH
      ---------------

Restricted cash at March 31, 2002 of $7.5 million consists of cash equivalents pledged as collateral to secure certain indemnification obligations of the Company and certain of its affiliates related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business. As of March 31, 2002, such cash equivalents were not available for general working capital. Subsequent to March 31, 2002, the Company substituted letters of credit obtained under its senior secured credit facility as collateral in place of the cash equivalents and $7.5 million of the cash equivalents were released to the Company. Reduced availability under the senior secured facility as a result of collateral substitution was $17.2 million. An additional $0.5 million of cash equivalents pledged as collateral at March 31, 2002 is expected to be released on or about July 2, 2002 provided the Company has fulfilled its obligations to the surety. Accordingly, the additional $0.5 million is recorded in prepaid and other current assets at March 31, 2002.

4.    COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
      -----------------------------------------------------

Costs and estimated earnings on uncompleted contracts consist of the following:

                                                    As of                 As of
                                                March 31, 2002      December 31, 2001
                                                --------------      -----------------
                                                          (in thousands)
Costs incurred on uncompleted contracts         $   75,870               $ 64,400
Estimated earnings                                  19,944                 14,200
Billings to date                                   (88,820)               (73,569)
                                                ----------               --------
                                                $    6,994               $  5,031
                                                ----------               --------

                                                                             As of                  As of
                                                                          March 31,2002        December 31, 2001
                                                                          -------------        -----------------
                                                                                    (in thousands)
Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                  $ 11,167                   $ 11,333
Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                    (4,173)                    (6,302)
                                                                             --------                   --------
                                                                             $  6,994                   $  5,031
                                                                             ========                   ========

5.    PROPERTY AND EQUIPMENT
      ----------------------

Property and equipment consists of the following:

                                                                       As of              As of
                                                                  March 31, 2002    December 31, 2001
                                                                  --------------    -----------------
                                                                           (in thousands)
                     Towers and related components                    $1,257,236          $1,224,891
                     Construction in process                              20,369              48,998
                     Furniture, equipment and vehicles                    39,473              38,148
                     Land                                                 13,752              12,275
                     Buildings and improvements                            2,486               2,406
                                                                      ----------          ----------
                                                                       1,333,316           1,326,718
                     Less: Accumulated depreciation and
                          amortization                                  (153,960)           (128,159)
                                                                      ----------          ----------
                     Property and equipment, net                      $1,179,356          $1,198,559
                                                                      ==========          ==========

Construction in process represents costs incurred related to towers that are under development and will be used in the Company's operations (see Note 8).

6.    CURRENT AND LONG-TERM DEBT
      --------------------------

                                                                                        As of               As of
                                                                                   March 31, 2002     December 31, 2001
                                                                                   --------------     -----------------
                                                                                            (in thousands)
   10 1/4% senior notes, unsecured, interest payable semi-annually, balloon principal payment of $500,000 due at maturity on
   February 1, 2009, presented net of fair value of swap of
   $2,739 at March 31, 2002 (see Note 9).                                               $497,261               $500,000

   12% senior discount notes, net of unamortized original issue discount of $27,202 at March 31, 2002 and $34,115 at December 31,
   2001, unsecured, cash interest payable semi-annually in arrears beginning September 1, 2003, balloon principal payment of $269,000
   due at maturity on March 1, 2008.                                                     241,798                234,885

   Senior secured credit facility loans, interest at varying rates
   (3.91% to 5.75% at March 31, 2002) quarterly installments based on reduced availability beginning September 30, 2003, maturing June
   15, 2007.                                                                             208,000                110,000

   Notes payable, interest at varying rates (2.9% to 11.4% at
   March 31, 2002).                                                                          352                    568
                                                                                        --------               --------
                                                                                         947,411                845,453
   Less:  current maturities                                                                (188)                  (365)
                                                                                        --------               --------

   Long-term debt                                                                       $947,223               $845,088
                                                                                        ========               ========

7.    SHAREHOLDERS' EQUITY
      --------------------

From time to time restricted shares of Class A common stock or options to purchase Class A common stock have been granted under the Company's equity participation plans at prices below market value at the time of grant. Additionally, in 2002, the Company entered into bonus agreements with certain executives and employees to issue shares of the Company's Class A common stock in lieu of cash payments. The Company expects to record approximately $2.2 million of non-cash compensation expense in 2002 and $0.7 million in non-cash compensation expense in each year from 2003 through 2006. The Company recorded approximately $0.7 million in non-cash compensation expense in the quarter ended March 31, 2002.

During the quarter ended March 31, 2002, the Company issued 1,315,769 shares of its Class A common stock as a result of tower acquisitions and towers or businesses it acquired having met or exceeded certain earnings or new tower targets identified in the various acquisition agreements.

During January 2002, the Company's Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one preferred stock purchase right for each outstanding share of the Company's common stock. Each of these rights, which are currently not exercisable, will entitle the holder to purchase one one-thousandth (1/1000) of a share of the Company's newly designated Series E Junior Participating Preferred Stock. In the event that any person or group acquires beneficial ownership of 15% or more of the outstanding shares of the Company's common stock or commences or announces an intention to commence a tender offer that would result in such person or group owning 15% or more of the Company's common stock, each holder of a right (other than the acquirer) will be entitled to receive, upon payment of the exercise price, a number of shares of common stock having a market value equal to two times the exercise price of the right. In order to retain flexibility and the ability to maximize stockholder value in the event of transactions that may arise in the future, the Board retains the power to redeem the Rights for a set amount. The Rights were distributed on January 25, 2002 and expire on January 10, 2012, unless earlier redeemed or exchanged or terminated in accordance with the Rights Agreement.

On March 28, 2002, the Board of Directors of the Company approved a proposal, subject to shareholder approval, permitting the Company to offer employees a one-time opportunity to exchange any or all of their outstanding options with an exercise price in excess of $8.00 per share, for new options, with an exercise price equal to the greater of: (1) $8.00, or (2) the fair market value of the Company's Class A common stock on the grant date. The new options are to be granted at least six months and one day from the cancellation of the surrendered options. Employees will receive two new options for every three existing options surrendered. If this proposal is approved by the shareholders of the Company at the Company's annual meeting to be held on May 16, 2002, the Company expects to launch a tender offer on or around May 20, 2002.

8.    RESTRUCTURING CHARGE
      --------------------

In February 2002, under a plan approved by the Company's Board of Directors, the Company announced that it was further reducing its capital expenditures for new tower development activities in 2002, suspending any material new investment for additional towers, reducing its workforce and closing or consolidating offices. Under current capital market conditions, the Company does not anticipate building or buying a material number of new towers beyond those it is currently contractually obligated to build or buy, thereby resulting in the abandonment of a majority of its existing new tower build and acquisition construction in process in the first quarter of 2002. In connection with this restructuring, a portion of the Company's workforce has been reduced and certain offices have been closed, substantially all of which were primarily dedicated to new tower development activities. In addition, tower assets held and used in operations were determined to be impaired and written down to their fair value. As a result of the implementation of its plans, the Company recorded a restructuring charge of $54.1 million in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets and Emerging Issues Task Force 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring. Additional restructuring costs of approximately $5.0 to $8.0 million are expected during the second quarter of 2002 to complete the restructuring plan.

Of the $54.1 million charge recorded in the three months ended March 31, 2002, approximately $34.1 million relates to the abandonment of new tower build and acquisition construction in process and related construction materials on approximately 695 sites and $16.4 million relates to the impairment of approximately 144 tower sites held and used in operations. The abandonment of new tower build and acquisition construction in process resulted in the write-off of all costs incurred to date. The impairment of operating tower assets resulted primarily from the Company's evaluation of the fair value of its operating tower portfolio through a discounted cash flow analysis. Towers determined to be impaired were primarily towers with no current tenants and little or no prospects for future lease-up. The remaining $3.6 million relates primarily to the costs of employee separation for approximately 285 employees and exit costs associated with the closing and consolidation of approximately 20 offices.

Approximately $6.8 million remains in accrued liabilities at March 31, 2002, representing primarily incurred, but unpaid costs included in new tower build construction in process, future lease obligations related to closed offices, future ground lease obligations on canceled sites, as well as accrued employee termination benefits. A summary of the restructuring charge and associated accrued liabilities at March 31, 2002 is as follows:

                                                                                              Accrued as of
                                                                                  Total       March 31, 2002
                                                                                  -----       --------------

        Abandonment of new tower build and acquisition
           construction in process and related construction materials           $34,088               $5,105
        Impairment of tower assets held and used in operations                   16,381                    -
        Employee separations and exit costs                                       3,648                1,653
                                                                                -------               ------
                                                                                $54,117               $6,758
                                                                                =======               ======

9.    DERIVATIVE FINANCIAL INSTRUMENT
      -------------------------------

Effective January 2002, the Company entered into an interest rate swap agreement to manage its exposure to interest rate movements by effectively converting a portion of its $500 million senior notes from interest rate fixed to variable rates. The Company accounts for the swap in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138. SFAS 133 established accounting and reporting standards for derivative instruments, hedging activities, and exposure definition and requires the Company to record the fair value of the swap on the balance sheet. Generally, derivatives that are not hedges must be adjusted to fair value through income
(loss). If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company's swap is accounted for as a fair value hedge under SFAS No. 133. The swap qualifies for the shortcut method of recognition and, therefore, no portion of the swap is treated as ineffective. Accordingly, the entire change in fair value of the swap is offset against the change in fair value of the related senior notes.

The notional principal amount of the swap is $100.0 million and the maturity date and payment provisions match that of the underlying senior notes. The swap matures in seven years and provides for the exchange of fixed rate payments for variable rate payments without the exchange of the underlying notional amount. The variable rates are based on six-month EURO plus 4.47% and are reset on a semi-annual basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreement and recognized as an adjustment to interest expense. The Company recorded a reduction of approximately $0.8 million to interest expense for the three months ended March 31, 2002 as a result of the differential between fixed and variable rates.

The Company formally documented the relationship between the swap and the portion of senior notes hedged, as well as its risk-management objective and strategy for entering into the swap transaction. The Company also formally assesses, both at the inception of the swap and on an ongoing basis, whether the swap is highly effective in offsetting changes in fair value of the hedged item. If it is determined that the swap ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively. The Company does not use derivative financial instruments for speculative or trading purposes.

As of March 31, 2002, the Company recorded a liability of approximately $2.7 million, representing the fair value of the swap, which is reflected in other long-term liabilities on the consolidated balance sheet.

10.   INCOME TAXES
      ------------

The components of the provision for income taxes are as follows:

                                                                      For the three months ended
                                                                      --------------------------
                                                               March 31, 2002            March 31, 2001
                                                               --------------            --------------
                                                                            (in thousands)
              Federal income tax                                     $ 23,212                   $ 7,698
              State income tax                                           (579)                     (353)
              Foreign tax                                                   -                        (1)
              Change in valuation allowance                           (23,212)                   (7,698)
                                                                     --------                   -------
                                                                     $   (579)                  $  (354)
                                                                     ========                   =======

The Company has taxable losses in the three months ended March 31, 2002 and 2001, and as a result net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not "more likely than not" that the Company will generate sufficient taxable income in future periods to recognize the assets.

11.   COMMITMENTS AND CONTINGENCIES
      -----------------------------

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

As part of the consideration for its acquisitions, the Company sometimes agrees to issue additional shares of Class A common stock or pay additional cash if the towers or businesses that are acquired meet or exceed certain earnings or new tower targets in the 1-3 years after they have been acquired. As of March 31, 2002, the Company had an obligation to pay up to an additional approximately $32.2 million in consideration if the earnings targets identified in various acquisition agreements are met. At the Company's option, a majority of the additional consideration may be paid in cash or Class A common stock. The Company records such obligations when it becomes probable that the earnings targets will be met.

12.   SEGMENT DATA
      ------------

The Company operates principally in three business segments: site development consulting, site development construction, and site leasing. The Company's reportable segments are strategic business units that offer different services. These business units are managed separately based on the fundamental differences in their operations.

Revenues, gross profit, capital expenditures (including assets acquired through the issuance of the Company's Class A common stock) and identifiable assets pertaining to the segments in which the Company operates are presented below.

                                            For the three months ended March 31,
                                           -------------------------------------
                                                 2002                 2001
                                                 ----                 ----
                                                       (in thousands)
     Revenues:
        Site development - consulting           $  7,037           $  6,304
        Site development - construction           24,367             26,369
        Site leasing                              32,540             20,283
                                                --------           --------
                                                $ 63,944           $ 52,956
                                                ========           ========
     Gross profit:
        Site development - consulting           $  1,617           $  2,008
        Site development - construction            5,107              5,647
        Site leasing                              21,300             13,155
                                                --------           --------
                                                $ 28,024           $ 20,810
                                                ========           ========
     Capital expenditures:
        Site development - consulting           $  2,062           $    346
        Site development - construction            7,167             13,579
        Site leasing                              42,514            154,436
        Amounts not identified by segment              -                874
                                                --------           --------
                                                $ 51,743           $169,235
                                                ========           ========

                                                  As of              As of
                                             March 31, 2002    December 31, 2001
                                             --------------    -----------------
                                                     (in thousands)
     Assets:
        Site development - consulting         $   19,229        $    24,850
        Site development - construction          144,613            177,322
        Site leasing                           1,200,757          1,198,051
        Assets not identified by segment          57,948             28,788
                                              ----------        -----------
                                              $1,422,547        $ 1,429,011
                                              ==========        ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     We are a leading independent owner and operator of over 3,800 wireless communications towers in the United States and Puerto Rico. We generate revenues from our two primary businesses, site leasing and site development. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own or manage for others. The towers that we own have either been constructed by us at the request of a carrier, built or constructed based on our own initiative or acquired. In our site development business, we offer wireless service providers assistance in developing and maintaining their own networks.


     We are continuing to shift our revenue stream from project driven revenues more to recurring revenues through the leasing of antenna space at or on communications towers. We intend to emphasize our site leasing business through the leasing and management of tower sites and we believe we have well positioned ourselves to perform many of the other types of services that wireless service providers need in connection with the operation and maintenance of a wireless telecommunications network. Those services include installation, maintenance and upgrading of radio transmission equipment, antennas, cabling and other connection equipment, electricity, backhaul, equipment shelters, data collection and network monitoring.


Site Leasing Services

     Site leasing revenues are received primarily from wireless communications companies. Revenues from these clients are derived from numerous different site leasing contracts. Each site leasing contract relates to the lease of space at an individual tower site and is generally for an initial term of 5 years with five 5-year renewable options. Almost all of our leases contain specified rent escalators, which average 4% per year, including the option periods. Leases are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the term of the related lease agreements. Rental amounts received in advance are recorded in other liabilities (current and long-term).


Cost of site leasing revenue consists of:

     .    payments for rental on ground and other underlying property;

     .    repairs and maintenance;

     .    utilities;

     .    insurance; and

     .    property taxes.

     For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as additional customers are added.


     Our same tower revenue growth and same tower cash flow growth at March 31, 2002, on the 2,839 towers we owned as of March 31, 2001 was 20% and 24%, respectively, based on tenant leases signed and revenues annualized as of March 31, 2002 and 2001.

Site Development Services

     Site development services revenues are also received primarily from wireless communications companies. Our site development customers engage us on a project-by-project basis, and a customer can generally terminate an assignment at any time without penalty. Site development projects in which we perform consulting services include contracts on a time and materials basis or a fixed price, or milestone, basis. Time and materials based contracts are billed at contractual rates as the services are rendered. For those site development contracts in which we perform work on a fixed price basis, we bill the client, and recognize revenue, based on the completion of agreed upon phases or milestones of the project on a per site basis. Upon the completion of each phase on a per site basis, we recognize the revenue related to that phase. The majority of our site development services are billed on a fixed basis. Our site development projects generally take from 3 to 12 months to complete. Our revenue from construction projects is recognized on the percentage-of-completion method of accounting, determined by the percentage of cost incurred to date compared to management's estimated total anticipated cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contracts nears completion. Revenue from our site development business may fluctuate from period to period depending on construction activities, which are a function of the timing and amount of our clients' capital expenditures, the number and significance of active customer engagements during a period, weather and other factors.

     Cost of site development project revenue and construction revenue include all material costs, salaries and labor costs, including payroll taxes, subcontract labor, vehicle expense and other costs directly related to the projects. All costs related to site development projects and construction projects are recognized as incurred.

     We have historically focused our capital expenditures on building new towers and acquiring existing towers and related businesses. Our average construction cost of a new tower is currently approximately $275,000 while we believe the industry's average acquisition cost of a tower over the last two years has been approximately $350,000. As a result of these favorable economics, we had elected to build the majority (59%) of our towers.

     While we have focused primarily on building new towers for growth, we have also acquired 1,582 towers from inception through March 31, 2002. Our acquisition strategy has focused on smaller acquisition opportunities from non-carriers and small carrier transactions. We acquired towers where we believed we could increase cash flow to substantially reduce the tower cash flow multiple paid at acquisition through additional tenant lease up. During the quarter ended March 31, 2002, we acquired 57 towers. The 57 tower acquisitions were completed at an aggregate purchase price of $16.8 million (exclusive of acquisition costs), an average price of approximately $295,000 per tower. As of March 31, 2002, we do not have any backlog of pending tower acquisitions.

                                        Three months ended        Year ended
                                          March 31, 2002       December 31, 2001
                                        ------------------     -----------------

           Towers constructed                   59                    667
           Towers acquired                      57                    677

     In February 2002, under a plan approved by our Board of Directors, we announced that we were reducing our capital expenditures for new tower development activities in 2002, suspending any material new investment for additional towers, reducing our workforce and closing or consolidating offices. Under current capital market conditions, we do not anticipate building or buying a material number of new towers beyond those we are currently contractually obligated to build or buy, thereby resulting in the abandonment of a majority of our existing new tower build and acquisition construction in process in the first quarter of 2002. In connection with this restructuring, a portion of our workforce has been reduced and certain offices have been closed, substantially all of which were primarily dedicated to new tower development activities. In addition, tower assets held and used in operations were determined to be impaired and written down to their fair value. As a result of the implementation of our plans, we recorded a restructuring charge of $54.1 million in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets and Emerging Issues Task Force 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring. Additional restructuring costs of approximately $5.0 to $8.0 million are expected during the second quarter of 2002 to complete the restructuring plan, including further disposal of new tower build and acquisition construction in process, additional employee separation, and exit costs.

     Of the $54.1 million charge recorded in the three months ended March 31, 2002, approximately $34.1 million relates to the abandonment of new tower build and acquisition construction in process and related construction materials on approximately 695 sites and $16.4 million relates to the impairment of approximately 144 tower sites held and used in operations. The abandonment of new tower build and acquisition construction in process resulted in the write-off of all costs incurred to date. The impairment of operating tower assets results primarily from our evaluation of the fair value of its operating tower portfolio through a discounted cash flow analysis. Towers determined to be impaired were primarily towers with no current tenants and little or no prospects for future lease-up. The remaining $3.6 million relates primarily to the costs of employee separation for approximately 285 employees and exit costs associated with the closing and consolidation of approximately 20 offices.

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

RESULTS OF OPERATIONS

     As we continue to shift our revenue mix more towards site leasing, operating results in prior periods may not be meaningful predictors of future results. You should be aware of the dramatic changes in the nature and scope of our business when reviewing the ensuing discussion of comparative historical results. We expect that the acquisitions consummated to date, as well as our new tower builds, will have a material impact on future revenues, expenses and net loss. Revenues, cost of revenues, depreciation and amortization, and interest expense each increased significantly in the quarter ended March 31, 2002 as compared to the respective period in the prior year, and some or all of those items may continue to increase significantly in future periods.

First Quarter 2002 Compared to the First Quarter 2001

     Total revenues increased 20.7% to $63.9 million for the first quarter of 2002 from $53.0 million for the first quarter of 2001. Site development revenues decreased 3.9% to $31.4 million in the first quarter of 2002 from $32.7 million in the first quarter of 2001 due to decreases in site development construction revenues. Site development consulting revenues increased 11.6% to $7.0 million for the first quarter 2002 from $6.3 million for the first quarter of 2001, due to the increased demand for site acquisition and zoning services from wireless communications carriers. Site development construction revenues decreased 7.6% to $24.4 million for the first quarter of 2002 from $26.4 million for the first quarter of 2001, due to the decreased demand for construction services from wireless communications carriers and the number of projects on which services were rendered. Site leasing revenues increased 60.4% to $32.5 million for the first quarter of 2002, from $20.3 million for the first quarter of 2001, due to the increased number of tenants added to our towers, higher average rents received and the increase in the number of towers added to our portfolio.

     Total cost of revenues increased 11.7% to $35.9 million for the first quarter of 2002 from $32.1 million for the first quarter of 2001. Site development cost of revenues decreased 1.4% to $24.7 million for the first quarter of 2002 from $25.0 million in the first quarter of 2001 due to the decreased volume in site development construction revenues. Site development consulting cost of revenues increased 26.2% to $5.4 million for the first quarter of 2002 from $4.3 million for the first quarter of 2001 due primarily to higher revenues and increased personnel costs. Site development construction cost of revenues decreased 7.1% to $19.3 million for the first quarter of 2002 from $20.7 million in the first quarter of 2001 due primarily to lower revenues. Site leasing cost of revenues increased 57.7% to $11.2 million for the first quarter of 2002 from $7.1 million for the first quarter of 2001, due primarily to the increased number of towers owned resulting in an increased amount of lease payments to site owners and related site costs.

     Gross profit increased 34.7% to $28.0 million for the first quarter of 2002 from $20.8 million for the first quarter of 2001, due to increased site leasing revenues. Gross profit from site development decreased 12.2% to $6.7 million in the first quarter of 2002 from $7.7 million in the first quarter of 2001 due to lower site development revenues and a lower site development consulting margin. Gross profit margin on site development consulting decreased to 23.0% for the first quarter of 2002 from 31.9% for the first quarter of 2001, reflecting different stages of project completions and more competitive pricing for our services. Gross profit margin on site development construction in the first quarter of 2002 was materially the same as in the first quarter of 2001. Gross profit for the site leasing business increased 61.9% to $21.3 million in the first quarter of 2002 from $13.2 million in the first quarter of 2001, and site leasing gross profit margin improved to 65.5% in the first quarter of 2002 from 64.9% in the first quarter of 2001. The increased gross profit was due to the substantially greater number of towers owned, the increase in the number of tenants and the greater average revenue per tower in the 2002 period. The increase in gross margin was due to the increase in average revenue per tower, which was greater than the increase in average expenses. As a percentage of total revenues, gross profit increased to 43.8% of total revenues for the first quarter of 2002 from 39.3% for the first quarter of 2001 due primarily to increased levels of higher margin site leasing gross profit.

     Selling, general and administrative expenses decreased 11.9% to $9.4 million for the first quarter of 2002 from $10.6 million for the first quarter of 2001. Selling, general and administrative expenses, net of non-cash compensation expense, as a percentage of total revenue has also decreased from 18.5% to 13.6% for the first quarter of 2002 as compared to the first quarter of 2001. The decrease in selling, general and administrative expenses primarily resulted from a decrease in developmental expenses as well as the reduction of offices, elimination of personnel and elimination of other infrastructure that had previously been necessary to support our prior level of new asset growth but is no longer required as a result of the restructuring previously discussed. Depreciation and amortization increased to $26.1 million for the first quarter of 2002 as compared to $15.0 million for the first quarter of 2001. This increase is directly related to the increased amount of fixed assets (primarily towers) we owned in 2002 as compared to 2001.

     In the first quarter of 2002, we recorded a $54.1 million restructuring charge relating to a reduction in the scale of our new tower construction activities and the impairment of tower assets held and used in operations. Of the $54.1 million charge, approximately $34.1 million relates to the abandonment of new tower build and acquisition construction in process and related construction materials on approximately 695 sites and $16.4 million relates to the impairment of approximately 144 tower sites held and used in operations. The abandonment of new tower build and acquisition construction in process resulted in the full write off of all costs incurred to date. The impairment of operational tower assets resulted primarily from the Company's evaluation of the fair value of its operating tower portfolio through a discounted cash flow analysis. Towers determined to be impaired were primarily towers with no current tenants with little or no prospects for future lease-up. The remaining $3.6 million relates primarily to the costs of employee separation for approximately 285 employees and exit costs associated with the closing and consolidation of approximately 20 offices.

     Operating loss was $(61.5) million for the first quarter 2002, as compared to an operating loss of $(4.8) million for the first quarter of 2001. Total other expenses increased to $(21.1) million for the first quarter of 2002, as compared to $(12.7) million for the first quarter of 2000, primarily as a result of increased interest expense offset by a reduction in interest income. The increase in interest expense is primarily due to a full quarter of interest expense on our $500.0 million 10 1/4 % senior notes in 2002 compared to a partial quarter of interest expense on our $500.0 million 10 1/4% senior notes in 2001. Additionally, this increase is attributable to higher amounts outstanding under the senior credit facility. Net loss was $(83.2) million for the first quarter of 2002 as compared to net loss of $(23.0) million for the first quarter of 2001. This increase in net loss is primarily a result of the $54.1 million restructuring charge previously described.

     Earnings (loss) before interest, taxes, depreciation, amortization, non-cash charges and unusual or non-recurring expenses ("EBITDA") increased 76.2% to $19.3 million for the first quarter of 2002 from $11.0 million in the first quarter of 2001. The following table provides a reconciliation of EBITDA to net loss:

                                                    Three months ended March 31,
                                                    ----------------------------
                                                     2002                2001
                                                     ----                ----
                                                           (in thousands)

     EBITDA/(1)/                                   $ 19,302           $ 10,957
     Interest expense, net of amounts capitalized   (13,216)            (8,683)
     Amortization of original issue discount
       and debt issuance costs                       (8,002)            (6,968)
     Interest income                                      9              3,000
     Provision for income taxes                        (579)              (354)
     Depreciation and amortization                  (26,053)           (15,007)
     Other income (expense)                              79                (84)
     Non-cash compensation expense                     (652)              (788)
     Restructuring charge                           (54,117)                 -
     Extraordinary item                                   -             (5,069)
                                                   --------           --------

     Net loss                                      $(83,229)          $(22,996)
                                                   ========           ========

/(1)/EBITDA is not intended to represent cash flows for the periods presented, nor has it been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States.

LIQUIDITY AND CAPITAL RESOURCES

     SBA Communications Corporation is a holding company with no business operations of its own. Our only significant asset is the outstanding capital stock of our subsidiaries. We conduct all our business operations through our subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries. Even if we decided to pay a dividend on or make a distribution of the capital stock of our subsidiaries, we cannot assure you that our subsidiaries will generate sufficient cash flow to pay a dividend. Our ability to pay cash or stock dividends is restricted under the terms of our senior credit facility and the indentures related to our 10 1/4% senior notes and 12% senior discount notes.

     Net cash used in operations during the three months ended March 31, 2002 was $(33.4) million as compared to $(16.7) million in the three months ended March 31, 2001. This increase is primarily attributable to the interest payment required to be paid February 1, 2002 on the 10 1/4% senior notes. Net cash used in investing activities for the three months ended March 31, 2002 was $(46.1) million compared to $(158.3) million for the three months ended March 31, 2001. This decrease is primarily attributable to a lower level of tower acquisition and new build activity in 2002 versus 2001. Net cash provided by financing activities for the three months ended March 31, 2002 was $97.9 million compared to $410.4 million for the three months ended March 31, 2001. The decrease in net cash provided by financing activities is primarily due to the issuance of our $500.0 million 10 1/4% senior notes completed in February 2001.

     Our balance sheet reflected positive working capital of $30.0 million as of March 31, 2002 compared to a working capital deficit of $(21.4) million as of December 31, 2001. This change is primarily attributable to the timing of borrowings under our credit facility, receipts for accounts receivable, payment of accounts payable, accrued expenses and interest payable related to our business operations.

     At March 31, 2002 we had $500.0 million outstanding on our 10 1/4% senior notes. The 10 1/4% senior notes mature February 1, 2009. Interest on these notes is payable on February 1 and August 1 of each year, beginning August 1, 2001. Additionally, at March 31, 2002, we had $241.8 million outstanding on our 12% senior discount notes, net of unamortized original issue discount of $27.2 million. The 12% senior discount notes mature on March 1, 2008. The 12% senior discount notes accrete in value until March 1, 2003. Thereafter interest will accrue and will be payable on March 1 and September 1 of each year, commencing on September 1, 2003. Each of the 10 1/4% senior notes and the 12% senior discount notes are unsecured and are pari passu in right of payment with our other existing and future senior indebtedness. The 10 1/4% senior notes and the 12% senior discount notes place certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sale of assets, transactions with affiliates, sale and leaseback transactions, certain investments and our ability to merge or consolidate with other entities.

     In June 2001, SBA Telecommunications, Inc., our principal subsidiary, entered into a $300.0 million senior secured credit facility. The facility provides for a $100.0 million term loan and a $200.0 million revolving loan, the availability of which is based on compliance with certain covenants. As of March 31, 2002, SBA Telecommunications had drawn the full $100.0 million of the term loan as well as $108.0 million of the revolver. The term loan and the revolving loan mature June 15, 2007 and repayment of the term loan begins in September 2003. Borrowings under the senior credit facility accrue interest at the Euro dollar rate plus a margin or a base rate plus a margin, as defined in the agreement. At March 31, 2002, we had the $100.0 million term loan outstanding under the senior credit facility at variable rates of 3.91% to 4.01% and $108.0 million outstanding under the revolving credit facility at variable rates of 3.99% to 5.75%. The senior credit facility requires us to maintain specified financial ratios, including ratios regarding our consolidated debt coverage, debt service, interest expense and fixed charges for each quarter and satisfy certain financial condition tests including maintaining minimum consolidated EBITDA. The senior credit facility also places certain restrictions on, among other things, the incurrence of debt and liens, the sale of assets, capital expenditures, transactions with affiliates, sale and lease-back transactions and the number of towers that can be built without anchor tenants. Availability under the senior credit facility is determined by various financial covenants, financial ratios and other conditions. As of March 31, 2002 we were in full compliance with the covenants contained in the senior credit facility and the remaining $92.0 million under the revolver of the senior credit facility was available to us. The senior credit facility is secured by substantially all of the assets of SBA Telecommunications and its subsidiaries. Subsequent to March 31, 2002, we substituted letters of credit totalling $17.2 million obtained under our secured credit facility as collateral to secure surety bond indemnification obligations of the company or its affiliates in the ordinary course of business.

     Our cash capital expenditures for the quarter ended March 31, 2002 were $46.1 million, and for the quarter ended March 31, 2001, were $158.3 million. This decrease is a result of lesser investment in new tower assets. We currently plan to make total cash capital expenditures during the year ending December 31, 2002 of $85.0 to $135.0 million. All of these planned capital expenditures are expected to be funded by cash on hand, cash flow from operations and borrowings under our senior credit facility. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio and complete pending build to suit obligations.

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

     We have on file with the Securities and Exchange Commission ("SEC") shelf registration statements on Form S-4 registering up to a total of 8.0 million shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services at various locations in the United States. During the quarter ended March 31, 2002, we issued 1.3 million shares of Class A common stock under these registration statements in connection with one acquisition and certain earn-outs. As of March 31,2002, we had 4.4 million shares of Class A common stock remaining available under these shelf registration statements.

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

CRITICAL ACCOUNTING POLICIES

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. In other cases, management does exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements in Item 8 of Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission. Note that our preparation of this quarterly report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

     We perform periodic credit evaluations of our customers. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our accounts receivable balance was $49.1 million, net of allowance for doubtful accounts of $4.3 million as of March 31, 2002.

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

     Asset classes and related estimated useful lives are as follows:

                Towers and related components              2 - 15 years
                Furniture, equipment and vehicles          2 -  7 years
                Buildings and improvements                 5 - 26 years

     Capitalized costs incurred subsequent to when an asset is originally placed in service are depreciated over the remaining estimated useful life of the respective asset. Changes in an asset's estimated useful life are accounted for prospectively, with the book value of the asset at the time of the change being depreciated over the revised remaining useful life term. The charge of $54.1 million recorded in the first quarter of 2002 included a $16.4 asset impairment charge. The asset impairment charge was determined through a fair value evaluation of our tower asset portfolio as of March 31, 2002 using a discounted cash flow analysis. The tower assets determined to be impaired where primarily those with no current tenants and little or no lease-up potential.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS 144 on January 1, 2002 (see
Note 8).

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

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This standard eliminates the amortization of goodwill and certain intangible assets against earnings. Instead, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Goodwill and indefinite-lived intangible assets will be written-down against earnings only in the periods in which the recorded value of the asset is more than its fair value. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001. SFAS 142 requires us to complete the transitional goodwill impairment test six months from the date of adoption, which we intend to do before June 30, 2002. Other intangibles will continue to be amortized over their estimated useful lives, generally 2 to 5 years. We are assessing the impact based on a two-step approach to assess goodwill based on applicable reporting units and will reassess any intangible assets, including goodwill, recorded in connection with its previous acquisitions. We recorded approximately $0.4 million of amortization on covenants not to compete during the first quarter of 2002. We are currently assessing, but have not yet determined the impact adoption of SFAS 142 will have on the Company's consolidated financial statements, however, we believe it may be material. As of March 31, 2002, we had unamortized goodwill and covenants not to compete of $92.4 million.

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

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $95.2 million as of March 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses carried forward before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could impact our financial position and results of operations. The net deferred tax liability as of March 31, 2002 was $18.5 million.

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

     The following table presents the future principal payment obligations and weighted average interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of March 31, 2002:

                                                                     (in thousands)
                                            2002        2003       2004          2005       2006      Thereafter    Fair Value
                                            ----        ----       ----          ----       ----      ----------    ----------
  Liabilities
  -----------
  Long-term debt:
  Fixed rate (12.0%)                          --           --          --           --          --   $  269,000     $  166,780
  Fixed rate (10 1/4%)                        --                                                     $  500,000     $  350,000
  Term loan, $100.0 million
  variable  rates (3.91% to 4.01% at
  March 31, 2002).                            --       $5,000     $15,000      $25,000     $25,000   $   30,000     $  100,000
  Revolving  loan,   variable  rate,
  (3.99% to 5.75% at March 31, 2002)          --           --          --           --          --   $  108,000     $  108,000
  Notes payable, variable rates
  (2.9% to 11.4% at March 31, 2002).        $188       $  164          --           --          --           --     $      352

  Interest Rate Derivatives
  -------------------------
  Interest rate swap:
  Fixed to variable                           --           --          --           --          --   $  100,000     $   (2,739)
    Average pay rate                                                                                       6.47%
    Average receive rate                                                                                  10.25%


     In January 2002, we entered into an interest rate swap agreement to manage our exposure to interest rate movements and to take advantage of a favorable interest rate environment by effectively converting a portion of our debt from fixed to variable rates. The notional principal amount of the interest rate swap is $100.0 million. The maturity date of the interest rate swap matches the principal maturity date of the 10 1/4% senior notes, the underlying debt (February 2009). This swap involves the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amount. The variable rates are based on six-month EURO rate plus 4.47% and are reset on a semi-annual basis.

     Our primary market risk exposure relates to (1) the interest rate risk on long-term and short-term borrowings, and on our interest rate swap agreement,
(2) our ability to refinance our 10 1/4% senior notes and our 12% senior discount notes, at maturity at market rates, and (3) the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants. We manage the interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

Senior Note Disclosure Requirements

     The indentures governing our 10 1/4% senior notes and our 12% senior discount notes require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries and the disclosure to be made of Tower Cash Flow, as defined in the indentures, for the most recent fiscal quarter and Adjusted Consolidated Cash Flow, as defined in the indentures, for the most recently completed four-quarter period. As of March 31, 2002 we had no unrestricted subsidiaries. Tower Cash Flow, as defined in the indentures, for the quarter ended March 31, 2002 was $16.9 million. Adjusted Consolidated Cash Flow for the twelve months ended March 31, 2002 was $78.3 million.

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

    . our estimate that our operations will be positive free cash flow by early 2003;

    . the impact of the restructuring plan on our future financial performance, long-term growth rates, liquidity and free cash flow position;

    . the amount of additional restructuring costs that will be recorded in the second quarter of 2002;

    . our strategy to transition the primary focus of our business from site development services toward the o site leasing business, and the consequent shift in our revenue stream from project driven revenues to recurring revenues;

    . anticipated trends in the site development industry and its effect on our revenue and profits;

    . our belief that our towers have significant capacity to accommodate additional tenants;

    . our beliefs regarding the future development of the site leasing industry, including the impact of the capital markets on carrier demand, and its effect on our site leasing revenues;

    . our beliefs regarding the financial impact of the adoption of certain accounting pronouncements, including SFAS 142;

    . our estimate of non-cash compensation expense in each year from 2002 through 2006.

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

    . the inability of our clients to access sufficient capital or their unwillingness to expend capital to fund network expansion or enhancements;

    . our ability to continue to comply with covenants and the terms of our senior credit facility and to access sufficient capital to fund our operations;

    . our ability to secure as many site leasing tenants as planned;

    . our ability to expand our site leasing business and maintain or expand our site development business;

    . our ability to complete construction of new towers on a timely and cost-efficient basis, including our o ability to successfully address zoning issues, carrier design changes, changing local market conditions and the impact of adverse weather conditions;

    . our ability to retain current lessees on newly acquired towers;

    .   our ability to realize economies of scale for newly acquired towers; and

    . the continued use of towers and dependence on outsourced site development services by the wireless communications industry; and

    . the assessed fair value of goodwill and indefinite-lived intangible assets.

We assume no responsibility for updating forward-looking statements in this quarterly report.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

       (a)  EXHIBITS
       ---

       5.1  Opinion of Akerman, Senterfitt & Eidson, P.A.
       --------------------------------------------------

       (b)  Reports on Form 8-K
       ---

            The Company filed a report on Form 8-K on January 14, 2002. In the report, the Company reported under Item 5, the declaration of a dividend of one preferred share purchase right for each outstanding share of Class A or Class B common stock outstanding.

            The Company filed a report on Form 8-K on February 19, 2002. In the report, the Company reported under Item 5, the reduction of capital expenditures for new tower development activities in 2002 and the suspension of any material new investment for additional towers.

            The Company filed a report on Form 8-K on March 7, 2002. In the report, the Company reported under Item 5 certain financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2002                       /s/ John Marino
                                   ---------------
                                   John Marino
                                   Chief Financial Officer
                                   (Duly Authorized Officer)

May 15, 2002                       /s/ John F. Fiedor
                                   ------------------
                                   John F. Fiedor
                                   Chief Accounting Officer
                                   (Principal Accounting Officer)