Form 10-Q
period 2002-06-30
SBA COMMUNICATIONS CORP
filed 2002-08-14
CIK 1034054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from     to

Commission file number         000-30110

SBA COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Florida	65-0716501

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5900 Broken Sound Parkway NW, Boca Raton, Florida	33487

(Address of principal executive offices)	(Zip code)

(561) 995-7670

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       ☒       No      ☐

Number of shares of common stock outstanding at August 9, 2002
Class A Common Stock -	45,003,865 shares
Class B Common Stock -	5,455,595 shares

SBA COMMUNICATIONS CORPORATION

ITEM 1:  UNAUDITED FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par values)

	June 30, 2002

		December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$31,314	$13,904
Restricted cash	500	—
Accounts receivable, net of allowance of $4,090 and $4,641 in 2002 and 2001, respectively	47,626	56,796
Prepaid and other current assets	11,191	10,254
Costs and estimated earnings in excess of billings on uncompleted contracts	10,927	11,333

Total current assets	101,558	92,287
Property and equipment, net	1,168,891	1,198,559
Goodwill, net	—	80,592
Other intangible assets, net	4,925	5,588
Deferred financing fees, net	25,682	27,807
Other assets	21,630	24,178

Total assets	$1,322,686	$1,429,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,228	$56,293
Accrued expenses	16,218	13,046
Current portion – long-term debt	124	365
Interest payable	22,521	21,815
Billings in excess of costs and estimated earnings on uncompleted contracts	4,355	6,302
Other current liabilities	24,906	15,880

Total current liabilities	96,352	113,701

Long-term liabilities:
Long-term debt	959,742	845,088
Deferred tax liabilities, net	18,475	18,429
Other long-term liabilities	1,660	1,149

Total long-term liabilities	979,877	864,666

Commitments and contingencies (see Note 11)
Shareholders’ equity:
Common stock-Class A par value $.01 (200,000 and 100,000 shares authorized, 44,974 and 43,233 shares issued and outstanding in 2002 and 2001, respectively)	450	432
Common stock-Class B par value $.01 (8,100 shares authorized, 5,456 shares issued and outstanding in 2002 and 2001)	55	55
Additional paid-in capital	671,931	664,977
Accumulated deficit	(425,979)	(214,820)

Total shareholders’ equity	246,457	450,644

Total liabilities and shareholders’ equity	$1,322,686	$1,429,011

The accompanying Condensed Notes to Consolidated Financial Statements on pages 8 through 15 herein are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,

	2002	2001	2002	2001

Revenues:
Site development	$35,373	$32,840	$66,776	$65,513
Site leasing	34,235	24,915	66,775	45,198

Total revenues	69,608	57,755	133,551	110,711

Cost of revenues (exclusive of depreciation and amortization shown below):
Cost of site development	28,562	25,214	53,241	50,232
Cost of site leasing	11,711	9,110	22,951	16,238

Total cost of revenues	40,273	34,324	76,192	66,470

Gross profit	29,335	23,431	57,359	44,241
Operating expenses:
Selling, general and administrative	8,998	10,759	18,373	21,400
Restructuring and other charge	21,085	—	75,203	—
Depreciation and amortization	24,192	18,368	50,247	33,375

Total operating expenses	54,275	29,127	143,823	54,775

Operating loss	(24,940)	(5,696)	(86,464)	(10,534)
Other income (expense):
Interest income	83	2,207	96	5,207
Interest expense, net of amounts capitalized	(13,576)	(11,954)	(26,793)	(20,637)
Non-cash amortization of original issue discount and debt issuance costs	(8,285)	(7,288)	(16,287)	(14,256)
Other	(118)	(112)	(40)	(196)

Total other expense	(21,896)	(17,147)	(43,024)	(29,882)

Loss before provision for income taxes, extraordinary item and cumulative effect of change in accounting principle	(46,836)	(22,843)	(129,488)	(40,416)

Provision for income taxes	(500)	(478)	(1,079)	(832)

Loss before extraordinary item and cumulative effect of change in accounting principle	(47,336)	(23,321)	(130,567)	(41,248)
Extraordinary item - write-off of deferred financing fees	—	—	—	(5,069)
Cumulative effect of change in accounting principle	—	—	(80,592)	—

Net loss	$(47,336)	$(23,321)	$(211,159)	$(46,317)

(Continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Continued)

	For the three months ended June 30,		For the six months ended June 30,

	2002	2001	2002	2001

Basic and diluted loss per common share before extraordinary item and cumulative effect of change in accounting principle	$(0.94)	$(0.50)	$(2.63)	$(0.88)
Extraordinary item	—	—	—	$(0.11)
Cumulative effect of change in accounting principle	—	—	$(1.62)	—

Basic and diluted loss per common share	$(0.94)	$(0.50)	$(4.25)	$(0.99)

Basic and diluted weighted average number of shares of common stock	50,392	47,105	49,705	46,954

The accompanying Condensed Notes to Consolidated Financial Statements on pages 8 through 15 herein are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2002
(unaudited)
(in thousands)

	Common Stock

	Class A		Class B		Additional Paid-In Capital
						Accumulated Deficit
	Number	Amount	Number	Amount			Total

BALANCE, December 31, 2001	43,233	$432	5,456	$55	$664,977	$(214,820)	$450,644
Common stock issued in connection with acquisitions and earn-outs	1,316	13	—	—	5,635	—	5,648
Common stock issued in connection with employee stock purchase/option plans	425	5	—	—	207	—	212
Non-cash compensation	—	—	—	—	1,112	—	1,112
Net loss	—	—	—	—	—	(211,159)	(211,159)

BALANCE, June 30, 2002	44,974	$450	5,456	$55	$671,931	$(425,979)	$246,457

The accompanying Condensed Notes to Consolidated Financial Statements on pages 8 through 15 herein are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the six months ended June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(211,159)	$(46,317)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	50,247	33,375
Restructuring and other charge	72,349	—
Non-cash compensation expense	1,112	1,679
Provision for doubtful accounts	1,220	744
Amortization of original issue discount and debt issuance costs	16,287	14,256
Write-off of deferred financing fees	—	5,069
Cumulative effect of change in accounting principle	80,592	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	7,950	(10,311)
Prepaid and other current assets	(3,383)	(2,107)
Costs and estimated earnings in excess of billings on uncompleted contracts	406	7,985
Other assets	4,735	5,971
Accounts payable	(28,839)	(23,836)
Accrued expenses	(243)	(2,005)
Accrued interest	706	20,872
Other liabilities	581	2,946
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,947)	(1,061)

Total adjustments	201,773	53,577

Net cash (used in) provided by operating activities	(9,386)	7,260

CASH FLOWS FROM INVESTING ACTIVITIES:
Tower acquisitions and other capital expenditures	(70,981)	(327,318)

Net cash used in investing activities	(70,981)	(327,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase/option plans	212	2,474
Proceeds from senior notes payable, net of financing fees	—	484,266
Borrowings under senior credit facility	98,000	30,000
Proceeds from senior secured credit facility, net of financing fees	—	44,320
Repayment of senior credit facility and notes payable	(370)	(105,107)
Deferred financing fees	(65)	—

Net cash provided by financing activities	97,777	455,953

Net increase in cash and cash equivalents	17,410	135,895
CASH AND CASH EQUIVALENTS:
Beginning of period	13,904	14,980

End of period	$31,314	$150,875

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$27,459	$1,303

Taxes	$2,100	$1,784

NON-CASH ACTIVITIES:
Assets acquired in acquisitions	$14,648	$45,524

Liabilities assumed in connection with acquisitions	$(9,000)	$(4,549)

Common stock issued in connection with acquisitions	$(5,648)	$(18,489)

The accompanying Condensed Notes to Consolidated Financial Statements on pages 8 through 15 herein are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the 2001 Form 10-K for SBA Communications Corporation.  These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation.  The  results of operations for an interim period may not give a true indication of the results for the year.

During the six months ended June 30, 2002 and 2001, the Company did not have any changes in its equity resulting from non-owner sources and, accordingly, comprehensive income (loss) was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

The Company has potential common stock equivalents related to its outstanding stock options.  These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive.  Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for all periods presented.  There were 2.4 million and 3.5 million options outstanding at June 30, 2002 and 2001, respectively.

2.    CURRENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.  SFAS 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion (“APB”) No. 16, Business Combinations and SFAS No. 38 Accounting for Preacquisition Contingencies of Purchased Enterprises.  All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method.  SFAS 141 became effective June 30, 2001.  The adoption of SFAS 141 did not have an impact on the Company’s Consolidated Financial Statements.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets.  This standard eliminates the amortization of goodwill and certain intangible assets against earnings.  Instead, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.  Goodwill and indefinite-lived intangible assets will be written-down against earnings only in the periods in which the recorded value of the asset is more than its fair value.  SFAS 142 required the Company to complete a transitional goodwill impairment test within six months from the date of adoption.  The Company adopted the provisions of SFAS 142 effective January 1, 2002 and completed the required  transitional tests prior to June 30, 2002.  In addition, the Company performed an impairment assessment of goodwill as of June 30, 2002.  Other intangibles will continue to be amortized over their estimated useful lives, generally 2 to 10 years.  See Note 3 for further discussion regarding the implementation of SFAS 142.

In June 2001, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position (“SOP”) entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment.  The proposed SOP may limit the ability of companies to capitalize certain costs as part of property, plant and equipment (“PP&E”).  The proposed SOP would also require that each significant separately identifiable part of PP&E with a useful life different from the useful life of the PP&E to which it relates be accounted for separately and depreciated over the individual component’s expected useful life.  Management has not determined the effect this SOP, if issued as proposed, would have on the Consolidated Financial Statements, but it may be material given the magnitude and nature of the Company’s property, plant and equipment.

In October 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  This standard requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.  Management has not determined the effect adoption of SFAS 143 will have on the Consolidated Financial Statements, but believes it may be material given the Company’s obligations to restore leaseholds to their original condition upon termination of ground leases underlying a majority of the Company’s towers.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 62, Amendment of SFAS No. 13 and Technical Corrections.  For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4.  Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30.  The statement also amended SFAS 13 for certain sales-leaseback and sublease accounting.  The Company is required to adopt the provisions of SFAS 145 effective January 1, 2003.  Management has not determined the effect adoption of SFAS No. 145 will have on the Consolidated Financial Statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and nullifies EITF Issue No. 94—3.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94—3 had recognized the liability at the commitment date to an exit plan.  The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002.  Management has not determined the effect adoption of SFAS  146 will have on the Consolidated Financial Statements.

3.    GOODWILL AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

During the period ended June 30, 2002, the Company completed the transitional impairment test of goodwill required under SFAS 142, which was adopted effective January 1, 2002.  As a result of completing the required transitional test, the Company recorded a charge retroactive to the adoption date for the cumulative effect of the accounting change in the amount of $80.6 million, representing the excess of the carrying value of reporting units as compared to their estimated fair value.  Of the total $80.6 million cumulative effect adjustment, $61.6 million related to the site development construction reporting segment and $19.0 million related to the site leasing reporting segment.  The charge increased the first quarter’s previously reported net loss of $83.2 million, or ($1.70) per share to $163.8 million, or ($3.34) per share.

During the first and second quarters of 2002, the Company recorded additional goodwill totaling approximately $13.4 million resulting from the achievement of certain earn-out obligations under various construction acquisition agreements entered into prior to July 1, 2001.  In accordance with SFAS 142, in addition to the transitional test described above, goodwill is subject to an impairment assessment at least annually, or at any time that indicators of impairment are present.  The Company determined that as of June 30, 2002 indicators of impairment were present, thereby requiring an impairment analysis be completed.  The indicators of impairment during the quarter ended June 30, 2002 giving rise to this analysis included significant deterioration of overall Company value, continued negative trends with respect to carrier capital expenditure plans and related demand for wireless construction services, and perceived reduction in value of similar site development construction services businesses.  As a result of this analysis, using a discounted cash flow valuation method for estimating fair value, $13.4 million of goodwill within the site development construction reporting segment was determined to be impaired as of June 30, 2002.  The $13.4 million goodwill impairment charge is included within restructuring and other charge in the three months ended June 30, 2002 Consolidated Statement of Operations.

The Company is subject to contingent earn-out obligations associated with an acquisition within its site development construction segment of up to $7.0 million if certain earnings targets are achieved.  If future obligations are incurred under such agreement, resulting goodwill will be assessed at that time under the provisions of SFAS 142.  The commitment, if earned, is payable June 30, 2003 and may be settled in cash or Class A common stock.

The following unaudited pro forma summary presents the Company’s net loss and per share information as if the Company had been accounting for its goodwill under SFAS 142 for all periods presented:

	Three months ended		Six months ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

	(in thousands)
Reported net loss	$(47,336)	$(23,321)	$(211,159)	$(46,317)
Cumulative effect of change in accounting principle	—	—	80,592	—

Loss excluding cumulative effect of change in accounting principle	(47,336)	(23,321)	(130,567)	(46,317)
Add back goodwill amortization	—	1,298	—	2,583

Adjusted net loss	$(47,336)	$(22,023)	$(130,567)	$(43,734)

Reported basic and diluted loss per share	$(.94)	$(0.50)	$(4.25)	$(0.99)
Cumulative effect of change in accounting principle	—	—	1.62	—

Loss per share excluding cumulative effect of change in accounting principle	(.94)	(0.50)	(2.63)	(0.99)
Add back goodwill amortization	—	.03	—	.06

Adjusted net loss per share	$(.94)	$(0.47)	$(2.63)	$(0.93)

The Company’s other intangible assets at June 30, 2002, consist of finite-lived covenants not to compete under various acquisition agreements.  The carrying amount at June 30, 2002 and December 31, 2001 was $4.9 million and $5.6 million, respectively.  The accumulated amortization balance at June 30, 2002 and December 31, 2001 was $2.7 million and $1.9 million, respectively.

Amortization expense was $.4 million and $1.5 million for the three months ended June 30, 2002 and June 30, 2001, respectively and $.8 million and $3.0 million for the six months ended June 30, 2002 and June 30, 2001, respectively.  Estimated amortization expense for the remaining six months of 2002 and each of the succeeding calendar years is as follows:

Period ending December 31	(in thousands)

2002	$542
2003	1,225
2004	1,194
2005	1,037
2006	434
Thereafter	493

4.    COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of June 30, 2002	As of December 31, 2001

	(in thousands)

Costs incurred on uncompleted contracts	$90,994	$64,400
Estimated earnings	24,072	14,200
Billings to date	(108,494)	(73,569)

	$6,572	$5,031

	As of June 30, 2002	As of December 31, 2001

	(in thousands)

Costs and estimated earnings in excess of billings on uncompleted contracts	$10,927	$11,333
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,355)	(6,302)

	$6,572	$5,031

5.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of June 30, 2002	As of December 31, 2001

	(in thousands)

Towers and related components	$1,273,594	$1,224,891
Construction in process	9,927	48,998
Furniture, equipment and vehicles	39,965	38,148
Land	14,604	12,275
Buildings and improvements	2,690	2,406

	1,340,780	1,326,718
Less: Accumulated depreciation and amortization	(171,889)	(128,159)

Property and equipment, net	$1,168,891	$1,198,559

Construction in process primarily represents costs incurred related to towers that are under development and will be used in the Company’s operations (see Note 8).

6.     CURRENT AND LONG-TERM DEBT

	As of June 30, 2002	As of December 31, 2001

	(in thousands)

10¼% senior notes, unsecured, interest payable semi-annually, balloon principal payment of $500,000 due at maturity on February 1, 2009, including fair value of swap of $2,686 at June 30, 2002 (see Note 9).	$502,686	$500,000

12% senior discount notes, net of unamortized original issue discount of $20,019 at June 30, 2002 and $34,115 at December 31, 2001, unsecured, cash interest payable semi-annually in arrears beginning September 1, 2003, balloon principal payment of $269,000 due at maturity on March 1, 2008.	248,981	234,885

Senior secured credit facility loans, interest at varying rates
(3.89% to 4.00% at June 30, 2002) quarterly installments based on reduced availability beginning September 30, 2003, maturing June 15, 2007.	208,000	110,000

Notes payable, interest at varying rates (2.82% to 11.4% at June 30, 2002).	199	568

	959,866	845,453
Less: current maturities	(124)	(365)

Long-term debt	$959,742	$845,088

7.        SHAREHOLDERS’ EQUITY

From time to time restricted shares of Class A common stock or options to purchase Class A common stock have been granted under the Company’s equity participation plans at prices below market value at the time of grant.  Additionally, in 2002, the Company entered into bonus agreements with certain executives and employees to issue shares of the Company’s Class A common stock in lieu of cash payments.  The Company expects to record approximately $2.2 million of non-cash compensation expense in 2002 and $0.7 million in non-cash compensation expense in each year from 2003 through 2006.  The Company recorded approximately $1.1 million in non-cash compensation expense in the six months ended June 30, 2002.

During the six months ended June 30, 2002, the Company issued 1.3 million shares of its Class A common stock as a result of tower acquisitions and towers or businesses it acquired having met or exceeded certain earnings or new tower targets identified in the various acquisition agreements.

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

On May 16, 2002, the shareholders of the Company approved a proposal, permitting the Company to offer employees a one-time opportunity to exchange any or all of their outstanding options with an exercise price in excess of $8.00 per share, for new options, with an exercise price equal to the greater of:  (1) $8.00, or (2) the fair market value of the Company’s Class A common stock on the grant date.  Employees will receive two new options for every three existing options surrendered.  The Company launched a tender offer on May 20, 2002.  In connection with this tender offer the Company received and cancelled 1.9 million options.  The new options are to be granted at least six months and one day from the cancellation of the surrendered options, which occurred on June 18, 2002. As of June 30, 2002, the Company had an obligation to issue approximately 1.2 million new options, subject to the terms of the exchange offer.

8.        RESTRUCTURING AND OTHER CHARGE

In February 2002, under a plan approved by the Company’s Board of Directors, the Company announced that it was further reducing its capital expenditures for new tower development and acquisition activities in 2002, suspending any material new investment for additional towers, reducing its workforce and closing or consolidating offices.  Under current capital market conditions, the Company does not anticipate building or buying a material number of new towers beyond those it is currently contractually obligated to build or buy, thereby resulting in the abandonment of a majority of its existing new tower build and acquisition construction in process in the first and second quarters of 2002.  In connection with this restructuring, a portion of the Company’s workforce has been reduced and certain offices have been closed, substantially all of which were primarily dedicated to new tower development activities.  In addition, tower assets held and used in operations were determined to be impaired and written down to their fair value.  As a result of the implementation of its plans, the Company recorded a restructuring charge of $61.8 million in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets andEmerging Issues Task Force 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs  Incurred in a Restructuring.  The Company recorded $54.1 million and $7.7 million of restructuring  expense in the first and second quarters of 2002, respectively.  No additional material restructuring costs related to the February 2002 plan are expected.

Of the $61.8 million restructuring charge recorded in the six months ended June 30, 2002, approximately $39.1 million relates to the abandonment of new tower build and acquisition construction in process and related construction materials on approximately 758 sites and approximately $16.4 million relates to the impairment of approximately 144 tower sites held and used in operations.  The abandonment of new tower build and acquisition construction in process resulted in the write-off of all costs incurred to date.  The impairment of operating tower assets resulted primarily from the Company’s evaluation of the fair value of its operating tower portfolio through a discounted cash flow analysis.  Towers determined to be impaired were primarily towers with no current tenants and little or no prospects for future lease-up.  The remaining $6.3 million of restructuring expense relates primarily to the costs of employee separation for approximately 420 employees and exit costs associated with the closing and consolidation of approximately 32 offices.  Exit costs associated with the closing and consolidation of offices primarily represent the Company’s estimate of future lease obligations after considering sublease opportunities.

Approximately $3.0 million remains in accrued liabilities at June 30, 2002, representing primarily incurred, but unpaid costs included in new tower build construction in process, future lease obligations related to closed offices, future ground lease obligations on canceled sites, as well as accrued employee termination benefits.  A summary of the restructuring charge for the six months ended June 30, 2002 is as follows:

	Total for the six months ended June 30, 2002	Deductions		Accrued as of June 30, 2002

		Cash	Non-cash

	(in thousands)
Abandonment of new tower build and acquisition construction in process and related construction materials	$39,143	$—	$39,143	$—
Impairment of tower assets held and used in operations	16,381	—	16,381	—
Employee separation and exit costs	6,262	2,854	377	3,031

	$61,786	$2,854	$55,901	$3,031

In connection with the Company’s implementation of SFAS 142, goodwill of $13.4 million recorded during the first and second quarters of 2002 resulting from the achievement of certain earn-out obligations under various construction acquisitions agreements was subject to an impairment evaluation as of June 30, 2002.  As a result of this analysis, the entire $13.4 million of goodwill within the site development construction segment was determined to be impaired (see Note 3).  The $13.4 goodwill impairment charge is included within the restructuring and other charge in the Consolidated Statement of Operations.

9.        DERIVATIVE FINANCIAL INSTRUMENT

Effective January 2002, the Company entered into an interest rate swap agreement to manage its exposure to interest rate movements by effectively converting a portion of its $500 million senior notes from interest rate fixed to variable rates.  The Company accounts for the swap in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS 138, Accounting for Derivative Instruments and hedging activities, an amendment of FASB Statement No. 133.  SFAS 133 established accounting and reporting standards for derivative instruments, hedging activities, and exposure definition and requires the Company to record the fair value of the swap on the balance sheet.  Generally, derivatives that are not hedges must be adjusted to fair value through income (loss).  If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The Company’s swap is accounted for as a fair value hedge under SFAS 133.  The swap qualifies for the shortcut method of recognition and, therefore, no portion of the swap is treated as ineffective.  Accordingly, the entire change in fair value of the swap is offset against the change in fair value of the related senior notes.

The notional principal amount of the swap is $100.0 million and the maturity date and payment provisions match that of the underlying senior notes.  The swap matures in seven years and provides for the exchange of fixed rate payments for variable rate payments without the exchange of the underlying notional amount.  The variable rates are based on six-month EURO plus 4.47% and are reset on a semi-annual basis.  The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreement and recognized as an adjustment to interest expense.  The Company recorded a reduction of approximately $1.0 and $1.8 million to interest expense for the three and six months ended June 30, 2002 as a result of the differential between fixed and variable rates.

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

As of June 30, 2002, the Company recorded an asset of approximately $2.7 million, representing the fair value of the swap, which is reflected in other long-term assets on the consolidated balance sheet.

10.        INCOME TAXES

The components of the provision for income taxes are as follows:

	For the six months ended

	June 30, 2002	June 30, 2001

	(in thousands)
Federal income tax	$71,091	$15,465
State income tax	(1,079)	(825)
Foreign tax	—	(7)
Change in valuation allowance	(71,091)	(15,465)

	$(1,079)	$(832)

The Company has taxable losses in the six months ended June 30, 2002 and 2001, and as a result net operating loss carry-forwards have been generated.  These net operating loss carry-forwards are fully reserved as management believes it is not “more likely than not” that the Company will generate sufficient taxable income in future periods to recognize the assets.

11.        COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business.  While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

As part of the consideration for its acquisitions, the Company sometimes agrees to issue additional shares of Class A common stock or pay additional cash if the towers or businesses that are acquired meet or exceed certain earnings or new tower targets in the 1-3 years after they have been acquired.  As of June 30, 2002, the Company had an  obligation to pay up to an additional $15.6 million in consideration if the earnings targets identified in various acquisition agreements are met.  This obligation consisted of approximately $7.0 million associated with an acquisition within the Company’s site development construction segment and approximately $8.6 million associated with acquisitions within the Company’s site leasing segment.  At the Company’s option, a majority of the additional consideration may be paid in cash or Class A common stock.  The Company records such obligations when it becomes probable that the earnings targets will be met.  In addition, as of June 30, 2002 the Company had accrued approximately $9.0 million, within Other Current Liabilities on the Consolidated Balance Sheet, which is expected to be paid in the fourth quarter of 2002.  This results from certain earnings targets associated with acquisitions within the site development construction segment having been achieved.  This obligation, at the Company’s option, may be paid in cash or Class A common stock.

During the quarter ended June 30, 2002, the Company requested that letters of credit totaling $17.6 million be issued on its behalf under its senior secured credit facility.  These letters of credit will serve as collateral to secure certain indemnification obligations of the Company and certain of its affiliates in the ordinary course of business.

12.        SEGMENT DATA

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

	For the three months ended June 30,		For the six months ended June 30,

	2002	2001	2002	2001

			(in thousands)
Revenues:
Site development – consulting	$8,278	$7,586	$15,315	$13,890
Site development – construction	27,095	25,254	51,461	51,623
Site leasing	34,235	24,915	66,775	45,198

	$69,608	$57,755	$133,551	$110,711

Gross profit:
Site development – consulting	$2,247	$2,479	$3,864	$4,487
Site development – construction	4,564	5,147	9,671	10,794
Site leasing	22,524	15,805	43,824	28,960

	$29,335	$23,431	$57,359	$44,241

Capital expenditures:
Site development – consulting	$45	$572	$196	$918
Site development – construction	19	16,322	5,140	29,901
Site leasing	12,170	158,776	63,743	313,212
Amounts not identified by segment	326	902	1,387	1,776

	$12,560	$176,572	$70,466	$345,807

			As of June 30, 2002	As of December 31, 2001

			(in thousands)
Assets:
Site development – consulting			$19,012	$14,963
Site development – construction			59,316	142,267
Site leasing			1,191,554	1,242,993
Assets not identified by segment			52,804	28,788

			$1,322,686	$1,429,011

During the six months ended June 30, 2002, the Company had certain customer concentrations of revenues in two of its three reporting segments.  Site development consulting revenue for the six months ended June 30, 2002 consists of two customers with over 10% of total site development consulting revenues.  Those two customers combined represented approximately 62% of the aggregate site development consulting revenues for the six months ended June 30, 2002.  In addition, site development construction revenue for the six months ended June 30, 2002 consists of two customers with over 10% of total site development construction revenues.  Those two customers combined represented approximately 34% of the aggregate site development construction revenue for the six months ended June 30, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          We are a leading independent owner and operator of over 3,850 wireless communications towers in the United States,  Puerto Rico and the U.S. Virgin Islands. We generate revenues from our two primary businesses, site leasing and site development. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own or manage or lease from for others. The towers that we own have either been constructed by us at the request of a carrier, built or constructed based on our own initiative or acquired. In our site development business, we offer wireless service providers assistance in developing and maintaining their own networks.

          We are continuing to shift our revenue stream from project driven revenues more to recurring revenues through the leasing of antenna space at or on communications towers.  We intend to emphasize our site leasing business through the leasing and management of tower sites and we believe we have well positioned ourselves to perform many of the other types of services that wireless service providers need in connection with the operation and maintenance of a wireless telecommunications network. Those services include installation, maintenance and upgrading of radio transmission equipment, antennas, cabling and other connection equipment, backhaul, equipment shelters, data collection and network monitoring.

Site Leasing Services

          Site leasing revenues are received primarily from wireless communications companies. Revenues from these clients are derived from numerous different site leasing contracts. Each site leasing contract relates to the lease of space at an individual tower site and is generally for an initial term of 5 years with five 5-year renewable options. Almost all of our leases contain specified rent escalators, which average 3 - 4% per year, including the option periods. Leases are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the term of the related lease agreements. Rental amounts received in advance are recorded in other liabilities (current and long-term).

Cost of site leasing revenue consists of:

•	payments for rental on ground and other underlying property;
•	repairs and maintenance exclusive of employee related costs;
•	utilities;
•	insurance; and
•	property taxes.

          For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as additional customers are added.

          We have historically focused our capital expenditures on building new towers and acquiring existing towers and related businesses. Historically our average construction cost of a new tower has been approximately $275,000 while we believe the industry’s average acquisition cost of a tower over the last two years has been approximately $350,000. As a result of these favorable economics, we had elected to build the majority (60%) of our towers.

          As of June 30, 2002 we had remaining obligations to build 52 towers.  We expect to complete construction on these towers in the second half of 2002.  We also anticipate the use of between $13.0 million and $16.0 million of cash to complete these towers.

          While we have focused primarily on building new towers for growth, we have also acquired 1,578 towers from inception through June 30, 2002.  Our acquisition strategy has focused on smaller acquisition opportunities from non-carriers and small carrier transactions. We acquired towers where we believed we could increase cash flow to substantially reduce the tower cash flow multiple paid at acquisition through additional tenant lease up. During the six months ended June 30, 2002, we acquired 53 towers. The 53 tower acquisitions were completed during the first quarter of 2002 at an aggregate purchase price of $16.8 million (exclusive of acquisition costs), an average price of approximately $317,000 per tower.  No towers were acquired in the second quarter of 2002 and, as of June 30, 2002, we did not have any backlog of pending tower acquisitions.

	Six months ended June 30, 2002	Year ended December 31, 2001

Towers constructed	110	667
Towers acquired	53	677

          At June 30, 2002, our same tower revenue growth on the 3,254 towers we owned as of June 30, 2001 was 19% and our same tower cash flow growth on those 3,254 towers was 24%, based on tenant leases signed and annualized lease amounts in effect as of June 30, 2002 and 2001.

Site Development Services

          Site development services revenues are also received primarily from wireless communications companies or companies providing project management services to wireless communications companies.  Our site development customers engage us on a project-by-project basis, and a customer can generally terminate an assignment at any time without penalty. Site development projects in which we perform consulting services include contracts on a time and materials basis or a fixed price or milestone basis. Time and materials based contracts are billed at contractual rates as the services are rendered. For those site development contracts in which we perform work on a fixed price basis, we bill the client, and recognize revenue, based on the completion of agreed upon phases or milestones of the project on a per site basis. Upon the completion of each phase on a per site basis, we recognize the revenue related to that phase. The majority of our site development services are billed on a fixed price basis. Our site development projects generally take from 3 to 12 months to complete. Our revenue from construction projects is recognized on the percentage-of-completion method of accounting, determined by the percentage of cost incurred to date compared to management’s estimated total anticipated cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contracts nears completion.  Revenue from our site development business may fluctuate from period to period depending on construction activities, which are a function of the timing and amount of our clients’ capital expenditures, the number and significance of active customer engagements during a period, weather and other factors.

          Cost of site development project revenue and construction revenue include all material costs, salaries and labor costs, including payroll taxes, subcontract labor, vehicle expense and other costs directly related to the projects. All costs related to site development projects and construction projects are recognized as incurred.

          In February 2002, under a plan approved by our Board of Directors, we announced that we were reducing our  capital expenditures for new tower development and acquisition activities in 2002, suspending any material new investment for additional towers, reducing our workforce and closing or consolidating offices.  Under current capital market conditions, we do not anticipate building or buying a material number of new towers beyond those we are currently contractually obligated to build or buy, thereby resulting in the abandonment of a majority of our existing new tower build and acquisition construction in process in the first and second quarters of 2002.  In connection with this restructuring, a portion of our workforce has been reduced and certain offices have been closed, substantially all of which were primarily dedicated to new tower development activities.  In addition, tower assets held and used in operations were determined to be impaired and written down to their fair value.  As a result of the implementation of our  plans, we recorded a restructuring charge of $61.8 million in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets and Emerging Issues Task Force 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs  Incurred in a Restructuring.  We  recorded $54.1 million and $7.7 million of restructuring expense in the first and second quarters of 2002, respectively.  No additional material restructuring costs related to the February 2002 plan are expected. As a result of our February 2002 restructuring plan, we expect to be cash flow positive in the first quarter of 2003.

          Of the $61.8 million charge recorded in the six months ended June 30, 2002, approximately $39.1 million relates to the abandonment of new tower build and acquisition construction in process and related construction materials on approximately 758 sites and $16.4 million relates to the impairment of approximately 144 tower sites held and used in operations.  The abandonment of new tower build and acquisition construction in process resulted in the write-off of all costs incurred to date.  The impairment of operating tower assets results primarily from our evaluation of the fair value of our operating tower portfolio through a discounted cash flow analysis.  Towers determined to be impaired were primarily towers with no current tenants and little or no prospects for future lease-up.  The remaining $6.3 million relates primarily to the costs of employee separation for approximately 420 employees and exit costs associated with the closing and consolidation of approximately 32 offices.  Exit costs associated with the closing and consolidation of offices primarily represented our estimate of future lease obligations after considering sublease opportunities.

          On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets.  Under SFAS  142, goodwill is no longer amortized but reviewed for impairment on an annual basis, or more frequently if indicators of impairment in value are present.  Under the transitional provisions of SFAS 142, we recorded a non-cash impairment charge of $80.6 million as of the effective date of adoption, January 1, 2002.  The impairment charge has been recorded as a cumulative effect of change in accounting principle on the accompanying Consolidated Statement of Operations for the six months ended June 30, 2002.  Two of our three operating segments were identified as reporting units in which we recognized an impairment loss.  Of the total $80.6 million cumulative effect adjustment,  $61.6 million related to the site development construction segment and $19.0 million related to our site leasing segment.

          During the first and second quarters of 2002, we recorded additional goodwill totaling approximately $13.4 million resulting from the achievement of certain earn-out obligations under various construction acquisition agreements entered into prior to July 1, 2001.  In accordance with SFAS 142, in addition to the transitional test described above, goodwill is subject to an impairment assessment at least annually, or at any time that indicators of impairment are present.  We determined that as of June 30, 2002 indicators of impairment were present, thereby requiring an impairment analysis be completed.  The indicators of impairment during the quarter ended June 30, 2002 giving rise to this analysis included significant deterioration of overall Company value, continued negative trends with respect to carrier capital expenditure plans and related demand for wireless construction services and perceived reduction in value of similar site development construction services businesses.  As a result of this analysis, using a discounted cash flow valuation method for estimating fair value, $13.4 million of goodwill within the site development construction reporting unit was determined to be impaired as of June 30, 2002.  The $13.4 million goodwill impairment charge is included within restructuring and other charge in the three months ended June 30, 2002 Consolidated Statement of Operations.

          Since the beginning of this year, we believe that the environment for continued expenditures by wireless service providers has deteriorated.  Declining subscriber growth and prospects for positive cash flow by wireless service providers have adversely affected the access to and cost of capital for wireless service providers as evidenced by declines in the market value of both their debt and equity securities.  We believe that if the capital markets conditions remain difficult for the telecommunications industry, wireless service providers will choose to conserve capital and may not spend as much  as originally anticipated. We believe our revenues and gross profit from the site development consulting and construction segments of our business and, potentially the collectibility of our accounts receivable,  may vary in response to the capital markets and the ability of wireless service providers to access additional capital. Short term, variable capital markets conditions may adversely impact carrier demand for our tower space, and consequently our site leasing revenue and the credit quality of our customers.  We believe that, over the longer term however, site leasing revenues will continue to increase as carriers continue to deploy new antenna sites to address issues of network capacity and quality.

RESULTS OF OPERATIONS

          As we continue to shift our revenue mix more towards site leasing, operating results in prior periods may not be meaningful predictors of future results. You should be aware of the dramatic changes in the nature and scope of our business when reviewing the ensuing discussion of comparative historical results. We expect that the acquisitions consummated to date, as well as our new tower builds, will have a material impact on future revenues, expenses and net loss. Revenues, cost of revenues, depreciation and amortization, and interest expense each increased significantly in the three and six months ended June 30, 2002, as compared to the respective periods in the prior year, and some or all of those items may continue to increase significantly in future periods.

Second Quarter 2002 Compared to the Second Quarter 2001

          Total revenues increased 20.5% to $69.6 million for the second quarter of 2002 from $57.8 million for the second quarter of 2001.  Site development revenues increased 7.7% to $35.4 million in the second quarter of 2002 from $32.8 million in the second quarter of 2001 due to increases in both site development consulting and  construction revenues.  Site development consulting revenues increased 9.1% to $8.3 million for the second quarter 2002 from $7.6 million for the second quarter of 2001, due to the increased demand for site acquisition and zoning services from wireless communications carriers.  Site development construction revenues increased 7.3% to $27.1 million for the second quarter of 2002 from $25.3 million for the second quarter of 2001, due primarily to revenues from a company acquired in June 2001.  Revenues of $4.2 million were contributed as a result of this acquisition in the second quarter of 2002 as compared to revenues of $1.8 million contributed as a result of this acquisition in the second quarter of 2001.  Site leasing revenues increased 37.4% to $34.2 million for the second quarter of 2002, from $24.9 million for the second quarter of 2001, due to the increased number of tenants added to our towers, higher average rents received and the increase in the number of towers added in our portfolio. We believe that continued demand by the carriers will result in continued growth in leasing revenue and tower cash flow growth throughout 2002.

          Total cost of revenues increased 17.3% to $40.3 million for the second quarter of 2002 from $34.3 million for the second quarter of 2001.  Site development cost of revenues increased 13.3% to $28.6 million for the second  quarter of 2002 from $25.2 million in the second quarter of 2001 due to increases in both site development consulting and construction revenues.  Site development consulting cost of revenues increased 18.1% to $6.0 million for the second quarter of 2002 from $5.1 million for the second quarter of 2001 due primarily to higher levels of activity and increased personnel costs.  Site development construction cost of revenues increased 12.1% to $22.5 million for the second quarter of 2002 from $20.1 million in the second quarter of 2001 due primarily to higher levels of activity.  Site leasing cost of revenues increased 28.6% to $11.7 million for the second quarter of 2002 from $9.1 million for the second quarter of 2001, due primarily to the increased number of towers owned resulting in an increased amount of lease payments to site owners and related site costs.

          Gross profit increased 25.2% to $29.3 million for the second quarter of 2002 from $23.4 million for the second quarter of 2001, due to increased site leasing gross profit offset somewhat by a decrease in site development gross profit.  Gross profit from site development decreased 10.7% to $6.8 million in the second quarter of 2002 from $7.6 million in the second quarter of 2001 due to lower pricing without a commensurate reduction in cost.  Gross profit margin on site development consulting decreased to 27.1% for the second quarter of 2002 from 32.7% for the second quarter of 2001, reflecting different stages of project completions and more competitive pricing for our services.  Gross profit margin on site development construction decreased to 16.8% for the second quarter of 2002 from 20.4% for the second quarter of 2001 resulting from lower pricing due to increased competition.  We expect this pricing competition to continue and gross profit margin on site development construction to remain in the mid-to-high teen percentage range in the future.  Gross profit for the site leasing business increased 42.5% to $22.5 million in the second quarter of 2002 from $15.8 million in the second quarter of 2001, and site leasing gross profit margin improved to 65.8% in the second quarter of 2002 from 63.4% in the second quarter of 2001.  The increased gross profit was due to the substantially greater number of towers owned, the increase in the number of tenants and the greater average revenue per tower in the 2002 period.  The increase in gross margin was due to the increase in average revenue per tower, which was greater than the increase in average expenses.  As a percentage of total revenues, gross profit increased to 42.1% of total revenues for the second quarter of 2002 from 40.6% for the second quarter of 2001 due primarily to increased levels of higher margin site leasing gross profit.

          Selling, general and administrative expenses decreased 16.4% to $9.0 million for the second quarter of 2002 from $10.8 million for the second quarter of 2001. Selling, general and administrative expenses, net of non-cash compensation expense, as a percentage of total revenue has also decreased to 12.3% for the second  quarter of 2002 as compared to 17.1% for the second quarter of 2001.  The decrease in selling, general and administrative expenses primarily resulted from a decrease in developmental expenses as well as the reduction of offices, elimination of personnel and elimination of other infrastructure that had previously been necessary to support our prior level of new asset growth but is no longer required as a result of the restructuring previously discussed.  Depreciation and amortization increased to $24.2 million for the second quarter of 2002 as compared to $18.4  million for the second quarter of 2001. This increase is directly related to the increased amount of fixed assets (primarily towers) we owned in 2002 as compared to 2001.

          In the second quarter of 2002, we recorded an additional $7.7 million in restructuring expense relating to a continued reduction in the scale of our new tower construction activities.  Of the $7.7 million charge, approximately $5.1 million relates to the abandonment of new tower build and acquisition construction in process and related construction materials on approximately 61 sites.  The abandonment of new tower build and acquisition construction in process resulted in the full write off of all costs incurred to date. The remaining $2.6  million relates primarily to the costs of additional employee separations for approximately 135 employees and exit costs associated with the closing and consolidation of approximately 12 additional offices.

          In the second quarter of 2002, we recorded a $13.4 million goodwill impairment charge in connection with the implementation of SFAS No. 142.  Results of an impairment analysis under the provisions of SFAS No. 142 as of June 30, 2002 resulted in a valuation, using a discounted cash flow valuation method, of our site development construction reporting segment below its carrying value, resulting in the second quarter operating charge included in restructuring and other charge in the Consolidated Statement of Operations.

          Operating loss was $(24.9) million for the second quarter 2002, as compared to an operating loss of $(5.7) million for the second quarter of 2001.  Total other expenses increased to $(21.9) million for the second quarter of 2002, as compared to $(17.1) million for the second quarter of 2001, primarily as a result of increased interest expense and a reduction in interest income.  The increase in interest expense is primarily due to higher amounts outstanding under the senior credit facility.  The decrease in interest income is attributable to lower cash balances in 2002 as compared to 2001.  Net loss was $(47.3) million for the second quarter of 2002 as compared to net loss of $(23.3) million for the second quarter of 2001.  This increase in net loss is a result of the higher depreciation and amortization, increased interest expense, lower interest income and the restructuring and other charge previously discussed, offset by higher gross profit and lower selling, general and administrative expenses.

(continued on following page)

          Earnings (loss) before interest, taxes, depreciation, amortization, non-cash charges and unusual or non-recurring expenses (“EBITDA”) increased 53.3% to $20.8 million for the second quarter of 2002 from $13.6 million in the second quarter of 2001.  The following table provides a reconciliation of EBITDA to net loss:

	Three months ended June 30,
	2002	2001

	(in thousands)

EBITDA(1)	$20,797	$13,563
Interest expense, net of amounts capitalized	(13,576)	(11,954)
Amortization of original issue discount and debt issuance costs	(8,285)	(7,288)
Interest income	83	2,207
Provision for income taxes	(500)	(478)
Depreciation and amortization	(24,192)	(18,368)
Other income (expense)	(118)	(112)
Non-cash compensation expense	(460)	(891)
Restructuring and other charge	(21,085)	—

Net loss	$(47,336)	$(23,321)

(1)EBITDA is not intended to represent cash flows for the periods presented, nor has it been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States.

Six Months Ended 2002 Compared to the Six Months Ended 2001

          Total revenues increased 20.6% to $133.6 million for the first six months of 2002 from $110.7 million for the first six months of 2001.  Site development revenues increased 1.9% to $66.8 million in the first six months of 2002 from $65.5 million in the first six months of 2001 due to increases in site development consulting revenues.  Site development consulting revenues increased 10.3% to $15.3 million for the first six months 2002 from $13.9 million for the first six months of 2001, due to the increased demand for site acquisition and zoning services from wireless communications carriers.  Site development construction revenues for the first six months of 2002 were materially the same as the first six months of 2001.  Revenues of $7.7 million and $1.8 million were contributed in the six months ended June 30, 2002 and 2001, respectively by a company acquired in June 2001.  Site leasing revenues increased 47.7% to $66.8 million for the first six months of 2002, from $45.2 million for the first six months of 2001, due to the increased number of tenants added to our towers, higher average rents received and the increase in the number of towers added to our portfolio.

          Total cost of revenues increased 14.6% to $76.2 million for the first six months of 2002 from $66.5 million for the first six months of 2001.  Site development cost of revenues increased 6% to $53.2 million for the first six months of 2002 from $50.2 million in the first six months of 2001 due to the increased volume in site development consulting revenues.  Site development consulting cost of revenues increased 21.8% to $11.5  million for the first six months of 2002 from $9.4 million for the first six months of 2001 due primarily to higher levels of activity and increased personnel costs.  Site development construction cost of revenues increased 2.4% to $41.8 million for the first six months of 2002 from $40.8 million in the first six months of 2001 due primarily to higher costs.  Site leasing cost of revenues increased 41.3% to $23.0 million for the first six months of 2002 from $16.2 million for the first six months of 2001, due primarily to the increased number of towers owned resulting in an increased amount of lease payments to site owners and related site costs.

          Gross profit increased 29.7% to $57.4 million for the first six months of 2002 from $44.2 million for the first six months of 2001, due to increased site leasing revenues.  Gross profit from site development decreased 11.4% to $13.5 million in the first six months of 2002 from $15.3 million in the first six months of 2001 due to lower site development consulting and construction margins.  Gross profit margin on site development consulting decreased to

25.2% for the first six months of 2002 from 32.3% for the first six months of 2001, reflecting different stages of project completions and more competitive pricing for our services.  Gross profit margin on site development construction decreased to 18.8% during the first six months of 2002 from 20.9% during the first six months of 2001.  The decrease is due to increased price competition which we are currently experiencing in the market place.  We expect this pricing competition to continue and gross profit margins on site development construction to be in the mid-to high teen percentage range for the future.  Gross profit for the site leasing business increased 51.3% to $43.8 million in the first six months of 2002 from $29.0 million in the first six months of 2001, and site leasing gross profit margin improved to 65.6% in the first six months of 2002 from 64.1% in the first six months of 2001.  The increased gross profit was due to the substantially greater number of towers owned, the increase in the number of tenants and the greater average revenue per tower in the 2002 period.  The increase in gross margin was due to the increase in average revenue per tower, which was greater than the increase in average expenses.  As a percentage of total revenues, gross profit increased to 42.9% of total revenues for the first six months of 2002 from 40.0% for the first six months of 2001 due primarily to increased levels of higher margin site leasing gross profit.

          Selling, general and administrative expenses decreased 14.1% to $18.4 million for the first six months of 2002 from $21.4 million for the first six months of 2001. Selling, general and administrative expenses, net of non-cash compensation expense, as a percentage of total revenue has also decreased to 12.9% from 17.8% for the first six months of 2002 as compared to the first six months of 2001.  The decrease in selling, general and administrative expenses primarily resulted from a decrease in developmental expenses as well as the reduction of offices, elimination of personnel and elimination of other infrastructure that had previously been necessary to support our prior level of new asset growth but is no longer required as a result of the restructuring previously discussed.  Depreciation and amortization increased to $50.2 million for the first six months of 2002 as compared to $33.4  million for the first six months of 2001. This increase is directly related to the increased amount of fixed assets (primarily towers) we owned in 2002 as compared to 2001.

          In the first six months of 2002, we recorded a $61.8 million restructuring charge relating to a reduction in the scale of our new tower construction activities and the impairment of tower assets held and used in operations. Of the $61.8 million charge, approximately $39.1 million relates to the abandonment of new tower build and acquisition construction in process and related construction materials on approximately 758 sites and $16.4 million relates to the impairment of approximately 144 tower sites held and used in operations.  The abandonment of new tower build and acquisition construction in process resulted in the full write off of all costs incurred to date.  The impairment of operational tower assets resulted primarily from our evaluation of the fair value of our operating tower portfolio through a discounted cash flow analysis.  Towers determined to be impaired were primarily towers with no current tenants with little or no prospects for future lease-up.  The remaining $6.3 million of restructuring expense relates primarily to the costs of employee separation for approximately 420 employees and exit costs associated with the closing and consolidation of approximately 32 offices.

          Operating loss was $(86.5) million for the first six months 2002, as compared to an operating loss of $(10.5) million for the first six months of 2001.  Total other expenses increased to $(43.0) million for the first six months of 2002, as compared to $(29.9) million for the first six months of 2001, primarily as a result of increased interest expense and a reduction in interest income.  The increase in interest expense is due to a full quarter of interest expense on our $500.0 million 10¼% senior notes in the first quarter of 2002 compared to a partial quarter of interest expense on these senior notes in the first quarter of 2001 and to higher amounts outstanding under the senior credit facility in 2002 as compared to 2001.

          During the period ended June 30, 2002, we completed the transitional impairment test of goodwill required under SFAS 142, which was adopted effective January 1, 2002.  As a result of completing the required transitional test, the Company recorded a charge retroactive to the adoption date for the cumulative effect of the accounting change in the amount of $80.6 million, representing the excess of the carrying value of  reporting units as compared to estimated fair value.  Of the total $80.6 million cumulative effect adjustment, $61.6 million related to the site development construction reporting segment and $19.0 million related to the site leasing reporting segment.  The change modifies the first quarter’s previously reported net loss of $83.2 million, or ($1.70) per share to $163.8 million, or ($3.34 per share).

          During the first and second quarters of 2002, we recorded additional goodwill totaling approximately $13.4 million resulting from the achievement of certain earn-out obligations under various construction acquisition agreements entered into prior to July 1, 2001.  In accordance with SFAS 142, in addition to the transitional test described above, goodwill is subject to an impairment assessment at least annually, or at any time that indicators of impairment are present.  We determined that as of June 30, 2002 indicators of impairment were present, thereby requiring an impairment analysis be completed.  The indicators of impairment during the quarter ended June 30, 2002 giving rise to this analysis included significant deterioration of overall Company market value, continued negative trends with respect to carrier capital expenditure plans and related demand for wireless construction services, and perceived reduction in value of similar site development construction services businesses.  As a result of this analysis, using a discounted cash flow valuation method for estimating fair value, $13.4 million of goodwill within the site development construction reporting unit was determined to be impaired as of June 30, 2002.  The $13.4 million goodwill impairment charge is included within restructuring and other charge in the six months ended June 30, 2002 Consolidated Statement of Operations.

          Net loss was $(211.2) million for the first six months of 2002 as compared to net loss of $(46.3) million for the first six months of 2001.  This increase in net loss is primarily a result of higher depreciation and amortization expense, higher net interest expense, the $75.2 million restructuring and other charge previously discussed and the $80.6 million cumulative effect of change in accounting principle previously discussed, offset by higher gross profit and lower selling, general and administrative expenses.

          Earnings (loss) before interest, taxes, depreciation, amortization, non-cash charges and unusual or non-recurring expenses (“EBITDA”) increased 63.5% to $40.1 million for the first six months of 2002 from $24.5 million in the first six months of 2001.  The following table provides a reconciliation of EBITDA to net loss:

	Six months ended June 30,
	2002	2001

	(in thousands)

EBITDA(1)	$40,098	$24,520
Interest expense, net of amounts capitalized	(26,793)	(20,637)
Amortization of original issue discount and debt issuance costs	(16,287)	(14,256)
Interest income	96	5,207
Provision for income taxes	(1,079)	(832)
Depreciation and amortization	(50,247)	(33,375)
Other income (expense)	(40)	(196)
Non-cash compensation expense	(1,112)	(1,679)
Restructuring and other charge	(75,203)	—
Cumulative effect of change in accounting principle	(80,592)	—
Extraordinary item	—	(5,069)

Net loss	$(211,159)	$(46,317)

(1)EBITDA is not intended to represent cash flows for the periods presented, nor has it been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States.

LIQUIDITY AND CAPITAL RESOURCES

          SBA Communications Corporation is a holding company with no business operations of its own.  Our only significant asset is the outstanding capital stock of SBA Telecommunications, Inc., which owns the capital stock of our subsidiaries.  We conduct all our business operations through our subsidiaries.  Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries.  Even if we decided to pay a dividend on or make a distribution of the capital stock of our subsidiaries, we cannot assure you that our subsidiaries will generate sufficient cash flow to pay a dividend.  Our ability to pay cash or stock dividends is restricted under the terms of our senior credit facility and the indentures related to our 10 ¼% senior notes and 12% senior discount notes.

          Net cash used in operations during the six months ended June 30, 2002 was $(9.4) million as compared to net cash provided by operations of $7.3 million during the six months ended June 30, 2001.  This decrease is primarily attributable to the cash interest payment made in February 2002 related to the 10¼% senior notes.  Net cash used in investing activities for the six months ended June 30, 2002 was $(71.0) million as compared to $(327.3) million for the six months ended June 30, 2001.  This decrease is primarily attributable to a significantly lower level of tower acquisition and new build activity in 2002 versus 2001.  Net cash provided by financing activities for the six months ended June 30, 2002 was $97.8 million compared to $456.0 million for the six months ended June 30, 2001.  The decrease in net cash provided by financing activities is primarily due to the issuance of our $500.0 million 10 ¼% senior notes completed in February 2001.

          Our balance sheet reflected positive working capital of $5.2 million as of June 30, 2002 compared to negative working capital of $(21.4) million as of December 31, 2001.  This change is primarily attributable to the timing of borrowings under our credit facility, receipts for accounts receivable, payment of accounts payable, accrued expenses and interest payable related to our business operations.

          At June 30, 2002 we had $500.0 million outstanding on our 10¼% senior notes.  The 10¼% senior notes mature February 1, 2009.  Interest on these notes is payable on February 1 and August 1 of each year, beginning August 1, 2001.  Additionally, at June 30, 2002, we had $249.0 million outstanding on our 12% senior discount notes, net of unamortized original issue discount of $20.0 million.  The 12% senior discount notes mature on March 1, 2008.  The 12% senior discount notes accrete in value until March 1, 2003.  Thereafter interest will accrue and will be payable on March 1 and September 1 of each year, commencing on September 1, 2003.    Each of the 10¼% senior notes and the 12% senior discount notes are unsecured and are pari passu in right of payment with our other existing and future senior indebtedness.  The 10¼% senior notes and the 12% senior discount notes place certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sale of assets, transactions with affiliates, sale and leaseback transactions, certain investments and our ability to merge or consolidate with other entities.

          In June 2001, SBA Telecommunications, Inc., our principal subsidiary, entered into a $300.0 million senior secured credit facility.  This facility was amended in January 2002 and further amended in August, 2002. The August 2002 amendment adjusted certain covenants and financial ratios, but did not change the amount or repayment terms of the facility.  Specifically, the August 2002 amendment (1) amended certain financial covenants to (a) decrease the required ratios for cash interest coverage, fixed charge coverage and debt service coverage in 2002 to 2005 and (b) reduce the permitted senior leverage and debt per tower ratios and (2) increased the interest margin over the Euro dollar rate as specified in the original agreement by 25 basis points. The senior credit facility as amended, provides for a $100.0 million term loan and a $200.0 million revolving loan, the availability of which is based on compliance with certain covenants.  As of June 30, 2002, SBA Telecommunications had $208.0 million in loans outstanding under this facility,  $100.0 million of the term loan and $108.0 million of the revolver. In addition, as of June 30, 2002, $17.6 million of letters of credit were issued and outstanding under the senior credit facility. The term loan and the revolving loan mature June 15, 2007 and repayment of the term loan begins in September 2003.  Borrowings under the senior credit facility accrue interest at the Euro dollar rate plus a margin or a base rate plus a margin, as defined in the agreement.  At June 30, 2002, we had the $100.0  million term loan outstanding under the senior credit facility at a rate of 3.9% and $108.0 million outstanding under the revolving credit facility at variable rates of 3.89% to 4.0%.  The senior credit facility requires us to maintain specified financial ratios, including ratios regarding our consolidated debt coverage, debt service, interest expense and fixed charges for each quarter and satisfy certain financial condition tests including maintaining minimum consolidated EBITDA.  The senior credit facility also places certain restrictions on, among other things, the incurrence of debt and liens, the sale of assets, capital expenditures, transactions with affiliates, sale and lease-back transactions and the number of towers that can be built without anchor tenants.  Availability under the senior credit facility is determined by various financial covenants, financial ratios and other conditions. The senior credit facility is secured by substantially all of the assets of SBA Telecommunications and its subsidiaries.  During the quarter ended June 30, 2002, we requested that the lenders issue, on our behalf, letters of credit totaling $17.6 million obtained under our secured credit facility.  These letters of credit were substituted for cash collateral as security for obligations we or our affiliates obtained in the ordinary course of business.  As of June 30, 2002 we were in full compliance with the covenants contained in the senior credit facility.  As of June 30, 2002 we had $92.0 million available under the revolver less the $17.6 million of letters of credit outstanding.  Subsequent to June 30, 2002 the Company borrowed $40.0 million under the revolver and letters of credit obligations were reduced by $1.4 million.

          Our cash capital expenditures for the six months ended June 30, 2002 were $71.0 million, and for the six months ended June 30, 2001 were $327.3 million.  This decrease is a result of lower investment in new tower assets.  We currently plan to make total cash capital expenditures during the year ending December 31, 2002 of $85.0 million to $100.0 million.  All of these planned capital expenditures are expected to be funded by cash on hand, cash flow from operations and borrowings under our senior credit facility.  The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio and complete pending build to suit obligations.

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

          We have on file with the Securities and Exchange Commission (“SEC”) shelf registration statements on Form S-4 registering up to a total of 8.0 million shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services at various locations in the United States.  During the six months ended June 30, 2002, we issued 1.3 million shares of Class A common stock under these registration statements in connection with one acquisition and certain earn-outs.  As of June 30, 2002, we had 4.4 million shares of Class A common stock remaining available under these shelf registration statements.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In October 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  This standard requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.  We have not determined the effect adoption of SFAS 143 will have on the consolidated financial statements, but believes it may be material given the our obligations to restore leaseholds to their original condition upon termination of ground leases underlying a majority of our towers.

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 62, Amendment of SFAS No. 13 and Technical Corrections.  For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4.  Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30.  The statement also amended SFAS 13 for certain sales-leaseback and sublease accounting.  We are required to adopt the provisions of SFAS 145 effective January 1, 2003.  We have not  determined the effect adoption of SFAS No. 145 will have on the Consolidated Financial Statements.

          In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and nullifies EITF Issue No. 94—3.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94—3 had recognized the liability at the commitment date to an exit plan.  We are required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002.  We have not determined the effect adoption of SFAS  146 will have on the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

          We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application.  In other cases, management does exercise judgment in the application of accounting principles with respect to particular transactions.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements in Item 8 of Form 10-K for

the year ended December 31, 2001, filed with the Securities and Exchange Commission.  Note that our preparation of this quarterly report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition and Accounts Receivable

          Revenue from site leasing is recorded monthly on a straight-line basis over the term of the related lease agreements. Rental amounts received in advance are recorded in other liabilities.

          Site development projects in which we perform consulting services include contracts on a time and materials basis or a fixed price basis.  Time and materials based contracts are billed at contractual rates as the services are rendered.  For those site development contracts in which we perform work on a fixed price basis, site development billing (and revenue recognition) is based on the completion of agreed upon phases of the project on a per site basis.  Upon the completion of each phase on a per site basis, we recognize the revenue related to that phase.  Revenue related to services performed on uncompleted phases of site development projects was not recorded by us at the end of the reporting periods presented as it was not material to our results of operations. Any estimated losses on a particular phase of completion are recognized in the period in which the loss becomes evident. Site development projects generally take from 3 to 12 months to complete.

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

          We perform periodic credit evaluations of our customers.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  Our accounts receivable balance was $47.6 million, net of allowance for doubtful accounts of $4.1 million as of June 30, 2002.

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

Capitalized costs incurred subsequent to when an asset is originally placed in service are depreciated over the remaining estimated useful life of the respective asset.  Changes in an asset’s estimated useful life are accounted for prospectively, with the book value of the asset at the time of the change being depreciated over the revised remaining useful life term.  The restructuring charge of $61.8 million recorded in the first six months of 2002 included a $16.4 million asset impairment charge. The asset impairment charge was determined through a fair value evaluation of our tower asset portfolio as of March 31,2002 using a discounted cash flow analysis.  The tower assets determined to be impaired where primarily those with no current tenants and little or no lease-up potential.

          In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of.  SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business.  SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.  We adopted SFAS 144 on January 1, 2002.

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

          During the period ended June 30, 2002, we completed the transitional impairment test of goodwill required under SFAS 142, which was adopted effective January 1, 2002.  As a result of completing the required transitional test, we recorded a charge retroactive to the adoption date for the cumulative effect of the accounting change in the amount of $80.6 million, representing the excess of the carrying value of reporting units as compared to their  estimated fair value.  Of the total $80.6 million cumulative effect adjustment, $61.6 million related to the site development construction reporting segment and $19.0 million related to the site leasing reporting segment.  The change modifies the first quarter’s previously reported net loss of $83.2 million, or ($1.70) per share to $163.8 million, or ($3.34) per share.

          During the first and second quarter of 2002, we recorded additional goodwill totaling approximately $13.4 million resulting from the achievement of certain earn-out obligations under various construction acquisition agreements entered into prior to July 1, 2001.  In accordance with SFAS 142, in addition to the transitional test described above, goodwill is subject to an impairment assessment at least annually, or at any time that indicators of impairment are present.  We determined that as of June 30, 2002 indicators of impairment were present, thereby requiring an impairment analysis be completed.  The indicators of impairment during the quarter ended June 30, 2002 giving rise to this analysis included significant further deterioration of Company value, the Company’s further activities under its restructuring plan, and market conditions related to demand for wireless construction services.  As a result of this analysis, using a discounted cash flow valuation method for estimating fair value, $13.4 million of goodwill within the site development construction segment was determined to be impaired as of June 30, 2002.  The $13.4 million goodwill impairment charge is included within restructuring and other charge in the three months ended June 30, 2002 Consolidated Statement of Operations.  The Company is subject to contingent earn-out obligations associated with an acquisition within its site development construction segment of up to $7.0 million if certain earnings targets are achieved.  If future obligations are incurred under such agreement, resulting goodwill will be assessed at that time under the provisions of SFAS 142.

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

          Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  We have recorded a valuation allowance of $143.0 million as of June 30, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses carried forward before they expire.  The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could impact our financial position and results of operations.  The net deferred tax liability as of June 30, 2002 was $18.5 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

          The following table presents the future principal payment obligations and weighted average interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of June 30, 2002:

	Expected Maturity Date

	(in thousands)
	2002	2003	2004	2005	2006	Thereafter	Fair Value

Liabilities
Long-term debt:
Fixed rate (12.0%)	—	—	—	—	—	$269,000	$161,400
Fixed rate (10 ¼%)	—	—	—	—	—	$500,000	$300,000
Term loan, $100.0 million variable rates (3.90% at June 30, 2002).	—	$5,000	$15,000	$25,000	$25,000	$30,000	$100,000
Revolving loan, variable rate, (3.89% to 4.00% at June 30, 2002)	—	—	—	—	—	$108,000	$108,000
Notes payable, variable rates (2.82% to 11.4% at June 30, 2002).	$124	$75	—	—	—	—	$199

Interest Rate Derivatives
Interest rate swap:
Fixed to variable	—	—	—	—	—	$100,000	$2,686
Average pay rate	—	—	—	—	—	6.50%	—
Average receive rate	—	—	—	—	—	10.25%	—

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

          Our primary market risk exposure relates to (1) the interest rate risk on long-term and short-term borrowings, and on our interest rate swap agreement, (2) our ability to refinance our 10 ¼% senior notes and our 12% senior discount notes, at maturity at market rates, and (3) the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants.  We manage the interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt.  While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

Senior Note Disclosure Requirements

          The indentures governing our 10 ¼% senior notes and our 12% senior discount notes require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries and the disclosure to be made of Tower Cash Flow, as defined in the indentures, for the most recent fiscal quarter and Adjusted Consolidated Cash Flow, as defined in the indentures, for the most recently completed four-quarter period.  As of June 30, 2002 we had no unrestricted subsidiaries. Tower Cash Flow, as defined in the indentures, for the three months ended June 30, 2002 was $18.3 million. Adjusted Consolidated Cash Flow for the twelve months ended June 30, 2002 was $85.4 million.

Disclosure Regarding Forward-Looking Statements

          This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act.  Discussions containing forward-looking statements may be found in the material set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

          These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Specifically, this quarterly report contains forward-looking statements regarding:

•	our ability to continue to access availability under our senior credit facility and comply with the covenants contained in our senior credit facility;

•	our estimate that our operations will be positive free cash flow by early 2003;

•	the impact of the restructuring plan on our future financial performance, long-term growth rates, liquidity and free cash flow position;

•

our strategy to transition the primary focus of our business from site development services toward the site leasing business, and the consequent shift in our revenue stream from project driven revenues to recurring revenues;

•	anticipated trends in the site development industry and its effect on our revenue and profits;

•	our beliefs regarding the future development of the site leasing industry, including the impact of the capital markets on carrier demand, and its effect on our site leasing revenues;

•	our belief regarding the financial impact of certain accounting pronouncements; and

•	our estimate of non-cash compensation expense in each year from 2002 through 2006.

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

•	our ability to retain current lessees on our towers;

•	our ability to realize economies of scale for our tower portfolio; and

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry.

We assume no responsibility for updating forward-looking statements in this quarterly report.

PART II – OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 16, 2002, SBA held its Annual Meeting of Shareholders (the “Meeting”).  At the Meeting the  Shareholders voted on the 1) election of two directors to serve for a term of three years and one director for a term of one year, 2) an amendment to our Articles of Incorporation to increase the number of authorized shares of Class A  common stock from 100,000,000 shares to 200,000,000 shares and to increase the total number of authorized shares of all classes of stock from 138,100,000 shares to 238,100,000 shares, 3) an amendment to the 2001 Equity Participation Plan to modify the maximum number of shares, such that the maximum shares authorized for issuance there under, together with all outstanding options and invested shares of restricted stock under the 2001 Equity Participation Plan, the 1996 Stock Option Plan and the 1999 Equity Participation Plan, equals 15% of SBA’s common stock outstanding (excluding shares of Class A common stock resulting from the exercise of options currently outstanding and options that will be issued under the 2001 Plan), and 4) adopt a Stock Option Exchange Program.

	The voting results were as follows:

	1.	Election of Directors:

		Name of Nominee	For	Withheld

		Steven E. Bernstein	84,634,524	6,945,768
		Donald B. Hebb, Jr.	84,636,564	6,943,728
		Steven E. Nielsen	84,636,447	6,943,845

	2.	Adoption of the Amendment to Articles of Incorporation to increase the number of authorized shares:

		For	Against	Abstain

		82,845,681	8,406,527	328,084

	3.	Adoption of the Amendment to SBA’s 2001 Equity Participation Plan to modify the maximum number of shares authorized for issuance there under:

		For	Against

		75,413,711	6,275,558

	4.	Approval of SBA’s Stock Option Exchange Program:

		For	Against

		64,636,620	17,202,645

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a	) Exhibits

10.34 Second Amendment to $300,000,000 Credit Agreement dated August 5, 2002

99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(b	) Reports on Form 8-K

The Company filed a report on Form 8-K on April 15, 2002.  In the report, the Company reported under Item 4, that the Board of Directors, terminated the engagement of Arthur Andersen LLP and engaged Ernst & Young LLP, to serve as the Company’s independent certified public accountants.

The Company filed a report on Form 8-K on April 15, 2002. In the report, the Company reported under Item 5, the dates of its first quarter earnings release and conference call.

The Company filed a report on Form 8-K on May 9, 2002. In the report, the Company reported under Item 5, certain financial and operational results for the quarter ended March 31, 2002

The Company filed a report on Form 8-K on June 3, 2002. In the report, the Company reported under Item 9, that it recently issued an Investor News report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2002	/s/ John Marino

John Marino
Chief Financial Officer
(Duly Authorized Officer)

August 13, 2002	/s/ John F. Fiedor

John F. Fiedor
Chief Accounting Officer
(Principal Accounting Officer)