Form 10-Q
period 2002-09-30
SBA COMMUNICATIONS CORP
filed 2002-11-14
CIK 1034054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                For the transition period from _______ to _______

                        Commission file number 000-30110

                         SBA COMMUNICATIONS CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

              Florida                                  65-0716501
--------------------------------------------------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

5900 Broken Sound Parkway NW, Boca Raton,
               Florida                                   33487
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

                                 Yes  X  No ___

        Number of shares of common stock outstanding at November 8, 2002
                        Class A Common Stock -  45,562,784 shares
                        Class B Common Stock -   5,455,595 shares

                         SBA COMMUNICATIONS CORPORATION

                                      INDEX

                                                                                                             Page
                                                                                                             ----
PART I  -  FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

   Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001                                  3

   Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001       4

   Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2002                 6

   Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001                 7

   Condensed Notes to Consolidated Financial Statements                                                        8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations               16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                          29

Item 4.   Controls and Procedures                                                                             31

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                                                     31

SIGNATURES                                                                                                    32

CERTIFICATIONS                                                                                                33

ITEM 1:  UNAUDITED FINANCIAL STATEMENTS

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                                        SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                                                        ------------------    ------------------
                               ASSETS
Current assets:
      Cash and cash equivalents                                         $           42,349    $           13,904
      Accounts receivable, net of allowance of $4,476 and $4,641 in
       2002 and 2001, respectively                                                  45,684                56,796
      Prepaid and other current assets                                               7,367                10,254
      Costs and estimated earnings in excess of billings on
       uncompleted contracts                                                        16,334                11,333
                                                                        ------------------    ------------------
                Total current assets                                               111,734                92,287

Property and equipment, net                                                      1,154,392             1,198,559
Goodwill, net                                                                            -                80,592
Other intangible assets, net                                                         4,660                 5,588
Deferred financing fees, net                                                        25,673                27,807
Other assets                                                                        27,519                24,178
                                                                        ------------------    ------------------
                Total assets                                            $        1,323,978    $        1,429,011
                                                                        ==================    ==================

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                  $           19,863    $           56,293
      Accrued expenses                                                              14,337                13,046
      Current portion - long-term debt                                               2,603                   365
      Interest payable                                                              10,127                21,815
      Billings in excess of costs and estimated earnings
       on uncompleted contracts                                                      3,209                 6,302
      Other current liabilities                                                     28,929                15,880
                                                                        ------------------    ------------------
                Total current liabilities                                           79,068               113,701
                                                                        ------------------    ------------------

Long-term liabilities:
      Long-term debt                                                             1,009,024               845,088
      Deferred tax liabilities, net                                                 18,475                18,429
      Other long-term liabilities                                                    1,832                 1,149
                                                                        ------------------    ------------------
                Total long-term liabilities                                      1,029,331               864,666
                                                                        ------------------    ------------------

Commitments and contingencies (see Note 11)

Shareholders' equity:
      Common stock-Class A par value $.01 (200,000 and 100,000 shares authorized, 45,563 and 43,233 shares issued and outstanding in
       2002 and 2001, respectively)                                                    456                   432
      Common stock-Class B par value $.01 (8,100 shares authorized,
       5,456 shares issued and outstanding in 2002 and 2001)                            55                    55
      Additional paid-in capital                                                   672,720               664,977
      Accumulated deficit                                                         (457,652)             (214,820)
                                                                        ------------------    ------------------
             Total shareholders' equity                                            215,579               450,644
                                                                        ------------------    ------------------
             Total liabilities and shareholders' equity                 $        1,323,978    $        1,429,011
                                                                        ==================    ==================

 The accompanying Condensed Notes to Consolidated Financial Statements on pages
    8 through 16 herein are an integral part of these consolidated financial statements.

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                      ----------------------------    ----------------------------
                                                          2002            2001            2002            2001
                                                      ------------    ------------    ------------    ------------
Revenues:
   Site development                                   $     31,087    $     35,359    $     97,863    $    100,872
   Site leasing                                             35,961          27,674         102,736          72,872
                                                      ------------    ------------    ------------    ------------
      Total revenues                                        67,048          63,033         200,599         173,744
                                                      ------------    ------------    ------------    ------------

Cost of revenues (exclusive of depreciation
 and amortization shown below):
   Cost of site development                                 25,885          27,223          79,126          77,455
   Cost of site leasing                                     13,331           9,886          36,282          26,124
                                                      ------------    ------------    ------------    ------------
      Total cost of revenues                                39,216          37,109         115,408         103,579
                                                      ------------    ------------    ------------    ------------

      Gross profit                                          27,832          25,924          85,191          70,165

Operating expenses:
   Selling, general and administrative                       8,983          10,009          27,356          31,409
   Restructuring and other charge                            1,225          24,399          76,428          24,399
   Depreciation and amortization                            26,378          20,145          76,625          53,520
                                                      ------------    ------------    ------------    ------------
      Total operating expenses                              36,586          54,553         180,409         109,328
                                                      ------------    ------------    ------------    ------------

      Operating loss                                        (8,754)        (28,629)        (95,218)        (39,163)

Other income (expense):
   Interest income                                             338           1,578             434           6,785
   Interest expense, net of amounts capitalized            (14,249)        (14,099)        (41,042)        (34,736)
   Non-cash amortization of original issue discount
    and debt issuance costs                                 (8,461)         (7,614)        (24,748)        (21,870)
   Other                                                        11              54             (29)           (142)
                                                      ------------    ------------    ------------    ------------
      Total other expense                                  (22,361)        (20,081)        (65,385)        (49,963)
                                                      ------------    ------------    ------------    ------------

      Loss before provision for income taxes,
       extraordinary item and cumulative effect
       of change in accounting principle                   (31,115)        (48,710)       (160,603)        (89,126)

Provision for income taxes                                    (558)           (408)         (1,637)         (1,240)
                                                      ------------    ------------    ------------    ------------

      Loss before extraordinary item and cumulative
       effect of change in accounting principle            (31,673)        (49,118)       (162,240)        (90,366)

Extraordinary item, write-off of deferred financing
 fees                                                            -               -               -          (5,069)
Cumulative effect of change in accounting principle              -               -         (80,592)              -
                                                      ------------    ------------    ------------    ------------

      Net loss                                        $    (31,673)   $    (49,118)   $   (242,832)   $    (95,435)
                                                      ============    ============    ============    ============

                                                                     (Continued)

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                      ----------------------------    ----------------------------
                                                          2002            2001            2002            2001
                                                      ------------    ------------    ------------    ------------
Basic and diluted loss per common share before
 extraordinary item and cumulative effect of change
 in accounting principle                              $      (0.62)   $      (1.03)   $      (3.24)   $      (1.91)
Extraordinary item                                               -               -               -           (0.11)
Cumulative effect of change in accounting principle              -               -           (1.61)              -
                                                      ------------    ------------    ------------    ------------
Basic and diluted loss per common share               $      (0.62)   $      (1.03)   $      (4.85)   $      (2.02)
                                                      ============    ============    ============    ============

Basic and diluted weighted average number of
 shares of common stock                                     50,745          47,600          50,055          47,172
                                                      ============    ============    ============    ============

    The accompanying Condensed Notes to Consolidated Financial Statements on pages 8 through 16 herein are an integral part of these consolidated financial statements.

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            Additional
                                                                                              Paid In      Accumulated
                                                           Common Stock                       Capital        Deficit        Total
                                           ---------------------------------------------   ------------   ------------    ---------
                                                  Class A                 Class B
                                           ---------------------   ---------------------
                                             Number      Amount      Number      Amount
                                           ---------   ---------   ---------   ---------
BALANCE, December 31, 2001                    43,233   $     432       5,456   $      55   $    664,977   $   (214,820)   $ 450,644
  Common stock issued in connection with
   acquisitions and earn-outs                  1,316          13           -           -          5,635              -        5,648
  Common stock issued in connection
   with employee stock purchase/option/
   severance plans                             1,014          11           -           -            248              -          259
  Non-cash compensation                            -           -           -           -          1,860              -        1,860
  Net loss                                         -           -           -           -              -       (242,832)    (242,832)

                                           ---------   ---------   ---------   ---------   ------------   ------------    ---------
BALANCE, September 30, 2002                   45,563   $     456       5,456   $      55   $    672,720   $   (457,652)   $ 215,579
                                           =========   =========   =========   =========   ============   ============    =========

      The accompanying Condensed Notes to Consolidated Financial Statements on pages 8 through 16 herein are an integral part of these consolidated financial statements.

                 SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    ----------------------------------------
                                                                                           2002                  2001
                                                                                    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $         (242,832)   $          (95,435)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
   Depreciation and amortization                                                                76,625                53,520
   Restructuring and other charge                                                               72,567                24,148
   Non-cash compensation expense                                                                 1,860                 2,533
   Provision for doubtful accounts                                                               1,555                 1,166
   Amortization of original issue discount and debt issuance costs                              24,748                21,870
   Write-off of deferred financing fees                                                              -                 5,069
   Cumulative effect of change in accounting principle                                          80,592                     -
   Changes in operating assets and liabilities, net of effect of acquisitions:
      Accounts receivable                                                                        9,557                 2,631
      Prepaid and other current assets                                                             441                (5,340)
      Costs and estimated earnings in excess of
       billings on uncompleted contracts                                                        (5,001)               (2,845)
      Other assets                                                                               3,815                 5,751
      Accounts payable                                                                         (36,610)              (12,951)
      Accrued expenses                                                                          (1,042)                3,612
      Interest payable                                                                         (11,688)                8,799
      Other liabilities                                                                          4,777                 4,623
      Billings in excess of costs and estimated earnings on uncompleted contracts               (3,093)               (2,310)
                                                                                    ------------------    ------------------
      Total adjustments                                                                        219,103               110,276
                                                                                    ------------------    ------------------
      Net cash (used in) provided by operating activities                                      (23,729)               14,841
                                                                                    ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Tower acquisitions and other capital expenditures                                           (84,488)             (415,170)
                                                                                    ------------------    ------------------
      Net cash used in investing activities                                                    (84,488)             (415,170)
                                                                                    ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from employee stock purchase/option  plans                                             259                 2,853
   Proceeds from senior notes payable, net of financing fees                                         -               484,261
   Borrowings under senior credit facility                                                     138,000                30,000
   Proceeds from senior secured credit facility, net of financing fees                               -                44,320
   Repayment of senior credit facility and notes payable                                          (406)             (105,638)
   Deferred financing fees                                                                      (1,191)                    -
                                                                                    ------------------    ------------------
      Net cash provided by financing activities                                                136,662               455,796
                                                                                    ------------------    ------------------
      Net increase in cash and cash equivalents                                                 28,445                55,467
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                          13,904                14,980
                                                                                    ------------------    ------------------
   End of period                                                                    $           42,349    $           70,447
                                                                                    ==================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                      $           57,212    $           27,897
                                                                                    ==================    ==================
      Taxes                                                                         $            1,005    $            1,992
                                                                                    ==================    ==================

NON-CASH ACTIVITIES:
Assets acquired in acquisitions                                                     $           14,648    $           48,943
                                                                                    ==================    ==================
Liabilities assumed in connection with acquisitions                                 $           (9,000)   $           (4,549)
                                                                                    ==================    ==================
Common stock issued in connection with acquisitions                                 $           (5,648)   $          (21,908)
                                                                                    ==================    ==================

 The accompanying Condensed Notes to Consolidated Financial Statements on pages
    8 through 16 herein are an integral part of these consolidated financial statements.

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

During the nine months ended September 30, 2002 and 2001, the Company did not have any changes in its equity resulting from non-owner sources and, accordingly, comprehensive income (loss) was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

The Company has potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for all periods presented. There were 1.8 million and 3.7 million options outstanding at September 30, 2002 and 2001, respectively.

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

In October 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This standard requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard will be adopted effective January 1, 2003. Management has not determined the effect adoption of SFAS 143 will have on the Consolidated Financial Statements, but believes it may be material given the Company's obligations to restore leaseholds to their original condition upon termination of ground leases underlying a majority of the Company's towers.

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business (see Note 8).

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and nullified EITF Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. SFAS No. 146 requires that the initial measurement of a liability be at fair value. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. Management has not determined the effect adoption of SFAS 146 will have on the Consolidated Financial Statements.

In June 2001, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position ("SOP") entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. The proposed SOP may limit the ability of companies to capitalize certain costs as part of property, plant and equipment ("PP&E"). The proposed SOP would also require that each significant separately identifiable part of PP&E with a useful life different from the useful life of the PP&E to which it relates be accounted for separately and depreciated over the individual component's expected useful life. Management has not determined the effect this SOP, if issued as proposed, would have on the Consolidated Financial Statements, but it may be material given the magnitude and nature of the Company's property, plant and equipment.

3.    GOODWILL AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

During the second quarter of 2002, the Company completed the transitional impairment test of goodwill required under SFAS 142, which was adopted effective January 1, 2002. As a result of completing the required transitional test, the Company recorded a charge retroactive to the adoption date for the cumulative effect of the accounting change in the amount of $80.6 million, representing the excess of the carrying value of reporting units as compared to their estimated fair value. Of the total $80.6 million cumulative effect adjustment, $61.6 million related to the site development construction reporting segment and $19.0 million related to the site leasing reporting segment. The charge increased the first quarter's previously reported net loss of $83.2 million, or ($1.70) per share to $163.8 million, or ($3.34) per share.

During the first and second quarters of 2002, the Company recorded additional goodwill totaling approximately $13.4 million resulting from the achievement of certain earn-out obligations under various construction acquisition agreements entered into prior to July 1, 2001. In accordance with SFAS 142, in addition to the transitional test described above, goodwill is subject to an impairment assessment at least annually, or at any time that indicators of impairment are present. The Company determined that as of June 30, 2002 indicators of impairment were present, thereby requiring an impairment analysis be completed. The indicators of impairment during the quarter ended June 30, 2002 giving rise to this analysis included significant deterioration of overall Company value, continued negative trends with respect to carrier capital expenditure plans and related demand for wireless construction services, and perceived reduction in value of similar site development construction services businesses. As a result of this analysis, using a discounted cash flow valuation method for estimating fair value, $13.4 million of goodwill within the site development construction reporting segment was determined to be impaired as of June 30, 2002. The $13.4 million goodwill impairment charge is included within restructuring and other charge in the Consolidated Statement of Operations for the nine months ended September 30, 2002.

The Company is subject to contingent earn-out obligations associated with an acquisition within its site development construction segment of up to $7.0 million if certain earnings targets are achieved. If future obligations are incurred under such agreement, any resulting goodwill will be assessed at that time under the provisions of SFAS 142. The commitment, if earned, is payable June 30, 2003 and may be settled in cash or Class A common stock.

The following unaudited pro forma summary presents the Company's net loss and per share information as if the Company had been accounting for its goodwill under SFAS 142 for all periods presented:

                                                            Three months ended                 Nine months ended
                                                      ------------------------------    ------------------------------
                                                      September 30,    September 30,    September 30,    September 30,
                                                          2002             2001             2002              2001
                                                      -------------    -------------    -------------    -------------
                                                                                 (in thousands)
Reported net loss                                     $     (31,673)   $     (49,118)   $    (242,832)   $     (95,435)
Cumulative effect of change in accounting
 principle                                                        -                -           80,592                -
                                                      -------------    -------------    -------------    -------------
Loss excluding cumulative effect of change in
 accounting principle                                       (31,673)         (49,118)        (162,240)         (95,435)
Add back goodwill amortization                                    -            1,339                -            3,904
                                                      -------------    -------------    -------------    -------------
Adjusted net loss                                     $     (31,673)   $     (47,779)   $    (162,240)   $     (91,531)
                                                      =============    =============    =============    =============

Reported basic and diluted loss per share             $       (0.62)   $       (1.03)   $       (4.85)   $       (1.91)
Cumulative effect of change in accounting
 principle                                                        -                -             1.61                -
                                                      -------------    -------------    -------------    -------------
Loss per share excluding cumulative effect of
 change in accounting principle                               (0.62)           (1.03)           (3.24)           (1.91)
Add back goodwill amortization                                    -              .03                -              .08
                                                      -------------    -------------    -------------    -------------
Adjusted net loss per share                           $       (0.62)   $       (1.00)   $       (3.24)   $       (1.83)
                                                      =============    =============    =============    =============

The Company's other intangible assets at September 30, 2002, consist of finite-lived covenants not to compete under various acquisition agreements. The net carrying amount at September 30, 2002 and December 31, 2001 was $4.7 million and $5.6 million, respectively. The accumulated amortization balance at September 30, 2002 and December 31, 2001 was $3.0 million and $1.9 million, respectively.

Amortization expense was $0.3 million and $1.6 million for the three months ended September 30, 2002 and September 30, 2001, respectively and $1.1 million and $4.5 million for the nine months ended September 30, 2002 and September 30, 2001, respectively. Estimated amortization expense for the remaining three months of 2002 and each of the succeeding calendar years is as follows:

           Period ending December 31,    (in thousands)
           --------------------------    --------------
                      2002               $          331
                      2003                        1,305
                      2004                        1,276
                      2005                        1,119
                      2006                          417
                   Thereafter                       212
                                         --------------
                                         $        4,660
                                         ==============

4.    COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

                                                                               As of                 As of
                                                                        September 30, 2002     December 31, 2001
                                                                        ------------------    ------------------
                                                                                    (in thousands)
Costs incurred on uncompleted contracts                                 $           67,996    $           64,400
Estimated earnings                                                                  16,977                14,200
Billings to date                                                                   (71,848)              (73,569)
                                                                        ------------------    ------------------
                                                                        $           13,125    $            5,031
                                                                        ==================    ==================

                                                                               As of                 As of
                                                                        September 30, 2002    December 31, 2001
                                                                        ------------------    ------------------
                                                                                    (in thousands)
Costs and estimated earnings in excess of billings on
 uncompleted contracts                                                  $           16,334    $           11,333
Billings in excess of costs and estimated earnings on
 uncompleted contracts                                                              (3,209)               (6,302)
                                                                        ------------------    ------------------
                                                                        $           13,125    $            5,031
                                                                        ==================    ==================

5.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                               As of                 As of
                                                                        September 30, 2002    December 31, 2001
                                                                        ------------------    ------------------
                                                                                    (in thousands)
Towers and related components                                           $        1,287,960    $        1,224,891
Construction in process                                                              6,240                48,998
Furniture, equipment and vehicles                                                   40,532                38,148
Land                                                                                14,903                12,275
Buildings and improvements                                                           2,687                 2,406
                                                                        ------------------    ------------------
                                                                                 1,352,322             1,326,718
Less: Accumulated depreciation and amortization                                   (197,930)             (128,159)
                                                                        ------------------    ------------------
Property and equipment, net                                             $        1,154,392    $        1,198,559
                                                                        ==================    ==================

Construction in process primarily represents costs incurred related to towers that are under development and will be used in the Company's operations (see
Note 8).

6.    CURRENT AND LONG-TERM DEBT

                                                                                  As of                 As of
                                                                           September 30, 2002    December 31, 2001
                                                                           ------------------    ------------------
                                                                                       (in thousands)
   10 1/4% senior notes, unsecured, interest payable semi-annually, balloon principal payment of $500,000 due at maturity on February
    1, 2009, including fair value of interest-rate swap
    of $7,156 at September 30, 2002 (see Note 9).                          $          507,156    $          500,000

   12% senior discount notes, net of unamortized original issue discount of $12,691 at September 30, 2002 and $34,115 at December
    31, 2001, unsecured, cash interest payable semi-annually in arrears beginning September 1, 2003, balloon principal payment of
    $269,000 due at maturity on March 1, 2008.                                        256,309               234,885

   Senior secured credit facility loans, interest at varying rates
    (3.99% to 4.11% at September 30, 2002) quarterly installments based on reduced availability beginning September 30, 2003,
    maturing June 15, 2007.                                                           248,000               110,000

   Notes payable, interest at varying rates (2.82% to 11.4% at
    September 30, 2002).                                                                  162                   568
                                                                           ------------------    ------------------

                                                                                    1,011,627               845,453
   Less:  current maturities                                                           (2,603)                 (365)
                                                                           ------------------    ------------------

   Long-term debt                                                          $        1,009,024    $          845,088
                                                                           ==================    ==================

Subsequent to September 30, 2002, the Company borrowed an additional $7.0 million under its revolving credit facility.

7.    SHAREHOLDERS' EQUITY

From time to time, restricted shares of Class A common stock or options to purchase Class A common stock have been granted under the Company's equity participation plans at prices below market value at the time of grant. Additionally, in 2002, the Company entered into bonus agreements with certain executives and employees to issue shares of the Company's Class A common stock in lieu of cash payments. The Company expects to record approximately $2.3 million of non-cash compensation expense in 2002 and $0.7 million in non-cash compensation expense in each year from 2003 through 2006. The Company recorded approximately $1.9 million in non-cash compensation expense in the nine months ended September 30, 2002.

During the nine months ended September 30, 2002, the Company issued 1.3 million shares of its Class A common stock as a result of tower acquisitions and towers or businesses it acquired having met or exceeded certain earnings or new tower targets identified in the various acquisition agreements.

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

On May 16, 2002, the shareholders of the Company approved a proposal, permitting the Company to offer employees a one-time opportunity to exchange any or all of their outstanding options with an exercise price in excess of $8.00 per share, for new options, with an exercise price equal to the greater of: (1) $8.00, or
(2) the fair market value of the Company's Class A common stock on the grant date. Employees will receive two new options for every three existing options surrendered. The Company launched a tender offer on May 20, 2002. In connection with this tender offer the Company received and cancelled 1.9 million options. The new options are to be granted at least six months and one day from the cancellation of the surrendered options, which occurred on June 18, 2002. As of September 30, 2002, the Company had an obligation to issue approximately 1.2 million new options, subject to the terms of the exchange offer.

8.    RESTRUCTURING AND OTHER CHARGE

In August 2001, the Company implemented a plan of restructuring primarily associated with the downsizing of its new tower build construction activities. The plan included the abandonment of certain acquisition and new tower build sites resulting in a charge of approximately $24.1 million. The plan also included the elimination of 102 employee positions and closing and/or consolidation of selected offices. Payments made related to employee separation and office closings were approximately $0.3 million.

In February 2002, under a plan approved by the Company's Board of Directors, the Company announced that it was further reducing its capital expenditures for new tower development and acquisition activities in 2002, suspending any material new investment for additional towers, reducing its workforce and closing or consolidating offices. Under current capital market conditions, the Company does not anticipate building or buying a material number of new towers beyond those it is currently contractually obligated to build or buy, thereby resulting in the abandonment of a majority of its existing new tower build and acquisition work in process during 2002. In connection with this restructuring, a portion of the Company's workforce has been reduced and certain offices have been closed, substantially all of which were primarily dedicated to new tower development activities. In addition, during the first quarter of 2002, certain tower assets held and used in operations were determined to be impaired and written down to their fair value. As a result of the implementation of its plans, the Company recorded a restructuring charge of $63.0 million in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets and Emerging Issues Task Force 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring. The Company recorded $54.1 million, $7.7 million and $1.2 million of restructuring expense in the first, second, and third quarters of 2002, respectively. No additional material restructuring costs related to the February 2002 plan are expected.

Of the $63.0 million restructuring charge recorded in the nine months ended September 30, 2002, approximately $39.8 million relates to the abandonment of new tower build and acquisition work in process and related construction materials on approximately 764 sites and approximately $16.4 million relates to the impairment of approximately 144 tower sites held and used in operations. The abandonment of new tower build and acquisition work in process resulted in the write-off of all costs incurred to date. The impairment of operating tower assets resulted primarily from the Company's evaluation of the fair value of its operating tower portfolio through a discounted cash flow analysis. Towers determined to be impaired were primarily towers with no current tenants and little or no prospects for future lease-up. The remaining $6.8 million of restructuring expense relates primarily to the costs of employee separation for approximately 470 employees and exit costs associated with the closing and consolidation of approximately 40 offices. Exit costs associated with the closing and consolidation of offices primarily represent the Company's estimate of future lease obligations after considering sublease opportunities.

Approximately $2.2 million remains in accrued liabilities at September 30, 2002, representing primarily future lease obligations related to closed offices and future ground lease obligations on canceled sites. A summary of the restructuring charge for the nine months ended September 30, 2002 is as follows:

                                                       Total for the nine              Deductions           Accrued as of
                                                          months ended       -----------------------------  September 30,
                                                      September 30, 2002          Cash          Non-Cash          2002
                                                      --------------------   -------------   -------------   -------------
                                                                                   (in thousands)
Abandonment of new tower build and acquisition work
 in process and related construction  materials       $             39,780   $           -   $      39,780   $           -
Impairment of tower assets held and used in
 operations                                                         16,381               -          16,381               -
Employee separation and exit costs                                   6,849           3,861             836           2,152
                                                      --------------------   -------------   -------------   -------------
                                                      $             63,010   $       3,861   $      56,997   $       2,152
                                                      ====================   =============   =============   =============

In connection with the Company's implementation of SFAS 142, goodwill of $13.4 million recorded during the first and second quarters of 2002 resulting from the achievement of certain earn-out obligations under various construction acquisition agreements was subject to an impairment evaluation as of June 30, 2002. As a result of this analysis, the entire $13.4 million of goodwill within the site development construction segment was determined to be impaired (see
Note 3). The $13.4 goodwill impairment charge is included within the restructuring and other charge in the Consolidated Statement of Operations for the nine months ended September 30, 2002.

9.    DERIVATIVE FINANCIAL INSTRUMENT

Effective January 2002, the Company entered into an interest rate swap agreement to manage its exposure to interest rate movements by effectively converting a portion of its $500 million senior notes from interest rate fixed to variable rates. The Company accounts for the swap in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS 138, Accounting for Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 133 established accounting and reporting standards for derivative instruments, hedging activities, and exposure definition and requires the Company to record the fair value of the swap on the balance sheet. Generally, derivatives that are not hedges must be adjusted to fair value through income (loss). If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company's swap is accounted for as a fair value hedge under SFAS 133. The swap qualifies for the shortcut method of recognition and, therefore, no portion of the swap is treated as ineffective. Accordingly, the entire change in fair value of the swap is offset against the change in fair value of the related senior notes.

The notional principal amount of the swap is $100.0 million and the maturity date and payment provisions match that of the underlying senior notes. The swap matures in seven years and provides for the exchange of fixed rate payments for variable rate payments without the exchange of the underlying notional amount. The variable rates are based on six-month EURO plus 4.47% and are reset on a semi-annual basis. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreement and recognized as an adjustment to interest expense. The Company recorded a reduction of approximately $1.0 and $2.9 million to interest expense for the three and nine months ended September 30, 2002 as a result of the differential between fixed and variable rates.

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

As of September 30, 2002, the Company recorded an asset of approximately $7.2 million, representing the fair value of the swap at September 30, 2002, which is reflected in other assets on the consolidated balance sheet.

Subsequent to September 30, 2002, the counter-party to the interest rate swap agreement elected to terminate the swap agreement effective October 15, 2002. In connection with this termination, the counter-party was required to pay the Company $6.2 million which includes approximately $.8 million in accrued interest. The remaining approximately $5.4 million received will be deferred and recognized as a reduction to interest expense over the remaining term of the senior notes using the effective interest method.

10.   INCOME TAXES

The components of the provision for income taxes are as follows:

                                                          For the nine months ended
                                                  ----------------------------------------
                                                  September 30, 2002    September 30, 2001
                                                  ------------------    ------------------
                                                               (in thousands)
            Federal income tax                    $           81,972    $           32,026
            State income tax                                  (1,637)               (1,231)
            Foreign tax                                            -                    (9)
            Change in valuation allowance                    (81,972)              (32,026)
                                                  ------------------    ------------------
                                                  $           (1,637)   $           (1,240)
                                                  ==================    ==================

The Company has taxable losses in the nine months ended September 30, 2002 and 2001, and as a result net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not "more likely than not" that the Company will generate sufficient taxable income in future periods to recognize the assets.

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

As part of the consideration for its acquisitions, the Company sometimes agrees to pay additional consideration if the towers or businesses that are acquired meet or exceed certain earnings or new tower targets in the 1-3 years after they have been acquired. As of September 30, 2002, the Company had an obligation to pay up to an additional $22.4 million in consideration if the earnings targets identified in various acquisition agreements are met. This obligation consisted of approximately $16.0 million associated with acquisitions within the Company's site development construction segment and approximately $6.4 million associated with acquisitions within the Company's site leasing segment. At the Company's option, a majority of the additional consideration may be paid in cash or Class A common stock. The Company records such obligations when it becomes probable that the earnings targets will be met. As of September 30, 2002, certain earnings targets associated with acquisitions within the site development construction segment were achieved, therefore, the Company accrued approximately $9.0 million, within Other Current Liabilities on the Consolidated Balance Sheet, of which $7.0 million was paid in cash in October 2002 and $2.0 million is expected to be paid in the first quarter of 2003. Remaining potential earn-out obligations are $13.4 million.

As of September 30, 2002, the Company has letters of credit totaling $16.1 million issued on its behalf under its senior secured credit facility. These letters of credit will serve as collateral to secure certain obligations of the Company and certain of its subsidiaries in the ordinary course of business.

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

                                          For the three months ended   For the nine months ended
                                                     September 30,           September 30,
                                          --------------------------   -------------------------
                                              2002           2001          2002         2001
                                          ------------   -----------   -----------   -----------
                                                 (in thousands)             (in thousands)
Revenues:
   Site development - consulting           $     6,654   $     4,977   $    21,968   $    18,867
   Site development - construction              24,433        30,382        75,895        82,005
   Site leasing                                 35,961        27,674       102,736        72,872
                                           -----------   -----------   -----------   -----------
                                           $    67,048   $    63,033   $   200,599   $   173,744
                                           ===========   ===========   ===========   ===========
Gross profit:
   Site development - consulting           $     1,549   $     1,550   $     5,412   $     6,037
   Site development - construction               3,653         6,586        13,325        17,380
   Site leasing                                 22,630        17,788        66,454        46,748
                                           -----------   -----------   -----------   -----------
                                           $    27,832   $    25,924   $    85,191   $    70,165
                                           ===========   ===========   ===========   ===========
Capital expenditures:
   Site development - consulting           $         -   $       144   $       197   $     1,062
   Site development - construction                  26         1,590         5,165        31,491
   Site leasing                                 13,168        89,025        83,074       402,237
   Amounts not identified by segment               313           512         1,700         2,288
                                           -----------   -----------   -----------   -----------
                                           $    13,507   $    91,271   $    90,136   $   437,078
                                           ===========   ===========   ===========   ===========

                                             As of               As of
                                      September 30, 2002   December 31, 2001
                                      ------------------   -----------------
                                                    (in thousands)
Assets:
   Site development - consulting      $           19,111   $           14,963
   Site development - construction                59,275              142,267
   Site leasing                                1,182,349            1,242,993
   Assets not identified by segment               63,243               28,788
                                      ------------------   ------------------
                                      ------------------   ------------------
                                      $        1,323,978   $        1,429,011
                                      ==================   ==================

During the nine months ended September 30, 2002, the Company had certain customer concentrations of revenues in two of its three reporting segments. Site development consulting revenue for the nine months ended September 30, 2002 consists of three customers with over 10% of total site development consulting revenues. Those three customers combined represented approximately 54.6% of the aggregate site development consulting revenues for the nine months ended September 30, 2002. In addition, site development construction revenue for the nine months ended September 30, 2002 consists of two customers with over 10% of total site development construction revenues. Those two customers combined represented approximately 35.3% of the aggregate site development construction revenue for the nine months ended September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      We are a leading independent owner and operator of 3,875 wireless communications towers in the continental United States, Puerto Rico and the U.S. Virgin Islands. We generate revenues from our two primary businesses, site leasing and site development. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own or manage for or lease from others. The towers that we own have either been constructed by us at the request of a carrier, built or constructed based on our own initiative or acquired. In our site development business, we offer wireless service providers assistance in developing and maintaining their own wireless service networks.

      We are continuing to shift our revenue stream from project driven revenues more to recurring revenues through the leasing of antenna space at or on communications towers. We intend to emphasize our site leasing business through the leasing and management of tower sites and we believe we have well positioned ourselves to perform many of the other types of services that wireless service providers need in connection with the operation and maintenance of wireless telecommunications networks. Those services include installation, maintenance and upgrading of radio transmission equipment, antennas, cabling and other connection equipment, backhaul, equipment shelters, data collection and network monitoring.

SITE LEASING SERVICES

      Site leasing revenues are received primarily from wireless communications companies. Revenues from these clients are derived from numerous different site leasing contracts. Each site leasing contract relates to the lease or use of space at an individual tower site and is generally for an initial term of 5 years with five 5-year renewable options. Almost all of our site leasing contracts generally contain specified rent escalators, which average 3 - 4% per year, including the renewal option periods. Site leasing contracts are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the term of the related lease agreements. Rental amounts received in advance are recorded in other liabilities (current and long-term).

Cost of site leasing revenue consists of:

      . payments for rental on ground and other underlying property;
      . repairs and maintenance (exclusive of employee related costs); . utilities;
      . insurance; and
      . property taxes.

      For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as a result of adding additional customers to the tower. During the third quarter of 2002, we experienced a higher than anticipated increase in the cost of site leasing revenue. This increase was attributable (i) to increased operating costs associated with supplying power to our sites in Puerto Rico (ii) increased property taxes and (iii) an overall increase in the level of repairs and maintenance occurring at our sites. While we do not expect the operating costs for our Puerto Rico towers to remain at third quarter levels, we do expect the increased property taxes and a portion of the repairs and maintenance expenses to continue.

      As of September 30, 2002, we had remaining obligations to build 23 towers. We expect to complete construction on 14 - 18 of these towers in the fourth quarter of 2002 and the remaining towers in the first quarter of 2003. While we have focused primarily on building new towers for growth, we have also acquired 1,578 towers from inception through September 30, 2002. Our acquisition strategy has focused on smaller acquisition opportunities from non-carriers and small carrier transactions. We acquired towers where we believed we could increase cash flow to substantially reduce the tower cash flow multiple paid at acquisition through additional tenant lease up. During the nine months ended September 30, 2002, we acquired 53 towers. The 53 tower acquisitions were completed during the first quarter of 2002 at an aggregate purchase price of $16.8 million (exclusive of acquisition costs), an average price of approximately $317,000 per tower. No towers were acquired in the second or third quarters of 2002 and, as of September 30, 2002, we did not have any backlog of pending tower acquisitions.

                                    Nine months ended       Year ended
                                   September 30, 2002    December 31, 2001
                                   ------------------    -----------------
              Towers constructed          133                  667
              Towers acquired              53                  677

      At September 30, 2002, our same tower revenue growth on the 3,464 towers we owned as of September 30, 2001 was 17% and our same tower cash flow growth on these 3,464 towers was 23%, based on site leasing contracts signed and annualized lease amounts in effect as of September 30, 2002 and 2001.

SITE DEVELOPMENT SERVICES

      Site development services revenues are also received primarily from wireless communications companies or companies providing development or project management services to wireless communications companies. Our site development customers engage us on a project-by-project basis, and a customer can generally terminate an assignment at any time without penalty. Site development projects in which we perform consulting services include contracts on a time and materials basis or a fixed price or milestone basis. Time and materials based contracts are billed at contractual rates as the services are rendered. For those site development contracts in which we perform work on a fixed price basis, we bill the client, and recognize revenue, based on the completion of agreed upon phases or milestones of the project on a per site basis. Upon the completion of each phase on a per site basis, we recognize the revenue related to that phase. The majority of our site development services are billed on a fixed price basis. Our site development projects generally take from 3 to 12 months to complete. Our revenue from construction projects is recognized on the percentage-of-completion method of accounting, determined by the percentage of cost incurred to date compared to management's estimated total anticipated cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contracts nears completion. Revenue from our site development business may fluctuate from period to period depending on construction activities, which are a function of the timing and amount of our clients' capital expenditures, the number and significance of active customer engagements during a period, weather and other factors.

      Cost of site development project revenue and construction revenue include all material costs, salaries and labor costs, including payroll taxes, subcontract labor, vehicle expense and other costs directly and indirectly related to the projects. All costs related to site development projects and construction projects are recognized as incurred.

      In February 2002, under a plan approved by our Board of Directors, we announced that we were reducing our capital expenditures for new tower development and acquisition activities in 2002, suspending any material new investment for additional towers, reducing our workforce and closing or consolidating offices. Under current capital market conditions, we do not anticipate building or buying a material number of new towers beyond those we are currently contractually obligated to build or buy, thereby resulting in the abandonment of a majority of our existing new tower build and acquisition work in process during 2002. In connection with this restructuring, a portion of our workforce has been reduced and certain offices have been closed, substantially all of which were primarily dedicated to new tower development activities. In addition, during the first quarter of 2002, certain tower assets held and used in operations were determined to be impaired and written down to their fair value. As a result of the implementation of our plans, we recorded a restructuring charge of $63.0 million in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets and Emerging Issues Task Force 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring. We recorded $54.1 million, $7.7 million and $1.2 million of restructuring expense in the first, second, and third quarters of 2002, respectively. No additional material restructuring costs related to the February 2002 plan are expected.

      Of the $63.0 million charge recorded in the nine months ended September 30, 2002, approximately $39.8 million relates to the abandonment of new tower build and acquisition work in process and related construction materials on approximately 764 sites and $16.4 million relates to the impairment of approximately 144 tower sites held and used in operations. The abandonment of new tower build and acquisition work in process resulted in the write-off of all costs incurred to date. The impairment of operating tower assets results primarily from our evaluation of the fair value of our operating tower portfolio through a discounted cash flow analysis. Towers determined to be impaired were primarily towers with no current tenants and little or no prospects for future lease-up. The remaining $6.8 million relates primarily to the costs of employee separation for approximately 470 employees and exit costs associated with the closing and consolidation of approximately 40 offices. Exit costs associated with the closing and consolidation of offices primarily represented our estimate of future lease obligations after considering sublease opportunities.

      On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is no longer amortized but reviewed for impairment on an annual basis, or more frequently if indicators of impairment in value are present. Under the transitional provisions of SFAS 142, we recorded a non-cash impairment charge of $80.6 million as of the effective date of adoption, January 1, 2002. The impairment charge has been recorded as a cumulative effect of change in accounting principle on the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2002. Two of our three operating segments were identified as reporting units in which we recognized an impairment loss. Of the total $80.6 million cumulative effect adjustment, $61.6 million related to the site development construction segment and $19.0 million related to our site leasing segment.

      During the first and second quarters of 2002, we recorded additional goodwill totaling approximately $13.4 million resulting from the achievement of certain earn-out obligations under various construction acquisition agreements entered into prior to July 1, 2001. In accordance with SFAS 142, in addition to the transitional test described above, goodwill is subject to an impairment assessment at least annually, or at any time that indicators of impairment are present. We determined that as of June 30, 2002 indicators of impairment were present, thereby requiring an impairment analysis be completed. The indicators of impairment during the quarter ended June 30, 2002 giving rise to this analysis included significant deterioration of overall Company value, continued negative trends with respect to carrier capital expenditure plans and related demand for wireless construction services and perceived reduction in value of similar site development construction services businesses. As a result of this analysis, using a discounted cash flow valuation method for estimating fair value, $13.4 million of goodwill within the site development construction reporting unit was determined to be impaired as of June 30, 2002 and was written off in the second quarter of 2002. The $13.4 million goodwill impairment charge is included within restructuring and other charge in the nine months ended September 30, 2002 Consolidated Statement of Operations.

      Since the beginning of this year, we believe that the environment for continued expenditures by wireless service providers has deteriorated. Declining subscriber growth and prospects for positive cash flow by wireless service providers have adversely affected the access to and cost of capital for wireless service provides as evidenced by declines in the market value of both their debt and equity securities. We believe that if the capital markets conditions remain difficult for the telecommunications industry, wireless service providers will choose to conserve capital and may not spend as much as originally anticipated. If wireless carrier capital expenditures and their ability to access capital remains weak or deteriorates further, we believe our revenues and gross profit from the site development consulting and construction segments of our business, potentially the collectibility of our accounts receivable, and the valuation of certain of our long-lived assets may be negatively impacted. Short term, variable capital markets conditions may adversely impact carrier demand for our tower space, and consequently our site leasing revenue and the credit quality of our customers. We believe that, over the longer term however, site leasing revenues will continue to increase as carriers continue to deploy new antenna sites to address issues of network capacity and quality.

RESULTS OF OPERATIONS

      As we continue to shift our revenue mix more towards site leasing, operating results in prior periods may not be meaningful predictors of future results. You should be aware of the dramatic changes in the nature and scope of our business when reviewing the ensuing discussion of comparative historical results. We expect that the acquisitions consummated to date, as well as our new tower builds, will have a material impact on future revenues, expenses and net loss. Revenues, cost of revenues, depreciation and amortization, and interest expense each increased significantly in the three and nine months ended September 30, 2002, as compared to the respective periods in the prior year, and some or all of those items may continue to increase significantly in future periods.

THIRD QUARTER 2002 COMPARED TO THE THIRD QUARTER 2001

      Total revenues increased 6.4% to $67.0 million for the third quarter of 2002 from $63.0 million for the third quarter of 2001. Site development revenues decreased 12.1% to $31.1 million in the third quarter of 2002 from $35.4 million in the third quarter of 2001 due to a decrease in site development construction revenue. Site development consulting revenues increased 33.7% to $6.7 million for the third quarter 2002 from $5.0 million for the third quarter of 2001, due to several new contracts for site acquisition and zoning services from wireless communications carriers. Site development construction revenues decreased 19.6% to $24.4 million for the third quarter of 2002 from $30.4 million for the third quarter of 2001, due primarily to a weaker environment for wireless carrier capital expenditures on or around cell sites and increased price competition. We believe that wireless carriers will continue to conserve capital in the fourth quarter which may continue to adversely affect site development revenues. Site leasing revenues increased 29.9% to $36.0 million for the third quarter of 2002, from $27.7 million for the third quarter of 2001, due to the increased number of tenants added to our towers, higher average rents received and the increase in the number of towers added in our portfolio. While we expect continued growth in leasing revenue and tower cash flow growth throughout 2002 and into 2003, the level of such growth may be adversely affected by lower wireless carrier capital expenditures.

      Total cost of revenues increased 5.7% to $39.2 million for the third quarter of 2002 from $37.1 million for the third quarter of 2001. Site development cost of revenues decreased 4.9% to $25.9 million for the third quarter of 2002 from $27.2 million in the third quarter of 2001 resulting from a decrease in cost of site development construction revenue which exceeded the increase in cost of site development consulting revenues. Site development consulting cost of revenues increased 49.0% to $5.1 million for the third quarter of 2002 from $3.4 million for the third quarter of 2001 due primarily to higher levels of activity and increased personnel costs. Site development construction cost of revenues decreased 12.7% to $20.8 million for the third quarter of 2002 from $23.8 million in the third quarter of 2001 due primarily to lower levels of activity. Site leasing cost of revenues increased 34.8% to $13.3 million for the third quarter of 2002 from $9.9 million for the third quarter of 2001, due to the increased number of towers owned resulting in an increased amount of lease payments to site owners and related site costs as well as increases in operating costs of sites in Puerto Rico, maintenance and property taxes.

Gross profit increased 7.4% to $27.8 million for the third quarter of 2002 from $25.9 million for the third quarter of 2001, due to increased site leasing gross profit offset by a decrease in site development gross profit. Gross profit from site development decreased 36.1% to $5.2 million in the third quarter of 2002 from $8.1 million in the third quarter of 2001 due to lower revenue and lower pricing without a commensurate reduction in cost. Gross profit margin on site development consulting decreased to 23.3% for the third quarter of 2002 from 31.1% for the third quarter of 2001, reflecting different stages of project completions and more competitive pricing for our services. Gross profit margin on site development construction decreased to 15.0% for the third quarter of 2002 from 21.7% for the third quarter of 2001 resulting from lower pricing due to increased competition. We expect this pricing competition to continue and gross profit margin on site development construction to remain in the mid-to-high teen percentage range in the foreseeable future. Gross profit for the site leasing business increased 27.2% to $22.6 million in the third quarter of 2002 from $17.8 million in the third quarter of 2001, and site leasing gross profit margin decreased to 62.9% in the third quarter of 2002 from 64.3% in the third quarter of 2001. The increased gross profit was due to the substantially greater number of towers owned, the increase in the number of tenants and greater average revenue per tower in the 2002 period. The decrease in gross profit margin was due to the percentage increase in site leasing cost of revenue exceeding the percentage increase in site leasing revenues as a result of the factors previously discussed above. We believe that tower cash flow margins will resume their sequential growth in the fourth quarter and continue for the foreseeable future. As a percentage of total revenues, gross profit increased slightly to 41.5% of total revenues for the third quarter of 2002 from 41.1% for the third quarter of 2001 due primarily to increased levels of higher margin site leasing gross profit.

      Selling, general and administrative expenses decreased 10.3% to $9.0 million for the third quarter of 2002 from $10.0 million for the third quarter of 2001. Selling, general and administrative expenses, net of non-cash compensation expense, as a percentage of total revenue has also decreased to 12.3% for the third quarter of 2002 as compared to 14.5% for the third quarter of 2001. The decrease in selling, general and administrative expenses primarily resulted from the reduction of offices, elimination of personnel and elimination of other infrastructure that had previously been necessary to support our prior level of new asset growth but is no longer required as a result of the restructuring previously discussed. Depreciation and amortization increased to $26.4 million for the third quarter of 2002 as compared to $20.1 million for the third quarter of 2001. This increase is directly related to the increased amount of fixed assets (primarily towers) we owned in 2002 as compared to 2001, offset by a decrease in amortization resulting from the write-off of goodwill which was made in connection with the implementation of SFAS No. 142, discussed previously.

      In the third quarter of 2002, we recorded an additional $1.2 million in restructuring expense relating to a continued reduction in the scale of our new tower construction activities. Of the $1.2 million charge, approximately $.6 million relates primarily to the abandonment of new tower build construction in process on 6 sites. The abandonment of new tower build construction in process resulted in the full write off of all costs incurred to date. The remaining $.6 million relates primarily to the costs of additional employee separations for approximately 50 employees and exit costs associated with the closing and consolidation of approximately 8 additional offices.

      Operating loss was $(8.8) million for the third quarter 2002, as compared to an operating loss of $(28.6) million for the third quarter of 2001. This decrease in operating loss primarily is a result of a $24.4 million restructuring and other charge being recorded in the third quarter of 2001 versus $1.2 million in the third quarter of 2002. Total other expenses increased to $(22.4) million for the third quarter of 2002, as compared to $(20.1) million for the third quarter of 2001, primarily as a result of increased non-cash amortization of original issue discount and debt issuance costs and a reduction in interest income. The increase in non-cash amortization in 2002 is primarily due to higher accretion on the 12% senior discount notes. The decrease in interest income in 2002 is attributable to lower cash balances in 2002 as compared to 2001. Net cash interest expense remained fairly consistent between the third quarter of 2002 and 2001. Although the aggregate principal amount of total debt increased from the prior year, the resulting increase in interest expense associated with the higher principal in the third quarter of 2002 was offset by the interest rate reduction arising from the Company's interest rate swap agreement. As the interest rate swap agreement was terminated subsequent to September 30, 2002, we expect an increase in interest expense in future periods, which is somewhat dependent on market interest rates.

Net loss was $(31.7) million for the third quarter of 2002 as compared to net loss of $(49.1) million for the third quarter of 2001. The decrease in net loss primarily is a result of the significant decrease in the restructuring and other charge previously discussed, lower selling, general and administrative expenses, and higher gross profit partially offset by higher depreciation and amortization and higher net interest expense.

      Earnings (loss) before interest, taxes, depreciation, amortization, non-cash charges and unusual or non-recurring expenses ("EBITDA") increased 16.9% to $19.6 million for the third quarter of 2002 from $16.8 million in the third quarter of 2001. The following table provides a reconciliation of EBITDA to net loss:

                                                               Three months ended September 30,
                                                                  2002               2001
                                                             ----------------   ----------------
                                                                      (in thousands)
      EBITDA/(1)/                                            $         19,597   $         16,769
      Interest expense, net of amounts capitalized                    (14,249)           (14,099)
      Amortization of original issue discount
       and debt issuance costs                                         (8,461)            (7,614)
      Interest income                                                     338              1,578
      Provision for income taxes                                         (558)              (408)
      Depreciation and amortization                                   (26,378)           (20,145)
      Other                                                                11                 54
      Non-cash compensation expense                                      (748)              (854)
      Restructuring and other charge                                   (1,225)           (24,399)
                                                             ----------------   ----------------

      Net loss                                               $        (31,673)  $        (49,118)
                                                             ================   ================

/(1)/ EBITDA is not intended to represent cash flows for the periods presented, nor has it been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States.

NINE MONTHS ENDED 2002 COMPARED TO THE NINE MONTHS ENDED 2001

      Total revenues increased 15.5% to $200.6 million for the first nine months of 2002 from $173.7 million for the first nine months of 2001. Site development revenues decreased 3.0% to $97.9 million in the first nine months of 2002 from $100.9 million in the first nine months of 2001 due to decreases in site development construction revenues. Site development consulting revenues increased 16.4% to $22.0 million for the first nine months of 2002 from $18.9 million for the first nine months of 2001, due to the increased demand for site acquisition and zoning services from wireless communications carriers. Site development construction revenues for the first nine months of 2002 decreased 7.5% to $75.9 million for the first nine months of 2002 from $82.0 million for the first nine months of 2001. This decrease is due to a weaker environment for wireless carrier capital expenditures. We believe that wireless carriers will continue to conserve capital in the fourth quarter which will continue to adversely affect site development revenues. Revenues of $10.6 million and $6.4 million were contributed in the nine months ended September 30, 2002 and 2001, respectively by a company acquired in June 2001. Site leasing revenues increased 41.0% to $102.7 million for the first nine months of 2002, from $72.9 million for the first nine months of 2001, due to the increased number of tenants added to our towers, higher average rents received and the increase in the number of towers added to our portfolio.

      Total cost of revenues increased 11.4% to $115.4 million for the first nine months of 2002 from $103.6 million for the first nine months of 2001. Site development cost of revenues increased 2.2% to $79.1 million for the first nine months of 2002 from $77.5 million in the first nine months of 2001 due to the increased volume in site development consulting revenues. Site development consulting cost of revenues increased 29.0% to $16.6 million for the first nine months of 2002 from $12.8 million for the first nine months of 2001 due primarily to higher levels of activity and increased personnel costs. Site development construction cost of revenues decreased 3.2% to $62.6 million for the first nine months of 2002 from $64.6 million in the first nine months of 2001 due primarily to reduced revenues and higher costs. Site leasing cost of revenues increased 38.9% to $36.3 million for the first nine months of 2002 from $26.1 million for the first nine months of 2001, due primarily to the increased number of towers owned resulting in an increased amount of lease payments to site owners and related site costs as well as increased costs for operating costs for sites in Puerto Rico, maintenance, and property taxes.

      Gross profit increased 21.4% to $85.2 million for the first nine months of 2002 from $70.2 million for the first nine months of 2001, primarily due to increased site leasing revenues. Gross profit from site development decreased 20% to $18.7 million in the first nine months of 2002 from $23.4 million in the first nine months of 2001 due to lower site development consulting and construction margins. Gross profit margin on site development consulting decreased to 24.6% for the first nine months of 2002 from 32.0% for the first nine months of 2001, reflecting different stages of project completions and more competitive pricing for our services. Gross profit margin on site development construction decreased to 17.6% during the first nine months of 2002 from 21.2% during the first nine months of 2001. The decrease is due to increased price competition which we are currently experiencing in the market place. We expect this pricing competition to continue and gross profit margins on site development construction to be in the mid to high teen percentage range for the foreseeable future. Gross profit for the site leasing business increased 42.2% to $66.5 million in the first nine months of 2002 from $46.7 million in the first nine months of 2001, and site leasing gross profit margin improved slightly to 64.7% in the first nine months of 2002 from 64.2% in the first nine months of 2001. The increased gross profit was due to the substantially greater number of towers owned, the increase in the number of tenants and the greater average revenue per tower in the 2002 period. The increase in gross margin was due to the increase in average revenue per tower, which was greater than the increase in average expenses. As a percentage of total revenues, gross profit increased to 42.5% of total revenues for the first nine months of 2002 from 40.4% for the first nine months of 2001 due primarily to increased levels of higher margin site leasing gross profit.

      Selling, general and administrative expenses decreased 12.9% to $27.4 million for the first nine months of 2002 from $31.4 million for the first nine months of 2001. Selling, general and administrative expenses, net of non-cash compensation expense, as a percentage of total revenue has also decreased to 12.7% for the first nine months of 2002 as compared to 16.6% for the first nine months of 2001. The decrease in selling, general and administrative expenses primarily resulted from a decrease in developmental expenses as well as the reduction of offices, elimination of personnel and elimination of other infrastructure that had previously been necessary to support our prior level of new asset growth but is no longer required as a result of the restructuring previously discussed. Included within selling, general and administrative expenses is a provision for doubtful accounts. The provision for doubtful accounts increased to $1.6 million for the first nine months of 2002 from $1.2 million for the first nine months of 2001, reflecting our assessment of a more challenging financial environment for our customers in 2002. Depreciation and amortization increased to $76.6 million for the first nine months of 2002 as compared to $53.5 million for the first nine months of 2001. This increase is directly related to the increased amount of fixed assets (primarily towers) we owned in 2002 as compared to 2001, offset by a decrease in amortization resulting from the write-off of goodwill which was made in connection with the implementation of SFAS No. 142 previously discussed.

      In the first nine months of 2002, we recorded a $63.0 million restructuring and other charge relating to a reduction in the scale of our new tower construction activities and the impairment of certain tower assets held and used in operations. Of the $63.0 million charge, approximately $39.8 million relates to the abandonment of new tower build and acquisition work in process and related construction materials on approximately 764 sites and $16.4 million relates to the impairment of approximately 144 tower sites held and used in operations. The abandonment of new tower build and acquisition work in process resulted in the full write off of all costs incurred to date. The impairment of operational tower assets resulted primarily from our evaluation of the fair value of our operating tower portfolio through a discounted cash flow analysis. Towers determined to be impaired were primarily towers with no current tenants and little or no prospects for future lease-up. The remaining $6.8 million of restructuring expense relates primarily to the costs of employee separation for approximately 470 employees and exit costs associated with the closing and consolidation of approximately 40 offices. Exit costs associated with the closing and consolidation of offices primarily represented our estimate of future lease obligations after considering sublease opportunities.

      Operating loss was $(95.2) million for the first nine months 2002, as compared to an operating loss of $(39.2) million for the first nine months of 2001. This increase in operating loss is a result of $76.4 million of restructuring and other charge being recorded in the nine months ended September 30, 2002 versus $24.4 in the nine months ended September 30, 2001. Total other expenses increased to $(65.4) million for the first nine months of 2002, as compared to $(50.0) million for the first nine months of 2001, primarily as a result of increased cash interest expense, increased non-cash amortization of original issue discount and debt issuance costs, and a reduction in interest income. The increase in interest expense is primarily due to a full quarter of interest expense on our $500.0 million 10 1/4 % senior notes in the first quarter of 2002 compared to a partial quarter of interest expense on these senior notes in the first quarter of 2001 and to higher principal amounts outstanding under the senior credit facility in 2002 as compared to 2001. Although the aggregate principal amount of total debt increased from the prior year, the resulting increase in interest expense associated with the higher principal in 2002 was offset by the interest rate reduction arising from the Company's interest rate swap agreement. As the interest rate swap agreement was terminated subsequent to September 30, 2002, we expect an increase in interest expense in future periods, which is somewhat dependent on market interest rates. The increase in non-cash amortization is primarily due to higher accretion on the 12% senior discount notes. The decrease in interest income is due to the Company having lower cash balances to invest during 2002.

      During the period ended June 30, 2002, we completed the transitional impairment test of goodwill required under SFAS 142, which was adopted effective January 1, 2002. As a result of completing the required transitional test, the Company recorded a charge retroactive to the adoption date for the cumulative effect of the accounting change in the amount of $80.6 million, representing the excess of the carrying value of reporting units as compared to estimated fair value. Of the total $80.6 million cumulative effect adjustment, $61.6 million related to the site development construction reporting segment and $19.0 million related to the site leasing reporting segment. The change modifies the first quarter's previously reported net loss of $83.2 million, or ($1.70) per share, to $163.8 million, or ($3.34) per share.

      During the first and second quarters of 2002, we recorded additional goodwill totaling approximately $13.4 million resulting from the achievement of certain earn-out obligations under various construction acquisition agreements entered into prior to July 1, 2001. In accordance with SFAS 142, in addition to the transitional test described above, goodwill is subject to an impairment assessment at least annually, or at any time that indicators of impairment are present. We determined, that as of June 30, 2002, indicators of impairment were present, thereby requiring an impairment analysis be completed. The indicators of impairment during the quarter ended June 30, 2002 giving rise to this analysis included significant deterioration of overall Company market value, continued negative trends with respect to carrier capital expenditure plans, related demand for wireless construction and perceived reduction in value of similar site development construction services business. As a result of this analysis, using a discounted cash flow valuation method for estimating fair value, $13.4 million of goodwill within the site development construction reporting unit was determined to be impaired as of June 30, 2002. The $13.4 million goodwill impairment charge is included within restructuring and other charge in the Consolidated Statement of Operations for the nine months ended September 30, 2002.

      Net loss was $(242.8) million for the first nine months of 2002 as compared to net loss of $(95.4) million for the first nine months of 2001. This increase in net loss is primarily a result of higher depreciation and amortization expense, higher net interest expense, the $76.4 million restructuring and other charge previously discussed and the $80.6 million cumulative effect of change in accounting principle previously discussed offset by higher gross profit and lower selling, general and administrative expenses.

      Earnings (loss) before interest, taxes, depreciation, amortization, non-cash charges and unusual or non-recurring expenses ("EBITDA") increased 44.6% to $59.7 million for the first nine months of 2002 from $41.3 million in the first nine months of 2001. The following table provides a reconciliation of EBITDA to net loss:

                                                               Nine months ended September 30,
                                                                  2002               2001
                                                             ----------------   ----------------
                                                                      (in thousands)
      EBITDA/(1)/                                            $         59,695   $         41,289
      Interest expense, net of amounts capitalized                    (41,042)           (34,736)
      Amortization of original issue discount
       and debt issuance costs                                        (24,748)           (21,870)
      Interest income                                                     434              6,785
      Provision for income taxes                                       (1,637)            (1,240)
      Depreciation and amortization                                   (76,625)           (53,520)
      Other                                                               (29)              (142)
      Non-cash compensation expense                                    (1,860)            (2,533)
      Restructuring and other charge                                  (76,428)           (24,399)
      Cumulative effect of change in accounting
         Principle                                                    (80,592)                 -
      Extraordinary item                                                    -             (5,069)
                                                             ----------------   ----------------

      Net loss                                               $       (242,832)  $        (95,435)
                                                             ================   ================

/(1)/ EBITDA is not intended to represent cash flows for the periods presented, nor has it been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States.

LIQUIDITY AND CAPITAL RESOURCES

      SBA Communications Corporation is a holding company with no business operations of its own. Our only significant asset is the outstanding capital stock of SBA Telecommunications, Inc., which owns, directly or indirectly, the capital stock of our subsidiaries. We conduct all our business operations through our subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries. Even if we decided to pay a dividend on or make a distribution of the capital stock of our subsidiaries, we cannot assure you that our subsidiaries will generate sufficient cash flow to pay a dividend. Our ability to pay cash or stock dividends is restricted under the terms of our senior credit facility and the indentures related to our 10 1/4% senior notes and 12% senior discount notes.

      Net cash used in operations during the nine months ended September 30, 2002 was $(23.7) million as compared to net cash provided by operations of $14.8 million during the nine months ended September 30, 2001. This decrease is primarily attributable to the cash interest payments made in February and August 2002 related to the 10 1/4% senior notes. Net cash used in investing activities for the nine months ended September 30, 2002 was $(84.5) million as compared to $(415.2) million for the nine months ended September 30, 2001. This decrease is primarily attributable to a significantly lower level of tower acquisition and new build activity in 2002 versus 2001. Net cash provided by financing activities for the nine months ended September 30, 2002 was $136.7 million compared to $455.8 million for the nine months ended September 30, 2001. The decrease in net cash provided by financing activities is primarily due to the issuance of our $500.0 million 10 1/4% senior notes completed in February 2001.

      Our cash capital expenditures for the nine months ended September 30, 2002 were $84.5 million, and for the nine months ended September 30, 2001 were $415.2 million. This decrease is a result of lower investment in new tower assets. We currently plan to make total cash capital expenditures during the year ending December 31, 2002 of $92.0 million to $100.0 million. All of these planned capital expenditures are expected to be funded by cash on hand, cash flow from operations and borrowings under our senior credit facility. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio and complete pending build to suit obligations.

      Our balance sheet reflected positive working capital of $32.7 million as of September 30, 2002 compared to negative working capital of $(21.4) million as of December 31, 2001. This change is primarily attributable to the timing of borrowings under our credit facility, receipts for accounts receivable, payment of accounts payable, accrued expenses and interest payable related to our business operations.

      At September 30, 2002 we had $500.0 million outstanding on our 10 1/4% senior notes. The 10 1/4% senior notes mature February 1, 2009. Interest on these notes is payable on February 1 and August 1 of each year, and began on August 1, 2001. Additionally, at September 30, 2002, we had $256.3 million outstanding on our 12% senior discount notes, net of unamortized original issue discount of $12.7 million. The 12% senior discount notes mature on March 1, 2008. The 12% senior discount notes accrete in value until March 1, 2003. Thereafter interest will accrue and will be payable on March 1 and September 1 of each year, commencing on September 1, 2003. Each of the 10 1/4% senior notes and the 12% senior discount notes are unsecured and are pari passu in right of payment with our other existing and future senior indebtedness. The 10 1/4% senior notes and the 12% senior discount notes place certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sale of assets, transactions with affiliates, sale and leaseback transactions, certain investments and our ability to merge or consolidate with other entities.

      In June 2001, SBA Telecommunications, Inc., our principal subsidiary, entered into a $300.0 million senior secured credit facility. This facility was amended in January 2002 and further amended in August 2002. The senior credit facility as amended, provides for a $100.0 million term loan and a $200.0 million revolving loan, the availability of which is based on compliance with certain covenants. As of September 30, 2002, SBA Telecommunications, Inc., had $248.0 million in loans outstanding under this facility, $100.0 million of the term loan and $148.0 million of the revolver. In addition, as of September 30, 2002, $16.1 million of letters of credit were issued and outstanding, under the senior credit facility. The term loan and the revolving loan mature June 15, 2007 and repayment of the term loan begins in September 2003 ($2.5 million is due for repayment on September 30, 2003). Borrowings under the senior credit facility accrue interest at the Euro dollar rate plus a margin or a base rate plus a margin, as defined in the agreement. At September 30, 2002, we had the $100.0 million term loan outstanding under the senior credit facility at variable rates of 3.99% to 4.05% and $148.0 million outstanding under the revolving credit facility at variable rates of 4.03% to 4.11%. The senior credit facility requires us to maintain specified financial ratios, including ratios regarding our consolidated debt coverage, debt service, cash interest expense and fixed charges for each quarter and satisfy certain financial condition tests including maintaining minimum consolidated EBITDA. The senior credit facility also places certain restrictions on, among other things, the incurrence of debt and liens, the sale of assets, capital expenditures, transactions with affiliates, sale and lease-back transactions and the number of towers that can be built without anchor tenants. The August 2002 amendment adjusted certain covenants and financial covenants, but did not change the amount or repayment terms of the facility. Specifically, the August 2002 amendment (1) amended certain financial covenants to (a) decrease the required ratios for cash interest expense coverage, fixed charges coverage and debt service coverage in 2003 to 2005 and (b) reduce the permitted senior leverage and debt per tower ratios and (2) increased the interest margin over the Euro dollar rate as specified in the original agreement by 25 basis points. Availability under the senior credit facility is determined by various financial covenants, financial ratios and other conditions. As of September 30, 2002 we were in full compliance with the covenants contained in the senior credit facility, however, our ability to continue to comply with the covenants and access the available funds under the credit facility will depend on our future financial performance. As of September 30, 2002, we had $52.0 million available under the revolver, less $16.1 million of letters of credit currently issued and outstanding on our behalf. Subsequent to September 30, 2002 the Company borrowed $7.0 million under its revolving credit facility, the proceeds of which were used to satisfy an earn-out obligation associated with its site development construction segment. The senior credit facility is secured by substantially all of the assets of SBA Telecommunications, Inc. and its subsidiaries.

      We define free cash flow/(1)/ as EBITDA less net cash interest, cash capital expenditures and cash taxes. The attainment of sustained positive free cash flow is a goal of the Company. If carrier activity levels remain at third quarter 2002 levels, we project we will be free cash flow break-even in the first quarter of 2003, falling back to negative free cash flow in the second quarter of 2003 and remaining there through 2003 as our 12% discount notes go cash pay. Assuming carrier activity levels remain the same as third quarter 2002, we project sustained positive free cash flow in 2004.

      /(1)/Free cash flow is not intended to represent cash flows for the periods presented, nor has it been presented as an alternative to cash flows from operations or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States.

      We are focused on maintaining sufficient liquidity until we reach our goal of sustained positive free cash flow. We believe our cash on hand, remaining credit facility availability, anticipated increased EBITDA for 2003 as compared to 2002 and dramatically reduced capital expenditures provide us with sufficient liquidity until we reach our goal. However, if carrier activity levels remain at third quarter 2002 levels, we may not comply with one or more of our financial covenants under our senior credit facility as early as the second quarter of 2003. The failure to maintain compliance with financial covenants may result in a default under the senior credit facility which could result in the senior credit facility lenders exercising their remedies, unless we are able to secure a waiver or amendment from such lenders. That could, without such waiver or amendment, in turn, lead to a default under the 10 1/4% senior notes indenture and/or the 12% senior discount notes indenture and lead to the trustees under such indentures exercising available remedies.

      We have significant levels of indebtedness under the senior credit facility, the 10 1/4% senior notes and the 12% senior discount notes. In order to manage these significant levels of indebtedness, we are exploring a number of alternatives, including selling assets, issuing equity, repurchasing, restructuring or refinancing or exchanging for equity some or all of our debt, or pursuing other financial alternatives, and may from time to time implement one or more of these alternatives. One or more of the alternatives may include the possibility of issuing additional shares of common stock or securities convertible into shares of common stock or converting our existing indebtedness into shares of common stock or securities convertible into shares of common stock, any of which would dilute our existing stockholders. No assurances can be given that any particular transaction will be completed nor can any prediction or assurance be made regarding the possible impact of future transactions on our business, results or capitalization. Our ability to make interest or principal payments on our indebtedness, comply with the financial covenants in our indebtedness documents, or effectively implement any of these alternatives to reduce our levels of indebtedness is dependent on many factors, including, principally, our future financial performance, some of which factors are subject to risks beyond our control. These risks include the general economic conditions of the wireless communications industry, and specifically the wireless carriers' ability to access and/or their willingness to expend capital to fund capital expenditures.

      We have on file with the Securities and Exchange Commission ("SEC") shelf registration statements on Form S-4 registering up to a total of 8.0 million shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services at various locations in the United States. During the nine months ended September 30, 2002, we issued 1.3 million shares of Class A common stock under these registration statements in connection with one acquisition and certain earn-outs. As of September 30, 2002, we had 4.4 million shares of Class A common stock remaining available under these shelf registration statements.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In October 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This standard requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We have not determined the effect adoption of SFAS 143 will have on the consolidated financial statements, but believe it may be material given our obligations to restore leaseholds to their original condition upon termination of ground leases underlying a majority of our towers.

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

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and nullified EITF Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. We are required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. We have not determined the effect adoption of SFAS 146 will have on the Consolidated Financial Statements.

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

      We perform periodic credit evaluations of our customers. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the capital markets and the ability of wireless carriers to access capital remains weak or further deteriorates, we believe the collectibility of our accounts receivable may be negatively impacted. Our accounts receivable balance was $45.7 million, which is net of an allowance for doubtful accounts of $4.5 million as of September 30, 2002.

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
               Buildings and improvements                     5 - 26 years

      Capitalized costs incurred subsequent to when an asset is originally placed in service are depreciated over the remaining estimated useful life of the respective asset. Changes in an asset's estimated useful life are accounted for prospectively, with the book value of the asset at the time of the change being depreciated over the revised remaining useful life term. The restructuring charge of $63.0 million recorded in the first nine months of 2002 includes a $16.4 million asset impairment charge. The asset impairment charge was determined through a fair value evaluation of our tower asset portfolio as of March 31, 2002 using a discounted cash flow analysis. The tower assets determined to be impaired were primarily those with no current tenants and little or no lease-up potential. Long-lived assets are subject to an impairment assessment any time that indicators of impairment are present. If wireless carrier capital expenditures and their ability to access capital remain weak or deteriorate further, we believe the valuation of certain of our long-lived assets may be negatively impacted.

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

GOODWILL

      During the period ended June 30, 2002, we completed the transitional impairment test of goodwill required under SFAS 142, which was adopted effective January 1, 2002. As a result of completing the required transitional test, we recorded a charge retroactive to the adoption date for the cumulative effect of the accounting change in the amount of $80.6 million, representing the excess of the carrying value of reporting units as compared to their estimated fair value. Of the total $80.6 million cumulative effect adjustment, $61.6 million related to the site development construction reporting segment and $19.0 million related to the site leasing reporting segment. The change modifies the first quarter's previously reported net loss of $82.3 million, or ($1.70) per share to $163.8 million, or ($3.34) per share.

      During the first and second quarter of 2002, we recorded additional goodwill totaling approximately $13.4 million resulting from the achievement of certain earn-out obligations under various construction acquisition agreements entered into prior to July 1, 2001. In accordance with SFAS 142, in addition to the transitional test described above, goodwill is subject to an impairment assessment at least annually, or at any time that indicators of impairment are present. We determined that as of June 30, 2002 indicators of impairment were present, thereby requiring an impairment analysis be completed. The indicators of impairment during the quarter ended June 30, 2002 giving rise to this analysis included significant further deterioration of Company value, the Company's further activities under its restructuring plan, and market conditions related to demand for wireless construction services. As a result of this analysis, using a discounted cash flow valuation method for estimating fair value, $13.4 million of goodwill within the site development construction segment was determined to be impaired as of June 30, 2002. The $13.4 million goodwill impairment charge is included within restructuring and other charge in the Consolidated Statement of Operations for the nine months ended September 30, 2002. The Company is subject to contingent earn-out obligations associated with an acquisition within its site development construction segment of up to $7.0 million if certain earnings targets are achieved. If future obligations are incurred under such agreement, resulting goodwill will be assessed at that time under the provisions of SFAS 142.

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

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $154.0 million as of September 30, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses carried forward before they expire. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could impact our financial position and results of operations. The net deferred tax liability as of September 30, 2002 was $18.5 million.

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

      The following table presents the future principal payment obligations and weighted average interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of September 30, 2002:

                                                              Expected Maturity Date
                                                                 (in thousands)
                                     -------------------------------------------------------------------------------------
                                     2002      2003        2004         2005         2006       Thereafter     Fair Value
                                     -----   --------   ----------   ----------   ----------   ------------   -----------
LIABILITIES
Long-term debt:
Fixed rate (12.0%)                      --         --           --           --           --   $    269,000   $    147,950
Fixed rate (10 1/4%)                    --         --           --           --           --   $    500,000   $    275,000
Term loan, $100.0 million
 variable rates (3.99% to
 4.05% at September 30, 2002)           --   $  5,000   $   15,000   $   25,000   $   25,000   $     30,000   $    100,000
Revolving loan, variable rate,
 (4.03% to 4.11% at
 September 30, 2002)                    --         --           --           --           --   $    148,000   $    148,000
Notes payable, variable rates
   (2.82% to 11.4% at
   September 30, 2002)               $  37   $    125           --           --           --             --   $        162

INTEREST RATE DERIVATIVES
Interest rate swap:
Fixed to variable                       --         --           --           --           --   $    100,000   $      7,156
Average pay rate                        --         --           --           --           --           6.45%            --
Average receive rate                    --         --           --           --           --          10.25%            --

      In January 2002, we entered into an interest rate swap agreement to manage our exposure to interest rate movements and to take advantage of a favorable interest rate environment by effectively converting a portion of our debt from fixed to variable rates. The notional principal amount of the interest rate swap is $100.0 million. The maturity date of the interest rate swap matches the principal maturity date of the 10 1/4% senior notes, the underlying debt (February 2009). This swap involves the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amount. The variable rates are based on six-month EURO rate plus 4.47% and are reset on a semi-annual basis. Subsequent to September 30, 2002, the counter-party to the interest rate swap agreement elected to terminate the swap agreement effective October 15, 2002. In connection with this termination, the counter-party paid the Company $6.2 million, which includes approximately $0.8 million in accrued interest. The remaining $5.4 million received will be deferred and recognized as a reduction to interest expense over the remaining term of the senior notes using the effective interest method.

      Our primary market risk exposure relates to (1) the interest rate risk on variable-rate long-term and short-term borrowings, (2) our ability to refinance our 10 1/4% senior notes and our 12% senior discount notes, at maturity at market rates, and (3) the impact of interest rate movements on our ability to meet financial covenants. We manage the interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

SENIOR NOTE DISCLOSURE REQUIREMENTS

      The indentures governing our 10 1/4% senior notes and our 12% senior discount notes require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries and the disclosure to be made of Tower Cash Flow, as defined in the indentures, for the most recent fiscal quarter and Adjusted Consolidated Cash Flow, as defined in the indentures, for the most recently completed four-quarter period. As of September 30, 2002 we had no unrestricted subsidiaries. Tower Cash Flow, as defined in the indentures, for the three months ended September 30, 2002 was $18.2 million. Adjusted Consolidated Cash Flow for the twelve months ended September 30, 2002 was $82.4 million.

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

      These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

     . our estimates regarding our liquidity and our ability to continue to access availability under our senior credit facility and comply with the covenants contained in our senior credit facility;

     . our expectation on the level of wireless carrier cell-site expenditures and the resulting impact on our estimate that our operations will be positive free cash flow break even by early 2003, negative in the latter part of 2003, and sustained positive by 2004;

     . the impact of the restructuring plan on our future financial performance, long-term growth rates, liquidity and free cash flow position;

     . our expectation that no additional material restructuring costs related to the February 2002 plan are expected;

     . our strategy to transition the primary focus of our business from site development services toward the site leasing business, and the consequent shift in our revenue stream from project driven revenues to recurring revenues;

     . anticipated trends in the site development industry, including expectations regarding pricing competition and that carriers will continue to conserve capital during the fourth quarter and the impact of these trends on our revenue, gross margin, and profits, the collectibility of our accounts receivable and the valuation of our long-lived assets;

     . anticipated trends in the site leasing industry, including the impact of the capital markets on carrier demand, and its effect on our site leasing revenues;

     . our expectation regarding continued growth in our leasing revenue and tower cash flow throughout 2002 and into 2003 and our expectation for tower cash flow margin;

     . our belief regarding the financial impact of certain accounting pronouncements; and

     . our estimate of non-cash compensation expense in each year from 2002 through 2006.

      These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

     . our inability to sufficiently increase our revenues and maintain or decrease expenses and cash capital expenditures sufficiently to permit us to meet our free cash flow expectations;

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

     . our ability to retain current lessees on our towers;

     . our ability to realize economies of scale for our tower portfolio; and

     . the continued use of towers and dependence on outsourced site development services by the wireless communications industry.

      We assume no responsibility for updating forward-looking statements in this quarterly report.

ITEM 4:  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         99.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         99.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

           The Company filed a report on Form 8-K on August 20, 2002. In the report, the Company reported under Item 9, that it recently issued an Investor News Report dated August 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 14, 2002                               /s/  John Marino
                                              -------------------------
                                              John Marino
                                              Chief Financial Officer
                                              (Duly Authorized Officer)


November 14, 2002                               /s/  John F. Fiedor
                                              ------------------------------
                                              John F. Fiedor
                                              Chief Accounting Officer
                                              (Principal Accounting Officer)

                                  CERTIFICATION

     I, Jeffrey A. Stoops, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of SBA Communications Corporation.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                      /s/ Jeffrey A. Stoops
                                              -----------------------
                                              Jeffrey A. Stoops
                                              Chief Executive Officer

                                  CERTIFICATION

     I, John Marino, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of SBA Communications Corporation.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                      /s/ John Marino
                                              -----------------------
                                              John Marino
                                              Chief Financial Officer