Form 10-K
period 2002-12-31
SBA COMMUNICATIONS CORP
filed 2003-03-31
CIK 1034054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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
Class A common stock $.01 par value

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

          The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $61.0 million as of June 28, 2002.

          The number of shares outstanding of the Registrant’s common stock (as of March 14, 2003):

Class A common stock - 45,670,043 shares
Class B common stock - 5,455,595 shares

Documents Incorporated By Reference

   Portions of the Registrant’s definitive proxy statement for its 2003 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2002, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.    BUSINESS

General

          We are a leading independent owner and operator of wireless communications towers in the continental United States, Puerto Rico and the U.S. Virgin Islands.  We generate revenues from our two primary businesses, site leasing and site development. In our site leasing business, we lease antenna space on towers and other structures that we own or manage for others. The towers that we own have either been built by us at the request of a wireless carrier or built or acquired based on our own initiative.  As of December 31, 2002, we owned or managed 3,877 towers.  In our site development business, we offer wireless service providers assistance in developing their own networks, including designing a network with friendly site identification, acquiring locations to place their antennas and transmission equipment, obtaining zoning approvals, building towers when necessary and installing and maintaining their antennas and transmission equipment. Since our founding in 1989, we have participated in the development of more than 20,000 antenna sites in 49 of the 51 major wireless markets in the United States.

Recent Developments

          As a result of certain estimates and our expectations that we will not comply with one or more of the financial covenants of our senior credit facility in 2003, the auditor’s opinion on our 2002 consolidated financial statements calls attention to substantial doubts about our ability to continue as a going concern through 2003.

          On March 17, 2003 certain of our subsidiaries entered into a definitive agreement with AAT Communications Corp. (“AAT Communications”) to sell 679 towers or, if AAT Communications elects to purchase an additional 122 towers, an aggregate of 801 towers, which represent substantially all of our towers in the western two-thirds of the U.S (the “AAT Transaction”).  Gross proceeds from the sale are anticipated to be $160.0 million if 679 towers are sold, or $203.0 million if 801 towers are sold, subject to adjustment in certain circumstances.  The AAT Transaction is expected to close in stages commencing on May 9, 2003 and ending on September 30, 2003.  We intend to use substantially all of the proceeds, net of anticipated transaction costs of approximately $5.0 million, to reduce indebtedness.  Upon consummation of the complete AAT Transaction, we will own 3,076 towers, substantially all of which will be in the eastern third of the United States.

          We entered into the AAT Transaction to address our anticipated non-compliance with certain financial covenants under our senior credit facility commencing in 2003 and to reduce our significant level of indebtedness and the risks associated with such indebtedness.  The sale is subject to a number of conditions, including an amendment to our senior credit facility.  We anticipate that the amendment to our senior credit facility would, among other things, (1) waive any default that arises as a result of receiving an audit opinion with a “going concern” qualification, (2) modify the financial covenants to levels that we believe are better aligned with our site leasing business and can be satisfied during 2003 and beyond and (3) permit certain actions that are part of the AAT Transaction.  We believe that the AAT Transaction, in conjunction with the amendment to the senior credit facility, will eliminate the issues that gave rise to the “going concern” qualification from our auditors.  Based on our current estimates of wireless carrier activity, we believe that subsequent to the successful sale of either 679 or 801 towers, and the amendment to the senior credit facility, we will have sufficient liquidity to achieve positive free cash flow.

Company Services

          We provide our services on a local basis, through regional offices, territory offices and project offices, which are opened and closed on a project-by-project basis. Operationally, we are divided into regions throughout the United States, run by regional vice presidents. Each region is divided into sub-regions run by general managers and we have further divided each sub-region into geographic territories run by local managers. Within each manager’s geographic area of responsibility, he or she is responsible for all operations, including hiring employees and opening or closing project offices, and a substantial portion of the sales in such area.

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

          The following chart shows the number of towers we built for our own account, the number of towers we acquired and the number of tenants at year-end on our towers, for the periods indicated:

	Year ended December 31,

	1998	1999	2000	2001	2002

Towers owned at the beginning of period	51	494	1,163	2,390	3,734
Towers built	310	438	779	667	141
Towers acquired	133	231	448	677	53
Towers reclassified/disposed of (1)	—	—	—	—	(51)

Towers owned at the end of period	494	1,163	2,390	3,734	3,877	(2)

Number of tenants at the end of period	601	1,794	4,904	7,693	8,437

(1)

Reclassifications reflect the combination for reporting purposes of multiple acquired tower structures on a single parcel of real estate, which we market and customers view as a single location, into a single owned tower site.  Dispositions reflect the sale, conveyance or other legal transfer of owned tower sites.

(2)	Upon consummation of the AAT Transaction, we will own 3,076 towers (assuming AAT Communications purchases 801 towers).

          At December 31, 2002, our same tower revenue growth on the 3,734 towers we owned as of December 31, 2001 was 16%, and our same tower cash flow growth on these 3,734 towers was 20% based on tenant leases signed and annualized lease amounts in effect as of December 31, 2002 and 2001.

          Our site leasing revenue comes from a variety of wireless carrier tenants, including AT&T Wireless, Cingular, Nextel, Sprint PCS, T-Mobile, and Verizon.  Site leasing revenue was $139.6 million for the year ended December 31, 2002 and $103.2 million for the year ended December 31, 2001. We believe that over the long term our site leasing revenues will continue to grow as wireless service providers continue to lease antenna space on our towers.

          Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. We lease antenna space on:

•	the towers we have constructed through carrier directives under build-to-suit programs;

•	the towers we have acquired;

•	the towers we have built on locations we have selected, which we call “strategic” new tower builds; and

•	the towers we lease, sublease and/or manage for third parties.

          A significant number of our towers were built under our build-to-suit program, through which we built towers for a wireless service provider on a location of their direction. We retained ownership of the tower and the exclusive right to co-locate additional tenants on the tower. Many wireless service providers chose the build-to-suit option as an alternative to owning the towers themselves. Our build-to-suit sites came from a variety of wireless carriers, including Alamosa PCS, AT&T Wireless, Cingular, Horizon PCS, Sprint PCS, Triton PCS and T-Mobile.

          To help maximize the revenue and profit we earn from our capital investment in the towers we own, we provide services at our tower locations beyond the leasing of antenna space. The services we provide, or may provide in the future, include generator provisioning, antenna installation, equipment installation, maintenance, and backhaul, which is the transport of the wireless signals transmitted or received by an antenna to a carrier’s network. Some of these services are recurring in nature, and are contracted for by a wireless carrier or other user in a manner similar to the way they lease antenna space.

          In February 2002, we announced the reduction of our capital expenditures for new tower development and acquisition activities.  Under this plan, we suspended any material new investment for additional towers, among other actions.  If the AAT Transaction successfully closes, we will further reduce our tower portfolio by at least 679 towers and a maximum of 801 towers.  We do not anticipate making any material additions to our tower portfolio in 2003.

Site Development Services

          Our site development business consists of two segments, site development consulting and site development construction, through which we provide wireless service providers a full range of end-to-end services. In the consulting segment of our site development business, we offer clients the following services: (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and antennas; (4) support in buying or leasing of the location; and (5) assistance in obtaining zoning approvals and permits. In the construction segment of our site development business we provide a number of services, including, but not limited to the following: (1) tower and related site construction; (2) antenna installation; and (3) radio equipment installation, commissioning and maintenance.  We have capitalized on our leadership position in the site development business and our strong relationships with wireless service providers to build and acquire towers in locations that we believe are attractive to wireless service providers.

          Our site development customers currently comprise many of the major wireless communications and services companies, including AT&T Wireless, Bechtel Corporation, Cingular, Nextel, Sprint PCS, T-Mobile and Verizon.  Site development revenue was $125.0 million for the year ended December 31, 2002 and $139.7 million for the year ended December 31, 2001.

          Our site development revenues and profit margins decreased significantly during the year ended December 31, 2002.  This decrease was primarily attributable to the substantial decline in capital expenditures by wireless carriers, particularly for our site development construction services, which adversely affected our volume of activity and our pricing levels.  During 2003, we expect these trends to continue.  Consequently, we anticipate continued decline in our site development revenues and profit margins.

Business Strategy

          Our primary strategy is to capture the maximum benefits from our position as a leading owner and operator of wireless communications towers.  Key elements of our strategy include:

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

          Geographically Focusing our Tower Ownership.    We have decided to focus our tower ownership geographically to the Eastern U.S.  Upon consummation of the AAT Transaction, substantially all of our remaining towers will be located in the eastern third of the U.S.  We believe that by focusing our site leasing activities in a smaller geographic area, where we have such a high concentration of our towers, we will improve our operating efficiencies and reduce our overhead expenses.

          Executing on a Local Basis.    We believe that substantially all of what we do is best done locally, given the nature of towers as location specific communications facilities. We believe our customers make decisions locally. We believe that to be successful in tower leasing, zoning and construction, we must have a strong local presence in the markets we serve.

          Capitalizing on our Management Experience.    Our management team has extensive experience in site leasing and site development services. Management believes that its industry expertise and strong relationships with wireless carriers will allow us to expand our position as a leading provider of site development services.

          Building on Strong Relationships with Major Wireless Service Providers.    We are well positioned to be a preferred partner in tower space leasing because of our strong relationships with wireless service and other telecommunications providers and our proven operating experience.  Additionally, we have a broad national field organization that allows us to identify and participate in site development projects across the country and that gives us knowledge of local markets and enhances our customer relationships.

          Capturing Other Revenues That Flow From our Tower Ownership.    Tenants who lease antenna space on our towers need a variety of additional services in connection with their operations at the tower site. These services include installation, maintenance and upgrading of radio transmission equipment, antennas, cabling and other connection equipment, electricity, backhaul (which is provided generally by telephone lines or a microwave antenna network), equipment shelters, data collection and network monitoring. Tenants often outsource the performance of some or all of these required services to third parties, including us. Because of our ownership of the tower, our control of the tower site and our experience and capabilities in providing these types of services, we believe that we are well positioned and intend to perform more of these services and capture the related revenue.

Customers

          Since commencing operations, we have performed site leasing and site development services for many of the largest wireless service providers. The majority of our contracts have been for PCS broadband, ESMR and cellular customers. We also serve wireless data and Internet, paging, PCS narrowband, SMR, multi-channel multi-point distribution service, or MMDS, and multi-point distribution service, or MDS, wireless providers. In both our site development and site leasing businesses, we work with large national providers and smaller local, regional or private operators.  We depend on a relatively small number of customers for our site development and site leasing revenues.  For the year ended December 31, 2002, Cingular provided 14.6% and Bechtel Corporation (contractor for AT&T Wireless and Cingular) provided 29.4% of our site development revenues.  For the year ended December 31, 2001, Nextel provided 11.6%, Sprint PCS provided 11.5% and Bechtel Corporation provided 10.9% of our site development revenues.  In addition, for the year ended December 31, 2002, AT&T Wireless provided 15.7% of our site leasing revenues.  For the year ended December 31, 2001, Nextel provided 10.4% of our site leasing revenues.

          During the past two years, we provided services for a number of customers, including:

Airgate PCS	MediaOne Group
Alamosa PCS	Nextel
Arch/PageNet	Nextel Partners
AllTel	PAC 17/A.F.L.
AT&T Wireless	Pyramid Network Services
Bechtel Corporation	Ramcell
Cingular	Sprint PCS
Cricket	Salmon PCS
Dobson Cellular	T-Mobile
General Dynamics	Triton PCS
Horizon PCS	UbiquiTel, Inc.
IWO	US Cellular
Lucent	US Unwired
MA/COM	Verizon

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

•	to further cultivate customers to sell site development services.

          We approach sales on a company-wide basis, involving many of our employees. We have a dedicated sales force that is supplemented by members of our executive management team. Our dedicated salespeople are based regionally as well as in the corporate office. We also rely on our regional vice presidents, general managers, local managers and other operations personnel to sell our services and cultivate customers. Our strategy is to delegate sales efforts to those employees of ours who have the best relationships with the wireless service providers. Most wireless service providers have national corporate headquarters with regional and local offices. We believe that providers at the regional and local levels make most decisions for site development and site leasing services with input from their corporate headquarters. Our sales representatives work with provider representatives at the regional and local levels and at the national level when appropriate. Our sales staff compensation is heavily weighted to incentive-based goals and measurements. A substantial number of our operations personnel have sales-based incentive components in their compensation plans.

          In addition to our marketing and sales staff, we rely upon our executive and operations personnel on the regional and territory office levels to identify sales opportunities within existing customer accounts.

          Our primary marketing and sales support is centralized and directed from our headquarters office in Boca Raton, Florida and is supplemented by our regional and territory offices. We have a full-time staff dedicated to our marketing efforts. The marketing and sales support staff is charged with implementing our marketing strategies, prospecting and producing sales presentation materials and proposals.

Competition

          We compete with:

•	wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers;

•	site development companies that acquire antenna space on existing towers for wireless service providers, manage new tower construction and provide site development services;

•	other large independent tower companies; and

•	smaller local independent tower operators.

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

          Our primary competitors for our site leasing activities are four large independent tower companies, American Tower Corporation, Crown Castle International Corp., Pinnacle Holdings Inc. and SpectraSite, Inc., and a large number of smaller independent tower owners.  In addition, we compete with AT&T Wireless, Sprint PCS and other wireless service providers who currently market excess space on their owned towers to other wireless service providers.

          We believe that the majority of our competitors in the site development business operate within local market areas exclusively, while some firms appear to offer their services nationally, including American Tower Corporation, AFL, Bechtel Corporation, Black & Veach, General Dynamics, and Westower.  The market includes participants from a variety of market segments offering individual, or combinations of, competing services. The field of competitors includes site development consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors, which provide end-to-end site development services through multiple subcontractors, and providers’ internal staff. We believe that providers base their decisions for site development services on a number of criteria, including a company’s experience, track record, local reputation, price and time for completion of a project. We believe that we compete favorably in these areas.

Employees

          As of February 28, 2003, we had approximately 650 employees, none of whom is represented by a collective bargaining agreement. We consider our employee relations to be good.

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

          Pursuant to the requirements of the Communications Act of 1934, as amended, the FCC, in conjunction with the FAA, has developed standards to consider proposals for new or modified towers. These standards mandate that the FCC and the FAA consider the height of proposed tower structures, the relationship of the structure to existing natural or man-made obstructions and the proximity of the towers to runways and airports. Proposals to construct or to modify existing towers above certain heights must be reviewed by the FAA to ensure the structure will not present a hazard to air navigation. The FAA may condition its issuance of a no-hazard determination upon compliance with specified lighting, marking and/or painting requirements. Towers that meet certain height and location criteria must also be registered with the FCC. A tower that requires FAA clearance will not be registered by the FCC until it is cleared by the FAA. Upon registration, the FCC may also require special lighting, marking and/or painting requirements. Owners of wireless transmission towers may have an obligation to maintain marking, painting and lighting to conform to FAA and FCC standards. Tower owners also bear the responsibility of monitoring any lighting systems and notifying the FAA of any tower lighting outage or malfunction. In addition, any applicant for an FCC antenna structure registration must certify that, consistent with the Anti-Drug Abuse Act of 1988, neither the applicant nor its principals are subject to a denial of Federal benefits because of a conviction for the possession or distribution of a controlled substance. We generally indemnify our customers against any failure to comply with applicable regulatory standards. Failure to comply with the applicable requirements may lead to civil penalties.

          The Telecommunications Act of 1996 amended the Communications Act of 1934 by preserving state and local zoning authorities’ jurisdiction over the construction, modification and placement of towers. The law, however, limits local zoning authority by prohibiting any action that would (1) discriminate between different providers of personal wireless services or (2) ban altogether the construction, modification or placement of radio communication towers. Finally, the Telecommunications Act of 1996 requires the federal government to help licensees for wireless communications services gain access to preferred sites for their facilities. This may require that federal agencies and departments work directly with licensees to make federal property available for tower facilities.

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

          State and Local Regulations.    Most states regulate certain aspects of real estate acquisition and leasing activities and construction activities. Where required, we conduct the site acquisition portions of our site development services business through licensed real estate brokers’ agents, who may be our employees or hired as independent contractors, and conduct the construction portions of our site development services through licensed contractors, who may be our employees or independent contractors. Local regulations include city and other local ordinances, zoning restrictions and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require tower owners to obtain approval from local officials or community standards organizations prior to tower construction and establish regulations regarding maintenance and removal of towers.  In addition, many local zoning authorities require tower owners to post bonds or cash collateral to secure their removal obligations.  Local zoning authorities generally have been unreceptive to construction of new transmission towers in their communities because of the height and visibility of the towers, and have, in some instances, instituted moratoria.

Backlog

          Our backlog for site development services was $29.2 million as of December 31, 2002 as compared to $58.8 million as of December 31, 2001.  We had no backlog for pending tower acquisitions as of December 31, 2002 as compared to 145 towers as of December 31, 2001.  Additionally, we had a backlog for 15 new tower builds as of December 31, 2002 as compared to 400 as of December 31, 2001.

Availability of Reports and Other Information

          Our corporate website is www.sbasite.com.  We make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and

amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 on our website under “Investor Relations—SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission (the “Commission”).  In addition, the Commission’s website is www.sec.gov.  The Commission makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Information on our website or the Commission’s website is not part of this document.

RISK FACTORS

          Our debt instruments contain restrictive covenants that could adversely affect our business.

          Our senior credit facility and the indentures governing our 10¼% senior notes and our 12% senior discount notes each contain certain restrictive covenants. Among other things, these covenants restrict our ability to incur additional indebtedness, sell assets for less than fair market value, pay dividends, redeem outstanding debt or engage in other restricted payments. If we fail to comply with these covenants, it could result in an event of default under one or all of these debt instruments.  The acceleration of amounts due under our senior credit facility will also cause a cross-default under both of our indentures.

          SBA Telecommunications, Inc. (“SBA Telecommunications”), our principal subsidiary which owns, directly or indirectly, all of the common stock of our other subsidiaries, is the borrower under our senior credit facility. The senior credit facility requires SBA Telecommunications to maintain specified financial ratios, including ratios regarding SBA Telecommunications’ consolidated debt coverage, debt service, cash interest expense and fixed charges for each quarter and satisfy certain financial condition tests including maintaining a minimum consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, non-cash charges and unusual or non-recurring expenses).  The senior credit facility also contains affirmative and negative covenants which, among other things, require us to submit audited financial statements without a “going-concern” qualification in the audit opinion and restricts our ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants.  Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not be able to do so.  A breach of any of these covenants, if not remedied within the specified period, could result in an event of default under the senior credit facility.  Based on declines that we have been experiencing in our site development business and that we believe will continue in 2003, we estimated that we would not be in compliance with one or more of the senior credit facility’s existing financial ratios or tests in 2003.

          As a result of these estimates and our expectations that we will not comply with one or more of the financial covenants of our senior credit facility in 2003, the auditor’s opinion on our 2002 consolidated financial statements calls attention to substantial doubts about our ability to continue as a going concern through 2003.

          The issuance of this audit opinion with a “going-concern” qualification, if not remedied by April 30, 2003, would be an event of default under our senior credit facility.  Upon the occurrence of this, or any other event of default, our lenders can prevent us from borrowing any additional amounts under the senior credit facility.  In addition, upon the occurrence of any event of default, other than certain bankruptcy events, our senior credit facility lenders, by a majority vote, can elect to declare all amounts of principal outstanding under the senior credit facility, together with all accrued interest, to be immediately due and payable. The acceleration of amounts due under our senior credit facility would cause a cross-default in our 10¼% senior notes and our 12% senior discount notes, thereby permitting the acceleration of such indebtedness.  If the indebtedness under the senior credit facility and/or indebtedness under our 10¼% senior notes or 12% senior discount notes were to be accelerated, our current assets would not be sufficient to repay in full the indebtedness.  If we were unable to repay amounts that become due under the senior credit facility, our lenders could proceed against the collateral granted to them to secure that indebtedness. Substantially all of our assets are pledged as security under the senior credit facility.

          As part of our plan to addresss the anticipated non-compliance with these financial covenants, and to reduce our aggregate level of indebtedness, certain of our subsidiaries entered into a definitive agreement with AAT Communications to sell 679 towers or, if AAT Communications elects to purchase an additional 122 towers, an aggregate of 801 towers.  The gross proceeds from the sale are anticipated to be $160.0 million if 679 towers are sold, or $203.0 million if 801 towers are sold, subject to adjustment in certain circumstances.  However, the AAT Transaction is subject to a number of conditions, including an amendment to our senior credit facility.  We anticipate that the amendment to our senior credit facility would, among other things, (1) waive any default that arises as a result of receiving an audit opinion with a “going concern” qualification, (2) modify the financial covenants to levels that we believe are better aligned with our site leasing business and can be satisfied during 2003 and beyond and (3) permit certain actions that are part of the AAT Transaction.  We cannot assure you that we will be able to obtain these waivers and/or amendments, especially in light of the recent financial performance of the wireless telecommunications industry and us, or that if we obtain them, we will be able to comply with the new financial covenants in the future.  Nor can we assure you that even if we do receive the necessary amendment to our senior credit facility that the AAT Transaction will be consummated.

          A full discussion of the impact of these possible defaults and management’s plans to address the liquidity and other concerns that arise as a result of the possible defaults and our significant level of indebtedness is discussed below under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Going Concern.”

          We may not be able to service our substantial indebtedness.

          As indicated below, we have and will continue to have a significant amount of indebtedness relative to our equity.

	At December 31, 2002	At December 31, 2001

	(in thousands)
Total indebtedness	$1,024,282	$845,453
Stockholders’ equity	$185,473	$450,644

          Our substantial indebtedness could have important consequences to you. For example, it could:

•	limit our ability to repay our borrowings under our senior credit facility, our 10¼% senior notes and our 12% senior discount notes;

•	limit our ability to fund future working capital, capital expenditures and development costs;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	subject us to interest rate risk;

•	place us at a competitive disadvantage to our competitors that are less leveraged;

•	require us to sell debt or equity securities or sell some of our core assets, possibly on unfavorable terms, to meet payment obligations; and

•	limit our ability to borrow additional funds.

          Our ability to service our debt obligations will depend on our future operating performance. Based on our outstanding debt as of December 31, 2002, we would require approximately $92.3 million of cash flow from operations (before net cash interest expenses) to discharge our cash interest and principal obligations for the twelve months ending December 31, 2003.  This amount is expected to increase in 2004 as our 12% senior discount notes first began to pay cash interest on March 1, 2003.  By comparison, for the twelve months ended December 31, 2002, we generated $57.1 million of cash flow from operations (before net cash interest expenses).  If we do not materially increase our cash flow in the future, we may not be able to meet our principal and interest payments on our debt obligations.  In order to manage our substantial amount of indebtedness, we may from time to time sell assets, issue equity, or repurchase, restructure or refinance some or all of our debt. We may not be able to effectuate any of these alternative strategies on satisfactory terms, if at all. The implementation of any of these alternative strategies may dilute our current shareholders, subject us to additional costs or restrictions on our ability to manage our business and could have a material adverse effect on our financial condition and growth strategy.

          Based on our current estimates, we may not have sufficient liquidity or cash flow from operations to repay the full principal amount of our 12% senior discount notes and/or our 10¼% senior notes upon their respective maturities.  Therefore, prior to the maturity of our notes we may be required to refinance and/or restructure some or all of our outstanding notes.  There can be no assurance that we will be able to refinance or restructure these notes on acceptable terms or at all.  If we were unable to refinance, restructure or otherwise repay the principal amount of these notes upon their maturity, we may need to sell assets, cease operations and/or file for protection under the bankruptcy laws.

          We pay interest on amounts outstanding under our senior credit facility at variable interest rates. We have in the past, and may again in the future, enter into interest rate swaps to effectively convert a portion of our debt from fixed to variable rates. Therefore, if interest rates were to increase, the amount of interest that we would have to pay would increase.

          We may be adversely affected by an economic slowdown.

          The significant general slowdown in the U.S. economy has negatively affected (1) the financial condition of wireless service providers, (2) the availability of capital, and the willingness of wireless service providers to utilize capital, to expand their networks and (3) may negatively affect the growth rate of consumer demand for wireless services.  We believe that the environment for continued expenditures by wireless service providers deteriorated throughout 2002 and has not materially improved.  Declining subscriber growth and prospects for positive cash flow by wireless service providers have adversely affected the access to and cost of capital for wireless service provides as evidenced by declines in the market value of both their debt and equity securities.  As a result of the economic slowdown, and the negative impact of such slowdown on the debt and equity markets, we have adjusted our business to significantly reduce and subsequently suspend any material new investment for new towers.

          We believe that if the capital markets conditions remain difficult for the telecommunications industry, wireless service providers will continue to choose to conserve capital and may not spend as much as originally anticipated.  If wireless carrier capital expenditures and their ability to access capital remains weak or deteriorates further, we believe our revenues and gross profit from the site development consulting and construction segments of our business, potentially the collectibility of our accounts receivable, and the valuation of certain of our long-lived assets may be negatively impacted.   Short term, variable capital markets conditions may adversely impact carrier demand for our tower space, and consequently our site leasing revenue and the ability of our customers to meet their obligations to us.

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

          If our wireless service provider customers consolidate or merge with each other to a significant degree, our growth, our revenue and our ability to generate positive cash flow could be adversely affected.

          Significant consolidation among our wireless service provider customers may result in reduced capital expenditures in the aggregate because the existing networks of many wireless carriers overlap, as do their expansion plans.  Similar consequences might occur if wireless service providers engage in extensive sharing or roaming or resale arrangements as an alternative to leasing our antennae space.  In January 2003, the spectrum cap, which previously prohibited wireless carriers from owning more than 45 MHz of spectrum in any given geographical area, expired.  Some wireless carriers may be encouraged to consolidate with each other as a result of this regulatory change and as a means to strengthen their financial condition.  Demand for antennae space on communication sites may be adversely affected by consolidation of our wireless service provider customers. Economic conditions have resulted in the consolidation of several wireless service providers and this trend is likely to continue. To the extent that our customers consolidate, they may terminate any duplicative leases that they have on our towers and/or may not lease as many spaces on our towers in the future. This would adversely affect our growth, our revenue and our ability to generate positive cash flow.

          Wireless voice service providers frequently enter into roaming agreements with competitors allowing them to use another’s wireless communications facilities to accommodate customers who are out of range of their home provider’s services. Wireless voice service providers may view these roaming agreements as a superior alternative to leasing antenna space on communications sites owned or controlled by us or others. The proliferation of these roaming agreements could have a material adverse effect on our revenue.

          If demand for wireless communication services decreases, our revenue will be adversely affected.

          Substantially all of our customers to date have been providers of wireless communication services or agents acting on behalf of wireless communication providers.  If demand for wireless communication services decreases, our revenue growth will be, and our revenue may be, adversely affected.  This could affect our ability to satisfy our obligations. Demand for both our site leasing and site development services is dependent on demand for communication sites from wireless service providers, which, in turn, is dependent on the demand for wireless services.  A slowdown in the growth of, or reduction in demand in, a particular wireless communication segment could adversely affect the demand for communication sites.  Most types of wireless services currently require ground-based network facilities, including communication sites for transmission and reception.  The extent to which wireless service providers lease these communication sites depends on a number of factors beyond our control, including:

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

          Following is a list of significant customers and the percentage of total revenues derived from such customers:

Year ended December 31, 2002

(% of revenue)
AT&T Wireless	10.7
Cingular	11.4
Bechtel Corporation (contractor for AT&T Wireless and Cingular)	13.9

Year ended December 31, 2001

(% of revenue)
Sprint PCS	10.3
Nextel	11.1

          We also have client concentrations with respect to revenues in each of our financial reporting segments.  Of our total site development consulting revenue for the year ended December 31, 2002, the following two customers represented 63.8% of total revenue from this segment: Cingular represented 29.6% and Bechtel Corporation represented 34.2%.  Of our total site development construction revenue for the year ended December 31, 2002, one customer, Bechtel Corporation, represented 28.1% of such revenue.  Of our total site leasing revenue for the year ended December 31, 2002, one customer, AT&T Wireless, represented 15.7% of such revenue.

          Revenues from these clients are derived from numerous different site leasing contracts and site development contracts. Each site leasing contract relates to the lease of space at an individual tower site and is generally for an initial term of 5 years renewable for five 5-year periods at the option of the tenant.  Our site development customers engage us on a project-by-project basis, and a customer can generally terminate an assignment at any time without penalty. In addition, a customer’s need for site development services can decrease, and we may not be successful in establishing relationships with new customers. Moreover, our existing customers may not continue to engage us for additional projects.

          Due to the long-term expectations of revenue from tenant leases, the tower industry is very sensitive to the creditworthiness of its tenants.

          Due to the long-term nature of our tenant leases, we, like others in the tower industry, are dependent on the continued financial strength of our tenants.  Wireless service providers often operate with substantial leverage, and financial problems for our customers could result in uncollected accounts receivable, in the loss of customers and the anticipated lease revenues, or in a reduced ability of these customers to finance expansion activities. During the past three years, a number of our site leasing customers have filed for bankruptcy including almost all of our paging customers. Although these bankruptcies have not yet had a material adverse effect on our business or revenues, pending bankruptcies and any future bankruptcies may have a material adverse effect on our business, revenues, and/or the collectibility of our accounts receivable.

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

          We are not profitable and expect to continue to incur losses.

          We are not profitable.  The following chart shows the net losses we incurred for the periods indicated:

	Years ended December 31,

	2002	2001	2000

	(in thousands)
Net losses	$273,165	$125,145	$28,915

          Our losses are principally due to significant interest expense and depreciation and amortization in each of the years 2002, 2001 and 2000, restructuring and other charges of $77.6 million and $24.4 million in 2002 and 2001, respectively, and an $80.6 million charge related to the cumulative effect of change in accounting principle in 2002 related to the adoption of SFAS No. 142.

          We expect to continue to have significant losses in 2003.  Interest expense and depreciation charges will continue to be substantial in 2003.  We also expect to incur additional restructuring expenses and to record an expense associated with the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 143.  Furthermore, in connection with the anticipated sale of the 679 towers on May 9, 2003, we anticipate recognizing a loss of approximately $6.5 million.

          As a result of these factors, we have incurred, and expect to continue to incur significant losses.

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

          Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, vary greatly, but typically require tower owners to obtain approval from local officials or community standards organizations prior to tower construction or modification.  Local regulations can delay, prevent, or increase the cost of new tower construction, co-locations, or site upgrade projects, thereby limiting our ability to respond to customer demand. In addition, new regulations may be adopted that increase delays or result in additional costs to us. These factors could have a material adverse effect on our future growth and operations.

          Our towers are subject to damage from natural disasters.

          Our towers are subject to risks associated with natural disasters such as tornadoes, hurricanes and earthquakes. We maintain insurance to cover the estimated cost of replacing damaged towers, but these insurance policies are subject to loss limits and deductibles. We also maintain third party liability insurance to protect us in the event of an accident involving a tower. A tower accident for which we are uninsured or underinsured, or damage to a tower or group of towers, could require us to make significant capital expenditures and may have a material adverse effect on our operations or financial condition.

          Steven E. Bernstein controls the outcome of shareholder votes and therefore disinterested shareholders will not control many corporate governance matters.

          Steven E. Bernstein, our Chairman of the Board, controls 100% of the outstanding shares of Class B common stock. Our Class B common stock has the right to 10 votes for each share provided that the outstanding shares of Class B common stock represent more than 10% of the aggregate amount of Class A and Class B common stock outstanding. As of March 14, 2003, the Class B common stock represented 10.7% of the aggregate amount of common stock outstanding. As of March 14, 2003, Mr. Bernstein controlled approximately 55% of the total voting power of both classes of our common stock. As a result, Mr. Bernstein has the ability to control the outcome of all matters determined by a majority vote of our common shareholders when voting together as a single class. Consequently, disinterested shareholders will not be able to determine who is elected as a director or the outcome of other corporate governance matters subject to approval by the majority of the outstanding shares.

          The loss of the services of certain of our key senior executives may negatively affect our business.

          Our success depends to a significant extent upon performance and active participation of our key senior executives.  We cannot guarantee that we will be successful in retaining the services of these key senior executives.  We have employment agreements with Jeffrey A. Stoops, our President and Chief Executive Officer, Kurt L. Bagwell, our Senior Vice President and Chief Operating Officer, and Thomas P. Hunt, our Senior Vice President and General Counsel.  We do not have employment agreements with any of our other key senior executive officers.  If we were to lose any key senior executive we may not be able to find an appropriate replacement on a timely basis and our results of operations could be negatively affected. Our Chief Financial Officer resigned as of March 31, 2003 and we are currently seeking his replacement.

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

          The stock market has from time to time experienced significant price and volume fluctuations that have affected the market price for the common stock of companies. In the past, certain broad market fluctuations have been unrelated or disproportionate to the operating performance of these companies. Any significant fluctuations in the future might result in a decline in the market price of our Class A common stock.

          We have adopted anti-takeover provisions that could make it more difficult for a third party to acquire us.

          Provisions of our articles of incorporation, our bylaws and Florida law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. During 2002, we adopted a shareholder rights agreement, which could make it considerably more difficult or costly for a person or group to acquire control of us in a transaction that our board of directors opposes. These provisions, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our Class A common stock, or could limit the ability of our shareholders to approve transactions that they may deem to be in their best interests.

          Our costs could increase and our revenues could decrease due to perceived health risks from radio frequency emissions, especially if such emissions are demonstrated to cause negative health effects.

          The government imposes requirements and other guidelines on our towers relating to radio frequency emissions. The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years.  To date, the results of these studies have been inconclusive.  However, public perception of possible health risks associated with cellular and other wireless communications media could slow the growth of wireless companies, which could in turn slow our growth.  In particular, negative public perception of, and regulations regarding, these perceived health risks could slow the market acceptance of wireless communications services.

          If a connection between radio frequency emissions and possible negative health effects, including cancer, were demonstrated, we could be subject to numerous claims.  If we were subject to numerous claims relating to radio frequency emissions, even if such claims were not ultimately found to have merit, our operations, costs and revenues would be materially and adversely affected.

          New technologies may have a material adverse effect on our growth rate and results of operations.

          The emergence of new technologies could reduce the demand for space on our towers. This could have a material adverse effect on our growth rate and results of operations. For example, the FCC has granted license applications for several low-earth orbiting satellite systems that are intended to provide mobile voice and data services. These systems are highly capital intensive and mobile satellite systems could compete with land-based wireless communications systems. In addition, products are currently being developed which may permit multiple wireless carriers to use a single antenna, to share networks, or to increase the range and capacity of an antenna, which, if successful, could reduce the number of antenna needed by our customers.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

          The Class A common stock commenced trading under the symbol “SBAC” on The Nasdaq National Market System (“Nasdaq”) on June 16, 1999. The following table presents trading information for the Class A common stock for the periods indicated on the Nasdaq:

	High	Low

Quarter ended March 31, 2001	$47.13	$15.44
Quarter ended June 30, 2001	$34.31	$12.69
Quarter ended September 30, 2001	$24.48	$10.48
Quarter ended December 31, 2001	$16.60	$5.91

Quarter ended March 31, 2002	$14.05	$1.59
Quarter ended June 30, 2002	$3.40	$1.14
Quarter ended September 30, 2002	$1.92	$1.04
Quarter ended December 31, 2002	$1.03	$0.19

          As of March 14, 2003, there were 236 record holders of our Class A common stock, and 1 record holder of our Class B common stock. There is no established public trading market for our Class B common stock.

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

          The information required by Item 201(d) of Regulation S-K is incorporated herein by reference from the Registrant’s Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed on or before April 30, 2003.

ITEM 6.    SELECTED FINANCIAL DATA

          The following table sets forth selected historical financial and other data as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998.  The historical financial data has been derived from, and is qualified by reference to, our audited financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto included elsewhere in this report.

	Years ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share and tower data)
OPERATING DATA:
Revenues:
Site development	$125,041	$139,735	$115,892	$60,570	$46,705
Site leasing	139,633	103,159	52,014	26,423	12,396

Total revenues	264,674	242,894	167,906	86,993	59,101
Cost of revenues (exclusive of depreciation and amortization shown below):
Cost of site development	102,473	107,932	88,892	45,804	36,500
Cost of site leasing	49,641	36,722	19,502	12,134	7,281

Total cost of revenues	152,114	144,654	108,394	57,938	43,781

Gross profit	112,560	98,240	59,512	29,055	15,320
Selling, general and administrative(1)	35,605	41,342	27,799	19,784	18,302
Restructuring and other charges	77,560	24,399	—	—	—
Depreciation and amortization	102,328	80,465	34,831	16,557	5,802

Operating loss	(102,933)	(47,966)	(3,118)	(7,286)	(8,784)
Other expense, net	(89,257)	(70,456)	(24,564)	(26,378)	(12,641)
(Provision) benefit for income taxes	(383)	(1,654)	(1,233)	223	1,524
Extraordinary item	—	(5,069)	—	(1,150)	—
Cumulative effect of change in accounting principle	(80,592)	—	—	—	—

Net loss	(273,165)	(125,145)	(28,915)	(34,591)	(19,901)
Dividends on preferred stock	—	—	—	733	(2,575)

Net loss applicable to common shareholders	$(273,165)	$(125,145)	$(28,915)	$(33,858)	$(22,476)

Basic and diluted loss per common share before extraordinary item and cumulative effect of change in accounting principle	$(3.83)	$(2.53)	$(0.70	$(1.71)	$(2.64)
Extraordinary item	—	(0.11)	—	(0.06)	—
Cumulative effect of change in accounting principle	(1.60)	—	—	—	—

Basic and diluted loss per common share	$(5.43)	$(2.64)	$(0.70)	$(1.77)	$(2.64)

Basic and diluted weighted average number of shares of common stock	50,308	47,437	41,156	19,156	8,526
OTHER DATA:
EBITDA(2)	$78,972	$60,224	$32,026	$9,582	$(2,377)
Annualized tower cash flow(3)	94,152	78,756	41,140	18,692	8,088
Capital expenditures(4)	109,027	561,326	494,053	226,570	138,124
Cash provided by (used in):
Operating activities	1,554	13,000	47,516	23,134	7,471
Investing activities	(98,010)	(530,273)	(445,280)	(208,870)	(138,124)
Financing activities	143,693	516,197	409,613	162,124	151,286
BALANCE SHEET DATA:
Cash and cash equivalents	$61,141	$13,904	$14,980	$3,131	$26,743
Property and equipment, net	1,140,625	1,198,559	765,815	338,892	150,946
Total assets	1,304,915	1,429,011	948,818	429,823	214,573
Total debt	1,024,282	845,453	284,273	320,767	182,573
Redeemable preferred stock	—	—	—	—	33,558
Common shareholders’ equity (deficit)	185,473	450,644	538,160	48,582	(26,095)

	Years ended December 31,

	2002	2001	2000	1999	1998

TOWER DATA:
Towers owned at the beginning of period	3,734	2,390	1,163	494	51
Towers constructed	141	667	779	438	310
Towers acquired	53	677	448	231	133
Towers reclassified/disposed of(5)	(51)	—	—	—	—

Towers owned at the end of period	3,877	3,734	2,390	1,163	494

Tenants at the end of period	8,437	7,693	4,904	1,794	601

(1)

For the year ended December 31, 2002, selling, general and administrative expense includes non-cash compensation expense of $2.0 million in connection with stock option grants, restricted stock grants and the issuance of Class A common stock. For the year ended December 31, 2001, selling, general and administrative expense included non-cash compensation expense of $3.3 million in connection with stock option and restricted stock activity. For the year ended December 31, 2000, selling, general and administrative expenses included non-cash compensation expense of $0.3 million incurred in connection with the issuance of stock options and Class A common stock. For the year ended December 31, 1999, selling, general and administrative expense included non-cash compensation expense of $0.3 million incurred in connection with stock option activity.  For the year ended December 31, 1998, selling, general and administrative expense included non-cash compensation of $0.6 million incurred in connection with stock option activity.

(2)

EBITDA represents earnings (loss) before interest, taxes, depreciation, amortization, non-cash charges (including those referred to in footnote (1) above) and unusual or non-recurring expenses. EBITDA is commonly used in the telecommunications industry to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA is not intended to represent cash flows for the periods presented, nor has it been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States. Companies calculate EBITDA differently and, therefore, EBITDA as presented by us may not be comparable to EBITDA reported by other companies. See our Consolidated Statements of Cash Flows in our Consolidated Financial Statements included in this filing.

	Years ended December 31,

	2002	2001	2000	1999	1998

EBITDA	$78,972	$60,224	$32,026	$9,582	$(2,377)
Interest expense, net of amount capitalized	(56,171)	(47,709)	(4,879)	(5,244)	(1,197)
Amortization of original issue discount and debt issuance costs	(33,518)	(29,730)	(26,006)	(22,063)	(15,710)
Interest income	601	7,059	6,253	881	4,303
(Provision) benefit for income taxes	(383)	(1,654)	(1,233)	223	1,524
Depreciation and amortization	(102,328)	(80,465)	(34,831)	(16,557)	(5,802)
Other	(169)	(76)	68	48	(37)
Non-cash compensation expense	(2,017)	(3,326)	(313)	(311)	(605)
Restructuring and other charges	(77,560)	(24,399)	—	—	—
Extraordinary item	—	(5,069)	—	(1,150)	—
Cumulative effect of change in accounting principle	(80,592)	—	—	—	—
Dividends on preferred stock	—	—	—	733	(2,575)

Net loss applicable to common shareholders	$(273,165)	$(125,145)	$(28,915)	$(33,858)	$(22,476)

(3)

We define “tower cash flow” as site leasing revenue less cost of site leasing revenue (exclusive of depreciation and amortization), otherwise known as site leasing gross profit.  Tower cash flow is not intended to represent cash flows for the periods presented, nor has it been presented as an alternative to cash flows from operations or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States.  We believe tower cash flow is useful to investors in evaluating our performance because it allows you to measure the financial performance of our towers before the effect of expenses (selling, general and administrative) that do not relate directly to tower performance. We define ‘‘annualized tower cash flow’’ as tower cash flow for the last calendar quarter attributable to our site leasing business multiplied by four.   Below is a reconciliation of annualized tower cash flow from site leasing revenue.

	Fourth quarter ended December 31, (amounts in thousands)

	2002	2001	2000	1999	1998

Site Leasing Revenue	$36,897	$30,288	$16,462	$8,414	$4,264
Cost of Site Leasing Revenue	13,359	10,599	6,177	3,741	2,242

Tower Cash Flow	$23,538	$19,689	$10,285	$4,673	$2,022

	Annualized as of December 31, (amounts in thousands)

	2002	2001	2000	1999	1998

Tower Cash Flow (Tower Cash Flow multiplied by 4)	$94,152	$78,756	$41,140	$18,692	$8,088

(4)	Includes the value of Class A common stock issued in connection with acquisitions.

(5)

Reclassifications reflect the combination for reporting purposes of multiple acquired tower structures on a single parcel of real estate, which we market and customers view as a single location, into a single owned tower site.  Dispositions reflect the sale, conveyance or other legal transfer of owned tower sites

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          We are a leading independent owner and operator of wireless communications towers in the continental United States, Puerto Rico and the U.S. Virgin Islands.  We generate revenues from our two primary businesses, site leasing and site development. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own or manage for or lease from others. The towers that we own have been constructed by us at the request of a carrier, built or constructed based on our own initiative or acquired. In our site development business, we offer wireless service providers assistance in developing and maintaining their own wireless service networks.

          We are continuing to shift our revenue stream from project driven revenues to recurring revenues through the leasing of antenna space at, or on, communication towers.  We intend to emphasize our site leasing business through the leasing and management of tower sites.  Subsequent to the consummation of the AAT Transaction, we intend on focusing our leasing activities in the eastern third of the United States where substantially all of our remaining towers will be located.

Site Leasing Services

          Site leasing revenues are received primarily from wireless communications companies. Revenues from these clients are derived from numerous different site leasing contracts. Each site leasing contract relates to the lease or use of space at an individual tower site and is generally for an initial term of 5 years, renewable for five 5-year periods at the option of the tenant.  Almost all of our site leasing contracts contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Site leasing contracts are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the term of the related lease agreements. Rental amounts received in advance are recorded in deferred revenue.

          Cost of site leasing revenue consists of:

•	payments for rental on ground and other underlying property;
•	repairs and maintenance (exclusive of employee related costs);
•	utilities;
•	insurance; and
•	property taxes.

          For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as a result of adding additional customers to the tower.

          Our same tower revenue growth on the 3,734 towers we owned as of December 31, 2001 was 16% and our same tower cash flow growth on these 3,734 towers was 20%, based on site leasing contracts signed and annual lease contracts in effect as of December 31, 2002 and 2001.

          In February 2002, we announced the reduction of our capital expenditures for new tower development and acquisition activities.  Under this plan, we suspended any material new investment for additional towers, among other actions.  If the AAT Transaction successfully closes, we will further reduce our tower portfolio by at least 679 towers and a maximum of 801 towers.  We do not anticipate making any material additions to our tower portfolio in 2003.

Site Development Services

          Site development services revenues are also received primarily from wireless communications companies or companies providing development or project management services to wireless communications companies.  Our site development customers engage us on a project-by-project basis, and a customer can generally terminate an assignment at any time without penalty. Site development projects in which we perform consulting services include contracts on a time and materials basis or a fixed price, or milestone, basis.  Time and materials based contracts are billed at contractual rates as the services are rendered. For those site development contracts in which we perform work on a fixed price basis, we bill the client, and recognize revenue, based on the completion of agreed upon phases or milestones of the project on a per site basis. Upon the completion of each phase we recognize the revenue related to that phase. The majority of our site development services are billed on a fixed price basis. Our site development projects generally take from 3 to 12 months to complete. Our revenue from construction projects is recognized on the percentage-of-completion method of accounting, determined by the percentage of cost incurred to date compared to management’s estimated total anticipated cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contracts nears completion.  Revenue from our site development business may fluctuate from period to period depending on construction activities, which are a function of the timing and amount of our clients’ capital expenditures, the number and significance of active customer engagements during a period, weather and other factors.

          Cost of site development project revenue and construction revenue include all material costs, salaries and labor costs, including payroll taxes, subcontract labor, vehicle expense and other costs directly and indirectly related to the projects. All costs related to site development projects and construction projects are recognized as incurred.

          Our site development revenues and profit margins decreased significantly during the year ended December 31, 2002.  This decrease was primarily attributable to the substantial decline in capital expenditures by wireless carriers, particularly for our site development construction services, which adversely affected our volume of activity and our pricing levels.  During 2003, we expect these trends to continue.  Consequently, we anticipate continued decline in our site development revenues and profit margins.

2002 Developments

          In February 2002, as a result of the continuing deterioration of the capital market conditions for wireless carriers, we announced that under a plan approved by our Board of Directors we were reducing our capital expenditures for new tower development and acquisition activities, suspending any material new investment for additional towers, reducing our workforce and closing or consolidating offices.  Under those capital market conditions, we did not anticipate building or buying a material number of new towers beyond those we were contractually obligated to build or buy, thereby resulting in the abandonment of a majority of our then existing new tower build and acquisition work in process during 2002.  In connection with this restructuring, a portion of our workforce had been reduced and certain offices have been closed, substantially all of which were primarily dedicated to new tower development activities.  In addition, during the first quarter of 2002, certain tower assets held and used in operations were determined to be impaired and written down to their fair value.  As a result of the implementation of our plans, we recorded a restructuring charge of $63.7 million in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets andEmerging Issues Task Force 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring.  Of the $63.7 million charge recorded during the year ended December 31, 2002, approximately $40.4 million related to the abandonment of new tower build and acquisition work in process and related construction materials on approximately 764 sites and $16.4 million related to the impairment of approximately 144 tower sites held and used in operations.  The abandonment of new tower build and acquisition work in process resulted in the write-off of all costs incurred to date.  The impairment of operating tower assets results primarily from our evaluation of the fair value of our operating tower portfolio through a discounted cash flow analysis.  Towers determined to be impaired were primarily towers with no current tenants and little or no prospects for future lease-up.  The remaining $6.9 million related primarily to the costs of employee separation for approximately 470 employees and exit costs associated with the closing and consolidation of approximately 40 offices.  Exit costs associated with the closing and consolidation of offices primarily represented our estimate of future lease obligations after considering sublease opportunities.

          On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets.  Under SFAS 142, goodwill is no longer amortized but reviewed for impairment on an annual basis, or more frequently if indicators of impairment in value are present.  Under the transitional provisions of SFAS 142, we recorded a non-cash impairment charge of $80.6 million as of the effective date of adoption, January 1, 2002.  The impairment charge has been recorded as a cumulative effect of change in accounting principle in our Consolidated Statement of Operations for the year ended December 31, 2002.  Two of our three operating segments were identified as reporting units in which we recognized an impairment loss.  Of the total $80.6 million cumulative effect adjustment,  $61.6 million related to the site development construction segment and $19.0 million related to our site leasing segment.

          During 2002, we recorded additional goodwill totaling approximately $13.4 million resulting from the achievement of certain earn-out obligations under various construction acquisition agreements entered into prior to July 1, 2001.  In accordance with SFAS 142, in addition to the transitional test described above, goodwill is subject to an impairment assessment at least annually, or at any time that indicators of impairment are present.  We determined that as of June 30, 2002 indicators of impairment were present, thereby requiring an impairment analysis be completed.  The indicators of impairment during the quarter ended June 30, 2002 giving rise to this analysis included significant deterioration of overall Company value, continued negative trends with respect to carrier capital expenditure plans and related demand for wireless construction services and perceived reduction in value of similar site development construction services businesses.  As a result of this analysis, using a discounted cash flow valuation method for estimating fair value, $13.4 million of goodwill within the site development construction reporting unit was determined to be impaired as of June 30, 2002 and was written off in the second quarter of 2002.  The $13.4 million goodwill impairment charge is included within restructuring and other charges in the Consolidated Statement of Operations for the year ended December 31, 2002.  As of December 31, 2002 we did not have any remaining goodwill or other intangible assets subject to SFAS 142.

          Since the beginning of 2002, the environment for continued expenditures by wireless service providers has deteriorated.  Declining subscriber growth and prospects for positive cash flow by wireless service providers have adversely affected the access to and cost of capital for wireless service provides as evidenced by declines in the market value of both their debt and equity securities.  We believe that if the capital market conditions remain difficult for the telecommunications industry, wireless service providers will choose to conserve capital and may not spend as much as originally anticipated.  If wireless carrier capital expenditures and their ability to access capital remains weak or deteriorates further, we believe our revenues and gross profit from the site development consulting and construction segments of our business, potentially the collectibility of our accounts receivable, and the valuation of certain of our long-lived assets may be negatively impacted.   Short term, variable capital markets conditions may adversely impact carrier demand for our tower space, and consequently our site leasing revenue and the ability of our customers to meet their obligations to us.  We believe that, over the longer term however, site leasing revenues will continue to increase as carriers continue to deploy new antenna sites to address issues of network capacity and quality.

2003 Developments

          In February 2003, in response to the continued deterioration in expenditures by wireless service providers, particularly with respect to site development activities, we committed to a new plan of restructuring associated with further downsizing activities, including reduction in workforce and closing or consolidation of offices.  We anticipate closing an additional 9 to 15 offices and eliminating the positions of 70 to 100 employees during the first quarter of 2003, substantially all related to our site development operations.  We anticipate incurring a restructuring charge related to these costs of up to $2.0 million.

          On March 17, 2003 certain of our subsidiaries entered into a definitive agreement with AAT Communications to sell 679 towers or, if AAT Communications elects to purchase an additional 122 towers, an aggregate of 801 towers, which represent substantially all of our towers in the western two-thirds of the U.S.  Gross proceeds from the sale are anticipated to be $160.0 million if 679 towers are sold, or $203.0 million if 801 towers are sold, subject to adjustment in certain circumstances.  The AAT Transaction is expected to close in stages commencing on May 9, 2003 and ending on September 30, 2003.  We intend to use substantially all of the proceeds, net of anticipated transaction costs of approximately $5.0 million, to reduce indebtedness.  Upon consummation of the complete AAT Transaction, we will own 3,076 towers, substantially all of which will be in the eastern third of the United States.

          We entered into the AAT Transaction to address our anticipated non-compliance with certain financial covenants under our senior credit facility commencing in 2003 and to reduce our significant level of indebtedness and the risks associated with such indebtedness.  The sale is subject to a number of conditions, including an amendment to our senior credit facility.  We anticipate that the amendment to our senior credit facility would, among other things, (1) waive any default that arises as a result of receiving an audit opinion with a “going concern” qualification, (2) modify the financial covenants to levels that we believe are better aligned with our site leasing business and can be satisfied during 2003 and beyond and (3) permit certain actions that are part of the AAT Transaction.  We believe that the AAT Transaction, in conjunction with the anticipated amendment to the senior credit facility, will upon consummation, eliminate the issues that gave rise to the “going concern” qualification from our auditors.  Based on our current estimates of wireless carrier activity, we believe that subsequent to the successful sale of either 679 or 801 towers, and the anticipated amendment to the senior credit facility, we will have sufficient liquidity to achieve positive free cash flow.

Going Concern

          We have significant borrowings under our senior credit facility, our 10¼% senior notes and our 12% senior discount notes, each containing certain covenants.  Among other things, these covenants restrict our ability to incur additional indebtedness, sell assets for less than fair market value, pay dividends, redeem outstanding debt or engage in other restricted payments.  If we fail to comply with these covenants, it could result in an event of default under one or all of these debt instruments.   The senior credit facility requires SBA Telecommunications to maintain specified financial ratios, including ratios regarding it’s consolidated debt coverage, debt service, cash interest expense and fixed charges for each quarter and satisfy certain financial condition tests including maintaining a minimum consolidated EBITDA (earnings (loss) before interest, taxes, depreciation, amortization, non-cash charges and unusual or non-recurring expenses).  We were in full compliance with all of the financial ratios and tests as of December 31, 2002.  Based on declines that we have been experiencing in our site development business and that we believe will continue in 2003, we estimated that we would not be in compliance with one or more of the senior credit facility’s existing financial ratios or tests in 2003.

          As a result of these estimates and our expectations that we will not comply with one or more of the financial covenants of our senior credit facility during 2003, the auditor’s opinion on our 2002 consolidated financial statements calls attention to substantial doubts about our ability to continue as a going concern through 2003.

          The issuance of this audit opinion with a “going-concern” qualification, if not remedied by April 30, 2003, would be an event of default under our senior credit facility.  Upon the occurrence of this, or any other event of default, our lenders can prevent us from borrowing any additional amounts under the senior credit facility.  In addition, upon the occurrence of any event of default, other than certain bankruptcy events, our senior credit facility lenders, by a majority vote, can elect to declare all amounts of principal outstanding under the senior credit facility, together with all accrued interest, to be immediately due and payable.  The acceleration of amounts due under our senior credit facility would cause a cross-default in our 10¼% senior notes and our 12% senior discount notes, thereby permitting the acceleration of such indebtedness.  If the indebtedness under the senior credit facility and/or indebtedness under our 10¼% senior notes or 12% senior discount notes were to be accelerated, our current assets would not be sufficient to repay in full the indebtedness.  If we were unable to repay amounts that became due under the senior credit facility, our lenders could proceed against the collateral granted to them to secure that indebtedness. Substantially all of our assets are pledged as security under the senior credit facility.

          As part of our plan to address our anticipated non-compliance with certain financial covenants under our senior credit facility commencing in 2003 and to reduce our significant level of indebtedness and the risks associated with such indebtedness, certain of our subsidiaries entered into a definitive agreement with AAT Communications to sell 679 towers or, if AAT Communications elects to purchase an additional 122 towers, an aggregate of 801 towers.  We are also currently exploring, and may from time to time take advantage of various strategic opportunities including, but not limited to, the sale of certain assets or lines of business, the issuance of equity or the repurchasing, restructuring, or refinancing of  some or all of our debt.  We believe that the AAT Transaction, in conjunction with the amendment to the senior credit facility, will upon consummation, eliminate the issues that gave rise to the “going concern” qualification from our auditors with respect to our 2002 consolidated financial statements.  Furthermore, based on our current estimates, subsequent to the successful sale of either 679 or 801 towers, and the amendment to the senior credit facility, we expect to have sufficient liquidity to achieve positive free cash flow.  However, we cannot assure you that either the AAT Transaction and/or any other plan or action can be consummated, or if consummated, would effectively address our liquidity concerns, the possible defaults under our debt instruments or any of the other risks associated with our significant level of indebtedness.

          Based on our previous experience with our lender syndicate for our senior credit facility, we believe that we will be able to successfully negotiate with our present senior credit bank syndicate, an amendment to our senior credit facility that (1) waives any default that arises as a result of receiving an audit opinion with a “going concern” qualification, (2) modifies the financial covenants to levels that we believe are better aligned with our site leasing business and can be satisfied during 2003 and beyond and (3) permits certain actions that are part of the AAT Transaction.  This would thereby permit us to prevent the occurrence of any event of default or the acceleration of our indebtedness.  However, our prior ability to obtain necessary waivers and/or amendments does not insure our ability to obtain these waivers and/or amendments, especially in light of the recent financial performance of the wireless telecommunications industry and us.

          The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from this uncertainty.

RESULTS OF OPERATIONS

          As we continue to shift our revenue mix more towards site leasing, operating results in prior periods may not be meaningful predictors of future results. You should be aware of the dramatic changes in the nature and scope of our business when reviewing the ensuing discussion of comparative historical results.

Year Ended 2002 Compared to Year Ended 2001

          Total revenues increased 9.0% to $264.7 million for 2002 from $242.9 million for 2001. Total site development revenue decreased 10.5% to $125.0 million in 2002 from $139.7 million in 2001 due to a decrease in site development construction revenue. Site development construction revenue decreased 15.3% to $97.8 million for 2002 from $115.5 million for 2001, due primarily to reduced carrier activity and price competition resulting from lower capital expenditures by wireless carriers on or around cell sites.  We believe that wireless carriers will continue to conserve capital in 2003, which may continue to adversely affect site development revenues.  Site development consulting revenues increased 12.2% to $27.2 million for 2002 from $24.3 million for 2001.  This increase is due to several new contracts for site acquisition and zoning services from wireless communications carriers.  Site leasing revenue increased 35.4% to $139.6 million for 2002 from $103.2 million for 2001, due to the increased number of tenants added to our towers, higher average rents received and the increase in the number of towers in our portfolio.  If the AAT Transaction is consummated, with the sale of either 679 or 801 towers, we expect to have lower leasing revenue and tower cash flow, on an absolute basis, as a result of our reduced number of towers.  We expect that leasing revenue and tower cash flow growth will continue to increase during 2003 on the towers remaining in our portfolio; however, the rate of such growth may be adversely affected by lower wireless carrier capital expenditures.

          Total cost of revenues increased 5.2% to $152.1 million for 2002 from $144.7 million for 2001. Site development cost of revenue decreased 5.1% to $102.5 million in 2002 from $107.9 million in 2001.  Site development consulting cost of revenue increased 20.5% to $20.6 million for 2002 from $17.1 million for 2001, reflecting higher levels of activity and increased personnel costs.  Site development construction cost of revenue decreased 9.9% to $81.9 million for 2002 from $90.8 million for 2001, due primarily to lower levels of activity.  Site leasing cost of revenue increased 35.2% to $49.6 million for 2002 from $36.7 million for 2001, due to the increased number of towers owned resulting in an increased amount of lease payments to site owners and related site costs as well as increases in operating costs of sites in Puerto Rico, maintenance and property taxes.

          Gross profit increased to $112.6 million for 2002 from $98.2 million for 2001, due to increased site leasing gross profit offset by a decrease in site development gross profit.  Gross profit from site development decreased 29.0% to $22.6 million in 2002 from $31.8 million in 2001 due to lower revenue and lower pricing without a commensurate reduction in cost.  Gross profit margins for site development decreased in 2002 to 18.0% from 22.8% in 2001.  Gross profit margin on site development consulting decreased to 24.3% for 2002 from 29.5% for 2001. This decrease reflects different stages of project completions and lower pricing for our services due to competition.  Gross profit margin on site development construction decreased to 16.3% for 2002 from 21.3% in 2001, resulting from lower pricing due to increased competition.  We expect this pricing competition to continue and gross profit margin from site development to continue to be negatively impacted as we move through 2003. Gross profit for the site leasing business increased 35.5% to $90.0 million in 2002 from $66.4 million in 2001 and the gross profit margins on site leasing remained consistent at 64.4% during 2002 and 2001.  As a percentage of total revenues, gross profit increased to 42.5% of total revenues in 2002 from 40.4% in 2001 due primarily to increased levels of higher margin site leasing gross profit.

          Selling, general and administrative expenses decreased 13.9% to $35.6 million for 2002 from $41.3 million for 2001. Selling, general and administrative expenses, net of non-cash compensation expense, as a percentage of total revenue has also decreased to 12.7% for the year ended December 31, 2002 as compared to 15.7% for the year ended December 31, 2001.  The decrease in selling, general and administrative expense primarily resulted from a  decrease in tower developmental expenses as well as the reduction of offices, elimination of personnel and elimination of other infrastructure that had previously been necessary to support our prior level of new asset growth but is no longer required as a result of the restructuring previously discussed.  Included within selling, general and administrative expenses is a provision for doubtful accounts.  The provision for doubtful accounts increased to $2.6 million for the year ended December 31, 2002 from $1.4 million for the year ended December 31, 2001, reflecting our assessment of a more challenging financial environment for our customers in 2002 and beyond.

          Depreciation and amortization increased to $102.3 million for the year ended December 31, 2002 as compared to $80.5 million for the year ended December 31, 2001. This increase is directly related to the increased amount of fixed assets (primarily towers) we owned in 2002 as compared to 2001, offset by a decrease in amortization resulting from the write-off of goodwill which was recorded in connection with the implementation of SFAS No. 142 previously discussed.  Amortization of covenants not to compete in 2002 was $1.4 million (goodwill amortization was $0) compared to amortization of covenants not to compete and goodwill in 2001 of $6.9 million.

          During the year ended December 31, 2002 we incurred restructuring and other charges in the amount of $77.6 million, consisting primarily of $63.7 million of restructuring charges and a $13.4 million goodwill impairment charge.  As a result of the continued deterioration of capital market conditions for wireless carriers, a $63.7 million restructuring charge was recorded due to a reduction in the scale of our new tower construction activities and the impairment of certain tower assets held and used in operations. Of the $63.7 million charge, approximately $40.4 million related to the abandonment of new tower build and acquisition work in process and related construction materials on approximately 764 sites and $16.4 million related to the impairment of approximately 144 tower sites held and used in operations.  The abandonment of new tower build and acquisition work in process resulted in the full write off of all costs incurred to date.  The impairment of operational tower assets resulted primarily from our evaluation of the current projected cash flow and subsequent write-down to fair value based on a discounted cash flow analysis.  Towers determined to be impaired were primarily towers with no current tenants and little or no prospects for future lease-up.  The remaining $6.9 million of charge related primarily to the costs of employee separation for approximately 470 employees and exit costs associated with the closing and consolidation of approximately 40 offices.  Exit costs associated with the closing and consolidation of offices primarily represented our estimate of future lease obligations after considering sublease opportunities.

          Operating loss was $(102.9) million for the year ended December 31, 2002, as compared to an operating loss of $(48.0) million for the year ended December 31, 2001.  This increase in operating loss is a result of $77.6 million of restructuring and other charge recorded in the year ended December 31, 2002 versus $24.4 recorded in the year ended December 31, 2001.  Total other expenses increased to $(89.3) million for the year ended December 31, 2002, as compared to $(70.5) million for the year ended December 31, 2001, primarily as a result of increased cash interest expense, increased non-cash amortization of original issue discount and debt issuance costs, and a reduction in interest income.  The increase in interest expense is primarily due to higher principal amounts outstanding under the senior credit facility in 2002 as compared to 2001 and to a full quarter of interest expense on our $500.0 million 10¼ % senior notes in the first quarter of 2002 compared to a partial quarter of interest expense on these senior notes in the first quarter of 2001.  Although the aggregate principal amount of total debt increased from the prior year, the resulting increase in interest expense associated with the higher principal in 2002 was offset by the interest rate reduction we recognized in connection with our interest rate swap agreement.  As the interest rate swap agreement was terminated during October 2002, our aggregate amount of interest expense would be expected to increase in future periods; excluding however, the impact of the AAT Transaction and the use of the proceeds to reduce our aggregate amount of outstanding indebtedness.  The increase in non-cash amortization is primarily due to higher accretion on the 12% senior discount notes.  The decrease in interest income is due to lower cash balances during 2002.

          During the period ended June 30, 2002, we completed the transitional impairment test of goodwill required under SFAS 142, which was adopted effective January 1, 2002.  As a result of completing the required transitional test, we recorded a charge retroactive to the adoption date for the cumulative effect of the accounting change in the amount of $80.6 million, representing the excess of the carrying value of reporting units as compared to estimated fair value at January 1, 2002.  Of the total $80.6 million cumulative effect adjustment, $61.6 million related to the site development construction reporting segment and $19.0 million related to the site leasing reporting segment.  The change modified the first quarter’s previously reported net loss of ($83.2) million, or ($1.70) per share, to ($163.8) million, or ($3.34) per share.

          During 2002, we recorded additional goodwill totaling approximately $13.4 million resulting from the achievement of certain earn-out obligations under various construction acquisition agreements entered into prior to July 1, 2001.  In accordance with SFAS 142, in addition to the transitional test described above, goodwill is subject to an impairment assessment at least annually, or at any time that indicators of impairment are present.  We determined, that as of June 30, 2002, indicators of impairment were present, thereby requiring an impairment analysis be completed.  The indicators of impairment during the quarter ended June 30, 2002 giving rise to this analysis included significant deterioration of overall company market value, continued negative trends with respect to carrier capital expenditure plans, related demand for wireless construction and perceived reduction in value of similar site development construction services business.  As a result of this analysis, using a discounted cash flow valuation method for estimating fair value, $13.4 million of goodwill within the site development construction reporting unit was determined to be impaired as of June 30, 2002.  The $13.4 million goodwill impairment charge is included within restructuring and other charges in the Consolidated Statement of Operations for the year ended December 31, 2002.

          Net loss was $(273.2) million for the year ended December 31, 2002 as compared to net loss of $(125.1) million for the year ended December 31, 2001.  This increase in net loss is primarily a result of higher depreciation expense, higher net interest expense, the $77.6 million restructuring and other charges previously discussed and the $80.6 million cumulative effect of change in accounting principle previously discussed offset by higher gross profit and lower selling, general and administrative expenses.  We expect to incur additional net losses in 2003.

          Earnings (loss) before interest, taxes, depreciation, amortization, non-cash charges and unusual or non-recurring expenses (“EBITDA”) increased 31.1% to $79.0 million for the year ended 2002 from $60.2 million for the year ended 2001.  If the AAT Transaction is consummated, our EBITDA in 2003 would be reduced as a result of the sale of either 679 or 801 towers.  The following table provides a reconciliation of EBITDA to net loss available to common shareholders:

	Year ended December 31,

	2002	2001

	(in thousands)
EBITDA	$78,972	$60,224
Interest expense, net of amount capitalized	(56,171)	(47,709)
Amortization of original issue discount and debt issuance costs	(33,518)	(29,730)
Interest income	601	7,059
Provision for income taxes	(383)	(1,654)
Depreciation and amortization	(102,328)	(80,465)
Other	(169)	(76)
Non-cash compensation expense	(2,017)	(3,326)
Restructuring and other charges	(77,560)	(24,399)
Extraordinary item	—	(5,069)
Cumulative effect of change in accounting principle	(80,592)	—

Net loss	$(273,165)	$(125,145)

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

          Depreciation and amortization increased to $80.5 million for 2001 as compared to $34.8 million for 2000. This increase was directly related to the increased amount of fixed assets, primarily towers, we owned in 2001 as compared to 2000. As our fixed assets begin to mature we will be continuing to evaluate the useful lives of the assets and may decide to change these useful lives based on the circumstances. If the useful lives of assets are reduced, depreciation may be accelerated in future years.  Amortization of goodwill and other intangible assets during 2001 and 2000 was $6.9 million and $3.6 million, respectively.

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

          Earnings (loss) before interest, taxes, depreciation, amortization, non-cash charges and unusual or non-recurring expenses (“EBITDA”) increased 88.0% to $60.2 million for the year ended 2001 from $32.0 million for the year ended 2000. The following table provides a reconciliation of EBITDA to net loss available to common shareholders:

	Year ended December 31,

	2001	2000

	(in thousands)
EBITDA	$60,224	$32,026
Interest expense, net of amount capitalized	(47,709)	(4,879)
Amortization of original issue discount and debt issuance costs	(29,730)	(26,006)
Interest income	7,059	6,253
Provision for income taxes	(1,654)	(1,233)
Depreciation and amortization	(80,465)	(34,831)
Other income	(76)	68
Non-cash compensation expense	(3,326)	(313)
Restructuring and other charges	(24,399)	—
Extraordinary item	(5,069)	—

Net loss	$(125,145)	$(28,915)

LIQUIDITY AND CAPITAL RESOURCES

          SBA Communications Corporation is a holding company with no business operations of its own. Our only significant asset is the outstanding capital stock of SBA Telecommunications, which owns, directly or indirectly, the capital stock of our subsidiaries. We conduct all of our business operations through our subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries. Even if we decided to pay a dividend on or make a distribution of the capital stock of our subsidiaries, we cannot assure you that our subsidiaries will generate sufficient cash flow to pay a dividend. Our ability to pay cash or stock dividends is restricted under the terms of our senior credit facility and the indentures related to our 10¼% senior notes and 12% senior discount notes.

          As a result of these estimates and our expectations that we will not comply with one or more of the financial covenants of our senior credit facility during 2003, the auditor’s opinion on our 2002 consolidated financial statements calls attention to substantial doubts about our ability to continue as a going concern through 2003.

          The issuance of this audit opinion with a “going-concern” qualification, if not remedied by April 30, 2003, would itself be an event of default under our senior credit facility.  As part of our plan to address our anticipated non-compliance with certain financial covenants under our senior credit facility commencing in 2003 and to reduce our significant level of indebtedness and the risks associated with such indebtedness, certain of our subsidiaries entered into a definitive agreement with AAT Communications to sell 679 towers or, if AAT Communications elects to purchase an additional 122 towers, an aggregate of 801 towers.  The AAT Transaction is subject to various conditions, including an amendment to our credit facility.  We anticipate that the amendment to our senior credit facility would, among other things, (1) waive any default that arises as a result of receiving an audit opinion with a “going concern” qualification, (2) modify the financial covenants to levels that we believe are better aligned with our site leasing business and can be satisfied during 2003 and beyond and (3) permit certain activities that are part of the AAT Transaction.  We believe that the AAT Transaction, in conjunction with the amendment to the senior credit facility, will upon consummation, eliminate the issues that gave rise to the “going concern” qualification from our auditors.  Based on our current estimates of wireless carrier activity, we believe that subsequent to the successful sale of either 679 or 801 towers, and the amendment to the senior credit facility, we will have sufficient liquidity to achieve positive free cash flow.

          For a further discussion of our management’s plans to address the issuance of our audit opinion with a “going concern” qualification and the possible defaults of certain financial covenants under our senior credit facility please refer to the section entitled “Going Concern” above.

          In addition to the proposed AAT Transaction, in order to manage our significant levels of indebtedness and to insure continued compliance with our financial covenants, we are exploring a number of alternatives, including selling certain assets or lines of business, issuing equity, repurchasing, restructuring or refinancing or exchanging for equity some or all of our debt or pursuing other financial alternatives, and we may from time to time implement one or more of these alternatives.  One or more of the alternatives may include the possibility of issuing additional shares of common stock or securities convertible into shares of common stock or converting our existing indebtedness into shares of common stock or securities convertible into shares of common stock, any of which would dilute our existing shareholders.  We cannot assure you that either the AAT Transaction and/or any other of these strategies can be consummated, or if consummated, would effectively address our liquidity concerns, the possible defaults under our debt instruments or any of the other risks associated with our significant level of indebtedness.

          Net cash provided by operations during the year ended December 31, 2002 was $1.6 million as compared to $13.0 million in 2001. This decrease was primarily attributable to cash interest payments made in February and August 2002 on the 10¼% senior notes.  Net cash used in investing activities for year the ended December 31, 2002 was $98.0 million compared to $530.3 million for the year ended December 31, 2001. This decrease was primarily attributable to a significantly lower level of tower acquisitions and new build activity in 2002 versus 2001.  Net cash provided by financing activities for the year ended December 31, 2002 was $143.7 million compared to $516.2 million for the year ended December 31, 2001. The decrease in net cash provided by financing activities in 2002 was primarily due to the issuance of our $500.0 million 10¼% senior notes completed in February 2001.

          Our cash capital expenditures for the year ended December 31, 2002 were $103.4 million as compared to $530.3 million for the year ended December 31, 2001.  This decrease is a result of lower investment in new tower assets.   We currently plan to make total cash capital expenditures during the year ending December 31, 2003 of $10.0 million to $15.0 million. All of these planned capital expenditures are expected to be funded by cash on hand and cash flow from operations.  The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio and to complete pending build-to-suit obligations.

          Our balance sheet reflected negative working capital of $(149.0) million and $(19.4) million as of December 31, 2002 and 2001, respectively.  This change is attributable to the classification of $189.4 million of previously long-term debt as current, based upon management’s requirement to repay in 2003 substantially all of the net proceeds from the AAT Transaction in the amount of $188.0 million, offset by higher cash balances, receipts of accounts receivable and lower accounts payable levels.

          At December 31, 2002 we had $500.0 million outstanding on our 10¼% senior notes. The 10¼% senior notes mature February 1, 2009.  Interest on these notes is payable February 1 and August 1 of each year.  Additionally, at December 31, 2002, we had $263.9 million outstanding on our 12% senior discount notes, net of unamortized original issue discount of $5.1 million. The 12% senior discount notes mature on March 1, 2008.  The 12% senior discount notes accreted in value until March 1, 2003.  Thereafter interest will begin to accrue and will be payable on March 1 and September 1 of each year, commencing on September 1, 2003.   Each of the 10¼% senior notes and the 12% senior discount notes are unsecured and are pari passu in right of payment with our other existing and future senior indebtedness.  The 10¼% senior notes and the 12% senior discount notes place certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sale of assets, transactions with affiliates, sale and leaseback transactions, certain investments and our ability to merge or consolidate with other entities.

          In June 2001, SBA Telecommunications, our principal subsidiary, entered into a $300.0 million senior secured credit facility.  This facility was amended in January 2002 and further amended in August 2002.  The senior credit facility as amended, provides for a $100.0 million term loan and a $200.0 million revolving loan, the availability of which is based on compliance with certain covenants.  As of December 31, 2002, SBA Telecommunications had $255.0 million in loans outstanding under this facility, $100.0 million of the term loan and $155.0 million of the revolver.  In addition, as of December 31, 2002, $14.5 million of letters of credit were issued and outstanding, under the senior credit facility.  The term loan and the revolving loan mature June 15, 2007 and repayment of the term loan begins in September 2003 ($2.5 million is due for repayment on each of September 30, 2003 and December 31, 2003).  Under the current terms of the senior credit facility, we are required to use substantially all of the net proceeds of asset sales to repay outstanding debt under the senior credit facility.  As a result, we have calculated our current debt outstanding at December 31, 2002 to include substantially all of the net proceeds from the proposed sale of 801 towers to AAT Communications of $188.0 million.  However, we intend to seek an amendment to the senior credit facility and in exchange for certain modifications, we would repay approximately $150.0 million of this facility in 2003.  The receipt of this amendment is a condition to the consummation of the AAT Transaction.  Borrowings under the senior credit facility accrue interest at the Euro dollar rate plus a margin or a base rate plus a margin, as defined in the credit agreement.  At December 31, 2002, $100.0 million term loan outstanding under the senior credit facility was at variable rates of 3.41% to 3.43% and $155.0 million outstanding under the revolving credit facility was at variable rates of 3.41% to 3.81%.

          The senior credit facility requires SBA Telecommunications to maintain specified financial ratios, including ratios regarding our consolidated debt coverage, debt service, cash interest expense and fixed charges for each quarter and to satisfy certain financial condition tests including maintaining minimum consolidated EBITDA.  The senior credit facility also contains affirmative and negative covenants which, among other things, require us to submit audited financial statements without a “going-concern” qualification in the audit opinion and restricts our ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants.  The August 2002 amendment adjusted certain covenants and financial covenants, but did not change the amount or repayment terms of the facility.  Specifically, the August 2002 amendment (1) amended certain financial covenants to (a) decrease the required ratios for cash interest expense coverage, fixed charges coverage and debt service coverage in 2003 to 2005 and (b) reduce the permitted senior leverage and debt per tower ratios and (2) increased the interest margin over the Euro dollar rate as specified in the original agreement by 25 basis points.  Availability under the senior credit facility is contingent upon compliance with the financial ratios and tests and other covenants in the credit agreement.  As of December 31, 2002 we were in full compliance with the covenants contained in the senior credit facility; however, the issuance of the audit opinion on the 2002 financial statements with a “going-concern” qualification, if not remedied by April 30, 2003, would be an event of default which would permit the lenders, by a majority vote, to immediately accelerate the maturity of the principal and interest outstanding under the senior credit facility and to terminate our ability to access any remaining available funds.  Our ability in the future to comply with the covenants and access the available funds under the senior credit facility in the future will depend on our future financial performance.  The senior credit facility is secured by substantially all of the assets of SBA Telecommunications and its subsidiaries.

          One of our goals is the attainment of sustained positive free cash flow(1).  We define free cash flow as EBITDA less net cash interest, cash capital expenditures and cash taxes.  We are focused on maintaining sufficient liquidity until we reach our goal of sustained positive free cash flow.  Based on our current estimates of wireless carrier activity, we believe that subsequent to the successful sale of either 679 or 801 towers, and the amendment to the senior credit facility, we will have sufficient liquidity to achieve positive free cash flow.

          (1)Free cash flow is not intended to represent cash flows for the periods presented, nor has it been presented as an alternative to cash flows from operations or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States.

          We have on file with the Securities and Exchange Commission (“SEC”) shelf registration statements on Form S-4 registering up to a total of 8.0 million shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services at various locations in the United States. During the year ended December 31, 2002, we issued 1.3 million shares of Class A common stock under these registration statements in connection with one acquisition and certain earn-outs. As of December 31, 2002, we had 4.4 million shares of Class A common stock remaining available under these shelf registration statements.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In October 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  This standard requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the cost is to be capitalized by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or loss upon settlement.  We are required to adopt this standard effective January 1, 2003.  We have not completed our analysis determining the effect adoption of SFAS 143 will have on our consolidated financial statements, but believe it may be material given that we have obligations to restore leaseholds to their original condition upon termination of ground leases underlying a majority of our towers.  We will record the cumulative effect of adopting this statement effective January 1, 2003.

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 62, Amendment of SFAS No. 13 and Technical Corrections.  For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4.  Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30.  The statement also amended SFAS 13 for certain sale-leasebacks and sublease accounting.  We are required to adopt the provisions of SFAS 145 effective January 1, 2003.  Pursuant to SFAS 145, our previously reported extraordinary item will be reclassified to operating expense in consolidated financial statement presentation subsequent to December 31, 2002.

          In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and nullified EITF Issue No. 94–3.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94–3 had recognized the liability at the commitment date to an exit plan.  SFAS 146 requires that the initial measurement of a liability be at fair value.  We are required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002.  The effect of adopting SFAS 146 is not expected to be material to the consolidated financial statements.

           In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  This statement also amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The standard is effective for fiscal years beginning after December 15, 2002.  We will continue to account for stock-based compensation in accordance with APB No. 25.  As such, we do not expect this standard to have a material impact on our consolidated financial position or results of operations.  We have adopted the disclosure-only provisions of SFAS No. 148 as of December 31, 2002.

          In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  FIN 45 also clarifies requirements for the recognition of guarantees at the onset of an arrangement.  The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are effective for interim or annual financial statements after December 15, 2002.   We implemented the disclosure requirements of FIN 45 as of December 31, 2002 and there was no material impact on our consolidated financial statements as a result of this implementation.

          In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consideration for Variable Interest Entities, an interpretation of ARB No. 51 which requires all variable interest entities (“VIEs”) to be consolidated by the primary beneficiary.  The primary beneficiary  is the entity that holds the majority of the beneficial interest in the VIE.  In addition, the interpretation expands the disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is a holder of a significant amount of beneficial interests, but not the majority.  FIN 46 is effective for all VIEs created or acquired after January 31, 2003.  For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  We do not expect the effect of adopting FIN 46 to be material to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

          We have identified the policies below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, beginning on page F-10. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the dates of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition and Accounts Receivable

          Revenue from site leasing is recorded monthly and recognized on a straight-line basis over the term of the related lease agreements. Rental amounts received in advance are recorded in deferred revenues.

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

          Cost of site development project revenue and construction revenue include all material costs, salaries and labor costs, including payroll taxes, subcontract labor, vehicle expense and other costs directly related to the projects. All costs related to site development projects and construction projects are recognized as incurred. Cost of site leasing revenue include rent, maintenance (exclusive of employee related costs) and other tower expenses. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined to be probable.

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

          Asset classes and related estimated useful lives are as follows:

Towers and related components	2 – 15 years
Furniture, equipment and vehicles	2 – 7 years
Buildings and improvements	5 – 39 years

          Capitalized costs incurred subsequent to when an asset is originally placed in service are depreciated over the remaining estimated useful life of the respective asset. Changes in an asset’s estimated useful life are accounted for prospectively, with the book value of the asset at the time of the change being depreciated over the revised remaining useful life term.

          We evaluate the potential impairment of individual long-lived assets, principally the tower sites.  We record an impairment charge when we believe an investment in towers has been impaired, such that future undiscounted cash flows would not recover the then current carrying value of the investment in the tower site.  We consider many factors and make certain assumptions when making this assessment, including but not limited to general market and economic conditions, historical operating results, geographic location, lease-up potential, and expected timing of lease-up.  Future adverse changes in market conditions could result in losses or an inability to recover the carrying value, thereby possibly requiring an impairment charge in the future.  In addition, if our assumptions regarding future undiscounted cash flows and related assumptions are incorrect, a future impairment charge may be required.

          The restructuring and other charges of $ 77.6 million recorded in 2002 includes a $16.4 million asset impairment charge. The asset impairment charge was determined through an evaluation of our tower asset portfolio using a projected cash flow analysis and assets were written down to fair value determined on a discounted cash flow analysis.  The tower assets determined to be impaired were primarily those with no current tenants and little or no lease-up potential.  Long-lived assets are subject to an impairment assessment any time that indicators of impairment are present.  If wireless carrier capital expenditures and their ability to access capital remain weak or deteriorate further, we believe the valuation of certain of our long-lived assets may be negatively impacted.

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

Goodwill

          During 2002, we completed the transitional impairment test of goodwill required under SFAS 142, which was adopted effective January 1, 2002.  As a result of completing the required transitional test, we recorded a charge retroactive to the adoption date for the cumulative effect of the accounting change in the amount of $80.6 million, representing the excess of the carrying value of reporting units as compared to their estimated fair value.  Of the total $80.6 million cumulative effect adjustment, $61.6 million related to the site development construction reporting segment and $19.0 million related to the site leasing reporting segment.  The change modified the first quarter’s previously reported net loss of ($83.2) million, or ($1.70) per share to ($163.8) million, or ($3.34) per share.

          During 2002, we recorded additional goodwill totaling approximately $13.4 million resulting from the achievement of certain earn-out obligations under various construction acquisition agreements entered into prior to July 1, 2001.  In accordance with SFAS 142, in addition to the transitional test described above, goodwill is subject to an impairment assessment at least annually, or at any time that indicators of impairment are present.  We determined that as of June 30, 2002 indicators of impairment were present, thereby requiring an impairment analysis be completed.  The indicators of impairment during the quarter ended June 30, 2002 giving rise to this analysis included significant further deterioration of company value, further activities under our restructuring plan, and market conditions related to demand for wireless construction services.  As a result of this analysis, using a discounted cash flow valuation method for estimating fair value, $13.4 million of goodwill within the site development construction segment was determined to be impaired as of June 30, 2002.  The $13.4 million goodwill impairment charge is included within restructuring and other charges in the Consolidated Statement of Operations for the year ended December 31, 2002.  As of December 31, 2002 we did not have any remaining goodwill or other intangible assets subject to SFAS 142.

Restructuring Accruals

          In establishing the accrual for the restructuring costs discussed in Note 14 to the consolidated financial statements, we made certain assumptions to estimate future severance costs and other exit costs.  In addition, while performing impairment tests for certain long-term assets, assumptions were made as to the future cash flows associated with these assets.  While we feel the assumptions were appropriate, there can be no assurance that actual costs will not differ from estimates used to establish the restructuring accrual.  If actual results differ from the estimates, we may need to adjust, upward or downward, our restructuring accrual in the future.

Accounting for Income Taxes

          As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

          Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $136.2 million as of December 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses.  The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could impact our financial position and results of operations. The net deferred tax liability as of December 31, 2002 was $18.4 million.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business, and in some cases relate to our acquisition of related businesses.  We are subject to interest rate risk on our senior credit facility and any future financing requirements.  Substantially of our indebtedness currently consists of fixed rate debt.

          The following table presents the future principal payment obligations and weighted average interest rates associated with our long-term debt instruments, assuming our actual level of long-term indebtedness as of December 31, 2002:

	2003	2004	2005	2006	2007	Thereafter	Fair Value

	(in thousands)
Long-term debt:
Fixed rate (10¼%)	—	—	—	—	—	$500,000	$275,000
Fixed rate (12.0%)	—	—	—	—	—	$269,000	$145,148
Term loan, $100.0 million, variable rates (3.41% to 3.43% at December 31, 2002)	$75,039	$3,941	$6,569	$6,568	$7,883	$—	$100,000
Revolving loan, variable rates (3.41% to 3.81% at December 31, 2002)	$114,275	—	—	—	$40,725	—	$155,000
Notes payable, variable rates (2.9% to 11.4% at December 31, 2002)	$83	$40	—	—	—	—	$123

          In January 2002, we entered into an interest rate swap agreement to manage our exposure to interest rate movements and to take advantage of a favorable interest rate environment by effectively converting a portion of our debt from fixed to variable rates. The notional principal amount of the interest rate swap was $100.0 million. The maturity date of the interest rate swap matched the principal maturity date of the 10¼% senior notes, the underlying debt (February 2009). This swap involved the exchange of fixed rate payments for variable rate payments without the exchange of the underlying principal amount. The variable rates were based on six-month EURO rate plus 4.47% and were reset on a semi-annual basis.  The counter-party to the interest rate swap agreement elected to terminate the swap agreement effective October 15, 2002.  In connection with this termination, the counter-party paid us $6.2 million, which included approximately $0.8 million in accrued interest.  The remaining $5.4 million received was deferred and is being recognized as a reduction to interest expense over the remaining term of the senior notes using the effective interest method.  The deferred gain balance of $5.2 million at December 31, 2002 is included in long-term debt.

          Our primary market risk exposure relates to (1) the interest rate risk on variable-rate long-term and short-term borrowings, (2) our ability to refinance our 10¼% senior notes and our 12% senior discount notes, at maturity at market rates, and (3) the impact of interest rate movements on our ability to meet financial covenants.  We manage the interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt.  While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

Senior Discount Note Disclosure Requirements

          The indentures governing our 10¼% senior notes and our 12% senior discount notes require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries and the disclosure to be made of Tower Cash Flow, as defined in the indentures, for the most recent fiscal quarter and Adjusted Consolidated Cash Flow, as defined in the indentures, for the most recently completed four-quarter period. As of December 31, 2002 we had no unrestricted subsidiaries. Tower Cash Flow, as defined in the indentures, for the quarter ended December 31, 2002 was $18.9 million. Adjusted Consolidated Cash Flow for the year ended December 31, 2002 was $82.2 million.

Special Note Regarding Forward Looking Statements

          This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Discussions containing forward-looking statements may be found in the material set forth in this section and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in the annual report.

          These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

•	our ability to continue as a going concern through 2003;

•

our expectations regarding the number of towers that will actually be sold in the AAT Transaction and potential adjustments to the purchase price based on the aggregate tower cash flow of those towers sold;

•	our expectations that we and AAT Communications will satisfy all closing conditions, including our ability to amend our existing senior credit facility;

•	our expectations regarding the consummation of the closing in stages commencing on May 9, 2003 and ending on September 30, 2003;

•	our estimates regarding our ability to comply with the covenants contained in our senior credit facility;

•	our estimates regarding wireless carrier activity in 2003;

•	our estimate that our operations will produce positive free cash flow;

•	our estimate that we will not build or acquire a material number of towers in 2003;

•	our intent to focus our tower ownership activities in the Eastern U.S.;

•	the impact of the capital expenditure reduction plan on our future financial performance, long-term growth rates, liquidity and free cash flow position;

•	anticipated trends in the site development industry and its effect on our revenue and profits;

•	our belief that our towers have significant capacity to accommodate additional tenants;

•	our estimates regarding the future development of the site leasing industry and its effect on our site leasing revenues;

•	our estimates regarding the financial impact of adopting certain recently issued accounting pronouncements; and

•	our estimate of the amount of capital expenditures, and the funding sources, for the twelve months ending December 31, 2003.

          These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	the decision by AAT Communications to elect to purchase the additional 122 towers and potential adjustments to the purchase price based on the aggregate tower cash flow of those towers sold;

•

our ability to satisfy all closing conditions necessary to consummate the AAT Transaction, including the receipt of the necessary amendment to our senior credit facility, consents from third parties and other customary closing conditions;

•	our ability to continue to comply with covenants and the terms of our senior credit facility.

•	the inability of our clients to access sufficient capital or their unwillingness to expend capital to fund network expansion or enhancements;

•	our inability to sufficiently increase our revenues and maintain or decrease expenses and cash capital expenditures sufficiently to permit us to be positive free cash flow;

•	our ability to access sufficient capital to fund our operations;

•	our ability to secure as many site leasing tenants as planned;

•	our ability to expand our site leasing business and maintain or expand our site development business;

•	our ability to retain current lessees on newly acquired towers; and

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Financial statements and supplementary data for the Company are on pages F-1 through F-31.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The items required by Part III, Item 10, are incorporated herein by reference from the Registrant’s Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed on or before April 30, 2003.

ITEM 11.    EXECUTIVE COMPENSATION

          The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed on or before April 30, 2003.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

          The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed on or before April 30, 2003.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed on or before April 30, 2003.

ITEM 14.    CONTROLS AND PROCEDURES

          (a)  Within 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d–14(c).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

          (b)  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding paragraph.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

	(1)	Financial Statements

See “Item 8. Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

Report of Predecessor Independent Certified Public Accountants on Schedule
Schedule II - Valuation and Qualifying Accounts

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

10.34

—Second Amendment to $300,000,000 Credit Agreement, dated as of August 5, 2002, among SBA Communications Corporation, SBA Telecommunications, Inc., the several lenders from time to time parties to the Credit Agreement, Lehman Brothers, Inc., Barclays Capital, Barclays Bank PLC and Lehman Commercial Paper Inc.(8)

10.35	—Employment Agreement, dated as of February 28, 2003, between SBA Properties Inc. and Jeffrey A. Stoops.*

10.36	—Employment Agreement, dated as of February 28, 2003, between SBA Properties Inc. and Kurt L. Bagwell.*

10.37	—Employment Agreement, dated as of February 28, 2003, between SBA Properties Inc. and Thomas P. Hunt.*

21	—Subsidiaries.*

23.1	—Consent of Ernst & Young LLP.*

99.1	—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jeffrey A. Stoops.*

99.2	—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for John Marino.*

*	Filed herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-76547).
(2)	Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-50219).
(3)	Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-58128).
(4)	Incorporated by reference to the Form 8-K, dated January 11, 2002, previously filed by the Registrant.
(5)	Incorporated by reference to the Form 10-K for the year ended December 31, 2000, previously filed by the Registrant.
(6)	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2001, previously filed by the Registrant.
(7)	Incorporated by reference to the Registration Statement on Form S-8, previously filed by the Registrant (Registration No. 333-69236).
(8)	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2002, previously filed by the Registrant.

(b)	Reports on Form 8-K:

The Company filed a report on Form 8-K dated October 16, 2002.  In the report, the Company reported under Item 5 that it had lowered its third quarter 2002 EBITDA guidance.  The Company also reported it was reaffirming its total revenue guidance.  Under Item 7, the Company included the related press release.

The Company filed a report on Form 8-K dated November 7, 2002.  In the report, the Company reported under Item 5, certain operational information for the third quarter of 2002.  Under Item 7, the Company included the related press release.

The Company filed a report on Form 8-K dated November 15, 2002.  In the report, the Company reported under Item 5 that it had received a notice from Nasdaq Listing Qualifications of The Nasdaq Stock Market, Inc. dated November 12, 2002 indicating that the Company was not in compliance with Marketplace Rule 4450(a)(5), because the Company’s Class A Common Stock had closed below the minimum $1.00 per share requirement during the past 30 consecutive trading days.

The Company filed a report on Form 8-K dated November 22, 2002. In the report, the Company reported under Item 5, that it recently issued an Investor News Report dated November 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

By:	/s/ STEVEN E. BERNSTEIN

Steven E. Bernstein
Chairman of the Board of Directors

Date	March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN E. BERNSTEIN	Chairman of the Board of Directors
March 31, 2003
Steven E. Bernstein

/s/ JEFFREY A. STOOPS	Chief Executive Officer and President
	(Principal Executive Officer)	March 31, 2003
Jeffrey A. Stoops

/s/ JOHN MARINO	Chief Financial Officer
	(Principal Financial Officer)	March 31, 2003
John Marino

/s/ JOHN F. FIEDOR	Chief Accounting Officer
	(Principal Accounting Officer)	March 31, 2003
John F. Fiedor

/s/ DONALD B. HEBB, JR.	Director
March 31, 2003
Donald B. Hebb, Jr.

/s/ RICHARD W. MILLER	Director
March 31, 2003
Richard W. Miller

/s/ STEVEN E. NIELSEN	Director
March 31, 2003
Steven E. Nielsen

CERTIFICATION

I, Jeffrey A. Stoops, certify that:

1.	I have reviewed this annual report on Form 10-K of SBA Communications Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ JEFFREY A. STOOPS

Jeffrey A. Stoops
Chief Executive Officer

CERTIFICATION

I, John Marino, certify that:

1.	I have reviewed this annual report on Form 10-K of SBA Communications Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ JOHN MARINO

John Marino
Chief Financial Officer

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
SBA Communications Corporation and Subsidiaries

          We have audited the accompanying consolidated balance sheet of SBA Communications Corporation and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended.  Our audit also included the 2002 financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.  The consolidated financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, and the financial statement schedule for the years ended December 31, 2001 and 2000 listed in the Index at Item 15(a), were audited by other auditors who have ceased operations and whose report dated February 22, 2002, expressed an unqualified opinion on those statements and schedule.

          We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of SBA Communications Corporation and Subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related 2002 financial statement schedule, when considered in relation to the 2002 basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          The accompanying financial statements have been prepared assuming that SBA Communications Corporation and Subsidiaries will continue as a going concern.  As more fully described in Note 2, it is likely that the Company will not remain in compliance with certain covenants of its credit agreement during the year ended December 31, 2003.  The Company will need to obtain a waiver in order for its credit agreement not to be considered in default.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

          As discussed in Note 5 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

          As discussed above, the consolidated financial statements of SBA Communications Corporation and Subsidiaries as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 5, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 5 with respect to 2001 and 2000 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in those periods related to goodwill, to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related loss-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 5 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ ERNST & YOUNG LLP
West Palm Beach, Florida
March 7, 2003, except for the second paragraph of Note 20,
as to which the date is March 17, 2003

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

ARTHUR ANDERSEN LLP

West Palm Beach, Florida,
February 22, 2002.

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH SBA COMMUNICATIONS CORPORATION’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001.  THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K.

WE WILL NOT BE ABLE TO OBTAIN THE WRITTEN CONSENT OF ARTHUR ANDERSEN LLP AS REQUIRED BY SECTION 7 OF THE SECURITIES ACT OF 1933 FOR ANY REGISTRATION STATEMENT WE MAY FILE IN THE FUTURE.  ACCORDINGLY, INVESTORS WILL NOT BE ABLE TO SUE ARTHUR ANDERSEN LLP PURSUANT TO SECTION 11(A) (4) OF THE SECURITIES ACT WITH RESPECT TO ANY SUCH REGISTRATION STATEMENTS AND, THEREFORE, ULTIMATE RECOVERY FROM ARTHUR ANDERSEN LLP MAY ALSO BE LIMITED AS A RESULT OF ARTHUR ANDERSEN LLP’S FINANCIAL CONDITION OR OTHER MATTERS RESULTING FROM THE VARIOUS CIVIL AND CRIMINAL LAWSUITS AGAINST THAT FIRM.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$61,141	$13,904
Accounts receivable, net of allowances of $5,572 and $4,641 in 2002 and 2001, respectively	36,292	56,796
Costs and estimated earnings in excess of billings on uncompleted contracts	10,425	11,333
Prepaid and other current assets	5,741	10,254

Total current assets	113,599	92,287
Property and equipment, net	1,140,625	1,198,559
Deferred financing fees, net	24,517	27,807
Other assets	21,853	24,178
Intangible assets, net	4,321	5,588
Goodwill, net	—	80,592

Total assets	$1,304,915	$1,429,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,810	$56,293
Accrued expenses	15,081	13,046
Deferred revenue	12,427	11,216
Interest payable	22,919	21,815
Long-term debt, current portion	189,397	365
Billings in excess of costs and estimated earnings on uncompleted contracts	2,362	6,302
Other current liabilities	3,595	2,664

Total current liabilities	262,591	111,701

Long-term liabilities:
Long-term debt	834,885	845,088
Deferred tax liabilities, net	18,429	18,429
Deferred revenue	1,944	2,394
Other long-term liabilities	1,593	755

Total long-term liabilities	856,851	866,666

Commitments and contingencies (see Notes 2 and 17)
Shareholders’ equity:
Common stock-Class A par value $.01 (200,000 and 100,000 shares authorized, 45,674 and 43,233 shares issued and outstanding in 2002 and 2001, respectively)	457	432
Common stock-Class B par value $.01 (8,100 shares authorized, 5,456 shares issued and outstanding in 2002 and 2001)	55	55
Additional paid-in capital	672,946	664,977
Accumulated deficit	(487,985)	(214,820)

Total shareholders’ equity	185,473	450,644

Total liabilities and shareholders’ equity	$1,304,915	$1,429,011

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the years ended December 31,

	2002	2001	2000

Revenues:
Site development	$125,041	$139,735	$115,892
Site leasing	139,633	103,159	52,014

Total revenues	264,674	242,894	167,906
Cost of revenues (exclusive of depreciation and amortization shown below):
Cost of site development	102,473	107,932	88,892
Cost of site leasing	49,641	36,722	19,502

Total cost of revenues	152,114	144,654	108,394

Gross profit	112,560	98,240	59,512
Operating expenses:
Selling, general and administrative	35,605	41,342	27,799
Restructuring and other charges	77,560	24,399	—
Depreciation and amortization	102,328	80,465	34,831

Total operating expenses	215,493	146,206	62,630

Operating loss	(102,933)	(47,966)	(3,118)
Other income (expense):
Interest income	601	7,059	6,253
Interest expense, net of amounts capitalized	(56,171)	(47,709)	(4,879)
Non-cash amortization of original issue discount and debt issuance costs	(33,518)	(29,730)	(26,006)
Other	(169)	(76)	68

Total other expense	(89,257)	(70,456)	(24,564)

Loss before provision for income taxes, extraordinary item and cumulative effect of change in accounting principle	(192,190)	(118,422)	(27,682)
Provision for income taxes	(383)	(1,654)	(1,233)

Loss before extraordinary item and cumulative effect of change in accounting principle	(192,573)	(120,076)	(28,915)
Extraordinary item, write-off of deferred financing fees	—	(5,069)	—
Cumulative effect of change in accounting principle	(80,592)	—	—

Net loss	$(273,165)	$(125,145)	$(28,915)

Basic and diluted loss per common share before extraordinary item and cumulative effect of change in accounting principle	$(3.83)	$(2.53)	$(0.70)
Extraordinary item	—	(0.11)	—
Cumulative effect of change in accounting principle	(1.60)	—	—

Basic and diluted loss per common share	$(5.43)	$(2.64)	$(0.70)

Basic and diluted weighted average number of shares of common stock	50,308	47,437	41,156

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(in thousands, except share amounts)

	Common Stock

	Class A		Class B		Additional Paid-In Capital
						Accumulated Deficit
	Number	Amount	Number	Amount			Total

BALANCE, December 31, 1999	21,547	$215	7,645	$77	$109,049	$(60,760)	$48,581
Offering of common stock, net of issuance costs	14,750	148	—	—	464,896	—	465,044
Common stock issued in connection with acquisitions	1,123	11	—	—	48,762	—	48,773
Non-cash compensation	—	—	—	—	313	—	313
Common stock issued in connection with employee stock purchase/option plans	1,003	10	—	—	4,354	—	4,364
Issuance of restricted stock	20	—	—	—	—	—	—
Conversion of Class B to Class A	2,189	22	(2,189)	(22)	—	—	—
Exercise of warrants	357	4	—	—	(4)	—	—
Net loss	—	—	—	—	—	(28,915)	(28,915)

BALANCE, December 31, 2000	40,989	410	5,456	55	627,370	(89,675)	538,160
Common stock issued in connection with acquisitions	1,575	16	—	—	31,037	—	31,053
Non-cash compensation	—	—	—	—	3,326	—	3,326
Common stock issued in connection with employee stock purchase/option plans	669	6	—	—	3,244	—	3,250
Net loss	—	—	—	—	—	(125,145)	(125,145)

BALANCE, December 31, 2001	43,233	432	5,456	55	664,977	(214,820)	450,644
Common stock issued in connection with acquisitions	1,316	13	—	—	5,635	—	5,648
Non-cash compensation	—	—	—	—	2,017	—	2,017
Common stock issued in connection with employee stock purchase/option/severance plans	1,125	12	—	—	317	—	329
Net loss	—	—	—	—	—	(273,165)	(273,165)

BALANCE, December 31, 2002	45,674	$457	5,456	$55	$672,946	$(487,985)	$185,473

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(273,165)	$(125,145)	$(28,915)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	102,328	80,465	34,831
Non-cash restructuring and other charges	73,236	24,399	—
Non-cash compensation expense	2,017	3,326	313
Provision for doubtful accounts	2,590	1,361	1,663
Amortization of original issue discount and debt issuance costs	33,518	29,730	26,006
Amortization of deferred gain from termination of interest rate swap agreement	(133)	—	—
Write-off of deferred financing fees	—	5,069
Cumulative effect of change in accounting principle	80,592	—	—
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	17,914	(2,692)	(25,193)
Costs and estimated earnings in excess of billings on uncompleted contracts	908	3,201	(10,029)
Prepaid and other current assets	1,356	(4,271)	(929)
Other assets	2,325	(5,212)	(14,480)
Accounts payable	(39,483)	(22,290)	35,342
Accrued expenses	(144)	(1,334)	7,055
Deferred revenue	761	6,113	4,569
Interest payable	1,104	21,766	—
Other liabilities	(230)	(1,626)	2,809
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,940)	156	3,980
Deferred tax liabilities	—	(16)	10,494

Total adjustments	274,719	138,145	76,431

Net cash provided by operating activities	1,554	13,000	47,516

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from termination of interest rate swap agreement	5,369	—	—
Tower acquisitions and other capital expenditures	(103,379)	(530,273)	(445,280)

Net cash used in investing activities	(98,010)	(530,273)	(445,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of common stock offerings, net of issuance costs	—	—	465,044
Proceeds from employee stock purchase/option plans	329	3,250	4,364
Proceeds from senior notes payable	—	484,261	—
Borrowings under senior credit facility, net of financing fees	143,809	134,320	11,000
Repayment of senior credit facility and notes payable	(445)	(105,634)	(70,795)

Net cash provided by financing activities	143,693	516,197	409,613

Net increase (decrease) in cash and cash equivalents	47,237	(1,076)	11,849
CASH AND CASH EQUIVALENTS:
Beginning of year	13,904	14,980	3,131

End of year	$61,141	$13,904	$14,980

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	For the years ended December 31,

	2002	2001	2000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of amounts capitalized	$58,261	$25,943	$4,896

Taxes	$1,502	$2,215	$1,996

NON-CASH ACTIVITIES:
Assets acquired in connection with acquisitions	$7,648	$58,088	$63,049

Liabilities assumed in connection with acquisitions	$(2,000)	$(4,655)	$(2,197)

Common stock issued in connection with acquisitions	$(5,648)	$(31,053)	$(48,773)

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

          SBA Communications Corporation (the “Company” or “SBA”) was incorporated in the State of Florida in March, 1997. The Company holds all of the outstanding capital stock of SBA Telecommunications (“SBA Telecommunications”).  SBA Telecommunications holds all of the capital stock of SBA Network Services, Inc. (“Network Services”), SBA Leasing, Inc., (“Leasing”), SBA Towers, Inc., SBA Properties, Inc., SBA Sites, Inc., and certain other tower companies (collectively “Tower Companies”). Network Services holds all of the capital stock of other companies engaged in similar businesses.

          Network Services provides comprehensive turnkey services for the telecommunications industry in the areas of site development services for wireless carriers and the construction and repair of transmission towers. Site development services provided by Network Services include network pre-design, site audits, site identification and acquisition, contract and title administration, zoning and land use permitting, construction management, microwave relocation and the construction and repair of transmission towers, including the hanging of antennae, cabling and associated tower components. In addition to providing turnkey services to the telecommunications industry, Network Services historically has constructed many of the newly-built towers that the Company owns.

          The Tower Companies own and operate transmission towers in various parts of the United States, Puerto Rico and the U.S. Virgin Islands.  Space on these towers is leased primarily to wireless communications carriers.

          Leasing leases antenna tower sites from owners and then subleases such sites to wireless telecommunications providers.

2.       LIQUIDITY AND MANAGEMENT’S PLANS

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has significant borrowings under the senior credit facility, the 10 ¼% senior notes and the 12% senior discount notes, each containing certain covenants.  Among other things, these covenants restrict the Company’s ability to incur additional indebtedness, sell assets for less than fair market value, pay dividends, redeem outstanding debt or engage in other restricted payments.  If the Company fails to comply with these covenants, it could result in an event of default under one or all of these debt instruments.   The senior credit facility requires SBA Telecommunications to maintain specified financial ratios, including ratios regarding SBA Telecommunications’ consolidated debt coverage, debt service, cash interest expense and fixed charges for each quarter and satisfy certain financial condition tests including maintaining a minimum consolidated EBITDA (earnings (loss) before interest, taxes, depreciation, amortization, non-cash charges and unusual or non-recurring expenses). The Company is in full compliance with all of the financial ratios and tests as of December 31, 2002.  Based on declines that the Company has been experiencing in its site development business and that it believes will continue in 2003, the Company estimated that it would not be in compliance with one or more of the senior credit facility’s existing financial ratios or tests in 2003.

          As a result of these estimates and the Company’s expectations that it will not comply with one or more of the financial covenants of the senior credit facility during 2003, the auditor’s opinion on the Company’s 2002 consolidated financial statements calls attention to substantial doubts about the Company’s ability to continue as a going concern through 2003.

          The issuance of this audit opinion with a “going concern” qualification, if not remedied by April 30, 2003, would be an event of default under the senior credit facility.  Upon the occurrence of this, or any other event of default, the lenders can prevent the Company from borrowing any additional amounts under the senior credit facility.  In addition, upon the occurrence of any event of default, other than certain bankruptcy events, the senior credit facility lenders, by a majority vote, can elect to declare all amounts of principal outstanding under the senior credit facility, together with all accrued interest, to be immediately due and payable.  The acceleration of amounts due under the senior credit facility would cause a cross-default under the indentures governing the 10¼% senior notes and the 12% senior discount notes, thereby permitting the acceleration of such indebtedness.  If the indebtedness under the senior credit facility and/or indebtedness under the 10¼% senior notes or 12% senior discount notes were to be accelerated, the current assets of the Company would not be sufficient to repay in full the indebtedness.  If the Company was unable to repay amounts that become due under the senior credit facility, its lenders could proceed against the collateral granted to them to secure that indebtedness.  Substantially all of the Company’s assets are pledged as security under the senior credit facility.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          As part of the Company’s plan to addresss its anticipated non-compliance with certain financial covenants under its senior credit facility commencing in 2003 and to reduce its significant level of indebtedness and the risks associated with such indebtedness, certain of the Company’s subsidiaries entered into a definitive agreement with AAT Communications to sell 679 towers or, if AAT Communications elects to purchase an additional 122 towers, an aggregate of  801 towers (see Note 20).  The Company is also currently exploring, and may from time to time take advantage of, various strategic opportunities including, but not limited to, the sale of certain assets or lines of business, the issuance of equity or the repurchasing, restructuring, or refinancing of  some or all of its debt.  The Company believes that the AAT Transaction, in conjunction with the amendment to the senior credit facility, will upon consummation, eliminate the issues that gave rise to the “going concern” qualification from its auditors with respect to its 2002 consolidated financial statements.  Furthermore, based on its current estimates, subsequent to the successful sale of either 679 or 801 towers, and the anticipated amendment to the senior credit facility, the Company expects to have sufficient liquidity to achieve positive free cash flow.  However, the Company cannot assure you that either the AAT Transaction and/or any other plan or action can be consummated, or if consummated, would effectively address its liquidity concerns, the possible defaults under its debt instruments or any of the other risks associated with its significant level of indebtedness.

          Based on its previous experience with its lender syndicate for its senior credit facility, the Company believes that it will be able to successfully negotiate with its present senior credit bank syndicate, an amendment to its senior credit facility that, among other things, (1) waives any default that arises as a result of receiving an audit opinion with a “going concern” qualification, (2) modifies the financial covenants to levels that we believe are better aligned with our site leasing business and can be satisfied during 2003 and beyond and (3) permits certain actions that are part of the AAT Transaction.  This would thereby permit the Company to prevent the occurrence of any event of default or the acceleration of its indebtedness.  However, the Company’s prior ability to obtain necessary waivers and/or amendments does not insure its ability to obtain these waivers and/or amendments, especially in light of the recent financial performance of the wireless telecommunications industry and the Company.

          The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from this uncertainty.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          b.       Use of Estimates

          The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management include the allowance for doubtful accounts receivable, the costs and revenue relating to the Company’s site development and construction contracts, valuation allowance on deferred tax assets, carrying value of long-lived assets, and the economic useful lives of towers. Actual results could differ from those estimates.

          c.       Cash and Cash Equivalents

          The Company classifies as cash and cash equivalents all interest-bearing deposits or investments with original maturities of three months or less, and highly liquid short-term commercial paper.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          d.       Property and Equipment

          Property and equipment are recorded at cost.  Depreciation is provided using the straight-line method over the estimated useful lives.  Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease.  The Company performs ongoing evaluations of the estimated useful lives of its property and equipment for depreciation purposes.  The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset.  Maintenance and repair items are expensed as incurred.

          Asset classes and related estimated useful lives are as follows:

Towers and related components	2 –15 years
Furniture, equipment and vehicles	2 – 7 years
Buildings and improvements	5 –39 years

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

          Interest is capitalized in connection with the self-construction of Company owned towers. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Approximately $1.7 million and $3.5 million of interest cost was capitalized in 2002 and 2001, respectively.

          e.       Deferred Financing Fees

          Financing fees related to the issuance of the senior credit facility, the 10¼% senior notes, the 12% senior discount notes, and the related original issue discount on the 12% senior discount notes, have been deferred and are being amortized using a method that approximates the effective interest rate method over the length of indebtedness to which they relate.

          f.       Deferred Lease Costs

          The Company defers certain initial direct costs associated with lease originations and lease amendments and amortizes these costs over the initial lease term, generally five years. Total costs deferred were approximately $2.2 million and $1.9 million in 2002 and 2001, respectively. Amortization expense was $1.0 million for the year ended December 31, 2002, and is included in cost of site leasing in the accompanying 2002 Consolidated Statement of Operations.  As of December 31, 2002 and 2001, unamortized deferred lease costs were $4.2 million and $3.1 million, respectively, and are included in other assets. Accumulated amortization totaled $2.0 million and $0.9 million at December 31, 2002 and 2001, respectively.

          g.       Intangible Assets

          Intangible assets are comprised of costs paid related to covenants not to compete.  These finite-lived intangibles are being amortized over the terms of the contracts, which range from 3 to 10 years.  Amortization expense was $1.4 million for the year ended December 31, 2002.  As of December 31, 2002, covenants not to compete totaled $7.6 million and accumulated amortization totaled $3.3 million.

          h.       Goodwill

          Goodwill at December 31, 2001, is comprised of costs paid in excess of the fair value of assets acquired.  There was no goodwill at December 31, 2002 or amortization of goodwill during 2002, as a result of adopting the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) in 2002.  During 2001, goodwill was being amortized over periods that ranged from 7 to 40 years.

          i.       Impairment of Long-Lived Assets

          In accordance with SFAS 144, long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If an asset is

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows.  Estimates and assumptions inherent in the impairment evaluation include, but are not limited to, general market conditions, historical operating results, lease-up potential and expected timing of lease-up.

          In early 2002, certain tower sites held and used in operations were considered to be impaired.  Towers determined to be impaired were primarily towers with no current tenants and little or no prospects for future lease-up.  An impairment charge of approximately $16.4 million was recorded to restructuring and other charges during 2002.

          Losses on assets held for disposal are recognized when management has approved and committed to a plan to dispose of the assets, and the assets are available for disposal.

          j.       Fair Value of Financial Instruments

          The carrying value of the Company’s financial instruments, which primarily includes cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses and notes payable, approximates fair value due to the short maturity of those instruments. The Company’s 12% senior discount notes are publicly traded and were trading based on a 28.5% yield at December 31, 2002, indicating a fair value of approximately $145.2 million as compared to a carrying value of approximately $263.9 million. The Company’s 10¼% senior notes are publicly traded and were trading based on a 25.0% yield at December 31, 2002, indicating a fair value of approximately $275.0 million as compared to a carrying value of $500.0 million.

          At December 31, 2001, the Company’s 12% senior discount notes were trading based on a 14.4% yield, indicating a fair value of approximately $209.8 million as compared to a carrying value of $234.9 million and the Company’s 10¼% senior notes were trading based on a 13.1% yield, indicating a fair value of approximately $435.0 million as compared to a carrying value of $500.0 million.

          k.       Revenue Recognition and Accounts Receivable

          Revenue from site leasing is recorded monthly and recognized on a straight-line basis over the term of the related lease agreements. Rental amounts received in advance are recorded as deferred revenue in the consolidated balance sheets.

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

          Revenue from construction projects is recognized on the percentage-of-completion method of accounting, determined by the percentage of cost incurred to date compared to management’s estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contracts nears completion. The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents expenses incurred and revenues recognized in excess of amounts billed. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined to be probable.

          Cost of site development project revenue and construction revenue include all material costs, salaries and labor costs, including payroll taxes, subcontract labor, vehicle expense and other costs directly related to the projects.  All costs related to site development projects and construction projects are recognized as incurred. Cost of site leasing revenue includes rent, property taxes, maintenance (exclusive of employee related costs) and other tower expenses.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          The Company performs periodic credit evaluations of its customers.  The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon  historical experience and specific customer collection issues identified.  If the capital markets and the ability of wireless carriers to access capital remains weak or further deteriorates, the ultimate collectibility of accounts receivable may be negatively impacted.

          l.       Selling, General and Administrative Expenses

          Selling, general and administrative expenses represent those costs incurred which are related to the administration or management of the Company. Also, included in this category are corporate development expenses incurred in the normal course of business that represented costs incurred in connection with proposed acquisitions which have not been consummated, new build activities where a capital asset is not produced, and expansion of the customer base. The above costs are expensed as incurred.  Development expenses included in selling, general and administrative were $4.2 million and $2.6 million for the years ended December 31, 2001 and 2000, respectively.  There were no recurring development expenses in 2002.

          m.       Income Taxes

          The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  SFAS 109 requires the Company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the Company’s consolidated financial statements. Deferred tax liabilities and assets are determined based on the temporary differences between the consolidated financial statements carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in the years in which the temporary differences are expected to reverse. In assessing the likelihood of utilization of existing deferred tax assets, management has considered historical results of operations and the current operating environment.

          n.       Stock-Based Compensation

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123, which provides alternative methods for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123.  The Company has elected to continue to account for its stock-based employee compensation plans under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations.  The following disclosures are provided in accordance with SFAS 148.

          The Company has various stock-based employee compensation plans, which are described in Note 13 of the Notes to Consolidated Financial Statements.  The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  From time to time, options to purchase Class A common stock have been granted under the Company’s 1999 Equity Participation Plan and the 2001 Equity Participation Plan which were below market value at the time of the grant.  The Company recorded non-cash compensation expense of $2.0 million, $3.3 million and $0.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.  Except for the amount on non-cash compensation recognized, no other stock-based employee compensation cost is reflected in net income, as all other options granted the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

          The Black-Scholes option pricing model was used with the following assumptions:

	2002	2001	2000

Risk free interest rate	4.5%	10%	10%
Dividend yield	0%	0%	0%
Expected volatility	171%	99%	86%
Expected lives	4 years	4 years	3 years

          The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31

	2002	2001	2000

Net loss, as reported	$(273.2)	$(125.1)	$(28.9)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7.2)	(9.0)	(9.4)
Pro forma net loss	$(280.4)	$(134.1)	$(38.3)
Loss per share:
Basic and Diluted—as reported	$(5.43)	$(2.64)	$(0.70)
Basic and Diluted—pro forma	$(5.57)	$(2.83)	$(0.93)

          The effect of applying SFAS 123 in the pro-forma disclosure is not necessarily indicative of future results.

          o.       Reclassifications

          Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation.

          p.       Loss Per Share

          Basic and diluted loss per share are calculated in accordance with SFAS No. 128, Earnings per Share. The Company has potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computations are the same for all periods presented. There were 2.8 million, 3.8 million and 3.1 million options outstanding at December 31, 2002, 2001 and 2000, respectively. The computation of basic and fully diluted loss per share is as follows:

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the years ended December 31,

	2002	2001	2000

	(in thousands except per share information)
Loss before extraordinary item and cumulative effect of change in accounting principle	$(192,573)	$(120,076)	$(28,915)
Extraordinary item	—	(5,069)	—
Cumulative effect of change in accounting principle	(80,592)	—	—

Loss to common stockholders	$(273,165)	$(125,145)	$(28,915)

Weighted average number of shares outstanding	50,308	47,437	41,156
Loss per share before extraordinary item and cumulative effect of change in accounting principle	$(3.83)	$(2.53)	$(0.70)
Extraordinary item	—	(0.11)	—
Cumulative effect of change in accounting principle	(1.60)	—	—

Loss per share	$(5.43)	$(2.64)	$(0.70)

          q.       Comprehensive Income (Loss)

          During the years ended December 31, 2002, 2001 and 2000, the Company did not have any changes in its equity resulting from non-owner sources and accordingly, comprehensive income (loss) was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

4.       CURRENT ACCOUNTING PRONOUNCEMENTS

          In June 2001, the FASB issued SFAS 142.  This standard eliminated the amortization of goodwill and certain intangible assets against earnings. Instead, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Goodwill and indefinite-lived intangible assets will be written-down against earnings only in the periods in which the recorded value of the asset is more than its fair value.  SFAS 142 required the Company to complete a transitional goodwill impairment test within six months from the date of adoption.  The Company adopted the provisions of SFAS 142 effective January 1, 2002 and completed the required transitional tests prior to June 30, 2002.  In addition, the Company performed an impairment assessment of goodwill as of June 30, 2002.  Other intangibles will continue to be amortized over their estimated useful lives, generally 3 to 15 years.  See Note 5 for further discussion regarding the implementation of SFAS 142.

          In October 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”).    This standard requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  The standard will be adopted effective January 1, 2003.  Management has not completed its analysis as to the effect adoption of SFAS 143 will have on the consolidated financial statements, but believes it may be material given the Company’s obligations to restore leaseholds to their original condition upon termination of ground leases underlying a majority of the Company’s towers.  The Company will record the cumulative effect of adopting this Statement as of January 1, 2003.

          Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of (“SFAS 121”).  This Statement supersedes SFAS 121, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.”  In addition, the Statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sales (e.g. abandoned) be classified as “held and used” until it is disposed of, and establishes more

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

restrictive criteria to classify an asset (group) as “held for sale.”  The Statement also supersedes the accounting and reporting provisions of APB 30 for the disposal of a segment of a business and would extend the reporting of a discontinued operation to a “component of an entity” increasing the likelihood that a disposition will represent a discontinued operation.  Further, the Statement requires operating losses from a “component of an entity” to be recognized in the period(s) in which they occur (rather than as of the measurement date as previously required by APB 30).  The adoption of SFAS 144 did not have a material effect on the consolidated financial statements.

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 62, Amendment of SFAS No. 13 and Technical Corrections (“SFAS 145”).  For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4.  Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30.  The statement also amended SFAS 13 for certain sales-leaseback and sublease accounting.  The Company is required to adopt the provisions of SFAS 145 effective January 1, 2003.  Pursuant to SFAS 145, the Company’s previously reported extraordinary item will be reclassified to operating expense in consolidated financial statement presentation subsequent to December 31, 2002.

          In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) and nullified EITF Issue No. 94–3.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94–3 had required recognition of the liability at the commitment date to an exit plan.  SFAS 146 requires that the initial measurement of a liability be at fair value.  The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002.  The effect of adopting SFAS 146 is not expected to be material to the consolidated financial statements.

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”).   SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  This statement also amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The standard is effective for fiscal years beginning after December 15, 2002.   The Company will continue to account for stock-based compensation in accordance with APB No. 25.  As such, the Company does not expect this standard to have a material impact on its consolidated financial position or results of operations.  The Company has adopted the disclosure-only provisions of SFAS No. 148 as of December 31, 2002.

          In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45’), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  FIN 45 also clarifies requirements for the recognition of guarantees at the onset of an arrangement.  The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are effective for interim or annual financial statements after December 15, 2002.   The Company implemented the disclosure requirements of FIN 45 as of December 31, 2002 and there was no material impact on its Consolidated Financial Statements as a result of this implementation.

          In January 2003, the FASB issued Interpretation No. 46, Consolidation for Variable Interest Entities, an Interpretation of ARB No. 51 which requires all variable interest entities (“VIEs”) to be consolidated by the primary beneficiary.  The primary beneficiary is the entity that holds the majority of the beneficial interest in the VIE.  In addition, the interpretation expands the disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of beneficial interests, but not the majority.  FIN 46 is effective for all VIEs created or acquired after January 31, 2003.  For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company does not expect the effect of adopting this FIN will be material to the Consolidated Financial Statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       GOODWILL AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

          During 2002, the Company completed the transitional impairment test of goodwill required under SFAS 142, which was adopted effective January 1, 2002.  As a result of completing the required transitional test, the Company recorded a charge retroactive to the adoption date for the cumulative effect of the accounting change in the amount of $80.6 million, representing the excess of the carrying value of reporting units as compared to their estimated fair value.  Of the total $80.6 million cumulative effect adjustment, $61.6 million related to the site development construction reporting segment and $19.0 million related to the site leasing reporting segment.

          During 2002, the Company recorded additional goodwill totaling approximately $13.4 million resulting from the achievement of certain earn-out obligations under various construction acquisition agreements entered into prior to July 1, 2001.  In accordance with SFAS 142, in addition to the transitional test described above, goodwill is subject to an impairment assessment at least annually, or at any time that indicators of impairment are present.  The Company determined that during 2002 indicators of impairment were present, thereby requiring an impairment analysis be completed.  The indicators of impairment giving rise to this analysis included significant deterioration of overall company value, continued negative trends with respect to carrier capital expenditure plans and related demand for wireless construction services, and perceived reduction in value of similar site development construction services businesses.  As a result of this analysis, using a discounted cash flow valuation method for estimating fair value, $13.4 million of goodwill within the site development construction reporting segment was determined to be impaired.  The $13.4 million goodwill impairment charge is included within restructuring and other charges in the Consolidated Statement of Operations for the year ended December 31, 2002.

          The following unaudited pro forma summary presents the Company’s net loss and per share information as if the Company had been accounting for its goodwill under SFAS 142 for all periods presented:

	For the years ended

	December 31, 2002	December 31, 2001	December 31, 2000

	(in thousands, except per share data)
Reported net loss	$(273,165)	$(125,145)	$(28,915)
Cumulative effect of change in accounting principle	80,592	—	—

Loss excluding cumulative effect of change in accounting principle	(192,573)	(125,145)	(28,915)
Add back goodwill amortization	—	5,560	3,344

Adjusted net loss	$(192,573)	$(119,585)	$(25,571)

Reported basic and diluted loss per share	$(5.43)	$(2.64)	$(0.70)
Cumulative effect of change in accounting principle	1.60	—	—

Loss per share excluding cumulative effect of change in accounting principle	$(3.83)	$(2.64)	$(0.70)
Add back goodwill amortization	—	.12	.08

Adjusted net loss per share	$(3.83)	$(2.52)	$(0.62)

          Amortization expense was $1.4 million, $6.9 million and $3.6 million for the years ended December 31, 2002, 2001, and 2000, respectively.  Estimated amortization expense on the Company’s covenants not to compete for the next five calendar years and thereafter is as follows:

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year ending December 31, (in thousands)

2003	$1,297
2004	1,276
2005	1,119
2006	417
2007	40
Thereafter	172

$4,321

6.       ACQUISITIONS

          During 2002, the Company acquired 53 towers and related assets from various sellers.  The aggregate consideration paid was $15.5 million in cash and 330,736 shares of Class A common stock. In addition, the Company issued 397,773 shares of Class A Common Stock in settlement of contingent purchase price amounts payable as a result of towers or businesses it previously acquired having met or exceeded certain earnings or new tower targets.  The 397,773 shares issued excludes the shares issued to Atlantic Telecom Services discussed below.

          During 2001, the Company purchased two site development construction companies. On January 1, 2001, the Company acquired all of the issued and outstanding stock of Atlantic Telecom Services, Inc. (“Atlantic Telecom”). The Company paid $2.4 million in cash and issued 213,524 shares of its Class A common stock to the shareholders of Atlantic Telecom.  During the first quarter of 2002, the shareholders received 587,260 shares as a result of certain 2001 earnings targets being met.  In addition, as of December 31, 2002, the former shareholders of Atlantic Telecom were entitled to receive an additional $2.0 million as a result of certain 2002 earnings targets being met.  Therefore, the Company has accrued $2.0 million within other current liabilities in the Consolidated Balance Sheet as of December 31, 2002.  The excess of the purchase price over the estimated fair value of the net assets acquired, or approximately $9.7 million was recorded as goodwill, which was being amortized on a straight-line basis over a period of 15 years.  The $9.7 million in goodwill plus the $2.0 million in goodwill that was recorded as a result of the earn-out targets having been met, were written off during 2002 in connection with the implementation of SFAS 142.  (See Note 5).  Subsequent to December 31, 2002, this $2.0 million was paid in cash by the Company.

          On June 1, 2001, the Company acquired all of the issued and outstanding stock of Total Tower Service, Inc. (“Total Tower”). The Company paid $12.1 million in cash and issued 200,107 shares of its Class A common stock to the shareholders of Total Tower.  The former shareholders of Total Tower were paid $7.0 million during 2002 as a result of meeting certain net income targets during the first year after the closing date. The excess of the original purchase price over the estimated fair value of the net assets acquired, or approximately $10.1 million was recorded as goodwill, which was being amortized on a straight-line basis over a period of 15 years.  The $10.1 million in goodwill plus the $7.0 million in goodwill that was recorded as a result of the earn-out payment, were written off during 2002 in connection with the implementation of SFAS 142 (see Note 5).

          Additionally, during 2001, the Company acquired 677 towers and related assets from various sellers. The aggregate consideration paid to sellers for these acquisitions for the year ended December 31, 2001 was $214.4 million in cash and 370,502 shares of its Class A common stock. In addition, the Company issued 790,495 shares of its Class A Common Stock as a result of towers or businesses it acquired having met or exceeded certain earnings or new tower targets identified in the various acquisition agreements.

          The Company accounted for all the above acquisitions using the purchase method of accounting. The results of operations of the acquired assets and companies are included with those of the Company from the dates of the respective acquisitions. None of the individual acquisitions consummated were deemed significant to the Company and accordingly, pro forma financial information has not been presented.  The acquisitions were paid for from the issuance of Class A common stock, proceeds from debt offerings, cash provided from operations, cash on hand and borrowings under the senior credit facility.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       CONCENTRATION OF CREDIT RISK

          The Company’s credit risks consist primarily of accounts receivable with national and local wireless communications providers and federal and state governmental agencies. The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required based upon factors surrounding the credit risk of specific customers, historical trends and other information. The following is a list of significant customers and the percentage of total revenue derived from such customers:

Year ended December 31, 2002

(% of revenue)
AT&T Wireless	10.7
Cingular	11.4
Bechtel Corporation (contractor for AT&T Wireless and Cingular)	13.9

Year ended December 31, 2001

(% of revenue)
Sprint PCS	10.3
Nextel	11.1

Year ended December 31, 2000

(% of revenue)
Sprint PCS	10.7

          The Company’s site development consulting, site development construction and site leasing segments derive revenue from these customers.

8.       COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

          Costs and estimated earnings on uncompleted contracts consist of the following:

	As of December 31,

	2002	2001

	(in thousands)
Costs incurred on uncompleted contracts	$74,506	$64,400
Estimated earnings	17,148	14,200
Billings to date	(83,591)	(73,569)

	$8,063	$5,031

          These amounts are included in the accompanying consolidated balance sheet under the following captions:

	As of December 31,

	2002	2001

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$10,425	$11,333
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,362)	(6,302)

	$8,063	$5,031

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.       PROPERTY AND EQUIPMENT

          Property and equipment, consists of the following:

	As of December 31,

	2002	2001

	(in thousands)
Towers and related components	$1,297,220	$1,224,891
Construction-in-process	5,288	48,998
Furniture, equipment and vehicles	41,751	38,148
Buildings and improvements	2,689	2,406
Land	15,406	12,275

	1,362,354	1,326,718
Less: accumulated depreciation and amortization	(221,729)	(128,159)

Property and equipment, net	$1,140,625	$1,198,559

          Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations (see Note 14).

          Depreciation expense was $100.9 million for the year ended December 31, 2002.

10.     ACCRUED EXPENSES

          The Company’s accrued expenses are comprised of the following:

As of December 31, 2002

(in thousands)
Salaries and benefits	$1,791
Real estate and property taxes	5,289
Restructuring and other charges	2,181
Insurance	3,738
Other	2,082

$15,081

11.     CURRENT AND LONG-TERM DEBT

	As of December 31,

	2002	2001

	(in thousands)
10¼% senior notes, unsecured, interest payable semi-annually, balloon principal payment of $500,000 due at maturity on February 1, 2009, including deferred gain at December 31, 2002 related to termination of interest rate swap agreement of $5,236 (see Note 16).	$505,236	$500,000
12% senior discount notes, net of unamortized original issue discount of $5,077 at December 31, 2002, and $34,115 at December 31, 2001, unsecured, cash interest payable semi-annually in arrears beginning September 1, 2003, balloon principal payment of $269,000 due at maturity on March 1, 2008.	263,923	234,885
Senior secured credit facility loans, interest at varying rates (3.41% to 3.81% at December 31, 2002) quarterly installments based on reduced availability beginning September 30, 2003, maturing June 15, 2007.	255,000	110,000
Notes payable, interest at varying rates (2.9% to 11.4% at December 31, 2002).	123	568

	1,024,282	845,453
Less: current maturities	(189,397)	(365)

Long-term debt	$834,885	$845,088

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     10¼% Senior Notes

          In February 2001, the Company issued $500.0 million of its 10¼% senior notes due 2009, which produced net proceeds of approximately $484.3 million after deducting offering expenses. Interest accrues on the notes and is  payable in cash semi-annually in arrears on February 1 and August 1, commencing August 1, 2001. Proceeds from the senior notes were used to acquire and construct telecommunications towers, repay borrowings under the senior credit facility, and for general working capital purposes. Approximately $105.6 million of the proceeds were used to repay all borrowing under the senior credit facility, and the senior credit agreement in existence at the time it was terminated.   The Company wrote off the deferred financing fees relating to the senior credit facility and recorded a $5.1 million extraordinary loss in the first quarter of 2001 in connection with the termination of this facility.

          The 10¼% senior notes are unsecured and are pari passu in right of payment with the Company’s other existing and future senior indebtedness.  The 10¼% senior notes place certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sales of assets, transaction with affiliates, sale and leaseback transactions, certain investments and the Company’s ability to merge or consolidate with other entities.  The ability of the Company to comply with the covenants and other terms of the 10¼% senior notes and to satisfy its respective debt obligations will depend on the future operating performance of the Company.  In the event the Company fails to comply with the various covenants contained in the 10¼% senior notes, it would be in default thereunder, and in any such case, the maturity of a portion or all of its long-term indebtedness could be accelerated.  In addition, the acceleration of amounts due under the senior credit facility will also cause a cross-default under the indenture for the 10¼% senior notes.

     12% Senior Discount Notes

          In March 1998, the Company issued $269.0 million of its 12% senior discount notes due March 1, 2008. The issuance of the senior discount notes netted approximately $150.2 million in proceeds to the Company. The senior discount notes accrete in value until March 1, 2003 at which time they will have an aggregate principal amount of $269.0 million. Thereafter, interest will accrue on the senior discount notes and will be payable in cash semi-annually in arrears on March 1 and September 1, commencing September 1, 2003. Proceeds from the senior discount notes were used to acquire and construct telecommunications towers as well as for general working capital purposes.

          The 12% senior discount notes are unsecured and are pari passu in right of payment with the Company’s other existing and future senior indebtedness.  The 12% senior discount notes place certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sales of assets, transaction with affiliates, sale and leaseback transactions, certain investments and the Company’s ability to merge or consolidate with other entities.  The ability of the Company to comply with the covenants and other terms of the 12% senior discount notes and to satisfy its respective debt obligations will depend on the future operating performance of the Company. In the event the Company fails to comply with the various covenants contained in the 12% senior discount notes it would be in default thereunder, and in any such case, the maturity of a portion or all of its long-term indebtedness could be accelerated.  In addition, the acceleration of amounts due under the senior credit facility will also cause a cross-default under the indenture for the 12% senior discount notes.

     Senior Credit Facility

          In June 2001, SBA Telecommunications entered into a $300.0 million senior secured credit facility. The facility provides for a $100.0 million term loan and a $200.0 million revolving loan, the availability of which is based on compliance with certain covenants. As of December 31, 2002, the Company had $100.0 million outstanding under the term loan and $155.0 million under the revolving loan.  In addition, the Company had $14.5 million of letters of credit issued on its behalf to serve as collateral to secure certain obligations in the ordinary course of business.  Based on the current agreement, the term loan and the revolving loan mature June 15, 2007 and amortization of the term loan begins

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in September 2003.  Under the current terms of the senior credit facility, the Company is required to use substantially all net proceeds of asset sales to repay outstanding debt under the senior credit facility.  As a result, the Company has calculated its current debt outstanding at December 31, 2002 to include substantially all of the net proceeds from the proposed sale of 801 towers to AAT Communications of $188.0 million.  However, as more fully discussed in Note 2, it is the Company’s intent to seek an amendment to the senior credit facility and in exchange for certain modifications, the Company would repay approximately $150.0 million of this facility in 2003.  The receipt of this amendment to the senior credit facility is a condition to the consummation of the AAT Transaction.  Borrowings under the senior secured credit facility accrue interest at the euro dollar rate plus a margin or a base rate plus a margin, as defined in the agreement. The senior secured credit facility is secured by substantially all of the assets of SBA Telecommunications and its subsidiaries.  The senior credit facility contains certain restrictive covenants.  These covenants place certain restrictions on, among other things, the incurrence of debt and liens, the sale of assets, capital expenditures, transactions with affiliates, sale and lease-back transactions and the number of towers that can be built without anchor tenants.  If the Company fails to comply with these covenants, it could result in an event of default under the senior credit facility.  The acceleration of amounts due under the senior credit facility will also cause a cross-default under both of the Company’s indentures.

          As of December 31, 2002, the Company was in compliance with the covenants of each of the above agreements (see Note 2).

          The Company’s debt at December 31, 2002 matures as follows:

(in thousands)
2003	$189,397
2004	3,981
2005	6,569
2006	6,568
2007	48,608
Thereafter	763,923

Total	$1,019,046

          The Company previously entered into an interest rate swap agreement to manage its exposure to interest rate movements by effectively converting a portion of its $500 million senior notes from interest-rate fixed to variable notes.  During October 2002, the counter-party to this agreement elected to terminate the agreement.  This termination resulted in a $5.4 million deferred gain which is recorded  in long-term debt and is being recognized as a reduction to interest expense over the remaining term of the notes to which the swap related.  The amortization of the remaining deferred gain as of December 31, 2002 is as follows:

(in thousands)
2003	$676
2004	740
2005	810
2006	886
2007	969
Thereafter	1,155

Total	$5,236

          See Note 16 for further discussion regarding the interest rate swap agreement.

12.     SHAREHOLDERS’ EQUITY

          a.       Offerings of Common Stock

          In July 2000, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission registering the sale of up to $500.0 million of any combination of the following securities: Class A common stock, preferred stock, debt securities, depositary shares, or warrants.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          b.       Registration of Additional Shares

          During 2001, the Company filed a shelf registration statement on Form S-4 with the Securities and Exchange Commission registering an aggregate 5.0 million shares of its Class A common stock. These 5.0 million shares are in addition to 3.0 million shares registered during 2000. These shares may be issued in connection with acquisitions of wireless communication towers or companies that provide related services.  During the year ended December 31, 2002, the Company issued 1.3 million shares under these registration statements for one acquisition and certain earn-outs.  During the year ended December 31, 2001, the Company issued 1.6 million shares of its Class A common stock pursuant to these registration statements in connection with six acquisitions and certain earn-outs. During the year ended December 31, 2000, the Company issued 1.1 million shares pursuant to these registration statements in connection with ten acquisitions.

          c.       Employee Stock Purchase Plan

          In 1999, the Board of Directors of the Company adopted the 1999 Stock Purchase Plan (the “Purchase Plan”). A total of 500,000 shares of Class A common stock are reserved for purchase under the Purchase Plan. The Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to the lesser of 85% of the fair market value of the Class A common stock on the first or the last day of an offering period.  As of December 31, 2002, employees had purchased 271,038 shares under the Purchase Plan.

          d.       Shareholder rights plan

          During January 2002, the Company’s Board of Directors adopted a shareholder rights plan and declared a dividend of one preferred stock purchase right for each outstanding share of the Company’s common stock. Each of these rights, which are currently not exercisable, will entitle the holder to purchase one one-thousandth (1/1000) of a share of the Company’s newly designated Series E Junior Participating Preferred Stock. In the event that any person or group acquires beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock or commences or announces an intention to commence a tender offer that would result in such person or group owning 15% or more of the Company’s common stock, each holder of a right (other than the acquirer) will be entitled to receive, upon payment of the exercise price, a number of shares of common stock having a market value equal to two times the exercise price of the right. In order to retain flexibility and the ability to maximize shareholder value in the event of transactions that may arise in the future, the Board retains the power to redeem the rights for a set amount. The rights were distributed on January 25, 2002 and expire on January 10, 2012, unless earlier redeemed or exchanged or terminated in accordance with the Rights Agreement.

13.     STOCK OPTIONS AND WARRANTS

          The Company has three stock option plans (the 1996 Stock Option Plan, the 1999 Equity Participation Plan and the 2001 Equity Participation Plan), whereby options (both non-qualified and incentive stock options), stock appreciation rights and restricted stock may be granted to directors, employees and consultants. Upon adoption of the 2001 Equity Participation Plan, all unissued options under the 1996 Stock Option Plan and the 1999 Equity Participation Plan were cancelled. The 2001 Equity Participation Plan provides for a maximum issuance of shares, together with all outstanding options and unvested shares of restricted stock under all three of the plans, equal to 15% of the Company’s common stock outstanding, adjusted for certain shares issued pursuant to the exercise of certain options.  A summary of shares reserved for future issuance under these plans is as follows:

Reserved for 1996 Stock Option Plan	195,401
Reserved for 1999 Equity Participation Plan	919,939
Reserved for 2001 Equity Participation Plan	6,459,433

7,574,773

          These options generally vest between three and six year periods from the date of grant. The Company accounts for these plans under APB Opinion No. 25 Accounting for Stock Issued to Employees under which compensation cost is not recognized on those issuances where the exercise price equals or exceeds the market price of the underlying stock on the grant date. From time to time, options to purchase Class A common stock have been granted under the 1999 Equity Participation Plan and the 2001 Equity Participation Plan which were below market value at the time of grant.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded non-cash compensation expense of $2.0 million, $3.3 million and $0.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

          As required by FASB Statement No. 123 Accounting for Stock-Based Compensation (“SFAS 123”), for those options which the Company granted at or above fair market value, the Company has determined the pro-forma effect of the options granted had the Company accounted for stock options granted under the fair value method of SFAS 123.

          A summary of the status of the Company’s stock option plans including their weighted average exercise price is as follows:

	2002		2001		2000

	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,823,911	$20.57	3,089,656	$16.97	3,177,194	$7.11
Granted	2,444,610	10.17	1,748,195	23.34	1,001,493	36.87
Exercised/redeemed	(144,652)	0.93	(587,560)	4.26	(973,569)	3.95
Forfeited/canceled	(3,276,083)	21.59	(426,380)	27.65	(115,462)	24.99

Outstanding at end of year	2,847,786	$11.37	3,823,911	$20.57	3,089,656	$16.97

Options exercisable at end of year	993,110	$12.63	1,616,968	$14.12	1,172,564	$6.29

Weighted average fair value of options granted during the year		$6.63		$27.37		$36.91

          Option groups outstanding at December 31, 2002 and related weighted average exercise price and remaining life, in years, information are as follows:

Options Outstanding				Options Exercisable

Range	Outstanding	Average Contractual Life	Average Exercise Price	Exercisable	Weighted Average Exercise Price

$ 0.05 - $ 4.00	387,019	6.7	$1.76	230,554	$2.25
$ 5.37 - $ 9.75	1,491,326	6.8	$8.07	339,687	$8.29
$ 10.17 - $ 13.35	361,715	8.1	$12.49	20,440	$10.99
$ 15.25 - $ 24.75	352,069	5.8	$17.52	273,257	$16.35
$ 26.63 - $ 51.94	255,657	4.0	$35.17	129,172	$34.95

	2,847,786	6.6	$11.37	993,110	$12.63

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.     RESTRUCTURING AND OTHER CHARGES

          In August 2001, in response to deteriorating capital market conditions within the telecommunications industry, the Company implemented a plan of restructuring primarily associated with the downsizing of its new tower build construction activities.  The plan included the abandonment of certain acquisition and new tower build sites resulting in a non-cash charge of approximately $24.1 million.  The plan also included the elimination of 102 employee positions and closing and/or consolidation of selected offices.  Payments made related to employee separation and office closings were approximately $0.3 million.

          In February 2002, as a result of the continuing deterioration of capital market conditions for wireless carriers, the Company announced that it was further reducing its capital expenditures for new tower development and acquisition activities, suspending any material new investment for additional towers, reducing its workforce and closing or consolidating offices.  Under current capital market conditions, the Company does not anticipate building or buying a material number of new towers beyond those it is currently contractually obligated to build or buy, thereby resulting in the abandonment of a majority of its existing new tower build and acquisition work in process during 2002.  In connection with this restructuring, a portion of the Company’s workforce has been reduced and certain offices have been closed, substantially all of which were primarily dedicated to new tower development activities.  As a result of the implementation of its plans, the Company recorded a restructuring charge of $63.7 million in accordance with SFAS 144, andEmerging Issues Task Force 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring.

          Of the $63.7 million restructuring charge recorded during the year ended December 31, 2002, approximately $40.4 million related to the abandonment of new tower build and acquisition work in process and related construction materials on approximately 764 sites and approximately $16.4 million relates to the impairment of approximately 144 tower sites held and used in operations.  The abandonment of new tower build and acquisition work in process resulted in the write-off of all costs incurred to date.  The impairment of operating tower assets resulted primarily from the Company’s evaluation of its operating tower portfolio using a projected cash flow analysis and assets were written down to fair value determined on a discounted cash flow analysis. Towers determined to be impaired were primarily towers with no current tenants and little or no prospects for future lease-up.  The remaining $6.9 million charge related primarily to the costs of employee separation for approximately 470 employees and exit costs associated with the closing and consolidation of approximately 40 offices.  Exit costs associated with the closing and consolidation of offices primarily represent the Company’s estimate of future lease obligations after considering sublease opportunities.

          Approximately $1.7 million remains in accrued liabilities at December 31, 2002, representing primarily future lease obligations related to closed offices and future ground lease obligations on canceled sites.  A summary of the restructuring charge for the year ended December 31, 2002 is as follows:

	Total charges during year ended December 31, 2002	Deductions		Accrued as of December 31, 2002

		Cash	Non-cash

		(in thousands)
Abandonment of new tower build and acquisition work in process and related construction materials	$40,380	$—	$40,380	$—
Impairment of tower assets held and used in operations	16,381	—	16,381	—
Employee separation and exit costs	6,907	4,324	877	1,706

	$63,668	$4,324	$57,638	$1,706

          In connection with the Company’s implementation of SFAS 142, goodwill of $13.4 million recorded during  2002 resulting from the achievement of certain contingent earn-out obligations under various construction acquisition agreements was subject to an impairment.  As a result of this analysis, the entire $13.4 million of goodwill within the site development construction segment was determined to be impaired (see Note 5).  The $13.4 goodwill impairment charge is included within the restructuring and other charges in the Consolidated Statement of Operations for the year ended December 31, 2002.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     INCOME TAXES

          The provision (benefit) for income taxes in the consolidated statements of operations consists of the following components:

	For the years ended December 31,

	2002	2001	2000

	(in thousands)
Current provision (benefit) for taxes:
Federal income tax	$(1,382)	$—	$—
Foreign income tax	—	—	—
State income tax	1,765	1,654	1,233

Total current	383	1,654	1,233

Deferred provision (benefit) for taxes:
Federal income tax	(58,271)	(39,799)	(8,156)
State income tax	(3,767)	(1,528)	(1,173)
Increase in valuation allowance	62,038	41,327	9,329

Total deferred	—	—	—

Total	$383	$1,654	$1,233

          A reconciliation of the provision (benefit) for income taxes at the statutory U.S. Federal tax rate (34%) and the effective income tax rate is as follows:

	For the years ended December 31,

	2002	2001	2000

	(in thousands)
Statutory Federal benefit	$(92,746)	$(41,987)	$(9,401)
State income tax	(1,322)	83	40
Cumulative effect of change in accounting principle	31,865	—	—
Other	395	367	235
Goodwill amortization	153	1,864	1,029
Valuation allowance	62,038	41,327	9,330

	$383	$1,654	$1,233

          The components of the net deferred income tax asset (liability) accounts are as follows:

	As of December 31,

	2002	2001

	(in thousands)
Allowance for doubtful accounts	$1,922	$1,876
Deferred revenue	8,555	5,818
Accrued liabilities	4,612	2,220
Other	106	87
Valuation allowance	(15,195)	(10,001)

Current deferred tax liabilities	$—	$—

Original issue discount	$44,559	$33,176
Net operating loss	95,913	51,096
Book vs. tax depreciation	(38,727)	(39,090)
Straight-line rents	(4,930)	(3,392)
Other	5,721	1,813
Valuation allowance	(120,965)	(62,032)

Non-current deferred tax liabilities	$(18,429)	$(18,429)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          In connection with the acquisition of certain towers during 2001, the Company recorded deferred tax liabilities of $4.6 million related to book/tax basis difference in the acquired towers.  No deferred tax liabilities were recorded in connection with tower acquisitions during 2002.

          The Company has recorded a valuation allowance for deferred tax assets as management believes that it is not “more likely than not” that the Company will be able to generate sufficient taxable income in future periods to recognize the assets.

          The Company has available at December 31, 2002, a net operating tax loss carry-forward of approximately $282.1  million. Approximately $8.6 million, $35.8 million, $99.9 million and $137.8 million of the net operating tax loss carry-forwards will expire in 2019, 2020, 2021 and 2022, respectively.

16.     DERIVATIVE FINANCIAL INSTRUMENT

          Effective January 2002, the Company entered into an interest rate swap agreement to manage its exposure to interest rate movements by effectively converting a portion of its $500.0 million senior notes from interest rate fixed to variable rates.  The Company accounted for the swap in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS 138, Accounting for Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  SFAS 133 required the Company to record the fair value of the swap on the balance sheet.  The Company’s swap was accounted for as a fair value hedge under SFAS 133.  The swap qualified for the shortcut method of recognition and, therefore, no portion of the swap was treated as ineffective.  Accordingly, the entire change in fair value of the swap was offset against the change in fair value of the related senior notes.

          The notional principal amount of the swap was $100.0 million and the maturity date and payment provisions matched that of the underlying senior notes.  The swap was to mature in seven years and provided for the exchange of fixed rate payments for variable rate payments without the exchange of the underlying notional amount.  The variable rates were based on six-month EURO plus 4.47% and were reset on a semi-annual basis.  The differential between fixed and variable rates to be paid or received was accrued as interest rates changed in accordance with the agreement and were recognized as an adjustment to interest expense.  The Company recorded a reduction of approximately $3.1  million to interest expense during the year ended December 31, 2002 as a result of the differential between fixed and variable rates.

          During October 2002, the counter-party to the interest rate swap agreement elected to terminate the swap agreement effective October 15, 2002.  In connection with this termination, the counter-party was required to pay the Company $6.2 million which included approximately $.8 million in accrued interest.  The remaining approximately $5.4 million received was deferred and is being recognized as a reduction to interest expense over the remaining term of the senior notes using the effective interest method.  Amortization of the deferred gain during 2002 was approximately $0.2 million.  The remaining deferred gain balance at December 31, 2002 of $5.2 million is included in long-term debt in the December 31, 2002 balance sheet.

17.     COMMITMENTS AND CONTINGENCIES

          a.       Operating Leases

          The Company is obligated under various non-cancelable operating leases for land, office space, vehicles and equipment, and site leases that expire at various times through May 2100.  The annual minimum lease payments under non-cancelable operating leases as of December 31, 2002 are as follows:

(in thousands)
2003	$28,519
2004	24,126
2005	18,655
2006	11,767
2007	8,510
Thereafter	52,262

Total	$143,839

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          Principally, all of the leases provide for renewal at varying escalations. Leases providing for fixed rate escalations have been reflected above.

          Rent expense for operating leases was $34.3 million, $26.3 million, and $17.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.  The rent expense of $34.3 million for year ended December 31, 2002 excludes $2.4 million which is included in restructuring and other charge.  In addition, certain of the Company’s leases include contingent rent provisions which provide for the lessor to receive additional rent upon the attainment of certain tower operating results and/or lease-up.  Contingent rent expense for the year ended December 31, 2002 was $1.8 million.

          b.       Tenant Leases

          The annual minimum tower lease income to be received for tower space and antenna rental under non-cancelable operating leases as of December 31, 2002 are as follows:

(in thousands)
2003	$137,264
2004	128,152
2005	104,468
2006	67,023
2007	32,599
Thereafter	59,718

Total	$529,224

          Principally, all of the leases provide for renewal, generally at the tenant’s option, at varying escalations. Leases providing for fixed rate escalations have been reflected above.

          c.       Employment Agreements

          The Company has employment agreements with certain officers of the Company that grant these employees the right to receive their base salary and continuation of certain benefits in the event of a termination (as defined by the agreement of such employees).

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

          e.       Contingent Purchase Obligations

          The Company sometimes agrees to pay additional consideration if the towers or businesses that are acquired meet or exceed certain earnings or new tower targets in the 1-3 years after they have been acquired.  As of December 31, 2002, the Company had an obligation to pay up to an additional $5.8 million in consideration if the earnings targets identified in various acquisition agreements are met.  This obligation consisted of approximately $2.0 million associated with an acquisition within the Company’s site development construction segment and approximately $3.8 million associated with acquisitions within the Company’s site leasing segment.  At the Company’s option, a majority of the additional consideration may be paid in cash or Class A common stock.  The Company records such obligations when it becomes probable that the earnings targets will be met.  As of December 31, 2002, certain earnings targets associated with an acquisition within the site development construction segment were achieved, and therefore, the Company accrued approximately $2.0 million, within other current liabilities on the Consolidated Balance Sheet.  This amount was paid in cash in February 2003.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.     DEFINED CONTRIBUTION PLAN

          The Company has a defined contribution profit sharing plan under Section 401 (k) of the Internal Revenue Code that provides for voluntary employee contributions of 1% to 14% of compensation.  Employees have the opportunity to participate following completion of three months of employment and must be 21 years of age.  Employer matching begins after completion of one year of service.  The Company currently makes a discretionary matching contribution of 50% of an employee’s contributions up to a maximum of $3,000.  Company matching contributions were $.8 million for the year ended December 31, 2002.

19.     SEGMENT DATA

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

	Site Development Consulting	Site Development Construction	Site Leasing	Assets not identified by segment	Total

December 31, 2002
Revenues	$27,204	$97,837	$139,633	$—	$264,674
Cost of revenues	20,594	81,879	49,641	—	152,114
Gross profit	6,610	15,958	89,992	—	112,560
Capital expenditures	430	13,033	93,999	1,565	109,027
Assets	13,293	54,900	1,162,498	74,224	1,304,915
December 31, 2001
Revenues	$24,251	$115,484	$103,159	$—	$242,894
Cost of revenues	17,097	90,835	36,722	—	144,654
Gross profit	7,154	24,649	66,437	—	98,240
Capital expenditures	2,458	36,959	516,859	5,050	561,326
Assets	24,850	177,322	1,198,051	28,788	1,429,011
December 31, 2000
Revenues	$24,251	$91,641	$52,014	$—	$167,906
Cost of revenues	15,626	73,266	19,502	—	108,394
Gross profit	8,625	18,375	32,512	—	59,512
Capital expenditures	1,489	25,570	465,400	1,594	494,053
Assets	14,248	99,962	815,660	18,948	948,818

          We have client concentrations with respect to revenues in each of our financial reporting segments.  Of our total site development consulting revenue for the year ended December 31, 2002, the following two customers represented 63.8% of total revenue from this segment: Cingular represented 29.6% and Bechtel Corporation represented 34.2%.  Of our total site development construction revenue for the year ended December 31, 2002, one customer, Bechtel Corporation, represented 28.1% of such revenue.  Of our total site leasing revenue for the year ended December 31, 2002, one customer, AT&T Wireless, represented 15.7% of such revenue.

20.     SUBSEQUENT EVENTS

          In February 2003, in response to the continued deterioration in expenditures by wireless service providers, particularly with respect to site development activities, the Company committed to a new plan of restructuring associated with further downsizing activities, including reduction in workforce and closing or consolidation of offices.  The Company anticipates closing an additional 9 to 15 offices and eliminating the positions of 70 to 100 employees during the first quarter of 2003, substantially all related to the Company’s site development operations.  The Company anticipates incurring a restructuring charge related to these costs of up to $2.0 million.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 17, 2003 certain of the Company’s subsidiaries entered into a definitive agreement with AAT Communications to sell 679 towers or, if AAT Communications elects to purchase an additional 122 towers, an aggregate of 801 towers, which represent substantially all of the Company’s towers in the western two-thirds of the U.S.  Gross proceeds from the sale are anticipated to be $160.0 million if 679 towers are sold, or $203.0 million if 801 towers are sold, subject to adjustment in certain circumstances.  The AAT Transaction is expected to close in stages commencing on May 9, 2003 and ending on September 30, 2003.  The Company intends to use substantially all of the proceeds, net of anticipated transaction costs of approximately $5 million, to reduce indebtedness.  The sale is subject to a number of conditions, including an amendment to the senior credit facility.  As of December 31, 2002, the carrying value of the 679 towers included in the first part of the AAT Transaction was approximately $165.5 and the carrying value of the remaining 122 towers included in the second part of the AAT Transaction was approximately $30.5 million.

21.     QUARTERLY FINANCIAL DATA (unaudited)

	Quarters Ended

	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002(1)

	(in thousands except per share)
Revenues	$64,074	$67,048	$69,608	$63,944
Gross profit	27,369	27,832	29,335	28,024
Restructuring and other charges	(1,133)	(1,225)	(21,085)	(54,117)
Loss before cumulative effect of change in accounting principle	(30,335)	(31,673)	(47,336)	(83,229)
Cumulative effect of change in accounting principle	—	—	—	(80,592)
Net loss	(30,335)	(31,673)	(47,336)	(163,821)
Per common share – basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.59)	$(0.62)	$(0.94)	$(1.70)
Cumulative effect of change in accounting principle	—	—	—	(1.64)
Net loss	(0.59)	(0.62)	(0.94)	(3.34)

	Quarters Ended

	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001

	(in thousands except per share)
Revenues	$69,150	$63,033	$57,755	$52,956
Gross profit	28,075	25,924	23,431	20,810
Restructuring and other charges	—	(24,399)	—	—
Loss before extraordinary item	(29,710)	(49,118)	(23,321)	(17,927)
Extraordinary item	—	—	—	(5,069)
Net loss	(29,710)	(49,118)	(23,321)	(22,996)
Per common share – basic and diluted:
Loss before extraordinary item	$(0.62)	$(1.03)	$(0.50)	$(0.38)
Extraordinary item	—	—	—	(0.11)
Net loss	(0.62)	(1.03)	(0.50)	(0.49)

     (1)The reported amounts above for the quarter ended March 31, 2002 are different than the amounts previously reported in the Company’s Form 10-Q for the quarter ended March 31, 2002.  This difference is a result of the $80.6 million cumulative effect charge related to the implementation of SFAS 142, which was recorded retroactive to the adoption date of January 1, 2002.  The charge increased the first quarter’s previously reported net loss of ($83.2) million, or ($1.70) per share to ($163.8) million, or ($3.34) per share.

REPORT OF INDEPENDENT PREDECESSOR CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

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

ARTHUR ANDERSEN LLP

West Palm Beach, Florida,
  February 22, 2002.

THIS IS A COPY OF THE REPORT ON SCHEDULE PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH SBA COMMUNICATIONS CORPORATION’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001.  THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K.  THE SCHEDULE LISTED UNDER ITEM 14 IN THE PREVIOUS YEAR IS LISTED UNDER ITEM 15 IN THIS REPORT.

WE WILL NOT BE ABLE TO OBTAIN THE WRITTEN CONSENT OF ARTHUR ANDERSEN LLP AS REQUIRED BY SECTION 7 OF THE SECURITIES ACT OF 1933 FOR ANY REGISTRATION STATEMENT WE MAY FILE IN THE FUTURE.  ACCORDINGLY, INVESTORS WILL NOT BE ABLE TO SUE ARTHUR ANDERSEN LLP PURSUANT TO SECTION 11(A)(4) OF THE SECURITIES ACT WITH RESPECT TO ANY SUCH REGISTRATION STATEMENTS AND, THEREFORE, ULTIMATE RECOVERY FROM ARTHUR ANDERSEN LLP MAY ALSO BE LIMITED AS A RESULT OF ARTHUR ANDERSEN LLP’S FINANCIAL CONDITION OR OTHER MATTERS RESULTING FROM THE VARIOUS CIVIL AND CRIMINAL LAWSUITS AGAINST THAT FIRM.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)		Deduction From Reserves(3)	Balance at End of Period

	(in thousands)
Allowance for Doubtful Accounts For the Years Ended:
December 31, 2002	$4,641	$2,590		$1,659	$5,572
December 31, 2001	$2,117	$2,661	(2)	$137	$4,641
December 31, 2000	$785	$1,663		$331	$2,117
Tax Valuation Account For the Years Ended:
December 31, 2002	$72,033	$64,127		$—	$136,160
December 31, 2001	$35,202	$36,831		$—	$72,033
December 31, 2000	$17,450	$17,752		$—	$35,202

(1)	For tax valuation account, amounts include adjustments for stock option compensation.
(2)	Includes additions of $1,300 to allowance for doubtful accounts from acquired companies.
(3)	Represents accounts written off.