Form 10-K/A
period 2002-12-31
SBA COMMUNICATIONS CORP
filed 2003-04-30
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

The number of shares outstanding of the Registrant’s common stock (as of April 15, 2003):

Class A common stock – 45,670,043 shares

Class B common stock – 5,455,595 shares

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Board	of Directors

Our Board of Directors consists of five directors, divided into three classes with members of each class of directors serving for staggered three-year terms. The Board members and classifications are as follows:

Class I	Class II	Class III
Steven E. Nielsen	Richard W. Miller	Steven E. Bernstein
	Jeffrey A. Stoops	Donald B. Hebb, Jr.

The term of the Class I director will expire at the 2003 Annual Meeting of Shareholders, the term of the Class II directors will expire at the 2004 Annual Meeting of Shareholders and the term of the Class III directors will expire at the 2005 Annual Meeting of Shareholders.

Steven E. Bernstein, 42, our founder, has been our Chairman since our inception in 1989 and was our Chief Executive Officer from 1989 to 2001. From 1986 to 1989, Mr. Bernstein was employed by McCaw Cellular Communications. While at McCaw, Mr. Bernstein was responsible for the development of the initial Pittsburgh non-wireline cellular system and the start-up of the Pittsburgh sales network. Mr. Bernstein was the Personal Communications Industry Association’s 1996 Entrepreneur of the Year.

Donald B. Hebb, Jr., 60, was elected as a director of SBA in February 1997. Mr. Hebb has been the Managing General Partner of ABS Capital Partners, a private equity investment firm, and related entities, since 1993. Mr. Hebb currently serves as a director of T. Rowe Price Group, Inc., an investment management firm and several private companies.

Richard W. Miller, 62, was elected as a director of SBA in April 1999. Mr. Miller previously served on our Board of Directors from May 1997 to August 1998. From 1993 to 1997, Mr. Miller was a Senior Executive Vice President and Chief Financial Officer of AT&T. From 1990 to 1993, he was the Chairman and Chief Executive Officer of Wang Laboratories, Inc. Mr. Miller also serves on the Board of Directors of Closure Medical Corporation.

Steven E. Nielsen, 40, was appointed a director of SBA in November 2001. Mr. Nielsen has been President and Chief Executive Officer of Dycom Industries, Inc., a provider of engineering, construction and maintenance services to telecommunication providers, since March 1999. Prior to that time, Mr. Nielsen served as President and Chief Operating Officer of Dycom Industries, Inc. from August 1996 to March 1999 and as Vice President of Dycom Industries, Inc. from February 1996 to August 1996. Mr. Nielsen also serves as Chairman of the Board of Directors of Dycom Industries, Inc.

Jeffrey A. Stoops, 44, President and Chief Executive Officer, joined SBA in April 1997 and was elected as a director of SBA in August 1999. Mr. Stoops was appointed Chief Executive Officer effective as of January 2002, President in April 2000, and previously served as our Chief Financial Officer. Prior to joining us, Mr. Stoops was a partner with Gunster, Yoakley & Stewart, P.A., a South Florida law firm, where he practiced for 13 years in the corporate, securities and mergers and acquisitions areas. Mr. Stoops is a member of the Florida Bar.

Executive Officers

Our executive officers and their ages are as follows:

Name	Age	Position
Steven E. Bernstein	42	Chairman of the Board of Directors
Jeffrey A. Stoops	44	President and Chief Executive Officer
Kurt L. Bagwell	38	Senior Vice President and Chief Operating Officer
Thomas P. Hunt	45	Senior Vice President and General Counsel

Below is a summary of the business experience of each of our executive officers who does not serve on our Board of Directors. The business experience of Messrs. Bernstein and Stoops appears under the caption “Board of Directors” set forth above.

Kurt L. Bagwell, Chief Operating Officer, has been an executive officer and Chief Operating Officer since January 1, 2002. Mr. Bagwell joined SBA Network Services, a subsidiary of ours, in February 2001 as Vice President of Network Services. Prior to joining us, Mr. Bagwell served as Vice President—Site Development for Sprint PCS from May 1995 to February 2001.

Thomas P. Hunt, Senior Vice President and General Counsel, has been an executive officer and Senior Vice President and General Counsel since Mr. Hunt joined us in September 2000. Prior to joining us, Mr. Hunt was a partner with Gunster, Yoakley & Stewart, P.A., a South Florida law firm, where he practiced for 16 years in the corporate and real estate areas. Mr. Hunt is a member of the Florida Bar.

Family Relationships

There are no family relationships between or among any of the directors and/or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of our outstanding Common Stock, to file with the Securities and Exchange Commission reports of changes in their ownership of Common Stock. Officers, directors and greater than 10% shareholders are also required to furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, during the year ended December 31, 2002, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% shareholders were complied with, except that each of Messrs. Bagwell, Fiedor, Hunt, Marino and Ms. Kline failed to report one transaction on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The following table presents certain summary information for the fiscal year ended December 31, 2002 concerning compensation earned for services rendered in all capacities by our Chief Executive Officer and our other four most highly compensated executive officers or of our subsidiaries (the “Named Executive Officers”) whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2002.

Summary Compensation Table

for Fiscal Year 2002

		Annual Compensation					Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)(1)		Other Annual Compen- sation ($)	Restricted Stock Awards ($)		Securities Underlying Options (#)		All Other Compen- sation ($)
Jeffrey A. Stoops President and Chief Executive Officer(2)	2002 2001 2000	414,804 400,612 331,553		— — —	(3) (3) (3)	* * *	— — —		180,000 130,000 89,179		— — —

Kurt L. Bagwell Chief Operating Officer(4)	2002 2001 2000	245,958 173,433 —		— 58,021 —	(3)	* * —	— — —		186,669 91,065 —	(5) (6)	— 63,333 —	(7)

Thomas P. Hunt Senior Vice President and General Counsel	2002 2001 2000	239,423 229,327 54,802	(10)	120,000 112,500 28,125		* * *	— — 771,200	(11)	106,667 15,000 45,000	(8) (9)	— — —

John Marino Senior Vice President and Chief Financial Officer(12)	2002 2001 2000	219,427 192,885 182,580	(14)	— — 83,334	(3) (3)	* * *	— — —		173,097 41,675 30,464	(13) (9) (9)	— — —

*	Value of perquisites and other personal benefits paid does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the Named Executive Officer.

(1)	Bonuses are reflected in the year in which they are earned, not the year in which they are paid.
(2)	Mr. Stoops was appointed Chief Executive Officer effective January 1, 2002.
(3)	Officer elected to receive stock options instead of annual cash bonus.
(4)	Mr. Bagwell was appointed Chief Operating Officer effective January 1, 2002.
(5)	Includes 106,669 shares reserved for issuance under options granted on December 19, 2002 pursuant to our stock option exchange program.
(6)	Includes 80,000 shares which are no longer reserved for issuance as the options they were reserved for were cancelled on June 18, 2002 pursuant to our stock option exchange program.
(7)	Represents a portion of Mr. Bagwell’s 2001 bonus which was paid in shares of our Class A Common Stock instead of cash.
(8)	Includes 66,667 shares reserved for issuance under options granted on December 19, 2002 pursuant to our stock option exchange program.
(9)	None of these shares are reserved any longer as they related to options which were cancelled on June 18, 2002 pursuant to our stock option exchange program.
(10)	Mr. Hunt began his employment with us in September 2000 as Senior Vice President and General Counsel.
(11)	Mr. Hunt was granted 20,000 shares of restricted Class A Common Stock on September 21, 2000 in connection with his employment. These shares of restricted Class A Common Stock vest in accordance with the following schedule: 6,600 shares vest on each of September 20, 2001, 2002 and 2003 and 200 shares vest on September 20, 2004. Mr. Hunt shall have the right to receive any dividends paid with respect to the shares of restricted Class A Common Stock. The amount shown in this column is based upon the closing price of our Class A Common Stock on September 21, 2000 of $38.56. The value of the 20,000 shares of restricted Class A Common Stock on December 31, 2002 was $8,200 based upon the closing price of our Class A Common Stock on December 31, 2002 of $.41.

(12)	Mr. Marino was Senior Vice President and Chief Financial Officer through March 31, 2003.
(13)	Includes 98,097 shares reserved for issuance under options granted on December 19, 2002 pursuant to our stock option exchange program.
(14)	Mr. Marino began his employment with us in February 1999 and was appointed Chief Financial Officer effective as of April 11, 2000.

Stock Option Grants and Exercises

The following table provides certain information concerning individual grants of stock options under our 1999 Equity Participation Plan and our 2001 Equity Participation Plan made during the year ended December 31, 2002 to the Named Executive Officers:

Option Grants in Last Fiscal Year

Individual Grants

	Number of Securities Underlying Options Granted (#)		Percent of Total Options Granted To Employees In Fiscal Year (1)		Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2) ($)
Name							5%	10%

Jeffrey A. Stoops	180,000		7.4%		12.94	1/07/12	1,464,821	3,721,145

Kurt L. Bagwell	80,000 40,001 13,334 53,334	(3) (3) (3)	3.3 1.6 0.5 2.2	% % % %	12.94 8.00 8.00 8.00	1/07/12 1/25/11 12/19/07 1/07/12	651,032 — — —	1,649,842 — — —

Thomas P. Hunt	40,000 30,000 10,000 26,667	(3) (3) (3)	1.6 1.2 0.4 1.1	% % % %	12.94 8.00 8.00 8.00	1/07/12 9/20/10 12/19/07 1/07/12	325,516 — — —	824,921 — — —

John Marino	75,000 3,643 16,667 27,786 50,001	(3) (3) (3) (3)	3.1 0.1 0.7 1.1 2.0	% % % % %	12.94 8.00 8.00 8.00 8.00	1/07/12 12/16/09 4/14/10 12/19/07 1/07/12	610,342 — — — —	1,546,727 — — — —

(1)	The total number of options granted for the fiscal year ended December 31, 2002 was 2,444,610 options. Of this amount, 1,151,000 were granted pursuant to our stock option exchange program.
(2)	The dollar amounts under these columns represent the potential realizable value of each grant of option assuming that the market price of our Class A Common Stock appreciates in value from the grant date at the 5% and 10% annual rates prescribed by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the price of SBA’s Class A Common Stock or the ultimate value realized by a Named Executive Officer from stock options.

(3)	Represents options granted pursuant to our stock option exchange program whereby options were surrendered on June 18, 2002 for cancellation and new options were issued on December 19, 2002 at a 3 for 2 ratio.

The following table provides information regarding the options exercised by the Named Executive Officers during fiscal 2002 and the value of options outstanding for such individuals at December 31, 2002:

Aggregated Option Exercises in Last Fiscal Year and

Fiscal Year-End Option Values

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In- The-Money Options At Fiscal Year-End ($) (1)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Jeffrey A. Stoops	—	—	214,514	253,125	—	—

Kurt L. Bagwell	—	—	1,932	115,801	1,295	2,688

Thomas P. Hunt	—	—	—	66,667	—	—

John Marino	—	—	70,000	98,097	—	—

(1)	Based on the closing price of SBA’s Class A Common Stock on December 31, 2002 of $.41.

Employment Agreements

Mr. Stoops has executed an employment agreement with us which currently expires on December 31, 2005. This agreement automatically renews for an additional three-year term, unless either we or Mr. Stoops provides written notice to the other party at least 180 days prior to renewal. Under his employment agreement, Mr. Stoops is entitled to receive a base salary and an annual cash bonus based on achievement of performance criteria established by the Board of Directors. The cash bonus paid to Mr. Stoops is not permitted to exceed his base annual salary. The employment agreement provides that upon our termination of his employment without cause, or Mr. Stoops’ resignation for good reason, we will pay Mr. Stoops an amount equal to three times the sum of his annual base salary, plus reference bonus (as defined in the agreement) plus the value of other health, medical and other fringe benefits. Upon a change in control, the agreement is automatically extended for three years. The agreement also provides for noncompetition, nonsolicitation and nondisclosure covenants.

Mr. Hunt has executed an employment agreement with us which currently expires on December 31, 2004. This agreement automatically renews for an additional two-year term, unless either we or Mr. Hunt provides written notice to the other party at least 180 days prior to renewal. Under his employment agreement, Mr. Hunt is entitled to receive a base salary and an annual cash bonus based on achievement of performance criteria established by the Board of Directors. Pursuant to the employment agreement, we have agreed that in the event that the aggregate value of all vested options and restricted stock issued to Mr. Hunt during the term of his employment does not equal at least $1,000,000 on the earlier of: (a) September 19, 2003; or (b) an “Acceleration Event” as defined in such agreement, we will pay Mr. Hunt the difference between the value of such securities and $1,000,000. The employment agreement provides that upon our termination of his employment without cause, or Mr. Hunt’s resignation for good reason, we will pay Mr. Hunt an amount equal to two times the sum of his annual base salary, plus reference bonus (as defined in the agreement) plus the value of other health, medical and other fringe benefits.

Upon a change in control, the agreement is automatically extended for two years. The agreement also provides for noncompetition, nonsolicitation and nondisclosure covenants.

Mr. Bagwell has executed an employment agreement with us which currently expires on December 31, 2004. This agreement automatically renews for an additional two-year term, unless either we or Mr. Bagwell provides written notice to the other party at least 180 days prior to renewal. Under his employment agreement, Mr. Bagwell is entitled to receive a base salary and an annual cash bonus based on achievement of performance criteria established by the Board of Directors. The employment agreement provides that upon our termination of his employment without cause, or Mr. Bagwell’s resignation for good reason, we will pay Mr. Bagwell an amount equal to two times the sum of his annual base salary, plus reference bonus (as defined in the agreement) plus the value of other health, medical and other fringe benefits. Upon a change in control, the agreement is automatically extended for two years. The agreement also provides for noncompetition, nonsolicitation and nondisclosure covenants.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee served as an officer or employee of ours or any of our subsidiaries during the fiscal year ended December 31, 2002. There were no material transactions between us and any of the members of the Compensation Committee during the fiscal year ended December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our Common stock as of April 15, 2003 by (i) each person known by us to be the beneficial owner of more than five percent (5%) of the shares outstanding of either class of Common Stock; (ii) each of our directors; (iii) each Named Executive Officer; and (iv) all our current directors and executive officers as a group.

As of April 15, 2003, we had 45,670,043 shares of Class A Common Stock outstanding.

Name	Title of Class	Number of Shares Beneficially Owned(1)		Percentage of Class		Percentage of Common Stock		Percentage of Total Voting Power

Steven E. Bernstein	Class B Common Stock Class A Common Stock	5,455,595 532,031	(2) (3)	100.0 1.2	% %	10.6 1.0	% %	54.2 * %

Jeffrey A. Stoops	Class A Common Stock	1,654,919	(4)	3.6%		3.2%		1.6%

Kurt L. Bagwell	Class A Common Stock	53,763	(5)	*		*		*

Thomas P. Hunt	Class A Common Stock	20,000		*		*		*

John Marino	Class A Common Stock	82,500	(6)	*		*		*

Donald B. Hebb, Jr.	Class A Common Stock	45,859	(7)	*		*		*

Richard W. Miller	Class A Common Stock	74,556	(8)	*		*		*

Steven E. Nielsen	Class A Common Stock	10,000	(9)	*		*		*

All current directors and executive officers as a group (7 persons)		7,846,723	(10)	—		15.2%		56.4%

Amalgamated Gadget, L.P	Class A Common Stock	3,000,000	(11)	6.5%		5.8%		3.0%

Richard B. Worley	Class A Common Stock	4,000,000	(12)	8.7%		7.8%		4.0%

*	Less than 1% of outstanding shares.

Except as otherwise indicated, the address of each person named in this table is c/o SBA Communications Corporation, 5900 Broken Sound Parkway NW, Boca Raton, Florida 33487.

(1)	In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person pursuant to options exercisable within 60 days after April 15, 2003 are deemed outstanding for purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other shareholders. To our knowledge, except as otherwise indicated, beneficial ownership includes sole voting and dispositive power with respect to all shares.
(2)	This number includes shares owned by the Bernstein Family Charitable Foundation.
(3)	This number includes options to purchase 285,556 shares of Class A Common Stock which are exercisable within 60 days after April 15, 2003.
(4)	This number includes options to purchase 259,514 shares of Class A Common Stock which are exercisable within 60 days after April 15, 2003.
(5)	This number includes options to purchase 3,598 shares of Class A Common Stock which are exercisable within 60 days after April 15, 2003.
(6)	This number includes options to purchase 70,000 shares of Class A Common Stock which are exercisable within 60 days after April 15, 2003.
(7)	This number includes shares owned by Hebb Family, L.P. Mr. Hebb disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein. This number includes options to purchase 4,556 shares of Class A Common Stock which are exercisable within 60 days after April 15, 2003.
(8)	This number includes options to purchase 74,556 shares of Class A Common Stock which are exercisable within 60 days after April 15, 2003.
(9)	This number includes options to purchase 10,000 shares of Class A Common Stock which are exercisable within 60 days after April 15, 2003.
(10)	This number includes options to purchase 637,780 shares of Class A Common Stock which are exercisable within 60 days of April 15, 2003.
(11)	This number is based solely on the Schedule 13G filed with the Commission on December 20, 2002. The principal business address of Amalgamated Gadget, L.P. is 301 Commerce Street, Suite 2975, Fort Worth, Texas 76102.
(11)	This number is based solely on the Amendment to the Schedule 13D filed with the Commission on February 28, 2003. According to the Schedule 13D, Mr. Worley has sole voting and dispositive power with respect to 880,000 shares of Class A Common Stock and shared voting and dispositive power with respect to 3,120,000 shares of Class A Common Stock. The principal business address of Mr. Worley is 100 Front Street, Suite 1430, West Conshohocken, Pennsylvania 19428.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,847,786	$11.37	4,726,987
Equity compensation plans not approved by security holders	—	—	—

Total	2,847,786	$11.37	4,726,987

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2002, we did not have any relationships or transactions with any of our executive officers or directors that were required to be reported pursuant to Item 404 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

By:	/s/ STEVEN E. BERNSTEIN
Steven E. Bernstein Chairman of the Board of Directors

Date April 30, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEVEN E. BERNSTEIN Steven E. Bernstein	Chairman of the Board of Directors	April 30, 2003

/S/ JEFFREY A. STOOPS Jeffrey A. Stoops	Chief Executive Officer and President (Principal Executive Officer and Principal Financial Officer)	April 30, 2003

/S/ JOHN F. FIEDOR John F. Fiedor	Chief Accounting Officer (Principal Accounting Officer)	April 30, 2003

/S/ DONALD B. HEBB, JR. Donald B. Hebb, Jr.	Director	April 30, 2003

/S/ RICHARD W. MILLER Richard W. Miller	Director	April 30, 2003

/s/ STEVEN E. NIELSEN Steven E. Nielsen	Director	April 30, 2003

CERTIFICATION

I, Jeffrey A. Stoops, certify that:

1.	I have reviewed this annual report on Form 10-K/A of SBA Communications Corporation; and

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date: April 30, 2003	/s/ JEFFREY A. STOOPS
Jeffrey A. Stoops
Chief Executive Officer and President
(Principal Executive Officer and Principal
Financial Officer)