Form 10-Q
period 2003-03-31
SBA COMMUNICATIONS CORP
filed 2003-05-15
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,675,480 shares of Class A common stock and 5,455,595 shares of Class B common stock as of April 30, 2003.

SBA COMMUNICATIONS CORPORATION

ITEM 1: UNAUDITED FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par values)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$47,857	$61,141
Accounts receivable, net of allowances of $5,765 and $5,572 in 2003 and 2002, respectively	28,163	36,292
Costs and estimated earnings in excess of billings on uncompleted contracts	11,371	10,425
Prepaid and other current assets	5,012	5,741

Total current assets	92,403	113,599
Property and equipment, net	1,121,934	1,140,625
Deferred financing fees, net	23,363	24,517
Other assets	23,050	21,853
Intangible assets, net	3,874	4,321

Total assets	$1,264,624	$1,304,915

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,877	$16,810
Accrued expenses	15,294	15,081
Deferred revenue	14,422	12,427
Interest payable	12,459	22,919
Long-term debt, current portion	60,066	189,397
Billings in excess of costs and estimated earnings on uncompleted contracts	2,016	2,362
Other current liabilities	1,917	3,595

Total current liabilities	120,051	262,591

Long-term liabilities:
Long-term debt	969,102	834,885
Deferred tax liabilities, net	18,429	18,429
Deferred revenue	1,889	1,944
Other long-term liabilities	3,166	1,593

Total long-term liabilities	992,586	856,851

Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock—Class A par value $.01 (200,000 shares authorized, 45,675 and 45,674 shares issued and outstanding in 2003 and 2002, respectively)	457	457
Common stock—Class B par value $.01 (8,100 shares authorized, 5,456 shares issued and outstanding)	55	55
Additional paid-in capital	673,215	672,946
Accumulated deficit	(521,740)	(487,985)

Total shareholders’ equity	151,987	185,473

Total liabilities and shareholders’ equity	$1,264,624	$1,304,915

The accompanying condensed notes to consolidated financials are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	For the three months ended March 31,
	2003	2002
Revenues:
Site development	$20,674	$31,404
Site leasing	37,547	32,540

Total revenues	58,221	63,944

Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site development	18,694	24,680
Cost of site leasing	12,960	11,240

Total cost of revenues	31,654	35,920

Gross profit	26,567	28,024
Operating expenses:
Selling, general and administrative	8,483	9,374
Restructuring and other charges	976	37,736
Asset impairment charge	452	16,381
Depreciation, accretion and amortization	25,605	26,053

Total operating expenses	35,516	89,544

Operating loss	(8,949)	(61,520)
Other income (expense):
Interest income	129	9
Interest expense	(17,681)	(13,216)
Non-cash interest expense	(5,077)	(6,152)
Amortization of debt issuance costs	(1,155)	(1,850)
Other	44	79

Total other expense	(23,740)	(21,130)

Loss before provision for income taxes and cumulative effect of changes in accounting principles	(32,689)	(82,650)
Provision for income taxes	(521)	(579)

Loss before cumulative effect of changes in accounting principles	(33,210)	(83,229)
Cumulative effect of changes in accounting principles	(545)	(80,592)

Net loss	$(33,755)	$(163,821)

Basic and diluted loss per common share before cumulative effect of changes in accounting principles	$(0.65)	$(1.70)
Cumulative effect of changes in accounting principles	(0.01)	(1.64)

Basic and diluted loss per common share	$(0.66)	$(3.34)

Basic and diluted weighted average number of common shares	51,130	49,010

The accompanying condensed notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(unaudited)

(in thousands)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total
	Class A		Class B
	Number	Amount	Number	Amount
BALANCE, December 31, 2002	45,674	$457	5,456	$55	$672,946	$(487,985)	$185,473
Non-cash compensation	—	—	—	—	269	—	269
Net loss	—	—	—	—		(33,755)	(33,755)
Common stock issued in connection with stock option plans	1	—	—	—	—	—	—

BALANCE, March 31, 2003	45,675	$457	5,456	$55	$673,215	$(521,740)	$151,987

The accompanying condensed notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the three months ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,755)	$(163,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, accretion and amortization	25,605	26,053
Non-cash restructuring and other charges	525	31,228
Asset impairment charge	452	16,381
Non-cash compensation expense	269	652
Provision for doubtful accounts	743	610
Amortization of original issue discount and debt issuance costs	6,232	8,002
Amortization of deferred gain from termination of derivative	(164)	—
Cumulative effect of changes in accounting principles	545	80,592
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	7,386	7,093
Costs and estimated earnings in excess of billings on uncompleted contracts	(946)	166
Prepaid and other current assets	729	22
Other assets	(1,197)	(1,066)
Accounts payable	(2,933)	(17,851)
Accrued expenses	83	(5,826)
Deferred revenue	1,940	(2,061)
Interest payable	(10,460)	(12,455)
Other liabilities	471	1,018
Billings in excess of costs and estimated earnings on uncompleted contracts	(346)	(2,129)

Total adjustments	28,934	130,429

Net cash used in operating activities	(4,821)	(33,392)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,133)	(29,581)
Acquisitions and related earn-outs	(2,303)	(16,514)

Net cash used in investing activities	(8,436)	(46,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from option exercises	—	75
Borrowings under senior credit facility	—	98,000
Repayment of notes payable	(27)	(216)

Net cash provided by (used in) financing activities	(27)	97,859

Net increase (decrease) in cash and cash equivalents	(13,284)	18,372
CASH AND CASH EQUIVALENTS:
Beginning of period	61,141	13,904

End of period	$47,857	$32,276

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$28,304	$25,617

Taxes	$931	$1,591

NON-CASH ACTIVITIES:
Assets acquired in connection with acquisitions	$—	$7,648

Liabilities assumed in connection with acquisitions	$—	$(2,000)

Common stock issued in connection with acquisitions	$—	$(5,648)

The accompanying condensed notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the 2002 Form 10-K for SBA Communications Corporation. These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation. The results of operations for an interim period may not give a true indication of the results for the year.

During the three months ended March 31, 2003 and 2002, the Company did not have any changes in its equity resulting from non-owner sources and, accordingly, comprehensive income (loss) was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

The Company has potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for all periods presented. There were 2.6 million and 4.6 million options outstanding at March 31, 2003 and 2002, respectively.

2.	LIQUIDITY AND MANAGEMENT’S PLANS

As part of the Company’s plan to address it’s anticipated non-compliance with certain financial covenants under its senior credit facility commencing in 2003 and to reduce its significant level of indebtedness and the risks associated with such indebtedness, certain of the Company’s subsidiaries entered into a definitive agreement in March 2003, with AAT Communications Corp. (“AAT”) to sell 679 towers, or if AAT elects to purchase an additional 122 towers, an aggregate of 801 towers.

On May 9, 2003, the Company completed the first stage of the pending sale of 679 towers to AAT, by selling 631 towers to AAT in exchange for gross cash proceeds of approximately $145.0 million. The sale of the remaining 48 towers for gross cash proceeds of approximately $15.0 million is expected to occur on or before July 1, 2003. AAT also has the option to purchase an additional 122 towers for a purchase price of $43.0 million. This option is exercisable on or before June 1, 2003. Refer to Note 17 for further discussion.

On May 9, 2003, SBA Telecommunications, Inc. (“Telecommunications”), a wholly-owned subsidiary of the Company, closed on a new senior secured credit facility in the amount of $195.0 million. This new facility, with General Electric Capital Corporation (“GECC”) and affiliates of Oak Hill Advisors, Inc., (“Affiliates of Oak Hill”) provides for $95.0 million in term loans and $100.0 million in revolving lines of credit. Refer to Note 17 for further discussion.

The Company used the proceeds from the new credit facility, cash on hand and a portion of the proceeds from the AAT sale to repay the existing credit facility in full. The outstanding balance of the senior credit facility was $255.0 million as of March 31, 2003. Although this facility was repaid in full subsequent to March 31, 2003, the Company reflected its debt obligation as of March 31, 2003 with respect to this facility as both current and long-term. The current portion of long term debt related to the senior credit facility in the amount of $60.0 million represents the amount of cash on hand and proceeds from the AAT Transaction which were used to repay this facility. The portion of this debt reflected as long-term, $195.0 million, represents the amount of the existing facility which was replaced by the new facility.

After giving effect to the sale of 679 towers to AAT and the refinancing of the existing senior credit facility as if both transactions had occurred on March 31, 2003, the Company has approximately $136.0 million of cash and restricted cash. The new credit facility matures in December 2007 and contains financial covenants that are less restrictive and better reflect the current and anticipated financial results of the Company. Based on the current projections and available cash, the Company believes it has the ability to fund its operations and meet its obligations as they become due for the foreseeable future.

The Company believes that the AAT sale in conjunction with the refinancing of the senior secured credit facility eliminates the issues that gave rise to the “going concern” qualification from its auditors with respect to its 2002 consolidated financial statements. Furthermore, based on the successful sale and the successful refinancing, the Company now expects to have sufficient liquidity to achieve sustained positive free cash flow.

The Company may also explore, and may from time to time take advantage of, various strategic opportunities including, but not limited to, the sale of certain assets or lines of business, the issuance of equity or the repurchasing, restructuring, or refinancing of some or all of its debt.

3.	CURRENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). This standard requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The standard was adopted by the Company effective January 1, 2003. As a result of the Company’s obligation to restore leaseholds to their original condition upon termination of ground leases underlying a majority of the Company’s towers and the Company’s estimate as to the probability of incurring these obligations, the Company recorded a cumulative effect adjustment of approximately $.5 million. The adoption of SFAS 143 resulted in an increase in tower fixed assets of approximately $.9 million and the recording of an asset retirement obligation liability of approximately $1.4 million. See Note 4 for further discussion.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 62, Amendment of SFAS No. 13 and Technical Corrections (“SFAS 145”). For the Company, SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. The Company adopted the provisions of SFAS 145 effective January 1, 2003. Pursuant to SFAS 145, the Company’s previously reported extraordinary items will be reclassified to operating expense.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) and nullified EITF Issue No. 94–3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94–3 had recognized the liability at the commitment date to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value. The Company adopted the provisions of SFAS 146 effective January 1, 2003. The adoption of SFAS 146 did not have a material effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure-only provisions of SFAS 148 as of December 31, 2002. The Company will continue to account for stock-based compensation in accordance with APB No. 25. As such, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies requirements for the recognition of guarantees at the onset of an arrangement. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for interim or annual financial statements after December 15, 2002. The Company implemented the disclosure requirements of FIN 45 as of December 31, 2002 and there was no impact on the Company’s consolidated financial statements.

4.	CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

a. SFAS 143

Effective January 1, 2003, the Company adopted the provisions of SFAS 143. Under the new accounting principle, the Company recognizes asset retirement obligations in the period in which they are incurred, if a reasonable estimate of a fair value can be made, and accretes such liability through the obligation’s estimated settlement date. The associated asset retirement costs are capitalized as part of the carrying amount of the related tower fixed assets and depreciated over the estimated useful life.

The Company has entered into ground leases for the land underlying the majority of the Company’s towers. A majority of these leases require the Company to restore leaseholds to their original condition upon termination of the ground lease. SFAS 143 requires that the net present value of future restoration obligations be recorded as a liability as of the date the legal obligation arises and this amount be capitalized to the related operating asset. At January 1, 2003, the effective date of adoption, the cumulative effect of the change on prior years resulted in a charge of approximately $.5 million ($0.01 per share), which is included in net loss for the three months ended March 31, 2003. In addition, at the date of adoption the Company recorded an increase in tower assets of approximately $.9 million and recorded an asset retirement obligation liability of approximately $1.4 million, which is included in other long-term liabilities in the Consolidated Balance Sheet as of March 31, 2003.

In determining the impact of SFAS 143, the Company considered the nature and scope of legal restoration obligation provisions contained in its third party ground leases, the Company’s history of tower asset dispositions and the related probabilities of incurring restoration obligations.

The following pro-forma summary presents the Company’s net loss and loss per share information as if the Company had been accounting for asset retirement obligations under SFAS 143 for the period presented:

For the three months ended March 31, 2002
(in thousands, except per share data)
Reported net loss	$(163,821)
Add: depreciation and accretion expense	(46)

Adjusted net loss	$(163,867)

Reported basic and diluted loss per share	$(3.34)
Add: depreciation and accretion expense	—

Adjusted net loss per share	$(3.34)

The following summarizes the activity of the asset retirement obligation liability:

	For the three months ended March 31,
	2003	2002
	(in thousands)
Asset retirement obligation at January 1	$—	$1,282
Liability recorded in transition	1,424	—
Accretion expense	42	38

Asset retirement obligation at March 31	$1,466	$1,320

b. SFAS 142

During 2002, the Company completed the transitional impairment test of goodwill required under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) which was adopted effective January 1, 2002. As a result of completing the required transitional test, the Company recorded a charge retroactive to the adoption date for the cumulative effect of the accounting change in the amount of $80.6 million, representing the excess of the carrying alue of reporting units as compared to their estimated fair value. Of the total $80.6 million cumulative effect adjustment, $61.6 million related to the site development construction reporting segment and $19.0 million related to the site leasing reporting segment. The $80.6 million cumulative effect adjustment is included in the Consolidated Statement of Operations for the three months ended March 31, 2002. The Company currently does not have any remaining goodwill or other intangible assets subject to SFAS 142.

5.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of March 31, 2003	As of December 31, 2002
	(in thousands)
Costs incurred on uncompleted contracts	$58,196	$74,506
Estimated earnings	11,283	17,148
Billings to date	(60,124)	(83,591)

	$9,355	$8,063

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	As of March 31, 2003	As of December 31, 2002
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$11,371	$10,425
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,016)	(2,362)

	$9,355	$8,063

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of March 31, 2003	As of December 31, 2002
	(in thousands)
Towers and related components	$1,303,109	$1,297,220
Construction in process	5,376	5,288
Furniture, equipment and vehicles	39,088	41,751
Buildings and improvements	2,660	2,689
Land	15,406	15,406

	1,365,639	1,362,354
Less: Accumulated depreciation and amortization	(243,705)	(221,729)

Property and equipment, net	$1,121,934	$1,140,625

Construction in process primarily represents costs incurred related to towers that are under development and will be used in the Company’s operations (see Note 10).

Depreciation expense was $25.1 million and $25.6 million for the three months ended March 31, 2003 and 2002, respectively.

7.	ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of March 31, 2003	As of December 31, 2002
	(in thousands)
Salaries and benefits	$873	$1,791
Real estate and property taxes	5,567	5,289
Restructuring and other charges	1,970	2,181
Insurance	2,990	3,738
Other	3,894	2,082

	$15,294	$15,081

8.	CURRENT AND LONG-TERM DEBT

	As of March 31, 2003	As of December 31, 2002
	(in thousands)
10 1/4% senior notes, unsecured, interest payable semi-annually, balloon principal payment of $500,000 due at maturity on February 1, 2009, including deferred gain related to termination of a derivative of $5,072 and $5,236 at March 31, 2003 and December 31, 2002, respectively.	$505,072	$505,236
12% senior discount notes, net of unamortized original issue discount of $5,077 at December 31, 2002, unsecured, cash interest payable semi-annually in arrears beginning September 1, 2003, balloon principal payment of $269,000 due at maturity on March 1, 2008.	269,000	263,923
Senior secured credit facility loans, interest at varying rates (3.27% to 3.66% at March 31, 2003). This facility was paid in full subsequent to March 31, 2003. See Note 17 for further discussion.	255,000	255,000
Notes payable, interest at varying rates (2.9% to 11.4% at March 31, 2003).	96	123

	1,029,168	1,024,282
Less: current maturities	(60,066)	(189,397)

Long-term debt	$969,102	$834,885

9.	SHAREHOLDERS’ EQUITY

From time to time, restricted shares of Class A common stock or options to purchase Class A common stock have been granted under the Company’s equity participation plans at prices below market value at the time of grant. As a result, the Company expects to record approximately $.8 million of non-cash compensation expense in 2003 and $.5 million in non-cash compensation expense in each year from 2004 through 2006. Additionally, in 2002, the Company entered into bonus agreements with certain executives and employees to issue shares of the Company’s Class A common stock in lieu of cash payments. The Company recorded approximately $.3 million and $.7 million of non-cash compensation expense in the three months ended March 31, 2003 and 2002, respectively.

10.	RESTRUCTURING AND OTHER CHARGES

In February 2002, as a result of the continuing deterioration of capital market conditions for wireless carriers, the Company announced that it was reducing its capital expenditures for new tower development and acquisition activities, suspending any material new investment for additional towers, reducing its workforce and closing or consolidating offices. Under then current capital market conditions, the Company did not anticipate building or buying a material number of new towers beyond those it was contractually obligated to build or buy, thereby resulting in the abandonment of a majority of its new tower build and acquisition work in process during 2002. In connection with this restructuring, a portion of the Company’s workforce has been reduced and certain offices were closed, substantially all of which were primarily dedicated to new tower development activities. As a result of the implementation of its plans, the Company recorded a restructuring charge of $37.7 million during the three months ended March 31, 2002, in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), and Emerging Issues Task Force 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring.

Of the $37.7 million charge recorded during the three months ended March 31, 2002, approximately $34.1 million related to the abandonment of new tower build and acquisition work in process and related construction materials on approximately 695 sites. The remaining $3.6 million related primarily to the costs of employee separation for approximately 285 employees and exit costs associated with the closing and consolidation of approximately 20 offices.

The following summarizes the activity related to the 2002 restructuring plan for the three months ended March 31, 2003:

	Accrued as of January 1, 2003	Restructuring Charges (Reductions)	Adjustments		Payments Related to January 1, 2003 Accrual	Accrual as of March 31, 2003
			Cash	Non-Cash
	(in thousands)
Abandonment of new tower build work in process	$—	$(145)	$—	$145	$—	$—
Employee separation and exit costs	1,706	(85)	(6)	91	(432)	1,274

	$1,706	$(230)	$(6)	$236	$(432)	$1,274

In February 2003, in response to the continued deterioration in expenditures by wireless service providers, particularly with respect to site development activities, the Company committed to a new plan of restructuring associated with further downsizing activities, including reduction in workforce and closing or consolidation of offices. As a result of the implementation of its plans, the Company recorded a restructuring charge of $1.2 million in accordance with SFAS 146. Of the $1.2 million charge recorded during the three months ended March 31, 2003, approximately $.5 million related to the abandonment of new tower build work in process (all costs incurred to date). The remaining $.7 million related primarily to the costs of employee separation and exit costs associated with the closing and downsizing of approximately twelve offices. In connection with employee separation costs, the Company paid approximately $.3 million in one-time termination benefits. Of the $1.2 million in expense recorded during the three months ended March 31, 2003, $1.0 million pertains to the Company’s site development segment and $.2 million pertains to the Company’s site leasing segment.

A summary of the activity related to the 2003 restructuring plan for the three months ended March 31, 2003 is as follows:

	Accrued as of January 1, 2003	Restructuring Charges (Reductions)	Adjustments		Payments Related to January 1, 2003 Accrual	Accrual as of March 31, 2003
			Cash	Non-Cash
	(in thousands)
Abandonment of new tower build work in process	$—	$493	$—	$(493)	$—	$—
Employee separation and exit costs	—	713	(445)	(47)	—	221

	$—	$1,206	$(445)	$(540)	$—	$221

The Statement of Operations for the three months ending March 31, 2003 includes restructuring and other charges in the amount of approximately $1.0 million. This $1.0 million charge is comprised of the $1.2 million charge recorded in connection with the 2003 restructuring plan offset by a $.2 million reduction in restructuring expense, resulting primarily from revisions to 2002 restructuring plan estimates. Approximately $1.5 million remains in accrued liabilities at March 31, 2003, representing primarily future lease obligations related to closed offices.

11.	ASSET IMPAIRMENT CHARGE

In accordance with the provisions of SFAS 144, long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

During the first quarter of 2003, tower assets previously impaired in 2002 were evaluated under the provisions of recently adopted SFAS 143 as to the existence of asset retirement obligations. In connection with the adoption of SFAS 143, approximately $.5 million of tower costs were capitalized to the previously impaired assets effective January 1, 2003. The recoverability of the capitalized tower costs were evaluated in accordance with the provisions of SFAS 144 and determined to be impaired. As a result, the $.5 million was recorded as an asset impairment charge in the Consolidated Statement of Operations.

In the first quarter of 2002, certain tower sites held and used in operations were considered to be impaired. Towers determined to be impaired were primarily towers with no tenants and little or no prospects for future lease-up. An asset impairment charge of approximately $16.4 million was recorded during the first quarter of 2002.

12.	STOCK BASED COMPENSATION

In December 2002, the FASB issued SFAS 148. The Company has elected to continue to account for its stock-based employee compensation plans under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The following disclosures are provided in accordance with SFAS 148.

Except for the amount of non-cash compensation recognized ($.3 million and $.7 million during the three months ended March 31, 2003 and 2002, respectively), no other stock-based employee compensation cost is reflected in net income, as all other options granted under the Company’s stock-based employee compensation plan had an exercise price equal to, or above, the market value of the underlying common stock on the date of grant.

The Black-Scholes option-pricing model was used with the following assumptions:

	Three months ended March 31,
	2003	2002
Risk free interest rate	4.5%	10%
Dividend yield	0%	0%
Expected volatility	171%	99%
Expected lives	4 years	4 years

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three months ended March 31
	2003	2002
	(in thousands, except per share data)

Net loss, as reported	$(33.8)	$(163.8)
Add: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1.9)	(1.5)

Pro forma net loss	$(35.7)	$(165.3)

Loss per share:
Basic and diluted—as reported	$(.66)	$(3.34)
Basic and diluted—pro forma	$(.69)	$(3.37)

The effect of applying SFAS 123 in the pro-forma disclosure is not necessarily indicative of future results.

13.	INCOME TAXES

The components of the provision for income taxes are as follows:

	Three months ended March 31,
	2003	2002
	(in thousands)
Federal income tax	$11,591	$23,212
State income tax	(521)	(579)
Change in valuation allowance	(11,591)	(23,212)

	$(521)	$(579)

The Company has taxable losses in the three months ended March 31, 2003 and 2002, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more likely than not” that the Company will generate sufficient taxable income in future periods to recognize the assets.

14.	DERIVATIVE FINANCIAL INSTRUMENT

The Company previously had an interest rate swap agreement to manage its exposure to interest rate movements by effectively converting a portion of its $500.0 million senior notes from a fixed interest rate to variable rates. The swap, which qualified for hedge accounting treatment, was to mature in seven years and provided for the exchange of fixed rate payments for variable rate payments without the exchange of the underlying notional amount. The Company recorded a reduction of approximately $.9 million to interest expense during the three months ended March 31, 2002 as a result of the differential between fixed and variable rates.

In October 2002, the counter-party to the interest rate swap agreement elected to terminate the swap. In connection with this termination, the counter-party was required to pay the Company $6.2 million, which included approximately $.8 million in accrued interest. The remaining approximately $5.4 million received was deferred and is being recognized as a reduction to interest expense over the remaining term of the senior notes using the effective interest method. Amortization of the deferred gain during the three months ended March 31, 2003 was approximately $.2 million. The remaining deferred gain balance at March 31, 2003 and December 31, 2002, was $5.0 million and $5.2 million, respectively, and is included in long-term debt in the Consolidated Balance Sheets.

15.	COMMITMENTS AND CONTINGENCIES

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

The Company sometimes agrees to pay additional consideration if the towers or businesses that are acquired meet or exceed certain earnings or new tower targets in the 1-3 years after they have been acquired. As of March 31, 2003, the Company had an obligation to pay up to an additional $.8 million in consideration if the new tower targets identified in acquisition agreements within the Company’s site leasing segment are met. As of March 31, 2003, there are no remaining obligations associated with the Company’s site development construction segment. At the Company’s option, a majority of the additional consideration may be paid in cash or Class A common stock. The Company records such obligations when it becomes probable that the earnings targets will be met. As of December 31, 2002, certain earnings targets associated with an acquisition within the site development construction segment were achieved, and therefore, the Company accrued approximately $2.0 million, within other current liabilities on the Consolidated Balance Sheet. This amount was paid in cash in February 2003.

As of March 31, 2003, the Company has letters of credit totaling $14.5 million issued on its behalf under its senior secured credit facility. These letters of credit serve as collateral to secure certain obligations of the Company and certain of its subsidiaries in the ordinary course of business. Since the funding of the new senior secured credit facility, these letters of credit have been cancelled and replaced by cash collateral accounts. See Note 17 for subsequent events related to the Company’s credit facility.

16.	SEGMENT DATA

The Company operates principally in three business segments: site development consulting, site development construction and site leasing. The Company’s reportable segments are strategic business units that offer different services. These business units are managed separately based on the fundamental differences in their operations. Revenues, cost of revenues, gross profit, capital expenditures (including assets acquired through the issuance of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company operates are presented below:

	Site Development Consulting	Site Development Construction	Site Leasing	Assets Not Identified by Segment	Total
	(in thousands)
March 31, 2003
Revenues	$4,659	$16,015	$37,547	$—	$58,221
Cost of revenues	3,967	14,727	12,960	—	31,654
Gross profit	692	1,288	24,587	—	26,567
Capital expenditures	77	2,263	5,993	103	8,436
Assets	13,295	44,186	1,147,936	59,207	1,264,624
March 31, 2002
Revenues	$7,037	$24,367	$32,540	$—	$63,944
Cost of revenues	5,420	19,260	11,240	—	35,920
Gross profit	1,617	5,107	21,300	—	28,024
Capital expenditures	151	5,121	45,410	1,061	51,743
Assets	13,293	54,900	1,162,498	74,224	1,304,915

The Company has customer concentrations with respect to revenues in each of our reporting segments. For each of our segments, the following customers represent over 10% of revenues from the respective segment during the three months ended March 31, 2003.

Site Development Consulting		Site Development Construction		Site Leasing
Company A	46.3%	Company A	37.4%	Company B	16.4%
Company C	15.3%			Company D	10.4%
Company E	15.0%

17.	SUBSEQUENT EVENTS

In March 2003 certain of the Company’s subsidiaries entered into a definitive agreement with AAT to sell 679 towers or, if AAT elects to purchase an additional 122 towers, an aggregate of 801 towers, which represent substantially all of the Company’s towers in the western two-thirds of the U.S. Gross proceeds from the sale are anticipated to be $160.0 million if 679 towers are sold, or $203.0 million if 801 towers are sold, subject to adjustment in certain circumstances. The AAT transaction is expected to close in stages, with the first closing having taken place on May 9, 2003 and future stages closing through October 1, 2003. The Company intends to use all of the proceeds, net of anticipated transaction costs of approximately $5.0 million and amounts used to retire our prior credit facility, to repay indebtedness owing from time to time under the Company’s revolving line of credit and for capital expenditures. As of March 31, 2003, the carrying value of the 679 towers included in the first part of the AAT transaction was approximately $162.0 million and the carrying value of the remaining 122 towers included in the second part of the AAT transaction was approximately $29.0 million. On May 9, 2003, the Company completed the first stage of the pending sale of 679 towers to AAT, by closing on the sale of 631 towers to AAT in exchange for gross cash proceeds of approximately $145.0 million. The transfer of the remaining 48 towers for gross cash proceeds of approximately $15.0 million is expected to occur on or before July 1, 2003. The Company expects to recognize a loss of approximately $8.0 million in the second quarter of 2003 in connection with the sale of towers.

In accordance with the provisions of SFAS 144, the 679 tower assets comprising the second quarter asset sale will require discontinued operations accounting treatment in the second quarter of 2003. The operating results for those tower assets is as follows:

	Three months ended March 31,
	2003	2002
	(in thousands)
Site leasing revenues	$5,132	$4,469
Site leasing gross profit	$3,388	$2,775
Depreciation and amortization	$3,458	$3,370

On May 9, 2003, Telecommunications closed a new senior credit facility in the amount of $195.0 million from GECC and Affiliates of Oak Hill. The new facility consists of $95.0 million of term loans and a $100.0 million revolving line of credit, which may be borrowed, repaid and redrawn and which converts to a term loan no later than June 30, 2004. Amortization of amounts borrowed under this facility commence in 2004, at an annual rate of 10% in 2004 and 15% in each of 2005, 2006 and 2007. All remaining amounts are due and payable at maturity on December 31, 2007. Amounts borrowed under this facility accrue interest at LIBOR plus 400 basis points. Additional interest of 3.5% per annum also accrues but is not payable until maturity. The new facility is pre-payable at Telecommunications’ option. Amounts borrowed under the new facility are secured by a first lien on substantially all of Telecommunications’ assets. In addition, Telecommunications and each of its domestic subsidiaries have guaranteed the obligations of Telecommunications under the senior credit facility and have pledged substantially all of their respective assets to secure such guarantee.

As of March 31, 2003, Telecommunications had $255.0 million outstanding under its existing facility. Subsequent to March 31, 2003, Telecommunications used the proceeds from the refinancing, cash on hand and a portion of the proceeds from the first closing of the sale of towers to AAT to repay the existing credit facility in full. As a result of this prepayment, Telecommunications will write off deferred financing fees associated with this facility of approximately $4.5 million during the second quarter of 2003. Additionally, Telecommunications will record deferred financing fees of approximately $6.4 million associated with the new credit facility.

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

We are continuing to shift our revenue stream from project driven revenues to recurring revenues through the leasing of antenna space at, or on, communication towers. We intend to emphasize our site leasing business through the leasing and management of tower sites. Subsequent to the completion of the AAT Transaction, we intend on focusing our leasing activities in the eastern third of the United States where substantially all of our remaining towers will be located.

Site Leasing Services

Site leasing revenues are received primarily from wireless communications companies. Revenues from these clients are derived from numerous different site-leasing contracts. Each site-leasing contract relates to the lease or use of space at an individual tower site and is generally for an initial term of 5 years, renewable for five 5-year periods at the option of the tenant. Almost all of our site leasing contracts contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Site leasing contracts are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the term of the related lease agreements. Rental amounts received in advance are recorded in deferred revenue.

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

Our same tower revenue growth and same tower cash flow growth on the 3,797 towers we owned as of March 31, 2002 was 15% and 16% respectively.

As a result of closing on the first stage of the AAT Transaction, we have reduced our tower portfolio by 631 towers. Pursuant to the agreement with AAT, we will further reduce our tower portfolio by at least 48 towers and a maximum of 170 towers. We do not anticipate making any other material changes to our tower portfolio in 2003.

Site Development Services

Site development services revenues are also received primarily from wireless communications companies or companies providing development or project management services to wireless communications companies. Our site development customers engage us on a project-by-project basis, and a customer can generally terminate an assignment at any time without penalty. Site development projects in which we perform consulting services include contracts on a time and materials basis or a fixed price basis. Time and materials based contracts are billed at contractual rates as the services are rendered. For those site development contracts in which we perform work on a fixed price basis, we bill the client, and recognize revenue, based on the completion of agreed upon phases of the project on a per site basis. Upon the completion of each phase we recognize the revenue related to that phase. The majority of our site development services are billed on a fixed price basis. Our site development projects generally take from 3 to 12 months to complete. Our revenue from construction projects is recognized on the percentage-of-completion method of accounting, determined by the percentage of cost incurred to date compared to management’s estimated total anticipated cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contracts nears completion. Revenue from our site development business may fluctuate from period to period depending on construction activities, which are a function of the timing and amount of our clients’ capital expenditures, the number and significance of active customer engagements during a period, weather and other factors.

Cost of site development consulting revenue and construction revenue include all material costs, salaries and labor costs, including payroll taxes, subcontract labor, vehicle expense and other costs directly and indirectly related to the projects. All costs related to site development consulting projects and construction projects are recognized as incurred.

Our site development revenues and profit margins decreased significantly during 2002 and the first quarter of 2003. This decrease was primarily attributable to the substantial decline in capital expenditures by wireless carriers, particularly for our site development construction services, which adversely affected our volume of activity and our pricing levels. During the remainder of 2003, we expect these trends to continue. Consequently, we may experience continued decline in our site development revenues and profit margins.

2003 Developments

In February 2003, in response to the continued deterioration in expenditures by wireless service providers, particularly with respect to site development activities, we committed to a new plan of restructuring associated with further downsizing activities, including reduction in workforce and closing or consolidation of offices. We closed or downsized an additional 12 offices and eliminated the positions of approximately 90 employees during the first quarter of 2003, substantially all related to our site development operations. We incurred a restructuring charge of approximately $1.0 million during the three months ended March 31, 2003.

In March 2003 certain of our subsidiaries entered into a definitive agreement with AAT to sell 679 towers or, if AAT elects to purchase an additional 122 towers, an aggregate of 801 towers, which represent substantially all of our towers in the western two-thirds of the U.S. Gross proceeds from the sale are anticipated to be $160.0 million if 679 towers are sold, or $203.0 million if 801 towers are sold, subject to adjustment in certain circumstances. The first stage of the closings took place on May 9, 2003. Remaining closings will continue through October 1, 2003. On May 9, 2003, we completed the first stage of the pending sale of 679 towers to AAT, by closing on the sale of 631 towers to AAT in exchange for gross cash proceeds of approximately $145.0 million. The transfer of the remaining 48 towers for gross cash proceeds of approximately $15.0 million is expected to occur on or before July 1, 2003. As of March 31, 2003, the carrying value of the 679 towers included in the first part of the AAT transaction was approximately $162.0 million and the carrying value of the remaining 122 towers included in the second part of the AAT transaction was approximately $29.0 million. We intend to use all of the proceeds, net of anticipated transaction costs of approximately $5.0 million and amounts used to retire our prior credit facility, to repay indebtedness owing from time to time under our revolving line of credit and for capital expenditures. Upon consummation of the complete AAT Transaction, we will own 3,075 towers, substantially all of which will be in the eastern third of the United States. The Company expects to recognize a loss of approximately $8.0 million in the second quarter of 2003 in connection with the sale of towers.

In accordance with the provisions of SFAS 144, the 679 tower assets comprising the second quarter asset sale will require discontinued operations accounting treatment in the second quarter of 2003. The operating results for those tower assets is as follows:

	Three months ended March 31,
	2003	2002
	(in thousands)
Site leasing revenues	$5,132	$4,469
Site leasing gross profit	$3,388	$2,775
Depreciation and amortization	$3,458	$3,370

On May 9, 2003, our wholly owned subsidiary, SBA Telecommunications, Inc., closed on a new senior credit facility in the amount of $195.0 million from General Electric Capital Corporation and affiliates of Oak Hill Advisors, Inc. The new facility consists of $95.0 million of term loans and a $100.0 million revolving line of credit, which may be borrowed, repaid and redrawn and which converts to a term loan no later than June 30, 2004. Amortization of amounts borrowed under this facility commence in 2004, at an annual rate of 10% in 2004 and 15% in each of 2005, 2006 and 2007. All remaining amounts are due and payable at maturity on December 31, 2007. Amounts borrowed under this facility accrue interest at LIBOR plus 400 basis points. Additional interest of 3.5% per annum also accrues but is not payable until maturity. The new facility is pre-payable at Telecommunications’ option. Amounts borrowed under the new facility are secured by a first lien on substantially all of Telecommunications’ assets. In addition, Telecommunications and each of its domestic subsidiaries have guaranteed the obligations of Telecommunications under the senior credit facility and have pledged substantially all of their respective assets to secure such guarantee.

As of March 31, 2003, Telecommunications had $255.0 million outstanding under the existing facility. Telecommunications used the proceeds from the refinancing, cash on hand and a portion of the proceeds from the first closing of our sale of towers to AAT to repay the existing credit facility in full. As a result of this prepayment, Telecommunications will write off deferred financing fees associated with this facility of approximately $4.5 million during the second quarter of 2003. Additionally, Telecommunications will record deferred financing fees of approximately $6.4 million associated with the new credit facility.

RESULTS OF OPERATIONS

As we continue to shift our revenue mix more towards site leasing, operating results in prior periods may not be meaningful predictors of future results. You should be aware of the dramatic changes in the nature and scope of our business when reviewing the ensuing discussion of comparative historical results.

First Quarter 2003 Compared to the First Quarter 2002

Total revenues decreased 9.0% to $58.2 million for the first quarter of 2003 from $63.9 million for the first quarter of 2002. Total site development revenue decreased 34.2% to $20.7 million in the first quarter of 2003 from $31.4 million in the first quarter of 2002 due to decreases in both site development construction and site development consulting revenue. Site development construction revenues decreased 34.3% to $16.0 million for the first quarter of 2003 from $24.4 million for the first quarter of 2002, due primarily to a weaker environment for wireless carrier capital expenditures on or around cell sites and increased competition. We believe that wireless carriers will continue to conserve capital in 2003, which may continue to adversely affect site development revenues. Site development consulting revenues decreased 33.8% to $4.7 million for the first quarter 2003 from $7.0 million for the first quarter of 2002, which is also due to the continued weak environment for wireless carrier capital expenditures. Site leasing revenues increased 15.4% to $37.5 million for the first quarter of 2003, from $32.5 million for the first quarter of 2002, due primarily to the increased number of tenants added to our towers. With the completed sale of towers, we expect to have lower leasing revenue and tower cash flow, on an absolute basis, as a result of our reduced number of towers. We expect that leasing revenue and tower cash flow growth will continue to increase during 2003 on the towers remaining in our portfolio; however, the rate of such growth may be adversely affected by lower wireless carrier capital expenditures.

Total cost of revenues decreased 11.9% to $31.7 million for the first quarter of 2003 from $35.9 million for the first quarter of 2002. Site development cost of revenues decreased 24.3% to $18.7 million for the first quarter of 2003 from $24.7 million in the first quarter of 2002 resulting from a decrease in both cost of site development construction revenue and cost of site development consulting revenue. Site development construction cost of revenues decreased 23.5% to $14.7 million for the first quarter of 2003 from $19.3 million in the first quarter of 2002 due primarily to lower levels of activity. Site development consulting cost of revenues decreased 26.8% to $4.0 million for the first quarter of 2003 from $5.4 million for the first quarter of 2002 due primarily to lower levels of activity. Site leasing cost of revenues increased 15.3% to $13.0 million for the first quarter of 2003 from $11.2 million for the first quarter of 2002, due to increased repairs and maintenance as well as increases in property taxes.

Gross profit decreased 5.2% to $26.6 million for the first quarter of 2003 from $28.0 million for the first quarter of 2002, due to decreased site development gross profit offset by an increase in site leasing gross profit. Gross profit from site development decreased 70.6% to $2.0 million in the first quarter of 2003 from $6.7 million in the first quarter of 2002 due to lower revenue resulting from lower pricing without a commensurate reduction in cost. Gross profit margin on site development construction decreased to 8.0% for the first quarter of 2003 from 21.0% for the first quarter of 2002 resulting from lower pricing due to increased competition. Gross profit margin on site development consulting decreased to 14.9% for the first quarter of 2003 from 23.0% for the first quarter of 2002, reflecting different stages of project completions and lower pricing for our services due to increased competition. We expect this pricing competition to continue and gross profit margin from site development to continue to be negatively impacted as we continue to move through 2003. Gross profit for the site leasing business increased 15.4% to $24.6 million in the first quarter of 2003 from $21.3 million in the first quarter of 2002. The increased gross profit was due to the increase in the number of tenants per tower in the 2003 period. The gross profit margin on site leasing remained consistent at 65.6% and 65.5% during the first three months of 2003 and 2002, respectively and reflects a 170 basis point improvement over the fourth quarter 2002 site leasing gross profit margin. We believe that tower cash flow margins will continue their sequential growth in the foreseeable future. As a percentage of total revenues, gross profit increased to 45.6% of total revenues for the first quarter of 2003 from 43.8% for the first quarter of 2002 due primarily to increased levels of higher margin site leasing gross profit.

Selling, general and administrative expenses decreased 9.5% to $8.5 million for the first quarter of 2003 from $9.4 million for the first quarter of 2002. The decrease in selling, general and administrative expenses primarily resulted from the reduction of offices, elimination of personnel and elimination of other infrastructure that had previously been necessary to support our prior level of new asset growth but is no longer required as a result of the restructurings previously discussed. We expect that selling, general and administrative expenses will decrease in the second quarter of 2003, as a result of the sale of towers to AAT and the elimination of approximately $.8 million of non-recurring professional/advisory fees incurred during the first quarter of 2003.

Depreciation, accretion and amortization remained fairly consistent at $25.6 million for the first quarter of 2003 as compared to $26.1 million for the first quarter of 2002.

Asset impairment charges were $.5 million for the first quarter of 2003 as compared to $16.4 million for the first quarter of 2002. The $16.4 million relates to the impairment of approximately 144 tower sites held and used in operations. The impairment of operational tower assets resulted primarily from our evaluation of the fair value of our operating tower portfolio through a discounted cash flow analysis. Towers determined to be impaired were primarily towers with no tenants and with little or no prospects for future lease-up. The $.5 million asset impairment charge in 2003 resulted from the write-off of asset retirement obligations capitalized to previously impaired tower assets in connection with the implementation of SFAS 143.

Restructuring and other charges were $1.0 million for the first quarter of 2003 as compared to $37.7 million for the first quarter of 2002. In February 2003, in response to the continued deterioration in expenditures by wireless service providers, particularly with respect to site development activities, we committed to a new plan of restructuring associated with further downsizing activities. The further restructuring activities related to the abandonment of new tower build work in progress, costs of employee separations and exit costs associated with the closing or downsizing of twelve offices. In February 2002, as a result of the deterioration of capital market conditions for wireless carriers, we reduced our capital expenditures for new tower development and acquisition activities, suspended any new investment for additional towers, reduced our workforce and closed or consolidated offices. Of the $37.7 million charge recorded during the first quarter of 2002, approximately $34.1 million related to the abandonment of new tower build and acquisition work in progress and related construction materials on approximately 695 sites. The remaining $3.6 million related primarily to the costs of employee separation for approximately 285 employees and exit costs associated with the closing and consolidation of approximately 20 offices.

Operating loss was $8.9 million for the first quarter 2003, as compared to an operating loss of $61.5 million for the first quarter of 2002. This decrease in operating loss primarily is a result of lower restructuring and other charges and asset impairment charges being recorded in the first quarter of 2003 as compared to the first quarter of 2002. During the first quarter of 2002, restructuring and other charges were $37.7 million as compared to $1.0 million in the first quarter of 2003. An asset impairment charge of $16.4 million was recorded in the first quarter of 2002 compared to $0.5 million during the first quarter of 2003.

Total other expenses increased to $23.7 million for the first quarter of 2003, as compared to $21.1 million for the first quarter of 2002, primarily as a result of increased borrowings. In addition, during 2002, interest expense was reduced as a result of our interest rate swap agreement that existed during most of 2002.

Effective January 1, 2003, we adopted a method of accounting for asset retirement obligations in accordance with SFAS 143. Under the new accounting principle, we recognize asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of our tower fixed assets. The cumulative effect of the change on prior years resulted in a charge to income of approximately $.5 million that is included in net loss for the three months ended March 31, 2003.

During 2002, we completed the transitional impairment test of goodwill required under SFAS 142, which was adopted effective January 1, 2002. As a result of completing the required transitional test, we recorded a charge retroactive to the adoption date for the cumulative effect of accounting change in the amount of $80.6 million representing the excess of the carrying value of reporting units as compared to estimated fair value. Of the total $80.6 million cumulative effect adjustment, which is included in the Statement of Operations for the three months ended March 31, 2002, $61.6 million related to the site development construction reporting segment and $19.0 million related to the site leasing reporting segment.

Net loss was $33.8 million for the first quarter of 2003 as compared to net loss of $163.8 million for the first quarter of 2002. The decrease in net loss in 2003 is primarily a result of the significant decreases in restructuring and other charges, the asset impairment charges and the cumulative effect of changes in accounting principle in the first quarter of 2003 as compared to the first quarter of 2002.

EBITDA is defined as operating loss plus depreciation, accretion and amortization, asset impairment charge, and non-cash compensation. Adjusted EBITDA is defined as EBITDA plus restructuring and other charges and other non-recurring expenses. The Company believes EBITDA and Adjusted EBITDA are useful measures of the current financial performance and liquidity of the business and is a concept used by our lenders to determine compliance with some of our debt instruments, particularly our senior credit facility. EBITDA and Adjusted EBITDA are not intended to be an alternative measure of operating income as determined in accordance with generally accepted accounting principles. EBITDA and Adjusted EBITDA for the three months ended March 31, 2003 and 2002 are calculated below:

	For the three months ended March 31,
	2003	2002
	(in thousands)
Operating loss	$(8,949)	$(61,520)
Plus:
Depreciation, accretion and amortization	25,605	26,053
Asset impairment charge	452	16,381
Non-cash compensation (included in selling, general and administrative)	269	652

EBITDA	$17,377	$(18,434)
Plus:
Restructuring and other charges	976	37,736
Other non-recurring expenses (included in selling, general and administrative)	805	—

Adjusted EBITDA	$19,158	$19,302

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation is a holding company with no business operations of its own. Our only significant asset is the outstanding capital stock of Telecommunications, which owns, directly or indirectly, the capital stock of our subsidiaries. We conduct all of our business operations through our subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries. Even if we decided to pay a dividend on or make a distribution of the capital stock of our subsidiaries, we cannot assure you that our subsidiaries will generate sufficient cash flow to pay a dividend. Our ability to pay cash or stock dividends is restricted under the terms of our senior credit facility (existing credit facility and new credit facility obtained subsequent to March 31, 2003) and the indentures related to our 10¼% senior notes and 12% senior discount notes.

As part of our plan to address our previously anticipated non-compliance with certain financial covenants under our senior credit facility commencing in 2003 and to reduce our significant level of indebtedness and the risks associated with such indebtedness, certain of our subsidiaries entered into a definitive agreement in March 2003, with AAT to sell 679 towers, or if AAT elects to purchase an additional 122 towers, an aggregate of 801 towers.

On May 9, 2003, we completed the first stage of the sale of 679 towers to AAT, by selling 631 towers to AAT in exchange for gross cash proceeds of approximately $145.0 million. The sale of the remaining 48 towers for gross cash proceeds of approximately $15.0 million is expected to occur on or before July 1, 2003. AAT also has the option to purchase an additional 122 towers for a purchase price of $43.0 million. This option is exercisable on or before June 1, 2003.

Additionally, on May 9, 2003, our wholly owned subsidiary, Telecommunications, closed on a new senior credit facility in the amount of $195.0 million. This new facility, with General Electric Capital Corporation and affiliates of Oak Hill Advisors, Inc., provides for $95.0 million in term loans and $100.0 million in revolving lines of credit, which may be borrowed, repaid and redrawn and which converts to a term loan no later than June 30, 2004. Amortization of amounts borrowed under this facility commence in 2004, at an annual rate of 10% in 2004 and 15% in each of 2005, 2006 and 2007. All remaining amounts are due and payable at maturity on December 31, 2007. Amounts borrowed under this facility accrue interest at LIBOR plus 400 basis points. Additional interest of 3.5% per annum also accrues but is not payable until maturity. The new facility is pre-payable at Telecommunications’ option. Amounts borrowed under the new facility are secured by a first lien on substantially all of Telecommunications’ assets. In addition, Telecommunications and each of its domestic subsidiaries have guaranteed the obligations of Telecommunications under the senior credit facility and have pledged substantially all of their respective assets to secure such guarantee.

We used the proceeds from the new credit facility, cash on hand and a portion of the proceeds from the AAT sale to repay the existing credit facility in full.

After giving effect to the sale of 679 towers to AAT and the refinancing of the existing senior credit facility as if both had occurred on March 31, 2003, we have approximately $136.0 million of cash and restricted cash. The new credit facility matures in December 2007 and contains financial covenants that are less restrictive and better reflect our current and anticipated financial results. Based on the current projections and available cash, we believe we have the ability to fund our operations and meet our obligations as they become due for the foreseeable future.

We believe that the AAT sale in conjunction with the refinancing of the senior credit facility eliminates the issues that gave rise to the “going concern” qualification from our auditors with respect to our 2002 consolidated financial statements. Furthermore, based on the successful sale and the successful refinancing, we now expect to have sufficient liquidity to achieve sustained positive free cash flow.

In addition to the AAT Transaction and the senior credit facility refinancing, in order to manage our significant levels of indebtedness and to ensure continued compliance with our financial covenants, we may explore from time to time a number of alternatives, including selling certain assets or lines of business, issuing equity, repurchasing, restructuring or refinancing or exchanging for equity some or all of our debt or pursuing other financial alternatives, and we may from time to time implement one or more of these alternatives. One or more of the alternatives may include the possibility of issuing additional shares of common stock or securities convertible into shares of common stock or converting our existing indebtedness into shares of common stock or securities convertible into shares of common stock, any of which would dilute our existing shareholders. We cannot assure you that any of these strategies can be consummated, or if consummated, would effectively address the risks associated with our significant level of indebtedness.

Net cash used in operations during the three months ended March 31, 2003, was $4.8 million as compared to $33.4 million in 2002. This decrease was primarily attributable to higher payments of accounts payable and accrued expenses during 2002. Net cash used in investing activities for the three months ended March 31, 2003 was $8.4 million compared to $46.1 million for the three months ended March 31, 2002. This decrease was primarily attributable to a significantly lower level of tower acquisitions and new build activity in 2003 versus 2002. Net cash provided by (used in) financing activities for the three months ended March 31, 2003 was a use of $(27.0) thousand compared to $97.9 million being provided for the three months ended March 31, 2002. The decrease in net cash provided by (used in) financing activities in 2003 was primarily due to borrowings of $98.0 million in the first three months of 2002 compared to no borrowings during the first three months of 2003.

Our cash capital expenditures for the three months ended March 31, 2003 were $6.1 million as compared to $29.6 million for the three months ended March 31, 2002. This decrease is a result of lower investment in new tower assets. We currently plan to make total cash capital expenditures during the remainder of 2003 of $5.0 million to $10.0 million. All of these planned capital expenditures are expected to be funded by cash on hand, proceeds from the AAT Transaction and cash flow from operations. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio and to complete pending build-to-suit obligations.

Our balance sheet reflected negative working capital of $(27.6) million and $(149.0) million as of March 31, 2003 and December 31, 2002, respectively. This change is primarily attributable to a reduction in the current portion of long-term debt during the three months ended March 31, 2003.

At March 31, 2003, we had $500.0 million outstanding on our 10¼% senior notes. The 10¼% senior notes mature February 1, 2009. Interest on these notes is payable February 1 and August 1 of each year. Additionally, at March 31, 2003, we had $269.0 million outstanding on our 12% senior discount notes. The 12% senior discount notes mature on March 1, 2008. The 12% senior discount notes accreted in value until March 1, 2003. Thereafter interest began to accrue and is payable on March 1 and September 1 of each year, commencing on September 1, 2003. Each of the 10¼% senior notes and the 12% senior discount notes are unsecured and are pari passu in right of payment with our other existing and future senior indebtedness. The 10¼% senior notes and the 12% senior discount notes place certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sale of assets, transactions with affiliates, sale and leaseback transactions, certain investments and our ability to merge or consolidate with other entities.

In June 2001, Telecommunications, our principal subsidiary, entered into a $300.0 million senior secured credit facility. This facility was amended in January 2002 and further amended in August 2002 and April 2003. The senior credit facility as amended in August 2002, provided for a $100.0 million term loan and a $200.0 million revolving loan, the availability of which was based on compliance with certain covenants. Borrowings under the senior credit facility accrued interest at the Euro dollar rate plus a margin or a base rate plus a margin, as defined in the credit agreement. At March 31, 2003, we had $100.0 million outstanding under the term loan of the senior credit facility at variable rates of 3.31% to 3.41% and we had $155.0 million outstanding under the revolving credit facility at variable rates of 3.27% to 3.66%. In addition, as of March 31, 2003, $14.5 million of letters of credit were issued and outstanding, under the senior credit facility. This facility was paid in full on May 9, 2003, with the proceeds from the new credit facility, cash on hand and proceeds from the AAT transaction.

The new senior credit facility, entered into subsequent to March 31, 2003, requires Telecommunications to maintain specified financial ratios, including ratios regarding its debt coverage, debt service, cash interest expense and fixed charges for each quarter. This new senior credit facility contains affirmative and negative covenants that, among other things, restricts our ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants. Our ability in the future to comply with the covenants and access the available funds under the senior credit facility in the future will depend on our future financial performance. Amounts borrowed under the new facility are secured by a first lien on substantially all of Telecommunications’ assets. In addition, we and each of our domestic subsidiaries have guaranteed the obligations of Telecommunications under the senior credit facility and each of us have pledged substantially all of our respective assets to secure such guarantee.

One of our goals is the attainment of sustained positive free cash flow. We are focused on maintaining sufficient liquidity until we reach our goal of sustained positive free cash flow. Based on our current estimates of wireless carrier activity, our successful closing on the AAT Transaction and our successful refinancing of our senior credit facility, we believe that we will have sufficient liquidity to achieve positive free cash flow. We believe that free cash flow is a meaningful measure to management and investors as it provides a useful indicator of our ability to execute our business strategy without reliance on additional financings.

We have on file with the Securities and Exchange Commission (“SEC”) shelf registration statements on Form S-4 registering up to a total of 8.0 million shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services at various locations in the United States. During the three months ended March 31, 2003, we did not issue any shares of Class A common stock under these registration statements. As of March 31, 2003, we had 4.4 million shares of Class A common stock remaining available under these shelf registration statements.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This standard requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. We adopted this standard effective January 1, 2003. As a result of our obligation to restore leaseholds to their original condition upon termination of ground leases underlying a majority of our towers and our estimate as to the probability of incurring these obligations, we recorded a cumulative effect adjustment of approximately $.5 million. The adoption of SFAS 143 resulted in an increase in tower fixed assets of approximately $.9 million and the recording of an asset retirement obligation liability of approximately $1.4 million as of the date of adoption. See Note 4 for further discussion.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 62, Amendment of SFAS No. 13 and Technical Corrections. SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. We adopted the provisions of SFAS 145 effective January 1, 2003. Pursuant to SFAS 145, our previously reported extraordinary items will be reclassified to operating expense.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and nullified EITF Issue No. 94–3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94–3 had recognized the liability at the commitment date to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value. We adopted the provisions of SFAS 146 effective January 1, 2003. The adoption of SFAS 146 did not have a material effect on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure-only provisions of SFAS No. 148 as of December 31, 2002. We will continue to account for stock-based compensation in accordance with APB No. 25. As such, adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies requirements for the recognition of guarantees at the onset of an arrangement. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for interim or annual financial statements after December 15, 2002. We implemented the disclosure requirements of FIN 45 as of December 31, 2002 and there was no impact on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to Consolidated Financial Statements in Item 8 of the Company’s Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission beginning on page F-10. Note that our preparation of this quarterly report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

Revenue from construction projects is recognized on the percentage-of-completion method of accounting, determined by the percentage of cost incurred to date compared to management’s estimated total anticipated cost for each contract. This method is used because we consider total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contracts nears completion. The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents expenses incurred and revenues recognized in excess of amounts billed. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.

Cost of site development consulting revenue and construction revenue include all material costs, salaries and labor costs, including payroll taxes, subcontract labor, vehicle expense and other costs directly or indirectly related to the projects. All costs related to site development consulting projects and construction projects are recognized as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined to be probable. Cost of site leasing revenue includes rent, maintenance (exclusive of employee related costs) and other tower expenses.

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

Asset classes and related estimated useful lives are as follows:

Towers and related components	2–15 years
Furniture, equipment and vehicles	2–7 years
Buildings and improvements	5–39 years

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

Restructuring Accruals

In establishing the accrual for the restructuring costs discussed in Note 10 to the consolidated financial statements, we made certain assumptions to estimate future severance costs and other exit costs. In addition, while performing impairment tests for certain long-term assets, assumptions were made as to the future cash flows associated with these assets. While we feel the assumptions were appropriate, there can be no assurance that actual costs will not differ from estimates used to establish the restructuring accrual. If actual results differ from the estimates, we may need to adjust, upward or downward, our restructuring accrual in the future.

Asset Retirement Obligations

Effective January 1, 2003, we adopted the provisions of SFAS 143. Under the new accounting principle, we recognize asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made and we accrete such liability through the obligation’s estimated settlement date. The associated asset retirement costs are capitalized as part of the carrying amount of the related tower fixed assets and depreciated over its estimated useful life.

Significant management estimates and assumptions are required in determining the scope and fair value of our obligations to restore leaseholds to their original condition upon termination of ground leases. In determining the scope and fair value of our obligations, assumptions were made with respect to the following: historical retirement experience as an indicator of future restoration probabilities, intent in renewing existing ground leases through lease termination dates, current and future value of estimated restoration costs, and the credit adjusted risk-free rate used to discount future obligations. While we feel the assumptions were appropriate, there can be no assurances that actual costs and the probability of incurring obligations will not differ from estimates. We will review these assumptions periodically and we may need to adjust them as necessary.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $147.8 million as of March 31, 2003, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our financial position and results of operations. The net deferred tax liability as of March 31, 2003 was $18.4 million.

Senior Note Disclosure Requirements

The indentures governing our 10 1/4% senior notes and our 12% senior discount notes require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries and the disclosure to be made of Tower Cash Flow, as defined in the indentures, for the most recent fiscal quarter and Adjusted Consolidated Cash Flow, as defined in the indentures, for the most recently completed four-quarter period. As of March 31, 2003 we had no unrestricted subsidiaries. Tower Cash Flow, as defined in the indentures, for the quarter ended March 31, 2003 was $19.3 million. Adjusted Consolidated Cash Flow for the twelve months ended March 31, 2003 was $79.8 million.

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

The following table presents the future principal payment obligations and interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of March 31, 2003:

	2003	2004	2005	2006	2007	Thereafter	Fair Value
	(in thousands)
Long-term debt:
Fixed rate (12.0%)	—	—	—	—	—	$500,000	$362,500
Fixed rate (10¼%)	—	—	—	—	—	$269,000	$209,820
Term loans, $100.0 million variable rates (3.31% to 3.41% at March 31, 2003).	$60,000	—	—	—	$40,000	—	$100,000

Revolving loan, variable rate (3.27% to 3.66% at March 31, 2003).	—	$19,500	$29,250	$29,250	$77,000	—	$155,000
Notes payable, variable rates (2.9% to 11.4% at March 31, 2003).	$66	$30	—	—	—	—	$96

As our existing term loans and revolving loans were paid in full subsequent to March 31, 2003, we have reflected that portion of the facility which will be paid from cash on hand and proceeds from the AAT Transaction as current, and that portion of the facility which will be replaced by the new facility as long term and amortization is reflected in accordance with the new facility.

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

These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our estimates regarding our liquidity, our ability to achieve sustained positive free cash flow and meet our obligations as they become due for the foreseeable future;

•	our expectations regarding the number of towers that will actually be sold in the AAT Transaction and the gross cash proceeds generated by such sale;

•	our belief that the AAT Transaction and the refinancing of our credit facility have elimintated the issues giving rise to the “going concern” qualification from our auditors with respect to our 2002 consolidated financial statements;

•	our expectations regarding the consummation of the closing of the second stage of the AAT Transaction on or before July 1, 2003 and the third stage of the AAT Transaction on or before October 1, 2003;

•	our estimates regarding the amount of the loss that will be recognized in the second quarter of 2003 in connection with the AAT Transaction;

•	our strategy to transition the primary focus of our business from site development services toward the site leasing business, and the consequent shift in our revenue stream from project driven revenues to recurring revenues;

•	anticipated trends in the site leasing industry, including the impact of the capital markets on carrier demand, and its effect on our site leasing revenues;

•	our expectation regarding continued growth in our leasing revenue and tower cash flow throughout 2003 and our expectation for tower cash flow margins to continue their sequential growth in the foreseeable future;

•	our estimate that we will not make any material change to our tower portfolio in 2003;

•	our intent to focus our tower ownership activities in the Eastern U.S.;

•	anticipated trends in the site development industry, including expectations regarding pricing competition and that carriers will continue to conserve capital during 2003 and the impact of these trends on our revenue, gross margin, and profits, the collectibility of our accounts receivable and the valuation of our long-lived assets;

•	our estimates regarding certain financial numbers, including our estimate of a decrease in selling, general and administrative expenses in the second quarter of 2003 and our estimate of the amount of capital expenditures, and funding sources, for the twelve months ending December 31, 2003;

•	our belief regarding the financial impact of certain accounting pronouncements; and

•	our estimate of non-cash compensation expense in each year from 2003 through 2006.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our inability to sufficiently increase our revenues and maintain or decrease expenses and cash capital expenditures sufficiently to permit us to achieve sustained positive free cash flow;

•	our expectation that we and AAT will satisfy all closing conditions for the sale of the remaining 48 towers, the decision by AAT Communications to elect to purchase the additional 122 towers and potential adjustments to the purchase price based on the aggregate tower cash flow of the towers sold;

•	the inability of our clients to access sufficient capital or their unwillingness to expend capital to fund network expansion or enhancements;

•	our ability to continue to comply with covenants and the terms of our senior credit facility and to access sufficient capital to fund our operations;

•	our ability to secure as many site leasing tenants as planned;

•	our ability to expand our site leasing business and maintain or expand our site development business;

•	our ability to complete construction of new towers on a timely and cost-efficient basis, including our ability to successfully address zoning issues, carrier design changes, changing local market conditions and the impact of adverse weather conditions;

•	our ability to retain current lessees on our towers;

•	our ability to realize economies of scale for our tower portfolio; and

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry.

We assume no responsibility for updating forward-looking statements in this quarterly report.

ITEM 4:	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14(c). Based on that evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer, acting as the principal financial officer, have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic

Securities and Exchange Commission filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation. Also, there were no significant deficiencies or material weaknesses identified and, therefore, no corrective actions were taken.

PART II—OTHER INFORMATION

ITEM 5.	OTHER MATTERS

The Company will hold its 2003 Annual Meeting of Shareholders on Thursday, September 11, 2003 at 10:00 a.m. The meeting will be held at the Company’s headquarters at 5900 Broken Sound Parkway NW, Boca Raton, Florida 33487.

The deadline for submission of shareholder proposals pursuant to Rule 14a-8 of the Securities Exchange Act of 1934 for inclusion in our proxy statement for the 2003 Annual Meeting of Shareholders is June 1, 2003. Additionally, SBA must receive notice of any shareholder proposal to be submitted at the 2003 Annual Meeting of Shareholders (but not required to be included in our proxy statement) by June 24, 2003, or such proposal will be considered untimely pursuant to Rule 14a-4 and 14a-5(e) under the Exchange Act and the persons named in the proxies solicited by management may exercise discretionary voting authority with respect to such proposal.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for Jeffrey A. Stoops.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for John F. Fiedor.

(b)  Reports on Form 8-K

The Company filed a report on Form 8-K on January 27, 2003. In the report, the Company reported under Item 5, that it reaffirmed total revenues and EBITDA guidance for the fiscal quarter ended December 31, 2002. Under Item 7, the Company included the related press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2003	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops Chief Executive Officer (Duly Authorized Officer)

May 15, 2003	/s/ John F. Fiedor
John F. Fiedor Chief Accounting Officer (acting as Principal Financial Officer)

CERTIFICATION

I, Jeffrey A. Stoops, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SBA Communications Corporation.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops Chief Executive Officer

CERTIFICATION

I, John F. Fiedor, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SBA Communications Corporation.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ John F. Fiedor
John F. Fiedor Chief Accounting Officer (acting as Principal Financial Officer)