Form 10-Q
period 2003-06-30
SBA COMMUNICATIONS CORP
filed 2003-08-14
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

Yes      X        No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,700,618 shares of Class A common stock and 5,455,595 shares of Class B common stock as of August 8, 2003.

SBA COMMUNICATIONS CORPORATION

ITEM 1:    UNAUDITED FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par values)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$22,040	$61,141
Restricted cash	23,010	—
Accounts receivable, net of allowances of $4,711 and $5,572 in 2003 and 2002, respectively	26,304	36,292
Costs and estimated earnings in excess of billings on uncompleted contracts	7,189	10,425
Prepaid and other current assets	5,111	5,324
Assets held for sale	42,708	203,274

Total current assets	126,362	316,456
Property and equipment, net	898,024	941,458
Deferred financing fees, net	24,664	24,517
Other assets	32,449	18,837
Intangible assets, net	3,019	3,647

Total assets	$1,084,518	$1,304,915

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,524	$16,810
Accrued expenses	13,968	15,081
Deferred revenue	11,619	11,056
Interest payable	31,476	22,919
Long-term debt, current portion	6,558	189,397
Billings in excess of costs and estimated earnings on uncompleted contracts	1,881	2,362
Other current liabilities	2,222	3,595
Liabilities held for sale	683	4,743

Total current liabilities	79,931	265,963

Long-term liabilities:
Long-term debt	888,130	834,885
Deferred tax liabilities, net	16,457	16,457
Other long-term liabilities	4,182	2,137

Total long-term liabilities	908,769	853,479

Commitments and contingencies (see Note 17)
Shareholders’ equity:
Common stock-Class A par value $.01 (200,000 shares authorized, 45,684 and 45,674 shares issued and outstanding in 2003 and 2002, respectively)	457	457
Common stock-Class B par value $.01 (8,100 shares authorized, 5,456 shares issued and outstanding)	55	55
Additional paid-in capital	673,454	672,946
Accumulated deficit	(578,148)	(487,985)

Total shareholders’ equity	95,818	185,473

Total liabilities and shareholders’ equity	$1,084,518	$1,304,915

The accompanying condensed notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Revenues:
Site leasing	$31,710	$28,232	$62,713	$55,066
Site development	18,665	35,373	39,339	66,776

Total revenues	50,375	63,605	102,052	121,842

Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	10,577	9,496	21,292	18,734
Cost of site development	16,927	28,562	35,621	53,241

Total cost of revenues	27,504	38,058	56,913	71,975

Gross profit	22,871	25,547	45,139	49,867
Operating expenses:
Selling, general and administrative	7,242	8,713	15,452	17,742
Restructuring and other charges	396	7,667	1,372	45,405
Asset impairment charges	10,265	13,418	10,717	29,798
Depreciation, accretion and amortization	20,720	20,021	42,406	41,980

Total operating expenses	38,623	49,819	69,947	134,925

Operating loss from continuing operations	(15,752)	(24,272)	(24,808)	(85,058)
Other income (expense):
Interest income	124	83	253	96
Interest expense	(22,513)	(13,432)	(39,643)	(26,649)
Non-cash interest expense	(723)	(7,184)	(5,800)	(14,097)
Amortization of debt issuance costs	(1,272)	(1,101)	(2,427)	(2,190)
Loss from write-off of deferred financing fees and extinguishment of debt	(4,842)	—	(4,842)	—
Other	(35)	(118)	9	(40)

Total other expense	(29,261)	(21,752)	(52,450)	(42,880)

Loss from continuing operations before provision for income taxes and cumulative effect of changes in accounting principles	(45,013)	(46,024)	(77,258)	(127,938)
Provision for income taxes	(435)	(479)	(935)	(1,033)

Loss from continuing operations before cumulative effect of changes in accounting principles	(45,448)	(46,503)	(78,193)	(128,971)
Loss from discontinued operations, net of income taxes	(10,960)	(833)	(11,425)	(1,596)

Loss before cumulative effect of changes in accounting principles	(56,408)	(47,336)	(89,618)	(130,567)
Cumulative effect of changes in accounting principles	—	—	(545)	(80,592)

Net loss	$(56,408)	$(47,336)	$(90,163)	$(211,159)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

	For the three months ended June 30		For the six months ended June 30,
	2003	2002	2003	2002
Basic and Diluted Loss Per Common Share Amounts:
Loss from continuing operations before cumulative effect of changes in accounting principles	$(0.89)	$(0.92)	$(1.53)	$(2.60)
Loss from discontinued operations	(0.21)	(0.02)	(0.22)	(0.03)
Cumulative effect of changes in accounting principles	—	—	(0.01)	(1.62)

Net loss per common share	$(1.10)	$(0.94)	$(1.76)	$(4.25)

Weighted average number of common shares	51,133	50,392	51,132	49,705

The accompanying condensed notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(unaudited)

(in thousands)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total
	Class A		Class B
	Number	Amount	Number	Amount
BALANCE, December 31, 2002	45,674	$457	5,456	$55	$672,946	$(487,985)	$185,473
Non-cash compensation	—	—	—	—	486	—	486
Common stock issued in connection with stock option plans	10	—	—	—	22	—	22
Net loss	—	—	—	—	—	(90,163)	(90,163)

BALANCE, June 30, 2003	45,684	$457	5,456	$55	$673,454	$(578,148)	$95,818

The accompanying condensed notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90,163)	$(211,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, accretion and amortization	42,406	41,980
Non-cash restructuring and other charges	649	42,551
Asset impairment charges	10,717	29,798
Non-cash items reported in discontinued operations (primarily depreciation, asset impairment charges and loss on sale of towers)	14,462	8,267
Non-cash compensation expense	486	1,112
Provision for doubtful accounts	1,325	1,220
Amortization of original issue discount and debt issuance costs	7,504	16,287
Interest converted to term loan	709	—
Write-off of deferred financing fees and extinguishment of debt	4,842	—
Amortization of deferred gain from termination of derivative	(331)	—
Cumulative effect of changes in accounting principles	545	80,592
Changes in operating assets and liabilities, net of effect of acquisitions:
Restricted cash	(3,010)	—
Accounts receivable	8,664	7,950
Costs and estimated earnings in excess of billings on uncompleted contracts	3,236	406
Prepaid and other current assets	(276)	(3,383)
Other assets	(13,888)	4,735
Accounts payable	(5,287)	(28,839)
Accrued expenses	(1,192)	(243)
Deferred revenue	433	666
Interest payable	8,557	706
Other liabilities	2,491	(85)
Billings in excess of costs and estimated earnings on uncompleted contracts	(481)	(1,947)

Total adjustments	82,561	201,773

Net cash used in operating activities	(7,602)	(9,386)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,090)	(53,354)
Acquisitions and related earn-outs	(2,530)	(17,627)
Proceeds from sale of towers	142,510	—
Restricted cash	(20,000)	—

Net cash provided by (used in) investing activities	110,890	(70,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase/option plans	22	212
Borrowings under senior credit facility	225,000	98,000
Repayment of senior credit facility and notes payable	(335,049)	(370)
Payment of financing fees	(7,587)	(65)
Repurchase of 12% senior discount notes	(24,775)	—

Net cash provided by (used in) financing activities	(142,389)	97,777

Net increase (decrease) in cash and cash equivalents	(39,101)	17,410
CASH AND CASH EQUIVALENTS:
Beginning of period	61,141	13,904

End of period	$22,040	$31,314

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$32,267	$27,459

Taxes	$1,164	$705

NON-CASH ACTIVITIES:
Assets acquired in connection with acquisitions	$—	$14,648

Liabilities assumed in connection with acquisitions	$—	$(9,000)

Common stock issued in connection with acquisitions	$—	$(5,648)

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

As discussed in further detail in Notes 2 and 3, certain of the Company’s subsidiaries entered into a definitive agreement in March 2003, with AAT Communications Corp. (“AAT”) to sell up to an aggregate of 801 towers. These 801 towers have been accounted for as discontinued operations along with 51 additional towers located in the western two-thirds of the U.S. that the Company has decided to sell. The accompanying unaudited condensed consolidated financial statements presented herein have been restated to report separately the assets, liabilities, results of operations and cash flows of these discontinued operations.

During the six months ended June 30, 2003 and 2002, the Company did not have any changes in its equity resulting from non-owner sources and, accordingly, comprehensive income (loss) was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

The Company has potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for all periods presented. There were 3.9 million and 2.4 million options outstanding at June 30, 2003 and 2002, respectively. During May 2003, the Company granted 1.5 million options at an exercise price of $2.10 per share.

2.    LIQUIDITY AND MANAGEMENT’S PLANS

As part of the Company’s plan to address it’s anticipated non-compliance with certain financial covenants under its prior senior credit facility and to reduce its significant level of indebtedness and the risks associated with such indebtedness, certain of the Company’s subsidiaries entered into a definitive agreement in March 2003 with AAT to sell up to an aggregate of 801 towers.

On May 9, 2003, the Company completed the first stage of the sale of towers to AAT, by selling 631 towers in exchange for gross cash proceeds of approximately $145.0 million. On July 1, 2003, the Company completed the second stage of the sale by closing on the sale of 98 towers in exchange for gross cash proceeds of approximately $36.5 million. The sale of the remaining 72 towers for gross cash proceeds of approximately $21.5 million, subject to certain potential adjustments associated with, among other things, the final tower cash flow reconciliation, is expected to occur on or before October 1, 2003. The carrying value of the remaining 170 towers closing subsequent to June 30, 2003, is approximately $41.8 million as of June 30, 2003. See Notes 3 and 19 for further discussion.

On May 9, 2003, SBA Telecommunications, Inc. (“Telecommunications”), a wholly-owned subsidiary of the Company, closed on a new senior secured credit facility in the amount of $195.0 million. This new facility, with General Electric Capital Corporation (“GECC”) and affiliates of Oak Hill Advisors, Inc., (“Affiliates of Oak Hill”) provides for $95.0 million in term loans and $100.0 million in revolving lines of credit. See Note 10 for further discussion.

On May 9, 2003, the Company used the proceeds from the new credit facility, cash on hand and a portion of the proceeds from the AAT sale to repay the prior credit facility in full.

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

3.    DISCONTINUED OPERATIONS

In March 2003 certain of the Company’s subsidiaries entered into a definitive agreement with AAT to sell up to an aggregate of 801 towers, which represented substantially all of the Company’s towers in the western two-thirds of the U.S. Gross proceeds from the sale are anticipated to be $203.0 million, subject to certain potential adjustments associated with, among other things, the final tower cash flow reconciliation. The AAT transaction is closing in stages, with the first and second closings having taken place on May 9, 2003 and July 1, 2003, respectively, and the final closings to occur on or before October 1, 2003. As a result of the sale of these towers, the Company has accounted for these 801 towers as discontinued operations. In addition, the Company has recognized a loss, net of taxes, of approximately $6.1 million in the second quarter of 2003 in connection with the first stage of the sale of 631 towers completed during the quarter. This loss is included in the loss from discontinued operations in the Statements of Operations for the three and six months ended June 30, 2003. A portion of the proceeds received in connection with the first closing is being held by an escrow agent pursuant to certain performance and indemnity obligation provisions of the agreement. See Note 6 for further discussion.

In consideration of the Company’s recent tower sale to AAT, the Company began evaluating the scope and operating plan with respect to an additional 51 owned towers that remained in the same western U.S. geographic market as the towers sold to AAT. This evaluation resulted in the Company’s decision to sell all tower operations in this geographic market. The Company has begun to market these towers for sale on its own and believes one or more transactions will be completed within one year. As a result of this decision, the Company has accounted for these 51 towers as discontinued operations. Additionally, an impairment charge of approximately $4.0 million was recorded related to these 51 towers. This charge was to write down the carrying value of these towers to fair value less estimated costs to sell. This charge is included in loss from discontinued operations in the Statements of Operations for the three and six months ended June 30, 2003.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company has classified the operating results of the 801 towers and 51 towers as discontinued operations in the accompanying Statements of Operations. In addition, the assets and liabilities of the remaining towers being sold to AAT, and the 51 towers held for sale as of June 30, 2003, have been reflected as assets held for sale and liabilities held for sale in the accompanying Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002. All prior periods have been reclassified to conform to the current year presentation. In connection with the year ended 2003 audit and the requirements of Form 10-K, the financial statements for the years ended 2002 and 2001 will be reaudited as a result of these prior period discontinued operations reclassifications.

A portion of the Company’s interest expense has been allocated to discontinued operations based upon the debt balance attributable to those operations. Interest expense allocated to discontinued operations was $0.2 million and $0.1 million for the three months ended June 30, 2003 and 2002, respectively, and $0.8 million and $0.1 million for the six months ended June 30, 2003 and 2002, respectively.

The discontinued operations affect only the Company’s site leasing segment. The following is a summary of the operating results of the discontinued operations:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(in thousands)
Revenues	$3,945	$6,003	$10,489	$11,709

Tower gross profit	$2,533	$3,788	$6,832	$7,492

Discontinued operations, net of taxes	$(4,872)	$(833)	$(5,337)	$(1,596)
Loss on disposal of discontinued operations, net of taxes	(6,088)	—	(6,088)	—

Loss from discontinued operations, net of taxes	$(10,960)	$(833)	$(11,425)	$(1,596)

The following is a summarized balance sheet presenting the carrying amounts of the major classes of assets and liabilities related to discontinued operations as of June 30, 2003 and December 31, 2002. The June 30, 2003 balance sheet includes the remaining 170 towers being sold to AAT, which had not yet closed as of June 30, 2003. The December 31, 2002 balance sheet includes all 801 towers included in the AAT sale as no towers had been sold as of that date. In addition, both periods include the additional 51 towers not included as part of the AAT transaction which are currently held for sale.

	As of June 30, 2003	As of December 31, 2002
	(in thousands)
Assets:
Prepaid and other current assets	$247	$1,092
Property and equipment, net	41,492	199,167
Other assets	969	3,015

Total assets held for sale	$42,708	$203,274

Liabilities:
Deferred revenue	$597	$2,612
Deferred tax liabilities, net	—	1,972
Other	86	159

Total liabilities held for sale	$683	$4,743

4.    RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). This standard requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The standard was adopted by the Company effective January 1, 2003. As a result of the Company’s obligation to restore leaseholds to their original condition upon termination of ground leases underlying a majority of the Company’s towers and the Company’s estimate as to the probability of incurring these obligations, the Company recorded a cumulative effect adjustment of approximately $0.5 million, which is reflected in the Statement of Operations for the six months ended June 30, 2003. The adoption of SFAS 143 resulted in an increase in tower fixed assets of approximately $0.9 million and the recording of an asset retirement obligation liability of approximately $1.4 million in the first quarter of 2003. See Notes 5 and 13 for further discussion.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 62, Amendment of SFAS No. 13 and Technical Corrections (“SFAS 145”). For the Company, SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. The Company adopted the provisions of SFAS 145 effective January 1, 2003. Pursuant to SFAS 145, the Company’s second quarter 2003 loss on extinguishment of debt and previously reported extraordinary items have been classified in results from continuing operations.

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

5.    CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

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

The Company has entered into ground leases for the land underlying the majority of the Company’s towers. A majority of these leases require the Company to restore leaseholds to their original condition upon termination of the ground lease. SFAS 143 requires that the net present value of future restoration obligations be recorded as a liability as of the date the legal obligation arises and this amount be capitalized to the related operating asset. At January 1, 2003, the effective date of adoption, the cumulative effect of the change on prior years resulted in a charge of approximately $0.5 million ($0.01 per share), which is included in net loss for the six months ended June 30, 2003. In addition, at the date of adoption, the Company recorded an increase in tower assets of approximately $0.9 million and recorded an asset retirement obligation liability of approximately $1.4 million. The asset retirement obligation of $1.4 million at June 30, 2003, is included in other long-term liabilities in the June 30, 2003 Consolidated Balance Sheet.

In determining the impact of SFAS 143, the Company considered the nature and scope of legal restoration obligation provisions contained in its third party ground leases, the Company’s history of tower asset dispositions and the related probabilities of incurring restoration obligations.

The following pro-forma summary presents the Company’s loss from continuing operations, net loss and related loss per share information as if the Company had been accounting for asset retirement obligations under SFAS 143 for the period presented:

	For the three months ended June 30, 2002	For the six months ended June 30, 2002
	(in thousands, except per share data)
Loss from continuing operations before cumulative effect of changes in accounting principles	$(46,550)	$(129,064)
Per share loss from continuing operations before cumulative effect of changes in accounting principles	$(0.92)	$(2.60)
Net loss	$(47,390)	$(211,265)
Per share net loss	$(0.94)	$(4.25)

The following summarizes the activity of the asset retirement obligation liability:

	For the six months ended June 30
	2003	2002
	(in thousands)
Asset retirement obligation at January 1	$—	$1,061
Liability recorded in transition	1,140	—
Accretion expense	54	46
Revision in estimates	202

Asset retirement obligation at June 30	$1,396	$1,107

b. SFAS 142

During 2002, the Company completed the transitional impairment test of goodwill required under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which was adopted effective January 1, 2002. As a result of completing the required transitional test, the Company recorded a charge retroactive to the adoption date for the cumulative effect of the accounting change in the amount of $80.6 million, representing the excess of the carrying value of reporting units as compared to their estimated fair value. Of the total $80.6 million cumulative effect adjustment, $61.6 million related to the site development construction reporting segment and $19.0 million related to the site leasing reporting segment. The $80.6 million cumulative effect adjustment is included in the Consolidated

Statement of Operations for the six months ended June 30, 2002. The Company currently does not have any remaining goodwill or other intangible assets subject to SFAS 142.

6.    RESTRICTED CASH

Restricted cash at June 30, 2003 consists of $33.2 million. This balance includes $13.2 million of cash pledged as collateral to secure certain indemnification obligations of the Company and certain of its affiliates related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business. Approximately $10.2 million of the collateral relates to tower removal obligations, is long-term in nature, and is included in other assets in the June 30, 2003 Consolidated Balance Sheet. Approximately $3.0 million of the collateral relates to payment and performance bonds which are shorter term in nature and are included in restricted cash and reflected as a current asset. The remaining $20.0 million of restricted cash relates to funds being held by an escrow agent in connection with the AAT transaction and relate to certain performance and indemnity obligations. These funds are classified as current as they are expected to be released to the Company during the next twelve months.

7.    COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of June 30, 2003	As of December 31, 2002
	(in thousands)
Costs incurred on uncompleted contracts	$48,015	$74,506
Estimated earnings	5,473	17,148
Billings to date	(48,180)	(83,591)

	$5,308	$8,063

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	As of June 30, 2003	As of December 31, 2002
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$7,189	$10,425
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,881)	(2,362)

	$5,308	$8,063

8.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of June 30, 2003	As of December 31, 2002
	(in thousands)
Towers and related components	$1,055,386	$1,058,263
Construction in process	1,534	5,288
Furniture, equipment and vehicles	40,200	41,403
Buildings and improvements	2,658	2,689
Land	13,733	13,811

	1,113,511	1,121,454
Less: Accumulated depreciation and amortization	(215,487)	(179,996)

Property and equipment, net	$898,024	$941,458

Construction in process primarily represents costs incurred related to towers that are under development and will be used in the Company’s operations (see Note 12).

Depreciation expense was $20.5 million and $19.8 million for the three months ended June 30, 2003 and 2002, respectively, and $41.7 million and $41.6 million for the six months ended June 30, 2003 and 2002, respectively.

9.    ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of June 30, 2003	As of December 31, 2002
	(in thousands )
Salaries and benefits	$1,323	$1,791
Real estate and property taxes	6,705	5,289
Restructuring and other charges	1,143	2,181
Insurance	1,409	3,738
Other	3,388	2,082

	$13,968	$15,081

10.    CURRENT AND LONG-TERM DEBT

	As of June 30, 2003	As of December 31, 2002
	(in thousands)
10¼% senior notes, unsecured, interest payable semi-annually, balloon principal payment of $500,000 due at maturity on February 1, 2009, including deferred gain related to termination of derivative of $4,905 and $5,236 at June 30, 2003, and December 31, 2002, respectively.	$504,905	$505,236

12% senior discount notes, net of unamortized original issue discount of $5,077 at December 31, 2002, unsecured, cash interest payable semi-annually in arrears beginning September 1, 2003, balloon principal payment of $244,000 due at maturity on March 1, 2008.	244,000	263,923

Senior secured credit facility loans, interest at varying cash rates (5.10% to 5.32% at June 30, 2003). Additional interest accrues at 3.5% and is payable at maturity.	145,709	—

Senior secured credit facility loans. This facility was paid in full May 9, 2003.	—	255,000

Notes payable, interest at varying rates (2.9% to 11.4% at June 30, 2003).	74	123

	894,688	1,024,282
Less: current maturities	(6,558)	(189,397)

Long-term debt	$888,130	$834,885

On May 9, 2003, Telecommunications closed a new senior credit facility in the amount of $195.0 million from GECC and Affiliates of Oak Hill. The new facility consisted at origination of $95.0 million of term loans and a $100.0 million revolving line of credit, which may be borrowed, repaid and redrawn and which converts to a term loan no later than June 30, 2004. Amortization of amounts borrowed under this facility commences in 2004, at an annual rate of 10% in 2004 and 15% in each of 2005, 2006 and 2007. All remaining amounts are due and payable at maturity on December 31, 2007. Amounts borrowed under this facility accrue interest at LIBOR plus 400 basis points. Additional interest of 3.5% per annum also accrues but is not payable until maturity. This 3.5% interest converts into a term loan at the end of each quarter ($0.7 million was converted at June 30, 2003). The new facility is pre-payable at Telecommunications’ option. Amounts borrowed under the new facility are secured by a first lien on substantially all of Telecommunications’ assets. In addition, each of Telecommunications’ domestic subsidiaries has guaranteed the obligations of Telecommunications under the senior credit facility and has pledged substantially all of their respective assets to secure such guarantee, and the Company has pledged substantially all of its assets to secure Telecommunications’ obligations under the senior credit facility.

On May 9, 2003, Telecommunications used the proceeds from the new facility, cash on hand and a portion of the proceeds from the closing of Telecommunications’ sale of towers to AAT to repay the prior credit facility in full. As a result of this prepayment, Telecommunications has written off deferred financing fees associated with this facility of approximately $4.4 million during the second quarter of 2003. Additionally, Telecommunications has recorded deferred financing fees of approximately $7.6 million associated with the new credit facility.

In the second quarter of 2003, the Company repurchased a portion of its 12% senior discount notes in open market transactions. The Company repurchased $25.0 million of principal amount for $24.8 million plus accrued interest in cash. These repurchases resulted in a loss of approximately $0.4 million which is included in loss from write-off of deferred financing fees and extinguishment of debt on the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2003. See Note 19 for further discussion.

11.      SHAREHOLDERS’ EQUITY

From time to time, restricted shares of Class A common stock or options to purchase Class A common stock have been granted under the Company’s equity participation plans at prices below market value at the time of grant. As a result, the Company expects to record approximately $0.8 million of non-cash compensation expense in 2003 and $0.5 million in non-cash compensation expense in each year from 2004 through 2006. Additionally, in 2002, the Company entered into bonus agreements with certain executives and employees to issue shares of the Company’s Class A common stock in lieu of cash payments. The Company recorded approximately $0.5 million and $1.1 million of non-cash compensation expense in the six months ended June 30, 2003 and 2002, respectively.

12.    RESTRUCTURING AND OTHER CHARGES

In February 2002, as a result of the continuing deterioration of capital market conditions for wireless carriers, the Company announced that it was reducing its capital expenditures for new tower development and acquisition activities, suspending any material new investment for additional towers, reducing its workforce and closing or consolidating offices. Under then current capital market conditions, the Company did not anticipate building or buying a material number of new towers beyond those it was contractually obligated to build or buy, thereby resulting in the abandonment of a majority of its new tower build and acquisition work in process during 2002. In connection with this restructuring, a portion of the Company’s workforce has been reduced and certain offices were closed, substantially all of which were primarily dedicated to new tower development activities. As a result of the implementation of its plans, the Company recorded a restructuring charge of $37.7 million and $7.7 million in the first and second quarters of 2002, respectively, in accordance with SFAS 144, and Emerging Issues Task Force 94-3, Liability Recognition for Certain Employee Termination Benefits And Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring.

Of the $45.4 million charge recorded during the six months ended June 30, 2002, approximately $39.1 million related to the abandonment of new tower build and acquisition work in process and related construction materials on approximately 758 sites. The remaining $6.3 million related primarily to the costs of employee separation for approximately 420 employees and exit costs associated with the closing and consolidation of approximately 32 offices. The accrual of approximately $1.0 million outstanding at June 30, 2003, with respect to the above plan relates primarily to remaining obligations through the year 2012 associated with offices exited or downsized as part of this plan.

The following summarizes the activity related to the 2002 restructuring plan for the six months ended June 30, 2003:

	Accrued as of January 1, 2003	Restructuring Charges (Reductions)	Adjustments			Payments Related to January 1, 2003 Accrual	Accrual as of June 30, 2003
			Cash		Non-Cash
	(in thousands)
Abandonment of new tower build work in process	$—	$44	$		$(44)	$—	$—
Employee separation and exit costs	1,706	$(53)		(38)	91	(664)	1,042

	$1,706	$(9)		$(38)	$47	$(664)	$1,042

In February 2003, in response to the continued deterioration in expenditures by wireless service providers, particularly with respect to site development activities, the Company committed to a new plan of restructuring associated with further downsizing activities, including reduction in workforce and closing or consolidation of offices. As a result of the implementation of its plans, the Company recorded a restructuring charge of $1.4 million during the six months ended June 30, 2003 in accordance with SFAS 146. Of the $1.4 million charge recorded during the six months ended June 30, 2003, approximately $0.5 million related to the abandonment of new tower build work in process (all costs incurred to date). The remaining $0.9 million related primarily to the costs of employee separation for approximately 110 employees and exit costs associated with the closing and consolidation of approximately twelve offices. In connection with employee separation costs, the Company paid approximately $0.4 million in one-time termination benefits. Of the $1.4 million in expense recorded during the six months ended June 30, 2003, $1.2 million pertains to the Company’s site development segment and $0.2 million pertains to the Company’s site leasing segment and approximately $1.2 million and $0.2 million of this charge was recorded during the first and second quarters, respectively.

A summary of the activity related to the 2003 restructuring plan for the six months ended June 30, 2003, is as follows:

	Accrued as of January 1, 2003	Restructuring Charges (Reductions)	Adjustments		Payments Related to January 1, 2003 Accrual	Accrual as of June 30, 2003
			Cash	Non-Cash
	(in thousands)
Abandonment of new tower build work in process	$—	$459	$—	$(459)	$—	$—
Employee separation and exit costs	—	922	(684)	(137)	—	101

	$—	$1,381	$(684)	$(596)	$—	$101

The Statement of Operations for the six months ending June 30, 2003 includes restructuring and other charges in the amount of approximately $1.4 million. This $1.4 million charge is recorded in connection with the 2003 restructuring plan. Revisions to the 2002 restructuring plan estimates during the first six months of 2003 were immaterial. Approximately $0.1 million related to the 2003 restructuring plan remains in accrued liabilities at June 30, 2003, primarily representing future lease obligations related to closed offices.

13.    ASSET IMPAIRMENT CHARGES

In accordance with the provisions of SFAS 144, the Company routinely assesses whether impairment is present that might indicate that the carrying amount of long-lived assets may not be recoverable. During the second quarter 2003, the Company modified its tower lease-up assumptions for certain tower assets. The changes to the future cash flow expectations and the resulting change in the fair value of these towers, as determined using a discounted cash flow analysis, resulted in an impairment charge of $10.3 million during the second quarter of 2003 related to approximately 40 operating towers. This amount is included in asset impairment charges in both the three and six months ended June 30, 2003, Consolidated Statements of Operations.

During the first quarter of 2003, tower assets previously impaired in 2002 were evaluated under the provisions of recently adopted SFAS 143 as to the existence of asset retirement obligations. In connection with the adoption of SFAS 143, effective January 1, 2003, approximately $0.5 million of additional tower costs were capitalized to the previously impaired assets effective January 1, 2003. The recoverability of the capitalized tower costs were evaluated in accordance with the provisions of SFAS 144 and determined to be impaired.

During the first and second quarters of 2002, the Company recorded goodwill totaling approximately $13.4 million resulting from the achievement of certain earn-out obligations under various construction acquisition agreements entered into prior to July 1, 2001. In accordance with SFAS 142, goodwill is subject to an impairment assessment at least annually, or at any time that indicators of impairment are present. The Company determined that as of June 30, 2002, indicators of impairment were present, thereby requiring an impairment analysis be completed. The indicators of impairment during the quarter ended June 30, 2002, giving rise to this analysis included significant deterioration of overall Company value, continued negative trends with respect to carrier capital expenditure plans and related demand for wireless construction services, and perceived reduction in value of similar site development construction services businesses. As a result of this analysis, using a discounted cash flow valuation method for estimating fair value, $13.4 million of goodwill within the site development construction reporting segment was determined to be impaired as of June 30, 2002. The $13.4 million goodwill impairment charge is included within asset impairment charges in the three and six months ended June 30, 2002 Consolidated Statements of Operations.

In the first quarter of 2002, certain tower sites held and used in operations were considered to be impaired. Towers determined to be impaired were primarily towers with no tenants and little or no prospects for future lease-up. An asset impairment charge of approximately $16.4 million was recorded during the first quarter of 2002.

14.    STOCK BASED COMPENSATION

In December 2002, the FASB issued SFAS 148. The Company has elected to continue to account for its stock-based employee compensation plans under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The following disclosures are provided in accordance with SFAS 148.

Except for the amount of non-cash compensation recognized ($0.5 million and $1.1 million during the six months ended June 30, 2003 and 2002, respectively), no other stock-based employee compensation cost is reflected in net income, as all other options granted under the Company’s stock-based employee compensation plan had an exercise price equal to, or above, the market value of the underlying common stock on the date of grant.

The Black-Scholes option-pricing model was used with the following assumptions:

	Six months ended June 30,
	2003	2002
Risk free interest rate	4.5%	10%
Dividend yield	0%	0%
Expected volatility	90%	99%
Expected lives	4 years	4 years

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation:

	Six months ended June 30,
	2003	2002
	(in thousands, except per share data)
Net loss, as reported	$(90,163)	$(211,159)
Add: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,227)	(3,639)

Pro forma net loss	$(93,390)	$(214,798)

Loss per share:
Basic and diluted—as reported	$(1.76)	$(4.25)
Basic and diluted—pro forma	$(1.83)	$(4.32)

The effect of applying SFAS 123 in the pro-forma disclosure is not necessarily indicative of future results.

15.    INCOME TAXES

The components of the provision for income taxes are as follows:

	Six months ended June 30,
	2003	2002
	(in thousands)
Federal income tax	$26,453	$70,900
State income tax	(935)	(1,033)
Change in valuation allowance	(26,453)	(70,900)

	$(935)	$(1,033)

The Company has taxable losses in the six months ended June 30, 2003 and 2002, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more likely than not” that the Company will generate sufficient taxable income in future periods to recognize the assets.

16.    DERIVATIVE FINANCIAL INSTRUMENT

The Company previously had an interest rate swap agreement to manage its exposure to interest rate movements by effectively converting a portion of its fixed rate debt to variable rates. The swap qualified as a fair value hedge. In October 2002, the swap was terminated and the counter-party paid the Company $6.2 million, which represented the fair value of the swap plus $0.8 million in accrued interest. The remaining swap value was deferred and is being recognized as a reduction to interest expense over the remaining term of the original swap using the effective interest method. Amortization of the deferred gain during the three and six months ended June 30, 2003 was approximately $0.2 million and $0.3 million, respectively. The remaining deferred gain balance at June 30, 2003 and December 31, 2002, was $4.9 million and $5.2 million, respectively, and is included in long-term debt in the Consolidated Balance Sheets.

17.    COMMITMENTS AND CONTINGENCIES

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

The Company sometimes agrees to pay additional consideration if the towers or businesses that are acquired meet or exceed certain earnings or new tower targets in the 1-3 years after they have been acquired. As of June 30, 2003, the Company had an obligation to pay up to an additional $1.5 million in consideration if new tower targets related to previous acquisition agreements within the Company’s site leasing segment are met. At the Company’s option, a majority of the additional consideration may be paid in cash or Class A common stock. The Company records such obligations when it becomes probable that the earnings targets will be met. As of December 31, 2002, certain earnings targets associated with an acquisition within the site development construction segment were achieved, and therefore, the Company accrued approximately $2.0 million within other current liabilities on the Consolidated Balance Sheet. This amount was paid in cash in February 2003.

18.    SEGMENT DATA

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

	Site Leasing	Site Development Consulting	Site Development Construction	Amounts Not Identified by Segment	Total
	(in thousands)
Three months ended
June 30, 2003
Revenues	$31,710	$3,763	$14,902	$—	$50,375
Cost of revenues	10,577	3,389	13,538	—	27,504
Gross profit	21,133	374	1,364	—	22,871
Capital expenditures, acquisitions and related earn-outs	3,008	32	137	7	3,184

Three months ended
June 30, 2002
Revenues	$28,232	$8,278	$27,095	$—	$63,605
Cost of revenues	9,496	6,031	22,531	—	38,058
Gross profit	18,736	2,247	4,564	—	25,547
Capital expenditures, acquisitions and related earn-outs	24,496	45	19	326	24,886

Six months ended
June 30, 2003
Revenues	$62,713	$8,422	$30,917	$—	$102,052
Cost of revenues	21,292	7,356	28,265	—	56,913
Gross profit	41,421	1,066	2,652	—	45,139
Capital expenditures, acquisitions and related earn-outs	9,001	109	2,400	110	11,620

	Site Leasing	Site Development Consulting	Site Development Construction	Amounts Not Identified by Segment	Total
	(in thousands)
Six months ended
June 30, 2002
Revenues	$55,066	$15,315	$51,461	$—	$121,842
Cost of revenues	18,734	11,451	41,790	—	71,975
Gross profit	36,332	3,864	9,671	—	49,867
Capital expenditures, acquisitions and related earn-outs	61,935	196	5,140	9,358	76,629
Assets
As of June 30, 2003	$961,830	$10,634	$39,766	$72,288	$1,084,518
As of December 31, 2002	959,224	13,293	54,900	277,498	1,304,915

The Company has customer concentrations with respect to revenues in each of our reporting segments. For each of our segments, the following customers represented over 10% of revenues from the respective segment during the six months ended June 30, 2003.

Site Leasing		Site Development Consulting		Site Development Construction
Company E	16.7%	Company A	32.7%	Company A	45.0%
Company B	10.8%	Company B	20.1%
		Company C	12.8%
		Company D	12.7%

19.    SUBSEQUENT EVENTS

On July 1, 2003, the Company completed the second stage of the sale of towers to AAT by selling 98 towers in exchange for gross cash proceeds of approximately $36.5 million, resulting in a gain on disposal of approximately $11.5 million. The carrying value of these towers was approximately $24.5 million as of June 30, 2003.

Subsequent to June 30, 2003, the Company repurchased an additional $20.0 million of its 12% senior discount notes in open market transactions. The Company paid $20.4 million plus accrued interest in cash and recognized a loss of $0.9 million related to the early retirement of these notes.

In July 2003, in response to the Company’s continued restructuring of the services side of its business to address changing market demand and the Company’s decision to rely on a greater percentage of subcontractor labor, the Company committed to a new plan of restructuring associated with further downsizing activities. The Company anticipates closing an additional three offices and eliminating the positions of approximately 20 employees during the third quarter of 2003, substantially all related to the Company’s site development operations. The Company anticipates incurring a restructuring charge related to these costs of up to $1.5 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

We are a leading independent owner and operator of over 3,000 wireless communications towers in the continental United States, Puerto Rico and the U.S. Virgin Islands. We generate revenues from our two primary businesses, site leasing and site development. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own or manage for or lease from others. The towers that we own have been constructed by us at the request of a carrier, built or constructed based on our own initiative or acquired. In our site development business, we offer wireless service providers assistance in developing and maintaining their own wireless service networks.

We intend to continue to shift our revenue stream from project driven revenues to recurring revenues through the leasing of antenna space at, or on, communication towers. We intend to emphasize our site leasing business through the leasing and management of tower sites. Subsequent to the completion of the AAT transaction, we intend on focusing our leasing activities in the eastern third of the United States where substantially all of our remaining towers will be located.

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

Cost of site leasing revenue primarily consists of:

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

Our same tower revenue growth was 10% and our same tower cash flow growth was 11% on the 3,037 towers we owned as of June 30, 2002.

As a result of closings to date on the AAT transaction, we have reduced our tower portfolio by 729 towers. The first closing consisted of 631 towers and occurred on May 9, 2003. The second closing consisted of 98 towers and occurred on July 1, 2003. Pursuant to the agreement with AAT, we will further reduce our tower portfolio by an expected 72 towers on or before October 1, 2003. During the second quarter of 2003, to further improve efficiencies in our portfolio, we decided to sell the 51 towers remaining in the western U.S geographic markets, which were not part of the AAT transaction. We do not anticipate making any other material changes to our tower portfolio in 2003.

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

Our site development revenues and profit margins decreased significantly during 2002 and the first six months of 2003. This decrease was primarily attributable to a combination of a decline in activity by wireless carriers and competition for our site development construction services, which adversely affected our volume of activity and our pricing levels. In July 2003, we were awarded a network development contract from Sprint Spectrum L.P., which we estimate will produce $70.0 to $90.0 million in site development revenue over the next 24 months.

2003 Developments

In February 2003, in response to the continued deterioration in expenditures by wireless service providers, particularly with respect to site development activities, we committed to a new plan of restructuring associated with further downsizing activities, including reduction in workforce and closing or consolidation of offices. We closed or downsized an additional 12 offices and eliminated the positions of approximately 110 employees during the first two quarters of 2003, substantially all related to our site development operations. We incurred a restructuring charge of approximately $0.4 million and $1.4 million during the three and six months ended June 30, 2003, respectively.

In March 2003 certain of our subsidiaries entered into a definitive agreement with AAT to sell an aggregate of 801 towers, which represent substantially all of our towers in the western two-thirds of the U.S. Gross proceeds from the sale are anticipated to be $203.0 million subject to adjustment in certain circumstances. The first stage of the closings took place on May 9, 2003. We closed on the sale of 631 towers to AAT in exchange for gross cash proceeds of approximately $145.0 million. We recognized a loss of approximately $6.1 million in the second quarter of 2003 in connection with the first stage of the tower closings. The second stage of the closings took place on July 1, 2003. We closed on the sale of 98 towers in exchange for gross cash proceeds of approximately $36.5 million. Remaining closings will continue and are expected to be completed on or before October 1, 2003. The sale of the remaining 72 towers for gross cash proceeds of approximately $21.5 million, subject to certain potential adjustments associated with, among other things, the final tower cash flow reconciliation, is expected to occur on or before October 1, 2003. The carrying value of the remaining 170 towers closing subsequent to June 30, 2003, is approximately $41.8 million as of June 30, 2003.

Upon consummation of the complete AAT transaction pro-forma as of June 30, 2003, we will own 3,073 towers, substantially all of which will be in the eastern third of the United States. This amount will decrease to 3,022 after we sell the 51 towers located in the western U.S. that were not part of the AAT transaction and that are currently held for sale.

On May 9, 2003, our wholly owned subsidiary, Telecommunications closed on a new senior credit facility in the amount of $195.0 million from General Electric Capital Corporation (“GECC”) and affiliates of Oak Hill Advisors, Inc. (“Affiliates of Oak Hill”). The new facility originally consisted of $95.0 million of term loans and a $100.0 million revolving line of credit. Telecommunications has recorded deferred financing fees of approximately $7.6 million associated with this new credit facility.

On May 9, 2003, Telecommunications used the proceeds from the new credit facility, cash on hand and a portion of the proceeds from the first closing of our sale of towers to AAT to repay the old credit facility in full, consisting of

$255.0 million outstanding. As a result of this prepayment, Telecommunications has written off deferred financing fees associated with this facility of approximately $4.4 million during the second quarter of 2003.

Subsequent to June 30, 2003, we repurchased $20.0 million of our 12% senior discount notes in open market transactions. We paid $20.4 million plus accrued interest in cash and recognized a loss of $0.9 million related to these debt repurchases.

In July 2003, in response to our continued restructuring of the services side of our business to address changing market demand and our decision to rely on a greater percentage of subcontractor labor, we committed to a new plan of restructuring associated with further downsizing activities. We anticipate closing an additional three offices and eliminating the positions of approximately 20 employees during the third quarter of 2003, substantially all related to our site development operations. We anticipate incurring a restructuring charge related to these costs of up to $1.5 million.

In July 2003, we were awarded a network development contract from Sprint Spectrum L.P. We estimate that this contract will generate $70.0 to $90.0 million in site development revenue over the next 24 months.

RESULTS OF OPERATIONS

As we continue to shift our revenue mix more towards site leasing, operating results in prior periods may not be meaningful predictors of future results. You should be aware of the dramatic changes in the nature and scope of our business when reviewing the ensuing discussion of comparative historical results. As a result of the March 2003 agreement with AAT to sell 801 towers, these 801 towers have been accounted for as discontinued operations in accordance with generally accepted accounting principles. Additionally, the 51 towers located in the western two-thirds of the U.S. that the Company has decided to sell have also been accounted for as discontinued operations in accordance with generally accepted accounting principles. All discussion related to the Consolidated Statements of Operations for the periods discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been adjusted to reflect these towers as discontinued operations.

Second Quarter 2003 Compared to the Second Quarter 2002

Total revenues decreased 20.8% to $50.4 million for the second quarter of 2003 from $63.6 million for the second quarter of 2002, due to a decrease in site development revenue. Site leasing revenues increased 12.3% to $31.7 million for the second quarter of 2003, from $28.2 million for the second quarter of 2002, due primarily to the increased amount of equipment added to our towers. Total site development revenue decreased 47.2% to $18.7 million in the second quarter of 2003 from $35.4 million in the second quarter of 2002 due to decreases in both site development construction and site development consulting revenue. Site development construction revenues decreased 45.0% to $14.9 million for the second quarter of 2003 from $27.1 million for the second quarter of 2002, due primarily to the substantial decline in activity by wireless carriers, which adversely affected our volume of activity and our pricing levels. Site development consulting revenues decreased 54.5% to $3.8 million for the second quarter of 2003 from $8.3 million for the second quarter of 2002, which is also due to the continued weak environment for wireless carrier capital expenditures.

Total cost of revenues decreased 27.7% to $27.5 million for the second quarter of 2003 from $38.1 million for the second quarter of 2002. Site leasing cost of revenues increased 11.4% to $10.6 million for the second quarter of 2003 from $9.5 million for the second quarter of 2002, due primarily to increased repairs and maintenance as well as increases in property taxes. Site development cost of revenues decreased 40.7% to $16.9 million for the second quarter of 2003 from $28.6 million in the second quarter of 2002 resulting from a decrease in both cost of site development construction revenue and cost of site development consulting revenue. Site development construction cost of revenues decreased 39.9% to $13.5 million for the second quarter of 2003 from $22.6 million in the second quarter of 2002 due primarily to lower levels of activity. Site development consulting cost of revenues decreased 43.8% to $3.4 million for the second quarter of 2003 from $6.0 million for the second quarter of 2002 due primarily to lower levels of activity.

Gross profit decreased 10.5% to $22.9 million for the second quarter of 2003 from $25.5 million for the second quarter of 2002, due to decreased site development gross profit offset by an increase in site leasing gross profit. Gross profit for the site leasing business increased 12.8% to $21.1 million in the second quarter of 2003 from $18.7 million in the second quarter of 2002. The increased gross profit was due to the increase in the revenue per tower in the 2003 period. The gross profit margin on site leasing remained fairly consistent at 66.6% during the second quarter of 2003 and 66.4% during the second quarter of 2002. Gross profit from site development decreased 74.5% to $1.7 million in the second quarter of 2003 from $6.8 million in the second quarter of 2002 due to lower revenue resulting from lower volumes and lower pricing without a commensurate reduction in cost. Gross profit margin on site development construction decreased to 9.2% for the second quarter of 2003 from 16.8% for the second quarter of 2002 resulting from lower pricing due to increased competition and the reduction in construction services volume. Gross profit margin on site development consulting decreased to 9.9% for the second quarter of 2003 from 27.1% for the second quarter of 2002, reflecting different stages of project completions and lower pricing for our services due to increased competition. As a percentage of total revenues, gross profit increased to 45.4% of total revenues for the second quarter of 2003 from 40.2% for the second quarter of 2002 due primarily to site leasing revenue comprising a higher percentage of total revenue.

Selling, general and administrative expenses decreased 16.9% to $7.2 million for the second quarter of 2003 from $8.7 million for the second quarter of 2002. The decrease in selling, general and administrative expenses primarily resulted from the reduction of offices, elimination of personnel and elimination of other infrastructure.

Depreciation, accretion and amortization remained relatively flat at $20.7 million for the second quarter of 2003 and $20.0 million for the second quarter of 2002.

Asset impairment charges were $10.3 million for the second quarter of 2003 as compared to $13.4 million for the second quarter of 2002. The $10.3 million primarily relates to the impairment of approximately 40 operating towers held and used in operations. The impairment of operational tower assets resulted primarily from our evaluation of the fair value of our operating tower portfolio through a discounted cash flow analysis. Towers determined to be impaired were primarily towers with no tenants and with little or no prospects for future lease-up. The $13.4 million relates to goodwill that was recorded during the first six months of 2002, which was determined to be impaired as of June 30, 2002. This determination was made based upon an impairment analysis performed in accordance with SFAS 142.

Restructuring and other charges were $0.4 million for the second quarter of 2003 as compared to $7.7 million for the second quarter of 2002. In February 2003, in response to the continued deterioration in expenditures by wireless service providers, particularly with respect to site development activities, we committed to a new plan of restructuring associated with further downsizing activities, including a reduction in workforce and closing or consolidation of offices. In February 2002, as a result of the deterioration of capital market conditions for wireless carriers, we reduced our capital expenditures for new tower development and acquisition activities, suspended any new investment for additional towers, reduced our workforce and closed or consolidated offices. Of the $7.7 million charge recorded during the second quarter of 2002, approximately $5.1 related to the abandonment of new tower build and acquisition work in process and related construction materials on approximately 61 sites. The remaining $2.6 million related primarily to the cost of additional employee separations for approximately 135 employees and exit costs associated with the closing and consolidation of approximately 12 offices.

Operating loss from continuing operations was $(15.8) million for the second quarter 2003, as compared to an operating loss from continuing operations of $(24.3) million for the second quarter of 2002. This decrease in operating loss from continuing operations primarily is a result of lower restructuring and other charges being recorded in the second quarter of 2003 as compared to the second quarter of 2002.

Total other expenses increased to $29.3 million for the second quarter of 2003, as compared to $21.8 million for the second quarter of 2002, primarily as a result of the $4.8 million loss associated with the refinancing of our credit facility and debt repurchase activity during the quarter, and higher interest rates on our new credit facility.

In March 2003, certain of our subsidiaries entered into a definitive agreement with AAT to sell 801 towers. Additionally, in June 2003, to improve portfolio efficiencies we decided to sell the remaining 51 operating towers located in the western two-thirds of the U.S. which were not part of the AAT transaction. Consequently, in accordance with SFAS 144, these 852 towers meet the criteria for discontinued operations treatment. Accordingly, we presented the results of these operations which was $(11.0) million and $(0.8) million, net of tax, as loss from discontinued operations in the Consolidated Statements of Operations for the three months ended June 30, 2003 and 2002, respectively. The increase in loss from discontinued operations resulted from an asset impairment charge of $4.0 million related to the 51 towers held for sale and a loss on sale of $6.1 million related to the first stage closing of the AAT transaction.

Net loss was $(56.4) million for the second quarter of 2003 as compared to net loss of $(47.3) million for the second quarter of 2002. The increase in net loss in 2003 is primarily a result of the $4.8 loss from the write-off of deferred financing fees and extinguishment of debt and a $5.1 million decrease in site development gross profit as discussed above.

Adjusted EBITDA is defined as loss from continuing operations plus net interest expenses, taxes, depreciation, accretion and amortization, asset impairment charges, non-cash compensation, restructuring and other charges, and other non-recurring expenses. We have included information regarding Adjusted EBITDA because we believe it is an indicator of the profitability and performance of our core operations and reflects the changes in our operating results. In addition, Adjusted EBITDA is a component of the calculation used by our lenders to determine compliance with some of our debt instruments, particularly our senior credit facility. Adjusted EBITDA is not intended to be an alternative measure of operating income as determined in accordance with generally accepted accounting principles. Adjusted EBITDA for the three months ended June 30, 2003 and 2002 is calculated below:

	For the three months ended June 30,
	2003	2002
	(in thousands)
Net loss	$(56,408)	$(47,336)
Loss from discontinued operations, net of income taxes	10,960	833

Loss from continuing operations	(45,448)	(46,503)
Interest income	(124)	(83)
Interest expense	24,508	21,717
Depreciation, accretion and amortization	20,720	20,021
Asset impairment charges	10,265	13,418
Provision for taxes	435	479
Other expenses	4,877	118
Non-cash compensation (included in selling, general and administrative)	217	460
Restructuring and other charges	396	7,667
Other non-recurring expenses (included in selling, general and administrative)	86	—

Adjusted EBITDA	$15,932	$17,294

Six Months Ended June 30, 2003 as Compared to Six Months Ended June 30, 2002

Total revenues decreased 16.2% to $102.1 million for the six months ended June 30, 2003 from $121.8 million for the six months ended June 30, 2002, due to lower site development revenue. Site leasing revenues increased 13.9% to $62.7 million for the six months ended June 30, 2003, from $55.1 million for the six months ended June 30, 2002, due primarily to the increased amount of equipment added to our towers. Total site development revenue decreased 41.1% to $39.3 million in the first six months of 2003 from $66.8 million in the first six months of 2002 due to decreases in both site development construction and site development consulting revenue. Site development construction revenues decreased 39.9% to $30.9 million for the six months ended June 30, 2003 from $51.5 million for the six months ended June 30, 2002, due primarily to the substantial decline in demand by wireless carriers, which adversely affected our volume of activity and our pricing levels. Site development consulting revenues decreased 45.0% to $8.4 million for the six months ended June 30, 2003 from $15.3 million for the six months ended June 30, 2002, which is also due to the continued weak environment for wireless carrier capital expenditures.

Total cost of revenues decreased 20.9% to $56.9 million in the six months ended June 30, 2003 from $72.0 million in the six months ended June 30, 2002. Site leasing cost of revenues increased 13.7% to $21.3 million in the six months ended June 30, 2003 from $18.7 million in the six months ended June 30, 2002, due primarily to increased repairs and maintenance as well as increases in property taxes. Site development cost of revenues decreased 33.1% to $35.6 million in the six months ended June 30, 2003 from $53.2 million in the six months ended June 30, 2002 resulting from a decrease in both cost of site development construction revenue and cost of site development consulting revenue. Site development construction cost of revenues decreased 32.4% to $28.3 million in the six months ended June 30, 2003 from $41.8 million in the six months ended June 30, 2002 due primarily to lower levels of activity. Site development consulting cost of revenues decreased 35.8% to $7.4 million in the six months ended June 30, 2003 from $11.5 million in the six months ended June 30, 2002 due primarily to lower levels of activity.

Gross profit decreased 9.5% to $45.1 million in the six months ended June 30, 2003 from $49.9 million in the six months ended June 30, 2002, due to decreased site development gross profit offset by an increase in site leasing gross profit. Gross profit for the site leasing business increased 14.0% to $41.4 million in the six months ended June 30, 2003 from $36.3 million in the six months ended June 30, 2002. The increased gross profit was due to the increase in revenue per tower in the 2003 period. The gross profit margin on site leasing remained consistent at 66.0% during the first six months of 2003 and 2002. Gross profit from site development decreased 72.5% to $3.7 million in the first six months of 2003 from $13.5 million in the first six months of 2002 due to lower revenue resulting from lower volume and lower pricing without a commensurate reduction in cost. Gross profit margin on site development construction decreased to 8.6% in the six months ended June 30, 2003 from 18.8% in the six months ended June 30, 2002 resulting from lower construction services volume and lower pricing due to increased competition. Gross profit margin on site development consulting decreased to 12.7% in the six months ended June 30, 2003 from 25.2% in the six months ended June 30, 2002, reflecting different stages of project completions and lower pricing for our services due to increased competition. As a percentage of total revenues, gross profit increased to 44.2% of total revenues in the six months ended June 30, 2003 from 40.9% in the six months ended June 30, 2002 due primarily to site leasing revenue comprising a higher percentage of total revenues.

Selling, general and administrative expenses decreased 12.9% to $15.5 million in the six months ended June 30, 2003 from $17.7 million in the six months ended June 30, 2002. The decrease in selling, general and administrative expenses primarily resulted from the reduction of offices, elimination of personnel and elimination of other infrastructure.

Depreciation, accretion and amortization remained fairly consistent during the six months ended June 30, 2003 and 2002 at $42.4 and $42.0 million, respectively.

Asset impairment charges were $10.7 million in the six months ended June 30, 2003 as compared to $29.8 million in the six months ended June 30, 2002. Approximately $10.0 million in 2003 and $16.4 million in 2002 relates to the impairment of approximately 40 and 144 tower sites, respectively, held and used in operations. The impairment of operational tower assets resulted primarily from our evaluation of the fair value of our operating tower portfolio through a discounted cash flow analysis. Towers determined to be impaired were primarily towers with no tenants and with little or no prospects for future lease-up. Approximately $0.7 million of additional asset impairment charge in 2003 resulted from the write-off of asset retirement obligations capitalized to previously impaired tower assets in connection with the implementation of SFAS 143. In addition, included in the 2002 asset impairment charge is $13.4 million of goodwill that was recorded during the first six months of 2002, which was determined to be impaired as of June 30, 2002. This determination was made based upon an impairment analysis performed in accordance with SFAS 142.

Restructuring and other charges were $1.4 million in the six months ended June 30, 2003 as compared to $45.4 million in the six months ended June 30, 2002. In February 2003, in response to the continued deterioration in expenditures by wireless service providers, particularly with respect to site development activities, we committed to a new plan of restructuring associated with further downsizing activities. Of the $1.4 million charge recorded during the six months ended June 30, 2003, approximately $0.5 million related to trailing costs associated with previously abandoned new tower build work in progress. The remaining $0.9 million related primarily to the costs of employee separation for approximately 110 employees and exit costs associated with the closing or consolidation of 12 offices. In February 2002, as a result of the deterioration of capital market conditions for wireless carriers, we reduced our capital expenditures for new tower development and acquisition activities, suspended any new investment for additional towers, reduced our workforce and closed or consolidated offices. The 2002 restructuring plan was significantly larger in scope than the 2003 plan. Of the $45.4 million charge recorded during the first six months of 2002, approximately $39.1 million related to the abandonment of new tower build and acquisition work in progress and related construction materials on approximately 758 sites. The remaining $6.3 million related primarily to the costs of employee separation for approximately 420 employees and exit costs associated with the closing and consolidation of approximately 32 offices.

Operating loss from continuing operations was $(24.8) million for the six months ended June 30, 2003, as compared to an operating loss from continuing operations of $(85.1) million in the six months ended June 30, 2002. This decrease in operating loss from continuing operations primarily is a result of lower restructuring and other charges and asset impairment charges being recorded in the first six months of 2003 as compared to the first six months of 2002.

Total other expense increased to $52.5 million in the six months ended June 30, 2003, as compared to $42.9 million in the six months ended June 30, 2002, primarily as a result of the $4.8 million loss related to the refinancing of our credit facility and debt repurchases during the second quarter of 2003, increased borrowings, and higher interest rates on our new credit facility. Furthermore, during 2002, interest expense was reduced as a result of our interest rate swap agreement that existed during most of 2002.

Effective January 1, 2003, we adopted a method of accounting for asset retirement obligations in accordance with SFAS 143. Under the new accounting principle, we recognize asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of our tower fixed assets. The cumulative effect of the change on prior years resulted in a cumulative effect adjustment of approximately $0.5 million that is included in net loss for the six months ended June 30, 2003.

During 2002, we completed the transitional impairment test of goodwill required under SFAS 142, which was adopted effective January 1, 2002. As a result of completing the required transitional test, we recorded a charge retroactive to the adoption date for the cumulative effect of accounting change in the amount of $80.6 million representing the excess of the carrying value of reporting units as compared to estimated fair value. Of the total $80.6 million cumulative effect adjustment, which is included in the Statement of Operations for the six months ended June 30, 2002, $61.6 million related to the site development construction reporting segment and $19.0 million related to the site leasing reporting segment.

In March 2003, certain of our subsidiaries entered into a definitive agreement with AAT to sell 801 towers. Additionally, in June 2003, we decided to sell an additional 51 operating towers located in the western two-thirds of the U.S. Consequently, in accordance with SFAS 144, these 852 towers meet the criteria for discontinued operations treatment. Accordingly, we presented the results of these operations which was $(11.4) million and $(1.6) million, net of tax, as loss from discontinued operations in the Consolidated Statements of Operations for the six months ended June 30, 2003 and 2002, respectively.

Net loss was $(90.2) million in the six months ended June 30, 2003 as compared to net loss of $(211.2) million in the six months ended June 30, 2002. The decrease in net loss in 2003 is primarily a result of the significant decreases in restructuring and other charges, the asset impairment charges and the cumulative effect of changes in accounting principle in the first six months of 2003 as compared to the first six months of 2002.

Adjusted EBITDA is defined as loss from continuing operations plus net interest expenses, taxes, depreciation, accretion and amortization, asset impairment charges, non-cash compensation, restructuring and other charges, and other non-recurring expenses. We have included information regarding Adjusted EBITDA because we believe it is an indicator of the profitability and performance of our core operations and reflects the changes in our operating results. In addition, Adjusted EBITDA is a component of the calculation used by our lenders to determine compliance with some of our debt instruments, particularly our senior credit facility. Adjusted EBITDA is not intended to be an alternative measure of operating income as determined in accordance with generally accepted accounting principles. Adjusted EBITDA for the six months ended June 30, 2003 and 2002 is calculated below:

	For the six months ended June 30,
	2003	2002
	(in thousands)
Net loss	$(90,163)	$(211,159)
Cumulative effect of changes in accounting principles	545	80,592
Loss from discontinued operations, net of income taxes	11,425	1,596

Loss from continuing operations	(78,193)	(128,971)
Interest income	(253)	(96)
Interest expense	47,870	42,936
Depreciation, accretion and amortization	42,406	41,980
Asset impairment charges	10,717	29,798
Provision for taxes	935	1,033
Other expenses	4,833	40
Non-cash compensation (included in selling, general and administrative)	486	1,112
Restructuring and other charges	1,372	45,405
Other non-recurring expenses (included in selling, general and administrative)	891	—

Adjusted EBITDA	$31,064	$33,237

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation is a holding company with no business operations of its own. Our only significant asset is the outstanding capital stock of Telecommunications, which owns, directly or indirectly, the capital stock of our subsidiaries. We conduct all of our business operations through our subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries. Even if we decided to pay a dividend on or make a distribution of the capital stock of our subsidiaries, we cannot assure you that our subsidiaries will generate sufficient cash flow to pay a dividend. Our ability to pay cash or stock dividends is restricted under the terms of our current senior credit facility and the indentures related to our 10¼% senior notes and 12% senior discount notes.

As part of our plan to address our previously anticipated non-compliance with certain financial covenants under our prior senior credit facility and to reduce our significant level of indebtedness and the risks associated with such indebtedness, certain of our subsidiaries entered into a definitive agreement in March 2003, with AAT to sell up to an aggregate of 801 towers.

On May 9, 2003, we completed the first stage of the sale of 801 towers to AAT, by selling 631 towers to AAT in exchange for gross cash proceeds of approximately $145.0 million. On July 1, 2003, we completed the second stage of the AAT tower sale by closing on the sale of 98 towers in exchange for gross cash proceeds of approximately $36.5 million. The sale of the remaining 72 towers for gross cash proceeds of approximately $21.5 million, subject to certain potential adjustments associated with the, among other things, final tower cash flow reconciliation, is expected to occur on or before October 1, 2003.

We used the proceeds from the new credit facility, cash on hand and a portion of the proceeds from the AAT sale to repay the prior credit facility in full. The new credit facility matures in December 2007 and contains financial covenants that are less restrictive and better reflect our current and anticipated financial results. Based on the current projections and available cash, we believe we have the ability to fund our operations and meet our obligations as they become due for the foreseeable future.

We believe that the AAT sale in conjunction with the refinancing of the senior credit facility eliminates the issues that gave rise to the “going concern” qualification from our auditors with respect to our 2002 consolidated financial statements. Furthermore, based on the successful tower sale and the successful refinancing, we now expect to have sufficient liquidity to achieve sustained positive free cash flow.

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

Additionally, on May 9, 2003, Telecommunications closed on a new senior credit facility in the amount of $195.0 million. This new facility, with GECC and Affiliates of Oak Hill provides for $95.0 million in term loans and $100.0 million in revolving lines of credit, which may be borrowed, repaid and redrawn and which converts to a term loan no later than June 30, 2004. Amortization of amounts borrowed under this facility commences in 2004, at an annual rate of 10% in 2004 and 15% in each of 2005, 2006 and 2007. All remaining amounts are due and payable at maturity on December 31, 2007. Amounts borrowed under this facility accrue interest at LIBOR plus 400 basis points. Additional interest of 3.5% per annum also accrues but is not payable until maturity. As of June 30, 2003, $0.7 million of this additional interest was converted to a term loan, resulting in a term loan balance at June 30, 2003 of $95.7 million. The new facility is pre-payable at our option. Amounts borrowed under the new facility are secured by a first lien on substantially all of Telecommunications’ assets. In addition, each of Telecommunications’ domestic subsidiaries has guaranteed the obligations of Telecommunications under the senior credit facility and has pledged substantially all of their respective assets to secure such guarantee, and the Company has pledged substantially all of its assets to secure Telecommunications’ obligations under the senior credit facility.

This new credit facility requires Telecommunications to maintain specified financial ratios, including ratios regarding its debt coverage, debt service, cash interest expense and fixed charges for each quarter. This new senior credit facility contains affirmative and negative covenants that, among other things, restricts our ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants. Our ability in the future to comply with the covenants and access the available funds under the senior credit facility in the future will depend on our future financial performance. At June 30, 2003, we had $95.7 million outstanding under the term loan of the senior credit facility at variable cash rates of 5.10% to 5.12% and we had $50.0 million outstanding under the revolving credit facility at variable rates of 5.12% to 5.32%. Additionally, this loan accrues interest at the rate of 3.5% which is payable upon maturity. As of June 30, 2003 the remaining $50.0 million under the revolver was fully available to us. Additionally, we were in full compliance with all of the financial covenants of this facility.

Net cash used in operations remained fairly consistent at $(7.6) million during the six months ended June 30, 2003 compared to $(9.4) million in 2002. Net cash provided by investing activities for the six months ended June 30, 2003 was $110.9 million compared to a use of $(71.0) million for 2002. This change was primarily attributable to the net proceeds from the sale of 631 towers to AAT and a significantly lower level of tower acquisitions and new build activity in 2003 compared to 2002. Net cash provided by (used in) financing activities for the six months ended June 30, 2003 was a use of $(142.4) million compared to $97.8 million being provided for the six months ended June 30, 2002. This increase is primarily attributed to net repayments of credit facility obligations by approximately $100.0 million. In addition, we paid $24.8 million plus accrued interest to repurchase a portion of our outstanding 12% senior discount notes.

During the six months ended June 30, 2003, we received $142.5 million in net proceeds from the sale of towers to AAT. In connection with these proceeds, $20.0 million is currently being held in an escrow account which secures certain performance and indemnity obligations. These proceeds, net with our cash capital spending, resulted in our net cash provided by investing activities of $110.9 million in 2003. Our cash capital expenditures for the six months ended June 30, 2003 were $9.1 million as compared to $53.4 million for the six months ended June 30, 2002. This decrease is a result of lower investment in new tower assets. We currently plan to make total cash capital expenditures during the remainder of 2003 of $4.0 million to $6.0 million. All of these planned capital expenditures are expected to be funded by cash on hand, proceeds from the AAT transaction and cash flow from operations. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio and to complete pending build-to-suit obligations.

As of June 30, 2003 we had cash and current restricted cash of approximately $45.0 million. Our balance sheet reflected positive working capital of $46.4 million and $50.5 million as of June 30, 2003 and December 31, 2002, respectively. Two significant changes in working capital during the six month period were a decrease of $160.6 million in assets held for sale resulting from the first phase of the AAT sale and a $182.8 million reduction in the current portion of long-term debt.

At June 30, 2003, we had $500.0 million outstanding on our 10¼% senior notes. The 10¼% senior notes mature on February 1, 2009. Interest on these notes is payable February 1 and August 1 of each year. Additionally, at June 30, 2003, we had $244.0 million outstanding on our 12% senior discount notes. The 12% senior discount notes mature on March 1, 2008. The 12% senior discount notes accreted in value until March 1, 2003. Thereafter interest began to accrue and is payable on March 1 and September 1 of each year, commencing on September 1, 2003. Each of the 10¼% senior notes and the 12% senior discount notes are unsecured and are pari passu in right of payment with our other existing and future senior indebtedness. The 10¼% senior notes and the 12% senior discount notes place certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sale of assets, transactions with affiliates, sale and leaseback transactions, certain investments and our ability to merge or consolidate with other entities.

In the second quarter of 2003 we repurchased some of our 12% senior discount notes in open market transactions. We repurchased $25.0 million of principal amount for $24.8 million plus accrued interest in cash. These repurchases resulted in a loss of approximately $0.4 million which is included in loss from write-off of deferred financing fees and extinguishment of debt on our Consolidated Statement of Operations for the three and six months ended June 30, 2003. Subsequent to June 30, 2003, we repurchased an additional $20.0 million of our 12% senior discount notes in open market transactions. We paid $20.4 million plus accrued interest in cash and recognized a loss of $0.9 million related to the early retirement of these securities.

One of our goals is the attainment of sustained positive free cash flow. We are focused on maintaining sufficient liquidity until we reach our goal of sustained positive free cash flow. Based on our current estimates of wireless carrier activity, our successful closing on the AAT transaction and our successful refinancing of our senior credit facility, we believe that we will have sufficient liquidity to achieve positive free cash flow. We define free cash flow as Adjusted EBITDA less net cash interest, cash taxes and capital expenditures. We believe that free cash flow is a meaningful measure to management and investors as it provides a useful indicator of our ability to execute our business strategy without reliance on additional financings.

We have on file with the Securities and Exchange Commission (“SEC”) shelf registration statements on Form S-4 registering up to a total of 8.0 million shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services at various locations in the United States. During the six months ended June 30, 2003, we did not issue any shares of Class A common stock under these registration statements. As of June 30, 2003, we had 4.4 million shares of Class A common stock remaining available under these shelf registration statements.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This standard requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. We adopted this standard effective January 1, 2003. As a result of our obligation to restore leaseholds to their original condition upon termination of ground leases underlying a majority of our towers and our estimate as to the probability of incurring these obligations, we recorded a cumulative effect adjustment of approximately $0.5 million, which is reflected in the Statement of Operations for the six months ended June 30, 2003. The adoption of SFAS 143 resulted in an increase in tower fixed assets of approximately $0.9 million and the recording of an asset retirement obligation liability of approximately $1.4 million as of the date of adoption. See Note 4 for further discussion.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 62, Amendment of SFAS No. 13 and Technical Corrections. SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. We adopted the provisions of SFAS 145 effective January 1, 2003. Pursuant to SFAS 145, our second quarter 2003 loss on extinguishment of debt and previously reported extraordinary items have been classified in results of operations.

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

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to Consolidated Financial Statements in Item 8 of the Company’s Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission. Note that our preparation of this quarterly report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition and Accounts Receivable

Site leasing revenue results from the lease or use of space at an individual tower site by a wireless carrier customer. Site leasing revenues are recognized when earned based on lease agreements. Lease agreements typically contain annual rent escalation clauses and revenue is recorded monthly and recognized on a straight-line basis over the term of the related lease agreement.

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

Asset classes and related estimated useful lives are as follows:

Towers and related components	2—15 years
Furniture, equipment and vehicles	2—7 years
Buildings and improvements	5—39 years

Capitalized costs incurred subsequent to when an asset is originally placed in service are depreciated over the remaining estimated useful life of the respective asset. Changes in an asset’s estimated useful life are accounted for prospectively, with the book value of the asset at the time of the change being depreciated over the revised remaining useful life term.

We evaluate the potential impairment of individual long-lived assets, principally the tower sites. We record an impairment charge when we believe an investment in towers has been impaired, such that future undiscounted cash flows would not recover the then current carrying value of the investment in the tower site. We consider many factors and make certain assumptions when making this assessment, including but not limited to general market and economic conditions, historical operating results, geographic location, lease-up potential, and expected timing of lease-up. In addition, we make certain assumptions in determining an asset’s fair value less costs to sell for purposes of calculating the amount of an impairment charge. Changes in those assumptions or market conditions may result in a fair value less costs to sell which is different from management’s estimates. Future adverse changes in market conditions could result in losses or an inability to recover the carrying value, thereby possibly requiring an impairment charge in the future. In addition, if our assumptions regarding future undiscounted cash flows and related assumptions are incorrect, a future impairment charge may be required.

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

Restructuring Accruals

In establishing the accrual for the restructuring costs discussed in Note 12 to the consolidated financial statements, we made certain assumptions to estimate future severance costs and other exit costs. While we feel the assumptions were appropriate, there can be no assurance that actual costs will not differ from estimates used to establish the restructuring accrual. If actual results differ from the estimates, we may need to adjust, upward or downward, our restructuring accrual in the future.

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

Significant management estimates and assumptions are required in determining the scope and fair value of our obligations to restore leaseholds to their original condition upon termination of ground leases. In determining the scope and fair value of our obligations, assumptions were made with respect to the following: historical retirement experience as an indicator of future restoration probabilities, intent in renewing existing ground leases through lease termination dates, current and future value and timing of estimated restoration costs, and the credit adjusted risk-free rate used to discount future obligations. While we feel the assumptions were appropriate, there can be no assurances that actual costs and the probability of incurring obligations will not differ from estimates. We will review these assumptions periodically and we may need to adjust them as necessary.

Senior Discount Note Disclosure Requirements

The indentures governing our 10¼% senior notes and our 12% senior discount notes require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries and the disclosure to be made of Tower Cash Flow, as defined in the indentures, for the most recent fiscal quarter and Adjusted Consolidated Cash Flow, as defined in the indentures, for the most recently completed four-quarter period. As of June 30, 2003 we had no unrestricted subsidiaries. Tower Cash Flow, as defined in the indentures, for the quarter ended June 30, 2003 was $16.7 million. Adjusted Consolidated Cash Flow for the twelve months ended June 30, 2003 was $65.9 million.

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

The following table presents the future principal payment obligations and interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of June 30, 2003:

	2003	2004	2005	2006	2007	Thereafter	Fair Value
	(in thousands)
Long-term debt:
Fixed rate (12.0%)	—	—	—	—	—	$500,000	$447,500
Fixed rate (10¼%)	—	—	—	—	—	$244,000	$243,390
Term loans, $95.7 million variable cash rates (8.6% to 8.62% at June 30, 2003)	—	$9,500	$14,250	$14,250	$57,709	—	$95,709
Revolving loans, variable cash rates (8.62% to 8.82% at June 30, 2003)	—	$5,000	$7,500	$7,500	$30,000	—	$50,000
Notes payable, variable rates (2.9% to 11.4% at June 30, 2003).	$65	$9	—	—	—	—	$74

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

These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our estimates regarding our liquidity, our ability to achieve sustained positive free cash flow and meet our obligations as they become due for the foreseeable future;

•	our belief that the AAT transaction and the refinancing of our credit facility have eliminated the issues giving rise to the “going concern” qualification from our auditors with respect to our 2002 consolidated financial statements;

•	our expectations regarding the consummation of the remaining closings of the AAT transaction on or before October 1, 2003 and the gross cash proceeds to be generated by such sale;

•	our ability to sell the 51 towers remaining in the western two-thirds of the U.S.;

•	our estimates of the amount and timing of site development revenue to be generated from the network development contract with Sprint Spectrum L.P.;

•	our strategy to transition the primary focus of our business from site development services toward the site leasing business, and the consequential shift in our revenue stream from project driven revenues to recurring revenues;

•	our estimate that we will not make any material change to our tower portfolio in 2003;

•	our intent to focus our tower ownership activities in the Eastern U.S.;

•	our estimates regarding the scope of the new plan of restructuring undertaken in the third quarter of 2003 and amount of the restructuring charge to be incurred;

•	our estimates regarding certain financial numbers, including our estimate of the amount of capital expenditures, and funding sources, for the six months ending December 31, 2003;

•	our belief regarding the financial impact of certain accounting pronouncements; and

•	our estimate of non-cash compensation expense in each year from 2003 through 2006.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our inability to sufficiently increase our revenues and maintain or decrease expenses and cash capital expenditures sufficiently to permit us to achieve sustained positive free cash flow;

•	our expectation that we and AAT will satisfy all closing conditions for the sale of the remaining 72 towers, and potential adjustments to the purchase price in certain circumstances associated with, among other things, the final tower cash flow reconciliations;

•	our ability to identify a suitable purchaser for the additional 51 towers we have decided to sell and enter into an agreement with such purchaser on mutually acceptable terms;

•	the inability of our clients to access sufficient capital or their unwillingness to expend capital to fund network expansion or enhancements;

•	our ability to continue to comply with covenants and the terms of our senior credit facility and to access sufficient capital to fund our operations;

•	our ability to secure as many site leasing tenants as planned;

•	our ability to expand our site leasing business and maintain or expand our site development business;

•	our ability to complete construction of new towers on a timely and cost-efficient basis, including our ability to successfully address zoning issues, carrier design changes, changing local market conditions and the impact of adverse weather conditions;

•	our ability to retain current lessees on our towers;

•	our ability to realize economies of scale for our tower portfolio; and

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry.

We assume no responsibility for updating forward-looking statements in this quarterly report.

ITEM 4:    CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2003. Based on such evaluation, such officers have concluded that, as of June 30, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.39 $195.0 million Credit Agreement dated May 9, 2003 among SBA Telecommunications, Inc., as Borrower, General Electric Capital Corporation, and GECC Capital Markets Group, Inc.

10.40 Guarantee and Collateral Agreement dated May 9, 2003 between SBA Communications Corporation, SBA Telecommunications, Inc. and certain of its subsidiaries, in favor of General Electric Capital Corporation.

31.1 Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

31.2 Certification by John F. Fiedor, Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Jeffrey A. Stoops Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by John F. Fiedor, Chief Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

The Company filed a report on Form 8-K on May 15, 2003. In the report, the Company furnished under Items 7, 9 and 12, the Company’s financial results for the first quarter ended March 31, 2003.

The Company filed a report on Form 8-K on May 27, 2003. In the report, the Company reported under Item 2, that certain subsidiaries of the Company closed on the first stage of its pending sale of 679 towers to AAT Communications Corp. Under Item 5, the Company reported the refinancing of its $300.0 million senior credit facility. Under Item 7, the Company reported unaudited pro forma financial information.

The Company filed a report on Form 8-K on June 6, 2003. In the report, the Company furnished under Items 7, 9 and 12, information regarding the announcement that AAT Communications Corp. had exercised its option to purchase an additional 122 towers for gross proceeds of $43.0 million and that it was adjusting its second quarter 2003 and full year 2003 outlook.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2003	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops Chief Executive Officer (Duly Authorized Officer)

August 14, 2003	/s/ John F. Fiedor
John F. Fiedor Chief Accounting Officer (acting as Principal Financial Officer)