Form 10-Q/A
period 2003-06-30
SBA COMMUNICATIONS CORP
filed 2003-11-14
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1 TO FORM 10-Q

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,559,844 shares of Class A common stock and 5,455,595 shares of Class B common stock as of November 6, 2003.

SBA COMMUNICATIONS CORPORATION

INDEX

Amendment No. 1 to Form 10-Q amends and restates certain items of the Quarterly Report of SBA Communications Corporation (the “Company”) on Form 10-Q as previously filed for the three and six months ended June 30, 2003. This report on Form 10-Q/A is filed in connection with the Company’s restatement of its consolidated financial statements as of and for the years ended December 31, 2002 and 2001 on Form 8-K. The restatement of the Company’s previously filed Form 10-Q for the three and six months ended June 30, 2003 and 2002 is being made in order to (i) reflect other restatement adjustments arising from the Company’s recently completed audits for the years ended December 31, 2002 and 2001 (see Note 2), (ii) amend the loss reported from discontinued operations (see Note 2) and (iii) revise related disclosures. Changes related to these items have been made in the following items of the Form 10-Q:

ITEM 1: UNAUDITED FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Restated)

(unaudited)

(in thousands, except par values)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$22,040	$61,141
Restricted cash	23,010	—
Accounts receivable, net of allowances of $4,711 and $5,572 in 2003 and 2002, respectively	26,304	36,292
Costs and estimated earnings in excess of billings on uncompleted contracts	7,189	10,425
Prepaid and other current assets	4,967	5,129
Assets held for sale	42,708	203,325

Total current assets	126,218	316,312
Property and equipment, net	896,619	940,053
Deferred financing fees, net	24,664	24,517
Other assets	32,447	18,779
Intangible assets, net	3,019	3,704

Total assets	$1,082,967	$1,303,365

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,524	$16,810
Accrued expenses	22,031	13,943
Deferred revenue	11,619	11,142
Interest payable	31,476	22,919
Long-term debt, current portion	6,558	60,083
Billings in excess of costs and estimated earnings on uncompleted contracts	1,881	2,362
Other current liabilities	2,222	3,595
Liabilities held for sale	683	2,685

Total current liabilities	87,994	133,539

Long-term liabilities:
Long-term debt	888,130	964,199
Deferred revenue	669	703
Other long-term liabilities	3,513	1,434

Total long-term liabilities	892,312	966,336

Commitments and contingencies
Shareholders’ equity:
Common stock-Class A par value $.01 (200,000 shares authorized, 45,684 and 45,674 shares issued and outstanding in 2003 and 2002, respectively)	457	457
Common stock-Class B par value $.01 (8,100 shares authorized, 5,456 shares issued and outstanding in 2003 and 2002)	55	55
Additional paid-in capital	667,949	667,441
Accumulated deficit	(565,800)	(464,463)

Total shareholders’ equity	102,661	203,490

Total liabilities and shareholders’ equity	$1,082,967	$1,303,365

The accompanying condensed notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Restated)

(unaudited)

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Revenues:
Site leasing	$31,710	$28,232	$62,713	$55,066
Site development	18,665	35,373	39,339	66,776

Total revenues	50,375	63,605	102,052	121,842

Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	10,577	9,496	21,292	18,734
Cost of site development	16,927	28,562	35,621	53,241

Total cost of revenues	27,504	38,058	56,913	71,975

Gross profit	22,871	25,547	45,139	49,867

Operating expenses:
Selling, general and administrative	7,242	8,713	15,452	17,742
Restructuring and other charges	396	7,667	1,372	45,405
Asset impairment charges	10,265	9,165	10,717	25,545
Depreciation, accretion and amortization	20,720	20,021	42,406	41,980

Total operating expenses	38,623	45,566	69,947	130,672

Operating loss from continuing operations	(15,752)	(20,019)	(24,808)	(80,805)

Other income (expense):
Interest income	124	83	253	96
Interest expense	(22,513)	(13,432)	(39,643)	(26,649)
Non-cash interest expense	(723)	(7,184)	(5,800)	(14,097)
Amortization of debt issuance costs	(1,272)	(1,101)	(2,427)	(2,190)
Write-off of deferred financing fees and loss on extinguishment of debt	(4,842)	—	(4,842)	—
Other	(35)	(118)	9	(40)

Total other expense	(29,261)	(21,752)	(52,450)	(42,880)

Loss from continuing operations before provision for income taxes and cumulative effect of changes in accounting principles	(45,013)	(41,771)	(77,258)	(123,685)

Provision for income taxes	(435)	(479)	(935)	(1,033)

Loss from continuing operations before cumulative effect of changes in accounting principles	(45,448)	(42,250)	(78,193)	(124,718)

Loss from discontinued operations, net of income taxes	(22,134)	(833)	(22,599)	(1,596)

Loss before cumulative effect of changes in accounting principles	(67,582)	(43,083)	(100,792)	(126,314)

Cumulative effect of changes in accounting principles	—	—	(545)	(60,674)

Net loss	$(67,582)	$(43,083)	$(101,337)	$(186,988)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Restated) - (Continued)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Basic and diluted loss per common share amounts:
Loss from continuing operations before cumulative effect of changes in accounting principles	$(0.89)	$(0.84)	$(1.53)	$(2.49)
Loss from discontinued operations	(0.43)	(0.01)	(0.44)	(0.03)
Cumulative effect of changes in accounting principles	—	—	(0.01)	(1.21)

Net loss per common share	$(1.32)	$(0.85)	$(1.98)	$(3.73)

Weighted average number of common shares	51,133	50,392	51,132	50,074

The accompanying condensed notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2003 (Restated)

(unaudited)

(in thousands)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total
	Class A		Class B
	Number	Amount	Number	Amount
BALANCE, December 31, 2002	45,674	$457	5,456	$55	$667,441	$(464,463)	$203,490
Non-cash compensation	—	—	—	—	486	—	486
Common stock issued in connection with stock option plans	10	—	—	—	22	—	22
Net loss	—	—	—	—	—	(101,337)	(101,337)

BALANCE, June 30, 2003	45,684	$457	5,456	$55	$667,949	$(565,800)	$102,661

The accompanying condensed notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)

(unaudited) (in thousands)

	For the six months ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(101,337)	$(186,988)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, accretion and amortization	42,406	41,980
Non-cash restructuring and other charges	649	42,551
Asset impairment charges	10,717	25,545
Non-cash items reported in discontinued operations (primarily depreciation, asset impairment charges and loss on sale of towers)	25,637	8,267
Non-cash compensation expense	486	1,112
Provision for doubtful accounts	1,325	1,645
Amortization of original issue discount and debt issuance costs	7,504	16,287
Interest converted to term loan	709	—
Write-off of deferred financing fees and extinguishment of debt	4,842	—
Amortization of deferred gain from derivative	(331)	—
Cumulative effect of changes in accounting principles	545	60,674
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	8,664	7,525
Costs and estimated earnings in excess of billings on uncompleted contracts	3,236	406
Prepaid and other current assets	(276)	(3,383)
Other assets	(3,730)	(2,765)
Accounts payable	(5,287)	(18,584)
Accrued expenses	(1,193)	(243)
Deferred revenue	433	666
Interest payable	8,557	706
Other liabilities	2,491	(85)
Billings in excess of costs and estimated earnings on uncompleted contracts	(481)	(1,947)

Total adjustments	106,903	180,357

Net cash provided by (used in) operating activities	5,566	(6,631)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,090)	(53,354)
Acquisitions and related earn-outs	(2,530)	(17,627)
Proceeds from sale of towers	142,510	—
Receipt (payment) of restricted cash	(33,168)	7,500

Net cash provided by (used in) investing activities	97,722	(63,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase/option plans	22	212
Borrowings under senior credit facility	225,000	98,000
Repayment of senior credit facility and notes payable	(335,049)	(370)
Payment of financing fees	(7,587)	(65)
Bank overdraft repayments	—	(10,255)
Repurchase of 12% senior discount notes	(24,775)	—

Net cash provided by (used in) financing activities	(142,389)	87,522

Net increase (decrease) in cash and cash equivalents	(39,101)	17,410
CASH AND CASH EQUIVALENTS:
Beginning of period	61,141	13,904

End of period	$22,040	$31,314

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$32,267	$27,459

Taxes	$1,164	$705

NON-CASH ACTIVITIES:
Assets acquired in connection with acquisitions	$—	$10,396

Liabilities assumed in connection with acquisitions	$—	$(9,000)

Common stock issued in connection with acquisitions	$—	$(1,396)

The accompanying condensed notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Form 8-K filed on November 14, 2003 for SBA Communications Corporation. These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals and the adjustments described in Note 2) considered necessary for fair financial statement presentation have been made. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation. The results of operations for an interim period may not give a true indication of the results for the year.

As discussed in further detail in Notes 2 and 3, certain of the Company’s subsidiaries sold 784 towers to AAT Communications Corp. (“AAT”). In addition, the Company has classified 68 other towers as held for sale. The towers sold and held for sale consist of substantially all of the Company’s towers in the western two-thirds of the United States geographical market and are considered a component of the Company’s tower assets. Accordingly, the towers sold and held for sale have been accounted for as discontinued operations. Therefore, the accompanying unaudited condensed consolidated financial statements presented herein have been restated to report separately the assets, liabilities, results of operations and cash flows of these discontinued operations.

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

2. RESTATEMENT

As discussed above, the Company has classified certain towers sold and held for sale as discontinued operations. In addition to the reclassification for discontinued operations, the Company has restated its 2002 and 2001 consolidated financial statements. The restatements are primarily a result of changes in 2001 to reflect the elimination of net deferred tax liabilities and corresponding goodwill established in certain business combinations, the accounting for earn-out obligations settled in 2002 related to previous business combinations and certain other adjustments. The Company has filed amended consolidated financial statements for the years ended December 31, 2002 and 2001 on Form 8-K. The accompanying December 31, 2002 consolidated balance sheet contained herein has been restated to reflect these adjustments.

As a result of the adjustments described above, the accompanying results of operations for the three and six months ended June 30, 2002 have been adjusted to reduce the previously reported write-off of goodwill by approximately $24.2 million, consisting of a $19.9 million reduction in the cumulative effect of a change in accounting principle and a $4.3 million reduction in asset impairment charges.

The accompanying results of operations for the three and six months ended June 30, 2003 have been adjusted to increase the loss from discontinued operations by $11.2 million due to a $2.0 million understatement of previously reported net assets to be sold resulting from the elimination of the deferred tax liability discussed above, as well as, a $9.2 million additional loss associated with tower sale indemnity obligations. The effects of the restatements are as follows:

	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands, except per share data)
	For the three months ended June 30, 2003		For the three months ended June 30, 2002
Revenues	$50,375	$50,375	$63,605	$63,605

Site leasing gross profit	$21,133	$21,133	$18,736	$18,736

Site development gross profit	$1,738	$1,738	$6,811	$6,811

Total operating expenses	$38,623	$38,623	$49,819	$45,566

Loss from continuing operations	$(45,448)	$(45,448)	$(46,503)	$(42,250)
Loss from discontinued operations	(10,960)	(22,134)	(833)	(833)

Net loss	$(56,408)	$(67,582)	$(47,336)	$(43,083)

Basic and diluted loss per common share amounts:
Loss from continuing operations	$(0.89)	$(0.89)	$(0.92)	$(0.84)
Loss from discontinued operations	(0.21)	(0.43)	(0.02)	(0.01)

Net loss per common share	$(1.10)	$(1.32)	$(0.94)	$(0.85)

Weighted average number of common shares	51,133	51,133	50,392	50,392

	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands, except per share data)
	For the six months ended June 30, 2003		For the six months ended June 30, 2002
Revenues	$102,052	$102,052	$121,842	$121,842

Site leasing gross profit	$41,421	$41,421	$36,332	$36,332

Site development gross profit	$3,718	$3,718	$13,535	$13,535

Total operating expenses	$69,947	$69,947	$134,925	$130,672

Loss from continuing operations before cumulative effect of changes in accounting principles	$(78,193)	$(78,193)	$(128,971)	$(124,718)
Loss from discontinued operations	(11,425)	(22,599)	(1,596)	(1,596)

Loss before cumulative effect of changes in accounting principles	(89,618)	(100,792)	(130,567)	(126,314)
Cumulative effect of changes in accounting principles	(545)	(545)	(80,592)	(60,674)

Net loss	$(90,163)	$(101,337)	$(211,159)	$(186,988)

Basic and diluted loss per common share amounts:
Loss from continuing operations before cumulative effect of changes in accounting principles	$(1.53)	$(1.53)	$(2.60)	$(2.49)
Loss from discontinued operations	(0.22)	(0.44)	(0.03)	(0.03)
Cumulative effect of changes in accounting principles	(0.01)	(0.01)	(1.62)	(1.21)

Net loss per common share	$(1.76)	$(1.98)	$(4.25)	$(3.73)

Weighted average number of common shares	51,132	51,132	49,705	50,074

The condensed notes to the consolidated financial statements for all periods presented have been adjusted for the restatement adjustments described above.

3. DISCONTINUED OPERATIONS

In March 2003, certain of the Company’s subsidiaries entered into a definitive agreement with AAT to sell up to an aggregate of 801 towers, which represented substantially all of the Company’s towers in the western two-thirds of the United States. Gross proceeds from the sale of all 801 towers were anticipated to be $203.0 million, subject to purchase adjustments for tower sale indemnity obligations. The Company ultimately sold 784 of the 801 towers, which closed in various stages through October 1, 2003. At the first closing on May 9, 2003, AAT paid approximately $145.0 million in cash for 631 towers. Because of potential purchase adjustments, the Company recognized proceeds of approximately $136 million which resulted in a loss of approximately $17.3 million in the second quarter of 2003. This loss is included in loss from discontinued operations in the Statements of Operations for the three and six months ended June 30, 2003. From July 1, 2003 through October 1, 2003, AAT purchased 153 towers pursuant to which the Company anticipates recognizing an aggregate gain, net of provisions for purchase price adjustments, of approximately $16 million. The Company expects its cumulative loss on the entire transaction to be approximately $2 million. At June 30, 2003, approximately $20.0 million of the proceeds were held by an escrow agent in accordance with certain performance and indemnity obligation provisions of the agreement.

In consideration of the Company’s recent tower sale to AAT, the Company evaluated the scope and operating plan with respect to the 68 remaining towers in the same geographic market as the towers sold to AAT. This evaluation resulted in the Company’s decision to sell all tower operations in this geographic market. The Company has begun to market these towers for sale on its own and believes that the activities necessary to sell the towers will be completed within one year. As a result of this decision, the Company has accounted for the remaining 68 towers as discontinued operations which includes the 17 towers subsequently excluded from the AAT transaction. An impairment charge of approximately $4.0 million was recorded related to these towers in the second quarter of 2003. This charge was to write down the carrying value of these towers to their fair value less estimated costs to sell. This charge is included in loss from discontinued operations in the Statements of Operations for the three and six months ended June 30, 2003.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company has classified the operating results of the 784 towers and 68 towers as discontinued operations in the accompanying consolidated financial statements. All prior periods have been reclassified to conform to the current year presentation.

The discontinued operations affect only the Company’s site leasing segment. The following is a summary of the operating results of the discontinued operations:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(in thousands)
Revenues	$3,945	$6,003	$10,489	$11,709

Site leasing gross profit	$2,533	$3,788	$6,832	$7,492

Loss from discontinued operations, net of income taxes	$(4,872)	$(833)	$(5,337)	$(1,596)
Loss on disposal of discontinued operations, net of income taxes	(17,262)	—	(17,262)	—

Loss from discontinued operations, net of taxes	$(22,134)	$(833)	$(22,599)	$(1,596)

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

The following is a summarized balance sheet presenting the carrying amounts of the major classes of assets and liabilities related to discontinued operations as of June 30, 2003 and December 31, 2002. The June 30, 2003 balance sheet includes the 153 towers sold to AAT, which had not yet closed as of June 30, 2003. The December 31, 2002 balance sheet includes all 784 towers included in the AAT sale as no towers had been sold as of that date. In addition, both periods include the remaining 68 towers included in the western two-thirds of the United States which are currently held for sale.

	As of June 30, 2003	As of December 31, 2002
	(in thousands)

Property and equipment, net	$41,492	$199,167
Other assets	1,216	4,158

Assets held for sale	$42,708	$203,325

Liabilities held for sale	$683	$2,685

4. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). This standard requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The standard was adopted by the Company effective January 1, 2003. As a result of the Company’s obligation to restore leaseholds to their original condition upon termination of ground leases underlying a majority of the Company’s towers and the Company’s estimate as to the probability of incurring these obligations, the Company recorded a cumulative effect adjustment of approximately $0.5 million, which is reflected in the Statement of Operations for the six months ended June 30, 2003. The adoption of SFAS 143 resulted in an increase in tower fixed assets of approximately $0.9 million and the recording of an asset retirement obligation liability of approximately $1.4 million in the first quarter of 2003. See Note 5.

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

The following pro-forma summary presents the Company’s loss from continuing operations, net loss and related loss per share information as if the Company had been accounting for asset retirement obligations under SFAS 143 for all of the periods presented:

	For the three months ended June 30, 2002	For the six months ended June 30, 2002
	(in thousands, except per share data)

Loss from continuing operations before cumulative effect of changes in accounting principles	$(42,298)	$(124,811)

Per share loss from continuing operations before cumulative effect of changes in accounting principles	$(0.84)	$(2.49)

Net loss	$(43,138)	$(187,094)

Per share net loss	$(0.86)	$(3.74)

The following summarizes the activity of the asset retirement obligation liability:

	For the six months ended June 30,
	2003	2002
	(in thousands)
Asset retirement obligation at January 1	$—	$1,061
Liability recorded in transition	1,140	—
Accretion expense	54	46
Revision in estimates	202	—

Asset retirement obligation at June 30	$1,396	$1,107

b. SFAS 142

During 2002, the Company completed the transitional impairment test of goodwill required under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which was adopted effective January 1, 2002. As a result of completing the required transitional test, the Company recorded a charge retroactive to the adoption date for the cumulative effect of the accounting change in the amount of $60.7 million, representing the excess of the carrying values of reporting units as compared to their estimated fair values. Of the total $60.7 million cumulative effect adjustment, $58.5 million related to the site development construction reporting segment and $2.2 million related to the site leasing reporting segment. The $60.7 million cumulative effect adjustment is included in the Consolidated Statement of Operations for the six months ended June 30, 2002. The Company currently does not have any remaining goodwill or other intangible assets subject to SFAS 142.

6. RESTRICTED CASH

Restricted cash at June 30, 2003 was $33.2 million. This balance includes $13.2 million of cash pledged as collateral to secure certain indemnification obligations of the Company and certain of its affiliates related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business, $10.2 million of which is long-term in nature and is included in other assets in the June 30, 2003 Consolidated Balance Sheet. Approximately $3.0 million of the collateral relates to payment and performance bonds which are shorter term in nature and are included in restricted cash and reflected as a current asset. The remaining $20.0 million of restricted cash relates to funds being held by an escrow agent in accordance with certain performance and indemnity obligation provisions of the AAT purchase and sale agreement. These funds are classified as current as they are expected to be released to the Company during the next twelve months. Subsequent to June 30, 2003, $12.5 million of restricted cash held in escrow in connection with the AAT transaction was released from escrow.

7. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of June 30, 2003	As of December 31, 2002
	(in thousands)

Costs incurred on uncompleted contracts	$48,015	$74,506
Estimated earnings	5,473	17,148
Billings to date	(48,180)	(83,591)

	$5,308	$8,063

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	As of June 30, 2003	As of December 31, 2002
	(in thousands)

Costs and estimated earnings in excess of billings on uncompleted contracts	$7,189	$10,425
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,881)	(2,362)

	$5,308	$8,063

8. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of June 30, 2003	As of December 31, 2002
	(in thousands)

Towers and related components	$1,053,981	$1,057,744
Construction-in-process	1,534	4,595
Furniture, equipment and vehicles	40,200	40,883
Land, buildings and improvements	16,391	16,500

	1,112,106	1,119,722
Less: Accumulated depreciation and amortization	(215,487)	(179,669)

Property and equipment, net	$896,619	$940,053

Construction-in-process represents costs incurred related primarily to towers that are under development and will be used in the Company’s operations. See Note 12.

Depreciation expense was $20.5 million and $19.7 million for the three months ended June 30, 2003 and 2002, respectively, and $41.7 million and $41.3 million for the six months ended June 30, 2003 and 2002, respectively.

9. ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of June 30, 2003	As of December 31, 2002
	(in thousands)

Salaries and benefits	$1,323	$1,791
Real estate and property taxes	6,705	5,289
Restructuring and other charges	1,143	1,706
Insurance	1,409	3,738
Tower sale indemnity obligations, see Note 3	9,203	—
Other	2,248	1,419

	$22,031	$13,943

10. CURRENT AND LONG-TERM DEBT

	As of June 30, 2003	As of December 31, 2002
	(in thousands)
10 1/4% senior notes, unsecured, interest payable semi-annually, balloon principal payment of $500,000 due at maturity on February 1, 2009, including deferred gain related to termination of derivative of $4,905 and $5,236 at June 30, 2003 and December 31, 2002, respectively. See Note 19.	$504,905	$505,236

12% senior discount notes, net of unamortized original issue discount of $5,077 at December 31, 2002, unsecured, cash interest payable semi-annually in arrears beginning September 1, 2003, balloon principal payment of $244,000 due at maturity on March 1, 2008. See Note 19.	244,000	263,923

Senior secured credit facility loans, interest at varying cash rates (5.10% to 5.32% at June 30, 2003). Additional interest accrues at 3.5% and is payable at maturity.	145,709	—

Senior secured credit facility loans. This facility was paid in full May 9, 2003.	—	255,000

Notes payable, interest at varying rates (2.9% to 11.4% at June 30, 2003, maturing at various dates through 2004).	74	123

	894,688	1,024,282

Less: current maturities	(6,558)	(60,083)

Long-term debt	$888,130	$964,199

On May 9, 2003, Telecommunications closed a new senior credit facility in the amount of $195.0 million from General Electric Capital Corporation and affiliates of Oak Hill Advisors, Inc. The new facility consisted of $95.0 million of term loans and a $100.0 million revolving line of credit, which may be borrowed, repaid and redrawn and which converts to a term loan April 30, 2004 at the then outstanding balance. Amortization of amounts borrowed under this facility commences in 2004, at an annual rate of 10% in 2004 and 15% in each of 2005, 2006 and 2007. All remaining amounts are due and payable at maturity on December 31, 2007. Amounts borrowed under this facility accrue interest at LIBOR plus 400 basis points. Additional interest of 3.5% per annum also accrues but is not payable until maturity. This 3.5% interest converts into a term loan at the end of each quarter ($0.7 million was converted at June 30, 2003). The new facility is pre-payable at Telecommunications’ option at decreasing premium amounts through May 2007. Amounts borrowed under the new facility are secured by a first lien on substantially all of Telecommunications’ assets. In addition, each of Telecommunications’ domestic subsidiaries has guaranteed the obligations of Telecommunications under the senior credit facility and has pledged substantially all of their respective assets to secure such guarantee, and the Company has pledged substantially all of its assets to secure Telecommunications’ obligations under the senior credit facility.

This new credit facility requires Telecommunications to maintain specified financial ratios, including ratios regarding its debt coverage, debt service, cash interest expense and fixed charges for each quarter. This new senior credit facility contains affirmative and negative covenants that, among other things, restricts its ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants. Telecommunications’ ability in the future to comply with the covenants and access the available funds under the senior credit facility in the future will depend on its future financial performance.

On May 9, 2003, Telecommunications used the proceeds from the new facility, cash on hand and a portion of the proceeds from the first closing of its sale of towers to AAT to repay the prior credit facility in full. As a result of this prepayment, Telecommunications has written off deferred financing fees associated with this facility of approximately $4.4 million during the second quarter of 2003. Additionally, as of June 30, 2003, Telecommunications had recorded deferred financing fees of approximately $7.6 million associated with the new credit facility.

In the second quarter of 2003, the Company repurchased $25.0 million of principal amount of its 12% senior discount notes in open market transactions for $24.8 million plus accrued interest in cash. These repurchases resulted in a loss of approximately $0.4 million which is included in write-off of deferred financing fees and loss on extinguishment of debt in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2003. Subsequent to June 30, 2003, the Company repurchased in the open market, $25.0 million in principal amount of its 12% senior discount notes for $25.5 million plus accrued interest in cash and exchanged $10.0 million in principal amount of its 10¼% senior notes for 2.85 million shares of Class A common stock. See Note 19.

11. SHAREHOLDERS’ EQUITY

From time to time, restricted shares of Class A common stock or options to purchase shares of Class A common stock have been granted under the Company’s equity participation plans at prices below market value at the time of grant. As a result, the Company expects to record approximately $0.8 million of non-cash compensation expense in 2003 and $0.5 million in non-cash compensation expense in each year from 2004 through 2006. In addition, the Company had bonus agreements with certain executives and employees to issue shares of the Company’s Class A common stock in lieu of cash payments. The Company recorded approximately $0.5 million and $1.1 million of non-cash compensation expense in the six months ended June 30, 2003 and 2002, respectively.

12. RESTRUCTURING AND OTHER CHARGES

In February 2002, as a result of the continuing deterioration of capital market conditions for wireless carriers, the Company further reduced its capital expenditures for new tower development and acquisition activities, suspended any material new investment for additional towers, reduced its workforce and closed or consolidated offices. Under the existing capital market conditions, the Company did not anticipate building or buying a material number of new towers beyond those it was contractually obligated to build or buy, thereby resulting in the abandonment of a majority of its new tower build and acquisition work in process during 2002. In connection with this restructuring, a portion of the Company’s workforce has been reduced and certain offices have been closed, substantially all of which were primarily dedicated to new tower development activities. As a result of the implementation of its plans, the Company recorded a restructuring charge of $37.7 million and $7.7 million in the first and second quarters of 2002, respectively, in accordance with SFAS 144, and Emerging Issues Task Force 94-3, Liability Recognition for Certain Employee Termination Benefits And Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring.

Of the $45.4 million charge recorded during the six months ended June 30, 2002, approximately $39.1 million related to the abandonment of new tower build and acquisition work in process and related construction materials on approximately 758 sites. The remaining $6.3 million of restructuring expense related primarily to the costs of employee separation for approximately 420 employees and exit costs associated with the closing and consolidation of approximately 32 offices. The accrual of approximately $1.0 million remaining at June 30, 2003, with respect to the above plan relates primarily to remaining obligations through the year 2012 associated with offices exited or downsized as part of this plan.

The following summarizes the activity related to the 2002 restructuring plan for the six months ended June 30, 2003:

	Accrued as of January 1, 2003	Restructuring Charges (Reductions)	Adjustments		Payments Related to January 1, 2003 Accrual	Accrual as of June 30, 2003
			Cash	Non-Cash
	(in thousands)

Abandonment of new tower build work in process	$—	$44	$—	$(44)	$—	$—
Employee separation and exit costs	1,706	(53)	(38)	91	(664)	1,042

	$1,706	$(9)	$(38)	$47	$(664)	$1,042

In February 2003, in response to the continued deterioration in expenditures by wireless service providers, particularly with respect to site development activities, the Company committed to a new plan of restructuring associated with further downsizing activities, including a reduction in workforce and closing or consolidation of offices. As a result of the implementation of its plans, the Company recorded a restructuring charge of $1.4 million during the six months ended June 30, 2003 in accordance with SFAS 146. Of the $1.4 million charge recorded during the six months ended June 30, 2003, approximately $0.5 million related to the abandonment of new tower build work in process. The remaining $0.9 million related primarily to the costs of employee separation for approximately 110 employees and exit costs associated with the closing and consolidation of approximately twelve offices. In connection with employee separation costs, the Company paid approximately $0.4 million in one-time termination benefits. Of the $1.4 million in expense recorded during the six months ended June 30, 2003, $1.2 million pertains to the Company’s site development segment and $0.2 million pertains to the Company’s site leasing segment. Approximately $1.2 million and $0.2 million of this charge was recorded during the first and second quarters, respectively. Approximately $0.1 million related to the 2003 restructuring plan remains in accrued liabilities at June 30, 2003, primarily representing future lease obligations related to closed offices.

The following summarizes the activity related to the 2003 restructuring plan for the six months ended June 30, 2003, is as follows:

	Restructuring Charges	Adjustments		Accrual as of June 30, 2003
		Cash	Non-Cash
Abandonment of new tower build work in process	$459	$—	$(459)	$—
Employee separation and exit costs	922	(684)	(137)	101

	$1,381	$(684)	$(596)	$101

13. ASSET IMPAIRMENT CHARGES

In accordance with SFAS 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows. Estimates and assumptions inherent in the impairment evaluation include, but are not limited to, general market conditions, historical operating results, lease-up potential and expected timing of lease-up. During the second quarter of 2003, the Company modified its future tower lease-up assumptions for certain tower assets that had not achieved expected lease-up results. The changes to the future cash flow expectations and the resulting change in the fair value of these towers, as determined using a discounted cash flow analysis, resulted in an impairment charge of $10.3 million during the second quarter of 2003 related to approximately 40 operating towers. This amount is included in asset impairment charges in both the three and six months ended June 30, 2003, Consolidated Statements of Operations.

During the first quarter of 2003, tower assets previously impaired in 2002 were evaluated under the provisions of recently adopted SFAS 143 as to the existence of asset retirement obligations. In connection with the adoption of SFAS 143, effective January 1, 2003, approximately $0.5 million of additional tower costs were capitalized to the previously impaired assets effective January 1, 2003. The recoverability of the capitalized tower costs were evaluated in accordance with the provisions of SFAS 144 and determined to be impaired. As discussed above, during the second quarter of 2003, we identified approximately 40 additional operating towers that were determined to be impaired.

During the first and second quarters of 2002, the Company recorded goodwill totaling approximately $9.2 million resulting from the achievement of certain earn-out obligations under various construction acquisition agreements entered into prior to July 1, 2001. In accordance with SFAS 142, goodwill is subject to an impairment assessment at least annually, or at any time that indicators of impairment are present. The Company determined that as of June 30, 2002, indicators of impairment were present, thereby requiring an impairment analysis be completed. The indicators of impairment giving rise to this analysis included significant deterioration of overall Company value, continued negative trends with respect to wireless carrier capital expenditure plans and related demand for wireless construction services, and perceived reduction in value of similar site development construction services businesses. As a result of this analysis, using a discounted cash flow valuation method for estimating fair value, $9.2 million of goodwill within the site development construction reporting segment was determined to be impaired as of June 30, 2002 and was written off.

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

The Black-Scholes option-pricing model was used with the following assumptions:

	Six months ended June 30,
	2003	2002
Risk free interest rate	2.0%	4.25%
Dividend yield	0%	0%
Expected volatility	90%	99%
Expected lives	4 years	4 years

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation:

	Six months ended June 30,
	2003	2002
	(in thousands, except per share data)

Net loss, as reported	$(101,337)	$(186,988)
Non-cash compensation charges included in net loss	486	1,112
Incremental stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,097)	(3,753)

Pro forma net loss	$(102,948)	$(189,629)

Loss per share:
Basic and diluted – as reported	$(1.98)	$(3.73)
Basic and diluted – pro forma	$(2.01)	$(3.79)

The effect of applying SFAS 123 in the pro-forma disclosure is not necessarily indicative of future results.

15. INCOME TAXES

The components of the provision for income taxes are as follows:

	Six months ended June 30,
	2003	2002
	(in thousands)

Federal income tax	$26,585	$42,943
State income tax	(935)	(1,033)
Change in valuation allowance	(26,585)	(42,943)

	$(935)	$(1,033)

The Company has taxable losses in the six months ended June 30, 2003 and 2002, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more likely than not” that the Company will generate sufficient taxable income in future periods to recognize the assets.

16. DERIVATIVE FINANCIAL INSTRUMENT

The Company previously had an interest rate swap agreement to manage its exposure to interest rate movements by effectively converting a portion of its fixed rate senior notes to variable rates. The swap qualified as a fair value hedge. The counter-party to the interest rate swap agreement terminated the agreement in October 2002. In connection with this termination, the counter-party paid the Company $6.2 million, which included approximately $0.8 million in accrued interest. The remaining approximately $5.4 million received was deferred and is being recognized as a reduction to interest expense over the remaining term of the senior notes using the effective interest method. Amortization of the deferred gain during the three and six months ended June 30, 2003 was approximately $0.2 million and $0.3 million, respectively. The remaining deferred gain balance at June 30, 2003 and December 31, 2002, was $4.9 million and $5.2 million, respectively, and is included in long-term debt in the Consolidated Balance Sheets.

17. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

The Company sometimes agrees to pay additional acquisition purchase price consideration if the towers or businesses that are acquired meet or exceed certain earnings or new tower targets in the 1-3 years after they have been acquired. As of June 30, 2003, the Company had an obligation to pay up to an additional $1.5 million in consideration if new tower targets related to previous acquisition agreements within the Company’s site leasing segment are met. At the Company’s option, a majority of the additional consideration may be paid in cash or shares of Class A common stock. The Company records such obligations as additional consideration when it becomes probable that the earnings targets will be met. As of December 31, 2002, certain earnings targets associated with an acquisition within the site development construction segment were achieved, and therefore, the Company accrued approximately $2.0 million within other current liabilities on the Consolidated Balance Sheet. This amount was paid in cash in February 2003.

Other assets in the June 30, 2003 Consolidated Balance Sheet include $10.2 million of cash pledged as collateral to secure certain indemnification obligations of the Company and certain of its affiliates related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business.

18. SEGMENT DATA

The Company operates principally in three business segments: site development consulting, site development construction and site leasing. The Company’s reportable segments are strategic business units that offer different services. These business units are managed separately based on the fundamental differences in their operations. Revenues, cost of revenues, gross profit, capital expenditures (including assets acquired through the issuance of shares of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company operates are presented below:

	Site Leasing	Site Development Consulting	Site Development Construction	Amounts Not Identified by Segment	Total
	(in thousands)
Three months ended
June 30, 2003
Revenues	$31,710	$3,763	$14,902	$—	$50,375
Cost of revenues	10,577	3,389	13,538	—	27,504
Gross profit	21,133	374	1,364	—	22,871
Capital expenditures, acquisitions and related earn-outs	3,008	32	137	7	3,184

Three months ended
June 30, 2002
Revenues	$28,232	$8,278	$27,095	$—	$63,605
Cost of revenues	9,496	6,031	22,531	—	38,058
Gross profit	18,736	2,247	4,564	—	25,547
Capital expenditures, acquisitions and related earn-outs	24,496	45	19	326	24,886

Six months ended
June 30, 2003
Revenues	$62,713	$8,422	$30,917	$—	$102,052
Cost of revenues	21,292	7,356	28,265	—	56,913
Gross profit	41,421	1,066	2,652	—	45,139
Capital expenditures, acquisitions and related earn-outs	9,001	109	2,400	110	11,620

Six months ended
June 30, 2002
Revenues	$55,066	$15,315	$51,461	$—	$121,842
Cost of revenues	18,734	11,451	41,790	—	71,975
Gross profit	36,332	3,864	9,671	—	49,867
Capital expenditures, acquisitions and related earn-outs	61,935	196	888	9,358	72,377

Assets
As of June 30, 2003	$961,380	$10,430	$38,869	$72,288	$1,082,967
As of December 31, 2002	957,768	13,294	54,755	277,548	1,303,365

Assets not identified by segment consist primarily of assets held for sale and general corporate assets.

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

19. SUBSEQUENT EVENTS

From July 1, 2003 through October 1, 2003, AAT purchased 153 towers pursuant to which the Company anticipates recognizing an aggregate gain, net of provisions for purchase price adjustments of approximately $16 million. The Company expects its cumulative loss on the entire transaction to be approximately $2 million.

Subsequent to June 30, 2003, the Company repurchased an additional $25.0 million in principal amount of its 12% senior discount notes in open market transactions. The Company paid $25.5 million plus accrued interest in cash and recognized a loss of $1.1 million related to the early retirement of these notes. The Company also repurchased $10.0 million in principal amount of its 10¼% senior notes in exchange for 2.85 million shares of Class A common stock, and recognized a gain of $0.7 million related to this debt repurchase.

In July 2003, in response to the Company’s continued restructuring of the services side of its business to address changing market demand and the Company’s decision to rely on a greater percentage of subcontractor labor, the Company committed to a new plan of restructuring associated with further downsizing activities. The Company closed an additional three offices and eliminated the positions of approximately 30 employees during the third quarter of 2003, substantially all related to the Company’s site development operations. The Company incurred a restructuring charge related to these costs of approximately $1.1 million.

In connection with an employment agreement with one of the Officers of the Company, the Company was obligated to pay an amount equal to the difference between $1.0 million and the value of all vested options and restricted stock belonging to the officer on September 19, 2003. This obligation was settled in September 2003 in cash for $0.9 million. This amount had been expensed over the three year period of the original agreement as non cash compensation expense. The Company had the option of settling the obligation in cash or shares of Class A common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of over 3,000 wireless communications towers in the eastern third of the United States. We generate revenues from our two primary business lines, site leasing and site development. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own or manage for or lease from others. The towers that we own have been constructed by us at the request of a carrier, built or constructed based on our own initiative or acquired. In our site development business, we offer wireless service providers assistance in developing and maintaining their own wireless service networks.

We are continuing to shift our revenue stream from project driven revenues to recurring revenues through the leasing of antenna space at, or on, communication towers. We intend to emphasize our site leasing business through the leasing and management of tower sites. Subsequent to the sale of towers to AAT Communications Corp. (“AAT”), we have focused our leasing activities in the eastern third of the United States where substantially all of our remaining towers are located.

As we continue to shift our revenue mix more towards site leasing, operating results in prior periods may not be meaningful predictors of future results. You should be aware of the dramatic changes in the nature and scope of our business when reviewing the ensuing discussion of comparative historical results. The 784 towers sold to AAT through October 1, 2003 have been accounted for as discontinued operations in accordance with generally accepted accounting principles. Additionally, the 68 towers located in the western two-thirds of the United States that we have decided to sell have also been accounted for as discontinued operations in accordance with generally accepted accounting principles. All discussion related to the Consolidated Statements of Operations for the periods discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been adjusted to reflect these towers as discontinued operations.

As a result of the discontinued operations, we restated our previously issued consolidated financial statements for the years ended December 31, 2002 and 2001 to reflect discontinued operations. In addition to the reclassifications for discontinued operations, we restated our 2002 and 2001 consolidated financial statements to reflect changes in 2001 primarily to eliminate net deferred tax liabilities and goodwill that arose from previous business combinations, the accounting for earn-out obligations settled in 2002 from previous business combinations and certain other adjustments. As a result of the adjustments described above, the accompanying results of operations for the three and six months ended June 30, 2002 have been adjusted to reduce the previously reported write-off of goodwill by approximately $24.2 million, consisting of a $19.9 million reduction in the cumulative effect of a change in accounting principle and a $4.3 million reduction in goodwill impairment charges.

The following discussion reflects the adjustments described above and in Note 2 to our condensed consolidated financial statements for the three and six months ended June 30, 2003. The following should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this report and the restated 2002 and 2001 consolidated financial statements filed on Form 8-K.

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

Site leasing revenues comprised 61.4% of total revenues for the six months ended June 30, 2003, and 45.1% of total revenues for the six months ended June 30, 2002. Site leasing contributed 91.8% of total gross profit for the six months ended June 30, 2003 and 72.9% of total gross profit for the six months ended June 30, 2002.

As a result of closings on the AAT transaction, we have reduced our tower portfolio by 784 towers. The first closing consisted of 631 towers and occurred on May 9, 2003. The subsequent closings occurred through October 1, 2003 and consisted of 153 towers. During the second quarter of 2003, to further improve efficiencies in our portfolio, we decided to sell the towers remaining in the western geographic markets, which were not part of the AAT transaction. We currently have 68 towers held for sale. Gross profit margins on the towers sold to AAT were relatively comparable to the gross profit margins on the towers we retained. Therefore, the sale of these towers is not expected to have a material impact on our site leasing gross profit margin. We do not anticipate making any other material changes to our tower portfolio in 2003.

As of June 30, 2003, we owned 3,022 towers, substantially all of which are in the eastern third of the United States. This number excludes the 153 towers sold to AAT subsequent to June 30,2003 and the 68 towers currently held for sale.

Site Development Services

Our site development business consists of two segments, site development consulting and site development construction, through which we provide wireless service providers a full range of end-to-end services. In the consulting segment of our site development business, we offer clients the following services: (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and antennas; (4) support in buying or leasing of the location; and (5) assistance in obtaining zoning approvals and permits. In the construction segment of our site development business, we provide a number of services, including, but not limited to the following: (1) tower and related site construction; (2) antenna installation; and (3) radio equipment installation, commissioning and maintenance.

Site development services revenues are received primarily from wireless communications companies or companies providing development or project management services to wireless communications companies. Our site development customers engage us on a project-by-project basis, and a customer can generally terminate an assignment at any time without penalty. Site development projects, both consulting and construction, include contracts on a time and materials basis or a fixed price basis. The majority of our site development services are billed on a fixed price basis. Time and materials based site development contracts are billed and revenue is recognized at contractual rates as the services are rendered. Our site development projects generally take from 3 to 12 months to complete.

For those site development consulting contracts in which we perform work on a fixed price basis, we bill the client, and recognize revenue, based on the completion of agreed upon phases of the project on a per site basis. Upon the completion of each phase we recognize the revenue related to that phase.

Our revenue from construction projects is recognized on the percentage-of-completion method of accounting, determined by the percentage of cost incurred to date compared to management’s estimated total anticipated cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contracts nears completion. Revenue from our site development construction business may fluctuate from period to period depending on construction activities, which are a function of the timing and amount of our clients’ capital expenditures, the number and significance of active customer engagements during a period, weather and other factors.

Cost of site development consulting revenue and construction revenue include all material costs, salaries and labor costs, including payroll taxes, subcontract labor, vehicle expense and other costs directly and indirectly related to the projects. All costs related to site development consulting projects and construction projects are recognized as incurred.

Our site development revenues and profit margins decreased significantly during 2002 and the first six months of 2003. This decrease was primarily attributable to the substantial decline in capital expenditures by wireless carriers, particularly for our site development construction services, which adversely affected our volume of activity and our pricing levels. Site development consulting revenues comprised 8.3% of total revenues for the first six months of 2003 and 12.6% for the first six months of 2002.

Site development construction revenues comprised 30.3% of total revenues for the first six months of 2003 and 42.2% for the first six months of 2002. Site development consulting contributed 2.4% of total gross profit for the first six months of 2003 and 7.7% for the first six months of 2002. Site development construction contributed 5.9% of total gross profit for the first six months of 2003 and 19.4% for the first six months of 2002.

Recent Developments

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

In March 2003, certain of our subsidiaries entered into a definitive agreement with AAT to sell up to an aggregate of 801 towers, which represented substantially all of our towers in the western two-thirds of the United States. Gross proceeds from the sale of all 801 towers were anticipated to be $203.0 million, subject to purchase adjustments for tower indemnity obligations. We ultimately sold 784 of the 801 towers, which closed in various stages through October 1, 2003. At the first closing on May 9, 2003, AAT paid approximately $145.0 million in cash for 631 towers. Because of potential purchase adjustments, we recognized proceeds of approximately $136 million which resulted in a loss of approximately $17.3 million in the second quarter of 2003. From July 1, 2003 through October 1, 2003, AAT purchased 153 towers pursuant to which we anticipate recognizing an aggregate gain, net of provisions for purchase price adjustments, of approximately $16 million. We expect our cumulative loss on the entire transaction to be approximately $2 million. At June 30, 2003, approximately $20.0 million of the proceeds were held by an escrow agent in accordance with certain performance and indemnity obligation provisions of the agreement.

In July 2003, in response to our continued restructuring of the services side of our business to address changing market demand and our decision to rely on a greater percentage of subcontractor labor, we committed to a new plan of restructuring associated with further downsizing activities. We closed an additional six offices and eliminated the positions of approximately 30 employees during the third quarter of 2003, substantially all related to our site development operations. We incurred a restructuring charge related to these costs of $1.1 million during the three months ended September 30, 2003 related to this plan.

In July 2003, we were awarded a network development contract from Sprint Spectrum L.P. We estimate that this contract will generate $70.0 to $90.0 million in site development revenue over the next 24 months.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to Consolidated Financial Statements for the year ended December 31, 2002, included in the Form 8-K, filed with the Securities and Exchange Commission on November 14, 2003. Note that our preparation of this quarterly report on Form 10-Q/A requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

Property and Equipment

Property and equipment are recorded at cost. Costs associated with the acquisition, development and construction of towers are capitalized as a cost of the towers. Costs for self-constructed towers include direct materials and labor, indirect costs and capitalized interest. Depreciation is provided using the straight-line method over the estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. We perform ongoing evaluations of the estimated useful lives of our property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repair items are expensed as incurred.

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

Restructuring Accruals

In establishing the accruals for the restructuring costs discussed in Note 12 to the consolidated financial statements, we made certain assumptions to estimate future severance costs and other exit costs. While we feel the assumptions were appropriate, there can be no assurance that actual costs will not differ from estimates used to establish the restructuring accrual. If actual results differ from the estimates, we may need to adjust, upward or downward, our restructuring accrual in the future.

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

RESULTS OF OPERATIONS

Second Quarter 2003 Compared to the Second Quarter 2002

Total revenues decreased 20.8% to $50.4 million for the second quarter of 2003 from $63.6 million for the second quarter of 2002, due to a decrease in site development revenue. Site leasing revenues increased 12.3% to $31.7 million for the second quarter of 2003, from $28.2 million for the second quarter of 2002, due primarily to the increased number of tenants and amount of equipment added to our towers. Total site development revenue decreased 47.2% to $18.7 million in the second quarter of 2003 from $35.4 million in the second quarter of 2002 due to decreases in both site development construction and site development consulting revenue. Site development construction revenues decreased 45.0% to $14.9 million for the second quarter of 2003 from $27.1 million for the second quarter of 2002, due primarily to the substantial decline in activity by wireless carriers, which adversely affected our volume of activity and our pricing levels. Site development consulting revenues decreased 54.5% to $3.8 million for the second quarter of 2003 from $8.3 million for the second quarter of 2002, which is also due to the continued weak environment for wireless carrier capital expenditures.

Total cost of revenues decreased 27.7% to $27.5 million for the second quarter of 2003 from $38.1 million for the second quarter of 2002. Site leasing cost of revenues increased 11.4% to $10.6 million for the second quarter of 2003 from $9.5 million for the second quarter of 2002, due primarily to increased repairs and maintenance as well as increases in property taxes. Site development cost of revenues decreased 40.7% to $16.9 million for the second quarter of 2003 from $28.6 million in the second quarter of 2002 resulting from a decrease in both cost of site development construction revenue and cost of site development consulting revenue. Site development construction cost of revenues decreased 39.9% to $13.5 million for the second quarter of 2003 from $22.5 million in the second quarter of 2002 due primarily to lower levels of activity. Site development consulting cost of revenues decreased 43.8% to $3.4 million for the second quarter of 2003 from $6.0 million for the second quarter of 2002 due primarily to lower levels of activity.

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

Asset impairment charges were $10.3 million for the second quarter of 2003 as compared to $9.2 million for the second quarter of 2002. The $10.3 million primarily relates to the impairment of approximately 40 operating towers held and used in operations. During the second quarter of 2003, we modified our future tower lease-up assumptions for certain tower assets which had not achieved expected lease-up results. The changes to the future cash flow expectations and the resulting change in fair value of these towers. as determined using a discounted cash flow analysis, resulted in an impairment charge. The $9.2 million relates to goodwill that was recorded during the first six months of 2002, which was determined to be impaired as of June 30, 2002. This determination was made based upon an impairment analysis performed in accordance with SFAS 142.

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

Operating loss from continuing operations was $(15.8) million for the second quarter 2003, as compared to an operating loss from continuing operations of $(20.0) million for the second quarter of 2002. This decrease in operating loss from continuing operations primarily is a result of lower restructuring and other charges being recorded in the second quarter of 2003 as compared to the second quarter of 2002.

Total other expenses increased to $29.3 million for the second quarter of 2003, as compared to $21.8 million for the second quarter of 2002, primarily as a result of the $4.8 million loss associated with the refinancing of our credit facility and debt repurchase activity during the quarter, and higher interest rates on our new credit facility.

As previously discussed, a total of 852 towers (784 towers sold to AAT and 68 currently held for sale) meet the criteria for discontinued operations treatment. Accordingly, we presented the results of these operations which was $(22.1) million and $(0.8) million, net of tax, as loss from discontinued operations in the Consolidated Statements of Operations for the three months ended June 30, 2003 and 2002, respectively. The increase in loss from discontinued operations resulted from a loss on sale of $17.3 million related to the AAT transaction and an asset impairment charge of $4.0 million related to the towers held for sale. The sale of 153 towers to AAT during the third and fourth quarters is expected to result in a gain of approximately $16.0 million.

Net loss was $(67.6) million for the second quarter of 2003 as compared to net loss of $(43.1) million for the second quarter of 2002. The increase in net loss in 2003 is primarily a result of the $17.3 million loss on disposal of discontinued operations, the $4.8 loss from the write-off of deferred financing fees and extinguishment of debt, and a $5.1 million decrease in site development gross profit as discussed above.

Six Months Ended June 30, 2003 as Compared to Six Months Ended June 30, 2002

Total revenues decreased 16.2% to $102.1 million for the six months ended June 30, 2003 from $121.8 million for the six months ended June 30, 2002, due to lower site development revenue. Site leasing revenues increased 13.9% to $62.7 million for the six months ended June 30, 2003, from $55.1 million for the six months ended June 30, 2002, due primarily to the increased amount of equipment added to our towers. Total site development revenue decreased 41.1% to $39.3 million in the first six months of 2003 from $66.8 million in the first six months of 2002 due to decreases in both site development construction and site development consulting revenue. Site development construction revenues decreased 39.9% to $30.9 million for the six months ended June 30, 2003 from $51.5 million for the six months ended June 30, 2002, due primarily to the substantial decline in demand by wireless carriers, which adversely affected our volume of activity and our pricing levels. Site development consulting revenues decreased 45.0% to $8.4 million for the six months ended June 30, 2003 from $15.3 million for the six months ended June 30, 2002, also due to the continued weak environment for wireless carrier capital expenditures.

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

Asset impairment charges were $10.7 million in the six months ended June 30, 2003 as compared to $25.5 million in the six months ended June 30, 2002. Approximately $10.0 million in 2003 and $16.4 million in 2002 relates to the impairment of approximately 40 and 144 tower sites, respectively, held and used in operations. The impairment of operational tower assets resulted primarily from our evaluation of the fair value of our operating tower portfolio through a discounted cash flow analysis. Towers determined to be impaired were primarily towers with no tenants and with little or no prospects for future lease-up. Approximately $0.7 million of additional asset impairment charge in 2003 resulted from the write-off of asset retirement obligations capitalized to previously impaired tower assets in connection with the implementation of SFAS 143. In addition, included in the 2002 asset impairment charge is $9.2 million of goodwill that was recorded during the first six months of 2002, which was determined to be impaired as of June 30, 2002. This determination was made based upon an impairment analysis performed in accordance with SFAS 142.

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

Operating loss from continuing operations was $(24.8) million for the six months ended June 30, 2003, as compared to an operating loss from continuing operations of $(80.8) million in the six months ended June 30, 2002. This decrease in operating loss from continuing operations primarily is a result of lower restructuring and other charges and asset impairment charges being recorded in the first six months of 2003 as compared to the first six months of 2002.

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

During 2002, we completed the transitional impairment test of goodwill required under SFAS 142, which was adopted effective January 1, 2002. As a result of completing the required transitional test, we recorded a charge retroactive to the adoption date for the cumulative effect of accounting change in the amount of $60.7 million representing the excess of the carrying value of reporting units as compared to estimated fair value. Of the total $60.7 million cumulative effect adjustment, which is included in the Statement of Operations for the six months ended June 30, 2002, $58.5 million related to the site development construction reporting segment and $2.2 million related to the site leasing reporting segment.

As previously discussed, a total of 852 towers (784 towers sold to AAT and 68 currently held for sale) meet the criteria for discontinued operations treatment. Accordingly, we presented the results of these operations which was $(22.6) million and $(1.6) million, net of tax, as loss from discontinued operations in the Consolidated Statements of Operations for the six months ended June 30, 2003 and 2002, respectively. The increase in loss from discontinued operations resulted from a loss on sale of $17.3 million related to the AAT transaction and an asset impairment charge of $4.0 million related to the towers held for sale. From July 1, 2003 through October 1, 2003, AAT purchased 153 towers pursuant to which we anticipate recognizing an aggregate gain, net of provisions for purchase price adjustments, of approximately $16 million.

Net loss was $(101.3) million in the six months ended June 30, 2003 as compared to net loss of $(187.0) million in the six months ended June 30, 2002. The decrease in net loss in 2003 is primarily a result of the significant decreases in restructuring and other charges, the asset impairment charges and the cumulative effect of changes in accounting principles net with a $21.0 million increase in loss from discontinued operations, in the first six months of 2003 as compared to the first six months of 2002.

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

As part of our plan to address our previously anticipated non-compliance with certain financial covenants under our prior senior credit facility and to reduce our significant level of indebtedness and the risks associated with such indebtedness, certain of our subsidiaries entered into a definitive agreement in March 2003, with AAT to sell up to an aggregate of 801 towers which represented substantially all of our towers in the western two-thirds of the United States.

On May 9, 2003, we completed the first stage of the sale to AAT, by selling 631 towers to AAT in exchange for gross cash proceeds of approximately $145.0 million. We recognized a loss of approximately $17.3 million in the second quarter of 2003 in connection with the first stage of the tower closings. Subsequent to June 30, 2003, we completed the final stages of the AAT tower sale by closing on the sale of an additional 153 towers. We anticipate recognizing an aggregate gain, net of provisions for purchase price adjustments, of approximately $16 million in the third and fourth quarters of 2003 in connection with this portion of the transaction. We expect our cumulative loss on the entire transaction to be approximately $2 million. The carrying value of the remaining 153 towers which closed subsequent to June 30, 2003, is approximately $41.8 million as of June 30, 2003. The purchase and sale agreement contains a number of provisions providing for adjustments to the purchase price and the exclusion of towers under certain limited circumstances. We anticipate that the final gross cash proceeds to be realized from the sale to AAT, after all potential purchase price adjustments, will be approximately $194 million.

Additionally, on May 9, 2003, Telecommunications closed on a new senior credit facility in the amount of $195.0 million. This new facility, with General Electric Capital Corporation (“GECC”) and affiliates of Oak Hill Advisors (“Affiliates of Oak Hill”) provides for $95.0 million in term loans and $100.0 million in revolving lines of credit, which may be borrowed, repaid and redrawn and which converts to a term loan April 30, 2004 at the then outstanding balance. Amortization of amounts borrowed under this facility commences in 2004, at an annual rate of 10% in 2004 and 15% in each of 2005, 2006 and 2007. All remaining amounts are due and payable at maturity on December 31, 2007. Amounts borrowed under this facility accrue interest at LIBOR plus 400 basis points. Additional interest of 3.5% per annum also accrues but is not payable until maturity. As of June 30, 2003, $0.7 million of this additional interest was converted to a term loan, resulting in a term loan balance at June 30, 2003 of $95.7 million. The new facility is pre-payable at our option at decreasing premium amounts through May 2007. Amounts borrowed under the new facility are secured by a first lien on substantially all of Telecommunications’ assets. In addition, each of Telecommunications’ domestic subsidiaries has guaranteed the obligations of Telecommunications under the senior credit facility and has pledged substantially all of their respective assets to secure such guarantee, and the Company has pledged substantially all of its assets to secure Telecommunications’ obligations under the senior credit facility.

This new credit facility requires Telecommunications to maintain specified financial ratios, including ratios regarding its debt coverage, debt service, cash interest expense and fixed charges for each quarter. This new senior credit facility contains affirmative and negative covenants that, among other things, restricts our ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants. Our ability in the future to comply with the covenants and access the available funds under the senior credit facility in the future will depend on our future financial performance. At June 30, 2003, we had $95.7 million outstanding under the term loan of the senior credit facility at variable cash rates of 5.10% to 5.12% and we had $50.0 million outstanding under the revolving credit facility at variable rates of 5.12% to 5.32%. Additionally, loans under this new facility accrue interest at the rate of 3.5% which is payable upon maturity. As of June 30, 2003 the remaining $50.0 million under the revolver was fully available to us. Additionally, as of June 30, 2003, we were in full compliance with all of the financial covenants of this facility.

We used the proceeds from the new credit facility, cash on hand and a portion of the proceeds from the AAT sale to repay the prior credit facility in full, consisting of $255.0 million outstanding. As a result of this prepayment, Telecommunications has written off deferred financing fees associated with this facility of approximately $4.4 million during the second quarter of 2003. The new credit facility matures in December 2007 and contains financial covenants that are less restrictive and better reflect our current and anticipated financial results. Based on the current projections and available cash, we believe we have the ability to fund our operations and meet our obligations as they become due for the foreseeable future.

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

Net cash provided by operations was $5.6 million during the six months ended June 30, 2003 compared to net cash used of $(6.6) million in 2002. This change is attributed to fluctuations in working capital, primarily accounts payable. Net cash provided by investing activities for the six months ended June 30, 2003 was $97.7 million compared to a use of $(63.5) million for 2002. This change was primarily attributable to the net proceeds in 2003 from the sale of 631 towers to AAT, a $23.0 million payment of restricted cash in 2003 and a significantly lower level of tower acquisitions and new build activity in 2003 compared to 2002. Net cash provided by (used in) financing activities for the six months ended June 30, 2003 was a use of $(142.4) million compared to $87.5 million being provided for the six months ended June 30, 2002. This increase is primarily attributed to net repayments of credit facility obligations by approximately $100.0 million. In addition, we paid $24.8 million plus accrued interest to repurchase a portion of our outstanding 12% senior discount notes.

During the six months ended June 30, 2003, we received $142.5 million in net proceeds from the sale of towers to AAT. In connection with these proceeds, $20.0 million was being held in an escrow account which secured certain performance and indemnity obligations. These proceeds, net with our cash capital spending, resulted in net cash provided by investing activities of $97.7 million for the six months ended June 30, 2003. Our cash capital expenditures for the six months ended June 30, 2003 were $9.1 million as compared to $53.4 million for the six months ended June 30, 2002. This decrease is a result of lower investment in new tower assets. We currently plan to make total cash capital expenditures during the second half of 2003 of $4.0 million to $6.0 million. All of these planned capital expenditures are expected to be funded by cash on hand, proceeds from the AAT transaction and cash flow from operations. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio and to complete pending build-to-suit obligations.

As of June 30, 2003 we had cash and current restricted cash of approximately $45.0 million. Our balance sheet reflected positive working capital of $38.2 million and $182.8 million as of June 30, 2003 and December 31, 2002, respectively. Two significant changes in working capital during the six month period were a decrease of $160.6 million in assets held for sale resulting from the first phase of the AAT sale and a $53.5 million reduction in the current portion of long-term debt.

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

In the second quarter of 2003 we repurchased some of our 12% senior discount notes in open market transactions. We repurchased $25.0 million of principal amount for $24.8 million plus accrued interest in cash. These repurchases resulted in a loss of approximately $0.4 million which is included in loss from write-off of deferred financing fees and extinguishment of debt on our Consolidated Statement of Operations for the three and six months ended June 30, 2003. Subsequent to June 30, 2003, we repurchased an additional $25.0 million of our 12% senior discount notes in open market transactions. We paid $25.5 million plus accrued interest in cash and recognized a loss of $1.1 million related to the early retirement of these securities. In addition, the Company exchanged $10.0 million of its 10¼% senior notes plus accrued interest for 2.85 million shares of Class A common stock and recognized a gain of $0.7 million related to this debt repurchase.

INFLATION

The impact of inflation on our operations has not been significant to date. However, we cannot assure you that a high rate of inflation in the future will not adversely affect our operating results.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This standard requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. We adopted this standard effective January 1, 2003. As a result of our obligation to restore leaseholds to their original condition upon termination of ground leases underlying a majority of our towers and our estimate as to the probability of incurring these obligations, we recorded a cumulative effect adjustment of approximately $0.5 million, which is reflected in the Statement of Operations for the six months ended June 30, 2003. The adoption of SFAS 143 resulted in an increase in tower fixed assets of approximately $0.9 million and the recording of an asset retirement obligation liability of approximately $1.4 million as of the date of adoption. See Note 5.

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

Senior Discount Note Disclosure Requirements

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

These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our estimates regarding the amount of gain that will result as a result of the sale of 153 towers subsequent to June 30, 2003;

•	our estimates regarding the amount of the cumulative loss resulting from the AAT transaction;

•	our estimates regarding our liquidity, our ability to fund operations and meet our obligations as they become due for the foreseeable future;

•	our estimate regarding the final aggregate gross cash proceeds to be generated by the AAT transaction;

•	our ability to sell the 68 towers remaining in the western two-thirds of the United States;

•	our estimates of the amount and timing of site development revenue to be generated from the network development contract with Sprint Spectrum L.P.;

•	our strategy to focus our business on the site leasing business, and the consequential shift in our revenue stream from project driven revenues to recurring revenues;

•	our estimate that we will not make any material changes to our tower portfolio in 2003;

•	our belief that the sale of towers to AAT will not have a material impact on our site leasing gross margin;

•	our intent to focus our tower ownership activities in the eastern United States;

•	our estimates regarding the scope of the new plan of restructuring undertaken in the third quarter of 2003 and amount of the restructuring charge to be incurred;

•	our estimates regarding certain financial numbers, including our estimate of the amount of capital expenditures, and funding sources, for the six months ending December 31, 2003;

•	our belief regarding the financial impact of certain accounting pronouncements; and

•	our estimate of non-cash compensation expense in each year from 2003 through 2006.

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

•	our inability to sufficiently increase our revenues and maintain or decrease expenses and cash capital expenditures sufficiently to permit us to fund our operations and meet our obligations as they become due for the foreseeable future;

•	our potential adjustments to the purchase price of the AAT transaction;

•	our ability to identify suitable purchasers for the additional 68 towers we have decided to sell and enter into agreements on mutually acceptable terms;

•	the inability of our clients to access sufficient capital or their unwillingness to expend capital to fund network expansion or enhancements;

•	our ability to continue to comply with covenants and the terms of our senior credit facility and to access sufficient capital to fund our operations;

•	our ability to secure as many site leasing tenants as planned;

•	our ability to expand our site leasing business and maintain or expand our site development business;

•	our ability to successfully address zoning issues;

•	our ability to retain current lessees on our towers;

•	the actual amount and timing of services rendered and revenues received under our contract with Sprint;

•	our ability to realize economies of scale for our tower portfolio;

•	the impact of our lack of a permanent Chief Financial Officer and our inability to timely hire a permanent Chief Financial Officer; and

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry.

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

In performing the audits of our consolidated financial statements for the years ended December 31, 2001 and 2002 and the interim reviews of our consolidated financial statements for the three and six month periods ended June 30, 2003, our independent auditors, Ernst & Young LLP noted a matter involving internal control and its operation that it considers to be a material weakness. Specifically, Ernst & Young LLP noted that we did not have an adequate process in place to ensure that the appropriate personnel, with adequate understanding of the relevant generally accepted accounting principles and financial reporting implications, thoroughly assessed and applied the proper accounting and reporting principles to certain significant asset or business acquisition and disposition transactions.

To address the matter identified, we have agreed to establish a process to ensure that our Chief Financial Officer and Chief Accounting Officer are involved throughout each significant asset or business acquisition or disposition and that such officers have the appropriate knowledge of generally accepted accounting principles and consult the applicable accounting literature and outside professionals as appropriate. We will also continue to actively pursue our search for a qualified individual to fill the vacancy in our Chief Financial Officer position.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2003	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

November 14, 2003	/s/ John F. Fiedor
John F. Fiedor
Chief Accounting Officer
(acting as Principal Financial Officer)