Form 10-Q
period 2003-09-30
SBA COMMUNICATIONS CORP
filed 2003-11-14
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,559,844 shares of Class A common stock and 5,455,595 shares of Class B common stock as of November 13, 2003.

SBA COMMUNICATIONS CORPORATION

ITEM 1: UNAUDITED FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par values)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$35,285	$61,141
Restricted cash	23,017	—
Accounts receivable, net of allowances of $2,728 and $5,572 in 2003 and 2002, respectively	18,929	36,292
Costs and estimated earnings in excess of billings on uncompleted contracts	10,181	10,425
Prepaid and other current assets	5,074	5,129
Assets held for sale	8,479	203,325

Total current assets	100,965	316,312
Property and equipment, net	878,985	940,053
Deferred financing fees, net	22,803	24,517
Other assets	31,225	18,779
Intangible assets, net	2,709	3,704

Total assets	$1,036,687	$1,303,365

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,360	$16,810
Accrued expenses	21,991	13,943
Deferred revenue	10,349	11,142
Interest payable	11,293	22,919
Long-term debt, current portion	13,042	60,083
Billings in excess of costs and estimated earnings on uncompleted contracts	849	2,362
Other current liabilities	2,411	3,595
Liabilities held for sale	450	2,685

Total current liabilities	73,745	133,539

Long-term liabilities:
Long-term debt	867,598	964,199
Deferred revenue	669	703
Other long-term liabilities	3,235	1,434

Total long-term liabilities	871,502	966,336

Commitments and contingencies
Shareholders’ equity:
Common stock-Class A par value $.01 (200,000 shares authorized, 48,559 and 45,674 shares issued and outstanding in 2003 and 2002, respectively)	486	457
Common stock-Class B par value $.01 (8,100 shares authorized, 5,456 shares issued and outstanding in 2003 and 2002)	55	55
Additional paid-in capital	676,365	667,441
Accumulated deficit	(585,466)	(464,463)

Total shareholders’ equity	91,440	203,490

Total liabilities and shareholders’ equity	$1,036,687	$1,303,365

The accompanying condensed notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Site leasing	$32,160	$29,705	$94,873	$84,771
Site development	20,215	31,087	59,554	97,863

Total revenues	52,375	60,792	154,427	182,634

Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	10,457	11,025	31,749	29,755
Cost of site development	19,358	25,885	54,979	79,126

Total cost of revenues	29,815	36,910	86,728	108,881

Gross profit	22,560	23,882	67,699	73,753

Operating expenses:
Selling, general and administrative	7,933	8,654	23,385	26,395
Restructuring and other charges	1,066	1,225	2,438	46,631
Asset impairment charges	50	—	10,767	25,545
Depreciation, accretion and amortization	21,066	22,193	63,472	64,173

Total operating expenses	30,115	32,072	100,062	162,744

Operating loss from continuing operations	(7,555)	(8,190)	(32,363)	(88,991)

Other income (expense):
Interest income	120	338	373	434
Interest expense	(21,534)	(13,677)	(61,177)	(40,325)
Non-cash interest expense	(1,410)	(7,327)	(7,210)	(21,423)
Amortization of debt issuance costs	(1,343)	(1,134)	(3,770)	(3,325)
Write-off of deferred financing fees and loss on extinguishment of debt	(408)	—	(5,250)	—
Other	(25)	11	(16)	(29)

Total other expense	(24,600)	(21,789)	(77,050)	(64,668)

Loss from continuing operations before provision for income taxes and cumulative effect of changes in accounting principles	(32,155)	(29,979)	(109,413)	(153,659)

Provision for income taxes	(433)	(541)	(1,368)	(1,577)

Loss from continuing operations before cumulative effect of changes in accounting principles	(32,588)	(30,520)	(110,781)	(155,236)

Gain (loss) from discontinued operations, net of income taxes	12,922	(1,153)	(9,677)	(2,752)

Loss before cumulative effect of changes in accounting principles	(19,666)	(31,673)	(120,458)	(157,988)

Cumulative effect of changes in accounting principles	—	—	(545)	(60,674)

Net loss	$(19,666)	$(31,673)	$(121,003)	$(218,662)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – (Continued)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Basic and Diluted Loss Per Common Share Amounts:
Loss from continuing operations before cumulative effect of changes in accounting principles	$(0.62)	$(0.60)	$(2.15)	$(3.09)
Gain (loss) from discontinued operations	0.24	(0.02)	(0.19)	(0.05)
Cumulative effect of changes in accounting principles	—	—	(0.01)	(1.21)

Net loss per common share	$(0.38)	$(0.62)	$(2.35)	$(4.35)

Weighted average number of common shares	52,394	50,745	51,557	50,300

The accompanying condensed notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(unaudited)

(in thousands)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total
	Class A		Class B
	Number	Amount	Number	Amount
BALANCE, December 31, 2002	45,674	$457	5,456	$55	$667,441	$(464,463)	$203,490
Non-cash compensation	—	—	—	—	717	—	717
Common stock issued in exchange for 10¼% senior notes	2,854	29	—	—	9,103	—	9,132
Payment of restricted stock guarantee	—	—	—	—	(936)	—	(936)
Common stock issued in connection with stock option plans	31	—	—	—	40		40
Net loss	—	—				(121,003)	(121,003)

BALANCE, September 30, 2003	48,559	$486	5,456	$55	$676,365	$(585,466)	$91,440

The accompanying condensed notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
	For the nine months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(121,003)	$(218,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, accretion and amortization	63,472	64,173
Non-cash restructuring and other charges	1,371	42,768
Asset impairment charges	10,767	25,545
Non-cash items reported in discontinued operations (primarily depreciation, asset impairment charges and loss on sale of towers)	12,298	12,452
Non-cash compensation expense	717	1,860
Provision for doubtful accounts	1,759	2,155
Amortization of original issue discount and debt issuance costs	8,847	24,748
Write-off of deferred financing fees and loss on extinguishment of debt	5,250	—
Amortization of deferred gain from derivative	(502)	—
Interest converted to term loan	1,850	—
Cumulative effect of changes in accounting principles	545	60,674
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	15,509	8,957
Costs and estimated earnings in excess of billings on uncompleted contracts	244	(5,001)
Prepaid and other current assets	(429)	441
Other assets	(3,979)	(4,184)
Accounts payable	(5,329)	(25,063)
Accrued expenses	(967)	(1,042)
Deferred revenue	762	4,388
Interest payable	(11,555)	(11,688)
Other liabilities	1,590	390
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,513)	(3,093)

Total adjustments	100,707	198,480

Net cash used in operating activities	(20,296)	(20,182)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,211)	(64,921)
Acquisitions and related earn-outs	(2,749)	(19,567)
Proceeds from sale of towers	188,449	—
Receipt (payment) of restricted cash	(31,760)	8,000

Net cash provided by (used in) investing activities	141,729	(76,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase/option plans	40	259
Borrowings under senior credit facility	330,000	138,000
Repayment of senior credit facility and notes payable	(420,067)	(406)
Payment of financing fees	(7,917)	(1,191)
Bank overdraft borrowings (repayments)	1,866	(11,547)
Repurchase of 12% senior discount notes	(50,275)	—
Payment of restricted stock guarantee	(936)	—

Net cash provided by (used in) financing activities	(147,289)	125,115

Net increase (decrease) in cash and cash equivalents	(25,856)	28,445

CASH AND CASH EQUIVALENTS:
Beginning of period	61,141	13,904

End of period	$35,285	$42,349

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$73,305	$55,629

Taxes	$1,624	$1,005

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2003	2002
NON-CASH ACTIVITIES:

Assets acquired in connection with acquisitions	$—	$10,396

Liabilities assumed in connection with acquisitions	$—	$(9,000)

Class A Common stock issued in connection with acquisitions	$—	$(1,396)

Class A Common stock issued in exchange for 10¼% senior notes and accrued interest	$9,132	$—

10¼% senior notes and accrued interest redeemed for Class A common stock	$(10,072)	$—

The accompanying condensed notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Form 8-K and Form 10Q/A filed on November 14, 2003 for SBA Communications Corporation. These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals and the adjustments described in Note 2) considered necessary for fair financial statement presentation have been made. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation. The results of operations for an interim period may not give a true indication of the results for the year.

As discussed in further detail in Notes 2 and 3, certain of the Company’s subsidiaries sold 784 towers to AAT Communications Corp. (“AAT”). In addition, the Company has classified 68 other towers as held for sale. The towers sold and held for sale consist of substantially all of the Company’s towers in the western two-thirds of the United States geographical market and are considered a component of the Company’s tower assets. Accordingly, the towers sold and held for sale have been accounted for as a discontinued operation. Therefore, the accompanying unaudited condensed consolidated financial statements presented herein have been restated to report separately the assets, liabilities, results of operations and cash flows of these discontinued operations.

During the nine months ended September 30, 2003 and 2002, the Company did not have any changes in its equity resulting from non-owner sources and, accordingly, comprehensive income (loss) was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

The Company has potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for all periods presented. There were 3.9 million and 1.8 million options outstanding at September 30, 2003 and 2002, respectively. During May 2003, the Company granted 1.5 million options at an exercise price of $2.10 per share.

2. RESTATEMENT

As discussed above, the Company has classified certain towers sold and held for sale as discontinued operations. In addition to the reclassification for discontinued operations, the Company has restated its 2002 and 2001 consolidated financial statements. The restatements are primarily a result of changes in 2001 to reflect the elimination of net deferred tax liabilities and corresponding goodwill established in certain business combinations, the accounting for earn-out obligations settled in 2002 related to previous business combinations and certain other adjustments. The Company has filed amended consolidated financial statements for the years ended December 31, 2002 and 2001 on Form 8-K and for the quarterly period ended June 30, 2003 on Form 10-Q/A. The accompanying December 31, 2002 consolidated balance sheet contained herein has been restated to reflect these adjustments.

As a result of the adjustments described above, the accompanying results of operations for the nine months ended September 30, 2002 have been adjusted to reduce the previously reported write-off of goodwill by approximately $24.2 million, consisting of a $19.9 million reduction in the cumulative effect of a change in accounting principle and a $4.3 million reduction in asset impairment charges. The adjustments described above did not have an impact on the results of operations for the three months ended September 30, 2002.

	For the nine months ended September 30, 2002
	As previously Reported(1)	As Restated
	(in thousands, except per share data)
Revenues	$182,634	$182,634

Site leasing gross profit	$55,016	$55,016

Site development gross profit	$18,737	$18,737

Total operating expenses	$166,996	$162,744

Loss from continuing operations before cumulative effect of changes in accounting principles	$(159,488)	$(155,236)
Loss from discontinued operations	(2,752)	(2,752)

Loss before cumulative effect of changes in accounting principles	(162,240)	(157,988)
Cumulative effect of changes in accounting principles	(80,592)	(60,674)

Net loss	$(242,832)	$(218,662)

Basic and diluted loss per common share amounts:
Loss from continuing operations before cumulative effect of changes in accounting principles	$(3.19)	$(3.09)
Loss from discontinued operations	(0.05)	(0.05)
Cumulative effect of changes in accounting principles	(1.61)	(1.21)

Net loss per common share	$(4.85)	$(4.35)

Weighted average number of common shares (2)	50,055	50,300

(1)	The “as previously reported” amounts have been adjusted to reflect the impact of discontinued operations and the classification of the loss from the early extinguishment of debt in accordance with SFAS 145.

(2)	Adjusted to correct the timing of shares issuable under certain earn-out obligations.

The condensed notes to the consolidated financial statements for all periods presented have been adjusted for the restatement adjustments described above.

3. DISCONTINUED OPERATIONS

In March 2003 certain of the Company’s subsidiaries entered into a definitive agreement with AAT to sell up to an aggregate of 801 towers, which represented substantially all of the Company’s towers in the western two-thirds of the United States. Gross proceeds from the sale of all 801 towers were anticipated to be $203.0 million, subject to certain purchase adjustments for tower indemnity obligations. The Company ultimately sold 784 of the 801 towers, which closed in various stages through October 1, 2003. At the first closing on May 9, 2003, AAT paid approximately $145.0 million in cash for 631 towers. Because of potential purchase adjustments, the Company recognized proceeds of approximately $136 million on the 631 towers which resulted in a loss of approximately $17.3 million in the second quarter of 2003. During the three months ended September 30, 2003, AAT purchased 137 towers pursuant to which the Company recognized an aggregate gain, net of provisions for purchase price adjustments, of approximately $13.1 million. The aggregate loss from discontinued operations for the nine months ended September 30, 2003 was $4.1 million. The final closing of 16 towers occurred on October 1, 2003. The Company expects its cumulative loss on the entire transaction to be approximately $2 million. At September 30, 2003, approximately $20.0 million of the proceeds were held by an escrow agent in accordance with certain performance and indemnity obligation provisions of the agreement. In addition, at September 30, 2003, the Company had an outstanding liability of approximately $8.9 million associated with tower sale indemnity obligations incurred in connection with the AAT agreement which is reflected in accrued expenses.

In consideration of the Company’s recent tower sale to AAT, the Company evaluated the scope and operating plan with respect to the 68 remaining towers in the same western U.S. geographic market as the towers sold to AAT. This evaluation resulted in the Company’s decision to sell all tower operations in this geographic market. The Company has begun to market these towers for sale on its own and believes that the activities necessary to sell the towers will be completed within one year. As a result of this decision, the Company has accounted for the remaining 68 towers as discontinued operations, which includes 17 towers subsequently excluded from the AAT transaction. An impairment charge of approximately $50,000 and $4.5 million was recorded related to these towers during the three and nine months ended September 30, 2003, respectively. This charge was to write down the carrying value of these towers to their fair value less estimated costs to sell and is included in loss from discontinued operations.

In accordance with Statement of Financial Accounting Standards “SFAS” No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company has classified the operating results of the 784 towers and 68 towers as discontinued operations in the accompanying Consolidated Financial Statements. All prior periods have been reclassified to conform to the current year presentation.

The discontinued operations affect only the Company’s site leasing segment. The following is a summary of the operating results of the discontinued operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Revenues	$645	$6,256	$11,133	$17,965

Site leasing gross profit	$340	$3,950	$7,169	$11,438

Loss from discontinued operations, net of income taxes	$(199)	$(1,153)	$(5,535)	$(2,752)
Gain (loss) on disposal of discontinued operations, net of income taxes	13,121	—	(4,142)	—

Gain (loss) from discontinued operations, net of income taxes	$12,922	$(1,153)	$(9,677)	$(2,752)

A portion of the Company’s interest expense has been allocated to discontinued operations based upon the debt balance attributable to those operations. Interest expense allocated to discontinued operations was $0.6 million for the three months ended September 30, 2002 and $0.8 million and $0.7 million for the nine months ended September 30, 2003 and 2002, respectively.

The following is a summarized balance sheet presenting the carrying amounts of the major classes of assets and liabilities related to discontinued operations as of September 30, 2003 and December 31, 2002. The September 30, 2003 balance sheet includes the remaining towers being sold to AAT, which had not yet closed as of September 30, 2003. The December 31, 2002 balance sheet includes all 784 towers included in the AAT sale as no towers had been sold as of that date. In addition, both periods include the remaining 68 towers included in the western two-thirds of the United States which are currently held for sale.

	As of September 30, 2003	As of December 31, 2002
	(in thousands)
Property and equipment, net	$8,138	$199,167
Other assets	341	4,158

Assets held for sale	$8,479	$203,325

Liabilities held for sale	$450	$2,685

4. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). This standard requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The standard was adopted by the Company effective January 1, 2003. As a result of the Company’s obligation to restore leaseholds to their original condition upon termination of ground leases underlying a majority of the Company’s towers and the Company’s estimate as to the probability of incurring these obligations, the Company recorded a cumulative effect adjustment of approximately $0.5 million, which is reflected in the Statement of Operations for the nine months ended September 30, 2003. The adoption of SFAS 143 resulted in an increase in tower fixed assets of approximately $0.9 million and the recording of an asset retirement obligation liability of approximately $1.4 million in the first quarter of 2003. See Note 5.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 62, Amendment of SFAS No. 13 and Technical Corrections (“SFAS 145”). For the Company, SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. The Company adopted the provisions of SFAS 145 effective January 1, 2003. Pursuant to SFAS 145, the Company’s 2003 losses on extinguishment of debt and previously reported extraordinary items have been classified in results from continuing operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), and nullified EITF Issue No. 94–3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94–3 had recognized the liability at the commitment date to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value. The Company adopted the provisions of SFAS 146 effective January 1, 2003. The adoption of SFAS 146 did not have a material effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure-only provisions of SFAS 148 as of December 31, 2002. The Company will continue to account for stock-based compensation in accordance with APB No. 25. As such, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

The Company has entered into ground leases for the land underlying the majority of the Company’s towers. A majority of these leases require the Company to restore leaseholds to their original condition upon termination of the ground lease. SFAS 143 requires that the net present value of future restoration obligations be recorded as a liability as of the date the legal obligation arises and this amount be capitalized to the related operating asset. At January 1, 2003, the effective date of adoption, the cumulative effect of the change on prior years resulted in a charge of approximately $0.5 million ($0.01 per share), which is included in net loss for the nine months ended September 30, 2003. In addition, at the date of adoption, the Company recorded an increase in tower assets of approximately $0.9 million and recorded an asset retirement obligation liability of approximately $1.4 million. The asset retirement obligation at September 30, 2003 of $1.2 million is included in other long-term liabilities in the September 30, 2003 Consolidated Balance Sheet. In determining the impact of SFAS 143, the Company considered the nature and scope of legal restoration obligation provisions contained in its third party ground leases, the Company’s history of tower asset dispositions and the related probabilities of incurring restoration obligations.

The following pro-forma summary presents the Company’s loss from continuing operations, net loss and related loss per share information as if the Company had been accounting for asset retirement obligations under SFAS 143 for the period presented:

	For the three months ended September 30, 2002	For the nine months ended September 30, 2002
	(in thousands, except per share data)
Loss from continuing operations before cumulative effect of changes in accounting principles	$(30,568)	$(155,376)

Per share loss from continuing operations before cumulative effect of changes in accounting principles	$(0.60)	$(3.09)

Net loss	$(31,727)	$(218,821)

Per share net loss	$(0.63)	$(4.35)

The following summarizes the activity of the asset retirement obligation liability:

	For the nine months ended September 30,
	2003	2002
	(in thousands)
Asset retirement obligation at January 1	$—	$1,061

Liability recorded in transition	1,140	—

Accretion expense	81	97

Revision in estimates	5	—

Asset retirement obligation at September 30	$1,226	$1,158

b. SFAS 142

During 2002, the Company completed the transitional impairment test of goodwill required under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which was adopted effective January 1, 2002. As a result of completing the required transitional test, the Company recorded a charge retroactive to the adoption date for the cumulative effect of the accounting change in the amount of $60.7 million, representing the excess of the carrying value of reporting units as compared to their estimated fair values. Of the total $60.7 million cumulative effect adjustment, $58.5 million related to the site development construction reporting segment and $2.2 million related to the site leasing reporting segment. The $60.7 million cumulative effect adjustment is included in the Consolidated Statement of Operations for the nine months ended September 30, 2002. The Company currently does not have any remaining goodwill or other intangible assets subject to SFAS 142.

6. RESTRICTED CASH

Restricted cash at September 30, 2003 was $31.8 million. This balance includes $11.8 million of cash pledged as collateral to secure certain indemnification obligations of the Company and certain of its affiliates related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business. Approximately $8.8 million of the collateral relates to tower removal obligations, is long-term in nature, and is included in other assets in the September 30, 2003 Consolidated Balance Sheet. Approximately $3.0 million of the collateral relates to payment and performance bonds which are shorter term in nature and are included in restricted cash and reflected as a current asset. The remaining $20.0 million of restricted cash relates to funds being held by an escrow agent in accordance with certain performance and indemnity obligation provisions of the AAT purchase and sale agreement. These funds are classified as current as they are expected to be released to the Company during the next twelve months. Subsequent to September 30, 2003, $12.5 million of restricted cash held in escrow in connection with the AAT transaction was released from escrow .

7. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of September 30, 2003	As of December 31, 2002
	(in thousands)
Costs incurred on uncompleted contracts	$44,621	$74,506
Estimated earnings	5,227	17,148
Billings to date	(40,516)	(83,591)

	$9,332	$8,063

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	As of September 30, 2003	As of December 31, 2002
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$10,181	$10,425
Billings in excess of costs and estimated earnings on uncompleted contracts	(849)	(2,362)

	$9,332	$8,063

8. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of September 30, 2003	As of December 31, 2002
	(in thousands)
Towers and related components	$1,060,074	$1,057,744
Construction in process	292	4,595
Furniture, equipment and vehicles	37,461	40,883
Land, buildings and improvements	16,138	16,500

	1,113,965	1,119,722
Less: Accumulated depreciation and amortization	(234,980)	(179,669)

Property and equipment, net	$878,985	$940,053

Construction in process represents costs incurred related primarily to towers that are under development and will be used in the Company’s operations. See Note 12.

Depreciation expense was $20.7 million and $22.0 million for the three months ended September 30, 2003 and 2002, respectively, and $62.4 million and $63.3 million for the nine months ended September 30, 2003 and 2002, respectively.

9. ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of September 30, 2003	As of December 31, 2002
	(in thousands)
Salaries and benefits	$1,223	$1,791
Real estate and property taxes	6,884	5,289
Restructuring and other charges	1,328	1,706
Insurance	1,018	3,738
Tower sale indemnity obligations, see Note 3	8,923	—
Other	2,615	1,419

	$21,991	$13,943

10. CURRENT AND LONG-TERM DEBT

	As of September 30, 2003	As of December 31, 2002
	(in thousands)
10 1/4% senior notes, unsecured, interest payable semi-annually, balloon principal payment of $490,000 due at maturity on February 1, 2009, including deferred gain related to termination of derivative of $4,734 and $5,236 at September 30, 2003 and December 31, 2002, respectively.	$494,734	$505,236

12% senior discount notes, net of unamortized original issue discount of $5,077 at December 31, 2002, unsecured, cash interest payable semi-annually in arrears beginning September 1, 2003, balloon principal payment of $219,000 due at maturity on March 1, 2008.	219,000	263,923

Senior secured credit facility loans, interest at varying cash rates (5.10% to 5.14% at September 30, 2003). Additional interest accrues at 3.5% and is payable at maturity.	166,850	—

Senior secured credit facility loans. This facility was paid in full on May 9, 2003.	—	255,000

Notes payable, interest at varying rates (2.9% to 11.4% at September 30, 2003, maturing at various dates through 2004).	56	123

	880,640	1,024,282
Less: current maturities	(13,042)	(60,083)

Long—term debt	$867,598	$964,199

On May 9, 2003, SBA Telecommunications, Inc. (“Telecommunications”) closed on a new senior credit facility in the amount of $195.0 million from General Electric Capital Corporation and affiliates of Oak Hill Advisors, Inc. The new facility consisted at origination of $95.0 million of term loans and a $100.0 million revolving line of credit, which may be borrowed, repaid and redrawn and which converts to a term loan April 30, 2004 at the then outstanding balance. Amortization of amounts borrowed under this facility commences in June 2004, at an annual rate of 10% in 2004 and 15% in each of 2005, 2006 and 2007. All remaining amounts are due and payable at maturity on December 31, 2007. Amounts borrowed under this facility accrue interest at LIBOR plus 400 basis points. Additional interest of 3.5% per annum also accrues but is not payable until maturity. This 3.5% interest converts into a term loan at the end of each quarter ($1.9 million was converted at September 30, 2003). The new facility is pre-payable at Telecommunications’ option at decreasing premium amounts through May 2007. Amounts borrowed under the new facility are secured by a first lien on substantially all of Telecommunications’ assets. In addition, each of Telecommunications’ domestic subsidiaries has guaranteed the obligations of Telecommunications under the senior credit facility and has pledged substantially all of their respective assets to secure such guarantee, and the Company has pledged substantially all of its assets to secure Telecommunications’ obligations under the senior credit facility.

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

On May 9, 2003, Telecommunications used the proceeds from the new facility, cash on hand and a portion of the proceeds from the closing of Telecommunications’ sale of towers to AAT to repay the prior credit facility in full. As a result of this prepayment, Telecommunications has written off deferred financing fees associated with this facility of approximately $4.4 million during the second quarter of 2003. Additionally, as of September 30, 2003, Telecommunications has recorded deferred financing fees of approximately $7.9 million associated with the new credit facility.

During the three and nine months ended September 30, 2003, the Company purchased $25.0 million and $50.0 million, respectively, of principal amount of its 12% senior discount notes in open market transactions for $25.5 million and $50.3 million, respectively, plus accrued interest in cash. These repurchases resulted in a loss of approximately $1.1 million and $1.6 million, respectively, for the three and nine months ended September 30, 2003, which is included in write-off of deferred financing fees and loss on extinguishment of debt in the Company’s Consolidated Statements of Operations. Additionally, during the three months ended September 30, 2003, the Company exchanged $10.0 million of principal amount of its 10¼% senior notes for 2.85 million shares of Class A common stock and recognized a gain of $0.7 million on this transaction which is included in write-off of deferred financing fees and loss on extinguishment of debt in the Consolidated Statements of Operations for the three and nine months ended September 30, 2003.

11. SHAREHOLDERS’ EQUITY

From time to time, restricted shares of Class A common stock or options to purchase Class A common stock have been granted under the Company’s equity participation plans at prices below market value at the time of grant. As a result, the Company expects to record approximately $0.8 million of non-cash compensation expense in 2003 and $0.5 million in non-cash compensation expense in each year from 2004 through 2006. In addition, the Company had bonus agreements with certain executives and employees to issue shares of the Company’s Class A common stock in lieu of cash payments. The Company recorded approximately $0.7 million and $1.9 million of non-cash compensation expense in the nine months ended September 30, 2003 and 2002, respectively.

In connection with an employment agreement with one of the officers of the Company, the Company was obligated to pay an amount equal to the difference between $1.0 million and the value of all vested options and restricted stock belonging to this officer on September 19, 2003. The Company had the option of settling the obligation in cash or shares of Class A common stock. This obligation was settled in September 2003 in cash for $0.9 million. This amount had been expensed over the three-year period of the original agreement as non-cash compensation expense.

12. RESTRUCTURING AND OTHER CHARGES

In February 2002, as a result of the continuing deterioration of capital market conditions for wireless carriers, the Company announced that it was reducing its capital expenditures for new tower development and acquisition activities, suspending any material new investment for additional towers, reducing its workforce and closing or consolidating offices. Under the existing capital market conditions, the Company did not anticipate building or buying a material number of new towers beyond those it was contractually obligated to build or buy, thereby resulting in the abandonment of a majority of its new tower build and acquisition work in process during 2002. In connection with this restructuring, a portion of the Company’s workforce has been reduced and certain offices have been closed, substantially all of which were primarily dedicated to new tower development activities. As a result of the implementation of its plans, the Company recorded a restructuring charge of $46.6 million during the nine months ended September 30, 2002, in accordance with SFAS 144, and Emerging Issues Task Force 94-3, Liability Recognition for Certain Employee Termination Benefits And Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring.

Of the $46.6 million charge recorded during the nine months ended September 30, 2002, approximately $39.8 million related to the abandonment of new tower build and acquisition work in process and related construction materials on approximately 144 sites. The remaining $6.8 million related primarily to the costs of employee separation for approximately 470 employees and exit costs associated with the closing and consolidation of approximately 40 offices. The accrual of approximately $1.2 million remaining at September 30, 2003, with respect to the above plan relates primarily to remaining obligations through the year 2012 associated with offices exited or downsized as part of this plan.

The following summarizes the activity related to the 2002 restructuring plan for the nine months ended September 30, 2003:

	Accrued as of January 1, 2003	Restructuring Charges	Adjustments			Payments Related to January 1, 2003 Accrual	Accrual as of September 30, 2003
			Cash		Non-Cash
	(in thousands)
Abandonment of new tower build work in process	$—	$46	$		$(46)	$—	$—
Employee separation and exit costs	1,706	144		(87)	(57)	(497)	1,209

	$1,706	$190		$(87)	$(103)	$(497)	$1,209

In 2003, in response to the continued deterioration in expenditures by wireless service providers, particularly with respect to site development activities, the Company committed to new plans of restructuring associated with further downsizing activities, including reduction in workforce and closing or consolidation of offices. As a result of the implementation of its plans, the Company recorded a restructuring charge of $2.4 million during the nine months ended September 30, 2003 in accordance with SFAS 146. Of the $2.4 million charge recorded during the nine months ended September 30, 2003, approximately $0.7 million related to the abandonment of new tower build work in process. The remaining $1.7 million related primarily to the costs of employee separation for approximately 140 employees and exit costs associated with the closing and consolidation of approximately 15 offices. In connection with employee separation costs, the Company paid approximately $0.7 million in one-time termination benefits. Of the $2.4 million in expense recorded during the nine months ended September 30, 2003, $2.3 million pertains to the Company’s site development segment and $0.1 million pertains to the Company’s site leasing segment. Approximately $0.1 million related to the 2003 restructuring plan remains in accrued liabilities at September 30, 2003, primarily representing future lease obligations related to closed offices.

The following summarizes the activity related to the 2003 restructuring plan for the nine months ended September 30, 2003:

	Restructuring Charges	Adjustments		Accrual as of September 30, 2003
		Cash	Non-Cash
Abandonment of new tower build work in process	$611	$—	$(611)	$—
Employee separation and exit costs	1,637	(980)	(538)	119

	$2,248	$(980)	$(1,149)	$119

13. ASSET IMPAIRMENT CHARGES

In accordance with SFAS 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows. Estimates and assumptions inherent in the impairment evaluation include, but are not limited to, general market conditions, historical operating results, lease-up potential and expected timing of lease-up. During the second quarter of 2003, the Company modified its future tower lease-up assumptions for certain tower assets that had not achieved expected lease-up results. The changes to the future cash flow expectations and the resulting change in the fair value of these towers, as determined using a discounted cash flow analysis, resulted in an impairment charge of $10.3 million during the second quarter of 2003 related to approximately 40 operating towers. This amount is included in asset impairment charges in the Consolidated Statement of Operations for the nine months ended September 30, 2003.

During the first quarter of 2003, tower assets previously impaired in 2002 were evaluated under the provisions of recently adopted SFAS 143 as to the existence of asset retirement obligations. In connection with the adoption of SFAS 143, effective January 1, 2003, approximately $0.5 million of additional tower costs were capitalized to the previously impaired assets effective January 1, 2003. The recoverability of the capitalized tower costs were evaluated in accordance with the provisions of SFAS 144 and determined to be impaired. As discussed above, during the second quarter of 2003, the Company identified approximately 40 operating towers that were determined to be impaired.

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

Except for the amount of non-cash compensation recognized ($0.7 million and $1.9 million during the nine months ended September 30, 2003 and 2002, respectively), no other stock-based employee compensation cost is reflected in net loss, as all other options granted under the Company’s stock-based employee compensation plan had an exercise price equal to, or above, the market value of the underlying common stock on the date of grant.

The Black-Scholes option-pricing model was used with the following assumptions:

	Nine months ended September 30,
	2003	2002
Risk free interest rate	2.0%	4.25%
Dividend yield	0	0
Expected volatility	90%	99%
Expected lives	4 years	4 years

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation:

	Nine months ended September 30,
	2003	2002
	(in thousands, except per share data)
Net loss, as reported	$(121,003)	$(218,662)
Non-cash compensation charges included in net loss	717	1,860
Incremental stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,212)	(4,841)

Pro forma net loss	$(123,498)	$(221,643)

Loss per share:
Basic and diluted—as reported	$(2.35)	$(4.35)
Basic and diluted—pro forma	$(2.40)	$(4.41)

The effect of applying SFAS 123 in the pro-forma disclosure is not necessarily indicative of future results.

15. INCOME TAXES

The components of the provision for income taxes are as follows:

	Nine months ended September 30,
	2003	2002
	(in thousands)
Federal income tax	$37,385	$52,244
State income tax	(1,368)	(1,577)
Change in valuation allowance	(37,385)	(52,244)

	$(1,368)	$(1,577)

The Company has taxable losses in the nine months ended September 30, 2003 and 2002, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more likely than not” that the Company will generate sufficient taxable income in future periods to recognize the assets.

16. DERIVATIVE FINANCIAL INSTRUMENT

The Company previously had an interest rate swap agreement to manage its exposure to interest rate movements by effectively converting a portion of its fixed rate senior notes to variable rates. The swap qualified as a fair value hedge. The counter-party to the interest rate swap agreement terminated the agreement in October 2002. In connection with this termination, the counter-party paid the Company $6.2 million, which included approximately $0.8 million in accrued interest. The remaining approximately $5.4 million received was deferred and is being recognized as a reduction to interest expense over the remaining term of the senior notes using the effective interest method. Amortization of the deferred gain during the three and nine months ended September 30, 2003 was approximately $0.2 million and $0.5 million, respectively. The remaining deferred gain balance at September 30, 2003 and December 31, 2002, was $4.7 million and $5.2 million, respectively, and is included in long-term debt in the Consolidated Balance Sheets.

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

The Company sometimes agrees to pay additional acquisition purchase price consideration if the towers or businesses that are acquired meet or exceed certain earnings or new tower targets in the 1-3 years after they have been acquired. As of September 30, 2003, the Company had an obligation to pay up to an additional $1.2 million in consideration if new tower targets related to previous acquisition agreements within the Company’s site leasing segment are met. At the Company’s option, a majority of the additional consideration may be paid in cash or shares of Class A common stock. The Company records such obligations as additional consideration when it becomes probable that the earnings targets will be met. As of December 31, 2002, certain earnings targets associated with an acquisition within the site development construction segment were achieved, and therefore, the Company accrued approximately $2.0 million within other current liabilities on the Consolidated Balance Sheet. This amount was paid in cash in February 2003.

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

	Site Leasing	Site Development Consulting	Site Development Construction	Amounts Not Identified by Segment	Total
	(in thousands)

Three months ended September 30, 2003
Revenues	$32,160	$4,436	$15,779	$—	$52,375
Cost of revenues	10,457	4,310	15,048	—	29,815
Gross profit	21,703	126	731	—	22,560
Capital expenditures, acquisitions and related earn-outs	3,117	34	118	71	3,340

Three months ended September 30, 2002
Revenues	$29,705	$6,654	$24,433	$—	$60,792
Cost of revenues	11,025	5,105	20,780	—	36,910
Gross profit	18,680	1,549	3,653	—	23,882
Capital expenditures, acquisitions and related earn-outs	10,210	—	26	3,271	13,507

Nine months ended September 30, 2003
Revenues	$94,873	$12,858	$46,696	$—	$154,427
Cost of revenues	31,749	11,666	43,313	—	86,728
Gross profit	63,124	1,192	3,383	—	67,699
Capital expenditures, acquisitions and related earn-outs	12,118	143	2,518	181	14,960

Nine months ended September 30, 2002
Revenues	$84,771	$21,969	$75,894	$—	$182,634
Cost of revenues	29,755	16,555	62,571	—	108,881
Gross profit	55,016	5,414	13,323	—	73,753
Capital expenditures, acquisitions and related earn-outs	72,145	197	913	12,629	85,884

Assets
As of September 30, 2003	$954,501	$10,724	$35,764	$35,698	$1,036,687
As of December 31, 2002	957,768	13,294	54,755	277,548	1,303,365

Assets not identified by segment consist primarily of assets held for sale and general corporate assets.

The Company has customer concentrations with respect to revenues in each of our reporting segments. For each of our segments, the following customers represented over 10% of revenues from the respective segment during the nine months ended September 30, 2003.

Site Leasing		Site Development Consulting		Site Development Construction
Customer A	11.1%	Customer A	20.3%	Customer D	40.0%
Customer B	11.5%	Customer D	31.8%
Customer C	18.3%	Customer E	11.1%

19. SUBSEQUENT EVENT

On October 1, 2003, the Company completed the final stage of the AAT closing. Gross proceeds from the sale of these 16 towers were $9.4 million. In addition, $12.5 million of the funds being held by the escrow agent, and classified in restricted cash, were released to the Company. In connection with the October closing, approximately $6.3 million of the tower sale indemnity obligations existing as of September 30, 2003 were satisfied.

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

All discussions below reflect the restatement as discussed in Note 2 to the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2002. The following should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this report and the restated 2002 and 2001 consolidated financial statements filed on Form 8-K.

As discussed in Note 3, for the three and nine months ended September 30, 2003 and 2002, the Company classified towers sold and held for sale as discontinued operations. As a result of the discontinued operations, the Company restated its previously issued financial statements for the years ended December 31, 2002 and 2001 to reflect discontinued operations. In addition to the adjustments for discontinued operations, the Company restated its 2002 and 2001 financial statements to reflect changes in 2001 primarily to eliminate net deferred tax liabilities and goodwill that arose from previous business combinations, the accounting for earn-out obligations settled in 2002 from previous business combinations and certain other adjustments . The Company has filed the amended consolidated financial statements for the years ended December 31, 2002 and 2001 on Form 8-K and for the quarterly period ended June 30, 2003 on Form 10-Q/A. The accompanying December 31, 2002 consolidated balance sheet contained herein has been restated to reflect these adjustments.

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

Site leasing revenues comprised 61.5% of total revenues for the nine months ended September 30, 2003, and 46.4% of total revenues for the nine months ended September 30, 2002. Site leasing contributed 93.2% of total gross profit for the nine months ended September 30, 2003 and 74.6% of total gross profit for the nine months ended September 30, 2002.

As a result of closings on the AAT transaction, we have reduced our tower portfolio by 784 towers. The first closing consisted of 631 towers and occurred on May 9, 2003. The subsequent closings occurred through October 1, 2003 and consisted of 153 towers. During the second quarter of 2003, to further improve efficiencies in our portfolio, we decided to sell an additional 68 towers remaining in the western two-thirds of the United States, which were not part of the AAT transaction. Gross profit margins on the towers sold to AAT were relatively comparable to the gross profit margins on the towers we retained. Therefore, the sale of these towers is not expected to have a material impact on our site leasing gross profit margin. We do not anticipate making any other material changes to our tower portfolio in 2003.

As of September 30, 2003, we owned 3,025 towers, substantially all of which are in the eastern third of the United States. This number excludes the 16 towers sold to AAT subsequent to September 30, 2003 and the 68 towers currently held for sale.

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

Our site development revenues and profit margins decreased significantly during 2002 and the first nine months of 2003. This decrease was primarily attributable to substantial decline in capital expenditures by wireless carriers and vigorous competition, particularly for our site development construction services, which adversely affected our volume of activity and our pricing levels. Site development consulting revenues comprised 8.3% of total revenues for the first nine months of 2003 and 12.0% for the first nine months of 2002. Site development construction revenues comprised 30.2% of total revenues for the first nine months of 2003 and 41.6% for the first nine months of 2002. Site development consulting contributed 1.8% of total gross profit for the first nine months of 2003 and 7.3% for the first nine months of 2002. Site development construction contributed 5.0% of total gross profit for the first nine months of 2003 and 18.1% for the first nine months of 2002.

Recent Developments

In February 2003, in response to the continued deterioration in expenditures by wireless service providers, particularly with respect to site development activities, we committed to a new plan of restructuring associated with further downsizing activities, including reduction in workforce and closing or consolidation of offices. We closed or downsized an additional 12 offices and eliminated the positions of approximately 110 employees during the first two quarters of 2003, substantially all related to our site development operations. We incurred a restructuring charge of approximately $0.4 million during the three months ended September 30, 2003 and $1.4 million during the nine months ended September 30, 2003.

In March 2003, certain of our subsidiaries entered into a definitive agreement with AAT to sell up to an aggregate of 801 towers, which represented substantially all of our towers in the western two-thirds of the United States. Gross proceeds from the sale of all 801 towers were anticipated to be $203.0 million, subject to purchase adjustments for tower indemnity obligations. We ultimately sold 784 of the 801 towers, which closed in various stages through October 1, 2003. At the first closing on May 9, 2003, AAT paid approximately $145.0 million in cash for 631 towers. Because of potential purchase adjustments, we recognized proceeds of approximately $136 million which resulted in a loss of approximately $17.3 million in the second quarter of 2003. During the three months ended September 30, 2003, AAT purchased 137 towers pursuant to which we recognized an aggregate gain, net of provisions for purchase price adjustments, of approximately $13.1 million. The aggregate loss from discontinued operation, for the nine months ended September 30, 2003 was $4.1 million. The final closing of 16 towers occurred on October 1, 2003. We expect our cumulative loss on the entire transaction to be approximately $2 million. At September 30, 2003, approximately $20.0 million of the proceeds were held by an escrow agent in accordance with certain performance and indemnity obligation provisions of the agreement. In addition, at September 30, 2003, we had an outstanding liability of approximately $8.9 million associated with tower sale indemnity obligations, $6.3 million of which was satisfied on October 1, 2003.

In July 2003, in response to our continued restructuring of the services side of our business to address changing market demand and our decision to rely on a greater percentage of subcontractor labor, we committed to a new plan of restructuring associated with further downsizing activities. We have closed an additional 3 offices and eliminated the positions of approximately 30 employees during the third quarter of 2003, substantially all related to our site development operations. We incurred a restructuring charge of $1.1 million during the three months ended September 30, 2003 related to this plan.

In July 2003, we were awarded a network development contract from Sprint Spectrum L.P. We estimate that this contract will generate $70.0 to $90.0 million in site development revenue over the next 21 months.

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

RESULTS OF OPERATIONS

Third Quarter 2003 Compared to the Third Quarter 2002

Total revenues decreased 13.8% to $52.4 million for the third quarter of 2003 from $60.8 million for the third quarter of 2002, due to a decrease in site development revenue. Site leasing revenues increased 8.3% to $32.2 million for the third quarter of 2003, from $29.7 million for the third quarter of 2002, due primarily to the increased number of tenants and amount of equipment added to our towers. Total site development revenue decreased 35.0% to $20.2 million in the third quarter of 2003 from $31.1 million in the third quarter of 2002 due to decreases in both site development construction and site development consulting revenue. Site development construction revenues decreased 35.4% to $15.8 million for the third quarter of 2003 from $24.4 million for the third quarter of 2002, due primarily to the substantial decline in activity by wireless carriers and vigorous competition, which adversely affected our volume of activity and our pricing levels. Site development consulting revenues decreased 33.3% to $4.4 million for the third quarter of 2003 from $6.7 million for the third quarter of 2002, which is also due to the continued weak environment for wireless carrier capital expenditures and competition.

Total cost of revenues decreased 19.2% to $29.8 million for the third quarter of 2003 from $36.9 million for the third quarter of 2002. Site leasing cost of revenues decreased 5.2% to $10.5 million for the third quarter of 2003 from $11.0 million for the third quarter of 2002, due primarily to decreased repairs and maintenance expense. Site development cost of revenues decreased 25.2% to $19.4 million for the third quarter of 2003 from $25.9 million in the third quarter of 2002 resulting from a decrease in both cost of site development construction revenue and cost of site development consulting revenue. Site development construction cost of revenues decreased 27.6% to $15.0 million for the third quarter of 2003 from $20.8 million in the third quarter of 2002 due primarily to lower levels of activity. Site development consulting cost of revenues decreased 15.6% to $4.3 million for the third quarter of 2003 from $5.1 million for the third quarter of 2002 due primarily to lower levels of activity.

Gross profit decreased 5.5% to $22.6 million for the third quarter of 2003 from $23.9 million for the third quarter of 2002, due to decreased site development gross profit offset by an increase in site leasing gross profit. Gross profit for the site leasing business increased 16.2% to $21.7 million in the third quarter of 2003 from $18.7 million in the third quarter of 2002. The increased gross profit was due to the increase in the revenue per tower in the 2003 period and decrease in cost of site leasing revenue. The gross profit margin on site leasing increased to 67.5% during the third quarter of 2003 from 62.9% during the third quarter of 2002. Gross profit from site development decreased 83.5% to $0.9 million in the third quarter of 2003 from $5.2 million in the third quarter of 2002 due to lower revenue resulting from lower volumes and lower pricing without a commensurate reduction in cost. Gross profit margin on site development construction decreased to 4.6% for the third quarter of 2003 from 15.0% for the third quarter of 2002 resulting from lower pricing due to increased competition and the reduction in construction services volume without a commensurate reduction in cost. Gross profit margin on site development consulting decreased to 2.8% for the third quarter of 2003 from 23.3% for the third quarter of 2002, reflecting different stages of project completions and lower pricing for our services due to increased competition. As a percentage of total revenues, gross profit increased to 43.1% of total revenues for the third quarter of 2003 from 39.3% for the third quarter of 2002 due primarily to site leasing revenue comprising a higher percentage of total revenue.

Selling, general and administrative expenses decreased 8.3% to $7.9 million for the third quarter of 2003 from $8.7 million for the third quarter of 2002. The decrease in selling, general and administrative expenses primarily resulted from the reduction of offices, elimination of personnel and elimination of other infrastructure.

Depreciation, accretion and amortization was $21.1 million for the third quarter of 2003 as compared to $22.2 million for the third quarter of 2002. This decrease resulted primarily from the reduction of fixed assets relating to restructuring charges in previous periods.

Restructuring and other charges were $1.1 million for the third quarter of 2003 as compared to $1.2 million for the third quarter of 2002. In July 2003, in response to our continued restructuring of the services side of our business to address changing market demand and our decision to rely on a greater percentage of subcontract labor, we committed to a new plan of restructuring associated with further downsizing activities. Of the $1.1 million charge during the third quarter of 2003, approximately $0.2 million related to abandonment of new tower build work in process. The remaining $0.9 million related to the costs of employee separation for approximately 30 employees and exit costs associated with the closing and consolidation of approximately 3 offices. In connection with employee separation costs, the Company paid approximately $0.2 million in one-time benefits. In February 2002, as a result of the deterioration of capital market conditions for wireless carriers, we reduced our capital expenditures for new tower development and acquisition activities, suspended any new investment for additional towers, reduced our workforce and closed or consolidated offices. Of the $1.2 million charge recorded during the third quarter of 2002, approximately $0.6 million related to the abandonment of new tower build and acquisition work in process and related construction materials on approximately 6 sites. The remaining $0.6 million related primarily to the cost of additional employee separations for approximately 50 employees and exit costs associated with the closing and consolidation of approximately 8 offices.

Operating loss from continuing operations was $(7.6) million for the third quarter 2003, as compared to an operating loss from continuing operations of $(8.2) million for the third quarter of 2002. This decrease in operating loss from continuing operations primarily is a result of lower selling, general and administrative expenses and depreciation, accretion and amortization, net with decreased gross profit from site development during the third quarter of 2003 as compared to the third quarter of 2002.

Total other expenses increased to $24.6 million for the third quarter of 2003, as compared to $21.8 million for the third quarter of 2002, primarily as a result of the $0.4 million loss associated with debt repurchase activity during the quarter, and higher interest rates on our new credit facility.

As previously discussed, a total of 852 towers (784 towers sold to AAT and 68 currently held for sale) meet the criteria for discontinued operations treatment. Accordingly, we presented the results of these operations which was $12.9 million for the three months ended September 30, 2003 and $(1.2) million for the three months ended September 30, 2002, net of tax, as gain (loss) from discontinued operations in the Consolidated Statements of Operations. The three months ended September 30, 2003 includes a gain on disposal of discontinued operations of $13.1 million.

Net loss was $(19.7) million for the third quarter of 2003 as compared to net loss of $(31.1) million for the third quarter of 2002. The decrease in net loss in 2003 is primarily a result of the $13.1 million gain on disposal of discontinued operations recorded during the three months ended September 30, 2003.

Nine Months Ended September 30, 2003 as Compared to Nine Months Ended September 30, 2002

Total revenues decreased 15.4% to $154.4 million for the nine months ended September 30, 2003 from $182.6 million for the nine months ended September 30, 2002, due to lower site development revenue. Site leasing revenues increased 11.9% to $94.9 million for the nine months ended September 30, 2003, from $84.8 million for the nine months ended September 30, 2002, due primarily to the increased number of tenants and amount of equipment added to our towers. Total site development revenue decreased 39.1% to $59.6 million in the first nine months of 2003 from $97.9 million in the first nine months of 2002 due to decreases in both site development construction and site development consulting revenue. Site development construction revenues decreased 38.5% to $46.7 million for the nine months ended September 30, 2003 from $75.9 million for the nine months ended September 30, 2002, due primarily to the substantial decline in demand by wireless carriers, which adversely affected our volume of activity and our pricing levels. Site development consulting revenues decreased 41.5% to $12.9 million for the nine months ended September 30, 2003 from $22.0 million for the nine months ended September 30, 2002, which is also due to the continued weak environment for wireless carrier capital expenditures.

Total cost of revenues decreased 20.3% to $86.7 million in the nine months ended September 30, 2003 from $108.9 million in the nine months ended September 30, 2002. Site leasing cost of revenues increased 6.7% to $31.8 million in the nine months ended September 30, 2003 from $29.8 million in the nine months ended September 30,

2002, due primarily to increased property taxes. Site development cost of revenues decreased 30.5% to $55.0 million in the nine months ended September 30, 2003 from $79.1 million in the nine months ended September 30, 2002 resulting from a decrease in both cost of site development construction revenue and cost of site development consulting revenue. Site development construction cost of revenues decreased 30.8% to $43.3 million in the nine months ended September 30, 2003 from $62.6 million in the nine months ended September 30, 2002 due primarily to lower levels of activity. Site development consulting cost of revenues decreased 29.5% to $11.7 million in the nine months ended September 30, 2003 from $16.6 million in the nine months ended September 30, 2002 due primarily to lower levels of activity.

Gross profit decreased 8.2% to $67.7 million in the nine months ended September 30, 2003 from $73.8 million in the nine months ended September 30, 2002, due to decreased site development gross profit offset by an increase in site leasing gross profit. Gross profit for the site leasing business increased 14.7% to $63.1 million in the nine months ended September 30, 2003 from $55.0 million in the nine months ended September 30, 2002. The increased gross profit was due to the increase in revenue per tower in the 2003 period. The gross profit margin on site leasing increased to 66.5% during the first nine months of 2003 from 64.9% during the first nine months of 2002. Gross profit from site development decreased 75.6% to $4.6 million in the first nine months of 2003 from $18.7 million in the first nine months of 2002 due to lower revenue resulting from lower volume and lower pricing without a commensurate reduction in cost. Gross profit margin on site development construction decreased to 7.2% in the nine months ended September 30, 2003 from 17.6% in the nine months ended September 30, 2002 resulting from lower construction services volume and lower pricing due to increased competition. Gross profit margin on site development consulting decreased to 9.3% in the nine months ended September 30, 2003 from 24.6% in the nine months ended September 30, 2002, reflecting different stages of project completions and lower pricing for our services due to increased competition. As a percentage of total revenues, gross profit increased to 43.8% of total revenues in the nine months ended September 30, 2003 from 40.4% in the nine months ended September 30, 2002 due primarily to site leasing revenue comprising a higher percentage of total revenues.

Selling, general and administrative expenses decreased 12.2% to $23.4 million in the nine months ended September 30, 2003 from $26.4 million in the nine months ended September 30, 2002. The decrease in selling, general and administrative expenses primarily resulted from the reduction of offices, elimination of personnel and elimination of other infrastructure.

Depreciation, accretion and amortization remained fairly consistent at $63.5 million for the nine months ended September 30, 2003 and $64.2 million for the nine months ended September 30, 2002.

Asset impairment charges were $10.8 million in the nine months ended September 30, 2003 as compared to $25.5 million in the nine months ended September 30, 2002. Approximately $10.1 million in 2003 and $16.4 million in 2002 relates to the impairment of approximately 40 and 144 tower sites, respectively, held and used in operations. The impairment of operational tower assets resulted primarily from our evaluations of the fair value of our operating tower portfolio through a discounted cash flow analysis. Towers determined to be impaired were primarily towers with no tenants and with little or no prospects for future lease-up. Approximately $0.7 million of additional asset impairment charge in 2003 resulted from the write-off of asset retirement obligations capitalized to previously impaired tower assets in connection with the implementation of SFAS 143. In addition, included in the 2002 asset impairment charge is $9.2 million of goodwill that was recorded during the first six months of 2002, which was determined to be impaired as of June 30, 2002. This determination was made based upon an impairment analysis performed in accordance with SFAS 142.

Restructuring and other charges were $2.4 million in the nine months ended September 30, 2003 as compared to $46.6 million in the nine months ended September 30, 2002. During 2003, in response to the continued deterioration in expenditures by wireless service providers, particularly with respect to site development activities, we committed to new plans of restructuring associated with further downsizing activities. Of the $2.4 million charge recorded during the nine months ended September 30, 2003, approximately $0.7 million related to the abandonment of new tower build work in process and trailing costs associated with previously abandoned new tower build work in process. The remaining $1.7 million related primarily to the costs of employee separation for approximately 140 employees and exit costs associated with the closing or consolidation of 15 offices. In February 2002, as a result of the deterioration of capital market conditions for wireless carriers, we reduced our capital expenditures for new tower development and acquisition activities, suspended any new investment for additional towers, reduced our workforce and closed or consolidated offices. The 2002 restructuring plan was significantly larger in scope than the 2003 plan. Of the $46.6 million charge recorded during the first nine months of 2002, approximately $39.8 million related to the abandonment of new tower build and acquisition work in progress and related construction materials on approximately 764 sites. The remaining $6.8 million related primarily to the costs of employee separation for approximately 470 employees and exit costs associated with the closing and consolidation of approximately 40 offices.

Operating loss from continuing operations was $(32.4) million for the nine months ended September 30, 2003, as compared to an operating loss from continuing operations of $(89.0) million in the nine months ended September 30, 2002. This decrease in operating loss from continuing operations primarily is a result of lower restructuring and other charges and asset impairment charges being recorded in the first nine months of 2003 as compared to the first nine months of 2002.

Total other expense increased to $77.1 million in the nine months ended September 30, 2003, as compared to $64.7 million in the nine months ended September 30, 2002, primarily as a result of the $5.3 million loss related to the refinancing of our credit facility and debt repurchases during 2003, increased borrowings, and higher interest rates on our new credit facility. Furthermore, during 2002, interest expense was reduced as a result of our interest rate swap agreement that existed during most of 2002.

Effective January 1, 2003, we adopted a method of accounting for asset retirement obligations in accordance with SFAS 143. Under the new accounting principle, we recognize asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of our tower fixed assets. The cumulative effect of the change on prior years resulted in a cumulative effect adjustment of approximately $0.5 million that is included in net loss for the nine months ended September 30, 2003.

During 2002, we completed the transitional impairment test of goodwill required under SFAS 142, which was adopted effective January 1, 2002. As a result of completing the required transitional test, we recorded a charge retroactive to the adoption date for the cumulative effect of accounting change in the amount of $60.7 million representing the excess of the carrying value of reporting units as compared to estimated fair value. Of the total $60.7 million cumulative effect adjustment, which is included in the Statement of Operations for the nine months ended September 30, 2002, $58.5 million related to the site development construction reporting segment and $2.2 million related to the site leasing reporting segment.

As previously discussed a total of 852 towers (784 towers sold to AAT and 68 currently held for sale) meet the criteria for discontinued operations treatment. Accordingly, we presented the results of these operations which was $(9.7) million for the nine months ended September 30, 2003 and $(2.8) million for the nine months ended September 30, 2002, net of tax, as loss from discontinued operations in the Consolidated Statements of Operations. The increase in loss from discontinued operations resulted from a loss on sale of $4.1 million related to the AAT transaction.

Net loss was $(121.0) million in the nine months ended September 30, 2003 as compared to net loss of $(218.7) million in the nine months ended September 30, 2002. The decrease in net loss in 2003 is primarily a result of the significant decreases in restructuring and other charges, the asset impairment charges and the cumulative effect of changes in accounting principle in the first nine months of 2003 as compared to the first nine months of 2002.

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

As part of our plan to address our previously anticipated non-compliance with certain financial covenants under our prior senior credit facility and to reduce our significant level of indebtedness and the risks associated with such indebtedness, certain of our subsidiaries entered into a definitive agreement in March 2003, with AAT to sell up to an aggregate of 801 towers which represent substantially all of our towers in the western two-thirds of the United States.

On May 9, 2003, we completed the first stage of the sale to AAT by selling 631 towers to AAT in exchange for gross cash proceeds of approximately $145.0 million. We recognized a loss of approximately $17.3 million in the second quarter of 2003. For the three months ended September 30, 2003, AAT purchased 137 towers pursuant to which we recognized an aggregate gain, net of provisions for purchase price adjustments, of approximately $13.1 million. The aggregate loss from discontinued operations for the nine months ended September 30, 2003 was $4.1 million. The final closing of 16 towers occurred on October 1, 2003. We expect our cumulative loss on the entire transaction to be approximately $2 million. The purchase and sale agreement contains a number of provisions providing for adjustments to the purchase price and the exclusion of towers with certain limited circumstances. We anticipate that the final gross cash proceeds to be realized from the sale to AAT, after all potential purchase price adjustments, will be approximately $194 million.

Additionally, on May 9, 2003, Telecommunications closed on a new senior credit facility in the amount of $195.0 million. This new facility, with General Electric Capital Corporation (“GECC”) and affiliates of Oak Hill Advisors, Inc. (“Affiliates of Oak Hill”) provides for $95.0 million in term loans and $100.0 million in revolving lines of credit, which may be borrowed, repaid and redrawn and which converts to a term loan April 30, 2004, at the then outstanding balances. Amortization of amounts borrowed under this facility commences in 2004, at an annual rate of 10% in 2004 and 15% in each of 2005, 2006 and 2007. All remaining amounts are due and payable at maturity on December 31, 2007. Amounts borrowed under this facility accrue interest at LIBOR plus 400 basis points. Additional interest of 3.5% per annum also accrues but is not payable until maturity. As of September 30, 2003, $1.9 million of this additional interest was converted to a term loan, resulting in a term loan balance at September 30, 2003 of $96.9 million. The new facility is pre-payable at our option at decreasing premium amounts through May 2007. Amounts borrowed under the new facility are secured by a first lien on substantially all of Telecommunications’ assets. In addition, each of Telecommunications’ domestic subsidiaries has guaranteed the obligations of Telecommunications under the senior credit facility and has pledged substantially all of their respective assets to secure such guarantee, and the Company has pledged substantially all of its assets to secure Telecommunications’ obligations under the senior credit facility.

This new credit facility requires Telecommunications to maintain specified financial ratios, including ratios regarding its debt coverage, debt service, cash interest expense and fixed charges for each quarter. This new senior credit facility contains affirmative and negative covenants that, among other things, restricts our ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants. Our ability in the future to comply with the covenants and access the available funds under the senior credit facility in the future will depend on our future financial performance. At September 30, 2003, we had $96.9 million outstanding under the term loan of the senior credit facility at variable cash rates of 5.10% to 5.14% and we had $70.0 million outstanding under the revolving credit facility at a rate of 5.12%. Additionally, this loan accrues interest at the rate of 3.5% which is payable upon maturity. As of September 30, 2003 the remaining $30.0 million under the revolver was fully available to us. Additionally, we were in full compliance with all of the financial covenants of this facility.

We used the proceeds from the new credit facility discussed above, cash on hand and a portion of the proceeds from the AAT sale to repay the prior credit facility in full consisting of $255.0 million outstanding. As a result of this prepayment, Telecommunications wrote off deferred financing fees associated with this facility of approximately $4.4 million during the second quarter of 2003. The new credit facility matures in December 2007 and contains financial covenants that are less restrictive and better reflect our current and anticipated financial results. Based on the current projections and available cash, we believe we have the ability to fund our operations and meet our obligations as they become due for the foreseeable future.

In addition to the AAT Transaction, the senior credit facility refinancing, the debt repurchases and debt exchange, in order to manage our significant levels of indebtedness and to insure continued compliance with our financial covenants, we may explore a number of alternatives, including selling certain assets or lines of business, issuing equity, repurchasing, restructuring or refinancing or exchanging for equity some or all of our debt or pursuing other financial alternatives, and we may from time to time implement one or more of these alternatives. One or more of the alternatives may include the possibility of issuing additional shares of common stock or securities convertible into shares of common stock or converting our existing indebtedness into shares of common stock or securities convertible into shares of common stock, any of which would dilute our existing shareholders. We cannot assure you that any of these strategies can be consummated, or if consummated, would effectively address the risks associated with our significant level of indebtedness.

Net cash used in operations during the nine months ended September 30, 2003 was ($20.3) million which was consistent with the ($20.2) million used for the nine months ended September 30, 2002. Net cash provided by (used in) investing activities for the nine months ended September 30, 2003 was $141.7 million compared to $(76.5) million for the nine months ended September 30, 2002. This change was primarily attributable to the $188.4 million of net proceeds received in 2003 from the AAT tower sales as well as a significantly lower level of tower acquisitions and new build activity in 2003 versus 2002. Net cash provided (by used) in financing activities for the nine months ended September 30, 2003 was ($147.3) million compared to $125.1 million for the nine months ended September 30, 2002. The change in net cash provided by (used in) financing activities in 2002 was primarily due to the $50.3 million repurchase of our 12% senior discounts notes in 2003 and net repayments on our credit facility of $90.0 million in 2003 in contrast to net receipts of $138.0 million in 2002.

Our cash capital expenditures for the nine months ended September 30, 2003 were $12.2 million as compared to $64.9 million for the nine months ended September 30, 2002. This decrease is a result of lower investment in new tower assets. We currently plan to make total cash capital expenditures during the remaining three months of 2003 of $3.0 million to $5.0 million. All of these planned capital expenditures are expected to be funded by cash on hand and cash flow from operations. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio and to complete pending build-to-suit obligations.

Our balance sheet reflected positive working capital of $27.2 million and $182.7 million as of September 30, 2003 and December 31, 2002, respectively. These positive amounts result primarily from the classification to current assets the net book value of the long-term assets held for sale.

At September 30, 2003 we had $490.0 million outstanding on our 10¼% senior notes. The 10¼% senior notes mature February 1, 2009. Interest on these notes is payable February 1 and August 1 of each year. Additionally, at September 30, 2003, we had $219.0 million outstanding on our 12% senior discount notes. The 12% senior discount notes mature on March 1, 2008. The 12% senior discount notes accreted in value until March 1, 2003. Thereafter interest began to accrue and is payable on March 1 and September 1 of each year, commencing on September 1, 2003. Each of the 10¼% senior notes and the 12% senior discount notes are unsecured and are pari passu in right of payment with our other existing and future senior indebtedness. The 10¼% senior notes and the 12% senior discount notes place certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sale of assets, transactions with affiliates, sale and leaseback transactions, certain investments and our ability to merge or consolidate with other entities.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 62, Amendment of SFAS No. 13 and Technical Corrections. SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. We adopted the provisions of SFAS 145 effective January 1, 2003. Pursuant to SFAS 145, our 2003 losses on extinguishment of debt and previously reported extraordinary items have been classified in results of operations.

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

Senior Discount Note Disclosure Requirements

The indentures governing our 10¼% senior notes and our 12% senior discount notes require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries and the disclosure to be made of Tower Cash Flow, as defined in the indentures, for the most recent fiscal quarter and Adjusted Consolidated Cash Flow, as defined in the indentures, for the most recently completed four-quarter period. As of September 30, 2003 we had no unrestricted subsidiaries. Tower Cash Flow, as defined in the indentures, for the quarter ended September 30, 2003 was $17.0 million. Adjusted Consolidated Cash Flow for the twelve months ended September 30, 2003 was $63.9 million.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. We are subject to interest rate risk on our senior credit facility and any future financing requirements.

The following table presents the future principal payment obligations and interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of September 30, 2003:

	2003	2004	2005	2006	2007	Thereafter	Fair Value
	(in thousands)
Long-term debt:
Fixed rate (12.0%)	—	—	—	—	—	$219,000	$228,855
Fixed rate (10 ¼%)	—	—	—	—	—	$490,000	$428,750
Term loans, $96.9 million variable cash rates (8.62% at September 30, 2003)	—	$9,500	$14,250	$14,250	$58,850	—	$96,850
Revolving loans, variable cash rates (8.60% to 8.64% at September 30, 2003)	—	$7,000	$10,500	$10,500	$42,000	—	$70,000
Notes payable, variable rates (2.9% to 11.4% at September 30, 2003)	$55	$1	$—	$—	$—	$—	$56

Our primary market risk exposure relates to (1) the interest rate risk on variable-rate long-term and short-term borrowings, (2) our ability to refinance our 10 ¼% senior notes and our 12% senior discount notes, at maturity at market rates, and (3) the impact of interest rate movements on our ability to meet financial covenants. We manage the interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

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

These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our estimate regarding the amount of the cumulative loss resulting from the AAT transaction;

•	our estimates regarding our liquidity, our ability to fund operations and meet our obligations as they become due for the foreseeable future;

•	our expectations regarding the final aggregate gross cash proceeds to be generated by the AAT transaction;

•	our ability to sell the 68 towers remaining in the western two-thirds of the United States;

•	our estimates of the amount and timing of site development revenue to be generated from the network development contract with Sprint Spectrum L.P.;

•	our strategy to focus of our business on the site leasing business, and the consequential shift in our revenue stream from project driven revenues to recurring revenues;

•	our estimate that we will not make any material change to our tower portfolio in 2003;

•	our belief that the sale of towers to AAT will not have a material impact on our site leasing gross margin;

•	our intent to focus our tower ownership activities in the eastern United States;

•	our estimates regarding certain financial numbers, including our estimate of the amount of capital expenditures, and funding sources, for the three months ending December 31, 2003;

•	our belief regarding the financial impact of certain accounting pronouncements; and

•	our estimate of non-cash compensation expense in each year from 2003 through 2006.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our inability to sufficiently increase our revenues and maintain or decrease expenses and cash capital expenditures sufficiently to permit us to fund operations and meet our obligations as they become due;

•	our potential adjustments to the purchase price of the AAT transaction;

•	our ability to identify suitable purchasers for the additional 68 towers we have decided to sell and enter into agreements on mutually acceptable terms;

•	the inability of our clients to access sufficient capital or their unwillingness to expend capital to fund network expansion or enhancements;

•	our ability to continue to comply with covenants and the terms of our senior credit facility and to access sufficient capital to fund our operations;

•	our ability to secure as many site leasing tenants as planned;

•	our ability to expand our site leasing business and maintain or expand our site development business;

•	our to successfully address zoning issues;

•	our ability to retain current lessees on our towers;

•	the actual amount and timing of services rendered and revenues received under our contract with Sprint;

•	our ability to realize economies of scale for our tower portfolio;

•	the impact of our lack of a Chief Financial Officer and our inability to timely hire a permanent Chief Financial Officer; and

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry.

We assume no responsibility for updating forward-looking statements in this quarterly report.

ITEM 4:	CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2003. Based on such evaluation, such officers have concluded that, as of September 30, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings.

In performing the audits of our consolidated financial statements for the years ended December 31, 2001 and 2002 and the interim reviews of our consolidated financial statements for the three and six month periods ended June 30, 2003, our independent auditors, Ernst & Young LLP noted a matter involving internal control and its operation that it considers to be a material weakness. Specifically, Ernst & Young LLP noted that we did not have an adequate process in place to ensure that the appropriate personnel, with adequate understanding of the relevant generally accepted accounting principles and reporting implications, thoroughly assessed and applied the proper accounting and reporting principles to certain significant asset or business acquisition and disposition transactions.

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

PART II—OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On September 11, 2003, SBA held its Annual Meeting of Shareholders (the “Meeting”). At the Meeting the Shareholders voted on the 1) election of one director to serve for a term of three years unless his successor is duly elected and qualified, 2) an amendment to the 1999 Employee Stock Purchase Plan to increase the number of shares of Class A common stock reserved for purchase under the Purchase Plan from 500,000 shares to 1,500,000 shares.

The voting results were as follows:

1.	Election of Director:

Name of Nominee	For	Withheld
Steven E. Nielsen	93,703,043	631,353

2.	Adoption of the Amendment to the 1999 Employee Stock Purchase Plan to increase the number of shares reserved:

For	Against	Abstain
92,952,448	695,380	686,568

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by John F. Fiedor, Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Jeffrey A. Stoops Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by John F. Fiedor, Chief Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on August 12, 2003. In the report, the Company furnished under Item 12, the Company’s financial results for the second quarter ended June 30, 2003.

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