Form 10-K
period 2003-12-31
SBA COMMUNICATIONS CORP
filed 2004-03-12
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Class A common stock $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☒  No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $132.2 million as of June 30, 2003.

The number of shares outstanding of the Registrant’s common stock (as of March 10, 2004):

Class A common stock—56,017,207 shares

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2004 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2003, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

General

We are a leading independent owner and operator of over 3,000 wireless communications towers in the eastern third of the United States. We generate revenues from our two primary businesses, site leasing and site development. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own or manage for or lease from others. The towers that we own have been constructed by us at the request of a carrier, built or constructed based on our own initiative or acquired. We have built approximately 60% of our currently owned towers. As of December 31, 2003, we owned 3,093 towers of which 3,032 are in continuing operations. In our site development business, we offer wireless service providers assistance in developing and maintaining their own wireless service networks. Since our founding in 1989, we have participated in the development of more than 25,000 antenna sites in 49 of the 51 major wireless markets in the United States.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. We believe that over the long term our site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of use and network coverage requirements. We lease antenna space on the towers we have constructed, the towers we have acquired, and the towers we lease, sublease and/or manage for third parties. Our site leasing revenue comes from a variety of wireless carrier tenants, including AT&T Wireless, Cingular Wireless, Nextel, Sprint PCS, T-Mobile, and Verizon Wireless, and we believe our current tower portfolio positions us to take advantage of wireless carriers’ antenna and equipment deployment. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal capital expenditures. We expect to grow our cash flows by adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring carriers to bear the cost of tower modifications. Because our towers are strategically positioned and our customers typically do not re-locate, we have historically experienced low customer churn as a percentage of revenue. Our lease contracts typically have terms of five years or more with multiple term tenant renewal options and provide for annual rent escalators. We are focusing our leasing activities in the eastern third of the United States where substantially all of our towers are located. Additionally, due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers will be low.

The following chart shows the number of towers we built for our own account, the number of towers we acquired, the number of towers we reclassified or disposed of, the number of towers held for sale and the number of towers owned for the periods indicated, before discontinued operations treatment:

	For the years ended December 31,
	2003	2002	2001	2000	1999
Towers owned at the beginning of period	3,877	3,734	2,390	1,163	494
Towers built	13	141	667	779	438
Towers acquired	—	53	677	448	231
Towers reclassified/disposed of (1)	(797)	(51)	—	—	—
Towers held for sale	(61)	—	—	—	—

Towers owned at the end of period	3,032	3,877	3,734	2,390	1,163

(1)	Reclassifications reflect the combination for reporting purposes of multiple acquired tower structures on a single parcel of real estate, which we market and customers view as a single location, into a single owned tower site. Dispositions reflect the sale, conveyance or other legal transfer of owned tower sites.

The following chart shows the number of towers owned for the periods indicated, after discontinued operations treatment:

	For the years ended December 31,
	2003	2002	2001	2000	1999
Towers owned at the end of the period	3,032	3,030	2,910	1,830	902

As of December 31, 2003, we had 6,847 tenants on our 3,032 towers.

At December 31, 2003, our same tower revenue growth was 9.3% and our same tower site leasing gross profit growth was 16.1% on the 3,020 towers we owned as of December 31, 2002.

The following chart includes details regarding our site leasing revenues and gross profit percentage:

	For the years ended December 31,
	2003	2002	2001
	(dollars in thousands)
Site leasing revenue	$127,842	$115,081	$85,487
Percentage of total revenue	60.3%	47.9%	38.0%
Site leasing gross profit percentage contribution of total gross profit	93.1%	76.7%	63.7%

To help maximize the revenue and profit we earn from our capital investment in our towers, we provide services at our tower locations beyond the leasing of antenna space. The services we provide, or may provide in the future, include generator provisioning, antenna installation, equipment installation, maintenance, and backhaul, which is the transport of the wireless signals transmitted or received by an antenna to a carrier’s network. Some of these services are part of our site leasing services (e.g., the generator provisioning) and are recurring in nature, and are contracted for by a wireless carrier or other user in a manner similar to the way they lease antenna space.

Site Development Services

Our site development business consists of two segments, site development consulting and site development construction, through which we provide wireless service providers a full range of end-to-end services. In the consulting segment of our site development business, we offer clients the following services: (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and antennas; (4) support in buying or leasing of the location; and (5) assistance in obtaining zoning approvals and permits. In the construction segment of our site development business we provide a number of services, including, but not limited to the following: (1) tower and related site construction; (2) antenna installation; and (3) radio equipment installation, commissioning and maintenance. Currently our largest site development project is the network development contract we were awarded by Sprint Spectrum L.P. We estimate that this contract will generate approximately $70 to $90 million in site development construction revenue over the next two years.

Our site development customers include most of the major wireless communications and services companies, including AT&T Wireless, Bechtel Corporation, Cingular Wireless, General Dynamics, Nextel, Sprint PCS, T-Mobile and Verizon Wireless. Site development revenue was $84.2 million and $125.0 million for the years ended December 31, 2003 and 2002, respectively.

Our site development revenues and profit margins decreased significantly during the year ended December 31, 2003 compared to the year ended December 31, 2002. This decrease was primarily attributable to a decline in capital expenditures by wireless carriers, particularly for our site development construction services, and increased competition, which adversely affected our volume of activity and the pricing for our services.

Business Strategy

Our primary strategy is to capture the maximum benefits from our position as a leading owner and operator of wireless communications towers. Key elements of our strategy include:

Focusing on Site Leasing Business with Stable, Recurring Revenues. We intend to continue to focus on and allocate substantially all of our capital resources to our site leasing business due to its attractive characteristics such as long-term contracts, built-in price escalators, high operating margins and low customer churn. The long-term nature of the revenue stream of our site leasing business makes it less volatile than our site development business which is more reactive to changes in industry conditions. By focusing on our site leasing business, we believe that we can maintain a stable, recurring cash flow stream and reduce our exposure to cyclical changes in customer spending.

Maximizing Use of Tower Capacity. We generally have constructed our towers to accommodate multiple tenants and a substantial majority of our towers are high capacity lattice or guyed towers. Most of our towers have significant capacity available for additional antennas and we believe that increased use of our towers can be achieved at a low incremental cost. We actively market space on our towers through our internal sales force.

Geographically Focusing our Tower Ownership. We have decided to focus our tower ownership geographically in the eastern third of the United States. We believe that focusing our site leasing activities in this smaller geographic area, where we have a higher concentration of towers, will improve our operating efficiencies, reduce our overhead expenses and produce higher revenue per tower.

Maintaining Low Cost Structure with Reduced Capital Expenditures. We believe we have a low cost structure and we intend to proactively manage our cost structure to reflect the size and stage of our business and changes in the business environment. In addition, we have significantly reduced our capital expenditures since 2001 and intend to maintain lower levels (compared to 1999 to 2001) of annual capital expenditures for the foreseeable future.

Using our Local Presence to Build Strong Relationships with Major Wireless Service Providers. Given the nature of towers as location specific communications facilities, we believe that substantially all of what we do is best done locally. Consequently, we have a broad field organization that allows us to develop and capitalize on our experience, expertise and relationships in each of our local markets, which in turn enhances our customer relationships. Due to our presence in local markets, we believe we are well positioned to capture additional site leasing business in our markets and identify and participate in site development projects across our markets.

Capturing Other Revenues That Flow From our Tower Ownership. To help maximize the revenue and profit we earn from our capital investment in our towers, we provide services at our tower locations beyond the leasing of antenna space, including antenna installation and equipment installation. Because of our ownership of the tower, our control of the tower site and our experience and capabilities in providing installation services, we believe that we are well positioned to perform more of these services and capture the related revenue.

Capitalizing on our Management Experience. Our management team has extensive experience in site leasing and site development services. Management believes that its industry expertise and strong relationships with wireless carriers will allow us to expand our position as a leading provider of site leasing and site development services.

Company Services

We provide our services on a local basis, through regional offices, territory offices and project offices, some of which are opened and closed on a project-by-project basis. Operationally, we are divided into three regions throughout the United States, run by vice presidents. Each region is divided into sub-regions run by general managers and we have further divided each sub-region into geographic territories run by local managers. Within each manager’s geographic area of responsibility, he or she is responsible for all site development operations, including hiring employees and opening or closing project offices, and a substantial portion of the sales in such area.

Our executive, corporate development, accounting, finance, human resources, legal and regulatory, information technology and site administration personnel, and our network operations center are located in our headquarters in Boca Raton, Florida. Certain sales, new tower build support and tower maintenance personnel are also located in our Boca Raton office.

Customers

Since commencing operations, we have performed site leasing and site development services for most of the largest wireless service providers. The majority of our contracts have been for PCS, enhanced specialized mobile radio, or ESMR, and cellular providers of wireless telephony services. We also serve wireless data and Internet, paging, PCS narrowband, specialized mobile radio, multi-channel multi-point distribution service, or MMDS, and multi-point distribution service, or MDS, wireless providers. In both our site development and site leasing businesses, we work with large national providers and smaller local, regional or private operators. We depend on a relatively small number of customers for our site leasing and site development revenues. Of our total revenues for the year ended December 31, 2003, the following three customers represented at least 10% of our total revenues:

Percentage of Revenue
Bechtel Corporation	14.3%
AT&T Wireless	10.8%
Cingular Wireless	10.2%

Of our total revenues for the year ended December 31, 2002, the following three customers represented at least 10% of our total revenues:

Percentage of Revenue
Bechtel Corporation	15.3%
Cingular Wireless	12.6%
AT&T Wireless	10.1%

During the past two years, we provided services for a number of customers, including:

Airgate PCS	Nextel
Alamosa PCS	Nextel Partners
ALLTEL	PAC 17/A.F.L.
AT&T Wireless	Siemens
Bechtel Corporation	Sprint PCS
Cingular Wireless	T-Mobile
Dobson Cellular Systems	Triton PCS
General Dynamics	U.S. Cellular
Horizon PCS	US Unwired
M/A – COMM	Verizon Wireless

Sales and Marketing

Our sales and marketing goals are to:

•	use existing relationships and develop new relationships with wireless service providers to lease antenna space on and purchase related services with respect to our owned or managed towers, enabling us to grow our site leasing business;

•	establish relationships with select communications systems vendors and large program management firms who use end-to-end services, including those provided by us, which will enable us to market our services and product offerings through additional channels of distribution; and

•	further cultivate customers to sell site development services.

We approach sales on a company-wide basis, involving many of our employees. We have a dedicated sales force that is supplemented by members of our executive management team. Our dedicated salespeople are based regionally as well as in the corporate office. We also rely on our regional vice presidents, general managers and other operations personnel to sell our services and cultivate customers. Our strategy is to delegate sales efforts to those employees of ours who have the best relationships with our customers. Most wireless service providers have national corporate headquarters with regional and local offices. We believe that providers make most decisions for site development and site leasing services at the regional and local levels with input from their corporate headquarters. Our sales representatives work with provider representatives at the regional and local levels and at the national level when appropriate. Our sales staff compensation is heavily weighted to incentive-based goals and measurements. A substantial number of our operations personnel have revenue and gross profit-based incentive components in their compensation plans.

In addition to our marketing and sales staff, we rely upon our executive and operations personnel at the regional and territory office levels to identify sales opportunities within existing customer accounts.

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

Competition

We compete with:

•	site development companies that acquire antenna space on existing towers for wireless service providers, manage new tower construction and provide site development services;

•	program management firms that operate in the wireless arena;

•	wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers;

•	other large independent tower companies; and

•	smaller local independent tower operators.

Wireless service providers that own and operate their own tower networks and several of the other tower companies generally are substantially larger and have greater financial resources than we do. We believe that tower location and capacity, quality of service, density within a geographic market and, to a lesser extent, price historically have been and will continue to be the most significant competitive factors affecting the site leasing business.

Our primary competitors for our site leasing activities are five large independent tower companies, American Tower Corporation, Crown Castle International Corp., Global Signal, Inc., SpectraSite, Inc., and AAT Communications Corp., and a large number of smaller independent tower owners. In addition, we compete with AT&T Wireless, Sprint PCS and other wireless service providers who currently market excess space on their owned towers to other wireless service providers.

We believe that the majority of our competitors in the site development business operate within local market areas exclusively, while some firms appear to offer their services nationally, including American Tower Corporation, Alcoa Fujikura Ltd., Bechtel Corporation, Black & Veach Corporation, General Dynamics Corporation, LCC International, Inc. and Wireless Facilities, Inc. The market includes participants from a variety of market segments offering individual, or combinations of, competing services. The field of competitors includes site development consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors, which provide end-to-end site development services through multiple subcontractors, and providers’ internal staff. We believe that providers base their decisions for site development services on a number of criteria, including a company’s experience, track record, local reputation, price and time for completion of a project. We believe that we compete favorably in these areas.

Employees

As of December 31, 2003, we had approximately 600 employees, none of whom is represented by a collective bargaining agreement. We consider our employee relations to be good.

Regulatory and Environmental Matters

Federal Regulations. Both the FCC and the FAA regulate antenna towers and structures that support wireless communications and radio or television antennas. Many FAA requirements are implemented in FCC regulations. These regulations govern the construction, lighting and painting or other marking of towers and structures and may, depending on the characteristics of particular towers or structures, require prior approval and registration of towers or structures. Wireless communications equipment and radio or television stations operating on towers or structures are separately regulated and may require independent licensing depending upon the particular frequency or frequency band used.

Pursuant to the requirements of the Communications Act of 1934, as amended, the FCC, in conjunction with the FAA, has developed standards to consider proposals involving new or modified antenna towers or structures. These standards mandate that the FCC and the FAA consider the height of the proposed tower or structure, the relationship of the tower or structure to existing natural or man-made obstructions and the proximity of the tower or structure to runways and airports. Proposals to construct or to modify existing towers or structures above certain heights must be reviewed by the FAA to ensure the structure will not present a hazard to air navigation. The FAA may condition its issuance of a no-hazard determination upon compliance with specified lighting and/or painting requirements. Antenna towers that meet certain height and location criteria must also be registered with the FCC. A tower or structure that requires FAA clearance will not be registered by the FCC until it is cleared by the FAA. Upon registration, the FCC may also require special lighting and/or painting. Owners of wireless communications antenna towers and structures may have an obligation to maintain painting and lighting or other marking in conformance with FAA and FCC standards. Antenna tower and structure owners also bear the responsibility of monitoring any lighting systems and notifying the FAA of any lighting outage or malfunction. In addition, any applicant for an FCC antenna tower or structure registration must certify that, consistent with the Anti-Drug Abuse Act of 1988, neither the applicant nor its principals are subject to a denial of Federal benefits because of a conviction for the possession or distribution of a controlled substance. We generally indemnify our customers against any failure to comply with applicable regulatory standards. Failure to comply with the applicable requirements may lead to civil penalties.

The Telecommunications Act of 1996 amended the Communications Act of 1934 by preserving state and local zoning authorities’ jurisdiction over the construction, modification and placement of towers. The law, however, limits local zoning authority by prohibiting any action that would (1) discriminate among different providers of personal wireless services or (2) ban altogether the construction, modification or placement of radio communication towers. Finally, the Telecommunications Act of 1996 requires the federal government to help licensees for wireless communications services gain access to preferred sites for their facilities. This may require that federal agencies and departments work directly with licensees to make federal property available for tower facilities.

Owners and operators of antenna towers and structures may be subject to, and therefore must comply with, environmental laws. Any licensed radio facility on an antenna tower or structure is subject to environmental review pursuant to the National Environmental Policy Act of 1969, among other statutes, which requires federal agencies to evaluate the environmental impact of their decisions under certain circumstances. The FCC has issued regulations implementing the National Environmental Policy Act. These regulations place responsibility on applicants to investigate potential environmental effects of their operations and to disclose any potential significant effects on the environment in an environmental assessment prior to constructing or modifying an antenna tower or structure and prior to commencing operation of wireless communications or radio or television stations from the tower or structure. In the event the FCC determines the proposed structure or operation would have a significant environmental impact based on the standards the FCC has developed, the FCC would be required to prepare an environmental impact statement, which will be subject to public comment. This process could significantly delay the registration of a particular tower or structure.

As an owner and operator of real property, we are subject to certain environmental laws that impose strict, joint and several liability for the cleanup of on-site or off-site contamination and related personal or property damage. We are also subject to certain environmental laws that govern tower or structure placement, including pre-construction environmental studies. Operators of towers or structures must also take into consideration certain radio frequency (“RF”) emissions regulations that impose a variety of procedural and operating requirements. Certain proposals to operate wireless communications and radio or television stations from antenna towers and structures are also reviewed by the FCC to ensure compliance with requirements relating to human exposure to RF emissions. Exposure to high levels of RF energy can produce negative health effects. The potential connection between low-level RF energy and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. We believe that we are in substantial compliance with and we have no material liability under any applicable environmental laws. These costs of compliance with existing or future environmental laws and liability related thereto may have a material adverse effect on our prospects, financial condition or results of operations.

State and Local Regulations. Most states regulate certain aspects of real estate acquisition, leasing activities and construction activities. Where required, we conduct the site acquisition portions of our site development services business through licensed real estate brokers’ agents, who may be our employees or hired as independent contractors, and conduct the construction portions of our site development services through licensed contractors, who may be our employees or independent contractors. Local regulations include city and other local ordinances, zoning restrictions and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require tower and structure owners to obtain approval from local officials or community standards organizations prior to tower or structure construction and establish regulations regarding maintenance and removal of towers or structures. In addition, many local zoning authorities require tower and structure owners to post bonds or cash collateral to secure their removal obligations. Local zoning authorities generally have been unreceptive to construction of new antenna towers and structures in their communities because of the height and visibility of the towers or structures, and have, in some instances, instituted moratoria.

Backlog

Our backlog of pending leases for antenna space on our towers varies from time to time and reflects the relatively short-cycle of three to six months of the antenna space leasing process. Leasing backlogs vary widely within a fiscal quarter, and are generally lowest on the last day of a quarter as our customers strive to meet their own quarterly antenna site deployment goals. As of December 31, 2003 we had 136 new leases and 15 amendments which had been executed with customers but which had not begun generating revenue. These leases contractually provided for approximately $2.8 million of annual revenues. As of December 31, 2002 we had 150 new leases and 9 amendments which had been executed with customers but which had not begun generating revenue. These leases contractually provided for approximately $3.3 million of annual revenues.

Our backlog for site development services was approximately $80 million as of December 31, 2003 as compared to approximately $29 million as of December 31, 2002. The increase in 2003 is attributable to a contract received from Sprint for site development work which is expected to result in revenues of $70 million to $90 million over a two year period of which approximately $60 million is reflected in backlog as of December 31, 2003. We had no backlog for pending tower acquisitions as of December 31, 2003.

Risks Related to Our Business

We may not be able to service our substantial indebtedness.

As indicated below, we have and will continue to have a significant amount of indebtedness relative to our equity.

	As of December 31,
	2003	2002
	(in thousands)
Total indebtedness*	$866,199	$1,019,046
Shareholders’ equity	$43,877	$203,490

*Excludes	deferred gain on interest rate swap of $4,559 at December 31, 2003 and $5,236 at December 31, 2002.

Our ability to service our debt obligations will depend on our future operating performance. Our earnings were insufficient to cover our fixed charges for the year ended December 31, 2003 by $162 million and $184 million for the year ended December 31, 2002. Subsequent to December 31, 2003 we obtained a new senior credit facility. A portion of the proceeds from this facility were used to repay the then existing credit facility, to purchase 12% senior discount notes in the open market, to redeem all 12% senior discount notes outstanding on March 1, 2004, and to repurchase 10¼% senior notes in the open market. As adjusted for these transactions, we would require approximately $53.5 million of cash flow from operating activities (before net cash interest expenses) to discharge our cash interest and principal obligations for the year ending December 31, 2004. By comparison, for the year ended December 31, 2003, we generated $56.7 million of cash flow from operations (before net cash interest expenses). In order to manage our substantial amount of indebtedness, we may from time to time sell assets, issue equity, or repurchase, restructure or refinance some or all of our debt. We may not be able to effectuate any of these alternative strategies on satisfactory terms, if at all. The implementation of any of these alternative strategies may dilute our current shareholders or subject us to additional costs or restrictions on our ability to manage our business and as a result could have a material adverse effect on our financial condition and growth strategy.

We may not have sufficient liquidity or cash flow from operations to repay the remaining amount of our outstanding senior credit facility, our 10¼% senior notes and our 9¾% senior discount notes upon their respective maturities in 2008, 2009 and 2011. Therefore, prior to the maturity of our outstanding debt we may be required to refinance and/or restructure some or all of this debt. There can be no assurance that we will be able to refinance or restructure this debt on acceptable terms or at all. If we were unable to refinance, restructure or otherwise repay the principal amount of this debt upon its maturity, we may need to sell assets, cease operations and/or file for protection under the bankruptcy laws.

As of December 31, 2003, adjusted for the transactions discussed above, we would have had approximately $21 million of additional borrowing capacity under our senior credit facility, subject to maintenance covenants, borrowing base limitations and other conditions. Furthermore, we and our subsidiaries may be able to incur significant additional indebtedness in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt.

We are dependent on the financial stability of our customers and any deterioration in their financial condition may reduce the demand for our services which would adversely affect our growth strategy, revenues and financial condition.

Our business depends on the financial stability of our customers. The economic slowdown and intense competition in the wireless and telecommunications industries over the past several years have impaired the financial condition of some of our customers, certain of which operate with substantial leverage and certain of which have filed or may file for bankruptcy. The financial uncertainties facing our customers could reduce demand for our communications sites, increase our bad debt expense and reduce prices on new customer contracts. This could affect our ability to satisfy our obligations.

In addition, we may be negatively impacted by our customers’ limited access to debt and equity capital. Recently when capital market conditions were difficult for the telecommunications industry, wireless service providers conserved capital by not spending as much as originally anticipated to finance expansion activities. This decrease adversely impacted demand for our services and consequently our financial condition. As a result, we adjusted our business during 2002 and early 2003 to significantly reduce and subsequently suspend any material investment for new towers and our site development activities. If our customers are not able to access the capital markets in the future, our growth strategy, revenues and financial condition may again be adversely affected.

Our substantial indebtedness may negatively impact our ability to implement our business plan.

Our substantial indebtedness may negatively impact our ability to implement our business plan. For example, it could:

•	limit our ability to fund future working capital, capital expenditures and development costs;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	increase our vulnerability to general economic and industry conditions;

•	subject us to interest rate risk;

•	place us at a competitive disadvantage to our competitors that are less leveraged;

•	require us to sell debt or equity securities or sell some of our core assets, possibly on unfavorable terms, to meet payment obligations; and

•	limit our ability to borrow additional funds.

Our debt instruments contain restrictive covenants that could adversely affect our business.

Our senior credit facility and the indentures governing our outstanding notes each contain certain restrictive covenants. Among other things, these covenants restrict our ability to:

•	incur additional indebtedness;

•	sell assets;

•	pay dividends;

•	make certain investments; and

•	engage in other restricted payments.

If we fail to comply with these covenants, it could result in an event of default under one or all of these debt instruments. The acceleration of amounts due under one of our debt instruments would also cause a cross-default under our other debt instruments.

SBA Senior Finance Inc. (“SBA Senior Finance”), which owns, directly or indirectly, all of the common stock of our operating subsidiaries, is the borrower under our senior credit facility. The senior credit facility requires SBA Senior Finance to maintain specified financial ratios, including ratios regarding SBA Senior Finance’s debt to annualized operating cash flow, debt service, cash interest expense and fixed charges for each quarter. In addition, the senior credit facility contains additional negative covenants that, among other things, restrict our ability to commit to capital expenditures and build towers without anchor tenants. Our ability to meet these financial ratios and tests and comply with these covenants can be affected by events beyond our control, and we may not be able to do so. A breach of any of these covenants, if not remedied within the specified period, could result in an event of default under the senior credit facility.

Upon the occurrence of any default, our senior credit facility lenders can prevent us from borrowing any additional amounts under the senior credit facility. In addition, upon the occurrence of any event of default, other than certain bankruptcy events, senior credit facility lenders, by a majority vote, can elect to declare all amounts of principal outstanding under the senior credit facility, together with all accrued interest, to be immediately due and payable. The acceleration of amounts due under our senior credit facility would cause a cross-default under our indentures, thereby permitting the acceleration of such indebtedness. If the indebtedness under the senior credit facility and/or indebtedness under our outstanding notes were to be accelerated, our current assets would not be sufficient to repay in full the indebtedness. If we were unable to repay amounts that become due under the senior credit facility, the senior credit lenders could proceed against the collateral granted to them to secure that indebtedness. Substantially all of our assets are pledged as security under the senior credit facility. In such an event of default, our assets may not be sufficient to satisfy our obligations under the notes.

If our wireless service provider customers combine their operations to a significant degree, our growth, our revenue and our ability to generate positive cash flow could be adversely affected.

Demand for our services may decline if there is significant consolidation among our wireless service provider customers as they may then reduce capital expenditures in the aggregate because many of their existing networks and expansion plans overlap. In January 2003, the spectrum cap, which previously prohibited wireless carriers from owning more than 45 MHz of spectrum in any given geographical area, expired. Some wireless carriers may be encouraged to consolidate with each other as a result of this regulatory change and as a means to strengthen their financial condition. Economic conditions have resulted in the consolidation of several wireless service providers and this trend is likely to continue. To the extent that our customers consolidate, they may not renew any duplicative leases that they have on our towers and/or may not lease as many spaces on our towers in the future. This would adversely affect our growth, our revenue and our ability to generate positive cash flow. In February 2004, Cingular Wireless and AT&T Wireless entered into an agreement by which Cingular would acquire AT&T in a transaction anticipated to close in late 2004 or 2005. As of December 31, 2003 Cingular and AT&T were both tenants on 287 of our 3,032 towers. The contractual revenue generated by both of these tenants on these 287 towers at December 31, 2003 was approximately $12 million. If, as a result of this transaction, Cingular were not to renew duplicate leases, we could lose up to 50% of such revenue. The average remaining contractual life of such duplicate leases was approximately 3 years.

Similar consequences may occur if wireless service providers engage in extensive sharing or roaming or resale arrangements as an alternative to leasing our antenna space. Wireless voice service providers frequently enter into roaming agreements with competitors allowing them to use another’s wireless communications facilities to accommodate customers who are out of range of their home provider’s services. Wireless voice service providers may view these roaming agreements as a superior alternative to leasing antenna space on communications sites owned or controlled by us or others. The proliferation of these roaming agreements could have a material adverse effect on our revenue.

We depend on a relatively small number of customers for most of our revenue.

We derive a significant portion of our revenue from a small number of customers, particularly in our site development services business. The loss of any significant customer could have a material adverse effect on our revenue.

The following is a list of significant customers and the percentage of our total revenues for the specified time periods derived from these customers:

	Percentage of Total Revenues for the years ended December 31,
	2003	2002
Bechtel Corporation	14.3%	15.3%
AT&T Wireless	10.8%	10.1%
Cingular Wireless	10.2%	12.6%

We also have client concentrations with respect to revenues in each of our financial reporting segments:

	Percentage of Site Leasing Revenue for the years ended December 31,
	2003	2002
AT&T Wireless	16.9%	15.5%
Cingular Wireless	11.1%	10.8%

	Percentage of Site Development Consulting Revenue for the years ended December 31,
	2003	2002
Bechtel Corporation	30.5%	34.2%
Cingular Wireless	24.0%	29.6%
Verizon Wireless	14.5%	3.9%

	Percentage of Site Development Construction Revenue for the years ended December 31,
	2003	2002
Bechtel Corporation	37.7%	28.1%
Sprint PCS	12.9%	3.0%

Revenues from these clients are derived from numerous different site leasing contracts and site development contracts. Each site leasing contract relates to the lease of space at an individual tower site and is generally for an initial term of five years renewable for five five-year periods at the option of the tenant. Our site development customers engage us on a project-by-project basis, and a customer can generally terminate an assignment at any time without penalty. In addition, a customer’s need for site development services can decrease, and we may not be successful in establishing relationships with new customers. Furthermore, our existing customers may not continue to engage us for additional projects.

We may not secure as many site leasing tenants as planned or our lease rates may decline.

If tenant demand for tower space or our lease rates for new tenants decrease, we may not be able to successfully grow our site leasing business. This may have a material adverse effect on our strategy, revenue growth and our ability to satisfy our financial and other contractual obligations. Our plan for the growth of our site leasing business largely depends on our management’s expectations and assumptions concerning future tenant demand and potential lease rates for independently owned towers.

Due to the long-term expectations of revenue from our tenant leases, we are very sensitive to the creditworthiness of our tenants.

Due to the long-term nature of our tenant leases, we, like others in the tower industry, are dependent on the continued financial strength of our tenants. Wireless service providers often operate with substantial leverage, and financial problems for our customers could result in uncollected accounts receivable, the loss of customers and lower than anticipated lease revenues. During the past three years, a number of our site leasing customers have filed for bankruptcy including almost all of our paging customers. Although these bankruptcies have not had a material adverse effect on our business or revenues, any future bankruptcies may have a material adverse effect on our business, revenues, and/or the collectability of our accounts receivable.

Our quarterly operating results for our site development services fluctuate and therefore should not be considered indicative of our long-term results.

The demand for our site development services fluctuates from quarter to quarter and should not be considered as indicative of long-term results. Numerous factors cause these fluctuations, including:

•	the timing and amount of our customers’ capital expenditures;

•	the size and scope of assignments;

•	the business practices of customers, such as deferring commitments on new projects until after the end of the calendar year or the customers’ fiscal year;

•	the number and significance of active projects during a quarter;

•	delays relating to a project or tenant installation of equipment;

•	seasonal factors, such as weather, vacation days and total business days in a quarter;

•	the use of third party providers by our customers;

•	the rate and volume of wireless service providers’ network development; and

•	general economic conditions.

Although the demand for our site development services fluctuates, we incur significant fixed costs, such as maintaining a staff and office space in anticipation of future contracts. In addition, the timing of revenues is difficult to forecast because our sales cycle may be relatively long. Therefore, we may not be able to adjust our cost structure in a timely basis to adjust to market slowdowns.

We are not profitable and expect to continue to incur losses.

We are not profitable. The following chart shows the net losses we incurred for the periods indicated:

	For the years ended December 31,
	2003	2002	2001
	(in thousands)
Net losses	$172,171	$248,996	$125,792

Our losses are principally due to significant interest expense and depreciation and amortization in each of the periods presented above. We recorded an asset impairment charge of $17.0 million, a charge associated with the write-off of deferred financing fees and loss on extinguishment of debt of $24.2 million, and a restructuring charge of $2.5 million during the year ended December 31, 2003. Additionally, we recognized a loss, net of taxes, of approximately $7.7 million for the year ended December 31, 2003 in connection with discontinued operations. We recorded restructuring and other charges of $47.8 million, a $60.7 million charge related to the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 142, and an asset impairment charge of $25.5 million in the year ended December 31, 2002. We recorded restructuring and other charges of $24.4 million in the year ended December 31, 2001.

In 2004, we expect to incur material additional charges for the write-off of deferred financing fees and extinguishment of debt associated with the senior credit facility refinancing, 10¼% senior note repurchases and 12% senior discount note repurchases and redemptions which occurred subsequent to December 31, 2003. Interest expense and depreciation charges will continue to be substantial in the future.

Increasing competition in the tower industry may adversely affect us.

Our industry is highly competitive, particularly with respect to securing quality tower assets and adequate capital to support tower networks. Competitive pressures for tenants on their towers from these competitors could adversely affect our lease rates and services income. In addition, the loss of existing customers or the failure to attract new customers would lead to an accompanying adverse effect on our revenues, margins and financial condition. Increasing competition could also make the acquisition of quality tower assets more costly.

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

Wireless service providers that own and operate their own tower networks and several of the other tower companies generally are substantially larger and have greater financial resources than we do. We believe that tower location and capacity, quality of service, density within a geographic market and, to a lesser extent, price historically have been and will continue to be the most significant competitive factors affecting the site leasing business.

The site development market includes participants from a variety of market segments offering individual, or combinations of, competing services. We believe that a company’s experience, track record, local reputation, price and time for completion of a project have been and will continue to be the most significant competitive factors affecting the site development business.

The loss of the services of certain of our key personnel or a significant number of our employees may negatively affect our business.

Our success depends to a significant extent upon performance and active participation of our key personnel. We cannot guarantee that we will be successful in retaining the services of these key personnel. We have employment agreements with Jeffrey A. Stoops, our President and Chief Executive Officer, Kurt L. Bagwell, our Senior Vice President and Chief Operating Officer, and Thomas P. Hunt, our Senior Vice President and General Counsel. We do not have employment agreements with any of our other key personnel. If we were to lose any key personnel, we may not be able to find an appropriate replacement on a timely basis and our results of operations could be negatively affected. We do not currently have a permanent Chief Financial Officer, and if we are unable to timely hire one, our business may be negatively impacted. Further, the loss of a significant number of employees or our inability to hire a sufficient number of qualified employees could have a material adverse effect on our business.

New technologies and their use by carriers may have a material adverse effect on our growth rate and results of operations.

The emergence of new technologies could reduce the demand for space on our towers. For example, the development of and use of products that would permit multiple wireless carriers to use a single antenna, share networks or increase the range and capacity of an antenna could reduce the number of antennas needed by our customers. This could have a material adverse effect on our growth rate and results of operations.

Our costs could increase and our revenues could decrease due to perceived health risks from radio frequency (“RF”) energy.

The government imposes requirements and other guidelines on our towers relating to RF energy. Exposure to high levels of RF energy can cause negative health effects.

The potential connection between exposure to low levels of RF energy and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. According to the Federal Communications Commission (“FCC”), the results of these studies to date have been inconclusive. However, public perception of possible health risks associated with cellular and other wireless communications media could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, health risks could cause a decrease in the demand for wireless communications services. Moreover, if a connection between exposure to low levels of RF energy and possible negative health effects, including cancer, were demonstrated, we could be subject to numerous claims. If we were subject to claims relating to RF energy, even if such claims were not ultimately found to have merit, our financial condition would be materially and adversely affected.

Our business is subject to government regulations and changes in current or future regulations could harm our business.

We are subject to federal, state and local regulation of our business. In particular, both the Federal Communications Commission (“FCC”) and the Federal Aviation Administration (“FAA”) regulate the construction and maintenance of antenna towers and structures that support wireless communications and radio and television antennas. In addition, the FCC separately licenses and regulates wireless communications equipment and television and radio stations operating from such towers and structures. FAA and FCC regulations govern construction, lighting, painting and marking of towers and structures and may, depending on the characteristics of the tower or structure, require registration of the tower or structure. Certain proposals to construct new towers or structures or to modify existing towers or structures are reviewed by the FAA to ensure that the tower or structure will not present a hazard to air navigation.

Antenna tower owners and antenna structure owners may have an obligation to mark or paint towers or structures or install lighting to conform to FAA standards and to maintain such marking, painting and lighting. Antenna tower owners and antenna structure owners may also bear the responsibility of notifying the FAA of any lighting outages. Certain proposals to operate wireless communications and radio or television stations from antenna towers and structures are also reviewed by the FCC to ensure compliance with environmental impact requirements. Failure to comply with existing or future applicable requirements may lead to civil penalties or other liabilities and may subject us to significant indemnification liability to our customers against any such failure to comply. In addition, new regulations may impose additional costly burdens on us, which may affect our revenues and cause delays in our growth.

Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, vary greatly, but typically require antenna tower owners and antenna structure owners to obtain approval from local officials or community standards organizations prior to tower or structure construction or modification. Local regulations can delay, prevent, or increase the cost of new construction, co-locations, or site upgrade projects, thereby limiting our ability to respond to customer demand. In addition, new regulations may be adopted that increase delays or result in additional costs to us. These factors could have a material adverse effect on our future growth and operations.

Our towers are subject to damage from natural disasters.

Our towers are subject to risks associated with natural disasters such as tornadoes and hurricanes. We maintain insurance to cover the estimated cost of replacing damaged towers, but these insurance policies are subject to loss limits and deductibles. We also maintain third party liability insurance, subject to deductibles, to protect us in the event of an accident involving a tower. A tower accident for which we are uninsured or underinsured, or damage to a significant number of our towers, could require us to make significant capital expenditures and may have a material adverse effect on our operations or financial condition.

We could have liability under environmental laws that could have a material adverse effect on our business, financial condition and results of operations.

Our operations, like those of other companies engaged in similar businesses, are subject to the requirements of various federal, state, local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials, and wastes. As owner, lessee or operator of numerous tower sites, we may be liable for substantial costs of remediating soil and groundwater contaminated by hazardous materials, without regard to whether we, as the owner, lessee or operator, knew of or were responsible for the contamination. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements. The current cost of complying with these laws is not material to our financial condition or results of operations. However, the requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on our subsidiaries for cash flow may negatively affect our business.

We are a holding company with no business operations of our own. Our only significant asset is and is expected to be the outstanding capital stock of our subsidiaries. We conduct, and expect to conduct, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations, including the principal and interest, premium, if any, and additional interest, if any, on our outstanding 10¼% senior notes and our 9¾% senior discount notes, is dependent upon dividends and other distribution from our subsidiaries to us. Other than amounts required to make interest and principal payments on the notes, we currently expect that the earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their debt obligations. Our operating subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise to pay the principal, interest and other amounts on the notes or make any funds available to us for payment. The ability of our operating subsidiaries to pay dividends or transfer assets to us may be restricted by applicable state law and contractual restrictions, including the terms of the senior credit facility. Although the indenture governing the notes will limit the ability of our operating subsidiaries to enter into consensual restrictions on their ability to pay dividends to us, these limitations are subject to a number of significant qualifications and exceptions.

As a company whose common stock is publicly traded, we are subject to the rules and regulations of federal, state and financial market exchange entities.

In response to recent laws enacted by Congress (most notably the Sarbanes-Oxley Act of 2002), some of these entities have recently issued new requirements and some are continuing to develop additional requirements (most notably, the requirements associated with Section 404 of the Sarbanes-Oxley Act). Our material internal control systems, processes and procedures will have to be in compliance with the new requirements and such compliance may require the commitment of significant financial and managerial resources and significant changes to such controls, systems, processes and procedures.

Availability of Reports and Other Information

Our corporate website is www.sbasite.com. We make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 on our website under “Investor Relations—SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission (the “Commission”). In addition, the Commission’s website is www.sec.gov. The Commission makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Additionally, our reports, proxy and information statements may be read and copied at the Commission’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. Information on our website or the Commission’s website is not part of this document.

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

Our interests in towers are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, private easements, easements and licenses or rights-of-way granted by government entities. Of the 3,032 towers in our portfolio, approximately 16% are located on parcels of land that we own and approximately 84% are located on parcels of land that have leasehold interests created by long-term lease agreements, private easements and easements, licenses or right-of-way granted by government entities. In rural areas, a wireless communications site typically consists of up to a 10,000 square foot tract, which supports towers, equipment shelters and guy wires to stabilize the structure. Less than 2,500 square feet is required for a monopole or self-supporting tower structure of the kind typically used in metropolitan areas for wireless communication tower sites. Land leases generally have an initial term of five years with five or more additional automatic renewal periods of five years, for a total of thirty years or more. In some instances, we have entered into 99 year ground leases.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings relating to claims arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Class A common stock commenced trading under the symbol “SBAC” on The Nasdaq National Market System (“Nasdaq”) on June 16, 1999. The following table presents trading information for the Class A common stock for the periods indicated on the Nasdaq:

	High	Low
Quarter ended March 31, 2003	$1.45	$0.40
Quarter ended June 30, 2003	$3.49	$1.11
Quarter ended September 30, 2003	$4.13	$2.47
Quarter ended December 31, 2003	$4.35	$3.10

Quarter ended March 31, 2002	$14.05	$1.59
Quarter ended June 30, 2002	$3.40	$1.14
Quarter ended September 30, 2002	$1.92	$1.04
Quarter ended December 31, 2002	$1.03	$0.19

As of March 10, 2004, there were 194 record holders of our Class A common stock.

We have never paid a dividend on any class of common stock and anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Consequently, we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, we are restricted under the senior credit facility, the 9¾% senior discount notes and the 10¼% senior notes from paying dividends or making distributions and repurchasing, redeeming or otherwise acquiring any shares of common stock except under certain circumstances.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all existing equity compensation plans as of December 31, 2003.

	Equity Compensation Plan Information
	(in thousands except exercise price)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column)
Equity compensation plans approved by security holders	3,788	$7.79	8,159
Equity compensation plans not approved by security holders	—	—	—
Total	3,788	$7.79	8,159

ITEM 6.	SELECTED HISTORICAL FINANCIAL DATA

The following table sets forth selected historical financial data as of and for each of the five years ended December 31, 2003. The financial data for the fiscal years ended 2003, 2002 and 2001 have been derived from, and are qualified by reference to, our restated audited consolidated financial statements. The financial data as of and for the fiscal years ended 2000 and 1999, have been derived from our unaudited consolidated financial statements. The unaudited financial data as of and for the years ended December 31, 2000 and 1999, have been derived from our books and records without audit and, in the opinion of management, include all adjustments, (consisting only of normal, recurring adjustments) that management considers necessary for a fair statement of results for these periods. The following consolidated financial statements have been reclassified to reflect the discontinued operations treatment of the disposition, or intended disposition of 848 towers. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those consolidated financial statements included in this Form 10-K.

	For the years ended December 31,
	2003	2002	2001	2000	1999
	(audited)	(audited)	(audited)	(unaudited)
	(in thousands)
Operating Data:
Revenues:
Site leasing	$127,842	$115,081	$85,487	$44,332	$23,176
Site development	84,218	125,041	139,735	115,892	60,570

Total revenues	212,060	240,122	225,222	160,224	83,746

Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	42,021	40,650	30,657	16,904	10,742
Cost of site development	77,810	102,473	108,532	88,892	45,804

Total cost of revenues	119,831	143,123	139,189	105,796	56,546

Gross profit	92,229	96,999	86,033	54,428	27,200

Operating expenses:
Selling, general and administrative	31,244	34,352	42,103	27,404	19,659
Restructuring and other charges	2,505	47,762	24,399	—	—
Asset impairment charges	16,965	25,545	—	—	—
Depreciation, accretion and amortization	84,380	85,728	66,104	27,921	13,275

Total operating expenses	135,094	193,387	132,606	55,325	32,934

Operating loss from continuing operations	(42,865)	(96,388)	(46,573)	(897)	(5,734)

Other income (expense):
Interest income	692	601	7,059	6,253	881
Interest expense, net of amounts capitalized	(81,501)	(54,822)	(47,709)	(4,879)	(5,244)
Non-cash interest expense	(9,277)	(29,038)	(25,843)	(23,000)	(20,467)
Amortization of debt issuance costs	(5,115)	(4,480)	(3,887)	(3,006)	(1,596)
Write-off of deferred financing fees and loss on extinguishment of debt	(24,219)	—	(5,069)	—	(1,150)
Other	169	(169)	(76)	68	48

Total other expense	(119,251)	(87,908)	(75,525)	(24,564)	(27,528)

Loss from continuing operations before provision for income taxes and cumulative effect of changes in accounting principles	(162,116)	(184,296)	(122,098)	(25,461)	(33,262)
Benefit from (provision for) income taxes	(1,820)	(309)	(1,493)	(1,195)	196

Loss from continuing operations before cumulative effect of changes in accounting principles	(163,936)	(184,605)	(123,591)	(26,656)	(33,066)
Loss from discontinued operations, net of income taxes	(7,690)	(3,717)	(2,201)	(2,259)	(1,525)

Loss before cumulative effect of changes in accounting principles	(171,626)	(188,322)	(125,792)	(28,915)	(34,591)
Cumulative effect of changes in accounting principles	(545)	(60,674)	—	—	—

Net loss	(172,171)	(248,996)	(125,792)	(28,915)	(34,591)
Dividends on preferred stock	—	—	—	—	733

Net loss applicable to shareholders	$(172,171)	$(248,996)	$(125,792)	$(28,915)	$(33,858)

	As of December 31,
	2003	2002	2001	2000	1999
	(audited)	(audited)	(audited)	(unaudited)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents(1)	$8,338	$61,141	$13,904	$14,980	$3,131
Short-term investments	15,200	—	—	—	—
Restricted cash(2)	10,344	—	—	—	—
Property and equipment (net)	856,213	940,961	987,053	766,221	339,079
Total assets	982,982	1,303,365	1,407,543	948,818	429,823
Total debt(3)	870,758	1,024,282	845,453	248,273	320,767
Total shareholders’ equity	43,877	203,490	448,744	538,160	48,582

	For the years ended December 31,
	2003	2002	2001	2000	1999
	(audited)	(audited)	(audited)	(unaudited)
	(in thousands)
Other Data:
Cash provided by (used in):
Operating activities	$(29,808)	$17,807	$28,753	$47,516	$23,134
Investing activities	155,456	(102,716)	(554,700)	(445,280)	(208,870)
Financing activities	(178,451)	132,146	524,871	409,613	162,124

	For the years ended December 31,
	2003	2002	2001	2000	1999
	(unaudited)
Tower Data (Before Discontinued Operations Treatment):
Towers owned at the beginning of period	3,877	3,734	2,390	1,163	494
Towers constructed	13	141	667	779	438
Towers acquired	—	53	677	448	231
Towers reclassified/disposed of(4)	(797)	(51)	—	—	—
Towers held for sale	(61)	—	—	—	—

Total towers owned at the end of period	3,032	3,877	3,734	2,390	1,163

Tower Data (After Discontinued Operations Treatment):
Total towers owned at the end of period	3,032	3,030	2,910	1,830	902

(1)	Includes cash and cash equivalents of Telecommunications and its subsidiaries of $8.2 million, $60.9 million, $13.7 million, $13.6 million, $2.9 million, as of December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

(2)	Restricted cash of $10.3 million as of December 31, 2003, consists of $7.3 million of cash held by escrow agent in accordance with certain provisions of the Western tower sale agreement and $3.0 million related to surety bonds issued for our benefit.

(3)	Includes deferred gain on interest rate swap of $4.6 million and $5.2 million as of December 31, 2003 and December 31, 2002, respectively.

(4)	Reclassifications reflect the combination for reporting purposes of multiple acquired tower structures on a single parcel of real estate, which we market and customers view as a single location, into a single owned tower site. Dispositions reflect the sale, conveyance or other legal transfer of owned tower sites.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The percentage of revenues derived from the leasing of antenna space at, or on, communication towers continued to increase as a result of our emphasis on our site leasing business through the leasing and management of tower sites. Subsequent to the sale of 784 towers to AAT Communications Corp. during 2003 (“Western tower sale”) we have focused our leasing activities in the eastern third of the United States where substantially all of our remaining towers are located.

Operating results in prior periods may not be meaningful predictors of future results. You should be aware of the significant changes in the nature and scope of our business when reviewing the ensuing discussion of comparative historical results. The 784 towers sold in the Western tower sale during 2003 have been accounted for as discontinued operations in accordance with generally accepted accounting principles. Additionally, 64 towers located in the Western two-thirds of the United States that we had previously decided to sell have also been accounted for as discontinued operations in accordance with generally accepted accounting principles. As of December 31, 2003, 61 of these towers remain as held for sale. All discussion related to the Consolidated Statements of Operations for the periods discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been adjusted to reflect these towers as discontinued operations.

Site Leasing Services

Site leasing revenues are received primarily from wireless communications companies. Revenues from these clients are derived from numerous different site leasing contracts. Each site leasing contract relates to the lease or use of space at an individual tower site and is generally for an initial term of five years, renewable for five five-year periods at the option of the tenant. Almost all of our site leasing contracts contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Site leasing contracts are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the term of the related lease agreements. Rental amounts received in advance are recorded in deferred revenue.

Cost of site leasing revenue primarily consists of:

•	payments for rental on ground and other underlying property;

•	repairs and maintenance (exclusive of employee related costs);

•	utilities;

•	insurance; and

•	property taxes.

For any given tower, such costs are generally unrelated to the number of tenants on such tower. As such, operating costs for owned towers do not generally increase significantly as a result of adding additional customers to the tower.

Site leasing revenues comprised 60.3% of total revenues for the year ended December 31, 2003, and 47.9% of total revenues for the year ended December 31, 2002. Site leasing contributed 93.1% of total gross profit for the year ended December 31, 2003 and 76.7% of total gross profit for the year ended December 31, 2002.

As a result of the Western tower sale, we reduced our tower portfolio by 784 towers. During 2003, to further improve efficiencies in our portfolio, we decided to sell an additional 64 towers remaining in the western two-thirds of the United States, which were not part of the Western tower sale. Three of these towers were sold during the fourth quarter of 2003, leaving 61 towers held for sale at December 31, 2003.

Gross profit margins on the towers sold in the Western tower sale were relatively comparable to the gross profit margins on the towers we retained. Therefore, the sale of these towers is not expected to have a material impact on our site leasing gross profit margin. We do not anticipate making any other material changes to our tower portfolio in 2004.

As of December 31, 2003, we owned 3,032 towers, substantially all of which are in the eastern third of the United States. This number excludes the 61 towers held for sale at December 31, 2003.

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

Site development revenues are received primarily from wireless communications companies or companies providing development or project management services to wireless communications companies. Our site development customers engage us on a project-by-project basis, and a customer can generally terminate an assignment at any time without penalty. Site development projects, both consulting and construction, include contracts on a time and materials basis or a fixed price basis. The majority of our site development services are billed on a fixed price basis. Time and materials based site development contracts are billed and revenue is recognized at contractual rates as the services are rendered. Our site development projects generally take from 3 to 12 months to complete. For those site development consulting contracts in which we perform work on a fixed price basis, we bill the client, and recognize revenue, based on the completion of agreed upon phases of the project on a per site basis. Upon the completion of each phase we recognize the revenue related to that phase.

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

Cost of site development consulting revenue and construction revenue include all costs of materials, salaries and labor, including payroll taxes, subcontract labor, vehicle expense and other costs directly and indirectly related to the projects. All costs related to site development consulting projects and construction projects are recognized as incurred.

Our site development revenues and profit margins decreased significantly during 2002 and 2003. This decrease was primarily attributable to a decline in capital expenditures by wireless carriers and vigorous competition, particularly for our site development construction services, which adversely affected our volume of activity and the pricing for our services.

	Percentage of Revenues For the years ended December 31,		Gross Profit Contribution For the years ended December 31,
	2003	2002	2003	2002
Site development consulting	8.5%	11.3%	1.5%	6.8%
Site development construction	31.2%	40.8%	5.5%	16.5%

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2003, included herein. Note that our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Construction Revenue

Revenue from construction projects is recognized on the percentage-of-completion method of accounting, determined by the percentage of cost incurred to date compared to management’s estimated total anticipated cost for each contract. This method is used because we consider total cost to be the best available measure of progress on each contract. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on each contract nears completion. The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents expenses incurred and revenues recognized in excess of amounts billed. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized. See Note 11 to the Consolidated Financial Statements.

Allowance for Doubtful Accounts

We perform periodic credit evaluations of our customers. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Establishing reserves against specific accounts receivable and the overall adequacy of our allowance is a matter of judgment. See the Consolidated Balance Sheet.

Asset Impairment

We evaluate the potential impairment of individual long-lived assets, principally the tower sites. We record an impairment charge when we believe an investment in towers has been impaired, such that future undiscounted cash flows would not recover the then current carrying value of the investment in the tower site. We consider many factors and make certain assumptions when making this assessment, including but not limited to; general market and economic conditions, historical operating results, geographic location, lease-up potential, and expected timing of lease-up. In addition, we make certain assumptions in determining an asset’s fair value less costs to sell for purposes of calculating the amount of an impairment charge. Changes in those assumptions or market conditions may result in a fair value less costs to sell which is different from management’s estimates. Future adverse changes in market conditions could result in losses or an inability to recover the carrying value, thereby possibly requiring an impairment charge in the future. In addition, if our assumptions regarding future undiscounted cash flows and related assumptions are incorrect, a future impairment charge may be required. See Note 18 to the Consolidated Financial Statements.

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

Significant management estimates and assumptions are required in determining the scope and fair value of our obligations to restore leaseholds to their original condition upon termination of ground leases. In determining the scope and fair value of our obligations, assumptions were made with respect to the : historical retirement experience as an indicator of future restoration probabilities, intent in renewing existing ground leases through lease termination dates, current and future value and timing of estimated restoration costs, and the credit adjusted risk-free rate used to discount future obligations. While we feel the assumptions were appropriate, there can be no assurances that actual costs and the probability of incurring obligations will not differ from estimates. We will review these assumptions periodically and we may need to adjust them as necessary. See Note 5a to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

As our gross profit mix shifts more towards site leasing, operating results in prior periods may not be meaningful predictors of future results. You should be aware of the dramatic changes in the nature and scope of our business when reviewing the ensuing discussion of comparative historical results.

Year Ended 2003 Compared to Year Ended 2002

Revenues:

	For the years ended December 31,
	2003	Percentage of Revenues	2002	Percentage of Revenues	Percentage Increase (Decrease)
	(dollars in thousands)
Site leasing	$127,842	60.3%	$115,081	47.9%	11.1%
Site development consulting	18,092	8.5%	27,204	11.3%	(33.5)%
Site development construction	66,126	31.2%	97,837	40.8%	(32.4)%

Total revenues	$212,060	100.0%	$240,122	100.0%	(11.7)%

Site leasing revenue increased due to the increased number of tenants and the amount of equipment added to our towers. As of December 31, 2003 we had 6,847 tenants as compared to 6,389 tenants at December 31, 2002. During the year ended 2003, 88.7% of contractual revenues from new leases and amendments executed in 2003 were related to new tenant installation and 11.3% were related to additional equipment being added by existing tenants. During the year ended 2002, 86.7% of contractual revenues from new leases and amendments executed in 2002 were related to new tenant installation and 13.3% were related to additional equipment being added by existing tenants. Additionally, we have experienced, on average, higher rents per tenant due to higher rents from new tenants, higher rents upon renewal by existing tenants and additional equipment added by existing tenants. Both site development consulting and construction revenue decreased primarily as a result of the decline in capital expenditures by wireless carriers for additional antenna sites and vigorous competition, which adversely affected our volume of activity and the pricing for our services.

Cost of Revenues:

	For the years ended December 31,		Percentage Increase (Decrease)
	2003	2002
	(in thousands)
Site leasing	$42,021	$40,650	3.4%
Site development consulting	16,723	20,594	(18.8)%
Site development construction	61,087	81,879	(25.4)%

Total cost of revenues	$119,831	$143,123	(16.3)%

Both site development consulting and construction cost of revenues decreased due primarily to lower levels of activity.

Gross Profit:

	For the years ended December 31,		Percentage Increase (Decrease)
	2003	2002
	(in thousands)
Site leasing	$85,821	$74,431	15.4%
Site development consulting	1,369	6,610	(79.3)%
Site development construction	5,039	15,958	(68.4)%

Total gross profit	$92,229	$96,999	(4.9)%

Gross profit for the site leasing business increased as a result of higher revenues per tower and tower operating cost reduction initiatives. Gross profit from both site development consulting and construction decreased as a result of the lower volumes and lower pricing without a commensurate reduction in cost.

Gross Profit Margin Percentages:

	Percentage of revenue For the years ended December 31,
	2003	2002
Site leasing	67.1%	64.6%
Site development consulting	7.6%	24.3%
Site development construction	7.6%	16.3%
Gross profit margin	43.5%	40.4%

Operating Expenses:

	For the years ended December 31,		Percentage (Decrease)
	2003	2002
	(in thousands)
Selling, general and administrative	$31,244	$34,352	(9.0)%
Restructuring and other charges	2,505	47,762	(94.8)%
Asset impairment charges	16,965	25,545	(33.6)%
Depreciation, accretion and amortization	84,380	85,728	(1.6)%

Total operating expenses	$135,094	$193,387	(30.1)%

Selling, general and administrative expenses decreased primarily as a result of reductions in the number of offices, elimination of personnel and elimination of other infrastructure. As of December 31, 2003, we had approximately 600 employees whereas as of December 2002, we had approximately 750 employees.

In 2003, we recognized approximately $17.0 million in asset impairment charges related to 70 towers. By comparison, in 2002 we recognized approximately $16.4 million of asset impairment charges related to 144 towers. The impairment of operational tower assets resulted primarily from our evaluations of the fair value of our operating tower portfolio through a discounted cash flow analysis. Towers determined to be impaired were primarily towers with no tenants and/or with little or deteriorating prospects for future lease-up. In addition, the 2002 asset impairment charge included $9.2 million of goodwill that was recorded during the first two quarters of 2002, which was determined to be impaired during June 2002 when the transitional impairment test of goodwill was performed under SFAS 142.

In February 2002, as a result of the deterioration of capital market conditions for wireless carriers, we reduced our capital expenditures for new tower development and acquisition activities, suspended any new investment for additional towers, reduced our workforce and closed or consolidated offices. Of the $47.3 million charge recorded during the year ended December 31, 2002, approximately $40.4 million related to the abandonment of new tower build and acquisition work in progress and related construction materials on approximately 764 sites. The remaining $6.9 million related primarily to the costs of employee separation for approximately 470 employees and exit costs associated with the closing and consolidation of approximately 40 offices. During 2003, in response to a decline in expenditures by wireless service providers, particularly with respect to site development activities, we committed to new plans of restructuring associated with further downsizing activities. Of the $2.5 million charge recorded for the year ended December 31, 2003, approximately $0.6 million related to the abandonment of new tower build work in process and trailing costs associated with previously abandoned new tower build work in process. The remaining $1.9 million related primarily to the costs of employee separation for approximately 165 employees and exit costs associated with the closing or consolidation of 17 offices. Annualized aggregate lease costs associated with the 17 offices closed or consolidated during 2003 were $0.7 million.

Operating Loss From Continuing Operations:

	For the years ended December 31,		Percentage (Decrease)
	2003	2002
	(in thousands)
Operating loss from continuing operations	$(42,865)	$(96,388)	(55.5%)

This decrease in operating loss from continuing operations primarily was a result of lower restructuring and other charges and lower asset impairment charges in 2003 as compared to 2002.

Other Expense:

	For the years ended December 31,		Percentage Increase
	2003	2002
	(in thousands)
Interest income	$692	$601	15.1%
Interest expense, net of amounts capitalized	(90,778)	(83,860)	8.2%
Amortization of debt issue costs	(5,115)	(4,480)	14.2%
Write-off of deferred financial fees and loss on extinguishment of debt	(24,219)	—	100.0%
Other	169	(169)	200.0%

	$(119,251)	$(87,908)	35.7%

Interest expense increased as a result of higher borrowings and higher weighted average interest rates. Additionally, interest expense in 2002 was reduced as a result of our interest rate swap agreement that existed during most of 2002. The write-off of deferred financing fees and loss on extinguishment of debt is attributable to a write-off of $4.4 million of deferred financing fees associated with the termination of the prior senior credit facility and $19.8 million associated with the early retirement of a portion of our 12% senior discount notes and our 10¼% senior notes. We expect to incur additional material charges in 2004 from the write-off of deferred financing fees and extinguishment of debt associated with the senior credit refinancing, the 10¼% senior note repurchases and the 12% senior discount note repurchases and redemptions which occurred subsequent to December 31, 2003.

Discontinued Operations:

	For the years ended December 31,		Percentage
	2003	2002	Increase
	(in thousands)
Loss from discontinued operations, net of income taxes	$(7,690)	$(3,717)	106.9%

As previously discussed a total of 848 towers (784 towers sold in the Western tower sale and 64 additional towers held for sale) meet the criteria for discontinued operations treatment. The increase in loss from discontinued operations resulted primarily from a loss on sale of $2.1 million related to the Western tower sale.

Cumulative Effect of Changes In Accounting Principle:

	For the years ended December 31,		Percentage
	2003	2002	(Decrease)
	(in thousands)
Cumulative effect of changes in accounting principle	$(545)	$(60,674)	(99.1%)

Effective January 1, 2003, we adopted a method of accounting for asset retirement obligations in accordance with SFAS 143. Under the new accounting principle, we recognize asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of our tower fixed assets. The cumulative effect of the change on prior years resulted in a cumulative effect adjustment of approximately $0.5 million that is included in net loss for the year ended December 31, 2003.

During 2002, we completed the transitional impairment test of goodwill required under SFAS 142, which was adopted effective January 1, 2002. As a result of completing the required transitional test, we recorded a charge retroactive to the adoption date for the cumulative effect of accounting change in the amount of $60.7 million representing the excess of the carrying value of certain assets as compared to their estimated fair value. Of the total $60.7 million cumulative effect adjustment, $58.5 million related to the site development construction reporting segment and $2.2 million related to the site leasing reporting segment.

Net Loss:

	For the years ended December 31,		Percentage
	2003	2002	(Decrease)
	(in thousands)
Net loss	$(172,171)	$(248,996)	(30.9%)

This decrease in net loss is primarily a result of lower restructuring and other charges, lower asset impairment charges, and lower amounts resulting from a cumulative effect in change in accounting principle offset by an increase in interest expense and write offs associated with the extinguishment of debt. We expect to incur additional net losses in 2004.

Year Ended 2002 Compared to Year Ended 2001

Revenues:

	For the years ended December 31,
	2002	Percentage of Revenues	2001	Percentage of Revenues	Percentage Increase (Decrease)
	(dollars in thousands)
Site leasing	$115,081	47.9%	$85,487	38.0%	34.6%
Site development consulting	27,204	11.3%	24,251	10.8%	12.2%
Site development construction	97,837	40.8%	115,484	51.2%	(15.3%)

Total revenues	$240,122	100%	$225,222	100%	6.6%

Site leasing revenue increased due to the increased number of tenants added to our towers, higher average rents received and the increase in the number of towers in our portfolio. As of December 31, 2002 we had 6,389 tenants as compared to 5,558 tenants at December 31, 2001. Site development consulting revenues increased due to several new contracts for site acquisition and zoning services from wireless communications carriers. Site development construction revenue decreased due primarily to reduced carrier activity and price competition resulting from lower capital expenditures by wireless carriers on or around cell sites.

Cost of Revenues:

	For the years ended December 31,		Percentage Increase
	2002	2001	(Decrease)
	(in thousands)
Site leasing	$40,650	$30,657	32.6%
Site development consulting	20,594	17,097	20.5%
Site development construction	81,879	91,435	(10.5%)

Total cost of revenues	$143,123	$139,189	2.8%

Site leasing cost of revenue increased due to the increased number of towers owned resulting in an increased amount of lease payments to site owners and related site costs as well as increases in operating costs of certain sites, maintenance and property taxes. Site development consulting cost of revenue increased, reflecting higher levels of activity and increased personnel costs. Site development construction cost of revenue decreased, due primarily to lower levels of activity.

Gross Profit:

	For the years ended December 31,		Percentage Increase
	2002	2001	(Decrease)
	(in thousands)
Site leasing	$74,431	$54,830	35.7%
Site development consulting	6,610	7,154	(7.6%)
Site development construction	15,958	24,049	(33.6%)

Total gross profit	$96,999	$86,033	12.7%

Gross profit for the site leasing business increased as a result of the increased number of tenants added to our towers, and to a lesser extent, additional towers added to our portfolio. Gross profit decreased for both site development consulting and construction. This decrease primarily resulted from lower pricing for our services due to competition.

Gross Profit Margin Percentages:

	Percentage of revenue
	For the years ended December 31,
	2002	2001
Site leasing	64.7%	64.1%
Site development consulting	24.3%	29.5%
Site development construction	16.3%	20.8%
Gross profit margin	40.4%	38.2%

Operating Expenses:

	For the years ended December 31,		Percentage Increase
	2002	2001	(Decrease)
	(in thousands)
Selling, general and administrative	$34,352	$42,103	(18.4%)
Restructuring and other charges	47,762	24,399	95.8%
Asset impairment charges	25,545	—	100.0%
Depreciation and amortization	85,728	66,104	29.7%

Total operating expenses	$193,387	$132,606	45.8%

The decrease in selling, general and administrative expense primarily resulted from a decrease in tower developmental expenses as well as the reduction of offices, elimination of personnel and elimination of other infrastructure that had previously been necessary to support our prior level of new asset growth but was no longer required as a result of the restructurings previously discussed. Included within selling, general and administrative expenses is a provision for doubtful accounts. The provision for doubtful accounts increased to $3.4 million for the year ended December 31, 2002 from $2.6 million for the year ended December 31, 2001, reflecting our assessment of a more challenging financial environment for our customers.

During the year ended December 31, 2002 we incurred restructuring charges in the amount of $47.3 million. Of the $47.3 million charge, approximately $40.4 million related to the abandonment of new tower build and acquisition work in process and related construction materials on approximately 764 sites. The remaining $6.9 million of restructuring expense related primarily to the costs of employee separation for approximately 470 employees and exit costs associated with the closing and consolidation of approximately 40 offices. Exit costs associated with the closing and consolidation of offices primarily represented our estimate of future lease obligations after considering sublease opportunities.

In the first quarter of 2002, certain tower sites held and used in operations were considered to be impaired resulting in a $16.4 million impairment charge. Towers determined to be impaired were primarily towers with no tenants and little or no prospects for future lease-up. In addition, during the first six months of 2002, we recorded additional goodwill totaling approximately $9.2 million resulting from the achievement of certain earn-out obligations under various construction acquisition agreements entered into prior to July 1, 2001, which was determined to be impaired and written off. The $16.4 million and the $9.2 million are included within asset impairment charges in the year ended December 31, 2002 Consolidated Statement of Operations.

The increase in depreciation, amortization and accretion is directly related to the increased amount of fixed assets, primarily towers, we owned in 2002 as compared to 2001, offset by a decrease in amortization resulting from the write-off of goodwill which was recorded in connection with the implementation of SFAS No. 142.

Operating Loss From Continuing Operations:

	For the years ended December 31,		Percentage Increase
	2002	2001	(Decrease)
	(in thousands)
Operating loss from continuing operations	$(96,388)	$(46,573)	107.0%

This increase in operating loss was a result of increased restructuring and other charges and the asset impairment charges recorded in the year ended December 31, 2002.

Other Expenses:

	For the years ended December 31,		Percentage Increase
	2002	2001	(Decrease)
	(in thousands)
Interest income	$601	$7,059	(91.5%)
Interest expense	(83,860)	(73,552)	14.0%
Amortization of debt issue costs	(4,480)	(3,887)	15.3%
Write-off of deferred financing fees and loss on extinguishment of debt	—	(5,069)	(100.0%)
Other	(169)	(76)	122.4%

Total other expenses	$(87,908)	$(75,525)	16.4%

Total other expenses increased primarily as a result of a reduction in interest income, increased interest expense, and increased non-cash amortization of original issue discount and debt issuance costs. The decrease in interest income was due to lower cash balances during 2002. The increase in interest expense was primarily due to higher principal amounts outstanding under the senior credit facility in 2002 as compared to 2001 and to a full quarter of interest expense on our $500.0 million 10¼% senior notes in the first quarter of 2002 compared to a partial quarter of interest expense on these senior notes in the first quarter of 2001. Although the aggregate principal amount of total debt increased from the prior year, the resulting increase in interest expense associated with the higher principal in 2002 was offset in part by the interest rate reduction we recognized in connection with our interest rate swap agreement. The increase in non-cash amortization was primarily due to higher accretion on the 12% senior discount notes.

Discontinued Operations:

	For the years ended December 31,		Percentage
	2002	2001	Increase
	(in thousands)
Loss from discontinued operations, net of income taxes	$(3,717)	$(2,201)	68.9%

The increase in loss is primarily attributable to interest expense allocated to discontinued operations in 2002. No interest expense was allocated to discontinued operations in 2001 as a result of the lower debt balances in 2001 as compared to 2002.

Cumulative Effect of Changes in Accounting Principle:

	For the years ended December 31,		Percentage
	2002	2001	Increase
	(in thousands)
Cumulative effect of change in accounting principle	$(60,674)	—	100.0%

During the period ended June 30, 2002, we completed the transitional impairment test of goodwill required under SFAS 142, which was adopted effective January 1, 2002. As a result of completing the required transitional test, we recorded a charge retroactive to the adoption date for the cumulative effect of the accounting change in the amount of $60.7 million, representing the excess of the carrying value of certain assets as compared to their estimated fair value at January 1, 2002. Of the total $60.7 million cumulative effect adjustment, $58.5 million related to the site development construction reporting segment and $2.2 million related to the site leasing reporting segment.

Net Loss:

	For the years ended December 31,		Percentage
	2002	2003	Increase
	(in thousands)
Net loss	$(248,996)	$(125,792)	97.9%

As a result of the factors discussed above, net loss significantly increased from 2001 to 2002.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation (“SBA Communications”) is a holding company with no business operations of its own. Our only significant asset is the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”) which is also a holding company that owns the outstanding capital stock of SBA Senior Finance. SBA Senior Finance owns directly or indirectly, the capital stock of our subsidiaries. We conduct all of our business operations through our subsidiaries.

Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries. Even if we decided to pay a dividend on or make a distribution of the capital stock of our subsidiaries, we cannot assure you that our subsidiaries will generate sufficient cash flow to pay a dividend. The ability of our subsidiaries to pay cash or stock dividends is restricted under the terms of our current senior credit facility.

A summary of our cash flows is as follows:

For the year ended December 31, 2003
(in thousands)
Summary Cash Flow Information:
Cash used in operations	$(29,808)
Cash provided by investing activities	155,456
Cash used in financing activities	(178,451)

Decrease in cash and cash equivalents	(52,803)
Cash and cash equivalents, December 31, 2002	61,141

Cash and cash equivalents, December 31, 2003	$8,338

Sources of Liquidity:

During 2003, we sold 784 sites, representing substantially all of our towers in the western two-thirds of the United States, in exchange for gross cash proceeds of approximately $196.7 million. As a result of this transaction, we produced cash from investing activities. The purchase and sale agreement contained a number of provisions providing for adjustments to the purchase price. We anticipate that the final gross cash proceeds to be realized from the Western tower sale, after all potential purchase price adjustments, will be approximately $194.1 million.

In December 2003, SBA Communications and Telecommunications co-issued $402.0 million of its 9¾% senior discount notes, which produced net proceeds of approximately $267.1 million after deducting offering expenses. Proceeds from the senior discount notes were used to tender for approximately $153.3 million of our 12% senior discount notes and for general working capital purposes.

During January 2004, SBA Senior Finance closed on a new senior credit facility in the amount of $400.0 million. This facility consists of a $275.0 million term loan which was funded at closing, a $50.0 million delayed draw term loan and a $75.0 million revolving line of credit. SBA Senior Finance used the proceeds from the funding of the $275.0 million term loan under the new senior credit facility to, in part, repay the old credit facility in full, consisting of $144.2 million outstanding. In addition to the amounts outstanding, we were required to pay $8.0 million to the lenders under the old facility to facilitate the assignment of the old facility to the new lenders. SBA Senior Finance has recorded additional deferred financing fees of approximately $5.4 million associated with this new facility. See Note 14 of Notes to Consolidated Financial Statements for further details relating to the financial impact of this refinancing.

In addition to our capital restructuring activities completed in 2003 and the first quarter of 2004, in order to manage our significant levels of indebtedness and to ensure continued compliance with our financial covenants, we may explore a number of alternatives, including selling certain assets or lines of business, issuing equity, repurchasing, restructuring or refinancing or exchanging for equity some or all of our debt or pursuing other financial alternatives, and we may from time to time implement one or more of these alternatives. One or more of the alternatives may include the possibility of issuing additional shares of common stock or securities convertible into shares of common stock or converting our existing indebtedness into shares of common stock or securities convertible into shares of common stock, any of which would dilute our existing shareholders. We cannot assure you that any of these strategies can be consummated, or if consummated, would effectively address the risks associated with our significant level of indebtedness.

Uses of Liquidity:

We used the proceeds from the May 2003 credit facility discussed in this report, cash on hand and a portion of the proceeds from the Western tower sale to repay in full the prior credit facility, which had $255.0 million outstanding immediately prior to repayment. As discussed above, subsequent to December 31, 2003 we used a portion of the proceeds from the January 2004 credit facility to repay the May 2003 credit facility, to repurchase 12% senior discount notes and 10¼% senior notes in the open market and to redeem all outstanding 12% senior discount notes on March 1, 2004. As a result primarily of the repayment of $255 million under a prior credit facility, we used $178.5 million of cash in financing activities.

Our cash capital expenditures for the year ended December 31, 2003 were $15.1 million as compared to $86.4 million for the year ended December 31, 2002. This decrease is a result of lower investment in new tower assets. During 2003, we built 13 new towers as compared to 2002 when we built 141 new towers and bought 53 existing towers. We currently plan to make total cash capital expenditures during 2004 of $5.0 million to $8.0 million. Due to the relatively young age of our towers and remaining capacity available to accommodate new tenants, it is not necessary for us to spend a significant amount of dollars for capital improvements or modifications to our towers to accommodate new tenants. We estimate we will incur approximately $1,000 per tower per year on these type of capital expenditures. All of these planned capital expenditures are expected to be funded by cash on hand and cash flow from operations. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio and to complete pending build-to-suit obligations.

Cash used in operations was $29.8 million for the year ended December 31, 2003. Of this amount $15.2 million was related to an increase in short-term investments and approximately $6.0 million was related to the reduction in accounts payable. During 2003, we focused our efforts on improving our outstanding receivables balances. As a result of these efforts, our accounts receivable balance, after allowances and write-offs, was improved by approximately $17.0 million. Additionally, during 2003 approximately $84.8 million of cash was paid for interest on our various debt instruments. As a result of our refinancing activities discussed above, our cash interest requirements for 2004 are expected to be significantly lower than the requirements in 2003.

Debt Service Requirements:

At December 31, 2003 we had $406.4 million outstanding of our 10¼% senior notes. As of the date of this filing we had $355.4 million outstanding of our 10¼% senior notes. The 10¼% senior notes mature February 1, 2009. Interest on these notes is payable February 1 and August 1 of each year. Based on amounts outstanding at the time of this filing, annual debt service requirements are approximately $36.4 million.

At December 31, 2003 we had $275.8 million outstanding of our 9¾% senior discount notes. The 9¾% notes accrete in value until December 15, 2007 at which time the notes will have a balance of $402.0 million. These notes mature December 15, 2011. Interest on these notes is payable June 15 and December 15 beginning June 15, 2008.

At December 31, 2003 we had $65.7 million outstanding of our 12% senior discount notes. The 12% senior discount notes were originally scheduled to mature on March 1, 2008. These notes were redeemed on March 1, 2004 at the call price of 107.5% of the aggregate principal amount.

As of December 31, 2003 we had $118.2 million outstanding under the senior credit facility in existence at that time. As of March 10, 2003, we had $275.0 million outstanding under the new senior credit facility. Based on the outstanding amount of $275.0 million and rates in effect at such time, we estimate our annual debt service including amortization to be approximately $13.9 million related to our senior credit facility.

The issuance of our 9¾% senior discount notes and the new senior credit facility coupled with the retirement of the 12% senior discount notes, open market purchases and exchanges of our 10¼% senior notes and the repayment of our prior senior credit facility will result in a cash savings of approximately $50.0 million in debt service and amortization payments in 2004.

Capital Instruments:

Senior Notes and Senior Discount Notes:

The10¼% senior notes were issued by SBA Communications, are unsecured and are pari passu in right of payment with our other existing and future senior indebtedness. The 9¾% senior discount notes were co-issued by SBA Communications and Telecommunications in December 2003, are unsecured, rank pari passu with the senior indebtedness and are structurally senior to all indebtedness of SBA Communications. Both, the 10¼% senior notes and the 9¾% senior discount notes place certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sale of assets, transactions with affiliates, sale and leaseback transactions, certain investments and our ability to merge or consolidate with other entities.

May 2003 Senior Credit Facility:

On May 9, 2003, Telecommunications closed on a senior credit facility with the senior credit lenders in the amount of $195.0 million. In November, 2003, in connection with the offering of our 9¾% senior discount notes and our tender offer for 70% of our outstanding 12% senior discount notes, SBA Senior Finance, a newly formed wholly-owned subsidiary of Telecommunications, assumed all rights and obligations of Telecommunications under the senior credit facility pursuant to an amended and restated credit agreement with the senior credit lenders. Telecommunications was released from any obligation to repay the indebtedness under the senior credit facility. Simultaneously with this assumption, Telecommunications contributed substantially all of its assets, consisting primarily of stock in our various operating subsidiaries, to SBA Senior Finance. SBA Senior Finance refinanced this credit facility in January 2004 and used the proceeds from the new facility to repay this facility in full.

This prior senior credit facility, as amended, provided for $95.0 million in term loans and $100.0 million in revolving lines of credit, which could be borrowed, repaid and redrawn and which would have converted to a term loan January 28, 2004. Amortization of amounts borrowed under this facility was to commence in 2004, at an annual rate of 10% in 2004 and 15% in each of 2005, 2006 and 2007. All remaining amounts were to be due and payable at maturity on December 31, 2007. Amounts borrowed under this facility accrued interest at base rate, as defined in the agreement plus 300 basis points or the Euro dollar rate plus 400 basis points. Additional interest of 3.5% per annum also accrued, but was not due to be paid until maturity. As of December 31, 2003, $3.2 million of this additional interest was converted to a term loan. As a result, at December 31, 2003, we had $98.2 million outstanding under the term loan of the senior credit facility at variable cash rates of 5.16% to 5.17% (excluding the 3.5% of additional interest) and we had $20.0 million outstanding under the revolving credit facility at a rate of 5.15%. As of December 31, 2003 the remaining $80.0 million under the revolver was fully available to us. The credit facility was pre-payable at our option. Amounts borrowed under the credit facility were secured by a first lien on substantially all of SBA Senior Finance’s assets. In addition, each of SBA Senior Finance’s domestic subsidiaries guaranteed the obligations of SBA Senior Finance under the senior credit facility and pledged substantially all of its assets to secure such guarantee. In addition, SBA Communications and Telecommunications pledged, on a non-recourse basis, all of the common stock of Telecommunications and SBA Senior Finance, respectively, to secure SBA Senior Finance’s obligations under this senior credit facility.

This prior senior credit facility, as amended, required SBA Senior Finance to maintain specified financial ratios, including ratios regarding its leverage, debt service, cash interest expense and fixed charges for each quarter. The senior credit facility contained affirmative and negative covenants that, among other things, restricted SBA Senior Finance’s and its subsidiaries’ ability to incur debt and liens, sell assets, make or commit to make capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants. Additionally, as of December 31, 2003, we were in full compliance with all of the financial covenants of this facility.

January 2004 Senior Credit Facility:

On January 29, 2004, SBA Senior Finance closed on a new senior credit facility in the amount of $400.0 million. This facility consists of a $275.0 million term loan which was funded at closing, a $50.0 million delayed draw term loan which we have until November 15, 2004 to draw, and a $75.0 million revolving line of credit. The revolving lines of credit may be borrowed, repaid and redrawn. Amortization of the term loans commence September 2004 at an annual rate of 1% in each of 2004, 2005, 2006 and 2007. All remaining amounts under the term loan are due October 31, 2008. There is no amortization of the revolving loans and all amounts outstanding under the revolving facility are due on August 31, 2008. Amounts borrowed under this facility accrue interest at either the base rate, as defined in the agreement, plus 250 basis points or a Euro dollar rate plus 350 basis points. This facility may be prepaid at any time with no prepayment penalty. Amounts borrowed under this facility are secured by a first lien on substantially all of SBA Senior Finance’s assets. In addition, each of SBA Senior Finances’s domestic subsidiaries has guaranteed the obligations of SBA Senior Finance under the senior credit facility and has pledged substantially all of their respective assets to secure such guarantee. In addition, SBA Communications and Telecommunications have pledged, on a non-recourse basis, all of the common stock of Telecommunications and SBA Senior Finance to secure SBA Senior Finance’s obligations under this senior credit facility.

This new senior credit facility requires SBA Senior Finance to maintain specified financial ratios, including ratios regarding its debt to annualized operating cash flow, debt service, cash interest expense and fixed charges for each quarter. This new senior credit facility contains affirmative and negative covenants that, among other things, restricts its ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants. Additionally, this facility permits distributions by SBA Senior Finance to Telecommunications and SBA Communications to service their debt, pay consolidated taxes, pay holding company expenses and for the repurchase of senior notes or senior discount notes subject to compliance with the covenants discussed above. SBA Senior Finance’s ability in the future to comply with the covenants and access the available funds under the senior credit facility in the future will depend on its future financial performance. Had this facility been in place on December 31, 2003, we would have had the ability to draw an additional approximately $21 million over the $275 million drawn at closing.

Inflation

The impact of inflation on our operations has not been significant to date. However, we cannot assure you that a high rate of inflation in the future will not adversely affect our operating results.

Accounting Pronouncements Adopted in 2003

In October 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). This standard requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, a company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, a company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We adopted this standard effective January 1, 2003. As a result of our obligation to restore leaseholds to their original condition upon termination of ground leases underlying a majority of our towers and our estimate as to the probability of incurring these obligations, we recorded a cumulative effect adjustment of approximately $0.5 million during the first quarter of 2003. The adoption of SFAS 143 resulted in an increase in tower fixed assets of approximately $0.9 million and the recording of an asset retirement obligation liability of approximately $1.4 million.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 62, Amendment of SFAS No. 13 and Technical Corrections (“SFAS 145”). SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Extraordinary treatment is required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended SFAS 13 for certain sale-leaseback and sublease accounting. We adopted the provisions of SFAS 145 effective January 1, 2003. Pursuant to SFAS 145, our previously reported extraordinary item of $5.1 million, related to the early extinguishment of debt, was reclassified to operating expense in the accompanying December 31, 2001 Consolidated Statement of Operations.

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

In December 2002, the FASB issued SFAS 148. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The standard is effective for fiscal years beginning after December 15, 2002. We adopted the disclosure-only provisions of SFAS 148 as of December 31, 2002. We will continue to account for stock-based compensation in accordance with APB 25. As such, we do not expect this standard will have a material impact on our consolidated financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities. The statement was effective for contracts entered into or modified after June 30, 2003. The adoption of this standard did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This standard was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities that are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. The adoption of this standard did not have a material impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

Fin 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies requirements for the recognition of guarantees at the onset of an arrangement. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees used or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for interim or annual financial statements after December 15, 2002. We implemented the disclosure requirements of FIN 45 as of December 31, 2002 and there was no material impact on our consolidated financial statements as a result of this implementation.

In January 2003, the FASB issued Interpretation No. 46, Consolidation for Variable Interest Entities, an Interpretation of ARB No. 51 which requires all variable interest entities (“VIES”) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interest in the VIE. In addition, the interpretation expands the disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of beneficial interests, but not the majority. FIN 46 is effective immediately for all VIEs and for all special purpose entities created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first quarter ended March 31, 2004. The adoption of FIN 46 did not have, nor is it expected to have, a material impact on the consolidated financial statements.

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual commitments as of December 31, 2003:

Contractual Obligations	Total	Less than 1 year	1 – 3 Years	4 – 5 Years	More than 5 Years
Short-term and long-term debt	$992,365	$11,500	$34,500	$137,900	$808,465
Capital leases	38	38	—	—	—
Operating leases	124,980	26,195	33,758	18,407	46,620
Employment agreements	1,378	948	430	—	—
Purchase obligations	13,067	13,067	—	—	—
Asset retirement obligations	1,195	—	—	—	1,195

Total	$1,133,023	$51,748	$68,688	$156,307	$856,280

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. We are subject to interest rate risk on our senior credit facility and any future financing requirements. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed rate senior notes and our borrowings under our senior credit facility. As of December 31, 2003, long-term fixed rate borrowings represented approximately 86% of our total borrowings. Assuming a 100 basis-point change in LIBOR, our annual interest cost would change by approximately $2.8 million, based on outstanding balances as of the date of this report.

The following table presents the future principal payment obligations and interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of December 31, 2003:

	2004	2005	2006	2007	2008	Thereafter	Fair Value
	(in thousands)
Long-term debt:
Fixed rate (12.0%)	—	—	—	—	$65,673	—	$71,584
Fixed rate (10¼%)	—	—	—	—	—	$406,441	$398,312
Fixed rate (9¾%)	—	—	—	—	—	$402,024	$279,929
Term loan, $98.2 million, variable cash rates (8.66% to 8.67% at December 31, 2003)	$9,500	$14,250	$14,250	$60,227	—	—	$98,227
Revolving loans, variable cash rate (8.65% at December 31, 2003)	$2,000	$3,000	$3,000	$12,000	—	—	$20,000
Notes payable, variable rates (2.9% to 11.4% at December 31, 2003)	$38	—	—	—	$—	—	$38

Our primary market risk exposure relates to (1) the interest rate risk on variable-rate long-term and short-term borrowings, (2) our ability to refinance our 9¾% senior discount notes and our 10¼% senior notes, at maturity at market rates, and (3) the impact of interest rate movements on our ability to meet financial covenants. We manage the interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

Senior Note and Senior Discount Note Disclosure Requirements

The indentures governing our 10¼% senior notes and our 9¾% senior discount notes require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries. As of December 31, 2003 we had no unrestricted subsidiaries. Additionally, we are required to disclose(i) Tower Cash Flow, as defined in the indentures, for the most recent fiscal quarter and (ii) Adjusted Consolidated Cash Flow, as defined in the indentures, for the most recently completed four-quarter period. This information is presented solely as a requirement of the indentures. Such information is not intended as an alternative measure of financial position, operating results or cash flows from operations (as determined in accordance with generally accepted accounting principles). Furthermore, our measure of the following information may not be comparable to similarly titled measures of other companies.

Tower Cash Flow and Adjusted Consolidated Cash Flow as defined in our senior note and senior discount note indentures are as follows:

	10¼% Senior Notes	9¾% Senior Discount Notes
	(in thousands)
HoldCo Tower Cash Flow for the three months ended December 31, 2003(1)	$18,249	$22,676
OpCo Tower Cash Flow for the three months ended December 31, 2003(2)	n/a	$22,676
HoldCo Adjusted Consolidated Cash Flow for the twelve months ended December 31, 2003	$67,324	$68,679
OpCo Adjusted Consolidated Cash Flow for the twelve months ended December 31, 2003	n/a	$73,340

(1)	In the indenture for the 9¾% senior discount notes HoldCo is referred to as the “Co-Issuer” or SBA Communications Corporation.
(2)	In the indenture for the 9¾% senior discount notes OpCo is referred to as the “Company” or SBA Telecommunications, Inc.

Special Note Regarding Forward Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

•	our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund operations and meet our obligations as they become due for the foreseeable future;

•	our expectations regarding our incurrence of additional net losses in 2004;

•	our expectations regarding the final aggregate gross cash proceeds to be generated by the Western tower sale;

•	our ability to sell the 61 towers remaining in the Western two-thirds of the United States;

•	our estimates of the amount and timing of site development revenue to be generated from the network development contract with Sprint Spectrum L.P.;

•	our strategy to focus our business on the site leasing business, and the consequential shift in our revenue stream and gross profits from project driven revenues to recurring revenues, predictable operating costs and minimal capital expenditures;

•	our belief that our towers have significant capacity to accommodate additional tenants;

•	our estimates regarding the future development of the site leasing industry and site development industry and its effect on our revenues and profits;

•	our estimate that we will not make any additional material change to our tower portfolio in 2004;

•	our belief that the Western tower sale will not have a material impact on our site leasing gross profit margin;

•	our intent to focus our tower ownership activities in the eastern third of the United States;

•	our belief regarding our position to capture additional site leasing business in our markets and identify and participate in site development projects across our markets;

•	our expectations regarding the incurrence of material additional charges in 2004 for the write-off of deferred financing fees and extinguishment of debt;

•	our estimates that interest expense and depreciation charges will continue to be substantial in the future;

•	our belief regarding the financial impact of certain accounting pronouncements; and

•	our estimates regarding non-cash compensation expense in each year from 2004 through 2006.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our inability to sufficiently increase our revenues and maintain or decrease expenses and cash capital expenditures to permit us to fund operations and meet our obligations as they become due;

•	our potential adjustments to the purchase price of the Western tower sale;

•	our ability to identify suitable purchasers for the additional 61 towers held for sale and enter into agreements on mutually acceptable terms;

•	the inability of our clients to access sufficient capital or their unwillingness to expend capital to fund network expansion or enhancements;

•	our ability to continue to comply with covenants and the terms of our senior credit facility and to access sufficient capital to fund our operations;

•	our ability to secure as many site leasing tenants as planned;

•	our ability to expand our site leasing business and maintain or expand our site development business;

•	our ability to successfully address zoning issues;

•	our ability to retain current lessees on our towers;

•	the actual amount and timing of services rendered and revenues received under our contract with Sprint Spectrum L.P.;

•	our ability to realize economies of scale from our tower portfolio;

•	the impact of our lack of a permanent Chief Financial Officer and our inability to timely hire a permanent Chief Financial Officer; and

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry.

We assume no responsibility for updating forward-looking statements contained in this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data for the Company are on pages F-1 through F-35.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2003. Based on such evaluation, such officers have concluded that, as of December 31, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings.

As previously discussed, in performing the audits of our consolidated financial statements for the years ended December 31, 2001 and 2002 and the interim reviews of our consolidated financial statements for the three and six month periods ended June 30, 2003, our independent auditors, Ernst & Young, LLP (“E&Y”), noted a matter involving internal control and its operation that E&Y considered to be a material weakness. Specifically, E&Y, noted that we did not have an adequate process in place to ensure that the appropriate personnel, with adequate understanding of the relevant generally accepted accounting principles and financial reporting implications, thoroughly assessed and applied the proper accounting and reporting principles to certain significant asset or business acquisition and disposition transactions.

To address the matter identified, we have established a process to ensure that our Chief Financial Officer and Chief Accounting Officer are involved throughout each significant asset or business acquisition or disposition and that such officers have the appropriate knowledge of generally accepted accounting principles and consult the applicable accounting literature and outside professionals as appropriate. In performing the audit of our consolidated financial statements for the year ended December 31, 2003, E&Y, noted no matters involving internal control and its operation that it considered to be a material weakness. As of the date of the filing of this report, we do not have a Chief Financial Officer. We have continued to actively pursue our search for a qualified individual to fill the vacancy in our Chief Financial Officer position by engaging an executive search firm who has identified several possible candidates.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed on or before April 29, 2004.

ITEM 11.	EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed on or before April 29, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed on or before April 29, 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed on or before April 29, 2004.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed on or before April 29, 2004.

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

4.7

—Indenture, dated as of December 19, 2003, among SBA Communications Corporation, SBA Telecommunications, Inc. and U.S. Bank National Association, as trustee, relating to the $402,024,000 in aggregate principal amount at maturity of 9¾% senior discount notes due 2011.*

4.8	—Form of 9¾% senior discount note due 2011.*

10.1	—SBA Communications Corporation Registration Rights Agreement dated as of March 5, 1997, among the Company, Steven E. Bernstein, Ronald G. Bizick, II and Robert Grobstein.(2)

10.3	—Purchase and Sale Agreement, dated as of March 17, 2003, by and among SBA Properties, Inc.*, SBA Towers, Inc., SBA Properties Louisiana LLC and AAT Communications Corp.(8)

10.23	—1996 Stock Option Plan.(1)

10.24	—1999 Equity Participation Plan.(1)

10.25	—1999 Stock Purchase Plan.(1)

10.27	—Incentive Stock Option Agreement, dated as of September 5, 2000, between SBA Communications Corporation and Thomas P. Hunt.(5)

10.28	—Restricted Stock Agreement, dated as of September 5, 2000, between SBA Communications Corporation and Thomas P. Hunt.(5)

10.33	—2001 Equity Participation Plan.(6)

10.35	—Employment Agreement, dated as of February 28, 2003, between SBA Properties Inc. and Jeffrey A. Stoops.(7)

10.36	—Employment Agreement, dated as of February 28, 2003, between SBA Properties Inc. and Kurt L. Bagwell.(7)

10.37	—Employment Agreement, dated as of February 28, 2003, between SBA Properties Inc. and Thomas P. Hunt.(7)

10.39

—$195,000,000 Amended and Restated Credit Agreement, dated as of November 21, 2003, among SBA Senior Finance, Inc., as borrower, the lenders from time to time parties thereto, General Electric Capital Corporation as Administrative Agent and GECC Capital Markets Group, Inc. as Lead Arranger and Bookrunner.(9)

10.41

—$400,000,000 Amended and Restated Credit Agreement, dated as of January 30, 2004, among SBA Senior Finance, Inc., as borrower, the lenders from time to time parties thereto, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Bookrunners, Lehman Commercial Paper Inc., as Administrative Agent, General Electric Capital Corporation as Co-Lead Arranger and Co-Syndication Agent, and TD Securities (USA) Inc., as Documentation Agent.*

10.42

—Guarantee and Collateral Agreement dated January 30, 2004 among SBA Communications Corporation, SBA Telecommunications, Inc., SBA Senior Finance, Inc. and certain of their subsidiaries in favor of Lehman Commercial Paper, Inc.*

21	—Subsidiaries.*

23.1	—Consent of Ernst & Young LLP.*

31.1	—Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	—Certification by John F. Fiedor, Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	—Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	—Certification by John F. Fiedor, Chief Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-76547).
(2)	Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-50219).
(3)	Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-58128).

(4)	Incorporated by reference to the Form 8-K, dated January 11, 2002, previously filed by the Registrant.
(5)	Incorporated by reference to the Form 10-K for the year ended December 31, 2000, previously filed by the Registrant.
(6)	Incorporated by reference to the Registration Statement on Form S-8, previously filed by the Registrant (Registration No. 333-69236).
(7)	Incorporated by reference to the Form 10-K for the year ended December 31, 2002, previously filed by the Registrant.
(8)	Incorporated by reference to Form 8-K, dated May 9, 2003, previously filed by Registrant.
(9)	Incorporated by reference to the Form 8-K, dated November 21, 2003, previously filed by the Registrant.
(b)	Reports on Form 8-K:

The Company filed a report on Form 8-K dated October 1, 2003. In the report, the Company reported under Items 5 and 7 that its re-audit had been substantially completed and announced its plans to restate its fiscal year 2001, fiscal year 2002, first and second quarter 2003 financial statements and discussed the anticipated impact of the restatement.

The Company filed a report on Form 8-K dated November 10, 2003. In the report, the Company furnished under Item 12, the Company’s financial results for the third quarter ended September 30, 2003.

The Company filed a report on Form 8-K dated November 10, 2003. In the report, under Items 5 and 12, the Company announced its plans to restate its financial statements for fiscal year 2002, fiscal year 2001 and the three and six months ended June 30, 2003 and 2002, and discussed the anticipated impact of the restatement.

The Company filed a report on Form 8-K dated November 14, 2003. In the report, the Company disclosed under Items 5 and 12, the effect of the financial statement restatements for fiscal year 2002, fiscal year fiscal year 2001 and the six months ended June 30, 2003 and 2002, and the restated audited financial statements for fiscal years 2002 and 2001 and the amended Management’s Discussion and Analysis of Financial Condition and Results of Operations for Fiscal Years 2002 and 2001.

The Company filed a report on Form 8-K dated November 21, 2003. In the report, the Company reported under Item 5, that SBA Senior Finance, Inc., a newly formed wholly-owned subsidiary of SBA Telecommunications, Inc., assumed all rights and obligations of SBA Telecommunications, Inc., under the existing $195.0 million senior credit facility pursuant to an amended and restated credit agreement. Under Item 7, the Company included the Amended and Restated Credit Agreement dated as of November 21, 2003.

The Company filed a report on Form 8-K dated December 1, 2003. In the report under Item 7, the Company included a press release announcing its intent to issue approximately $200 million in gross proceeds of senior discount notes due 2011. Under Items 9 and 12, the Company released selected historical financial data for the years ended December 31, 2000, 1999, and 1998, and other financial and operations data.

The Company filed a report for Form 8-K dated December 10, 2003. In the report under Items 5 and 7, the Company reported that on December 8, 2003, it priced an offering by the Company and SBA Telecommunications, Inc., of $402.0 million aggregate principal amount at maturity ($275 million in gross proceeds) of 9¾% senior discount notes due 2011.

The Company filed a report on Form 8-K on December 23, 2003. In the report under Items 5 and 7, the Company announced the expiration of a tender offer and its related consent solicitation with respect to its 12% senior discount notes due 2008 and its use of net proceeds from its recent issue of $275 million of 9¾% senior discount notes due 2011. Additionally, the Company reported that 5.5 million shares of Class B common stock held by Steven E. Bernstein, SBA’s Chairman, converted into 5.5 million shares of Class A common stock. As a result, the Class A common stock now held by Mr. Bernstein no longer have the super-voting rights that the Class B common stock held by Mr. Bernstein had.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

By:	/s/ STEVEN E. BERNSTEIN

Steven E. Bernstein Chairman of the Board of Directors

Date	March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN E. BERNSTEIN Steven E. Bernstein	Chairman of the Board of Directors	March 11, 2004

/s/ JEFFREY A. STOOPS Jeffrey A. Stoops	Chief Executive Officer and President (Principal Executive Officer)	March 11, 2004

/s/ JOHN F. FIEDOR John F. Fiedor	Chief Accounting Officer (Principal Accounting Officer)	March 11, 2004

/s/ DONALD B. HEBB, JR. Donald B. Hebb, Jr.	Director	March 11, 2004

/s/ RICHARD W. MILLER Richard W. Miller	Director	March 11, 2004

/s/ STEVEN E. NIELSEN Steven E. Nielsen	Director	March 11, 2004

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors

SBA Communications Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SBA Communications Corporation and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” As also discussed in Note 5, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    ERNST & YOUNG LLP

West Palm Beach, Florida

March 5, 2004

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$8,338	$61,141
Short-term investments	15,200	—
Restricted cash	10,344	—
Accounts receivable, net of allowances of $1,400 and $5,572 in 2003 and 2002, respectively	19,414	36,292
Costs and estimated earnings in excess of billings on uncompleted contracts	10,227	10,425
Prepaid and other current assets	5,009	5,129
Assets held for sale	395	202,409

Total current assets	68,927	315,396
Property and equipment, net	856,213	940,961
Deferred financing fees, net	24,253	24,517
Other assets	31,181	18,787
Intangible assets, net	2,408	3,704

Total assets	$982,982	$1,303,365

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,352	$16,810
Accrued expenses	17,709	13,943
Deferred revenue	11,137	11,142
Interest payable	20,319	22,919
Long-term debt, current portion	11,538	60,083
Billings in excess of costs and estimated earnings on uncompleted contracts	1,577	2,362
Other current liabilities	1,807	3,595
Liabilities held for sale	608	2,685

Total current liabilities	76,047	133,539

Long-term liabilities:
Long-term debt	859,220	964,199
Deferred revenue	511	703
Other long-term liabilities	3,327	1,434

Total long-term liabilities	863,058	966,336

Commitments and contingencies
Shareholders’ equity:
Preferred stock-$.01 par value, 30,000 shares authorized, none issued or outstanding	—	—
Common stock-Class A par value $.01 (200,000 and 100,000 shares authorized, 55,016 and 45,674 shares issued and outstanding in 2003 and 2002, respectively)	550	457
Common stock-Class B par value $.01 (8,100 shares authorized, 0 and 5,456 shares issued and outstanding in 2003 and 2002, respectively)	—	55
Additional paid-in capital	679,961	667,441
Accumulated deficit	(636,634)	(464,463)

Total shareholders’ equity	43,877	203,490

Total liabilities and shareholders’ equity	$982,982	$1,303,365

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the years ended December 31,
	2003	2002	2001
Revenues:
Site leasing	$127,842	$115,081	$85,487
Site development	84,218	125,041	139,735

Total revenues	212,060	240,122	225,222

Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	42,021	40,650	30,657
Cost of site development	77,810	102,473	108,532

Total cost of revenues	119,831	143,123	139,189

Gross profit	92,229	96,999	86,033
Operating expenses:
Selling, general and administrative	31,244	34,352	42,103
Restructuring and other charges	2,505	47,762	24,399
Asset impairment charges	16,965	25,545	—
Depreciation, accretion and amortization	84,380	85,728	66,104

Total operating expenses	135,094	193,387	132,606

Operating loss from continuing operations	(42,865)	(96,388)	(46,573)
Other income (expense):
Interest income	692	601	7,059
Interest expense, net of amounts capitalized	(81,501)	(54,822)	(47,709)
Non-cash interest expense	(9,277)	(29,038)	(25,843)
Amortization of debt issuance costs	(5,115)	(4,480)	(3,887)
Write-off of deferred financing fees and loss on extinguishment of debt	(24,219)	—	(5,069)
Other	169	(169)	(76)

Total other expense	(119,251)	(87,908)	(75,525)

Loss from continuing operations before provision for income taxes and cumulative effect of changes in accounting principle	(162,116)	(184,296)	(122,098)
Provision for income taxes	(1,820)	(309)	(1,493)

Loss from continuing operations before cumulative effect of changes in accounting principle	(163,936)	(184,605)	(123,591)
Loss from discontinued operations, net of income taxes	(7,690)	(3,717)	(2,201)

Loss before cumulative effect of changes in accounting principle	(171,626)	(188,322)	(125,792)
Cumulative effect of changes in accounting principle	(545)	(60,674)	—

Net loss	$(172,171)	$(248,996)	$(125,792)

Basic and diluted loss per common share amounts:
Loss from continuing operations before cumulative effect of changes in accounting principle	$(3.14)	$(3.66)	$(2.61)
Loss from discontinued operations	(0.15)	(0.07)	(0.05)
Cumulative effect of changes in accounting principle	(0.01)	(1.20)	—

Net loss per common share	$(3.30)	$(4.93)	$(2.66)

Weighted average number of common shares	52,204	50,491	47,321

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(in thousands)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total
	Class A		Class B
	Number	Amount	Number	Amount
BALANCE, December 31, 2000	40,989	$410	5,456	$55	$627,370	$(89,675)	$538,160
Common stock issued in connection with acquisitions	1,575	16	—	—	29,784	—	29,800
Non-cash compensation	—	—	—	—	3,326	—	3,326
Common stock issued in connection with employee stock purchase/ option plans	669	6	—	—	3,244	—	3,250
Net loss	—	—	—	—	—	(125,792)	(125,792)

BALANCE, December 31, 2001	43,233	432	5,456	55	663,724	(215,467)	448,744
Common stock issued in connection with acquisitions	1,316	13	—	—	1,383	—	1,396
Non-cash compensation	—	—	—	—	2,017	—	2,017
Common stock issued in connection with employee stock purchase/ option/severance plans	1,125	12	—	—	317	—	329
Net loss	—	—	—	—	—	(248,996)	(248,996)

BALANCE, December 31, 2002	45,674	457	5,456	55	667,441	(464,463)	203,490
Conversion of Class B common stock into Class A common stock	5,456	55	(5,456)	(55)	—	—	—
Non-cash compensation	—	—	—	—	832	—	832
Payment of restricted stock guarantee	—	—	—	—	(936)	—	(936)
Common stock issued in exchange for 10¼% senior notes	3,853	38	—	—	12,593	—	12,631
Common stock issued in connection with employee stock option plans	33	—	—	—	31	—	31
Net loss	—	—	—	—	—	(172,171)	(172,171)

BALANCE, December 31, 2003	55,016	$550	—	$—	$679,961	$(636,634)	$43,877

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(172,171)	$(248,996)	$(125,792)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, accretion and amortization	84,380	85,728	66,104
Non-cash restructuring and other charges	1,327	43,438	24,119
Asset impairment charges	16,965	25,545	—
Non-cash items reported in discontinued operations (primarily depreciation, asset impairment charges and loss on sale of towers)	9,837	16,600	12,604
Non-cash compensation expense	832	2,017	3,326
Provision for doubtful accounts	3,554	3,371	2,641
Amortization of original issue discount and debt issuance costs	11,011	33,518	29,730
Write-off of deferred financing fees and loss on extinguishment of debt	24,219	—	5,069
Amortization of deferred gain from derivative	(676)	(133)	—
Interest converted to term loan	3,227	—	—
Cumulative effect of changes in accounting principles	545	60,674	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Short-term investments	(15,200)	—	—
Accounts receivable	13,129	17,133	(3,972)
Costs and estimated earnings in excess of billings on uncompleted contracts	198	908	3,201
Prepaid and other current assets	(343)	1,356	(3,849)
Other assets	(4,176)	(5,674)	2,721
Accounts payable	(5,758)	(15,229)	(12,183)
Accrued expenses	(54)	(144)	(2,417)
Deferred revenue	1,466	761	6,113
Interest payable	(2,387)	1,104	21,766
Other liabilities	1,052	(230)	(584)
Billings in excess of costs and estimated earnings on uncompleted contracts	(785)	(3,940)	156

Total adjustments	142,363	266,803	154,545

Net cash provided by (used in) operating activities	(29,808)	17,807	28,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from termination of interest rate swap agreement	—	5,369	—
Capital expenditures	(15,136)	(86,361)	(307,557)
Acquisitions and related earn-outs	(3,126)	(29,724)	(239,143)
Proceeds from sale of towers	192,450	—	—
Receipt (payment) of restricted cash	(18,732)	8,000	(8,000)

Net cash provided by (used in) investing activities	155,456	(102,716)	(554,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase/option plans	31	329	3,250
Proceeds from 9¾% senior discount notes payable, net of financing fees	267,109	—	—
Proceeds from 10¼% senior notes, net of financing fees	—	—	484,223
Borrowings under senior credit facility, net of financing fees	356,955	143,809	134,430
Repayment of senior credit facility and notes payable	(505,085)	(445)	(105,634)
Repurchase of senior discount notes and senior notes	(296,925)	—	—
Payment of restricted stock guarantee	(936)	—	—

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	For the years ended December 31,
	2003	2002	2001
Bank overdraft borrowings (repayments)	400	(11,547)	8,602

Net cash provided by (used in) financing activities	(178,451)	132,146	524,871

Net increase (decrease) in cash and cash equivalents	(52,803)	47,237	(1,076)
CASH AND CASH EQUIVALENTS:
Beginning of year	61,141	13,904	14,980

End of year	$8,338	$61,141	$13,904

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of amounts capitalized	$84,847	$58,261	$25,943

Taxes	$1,852	$1,502	$2,215

NON-CASH ACTIVITIES:
Assets acquired in connection with acquisitions	$—	$3,396	$4,835

Liabilities assumed in connection with acquisitions	$—	$(2,000)	$(3,685)

Common stock issued in connection with acquisitions	$—	$(1,396)	$(29,800)

Class A common stock issued in exchange for 10¼% senior notes and accrued interest	$12,631	$—	$—

10¼% senior notes and accrued interest redeemed for Class A common stock	$(13,713)	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

SBA Communications Corporation (the “Company” or “SBA”) was incorporated in the State of Florida in March 1997. The Company holds all of the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”). Telecommunications holds all of the capital stock of SBA Senior Finance, Inc. (“Senior Finance”). Senior Finance holds all of the capital stock of SBA Towers, Inc., SBA Properties, Inc., SBA Sites, Inc., and certain other tower companies (collectively “Tower Companies”), SBA Leasing, Inc. (“Leasing”) and SBA Network Services, Inc. SBA Network Services, Inc. holds all of the capital stock of other companies engaged in similar businesses (collectively “Network Services”).

The Tower Companies own and operate transmission towers in the eastern third of the United States, Puerto Rico and the U.S. Virgin Islands. Space on these towers is leased primarily to wireless communications carriers.

Leasing leases antenna tower sites from owners and then subleases such sites to wireless telecommunications providers.

Network Services provides comprehensive turnkey services for the telecommunications industry in the areas of site development services for wireless carriers and the construction and repair of transmission towers. Site development services provided by Network Services include network pre-design, site audits, site identification and acquisition, contract and title administration, zoning and land use permitting, construction management, microwave relocation and the construction and repair of transmission towers, including the hanging of antennas, cabling and associated tower components. In addition to providing turnkey services to the telecommunications industry, Network Services historically has constructed, or has overseen the construction of, approximately 60% of the newly-built towers that the Company owns.

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

b. Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management relate to the allowance for doubtful accounts, the costs and revenue relating to the Company’s site development and construction contracts, valuation allowance on deferred tax assets, carrying value of long-lived assets, the useful lives of towers and asset retirement obligations. Actual results will differ from those estimates and such differences could be material.

c. Cash and Cash Equivalents

The Company classifies as cash and cash equivalents all interest-bearing deposits or investments with original maturities of three months or less, and highly liquid short-term commercial paper.

d. Short Term Investments

The Company’s short-term investments consist of debt securities which are acquired and held for a short period of time. Trading securities are recorded at fair value. Investment income and unrealized holding gains and losses are included in earnings.

e. Property and Equipment

Property and equipment are recorded at cost, adjusted for asset impairment and estimated asset retirement obligations. Costs associated with the acquisition, development and construction of towers are capitalized as a cost of the towers. Costs for self-constructed towers include direct materials and labor, indirect costs and capitalized interest. Depreciation is provided using the straight-line method over the estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of its property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the useful lives of assets are reduced, depreciation may be accelerated in future years. Maintenance and repair items are expensed as incurred.

Asset classes and related estimated useful lives are as follows:

Towers and related components	2 - 15 years
Furniture, equipment and vehicles	2 - 7 years
Buildings and improvements	5 - 39 years

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

Interest is capitalized in connection with the self-construction of Company-owned towers. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Approximately $0.1 million, $1.7 million and $3.9 million of interest cost was capitalized in 2003, 2002 and 2001, respectively. Approximately $1.9 million of capitalized interest was reclassified to discontinued operations in 2002. No capitalized interest was reclassified in 2003.

f. Deferred Financing Fees

Financing fees related to the issuance of debt have been deferred and are being amortized using a method that approximates the effective interest rate method over the length of indebtedness to which they relate.

g. Deferred Lease Costs

The Company defers certain initial direct costs associated with lease originations and lease amendments and amortizes these costs over the initial lease term, generally five years. Such costs deferred were approximately $2.0 million, $1.7 million and $1.6 million in 2003, 2002, and 2001, respectively. Amortization expense was $1.3 million, $0.8 million and $0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively, and is included in cost of site leasing in the accompanying Consolidated Statements of Operations. As of December 31, 2003 and 2002, unamortized deferred lease costs were $4.1 million and $3.4 million, respectively, and are included in other assets. Accumulated amortization totaled $3.2 million and $1.6 million at December 31, 2003 and 2002, respectively.

h. Intangible Assets

Intangible assets are comprised of costs paid related to covenants not to compete. These finite-lived intangibles are being amortized over the terms of the contracts, which range from 3 to 5 years.

i. Goodwill

There was no goodwill at December 31, 2003 or 2002 or amortization of goodwill during 2003 and 2002, as a result of adopting the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) in 2002.

j. Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (“SFAS 144”), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows. Estimates and assumptions inherent in the impairment evaluation include, but are not limited to, general market conditions, historical operating results, tower lease-up potential and expected timing of lease-up.

k. Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, which primarily includes cash and cash equivalents, short-term investments, restricted cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses and notes payable, approximates fair value due to the short maturity of those instruments. The senior credit facility has a floating rate of interest and is carried at an amount which approximates fair value.

The Company’s 12% senior discount notes and 10¼% senior notes are publicly traded. The 9¾% senior discount notes were sold in December 2003 pursuant to Rule 144A of the Securities and Exchange Commission. Since the 9¾% senior discount notes are not registered, they are subject to certain restrictions on resale. The following table reflects yields, fair values as determined by quoted market prices and carrying values of these notes as of December 31, 2003 and 2002:

	As of December 31, 2003			As of December 31, 2002
	Yield	Fair Value	Carrying Value	Yield	Fair Value	Carrying Value
	(dollars in millions)			(dollars in millions)
12% Senior Discount Notes	2.8%	$71.6	$65.7	28.5%	$145.1	$263.9
10¼% Senior Notes	10.8%	$398.3	$406.4	25.0%	$275.0	$500.0
9¾% Senior Discount Notes	8.8%	$279.9	$275.8	—	—	—

l. Revenue Recognition and Accounts Receivable

Revenue from site leasing is recorded monthly and recognized on a straight-line basis over the term of the related lease agreements. Receivables recorded related to the straight-lining of site leases is reflected in prepaid and other current assets and other assets in the consolidated balance sheets. Rental amounts received in advance are recorded as deferred revenue in the consolidated balance sheets.

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

Cost of site leasing revenue includes rent, property taxes, maintenance (exclusive of employee related costs) and other tower expenses. Cost of site development revenue includes all materials costs, salaries and labor costs, including payroll taxes, subcontract labor, vehicle expense and other costs directly and indirectly related to the projects. All costs related to site development projects are recognized as incurred.

The Company performs periodic credit evaluations of its customers. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience, specific customer collection issues identified and past due balances as determined based on contractual terms. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts in the period in which uncollectability is determined to be probable. If the capital markets and the ability of wireless carriers to access capital were to deteriorate, the ultimate collectability of accounts receivable may be negatively impacted.

m. Selling, General and Administrative Expenses

Selling, general and administrative expenses represent those costs incurred which are related to the administration or management of the Company. Also included in this category are corporate development expenses incurred in the normal course of business that represent costs incurred in connection with proposed acquisitions which have not been consummated, new build activities where a capital asset is not produced, and expansion of the customer base. The above costs are expensed as incurred. There were no corporate development expenses in 2003 or 2002. Development expenses included in selling, general and administrative were $4.2 million for the year ended December 31, 2001.

n. Income Taxes

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

o. Stock-Based Compensation

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS 123 (“SFAS 148”) which provides alternative methods for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation. The Company has

elected to continue to account for its stock-based employee compensation plans under APB 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations and adopt the disclosure provisions of SFAS 148.

p. Loss Per Share

Basic and diluted loss per share are calculated in accordance with SFAS No. 128, Earnings per Share. Weighted average shares outstanding include the effect of shares issuable under acquisition earn-out obligations. The Company has potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computations are the same for all periods presented. There were 3.8 million, 2.8 million and 3.8 million options outstanding at December 31, 2003, 2002, and 2001, respectively.

q. Comprehensive Loss

During the years ended December 31, 2003, 2002, and 2001, the Company did not have any changes in its equity resulting from non-owner sources and, accordingly, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

r. Reclassifications

Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform to the 2003 presentation.

3. DISCONTINUED OPERATIONS

In March 2003 certain of the Company’s subsidiaries entered into a definitive agreement (the “Western tower sale”) to sell up to an aggregate of 801 towers, which represented substantially all of the Company’s towers in the Western two-thirds of the United States. The Company ultimately sold 784 of the 801 towers. Gross proceeds realized during 2003 from the sale of the 784 towers was $196.7 million, subject to certain remaining potential adjustments. At December 31, 2003, approximately $7.3 million of the proceeds were held by an escrow agent in accordance with adjustment provisions of the agreement. At December 31, 2003, the Company had recorded a liability of approximately $2.6 million for the estimated remaining potential adjustments associated with the Western tower sale which is reflected in accrued expenses in the December 31, 2003 Consolidated Balance Sheet. Accordingly, we estimate that the final gross cash proceeds to be realized from the Western tower sale, after all potential remaining purchase price adjustments, will be approximately $194.1 million.

In consideration of the Company’s recent Western tower sale, the Company evaluated the scope and operating plan with respect to its 64 remaining towers in the same U.S. geographic market as the 784 towers sold. This evaluation resulted in the Company’s decision to sell all tower operations in this geographic market. The Company has begun to market these towers for sale on its own and believes that the activities necessary to sell the towers will be completed within one year. As a result of this decision, the Company has accounted for the remaining 64 towers as discontinued operations, which includes the 17 towers subsequently excluded from the original 801 Western tower sale. During 2003, the Company sold 3 of the 64 towers held for sale leaving 61 towers held for sale as of December 31, 2003.

The Company evaluated these 61 towers for impairment. The December 31, 2003 loss from discontinued operations includes a $4.5 million asset impairment charge associated with the write-down of the carrying value of these towers to their fair value less estimated costs to sell.

In accordance with SFAS No. 144, the Company has classified the operating results of the 784 towers sold in the Western tower sale and 64 remaining western towers as discontinued operations in the accompanying Consolidated Financial Statements. All prior periods have been reclassified to conform to the current year presentation.

The discontinued operations affect only the Company’s site leasing segment. The following is a summary of the operating results of the discontinued operations:

	For the years ended December 31,
	2003	2002	2001
	(in thousands)
Revenues	$11,198	$24,542	$17,672

Site leasing gross profit	$7,049	$15,564	$11,607

Loss from discontinued operations, net of income taxes	$(5,605)	$(3,717)	$(2,201)
Loss on disposal of discontinued operations, net of income taxes	(2,085)	—	—

Loss from discontinued operations, net of income taxes	$(7,690)	$(3,717)	$(2,201)

A portion of the Company’s interest expense has been allocated to discontinued operations based upon the debt balance attributable to those operations. Interest expense allocated to discontinued operations was $0.8 million and $1.4 million for the years ended December 31, 2003 and 2002, respectively. No interest expense was allocated to discontinued operations in 2001 as there was no associated debt outstanding during 2001.

The following is a summarized balance sheet presenting the carrying amounts of the major classes of assets and liabilities related to the towers held for sale and classified as discontinued operations as of December 31, 2003 and 2002, respectively:

	As of December 31,
	2003	2002
	(in thousands)
Property and equipment, net	$148	$198,259
Other assets	247	4,150

Assets held for sale	$395	$202,409

Liabilities held for sale	$608	$2,685

The notes to the consolidated financial statements for all years presented have been adjusted for the discontinued operations described above.

4. ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). This standard requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, we capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or loss upon settlement. We adopted this standard effective January 1, 2003. As a result of our obligation to restore leaseholds to their original condition upon termination of ground leases underlying a majority of our towers and our estimate as to the probability of incurring these obligations, we recorded a cumulative effect adjustment of approximately $0.5 million during the first quarter of 2003. The adoption of SFAS 143 resulted in an increase in tower fixed assets of approximately $0.9 million and the recording of an asset retirement obligation liability of approximately $1.4 million.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 62, Amendment of SFAS No. 13 and Technical Corrections (“SFAS 145”). SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Extraordinary treatment is required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended SFAS 13 for certain sale-

leaseback and sublease accounting. We adopted the provisions of SFAS 145 effective January 1, 2003. Pursuant to SFAS 145, our previously reported extraordinary item of $5.1 million, related to the early extinguishment of debt, was reclassified to operating expense in the accompanying December 31, 2001 Consolidated Statement of Operations.

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

In December 2002, the FASB issued SFAS No. 148. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The standard is effective for fiscal years beginning after December 15, 2002. We adopted the disclosure-only provisions of SFAS 148 as of December 31, 2002. We will continue to account for stock-based compensation in accordance with APB 25. As such, we do not expect this standard will have a material impact on our consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149 (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities. The statement was effective for contracts entered into or modified after June 30, 2003. The adoption of this standard did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This standard was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities that are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. The adoption of this standard did not have a material impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies requirements for the recognition of guarantees at the onset of an arrangement. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees used or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for interim or annual financial statements after December 15, 2002. We implemented the disclosure requirements of FIN 45 as of December 31, 2002 and there was no material impact on our consolidated financial statements as a result of this implementation.

In January 2003, the FASB issued Interpretation No. 46, Consolidation for Variable Interest Entities, an Interpretation of ARB No. 51 which requires all variable interest entities (“VIES”) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interest in the VIE. In addition, the interpretation expands the disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of beneficial interests, but not the majority. FIN 46 is effective immediately for all VIEs and for all special purpose entities created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first quarter ended March 31, 2004. The adoption of FIN 46 did not have, nor is it expected to have, a material impact on the consolidated financial statements.

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

The Company has entered into ground leases for the land underlying the majority of the Company’s towers. A majority of these leases require the Company to restore leaseholds to their original condition upon termination of the ground lease. SFAS 143 requires that the net present value of future restoration obligations be recorded as a liability as of the date the legal obligation arises and this amount be capitalized to the related operating asset. At January 1, 2003, the effective date of adoption, the cumulative effect of the change on prior years resulted in a charge of approximately $0.5 million ($0.01 per share), which is included in net loss for the year ended December 31, 2003. In addition, at the date of adoption, the Company recorded an increase in tower assets of approximately $0.9 million and recorded an asset retirement obligation liability of approximately $1.4 million. The asset retirement obligation at December 31, 2003 of $1.2 million is included in other long-term liabilities in the December 31, 2003 Consolidated Balance Sheet. In determining the impact of SFAS 143, the Company considered the nature and scope of legal restoration obligation provisions contained in its third party ground leases, the historical retirement experience as an indicator of future restoration probabilities, intent in renewing existing ground leases through lease termination dates, current and future value and timing of estimated restoration costs, and the credit adjusted risk-free rate used to discount future obligations.

The following pro-forma summary presents the Company’s loss from continuing operations, net loss and related loss per share information as if the Company had been accounting for asset retirement obligations under SFAS 143 for the periods presented:

	For the years ended December 31,
	2002	2001
	(in thousands, except per share data)
Loss from continuing operations before cumulative effect of changes in accounting principles	$(184,794)	$(123,748)
Per share loss from continuing operations before cumulative effect of changes in accounting principles	$(3.66)	$(2.62)

Net loss	$(249,206)	$(125,970)
Per share net loss	$(4.94)	$(2.66)

The following summarizes the activity of the asset retirement obligation liability:

	For the years ended December 31,
	2003	2002
	(in thousands)
Asset retirement obligation at January 1	$—	$957
Liability recorded in transition	1,140	—
Accretion expense	119	130
Revision in estimates	(64)	(38)

Asset retirement obligation at December 31	$1,195	$1,049

b. SFAS 142

During 2002, the Company completed the transitional impairment test of goodwill required under SFAS 142, Goodwill and other Intangible Assets (“SFAS 142”), which was adopted effective January 1, 2002. As a result of completing the required transitional test, the Company recorded a charge retroactive to the adoption date for the cumulative effect of the accounting change in the amount of $60.7 million, representing the excess of the carrying value of certain assets as compared to their estimated fair value. Of the total $60.7 million cumulative effect adjustment, $58.5 million related to the site development construction reporting segment and $2.2 million related to the site leasing reporting segment. In addition, during 2002, the Company recorded additional goodwill totaling approximately $9.2 million resulting from the achievement of certain earn-out obligations under various construction acquisition agreements entered into prior to July 1, 2001, which was determined to be impaired during 2002 and written off (See Note 18). The Company currently does not have any remaining goodwill or other intangible assets subject to SFAS 142.

The following unaudited pro forma summary presents the Company’s net loss and per share information as if the Company had been accounting for its goodwill under SFAS 142 for all periods presented:

	For the years ended December 31,
	2002	2001
	(in thousands, except per share data)
Reported net loss	$(248,996)	$(125,792)
Cumulative effect of change in accounting principle	60,674	—

Loss excluding cumulative effect of change in accounting principle	(188,322)	(125,792)
Add back goodwill amortization	—	3,802

Adjusted net loss	$(188,322)	$(121,990)

Reported basic and diluted loss per share	$(4.93)	$(2.66)
Cumulative effect of change in accounting principle	1.20	—

Loss per share excluding cumulative effect of change in accounting principle	(3.73)	(2.66)
Add back goodwill amortization	—	.08

Adjusted net loss per share	$(3.73)	$(2.58)

6. SHORT-TERM INVESTMENTS

The carrying value of short-term investments of $15.2 million equaled the fair value of these investments at December 31, 2003. In January 2004 these investments were sold for their face value plus accrued interest.

7. RESTRICTED CASH

Restricted cash at December 31, 2003 was $18.7 million. This balance includes $11.4 million of cash pledged as collateral to secure certain obligations of the Company and certain of its affiliates related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business. Approximately $8.4 million of the collateral relates to tower removal obligations, is long-term in nature, and is included in other assets in the December 31, 2003 Consolidated Balance Sheet. Approximately $3.0 million of the collateral relates to payment and performance bonds, which are shorter term in nature and are included in restricted cash and reflected as a current asset. The remaining $7.3 million of restricted cash relates to funds being held by an escrow agent in accordance with certain potential purchase price adjustments to the Western tower purchase and sale agreement. These funds are classified as current as they are expected to be released, net of any required obligations, to the Company during the next twelve months.

8. INTANGIBLE ASSETS, NET

Amortization expense was $1.3 million, $1.1 million and $1.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, total costs of covenants not to compete were $6.3 million and $6.4 million, respectively, and accumulated amortization totaled $3.9 million and $2.7 million, respectively.

Estimated amortization expense on the Company’s covenants not to compete is as follows:

Year ending December 31,
(in thousands)
2004	$1,051
2005	976
2006	375
2007	6

Total	$2,408

9. ACQUISITIONS

During 2003, the Company did not acquire any towers or businesses. However, during 2003, the Company paid approximately $3.1 in settlement of contingent purchase price amounts payable as a result of towers or businesses it acquired having met or exceeded earnings or new tower targets.

During 2002, the Company acquired 53 towers and related assets from various sellers. The aggregate consideration paid was $15.5 million in cash and 330,736 shares of Class A common stock. In addition, the Company issued 397,773 shares of Class A common stock in settlement of contingent purchase price amounts payable as a result of towers or businesses it acquired having met or exceeded certain earnings or new tower targets.

During 2001, the Company purchased two site development construction companies. The Company paid $14.5 million in cash and issued 413,631 shares of Class A common stock to the sellers. During 2002 the Company paid $7.0 million in cash and issued 587,260 shares of Class A common stock to the former owners of these two companies as a result of certain earnings targets having been met. In addition, as of December 31, 2002, certain of the former owners were entitled to receive an additional $2.0 million as a result of certain 2002 earnings targets being met. The Company accrued the $2.0 million within other current liabilities in the Consolidated Balance Sheet as of December 31, 2002. The $12.2 million in original goodwill plus the $12.0 million that was recorded as a result of the earn-out targets having been met were written off during 2002 in connection with the implementation of SFAS 142 (See Note 5). During 2003, the $2.0 million accrued at December 31, 2002 was paid in cash.

Additionally, during 2001, the Company acquired 677 towers and related assets from various sellers. The aggregate consideration paid to the sellers for these acquisitions for the year ended December 31, 2001 was $218.7 million in cash and 370,502 shares of Class A common stock. In addition, the Company issued 790,495 shares of Class A common stock as a result of towers or businesses it acquired having met or exceeded certain earnings or new tower targets identified in the various acquisition agreements.

The Company accounted for all the above acquisitions using the purchase method of accounting. The results of operations of the acquired assets and companies are included with those of the Company from the dates of the respective acquisitions. None of the individual acquisitions consummated were significant to the Company and, accordingly, pro forma financial information has not been presented.

10. CONCENTRATION OF CREDIT RISK

The Company’s credit risks consist primarily of accounts receivable with national and local wireless communications providers and federal and state governmental agencies. The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company generally does not require collateral. The following is a list of significant customers and the percentage of total revenue derived from such customers:

For the year ended December 31, 2003
(% of revenue)
Bechtel Corporation	14.3%
AT&T Wireless	10.8%
Cingular Wireless	10.2%

For the year ended December 31, 2002
(% of revenue)
Bechtel Corporation	15.3%
Cingular Wireless	12.6%
AT&T Wireless	10.1%

For the year ended December 31, 2001
(% of revenue)
Bright/Horizon	11.3%
Nextel	10.9%
AT&T Wireless	10.5%

The Company’s site development consulting, site development construction and site leasing segments derive revenue from these customers.

11. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of December 31,
	2003	2002
	(in thousands)
Costs incurred on uncompleted contracts	$43,738	$74,506
Estimated earnings	3,809	17,148
Billings to date	(38,897)	(83,591)

	$8,650	$8,063

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	As of December 31,
	2003	2002
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$10,227	$10,425
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,577)	(2,362)

	$8,650	$8,063

12. PROPERTY AND EQUIPMENT

Property and equipment, excluding assets held for sale, consists of the following:

	As of December 31,
	2003	2002
	(in thousands)
Towers and related components	$1,055,912	$1,058,805
Construction-in-process	498	4,595
Furniture, equipment and vehicles	38,403	40,883
Land, buildings and improvements	16,160	16,500

	1,110,973	1,120,783
Less: accumulated depreciation and amortization	(254,760)	(179,822)

Property and equipment, net	$856,213	$940,961

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations.

Depreciation expense was $83.0 million, $84.5 million and $61.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

13. ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of December 31,
	2003	2002
	(in thousands)
Salaries and benefits	$2,421	$1,791
Real estate and property taxes	6,084	5,289
Restructuring and other charges	1,040	1,706
Insurance	1,234	3,738
Tower sale purchase price adjustment	2,573	—
Other	4,357	1,419

	$17,709	$13,943

14. CURRENT AND LONG-TERM DEBT

	As of December 31,
	2003	2002
	(in thousands)
10¼% senior notes, unsecured, interest payable semi-annually, balloon principal payment of $406,441 due at maturity on February 1, 2009, including deferred gain related to termination of derivative of $4,559 and $5,236 at December 31, 2003, and 2002, respectively. See Note 20.	$411,000	$505,236

9¾% senior discount notes, net of unamortized original issue discount of $126,204 at December 31, 2003, unsecured, cash interest payable semi-annually in arrears beginning June 15, 2008, balloon principal payment of $402,024 due at maturity on December 15, 2011.	275,820	—

12% senior discount notes, net of unamortized original issue discount of $5,077 at December 31, 2002, unsecured, cash interest payable semi-annually in arrears beginning September 1, 2003, balloon principal payment of $65,673 due at maturity on March 1, 2008. See Note 24.	65,673	263,923

Senior secured credit facility loans, interest at varying cash rates (5.15% to 5.17% at December 31, 2003). Additional interest accrues at 3.5% and is payable at maturity. See Note 24.	118,227	—

Senior secured credit facility loans. This facility was paid in full in May 2003.	—	255,000

Notes payable, interest at varying rates (2.9% to 11.4% at December 31, 2003 maturing at various dates through 2004).	38	123

	870,758	1,024,282
Less: current maturities	(11,538)	(60,083)

Long-term debt	$859,220	$964,199

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

Approximately $105.6 million of the proceeds were used to repay all borrowings under the Company’s former senior credit facility. The Company wrote off the deferred financing fees relating to the former senior credit facility and recorded a $5.1 million charge in the first quarter of 2001 in connection with the termination of this facility. During the year ended December 31, 2003, the Company exchanged $13.5 million in principal amount of its 10¼% senior notes for 3.85 million shares of Class A common stock. Additionally, the Company repurchased $80.1 million in principal amount of its 10¼% senior notes in the open market for $79.5 million in cash. During 2003, the Company recognized a gain on extinguishment of debt of $1.5 million and wrote-off deferred financing fees of $1.9 million in connection with the 10¼% senior note retirement transactions. See Note 24 for further discussion of repurchase activity subsequent to December 31, 2003.

The 10¼% senior notes are unsecured and are pari passu in right of payment with the Company’s other existing and future senior indebtedness. The 10¼% senior notes place certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sales of assets, transactions with affiliates, sale and leaseback transactions, certain investments and the Company’s ability to merge or consolidate with other entities. The ability of the Company to comply with the covenants and other terms of the 10¼% senior notes and to satisfy its respective debt obligations will depend on the future operating performance of the Company. In the event the Company fails to comply with the various covenants contained in the 10¼% senior notes, it would be in default thereunder, and in any such case, the maturity of a portion or all of its long-term indebtedness could be accelerated. In addition, the acceleration of amounts due under the senior credit facility would also cause a cross-default under the indenture for the 10¼% senior notes.

9¾% Senior Discount Notes

In December 2003, the Company and Telecommunications co-issued $402.0 million of its 9¾% senior discount notes due 2011, which produced net proceeds of approximately $267.1 million after deducting offering expenses. The senior discount notes accrete in value until December 15, 2007 at which time they will have an aggregate principal amount of $402.0 million. Thereafter, interest accrues on the senior discount notes and will be payable in cash semi-annually in arrears on June 15 and December 15, commencing June 15, 2008. Proceeds from the senior discount notes were used to tender for approximately $153.3 million of the Company’s 12% senior discount notes and for general working capital purposes.

The 9¾% senior discount notes are unsecured and are pari passu in right of payment with the Company’s other existing and future senior indebtedness. The 9¾% senior discount notes place certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sales of assets, transaction with affiliates, sale and leaseback transactions, certain investments and the Company’s ability to merge or consolidate with other entities. The ability of the Company to comply with the covenants and other terms of the 9¾% senior discount notes and to satisfy its respective debt obligations will depend on the future operating performance of the Company. In the event the Company fails to comply with the various covenants contained in the 9¾% senior discount notes, it would be in default thereunder, and in any such case, the maturity of a portion or all of its long-term indebtedness could be accelerated. In addition, the acceleration of amounts due under the senior credit facility would also cause a cross-default under the indenture for the 9¾% senior discount notes.

12% Senior Discount Notes

In March 1998, the Company issued $269.0 million of its 12% senior discount notes due March 1, 2008, which produced net proceeds of approximately $150.2 million. The senior discount notes accreted in value until March 1, 2003 at which time they had an aggregate principal amount of $269.0 million. Thereafter, interest accrues on the senior discount notes and is payable in cash semi-annually in arrears on March 1 and September 1, commencing September 1, 2003. Proceeds from the senior discount notes were used to acquire and construct telecommunications towers as well as for general working capital purposes. During the year ended December 31, 2003, the Company repurchased $50.0 million in principal amount of its 12% senior discount notes in the open market for $50.3 million in cash. Additionally, during 2003, the Company completed a tender for 70% of its outstanding 12% senior discount notes and retired $153.3 million face value of its 12% senior discount notes for $167.1 million. During 2003, the Company recognized a loss on extinguishment of $14.6 million and wrote-off deferred financing fees of $4.8 million in connection with the 12% senior discount note retirement transactions. See Note 24 for a discussion of repurchase activity subsequent to December 31, 2003.

The 12% senior discount notes were unsecured and were pari passu in right of payment with the Company’s other existing and future senior indebtedness. The 12% senior discount notes placed certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sales of assets, transactions with affiliates, sale and leaseback transactions, certain investments and the Company’s ability to merge or consolidate with other entities.

Senior Secured Credit Facility (put in place January 2004)

During January 2004, SBA Senior Finance closed on a new senior credit facility in the amount of $400.0 million. This facility consists of a $275.0 million term loan which was funded at closing, a $50.0 million delayed draw term loan which the Company has until November 15, 2004 to draw and a $75.0 million revolving line of credit. The revolving lines of credit may be borrowed, repaid and redrawn. Amortization of the term loans commence September 2004 at an annual rate of 1% in each of 2004, 2005, 2006 and 2007. All remaining amounts under the term loan are due in 2008. There is no amortization of the revolving loans and all amounts outstanding are due on August 31, 2008. Amounts borrowed under this facility accrue interest at either the base rate, as defined in the agreement, plus 250 basis points or the Euro dollar rate plus 350 basis points. Had this facility been in place on December 31, 2003, the borrowing rate under this facility would have been 4.6%. This facility may be prepaid at any time with no prepayment penalty. Amounts borrowed under this facility are secured by a first lien on substantially all of SBA Senior Finance’s assets. In addition, each of SBA Senior Finance’s domestic subsidiaries has guaranteed the obligations of SBA Senior Finance under the senior credit facility and has pledged substantially all of their respective assets to secure such guarantee, and the Company and Telecommunications have pledged substantially all of their assets to secure SBA Senior Finance’s obligations under this senior credit facility.

This new credit facility requires SBA Senior Finance to maintain specified financial ratios, including ratios regarding its debt to annualized operating cash flow, debt service, cash interest expense and fixed charges for each quarter. This new senior credit facility contains affirmative and negative covenants that, among other things, restricts SBA Senior Finance’s ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants. Additionally, this facility permits distributions by SBA Senior Finance to Telecommunications and SBA Communications to service their debt, pay consolidated taxes, pay holding company expenses and for the repurchase of senior notes and senior discount notes subject to compliance with the covenants discussed above. SBA Senior Finance’s ability in the future to comply with the covenants and access the available funds under the senior credit facility will depend on its future financial performance.

On January 30, 2004, SBA Senior Finance used the proceeds from funding of the $275.0 million term loan under the new senior credit facility to repay the old credit facility in full, consisting of $144.2 million outstanding. In addition to the amounts outstanding, the Company was required to pay $8.0 million to the lenders under the old facility to facilitate the assignment of the old facility to the new lenders. As a result of this prepayment, SBA Senior Finance has written off deferred financing fees associated with the old facility of $5.4 million in addition to the $8.0 million fee paid to facilitate the assignment during the first quarter of 2004. Additionally, SBA Senior Finance has recorded deferred financing fees of approximately $5.4 million associated with this new facility in the first quarter of 2004.

Senior Secured Credit Facility (paid in full January 2004)

On May 9, 2003, Telecommunications closed on a senior credit facility in the amount of $195.0 million from General Electric Capital Corporation (“GECC”) and affiliates of Oak Hill Advisors, Inc. (“Affiliates of Oak Hill”). The facility consisted of $95.0 million of term loans and a $100.0 million revolving line of credit. In November, 2003, in connection with the offering of the Company’s 9¾% senior discount notes and the Company’s tender offer for 70% of its outstanding 12% senior discount notes, SBA Senior Finance, a newly formed wholly-owned subsidiary of Telecommunications, assumed all rights and obligations of Telecommunications under the senior credit facility pursuant to an amended and restated credit agreement with the senior credit lenders. Telecommunications was released from any obligation to repay the indebtedness under the senior credit facility. Simultaneously with this assumption, Telecommunications contributed substantially all of its assets, consisting primarily of stock in our various operating subsidiaries, to SBA Senior Finance. As of December 31, 2003, the Company had $98.2 million outstanding under the term loan and $20.0 million outstanding under the revolving line of credit. The Company refinanced this credit facility in January 2004 and used the proceeds from the new facility to repay this facility in full. See senior credit facility discussion above.

Senior Secured Credit Facility (paid in full May 2003)

In June 2001, Telecommunications entered into a $300.0 million senior secured credit facility. The facility provided for a $100.0 million term loan and a $200.0 million revolving line of credit. As of December 31, 2002, the Company had $100.0 million outstanding under the term loan and $155.0 million outstanding under the revolving line of credit. In addition, the Company had $14.5 million of letters of credit issued on its behalf to serve as collateral to secure certain obligations in the ordinary course of business. The Company refinanced this credit facility in May 2003 and used the proceeds from the new credit facility, cash on hand and a portion of the proceeds from the Western tower sale to repay this credit facility in full. As a result of this prepayment, the Company has written off deferred financing fees associated with this facility of approximately $4.4 million during 2003.

At December 31, 2002 the current portion of long-term debt in the amount of $60.0 million had been reclassified to reflect the amount by which the senior credit facility borrowings were reduced through the May 2003 refinancing. The portion of this debt reflected as long-term at December 31, 2002, $195.0 million, represents the amount of the facility which was replaced by the new facility.

As of December 31, 2003, the Company was in compliance with the covenants of each of the above agreements, as applicable.

The Company’s debt, excluding the deferred interest rate swap discussed below, at December 31, 2003, would have matured as follows had the senior credit facility not been refinanced:

(in thousands)
2004	$11,538
2005	17,250
2006	17,250
2007	72,227
2008	65,673
Thereafter	682,261

Total	$866,199

The Company previously entered into an interest rate swap agreement to manage its exposure to interest rate movements by effectively converting a portion of its $500.0 million senior notes from fixed interest rate to variable rate notes. During October 2002, the counter-party to this agreement terminated the agreement. This termination resulted in a $5.4 million deferred gain which is recorded in long-term debt and is being recognized as a reduction to interest expense over the remaining term of the notes to which the swap related. Amortization during 2003 and 2002 was approximately $0.7 million and $0.2 million, respectively. The amortization of the remaining deferred gain as of December 31, 2003 is as follows:

(in thousands)
2004	$740
2005	810
2006	886
2007	969
2008	1,061
2009	93

Total	$4,559

See Note 20 for further discussion regarding the interest rate swap agreement.

15. SHAREHOLDERS’ EQUITY

a. Offerings of Common Stock

In July 2000, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission registering the sale of up to $500.0 million of any combination of Class A common stock, preferred stock, debt securities, depositary shares, or warrants.

b. Registration of Additional Shares

During 2001, the Company filed a shelf registration statement on Form S-4 with the Securities and Exchange Commission registering an aggregate 5.0 million shares of its Class A common stock. These 5.0 million shares are in addition to 3.0 million shares registered during 2000. These shares may be issued in connection with acquisitions of wireless communication towers or companies that provide related services. During the years ended December 31, 2003, 2002 and 2001, the Company issued zero shares, 1.3 million and 1.6 million shares, respectively, of its Class A common stock pursuant to these registration statements in connection with acquisitions.

c. Other Common Stock Transactions

During 2003, the Company exchanged $13.5 million of its 10¼% senior notes for 3.85 million shares of its Class A common stock.

The issuance of these shares triggered an event whereby the 5.5 million of Class B common stock outstanding automatically converted to Class A common stock.

d. Employee Stock Purchase Plan

In 1999, the Board of Directors of the Company adopted the 1999 Stock Purchase Plan (the “Purchase Plan”). A total of 500,000 shares of Class A common stock were reserved for purchase under the Purchase Plan. During 2003, an amendment to the Purchase Plan was adopted which increased the number of shares reserved for purchase from 500,000 to 1,500,000 shares. The Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to the lesser of 85% of the fair market value of the Class A common stock on the first or the last day of an offering period. As of December 31, 2003, employees had purchased 271,038 shares under the Purchase Plan.

e. Non-cash Compensation

From time to time, restricted shares of Class A common stock or options to purchase Class A common stock have been granted under the Company’s equity participation plans at prices below market value at the time of grant. As a result, the Company expects to record approximately $0.5 million in non-cash compensation expense in each year from 2004 through 2006. In addition, the Company had bonus agreements with certain executives and employees to issue shares of the Company’s Class A common stock in lieu of cash payments. The Company recorded approximately $0.8 million and $2.0 million of non-cash compensation expense during the years ended December 31, 2003 and 2002, respectively.

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

f. Shareholder Rights Plan and Preferred Stock

During January 2002, the Company’s Board of Directors adopted a shareholder rights plan and declared a dividend of one preferred stock purchase right for each outstanding share of the Company’s common stock. Each of these rights which are currently not exercisable, will entitle the holder to purchase one one-thousandth (1/1000) of a share of the Company’s newly designated Series E Junior Participating Preferred Stock. In the event that any person or group acquires beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock or commences or announces an intention to commence a tender offer that would result in such person or group owning 15% or more of the Company’s common stock, each holder of a right (other than the acquirer) will be entitled to receive, upon payment of the exercise price, a number of shares of common stock having a market value equal to two times the exercise price of the right. In order to retain flexibility and the ability to maximize shareholder value in the event of transactions that may arise in the future, the Board retains the power to redeem the rights for a set amount. The rights were distributed on January 25, 2002 and expire on January 10, 2012, unless earlier redeemed or exchanged or terminated in accordance with the Rights Agreement.

16. STOCK OPTIONS AND WARRANTS

The Company has three stock option plans (the 1996 Stock Option Plan, the 1999 Equity Participation Plan and the 2001 Equity Participation Plan) whereby options (both non-qualified and incentive stock options), stock appreciation rights and restricted stock may be granted to directors, employees and consultants. Upon adoption of the 2001 Equity Participation Plan, all unissued options under the 1996 Stock Option Plan and the 1999 Equity Participation Plan were cancelled. The 2001 Equity Participation Plan provides for a maximum issuance of shares, together with all outstanding options and unvested shares of restricted stock under all three of the plans, equal to 15% of the Company’s common stock outstanding, adjusted for certain shares issued pursuant to the exercise of certain options. A summary of shares reserved for future issuance under these plans as of December 31, 2003 is as follows:

(in thousands)
Reserved for 1996 Stock Option Plan	186
Reserved for 1999 Equity Participation Plan	758
Reserved for 2001 Equity Participation Plan	7,215

8,159

These options generally vest between three and six years from the date of grant on a straight-line basis and generally have a ten year life. The Company accounts for these plans under APB 25, under which compensation cost is not recognized on those issuances where the exercise price equals or exceeds the market price of the underlying stock on the grant date. From time to time, options to purchase shares of Class A common stock have been granted under the 1999 Equity Participation Plan and the 2001 Equity Participation Plan at prices which were below market value at the time of grant. As a result, the Company recorded non-cash compensation expense of $0.8 million, $2.0 million and $3.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

As required by SFAS 123, the Company has determined the pro-forma effect of the options granted had the Company accounted for stock options granted under the fair value method of SFAS 123.

A summary of the status of the Company’s stock option plans including their weighted average exercise price is as follows:

	2003		2002		2001
	Shares	Price	Shares	Price	Shares	Price
	(shares in thousands)
Outstanding at beginning of year	2,848	$11.37	3,824	$20.57	3,090	$16.97
Granted	1,630	$2.20	2,445	$10.17	1,748	$23.34
Exercised/redeemed	(34)	$1.26	(145)	$0.93	(588)	$4.26
Forfeited/canceled	(656)	$9.78	(3,276)	$21.59	(426)	$27.65

Outstanding at end of year	3,788	$7.79	2,848	$11.37	3,824	$20.57

Options exercisable at end of year	1,235	$12.66	993	$12.63	1,617	$14.12
Weighted average fair value of options granted during the year		$2.20		$6.63		$27.37

Option groups outstanding at December 31, 2003 and related weighted average exercise price and remaining life, in years, information are as follows:

Options Outstanding				Options Exercisable
Range	Outstanding (in thousands)	Weighted Average Contractual Life	Weighted Average Exercise Price	Exercisable ( in thousands)	Weighted Average Exercise Price
$ 0.05 – $ 4.00	1,890	8.7	$ 2.13	249	$ 2.19
$ 5.37 – $ 9.75	1,060	5.3	$ 8.03	464	$ 8.06
$10.17 – $13.35	311	7.0	$12.40	92	$12.14
$15.25 – $24.75	303	4.9	$17.31	262	$16.62
$26.63 – $51.94	224	2.5	$35.12	168	$35.03

	3,788		$ 7.79	1,235	$12.66

The Company has various stock-based employee compensation plans. From time to time, options to purchase Class A common stock have been granted under the Company’s 1999 Equity Participation Plan and the 2001 Equity Participation Plan which were below market value at the time of the grant. The Company recorded non-cash compensation expense of $0.8 million, $2.0 million and $3.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Except for the amount of non-cash compensation recognized, no other stock-based employee compensation cost is reflected in net loss, as all other options granted under the Company’s stock-based employee compensation plans had an exercise price equal to, or in excess of, the market value of the underlying common stock on the date of grant.

The Black-Scholes option-pricing model was used with the following assumptions:

	For the years ended December 31,
	2003	2002	2001
Risk free interest rate	2.0%	3.25%	4.5%
Dividend yield	0%	0%	0%
Expected volatility	90%	171%	99%
Expected lives	4 years	4 years	4 years

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation:

	For the years ended December 31,
	2003	2002	2001
	(in millions)
Net loss, as reported	$(172.2)	$(249.0)	$(125.8)
Non-cash compensation charges included in net loss	0.8	2.0	3.3
Incremental stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4.2)	(6.2)	(19.9)

Pro forma net loss	$(175.6)	$(253.2)	$(142.4)

Loss per shares
Basic and diluted – as reported	$(3.30)	$(4.93)	$(2.66)
Basic and diluted – pro forma	$(3.36)	$(5.01)	$(3.01)

The effect of applying SFAS 123 in the pro-forma disclosure is not necessarily indicative of future results.

17. RESTRUCTURING AND OTHER CHARGES

In response to capital market conditions in the telecommunications industry during the past three years, the Company has implemented various restructuring plans discussed below.

Restructuring expense consisted of the following during these three years:

	For the years ended December 31,
	2003	2002	2001
	(in thousands)
Abandonment of new tower build and acquisition work-in-process and related construction materials	$635	$40,380	$24,088
Employee separation and exit costs	1,870	6,907	311

	$2,505	$47,287	$24,399

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

In February 2002, as a result of the continuing deterioration of capital market conditions for wireless carriers, the Company further reduced its capital expenditures for new tower development and acquisition activities, suspended any material new investment for additional towers, reduced its workforce and closed or consolidated offices. Under then existing capital market conditions, the Company did not anticipate building or buying a material number of new towers beyond those it was currently contractually obligated to build or buy, thereby resulting in the abandonment of a majority of its existing new tower build and acquisition work in process during 2002. In connection with this restructuring, a portion of the Company’s workforce was reduced and certain offices were closed, substantially all of which were primarily dedicated to new tower development activities. As a result of the implementation of its plans, the Company recorded a restructuring charge of $47.3 million in accordance with SFAS 144, and Emerging Issues Task Force 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring. Of the $47.3 million restructuring charge recorded during the year ended December 31, 2002, approximately $40.4 million related to the abandonment of new tower build and acquisition work in process and related construction materials on approximately 764 sites. The remaining $6.9 million of restructuring expense related primarily to the costs of employee separation for approximately 470 employees and exit costs associated with the closing and consolidation of approximately 40 offices. The accrual of approximately $1.0 million remaining at December 31, 2003, with respect to the 2002 plan, relates primarily to remaining obligations through the year 2012 associated with offices exited or downsized as part of this plan.

The following summarizes the activity during the year ended December 31, 2003, related to the 2002 and 2001 restructuring plans:

	Accrued as of January 1, 2003	Restructuring Charges	Payments/ Adjustments			Payments Related to January 1, 2003 Accrual	Accrual as of December 31, 2003
			Cash		Non-Cash
	(in thousands)
Abandonment of new tower build work in process	$—	$59	$		$(59)	$—	$—
Employee separation and exit costs	1,706	122		(167)	45	(666)	1,040

	$1,706	$181		$(167)	$(14)	$(666)	$1,040

In 2003, in response to the continued deterioration in expenditures by wireless service providers, particularly with respect to site development activities, the Company committed to new plans of restructuring associated with further downsizing activities, including reduction in workforce and closing or consolidation of offices. As a result of the implementation of its plans, the Company recorded a restructuring charge of $2.5 million during the year ended December 31, 2003, in accordance with SFAS 146. Of the $2.5 million charge recorded during the year ended December 31, 2003, approximately $0.6 million related to the abandonment of new tower build work in process. The remaining $1.9 million related primarily to the costs of employee separation for approximately 165 employees and exit costs associated with the closing or consolidation of approximately 17 offices. In connection with employee separation costs, the Company paid approximately $0.7 million in one-time termination benefits. Of the $2.5 million in expense recorded during the year ended December 30, 2003, $2.4 million pertains to the Company’s site development segment and $0.1 million pertains to the Company’s site leasing segment.

The following summarizes the activity related to the 2003 restructuring plan for the year ended December 31, 2003:

	Restructuring Charges	Payments/ Adjustments		Accrual as of December 31, 2003
		Cash	Non-Cash
	(in thousands)
Abandonment of new tower build work in process	$576	$—	$(576)	$—
Employee separation and exit costs	1,748	(1,012)	(736)	—

	$2,324	$(1,012)	$(1,312)	$—

18. ASSET IMPAIRMENT CHARGES

In accordance with SFAS 144, long-lived assets consisting primarily of tower assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows. Estimates and assumptions inherent in the impairment evaluation include, but are not limited to, general market conditions, historical operating results, lease-up potential and expected timing of lease-up. During the second and fourth quarters of 2003, the Company modified its future tower lease-up assumptions for certain tower assets that had not achieved expected lease-up results. The changes to the future cash flow expectations and the resulting change in the fair value of these towers, as determined using a discounted cash flow analysis, resulted in an impairment charge of $10.3 million during the second quarter of 2003 related to approximately 40 operating towers and an impairment charge of $6.2 million during the fourth quarter of 2003 related to approximately 30 additional operating towers. These amounts are included in asset impairment charges in the Consolidated Statement of Operations for the year ended December 31, 2003.

During the first quarter of 2003, tower assets previously impaired in 2002 were evaluated under the provisions of recently adopted SFAS 143 as to the existence of asset retirement obligations. In connection with the adoption of SFAS 143, effective January 1, 2003, approximately $0.5 million of additional tower costs were capitalized to the previously impaired assets effective January 1, 2003. The recoverability of the capitalized tower costs were evaluated in accordance with the provisions of SFAS 144 and determined to be impaired. As discussed above, during the second and fourth quarters of 2003, the Company identified approximately 70 operating towers that were determined to be impaired.

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

19. INCOME TAXES

The provision (benefit) for income taxes from continuing operations consists of the following components:

	For the years ended December 31,
	2003	2002	2001
	(in thousands)
Current provision (benefit) for taxes:
Federal income tax	$125	$(1,382)	$—
State and local taxes	1,695	1,691	1,493

Total current	1,820	309	1,493

Deferred provision (benefit) for taxes:
Federal income tax	(58,122)	(57,000)	(39,868)
State and local taxes	7,728	(3,767)	(1,528)
Increase in valuation allowance	50,394	60,767	41,396

Total deferred	—	—	—

Total	$1,820	$309	$1,493

A reconciliation of the provision (benefit) for income taxes from continuing operations at the statutory U.S. Federal tax rate (34%) and the effective income tax rate is as follows:

	For the years ended December 31,
	2003	2002	2001
	(in thousands)
Statutory Federal benefit	$(55,119)	$(62,653)	$(41,513)
State and local taxes	6,219	(1,371)	(23)
Cumulative effect of changes in accounting principle	—	3,018	—
Other	326	395	367
Goodwill amortization	—	153	1,266
Valuation allowance	50,394	60,767	41,396

	$1,820	$309	$1,493

The components of the net deferred income tax asset (liability) accounts are as follows:

	As of December 31,
	2003	2002
	(in thousands)
Allowance for doubtful accounts	$759	$1,922
Deferred revenue	4,465	8,555
Accrued liabilities	5,654	4,612
Other	48	106
Valuation allowance	(10,926)	(15,195)

Current net deferred taxes	$—	$—

Original issue discount	$13,028	$44,559
Net operating loss	198,385	96,731
Book vs. tax depreciation	(34,566)	(38,726)
Straight-line rents	(6,152)	(4,930)
Other	2,323	5,720
Valuation allowance	(173,018)	(103,354)

Non-current net deferred taxes	$—	$—

The Company has recorded a valuation allowance for deferred tax assets as management believes that it is not “more likely than not” that the Company will be able to generate sufficient taxable income in future periods to recognize the assets.

The Company has available at December 31, 2003, a net operating tax loss carry-forward of approximately $583.5 million. Approximately $8.6 million, $35.8 million, $105.7 million, $140.0 million and $293.4 million of the net operating tax loss carry-forwards will expire in 2019, 2020, 2021 2022, and 2023, respectively. The Internal Revenue Code places limitations upon the future availability of net operating losses based upon changes in the equity of the Company. If these occur, the ability for the Company to offset future income with existing net operating losses may be limited.

20. DERIVATIVE FINANCIAL INSTRUMENT

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

The counter-party to the interest rate swap agreement terminated the swap agreement in October 2002. In connection with this termination, the counter-party paid the Company $6.2 million, which included approximately $0.8 million in accrued interest. The remaining approximately $5.4 million received was deferred and is being recognized as a reduction to interest expense over the remaining term of the senior notes using the effective interest method. Amortization of the deferred gain during 2003 and 2002 was approximately $0.7 million and $0.2 million, respectively. The remaining deferred gain balance at December 31, 2003 and 2002 of $4.5 million and $5.2 million, respectively is included in long-term debt in the Consolidated Balance Sheets.

21. COMMITMENTS AND CONTINGENCIES

a. Operating Leases

The Company is obligated under various non-cancelable operating leases for land, office space, vehicles and equipment, and site leases that expire at various times through May 2100. The annual minimum lease payments under non-cancelable operating leases in effect as of December 31, 2003 are as follows:

(in thousands)
2004	$26,195
2005	20,162
2006	13,596
2007	10,477
2008	7,930
Thereafter	46,620

Total	$124,980

Principally, all of the leases provide for renewal at varying escalations. Fixed rate escalations have been included in the table disclosed above.

Rent expense for operating leases was $29.5 million, $29.3 million and $23.3 million for the years ended December 31, 2003, 2002, and 2001, respectively. The rent expense of $29.5 million and $29.3 million for the years ended December 31, 2003 and 2002, respectively, excludes $0.8 million and $2.4 million, respectively, which is included in restructuring and other charges. In addition, certain of the Company’s leases include contingent rent provisions which provide for the lessor to receive additional rent upon the attainment of certain tower operating results and/or lease-up. Contingent rent expense for the years ended December 31, 2003, 2002 and 2001 was $1.4 million, $1.6 million and $0.8 million, respectively.

b. Tenant Leases

The annual minimum tower lease income to be received for tower space and antenna rental under non-cancelable operating leases in effect as of December 31, 2003 are as follows:

(in thousands)
2004	$129,114
2005	108,744
2006	79,291
2007	50,669
2008	30,840
Thereafter	44,850

Total	$443,508

Principally, all of the leases provide for renewal, generally at the tenant’s option, at varying escalations. Fixed rate escalations have been included in the table disclosed above.

c. Employment Agreements

The Company has employment agreements with certain officers of the Company that grant these employees the right to receive their base salary and continuation of certain benefits, for a defined period of time, in the event of a termination, as defined by the agreement of such employees. In connection with one of these agreements, the Company was obligated to pay an amount equal to the difference between $1.0 million and the value of all vested options and restricted stock belonging to a particular officer on September 19, 2003. The Company had the option of settling the obligation in cash or shares of Class A common stock. This obligation was settled in September 2003 in cash for $0.9 million. This amount had been expensed over the three year period of the original agreement which ended in September 2003 as non cash compensation expense.

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

e. Contingent Purchase Obligations

The Company sometimes agrees to pay additional acquisition purchase price consideration if the towers or businesses that are acquired meet or exceed certain earnings or new tower targets in the 1-3 years after they have been acquired. As of December 31, 2003, the Company had an obligation to pay up to an additional $1.4 million in consideration if the earnings targets contained in various acquisition agreements are met. This obligation was associated with acquisitions within the Company’s site leasing segment. At the Company’s option, a majority of the additional consideration may be paid in cash or shares of Class A common stock. The Company records such obligations as additional consideration when it becomes probable that the earnings targets will be met. As of December 31, 2002, certain earnings targets associated with an acquisition within the site development construction segment were achieved, and therefore, the Company accrued approximately $2.0 million, within other current liabilities on the December 31, 2002 Consolidated Balance Sheet. This amount was paid in cash in February 2003. In addition, approximately $1.1 million in cash was paid during the year ended December 31, 2003 associated with acquired towers meeting or exceeding new tower targets during 2003.

22. DEFINED CONTRIBUTION PLAN

The Company has a defined contribution profit sharing plan under Section 401 (k) of the Internal Revenue Code that provides for voluntary employee contributions of 1% to 14% of compensation. Employees have the opportunity to participate following completion of three months of employment and must be 21 years of age. Employer matching begins after completion of one year of service. For the years ended December 31, 2003 and 2002, the Company made a discretionary matching contribution of 50% of an employee’s contributions up to a maximum of $3,000. For the year ended December 31, 2001, the Company made a discretionary matching contribution of 50% of an employee’s contributions up to a maximum of $1,000. Company matching contributions were approximately $0.4 million, $0.8 million and $0.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

23. SEGMENT DATA

The Company operates principally in three business segments: site development consulting, site development construction, and site leasing. The Company’s reportable segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations. Revenues, gross profit, capital expenditures (including assets acquired through the issuance of shares of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company continues to operate are presented below:

	Site Leasing	Site Development Consulting	Site Development Construction	Assets Not Identified by Segment	Total
For the year ended December 31, 2003
Revenues	$127,842	$18,092	$66,126	$—	$212,060
Cost of revenues	42,021	16,723	61,087	—	119,831
Gross profit	85,821	1,369	5,039	—	92,229
Capital expenditures	15,105	124	2,458	575	18,262

For the year ended December 31, 2002
Revenues	$115,081	$27,204	$97,837	$—	$240,122
Cost of revenues	40,650	20,594	81,879	—	143,123
Gross profit	74,431	6,610	15,958	—	96,999
Capital expenditures	93,999	430	21,487	1,565	117,481

For the year ended December 31, 2001
Revenues	$85,487	$24,251	$115,484	$—	$225,222
Cost of revenues	30,657	17,097	91,435	—	139,189
Gross profit	54,830	7,154	24,049	—	86,033
Capital expenditures	536,151	1,794	34,125	4,430	576,500

Assets
As of December 31, 2003	$897,880	$9,511	$46,807	$28,784	$982,982
As of December 31, 2002	958,684	13,294	54,755	276,632	1,303,365

Assets not identified by segment consist primarily of assets held for sale and general corporate assets.

The Company has client concentrations with respect to revenues in each of its financial reporting segments as follows:

	Percentage of Site Leasing Revenue for the years ended December 31,
	2003	2002
AT&T Wireless	16.9%	15.5%
Cingular Wireless	11.1%	10.8%

	Percentage of Site Development Consulting Revenue for the years ended December 31,
	2003	2002
Bechtel Corporation	30.5%	34.2%
Cingular Wireless	24.0%	29.6%
Verizon Wireless	14.5%	3.9%

	Percentage of Site Development Construction Revenue for the years ended December 31,
	2003	2002
Bechtel Corporation	37.7%	28.1%
Sprint PCS	12.9%	3.0%

24. SUBSEQUENT EVENTS

During January 2004, SBA Senior Finance closed on a new senior credit facility in the amount of $400.0 million. This facility consists of a $275.0 million term loan which was funded at closing, a $50.0 million delayed draw term loan which the Company has until November 15, 2004 to draw and a $75.0 million revolving line of credit. The revolving line of credit may be borrowed, repaid and redrawn. Amortization of the term loans commence September 2004 at an annual rate of 1% in each of 2004, 2005, 2006 and 2007. All remaining amounts under the term loan are due in 2008. There is no amortization of the revolving loans and all amounts outstanding are due on August 31, 2008. This facility will require amortization payments of approximately $1.6 million in 2004, as compared to $11.5 million which would have been required under the facility which was in existence at December 31, 2003. Amounts borrowed under this facility accrue interest at either the base rate, as defined in the agreement, plus 250 basis points or the Euro dollar rate plus 350 basis points. This facility may be prepaid at any time with no prepayment penalty. Amounts borrowed under this facility are secured by a first lien on substantially all of SBA Senior Finance’s assets. In addition, each of SBA Senior Finance’s domestic subsidiaries has guaranteed the obligations of SBA Senior Finance under the senior credit facility and has pledged substantially all of their respective assets to secure such guarantee, and the Company and Telecommunications have pledged substantially all of their assets to secure SBA Senior Finance’s obligations under this senior credit facility.

This new credit facility requires SBA Senior Finance to maintain specified financial ratios, including ratios regarding its debt to annualized operating cash flow, debt service, cash interest expense and fixed charges for each quarter. This new senior credit facility contains affirmative and negative covenants that, among other things, restricts its ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants. SBA Senior Finance’s ability in the future to comply with the covenants and access the available funds under the senior credit facility will depend on its future financial performance.

On January 30, 2004, SBA Senior Finance used the proceeds from the funding of the $275.0 million term loan under the new senior credit facility to repay the old credit facility in full, consisting of $144.2 million outstanding. In addition to the amounts outstanding, the Company was required to pay $8.0 million associated with the assignment to the new lenders of the old facility. As a result of this prepayment, SBA Senior Finance has written off deferred financing fees associated with the old facility of $5.4 million in addition to the $8.0 million fee paid to facilitate the assignment during the first quarter of 2004. Additionally, SBA Senior Finance has recorded additional deferred financing fees of approximately $5.4 million associated with this new facility.

Subsequent to December 31, 2003, the Company repurchased $19.3 million of its 12% senior discount notes in open market transactions. The Company paid $20.9 million plus accrued interest in cash and recognized a loss of $1.6 million related to these debt repurchases and write-off $0.4 million of deferred financing fees. Additionally, on March 1, 2004, the Company, pursuant to the indentures for the 12% senior discount notes, called and retired all remaining outstanding 12% notes. These notes were callable at a price of 107.5% of the principal balances outstanding. In accordance with this transaction, the Company recorded a loss of $3.5 million associated with the premium paid and wrote off $1.0 million of deferred financing fees associated with this debt issue.

Subsequent to December 31, 2003, the Company repurchased $51.1 million of it’s 10¼% senior notes in open market transactions. The Company paid $51.9 million plus accrued interest in cash and issued 1.0 million shares of its Class A Common Stock. The Company recognized a loss of $0.8 million related to these repurchases and wrote off $1.0 million of deferred financing fees associated with this debt retirement.

25. QUARTERLY FINANCIAL DATA (unaudited)

	Quarters Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	(in thousands, except per share amounts)
Revenues	$57,588	$52,386	$50,390	$51,696
Gross profit	24,507	22,566	22,879	22,277
Restructuring and other charges	(68)	(1,065)	(396)	(976)
Asset impairment charges	(6,199)	(50)	(10,265)	(451)
Write-off of deferred financing fees and loss on extinguishment of debt	(18,968)	(409)	(4,842)	—
Loss from continuing operations before cumulative effect of changes in accounting principle	(53,149)	(32,584)	(45,448)	(32,755)
Loss from discontinued operations	1,981	12,918	(22,134)	(455)
Cumulative effect of changes in accounting principle	—	—	—	(545)

Net loss	$(51,168)	$(19,666)	$(67,582)	$(33,755)

Per common share – basic and diluted:
Loss from continuing operations before cumulative effect of changes in accounting principle	$(0.98)	$(0.62)	$(0.89)	$(0.64)
Loss from discontinued operations	0.03	0.24	(0.43)	(0.01)
Cumulative effect of changes in accounting principle	—	—	—	(0.01)

Net loss	$(0.95)	$(0.38)	$(1.32)	$(0.66)

	Quarters Ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	(in thousands, except per share amounts)
Revenues	$57,425	$60,811	$63,627	$58,259
Gross profit	23,216	23,892	25,556	24,335
Restructuring and other charges	(1,132)	(1,225)	(7,667)	(37,738)
Asset impairment charges	—	—	(9,165)	(16,380)
Loss from continuing operations before cumulative effect of changes in accounting principle	(29,354)	(30,526)	(42,257)	(82,468)
Loss from discontinued operations	(983)	(1,147)	(826)	(761)
Cumulative effect of changes in accounting principle	—	—	—	(60,674)

Net loss	$(30,337)	$(31,673)	$(43,083)	$(143,903)

Per common share – basic and diluted:
Loss from continuing operations before cumulative effect of changes in accounting principle	$(0.57)	$(0.60)	$(0.84)	$(1.66)
Loss from discontinued operations	(0.02)	(0.02)	(0.01)	(0.01)
Cumulative effect of changes in accounting principle	—	—	—	(1.22)

Net loss	$(0.59)	$(0.62)	$(0.85)	$(2.89)

The reported amounts for 2002 and the quarter ended March 31, 2003 above have been restated to reflect the Company’s discontinued operations discussed in Note 3.

Because loss per share amounts are calculated using the weighted average number of common and dilutive common shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total loss per share amounts for the year.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses (1)		Deduction From Reserves(3)	Balance at End of Period
	(in thousands)
Allowance for Doubtful Accounts For the Years Ended:
December 31, 2003	$5,572	$3,554		$7,726	$1,400
December 31, 2002	$5,921	$3,371		$3,720	$5,572
December 31, 2001	$2,117	$3,941	(2)	$137	$5,921

Tax Valuation Account For the Years Ended:
December 31, 2003	$118,549	$65,395		$—	$183,944
December 31, 2002	$54,422	$64,127		$—	$118,549
December 31, 2001	$35,202	$19,219		$—	$54,422

(1)	For tax valuation account, amounts include adjustments for stock option compensation.
(2)	Includes additions of $1,300 to allowance for doubtful accounts from acquired companies.
(3)	Represents accounts written off.