Form 10-Q
period 2004-03-31
SBA COMMUNICATIONS CORP
filed 2004-05-07
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,530,682 shares of Class A common stock as of April 30, 2004.

SBA COMMUNICATIONS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1: UNAUDITED FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par values)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$19,164	$8,338
Short-term investments	—	15,200
Restricted cash	10,350	10,344
Accounts receivable, net of allowances of $1,760 and $1,400 in 2004 and 2003, respectively	16,083	19,414
Costs and estimated earnings in excess of billings on uncompleted contracts	11,959	10,227
Prepaid and other current assets	4,232	5,009
Assets held for sale	901	1,096

Total current assets	62,689	69,628

Property and equipment, net	837,005	855,512
Deferred financing fees, net	20,799	24,253
Other assets	31,574	31,181
Intangible assets, net	2,155	2,408

Total assets	$954,222	$982,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,965	$11,352
Accrued expenses	16,835	17,866
Deferred revenue	9,591	11,137
Interest payable	6,296	20,319
Long-term debt, current portion	2,458	11,538
Billings in excess of costs and estimated earnings on uncompleted contracts	873	1,168
Other current liabilities	1,789	2,059
Liabilities held for sale	472	608

Total current liabilities	49,279	76,047

Long-term liabilities:
Long-term debt	898,590	859,220
Deferred revenue	440	511
Other long-term liabilities	3,447	3,327

Total long-term liabilities	902,477	863,058

Commitments and contingencies
Shareholders’ equity:
Preferred stock-$.01 par value, 30,000 shares authorized, none issued or outstanding	—	—
Common stock-Class A par value $.01 (200,000 shares authorized, 56,529 and 55,016 shares issued and outstanding in 2004 and 2003, respectively)	565	550
Common stock - Class B par value $.01, 8,100 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	686,457	679,961
Accumulated deficit	(684,556)	(636,634)

Total shareholders’ equity	2,466	43,877

Total liabilities and shareholders’ equity	$954,222	$982,982

The accompanying condensed notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended March 31,
	2004	2003
Revenues:
Site leasing	$33,921	$31,022
Site development	23,380	20,674

Total revenues	57,301	51,696

Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	10,186	10,725
Cost of site development	22,679	18,694

Total cost of revenues	32,865	29,419

Gross profit	24,436	22,277

Operating expenses:
Selling, general and administrative	7,322	8,210
Restructuring and other charges	163	976
Asset impairment charges	—	452
Depreciation, accretion and amortization	20,749	21,705

Total operating expenses	28,234	31,343

Operating loss from continuing operations	(3,798)	(9,066)

Other income (expense):
Interest income	142	129
Interest expense, net of amounts capitalized	(13,828)	(17,130)
Non-cash interest expense	(7,257)	(5,077)
Amortization of debt issuance costs	(838)	(1,155)
Write-off of deferred financing fees and loss on extinguishment of debt	(22,217)	—
Other	62	44

Total other expense	(43,936)	(23,189)

Loss from continuing operations before provision for income taxes and cumulative effect of change in accounting principle	(47,734)	(32,255)

Provision for income taxes	(276)	(500)

Loss from continuing operations before cumulative effect of change in accounting principle	(48,010)	(32,755)

Income (loss) from discontinued operations, net of income taxes	88	(455)

Loss before cumulative effect of change in accounting principle	(47,922)	(33,210)

Cumulative effect of change in accounting principle	—	(545)

Net loss	$(47,922)	$(33,755)

Basic and diluted loss per common share amounts:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.86)	$(0.64)
Loss from discontinued operations	—	(0.01)
Cumulative effect of change in accounting principle	—	(0.01)

Net loss per common share	$(0.86)	$(0.66)

Weighted average number of common shares	55,684	51,130

The accompanying condensed notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(unaudited)

(in thousands)

	Common Stock Class A		Additional Paid-In Capital	Accumulated Deficit	Total
	Number	Amount
BALANCE, December 31, 2003	55,016	$550	$679,961	$(636,634)	$43,877
Common stock issued in exchange for 10 1/4% senior notes	1,512	15	6,380	—	6,395
Non-cash compensation	—	—	115	—	115
Common stock issued in connection with stock option plans	1	—	1	—	1
Net loss	—	—	—	(47,922)	(47,922)

BALANCE, March 31, 2004	56,529	$565	$686,457	$(684,556)	$2,466

The accompanying condensed notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,922)	$(33,755)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, accretion and amortization	20,749	21,705
Non-cash restructuring and other charges	(163)	525
Asset impairment charges	—	452
Non-cash items reported in discontinued operations (primarily depreciation and gain on sale of towers)	(124)	3,900
Non-cash compensation expense	115	269
Provision for doubtful accounts	360	743
Amortization of original issue discount and debt issuance costs	7,540	6,232
Write-off of deferred financing fees and loss on extinguishment of debt	22,217	—
Amortization of deferred gain from derivative	(178)	(164)
Interest converted to term loan	554	—
Cumulative effect of change in accounting principle	—	545
Changes in operating assets and liabilities:
Short-term investments	15,200	—
Accounts receivable	2,973	7,386
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,732)	(946)
Prepaid and other current assets	767	729
Other assets	(367)	(1,197)
Accounts payable	(554)	(2,933)
Accrued expenses	(769)	83
Deferred revenue	(1,655)	1,940
Interest payable	(14,023)	(10,460)
Other liabilities	(208)	312
Billings in excess of costs and estimated earnings on uncompleted contracts	(295)	(187)

Total adjustments	50,407	28,934

Net cash provided by (used in) operating activities	2,485	(4,821)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,994)	(6,133)
Acquisitions and related earn-outs	(39)	(2,303)
Proceeds from sale of towers	398	—
Payment of restricted cash	(31)	—

Net cash used in investing activities	(1,666)	(8,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase/option plans	1	—
Borrowings under senior credit facility, net of financing fees	294,402	—
Repayment of senior credit facility and notes payable	(151,758)	(27)
Repurchase of 10 1/4% senior notes	(61,863)	—
Repurchase of 12% senior discount notes	(70,775)	—

Net cash provided by (used in) financing activities	10,007	(27)

Net increase (decrease) in cash and cash equivalents	10,826	(13,284)

CASH AND CASH EQUIVALENTS:
Beginning of period	8,338	61,141

End of period	$19,164	$47,857

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$28,584	$28,304

Taxes	$330	$931

NON-CASH ACTIVITIES:
Class A common stock issued in exchange for 10 1/4% senior notes and accrued interest	$6,395	$—

The accompanying condensed notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the 2003 Form 10-K for SBA Communications Corporation. These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation. The results of operations for an interim period may not give a true indication of the results for the year.

As discussed in further detail in Note 2, certain of the Company’s subsidiaries sold 787 towers during 2003. In addition, the Company had classified 61 other towers as held for sale at December 31, 2003. The towers sold and held for sale consist of substantially all of the Company’s towers in the western two-thirds of the United States geographical market and are considered a component of the Company’s tower assets. Accordingly, the towers sold and held for sale have been accounted for as a discontinued operation for all periods presented.

During the three months ended March 31, 2004 and 2003, the Company did not have any changes in its equity resulting from non-owner sources and, accordingly, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

The Company has potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for all periods presented. There were 4.8 million and 2.6 million options outstanding at March 31, 2004 and 2003, respectively. During February 2004, the Company granted 1.0 million options at an exercise price of $4.25 per share, which was fair market value at the date of grant.

2. DISCONTINUED OPERATIONS

In March 2003 certain of the Company’s subsidiaries entered into a definitive agreement (the “Western tower sale”) to sell up to an aggregate of 801 towers, which represented substantially all of the Company’s towers in the Western two-thirds of the United States. The Company ultimately sold 784 of the 801 towers as part of the Western tower sale, representing all but three of the 787 total towers sold in 2003. Gross proceeds realized during 2003 from the sale of the 784 towers was $196.7 million, subject to certain remaining potential adjustments. At March 31, 2004, approximately $7.3 million of the proceeds were held by an escrow agent in accordance with adjustment provisions of the agreement. As of March 31, 2004, the Company has a liability of approximately $2.6 million for the estimated remaining potential adjustments associated with the Western tower sale, which is reflected in accrued expenses in the March 31, 2004 Consolidated Balance Sheet (see Note 15).

The Company continues to market the remaining towers for sale in the Western two-thirds of the United States on its own and believes that the activities necessary to sell the towers will be completed within one year from the date the plan of disposition was initiated. During the three months ended March 31, 2004, the Company sold 10 of the 61 towers held for sale at December 31, 2003, leaving 51 towers held for sale as of March 31, 2004. Gross proceeds realized from the sale of towers during the three months ended March 31, 2004 was $0.4 million, resulting in a gain on sale of approximately $0.2 million which is included in income (loss) from discontinued operations, net of income taxes in the accompanying Consolidated Statement of Operations.

The discontinued operations affect only the Company’s site leasing segment. The following is a summary of the operating results of the discontinued operations:

	For the three months ended March 31,
	2004	2003
	(in thousands)
Revenues	$76	$6,554

Site leasing gross profit (loss)	$(53)	$4,309

Loss from discontinued operations, net of income taxes	$(73)	$(455)
Gain on disposal of discontinued operations, net of income taxes	161	—

Income (loss) from discontinued operations, net of income taxes	$88	$(455)

A portion of the Company’s interest expense has been allocated to discontinued operations based upon the debt balance attributable to those operations. Interest expense allocated to discontinued operations was $0.6 million for the three months ended March 31, 2003. No interest expense has been allocated to discontinued operations for the three months ended March 31, 2004.

The following is a summarized balance sheet presenting the carrying amounts of the major classes of assets and liabilities related to the towers held for sale and classified as discontinued operations as of March 31, 2004 and December 31, 2003, respectively:

	As of March 31, 2004	As of December 31, 2003
	(in thousands)
Property and equipment, net	$649	$724
Other assets	252	372

Assets held for sale	$901	$1,096

Liabilities held for sale	$472	$608

3. CURRENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (“FASB”) issued its Exposure Draft, Share Based Payment, which is a proposed amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation. The exposure draft covers a wide range of equity-based compensation arrangements. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be recognized as compensation expense. The expense of the award would generally be measured at the fair value at the grant date. Currently, the final standard is expected to be issued in late 2004 and adoption will be required in 2005. When the provisions of this exposure draft become required, it may have an impact on the Company’s consolidated financial statements.

4. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). Under the new accounting principle, the Company recognizes asset retirement obligations in the period in which they are incurred, if a reasonable estimate of a fair value can be made, and accretes such liability through the obligation’s estimated settlement date. The associated asset retirement costs are capitalized as part of the carrying amount of the related tower fixed assets and depreciated over the estimated useful life.

The Company has entered into ground leases for the land underlying the majority of the Company’s towers. A majority of these leases require the Company to restore leaseholds to their original condition upon termination of the ground lease. SFAS 143 requires that the net present value of future restoration obligations be recorded as a liability as of the date the legal obligation arises and this amount be capitalized to the related operating asset. At January 1, 2003, the effective date of adoption, the cumulative effect of the change on prior years resulted in a charge of approximately $0.5 million ($0.01 per share), which is included in net loss for the three months ended March 31, 2003. In addition, at the date of adoption, the Company recorded an increase in tower assets of approximately $0.9 million and recorded an asset retirement obligation liability of approximately $1.4 million. The asset retirement obligation is included in other long-term liabilities in the Consolidated Balance Sheets and was $1.2 million as of March 31, 2004 and December 31, 2003. In determining the impact of SFAS 143, the Company considered the nature and scope of legal restoration obligation provisions contained in its third party ground leases, the historical retirement experience as an indicator of future restoration probabilities, intent in renewing existing ground leases through lease termination dates, current and future value and timing of estimated restoration costs, and the credit adjusted risk-free rate used to discount future obligations.

5. RESTRICTED CASH

Restricted cash at March 31, 2004 and December 31, 2003 was $18.7 million. The restricted cash balance includes $11.4 million of cash pledged as collateral to secure certain obligations of the Company and certain of its affiliates related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business. Approximately $8.4 million of the collateral relates to tower removal obligations, is long-term in nature, and is included in other assets in the Consolidated Balance Sheets. Approximately $3.0 million of the collateral relates to payment and performance bonds, which are shorter term in nature and are included in restricted cash and reflected as a current asset. The remaining $7.3 million of restricted cash relates to funds being held by an escrow agent in accordance with certain adjustment provisions of the Western tower purchase and sale agreement. These funds are classified as current as they are expected to be released, net of any required obligations, to the Company during the next twelve months (see Note 15).

6. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of March 31, 2004	As of December 31, 2003
	(in thousands)
Costs incurred on uncompleted contracts	$47,577	$43,738
Estimated earnings	4,018	4,218
Billings to date	(40,509)	(38,897)

	$11,086	$9,059

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	As of March 31, 2004	As of December 31, 2003
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$11,959	$10,227
Billings in excess of costs and estimated earnings on uncompleted contracts	(873)	(1,168)

	$11,086	$9,059

7. PROPERTY & EQUIPMENT

Property and equipment, excluding assets held for sale, consists of the following:

	As of March 31, 2004	As of December 31, 2003
	(in thousands)
Towers and related components	$1,056,197	$1,055,211
Construction-in-process	708	498
Furniture, equipment and vehicles	37,588	38,403
Land, buildings and improvements	16,221	16,160

	1,110,714	1,110,272
Less: accumulated depreciation and amortization	(273,709)	(254,760)

Property and equipment, net	$837,005	$855,512

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations.

Depreciation expense was $20.5 million and $21.3 million for the three months ended March 31, 2004 and 2003, respectively.

8. ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of March 31, 2004	As of December 31, 2003
	(in thousands)
Salaries and benefits	$1,446	$2,421
Real estate and property taxes	6,069	6,084
Restructuring and other charges	1,018	1,040
Insurance	1,586	1,234
Tower sale purchase price adjustment	2,573	2,573
Other	4,143	4,514

	$16,835	$17,866

9. CURRENT AND LONG-TERM DEBT

	As of March 31, 2004	As of December 31, 2003
	(in thousands)
10 1/4% senior notes, unsecured, interest payable semi-annually in arrears, balloon principal payment of $339,124 due at maturity on February 1, 2009, includes deferred gain related to termination of derivative of $4,381 and $4,559 at March 31, 2004 and December 31, 2003, respectively.	$343,505	$411,000

9 3/4% senior discount notes, net of unamortized original issue discount of $119,501 and $126,204 at March 31, 2004 and December 31, 2003, respectively, unsecured, cash interest payable semi-annually in arrears beginning June 15, 2008, balloon principal payment of $402,024 due at maturity on December 15, 2011.	282,523	275,820

12% senior discount notes, unsecured, cash interest payable semi-annually in arrears beginning September 1, 2003. Balance redeemed in full March 1, 2004.	—	65,673

Senior secured credit facility loans, interest at varying cash rates (5.15% to 5.175% at December 31, 2003). This facility was paid in full in January 2004.	—	118,227

Senior secured credit facility, interest at 4.65% at March 31, 2004. Amortization of 0.25% is payable quarterly on term loans commencing September 30, 2004. Outstanding balance due October 31, 2008.	275,000	—

Notes payable, interest at varying rates (2.9% to 11.4% at March 31, 2004 maturing at various dates through 2004).	20	38

	901,048	870,758
Less: current maturities	(2,458)	(11,538)

Long-term debt	$898,590	$859,220

On January 30, 2004, SBA Senior Finance, Inc. (“SBA Senior Finance”) closed on a new senior credit facility (“new credit facility”) in the amount of $400.0 million. This facility consists of a $275.0 million term loan which was funded at closing, a $50.0 million delayed draw term loan which the Company has until November 15, 2004 to draw and a $75.0 million revolving line of credit. The revolving line of credit may be borrowed, repaid and redrawn. Amortization of the term loans commence September 2004 at a quarterly rate of 0.25% in each of 2004, 2005, 2006 and 2007. All remaining amounts outstanding under the term loans are due on October 31, 2008. There is no amortization of the revolving loans and all amounts outstanding are due on August 31, 2008. The new credit facility will require amortization payments of approximately $1.6 million in 2004. Amounts borrowed under this new credit facility accrue interest at either the base rate, as defined in the agreement, plus 250 basis points or the Euro dollar rate plus 350 basis points. This facility may be prepaid at any time with no prepayment penalty. Amounts borrowed under this new credit facility are secured by a first lien on substantially all of SBA Senior Finance’s assets. In addition, each of SBA Senior Finance’s domestic subsidiaries has guaranteed the obligations of SBA Senior Finance under the new credit facility and has pledged substantially all of their respective assets to secure such guarantee, and the Company and SBA Telecommunications, Inc. (“Telecommunications”) have pledged substantially all of their assets to secure SBA Senior Finance’s obligations under this new credit facility.

The new credit facility requires SBA Senior Finance to maintain specified financial ratios, including ratios regarding its debt to annualized operating cash flow, debt service, cash interest expense and fixed charges for each quarter. This new credit facility contains affirmative and negative covenants that, among other things, restricts its ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants. SBA Senior Finance’s ability in the future to comply with the covenants and access the available funds under the senior credit facility will depend on its future financial performance. As of March 31, 2004, SBA Senior Finance was in compliance with the terms of the new credit facility and had the ability to draw an additional $29.8 million.

On January 30, 2004, SBA Senior Finance used the proceeds from the funding of the $275.0 million term loan under the new credit facility to repay the previous senior credit facility (“old credit facility”) in full, consisting of $144.2 million of principal and accrued interest outstanding. In addition to the amounts outstanding, the Company was required to pay $8.0 million associated with the assignment to the new lenders of the old credit facility. As a result of this prepayment, SBA Senior Finance has written off deferred financing fees associated with the old credit facility of $5.4 million. These amounts are included in write-off of deferred financing fees and loss on extinguishment of debt in the Company’s Consolidated Statement of Operations. SBA Senior Finance has recorded additional deferred financing fees of approximately $5.4 million associated with the new credit facility.

During January and February 2004, the Company repurchased $19.3 million of its 12% senior discount notes in open market transactions. The Company paid $20.9 million plus accrued interest in cash and recognized a loss of $1.6 million related to these debt repurchases and wrote-off $0.4 million of deferred financing fees. Additionally, on March 1, 2004, the Company, pursuant to the indentures for the 12% senior discount notes, called and redeemed all remaining outstanding 12% senior discount notes. These notes were redeemable at a price of 107.5% of the principal balances outstanding. In conjunction with this transaction, the Company recorded a loss of $3.5 million associated with the premium paid and wrote off $1.0 million of deferred financing fees associated with this debt issue. These amounts are included in write-off of deferred financing fees and loss on extinguishment of debt in the Company’s Consolidated Statement of Operations.

During the first quarter of 2004, the Company repurchased $67.3 million of its 10 1/4% senior notes in open market transactions. The Company paid $61.9 million plus accrued interest in cash and issued 1.5 million shares of its Class A Common Stock. The Company recognized a loss of $0.9 million related to these repurchases and wrote off $1.4 million of deferred financing fees associated with this debt retirement. These amounts are included in write-off of deferred financing fees and loss on extinguishment of debt in the Company’s Consolidated Statement of Operations.

10. SHAREHOLDERS’ EQUITY

During the quarter, the Company exchanged $6.4 million of its 10 1/4% senior notes for 1.5 million shares of its Class A common stock.

From time to time, restricted shares of Class A common stock or options to purchase Class A common stock have been granted under the Company’s equity participation plans at prices below market value at the time of grant. As a result, the Company expects to record approximately $0.5 million in non-cash compensation expense in each year from 2004 through 2006. In addition, the Company had bonus agreements with certain executives and employees to issue shares of the Company’s Class A common stock in lieu of cash payments. The Company recorded approximately $0.1 million and $0.3 million of non-cash compensation expense during the three months ended March 31, 2004 and 2003, respectively.

11. RESTRUCTURING AND OTHER CHARGES

In response to capital market conditions in the telecommunications industry during the past few years, the Company has implemented various restructuring plans discussed below.

Restructuring expense consisted of the following:

	For three months ended March 31,
	2004	2003
	(in thousands)
Abandonment of new tower build and acquisition work-in-process and related construction materials	$(7)	$348
Employee separation and exit costs	170	628

	$163	$976

In February 2002, as a result of the continuing deterioration of capital market conditions for wireless carriers, the Company announced it was reducing its capital expenditures for new tower development and acquisition activities, suspending any material new investment for additional towers, reducing its workforce and closing or consolidating offices. In connection with this restructuring, a portion of the Company’s workforce was reduced and certain offices were closed, substantially all of which were primarily dedicated to new tower development activities. The accrual of approximately $1.0 million remaining at March 31, 2004, with respect to the 2002 plan, relates primarily to remaining obligations through the year 2012 associated with offices exited or downsized as part of this plan.

The following summarizes the activity during the three months ended March 31, 2004, related to the 2002 and 2001 restructuring plans:

	Accrued as of January 1, 2004	Restructuring Charges	Payments/ Adjustments		Payments related to January 1, 2004 Accrual	Accrual as of March 31, 2004
			Cash	Non- Cash
	(in thousands)
Abandonment of new tower build work in process	$—	$4	$—	$(4)	$—	$—
Employee separation and exit costs	1,040	118	$—	(118)	(22)	1,018

	$1,040	$122	$—	$(122)	$(22)	$1,018

In February 2003, in response to the continued deterioration in expenditures by wireless service providers, particularly with respect to site development activities, the Company committed to a new plan of restructuring associated with further downsizing activities, including reduction in workforce and closing or consolidation of offices. As a result of the implementation of its plans, the Company recorded a restructuring charge of $1.0 million in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Of the $1.0 million charge recorded during the three months ended March 31, 2003, approximately $0.4 million related to the abandonment of new tower build work in process. The remaining $0.6 million related primarily to the costs of employee separation and exit costs associated with the closing and downsizing of approximately twelve offices. Included as part of employee separation costs, the Company paid approximately $0.3 million in one-time termination benefits. Of the $1.0 million in expense recorded during the three months ended March 31, 2003, $0.9 million pertains to the Company’s site development segment and $0.1 million pertains to the Company’s site leasing segment.

The following summarizes the activity related to the 2003 restructuring plan for the three months ended March 31, 2004:

	Restructuring Charges	Payments/ Adjustments		Accrual as of March 31, 2004
		Cash	Non- Cash
	(in thousands)
Abandonment of new tower build work in process	$(11)	$—	$11	$—
Employee separation and exit costs	52	$—	$(52)	$—

	$41	$—	$(41)	$—

12. ASSET IMPAIRMENT CHARGES

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), long-lived assets, consisting primarily of tower assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows. Estimates and assumptions inherent in the impairment evaluation include, but are not limited to, general market conditions, historical operating results, lease-up potential and expected timing of lease-up.

During the first quarter of 2003, tower assets previously impaired in 2002 were evaluated under the provisions of recently adopted SFAS 143 as to the existence of asset retirement obligations. In connection with the adoption of SFAS 143, effective January 1, 2003, approximately $0.5 million of tower costs were capitalized to the previously impaired assets effective January 1, 2003. The recoverability of the capitalized tower costs were evaluated in accordance with the provisions of SFAS 144 and determined to be impaired, and were included as an asset impairment charge in the Consolidated Statement of Operations for the three months ended March 31, 2003.

13. STOCK BASED COMPENSATION

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

The Black-Scholes option-pricing model was used with the following assumptions:

	Three months ended March 31,
	2004	2003
Risk free interest rate	3.0%	4.5%
Dividend yield	0%	0%
Expected volatility	59%	171%
Expected lives	4 years	4 years

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation:

	Three months ended March 31,
	2004	2003
	(in thousands, except per share data)
Net loss, as reported	$(47,922)	$(33,755)
Non-cash compensation charges included in net loss	115	269
Incremental stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,229)	(1,935)

Pro forma net loss	$(49,036)	$(35,421)

Loss per share:
Basic and diluted – as reported	$(0.86)	$(0.66)
Basic and diluted – pro forma	$(0.88)	$(0.69)

The effect of applying SFAS 123 in the pro-forma disclosure is not necessarily indicative of future results.

14. INCOME TAXES

The components of the provision for income taxes are as follows:

	Three months ended March 31,
	2004	2003
	(in thousands)
Federal income tax	$16,230	$10,697
State income tax	(276)	(500)
Change in valuation allowance	(16,230)	(10,697)

	$(276)	$(500)

The Company has taxable losses in the three months ended March 31, 2004 and 2003, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more likely than not” that the Company will generate sufficient taxable income in future periods to recognize the assets.

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

As discussed in Note 2 and Note 5, $7.3 million of restricted cash at March 31, 2004 is being held by an escrow agent pursuant to certain adjustment provisions of the Western tower sale agreement. On April 29, 2004, the Company received notification from the purchaser as to certain claims for indemnification totaling approximately $4.3 million against the amount held in escrow. The full amount of the asserted claim has been disputed by the Company. Given the early stage of these asserted claims, the Company lacks sufficient information at this time to make a reasonable evaluation as to the likelihood of a favorable or unfavorable outcome or make any reasonable assessment of the amount of any possible liability.

The Company sometimes agrees to pay additional acquisition purchase price consideration if the towers or businesses that are acquired meet or exceed certain earnings or new tower targets in the 1-3 years after they have been acquired. As of March 31, 2004, the Company had an obligation to pay up to an additional $1.8 million in consideration if the earnings targets contained in various acquisition agreements are met. This obligation was associated with acquisitions within the Company’s site leasing segment. At the Company’s option, a majority of the additional consideration may be paid in cash or shares of Class A common stock. The Company records such obligations as additional consideration when it becomes probable that the earnings targets will be met.

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

	Site Leasing	Site Development Consulting	Site Development Construction	Assets not Identified by Segment	Total
	(in thousands)
March 31, 2004
Revenues	$33,921	$5,375	$18,005	$—	$57,301
Cost of revenues	10,186	5,302	17,377	—	32,865
Gross profit	23,735	73	628	—	24,436
Capital expenditures	1,494	—	—	539	2,033
Assets	$881,085	$12,752	$33,444	$26,941	$954,222

March 31, 2003
Revenues	$31,022	$4,659	$16,015	$—	$51,696
Cost of revenues	10,725	3,967	14,727	—	29,419
Gross profit	20,297	692	1,288	—	22,277
Capital expenditures	5,993	77	2,263	103	8,436
Assets	$1,003,106	$13,295	$44,186	$202,486	$1,263,073

Assets not identified by segment consist primarily of assets held for sale and general corporate assets.

The Company has client concentrations with respect to revenues in each of its financial reporting segments as follows:

Percentage of Site Leasing Revenue for the three months ended March 31, 2004
AT&T Wireless	16.5%
Cingular Wireless	13.1%
Verizon	10.1%

Percentage of Site Development Consulting Revenue for the three months ended March 31, 2004
Cingular Wireless	39.1%
Verizon Wireless	25.4%
Bechtel Corporation	15.4%

Percentage of Site Development Construction Revenue for the three months ended March 31, 2004
Bechtel Corporation	34.0%
Sprint PCS	24.7%

17. SUBSEQUENT EVENT

Subsequent to March 31, 2004, the Company repurchased $12.8 million of its 10 1/4% senior notes in open market transactions. The Company paid $12.6 million plus accrued interest in cash. The Company recognized a gain of $0.2 million related to these repurchases and wrote off $0.2 million of deferred financing fees associated with this debt retirement.

In May 2004, the Company’s Board of Directors approved a plan of disposition related to site development services operations (including site development consulting and site development construction segments) in the western portion of the United States. The Company is in the process of taking the necessary actions to implement this plan of disposition and we expect this plan of disposition will result in discontinued operations treatment commencing in the second quarter of 2004. For the three months ended March 31, 2004, this component of the site development services business generated $6.5 million of site development services revenue and $0.15 million of site development services gross profit.

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

Revenues derived from the leasing of antenna space at, or on, communication towers continued to increase as a result of our emphasis on our site leasing business through the leasing and management of tower sites. We focus our leasing activities in the eastern third of the United States where substantially all of our towers are located. The 797 towers sold during 2003 and the first quarter of 2004 have been accounted for as discontinued operations in accordance with generally accepted accounting principles. Additionally, 51 towers located in the Western two-thirds of the United States that remain held for sale at March 31, 2004 have also been accounted for as discontinued operations in accordance with generally accepted accounting principles.

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

Site leasing revenues comprised 59.2% of total revenues for the three months ended March 31, 2004 and 60% of total revenues for the three months ended March 31, 2003. Site leasing contributed 97.1% of total gross profit for the three months ended March 31, 2004 and 91.1% of total gross profit for the three months ended March 31, 2003.

As of March 31, 2004, we owned 3,032 towers, substantially all of which are in the eastern third of the United States. This number excludes the 51 currently held for sale.

Site Development Services

Our site development services business consists of two segments, site development consulting and site development construction, through which we provide wireless service providers a full range of end-to-end services. In the consulting segment of our site development business, we offer clients the following services: (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and antennas; (4) support in buying or leasing of the location; and (5) assistance in obtaining zoning approvals and permits. In the construction segment of our site development business, we provide a number of services, including, but not limited to the following: (1) tower and related site construction; (2) antenna installation; and (3) radio equipment installation, commissioning and maintenance.

Site development services revenues are received primarily from wireless communications companies or companies providing development or project management services to wireless communications companies. Our site development customers engage us on a project-by-project basis, and a customer can generally terminate an assignment at any time without penalty. Site development projects, both consulting and construction, include contracts on a time and materials basis or a fixed price basis. The majority of our site development services are billed on a fixed price basis. Time and materials based site development contracts are billed and revenue is recognized at contractual rates as the services are rendered. Our site development projects generally take from 3 to 12 months to complete. For those site development consulting contracts in which we perform work on a fixed price basis, we bill the client, and recognize revenue, based on the completion of agreed upon phases of this project on a per site basis. Upon the completion of each phase we recognize the revenue related to that phase.

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

Our site development profit margins decreased significantly during 2003 and the first three months of 2004. This decrease was primarily attributable to substantial decline in capital expenditures by wireless carriers and vigorous competition, particularly for our site development construction services, which adversely affected our volume of activity and our pricing levels.

	Percentage of Revenues For the three months ended March 31,		Gross Profit Contributions For the three months ended March 31,
	2004	2003	2004	2003
Site development consulting	9.4%	9.0%	0.3%	3.1%
Site development construction	31.4%	31.0%	2.6%	5.8%

Recent Developments

In May 2004, as a result of our periodic review of the site development services business, its strategic benefits and its profitability targets, our Board of Directors approved a plan of disposition related to site development services operations (including site development consulting and site development construction segments) in the western portion of the United States. We are in the process of taking the necessary actions to implement this plan of disposition and we expect this plan of disposition will result in discontinued operations treatment commencing in the second quarter of 2004. For the three months ended March 31, 2004, this component of the site development services business generated $6.5 million of site development services revenue and $0.15 million of site development services gross profit. We will continue to periodically evaluate the strategic benefits and profitability of our remaining site development services business.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2003, included in the Form 10-K filed with the Securities and Exchange Commission on March 12, 2004. Note that our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

Asset Retirement Obligations

Effective January 1, 2003, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). Under the new accounting principle, we recognize asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made and we accrete such liability through the obligation’s estimated settlement date. The associated asset retirement costs are capitalized as part of the carrying amount of the related tower fixed assets and depreciated over its estimated useful life.

Significant management estimates and assumptions are required in determining the scope and fair value of our obligations to restore leaseholds to their original condition upon termination of ground leases. In determining the scope and fair value of our obligations, assumptions were made with respect to the historical retirement experience as an indicator of future restoration probabilities, intent in renewing existing ground leases through lease termination dates, current and future value and timing of estimated restoration costs, and the credit adjusted risk-free rate used to discount future obligations. While we feel the assumptions were appropriate, there can be no assurances that actual costs and the probability of incurring obligations will not differ from estimates. We will review these assumptions periodically and we may need to adjust them as necessary.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues:

	For the three months ended March 31,
	2004	Percentage of Revenues	2003	Percentage of Revenues	Percentage Increase
	(dollars in thousands)
Site leasing	$33,921	59.2%	$31,022	60.0%	9.3%
Site development consulting	5,375	9.4%	4,659	9.0%	15.4%
Site development construction	18,005	31.4%	16,015	31.0%	12.4%

Total revenues	$57,301	100.0%	$51,696	100.0%	10.8%

Site leasing revenue increased due to the increased number of tenants and the amount of equipment added to our towers. As of March 31, 2004, we had 6,958 tenants as compared to 6,601 at March 31, 2003. During the three months ended March 31, 2004, 87.1% of contractual revenues from new leases and amendments executed were related to new tenant installation and 12.9% were related to additional equipment being added by existing tenants. During the three months ended March 31, 2003, 88.3% of contractual revenues from new leases and amendments executed were related to new tenant installation and 11.7% were related to additional equipment being added by existing tenants. Additionally, we have experienced, on average, higher rents per tenant due to higher rents from new tenants, higher rents upon renewals by existing tenants and additional equipment added by existing tenants.

Site development construction revenue increased primarily as a result of revenue generated from a significant services contract awarded by Sprint in mid 2003, which increased our volume of activity during first quarter of 2004.

Cost of Revenues:

	For the three months ended March 31,		Percentage Increase (Decrease)
	(in thousands)
	2004	2003
Site leasing	$10,186	$10,725	(5.0)%
Site development consulting	5,302	3,967	33.7%
Site development construction	17,377	14,727	18.0%

Total cost of revenues	$32,865	$29,419	11.7%

Site leasing cost of revenues decreased primarily as a result of lower rent expense, lower repair and maintenance expenses and other tower operating expense cost control initiatives. Site development construction cost of revenues increased primarily due to increased activity associated with the Sprint contract and cost overruns related to weather conditions in the Northeast, performance issues and lower volume of activity in certain markets against which certain fixed costs were incurred.

Gross Profit:

	For the three months ended March 31,		Percentage Increase (Decrease)
	(in thousands)
	2004	2003
Site leasing	$23,735	$20,297	16.9%
Site development consulting	73	692	(89.5)%
Site development construction	628	1,288	(51.2)%

Total gross profit	$24,436	$22,277	9.7%

Gross Profit Margin Percentages:

	Percentage of revenue For the three months ended March 31,
	2004	2003
Site leasing	70.0%	65.4%
Site development consulting	1.4%	14.9%
Site development construction	3.5%	8.0%
Gross profit margin	42.6%	43.1%

Gross profit and gross profit margin percentage for the site leasing business increased as a result of higher revenues per tower and tower operating cost reduction initiatives. Gross profit and gross profit margin percentages from both site development consulting and construction decreased as a result of lower services pricing without commensurate reduction in cost and performance issues which resulted in actual margins below estimates.

Operating Expenses:

	For the three months ended March 31,		Percentage (Decrease)
	(in thousands)
	2004	2003
Selling, general and administrative	$7,322	$8,210	(10.8)%
Restructuring and other charges	163	976	(83.3)%
Asset impairment charges	—	452	(100.0)%
Depreciation, accretion and amortization	20,749	21,705	(4.4)%

Total operating expenses	$28,234	$31,343	(9.9)%

Selling, general and administrative expenses decreased primarily as a result of reductions in the number of offices, elimination of personnel and elimination of other infrastructure in connection with 2003 restructuring activities as well as the incurrence of approximately $0.8 million of certain non-recurring professional fees during the first quarter of 2003. As of March 31, 2004, we had approximately 612 employees whereas as of March 31, 2003, we had approximately 654 employees.

Of the $1.0 million restructuring and other charges recorded for the three months ended March 31, 2003, approximately $0.4 million related to the abandonment of new tower build work in process and trailing costs associated with previously abandoned new tower build work in process. The remaining $0.6 million related primarily to the costs of employee separation and exit costs associated with the closing or consolidation of offices. There were no new restructuring plans implemented during the three months ended March 31, 2004.

In 2003, we recognized approximately $0.5 million in asset impairment charges associated with tower costs capitalized to previously impaired tower sites in connection with the adoption of SFAS 143 on January 1, 2003. There were no asset impairment charges in 2004.

Operating Loss From Continuing Operations:

	For the three months ended March 31,		Percentage (Decrease)
	(in thousands)
	2004	2003
Operating loss from continuing operations	$(3,798)	$(9,066)	(58.1)%

This decrease in operating loss from continuing operations primarily was a result of increased gross profit within the site leasing segment and lower overall operating expenses for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

Other Expense:

	For the three months ended March 31,		Percentage Increase (Decrease)
	(in thousands)
	2004	2003
Interest income	$142	$129	10.1%
Interest expense, net of amounts capitalized	(13,828)	(17,130)	(19.3)%
Non-cash interest expense	(7,257)	(5,077)	42.9%
Amortization of debt issue costs	(838)	(1,155)	(27.4)%
Write-off of deferred financing fees and loss on extinguishment of debt	(22,217)	—	100.0%
Other	62	44	40.9%

	$(43,936)	$(23,189)	89.5%

Interest expense decreased as a result of lower weighted average interest rates and lower total outstanding debt levels associated with debt refinancings and retirements during the three months ended March 31, 2004. Total outstanding debt was $896.7 million as of March 31, 2004 and $1,024.1 million as of March 31, 2003. The weighted average interest rate was 8.4% as of March 31, 2004 and 9.0% as of March 31, 2003. Non-cash interest expense increased due to the amortization of the original issue discount related to the 9 3/4% senior discount notes issued in December 2003, which was not present in the prior comparable period. The write-off of deferred financing fees and loss on extinguishment of debt is attributable to a write-off of $8.2 million of deferred financing fees and $14.0 million loss on extinguishment of debt associated with the early retirement of our 12% senior discount notes, a portion of our 10 1/4% senior notes and the termination of the prior senior credit facility. We expect to incur additional charges in 2004 from the write-off of deferred financing fees associated with the 10 1/4% senior note repurchases which occurred subsequent to March 31, 2004.

Discontinued Operations:

	For the three months ended March 31,		Percentage Increase
	(in thousands)
	2004	2003
Income (loss) from discontinued operations, net of income taxes	$88	$(455)	119.3%

The decrease in loss from discontinued operations resulted primarily from an increased loss from discontinued operations during 2003 relating to a total of 848 towers included in discontinued operations versus only 61 towers included in discontinued operations during 2004.

Cumulative Effect of Change In Accounting Principle:

	For the three months ended March 31,		Percentage (Decrease)
	(in thousands)
	2004	2003
Cumulative effect of change in accounting principle	$—	$545	(100.0)%

Effective January 1, 2003, we adopted a new method of accounting for asset retirement obligations in accordance with SFAS 143. Under the new accounting principle, we recognize asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of our tower fixed assets. The cumulative effect of the change on prior years resulted in a cumulative effect adjustment of approximately $0.5 million that is included in net loss for the three months ended March 31, 2003.

Net Loss:

	For the three months ended March 31,		Percentage Increase
	(in thousands)
	2004	2003
Net loss	$(47,922)	$(33,755)	42.0%

This increase in net loss is primarily a result of the write-off of deferred financing fees and loss on extinguishment of debt during the three months ended March 31, 2004. We expect to incur additional net losses in 2004.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation (“SBA Communications”) is a holding company with no business operations of its own. Our only significant asset is the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”) which is also a holding company that owns the outstanding capital stock of SBA Senior Finance Inc. (“SBA Senior Finance”). SBA Senior Finance owns directly or indirectly, the capital stock of our subsidiaries. We conduct all of our business operations through our subsidiaries.

Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries. Even if we decided to pay a dividend, we cannot assure you that our subsidiaries will generate sufficient cash flow to pay a dividend. Furthermore, the ability of our subsidiaries to pay cash or stock dividends is restricted under the terms of our current senior credit facility.

A summary of our cash flows is as follows:

For the three months ended March 31, 2004
(in thousands)
Summary Cash Flow Information:
Cash provided by operating activities	$2,485
Cash used in investing activities	(1,666)
Cash provided by financing activities	10,007

Increase in cash and cash equivalents	10,826
Cash and cash equivalents, December 31, 2003	8,338

Cash and cash equivalents, March 31, 2004	$19,164

Sources of Liquidity:

In December 2003, SBA Communications and Telecommunications co-issued $402.0 million of aggregate principal amount at maturity of its 9 3/4% senior discount notes, which produced net proceeds of approximately $267.1 million after deducting offering expenses. A portion of the proceeds from the senior discount notes were used to tender, repurchase and redeem all of our 12% senior discount notes and to repurchase a portion of our 10 1/4% senior notes during the three months ended March 31, 2004.

During January 2004, SBA Senior Finance closed on a new senior credit facility in the amount of $400.0 million. This new credit facility consists of a $275.0 million term loan which was funded at closing, a $50.0 million delayed draw term loan and a $75.0 million revolving line of credit. SBA Senior Finance used the proceeds from the funding of the $275.0 million term loan under the new senior credit facility to, in part, repay the old credit facility in full, consisting of $144.2 million of principal and accrued interest outstanding. In addition to the amounts outstanding on the old credit facility, we were required to pay $8.0 million to the lenders under the old credit facility to facilitate the assignment of the old credit facility to the new lenders. SBA Senior Finance has recorded additional deferred financing fees of approximately $5.4 million associated with this new credit facility.

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

Cash provided by operating activities was $2.5 million for the three months ended March 31, 2004. Included in this amount is $15.2 million related to a decrease in short-term investments associated with the sale of certain trading securities and, approximately $14.0 million related to a reduction in interest payable. Cash provided by financing activities was $10 million for the three months ended March 31, 2004. Included in this amount are gross proceeds of $275.0 million that were funded at the closing of SBA Senior Finance’s new credit facility. These proceeds were used to pay in full $144.2 million of principal and accrued interest outstanding on the old credit facility. In addition to the amounts outstanding we were required to pay $8.0 million associated with the assignment to the new lenders of the old facility.

Uses of Liquidity:

During the first quarter of 2004, we repurchased and redeemed all $65.7 million of our outstanding 12% senior discount notes and repurchased in the open market $67.3 million of our outstanding 10 1/4% senior notes. Of the $67.3 million of the 10 1/4% notes repurchased, $6.4 million were exchanged for 1.5 million shares of our Class A common stock. Additionally, during the three months ended March 31, 2004, approximately $28.6 million of cash was paid for interest on our various debt instruments. As a result of our refinancing activities discussed above, our cash interest requirements for 2004 are expected to be significantly lower than the requirements in 2003.

Our cash capital expenditures for the three months ended March 31, 2004 were $2.0 million as compared to $6.1 million for the three months ended March 31, 2003. This decrease is a result of lower investment in new tower assets. During the first quarter of 2004, we built no new towers as compared to the first quarter of 2003 when we built 3 new towers. We currently plan to make total cash capital expenditures during 2004 of $6.0 million to $8.0 million. Due to the relatively young age of our towers and remaining capacity available to accommodate new tenants, it is not necessary for us to spend a significant amount of dollars for capital improvements or modifications to our towers to accommodate new tenants. We estimate we will incur approximately $1,000 per tower per year on these types of capital expenditures. All of these planned capital expenditures are expected to be funded by cash on hand and cash flow from operations. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio and to complete pending build-to-suit obligations.

Debt Service Requirements:

At March 31, 2004 we had $339.1 million outstanding of our 10 1/4% senior notes. As of the date of this filing we had $326.3 million outstanding of our 10 1/4% senior notes. These amounts are net of a $4.4 million deferred gain related to the termination of a derivative instrument. The 10 1/4% senior notes mature February 1, 2009. Interest on these notes is payable February 1 and August 1 of each year. Based on amounts outstanding at the time of this filing, annual debt service requirements are approximately $33.4 million.

At March 31, 2004 we had $282.5 million outstanding of our 9 3/4% senior discount notes. The 9 3/4% senior discount notes accrete in value until December 15, 2007 at which time the notes will have a balance of $402.0 million. These notes mature December 15, 2011. Interest on these notes is payable June 15 and December 15, beginning June 15, 2008.

As of March 31, 2004 we had $275.0 million outstanding under the senior secured credit facility. Based on the outstanding amount of $275.0 million and rates in effect at such time, we estimate our annual debt service including amortization to be approximately $13.3 million in 2004 and $16.0 million annually thereafter related to our senior credit facility.

The issuance of our 9 3/4% senior discount notes and the new senior credit facility coupled with the retirement of the 12% senior discount notes, open market purchases and exchanges of our 10 1/4% senior notes and the repayment of our prior senior credit facility is expected to result in a cash savings in excess of $60.0 million in debt service and amortization payments in 2004.

Capital Instruments:

Senior Notes and Senior Discount Notes:

The 10 1/4% senior notes were issued by SBA Communications, are unsecured and are pari passu in right of payment with our other existing and future senior indebtedness. The 9 3/4% senior discount notes were co-issued by SBA Communications and Telecommunications in December 2003, are unsecured, rank pari passu with the senior indebtedness and are structurally senior to all indebtedness of SBA Communications. Both the 10 1/4% senior notes and the 9 3/4% senior discount notes place certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sale of assets, transactions with affiliates, sale and leaseback transactions, certain investments and our ability to merge or consolidate with other entities.

January 2004 Senior Credit Facility:

On January 30, 2004, SBA Senior Finance closed on a new senior credit facility in the amount of $400.0 million. This facility consists of a $275.0 million term loan which was funded at closing, a $50.0 million delayed draw term loan which we have until November 15, 2004 to draw, and a $75.0 million revolving line of credit. The revolving lines of credit may be borrowed, repaid and redrawn. Amortization of the term loans commence September 2004 at a quarterly rate of 0.25% in each of 2004, 2005, 2006 and 2007. All remaining outstanding amounts under the term loans are due October 31, 2008. There is no amortization of the revolving loans and all amounts outstanding under the revolving facility are due on August 31, 2008. Amounts borrowed under this facility accrue interest at either the base rate, as defined in the agreement, plus 250 basis points or a Euro dollar rate plus 350 basis points. This facility may be prepaid at any time with no prepayment penalty. Amounts borrowed under this facility are secured by a first lien on substantially all of SBA Senior Finance’s assets. In addition, each of SBA Senior Finance’s domestic subsidiaries has guaranteed the obligations of SBA Senior Finance under the senior credit facility and has pledged substantially all of their respective assets to secure such guarantee. In addition, SBA Communications and Telecommunications have pledged, on a non-recourse basis, all of the common stock of Telecommunications and SBA Senior Finance to secure SBA Senior Finance’s obligations under this senior credit facility.

This new senior credit facility requires SBA Senior Finance to maintain specified financial ratios, including ratios regarding its debt to annualized operating cash flow, debt service, cash interest expense and fixed charges for each quarter. This new senior credit facility contains affirmative and negative covenants that, among other things, restricts its ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants. Additionally, this facility permits distributions by SBA Senior Finance to Telecommunications and SBA Communications to service their debt, pay consolidated taxes, pay holding company expenses and for the repurchase of senior notes or senior discount notes subject to compliance with the covenants discussed above. SBA Senior Finance’s ability in the future to comply with the covenants and access the available funds under the senior credit facility in the future will depend on its future financial performance. As of March 31, 2004, we were in full compliance with the financial covenants contained in this agreement and we had the ability to withdraw an additional $29.8 million.

Inflation

The impact of inflation on our operations has not been significant to date. However, we cannot assure you that a high rate of inflation in the future will not adversely affect our operating results.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued its Exposure Draft, Share Based Payment, which is a proposed amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation. The exposure draft covers a wide range of equity-based compensation arrangements. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be recognized as compensation expense. The expense of the award would generally be measured at fair value at the grant date. Currently, the final standard is expected to be issued in late 2004 and adoption will be required in 2005. When the provisions of this exposure draft become required, it may have an impact on our consolidated financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. We are subject to interest rate risk on our senior credit facility and any future financing requirements.

The following table presents the future principal payment obligations and interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of March 31, 2004:

	2004	2005	2006	2007	2008	Thereafter	Fair Value
			(in thousands)
Long-term debt:
Fixed rate (10 1/4%)	—	—	—	—	—	$339,124	$334,037
Fixed rate (9 3/4%)	—	—	—	—	—	$402,024	$285,437

Term loans, $275.0 million, variable rates (4.65% at March 31, 2004). Amortization of 0.25% is payable quarterly on committed term loan amounts commencing September 30, 2004. (1)	$1,625	$3,250	$3,250	$3,250	$263,625	—	$275,000
Notes payable, variable rates (2.9% to 11.4% at March 31, 2004)	$20	—	—	—	—	—	$20

(1)	Amortization calculated on $325.0 million term loan available under the credit facility.

Our primary market risk exposure relates to (1) the interest rate risk on variable-rate long-term and short-term borrowings, (2) our ability to refinance our existing borrowings as necessary, and (3) the impact of interest rate movements on our ability to meet financial covenants. We manage the interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

Senior Note and Senior Discount Note Disclosure Requirements

The indentures governing our 10 1/4% senior notes and our 9 3/4% senior discount notes require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries. As of March 31, 2004 we had no unrestricted subsidiaries. Additionally, we are required to disclose (i) Tower Cash Flow, as defined in the indentures, for the most recent fiscal quarter and (ii) Adjusted Consolidated Cash Flow, as defined in the indentures, for the most recently completed four-quarter period. This information is presented solely as a requirement of the indentures. Such information is not intended as an alternative measure of financial position, operating results or cash flows from operations (as determined in accordance with generally accepted accounting principles). Furthermore, our measure of the following information may not be comparable to similarly titled measures of other companies.

Tower Cash Flow and Adjusted Consolidated Cash Flow as defined in our 10 1/4% senior note and 9 3/4% senior discount note indentures are as follows:

	10 1/4% Senior Notes	9 3/4% Senior Discount Notes
	(in thousands)
HoldCo Tower Cash Flow for the three months ended March 31, 2004(1)	$19,468	$23,735
OpCo Tower Cash Flow for the three months ended March 31, 2004(2)	n/a	$23,735
HoldCo Adjusted Consolidated Cash Flow for the twelve months ended March 31, 2004	$71,149	$71,470
OpCo Adjusted Consolidated Cash Flow for the twelve months ended March 31, 2004	n/a	$76,035

(1)	In the indenture for the 9 3/4% senior discount notes HoldCo is referred to as the “Co-Issuer” or SBA Communications Corporation.
(2)	In the indenture for the 9 3/4% senior discount notes OpCo is referred to as the “Company” or SBA Telecommunications, Inc.

Disclosure Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund operations and meet our obligations as they become due during 2004;

•	our expectations regarding our incurrence of additional net losses in 2004;

•	our ability to sell our site development services operation in the Western portion of the United States and our expectation that this plan of disposition will result in discontinued operations treatment commencing in the second quarter of 2004;

•	our expectations regarding the final aggregate gross cash proceeds to be generated by the Western tower sale;

•	our ability to sell the 51 towers held for sale and located in the Western two-thirds of the United States;

•	our expectations regarding the incurrence of additional charges in 2004 for the write-off of deferred financing fees;

•	our estimates regarding our annual debt service and cash interest requirements in 2004 and thereafter;

•	our estimates regarding cash savings in 2004 as a result of our debt refinancing activities;

•	our belief regarding the financial impact of certain accounting pronouncements; and

•	our estimates regarding non-cash compensation expense in each year from 2004 through 2006.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our inability to sufficiently increase our revenues and maintain or decrease expenses and cash capital expenditures to permit us to fund operations and meet our obligations as they become due;

•	our potential adjustments to the purchase price of the Western tower sale;

•	our ability to identify suitable purchasers for our site development services operation in the Western portion of the United States and the additional 51 towers held for sale and enter into agreements on mutually acceptable terms;

•	the inability of our clients to access sufficient capital or their unwillingness to expend capital to fund network expansion or enhancements;

•	our ability to continue to comply with covenants and the terms of our senior credit facility and to access sufficient capital to fund our operations;

•	our ability to secure as many site leasing tenants as planned;

•	our ability to expand our site leasing business and maintain or expand our site development business;

•	our ability to successfully address zoning issues;

•	our ability to retain current lessees on our towers;

•	the actual amount and timing of services rendered and revenues received under our contract with Sprint Spectrum L.P.;

•	our ability to realize economies of scale from our tower portfolio; and

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry.

We assume no responsibility for updating forward-looking statements contained in this quarterly report.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2004. Based on such evaluation, such officers have concluded that, as of March 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Jeffrey A. Stoops Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on February 27, 2004. In the report, the Company furnished under Item 12, the Company’s financial results for the fourth quarter ended December 31, 2003 and guidance for the first quarter and full year 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBA Communications Corporation
May 7, 2004	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

May 7, 2004	/s/ Anthony J. Macaione
Chief Financial Officer
(Principal Financial Officer)