Form 10-Q
period 2004-06-30
SBA COMMUNICATIONS CORP
filed 2004-08-09
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

56,966,591 shares of Class A common stock as of August 5, 2004.

SBA COMMUNICATIONS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1:    UNAUDITED FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30, 2004	December 31, 2003
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$21,828	$8,338
Short-term investments	—	15,200
Restricted cash	6,333	10,344
Accounts receivable, net of allowances of $2,006 and $1,400 in 2004 and 2003, respectively	16,827	19,414
Costs and estimated earnings in excess of billings on uncompleted contracts	12,958	10,227
Prepaid and other current assets	6,314	5,009
Assets held for sale	731	1,751

Total current assets	64,991	70,283

Property and equipment, net	816,545	854,857
Deferred financing fees, net	19,332	24,253
Other assets	31,704	31,181
Intangible assets, net	1,888	2,408

Total assets	$934,460	$982,982

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$12,535	$11,352
Accrued expenses	17,141	17,866
Deferred revenue	10,216	11,137
Interest payable	13,564	20,319
Long-term debt, current portion	3,254	11,538
Billings in excess of costs and estimated earnings on uncompleted contracts	1,091	1,168
Other current liabilities	1,859	2,059
Liabilities held for sale	—	608

Total current liabilities	59,660	76,047

Long-term liabilities:
Long-term debt	889,573	859,220
Deferred revenue	504	511
Other long-term liabilities	3,688	3,327

Total long-term liabilities	893,765	863,058

Commitments and contingencies Shareholders’ (deficit) equity:
Preferred stock – $.01 par value, 30,000 shares authorized, none issued or outstanding	—	—
Common stock – Class A par value $.01, 200,000 shares authorized, 56,965 and 55,016 shares issued and outstanding in 2004 and 2003, respectively	569	550
Common stock – Class B par value $.01, 8,100 shares authorized, None issued or outstanding	—	—
Additional paid-in capital	688,268	679,961
Accumulated deficit	(707,802)	(636,634)

Total shareholders’ (deficit) equity	(18,965)	43,877

Total liabilities and shareholders’ (deficit) equity	$934,460	$982,982

The accompanying condensed notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Revenues:
Site leasing	$35,454	$31,702	$69,387	$62,747
Site development	20,893	14,275	37,819	30,333

Total revenues	56,347	45,977	107,206	93,080

Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	10,639	10,595	20,852	21,345
Cost of site development	19,208	12,983	35,571	27,230

Total cost of revenues	29,847	23,578	56,423	48,575

Gross profit	26,500	22,399	50,783	44,505
Operating expenses:
Selling, general and administrative	7,096	6,826	14,277	15,214
Restructuring and other charges	58	349	221	1,077
Asset impairment charges	1,543	10,265	1,560	10,717
Depreciation, accretion and amortization	20,559	20,663	41,243	42,337

Total operating expenses	29,256	38,103	57,301	69,345

Operating loss from continuing operations	(2,756)	(15,704)	(6,518)	(24,840)
Other income (expense):
Interest income	54	123	196	253
Interest expense	(11,717)	(22,513)	(25,545)	(39,643)
Non-cash interest expense	(6,756)	(723)	(14,013)	(5,800)
Amortization of debt issuance costs	(873)	(1,272)	(1,711)	(2,427)
Loss from write-off of deferred financing fees and extinguishment of debt	(454)	(4,841)	(22,670)	(4,842)
Other	9	(35)	70	10

Total other expense	(19,737)	(29,261)	(63,673)	(52,449)

Loss from continuing operations before provision for income taxes and cumulative effect of change in accounting principle	(22,493)	(44,965)	(70,191)	(77,289)
Provision for income taxes	(274)	(435)	(550)	(935)

Loss from continuing operations before cumulative effect of change in accounting principle	(22,767)	(45,400)	(70,741)	(78,224)
Loss from discontinued operations, net of income taxes	(479)	(22,182)	(427)	(22,568)

Loss before cumulative effect of change in accounting principle	(23,246)	(67,582)	(71,168)	(100,792)
Cumulative effect of change in accounting principle	—	—	—	(545)

Net loss	$(23,246)	$(67,582)	$(71,168)	$(101,337)

Basic and diluted loss per common share amounts:
Loss from continuing operations before cumulative effect of changes in accounting principle	$(0.40)	$(0.89)	$(1.26)	$(1.53)
Loss from discontinued operations	(0.01)	(0.43)	(0.01)	(0.44)
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Net loss per common share	$(0.41)	$(1.32)	$(1.27)	$(1.98)

Weighted average number of common shares	56,933	51,133	56,116	51,132

The accompanying condensed notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(unaudited)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Class A
	Shares	Amount
BALANCE, December 31, 2003	55,016	$550	$679,961	$(636,634)	$43,877
Common stock issued in exchange for 10¼% senior notes	1,902	19	7,970	—	7,989
Non-cash compensation	—	—	241	—	241
Common stock issued in connection with stock option plans	47	—	96	—	96
Net loss	—	—	—	(71,168)	(71,168)

BALANCE, June 30, 2004	56,965	$569	$688,268	$(707,802)	$(18,965)

The accompanying condensed notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,168)	$(101,337)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization	41,243	42,337
Non-cash restructuring and other charges	221	649
Asset impairment charges	1,560	10,717
Non-cash items reported in discontinued operations (primarily depreciation, asset impairment charges and gain/loss on sale of towers)	580	25,706
Non-cash compensation expense	241	486
Provision for doubtful accounts	283	1,325
Amortization of original issue discount and debt issuance costs	15,170	7,504
Interest converted to term loan	554	709
Loss from write-off of deferred financing fees and extinguishment of debt	22,670	4,842
Amortization of deferred gain from derivative	(361)	(331)
Cumulative effect of change in accounting principle	—	545
Changes in operating assets and liabilities:
Short term investments	15,200	—
Accounts receivable	2,520	8,664
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,731)	3,236
Prepaid and other current assets	(2,027)	(276)
Other assets	(889)	(3,730)
Accounts payable	1,016	(5,287)
Accrued expenses	(946)	(1,193)
Deferred revenue	(967)	433
Interest payable	(6,755)	8,557
Other liabilities	(306)	2,491
Billings in excess of costs and estimated earnings on uncompleted contracts	(77)	(481)

Net cash provided by operating activities	15,031	5,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,384)	(9,090)
Acquisitions and related earn-outs	(401)	(2,530)
Proceeds from sale of fixed assets	804	142,510
Receipt (payment) of restricted cash	4,399	(33,168)

Net cash provided by investing activities	1,418	97,722

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase/option plans	96	22
Borrowings under senior credit facility, net of financing fees	314,348	217,413
Repayment of senior credit facility and notes payable	(151,774)	(335,049)
Repurchase of 10¼% senior notes	(94,836)	—
Repurchase of 12% senior discount notes	(70,793)	(24,775)

Net cash used in financing activities	(2,959)	(142,389)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,490	(39,101)
CASH AND CASH EQUIVALENTS:
Beginning of period	8,338	61,141

End of period	$21,828	$22,040

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$33,215	$32,267

Income Taxes	$945	$1,164

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Class A common stock issued in exchange for 10¼% senior notes and accrued interest	$7,989	$—

The accompanying condensed notes to consolidated financial statements are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the 2003 Form 10-K for SBA Communications Corporation (the “Company”). These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation. The results of operations for an interim period may not give a true indication of the results for the year.

As discussed in further detail in Note 2, certain of the Company’s subsidiaries sold 787 towers during 2003. In addition, the Company had accounted for 32 and 61 towers as discontinued operations at June 30, 2004 and December 31, 2003, respectively. The towers accounted for as discontinued operations consist of substantially all of the Company’s towers in the Western two-thirds of the United States geographical market and are considered a component of the Company’s tower assets.

During the three months and six months ended June 30, 2004 and 2003, the Company did not have any changes in its equity resulting from non-owner sources and, accordingly, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

The Company has potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for all periods presented. There were 4.5 million and 3.9 million options outstanding at June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, the Company granted 1.2 million options at exercise prices between $3.78 and $4.30 per share, which was fair market value at the date of grant.

2. DISCONTINUED OPERATIONS

In March 2003 certain of the Company’s subsidiaries entered into a definitive agreement (the “Western tower sale”) to sell up to an aggregate of 801 towers, which represented substantially all of the Company’s towers in the Western two-thirds of the United States. The Company ultimately sold 784 of the 801 towers as part of the Western tower sale, representing all but three of the 787 total towers sold in 2003. Gross proceeds realized during 2003 from the sale of the 784 towers were $196.7 million, subject to certain remaining potential adjustments. At June 30, 2004, approximately $4.3 million of the proceeds were held by an escrow agent in accordance with provisions of the agreement. In addition, as of June 30, 2004, the Company had a liability of approximately $2.6 million for the estimated remaining potential adjustments associated with the Western tower sale, which is reflected in accrued expenses in the June 30, 2004 Consolidated Balance Sheet (see Note 14). Subsequent to June 30, the Company paid $1.8 million of this amount to satisfy obligations associated with a portion of the adjustments associated with the Western tower sale.

During the six months ended June 30, 2004, the Company sold 15 of the 61 towers held for sale at December 31, 2003, and reclassified 14 towers back to continuing operations, leaving 32 towers accounted for as discontinued operations as of June 30, 2004. Twenty- three of the 32 towers accounted for as discontinued operations at June 30, 2004 are under contract to be sold. The Company considers the other nine towers abandoned. Gross proceeds realized from the sale of towers during the six months ended June 30, 2004 were $0.6 million, resulting in a gain on sale of approximately $0.4 million which is included in Loss from discontinued operations, net of income taxes in the accompanying Consolidated Statement of Operations.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the operating results (in thousands) of the discontinued operations relating to the Western tower sale and other tower accounted for as discontinued operations:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Revenues	$66	$3,932	$130	$10,453

Gross profit	$(29)	$2,535	$(66)	$6,837

Loss from operations, net of income taxes	$(91)	$(5,111)	$(147)	$(5,256)
Gain (loss) on disposal of discontinued operations, net of income taxes	188	(17,263)	350	(17,263)

Income (loss) from discontinued operations, net of income taxes	$97	$(22,374)	$203	$(22,519)

A portion of the Company’s interest expense has been allocated to discontinued operations based upon the debt balance attributable to those operations in 2003. There was no interest expense allocated to discontinued operations for the three and six months ended June 30, 2004. Interest expense allocated to discontinued operations was $0.2 million for the three months ended June 30, 2003, and $0.8 million for the six months ended June 30, 2003.

In May 2004, the Company’s Board of Directors approved a plan of disposition related to site development services operations (including both the site development consulting and site development construction segments) in the Western portion of the United States (“Western site development services”). In June 2004, two business units were sold, and two business units were closed within Western site development services. As of June 30, 2004, the remaining two site development construction segments within Western site development services were designated as held for sale. Gross proceeds realized from sale during the second quarter were $.05 million, and a loss on disposal of discontinued operations of $.04 million was recorded, which is included in Loss from discontinued operations, net of income taxes in the Company’s Consolidated Statements of Operations.

Subsequent to June 30, 2004, one of the two site development construction segments designated as held for sale at June 30 was sold. Gross proceeds from the sale of this business unit was $0.4 million, and a loss on disposal of discontinued operations of $0.2 million was recorded, which is included in Loss from discontinued operations, net of income taxes in the Company’s Consolidated Statements of Operations at June 30, 2004.

The following is a summary of the operating results (in thousands) of the discontinued operations relating to the Western site development services:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Revenues	$5,337	$4,390	$11,792	$9,006

Gross profit (loss)	$(55)	$447	$83	$617

(Loss) income from operations, net of income taxes	$(157)	$192	$(210)	$(49)
Loss on disposal of discontinued operations, net of income taxes	(419)	—	(420)	—

(Loss) income from discontinued operations, net of income taxes	$(576)	$192	$(630)	$(49)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summarized balance sheet (in thousands) presenting the carrying amounts of the major classes of assets and liabilities related to the towers held for sale and the Western site development services operations and classified as discontinued operations as of June 30, 2004 and December 31, 2003, respectively:

	As of June 30, 2004	As of December 31, 2003
Property and equipment, net	$731	$1,379
Other assets	—	372

Assets held for sale	$731	$1,751

Liabilities held for sale	$—	$608

3. CURRENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the second quarter of fiscal 2004, and it did not have an impact on the Company’s current financial position or its results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, (“FIN 46”). FIN 46 provides clarification on the consolidation of certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are defined as variable interest entities (“VIEs”). FIN 46 requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE. In December 2003, the FASB issued FIN 46 (revised December 2003), which effectively modified and clarified certain provisions of FIN 46, as originally issued, and modified the effective date for certain entities. Public companies will apply the provisions of FIN 46, as revised, no later than the first reporting period that ends after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial statements.

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

The Company has entered into ground leases for the land underlying the majority of the Company’s towers. A majority of these leases require the Company to restore leaseholds to their original condition upon termination of the ground lease. SFAS 143 requires that the net present value of future restoration obligations be recorded as a liability as of the date the legal obligation arises and this amount be capitalized to the related operating asset. At January 1, 2003, the effective date of adoption, the cumulative effect of the change on prior years resulted in a charge of approximately $0.5 million ($0.01 per share), which is included in net loss for the six months ended June 30, 2003. In addition, at the date of adoption, the Company recorded an increase in tower assets of approximately $0.9 million and recorded an asset retirement obligation liability of approximately $1.4 million. The asset retirement obligation is included in other long-term liabilities in the Consolidated Balance Sheets and was approximately $1.4 million as of June 30, 2004. In determining the impact of SFAS 143, the Company considered the nature and scope of legal

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

restoration obligation provisions contained in its third party ground leases, the historical retirement experience as an indicator of future restoration probabilities, intent in renewing existing ground leases through lease termination dates, current and future value and timing of estimated restoration costs, and the credit adjusted risk-free rate used to discount future obligations.

5. RESTRICTED CASH

Restricted cash at June 30, 2004 was $14.3 million. The restricted cash balance includes $10.0 million of cash pledged as collateral to secure certain obligations of the Company and certain of its affiliates related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business. Approximately $8.0 million of the collateral relates to tower removal obligations, is long-term in nature, and is included in other assets in the Consolidated Balance Sheets. Approximately $2.0 million of the collateral relates to payment and performance bonds, which are shorter term in nature and are included in restricted cash and reflected as a current asset. The remaining $4.3 million of restricted cash relates to funds being held by an escrow agent in accordance with certain provisions of the Western tower purchase and sale agreement. These funds are classified as current as they are expected to be released, net of any required obligations, to the Company during the next twelve months (see Note 14).

6. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of June 30, 2004	As of December 31, 2003
	(in thousands)
Costs incurred on uncompleted contracts	$55,127	$43,738
Estimated earnings	7,548	4,218
Billings to date	(50,808)	(38,897)

	$11,867	$9,059

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	As of June 30, 2004	As of December 31, 2003
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$12,958	$10,227
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,091)	(1,168)

	$11,867	$9,059

7. PROPERTY & EQUIPMENT

Property and equipment, excluding assets held for sale, consists of the following:

	As of June 30, 2004	As of December 31, 2003
	(in thousands)
Towers and related components	$1,056,170	$1,054,556
Construction-in-process	319	498
Furniture, equipment and vehicles	36,020	38,403
Land, buildings and improvements	16,235	16,160

	1,108,744	1,109,617
Less: accumulated depreciation and amortization	(292,199)	(254,760)

Property and equipment, net	$816,545	$854,857

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations.

8. CURRENT AND LONG-TERM DEBT

	As of June 30, 2004	As of December 31, 2003
	(in thousands)
10¼% senior notes, unsecured, interest payable semi-annually in arrears, balloon principal payment of $304,346 due at maturity on February 1, 2009, includes deferred gain related to termination of derivative of $4,198 and $4,559 at June 30, 2004 and December 31, 2003, respectively.	$308,544	$411,000

9¾% senior discount notes, net of unamortized original issue discount of $112,745 and $126,204 at June 30, 2004 and December 31, 2003, respectively, unsecured, cash interest payable semi-annually in arrears beginning June 15, 2008, balloon principal payment of $402,024 due at maturity on December 15, 2011.	289,279	275,820

12% senior discount notes, unsecured, cash interest payable semi-annually in arrears beginning September 1, 2003. Balance redeemed in full March 1, 2004.	—	65,673

Senior secured credit facility loans, interest at varying rates (5.15% to 5.175%) at December 31, 2003. This facility was paid in full in January 2004.	—	118,227

Senior secured credit facility, interest at varying rates (4.65% to 5.37%) at June 30, 2004. Amortization of 0.25% is payable quarterly on term loans commencing September 30, 2004. Outstanding term loan balance due October 31, 2008. Outstanding revolving line of credit balance due July 31, 2008.	295,000	—

Notes payable, interest at 5.4% at June 30, 2004 maturing November 2, 2004.	4	38

	892,827	870,758
Less: current maturities	(3,254)	(11,538)

Long-term debt	$889,573	$859,220

On January 30, 2004, SBA Senior Finance, Inc. (“SBA Senior Finance”) closed on a new senior credit facility (“new credit facility”) in the amount of $400.0 million. This facility consists of a $275.0 million term loan which was funded at closing, a $50.0 million delayed draw term loan which the Company has until November 15, 2004 to draw and a $75.0 million revolving line of credit. As of June 30, 2004, $15.0 million of the delayed draw term loan and $5.0 million of the revolving line of credit was drawn. The revolving line of credit may be borrowed, repaid and redrawn. Amortization of the term loans commences September 2004 at a quarterly rate of 0.25% in each of 2004, 2005, 2006 and 2007. All remaining amounts outstanding under the term loans are due on October 31, 2008. There is no amortization of the revolving loans and all amounts outstanding are due on July 31, 2008. The new credit facility will require amortization payments of approximately $1.6 million in 2004. Amounts borrowed under this new credit facility accrue interest at either the base rate, as defined in the agreement, plus 250 basis points or the Euro dollar rate plus 350 basis points. This facility may be prepaid at any time with no prepayment penalty. Amounts borrowed under this new credit facility are secured by a first lien on substantially all of SBA Senior Finance’s assets.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The new credit facility requires SBA Senior Finance to maintain specified financial ratios, including ratios regarding its debt to annualized operating cash flow, debt service, cash interest expense and fixed charges for each quarter. This new credit facility contains affirmative and negative covenants that, among other things, restricts its ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants. SBA Senior Finance’s ability in the future to comply with the covenants and access the available funds under the senior credit facility will depend on its future financial performance. As of June 30, 2004, SBA Senior Finance was in compliance with the terms of the new credit facility and had the ability to draw an additional $26.2 million.

On January 30, 2004, SBA Senior Finance used the proceeds from the funding of the $275.0 million term loan under the new credit facility to repay the previous senior credit facility (“old credit facility”) in full, consisting of $144.2 million of principal and accrued interest outstanding. In addition to the amounts outstanding, the Company was required to pay $8.0 million associated with the assignment to the new lenders of the old credit facility. As a result of this prepayment, SBA Senior Finance has written off deferred financing fees associated with the old credit facility of $5.4 million. These amounts are included in Loss from write-off of deferred financing fees and extinguishment of debt in the Company’s Consolidated Statements of Operations. SBA Senior Finance has recorded additional deferred financing fees of approximately $5.7 million associated with the new credit facility.

During January and February 2004, the Company repurchased $19.3 million of its 12% senior discount notes in open market transactions. The Company paid $20.9 million plus accrued interest in cash and recognized a loss of $1.6 million related to these debt repurchases and wrote-off $0.4 million of deferred financing fees. Additionally, on March 1, 2004, the Company, pursuant to the indentures for the 12% senior discount notes, called and redeemed all remaining outstanding 12% senior discount notes. These notes were redeemable at a price of 107.5% of the principal balances outstanding. In conjunction with this transaction, the Company recorded a loss of $3.5 million associated with the premium paid and wrote off $1.0 million of deferred financing fees associated with this debt issue. These amounts are included in Loss from write-off of deferred financing fees and extinguishment of debt in the Company’s Consolidated Statements of Operations.

During the six months ended June 30,2004, the Company repurchased $102.1 million of its 10¼% senior notes in open market transactions. The Company paid $96.2 million inclusive of accrued interest in cash and issued 1.9 million shares of its Class A Common Stock. The Company recognized a loss of $0.7 million related to these repurchases and wrote off $2.0 million of deferred financing fees associated with this debt retirement. These amounts are included in Loss from write-off of deferred financing fees and extinguishment of debt in the Company’s Consolidated Statements of Operations for the six months ended June 30, 2004.

9. SHAREHOLDERS’ (DEFICIT) EQUITY

During the six months ended June 30, 2004, the Company exchanged $8.0 million of its 10¼% senior notes and accrued interest for 1.9 million shares of its Class A common stock.

From time to time, restricted shares of Class A common stock or options to purchase Class A common stock have been granted under the Company’s equity participation plans at prices below market value at the time of grant. The Company recorded approximately $0.2 million and $0.5 million of non-cash compensation expense during the six months ended June 30, 2004 and 2003, respectively. The Company expects to record approximately $0.5 million in non-cash compensation expense in each year from 2004 through 2006.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. RESTRUCTURING AND OTHER CHARGES

In response to capital market conditions in the telecommunications industry during the past few years, the Company has implemented various restructuring plans discussed below.

In February 2002, as a result of the continuing deterioration of capital market conditions for wireless carriers, the Company announced it was reducing its capital expenditures for new tower development and acquisition activities, suspending any material new investment for additional towers, reducing its workforce and closing or consolidating offices. In connection with this restructuring, a portion of the Company’s workforce was reduced and certain offices were closed, substantially all of which were primarily dedicated to new tower development activities. The accrual of approximately $1.0 million remaining at June 30, 2004, with respect to the 2002 plan, relates primarily to remaining obligations through the year 2012 associated with offices exited or downsized as part of this plan.

The following summarizes the activity during the six months ended June 30, 2004, related to the 2002 restructuring plans:

	Accrual as of January 1, 2004	Restructuring Charges (credits)	Payments	Non-Cash Adjustments	Accrual as of June 30, 2004
	(in thousands)
Abandonment of new tower build work in process	$—	$(18)	$—	18	$—
Employee separation and exit costs	1,040	198	$(273)	—	965

	$1,040	$180	$(273)	18	$965

In February 2003, in response to the continued deterioration in expenditures by wireless service providers, particularly with respect to site development activities, the Company committed to a new plan of restructuring associated with further downsizing activities, including reduction in workforce and closing or consolidation of offices. As a result of the implementation of its plans, the Company recorded a restructuring charge of $1.1 million in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Of the $1.1 million charge recorded during the six months ended June 30, 2003, approximately $0.5 million related to the abandonment of new tower build work in process. The remaining $0.6 million related primarily to the costs of employee separation and exit costs associated with the closing and downsizing of approximately twelve offices. Included as part of employee separation costs, the Company paid approximately $0.3 million in one-time termination benefits. Of the $1.1 million charge recorded during the six months ended June 30, 2003, $0.9 million pertains to the Company’s site development segment and $0.2 million pertains to the Company’s site leasing segment.

During the six months ended June 30, 2004, restructuring charges of $.04 million and non-cash adjustments reducing these charges of $.04 million were recorded relating to the 2003 restructuring plan. At June 30, 2004, there are no remaining liabilities recorded relating to the 2003 restructuring plan.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring expense for the three and six months ended June 30, 2004 and 2003, relating to the 2003 and 2002 restructuring plans consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Abandonment of new tower build and acquisition work-in-process and related construction materials	$(22)	$145	$(29)	$484
Employee separation and exit costs	80	204	250	593

	$58	$349	$221	$1,077

11. ASSET IMPAIRMENT CHARGES

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

During the second quarter of 2004, the Company reevaluated its future cash flow expectations on eight towers that have not achieved expected lease up results. The resulting change in the fair value of these towers, as determined using a discounted cash flow analysis, resulted in an impairment charge of $1.8 million.

Additionally, during the second quarter of 2004, the Company identified 14 towers previously classified as held for sale and included in discontinued operations and reclassified them into continuing operations as of June 30, 2004 in accordance with the provisions of SFAS 144. As a result of this reclassification, the book value of the towers were recorded at the lower of (1) the carrying amount of the tower before it was classified as held for sale, net of any depreciation expense that would have been recognized had the asset never been classified as held for sale; or (2) the estimated fair value of the tower at the date of the subsequent decision not to sell. As a result of applying SFAS 144, the Company has increased the book value of these towers by $0.3 million, and recorded this charge as a net reduction to Asset impairment charges in the Consolidated Statements of Operations for the three months ended June 30, 2004.

During the first quarter of 2003, tower assets previously impaired in 2002 were evaluated under the provisions of recently adopted SFAS 143 as to the existence of asset retirement obligations. In connection with the adoption of SFAS 143, effective January 1, 2003, approximately $0.5 million of tower costs were capitalized to the previously impaired assets. The recoverability of the capitalized tower costs were evaluated in accordance with the provisions of SFAS 144 and determined to be impaired, and were included as an asset impairment charge in the Consolidated Statements of Operations for the six months ended June 30, 2003.

12. STOCK BASED COMPENSATION

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Black-Scholes option-pricing model was used with the following assumptions:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Risk free interest rate	3.0%	2.0%	3.0%	2.0%
Dividend yield	0%	0%	0%	0%
Expected volatility	59%	90%	59%	90%
Expected lives	4 years	4 years	4 years	4 years

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net loss, as reported	$(23,246)	$(67,582)	$(71,168)	$(101,337)
Non-cash compensation charges included in net loss	126	210	241	486
Incremental stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(36)	(162)	(1,265)	(2,097)

Pro forma net loss	$(23,156)	$(67,534)	$(72,192)	$(102,948)

Loss per share:
Basic and diluted – as reported	$(.41)	$(1.32)	$(1.27)	$(1.98)
Basic and diluted – pro forma	$(.41)	$(1.32)	$(1.29)	$(2.01)

The effect of applying SFAS 123 in the pro-forma disclosure is not necessarily indicative of future results.

13. INCOME TAXES

The Company has taxable losses in the six months ended June 30, 2004 and 2003, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more likely than not” that the Company will generate sufficient taxable income in future periods to recognize the assets. The provision for income taxes presented for the three and six months ended June 30, 2004 and 2003 relates to state and local taxes.

14. COMMITMENTS AND CONTINGENCIES

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

On April 29, 2004, the Company received notification from the purchaser of the Western tower sale as to certain claims for indemnification totaling approximately $4.3 million. As a result of these claims, the full amount of $4.3 million remains held in escrow as restricted cash at June 30, 2004, pursuant to certain adjustment provisions of the Western tower sale agreement. The full amount of the asserted claim has been disputed by the Company. Given

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the early stage of these asserted claims, the Company lacks sufficient information at this time to make a reasonable evaluation as to the likelihood of a favorable or unfavorable outcome or make any reasonable assessment of the amount of any possible liability.

The Company sometimes agrees to pay additional acquisition purchase price consideration if the towers or businesses that are acquired meet or exceed certain earnings or new tower targets in the 1-3 years after they have been acquired. As of June 30, 2004, the Company had an obligation to pay up to an additional $1.4 million in consideration if the earnings targets contained in various acquisition agreements are met. This obligation was associated with acquisitions within the Company’s site leasing segment. At the Company’s option, a majority of the additional consideration may be paid in cash or shares of Class A common stock. The Company records such obligations as additional consideration when it becomes probable that the earnings targets will be met.

15. SEGMENT DATA

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

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment(2)	Total
	(in thousands)
Three months ended June 30, 2004
Revenues	$35,454	$3,857	$17,036	$—	$56,347
Cost of revenues	$10,639	$3,510	$15,698	$—	$29,847
Gross profit	$24,815	$347	$1,338	$—	$26,500
Capital expenditures(1)	$1,504	$47	$50	$151	$1,752

Three months ended June 30, 2003
Revenues	$31,702	$2,802	$11,473	$—	$45,977
Cost of revenues	$10,595	$2,640	$10,343	$—	$23,578
Gross profit	$21,107	$162	$1,130	$—	$22,399
Capital expenditures	$3,008	$32	$137	$7	$3,184

Six months ended June 30, 2004
Revenues	$69,387	$6,910	$30,909	$—	$107,206
Cost of revenues	$20,852	$6,340	$29,231	$—	$56,423
Gross profit	$48,535	$570	$1,678	$—	$50,783
Capital expenditures	$2,998	$47	$50	$690	$3,785

Six months ended June 30, 2003
Revenues	$62,747	$6,375	$23,958	$—	$93,080
Cost of revenues	$21,345	$5,858	$21,372	$—	$48,575
Gross profit	$41,402	$517	$2,586	$—	$44,505
Capital expenditures	$9,001	$109	$2,400	$110	$11,620

Assets
As of June 30, 2004	$847,112	$14,428	$34,242	$38,678	$934,460
As of December 31, 2003	$897,880	$9,511	$46,807	$28,784	$982,982

(1)	Site development construction capital expenditures are net of $300,000 return of deposit of construction in progress.

(2)	Assets not identified by segment consist primarily of general corporate assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of approximately 3,100 wireless communications towers in the eastern third of the United States. We generate revenues from our two primary businesses, site leasing and site development. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own or manage for or lease from others. The towers that we own have been constructed by us at the request of a carrier, built or constructed based on our own initiative or acquired. In our site development business, we offer wireless service providers assistance in developing and maintaining their own wireless service networks.

Revenues derived from the leasing of antenna space at, or on, communication towers continued to increase as a result of our emphasis on our site leasing business through the leasing and management of tower sites. We focus our leasing and site development activities in the eastern third of the United States where substantially all of our towers are located. Eight hundred and two towers sold during 2003 and the first six months of 2004 have been accounted for as discontinued operations in accordance with generally accepted accounting principles. Additionally, 32 towers located in the Western two-thirds of the United States and all Western site development activities have been accounted for as discontinued operations at June 30, 2004.

Operating results in prior periods may not be meaningful predictors of future results. You should be aware of the changes in the nature and scope of our business when reviewing the ensuing discussion of comparative historical results.

Site Leasing Services

Site leasing revenues are received primarily from wireless communications companies. Revenues from these clients are derived from numerous different site leasing contracts. Each site leasing contract relates to the lease or use of space at an individual tower site and is generally for an initial term of 5 years, and is renewable for five 5-year periods at the option of the tenant. Almost all of our site leasing contracts contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Site leasing contracts are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the term of the related lease agreements. Rental amounts received in advance are recorded in deferred revenue.

Cost of site leasing revenue primarily consists of:

•	Rental payments on ground and other underlying property leases
•	Repairs and maintenance (exclusive of employee related costs)
•	Utilities
•	Insurance
•	Property taxes

For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as a result of adding additional customers to the tower.

	Percentage of Revenues For the three months ended June 30,		Gross Profit Contributions For the three months ended June 30,		Percentage of Revenues For the six months ended June 30,		Gross Profit Contributions For the six months ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Site leasing	63.0%	69.0%	93.6%	94.2%	64.7%	67.4%	95.6%	93.0%

The following rollforward summarizes the activity in our tower portfolio from December 31, 2003 to June 30, 2004:

	Operating Towers	Towers Accounted for as Discontinued Operations	Total Towers
Towers owned at December 31, 2003	3,032	61	3,093
Towers sold	(1)	(15)	(16)
Towers transferred to operating	14	(14)	—

Towers owned at June 30, 2004	3,045	32	3,077

During the second quarter of 2004, we reviewed the performance of our tower portfolio, and determined that 14 towers accounted for as discontinued operations would be moved back into continuing operations based upon improved tenant lease up or the prospect of improved tenant lease up. As of June 30, 2004, substantially all of the towers classified as operating towers are in the Eastern third of the United States.

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

Site development services revenues are received primarily from wireless communications companies or companies providing development or project management services to wireless communications companies. Our site development customers engage us on a project-by-project basis, and a customer can generally terminate an assignment at any time without penalty. Site development projects, both consulting and construction, include contracts on a time and materials basis or a fixed price basis. The majority of our site development services are billed on a fixed price basis. Time and materials based site development contracts are billed and revenue is recognized at contractual rates as the services are rendered. Our site development projects generally take from 3 to 12 months to complete. For those site development consulting contracts in which we perform work on a fixed price basis, we bill the client, and recognize revenue, based on the completion of agreed upon phases of this project on a per site basis. Upon the completion of each phase, we recognize the revenue related to that phase.

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

	Percentage of Revenues For the three months ended June 30,		Gross Profit Contributions For the three months ended June 30,		Percentage of Revenues For the six months ended June 30,		Gross Profit Contributions For the six months ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Site development consulting	6.8%	6.0%	1.4%	0.7%	6.5%	6.9%	1.1%	1.2%
Site development construction	30.2%	25.0%	5.0%	5.1%	28.9%	25.7%	3.3%	5.8%

In May 2004, our Board of Directors approved a plan of disposition related to site development services operations (including both the site development consulting and site development construction segments) in the Western portion of the United States (“Western site development services”). In June 2004, two business units were sold, and two business units were closed within Western site development services. As of June 30, 2004, the remaining two site development construction segments were designated as held for sale. Gross proceeds realized from sale during the second quarter were $.05 million, and a loss on disposal of discontinued operations of $.04 million was recorded, which is included in Loss from discontinued operations, net of income taxes in our Consolidated Statements of Operations.

Subsequent to June 30, 2004 one of the two site development construction segments designated as held for sale at June 30 was sold. Gross proceeds from the sale of this business unit was $0.4 million, and a loss on disposal of discontinued operations of $0.2 million was recorded, which is included in Loss from discontinued operations, net of income taxes in our Consolidated Statements of Operations at June 30, 2004.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues

	For the three months ended June 30,
	2004	Percentage of Revenues	2003	Percentage of Revenues	Percentage Change
	(dollars in thousands)
Site leasing	$35,454	63.0%	$31,702	69.0%	11.8%
Site development consulting	3,857	6.8%	2,802	6.0%	37.7%
Site development construction	17,036	30.2%	11,473	25.0%	48.5%

Total revenues	$56,347	100.0%	$45,977	100.0%	22.6%

Site leasing revenue increased primarily due to the increased number of tenants and the amount of equipment added to our towers. As of June 30, 2004, we had 7,048 tenants as compared to 6,676 at June 30, 2003. During the three months ended June 30, 2004, 87.0% of contractual revenues from new leases and amendments executed were related to new tenant installation and 13.0% were related to additional equipment being added by existing tenants. During the three months ended June 30, 2003, 86.0% of contractual revenues from new leases and amendments executed were related to new tenant installation and 14.0% were related to additional equipment being added by existing tenants. Additionally, we have experienced higher average rents per tenant due to higher rents from new tenants, higher rents upon renewals by existing tenants and additional equipment added by existing tenants.

Site development construction revenue increased primarily as the result of the significant services contract awarded by Sprint Spectrum L.P. in mid 2003, which increased our volume of activity during the three months ended June 30, 2004 compared to the same period a year ago.

Cost of Revenues

	For the three months ended June 30,		Percentage Change
	2004	2003
	(in thousands)
Site leasing	$10,639	$10,595	0.4%
Site development consulting	3,510	2,640	33.0%
Site development construction	15,698	10,343	51.8%

Total cost of revenues	$29,847	$23,578	26.6%

Site development construction cost of revenues increased primarily due to increased activity associated with the significant services contract awarded by Sprint in mid 2003.

Gross Profit

	For the three months ended June 30,		Percentage Change
	2004	2003
	(in thousands)
Site leasing	$24,815	$21,107	17.6%
Site development consulting	347	162	114.2%
Site development construction	1,338	1,130	18.4%

Total gross profit	$26,500	$22,399	18.3%

Gross Profit Margin Percentages

	Percentage of revenue For the three months ended June 30,
	2004	2003
Site leasing	70.0%	66.6%
Site development consulting	9.0%	5.8%
Site development construction	7.9%	9.9%

Gross profit margin	47.0%	48.7%

Gross profit and gross profit margin percentage for the site leasing business increased as a result of higher revenues per tower and successful implementation of tower operating cost reduction initiatives. Overall gross profit margin percentage decreased due to a greater contribution to gross profit by the site development consulting and construction segments, which contributed lower gross profit margin percentages than the site leasing business.

Operating Expenses

	For the three months ended June 30,		Percentage Change
	2004	2003
	(in thousands)
Selling, general and administrative	$7,096	$6,826	4.0%
Restructuring and other charges	58	349	(83.4)%
Asset impairment charges	1,543	10,265	(85.0)%
Depreciation, accretion and amortization	20,559	20,663	(0.5)%

Total operating expenses	$29,256	$38,103	(23.3)%

Selling, general and administrative expenses increased primarily as a result of an increase in consulting fees relating to Sarbanes-Oxley compliance of $0.3 million, an increase in medical insurance expenses of $0.3 million, and was offset by a decrease in bad debt expense of $0.3 million.

Restructuring expense decreased as a result of the restructuring charge of $0.3 million which was recorded for the three months ended June 30, 2003 but did not recur in the three months ended June 30, 2004.

In 2003, we recognized $10.3 million in asset impairment charges related to 40 operating towers. During the three months ended June 30, 2004, we recognized an additional $1.8 million of asset impairment charges relating to 8 operating towers, offset by a reduction of $0.3 million relating to 14 towers placed back into continuing operations at June 30, 2004.

Other Income (Expense)

	For the three months ended June 30,		Percentage Change
	2004	2003
	(in thousands)
Interest income	$54	$123	(56.1)%
Interest expense, net of amounts capitalized	(11,717)	(22,513)	(48.0)%
Non-cash interest expense	(6,756)	(723)	834.4%
Amortization of debt issue costs	(873)	(1,272)	(31.4)%
Loss from write-off of deferred financing fees and extinguishment of debt	(454)	(4,841)	(90.6)%
Other	9	(35)	(125.7)%

	$(19,737)	$(29,261)	(32.6)%

Interest expense, net of amount capitalized, decreased during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 primarily as a result of the repurchases and redemption of the 12% senior discount notes with proceeds from the 9 3/4% senior discount notes issued in December 2003 and proceeds from our current senior credit facility which we obtained in January 2004.

Non cash interest expense increased due to the amortization of the original interest discount of the 9 3/4% senior discount notes, which replaced the interest bearing 12% senior discount notes and a portion of the 10 1/4% senior notes which have been repurchased during the current year.

The decrease in loss from write-off of deferred financing fees and extinguishment of debt is attributable to the write-off of $4.4 million of deferred financing fees associated with the refinancing of our senior secured credit facility loans which were repaid in full on May 9, 2003 and a write-off of $0.4 million of deferred financing fees relating to the repurchase of $25.0 million of our 12% senior discount notes in the second quarter of 2003. During the three months ended June 30, 2004, a loss of $0.5 million relating to the repurchase of $34.8 million of our 10¼% senior notes was recorded as a loss from write-off of deferred financing fees and extinguishment of debt.

Loss from Continuing Operations

Loss from continuing operations decreased from $45.4 million for the three months ended June 30, 2003 to $22.8 million for the three months ended June 30, 2004. This decrease was primarily a result of increased gross profit within the site leasing segment of $3.7 million, a decrease in interest expense of $5.2 million, lower impairment charges of $8.7 million, and a decrease in loss from write-off of deferred financing fees and extinguishment of debt of $4.4 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Discontinued Operations, Net of Income Taxes

Loss from discontinued operations decreased from $22.2 million for the three months ended June 30, 2003 to $0.5 million for the three months ended June 30, 2004. This decrease resulted primarily from the loss from discontinued operations relating to a total of 834 towers included in discontinued operations in the second quarter of 2003 as compared to only 32 towers and the Western site development services included in discontinued operations in the comparable quarter of 2004.

Net Loss

Net loss decreased to $23.2 million for the three months ended June 30, 2004 from $67.6 million for the three months ended June 30, 2003. The decrease in net loss is primarily the result of the decrease in loss from discontinued operations, lower impairment charges and the decrease in interest expense during the three months ended June 30, 2004.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues

	For the six months ended June 30,
	2004	Percentage of Revenues	2003	Percentage of Revenues	Percentage Change
	(dollars in thousands)
Site leasing	$69,387	64.7%	$62,747	67.4%	10.6%
Site development consulting	6,910	6.5%	6,375	6.9%	8.4%
Site development construction	30,909	28.9%	23,958	25.7%	29.0%

Total revenues	$107,206	100.0%	$93,080	100.0%	15.2%

Site leasing revenue increased due to the increased number of tenants and the amount of equipment added to our towers. As of June 30, 2004, we had 7,048 tenants as compared to 6,676 at June 30, 2003. During the six months ended June 30, 2004, 87.1% of contractual revenues from new leases and amendments executed were related to new tenant installation and 12.9% were related to additional equipment being added by existing tenants. During the six months ended June 30, 2003, 87.2% of contractual revenues from new leases and amendments executed were related to new tenant installation and 12.8% were related to additional equipment being added by existing tenants. Additionally, we have experienced higher average rents per tenant due to higher rents from new tenants, higher rents upon renewals by existing tenants and additional equipment added by existing tenants.

Site development construction revenue increased primarily as a result of revenue generated from the significant services contract awarded by Sprint in mid 2003, which increased our volume of activity during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

Cost of Revenues

	For the six months ended June 30,		Percentage Change
	2004	2003
	(in thousands)
Site leasing	$20,852	$21,345	(2.3)%
Site development consulting	6,340	5,858	8.2%
Site development construction	29,231	21,372	36.8%

Total cost of revenues	$56,423	$48,575	16.2%

Site leasing cost of revenues decreased primarily as a result of lower repair and maintenance expenses and other tower operating expense cost control initiatives. Site development construction cost of revenues increased primarily due to increased activity associated with the Sprint contract. Additionally, in the first quarter of 2004, cost overruns related to weather conditions in the Northeast, performance issues and lower volume of activity in certain markets against which certain fixed costs were incurred resulted in higher costs in the six months ended June 30, 2004 compared with the six months ended June 30, 2003.

Gross Profit

	For the six months ended June 30,		Percentage Change
	2004	2003
	(in thousands)
Site leasing	$48,535	$41,402	17.2%
Site development consulting	570	517	10.3%
Site development construction	1,678	2,586	(35.1)%

Total gross profit	$50,783	$44,505	14.1%

Gross Profit Margin Percentages

	Percentage of revenue For the six months ended June 30,
	2004	2003
	(in thousands)
Site leasing	69.9%	66.0%
Site development consulting	8.2%	8.1%
Site development construction	5.4%	10.8%

Total gross profit margin	47.4%	47.8%

Gross profit and gross profit margin percentage for the site leasing business increased as a result of higher revenues per tower and tower operating cost reduction initiatives. Gross profit and gross profit margin percentages from site development construction decreased as a result of lower services pricing without commensurate reduction in cost and performance issues which resulted in actual margins below estimates.

Operating Expenses

	For the six months ended June 30,		Percentage Change
	2004	2003
	(in thousands)
Selling, general and administrative	$14,277	$15,214	(6.2)%
Restructuring and other charges	221	1,077	(79.5)%
Asset impairment charges	1,560	10,717	(85.4)%
Depreciation, accretion and amortization	41,243	42,337	(2.6)%

Total operating expenses	$57,301	$69,345	(17.4)%

Selling, general and administrative expenses decreased primarily as a result of reductions in the number of field offices, elimination of personnel and elimination of other infrastructure in connection with 2003 restructuring activities, and the incurrence of approximately $0.9 million of certain non-recurring professional fees during the first six months of 2003. This was offset by increases in professional fees relating to Sarbanes-Oxley compliance and insurance expenses during the first six months of 2004.

Of the $1.1 million restructuring and other charges recorded for the six months ended June 30, 2003, approximately $0.5 million related to the abandonment of new tower build work in process and trailing costs associated with previously abandoned new tower build work in process. The remaining $0.6 million related primarily to the costs of employee separation and exit costs associated with the closing or consolidation of offices. There were no new restructuring plans implemented during the six months ended June 30, 2004.

In 2003, we recognized approximately $10.7 million in asset impairment charges relating to 40 operating towers. During the six months ended June 30, 2004, we recognized an additional $1.8 million of asset impairment charges relating to 8 operating towers, offset by a reduction of $0.3 million relating to 14 towers placed back into continuing operations at June 30, 2004.

Other Income (Expense)

	For the six months ended June 30,		Percentage Change
	2004	2003
	(in thousands)
Interest income	$196	$253	(22.5)%
Interest expense, net of amounts capitalized	(25,545)	(39,643)	(35.6)%
Non-cash interest expense	(14,013)	(5,800)	141.6%
Amortization of debt issue costs	(1,711)	(2,427)	(29.5)%
Loss from write-off of deferred financing fees and extinguishment of debt	(22,670)	(4,842)	368.2%
Other	70	10	610.0%

	$(63,673)	$(52,449)	21.4%

Interest expense, net of amount capitalized, decreased during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 primarily as a result of the repurchases and redemption of the 12% senior discount notes with proceeds from the 9 3/4% senior discount notes issued in December 2003 and proceeds from our current senior credit facility which we obtained in January 2004.

Non cash interest expense increased due to the amortization of the original interest discount of the 9 3/4% senior discount notes, which replaced the interest bearing 12% senior discount notes and a portion of the 10 1/4% senior notes which have been repurchased during the current year.

The increase in loss on write-off of deferred financing fees and extinguishment of debt is attributable to a write-off of $8.9 million of deferred financing fees and a $13.8 million loss on extinguishment of debt associated with the early retirement of our 12% senior discount notes, a portion of our 10¼% senior notes and the termination of the prior senior credit facility in the six months ended June 30, 2004 versus the write-off of $4.4 million of deferred financing fees associated with the refinancing of our senior secured credit facility loans which were repaid in full and the loss on extinguishment of debt of $0.4 million relating to the repurchase of $25.0 million of our 12% senior discount notes for the comparable period in 2003.

Loss from Continuing Operations

Loss from continuing operations decreased to $70.7 million for the six months ended June 30, 2004 from $78.2 million for the six months ended June 30, 2003. This decrease was primarily a result of increased gross profit within the site leasing segment of $7.1 million, lower impairment charges of $9.2 million, lower interest expense of $6.6 million, offset by increases in loss from write-off of deferred financing fees and extinguishment of debt of $17.8 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

Discontinued Operations, Net of Income Taxes

Loss from discontinued operations decreased to $0.4 million from $22.6 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This decrease resulted primarily from the loss from discontinued operations relating to a total of 834 towers included in discontinued operations in the six months ended June 30, 2003 as compared to only 32 towers and the Western site development services included in discontinued operations in the six months ended June 30, 2004.

Cumulative Effect of Change In Accounting Principle

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

Net Loss

Net loss decreased to $71.2 million for the six months ended June 30, 2004 from $101.3 million for the six months ended June 30, 2003. The decrease in net loss is primarily the result of the decrease in loss from discontinued operations, lower impairment charges and the increase in gross profit within the site leasing segment offset by increases in loss from write-off of deferred financing fees during the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation (“SBA Communications”) is a holding company with no business operations of its own. Our only significant asset is the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”), which is also a holding company that owns the outstanding capital stock of SBA Senior Finance, Inc. (“SBA Senior Finance”). SBA Senior Finance owns, directly or indirectly, the capital stock of our subsidiaries. We conduct all of our business operations through our SBA Senior Finance subsidiaries.

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

A summary of our cash flows is as follows:

For the six months ended June 30, 2004
(in thousands)
Summary Cash Flow Information:

Cash provided by operating activities	$15,031
Cash provided by investing activities	1,418
Cash used in financing activities	(2,959)

Increase in cash and cash equivalents	13,490
Cash and cash equivalents, December 31, 2003	8,338

Cash and cash equivalents, June 30, 2004	$21,828

Sources of Liquidity

In December 2003, SBA Communications and Telecommunications co-issued $402.0 million of aggregate principal amount at maturity of their 9¾% senior discount notes, which produced net proceeds of approximately $267.1 million after deducting offering expenses. A portion of the proceeds from the senior discount notes were used to tender, repurchase and redeem all of our 12% senior discount notes during the first quarter and to repurchase a portion of our 10¼% senior notes during the six months ended June 30, 2004.

During January 2004, SBA Senior Finance closed on a new senior credit facility in the amount of $400.0 million. This new credit facility consists of a $275.0 million term loan which was funded at closing, a $50.0 million delayed draw term loan and a $75.0 million revolving line of credit. SBA Senior Finance used the proceeds from the funding of the $275.0 million term loan under the new senior credit facility to, in part, repay the old credit facility in full, consisting of $144.2 million of principal and accrued interest outstanding. In addition to the amounts outstanding on the old credit facility, we were required to pay $8.0 million to the lenders under the old credit facility to facilitate the assignment of the old credit facility to the new lenders. In June 2004, we drew an additional $15 million on the delayed draw term loan and $5 million on the revolving line of credit. SBA Senior Finance has recorded additional deferred financing fees of approximately $5.7 million associated with this new credit facility.

In addition to our capital restructuring activities completed in 2003 and the first and second quarter of 2004, in order to manage our significant levels of indebtedness and to ensure continued compliance with our financial covenants, we may explore a number of alternatives, including selling certain assets or lines of business, issuing equity, repurchasing, restructuring or refinancing or exchanging for equity some or all of our debt or pursuing other financial alternatives, and we may from time to time implement one or more of these alternatives. One or more of the alternatives may include the possibility of issuing additional shares of common stock or securities convertible into shares of common stock, or converting existing indebtedness into shares of common stock, any of which would dilute our existing shareholders. We cannot assure you that any of these strategies can be consummated, or if consummated, would effectively address the risks associated with our significant level of indebtedness.

Cash provided by operating activities was $15.0 million for the six months ended June 30, 2004. Included in this amount is $15.2 million related to a decrease in short-term investments associated with the sale of certain trading securities and, approximately $6.8 million related to a reduction in interest payable. Additionally, growth in our site leasing business during the six months ended June 30, 2004 also contributed to the increase in cash provided by operating activities.

Cash provided by investing activities was $1.4 million for the six months ended June 30, 2004. Included in this amount is the receipt of $4.4 million of restricted cash as well as the use of $3.4 million for capital expenditures.

Uses of Liquidity

During the first quarter of 2004, we repurchased and redeemed all $65.7 million of our outstanding 12% senior discount notes. During the six months ended June 30, 2004 we repurchased in the open market $102.1 million of our outstanding 10¼% senior notes. Of these repurchases, $94.2 million were repurchased with cash and $7.9 million were exchanged for 1.9 million shares of our Class A common stock. Additionally, during the six months ended June 30, 2004, approximately $33.2 million of cash was paid for interest on our various debt instruments. As a result of our refinancing activities discussed above, our cash interest requirements for 2004 are expected to be significantly lower than the requirements in 2003.

Our cash capital expenditures for the six months ended June 30, 2004 were $3.8 million, which was comprised of $2.2 million of tower upgrades and maintenance, $0.4 million of new tower construction, $0.4 million of earn-outs related to acquisitions, and $0.8 million for general corporate expenditures. Due to the relatively young age of our towers and remaining capacity available to accommodate new tenants, it is not necessary for us to spend a significant amount of dollars for capital improvements or modifications to our towers to accommodate new tenants. We estimate we will incur approximately $1,000 per tower per year on these types of capital expenditures. All of these planned capital expenditures are expected to be funded by cash on hand, cash flow from operations, and cash availability from the senior credit facility. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio.

Debt Service Requirements

At June 30, 2004 we had $304.3 million outstanding of our 10¼% senior notes. This amount is net of a $4.2 million deferred gain related to the termination of a derivative instrument. The 10¼% senior notes mature February 1, 2009. Interest on these notes is payable February 1 and August 1 of each year. Based on amounts outstanding at the time of this filing, annual debt service requirements are approximately $31.2 million.

At June 30, 2004 we had $289.3 million outstanding of our 9¾% senior discount notes. The 9¾% notes accrete in value until December 15, 2007 at which time the notes will have a balance of $402.0 million. These notes mature December 15, 2011. Interest on these notes is payable June 15 and December 15, beginning June 15, 2008.

As of June 30, 2004 we had $295.0 million outstanding under the senior secured credit facility. Based on this outstanding amount and rates in effect at such time, we estimate our annual debt service including amortization to be approximately $15.6 million in 2004 and $17.1 million annually thereafter related to our senior credit facility.

The issuance of our 9¾% senior discount notes and the new senior credit facility coupled with the retirement of the 12% senior discount notes, open market purchases and exchanges of our 10¼% senior notes and the repayment of our prior senior credit facility is expected to result in a cash savings in excess of $60 million in debt service and amortization payments in 2004.

Capital Instruments

Senior Notes and Senior Discount Notes

The 10¼% senior notes were issued by SBA Communications, are unsecured and are pari passu in right of payment with our other existing and future senior indebtedness. The 9¾% senior discount notes were co-issued by SBA Communications and Telecommunications in December 2003, are unsecured, rank pari passu with the senior indebtedness and are structurally senior to all indebtedness of SBA Communications. Both the 10¼% senior notes and the 9¾% senior discount notes place certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sale of assets, transactions with affiliates, sale and leaseback transactions, certain investments and our ability to merge or consolidate with other entities.

January 2004 Senior Credit Facility

On January 30, 2004, SBA Senior Finance closed on a new senior credit facility in the amount of $400.0 million. This facility consists of a $275.0 million term loan which was funded at closing, a $50.0 million delayed draw term loan which we have until November 15, 2004 to draw, and a $75.0 million revolving line of credit. The revolving lines of credit may be borrowed, repaid and redrawn. Amortization of the term loans commences September 2004 at a quarterly rate of 0.25% in each of 2004, 2005, 2006 and 2007. All remaining outstanding amounts under the term loans are due October 31, 2008. There is no amortization of the revolving loans and all amounts outstanding under the revolving facility are due on July 31, 2008. Amounts borrowed under this facility accrue interest at either the base rate, as defined in the agreement, plus 250 basis points or a Euro dollar rate plus 350 basis points. This facility may be prepaid at any time with no prepayment penalty. Amounts borrowed under this facility are secured by a first lien on substantially all of SBA Senior Finance’s assets. In addition, each of SBA Senior Finance’s domestic subsidiaries has guaranteed the obligations of SBA Senior Finance under the senior credit facility and has pledged substantially all of their respective assets to secure such guarantee. In addition, SBA Communications and Telecommunications have pledged, on a non-recourse basis, all of the common stock of Telecommunications and SBA Senior Finance to secure SBA Senior Finance’s obligations under this senior credit facility.

The new senior credit facility requires SBA Senior Finance to maintain specified financial ratios, including ratios regarding its debt to annualized operating cash flow, debt service, cash interest expense and fixed charges for each quarter. This new senior credit facility contains affirmative and negative covenants that, among other things, restricts its ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants. Additionally, this facility permits distributions by SBA Senior Finance to Telecommunications and SBA Communications to service their debt, pay consolidated taxes, pay holding company expenses and for the repurchase of senior notes or senior discount notes subject to compliance with the covenants discussed above. SBA Senior Finance’s ability in the future to comply with the covenants and access the available funds under the senior credit facility in the future will depend on its future financial performance. As of June 30, 2004, we were in full compliance with the financial covenants contained in this agreement, have an outstanding balance of $295.0 million, consisting of a $275.0 million term loan, a $15.0 million delayed draw term loan, and a $5.0 million revolver. In addition, we have the ability to withdraw an additional $26.2 million at June 30, 2004.

Inflation

The impact of inflation on our operations has not been significant to date. However, we cannot assure you that a change in the rate of inflation in the future will not adversely affect our operating results.

Recent Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the second quarter of fiscal 2004, and it did not have an impact on our current financial position or its results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, (“FIN 46”). FIN 46 provides clarification on the consolidation of certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are defined as variable interest entities (“VIEs”). FIN 46 requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE. In December 2003, the FASB issued FIN 46 (revised

December 2003), which effectively modified and clarified certain provisions of FIN 46, as originally issued, and modified the effective date for certain entities. Public companies will apply the provisions of FIN 46, as revised, no later than the first reporting period that ends after March 15, 2004. The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. We are subject to interest rate risk on our senior credit facility and any future financing requirements.

The following table presents the future principal payment obligations and interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of June 30, 2004:

	2004	2005	2006	2007	2008	Thereafter	Fair Value
			(in thousands)
Long-term debt:
Fixed rate (10¼%)	$—	$—	$—	$—	$—	$304,346	$310,346
Fixed rate (9¾%)	$—	$—	$—	$—	$—	$402,024	$297,498
Senior credit facility, $295.0 million (variable rates 4.65% to 5.37% at June 30, 2004). Amortization of 0.25% is payable quarterly on committed term loan amounts commencing September 30, 2004(1)	$1,625	$3,250	$3,250	$3,250	$283,625	$—	$295,000
Note payable, fixed rate (5.4%)	$4	$—	$—	$—	$—	$—	$4

(1) Amortization calculated on $325 million term loan commitment available under the credit facility at November 15, 2004. Amortization calculation is reduced for the amount of delayed draw term loan that is unused and expired.

Our primary market risk exposure relates to (1) the interest rate risk on variable-rate long-term and short-term borrowings, (2) our ability to refinance our existing borrowings as necessary and (3) the impact of interest rate movements on our ability to meet financial covenants. We manage the interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

Senior Note and Senior Discount Note Disclosure Requirements

The indentures governing our 10¼% senior notes and our 9¾% senior discount notes require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries. As of June 30, 2004 we had no unrestricted subsidiaries. Additionally, we are required to disclose (i) Tower Cash Flow, as defined in the indentures, for the most recent fiscal quarter and (ii) Adjusted Consolidated Cash Flow, as defined in the indentures, for the most recently completed four-quarter period. This information is presented solely as a requirement of the indentures. Such information is not intended as an alternative measure of financial position, operating results or cash flows from operations (as determined in accordance with generally accepted accounting principles). Furthermore, our measure of the following information may not be comparable to similarly titled measures of other companies.

Tower Cash Flow and Adjusted Consolidated Cash Flow as defined in our 10¼% senior note and 9¾% senior discount note indentures are as follows:

	10¼% Senior Notes	9¾% Senior Discount Notes
	(in thousands)
HoldCo Tower Cash Flow for the three months ended June 30, 2004(1)	$20,370	$48,535
OpCo Tower Cash Flow for the three months ended June 30, 2004(2)	n/a	$48,535
HoldCo Adjusted Consolidated Cash Flow for the twelve months ended June 30, 2004	$75,970	$75,632
OpCo Adjusted Consolidated Cash Flow for the twelve months ended June 30, 2004	n/a	$80,144

(1)	In the indenture for the 9¾% senior discount notes HoldCo is referred to as the “Co-Issuer” or SBA Communications Corporation.
(2)	In the indenture for the 9¾% senior discount notes OpCo is referred to as the “Company” or SBA Telecommunications, Inc.

Disclosure Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund operations and meet our obligations as they become due during 2004;

•	our ability to sell our site development services operation in the Western portion of the United States and our expectation that this plan of disposition will continue to result in discontinued operations treatment.

•	our expectations regarding the release of certain funds relating to the Western tower sale being held by an escrow agent

•	our ability to sell or otherwise dispose of the 32 towers accounted for in discontinued operations and located in the Western two-thirds of the United States and the timing of such disposition;

•	our estimates regarding our annual debt service and cash interest requirements in 2004 and thereafter;

•	our estimates regarding cash savings in 2004 as a result of our debt refinancing activities;

•	our belief regarding the financial impact of certain accounting pronouncements; and

•	our estimates regarding non-cash compensation expense in each year from 2004 through 2006.

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

•	our inability to sufficiently increase our revenues and maintain or decrease expenses and cash capital expenditures to permit us to fund operations and meet our obligations as they become due;

•	any required obligations to be paid out of the Western tower sale funds being held in escrow;

•	our ability to identify suitable purchasers for our site development services operation in the Western portion of the United States and the additional 32 towers held for sale and enter into agreements on mutually acceptable terms and successfully consummate such sales;

•	the inability of our clients to access sufficient capital or their unwillingness to expend capital to fund network expansion or enhancements;

•	our ability to continue to comply with covenants and the terms of our senior credit facility and to access sufficient capital to fund our operations;

•	our ability to secure as many site leasing tenants as planned;

•	our ability to expand our site leasing business;

•	our ability to successfully address zoning issues;

•	our ability to retain current lessees on our towers;

•	the actual amount and timing of services rendered and revenues received under our contract with Sprint Spectrum L.P.;

•	our ability to realize economies of scale from our tower portfolio; and

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry.

We assume no responsibility for updating forward-looking statements contained in this quarterly report.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2004. Based on such evaluation, such officers have concluded that, as of June 30, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On May 6, 2004, SBA held its Annual Meeting of Shareholders (the “Meeting”). At the Meeting the Shareholders voted on the election of two directors for a term of three years and one director for a term of the remaining two years of a three year term and, in each case, until their successors are duly elected and qualified.

The voting results were as follows:

Name of Nominee	For	Withheld
Jeffrey A. Stoops	52,592,008	99,673
Jack Langer	52,573,185	118,496
Brian C. Carr	52,574,935	116,746

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

31.2	Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Jeffrey A. Stoops Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K on May 7, 2004. In the report, the Company furnished under item 12, the Company’s financial and operational results for the first quarter ended March 31, 2004 and updated its guidance for 2004.

The Company filed a report on Form 8-K on June 10, 2004. In the report, the Company reported under Item 5, the resignation of John F. Fiedor as Chief Accounting Officer and the appointment of Brendan T. Cavanagh as Chief Accounting Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

August 6, 2004	/S/ JEFFREY A. STOOPS
Jeffrey A. Stoops Chief Executive Officer (Duly Authorized Officer)

August 6, 2004	/S/ ANTHONY J. MACAIONE
Anthony J. Macaione Chief Financial Officer (Principal Financial Officer)