Form 10-Q
period 2004-09-30
SBA COMMUNICATIONS CORP
filed 2004-11-08
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,166,824 shares of Class A common stock as of November 8, 2004.

SBA COMMUNICATIONS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1: UNAUDITED FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,996	$8,338
Short-term investments	—	15,200
Restricted cash	6,354	10,344
Accounts receivable, net of allowances of $2,006 and $1,400 in 2004 and 2003, respectively	15,157	19,414
Costs and estimated earnings in excess of billings on uncompleted contracts	16,777	10,227
Prepaid and other current expenses	5,386	5,009
Assets held for sale	203	1,751

Total current assets	64,873	70,283
Property and equipment, net	798,202	854,857
Deferred financing fees, net	18,282	24,253
Other assets	32,502	31,181
Intangible assets, net	1,626	2,408

Total assets	$915,485	$982,982

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$12,805	$11,352
Accrued expenses	16,688	17,866
Deferred revenue	12,824	11,137
Interest payable	5,322	20,319
Long term debt, current portion	3,251	11,538
Billings in excess of costs and estimated earnings on uncompleted contracts	478	1,168
Other current liabilities	2,527	2,059
Liabilities held for sale	—	608

Total current liabilities	53,895	76,047

Long Term Liabilities:
Long-term debt	884,775	859,220
Deferred revenue	476	511
Other long-term liabilities	3,811	3,327

Total long term liabilities	889,062	863,058

Commitments and contingencies
Shareholders’ (deficit) equity:
Preferred stock - $.01 par value, 30,000 shares authorized, none issued or outstanding	—	—
Common Stock - Class A par value $.01, 200,000 shares authorized, 59,965 and 55,016 shares issued and outstanding in 2004 and 2003, respectively	597	550
Common stock - Class B par value $.01, 8,100 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	703,742	679,961
Accumulated deficit	(731,811)	(636,634)

Total shareholders’ (deficit) equity	(27,472)	43,877

Total liabilities and shareholders’ (deficit) equity	$915,485	$982,982

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Site leasing	$36,965	$32,169	$106,352	$94,916
Site development	21,778	15,425	59,597	45,758

Total revenues	58,743	47,594	165,949	140,674

Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	10,532	10,486	31,384	31,830
Cost of site development	20,169	14,646	55,740	41,877

Total cost of revenues	30,701	25,132	87,124	73,707

Gross profit	28,042	22,462	78,825	66,967

Operating expenses:
Selling, general and administrative	7,374	7,777	21,652	22,992
Restructuring and other charges	3	957	223	2,033
Asset impairment charges	155	50	1,714	10,767
Depreciation, accretion and amortization	20,511	21,000	61,755	63,337

Total operating expenses	28,043	29,784	85,344	99,129

Operating loss from continuing operations	(1)	(7,322)	(6,519)	(32,162)

Other income (expense):
Interest income	88	120	285	373
Interest expense	(11,270)	(21,534)	(36,816)	(61,177)
Non-cash interest expense	(7,022)	(1,410)	(21,035)	(7,210)
Amortization of debt issuance costs	(900)	(1,343)	(2,611)	(3,770)
Loss from write-off of deferred financing fees and extinguishment of debt	(2,092)	(408)	(24,764)	(5,250)
Other	3	(25)	74	(16)

Total other expense	(21,193)	(24,600)	(84,867)	(77,050)

Loss from continuing operations before provision for income taxes and cumulative effect of change in accounting principle	(21,194)	(31,922)	(91,386)	(109,212)

Provision for income taxes	(278)	(433)	(827)	(1,368)

Loss from continuing operations before cumulative effect of change in accounting principle	(21,472)	(32,355)	(92,213)	(110,580)

(Loss) gain from discontinued operations, net of income taxes	(2,538)	12,689	(2,964)	(9,878)

Loss before cumulative effect of change in accounting principle	(24,010)	(19,666)	(95,177)	(120,458)

Cumulative effect of change in accounting principle	—	—	—	(545)

Net loss	$(24,010)	$(19,666)	$(95,177)	$(121,003)

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Basic and diluted loss per common share amounts:
Loss from continuing operations before cumulative effect of changes in accounting principle	$(0.37)	$(0.62)	$(1.63)	$(2.15)
(Loss) gain from discontinued operations	(0.05)	0.24	(0.05)	(0.19)
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Net loss per common share	$(0.42)	$(0.38)	$(1.68)	$(2.35)

Weighted average number of common shares	57,776	52,394	56,673	51,557

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(unaudited)

(in thousands)

	Common Stock Class A		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
BALANCE, December 31, 2003	55,016	$550	$679,961	$(636,634)	$43,877
Common stock issued in exchange for 10 1/4% senior notes	4,715	47	23,318	—	23,365
Non-cash compensation	—	—	356	—	356
Common stock issued in connection with stock option plans	53	—	107	—	107
Net loss	—	—	—	(95,177)	(95,177)

BALANCE, September 30, 2004	59,784	$597	$703,742	$(731,811)	$(27,472)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(95,177)	$(121,003)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization	61,755	63,337
Non-cash restructuring and other charges	223	2,033
Asset impairment charges	1,714	10,767
Non-cash items reported in discontinued operations (primarily depreciation, asset impairment charges, and gain/loss on sale of assets)	(39)	11,792
Non-cash compensation expense	356	696
Provision for doubtful accounts	493	1,759
Amortization of original issue discount and debt issuance costs	23,092	8,847
Interest converted to term loan	554	1,850
Loss from write-off of deferred financing fees and extinguishment of debt	24,764	5,250
Amortization of deferred gain of derivative	(549)	(502)
Cumulative effect of change in accounting principle	—	545
Changes in operating assets and liabilities:
Short term investments	15,200	—
Accounts receivable	3,980	15,509
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,550)	244
Prepaid and other current assets	(572)	(429)
Other assets	(1,657)	(3,979)
Accounts payable	1,286	(5,329)
Accrued expenses	(1,401)	(967)
Deferred revenue	1,613	762
Interest payable	(14,782)	(11,555)
Other liabilities	448	1,590
Billings in excess of costs and estimated earnings on uncompleted contracts	(690)	(1,513)

Net cash provided by (used in) operating activities	14,061	(20,296)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,610)	(12,211)
Acquisitions and related earn-outs	(880)	(2,749)
Proceeds from sale of fixed assets	1,102	188,449
Receipt (payment) of restricted cash	4,349	(31,760)

Net cash (used in) provided by investing activities	(39)	141,729

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase/option plans	107	40
Borrowings under senior credit facility, net of financing fees	334,046	330,000
Repayment of senior credit facility and notes payable	(157,589)	(420,067)
Repurchase of 10 1/4% senior notes	(107,134)	(7,917)
Repurchase of 12% senior discount notes	(70,794)	(50,275)
Bank overdraft	—	1,866
Payment of restricted stock guarantee	—	(936)

Net cash used in financing activities	(1,364)	(147,289)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,658	(25,856)
CASH AND CASH EQUIVALENTS:
Beginning of period	8,338	61,141

End of period	$20,996	$35,285

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$51,840	$73,305

Income taxes	$1,668	$1,624

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Class A common stock issued in exchange for 10 1/4% senior notes and accrued interest	$23,365	$9,132

The accompanying condensed notes are an integral part of these consolidated financial statements.

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

As discussed in further detail in Note 2, certain of the Company’s subsidiaries sold 787 towers during 2003. In addition, the Company had accounted for 22 and 61 towers as discontinued operations at September 30, 2004 and December 31, 2003, respectively. The towers accounted for as discontinued operations consist of substantially all of the Company’s towers in the Western two-thirds of the United States geographical market and are considered a component of the Company’s tower assets.

During the nine months ended September 30, 2004 and 2003, the Company did not have any changes in its equity resulting from non-owner sources and, accordingly, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

The Company has potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for all periods presented. There were 4.6 million and 3.9 million options outstanding at September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, the Company granted 1.3 million options at exercise prices between $3.78 and $4.67 per share, which was fair market value at the date of grant.

2. DISCONTINUED OPERATIONS

In March 2003 certain of the Company’s subsidiaries entered into a definitive agreement (the “Western tower sale”) to sell up to an aggregate of 801 towers, which represented substantially all of the Company’s towers in the Western two-thirds of the United States. The Company ultimately sold 784 of the 801 towers as part of the Western tower sale, representing all but three of the 787 total towers sold in 2003. Gross proceeds realized during 2003 from the sale of the 784 towers were $196.7 million, subject to certain remaining potential adjustments. At September 30, 2004, approximately $ 4.3 million of the proceeds were held by an escrow agent in accordance with provisions of the agreement. In addition, as of September 30, 2004, the Company had a liability of approximately $2.5 million for the estimated remaining potential adjustments associated with the Western tower sale, which is reflected in accrued expenses in the September 30, 2004 Consolidated Balance Sheet (see Note 14).

During the nine months ended September 30, 2004, the Company sold or disposed of 25 of the 61 towers held for sale at December 31, 2003, and reclassified 14 towers back to continuing operations, leaving 22 towers accounted for as discontinued operations as of September 30, 2004. Nineteen of the 22 towers accounted for as discontinued operations at September 30, 2004 are under contract to be sold. The Company considers the other three towers abandoned. Gross proceeds realized from the sale of towers during the nine months ended September 30, 2004 were $0.5 million, resulting in a gain on sale of approximately $0.1 million which is included in loss from discontinued operations, net of income taxes in the accompanying Consolidated Statement of Operations.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the operating results (in thousands) of the discontinued operations relating to the Western tower sale and other towers accounted for as discontinued operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)
Revenues	$21	$636	$151	$11,089

Gross profit	$(50)	$354	$(116)	$7,206

Loss from operations, net of income taxes	$(56)	$(177)	$(203)	$(5,432)
(Loss) gain on disposal of discontinued operations, net of income taxes	(2,013)	13,120	(1,663)	(4,143)

(Loss) income from discontinued operations, net of income taxes	$(2,069)	$12,943	$(1,866)	$(9,575)

A portion of the Company’s interest expense has been allocated to discontinued operations based upon the debt balance attributable to those operations in 2003 and 2004. There was no interest expense allocated to discontinued operations for the three months ended September 30, 2004 and 2003 and $0.8 million of interest expense was allocated to discontinued operations for the nine months ended September 30, 2003.

In May 2004, the Company’s Board of Directors approved a plan of disposition related to site development services operations (including both the site development consulting and site development construction segments) in the Western portion of the United States (“Western site development services”). In June 2004, two business units were sold, and two business units were closed within Western site development services. In the third quarter of 2004, the remaining two site development construction segments within Western site development services were sold. Gross proceeds realized from sale during the third quarter were $0.4 million, and a loss on disposal of discontinued operations of $0.1 million was recorded, which is included in loss from discontinued operations, net of income taxes in the Company’s Consolidated Statements of Operations.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the operating results of the discontinued operations relating to the Western site development services:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)
Revenues	$1,990	$4,791	$13,782	$13,797

Gross (loss) profit	$(404)	$79	$(321)	$695

Loss from operations, net of income taxes	$(360)	$(254)	$(570)	$(303)
Loss on disposal of discontinued operations, net of income taxes	(109)	—	(528)	—

Loss from discontinued operations, net of income taxes	$(469)	$(254)	$(1,098)	$(303)

No interest expense has been allocated to discontinued operations related to Western site development services for the three and nine months ended September 30, 2004 and 2003.

The following is a summarized balance sheet (in thousands) presenting the carrying amounts of the major classes of assets and liabilities related to the towers held for sale and the Western site development services operations classified as discontinued operations as of September 30, 2004 and December 31, 2003, respectively:

	As of September 30, 2004	As of December 31, 2003
Property and equipment, net	$203	$1,379
Other assets	—	372

Assets held for sale	$203	$1,751

Liabilities held for sale	$—	$608

3. CURRENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the second quarter of fiscal 2004, and its adoption did not have an impact on the Company’s current financial position or its results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, (“FIN 46”). FIN 46 provides clarification on the consolidation of certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are defined as variable interest entities (“VIEs”). FIN 46 requires that VIEs be consolidated by the entity considered to be the

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

primary beneficiary of the VIE. In December 2003, the FASB issued FIN 46 (revised December 2003), which effectively modified and clarified certain provisions of FIN 46, as originally issued, and modified the effective date for certain entities. Public companies were required to apply the provisions of FIN 46, as revised, no later than the first reporting period that ended after March 15, 2004. The adoption of FIN 46 did not have an impact on the Company’s consolidated financial statements.

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

The Company has entered into ground leases for the land underlying the majority of the Company’s towers. A majority of these leases require the Company to restore leaseholds to their original condition upon termination of the ground lease. SFAS 143 requires that the net present value of future restoration obligations be recorded as a liability as of the date the legal obligation arises and this amount be capitalized to the related operating asset. At January 1, 2003, the effective date of adoption, the cumulative effect of the change on prior years resulted in a charge of approximately $0.5 million ($0.01 per share), which is included in net loss for the nine months ended September 30, 2003. In addition, at the date of adoption, the Company recorded an increase in tower assets of approximately $0.9 million and recorded an asset retirement obligation liability of approximately $1.4 million. The asset retirement obligation is included in other long-term liabilities in the Consolidated Balance Sheets and was approximately $1.6 million as of September 30, 2004. In determining the impact of SFAS 143, the Company considered the nature and scope of legal restoration obligation provisions contained in its third party ground leases, the historical retirement experience as an indicator of future restoration probabilities, intent in renewing existing ground leases through lease termination dates, current and future value and timing of estimated restoration costs, and the credit adjusted risk-free rate used to discount future obligations.

5. RESTRICTED CASH

Restricted cash at September 30, 2004 was $14.4 million. The restricted cash balance includes $10.0 million of cash pledged as collateral to secure certain obligations of the Company and certain of its affiliates related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business. Approximately $8.0 million of the collateral relates to tower removal obligations, is long-term in nature, and is included in other assets in the Consolidated Balance Sheets. Approximately $2.1 million of the collateral relates to payment and performance bonds, which are shorter term in nature and are included in restricted cash and reflected as a current asset. The remaining $4.3 million of restricted cash relates to funds being held by an escrow agent in accordance with certain provisions of the Western tower purchase and sale agreement. These funds are classified as current as they are expected to be released, net of any required obligations, to the Company during the next twelve months (see Note 14).

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of September 30, 2004	As of December 31, 2003
	(in thousands)
Costs incurred on uncompleted contracts	$52,269	$43,738
Estimated earnings	8,397	4,218
Billings to date	(44,367)	(38,897)

	$16,299	$9,059

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	As of September 30, 2004	As of December 31, 2003
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$16,777	$10,227
Billings in excess of costs and estimated earnings on uncompleted contracts	(478)	(1,168)

	$16,299	$9,059

7. PROPERTY & EQUIPMENT

Property and equipment, excluding assets held for sale, consists of the following:

	As of September 30, 2004	As of December 31, 2003
	(in thousands)
Towers and related components	$1,061,267	$1,054,556
Construction-in-process	343	498
Furniture, equipment and vehicles	31,737	38,403
Land, buildings and improvements	16,470	16,160

	1,109,817	1,109,617
Less: accumulated depreciation and amortization	(311,615)	(254,760)

Property and equipment, net	$798,202	$854,857

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. CURRENT AND LONG-TERM DEBT

	As of September 30, 2004	As of December 31, 2003
	(in thousands)
10 1/4% senior notes, unsecured, interest payable semi-annually in arrears, balloon principal payment of $278,526 due at maturity on February 1, 2009, includes deferred gain related to termination of derivative of $4,011 and $4,559 at September 30, 2004 and December 31, 2003, respectively.	$282,537	$411,000

9 3/4% senior discount notes, net of unamortized original issue discount of $105,723 and $126,204 at September 30, 2004 and December 31, 2003, respectively, unsecured, cash interest payable semi-annually in arrears beginning June 15, 2008, balloon principal payment of $402,024 due at maturity on December 15, 2011.	296,301	275,820

12% senior discount notes, unsecured, cash interest payable semi-annually in arrears beginning September 1, 2003. Balance redeemed in full March 1, 2004.	—	65,673

Senior secured credit facility, interest at varying rates (5.15% to 5.175%) at December 31, 2003. This facility was paid in full in January 2004.	—	118,227

Senior secured credit facility, interest at varying rates (5.34% to 5.62%) at September 30, 2004. Amortization of 0.25% is payable quarterly on term loans commencing September 30, 2004. Outstanding term loan balance due October 31, 2008. Outstanding revolving line of credit balance due July 31, 2008.	309,187	—

Notes payable, interest at 5.4% at September 30, 2004 maturing November 2, 2004.	1	38

	888,026	870,758
Less: current maturities	(3,251)	(11,538)

Long-term debt	$884,775	$859,220

On January 30, 2004, SBA Senior Finance, Inc. (“SBA Senior Finance”) closed on a new senior credit facility (“new credit facility”) in the amount of $400.0 million. This facility consists of a $275.0 million term loan which was funded at closing, a $50.0 million delayed draw term loan which the Company has until November 15, 2004 to draw and a $75.0 million revolving line of credit. As of September 30, 2004, $30.0 million of the delayed draw term loan and $5.0 million of the revolving line of credit was drawn. The revolving line of credit may be borrowed, repaid and redrawn. In November 2004, the Company drew the remaining $20 million available on the delayed draw term loan. Amortization of the term loans commenced September 2004 at a quarterly rate of 0.25% in each of 2004, 2005, 2006 and 2007. All remaining amounts outstanding under the term loans are due on October 31, 2008. There is no amortization of the revolving loans and all amounts outstanding are due on July 31, 2008. The new credit facility will require amortization payments of approximately $1.6 million in 2004 of which $0.8 million has been paid through September 30, 2004. Amounts borrowed under this new credit facility accrue interest at either the base rate, as defined in the agreement, plus 250 basis points or the Euro dollar rate plus 350 basis points. This facility may be prepaid at any time with no prepayment penalty. Amounts borrowed under this new credit facility are secured by a first lien on substantially all of SBA Senior Finance’s assets.

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

The new credit facility requires SBA Senior Finance to maintain specified financial ratios, including ratios regarding its debt to annualized operating cash flow, debt service, cash interest expense and fixed charges for each quarter. This new credit facility contains affirmative and negative covenants that, among other things, restricts its ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants. SBA Senior Finance’s ability in the future to comply with the covenants and access the available funds under the senior credit facility will depend on its future financial performance. As of September 30, 2004, SBA Senior Finance was in compliance with the terms of the new credit facility and had the ability to draw an additional $39.2 million.

On January 30, 2004, SBA Senior Finance used the proceeds from the funding of the $275.0 million term loan under the new credit facility to repay the previous senior credit facility (“old credit facility”) in full, consisting of $144.2 million of principal and accrued interest outstanding. In addition to the amounts outstanding, the Company was required to pay $8.0 million associated with the assignment to the new lenders of the old credit facility. As a result of this prepayment, SBA Senior Finance has written off deferred financing fees associated with the old credit facility of $5.4 million. These amounts are included in loss from write-off of deferred financing fees and extinguishment of debt in the Company’s Consolidated Statements of Operations. SBA Senior Finance has recorded additional deferred financing fees of approximately $6.0 million associated with the new credit facility.

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

During the nine months ended September 30, 2004, the Company repurchased $127.9 million of its 10¼% senior notes in open market transactions. The Company paid $108.6 million inclusive of accrued interest in cash and issued 4.7 million shares of its Class A Common Stock. The Company recognized a loss of $2.4 million related to these repurchases and additionally wrote off $2.4 million of deferred financing fees associated with this debt retirement. These amounts are included in loss from write-off of deferred financing fees and extinguishment of debt in the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2004.

9. SHAREHOLDERS’ (DEFICIT) EQUITY

During the nine months ended September 30, 2004, the Company exchanged $23.4 million of its 10¼% senior notes and accrued interest for 4.7 million shares of its Class A common stock.

From time to time, restricted shares of Class A common stock or options to purchase Class A common stock have been granted under the Company’s equity participation plans at prices below market value at the time of grant. The Company recorded approximately $0.4 million and $0.7 million of non-cash compensation expense during the nine months ended September 30, 2004 and 2003, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. RESTRUCTURING AND OTHER CHARGES

In response to capital market conditions in the telecommunications industry during the past few years, the Company has implemented various restructuring plans discussed below.

In February 2002, as a result of the continuing deterioration of capital market conditions for wireless carriers, the Company announced it was reducing its capital expenditures for new tower development and acquisition activities, suspending any material new investment for additional towers, reducing its workforce and closing or consolidating offices. In connection with this restructuring, a portion of the Company’s workforce was reduced and certain offices were closed, substantially all of which were primarily dedicated to new tower development activities. The accrual of approximately $0.8 million remaining at September 30, 2004, with respect to the 2002 plan, relates primarily to remaining obligations through the year 2012 associated with offices exited or downsized as part of this plan.

The following summarizes the activity during the nine months ended September 30, 2004, related to the 2002 restructuring plan:

	Accrual as of January 1, 2004	Restructuring Charges(credits)	Payments	Non-cash adjustments	Accrual as of September 30, 2004
	(in thousands)
Abandonment of new tower build work in process	$—	$(22)	$—	$22	$—
Employee separation and exit costs	1,040	205	(400)	—	845

	$1,040	$183	$(400)	$22	$845

In February 2003, in response to the continued deterioration in expenditures by wireless service providers, particularly with respect to site development activities, the Company committed to a new plan of restructuring associated with further downsizing activities, including reduction in workforce and closing or consolidation of offices. As a result of the implementation of its plans, the Company recorded a restructuring charge of $1.1 million in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Of the $2.0 million charge recorded during the nine months ended September 30, 2003, approximately $0.4 million related to the abandonment of new tower build work in process. The remaining $1.6 million related primarily to the costs of employee separation and exit costs associated with the closing and downsizing of approximately twelve offices. Included as part of employee separation costs, the Company paid approximately $0.7 million in one-time termination benefits. Of the $2.0 million charge recorded during the nine months ended September 30, 2003, $1.9 million pertains to the Company’s site development segment and $0.1 million pertains to the Company’s site leasing segment.

During the nine months ended September 30, 2004, restructuring charges of $0.04 million and non-cash adjustments reducing these charges of $0.04 million were recorded relating to the 2003 restructuring plan. At September 30, 2004, there are no remaining liabilities recorded relating to the 2003 restructuring plan.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring expense for the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003 which relate to the 2003 and 2002 restructuring plans consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)
Abandonment of new tower build and acquisition work-in-process and related construction materials	$(4)	$160	$(33)	$644
Employee separation and exit costs	7	797	256	1,389

	$3	$957	$223	$2,033

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

During the first quarter of 2003, tower assets previously impaired in 2002 were evaluated under the provisions of recently adopted SFAS 143 as to the existence of asset retirement obligations. In connection with the adoption of SFAS 143, effective January 1, 2003, approximately $0.5 million of tower costs were capitalized to the previously impaired assets. The recoverability of the capitalized tower costs were evaluated in accordance with the provisions of SFAS 144 and determined to be impaired, and were included as an asset impairment charge in the Consolidated Statements of Operations for the nine months ended September 30, 2003.

Additionally, during the second quarter of 2004, the Company identified 14 towers previously classified as held for sale and included in discontinued operations and reclassified them into continuing operations as of June 30, 2004 in accordance with the provisions of SFAS 144. As a result of this reclassification, the book value of the towers were recorded at the lower of (1) the carrying amount of the tower before it was classified as held for sale, net of any depreciation expense that would have been recognized had the asset never been classified as held for sale; or (2) the estimated fair value of the tower at the date of the subsequent decision not to sell. As a result of applying SFAS 144, the Company has increased the book value of these towers by $0.3 million, and recorded this charge as a net reduction to asset impairment charges in the Consolidated Statements of Operations for the nine months ended September 30, 2004.

During the second and third quarters of 2004, the Company reevaluated its future cash flow expectations on one and eight towers respectively that have not achieved expected lease up results. The change in the fair value of these towers, as determined using a discounted cash flow analysis, resulted in an impairment charge of $1.8 million and $0.2 million in the second and third quarter, respectively.

12. STOCK BASED COMPENSATION

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS 123 (“SFAS 148”) which provides alternative methods for a voluntary change

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Black-Scholes option-pricing model was used with the following assumptions:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Risk free interest rate	3.0%	2.0%	3.0%	2.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	115%	90%	115%	90%
Expected lives	4 years	4 years	4 years	4 years

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net loss, as reported	$(24,010)	$(19,666)	$(95,177)	$(121,003)
Non-cash compensation charges included in net loss	114	224	356	696
Incremental stock-based employee compensation credit/(expense) determined under the fair value based method for all awards, net of related tax effects	15	(1,115)	(1,250)	(3,212)

Pro forma net loss	$(23,881)	$(20,557)	$(96,071)	$(123,519)

Loss per share:
Basic and diluted - as reported	$(0.42)	$(0.38)	$(1.68)	$(2.35)
Based and diluted - pro forma	$(0.41)	$(0.39)	$(1.70)	$(2.40)

The effect of applying SFAS 123 in the pro-forma disclosure is not necessarily indicative of future results.

13. INCOME TAXES

The Company has taxable losses in the nine months ended September 30, 2004 and 2003, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more likely than not” that the Company will generate sufficient taxable income in future periods to recognize the assets. The provision for income taxes presented for the three and nine months ended September 30, 2004 and 2003 relates to state and local taxes.

14. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

On April 29, 2004, the Company received notification from the purchaser of the western tower sale as to certain claims for indemnification totaling approximately $4.3 million. As a result of these claims, the full amount of $4.3 million remains held in escrow as restricted cash at September 30, 2004, pursuant to certain adjustment provisions of the Western tower sale agreement. The full amount of the asserted claim has been disputed by the Company. Subsequent to September 30, 2004, the Company and the purchaser of the western tower sale reached an agreement in principle to resolve the claims for indemnification for $2.5 million. Such sum would be released to the purchaser from the $4.3 million held in escrow and the remaining $1.8 million of escrowed funds would be released to the Company. As a result of this agreement in principle, the Company increased its liability related to the Western tower sale to $2.5 million at September 30, 2004. The increase in the liability of $1.9 million was recorded as discontinued operations in the Company’s Statement of Operations for the three and nine months ended September 30, 2004.

The Company sometimes agrees to pay additional acquisition purchase price consideration if the towers or businesses that are acquired meet or exceed certain earnings or new tower targets in the 1-3 years after they have been acquired. As of September 30, 2004, the Company had an obligation to pay up to an additional $1.0 million in consideration if the earnings targets contained in various acquisition agreements are met. This obligation was associated with acquisitions within the Company’s site leasing segment. At the Company’s option, a majority of the additional consideration may be paid in cash or shares of Class A common stock. The Company records such obligations as additional consideration when it becomes probable that the earnings targets will be met.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SEGMENT DATA

The Company operates principally in three business segments: site development consulting, site development construction, and site leasing. The Company’s reportable segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations. Revenues, gross profit, capital expenditures (including assets acquired through the issuance of shares of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company continues to operate are presented below (in thousands):

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment(2)	Total
Three months ended September 30, 2004

Revenues	$36,965	$3,812	$17,966	$—	$58,743
Cost of revenues	$10,532	$3,303	$16,866	$—	$30,701
Gross profit	$26,433	$509	$1,100	$—	$28,042
Capital expenditures	$1,480	$36	$36	$152	$1,704

Three months ended September 30, 2003

Revenues	$32,169	$2,852	$12,573	$—	$47,594
Cost of revenues	$10,486	$2,652	$11,994	$—	$25,132
Gross profit	$21,683	$200	$579	$—	$22,462
Capital expenditures	$3,117	$34	$118	$71	$3,340

Nine months ended September 30, 2004

Revenues	$106,352	$10,721	$48,876	$—	$165,949
Cost of revenues	$31,384	$9,677	$46,063	$—	$87,124
Gross profit	$74,968	$1,044	$2,813	$—	$78,825
Capital expenditures(1)	$4,478	$83	$86	$843	$5,490

Nine months ended September 30, 2003

Revenues	$94,916	$9,226	$36,532	$—	$140,674
Cost of revenues	$31,830	$8,511	$33,366	$—	$73,707
Gross profit	$63,086	$715	$3,166	$—	$66,967
Capital expenditures	$12,118	$143	$2,518	$181	$14,960

Assets

As of September 30, 2004	$827,840	$27,209	$26,142	$34,294	$915,485
As of December 31, 2003	$897,880	$9,511	$46,807	$28,784	$982,982

(1)	Site development construction capital expenditures are net of $300,000 return of deposit on construction in progress.
(2)	Assets not identified by segment consist primarily of general corporate assets

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SUBSEQUENT EVENTS

Horizon Settlement

In October 2004, certain subsidiaries of the Company entered into a settlement with Horizon PCS, Inc., Bright Personal Communications Services, Inc. and Horizon Personal Communications, Inc. (collectively “Horizon”), related to the proofs of claims filed by such subsidiaries in connection with Horizon’s bankruptcy filing in August 2003. Settlement of these matters required Horizon to assume all tenant leases and to pay the Company $1.5 million, the impact of which is being evaluated by the Company and will be recorded in the Company’s Consolidated Balance Sheet and Consolidated Statement of Operations in the fourth quarter of 2004.

Debt Repurchases and Exchanges

Subsequent to September 30, 2004, the Company repurchased $42.0 million of its 10¼% senior notes and $1.3 million at maturity of its 9¾% senior discount notes. The Company paid cash of $15.6 million plus accrued interest and issued 4.1 million shares of its Class A common stock.

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

Revenues derived from the leasing of antenna space at, or on, communication towers continued to increase as a result of our emphasis on our site leasing business through the leasing and management of tower sites. We focus our leasing and site development activities in the Eastern third of the United States where substantially all of our towers are located. Eight hundred twelve towers sold during 2003 and the first nine months of 2004 have been accounted for as discontinued operations in accordance with generally accepted accounting principles. Additionally, 22 towers located in the Western two-thirds of the United States and all Western site development activities have been accounted for as discontinued operations at September 30, 2004.

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

The percentage of total company revenues and gross profit contributed by site leasing services is as follows:

	Percentage of Revenues				Gross Profit Contribution
	For the three months ended September 30,		For the nine months ended September 30,		For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Site Leasing	62.9%	67.6%	64.1%	67.5%	94.3%	96.5%	95.1%	94.2%

The following rollforward summarizes the activity in our tower portfolio from December 31, 2003 to September 30, 2004:

	Operating Towers	Towers Accounted for as Discontinued Operations	Total Towers
Towers owned at December 31, 2003	3,032	61	3,093
Towers sold	(1)	(25)	(26)
Towers transferred to operating	14	(14)	—

Towers owned at September 30, 2004	3,045	22	3,067

During the second quarter of 2004, we reviewed the performance of our tower portfolio, and determined that 14 towers accounted for as discontinued operations would be moved back into continuing operations based upon improved tenant lease up or the prospect of improved tenant lease up. As of September 30, 2004, substantially all of the towers classified as operating towers are in the Eastern third of the United States.

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

The percentage of total company revenues and gross profit contributed by site development services is as follows:

	Percentage of Revenues				Gross Profit Contribution
	For the three months ended September 30,		For the nine months ended September 30,		For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Site development consulting	6.5%	6.0%	6.4%	6.5%	1.8%	0.9%	1.3%	1.1%
Site development construction	30.6%	26.4%	29.5%	26.0%	3.9%	2.6%	3.6%	4.7%

In May 2004, our Board of Directors approved a plan of disposition related to site development services operations (including both the site development consulting and site development construction segments) in the Western portion of the United States (“Western site development services”). In June 2004, two business units were sold, and two business units were closed within Western site development services. In the third quarter of 2004, the remaining two site development construction segments were sold. Gross proceeds realized from sale during the third quarter were $0.4 million, and a loss on disposal of discontinued operations of $0.1 million was recorded, which is included in loss from discontinued operations, net of income taxes in our Consolidated Statements of Operations.

Subsequent to September 30, 2004, we reached an agreement in principle with the purchaser of the Western tower sale to resolve the claims for indemnification for $2.5 million. Such sum would be released to the purchaser from the $4.3 million held in escrow and the remaining $1.8 million of escrowed funds would be released to us. As a result of this agreement in principle, we increased our liability related to the western tower sale to $2.5 million at September 30, 2004. The increase in the liability of $1.9 million was recorded as discontinued operations in our Statement of Operations for the three and nine months ended September 30, 2004.

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

Asset Impairment

We evaluate the potential impairment of individual long-lived assets, principally the tower sites. We record an impairment charge when we believe an investment in towers has been impaired, such that future undiscounted cash flows would not recover the then current carrying value of the investment in the tower site. We consider many factors and make certain assumptions when making this assessment, including but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential, and expected timing of lease-up. In addition, we make certain assumptions in determining an asset’s fair value less costs to sell for purposes of calculating the amount of an impairment charge. Changes in those assumptions or market conditions may result in a fair value less costs to sell which is different from management’s estimates. Future adverse changes in market conditions could result in losses or an inability to recover the carrying value, thereby possibly requiring an impairment charge in the future. In addition, if our assumptions regarding future undiscounted cash flows and related assumptions are incorrect, a future impairment charge may be required.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues

	For the three months ended September 30,
	2004	Percentage of Revenues	2003	Percentage of Revenues	Percentage Change
	(dollars in thousands)
Site leasing	$36,965	62.9%	$32,169	67.6%	14.9%
Site development consulting	3,812	6.5%	2,852	6.0%	33.7%
Site development construction	17,966	30.6%	12,573	26.4%	42.9%

Total revenues	$58,743	100.0%	$47,594	100.0%	23.4%

Site leasing revenue increased primarily due to the increased number of tenants and the amount of equipment added to our towers. As of September 30, 2004, we had 7,136 tenants as compared to 6,779 at September 30, 2003. During the three months ended September 30, 2004, 88.0% of contractual revenues from new leases and amendments executed were related to new tenant installation and 12.0% were related to additional equipment being added by existing tenants. During the three months ended September 30, 2003, 87.5% of contractual revenues from new leases and amendments executed were related to new tenant installation and 12.5% were related to additional equipment being added by existing tenants. Additionally, we have experienced higher average rents per tenant due to higher rents from new tenants, higher rents upon renewals by existing tenants and additional equipment added by existing tenants.

Site development construction revenue increased primarily as the result of the significant services contract awarded by Sprint Spectrum L.P. in mid 2003, which increased our volume of activity during the three months ended September 30, 2004 compared to the same period a year ago.

Cost of Revenues

	For the three months ended September 30,		Percentage Change
	2004	2003

	(in thousands)
Site leasing	$10,532	$10,486	0.4%
Site development consulting	3,303	2,652	24.5%
Site development construction	16,866	11,994	40.6%

Total cost of revenues	$30,701	$25,132	22.2%

Cost of revenues increased primarily due to increased activity associated with the significant services contract awarded by Sprint in mid 2003 related to the site development construction business.

Gross Profit

	For the three months ended September 30,		Percentage Change
	2004	2003
	(in thousands)
Site leasing	$26,433	$21,683	21.9%
Site development consulting	509	200	154.5%
Site development construction	1,100	579	90.0%

Total gross profit	$28,042	$22,462	24.8%

Gross Profit Margin Percentages

	For the three months ended September 30,
	2004	2003
Site leasing	71.5%	67.4%
Site development consulting	13.4%	7.0%
Site development construction	6.1%	4.6%

Gross profit margin	47.7%	47.2%

Gross profit and gross profit margin percentage primarily increased as a result of higher revenues per tower and tower operating cost reduction initiatives related to the site leasing business.

Operating Expenses

	For the three months ended September 30,
	2004	2003	Percentage Change
	(in thousands)
Selling, general and administrative	$7,374	$7,777	(5.2)%
Restructuring and other charges	3	957	(99.7)%
Asset impairment charges	155	50	210.0%
Depreciation, accretion and amortization	20,511	21,000	(2.3)%

Total operating expenses	$28,043	$29,784	(5.8)%

Selling, general and administrative expenses decreased primarily as a result of the incurrence of $0.9 million of certain non-recurring professional fees during the quarter ended September 30, 2003, offset primarily by increases in professional fees relating to Sarbanes-Oxley compliance during the quarter ended September 30, 2004.

Restructuring expense decreased as a result of the restructuring charge of $1.0 million which was recorded for the three months ended September 30, 2003 but did not recur in the three months ended September 30, 2004.

Other Income (Expense)

	For the three months ended September 30,
	2004	2003	Percentage Change
	(in thousands)
Interest income	$88	$120	(26.7)%
Interest expense	(11,270)	(21,534)	(47.7)%
Non-cash interest expense	(7,022)	(1,410)	398.0%
Amortization of debt issuance costs	(900)	(1,343)	(33.0)%
Loss from write-off of deferred financing fees and extinguishment of debt	(2,092)	(408)	412.7%
Other	3	(25)	(112.0)%

Total other income (expense)	$(21,193)	$(24,600)	(13.8)%

Interest expense decreased during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 primarily as a result of the repurchases and redemption of the 12% senior discount notes with proceeds from the 9¾% senior discount notes issued in December 2003 and proceeds from our current senior credit facility which we obtained in January 2004.

Non-cash interest expense increased due to the amortization of the original interest discount of the 9¾% senior discount notes, which replaced the interest bearing 12% senior discount notes.

The increase in loss from write-off of deferred financing fees and extinguishment of debt is attributable to the write-off of $2.1 million of deferred financing fees relating to the repurchase of $25.8 million of our 10¼% senior notes in the third quarter of 2004. During the three months ended September 30, 2003, a loss of $0.4 million relating to the repurchase of $25.0 million of our 10¼% senior notes was recorded.

Loss from Continuing Operations

Loss from continuing operations decreased to $21.5 million for the three months ended September 30, 2004 from $32.4 million for the three months ended September 30, 2003. This decrease was primarily a result of increased gross profit of $5.6 million and a decrease in interest expense and non-cash interest expense of $4.7 million.

Discontinued Operations, Net of Income Taxes

(Loss) gain from discontinued operations decreased to a loss of $2.5 million for the three months ended September 30, 2004 from a gain of $12.7 million for the three months ended September 30, 2003. This decrease resulted primarily from the gain on sale of 137 towers which was included in discontinued operations in the third quarter of 2003 as compared a loss resulting from the recording of an additional liability of $1.9 million in the third quarter of 2004. This additional liability related to the agreement in principle to settle the indemnification claims related to the towers sold in 2003.

Net Loss

Net loss increased to $24.0 million for the three months ended September 30, 2004 from $19.7 million for the three months ended September 30, 2003. The increase in net loss is primarily the result of the increase in loss from discontinued operations offset by the increase in gross profit and the decrease in interest expense.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues

	For the nine months ended September 30,
	2004	Percentage of Revenues	2003	Percentage of Revenues	Percentage Change
	(dollars in thousands)
Site leasing	$106,352	64.1%	$94,916	67.5%	12.0%
Site development consulting	10,721	6.4%	9,226	6.5%	16.2%
Site development construction	48,876	29.5%	36,532	26.0%	33.8%

Total revenues	$165,949	100.0%	$140,674	100.0%	18.0%

Site leasing revenue increased due to the increased number of tenants and the amount of equipment added to our towers. As of September 30, 2004, we had 7,136 tenants as compared to 6,779 at September 30, 2003. During the nine months ended September 30, 2004, 87.3% of contractual revenues from new leases and amendments executed were related to new tenant installation and 12.7% were related to additional equipment being added by existing tenants. During the nine months ended September 30, 2003, 87.3% of contractual revenues from new leases and amendments executed were related to new tenant installation and 12.7% were related to additional equipment being added by existing tenants. Additionally, we have experienced higher average rents per tenant due to higher rents from new tenants, higher rents upon renewals by existing tenants and additional equipment added by existing tenants.

Site development construction revenue increased primarily as a result of revenue generated from a significant services contract awarded by Sprint in mid 2003, which increased our volume of activity during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

Cost of Revenues

	For the nine months ended September 30,
	2004	2003	Percentage Change
	(in thousands)
Site leasing	$31,384	$31,830	(1.4)%
Site development consulting	9,677	8,511	13.7%
Site development construction	46,063	33,366	38.1%

Total cost of revenues	$87,124	$73,707	18.2%

Site leasing cost of revenues decreased primarily as a result of lower repair, maintenance, and utility expenses and other tower operating expense cost control initiatives. Site development construction cost of revenues increased primarily due to increased activity associated with the Sprint contract. Additionally, in the first quarter of 2004, cost overruns related to weather conditions in the Northeast, performance issues and lower volume of activity in certain markets against which certain fixed costs were incurred resulted in higher costs in the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003.

Gross Profit

	For the nine months ended September 30,
	2004	2003	Percentage Change
	(in thousands)
Site leasing	$74,968	$63,086	18.8%
Site development consulting	1,044	715	46.0%
Site development construction	2,813	3,166	(11.1)%

Total gross profit	$78,825	$66,967	17.7%

Gross Profit Margin Percentages

	For the nine months ended September 30,
	2004	2003
Site leasing	70.5%	66.5%
Site development consulting	9.7%	7.7%
Site development construction	5.8%	8.7%

Gross profit margin	47.5%	47.6%

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

Operating Expenses

	For the nine months ended September 30,
	2004	2003	Percentage Change
	(in thousands)
Selling, general and administrative	$21,652	$22,992	(5.8)%
Restructuring and other charges	223	2,034	(89.0)%
Asset impairment charges	1,714	10,766	(84.1)%
Depreciation, accretion and amortization	61,755	63,337	(2.5)%

Total operating expenses	$85,344	$99,129	(13.9)%

Selling, general and administrative expenses decreased primarily as a result of the incurrence of approximately $1.8 million of certain non-recurring professional fees during the first nine months of 2003, offset primarily by increases in professional fees relating to Sarbanes-Oxley compliance during the first nine months of 2004.

Restructuring expense decreased as a result of the implementation of our restructuring plan in 2003 which resulted in a charge of $2.0 million for the nine months ended September 30, 2003. There was only $0.2 million recorded in the nine months ended September 30, 2004 related to this plan and there were no new restructuring plans implemented during the nine months ended September 30, 2004.

In 2003, we recognized approximately $10.8 million in asset impairment charges relating to 40 operating towers. During the nine months ended September 30, 2004, we recognized an additional $2.0 million of asset impairment charges relating to 9 operating towers, which was offset by a reduction of $0.3 million relating to 14 towers placed back into continuing operations during the second quarter of 2004.

Other Income (Expense)

	For the nine months ended September 30,
	2004	2003	Percentage Change
	(in thousands)
Interest income	$285	$373	(23.9)%
Interest expense	(36,816)	(61,177)	(39.8)%
Non-cash interest expense	(21,035)	(7,210)	191.7%
Amortization of debt issuance costs	(2,611)	(3,770)	(30.7)%
Loss from write-off of deferred financing fees and extinguishment of debt	(24,764)	(5,250)	371.7%
Other	74	(16)	(562.5)%

Total other income (expense)	$(84,867)	$(77,050)	10.1%

Interest expense decreased during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 primarily as a result of the repurchases and redemption of the 12% senior discount notes with proceeds from the 9 ¾% senior discount notes issued in December 2003 and proceeds from our current senior credit facility which we obtained in January 2004.

Non cash interest expense increased due to the amortization of the original interest discount of the 9 ¾% senior discount notes, which replaced the interest bearing 12% senior discount notes.

The increase in loss from write-off of deferred financing fees and extinguishment of debt is attributable to a write-off of $9.3 million of deferred financing fees and a $15.5 million loss on extinguishment of debt associated with the early retirement of our 12% senior discount notes, a portion of our 10¼% senior notes and the termination of the prior senior credit facility in the nine months ended September 30, 2004 versus the write-off of $5.7 million of deferred financing fees associated with the refinancing of our senior secured credit facility loans which were repaid in full, offset by the gain on extinguishment of debt of $0.4 million relating to the repurchase of our 12% senior discount notes for the comparable period in 2003.

Loss from Continuing Operations

Loss from continuing operations decreased to $92.2 million for the nine months ended September 30, 2004 from $110.6 million for the nine months ended September 30, 2003. This decrease was primarily a result of increased gross profit within the site leasing segment of $11.9 million, lower impairment charges of $9.1 million, lower interest and non-cash interest expense of $10.5 million, and was offset by increases in loss from write-off of deferred financing fees and extinguishment of debt of $19.5 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

Discontinued Operations, Net of Income Taxes

Loss from discontinued operations decreased to $3.0 million for the nine months ended September 30, 2004 from $9.9 million for the nine months ended September 30, 2003. This decrease resulted primarily from the loss from discontinued operations relating to a total of 834 towers included in discontinued operations in the nine months ended September 30, 2003 as compared to only 47 towers included in discontinued operations in the nine months ended September 30, 2004.

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

Net Loss

Net loss decreased to $95.2 million for the nine months ended September 30, 2004 from $121.0 million for the nine months ended September 30, 2003. The decrease in net loss is primarily the result of the decrease in loss from discontinued operations, lower impairment charges and the increase in gross profit within the site leasing segment offset by increases in loss from write-off of deferred financing fees during the nine months ended September 30, 2004.

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

A summary of our cash flows is as follows:

For the nine months ended September 30, 2004
(in thousands)
Summary Cash Flow Information:

Cash provided by operating activities	$14,061
Cash used by investing activities	(39)
Cash used in financing acitivities	(1,364)

Increase in cash and cash equivalents	12,658
Cash and cash equivalents, December 31, 2003	8,338

Cash and cash equivalents, September 30, 2004	$20,996

Sources of Liquidity

In December 2003, SBA Communications and Telecommunications co-issued $402.0 million of aggregate principal amount at maturity of their 9¾% senior discount notes, which produced net proceeds of approximately $267.1 million after deducting offering expenses. A portion of the proceeds from the senior discount notes were used to tender, repurchase and redeem all of our 12% senior discount notes during the first quarter of 2004 and to repurchase a portion of our 10¼% senior notes during the first quarter ended March 31, 2004.

During January 2004, SBA Senior Finance closed on a new senior credit facility in the amount of $400.0 million. This new credit facility consists of a $275.0 million term loan which was funded at closing, a $50.0 million delayed draw term loan and a $75.0 million revolving line of credit. SBA Senior Finance used the proceeds from the funding of the $275.0 million term loan under the new senior credit facility to, in part, repay the old credit facility in full, consisting of $144.2 million of principal and accrued interest outstanding. In addition to the amounts outstanding on the old credit facility, we were required to pay $8.0 million to the lenders under the old credit facility to facilitate the assignment of the old credit facility to the new lenders. Between June and September 2004, we drew an additional $30 million on the delayed draw term loan. As of September 30, 2004, $5 million of the revolving line of credit remains outstanding. SBA Senior Finance has recorded additional deferred financing fees of approximately $6.0 million associated with this new credit facility.

In addition to our capital restructuring activities completed in 2003 and the first three quarters of 2004, in order to manage our significant levels of indebtedness and to ensure continued compliance with our financial covenants, we may explore a number of alternatives, including selling certain assets or lines of business, issuing equity, repurchasing, restructuring or refinancing or exchanging for equity some or all of our debt or pursuing other financial alternatives, and we may from time to time implement one or more of these alternatives. One or more of the alternatives may include the possibility of issuing additional shares of common stock or securities convertible into shares of common stock, or converting existing indebtedness into shares of common stock, any of which would dilute our existing shareholders. We cannot assure you that any of these strategies can be consummated, or if consummated, would effectively address the risks associated with our significant level of indebtedness.

Cash provided by operating activities was $14.1 million for the nine months ended September 30, 2004. Included in this amount is $15.2 million related to a decrease in short-term investments associated with the sale of certain trading securities. Additionally, growth in our site leasing business during the nine months ended September 30, 2004 also contributed to the increase in cash provided by operating activities, offset by a net increase of other working capital items.

Uses of Liquidity

During the first quarter of 2004, we repurchased and redeemed all $65.7 million of our outstanding 12% senior discount notes. During the nine months ended September 30, 2004 we repurchased in the open market $127.9 million of our outstanding 10¼% senior notes. Of these repurchases, $105.8 million were repurchased with cash and $22.1 million were exchanged for 4.7 million shares of our Class A common stock. Additionally, during the nine months ended September 30, 2004, approximately $51.8 million of cash was paid for interest on our various debt instruments. Subsequent to September 30 and through the date of this filing, we have repurchased an additional $42.0 million of our 10¼% senior notes and $1.3 million at maturity of our 9¾% senior discount notes. Of these repurchases, $14.5 million were repurchased with cash and $28.4 million were exchanged for 4.1 million shares of our Class A common stock. As a result of our refinancing activities discussed above, our cash interest requirements for 2004 are expected to be significantly lower than the requirements in 2003.

Our cash capital expenditures for the nine months ended September 30, 2004 were $5.5 million, which was comprised of $3.1 million of tower upgrades and other capital improvements, $0.5 million of new tower construction, $0.9 million of earn-outs and acquisitions, and $1.0 million for general corporate expenditures. Due to the relatively young age of our towers and remaining capacity available to accommodate new tenants, it is not necessary for us to spend a significant amount of dollars for capital improvements or modifications to our towers to accommodate new tenants. We estimate we will incur approximately $1,000 per tower per year on these types of capital expenditures. For the fourth quarter of 2004, we expect to incur capital expenditures of approximately $3.5 to $4.5 million primarily in connection with our plans to complete 10 to 15 new tower builds during the fourth quarter of 2004 and commence work on a number of other towers. All of these planned capital expenditures are expected to be funded by cash on hand, cash flow from operations, and cash availability from the senior credit facility. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio.

Debt Service Requirements

At September 30, 2004 we had $282.5 million outstanding of our 10¼% senior notes. This amount includes a $4.0 million deferred gain related to the termination of a derivative instrument in 2002. As a result of the repurchase of $42.0 million of our 10¼% senior notes, we have $236.5 million outstanding of our 10¼% senior notes, excluding the deferred gain on termination of a derivative, as of the date of this filing. The 10¼% senior notes mature February 1, 2009. Interest on these notes is payable February 1 and August 1 of each year. Based on amounts outstanding at the time of this filing, annual debt service requirements are approximately $24.2 million.

At September 30, 2004 we had $296.3 million outstanding of our 9¾% senior discount notes. As a result of the repurchase of $1.3 million at maturity of our 9¾% senior discount notes, we have $295.4 million outstanding of our 9¾% senior discount notes as of the date of this filing and at December 15, 2007 will have a balance of $400.8 million. The 9¾% notes accrete in value until December 15, 2007. These notes mature December 15, 2011. Interest on these notes is payable June 15 and December 15, beginning June 15, 2008.

As of September 30, 2004 we had $309.2 million outstanding under the senior secured credit facility. As a result of drawing down the remaining $20.0 million available to us under the delayed draw term loan and repaying $5.0 million outstanding under the senior credit facility, we have $324.2 million outstanding under the senior credit facility. Based on this outstanding amount and rates in effect at such time, we estimate our annual debt service including amortization to be approximately $18.1 million in 2004 and $21.4 million annually thereafter related to our senior credit facility.

The issuance of our 9¾% senior discount notes and the new senior credit facility coupled with the retirement of the 12% senior discount notes, open market purchases and exchanges of our 10¼% senior notes and the repayment of our prior senior credit facility is expected to result in a cash savings in excess of $60 million in debt service and amortization payments in 2004.

Capital Instruments

Senior Notes and Senior Discount Notes

The 10¼% senior notes were issued by SBA Communications, are unsecured and are pari passu in right of payment with our other existing and future senior indebtedness. The 9¾% senior discount notes were co-issued by the Company and Telecommunications in December 2003, are unsecured, rank pari passu with the senior indebtedness and are structurally senior to all indebtedness of SBA Communications. Both the 10¼% senior notes and the 9¾% senior discount notes place certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sale of assets, transactions with affiliates, sale and leaseback transactions, certain investments and our ability to merge or consolidate with other entities.

January 2004 Senior Credit Facility

On January 30, 2004, SBA Senior Finance closed on a new senior credit facility in the amount of $400.0 million. This facility consists of a $275.0 million term loan which was funded at closing, a $50.0 million delayed draw term loan, and a $75.0 million revolving line of credit. The revolving lines of credit may be borrowed, repaid and redrawn. Amortization of the term loan commenced in September 2004 at a quarterly rate of 0.25% in each of 2004, 2005, 2006 and 2007. All remaining outstanding amounts under the term loans are due October 31, 2008. There is no amortization of the revolving loans and all amounts outstanding under the revolving facility are due on July 31, 2008. Amounts borrowed under this facility accrue interest at either the base rate, as defined in the agreement, plus 250 basis points or a Euro dollar rate plus 350 basis points. This facility may be prepaid at any time with no prepayment penalty. Amounts borrowed under this facility are secured by a first lien on substantially all of SBA Senior Finance’s assets. In addition, each of SBA Senior Finance’s domestic subsidiaries has guaranteed the obligations of SBA Senior Finance under the senior credit facility and has pledged substantially all of their respective assets to secure such guarantee. In addition, SBA Communications and Telecommunications have pledged, on a non-recourse basis, all of the common stock of Telecommunications and SBA Senior Finance to secure SBA Senior Finance’s obligations under this senior credit facility.

The new senior credit facility requires SBA Senior Finance to maintain specified financial ratios, including ratios regarding its debt to annualized operating cash flow, debt service, cash interest expense and fixed charges for each quarter. This new senior credit facility contains affirmative and negative covenants that, among other things, restricts its ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants. Additionally, this facility permits distributions by SBA Senior Finance to Telecommunications and SBA Communications to service their debt, pay consolidated taxes, pay holding company expenses and for the repurchase of senior notes or senior discount notes subject to compliance with the covenants discussed above. SBA Senior Finance’s ability in the future to comply with the covenants and access the available funds under the senior credit facility in the future will depend on its future financial performance. As of September 30, 2004, we were in full compliance with the financial covenants contained in this agreement, have an outstanding balance of $309.2 million, consisting of a $304.2 million term loan and a $5.0 million revolver. In addition, we have the ability to withdraw an additional $39.2 million at September 30, 2004. In November 2004, we drew the remaining $20 million available to us under the delayed draw term loan. We intend to refinance our new senior credit facility in order to reduce the LIBOR spread and effect certain other anendments.

Inflation

The impact of inflation on our operations has not been significant to date. However, we cannot assure you that a change in the rate of inflation in the future will not adversely affect our operating results.

Recent Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the second quarter of fiscal 2004, and its adoption did not have an impact on our current financial position or its results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, (“FIN 46”). FIN 46 provides clarification on the consolidation of certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are defined as variable interest entities (“VIEs”). FIN 46 requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE. In December 2003, the FASB issued FIN 46 (revised December 2003), which effectively modified and clarified certain provisions of FIN 46, as originally issued, and modified the effective date for certain entities. Public companies were required to apply the provisions of FIN 46, as revised, no later than the first reporting period that ended after March 15, 2004. The adoption of FIN 46 did not have an impact on our consolidated financial statements.

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

The following table presents the future principal payment obligations and interest rates associated with our long-term debt instruments assuming our actual level of long-term debt indebtedness as of September 30, 2004:

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(in thousands)
Long-term debt:
Fixed rate (10 1/4%)	$—	$—	$—	$—	$—	$282,537	$282,537	$301,608
Fixed rate (9 3/4%)	$—	$—	$—	$—	$—	$402,024	$402,024	$327,650

Senior credit facility, $309.2 million (variable rates 5.34% to 5.62% at September 30, 2004).
Amortization of 0.25% is payable quarterly on committed term loan amounts commencing September 30, 2004.(1)	$813	$3,250	$3,250	$3,250	$298,625	$—	$309,188	$309,188
Note payable, fixed rate (5.4%)	$1	$—	$—	$—	$—	$—	$1	$1

(1)	Amortization calculated on $325 million term loan commitment available under the credit facility at November 15, 2004. Amortization calculation is reduced for the amount of delayed draw term loan that is unused and expired.

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

Senior Note and Senior Discount Note Disclosure Requirements

The indentures governing our 10¼% senior notes and our 9¾% senior discount notes require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries. As of September 30, 2004 we had no unrestricted subsidiaries. Additionally, we are required to disclose (i) Tower Cash Flow, as defined in the indentures, for the most recent fiscal quarter and (ii) Adjusted Consolidated Cash Flow, as defined in the indentures, for the most recently completed four-quarter period. This information is presented solely as a requirement of the indentures. Such information is not intended as an alternative measure of financial position, operating results or cash flows from operations (as determined in accordance with generally accepted accounting principles). Furthermore, our measure of the following information may not be comparable to similarly titled measures of other companies.

Tower Cash Flow and Adjusted Consolidated Cash Flow as defined in our 10¼% senior note and 9¾% senior discount note indentures are as follows:

	10 1/4% Senior Notes	9 3/4% Senior Discount Notes
	(in thousands)
HoldCo Tower Cash Flow for the three months ended September 30, 2004(1)	$21,865	$74,968
OpCo Tower Cash Flow for the three months ended September 30, 2004(2)	n/a	$74,968
HoldCo Adjusted Consolidated Cash Flow for the twelve months ended September 30, 2004(1)	$82,651	$82,405
OpCo Adjusted Consolidated Cash Flow for the twelve months ended September 30, 2004(2)	n/a	$87,066

(1)	In the indenture for the 9 3/4% senior discount notes HoldCo is referred to as the “Co-Issuer” or SBA Communications Corporation.
(2)	In the indenture for the 9 3/4% senior discount notes OpCo is referred to as the “Company” or SBA Telecommunications, Inc.

Disclosure Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund operations and meet our obligations as they become due during 2004;

•	our intention to refinance our senior credit facility;

•	our expectations regarding the release of certain funds relating to the Western tower sale being held by an escrow agent

•	our ability to sell or otherwise dispose of the 22 towers accounted for in discontinued operations and located in the Western two-thirds of the United States and the timing of such disposition;

•	our estimates regarding our annual debt service and cash interest requirements in 2004 and thereafter;

•	our estimates regarding cash savings in debt service and amortization payments in 2004 as a result of our debt refinancing activities;

•	our beliefs and estimates regarding certain accounting policies; and

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our inability to sufficiently increase our revenues and maintain or decrease expenses and cash capital expenditures to permit us to fund operations and meet our obligations as they become due;

•	our ability to complete 10 to 15 new tower builds during the fourth quarter of 2004 and commence work on a number of other towers;

•	any required obligations to be paid out of the Western tower sale funds being held in escrow;

•	our ability to identify suitable purchasers for the 22 towers accounted for in discontinued operations and enter into agreements on mutually acceptable terms and successfully consummate such sales;

•	the inability of our clients to access sufficient capital or their unwillingness to expend capital to fund network expansion or enhancements;

•	our ability to continue to comply with covenants and the terms of our senior credit facility and to access sufficient capital to fund our operations;

•	our ability to secure as many site leasing tenants as planned;

•	our ability to expand our site leasing business;

•	our ability to successfully address zoning issues;

•	our ability to retain current lessees on our towers;

•	the actual amount and timing of services rendered and revenues received under our contract with Sprint Spectrum L.P.;

•	our ability to realize economies of scale from our tower portfolio; and

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry.

We assume no responsibility for updating forward-looking statements contained in this quarterly report.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2004. Based on such evaluation, such officers have concluded that, as of September 30, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 6, 2004, we issued 445,000 shares of our Class A common stock in exchange for $2.1 million of our 10¼% senior notes plus accrued interest.

On August 6, 2004, we issued 214,300 shares of our Class A common stock in exchange for $1.0 million of our 10¼% senior notes plus accrued interest.

On August 19, 2004, we issued 428,000 shares of our Class A common stock in exchange for $2.0 million of our 10¼% senior notes plus accrued interest.

On September 14, 2004, we issued 410,000 shares of our Class A common stock in exchange for $2.0 million of our 10¼% senior notes plus accrued interest.

On September 21, 2004, we issued 966,000 shares of our Class A common stock in exchange for $5.3 million of our 10¼% senior notes plus accrued interest.

On September 28, 2004, we issued 350,000 shares of our Class A common stock in exchange for $2.0 million of our 10¼% senior notes plus accrued interest.

Sales of equity securities subsequent to September 30, 2004

On October 8, 2004, we issued 487,000 shares of our Class A common stock in exchange for $3.0 million of our 10¼% senior notes plus accrued interest.

On October 12, 2004, we issued 483,000 shares of our Class A common stock in exchange for $3.0 million of our 10¼% senior notes plus accrued interest.

On October 14, 2004, we issued 393,000 shares of our Class A common stock in exchange for $2.5 million of our 10¼% senior notes plus accrued interest.

On October 15, 2004, we issued 135,728 shares of our Class A common stock in exchange for $1.25 million at maturity of our 9¾% senior discount notes.

On October 18, 2004, we issued 424,000 shares of our Class A common stock in exchange for $3.0 million of our 10¼% senior notes plus accrued interest.

On October 19, 2004, we issued 710,000 shares of our Class A common stock in exchange for $5.0 million of our 10¼% senior notes plus accrued interest.

On October 22, 2004, we issued 273,000 shares of our Class A common stock in exchange for $2.0 million of our 10¼% senior notes plus accrued interest.

On October 22, 2004, we issued 410,000 shares of our Class A common stock in exchange for $3.0 million of our 10¼% senior notes plus accrued interest.

On November 3, 2004, we issued 405,000 shares of our Class A common stock in exchange for $3.0 million of our 10¼% senior notes plus accrued interest.

On November 3, 2004, we issued 133,478 shares of our Class A common stock in exchange for $1.0 million of our 10¼% senior notes plus accrued interest.

On November 5, 2004, we issued 125,507 shares of our Class A common stock in exchange for $1.0 million of our 10¼% senior notes plus accrued interest.

On November 8, 2004, we issued 122,521 shares of our Class A common stock in exchange for $1.0 million of our 10¼% senior notes plus accrued interest.

The shares of our Class A common stock described above were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

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

SBA COMMUNICATIONS CORPORATION

November 8, 2004	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

November 8, 2004	/s/ Anthony J. Macaione
Anthony J. Macaione
Chief Financial Officer
(Principal Financial Officer)