Form 10-K
period 2004-12-31
SBA COMMUNICATIONS CORP
filed 2005-03-16
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Class A common stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)     Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $164.6 million as of June 30, 2004.

The number of shares outstanding of the Registrant’s common stock (as of March 8, 2005):

Class A common stock—65,377,083 shares

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2005 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2004, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

General

We are a leading independent owner and operator of wireless communications towers in the Eastern third of the United States. We generate revenues from our two businesses, site leasing and site development. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a carrier, built or constructed based on our own initiative or acquired. As of December 31, 2004, we owned 3,060 towers in continuing operations, approximately 60% of which we have built ourselves. In our site development business, we offer wireless service providers assistance in developing and maintaining their own wireless service networks. Since our founding in 1989, we have participated in the development of more than 25,000 antenna sites in 49 of the 51 major wireless markets in the United States.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. Our site leasing business generates substantially all of our gross profit. Our activities are focused in the Eastern third of the United States where substantially all of our towers are located. We believe that over the long term our site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and network coverage requirements. We lease antenna space on the towers we have constructed, the towers we have acquired, and the towers we lease, sublease and/or manage for third parties. Our site leasing revenue comes from a variety of wireless carrier tenants, including ALLTEL, Cingular, Nextel, Sprint PCS, T-Mobile, and Verizon Wireless, and we believe our current tower portfolio positions us to take advantage of wireless carriers’ antenna and equipment deployment. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers will be minimal. Consequently, we expect to grow our cash flows by adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring carriers to bear all or a portion of the cost of tower modifications. Because our towers are strategically positioned and our customers typically do not re-locate, we have historically experienced low customer churn as a percentage of revenue. Our lease contracts typically have terms of five years or more with multiple term tenant renewal options and provide for annual rent escalators.

During 2004 we announced our intention to re-commence, on a limited basis, our new build program. The towers under our new build program will be constructed either under build-to-suit arrangements or in locations chosen by us. Under our build-to-suit arrangements, we will build towers for a wireless service provider on a location of their direction. We retain ownership of the tower and the exclusive right to co-locate additional tenants on the tower. In addition, we intend on building towers on locations chosen by us. Based on our knowledge of our customers’ needs, we seek to identify attractive locations for new towers and complete pre-construction procedures necessary to secure the site concurrently with our leasing efforts. Our intent is that each of our new builds will have at least one tenant on the day that it is completed and we expect that many will have multiple tenants. We expect to build a total of 50 to 75 new towers during 2005.

The table below provides information regarding the development and status of our tower portfolio over the past five years.

	As of December 31,
	2004	2003	2002	2001	2000
Towers owned at beginning of period	3,093	3,877	3,734	2,390	1,163
Towers constructed	10	13	141	667	779
Towers acquired	5	—	53	677	448
Towers reclassified/disposed of (1)	(42)	(797)	(51)	—	—

Towers owned at end of period	3,066	3,093	3,877	3,734	2,390

Towers held for sale at end of period	6	47	837	815	552
Towers in continuing operations at end of period	3,060	3,046	3,040	2,919	1,838

Towers owned at end of period	3,066	3,093	3,877	3,734	2,390

(1)	Reclassifications reflect the combination for reporting purposes of multiple acquired tower structures on a single parcel of real estate, which we market and customers view as a single location, into a single owned tower site. Dispositions reflect the sale, conveyance or other legal transfer of owned tower sites.

As of December 31, 2004, we had 7,257 tenants on our 3,060 towers included in continuing operations.

At December 31, 2004, our same tower revenue growth (defined as year over year growth on towers owned at December 31, 2003 that were still owned by the Company at December 31, 2004) was 14% and our same tower site leasing gross profit growth was 20% on the 3,053 towers we owned as of December 31, 2003 and December 31, 2004 in continuing operations.

The following chart includes details regarding our site leasing revenue and gross profit percentage:

	For the year ended December 31,
	2004	2003	2002
	(dollars in thousands)
Site leasing revenue	$144,004	$127,852	$115,121
Percentage of total revenue	62.2%	66.6%	53.7%
Site leasing gross profit percentage contribution of total	94.1%	93.5%	79.4%

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

Site Development Services

Our site development business consists of two segments, site development consulting and site development construction, through which we provide wireless service providers a full range of end-to-end services. In the consulting segment of our site development business, we offer clients the following services: (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and antennas; (4) support in buying or leasing of the location; and (5) assistance in obtaining zoning approvals and permits. In the construction segment of our site development business we provide a number of services, including, but not limited to the following: (1) tower and related site construction; (2) antenna installation; and (3) radio equipment installation, commissioning and maintenance. During 2004, we completed our previously announced plan to exit the services business in the Western portion of the United States based on our determination that this business was no longer beneficial to our site leasing business. Consequently, our services business is focused in the Northeast and Southeast regions of the U.S. In these regions we are involved in major projects with most of the major wireless communications and services companies. Our site development customers include Bechtel Corporation, Cingular, General Dynamics, Nextel, Sprint PCS, T-Mobile and Verizon Wireless.

Business Strategy

Our primary strategy is to capture the maximum benefits from our position as a leading owner and operator of wireless communications towers. Key elements of our strategy include:

Focusing on Site Leasing Business with Stable, Recurring Revenues. We intend to continue to focus on and allocate substantially all of our capital resources to expanding our site leasing business due to its attractive characteristics such as long-term contracts, built-in rent escalators, high operating margins and low customer churn. The long-term nature of the revenue stream of our site leasing business makes it less volatile than our site development business, which is more reactive to changes in industry conditions. By focusing on our site leasing business, we believe that we can maintain a stable, recurring cash flow stream and reduce our exposure to cyclical changes in customer spending.

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

Geographically Focusing our Tower Ownership. We have decided to focus our tower ownership geographically in the Eastern third of the United States. We believe that focusing our site leasing activities in this smaller geographic area, where we have a higher concentration of towers, will improve our operating efficiencies and reduce our overhead expenses and procure higher revenue per tower.

Disciplined Capital Expenditures While Reducing our Leverage. Over the last two years, we have successfully reduced our leverage and implemented a disciplined level of capital expenditures. While we plan on selectively investing in new tower builds and/or tower acquisitions that we believe present good business opportunities, we intend that these investments will be consistent with our commitment to proactively manage our level of capital expenditures and reduce our leverage below current levels.

Using our Local Presence to Build Strong Relationships with Major Wireless Service Providers. Given the nature of towers as location specific communications facilities, we believe that substantially all of what we do is best done locally. Consequently, we have a broad field organization that allows us to develop and capitalize on our experience, expertise and relationships in each of our local markets which in turn enhances our customer relationships. Due to our presence in local markets, we believe we are well positioned to capture additional site leasing business and new tower build opportunities in our markets and identify and participate in site development projects across our markets.

Capturing Other Revenues That Flow From our Tower Ownership. To help maximize the revenue and profit we earn from capital investment in our towers, we provide services at our tower locations beyond the leasing of antenna space, including antenna installation and equipment installation. Because of our ownership of the tower, our control of the tower site and experience and capabilities in providing installation services, we believe that we are well positioned to perform more of these services and capture the related revenue.

Capitalizing on our Management Experience. Our management team has extensive experience in site leasing and site development services. Management believes that its industry expertise and strong relationships with wireless carriers will allow us to expand our position as a leading provider of site leasing and site development services.

Company Services

We provide our services on a local basis, through regional offices, territory offices and project offices, some of which are opened and closed on a project-by-project basis. Operationally, we are divided into two regions in the Eastern portion of the United States, run by vice presidents. Each region is divided into geographic territories run by local managers. Within each manager’s geographic area of responsibility, he or she is responsible for all site development operations, including hiring employees and opening or closing project offices, and a substantial portion of the sales in such area.

Our executive, corporate development, accounting, finance, human resources, legal and regulatory, information technology and site administration personnel, and our network operations center are located in our headquarters in Boca Raton, Florida. Certain sales, new tower build support and tower maintenance personnel are also located in our Boca Raton office.

Customers

Since commencing operations, we have performed site leasing and site development services for most of the largest wireless service providers. The majority of our contracts have been for PCS, enhanced specialized mobile radio, or ESMR, and cellular providers of wireless telephony services. We also serve wireless data and Internet, paging, PCS narrowband, specialized mobile radio, multi-channel multi-point distribution service, or MMDS, and multi-point distribution service, or MDS, wireless providers. In both our site development and site leasing businesses, we work with large national providers and smaller local, regional or private operators. We depend on a relatively small number of customers for our site leasing and site development revenues. The following customers represented at least 10% of our total revenues during at least one of the last three years:

	Percentage of Total Revenues For the year ended December 31,
	2004	2003	2002
Cingular (including AT&T Wireless)	22.7%	20.3%	14.5%
Sprint PCS	15.7%	8.6%	5.2%
Bechtel Corporation	6.1%	10.4%	13.8%

During the past two years, we provided services for a number of customers, including:

Airgate PCS	Nextel
Alamosa PCS	Nextel Partners
ALLTEL	Nokia
Bechtel Corporation	PAC 17/A.F.L.
Cingular (including AT&T Wireless)	Siemens
Dobson Cellular Systems	Sprint PCS
General Dynamics	T-Mobile
Horizon PCS	Triton PCS
Leap Wireless	U.S. Cellular
MA - COMM	U.S. Unwired
Metro PCS	Verizon Wireless
Motorola

Sales and Marketing

Our sales and marketing goals are to:

•	use existing relationships, and develop new relationships, with wireless service providers to lease antenna space on and sell related services with respect to our owned or managed towers, enabling us to grow our site leasing business; and

•	sell our site development services to those wireless service providers that have an actual or potential financial or strategic benefit to our site leasing business.

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

Competition

We compete with:

•	other large independent tower companies;

•	smaller local independent tower operators.

•	site development companies that acquire antenna space on existing towers for wireless service providers, manage new tower construction and provide site development services;

•	program management firms that operate in the wireless arena; and

•	wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers;

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

Our primary competitors for our site leasing activities and generating new tower assets are five large independent tower companies, American Tower Corporation, Crown Castle International Corp., Global Signal, Inc., SpectraSite, Inc., and AAT Communications Corp., and a large number of smaller independent tower owners. In addition, we compete with wireless service providers who currently market excess space on their owned towers to other wireless service providers.

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

Employees

As of December 31, 2004, we had approximately 475 employees, none of whom is represented by a collective bargaining agreement. We consider our employee relations to be good.

Regulatory and Environmental Matters

Federal Regulations. Both the Federal Communications Commission (the “FCC”) and the Federal Aviation Administration (the “FAA”) regulate antenna towers and structures that support wireless communications and radio or television antennas. Many FAA requirements are implemented in FCC regulations. These regulations govern the construction, lighting and painting or other marking of towers and structures and may, depending on the characteristics of particular towers or structures, require prior approval and registration of towers or structures. Wireless communications equipment and radio or television stations operating on towers or structures are separately regulated and may require independent licensing depending upon the particular frequency or frequency band used.

Pursuant to the requirements of the Communications Act of 1934, as amended, the FCC, in conjunction with the FAA, has developed standards to consider proposals involving new or modified antenna towers or structures. These standards mandate that the FCC and the FAA consider the height of the proposed tower or structure, the relationship of the tower or structure to existing natural or man-made obstructions and the proximity of the tower or structure to runways and airports. Proposals to construct or to modify existing towers or structures above certain heights must be reviewed by the FAA to ensure the structure will not present a hazard to air navigation. The FAA may condition its issuance of a no-hazard determination upon compliance with specified lighting and/or painting requirements. Antenna towers that meet certain height and location criteria must also be registered with the FCC. A tower or structure that requires FAA clearance will not be registered by the FCC until it is cleared by the FAA. Upon registration, the FCC may also require special lighting and/or painting. Owners of wireless communications antenna towers and structures may have an obligation to maintain painting and lighting or other marking in conformance with FAA and FCC standards. Antenna tower and structure owners and licensees that operate on those towers or structures also bear the responsibility of monitoring any lighting systems and notifying the FAA of any lighting outage or malfunction. In addition, any applicant for an FCC antenna tower or structure registration must certify that, consistent with the Anti-Drug Abuse Act of 1988, neither the applicant nor its principals are subject to a denial of Federal benefits because of a conviction for the possession or distribution of a controlled substance. We generally indemnify our customers against any failure to comply with applicable regulatory standards. Failure to comply with the applicable requirements may lead to civil penalties.

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

Owners and operators of antenna towers and structures may be subject to, and therefore must comply with, environmental laws. Any licensed radio facility on an antenna tower or structure is subject to environmental review pursuant to the National Environmental Policy Act of 1969, among other statutes, which requires federal agencies to evaluate the environmental impact of their decisions under certain circumstances. The FCC has issued regulations implementing the National Environmental Policy Act. These regulations place responsibility on applicants to investigate potential environmental effects of their operations and to disclose any potential significant effects on the environment in an environmental assessment prior to constructing or modifying an antenna tower or structure and prior to commencing certain operation of wireless communications or radio or television stations from the tower or structure. In the event the FCC determines the proposed structure or operation would have a significant environmental impact based on the standards the FCC has developed, the FCC would be required to prepare an environmental impact statement, which will be subject to public comment. This process could significantly delay the registration of a particular tower or structure.

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

State and Local Regulations. Most states regulate certain aspects of real estate acquisition, leasing activities and construction activities. Where required, we conduct the site acquisition portions of our site development services business through licensed real estate brokers’ agents, who may be our employees or hired as independent contractors, and conduct the construction portions of our site development services through licensed contractors, who may be our employees or independent contractors. Local regulations include city and other local ordinances, zoning restrictions and restrictive covenants imposed by community developers. These regulations vary greatly from jurisdiction to jurisdiction, but typically require tower and structure owners to obtain approval from local officials or community standards organizations, or certain other entities prior to tower or structure construction and establish regulations regarding maintenance and removal of towers or structures. In addition, many local zoning authorities require tower and structure owners to post bonds or cash collateral to secure their removal obligations. Local zoning authorities generally have been unreceptive to construction of new antenna towers and structures in their communities because of the height and visibility of the towers or structures, and have, in some instances, instituted moratoria.

Backlog

Our backlog of pending leases for antenna space on our towers varies from time to time and reflects the relatively short-cycle of three to six months of the antenna space leasing process. Leasing backlogs vary widely within a fiscal quarter, and are generally lowest on the last day of a quarter as our customers strive to meet their own quarterly antenna site deployment goals. Backlog related to our site leasing business consists of lease agreements and amendments which have been executed with customers but have not begun generating revenue. As of December 31, 2004 we had 113 new leases and 4 amendments which had been executed with customers but which had not begun generating revenue. These leases contractually provided for approximately $2.5 million of annual revenue. As of December 31, 2003 we had 116 new leases and 15 amendments which had been executed with customers but which had not begun generating revenue. These leases contractually provided for approximately $2.6 million of annual revenue.

Backlog related to our site development services business consists of work under contracts executed with customers that have not yet commenced and thus have not begun generating revenue. Our backlog for site development services was approximately $62 million of contractually committed revenue as of December 31, 2004 as compared to approximately $80 million as of December 31, 2003. The decrease in 2004 is attributable to a 2003 contract signed with Sprint for site development work which is expected to be completed by mid 2006. This contract represented approximately $46 million in backlog as of December 31, 2004 and approximately $60 million in backlog as of December 31, 2003.

Backlog related to our tower acquisition efforts consists of pending acquisitions under signed purchase agreements which have not yet closed. Our backlog for pending tower acquisitions as of December 31, 2004 was approximately $8.1 million. We did not have any pending acquisitions as of December 31, 2003.

Risks Related to Our Business

We may not be able to service our substantial indebtedness.

As indicated below, we have and will continue to have a significant amount of indebtedness relative to our equity.

	As of December 31,
	2004	2003
	(in thousands)
Total indebtedness*	$925,797	$866,199
Shareholders’ deficit	$(88,671)	$(1,566)

*	Excludes deferred gain on interest rate swap of $1,909 at December 31, 2004 and $4,559 at December 31, 2003.

Our ability to service our debt obligations will depend on our future operating performance. Our earnings were insufficient to cover our fixed charges for the year ended December 31, 2004 by $143.3 million and $173.1 million for the year ended December 31, 2003. Based on our outstanding debt at December 31, 2004 we would require approximately $46.0 million of cash flow from operating activities (before net cash interest expenses) to discharge our cash interest and principal obligations for the year ending December 31, 2005. By comparison, for the year ended December 31, 2004, we generated $93.2 million of cash flow from operating activities (before net cash interest expenses). In order to manage our substantial amount of indebtedness, we may from time to time sell assets, issue equity, or repurchase, restructure or refinance some or all of our debt (all of which we have done at various times in the last two years). In 2003, we sold 784 towers located in the Western two-thirds of the United States and realized gross proceeds of $196.7 million. We may not be able to effectuate any of these alternative strategies on satisfactory terms in the future, if at all. The implementation of any of these alternative strategies may dilute our current shareholders or subject us to additional costs or restrictions on our ability to manage our business and as a result could have a material adverse effect on our financial condition and growth strategy.

We may not have sufficient liquidity or cash flow from operations to repay the remaining amount of our outstanding senior credit facility, our 9 3/4% senior discount notes or our 8 1/2% senior notes upon their respective maturities. Therefore, prior to the maturity of our outstanding debt we may be required to refinance and/or restructure some or all of this debt. We cannot assure you that we will be able to refinance or restructure this debt on acceptable terms or at all. If we were unable to refinance, restructure or otherwise repay the principal amount of this debt upon its maturity, we may need to sell assets, cease operations and/or file for protection under the bankruptcy laws.

As of December 31, 2004, we had approximately $36.5 million of additional borrowing capacity under our senior credit facility, subject to maintenance covenants, borrowing base limitations and other conditions. Furthermore, we and our subsidiaries may be able to incur significant additional indebtedness in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt.

We may not secure as many site leasing tenants as planned or our lease rates on new leases may decline.

If tenant demand for tower space or our lease rates on new leases decrease, we may not be able to successfully grow our site leasing business. This may have a material adverse effect on our strategy, revenue growth and our ability to satisfy our financial and other contractual obligations. Our plan for the growth of our site leasing business largely depends on our management’s expectations and assumptions concerning future tenant demand and potential lease rates for independently owned towers

If our wireless service provider customers combine their operations to a significant degree, our growth, our revenue and our ability to service our indebtedness could be adversely affected.

Demand for our services may decline if there is significant consolidation among our wireless service provider customers as they may then reduce capital expenditures in the aggregate because many of their existing networks and expansion plans overlap. In January 2003, the spectrum cap, which previously prohibited wireless carriers from owning more than 45 MHz of spectrum in any given geographical area, expired. Some wireless carriers have consolidated with each other and others may be encouraged to consolidate with each other as a result of this regulatory change and as a means to strengthen their financial condition. Economic conditions have resulted in the consolidation of several wireless service providers and this trend is likely to continue. To the extent that our customers consolidate, they may not renew any duplicative leases that they have on our towers and/or may not lease as many spaces on our towers in the future. This would adversely affect our growth, our revenue and our ability to service our indebtedness. In October 2004, Cingular acquired AT&T Wireless. As of December 31, 2004, Cingular and AT&T were both tenants on 355 of our 3,060 towers. The contractual revenue generated by both of these tenants on these 355 towers at December 31, 2004 was approximately $16 million. If, as a result of this transaction, Cingular were not to renew duplicate leases, we could lose up to 50% of such revenue. The average remaining contractual life of such duplicate leases was approximately two years.

In January 2005, Sprint PCS and Nextel agreed to merge, which is expected to be consummated in the second half of 2005. As of December 31, 2004, Sprint PCS and Nextel were both tenants on 349 of our 3,060 towers. The contractual revenue generated by both of these tenants on the 349 towers at December 31, 2004 was approximately $16 million. If this merger is consummated and either Sprint PCS or Nextel were not to renew duplicate leases, we could lose up to 50% of such revenue. The average remaining contractual life of such duplicate leases was approximately 2 years.

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

The following is a list of significant customers and the percentage of our total revenues for the specified time periods derived from these customers:

	Percentage of Total Revenues For the year ended December 31,
	2004	2003	2002
Cingular (including AT&T Wireless)	22.7%	20.3%	14.5%
Sprint PCS	15.7%	8.6%	5.2%
Bechtel Corporation*	6.1%	10.4%	13.8%

We also have client concentrations with respect to revenues in each of our financial reporting segments:

	Percentage of Site Leasing Revenue for the year ended December 31,
	2004	2003	2002
Cingular (including AT&T Wireless)	27.5%	28.0%	16.9%
Verizon	9.5%	10.0%	11.7%
Nextel	7.3%	6.5%	11.3%

	Percentage of Site Development Consulting Revenue for the year ended December 31,
	2004	2003	2002
Bechtel Corporation*	24.7%	40.3%	46.2%
Cingular (including AT&T Wireless)	26.6%	4.3%	16.0%
Verizon Wireless	26.1%	13.6%	4.5%
Horizon	—	1.5%	13.1%

	Percentage of Site Development Construction Revenue for the year ended December 31,
	2004	2003	2002
Bechtel Corporation*	14.5%	28.9%	26.2%
Sprint PCS	35.8%	13.1%	3.0%
Cingular (including AT&T Wireless)	11.7%	5.4%	13.2%
T-Mobile	3.9%	7.5%	10.7%

*	Substantially all of the work performed for Bechtel Corporation was for its clients Cingular and AT&T Wireless.

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

Our senior credit facility and the indentures governing our outstanding notes each contain certain restrictive covenants. Among other things, these covenants restrict our ability to:

•	incur additional indebtedness;

•	sell assets;

•	pay dividends, or repurchase our common stock;

•	make certain investments; and

•	engage in other restricted payments.

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

The demand for our site development services fluctuates from quarter to quarter and should not be considered as indicative of long-term results. Numerous factors cause these fluctuations, including:

•	the timing and amount of our customers’ capital expenditures;

•	the size and scope of our projects;

•	the business practices of customers, such as deferring commitments on new projects until after the end of the calendar year or the customers’ fiscal year;

•	delays relating to a project or tenant installation of equipment;

•	seasonal factors, such as weather, vacation days and total business days in a quarter;

•	the use of third party providers by our customers;

•	the rate and volume of wireless service providers’ network development; and

•	general economic conditions.

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

We are not profitable and expect to continue to incur losses.

We are not profitable. The following chart shows the net losses we incurred for the periods indicated:

	For the year ended December 31,
	2004	2003 as restated	2002 as restated
	(in thousands)
Net Loss	$(147,280)	$(175,148)	$(267,087)

Our losses are principally due to significant interest expense and depreciation and amortization in each of the periods presented above. For the year ended December 31, 2004, we recorded an asset impairment charge of $7.1 million and a charge associated with the write-off of deferred financing fees and loss on the extinguishment of debt of $41.2 million. We recorded an asset impairment charge of $13.0 million, a charge associated with the loss from write-off of deferred financing fees and extinguishment of debt of $24.2 million, and a restructuring charge of $2.1 million during the year ended December 31, 2003. We recorded restructuring and other charges of $47.8 million, a $60.7 million charge related to the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 142, and an asset impairment charge of $24.2 million in the year ended December 31, 2002. We expect to continue to incur significant losses which may affect our ability to service our indebtedness.

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

We may not be able to build and/or acquire as many towers as we anticipate.

We currently intend to build 50 to 75 new towers during 2005 and to consummate a limited number of tower acquisitions. However, our ability to build these new towers is dependent upon (1) the availability of sufficient capital to fund construction, (2) our ability to locate, and acquire at commercially reasonable prices, attractive locations for such towers and (3) our ability to obtain the necessary zoning and permits.

Our ability to consummate tower acquisitions is also subject to risks. Specifically, these risks include (1) our ability to identify those towers that would be attractive to our clients and accretive to our revenues, (2) our ability to negotiate and consummate agreements to acquire such towers and (3) sufficient capital to fund such acquisitions. Due to these risks, it may take longer to complete our new tower builds than anticipated, the costs of constructing or acquiring these towers may be higher than we expect or we may not be able to add as many towers as we had planned in 2005. If we are not able to increase our tower portfolio as anticipated, it could negatively impact our ability to make our goals for site leasing revenue.

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

The emergence of new technologies could reduce the demand for space on our towers. For example, the development of and use of products that would permit multiple wireless carriers to use a single antenna, share networks or increase the range and capacity of an antenna could reduce the number of antennas needed by our customers. In addition, the deployment of WiFi and WiMax technologies could impact the network needs of our existing customers providing wireless telephony services. This could have a material adverse effect on our growth rate and results of operations.

Our costs could increase and our revenues could decrease due to perceived health risks from radio frequency (“RF”) energy.

The government imposes requirements and other guidelines on our towers relating to RF energy. Exposure to high levels of RF energy can cause negative health effects.

The potential connection between exposure to low levels of RF energy and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. According to the FCC, the results of these studies to date have been inconclusive. However, public perception of possible health risks associated with cellular and other wireless communications media could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, health risks could cause a decrease in the demand for wireless communications services. Moreover, if a connection between exposure to low levels of RF energy and possible negative health effects, including cancer, were demonstrated, we could be subject to numerous claims. If we were subject to claims relating to RF energy, even if such claims were not ultimately found to have merit, our financial condition could be materially and adversely affected.

Our business is subject to government regulations and changes in current or future regulations could harm our business.

We are subject to federal, state and local regulation of our business. In particular, both the FCC and FAA regulate the construction and maintenance of antenna towers and structures that support wireless communications and radio and television antennas. In addition, the FCC separately licenses and regulates wireless communications equipment and television and radio stations operating from such towers and structures. FAA and FCC regulations govern construction, lighting, painting and marking of towers and structures and may, depending on the characteristics of the tower or structure, require registration of the tower or structure. Certain proposals to construct new towers or structures or to modify existing towers or structures are reviewed by the FAA to ensure that the tower or structure will not present a hazard to air navigation.

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

Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, vary greatly, but typically require antenna tower and structure owners to obtain approval from local officials or community standards organizations prior to tower or structure construction or modification. Local regulations can delay, prevent, or increase the cost of new construction, co-locations, or site upgrade projects, thereby limiting our ability to respond to customer demand. In addition, new regulations may be adopted that increase delays or result in additional costs to us. These factors could have a material adverse effect on our future growth and operations.

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

We are a holding company with no business operations of our own. Our only significant asset is and is expected to be the outstanding capital stock of our subsidiaries. We conduct, and expect to conduct, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations, including the principal and interest, premium, if any, and additional interest, if any, on our outstanding 9¾% senior discount notes and our 8½% senior notes, is dependent upon dividends and other distribution from our subsidiaries to us. Other than amounts required to make interest and principal payments on the notes, we currently expect that the earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their debt obligations. Our operating subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise to pay the principal, interest and other amounts on the notes or make any funds available to us for payment. The ability of our operating subsidiaries to pay dividends or transfer assets to us may be restricted by applicable state law and contractual restrictions, including the terms of the senior credit facility. Although the indenture governing the notes will limit the ability of our operating subsidiaries to enter into consensual restrictions on their ability to pay dividends to us, these limitations are subject to a number of significant qualifications and exceptions.

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

Our interests in towers are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, private easements, easements and licenses or rights-of-way granted by government entities. Of the 3,060 towers in our portfolio, approximately 10% are located on parcels of land that we own and approximately 90% are located on parcels of land that have leasehold interests created by long-term lease agreements, private easements and easements, licenses or right-of-way granted by government entities. In rural areas, a wireless communications site typically consists of up to a 10,000 square foot tract, which supports towers, equipment shelters and guy wires to stabilize the structure. Less than 2,500 square feet is required for a monopole or self-supporting tower structure of the kind typically used in metropolitan areas for wireless communication tower sites. Land leases generally have an initial term of five years with five or more additional automatic renewal periods of five years, for a total of thirty years or more. In some instances, we have entered into 99 year ground leases.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings relating to claims arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Class A common stock commenced trading under the symbol “SBAC” on The Nasdaq National Market System (“Nasdaq”) on June 16, 1999. The following table presents the high and low bid price for the Class A common stock for the periods indicated:

	High	Low
Quarter ended March 31, 2004	5.43	3.28
Quarter ended June 30, 2004	4.74	3.10
Quarter ended September 30, 2004	7.11	4.15
Quarter ended December 31, 2004	10.62	6.81

Quarter ended March 31, 2003	1.44	0.40
Quarter ended June 30, 2003	3.47	1.11
Quarter ended September 30, 2003	4.11	2.47
Quarter ended December 31, 2003	4.33	3.09

As of March 8, 2005, there were 174 record holders of our Class A common stock.

We have never paid a dividend on any class of common stock and anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Consequently, we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, we are restricted under the senior credit facility, the 9¾% senior discount notes and the 8½% senior notes from paying dividends or making distributions and repurchasing, redeeming or otherwise acquiring any shares of common stock except under certain circumstances.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all existing equity compensation plans as of December 31, 2004:

	Equity Compensation Plan Information
	(in thousands except exercise price)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	4,415	$7.04	5,205
Equity compensation plans not approved by security holders	—	—	—

Total	4,415	$7.04	5,205

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data as of and for each of the five years ended December 31, 2004. The financial data for fiscal year ended 2004 have been derived from our audited consolidated financial statements. The financial data for the fiscal years ended 2003 and 2002 have been derived from, and are qualified by reference to, our restated audited consolidated financial statements. These restated financial statements include adjustments for a change in the method of accounting for certain types of ground leases underlying our tower sites. The financial data as of and for the fiscal years ended 2001 and 2000 have been derived from our restated unaudited consolidated financial statements. The unaudited financial data as of and for the year ended December 31, 2001 and 2000, have been derived from our books and records without audit and, in the opinion of management, include all adjustments, (consisting only of normal, recurring adjustments) that management considers necessary for a fair statement of results for these periods. The following consolidated financial statements have been reclassified to reflect the discontinued operations treatment of our western site development services and reclassification of 14 towers previously classified as discontinued operations into continuing operations. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those consolidated financial statements included in this Form 10-K.

	For the year ended December 31,
	2004	2003 as restated	2002 as restated	2001 as restated	2000 as restated
	(audited)	(audited)	(audited)	(unaudited)	(unaudited)
	(in thousands except per share data)
Operating Data:
Revenues:
Site leasing	$144,004	$127,852	$115,121	$85,519	$44,332
Site development	87,478	64,257	99,352	115,773	103,677

Total revenues	231,482	192,109	214,473	201,292	148,009

Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	47,283	47,793	46,709	35,537	19,676
Cost of site development	81,398	58,683	81,565	92,755	81,630

Total cost of revenues	128,681	106,476	128,274	128,292	101,306

Gross profit	102,801	85,633	86,199	73,000	46,703

Operating expenses:
Selling, general and administrative	28,887	30,714	32,740	39,697	26,482
Restructuring and other charges	250	2,094	47,762	24,399	—
Asset impairment charges	7,092	12,993	24,194	—	—
Depreciation, accretion and amortization	90,453	93,657	95,627	73,390	29,901

Total operating expenses	126,682	139,458	200,323	137,486	56,383

Operating loss from continuing operations	(23,881)	(53,825)	(114,124)	(64,486)	(9,680)

Other income (expense):
Interest income	516	692	601	7,058	6,252
Interest expense, net of amounts capitalized	(47,460)	(81,501)	(54,822)	(47,713)	(4,879)
Non-cash interest expense	(28,082)	(9,277)	(29,038)	(25,843)	(23,000)
Amortization of debt issuance costs	(3,445)	(5,115)	(4,480)	(3,887)	(3,006)
Write-off of deferred financing fees and loss on extinguishment of other debt	(41,197)	(24,219)	—	(5,069)	—
Other	236	169	(169)	(56)	66

Total other expense	(119,432)	(119,251)	(87,908)	(75,510)	(24,567)

Loss from continuing operations before cumulative effect of changes in accounting principles	(143,313)	(173,076)	(202,032)	(139,996)	(34,247)

Provision for income taxes	(710)	(1,729)	(300)	(1,489)	(954)

Loss from continuing operations before cumulative effect of change in accounting principle	(144,023)	(174,805)	(202,332)	(141,485)	(35,201)

(Loss) gain from discontinued operations, net of income taxes	(3,257)	202	(4,081)	74	323

Loss before cumulative effect of change in accounting principle	(147,280)	(174,603)	(206,413)	(141,411)	(34,878)

Cumulative effect of change in accounting principle(4)	—	(545)	(60,674)	—	—

Net loss	$(147,280)	$(175,148)	$(267,087)	$(141,411)	$(34,878)

Basic and diluted loss per common share amounts:
Loss from continuing operations before cumulative effect of change in accounting principle	$(2.47)	$(3.35)	$(4.01)	$(2.99)	$(0.86)

(Loss) gain from discontinued operations	(0.05)	—	(0.08)	—	0.01

Cumulative effect of change in accounting principle	—	(0.01)	(1.20)	—	—

	$(2.52)	$(3.36)	$(5.29)	$(2.99)	$(0.85)

Basic and diluted weighted average shares oustanding	58,420	52,204	50,491	47,321	41,156

	As of December 31,
	2004	2003 as restated	2002 as restated	2001 as restated	2000 as restated
	(audited)	(audited)	(audited)	(unaudited)	(unaudited)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$69,627	$8,338	$61,141	$13,904	14,980
Short-term investments	—	15,200	—	—	—
Restricted cash (1)	2,017	10,344	—	—	—
Property and equipment (net)	745,831	830,145	922,392	975,662	762,644
Total assets	917,244	958,252	1,279,267	1,394,280	945,285
Total debt(2)	927,706	870,758	1,024,282	845,453	248,273
Total Shareholders’ equity (deficit)	(88,671)	(1,566)	161,024	424,369	529,406

	For the year ended December 31,
	2004	2003	2002	2001	2000
	(audited)	(audited)	(audited)	(unaudited)	(unaudited)
	(in thousands)
Other Data:
Cash provided by (used in):
Operating activities	$14,216	$(29,808)	$17,807	$28,753	$47,516
Investing activities	1,326	155,456	(102,716)	(554,700)	(445,280)
Financing activities	45,747	(178,451)	132,146	524,871	409,613

	For the year ended December 31,
	2004	2003	2002	2001	2000
Tower owned at the beginning of period	3,093	3,877	3,734	2,390	1,163
Towers constructed	10	13	141	667	779
Towers acquired	5	—	53	677	448
Towers reclassified/disposed of(3)	(42)	(797)	(51)	—	—

Total towers owned at the end of period	3,066	3,093	3,877	3,734	2,390

Total held for sale at end of period	6	47	837	815	552
Towers in continuing operations at end of period	3,060	3,046	3,040	2,919	1,838

	3,066	3,093	3,877	3,734	2,390

(1)	Restricted cash of $2.0 million as of December 31, 2004 is related to surety bonds issued for our benefit. Restricted cash of $10.3 million as of December 31, 2003 consists of $7.3 million of cash held by an escrow agent in accordance with certain provisions of the Western tower sale agreement and $3.0 million related to surety bonds issued for our benefit.
(2)	Includes deferred gain on interest rate swap of $1.9 million as of December 31, 2004, $4.6 million as of December 31, 2003 and $5.2 million as of December 31, 2002, respectively.
(3)	Reclassifications reflect the combination for reporting purposes of multiple acquired tower structures on a single parcel of real estate, which we market and customers view as a single location, into a single owned tower site. Dispositions reflect the sale, conveyance or other legal transfer of owned tower sites.
(4)	The Company adopted FAS 143, “Asset Retirement Obligations” effective January 1, 2003 and FAS 142, “Goodwill and other Intangible Assets,” effective January 1, 2002. See Note 6 to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties, including, but not limited to, those described in the “Risks Related to Our Business” section of this annual report. Our actual results may differ materially from those discussed below. See “Forward-looking statements” and “Risks Related to Our Business.”

We are a leading independent owner and operator of wireless communications towers in the Eastern third of the United States. We generate revenues from our two businesses, site leasing and site development. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage for or lease from others. The towers that we own have been constructed by us at the request of a carrier, built or constructed based on our own initiative or acquired. In our site development business, we offer wireless service providers assistance in developing and maintaining their own wireless service networks.

Revenues derived from the leasing of antenna space at, or on, communication towers continued to increase as a result of our emphasis on our site leasing business through the leasing and management of tower sites. We focus our leasing and site development activities in the Eastern third of the United States where substantially all of our towers are located. During 2004, we completed our previously announced plan of disposing of our services business in the Western third of the United States.

Operating results in prior periods may not be meaningful predictors of future results. You should be aware of the changes in the nature and scope of our business when reviewing the ensuing discussion of comparative historical results.

Restatement of Financial Results

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). In light of this letter, we initiated a review of our accounting practices and determined that we would adjust our method of accounting for certain types of ground leases underlying our tower sites and amortization of tower assets. As a result, we have restated our consolidated financial statements for each of the fiscal years ended December 31, 2003 and 2002 included in this Report.

We had historically defined the minimum lease term of our ground leases underlying our tower sites as the initial term of the leases and had been straight lining all rental payments due to the lessor evenly over this term, which typically is five years in length. As a result of the February 7, 2005 letter from the SEC, we changed our rental expense recognition policy to redefine the minimum lease term as the period from lease inception through the end of the term in which all tenant lease obligations in existence at ground lease inception, including renewal periods, will be met. If no tenant lease obligations existed at the date of ground lease inception, the initial term of the ground lease is considered the minimum lease term. All rental obligations due to be paid out over the minimum lease term, including fixed escalations, have therefore been straight-lined evenly over the minimum lease term. Additionally, if the minimum lease term ends prior to the originally established depreciable life of the tower (typically 15 years), we have shortened the depreciable life of the tower to coincide with the minimum lease term of the ground lease.

As a result of the adjustments described above, the accompanying results of operations for the years ended December 31, 2003 and 2002 have been adjusted to record additional rent expense (included in cost of sales on the statements of operations) of $5.7 million and $5.9 million, respectively; additional depreciation expense of $9.5 million and $10.1 million, respectively; a reduction of asset impairment charges of $4.0 million and $1.4 million, respectively; a decrease in provision for income taxes of $0.09 million and $0.01 million, respectively; and a (decrease) increase in loss from discontinued operations of ($8.1) million and $3.4 million, respectively.

The consolidated balance sheets have been adjusted to record additional straight line rent liabilities (included in other long term liabilities) of $2.4 million and $7.3 million, a reduction in fixed assets of $5.5 million and $8.8 million, as well as a decrease in assets held for sale of $0.02 million and $4.9 million, at December 31, 2003 and 2002, respectively. Additionally, retained earnings (deficit) have been reduced by $45.5 million and $42.5 million at December 31, 2003 and 2002, respectively. These adjustments did not have any impact on the cash flows of the Company

See Note 3 to the consolidated financial statements of this Report for a summary of the effects of these changes on our consolidated balance sheets as of December 31, 2003, as well as on our consolidated statements of operations and cash flows for the years ended December 31, 2003 and 2002. The accompanying Management’s Discussion and Analysis gives effect to these corrections.

Site Leasing Services

Site leasing revenues are received primarily from wireless communications companies. Revenues from these clients are derived from numerous different site leasing contracts. Each site leasing contract relates to the lease or use of space at an individual tower site and is generally for an initial term of five years, and is renewable for five 5-year periods at the option of the tenant. Almost all of our site leasing contracts contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Site leasing contracts are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the current term of the related lease agreements. Rental amounts received in advance are recorded in deferred revenue.

Cost of site leasing revenue primarily consists of:

•	Rental payments on ground and other underlying property leases;

•	Straight line rent adjustment for the difference between rental payments made and the expense recorded as if the payments had been made evenly throughout the minimum lease term (which may include renewal terms) of the underlying property lease;

•	Repairs and maintenance (exclusive of employee related costs);

•	Utilities;

•	Insurance; and

•	Property taxes.

For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as a result of adding additional customers to the tower.

The table below details the percentage of total company revenues and gross profit contributed by site leasing services. Information regarding the total and percentage of assets used in our site leasing services business is included in Note 24 of our Consolidated Financial Statements included in this Report.

	Percentage of Revenues	Gross Profit Contribution
For the year ended December 31, 2004	62.2%	94.1%
For the year ended December 31, 2003	66.6%	93.5%
For the year ended December 31, 2002	53.7%	79.4%

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

Site development services revenues are received primarily from wireless communications companies or companies providing development or project management services to wireless communications companies. Our site development customers engage us on a project-by-project basis, and a customer can generally terminate an assignment at any time without penalty. Site development projects, both consulting and construction, include contracts on a time and materials basis or a fixed price basis. The majority of our site development services are billed on a fixed price basis. Time and materials based site development contracts are billed and revenue is recognized at contractual rates as the services are rendered. Our site development projects generally take from three to 12 months to complete. For those site development consulting contracts in which we perform work on a fixed price basis, we bill the client, and recognize revenue, based on the completion of agreed upon phases of this project on a per site basis. Upon the completion of each phase, we recognize the revenue related to that phase.

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

Cost of site development consulting revenue and construction revenue include all costs of materials, salaries and labor costs, including payroll taxes, subcontract labor, vehicle expense and other costs directly and indirectly related to the projects. All costs related to site development consulting projects and construction projects are recognized as incurred.

The table below provides the percentage of total company revenues and gross profit contributed by site development services. Information regarding the total and percentage of assets used in our site development services businesses is included in Note 24 of our Consolidated Financial Statements included in this Report.

	Percentage of Revenues			Gross Profit Contribution
	2004	2003	2002	2004	2003	2002
Site development consulting	6.2%	6.4%	8.1%	1.6%	1.2%	4.6%
Site development construction	31.6%	27.0%	38.2%	4.3%	5.4%	16.1%

In May 2004, our Board of Directors approved a plan of disposition related to the Western site development services. In June 2004, two business units were sold, and two business units were closed within Western site development services. In the third quarter of 2004, the remaining two site development construction business units were sold. Gross proceeds realized from sales during the fiscal year ended December 31, 2004 were $0.4 million, and a loss on disposal of discontinued operations of $0.8 million was recorded, which is included in loss from discontinued operations, net of income taxes in our Consolidated Statements of Operations.

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2004, included herein. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

Significant management estimates and assumptions are required in determining the scope and fair value of our obligations to restore leaseholds to their original condition upon termination of ground leases. In determining the scope and fair value of our obligations, assumptions were made with respect to the historical retirement experience as an indicator of future restoration probabilities, intent in renewing existing ground leases through lease termination dates, current and future value and timing of estimated restoration costs, and the credit adjusted risk-free rate used to discount future obligations. While we feel the assumptions were appropriate, there can be no assurances that actual costs and the probability of incurring obligations will not differ from estimates. We will review these assumptions periodically and we may need to adjust them as necessary. See Note 6 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Operating results in prior periods may not be meaningful predictors of future results as our gross profit mix shifts more towards site leasing. You should be aware of the dramatic changes in the nature and scope of our business in prior periods when reviewing the ensuing discussion of comparative historical results.

Year Ended 2004 Compared to Year Ended 2003

Revenues:

	For the year ended December 31,
	2004	Percentage of Revenues	2003	Percentage of Revenues	Percentage Change
	(dollars in thousands)
Site leasing	$144,004	62.2%	$127,852	66.6%	12.6%
Site development consulting	14,456	6.2%	12,337	6.4%	17.2%
Site development construction	73,022	31.6%	51,920	27.0%	40.6%

Total revenues	$231,482	100.0%	$192,109	100.0%	20.5%

Site leasing revenue increased due to the increased number of tenants and the amount of equipment added to our towers. As of December 31, 2004 we had 7,257 tenants as compared to 6,847 tenants at December 31, 2003. During the year ended 2004, 88% of contractual revenues from new leases and amendments executed in 2004 were related to new tenant installation and 12% were related to additional equipment being added by existing tenants. During the year ended 2003, 89% of contractual revenues from new leases and amendments executed in 2003 were related to new tenant installation and 11% were related to additional equipment being added by existing tenants. Additionally, we have experienced, on average, higher rents per tenant due to higher rents from new tenants, higher rents upon renewal by existing tenants and additional equipment added by existing tenants.

Site development construction revenue increased primarily as a result of the significant services contract awarded by Sprint Spectrum L.P. in mid 2003, which increased our volume of activity for the year ended December 31, 2004 compared to the same period a year ago.

Cost of Revenues:

	For the year ended December 31,		Percentage Change
	2004	2003
	(in thousands)
Site leasing	$47,283	$47,793	(1.1)%
Site development consulting	12,768	11,350	12.5%
Site development construction	68,630	47,333	45.0%

Total cost of revenues	$128,681	$106,476	20.9%

Cost of revenues increased primarily due to increased activity associated with the significant services contract awarded by Sprint in mid 2003 related to the site development construction business.

Gross Profit:

	For the year ended December 31,		Percentage Change
	2004	2003
	(in thousands)
Site leasing	$96,721	$80,059	20.8%
Site development consulting	1,688	987	71.0%
Site development construction	4,392	4,587	(4.2)%

Total gross profit	$102,801	$85,633	20.0%

Gross Profit Margin Percentages:

	For the year ended December 31,
	2004	2003
Site leasing	67.2%	62.6%
Site development consulting	11.7%	8.0%
Site development construction	6.0%	8.8%

Gross profit margin	44.4%	44.6%

Gross profit and gross profit margin percentage for the site leasing business increased as a result of higher revenues per tower and tower operating cost reduction initiatives. Gross profit from site development construction decreased as a result of lower pricing without a commensurate reduction in cost and performance issues which resulted in actual margins below estimates.

Operating Expenses:

	For the year ended December 31,		Percentage Change
	2004	2003
	(in thousands)
Selling, general and administrative	$28,887	$30,714	(5.9)%
Restructuring and other charges	250	2,094	(88.1)%
Asset impairment charges	7,092	12,993	(45.4)%
Depreciation, accretion and amortization	90,453	93,657	(3.4)%

Total operating expenses	$126,682	$139,458	(9.2)%

In 2004, we recognized approximately $7.1 million in asset impairment charges related to 40 towers. By comparison, in 2003 we recognized approximately $13.0 million of asset impairment charges related to 70 towers. In addition, selling general and administrative expenses decreased primarily due to the reduction of bad debt expense of approximately $2.0 million as a result of improved collections and credit quality of our receivables.

Operating Loss From Continuing Operations:

	For the year ended December 31,		Percentage Change
	2004	2003
	(in thousands)
Operating loss from continuing operations	$(23,881)	$(53,825)	(55.6)%

The decrease in operating loss from continuing operations primarily was a result of higher gross profit and lower impairment charges in 2004 as compared to 2003.

Other Expense:

	For the year ended December 31,		Percentage Change
	2004	2003
	(in thousands)
Interest income	$516	$692	(25.4)%
Interest expense	(47,460)	(81,501)	(41.8)%
Non-cash interest expense	(28,082)	(9,277)	202.7%
Amortization of debt issuance costs	(3,445)	(5,115)	(32.6)%
Loss from write-off of deferred financing fees and extinguishment of debt	(41,197)	(24,219)	70.1%
Other	236	169	39.6%

Total other income (expense)	$(119,432)	$(119,251)	0.2%

Interest expense decreased primarily as a result of the repurchases and redemption of the 12% senior discount notes with proceeds from the 9¾% senior discount notes issued in December 2003 and proceeds from our senior credit facility which we obtained in January 2004, as well as repurchases of our 10¼% senior notes throughout 2004.

Non cash interest expense increased due to the amortization of the original interest discount of the 9¾% senior discount notes, which replaced the 12% senior discount notes.

The increase in loss from write-off of deferred financing fees and extinguishment of debt was attributed to a write-off of $13.1 million of deferred financing fees and $28.1 million loss on the extinguishment of debt associated with the early retirement of our 12% senior discount notes, a significant portion of our 10¼% senior notes and the termination of the prior senior credit facility in the year ended December 31, 2004 versus the write-off of $4.4 million of deferred financing fees associated with the refinancing of our senior credit facility loans which were repaid in full, and a loss on extinguishment of debt of $19.8 million relating to the repurchase of our 12% senior discount notes for the comparable period in 2003.

Discontinued Operations, Net of Income Taxes:

	For the year ended December 31,		Percentage Change
	2004	2003
	(in thousands)
(Loss) gain from discontinued operations, net of income taxes	$(3,257)	$202	(1,712.4)%

The increase in loss from discontinued operations was primarily a result of the gain from discontinued operations relating to the towers sold in the Western tower sale in 2003 versus the loss on the Western Services business which was sold in 2004.

Cumulative Effect of Changes In Accounting Principle:

	For the year ended December 31,		Percentage Change
	2004	2003
	(in thousands)
Cumulative effect of changes in accounting principle	$—	$(545)	(100.0)%

The decrease in the cumulative effect of changes in accounting principle was the result of the adoption of SFAS 143 on January 1, 2003.

Net Loss:

	For the year ended December 31,		Percentage Change
	2004	2003
	(in thousands)
Net loss	$(147,280)	$(175,148)	(15.9)%

The decrease in net loss is primarily a result of higher gross profit, lower asset impairment charges and lower depreciation expense and restructuring expense for the year ended December 31, 2004 as compared with the year ended December 31, 2003.

Year Ended 2003 Compared to Year Ended 2002

Revenues:

	For the year ended December 31,
	2003	Percentage of Revenues	2002	Percentage of Revenues	Percentage Change
	(dollars in thousands)
Site leasing	$127,852	66.6%	$115,121	53.7%	11.1%
Site development consulting	12,337	6.4%	17,361	8.1%	(28.9)%
Site development construction	51,920	27.0%	81,991	38.2%	(36.7)%

Total revenues	$192,109	100.0%	$214,473	100.0%	(10.4)%

Site leasing revenue increased due to the increased number of tenants and the amount of equipment added to our towers. As of December 31, 2003 we had 6,847 tenants as compared to 6,389 tenants at December 31, 2002. During the year ended 2003, 89% of contractual revenues from new leases and amendments executed in 2003 were related to new tenant installation and 11% were related to additional equipment being added by existing tenants. During the year ended 2002, 87% of contractual revenues from new leases and amendments executed in 2002 were related to new tenant installation and 13% were related to additional equipment being added by existing tenants. Additionally, we have experienced, on average, higher rents per tenant due to higher rents from new tenants, higher rents upon renewal by existing tenants and additional equipment added by existing tenants.

Both site development consulting and construction revenue decreased primarily as a result of the decline in capital expenditures by wireless carriers for additional antenna sites and vigorous competition, which adversely affected our volume of activity and the pricing for our services.

Cost of Revenues:

	For the year ended December 31,		Percentage Change
	2003	2002
	(in thousands)
Site leasing	$47,793	$46,709	2.3%
Site development consulting	11,350	13,434	(15.5)%
Site development construction	47,333	68,131	(30.5)%

Total cost of revenues	$106,476	$128,274	(17.0)%

Both site development consulting and construction cost of revenues decreased due primarily to lower levels of activity.

Gross Profit:

	For the year ended December 31,		Percentage Change
	2003	2002
	(in thousands)
Site leasing	$80,059	$68,412	17.0%
Site development consulting	987	3,927	(74.9)%
Site development construction	4,587	13,860	(66.9)%

Total gross profit	$85,633	$86,199	(0.7)%

Gross Profit Margin Percentages:

	For the year ended December 31,
	2003	2002
Site leasing	62.6%	59.4%
Site development consulting	8.0%	22.6%
Site development construction	8.8%	16.9%

Gross profit margin	44.6%	40.2%

Gross profit and gross profit margin percentage for the site leasing business increased as a result of higher revenues per tower and tower operating cost reduction initiatives. Gross profit from both site development consulting and construction decreased as a result of the lower volumes and lower pricing without a commensurate reduction in cost.

Operating Expenses:

	For the year ended December 31,		Percentage Change
	2003	2002
	(in thousands)
Selling, general and administrative	$30,714	$32,740	(6.2)%
Restructuring and other charges	2,094	47,762	(95.6)%
Asset impairment charges	12,993	24,194	(46.3)%
Depreciation, accretion and amortization	93,657	95,627	(2.1)%

Total operating expenses	$139,458	$200,323	(30.4)%

Selling, general, and administrative expenses decreased primarily as a result of reductions in the number of offices, elimination of personnel and elimination of other infrastructure. As of December 31, 2003, we had approximately 600 employees whereas as of December 31, 2002, we had approximately 750 employees.

In 2003, we recognized approximately $13.0 million in asset impairment charges related to 70 towers. By comparison, in 2002 we recognized approximately $15.0 million of asset impairment charges related to 144 towers. The impairment of operational tower assets resulted primarily from our evaluations of the fair value of our operating tower portfolio through a discounted cash flow analysis. Towers determined to be impaired were primarily towers with no tenants and/or with little or deteriorating prospects for future lease up. In addition, the 2002 asset impairment charge included $9.2 million of goodwill impairment that was recorded during the first two quarters of 2002, which was determined to be impaired during June 2002 when the transitional impairment test of goodwill was performed under SFAS 142.

In February 2002, as a result of the deterioration of capital market conditions for wireless carriers, we reduced our capital expenditures for new tower development and acquisition activities, suspended any new investment for additional towers, reduced our workforce and closed or consolidated offices. Of the $47.3 million charge recorded during the year ended December 31, 2002, approximately $40.4 million related to the abandonment of new tower build and acquisition work in progress and related construction materials on approximately 764 sites. The remaining $6.9 million related primarily to the costs of employee separation for approximately 470 employees and exit costs associated with the closing and consolidation of approximately 40 offices. During 2003, in response to a decline in expenditures by wireless services providers, particularly with respect to site development activities, we committed to new plans of restructuring associated with further downsizing activities. Of the $2.1 million charge recorded for the year ended December 31, 2003, approximately $0.1 million related to the abandonment of new tower build work in process and trailing costs associated with previously abandoned new tower build work in process. The remaining $2.0 million related primarily to the costs of employee separation for approximately 165 employees and exit costs associated with the closing or consolidation of 17 offices. Annualized aggregate lease costs associated with the 17 offices closed or consolidated during 2003 were $0.7 million.

Operating Loss From Continuing Operations:

	For the years ended December 31,		Percentage Change
	2003	2002
	(in thousands)
Operating loss from continuing operations	$(53,825)	$(114,124)	(52.8)%

This decrease in operating loss from continuing operations primarily was a result of lower restructuring and other charges and lower asset impairment charges in 2003 as compared to 2002.

Other Expense:

	For the year ended December 31,		Percentage Change
	2003	2002
	(in thousands)
Interest income	$692	$601	15.1%
Interest expense	(81,501)	(54,822)	48.7%
Non-cash interest expense	(9,277)	(29,038)	(68.1)%
Amortization of debt issuance costs	(5,115)	(4,480)	(14.2)%
Loss from write-off of deferred financing fees and extinguishment of debt	(24,219)	—	—%
Other	169	(169)	(200.0)%

Total other income (expense)	$(119,251)	$(87,908)	35.7%

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

Discontinued Operations, Net of Income Taxes:

	For the years ended December 31,		Percentage Change
	2003	2002
	(in thousands)
Gain (loss) from discontinued operations, net of income taxes	$202	$(4,081)	(104.9)%

The decrease in loss from discontinued operations was the result of the gain on the sale of the 784 towers sold in the Western tower sale in 2003.

Cumulative Effect of Changes In Accounting Principle:

	For the years ended December 31,		Percentage Change
	2003	2002
	(in thousands)
Cumulative effect of changes in accounting principle	$(545)	$(60,674)	(99.1)%

The decrease in the cumulative effect of changes in accounting principle was the result of completing the transitional impairment test of goodwill under FAS 142 effective January 1, 2002, which resulted in a cumulative effect of accounting change in the amount of $60.7 million representing the excess of the carrying value of certain assets as compared to their estimated fair value. Of this amount, $58.5 million related to the site development construction segment and $2.2 million related to the site leasing reporting segment. In 2003, we recorded $0.5 million in cumulative effect of accounting change related to the adoption of SFAS 143 effective January 1, 2003, which resulted in the recording of an asset retirement obligation on our tower portfolio.

Net Loss:

	For the years ended December 31,		Percentage Change
	2003	2002
	(in thousands)
Net Loss	$(175,148)	$(267,087)	(34.4)%

The decrease in net loss is primarily a result of lower restructuring and other charges, lower asset impairment charges, and lower amounts resulting from a cumulative effect in change in accounting principle offset by an increase in interest expense and write-offs associated with the extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation is a holding company with no business operations of its own. Our only significant asset is the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommmunications”), which is also a holding company that owns the outstanding capital stock of SBA Senior Finance. SBA Senior Finance owns, directly or indirectly, the capital stock of our subsidiaries. We conduct all of our business operations through our SBA Senior Finance subsidiaries.

Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries. Even if we decided to pay a dividend, we cannot assure you that our subsidiaries will generate sufficient cash flow to pay a dividend. Furthermore, the ability of our subsidiaries to pay cash or stock dividends is restricted under the terms of our senior credit facility and the indenture for the 9¾% senior discount notes and the 8½% senior notes.

A summary of our cash flows is as follows:

For the year ended December 31, 2004
(in thousands)
Summary Cash Flow Information:

Cash provided by operating activities	$14,216
Cash provided by investing activities	1,326
Cash provided by financing acitivities	45,747

Increase in cash and cash equivalents	61,289
Cash and cash equivalents, December 31, 2003	8,338

Cash and cash equivalents, December 31, 2004	$69,627

Sources of Liquidity

In December 2003, SBA Communications and Telecommunications co-issued $402.0 million of aggregate principal amount at maturity of their 9¾% senior discount notes, which produced net proceeds of approximately $267.1 million after deducting offering expenses. A portion of the proceeds from the senior discount notes were used to tender, repurchase and redeem all of our 12% senior discount notes during the first quarter of 2004 and to repurchase a portion of our 10¼% senior notes during the quarter ended March 31, 2004.

During January 2004, SBA Senior Finance closed on a new senior credit facility in the amount of $400.0 million. This new credit facility consists of a $275.0 million term loan which was funded at closing, a $50.0 million delayed draw term loan and a $75.0 million revolving line of credit. SBA Senior Finance used the proceeds from the funding of the $275.0 million term loan under the new senior credit facility, in part, to repay the old credit facility in full, consisting of $144.2 million of principal and accrued interest outstanding. In addition to the amounts outstanding on the old credit facility, we were required to pay $8.0 million to the lenders under the old credit facility to facilitate the assignment of the old credit facility to the new lenders. SBA Senior Finance has recorded additional deferred financing fees of approximately $6.5 million associated with this new credit facility. Between June and November 2004, we drew an additional $50.0 million on the delayed draw term loan. As of December 31, 2004, we were in full compliance with the financial covenants contained in this agreement and had an outstanding balance of $323.4 million, which consisted entirely of the term loan. As of December 31, 2004, we have approximately $36.5 million of additional borrowing capacity under our senior credit facility, subject to maintenance covenants, borrowing base limitations and other conditions.

On December 1, 2004, we issued $250.0 million of 8½% senior notes due 2012, which produced net proceeds of $244.8 million after deducting offering expenses. Interest accrues on the notes and is payable in cash semi-annually in arrears on June 1 and December 1, commencing June 1, 2005. Proceeds from the 8½% senior notes were used to repay $236.5 million of our outstanding 10¼% senior notes, of which we redeemed $186.5 million in December 2004 and the remaining $50.0 million on February 1, 2005.

In order to manage our significant levels of indebtedness and to ensure continued compliance with our financial covenants, in addition to our capital restructuring activities completed in 2003 and 2004 we may explore a number of alternatives, including selling certain assets or lines of business, issuing equity, repurchasing, restructuring or refinancing or exchanging for equity some or all of our debt or pursuing other financial alternatives, and we may from time to time implement one or more of these alternatives. One or more of the alternatives may include the possibility of issuing additional shares of common stock or securities convertible into shares of common stock, or converting existing indebtedness into shares of common stock, any of which would dilute our existing shareholders. We cannot assure you that any of these strategies can be consummated, or if consummated, would effectively address the risks associated with our significant level of indebtedness.

Cash provided by operating activities was $14.2 million for the year ended December 31, 2004. Included in this amount is $15.2 million related to a decrease in short-term investments associated with the sale of trading securities. Additionally, growth in our site leasing business during the year ended December 31, 2004 also contributed to the increase in cash provided by operating activities, offset by a net increase of other working capital items.

Uses of Liquidity

During the first quarter of 2004, we repurchased and redeemed all $65.7 million of our outstanding 12% senior discount notes. During the year ended December 31, 2004 we repurchased in the open market $373.2 million of our outstanding 10¼% senior notes. Of these repurchases, $306.8 million were repurchased with cash and $49.7 million were exchanged for 8.7 million shares of our Class A common stock. On February 1, 2005, we called the remaining $50.0 million of our 10¼% senior notes. Additionally, during the year ended December 31, 2004, we paid approximately $63.7 million of cash for interest on our various debt instruments. As a result of our refinancing activities discussed above and the effect of this offering, our cash interest requirements for 2005 are expected to be significantly lower than our requirements in 2004.

Our cash capital expenditures for the year ended December 31, 2004 were $9.0 million, which was comprised of $4.0 million of tower upgrades and other capital improvements, $1.9 million of new tower construction, $1.8 million of earn-outs and acquisitions, and $1.3 million for general corporate expenditures. Due to the relatively young age of our towers and remaining capacity available to accommodate new tenants, it is not necessary for us to spend a significant amount of funds for capital improvements or modifications to our towers to accommodate new tenants. We estimate we will incur approximately $1,000 per tower per year on maintenance capital expenditures. For 2005, we expect to incur capital expenditures of approximately $10.0 million to $15.0 million primarily in connection with our plans to build 50 to 75 new towers. Additionally, we expect to incur capital expenditures of approximately $12.0 million to $13.0 million primarily in connection with acquiring towers during the first quarter of 2005. All of these planned capital expenditures are expected to be funded by cash on hand, cash flow from operations and availability under our senior credit facility. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio.

Debt Service Requirements

At December 31, 2004, we had $51.9 million outstanding of our 10¼% senior notes. This amount includes a $1.9 million deferred gain related to the termination of a derivative instrument in 2002. These notes were redeemed in full on February 1, 2005 at the call price of 105.125% of the aggregate principal amount. The 10¼% senior notes were scheduled to mature February 1, 2009.

At December 31, 2004, we had $302.4 million outstanding of our 9¾% senior discount notes. The 9¾% notes accrete in value until December 15, 2007, at which time they will have a fully accreted balance of $400.8 million. These notes mature December 15, 2011. Interest on these notes is payable June 15 and December 15, beginning June 15, 2008.

At December 31, 2004, we had $250.0 million outstanding of our 8½% senior notes. The 8½% notes mature on December 1, 2012. Interest on these notes is payable June 1 and December 1, beginning June 1, 2005. Based on the amounts outstanding at December 31, 2004, annual debt service on these notes is $21.3 million.

As of December 31, 2004, we had $323.4 million outstanding under our senior credit facility. Based on this outstanding amount and rates in effect at such time, we estimate our annual debt service including amortization to be approximately $15.7 million annually related to our senior credit facility.

The issuance of our 8½% senior notes in December 2004 as well as the repurchase of $186.5 million of 10¼% senior notes in December 2004 pursuant to a tender offer and the redemption of the remaining $50.0 million of 10¼% senior notes in February 2005 is expected to result in a cash savings of approximately $2.6 million in debt service payments in 2005.

Capital Instruments

Senior Notes and Senior Discount Notes

Our 8½% senior notes are unsecured and are pari passu in right of payment with our other existing and future senior indebtedness. Our 9¾% senior discount notes were co-issued by us and Telecommunications in December 2003, are unsecured, rank pari passu with the senior indebtedness and are structurally senior to all indebtedness of SBA Communications. The 8½% senior notes, and the 9¾% senior discount notes place certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sale of assets, transactions with affiliates, sale and leaseback transactions, certain investments and our ability to merge or consolidate with other entities.

January 2004 Senior Credit Facility

On January 30, 2004, SBA Senior Finance closed on a new senior credit facility in the amount of $400.0 million. This facility consists of a $275.0 million term loan which was funded at closing, a $50.0 million delayed draw term loan, and a $75.0 million revolving line of credit. The revolving line of credit may be borrowed, repaid and redrawn. Amortization of the term loan is at a quarterly rate of 0.25% and is payable quarterly beginning September 30, 2004 and ends September 30, 2008. All remaining outstanding amounts under the term loans are due October 31, 2008. There is no amortization of the revolving line of credit and all amounts outstanding under the revolving line of credit are due on July 31, 2008. On November 12, 2004, we entered into an amendment to the senior credit facility. Under the amendment, amounts borrowed will accrue interest at either the Eurodollar Rate (as defined in the senior credit facility) plus a spread of 275 basis points or the Base Rate (as defined in the senior credit facility) plus a spread of 175 basis points. This facility may be prepaid at any time with no prepayment penalty.

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

The new senior credit facility requires SBA Senior Finance to maintain specified financial ratios, including ratios regarding its debt to annualized operating cash flow, debt service, cash interest expense and fixed charges for each quarter. This new senior credit facility contains affirmative and negative covenants that, among other things, restrict its ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants. Additionally, this facility permits distributions by SBA Senior Finance to Telecommunications and SBA Communications to service their debt, pay consolidated taxes, pay holding company expenses and for the repurchase of senior notes or senior discount notes subject to compliance with the covenants discussed above. SBA Senior Finance’s ability in the future to comply with the covenants and access the available funds under the senior credit facility in the future will depend on its future financial performance. As of December 31, 2004, we were in full compliance with the financial covenants contained in this agreement.

Registration Statements

We have on file with the Commission shelf registration statements on Form S-4 registering up to a total of 8.0 million shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services at various locations in the United States. During the year ended December 31, 2004, we issued 412,556 shares of Class A common stock under these registration statements in connection with the acquisition of five towers and related assets. As of December 31, 2004, we had 3,972,800 million shares of Class A common stock remaining available under these shelf registration statements. Subsequent to December 31, 2004, we issued 448,000 shares under these shelf registration statements in partial payment of the purchase price in connection with the acquisition of 24 towers.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123, Share-Based Payment (“Statement 123R”), which is effective for our third quarter of fiscal 2005. Statement 123R requires companies to expense in their consolidated statement of operations the estimated fair value of employee stock options and similar awards. We are currently evaluating which application method will be applied once SFAS 123R is adopted. Depending on the model used to calculate stock-based compensation expense in the future, the implementation of certain other requirements of Statement 123R and additional option grants expected to be made in the future, the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in our future financial statements. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in Statement 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

The effective date of certain elements of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“Statement 150”), has been delayed indefinitely by the FASB. These elements of Statement 150 require that noncontrolling interests in limited-life subsidiaries be classified as liabilities. As a result of this indefinite delay, we have not adopted these elements of Statement 150. The Company has adopted the other elements of Statement 150, for which the effective date was not delayed. Currently, we do not expect that the adoption of the remaining elements of Statement 150 will have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets—an Amendment of APB No. 29” (SFAS 153). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” This standard is effective for nonmonetary asset exchanges occurring after July 1, 2005. The adoption of this standard is not expected to impact our Consolidated Financial Statements.

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual commitments as of December 31, 2004:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Short-term and long-term debt	$1,024,134	$3,250	$6,500	$313,625	$700,759
Interest payments (1)	407,302	41,203	83,587	140,611	141,901
Operating leases	623,128	26,093	49,381	49,751	497,903
Employment agreements	1,510	975	535	—	—

	$2,056,074	$71,521	$140,003	$503,987	$1,340,563

(1)	Represents interest payments of 8 1/2% senior notes, 10 1/4% senior notes, and 9 3/4% senior discount notes based on stated interest rates on those facilities. This also includes interest on the senior credit facility, which had a weighted average interest rate of 4.86% at December 31, 2004.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. We are subject to interest rate risk on our senior credit facility and any future financing requirements. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed rate senior notes and our borrowings under our senior credit facility. As of December 31, 2004, long-term fixed rate borrowings represented approximately 65.4% of our total borrowings. Assuming a 100 basis-point change in LIBOR, our annual interest cost would change by approximately $3.2 million, based on outstanding balances as of the date of this report.

The following table presents the future principal payment obligations and interest rates associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(in thousands)
Long-term debt:

Fixed rate (10 1/4%)(1)	—	—	—	—	$49,985	—	$49,985	$52,547
Fixed rate (9 3/4%)	—	—	—	—	—	$400,774	$400,774	$337,652
Fixed rate (8 1/2%)	—	—	—	—	—	$250,000	$250,000	$255,000
Senior credit facility (rates varying from 4.81% to 5.51% at December 31, 2004)	$3,250	$3,250	$3,250	$313,625	—	—	$323,375	$323,375

(1)	These notes were redeemed in full on February 1, 2005.

Our primary market risk exposure relates to (1) the interest rate risk on variable-rate long-term and short-term borrowings, (2) our ability to refinance our 9¾% senior discount notes and our 8½% senior notes, at maturity at market rates, and (3) the impact of interest rate movements on our ability to meet financial covenants. We manage the interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

Senior Note and Senior Discount Note Disclosure Requirements

The indentures governing our 8½% senior notes and our 9¾% senior discount notes require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries. As of December 31, 2004 we had no unrestricted subsidiaries. Additionally, we are required to disclose (i) Tower Cash Flow, as defined in the indentures, for the most recent fiscal quarter and (ii) Adjusted Consolidated Cash Flow, as defined in the indentures, for the most recently completed four-quarter period. This information is presented solely as a requirement of the indentures. Such information is not intended as an alternative measure of financial position, operating results or cash flows from operations (as determined in accordance with generally accepted accounting principles). Furthermore, our measure of the following information may not be comparable to similarly titled measures of other companies.

Tower Cash Flow and Adjusted Consolidated Cash Flow, as defined in our senior note and senior discount note indentures, are as follows:

9 3/4% Senior Discount Notes
(in thousands)
HoldCo Tower Cash Flow for the three months ended December 31, 2004(1)	$26,812
OpCo tower Cash Flow for the three months ended December 31, 2004(2)	$26,812
HoldCo Adjusted Consolidated Cash Flow for the twelve months ended December 31, 2004	$84,911
OpCo Adjusted Consolidated Cash Flow for the twelve months ended December 31, 2004	$89,622

(1)	In the indenture for the 9¾% senior discount notes HoldCo is referred to as the “Co-Issuer” or SBA Communications Corporation.
(2)	In the indenture for the 9¾% senior discount notes OpCo is referred to as the “Company” or SBA Telecommunications, Inc.

8½% Senior Notes
Tower Cash Flow for the three months ended December 31, 2004	$26,812
Adjusted Consolidated Cash Flow of the Company for the twelve months ended December 31, 2004	$84,911
Adjusted Consolidated Cash Flow of SBA Senior Finance for the twelve months ended December 31, 2004	$89,918

Special Note Regarding Forward Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

•	our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund operations and meet our obligations as they become due;

•	our ability to sell those towers accounted for in discontinued operations and the timing of such sales;

•	our belief that we will experience continued long-term growth of our site leasing revenues due to increasing minutes of use and network coverage and capacity requirements;

•	our strategy to focus our business on the site leasing business, and the consequential shift in our revenue stream and gross profits from project driven revenues to recurring revenues, predictable operating costs and minimal capital expenditures;

•	our belief that focusing our site leasing activities in the Eastern third of the United States will improve our operating efficiencies, reduce overhead expenses and procure higher revenue per tower;

•	our expectation of growing our cash flows by using existing tower capacity or requiring carriers to bear all or a portion of the cost of tower modifications;

•	our belief that our towers have significant capacity to accommodate additional tenants and increased use of our towers can be achieved at a low incremental cost;

•	our intention to selectively invest in new tower builds and/or tower acquisitions;

•	our expectations regarding our new build program and our intent to build 50-75 new towers in 2005;

•	our intent that each new build will at least have one tenant upon completion and our expectation that many will have multiple tenants;

•	our belief regarding our position to capture additional site leasing business in our markets and identify and participate in site development projects across our markets;

•	our estimates regarding our annual debt service and cash interest requirements in 2005 and thereafter; and

•	our estimates regarding cash savings in debt service and amortization payments in 2005 as a result of our debt refinancing activities.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our inability to sufficiently increase our revenues and maintain or decrease expenses and cash capital expenditures to permit us to fund operations and meet our obligations as they become due;

•	the inability of our clients to access sufficient capital or their unwillingness to expend capital to fund network expansion or enhancements;

•	our ability to continue to comply with covenants and the terms of our senior credit facility and to access sufficient capital to fund our operations;

•	our ability to secure as many site leasing tenants as planned;

•	our ability to expand our site leasing business and maintain or expand our site development business;

•	our ability to successfully build 50-75 new towers in 2005;

•	our ability to successfully implement our strategy of having at least one tenant on each new build upon completion;

•	our ability to successfully address zoning issues;

•	our ability to retain current lessees on our towers;

•	the actual amount and timing of services rendered and revenues received under our contract with Sprint;

•	our ability to realize economies of scale from our tower portfolio; and

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry.

We assume no responsibility for updating forward-looking statements contained in this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are on pages F-1 through F-35.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In performing this evaluation, management reviewed the Company’s lease accounting and leasehold depreciation practices partially in light of the recent attention and focus on such practices by restaurant and retail companies. As a result of this review, the Company concluded that its previously established lease accounting and leasehold depreciation practices were not appropriate and determined that the Company’s annual rent and depreciation expense over the last several years had been understated. Accordingly, as described below, the Company determined to restate certain of its previously issued financial statements to reflect the correction in the Company’s lease accounting and leasehold depreciation practices. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

Management’s Annual Report on Internal Control over Financial Reporting - Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework.

In performing this assessment, management reviewed the Company’s lease accounting and leasehold depreciation practices partially in light of the recent attention and focus on such practices by restaurant and retail companies. As a result of this review, management concluded that the Company’s controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation practices were insufficient, and, as a result, management has determined that the Company’s annual rent and depreciation expense over the last several years had been understated. On February 25, 2005, the Audit Committee of the Board of Directors (the “Committee”) and senior management determined to restate certain of the Company’s previously issued financial statements to reflect the correction in its lease accounting and leasehold depreciation practices.

Management evaluated the impact of this restatement on the Company’s assessment of its system of internal control and has concluded that the control deficiency that resulted in the incorrect lease accounting and leasehold depreciation practices represented a material weakness. As a result of this material weakness in the Company’s internal control over financial reporting, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control—Integrated Framework. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies as well as strong indicators that a material weakness exists, including the restatement of previously issued financial statements to reflect the correction of a misstatement.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears below.

Remediation Steps to Address Material Weakness - To remediate the material weakness in the Company’s internal control over financial reporting, subsequent to year end the Company has implemented additional review procedures over the selection and monitoring of appropriate application of accounting standards affecting lease accounting and leasehold depreciation accounting practices.

Change in Internal Control Over Financial Reporting - There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that SBA Communications Corporation and Subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the Company’s insufficient controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation practices, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SBA Communications Corporation and Subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: In its assessment as of December 31, 2004, management identified as a material weakness the Company’s insufficient controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation practices. As a result of this material weakness in internal control, management concluded the Company’s previously reported annual depreciation expense and rent expense had been understated and that previously issued financial statements should be restated. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 14, 2005 on those financial statements.

In our opinion, management’s assessment that SBA Communications Corporation and Subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, SBA Communications Corporation and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

West Palm Beach, Florida

March 14, 2005

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is located on our internet web site at www.sbasite.com under “Investor Relations-Corporate Governance.”

The remaining items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed on or before April 30, 2005.

ITEM 11. EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed on or before April 30, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed on or before April 30, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed on or before April 30, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed on or before April 30, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this Annual Report on Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

Exhibit No.	Description of Exhibits
3.4	—Fourth Amended and Restated Articles of Incorporation of SBA Communications Corporation.(1)

3.5	—Amended and Revised By-Laws of SBA Communications Corporation.(1)

4.4	—Indenture, dated as of February 2, 2001, between SBA Communications Corporation and State Street Bank and Trust Company, as trustee, relating to $500,000,000 in aggregate principal amount and maturity of 10¼% senior notes due 2009.(2)

4.5	—Form of 10¼% senior note due February 1, 2009.(2)

4.6	—Rights Agreement, dated as of January 11, 2002, between SBA Communications Corporation and the Rights Agent.(3)

4.7	—Indenture, dated as of December 19, 2003, among SBA Communications Corporation, SBA Telecommunications, Inc. and U.S. Bank National Association, as trustee, relating to the $402,024,000 in aggregate principal amount at maturity of 9¾% senior discount notes due 2011.(4)

4.8	—Form of 9¾% senior discount note due 2011.(4)

4.9	—Indenture, dated as of December 14, 2004, between SBA Communications Corporation and U.S. Bank, N.A., as trustee, relating to $250,000,000 aggregate principal amount of 8½% senior notes due 2012.*

4.10	—Form of 8½% senior note due December 1, 2012.*

5.1	—Opinion of Akerman Senterfitt.*

10.1	—SBA Communications Corporation Registration Rights Agreement dated as of March 5, 1997, among the Company, Steven E. Bernstein, Ronald G. Bizick, II and Robert Grobstein.(5)

10.3	—Purchase and Sale Agreement, dated as of March 17, 2003, by and among SBA Properties, Inc.*, SBA Towers, Inc., SBA Properties Louisiana LLC and AAT Communications Corp.(6)

10.23	—1996 Stock Option Plan.(1)+

10.24	—1999 Equity Participation Plan.(1)+

10.25	—1999 Stock Purchase Plan.(1)+

10.27	—Incentive Stock Option Agreement, dated as of September 5, 2000, between SBA Communications Corporation and Thomas P. Hunt.(7)+

10.28	—Restricted Stock Agreement, dated as of September 5, 2000, between SBA Communications Corporation and Thomas P. Hunt.(7)+

10.33	—2001 Equity Participation Plan.(8)+

10.35	—Employment Agreement, dated as of February 28, 2003, between SBA Properties Inc. and Jeffrey A. Stoops.(9)+

10.36	—Employment Agreement, dated as of February 28, 2003, between SBA Properties Inc. and Kurt L. Bagwell.(9)+

10.37	—Employment Agreement, dated as of February 28, 2003, between SBA Properties Inc. and Thomas P. Hunt.(9)+

10.41	—$400,000,000 Amended and Restated Credit Agreement, dated as of January 30, 2004, among SBA Senior Finance, Inc., as borrower, the lenders from time to time parties thereto, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Bookrunners, Lehman Commercial Paper Inc., as Administrative Agent, General Electric Capital Corporation as Co-Lead Arranger and Co-Syndication Agent, and TD Securities (USA) Inc., as Documentation Agent.(4)

10.42	—Guarantee and Collateral Agreement dated January 30, 2004 among SBA Communications Corporation, SBA Telecommunications, Inc., SBA Senior Finance, Inc. and certain of their subsidiaries in favor of Lehman Commercial Paper, Inc.(4)

10.44	—First Amendment, dated as of November 12, 2004, to the Amended and Restated Credit Agreement, dated as of January 30, 2004, among SBA Senior Finance, Inc., as borrower, the lenders from time to time parties thereto, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as Joint Advisors, Joint Lead Arrangers and Bookrunners, Lehman Commercial Paper Inc., as Administrative Agent, General Electric Capital Corporation as Co-Lead Arranger and Co-Syndication Agent, and TD Securities (USA) Inc., as Documentation Agent. (10)

10.45	—Registration Rights Agreement, dated as of December 14, 2004, among SBA Communications Corporation, and Lehman Brothers Inc. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers relating to the 8 1/2% senior notes due 2012.*

12.1	—Ratio of Earnings to Fixed Charges.*

21	—Subsidiaries.*

23.1	—Consent of Ernst & Young LLP.*

31.1	—Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	—Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	—Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	—Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

+	Management contract or compensatory plan or arrangement.
*	Filed herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-76547).
(2)	Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-58128).
(3)	Incorporated by reference to the Form 8-K, dated January 11, 2002, previously filed by the Registrant.
(4)	Incorporated by reference to the Form 10-K for the year ended December 31, 2003 previously filed by the Registrant.
(5)	Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-50219).
(6)	Incorporated by reference to Form 8-K, dated May 9, 2003, previously filed by Registrant.
(7)	Incorporated by reference to the Form 10-K for the year ended December 31, 2000, previously filed by the Registrant.
(8)	Incorporated by reference to the Registration Statement on Form S-8, previously filed by the Registrant (Registration No. 333-69236).
(9)	Incorporated by reference to the Form 10-K for the year ended December 31, 2002, previously filed by the Registrant.
(10)	Incorporated by reference to the Form 8-K, dated November 12, 2004, previously filed by the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

By:	/s/ STEVEN E. BERNSTEIN
Steven E. Bernstein Chairman of the Board of Directors

Date:	March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEVEN E. BERNSTEIN Steven E. Bernstein	Chairman of the Board of Directors	March 16, 2005

/s/ JEFFREY A. STOOPS Jeffrey A. Stoops	Chief Executive Officer and President (Principal Executive Officer) and Director	March 16, 2005

/s/ ANTHONY J. MACAIONE Anthony J. Macaione	Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/s/ BRIAN C. CARR Brian. C. Carr	Director	March 16, 2005

/s/ DUNCAN H. COCROFT Duncan H. Cocroft	Director	March 16, 2005

/s/ PHILIP L. HAWKINS Philip L. Hawkins	Director	March 16, 2005

/s/ DONALD B. HEBB, JR. Donald B. Hebb, Jr.	Director	March 16, 2005

/s/ JACK LANGER Jack Langer	Director	March 16, 2005

/s/ STEVEN E. NIELSEN Steven E. Nielsen	Director	March 16, 2005

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of SBA Communications Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2004 and December 31, 2003 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SBA Communications Corporation and Subsidiaries at December 31, 2004 and December 31, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2003 and the statement of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003 and December 31, 2002, have been restated to correct the accounting for leases and leasehold depreciation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SBA Communications Corporation and Subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

West Palm Beach, Florida	/s/ ERNST & YOUNG LLP
March 14, 2005

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31, 2004	December 31, 2003 As restated
ASSETS
Current assets:
Cash and cash equivalents	$69,627	$8,338
Short-term investments	—	15,200
Restricted cash	2,017	10,344
Accounts receivable, net of allowance of $1,731 and $1,400 in 2004 and 2003, respectively	21,125	19,414
Costs and estimated earnings in excess of billings on uncompleted contracts	19,066	10,227
Prepaid and other current expenses	4,327	5,009
Assets held for sale	10	1,733

Total current assets	116,172	70,265

Property and equipment, net	745,831	830,145
Deferred financing fees, net	19,421	24,253
Other assets	34,455	31,181
Intangible assets, net	1,365	2,408

Total assets	$917,244	$958,252

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,204	$11,352
Accrued expenses	14,997	17,866
Deferred revenue	10,810	11,137
Interest payable	3,729	20,319
Long term debt, current portion	3,250	11,538
Billings in excess of costs and estimated earnings on uncompleted contracts	1,251	1,168
Other current liabilities	1,762	1,959
Liabilities held for sale	—	608

Total current liabilities	51,003	75,947

Long Term Liabilities:
Long-term debt	924,456	859,220
Deferred revenue	384	511
Other long-term liabilities	30,072	24,140

Total long term liabilities	954,912	883,871

Commitments and contingencies
Shareholders’ deficit:
Preferred stock - $.01 par value, 30,000 shares authorized, none issued or outstanding	—	—
Common Stock - Class A par value $.01, 200,000 shares authorized, 64,903 and 55,016 shares issued and outstanding in 2004 and 2003, respectively	649	550
Common stock - Class B par value $.01, 8,100 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	740,037	679,961
Accumulated deficit	(829,357)	(682,077)

Total shareholders’ deficit	(88,671)	(1,566)

Total liabilities and shareholders’ deficit	$917,244	$958,252

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the year ended December 31,
	2004	2003 As restated	2002 As restated
Revenues:
Site leasing	$144,004	$127,852	$115,121
Site development	87,478	64,257	99,352

Total revenues	231,482	192,109	214,473

Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	47,283	47,793	46,709
Cost of site development	81,398	58,683	81,565

Total cost of revenues	128,681	106,476	128,274

Gross profit	102,801	85,633	86,199

Operating expenses:
Selling, general and administrative	28,887	30,714	32,740
Restructuring and other charges	250	2,094	47,762
Asset impairment charges	7,092	12,993	24,194
Depreciation, accretion and amortization	90,453	93,657	95,627

Total operating expenses	126,682	139,458	200,323

Operating loss from continuing operations	(23,881)	(53,825)	(114,124)

Other income (expense):
Interest income	516	692	601
Interest expense	(47,460)	(81,501)	(54,822)
Non-cash interest expense	(28,082)	(9,277)	(29,038)
Amortization of debt issuance costs	(3,445)	(5,115)	(4,480)
Loss from write-off of deferred financing fees and extinguishment of debt	(41,197)	(24,219)	—
Other	236	169	(169)

Total other expense	(119,432)	(119,251)	(87,908)

Loss from continuing operations before provision for income taxes and cumulative effect of change in accounting principle	(143,313)	(173,076)	(202,032)
Provision for income taxes	(710)	(1,729)	(300)

Loss from continuing operations before cumulative effect of change in accounting principle	(144,023)	(174,805)	(202,332)

(Loss) gain from discontinued operations, net of income taxes	(3,257)	202	(4,081)

Loss before cumulative effect of change in accounting principle	(147,280)	(174,603)	(206,413)
Cumulative effect of change in accounting principle	—	(545)	(60,674)

Net loss	$(147,280)	$(175,148)	$(267,087)

Basic and diluted loss per common share amounts:
Loss from continuing operations before cumulative effect of changes in accounting principle	$(2.47)	$(3.35)	$(4.01)
Loss from discontinued operations	(0.05)	—	(0.08)
Cumulative effect of change in accounting principle	—	(0.01)	(1.20)

Net loss per common share	$(2.52)	$(3.36)	$(5.29)

Weighted average number of common shares	58,420	52,204	50,491

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(in thousands)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2001, as previously reported	43,233	$432	5,456	$55	$663,724	$(215,467)	$448,744
Effect of restatement	—	—	—	—	—	(24,375)	(24,375)

BALANCE, December 31, 2001, as restated	43,233	432	5,456	55	663,724	(239,842)	424,369
Common stock issued in connection with acquisitions	1,316	13	—	—	1,383	—	1,396
Non-cash compensation	—	—	—	—	2,017	—	2,017
Common stock issued in connection with employee stock purchase/option plans	1,125	12	—	—	317	—	329
Net loss, as restated	—	—	—	—	—	(267,087)	(267,087)

BALANCE, December 31, 2002, as restated	45,674	457	5,456	55	667,441	(506,929)	161,024
Conversion of Class B common stock into Class A common stock	5,456	55	(5,456)	(55)	—	—	—
Non-cash compensation					832	—	832
Payment of restricted stock guarantee	—	—	—	—	(936)	—	(936)
Common stock issued in exchange for 10 1/4% senior notes	3,853	38	—	—	12,593	—	12,631
Common stock issued in connection with employee stock purchase/option plans	33	—	—	—	31	—	31
Net loss, as restated	—	—	—	—	—	(175,148)	(175,148)

BALANCE, December 31, 2003, as restated	55,016	550	—	—	679,961	(682,077)	(1,566)
Common stock issued in connection with acquisitions	413	4	—	—	3,003	—	3,007
Non-cash compensation	—	—	—	—	470	—	470
Common stock issued in exchange for 10 1/4% senior notes and 9 3/4% senior discount notes	8,818	88	—	—	54,484	—	54,572
Common stock issued in connection with stock purchase/option plans	657	7	—	—	2,119	—	2,126
Net loss	—	—	—	—	—	(147,280)	(147,280)

BALANCE, December 31, 2004	64,903	$649	—	$—	$740,037	$(829,357)	$(88,671)

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2004	2003 As restated	2002 As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(147,280)	$(175,148)	$(267,087)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization	90,453	93,657	95,627
Non-cash restructuring and other charges	250	1,119	43,438
Asset impairment charges	7,092	12,993	24,194
Non-cash items reported in discontinued operations (primarily depreciation, asset impairment charges, and gain/loss on sale of assets)	29	5,370	18,886
Non-cash compensation expense	470	832	2,017
Provision for doubtful accounts	(287)	3,554	3,371
Amortization of original issue discount and debt issuance costs	30,994	11,011	33,518
Interest converted to term loan	554	3,227	—
Loss from write-off of deferred financing fees and exintinguishment of debt	41,197	24,219	—
Amortization of deferred gain of derivative	(746)	(676)	(133)
Cumulative effect of change in accounting principle	—	545	60,674
Changes in operating assets and liabilities:
Short term investments	15,200	(15,200)	—
Accounts receivable	(1,208)	13,129	17,133
Costs and estimated earnings in excess of billings on uncompleted contracts	(8,839)	198	908
Prepaid and other current assets	641	(343)	1,356
Other assets	(3,759)	(4,176)	(5,674)
Accounts payable	3,559	(5,758)	(15,229)
Accrued expenses	(3,164)	103	(144)
Deferred revenue	(493)	1,466	761
Interest payable	(15,732)	(2,387)	1,104
Other liabilities	5,202	1,790	7,127
Billings in excess of costs and estimated earnings on uncompleted contracts	83	667	(4,040)

Net cash provided by (used in) operating activities	14,216	(29,808)	17,807

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from termination of interest rate swap agreement	—	—	5,369
Capital expenditures	(7,214)	(15,136)	(86,361)
Acquisitions and related earn-outs	(1,791)	(3,126)	(29,724)
Proceeds from sale of fixed assets	1,496	192,450	—
Receipt (payment) of restricted cash	8,835	(18,732)	8,000

Net cash provided by (used in) investing activities	1,326	155,456	(102,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase/option plans	2,126	31	329
Proceeds from 9 3/4% senior discount notes payable, net of financing fees	—	267,109	—
Proceeds from 8 1/2% senior notes, net of financing fees	244,788	—	—
Borrowings under senior credit facility, net of financing fees	363,457	356,955	143,809
Bank overdraft borrowings (repayments)	126	400	(11,547)
Payment of restricted stock guarantee	—	(936)	—
Repayment of senior credit facility and notes payable	(173,403)	(505,085)	(445)
Repurchase of 10 1/4% senior notes	(320,553)	—	—
Repurchase of 12% senior notes	(70,794)	(296,925)	—

Net cash provided by (used in) financing activities	45,747	(178,451)	132,146

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	61,289	(52,803)	47,237
CASH AND CASH EQUIVALENTS:
Beginning of period	8,338	61,141	13,904

End of period	$69,627	$8,338	$61,141

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2004	2003 As restated	2002 As restated
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of amounts capitalized	$63,746	$84,847	$58,261

Income taxes, net of refunds	$971	$1,852	$1,502

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Assets acquired in connection with acquisitions	$3,051	$—	$3,396

Liabilities assumed in connection with acquisitions	$(44)	$—	$(2,000)

Common stock issued in connection with acquisitions	$(3,007)	$—	$(1,396)

Class A common stock issued in exchange for 10 1/4% senior notes, 9 3/4% senior discount notes, and accrued interest	$54,572	$12,631	$—

10 1/4% senior notes and accrued interest redeemed for Class A common stock	$(51,433)	$(13,713)	$—

The accompanying notes are an integral part of these consolidated financial statements.

1. GENERAL

SBA Communications Corporation (the “Company” or “SBA”) was incorporated in the State of Florida in March 1997. The Company holds all of the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”). Telecommunications holds all of the capital stock of SBA Senior Finance, Inc. (“SBA Senior Finance”). SBA Senior Finance holds all of the capital stock of SBA Towers, Inc., SBA Properties, Inc., SBA Sites, Inc., and certain other tower companies (collectively “Tower Companies”), SBA Leasing, Inc. (“SBA Leasing”) and SBA Network Services, Inc. SBA Network Services, Inc. holds all of the capital stock of other companies engaged in similar businesses (collectively “Network Services”).

The Tower Companies own and operate transmission towers in the Eastern third of the United States, Puerto Rico and the U.S. Virgin Islands. Space on these towers is leased primarily to wireless communications carriers.

SBA Leasing leases antenna tower sites from owners and then subleases such sites to wireless telecommunications providers.

Network Services provides comprehensive turnkey services for the telecommunications industry in the areas of site development services for wireless carriers and the construction and repair of transmission towers. Site development services provided by Network Services include network pre-design, site audits, site identification and acquisition, contract and title administration, zoning and land use permitting, construction management, microwave relocation and the construction and repair of transmission towers, including the hanging of antennas, cabling and associated tower components. In addition to providing turnkey services to the telecommunications industry, Network Services historically has constructed, or has overseen the construction of, approximately 60% of the newly built towers that the Company owns.

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

d. Short Term Investments

The Company’s short-term investments consist of debt securities, which are acquired and held for a short period of time. Trading securities are recorded at fair value. Investment income and unrealized holding gains and losses on trading securities are included in earnings.

e. Property and Equipment

Property and equipment are recorded at cost, adjusted for asset impairment and estimated asset retirement obligations. Costs associated with the acquisition, development and construction of towers are capitalized as a cost of the towers. Costs for self-constructed towers include direct materials and labor, indirect costs and capitalized interest. Depreciation on towers and related components is provided using the straight-line method over the estimated useful lives, not to exceed the minimum lease term of the underlying ground lease as defined in Note 3. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. For all other property and equipment, depreciation is provided using the straight-line method over the estimated useful lives. The Company performs ongoing evaluations of the estimated useful lives of its property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the useful lives of assets are reduced, depreciation may be accelerated in future years. Maintenance and repair items are expensed as incurred.

Asset classes and related estimated useful lives are as follows:

Towers and related components	2 –15	years
Furniture, equipment and vehicles	2 –7	years
Buildings and improvements	5 –39	years

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

Interest is capitalized in connection with the self-construction of Company-owned towers. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Approximately $0.01 million, $0.1 million and $1.7 million of interest cost was capitalized in 2004, 2003, and 2002, respectively. Approximately $1.9 million of capitalized interest was reclassified to discontinued operations in 2002. No capitalized interest was reclassified in 2004 or 2003.

f. Deferred Financing Fees

Financing fees related to the issuance of debt have been deferred and are being amortized using a method that approximates the effective interest rate method over the length of indebtedness to which they relate.

g. Deferred Lease Costs

The Company defers certain initial direct costs associated with lease originations and lease amendments and amortizes these costs over the initial lease term, generally five years. Such costs deferred were approximately $1.8 million, $2.0 million, and $1.7 million and in 2004, 2003, and 2002, respectively. Amortization expense was $1.6 million, $1.3 million, and $0.8 million for the year ended December 31, 2004, 2003 and 2002, respectively, and is included in cost of site leasing in the accompanying Consolidated Statements of Operations. As of December 31, 2004 and 2003, unamortized deferred lease costs were $4.3 million and $4.1 million, respectively, and are included in other assets. Accumulated amortization totaled $4.7 million and $3.2 million at December 31, 2004 and 2003, respectively.

h. Intangible Assets

Intangible assets are comprised of costs paid related to covenants not to compete. These finite-lived intangibles are being amortized over the terms of the contracts, which range from 3 to 5 years.

i. Goodwill

There was no goodwill at December 31, 2004 or 2003 or amortization of goodwill during 2004 and 2003, as a result of adopting the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) in 2002.

j. Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows. Estimates and assumptions inherent in the impairment evaluation include, but are not limited to, general market conditions, historical operating results, tower lease-up potential and expected timing of lease-up.

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

The Company’s 9 3/4% senior discount notes are registered and the 10 1/4% senior notes were registered. The 8 1/2% senior notes were sold in December 2004 pursuant to Rule 144A and Regulation S of the Securities Act. Since the 8 1/2% senior notes are not registered, they are subject to certain restrictions on resale. The following table reflects fair values as determined by quoted market prices (except for the 10 1/4% senior notes for which the tendered value of the notes was used in 2004) and carrying values of these notes as of December 31, 2004 and 2003:

	At December 31, 2004		At December 31, 2003
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(dollars in millions)
12% Senior Discount Notes	$—	$—	$71.6	$65.7
10 1/4% Senior Notes	$52.5	$50.0	$398.3	$406.4
9 3/4% Senior Discount Notes	$337.7	$302.4	$279.9	$275.8
8 1/2% Senior Notes	$255.0	$250.0	$—	$—

l. Revenue Recognition and Accounts Receivable

Revenue from site leasing is recorded monthly and recognized on a straight-line basis over the term of the related lease agreements, which are generally five years. Receivables recorded related to the straight-lining of site leases is reflected in prepaid and other current assets and other assets in the consolidated balance sheets. Rental amounts received in advance are recorded as deferred revenue in the consolidated balance sheets.

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

The Company performs periodic credit evaluations of its customers. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience, specific customer collection issues identified and past due balances as determined based on contractual terms. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts in the period in which uncollectability is determined to be probable. If the capital markets and the ability of wireless carriers to access capital were to deteriorate, the ultimate collectability of accounts receivable may be negatively impacted. The following is a rollforward of the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002:

	For the year ended December 31,
	2004	2003	2002
Beginning Balance	$1,400	$5,572	$5,921
Provisions (credits)	(287)	3,554	3,371
Writeoffs, net of recoveries	618	(7,726)	(3,720)

Ending Balance	$1,731	$1,400	$5,572

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

n. Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS 123 (“SFAS 148”) which provides alternative methods for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation. The Company has elected to continue to account for its stock-based employee compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations and adopt the disclosure provisions of SFAS 148.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation.

	For the year ended December 31,
	2004	2003 As restated	2002 As restated
	(in millions)
Net loss, as reported	$(147.3)	$(175.1)	$(267.1)
Non-cash compensation charges included in net loss	0.5	0.8	2.0
Incremental stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5.4)	(4.2)	(6.2)

Pro forma net loss	$(152.2)	$(178.5)	$(271.3)

Loss per share
Basic and diluted - as reported	$(2.52)	$(3.35)	$(5.29)
Basic and diluted - pro forma	$(2.61)	$(3.42)	$(5.37)

The Black-Scholes option-pricing model was used with the following assumptions:

	For the year ended December 31,
	2004	2003	2002
Risk free interest rate	3.5%	2.0%	3.25%
Dividend yield	0%	0%	0%
Expected volatility	113%	90%	171%
Expected lives	4 years	4 years	4 years

The effect of applying SFAS 123 in the pro-forma disclosure is not necessarily indicative of future results.

o. Loss Per Share

Basic and diluted loss per share is calculated in accordance with SFAS No. 128, Earnings per Share. The Company has potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computations are the same for all periods presented. There were 4.4 million, 3.8 million and 2.8 million options outstanding at December 31, 2004, 2003, and 2002, respectively.

p. Comprehensive Loss

During the years ended December 31, 2004, 2003 and 2002, the Company did not have any changes in its equity resulting from non-owner sources and, accordingly, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

q. Reclassifications

Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation.

3. RESTATEMENT

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). In light of this letter, the Company’s management initiated a review of its accounting practices and determined that it will adjust its method of accounting for certain types of ground leases underlying its tower sites, while in line with industry practice was not in accordance with GAAP. As a result, the Company restated its consolidated financial statements the fiscal years ended December 31, 2003 and 2002 in this Report, as well as the first three quarters of fiscal 2004 (see note 25).

The Company had previously defined the minimum lease term of its ground leases underlying its tower sites as the initial term of the leases and had been straight lining all rental payments due to the lessor evenly over this term, which typically is five years in length. Management determined tht the appropriate interpretation of the minimum lease term under SFAS 13, “Accounting for Leases” as the shorter of the period from lease inception through the end of the term of all tenant lease obligations in existence at ground lease inception, including renewal periods, or the ground lease term, including renewal periods. If no tenant lease obligations existed at the date of ground lease inception, the initial term of the ground lease is considered the minimum lease term. All rental obligations due to be paid out over the minimum lease term, including fixed escalations, have therefore been straight-lined evenly over the minimum lease term. Additionally, if the minimum lease term ends prior to the originally established depreciable life of the tower (typically 15 years), the Company has shortened the depreciable life of the tower to coincide with the minimum lease term of the ground lease.

As a result of the adjustments described above, the accompanying results of operations for the years ended December 31, 2003 and 2002 have been adjusted to record additional rent expense (included in cost of sales on the statement of operations) of $5.7 million and $5.9 million, respectively; additional depreciation expense of $9.5 million and $10.1 million, respectively; a reduction of asset impairment charges of $4.0 million and $1.4 million (included in other operating expenses), respectively; a decrease of provision for income taxes of $.09 million and $.01 million; and an increase (decrease) in loss from discontinued operations of ($8.1) million and $3.4 million, respectively.

The consolidated balance sheets have been adjusted to record additional straight line rent liabilities (included in other long term liabilities) of $2.4 million and $7.3 million, a reduction in fixed assets of $5.5 million and $8.8 million, as well as a reduction in assets held for sale of $0.02 million and $4.9 million, at December 31, 2003 and 2002, respectively. Additionally, retained (deficit) earnings has been reduced by $45.5 million and $42.5 million at December 31, 2003 and 2002, respectively. These adjustments did not have any impact on the overall cash flows of the Company.

Following is a summary of the effects of these changes on the Company’s consolidated balance sheets as of December 31, 2003, as well as the effects of these changes on the Company’s consolidated statements of operations for the years ended December 31, 2003 and 2002.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the year ended December 31, 2003		For the year ended December 31, 2002
	As previously reported	As restated	As previously reported	As restated
	(in thousands)
Total revenues	$192,109	$192,109	$214,473	$214,473
Site leasing cost of revenue	(42,119)	(47,793)	(40,759)	(46,709)
Site development cost of revenue	(58,683)	(58,683)	(81,565)	(81,565)
Depreciation, accretion, and amortization	(84,149)	(93,657)	(85,502)	(95,627)
Other operating expenses	(49,773)	(45,801)	(106,047)	(104,696)

Operating loss from continuing operations	(42,615)	(53,825)	(99,400)	(114,124)
Total other expense	(119,251)	(119,251)	(87,908)	(87,908)
Provision for income taxes	(1,820)	(1,729)	(309)	(300)

Loss from continuing operations before cumulative effect of change in accounting principle	(163,686)	(174,805)	(187,617)	(202,332)
(Loss) gain from discontinued operations, net	(7,940)	202	(705)	(4,081)

Loss before cumulative effect of change in accounting principle	(171,626)	(174,603)	(188,322)	(206,413)
Cumulative effect of change in accounting principle	(545)	(545)	(60,674)	(60,674)

Net loss	$(172,171)	$(175,148)	$(248,996)	$(267,087)

Net loss per common share	$(3.30)	$(3.36)	$(4.93)	$(5.29)

CONSOLIDATED BALANCE SHEET

	December 31, 2003
	As previously reported	As restated
	(in thousands)
Current assets	$70,283	$70,265
Property and equipment	854,857	830,145
Other non-current assets	57,842	57,842

Total assets	$982,982	$958,252

Current liabilities	$76,047	$75,947
Long term debt	859,220	859,220
Deferred revenue and other long term liabilities	3,838	24,651

Total liabilities	939,105	959,818
Total shareholders’ (deficit) equity	43,877	(1,566)

Total liabilities and shareholders’ (deficit) equity	$982,982	$958,252

4. DISCONTINUED OPERATIONS

In March 2003 certain of the Company’s subsidiaries entered into a definitive agreement (the “Western tower sale”) to sell up to an aggregate of 801 towers, which represented substantially all of the Company’s towers in the Western two-thirds of the United States. The Company ultimately sold 784 of the 801 towers as part of the Western tower sale, representing all but three of the 787 total towers sold in 2003. Gross proceeds realized during 2003 from the sale of the 784 towers were $196.7 million, subject to certain remaining potential adjustments. At December 31, 2003, $7.3 million of the proceeds were held by an escrow agent in accordance with the adjustment provisions of the agreement. On April 29, 2004, the Company received notification from the purchaser of the Western towers as to certain claims for indemnification totaling approximately $4.3 million. As a result of these claims, $3.0 million of the escrowed funds were released to the Company in May 2004. In December 2004, the remaining claims for indemnification of $4.3 million were settled for $2.8 million and this amount was released to the purchaser of the Western towers. The remaining $1.5 million was released to the Company in December 2004. The Company recorded a charge of $2.1 million in 2004 relating to the settlement of the claims, which is included in discontinued operations, net of income taxes in the Statement of Operations.

During the year ended December 31, 2004, the Company sold or disposed of 41 of the 61 towers held for sale at December 31, 2003, and reclassified 14 towers back to continuing operations, leaving six towers accounted for as discontinued operations as of December 31, 2004. Five of the six towers accounted for as discontinued operations at December 31, 2004 are under contract to be sold. The Company considers the other tower abandoned. Gross proceeds realized from the sale of towers during the year ended December 31, 2004 was $1.2 million, resulting in a loss on sale of approximately $1.6 million, which is included in loss from discontinued operations, net of income taxes in the accompanying Consolidated Statement of Operations.

The December 31, 2003 loss from discontinued operations includes $3.4 million in asset impairment charges associated with the write-down of the carrying value of the 47 towers to their fair value less estimated cost to sell.

The following is a summary of the operating results of the discontinued operations relating to the Western tower sale and the 47 towers accounted for as discontinued operations:

	For the years ended December 31,
	2004	2003 As restated	2002 As restated
	(in thousands)
Revenues	$168	$11,208	$24,582

Gross (loss) profit	$(174)	$6,240	$14,180

Loss from operations, net of income taxes	$(270)	$(6,170)	$(6,974)
(Loss) gain on disposal of discontinued operations, net of income taxes	(1,622)	6,750	—

(Loss) gain from discontinued operations, net of income taxes	$(1,892)	$580	$(6,974)

A portion of the Company’s interest expense has been allocated to discontinued operations based upon the debt balance attributable to those operations. Interest expense allocated to discontinued operations was $0.8 million and $1.4 million for the years ended December 31, 2003 and 2002, respectively. No interest expense was allocated to discontinued operations in 2004 as there was no associated debt outstanding during 2004.

In May 2004, the Company’s Board of Directors approved a plan of disposition related to site development services operations (including both the site development consulting and site development construction segments) in the Western portion of the United States (“Western site development services”). In June 2004, two business units were sold, and two business units were abandoned within the Western site development services unit. In the third quarter of 2004, the remaining two site development construction business units within the Western site development services unit were sold. Gross proceeds realized from sale during the third quarter were $0.4 million, and a loss on disposal of discontinued operations of $0.8 million was recorded during 2004.

The following is a summary of the operating results of the discontinued operations relating to the Western site development services:

	For the year ended December 31,
	2004	2003	2002
	(in thousands)
Revenues	$14,280	$19,961	$25,689

Gross (loss) profit	$(383)	$834	$4,781

Income (loss) from operations, net of income taxes	$(578)	$(378)	$2,893

Loss on disposal of discontinued operations, net of income taxes	(787)	—	—

(Loss) gain from discontinued operations, net of income taxes	$(1,365)	$(378)	$2,893

No interest expense has been allocated to discontinued operations related to Western site development services for the years ended December 31, 2004, 2003 and 2002.

The following is a summarized balance sheet presenting the carrying amounts of the major classes of assets and liabilities related to the towers held for sale (six at December 31, 2004 and 61 at December 31, 2003) and the western services division which are classified as discontinued operations as of December 31, 2004 and 2003, respectively:

	As of December 31, 2004	As of December 31, 2003 As restated
	(in thousands)
Property and equipment, net	$10	$1,361
Other assets	—	372

Assets held for sale	$10	$1,733

Liabilities held for sale	$—	$608

The notes to the consolidated financial statements for all years presented have been adjusted for the discontinued operations described above.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123, Share-Based Payment (“Statement 123R”), which is effective for the Company’s third quarter of fiscal 2005. Statement 123R requires companies to expense in their consolidated statement of operations the estimated fair value of employee stock options and similar awards. The Company is currently evaluating which application method will be applied once SFAS 123R is adopted. Depending on the model used to calculate stock-based compensation expense in the future, the implementation of certain other requirements of Statement 123R and additional option grants expected to be made in the future, the pro forma disclosure (included in Note 2) may not be indicative of the stock-based compensation expense that will be recognized in the Company’s future financial statements. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in Statement 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets—an Amendment of APB No. 29” (SFAS 153). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” This standard is effective for nonmonetary asset exchanges occurring after July 1, 2005. The adoption of this standard is not expected to impact the Company’s Consolidated Financial Statements.

6. CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

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

The Company has entered into ground leases for the land underlying the majority of the Company’s towers. A majority of these leases require the Company to restore leaseholds to their original condition upon termination of the ground lease. SFAS 143 requires that the net present value of future restoration obligations be recorded as a liability as of the date the legal obligation arises and this amount be capitalized to the related operating asset. At January 1, 2003, the effective date of adoption, the cumulative effect of the change on prior years resulted in a charge of approximately $0.5 million ($0.01 per share), which is included in net loss for the year ended December 31, 2003. In addition, at the date of adoption, the Company recorded an increase in tower assets of approximately $0.6 million and recorded an asset retirement obligation liability of approximately $1.1 million. The asset retirement obligation at December 31, 2004 of $1.4 million is included in other long-term liabilities in the December 31, 2004 Consolidated Balance Sheet. In determining the impact of SFAS 143, the Company considered the nature and scope of legal restoration obligation provisions contained in its third party ground leases, the historical retirement experience as an indicator of future restoration probabilities, intent in renewing existing ground leases through lease termination dates, current and future value and timing of estimated restoration costs, and the credit adjusted risk-free rate used to discount future obligations.

The following pro-forma summary presents the Company’s loss from continuing operations, net loss and related loss per share information as if the Company had been accounting for asset retirement obligations under SFAS 143 for all periods presented:

For the year ended December 31, 2002 As restated
(in thousands, except per share amounts)
Loss from continuing operations before cumulative effect of change in acccounting principles	$(202,332)

Per share loss from continuing operations before cumulative effect of change in accounting principles	$(4.01)

Net loss	$(267,087)

Net loss per common share	$(5.29)

Weighted shares outstanding	50,491

The following summarizes the activity of the asset retirement obligation liability:

	For the year ended December 31,
	2004	2003	2002
	(in thousands)
Asset retirement obligation at January 1	$1,195	$—	$957
Liability recorded in transition	—	1,140	—
Accretion expense	131	119	130
Reclassification of asset retirement obligation from discontinued operations	78	—	—
Revision in estimates	—	(64)	(38)

Asset retirement obligation at December 31	$1,404	$1,195	$1,049

b. SFAS 142

During 2002, the Company completed the transitional impairment test of goodwill required under SFAS 142, Goodwill and other Intangible Assets (“SFAS 142”), which was adopted effective January 1, 2002. As a result of completing the required transitional test, the Company recorded a charge retroactive to the adoption date for the cumulative effect of the accounting change in the amount of $60.7 million, representing the excess of the carrying value of certain assets as compared to their estimated fair value. Of the total $60.7 million cumulative effect adjustment, $58.5 million related to the site development construction reporting segment and $2.2 million related to the site leasing reporting segment. In addition, during 2002, the Company recorded additional goodwill totaling approximately $9.2 million resulting from the achievement of certain earn-out obligations under various construction acquisition agreements entered into prior to July 1, 2001, which was determined to be impaired during 2002 and written off (See Note 19). The Company currently does not have any remaining goodwill or other intangible assets subject to SFAS 142.

The following unaudited pro forma summary presents the Company’s net loss (in thousands) and per share information as if the Company had been accounting for its goodwill under SFAS 142 for all periods presented:

For the year ended December 31, 2002 As restated
(in thousands, except per share amounts)
Reported net loss	$(267,087)
Cumulative effect of change in accounting principle	60,674

Adjusted net loss	$(206,413)

Reported basic and diluted loss per share	$(5.29)
Cumulative effect of change in accounting principle	1.20

Adjusted net loss per share	$(4.09)

7. SHORT-TERM INVESTMENTS

The carrying value of short-term investments of $15.2 million equaled the fair value of these investments at December 31, 2003. In January 2004 these investments were sold for their face value plus accrued interest.

8. RESTRICTED CASH

Restricted cash at December 31, 2004 was $9.9 million. This balance includes $7.9 million of cash pledged as collateral to secure certain obligations of the Company and certain of its affiliates related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business, and is included in other assets in the December 31, 2004 Consolidated Balance Sheet. Approximately $2.0 million of the collateral relates to payment and performance bonds, which are shorter term in nature and are included in restricted cash and reflected as a current asset.

At December 31, 2003, there was $7.3 million of restricted cash which related to funds being held by an escrow agent in accordance with certain potential purchase price adjustments to the Western tower purchase and sale agreement. On April 29, 2004, the Company received notification from the purchaser of the Western towers as to certain claims for indemnification totaling approximately $4.3 million. As a result of these claims, $3.0 million of the restricted cash was released to the Company in May 2004. In December 2004, the remaining claims for indemnification of $4.3 million were settled for $2.8 million and this amount was released to the purchaser of the Western towers. The remaining $1.5 million was released to the Company in December 2004.

9. INTANGIBLE ASSETS, NET

As of December 31, 2004 and 2003, total costs of covenants not to compete were $6.3 million, and accumulated amortization totaled $4.9 million and $3.9 million, respectively. Amortization expense was $1.0 million, $1.3 million and $1.1 million for the year ended December 31, 2004, 2003 and 2002, respectively.

Estimated amortization expense on the Company’s covenants not to compete is as follows (in thousands):

For the year ended December 31,	(In thousands)
2005	$951
2006	406
2007	8

Total	$1,365

10. ACQUISITIONS

During 2004, the Company acquired five towers and related assets from various sellers. The aggregate consideration paid was $0.5 million in cash and 412,566 shares of Class A common stock. In addition, the Company paid $0.6 million in settlement of contingent purchase price amounts payable as a result of towers it acquired having met or exceeded certain earnings or new tower targets.

During 2003, the Company did not acquire any towers or businesses. However, during 2003, the Company paid approximately $3.1 million in settlement of contingent purchase price amounts payable as a result of towers it acquired having met or exceeded earnings or new tower targets.

During 2002, the Company acquired 53 towers and related assets from various sellers. The aggregate consideration paid was $15.5 million in cash and 330,736 shares of Class A common stock. In addition, the Company issued 397,773 shares of Class A common stock in settlement of contingent purchase price amounts payable as a result of towers it acquired having met or exceeded certain earnings or new tower targets.

The Company accounted for all the above tower acquisitions at the fair market value at the date of acquisition. The results of operations of the acquired assets and companies are included with those of the Company from the dates of the respective acquisitions. The Company is currently evaluating all 2004 acquisitions within one year after the respective closing date of the transaction for compliance with the provisions of SFAS 141 -Business Combinations, which requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met. None of the individual acquisitions consummated were significant to the Company and, accordingly, pro forma financial information has not been presented.

11. CONCENTRATION OF CREDIT RISK

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

	Percentage of Total Revenues for the year ended December 31,
	2004	2003	2002
Cingular (including AT&T Wireless)	22.7%	20.3%	14.5%
Sprint PCS	15.7%	8.6%	5.2%
Bechtel Corporation	6.1%	10.4%	13.8%

The Company’s site development consulting, site development construction and site leasing segments derive revenue from these customers. Client concentrations with respect to revenues in each of the segments are as follows:

	Percentage of Site Leasing Revenue for the year ended December 31,
	2004	2003	2002
Cingular (including AT&T Wireless)	27.5%	28.0%	16.9%
Verizon	9.5%	10.0%	11.7%
Nextel	7.3%	6.5%	11.3%

	Percentage of Site Development Consulting Revenue for the year ended December 31,
	2004	2003	2002
Bechtel Corporation*	24.7%	40.3%	46.2%
Cingular (including AT&T Wireless)	26.6%	4.3%	16.0%
Verizon Wireless	26.1%	13.6%	4.5%
Horizon	—	1.5%	13.1%

	Percentage of Site Development Construction Revenue for the year ended December 31,
	2004	2003	2002
Bechtel Corporation*	14.5%	28.9%	26.2%
Sprint PCS	35.8%	13.1%	3.0%
Cingular (including AT&T Wireless)	12.5%	5.4%	13.2%
T-Mobile	3.9%	7.5%	10.7%

*	Substantially all the work performed for Bechtel Corporation was for its clients Cingular and AT&T wireless.

12. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of the following:

	As of December 31, 2004	As of December 31, 2003
	(in thousands)
Costs incurred on uncompleted contracts	$63,198	$43,738
Estimated earnings	10,334	4,218
Billings to date	(55,717)	(38,897)

	$17,815	$9,059

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	As of December 31, 2004	As of December 31, 2003
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$19,066	$10,227
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,251)	(1,168)

	$17,815	$9,059

13. PROPERTY AND EQUIPMENT

Property and equipment, excluding assets held for sale, consists of the following:

	As of December 31, 2004	As of December 31, 2003 As restated
	(in thousands)
Towers and related components	$1,064,085	$1,059,880
Construction-in-process	55	498
Furniture, equipment and vehicles	30,223	38,403
Land, buildings and improvements	20,658	16,160

	1,115,021	1,114,941
Less: accumulated depreciation and amortization	(369,190)	(284,796)

Property and equipment, net	$745,831	$830,145

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations.

Depreciation expense was $89.3 million, $92.3 million, and $94.4 million for the year ended December 31, 2004, 2003, and 2002, respectively.

14. ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of December 31,
	2004	2003
	(in thousands)
Salaries and benefits	$2,941	$2,420
Real estate and property taxes	4,319	6,084
Restructuring and other charges	733	1,040
Tower sale purchase price adjustment	—	2,573
Other	7,004	5,749

Total	$14,997	$17,866

15. CURRENT AND LONG-TERM DEBT

	As of December 31, 2004	As of December 31, 2003
	(in thousands)
10 1/4% senior notes, unsecured, interest payable semi-annually in arrears, balloon principal payment of $49,985 due at maturity on February 1, 2009, includes deferred gain related to termination of derivative of $1,909 and $4,559 at December 31, 2004 and December 31, 2003, respectively (See Note 21). These notes were redeemed in full February 1, 2005.	$51,894	$411,000

8 1/2% senior notes, unsecured, interest payable semi -annually in arrears on June 1 and December 1. Balance due in full December 1, 2012.	250,000	—

9 3/4% senior discount notes, net of unamortized original issue discount of $98,337 and $124,954 at December 31, 2004 and 2003, respectively, unsecured, cash interest payable semi-annually in arrears beginning June 15, 2008, balloon principal payment of $400,774 due at maturity on December 15, 2011.	302,437	275,820

12% senior discount notes, unsecured, cash interest payable semi-annually in arrears beginning September 1, 2003. Balance redeemed in full March 1, 2004.	—	65,673

Senior secured credit facility, interest at varying rates (5.15% to 5.175%) at December 31, 2003. This facility was paid in full in January 2004.	—	118,227

Senior secured credit facility, interest at varying rates (4.81% to 5.51%) at December 31, 2004. Amortization of 0.25% is payable quarterly on term loans and commenced September 30, 2004. Outstanding term loan balance due October 31, 2008. Outstanding revolving line of credit balance due July 31, 2008.	323,375	—

Notes payable, interest at varying rates (2.9% to 11.4% at December 31, 2003). Notes matured on November 2, 2004.	—	38

	927,706	870,758
Less: current maturities	(3,250)	(11,538)

Long-term debt	$924,456	$859,220

10 1/4% Senior Notes

In February 2001, the Company issued $500.0 million of its 10¼% senior notes due 2009, which produced net proceeds of approximately $484.3 million after deducting offering expenses. Interest accrued on the notes and was payable in cash semi-annually in arrears on February 1 and August 1, commencing August 1, 2001. Proceeds from the senior notes were used to acquire and construct telecommunications towers, repay borrowings under the senior credit facility, and for general working capital purposes.

The 10¼% senior notes were unsecured and were pari passu in right of payment with the Company’s other existing and future senior indebtedness. The 10¼% senior notes place certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sales of assets, transactions with affiliates, sale and leaseback transactions, certain investments and the Company’s ability to merge or consolidate with other entities.

During the year ended December 31, 2004, the Company exchanged $49.7 million in principal amount of the notes for 8.7 million shares of Class A common stock. Additionally, the Company repurchased $306.8 million in principal amount of the notes in the open market for $320.5 million in cash. During 2004, the Company recognized a loss on extinguishment of debt of $14.9 million and wrote-off deferred financing fees of $6.2 million in connection with the 10¼% senior note retirement transactions.

On November 16, 2004, the Company commenced a cash tender offer to purchase up to $236.5 million aggregate principal amount of its 10¼% senior notes. The Company offered consideration of $1,050.75 per $1,000 of principal amount of the notes tendered plus a premium of $10.00 per $1,000 of principal amount of notes tendered prior to November 30, 2004. Tenders submitted after November 30, 2004, and prior to the expiration date of December 14, 2004 did not receive the premium of $10.00 per $1,000 of principal amount tendered. An aggregate of $186.5 million of the senior notes were redeemed in connection with the tender offer. Consequently at December 31, 2004, there was $50.0 million of the 10¼% senior notes remaining outstanding. The remaining 10¼% senior notes were redeemed by the Company on February 1, 2005 for $52.5 million plus accrued interest, in accordance with the terms of the indenture.

8 1/2% Senior Notes

On December 1, 2004, the Company issued $250.0 million of its 8½% senior notes due 2012, which produced net proceeds of $244.8 million after deducting offering expenses. Interest accrues on the notes and is payable in cash semi-annually in arrears on June 1 and December 1, commencing June 1, 2005. Proceeds from the 8½% senior notes were used to repurchase and/or redeem the 10¼% senior notes as discussed above.

The 8 1/2% senior notes are unsecured and are pari passu in right of payment with the Company’s other existing and future senior indebtedness. The 8½% senior notes place certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sales of assets, transactions with affiliates, sale and leaseback transactions, certain investments and the Company’s ability to merge or consolidate with other entities. The ability of the Company to comply with the covenants and other terms of the 8½% senior notes and to satisfy its respective debt obligations will depend on the future operating performance of the Company. In the event the Company fails to comply with the various covenants contained in the 8½% senior notes, it would be in default there under, and in any such case, the maturity of a portion or all of its long-term indebtedness could be accelerated. In addition, the acceleration of amounts due under the senior credit facility would also cause a cross-default under the indenture for the 8½% senior notes.

9 3/4% Senior Discount Notes

In December 2003, the Company and Telecommunications co-issued $402.0 million of their 9¾% senior discount notes due 2011, which produced net proceeds of approximately $267.1 million after deducting offering expenses. The senior discount notes accrete in value until December 15, 2007 at which time they will have an aggregate principal amount of $400.8 million. Thereafter, interest accrues on the senior discount notes and will be payable in cash semi-annually in arrears on June 15 and December 15, commencing June 15, 2008. Proceeds from the senior discount notes were used to tender for approximately $153.3 million of the Company’s 12% senior discount notes and for general working capital purposes. During 2004, the Company exchanged $1.3 million in face value of the 9 3/4%senior discount notes for approximately 136,000 shares of the Company’s Class A common stock.

The 9 3/4% senior discount notes are unsecured and are pari passu in right of payment with the Company’s other existing and future senior indebtedness. The 9¾% senior discount notes place certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sales of assets, transaction with affiliates, sale and leaseback transactions, certain investments and the Company’s ability to merge or consolidate with other entities. The ability of the Company to comply with the covenants and other terms of the 9¾% senior discount notes and to satisfy its respective debt obligations will depend on the future operating performance of the Company. In the event the Company fails to comply with the various covenants contained in the 9¾% senior discount notes, it would be an event of default under the indenture governing the notes and the trustee may accelerate the maturity of the notes. In addition, the acceleration of amounts due under the senior credit facility would also cause a cross-default under the indenture for the 9¾% senior discount notes.

12% Senior Discount Notes

In March 1998, the Company issued $269.0 million of its 12% senior discount notes due March 1, 2008, which produced net proceeds of approximately $150.2 million. The senior discount notes accreted in value until March 1, 2003 at which time they had an aggregate principal amount of $269.0 million. Thereafter, interest accrued on the senior discount notes and was payable in cash semi-annually in arrears on March 1 and September 1, commencing September 1, 2003. Proceeds from the senior discount notes were used to acquire and construct telecommunications towers as well as for general working capital purposes. During the year ended December 31, 2003, the Company repurchased $50.0 million in principal amount of its 12% senior discount notes in the open market for $50.3 million in cash. Additionally, during 2003, the Company completed a tender for 70% of its outstanding 12% senior discount notes and retired $153.3 million face value of its 12% senior discount notes for $167.1 million. During 2003, the Company recognized a loss on extinguishment of $14.6 million and wrote-off deferred financing fees of $4.8 million in connection with the 12% senior discount note retirement transactions.

In the first quarter of 2004, the Company repurchased $19.3 million of its 12% senior discount notes in open market transactions. The Company paid $20.9 million plus accrued interest in cash and recognized a loss of $1.6 million related to these debt repurchases and wrote-off $0.4 million of deferred financing fees. Additionally, on March 1, 2004 the Company, pursuant to the indenture for the 12% senior discount notes, redeemed all remaining outstanding 12% notes. These notes were redeemed at a price of 107.5% of the principal balances outstanding. As a result of this transaction, the Company recorded a loss of $3.5 million associated with the premium paid and wrote off $1.0 million of deferred financing fees associated with this transaction.

The 12% senior discount notes were unsecured and were pari passu in right of payment with the Company’s other existing and future senior indebtedness. The 12% senior discount notes placed certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sales of assets, transaction with affiliates, sale and leaseback, certain investments and the Company’s ability to merge or consolidate with other entities.

Senior Secured Credit Facility (closed in January 2004)

On January 30, 2004, SBA Senior Finance closed on a new senior credit facility in the amount of $400.0 million. This facility consists of a $275.0 million term loan which was funded at closing, a $50.0 million delayed draw term loan, and a $75.0 million revolving line of credit. This facility accrued interest at either the Eurodollar Rate (as defined in the senior credit facility) plus a spread of 350 basis points or the Base Rate (as defined in the senior credit facility) plus a spread of 250 basis points. On January 30, 2004, SBA Senior Finance used the proceeds from funding of the $275.0 million term loan under the new senior credit facility to repay the old credit facility in full, consisting of $144.2 million of principal and accrued interest outstanding. In addition to the amounts outstanding, the Company was required to pay $8.0 million associated with the assignment to the new lenders of the old credit facility. As a result of this prepayment, SBA Senior Finance has written off deferred financing fees associated with the old facility of $5.4 million. These amounts are included in loss from write-off of deferred financing fees and extinguishment of debt in the Company’s Consolidated Statements of Operations. SBA Senior Finance has recorded deferred financing fees of approximately $6.5 million associated with this new facility.

The revolving line of credit may be borrowed, repaid and redrawn. Amortization of the term loan is at a quarterly rate of 0.25% and is payable quarterly beginning September 30, 2004 and ending September 30, 2008. All remaining outstanding amounts under the term loans are due October 31, 2008. There is no amortization of the revolving line of credit and all amounts outstanding under the revolving line of credit are due on July 31, 2008. The new credit facility required amortization payments of $1.6 million during 2004. This facility may be prepaid at any time with no prepayment penalty. On November 12, 2004, we entered into an amendment to the senior credit facility. Under the amendment, amounts borrowed will accrue interest at either the Eurodollar Rate (as defined in the senior credit facility) plus a spread of 275 basis points or the Base Rate (as defined in the senior credit facility) plus a spread of 175 basis points.

Amounts borrowed under this facility are secured by a first priority lien on substantially all of SBA Senior Finance’s assets. In addition, each of SBA Senior Finance’s domestic subsidiaries has guaranteed the obligations of SBA Senior Finance under the senior credit facility and has pledged substantially all of their respective assets to secure such guarantee. In addition, SBA Communications and Telecommunications have pledged, on a non-recourse basis, all of the common stock of Telecommunications and SBA Senior Finance to secure SBA Senior Finance’s obligations under this senior credit facility.

The new senior credit facility requires SBA Senior Finance to maintain specified financial ratios, including ratios regarding its debt to annualized operating cash flow, debt service, cash interest expense and fixed charges for each quarter. This new senior credit facility contains affirmative and negative covenants that, among other things, restrict its ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants. SBA Senior Finance’s ability in the future to comply with the covenants and access the available funds under the senior credit facility in the future will depend on its future financial performance. As of December 31, 2004, SBA Senior Finance was in full compliance with the terms of the new credit facility and had the ability to draw an additional $36.5 million.

Senior Secured Credit Facility (paid in full January 2004)

On May 9, 2003, Telecommunications closed on a senior credit facility in the amount of $195.0 million from General Electric Capital Corporation (“GECC”) and affiliates of Oak Hill Advisors, Inc. (“Affiliates of Oak Hill”). The facility consisted of $95.0 million of term loans and a $100.0 million revolving line of credit. In November 2003, in connection with the offering of the Company’s 9¾% senior discount notes and the Company’s tender offer for 70% of its outstanding 12% senior discount notes, SBA Senior Finance assumed all rights and obligations of Telecommunications under the senior credit facility pursuant to an amended and restated credit agreement with the senior credit lenders. Telecommunications was released from any obligation to repay the indebtedness under the senior credit facility. Simultaneously with this assumption, Telecommunications contributed substantially all of its assets, consisting primarily of stock in our various operating subsidiaries, to SBA Senior Finance. The Company refinanced this credit facility in January 2004 and used the proceeds from the new facility to repay this facility in full. See senior credit facility discussion above.

Senior Secured Credit Facility (paid in full May 2003)

In June 2001, Telecommunications entered into a $300.0 million senior secured credit facility. The facility provided for a $100.0 million term loan and a $200.0 million revolving line of credit. In addition, the Company had $14.5 million of letters of credit issued on its behalf to serve as collateral to secure certain obligations in the ordinary course of business. The Company refinanced this credit facility in May 2003 and used the proceeds from the new credit facility, cash on hand and a portion of the proceeds from the Western tower sale to repay this credit facility in full. As a result of this prepayment, the Company wrote-off deferred financing fees associated with this facility of approximately $4.4 million during 2003.

As of December 31, 2004, the Company was in compliance with the covenants of each of the indentures relating to the 10 1/4% senior notes, the 8 1/2% senior notes and the 9 3/4% senior discount notes, and the January 2004 senior secured credit facility, as amended. The Company’s debt, excluding the deferred interest rate swap of $1.9 million (discussed in Note 21) at December 31, 2004, matures as follows:

For the year ended December 31,	(in thousands)
2005	$3,250
2006	3,250
2007	3,250
2008	313,625
2009	49,985
Thereafter*	552,437

Total	$925,797

*	Includes 9 3/4% senior discount notes at accreted value of $302.4 million as of December 31, 2004. These notes will have an accreted value of $400.8 million at their maturity date of December 15, 2011.

The Company previously entered into an interest rate swap agreement to manage its exposure to interest rate movements by effectively converting a portion of its $500.0 million senior notes from fixed interest rate to variable rate notes. During October 2002, the counter party to this agreement terminated the agreement. The termination resulted in a $5.4 million deferred gain which is recorded in long term debt and is being recognized as a reduction to interest expense over the remaining term of the notes to which the swap related. Amortization during 2004, 2003, and 2002 was approximately $0.7 million, $0.7 million, and $0.2 million, respectively. The amortization of the remaining deferred gain as of December 31, 2004 is as follows:

For the year ended December 31,	(in thousands)
2005	$405
2006	443
2007	485
2008	530
2009	46

Total	$1,909

See note 21 for further discussion regarding the interest rate swap agreement.

16. SHAREHOLDERS’ EQUITY

a. Offerings of Common Stock

In July 2000, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission registering the sale of up to $500.0 million of any combination of Class A common stock, preferred stock, debt securities, depository shares, or warrants.

b. Registration of Additional Shares

During 2001, the Company filed a shelf registration statement on Form S-4 with the Securities and Exchange Commission registering an aggregate 5.0 million shares of its Class A common stock. These 5.0 million shares are in addition to 3.0 million shares registered during 2000. These shares may be issued in connection with acquisitions of wireless communication towers or companies that provide related services. During the years ended December 31, 2004, 2003 and 2002, the Company issued 0.4 million shares, zero shares and 1.3 million shares, respectively, of its Class A common stock pursuant to these registration statements in connection with acquisitions.

c. Other Common Stock Transactions

During 2004, the Company exchanged $49.7 million of its 10¼% senior notes for 8.7 million shares of its Class A common stock. The Company also exchanged $1.3 million in face value of its 9¾% senior discount notes for approximately 136,000 shares of its Class A common stock.

During 2003, the Company exchanged $13.5 million of its 10¼% senior notes for 3.85 million shares of its Class A common stock. The issuance of these shares triggered an event whereby the 5.5 million of Class B common stock outstanding automatically converted to Class A common stock.

d. Employee Stock Purchase Plan

In 1999, the Board of Directors of the Company adopted the 1999 Stock Purchase Plan (the “Purchase Plan”). A total of 500,000 shares of Class A common stock were reserved for purchase under the Purchase Plan. During 2003, an amendment to the Purchase Plan was adopted which increased the number of shares reserved for purchase from 500,000 to 1,500,000 shares. The Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to the lesser of 85% of the fair market value of the Class A common stock on the first or the last day of an offering period. No compensation expense is recognized for the difference between the employees’ purchase price and the fair value of the stock. The pro forma net income and earnings per share is included in the SFAS 123 calculation included in Note 2. For the year ended December 31, 2004, employees purchased 484,564 shares under the Purchase Plan.

e. Non-cash Compensation

From time to time, restricted shares of Class A common stock or options to purchase Class A common stock have been granted under the Company’s equity participation plans at prices below market value at the time of grant. In addition, the Company had bonus agreements with certain executives and employees to issue shares of the Company’s Class A common stock in lieu of cash payments. The Company recorded approximately $0.5 million, $0.8 million and $2.0 million of non-cash compensation expense during the years ended December 31, 2004, 2003 and 2002, respectively.

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

17. STOCK OPTIONS AND WARRANTS

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

A summary of shares reserved for future issuance under these plans as of December 31, 2004 is as follows:

(in thousands)
Reserved for 1996 Stock Option Plan	172
Reserved for 1999 Equity Participation Plan	490
Reserved for 2001 Equity Participation Plan	8,958

$9,620

These options generally vest between three and six years from the date of grant on a straight-line basis and generally have a ten year life.

A summary of the status of the Company’s stock option plans including their weighted average exercise price is as follows:

	2004		2003		2002
	Shares	Price	Shares	Price	Shares	Price
	(shares in thousands)
Outstanding at beginning of year	3,788	$7.79	2,848	$11.37	3,824	$20.57
Granted	1,390	$4.27	1,630	$2.20	2,445	$10.17
Exercised/redeemed	(173)	$3.11	(34)	$1.26	(145)	$0.93
Forfeited/canceled	(590)	$6.81	(656)	$9.78	(3,276)	$21.59

Outstanding at end of year	4,415	$7.04	3,788	$7.79	2,848	$11.37

Options exercisable at end of year	1,588	$11.56	1,235	$12.66	993	$12.63

Option groups outstanding at December 31, 2004 and related weighted average exercise price and remaining life, in years, is as follows:

Options Outstanding				Options Exercisable
Range	Outstanding (in thousands)	Weighted Average Contractual Life	Weighted Average Exercise Price	Exercisable (in thousands)	Weighted Average Exercise Price
$ 0.05 -$ 4.00	1,740	7.8	$2.22	588	$2.27
$ 5.37 -$ 9.75	1,840	8.7	$5.69	337	$8.01
$10.17 -$13.35	321	7.0	$12.42	171	$12.31
$15.25 -$24.75	295	5.4	$17.27	276	$16.95
$26.63 -$51.94	219	6.0	$35.01	216	$34.96

	4,415		$7.04	1,588	$11.56

18. RESTRUCTURING AND OTHER CHARGES

In response to capital market conditions in the telecommunications industry during the past three years, the Company has implemented various restructuring plans discussed below.

2002 Plan

In February 2002, as a result of the continuing deterioration of capital market conditions for wireless carriers, the Company announced it was reducing its capital expenditures for new tower development and acquisition activities, suspending any material new investment for additional towers, and reduced its workforce and closed or consolidated offices. In connection with this restructuring, a portion of the Company’s workforce was reduced and certain offices were closed, substantially all of which were primarily dedicated to new tower development activities. As a result of the implementation of its plans, the Company recorded a restructuring charge of $47.3 million. The accrual of approximately $0.7 million remaining at December 31, 2004, with respect to the 2002 plan, relates to remaining obligations through the year 2012 associated with offices exited or downsized as part of this plan.

The following summarizes the activity during the year ended December 31, 2004 related to the 2002 restructuring plan:

	Accrual as of January 1, 2004	Restructuring Charges (credits)	Payments	Non-cash adjustments	Accrual as of December 31, 2004
	(in thousands)
Abandonment of new tower build work in process	$—	$(99)	$—	$99	$—
Employee separation of costs	1,040	308	(615)	—	733

	$1,040	$209	$(615)	$99	$733

2003 Plan

In 2003, in response to the continued deterioration in expenditures by wireless service providers, particularly with respect to site development activities, the Company committed to new plans of restructuring associated with further downsizing activities, including reduction in workforce and closing or consolidation of offices. As a result of the implementation of its plans, the Company recorded a restructuring charge of $2.1 million during the year ended December 31, 2003. Of the $2.1 million charge recorded during the year ended December 31, 2003, approximately $0.6 million related to the abandonment of new tower build work in process. The remaining $1.5 million related primarily to the costs of employee separation and exit costs associated with the closing or consolidation of approximately 12 offices. In connection with employee separation costs, the Company paid approximately $0.7 million in one-time termination benefits. Of the $2.1 million in expense recorded during the year ended December 31, 2003, $2.0 million pertains to the Company’s site development segment and $0.1 million pertains to the Company’s site leasing segment.

During the year ended December 31, 2004, restructuring charges of $0.04 million and non-cash adjustments reducing these charges of $0.04 million were recorded relating to the 2003 restructuring plan. At December 31, 2004, there are no remaining liabilities relating to the 2003 restructuring plan.

Restructuring expense for the years ended December 31, 2004, 2003, and 2002, which relate to the 2003 and 2002 restructuring plans consisted of the following:

	For the year ended December 31,
	2004	2003	2002
	(in thousands)
Abandonment of new tower build and acquisition work-in-process and related construction materials	$(110)	$617	$40,380
Employee separation and exit costs	360	1,477	6,907

	$250	$2,094	$47,287

19. ASSET IMPAIRMENT CHARGES

During 2004, the Company reevaluated its future cash flow expectations on ten towers and other related equipment that have not achieved expected lease up results. The change in fair value of these towers, as determined using a discounted cash flow analysis, resulted in an impairment charge of $2.6 million. Additionally, the Company reevaluated its future cash flow expectations on three microwave networks utilized by its customers. One of these customers had their microwave backhaul agreement with the Company set aside by the bankruptcy court presiding over their bankruptcy proceedings. The other customer notified the Company in the fourth quarter of 2004 of their intention not to renew their agreement upon expiration. An analysis of these networks resulted in a remote possibility of other customers utilizing the network. As a result, the Company wrote down the value of the underlying equipment utilized in these networks and recorded a charge of $4.5 million. These amounts are included in asset impairment charges in the Consolidated Statement of Operations for the year ended December 31, 2004.

During the second quarter of 2004, the Company identified 14 towers previously classified as held for sale and included in discontinued operations and reclassified them into continuing operations as of June 30, 2004 in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As a result of this reclassification, the book value of the towers were recorded at the lower of (1) the carrying amount of the tower before it was classified as held for sale, net of any depreciation expense that would have been recognized had the asset never been classified as held for sale; or (2) the estimated fair value of the tower at the date of the subsequent decision not to sell. As a result of applying SFAS 144, the Company increased the book value of these towers by $0.3 million, and recorded this charge as a net reduction to asset impairment charges in the Consolidated Statements of Operations for the year ended December 31, 2004.

During the second and fourth quarters of 2003, the Company modified its future tower lease-up assumptions for certain tower assets that had not achieved expected lease-up results. The changes to the future cash flow expectations and the resulting change in the fair value of these towers, as determined using a discounted cash flow analysis, resulted in an impairment charge of $7.9 million during the second quarter of 2003 related to approximately 40 operating towers and an impairment charge of $4.6 million during the fourth quarter of 2003 related to approximately 30 additional operating towers. These amounts are included in asset impairment charges in the Consolidated Statement of Operations for the year ended December 31, 2003.

During the first quarter of 2003, tower assets previously impaired in 2002 were evaluated under the provisions of recently adopted SFAS 143 as to the existence of asset retirement obligations. In connection with the adoption of SFAS 143, approximately $0.5 million of additional tower costs were capitalized to the previously impaired assets effective January 1, 2003. The recoverability of the capitalized tower costs were evaluated in accordance with the provisions of SFAS 144 and determined to be impaired. As discussed above, during the second and fourth quarters of 2003, the Company identified approximately 70 operating towers that were determined to be impaired.

During the first and second quarters of 2002, the Company recorded goodwill totaling approximately $9.2 million resulting from the achievement of certain earn-out obligations under various construction acquisition agreements entered into prior to July 1, 2001. In accordance with SFAS 142, the Company determined that as of June 30, 2002, indicators of impairment were present related to this goodwill, thereby requiring an impairment analysis be completed. The indicators of impairment during the quarter ended June 30, 2002 giving rise to this analysis included significant deterioration of overall Company value, continued negative trends with respect to wireless carrier capital expenditure plans and related demand for wireless construction services, and perceived reduction in value of similar site development construction services businesses. As a result of this analysis, using a discounted cash flow valuation method for estimating fair value, $9.2 million of goodwill within the site development construction reporting segment was determined to be impaired as of June 30, 2002 and was written off.

In the first quarter of 2002, certain tower sites held and used in operations were considered to be impaired. Towers determined to be impaired were primarily towers with no tenants and little or no prospects for future lease-up. An asset impairment charge of approximately $15.0 million was recorded during the first quarter of 2002.

20. INCOME TAXES

The provision (benefit) for income taxes from continuing operations consists of the following components:

	For the year ended December 31,
	2004	2003 As restated	2002 As restated
	(in thousands)
Current provision (benefit) for taxes:
Federal income tax	$—	$125	$(1,381)
State and local taxes	710	1,604	1,681

Total current	710	1,729	300

Deferred provision (benefit) for taxes:
Federal income tax	(44,937)	(54,941)	(59,763)
State and local taxes	(10,622)	(12,658)	(14,418)
Increase in valuation allowance	55,559	67,599	74,181

Total deferred	—	—	—

Total	$710	$1,729	$300

A reconciliation of the provision (benefit) for income taxes from continuing operations at the statutory U.S. Federal tax rate (34%) and the effective income tax rate is as follows:

	For the year ended December 31,
	2004	2003 As restated	2002 As restated
	(in thousands)
Statutory Federal benefit	$(48,726)	$(59,031)	$(67,660)
State and local taxes	(6,542)	(7,171)	(9,788)
Cumulative effect of changes in accounting principle	—	—	3,018
Other	419	332	395
Goodwill amortization	—	—	154
Valuation allowance	55,559	67,599	74,181

	$710	$1,729	$300

The components of the net deferred income tax asset (liability) accounts are as follows:

	As of December 31,
	2004	2003 As restated
	(in thousands)
Allowance for doubtful accounts	$391	$345
Deferred revenue	4,186	4,313
Accrued liabilities	2,971	2,490
Other	—	—
Valuation allowance	(7,548)	(7,148)

Current net deferred taxes	$—	$—

Original issue discount	10,717	12,947
Net operating loss	250,322	198,058
Property, equipment and intangible basis differences	(3,738)	(7,404)
Straight-line rents	10,273	7,000
Other	2,966	2,471
Valuation allowance	(270,540)	(213,072)

Non-current net deferred taxes	$—	$—

The Company has recorded a valuation allowance for deferred tax assets as management believes that it is not “more likely than not” that the Company will be able to generate sufficient taxable income in future periods to recognize the assets. The net change in the valuation allowance for the years ended December 31, 2004, 2003 and 2002 was $57.9 million, $68.6 million, and $76.1 million, respectively.

The Company has available at December 31, 2004, a net operating tax loss carry-forward of approximately $645.2 million. These net operating tax loss carry-forwards will expire between 2019 and 2024. The Internal Revenue Code places limitations upon the future availability of net operating losses based upon changes in the equity of the Company. If these occur, the ability for the Company to offset future income with existing net operating losses may be limited.

21. DERIVATIVE FINANCIAL INSTRUMENT

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

The counter-party to the interest rate swap agreement terminated the swap agreement in October 2002. In connection with this termination, the counter-party paid the Company $6.2 million, which included approximately $0.8 million in accrued interest. The remaining approximately $5.4 million received was deferred and is being recognized as a reduction to interest expense over the remaining term of the senior notes using the effective interest method. Amortization of the deferred gain was approximately $0.7 million during each of 2004 and 2003. Additionally, $1.9 million of the deferred gain was recognized as a reduction in loss from write-off of deferred financing fees and extinguishment of debt in connection with the repurchase of $186.5 million of 10¼% senior notes in December 2004. The deferred gain balance at December 31, 2004 and 2003 of $1.9 million and $4.6 million, respectively, is included in long-term debt in the Consolidated

Balance Sheets. The balance of $1.9 million outstanding at December 31, 2004 was written off in connection with the repayment of the 10¼% senior notes in February 2005.

22. COMMITMENTS AND CONTINGENCIES

a. Operating Leases

The Company is obligated under various non-cancelable operating leases for land, office space, vehicles and equipment, and site leases that expire at various times through May 2100. The annual minimum lease payments under non-cancelable operating leases in effect as of December 31, 2004 are as follows:

(in thousands)
2005	$26,093
2006	24,922
2007	24,459
2008	24,758
2009	24,993
Thereafter	494,555

Total	$619,780

Principally, all of the leases provide for renewal at varying escalations. Fixed rate escalations have been included in the table disclosed above.

Rent expense for operating leases was $33.0 million, $34.5 million and $34.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts exclude $0.5 million, $0.7 million and $2.4 million, respectively, which is included in restructuring and other charges. In addition, certain of the Company’s leases include contingent rent provisions which provide for the lessor to receive additional rent upon the attainment of certain tower operating results and/or lease-up. Contingent rent expense for the year ended December 31, 2004, 2003 and 2002 was, $2.0 million, $1.4 million and $1.6 million, respectively.

b. Tenant Leases

The annual minimum tower lease income to be received for tower space and antenna rental under non-cancelable operating leases in effect as of December 31, 2004 are as follows:

(in thousands)
2005	$135,335
2006	109,128
2007	84,226
2008	66,288
2009	41,261
Thereafter	46,842

Total	$483,080

Principally, all of the leases provide for renewal, generally at the tenant’s option, at varying escalations. Fixed rate escalations have been included in the table disclosed above.

c. Employment Agreements

The Company has employment agreements with certain officers of the Company that grant these employees the right to receive their base salary and continuation of certain benefits, for a defined period of time, in the event of a termination, as defined by the agreement of such employees. In connection with one of these agreements, the Company was obligated to pay an amount equal to the difference between $1.0 million and the value of all vested options and restricted stock belonging to a particular officer on September 19, 2003. The Company had the option of settling the obligation in cash or shares of Class A common stock. This obligation was settled in September 2003 in cash for $0.9 million. This amount has been expensed over the three year period of the original agreement which ended in September 2003 as non-cash compensation expense.

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

On April 29, 2004, the Company received notification from the purchaser of the Western towers as to certain claims for indemnification totaling approximately $4.3 million. As a result of these claims, $3.0 million of the $7.3 million of restricted cash was released to the Company in May 2004. In December 2004, the remaining claims for indemnification of $4.3 million were settled for $2.8 million and this amount was released to the purchaser of the Western towers. The remaining $1.5 million was released to the Company in December 2004.

e. Contingent Purchase Obligations

The Company sometimes agrees to pay additional acquisition purchase price consideration if the towers that are acquired meet or exceed certain earnings or new tower targets in the 1-3 years after they have been acquired. As of December 31, 2004, the Company had an obligation to pay up to an additional $1.0 million in consideration if the earnings targets contained in various acquisition agreements are met. This obligation was associated with acquisitions within the Company’s site leasing segment. At the Company’s option, a majority of the additional consideration may be paid in cash or shares of Class A common stock. The Company records such obligations as additional consideration when it becomes probable that the earnings targets will be met. For the year ended December 31, 2004, 2003 and 2002 certain earnings targets associated with the acquired towers were achieved, and therefore, the Company paid in cash $0.6 million, $1.1 million and $2.0 million, respectively.

23. DEFINED CONTRIBUTION PLAN

The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code that provides for voluntary employee contributions of 1% to 14% of compensation. Employees have the opportunity to participate following completion of three months of employment and must be 21 years of age. Employer matching begins after completion of one year of service. For the years ended December 31, 2004, 2003 and 2002, the Company made a discretionary matching contribution of 50% of an employee’s contributions up to a maximum of $3,000. Company matching contributions were approximately $0.5 million, $0.4 million and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

24. SEGMENT DATA

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

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment(1)	Total
	(in thousands)
For the year ended December 31, 2004
Revenues	$144,004	$14,456	$73,022	$—	$231,482
Cost of revenues	$47,283	$12,768	$68,630	$—	$128,681
Gross profit	$96,721	$1,688	$4,392	$—	$102,801
Capital expenditures(2)	$7,706	$63	$317	$919	$9,005

For the year ended December 31, 2003 As restated
Revenues	$127,852	$12,337	$51,920	$—	$192,109
Cost of revenues	$47,793	$11,350	$47,333	$—	$106,476
Gross profit	$80,059	$987	$4,587	$—	$85,633
Capital expenditures(2)	$15,105	$124	$2,458	$575	$18,262

For the year ended December 31, 2002 As restated
Revenues	$115,121	$17,361	$81,991	$—	$214,473
Cost of revenues	$46,709	$13,434	$68,131	$—	$128,274
Gross profit	$68,412	$3,927	$13,860	$—	$86,199
Capital expenditures(2)	$93,999	$430	$21,487	$1,565	$117,481

Assets
As of December 31, 2004	$784,332	$8,843	$44,750	$79,319	$917,244
As of December 31, 2003 (As restated)	$873,150	$9,511	$46,807	$28,784	$958,252

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Includes acquisitions and related earn-outs.

25. QUARTERLY FINANCIAL DATA (unaudited)

	Quarters Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
	(in thousands, except per share amounts)
Revenues	$65,533	$58,743	$56,347	$50,859
Gross profit	28,148	26,703	25,105	22,845
Depreciation, accretion, and amortization	(22,351)	(22,641)	(22,646)	(22,815)
Asset impairment charges	(5,472)	(88)	(1,515)	(17)
Loss from writeoff of deferred financing fees and extinguishment of debt	(16,433)	(2,093)	(454)	(22,217)
Loss from continuing operations before cumulative effect of changes in accounting principle	(41,516)	(24,830)	(26,177)	(51,500)
Loss from discontinued operations	(320)	(2,542)	(470)	75
Net loss	$(41,836)	$(27,372)	$(26,647)	$(51,425)

Per common share - basic and diluted:

Loss from continuing operations before cumulative effect of changes in accounting principle	$(0.65)	$(0.43)	$(0.46)	$(0.92)
Loss from discontinued operations	(0.01)	(0.04)	(0.01)	—

Net loss per share	$(0.66)	$(0.47)	$(0.47)	$(0.92)

	Quarters Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	(in thousands, except per share amounts)
Revenues	$51,435	$47,594	$45,977	$47,103
Gross profit	22,923	21,215	20,924	20,571
Depreciation, accretion, and amortization	(23,042)	(23,264)	(23,205)	(24,146)
Asset impairment charges	(4,598)	(50)	(7,893)	(452)
Loss from writeoff of deferred financing fees and extinguishment of debt	(18,969)	(408)	(4,842)	—
Loss from continuing operations before cumulative effect of changes in accounting principle	(55,127)	(35,845)	(47,024)	(36,809)
Loss from discontinued operations	2,311	14,493	(15,235)	(1,367)
Cumulative effect of changes in accounting principle	—	—	—	(545)
Net loss	$(52,816)	$(21,352)	$(62,259)	$(38,721)

Per common share - basic and diluted:

Loss from continuing operations before cumulative effect of changes in accounting principle	$(1.02)	$(0.68)	$(0.92)	$(0.72)
Loss from discontinued operations	0.04	0.28	(0.30)	(0.03)
Cumulative effect of changes in accounting principle	—	—	—	(0.01)

Net loss per share	$(0.98)	$(0.40)	$(1.22)	$(0.76)

The reported amounts for 2003 and 2004 above have been restated to reflect the Company’s restatement of financial results discussed in Note 3 and discontinued operations discussed in Note 4.

Because loss per share amounts are calculated using the weighted average number of common and dilutive common shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total loss per share amounts for the year.

26. SUBSEQUENT EVENTS

Subsequent to December 31, 2004, the Company closed on the acquisition of 24 towers for an aggregate purchase price of $8.1 million, of which $4.0 million was paid in cash and approximately 448,000 shares of the Company’s Class A Common Stock was issued.