Form 10-Q
period 2005-03-31
SBA COMMUNICATIONS CORP
filed 2005-05-10
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,715,954 shares of Class A common stock as of May 6, 2005.

SBA COMMUNICATIONS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1: UNAUDITED FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,017	$69,627
Restricted cash	2,024	2,017
Accounts receivable, net of allowances of $1,261 and $1,731 in 2005 and 2004, respectively	13,292	21,125
Costs and estimated earnings in excess of billings on uncompleted contracts	17,793	19,066
Prepaid and other current expenses	4,475	4,327
Assets held for sale	10	10

Total current assets	56,611	116,172

Property and equipment, net	742,827	745,831
Deferred financing fees, net	17,834	19,421
Other assets	35,656	34,455
Intangible assets, net	1,108	1,365

Total assets	$854,036	$917,244

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,260	$15,204
Accrued expenses	13,472	14,997
Deferred revenue	10,145	10,810
Interest payable	7,101	3,729
Long term debt, current portion	3,250	3,250
Billings in excess of costs and estimated earnings on uncompleted contracts	534	1,251
Other current liabilities	1,574	1,762

Total current liabilities	47,336	51,003

Long-Term Liabilities:
Long-term debt	879,091	924,456
Deferred revenue	393	384
Other long-term liabilities	31,519	30,072

Total long-term liabilities	911,003	954,912

Commitments and contingencies
Shareholders’ deficit:
Preferred stock - $.01 par value, 30,000 shares authorized, none issued or outstanding	—	—
Common Stock - Class A par value $.01, 200,000 shares authorized, 65,619 and 64,903 shares issued and outstanding in 2005 and 2004, respectively	656	649
Common stock - Class B par value $.01, 8,100 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	746,111	740,037
Accumulated deficit	(851,070)	(829,357)

Total shareholders’ deficit	(104,303)	(88,671)

Total liabilities and shareholders’ deficit	$854,036	$917,244

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended March 31,
	2005	2004 As restated
Revenues:
Site leasing	$38,342	$33,934
Site development	19,962	16,925

Total revenues	58,304	50,859

Cost of revenues (exclusive of depreciation accretion and amortization shown below):
Cost of site leasing	12,045	11,651
Cost of site development	19,249	16,363

Total cost of revenues	31,294	28,014

Gross profit	27,010	22,845

Operating expenses:
Selling, general and administrative	7,200	7,181
Restructuring and other charges	17	163
Asset impairment charges	214	17
Depreciation, accretion and amortization	21,643	22,815

Total operating expenses	29,074	30,176

Operating loss from continuing operations	(2,064)	(7,331)

Other income (expense):
Interest income	247	142
Interest expense	(10,004)	(13,828)
Non-cash interest expense	(7,342)	(7,257)
Amortization of debt issuance costs	(798)	(838)
Loss from write-off of deferred financing fees and extinguishment of debt	(1,486)	(22,217)
Other	150	62

Total other expense	(19,233)	(43,936)

Loss from continuing operations before provision for income taxes	(21,297)	(51,267)

Provision for income taxes	(246)	(233)

Loss from continuing operations	(21,543)	(51,500)

(Loss) gain from discontinued operations, net of income taxes	(170)	75

Net loss	$(21,713)	$(51,425)

Basic and diluted loss per common share amounts:
Loss from continuing operations	$(0.33)	$(0.92)
(Loss) gain from discontinued operations	—	—

Net loss per common share	$(0.33)	$(0.92)

Weighted average number of common shares	65,260	55,684

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(unaudited)

(in thousands)

	Common Stock Class A		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
BALANCE, December 31, 2004	64,903	$649	$740,037	$(829,357)	$(88,671)
Common stock issued in connection with acquisitions	649	6	5,682	—	5,688
Non-cash compensation	—	—	115	—	115
Common stock issued in connection with stock option plans	67	1	277	—	278
Net loss	—	—	—	(21,713)	(21,713)

BALANCE, March 31, 2005	65,619	$656	$746,111	$(851,070)	$(104,303)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2005	2004 As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,713)	$(51,425)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization	21,643	22,815
Non-cash restructuring and other charges	17	163
Asset impairment charges	214	17
Non-cash items reported in discontinued operations (primarily depreciation, asset impairment charges, and gain/loss on sale of assets)	(64)	(441)
Non-cash compensation expense	115	115
(Credit) provision for doubtful accounts	(300)	360
Amortization of original issue discount and debt issuance costs	8,140	7,540
Interest converted to term loan	—	554
Loss from write-off of deferred financing fees and extinguishment of debt	1,486	22,217
Amortization of deferred gain on derivative	(33)	(178)
Changes in operating assets and liabilities:
Short term investments	—	15,200
Accounts receivable	8,132	2,973
Costs and estimated earnings in excess of billings on uncompleted contracts	1,272	(1,732)
Prepaid and other current assets	145	767
Other assets	(985)	(367)
Accounts payable	(3,944)	(554)
Accrued expenses	(1,016)	(769)
Deferred revenue	(991)	(1,655)
Interest payable	3,372	(14,023)
Other liabilities	1,225	1,203
Billings in excess of costs and estimated earnings on uncompleted contracts	(717)	(295)

Net cash provided by operating activities	15,998	2,485

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,130)	(1,994)
Acquisitions and related earn-outs	(10,206)	(39)
Proceeds from sale of fixed assets	570	398
Payment of restricted cash	(234)	(31)

Net cash used in investing activities	(13,000)	(1,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase/option plans	278	1
Borrowings under senior credit facility, net of financing fees	—	294,402
Repayment of senior credit facility and notes payable	(813)	(151,758)
Repurchase of 10 1/4% senior notes	(52,547)	(61,863)
Repurchase of 12% senior discount notes	—	(70,775)
Bank overdraft	(526)	—

Net cash provided by (used in) financing activities	(53,608)	10,007

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(50,610)	10,826
CASH AND CASH EQUIVALENTS:
Beginning of period	69,627	8,338

End of period	$19,017	$19,164

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$6,689	$28,584

Income taxes	$475	$330

Assets purchased in connection with acquisitions	$15,700	$—

Liabilities assumed in connection with acquisitions	$(335)	$—

Cash paid in connection with acquisitions	$(9,677)	$—

Common stock issued in connection with acquisitions	$(5,688)	$—

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:

Class A common stock issued in exchange for 10 1/4% senior notes and accrued interest	$—	$6,395

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the 2004 Form 10-K for SBA Communications Corporation. These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation. The results of operations for an interim period may not give a true indication of the results for the year.

As discussed in further detail in Note 2, the Company had discontinued operations relating to the sale of tower assets and western site development services business units. These towers and business units have been accounted for as discontinued operations for all periods presented.

During the three months ended March 31, 2005 and 2004, the Company did not have any changes in its equity resulting from non-owner sources and, accordingly, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

2. DISCONTINUED OPERATIONS

In March 2003 certain of the Company’s subsidiaries entered into a definitive agreement (the “Western tower sale”) to sell up to an aggregate of 801 towers, which represented substantially all of the Company’s towers in the Western two-thirds of the United States. In addition, 33 other sites were identified to be held for sale. Through March 31, 2005, the Company has sold 829 of these towers. Of the remaining five towers held for sale, three have pending contracts and two are considered abandoned.

The following is a summary of the operating results of the site leasing segment discontinued operations:

	For the three months ended March 31,
	2005	2004 As restated
	(in thousands)
Revenues	$11	$63

Gross loss	$(12)	$(40)

Loss from operations, net of income taxes	$(13)	$(67)
(Loss) gain on disposal of discontinued operations, net of income taxes	(8)	$195

(Loss) income from discontinued operations, net of income taxes	$(21)	$128

Additionally, in the second quarter of 2004, the Company reclassified 14 towers back to continuing operations. As a result, the accompanying results of operations for the quarter ended March 31, 2004 have been adjusted to increase site leasing revenue by $0.01 million and to increase site leasing cost of revenue by $0.03 million.

In May 2004, the Company’s Board of Directors approved a plan of disposition related to site development services operations (including both the site development consulting and site development construction segments) in the Western portion of the United States (“Western site development services”). In the second and third quarters of 2004, all business units within the Western site development services were either sold or closed. As a result, the accompanying results of operations for the quarter ended March 31, 2004 have been adjusted to reduce site development revenues by $6.4 million, site development cost of revenues by $6.3 million, depreciation expense by $0.07 million, selling, general, and administrative expenses (included in other operating expenses in Note 3 below) by $0.1 million, and reduce gain from discontinued operations by $0.05 million.

The following is a summary of the operating results of the discontinued operations relating to the Western site development services:

	For the three months ended March 31,
	2005	2004 As restated
	(in thousands)
Revenues	$51	$6,455

Gross (loss) profit	$(148)	$138

Loss from operations, net of income taxes	$(149)	$(53)
(Loss) gain on disposal of discontinued operations, net of income taxes	—	—

Loss from discontinued operations, net of income taxes	$(149)	$(53)

At March 31, 2005 and December 31, 2004 all of the assets held for sale consist of property and equipment and relate to the site leasing segment.

3. RESTATEMENT

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). In light of this letter, the Company’s management initiated a review of its accounting practices and determined that it would adjust its method of accounting for certain types of ground leases underlying its tower sites, on the basis that while its accounting practices were in line with industry practice, they were not in accordance with GAAP. As a result, the Company restated its consolidated financial statements for the fiscal years ended December 31, 2003 and 2002, as well as the first three quarters of fiscal year 2004 (“the Ground Lease Restatement”).

The Company had previously defined the minimum lease term of its ground leases underlying its tower sites as the initial term of the leases and had been straight lining all rental payments due to the lessor evenly over this term, which typically is five years in length. Management determined that the appropriate interpretation of the minimum lease term under Statement of Financial Accounting Standards (“SFAS 13”), “Accounting for Leases” was equal to the shorter of (i) the period from lease inception through the end of the term of all tenant lease obligations in existence at ground lease inception, including renewal periods, or (ii) the ground lease term, including renewal periods. If no tenant lease obligations existed at the date of ground lease inception, the initial term of the ground lease is considered the minimum lease term. All rental obligations due to be paid out over the minimum lease term, including fixed escalations, have therefore been straight-lined evenly over the minimum lease term. Additionally, if the minimum lease term ends prior to the originally established depreciable life of the tower (typically 15 years), the Company has shortened the depreciable life of the tower to coincide with the minimum lease term of the ground lease.

As a result of the adjustments described above, the accompanying results of operations for the quarter ended March 31, 2004 have been adjusted to record additional rent expense (included in cost of sales on the statement of operations) of $1.4 million; additional depreciation expense of $2.1 million; a decrease of provision for income taxes of $0.04 million; and an increase in gain from discontinued operations of $0.2 million.

The following is a summary of the effects of the Western site development services discontinued operations, the reclassification of 14 towers back to continuing operations as described in Note 2 (collectively known as the “Second quarter discontinued operations”), and the Ground Lease Restatement on the consolidated statements of operations for the quarter ended March 31, 2004:

	For the quarter ended March 31, 2004
	As previously reported	Second quarter discontinued operations	Ground lease restatement	As restated
	(in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS
Total revenues	$57,301	$(6,442)	$—	$50,859
Site leasing cost of revenue	(10,186)	(26)	(1,439)	(11,651)
Site development cost of revenue	(22,679)	6,316	—	(16,363)
Depreciation, accretion, and amortization	(20,749)	64	(2,130)	(22,815)
Other operating expenses	(7,485)	124	—	(7,361)

Operating loss from continuing operations	(3,798)	36	(3,569)	(7,331)
Total other expense	(43,936)	—	—	(43,936)
(Provision) benefit for income taxes	(276)	—	43	(233)

Loss from continuing operations	(48,010)	36	(3,526)	(51,500)
Gain (loss) from discontinued operations, net	88	(36)	23	75

Net loss	$(47,922)	$—	$(3,503)	$(51,425)

Net loss per common share	$(0.86)	$—	$(0.06)	$(0.92)

4. CURRENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123, Share-Based Payment (“Statement 123R”), which is effective for the Company’s first quarter of fiscal year 2006. Statement 123R requires companies to expense in their consolidated statement of operations the estimated fair value of employee stock options and similar awards. The Company is currently evaluating which application method will be applied once SFAS 123R is adopted. Depending on the model used to calculate stock-based compensation expense in the future, the implementation of certain other requirements of Statement 123R and additional option grants expected to be made in the future, the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in the Company’s future financial statements. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in Statement 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an Amendment of APB No. 29” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” This standard is effective for nonmonetary asset exchanges occurring after July 1, 2005. The adoption of this standard is not expected to impact the Company’s Consolidated Financial Statements.

5. RESTRICTED CASH

Restricted cash at March 31, 2005 was $10.1 million. The restricted cash balance includes $8.1 million of cash pledged as collateral to secure certain obligations of the Company and certain of its affiliates related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business, and is included in other assets in the Consolidated Balance Sheet. Approximately $2.0 million of the collateral relates to payment and performance bonds, which are shorter term in nature and are included in restricted cash and reflected as a current asset.

6. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of March 31, 2005	As of December 31, 2004
	(in thousands)
Costs incurred on uncompleted contracts	$60,741	$63,198
Estimated earnings	10,249	10,334
Billings to date	(53,731)	(55,717)

	$17,259	$17,815

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	As of March 31, 2005	As of December 31, 2004
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$17,793	$19,066
Billings in excess of costs and estimated earnings on uncompleted contracts	(534)	(1,251)

	$17,259	$17,815

7. PROPERTY & EQUIPMENT

Property and equipment, excluding assets held for sale, consists of the following:

	As of March 31, 2005	As of December 31, 2004
	(in thousands)
Towers and related components	$1,075,041	$1,064,085
Construction-in-process	1,015	55
Furniture, equipment and vehicles	26,934	30,223
Land, buildings and improvements	21,266	20,658

	1,124,256	1,115,021
Less: accumulated depreciation and amortization	(381,429)	(369,190)

Property and equipment, net	$742,827	$745,831

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations.

8. ACQUISITIONS

During the first quarter of 2005, the Company acquired 51 towers and related assets from various sellers. The aggregate consideration paid was $9.5 million in cash and approximately 649,000 shares of Class A common stock.

The Company accounted for all of the above tower acquisitions at the fair market value at the date of acquisition. The results of operations of the acquired assets and companies are included with those of the Company from the dates of the respective acquisitions. The Company will be evaluating all 2004 and 2005 acquisitions within one year after the respective closing date of the transactions for compliance with the provisions of SFAS No. 141, Business Combinations, which requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met. None of the individual acquisitions consummated was significant to the Company and, accordingly, pro forma financial information has not been presented.

From time to time, the Company agrees to pay additional acquisition purchase price consideration if the towers or businesses that are acquired meet or exceed certain earnings or new tower targets in the 1-3 years after they have been acquired. As of March 31, 2005, the Company had an obligation to pay up to an additional $1.3 million in consideration if the earnings targets contained in various acquisition agreements are met. This obligation was associated with acquisitions within the Company’s site leasing segment. At the Company’s option, a majority of the additional consideration may be paid in cash or shares of Class A common stock. The Company records such obligations as additional consideration when it becomes probable that the earnings targets will be met.

9. CURRENT AND LONG-TERM DEBT

	As of March 31, 2005	As of December 31, 2004
	(in thousands)
8 1/2% senior notes, unsecured, interest payable semi-annually in arrears on June 1 and December 1. Balance due in full December 1, 2012.	$250,000	$250,000

10 1/4% senior notes, unsecured, interest payable semi-annually in arrears, includes deferred gain related to termination of derivative of $1,909 at December 31, 2004. Amount repaid in full in February 2005.	—	51,894

9 3/4% senior discount notes, net of unamortized original issue discount of $90,995 and $98,337 at March 31, 2005 and December 31, 2004, respectively, unsecured, cash interest payable semi-annually in arrears beginning June 15, 2008, balloon principal payment of $400,774 due at maturity on December 15, 2011.	309,779	302,437

Senior secured credit facility, interest at varying rates (5.10% to 6.13%) at March 31, 2005. Amortization of 0.25% is payable quarterly on term loans. Outstanding term loan balance due October 31, 2008. Outstanding revolving line of credit balance due July 31, 2008.	322,562	323,375

	882,341	927,706
Less: current maturities	(3,250)	(3,250)

Long-term debt	$879,091	$924,456

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

The revolving line of credit may be borrowed, repaid and redrawn. Amortization of the term loan is at a quarterly rate of 0.25% and is payable quarterly beginning September 30, 2004 and ending September 30, 2008. All remaining outstanding amounts under the term loans are due October 31, 2008. There is no amortization of the revolving line of credit and all amounts outstanding under the revolving line of credit are due on July 31, 2008. The new credit facility will require amortization payments of $3.2 million during 2005. This facility may be prepaid at any time with no prepayment penalty. On November 12, 2004, we entered into an amendment to the senior credit facility. Under the amendment, amounts borrowed will accrue interest at either the Eurodollar Rate (as defined in the senior credit facility) plus a spread of 275 basis points or the Base Rate (as defined in the senior credit facility) plus a spread of 175 basis points.

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

The new senior credit facility requires SBA Senior Finance to maintain specified financial ratios, including ratios regarding its debt to annualized operating cash flow, debt service, cash interest expense and fixed charges for each quarter. This new senior credit facility contains affirmative and negative covenants that, among other things, restrict its ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants. SBA Senior Finance’s ability in the future to comply with the covenants and access the available funds under the senior credit facility in the future will depend on its future financial performance. As of March 31, 2005, SBA Senior Finance was in full compliance with the terms of the new credit facility and had the ability to draw an additional $47.8 million.

On December 1, 2004, the Company issued $250.0 million of its 8 1/2% senior notes due 2012, which produced net proceeds of $244.8 million after deducting offering expenses. Interest accrues on the notes and is payable in cash semi-annually in arrears on June 1 and December 1, commencing June 1, 2005. Proceeds from the 8 1/2% senior notes were used to repurchase and/or redeem $186.5 million of the Company’s 10 1/4% senior notes in December 2004 and the remaining $50.0 million of the 10 1/4% senior notes in February 2005.

The 8 1/2% senior notes are unsecured and are pari passu in right of payment with the Company’s other existing and future senior indebtedness. The 8 1/2% senior notes place certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sales of assets, transactions with affiliates, sale and leaseback transactions, certain investments and the Company’s ability to merge or consolidate with other entities. The ability of the Company to comply with the covenants and other terms of the 8 1/2% senior notes and to satisfy its respective debt obligations will depend on the future operating performance of the Company. In the event the Company fails to comply with the various covenants contained in the 8 1/2% senior notes, it would be in default thereunder, and in any such case, the maturity of a portion or all of its long-term indebtedness could be accelerated. In addition, the acceleration of amounts due under the senior credit facility would also cause a cross-default under the indenture for the 8 1/2% senior notes.

10. SHAREHOLDERS’ DEFICIT

The Company has potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for all periods presented. There were 5.5 million and 4.8 million options outstanding at March 31, 2005 and 2004, respectively. During February 2005, the Company granted 1.2 million options at an exercise price of $8.56 per share, which was fair market value at the date of grant.

11. RESTRUCTURING AND OTHER CHARGES

In February 2002, as a result of the continuing deterioration of capital market conditions for wireless carriers, the Company announced it was reducing its capital expenditures for new tower development and acquisition activities, suspending any material new investment for additional towers, reducing its workforce and closing or consolidating offices. In connection with this restructuring, a portion of the Company’s workforce was reduced and certain offices were closed, substantially all of which were primarily dedicated to new tower development activities. The accrual of approximately $0.7 million remaining at March 31, 2005, relates entirely to remaining obligations through the year 2012 associated with offices exited or downsized as part of this plan.

The following summarizes the activity during the three months ended March 31, 2005, related to the 2002 restructuring plan:

	Accrual as of January 1, 2005	Restructuring Charges	Payments	Accrual as of March 31, 2005
	(in thousands)
Employee separation and exit costs	$733	$17	$(65)	$685

Restructuring expense for the three months ended March 31, 2005 and 2004 consisted of the following:

	For the three months ended March 31,
	2005	2004
	(in thousands)
Abandonment of new tower build and acquisition work-in-process and related construction materials	$—	$(7)
Employee separation and exit costs	17	170

	$17	$163

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

During the first quarter of 2005, the Company reevaluated its future cash flow expectations on one tower that has not achieved expected lease up results. The change in the fair value of this tower, as determined using a discounted cash flow analysis, resulted in an impairment charge of $0.2 million in the first quarter of 2005.

13. STOCK BASED COMPENSATION

SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS 123 (“SFAS 148”) provides alternative methods for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company has elected to continue to account for its stock-based employee compensation plans under Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations and adopt the disclosure provisions of SFAS 148.

The Black-Scholes option-pricing model was used with the following assumptions:

	For the three months ended March 31,
	2005	2004
Risk free interest rate	4.0%	3.0%
Dividend yield	0.0%	0.0%
Expected volatility	112%	116%
Expected lives	4 years	4 years

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation:

	For the three months ended March 31,
	2005	2004 As restated
	(dollars in thousands, except per share amounts)
Net loss, as reported	$(21,713)	$(51,425)
Non-cash compensation charges included in net loss	115	115
Incremental stock-based employee compensation credit/(expense) determined under the fair value based method for all awards, net of related tax effects	(1,390)	(1,229)

Pro forma net loss	$(22,988)	$(52,539)

Loss per share:
Basic and diluted - as reported	$(0.33)	$(0.92)
Based and diluted - pro forma	$(0.35)	$(0.94)

The effect of applying SFAS 123 in the pro-forma disclosure is not necessarily indicative of future results.

From time to time, restricted shares of Class A common stock or options to purchase Class A common stock have been granted under the Company’s equity participation plans at prices below market value at the time of grant. In addition, the Company had bonus agreements with certain executives and employees to issue shares of the Company’s Class A common stock in lieu of cash payments. The Company recorded approximately $0.1 million of non-cash compensation expense during each of the three month periods ended March 31, 2005 and 2004.

14. INCOME TAXES

The Company has taxable losses in the three months ended March 31, 2005 and 2004, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more likely than not” that the Company will generate sufficient taxable income in future periods to recognize the assets. The provision for income taxes presented for the three months ended March 31, 2005 and 2004 relates to state and local taxes.

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

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment(1)	Total
Three months ended March 31, 2005
Revenues	$38,342	$3,087	$16,875	$—	$58,304
Cost of revenues	$12,045	$2,829	$16,420	$—	$31,294
Gross profit	$26,297	$258	$455	$—	$27,010
Capital expenditures	$12,730	$23	$123	$243	$13,119

Three months ended March 31, 2004 (as restated)
Revenues	$33,934	$3,053	$13,872	$—	$50,859
Cost of revenues	$11,651	$2,866	$13,497	$—	$28,014
Gross profit	$22,283	$187	$375	$—	$22,845
Capital expenditures	$1,494	$—	$—	$539	$2,033

Assets
As of December 31, 2004	$784,332	$8,843	$44,750	$79,319	$917,244
As of March 31, 2005	$788,007	$6,725	$36,762	$22,542	$854,036

(1)	Assets not identified by segment consist primarily of general corporate assets.

The Company has client concentrations with respect to revenues in each of its financial reporting segments as follows:

	Percentage of Site Leasing Revenue for the three months ended March 31,
	2005	2004
Cingular (including AT&T Wireless)	27.8%	29.6%
Verizon	9.5%	10.1%

	Percentage of Site Development Consulting Revenue for the three months ended March 31,
	2005	2004 As restated
Cingular (including AT&T Wireless)	32.2%	22.9%
Verizon Wireless	29.7%	21.3%
Bechtel Corporation	20.2%	25.9%
T-Mobile	1.2%	11.6%
Alltel	0.8%	10.3%

	Percentage of Site Development Construction Revenue for the three months ended March 31,
	2005	2004 As restated
Sprint PCS	42.1%	27.8%
Bechtel Corporation	11.6%	20.5%
Cingular (including AT&T Wireless)	12.5%	3.7%

16. SUBSEQUENT EVENT

Subsequent to March 31, 2005, the Company acquired three towers for an aggregate purchase price of $0.7 million, which was paid $0.2 million in cash and approximately 50,000 shares in the Company’s Class A common stock.

On May 6, 2005, the Company entered into an underwriter’s agreement with Lehman Brothers, Inc. to issue 8.0 million shares of the Company’s Class A common stock. The net proceeds from the issuance are expected to be $75.2 million after deducting underwriter fees and offering expenses, and will be used to redeem an accreted balance of $68.9 million of the Company’s 9 3/4% senior discount notes and to pay the applicable premium for the redemption.

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

Revenues are derived from the leasing of antenna space at, or on, communication towers that we own, lease or manage. We focus our leasing and site development activities in the eastern third of the United States where substantially all of our towers are located.

Operating results in prior periods may not be meaningful predictors of future results. You should be aware of the significant changes in the nature and scope of our business when reviewing the ensuing discussion of comparative historical results.

Site Leasing Services

Site leasing revenues are received primarily from wireless communications companies. Revenues from these clients are derived from numerous different site leasing contracts. Each site leasing contract relates to the lease or use of space at an individual tower site and is generally for an initial term of five years, renewable for five 5-year periods at the option of the tenant. Almost all of our site leasing contracts contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Site leasing contracts are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the term of the related lease agreements. The difference between the site leasing revenue that we receive and the site leasing revenue that is recorded due to straight-line accounting is reflected in other assets.

Cost of site leasing revenue primarily consists of:

•	rental payments for rental on ground and other underlying property leases;

•	repairs and maintenance (exclusive of employee related costs);

•	utilities;

•	insurance;

•	property taxes; and

•	non-cash straight line rent adjustments.

Our non-cash rent adjustments reflect the difference between ground lease payments that we made during the period and the expense that would have been recorded as if the payments had been made evenly throughout the minimum lease term (which may include renewal terms) of the underlying property lease.

For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as a result of adding additional customers to the tower.

The percentage of total company revenues and gross profit contributed by site leasing services is as follows:

	Percentage of Revenues		Gross Profit Contribution
	For the three months ended March 31,		For the three months ended March 31,
	2005	2004	2005	2004
Site Leasing	65.8%	66.7%	97.4%	97.5%

The following rollforward summarizes the activity in our tower portfolio from December 31, 2004 to March 31, 2005:

	Operating Towers	Accounted for as Discontinued Operations	Total Towers
Towers owned at December 31, 2004	3,060	6	3,066
Towers constructed/purchased	53	—	53
Towers sold	—	(1)	(1)

Towers owned at March 31, 2005	3,113	5	3,118

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

The percentage of total company revenues and gross profit contributed by site development consulting and contruction segments are as follows:

	Percentage of Revenues		Gross Profit Contribution
	For the three months ended March 31,		For the three months ended March 31,
	2005	2004	2005	2004
Site development consulting	5.3%	6.0%	0.9%	0.8%
Site development construction	28.9%	27.3%	1.7%	1.7%

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2004, included in the Form 10-K filed with the Securities and Exchange Commission on March 16, 2005. Note that our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

Asset Retirement Obligations

Effective January 1, 2003, we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. Under the new accounting principle, we recognize asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made, and we accrete such liability through the obligation’s estimated settlement date. The associated asset retirement costs are capitalized as part of the carrying amount of the related tower fixed assets and depreciated over its estimated useful life.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues:

	For the three months ended March 31,
	2005	Percentage of Revenues	2004	Percentage of Revenues	Percentage Change
	(dollars in thousands)
Site leasing	$38,342	65.8%	$33,934	66.7%	13.0%
Site development consulting	3,087	5.3%	3,053	6.0%	1.1%
Site development construction	16,875	28.9%	13,872	27.3%	21.6%

Total revenues	$58,304	100.0%	$50,859	100.0%	14.6%

The growth of our site leasing revenue is primarily due to the increased number of tenants and the amount of equipment added to our towers. As of March 31, 2005, we had 7,445 tenants as compared to 6,958 at March 31, 2004. Also, site leasing revenue has increased as a result of the increase in towers to 3,113 at March 31, 2005 from 3,046 at March 31, 2004. During the three months ended March 31, 2005, 92% of contractual revenues from new leases and amendments executed were related to new tenant installation and 8% were related to additional equipment being added by existing tenants. During the three months ended March 31, 2004, 88% of contractual revenues from new leases and amendments executed were related to new tenant installation and 12% were related to additional equipment being added by existing tenants. Additionally, we have experienced, on average, higher rents per tenant due to higher rents from new tenants, higher rents upon renewals by existing tenants and additional equipment added by existing tenants.

Site development construction revenue increased primarily as a result of revenue generated from a significant services contract awarded by Sprint in mid 2003, for which all phases of the project are now in process, as opposed to only a portion of this project being in process in the first quarter of 2004.

Cost of Revenues:

	For the three months ended March 31,		Percentage Change
	2005	2004
	(in thousands)
Site leasing	$12,045	$11,651	3.4%
Site development consulting	2,829	2,866	(1.3)%
Site development construction	16,420	13,497	21.7%

Total cost of revenues	$31,294	$28,014	11.7%

Our increases in site leasing cost of revenues were primarily attributable to property tax accruals that we increased in the first quarter as well as the impact of the increased number of towers that we owned at March 31, 2005 as compared to March 31, 2004. Site development construction cost of revenues increased primarily due to increased activity associated with the Sprint contract.

Gross Profit:

	For the three months ended March 31,		Percentage Change
	2005	2004
	(in thousands)
Site leasing	$26,297	$22,283	18.0%
Site development consulting	258	187	38.0%
Site development construction	455	375	21.3%

Total gross profit	$27,010	$22,845	18.2%

Gross Profit Margin Percentages:

	For the three months ended March 31,
	2005	2004
Site leasing	68.6%	65.7%
Site development consulting	8.4%	6.1%
Site development construction	2.7%	2.7%
Gross profit margin	46.3%	44.9%

Gross profit and gross profit margin percentage for the site leasing business increased as a result of higher revenues per tower due to additional tenants and the amount of equipment added to our towers.

Our site development business continues to face significant pricing competition. Although revenues and gross profit were slightly up during the first quarter of 2005 as compared to the first quarter of 2004, gross profit margins for our site development activities were below our expectations, although slightly higher than the year ago period. This margin was the result of a number of factors including price competition, weather and customer delays. We intend to continue to focus on methods to improve our services margins throughout the rest of the year.

Operating Expenses:

	For the three months ended March 31,		Percentage Change
	2005	2004
	(in thousands)
Selling, general and administrative	$7,200	$7,181	0.3%
Restructuring and other charges	17	163	(89.6)%
Asset impairment charges	214	17	1,158.8%
Depreciation, accretion and amortization	21,643	22,815	(5.1)%

Total operating expenses	$29,074	$30,176	(3.7)%

Restructuring and other charges decreased as a result of lower residual expenses recorded from the Company’s 2002 and 2003 restructuring plan in the first quarter of 2005 versus the first quarter of 2004.

Asset impairment charges increased due to the charge taken on one tower in the first quarter in 2005, whereas a smaller charge was taken on one tower in the first quarter of 2004.

Depreciation expense decreased due to certain towers becoming fully depreciated in 2004 as a result of the shortened depreciable lives associated with the grand lease restatement of our financial statements for the fiscal years ended December 31, 2003 and 2002, as well as the first three quarters of fiscal year 2004.

Other Expense:

	For the three months ended March 31,		Percentage Change
	2005	2004
	(in thousands)
Interest income	$247	$142	73.9%
Interest expense	(10,004)	(13,828)	(27.7)%
Non-cash interest expense	(7,342)	(7,257)	1.2%
Amortization of debt issuance costs	(798)	(838)	(4.8)%
Loss from write-off of deferred financing fees and extinguishment of debt	(1,486)	(22,217)	(93.3)%
Other	150	62	141.9%

Total other expense	$(19,233)	$(43,936)	(56.2)%

Interest expense decreased as a result of lower weighted average interest rates and lower average outstanding debt levels resulting from debt refinancings and retirements during the last nine months of 2004 and the first three months of 2005. Average debt outstanding was $892.7 million in the first quarter of 2005 and $937.4 million in the first quarter of 2004. The weighted average interest rate was 8.0% as of March 31, 2005 and 8.4% as of March 31, 2004. The loss from write-off of deferred financing fees and extinguishment of debt is attributable to a write-off of $8.2 million of deferred financing fees and $14.0 million loss on extinguishment of debt associated with the early retirement of our 12% senior discount notes, a portion of our 10¼% senior notes and the termination of the prior senior credit facility in 2004, whereas the loss in the first quarter of 2005 relates to the redemption of the remaining $50 million of our 10¼% senior notes.

Loss From Continuing Operations:

Loss from continuing operations decreased from $51.5 million for the three months ended March 31, 2004 to $21.5 million for the three months ended March 31, 2005. This decrease was primarily the result of improved gross profit of $4.2 million, a decrease in interest expense of $3.8 million, and decreases in losses from the write-off of deferred financing fees and extinguishment of debt of $20.7 million.

Discontinued Operations:

Loss from discontinued operations for the three months ended March 31, 2005 increased by $0.2 million from the three months ended March 31, 2004. This increase was due to the gain on sale of towers held for sale in the first quarter of 2004 which did not recur in the same quarter of 2005.

Net Loss:

Net loss decreased from $51.4 million for the three months ended March 31, 2004 to $21.7 million for the three months ended March 31, 2005. This decrease was primarily the result of improvements in gross profit, decreases in interest expense, and decreases in losses from the write-off of deferred financing fees and extinguishment of debt.

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

Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries. Even if we decided to pay a dividend, we cannot assure you that our subsidiaries will generate sufficient cash flow to pay a dividend. Furthermore, the ability of our subsidiaries to pay cash or stock dividends is restricted under the terms of our current senior credit facility and our indentures.

A summary of our cash flows is as follows:

For the three months ended March 31, 2005
(in thousands)
Summary Cash Flow Information:

Cash provided by operating activities	$15,998
Cash used in investing activities	(13,000)
Cash used in financing acitivities	(53,608)

Decrease in cash and cash equivalents	(50,610)
Cash and cash equivalents, December 31, 2004	69,627

Cash and cash equivalents, March 31, 2005	$19,017

Sources of Liquidity:

Cash provided by operating activities was $16.0 million for the three months ended March 31, 2005. Included in this amount is $6.5 million related to cash provided from changes in working capital, and the remaining amount was primarily the result of gross profit from the site leasing segment, net of cash selling, general, and administrative expenses, during the quarter.

We have traditionally funded our growth, including our tower portfolio growth through long-term indebtedness. During 2003 and 2004, we issued new long-term indebtedness to permit us to redeem our older, more expensive, outstanding notes and reduce our weighted cost of debt. In December 2003, SBA Communications and Telecommunications co-issued $402.0 million of aggregate principal amount at maturity of their 9 3/4% senior discount notes, and used the proceeds to redeem and/or repurchase all of our 12% senior discount notes and to repurchase a portion of our 10 1/4% senior notes. In December 2004, we issued $250.0 million of our 8½% senior notes and used the proceeds to redeem and/or repurchase all of our outstanding 10 1/4% senior notes, of which we repurchased $186.5 million in December 2004 and redeemed the remaining $50.0 million on February 1, 2005.

In addition, we use our $400 million senior secured credit facility to finance our operations. The facility consists of a term loan and a revolving line of credit. As of March 31, 2005, we had an outstanding balance of $322.6 million under the facility, which consisted entirely of a term loan. As of March 31, 2005, we have approximately $47.8 million of additional borrowing capacity under our senior credit facility, subject to maintenance covenants, borrowing base limitations, and other conditions.

On May 6, 2005, we entered into an underwriter’s agreement with Lehman Brothers to issue 8.0 million shares of our Class A common stock. The net proceeds from the issuance is expected to be $75.2 million after deducting underwriter fees and offering expenses, and will be used to redeem an accreted balance of $68.9 million of the Company’s 9 3/4% senior discount notes and to pay the applicable premium for the redemption. At March 31, 2005, as adjusted for this redemption, we would have had $240.9 million outstanding of our 9 3/4% senior discount notes.

A main priority for us continues to be reductions in our weighted average cost of debt. As part of this initiative we have, and may continue to, repurchase for cash and/or equity our higher cost outstanding indebtedness. As a result of our refinancing and debt repurchase activities we have reduced our weighted cost of debt from 8.4% at March 31, 2004 to 8.0% at March 31, 2005.

In addition to our capital restructuring activities completed in 2003, 2004 and the first quarter of 2005, in order to manage our significant levels of indebtedness and to ensure continued compliance with our financial covenants, we may explore a number of alternatives, including selling certain assets or lines of business, issuing equity, repurchasing, restructuring or refinancing or exchanging for equity some or all of our debt or pursuing other financial alternatives, and we may from time to time implement one or more of these alternatives. One or more of the alternatives may include the possibility of issuing additional shares of common stock or securities convertible into shares of common stock or converting our existing indebtedness into shares of common stock or securities convertible into shares of common stock, any of which would dilute our existing shareholders. We cannot assure you that any of these strategies can be consummated, or if consummated, would effectively address the risks associated with our significant level of indebtedness.

Uses of Liquidity:

During the first quarter of 2005, cash used by financing activities was $53.6 million. Included in this amount was the payment of $52.5 million relating to the redemption of our outstanding 10 1/4% senior notes. These notes were redeemed from proceeds from the issuance of our 8 1/2% senior notes in the fourth quarter of 2004.

Our cash capital expenditures for the three months ended March 31, 2005 were $13.1 million. Included in this amount was $1.1 million related to new tower construction, $0.7 million for maintenance tower capital expenditures, $0.9 million for augmentations and tower upgrades, $0.4 million for general corporate expenditures, and $0.5 million for ground lease purchases. In addition, we had cash capital expenditures of $9.5 million and issued approximately 649,000 shares of Class A common stock in connection with the acquisition of 51 towers and tower related assets during the quarter.

Included in the $1.1 million of new tower construction were costs associated with the completion of two new towers as well as costs incurred on sites currently in process. We currently plan to make total cash capital expenditures during 2005 of $10.0 million to $15.0 million primarily in connection with our plans to build between 50 and 75 towers. All of these planned capital expenditures are expected to be funded by cash on hand, cash flow from operations and availability under our senior credit facility.

Due to the relatively young age of our towers and remaining capacity available to accommodate new tenants, it is not necessary for us to spend a significant amount of dollars for capital improvements or modifications to our towers. We estimate we will incur approximately $1,000 per tower per year on these types of capital expenditures. All of these planned capital expenditures are expected to be funded by cash on hand and cash flow from operations. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio and to complete pending build-to-suit obligations.

Debt Service Requirements/Capital Instruments:

Senior Notes and Senior Discount Notes:

At March 31, 2005 we had $250.0 million outstanding of our 8 1/2% senior notes. These notes mature December 1, 2012. Interest on these notes is payable June 1 and December 1 of each year. Based on amounts outstanding at the time of this filing, annual debt service requirements are approximately $21.3 million.

At March 31, 2005 we had $309.8 million outstanding of our 9 3/4% senior discount notes. The 9 3/4% notes accrete in value until December 15, 2007 at which time the notes will have accreted to a principal balance of $400.7 million. These notes mature December 15, 2011. Interest on these notes is payable June 15 and December 15, beginning June 15, 2008.

The 8 1/2% senior notes are unsecured and are pari passu in right of payment with our other existing and future senior indebtedness. The 9 3/4% senior discount notes were co-issued by SBA Communications and Telecommunications in December 2003, are unsecured, rank pari passu with the senior indebtedness and are structurally senior to all indebtedness of SBA Communications. Both the 8 1/2% senior notes and the 9 3/4% senior discount notes place certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sale of assets, transactions with affiliates, sale and leaseback transactions, certain investments and our ability to merge or consolidate with other entities.

January 2004 Senior Credit Facility:

On January 30, 2004, SBA Senior Finance closed on a senior credit facility in the amount of $400.0 million. This facility consists of a $325.0 million term loan and a $75.0 million revolving line of credit. The revolving line of credit may be borrowed, repaid and redrawn. Amortization of the term loan is at a quarterly rate of 0.25% and is payable quarterly beginning September 30, 2004 and ending September 30, 2008. All remaining outstanding amounts under the term loans are due October 31, 2008. There is no amortization of the revolving loans and all amounts outstanding under the revolving facility are due on July 31, 2008. Amounts borrowed under the facility accrue interest at either the Euro dollar rate (as defined in the senior credit facility) plus a spread of 275 basis points or the Base Rate (as defined in the senior credit facility) plus a spread of 175 basis points. This facility may be prepaid at any time with no prepayment penalty.

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

The senior secured credit facility requires SBA Senior Finance to maintain specified financial ratios, including ratios regarding its debt to annualized operating cash flow, debt service, cash interest expense and fixed charges for each quarter. In addition, the facility contains affirmative and negative covenants that, among other things, restrict its ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants. The facility permits distributions by SBA Senior Finance to Telecommunications and SBA Communications to service their debt, pay consolidated taxes, pay holding company expenses and for the repurchase of senior notes or senior discount notes subject to compliance with the covenants discussed above. SBA Senior Finance’s ability in the future to comply with the covenants and access the available funds under the senior credit facility in the future will depend on its future financial performance. As of March 31, 2005, we were in full compliance with the financial covenants contained in this agreement.

As of March 31, 2005 we had $322.6 million outstanding under the senior secured credit facility. Based on the outstanding amount and rates in effect at such time, we estimate our annual debt service including amortization to be approximately $22.5 million.

Inflation

The impact of inflation on our operations has not been significant to date. However, we cannot assure you that a high rate of inflation in the future will not adversely affect our operating results.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement 123R, which is effective for the Company’s first quarter of fiscal year 2006. Statement 123R requires companies to expense in their consolidated statement of operations the estimated fair value of employee stock options and similar awards. The Company is currently evaluating which application method will be applied once SFAS 123R is adopted. Depending on the model used to calculate stock-based compensation expense in the future, the implementation of certain other requirements of Statement 123R and additional option grants expected to be made in the future, the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in the Company’s future financial statements. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in Statement 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets—an Amendment of APB No. 29”. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” This standard is effective for nonmonetary asset exchanges occurring after July 1, 2005. The adoption of this standard is not expected to impact the Company’s Consolidated Financial Statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. We are subject to interest rate risk on our senior credit facility and any future financing requirements.

The following table presents the future principal payment obligations and interest rates associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of March 31, 2005:

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate (8 1/2%)	$—	$—	$—	$—	$—	$250,000	$250,000	$257,500
Fixed rate (9 3/4%)	$—	$—	$—	$—	$—	$400,774	$400,774	$348,673
Senior credit facility (1)	$3,250	$3,250	$3,250	$312,812	$—	$—	$322,562	$322,562

(1)	Credit facility has variable rates between 5.10% and 6.13% at March 31, 2005. Amortization of 0.25% is payable quarterly on committed term loan amount of $325 million which commenced September 30, 2004.

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

Senior Note and Senior Discount Note Disclosure Requirements

The indentures governing our 8½% senior notes and our 9¾% senior discount notes require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries. As of March 31, 2005 we had no unrestricted subsidiaries. Additionally, we are required to disclose (i) Tower Cash Flow, as defined in the indentures, for the most recent fiscal quarter and (ii) Adjusted Consolidated Cash Flow, as defined in the indentures, for the most recently completed four-quarter period. This information is presented solely as a requirement of the indentures. Such information is not intended as an alternative measure of financial position, operating results or cash flows from operations (as determined in accordance with generally accepted accounting principles). Furthermore, our measure of the following information may not be comparable to similarly titled measures of other companies.

Tower Cash Flow and Adjusted Consolidated Cash Flow as defined in our senior note and senior discount note indentures are as follows:

9 3/4% Senior Discount Notes
(in thousands)

HoldCo Tower Cash Flow for the three months ended March 31, 2005(1)	$27,254

OpCo Tower Cash Flow for the three months ended March 31, 2005(2)	$27,254

HoldCo Adjusted Consolidated Cash Flow for the twelve months ended March 31, 2005	$86,808

OpCo Adjusted Consolidated Cash Flow for the twelve months ended March 31, 2005	$91,502

(1)	In the indenture for the 9 3/4% senior discount notes HoldCo is referred to as the “Co-Issuer” or SBA Communications
(2)	In the indenture for the 9 3/4% senior discount notes OpCo is referred to as the “Company” or SBA Telecommunications, Inc.

8 1/2% Senior Notes
(in thousands)
Tower Cash Flow for the three months ended March 31, 2005	$27,254
Adjusted Consolidated Cash Flow of the Company for the twelve months ended March 31, 2005	$86,808
Adjusted Consolidated Cash Flow of SBA Senior Finance for the twelve months ended March 31, 2005	$91,797

Disclosure Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund operations and meet our obligations as they become due;

•	our expectations regarding our new build program and our intent to build 50-75 new towers in 2005;

•	our estimates regarding our annual debt service and cash interest requirements in 2005 and thereafter; and

•	our expectations regarding the adoption of certain accounting pronouncements.

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

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2005. Based on such evaluation, such officers have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings.

As previously disclosed in Form 10-K for the year ended December 31, 2004, we implemented additional review procedures over the selection and monitoring of the appropriate assumptions and factors affecting lease accounting during the fiscal quarter covered by this report. There have been no other changes in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

During the first quarter of 2005, the Company’s Compensation Committee approved a base salary increase for Mr. Stoops of 2.7% and increases ranging from 2.7% to 4.4% for each of our other named executive officers.

During the first quarter of 2005, the Company’s Compensation Committee approved a discretionary cash bonus payment for each of our named executive officers, Jeffrey A. Stoops, Kurt L. Bagwell, Thomas P. Hunt, Anthony J. Macaione and Jason V. Silberstein in the amount of $430,000, $175,000, $110,000, $72,250 and $165,000, respectively.

During the first quarter of 2005, the Company’s Compensation Committee approved a bonus plan with Mr. Jason Silberstein, our Vice President – Property Management. Pursuant to the terms of the bonus plan, Mr. Silberstein has a target bonus equal to 100% of his base salary. Of Mr. Silberstein’s target bonus, 85% is calculated pursuant to a formula based on (1) the amount of revenue added through new leases and amendments, (2) average rents paid by initial tenants and (3) tenant loss, and 15% is based upon the Company’s Adjusted EBITDA. The amount of the bonus paid may be more or less depending on the amount of revenue added through new leases and amendments and rents paid.

ITEM 6. EXHIBITS

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

SBA COMMUNICATIONS CORPORATION

May 10, 2005	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

May 10, 2005
/s/ Anthony J. Macaione
Chief Financial Officer
(Principal Financial Officer)