Form 10-Q
period 2005-06-30
SBA COMMUNICATIONS CORP
filed 2005-08-09
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 74,395,198 shares of Class A common stock as of August 5, 2005.

SBA COMMUNICATIONS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1: UNAUDITED FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,122	$69,627
Restricted cash	2,038	2,017
Accounts receivable, net of allowances of $1,151 and $1,731 in 2005 and 2004, respectively	16,371	21,125
Costs and estimated earnings in excess of billings on uncompleted contracts	21,597	19,066
Prepaid and other current expenses	4,911	4,327
Assets held for sale	—	10

Total current assets	66,039	116,172

Property and equipment, net	735,642	745,831
Deferred financing fees, net	16,326	19,421
Other assets	38,265	34,455
Intangible assets, net	865	1,365

Total assets	$857,137	$917,244

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,499	$15,204
Accrued expenses	14,381	14,997
Deferred revenue	10,913	10,810
Interest payable	2,544	3,729
Long term debt, current portion	3,250	3,250
Billings in excess of costs and estimated earnings on uncompleted contracts	313	1,251
Other current liabilities	2,101	1,762

Total current liabilities	47,001	51,003

Long term liabilities:
Long-term debt	826,796	924,456
Deferred revenue	327	384
Other long-term liabilities	32,926	30,072

Total long term liabilities	860,049	954,912

Commitments and contingencies
Shareholders’ deficit:
Preferred stock - $.01 par value, 30,000 shares authorized, none issued or outstanding	—	—
Common Stock - Class A par value $.01, 200,000 shares authorized, 74,258 and 64,903 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	743	649
Additional paid-in capital	826,465	740,037
Accumulated deficit	(877,325)	(829,357)
Accumulated other comprehensive income	204	—

Total shareholders’ deficit	(49,913)	(88,671)

Total liabilities and shareholders’ deficit	$857,137	$917,244

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended June 30		For the six months ended June 30
	2005	2004 As restated	2005	2004 As restated
Revenues:
Site leasing	$38,934	$35,454	$77,276	$69,387
Site development	24,314	20,893	44,275	37,819

Total revenues	63,248	56,347	121,551	107,206

Operating expenses:

Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Site leasing	11,692	12,034	23,737	23,685
Site development	22,987	19,208	42,236	35,571
Selling, general and administrative	7,112	7,096	14,312	14,277
Restructuring and other charges	2	58	19	221
Asset impairment charges	40	1,515	254	1,532
Depreciation, accretion and amortization	21,644	22,646	43,287	45,461

Total operating expenses	63,477	62,557	123,845	120,747

Operating loss from continuing operations	(229)	(6,210)	(2,294)	(13,541)

Other income (expense):
Interest income	497	54	744	196
Interest expense	(10,427)	(11,717)	(20,431)	(25,545)
Non-cash interest expense	(7,401)	(6,756)	(14,743)	(14,013)
Amortization of debt issuance costs	(546)	(873)	(1,344)	(1,711)
Write-off of deferred financing fees and extinguishment of debt	(8,244)	(454)	(9,730)	(22,670)
Other	305	9	456	70

Total other expense	(25,816)	(19,737)	(45,048)	(63,673)

Loss from continuing operations before provision for income taxes	(26,045)	(25,947)	(47,342)	(77,214)

Provision for income taxes	(331)	(230)	(577)	(463)

Loss from continuing operations	(26,376)	(26,177)	(47,919)	(77,677)

Gain (loss) from discontinued operations, net of income taxes	121	(470)	(49)	(395)

Net loss	$(26,255)	$(26,647)	$(47,968)	$(78,072)

Basic and diluted loss per common share amounts:
Loss from continuing operations	$(0.38)	$(0.46)	$(0.71)	$(1.38)
Gain (loss) from discontinued operations	—	(0.01)	—	(0.01)

Net loss per common share	$(0.38)	$(0.47)	$(0.71)	$(1.39)

Weighted average number of common shares	70,330	56,933	67,809	56,116

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(unaudited)

(in thousands)

	Common Stock Class A		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
BALANCE, December 31, 2004	64,903	$649	$740,037	$—	$(829,357)	$(88,671)
Common stock issued in connection with acquisitions	957	10	9,095	—	—	9,105
Non-cash compensation	—	—	215	—	—	215
Common stock issued in connection with public offering	8,000	80	75,359	—	—	75,439
Common stock issued in connection with stock option plans	398	4	1,759	—	—	1,763
Change in fair value of derivative financial instrument	—	—	—	204	—	204
Net loss	—	—	—	—	(47,968)	(47,968)

BALANCE, June 30, 2005	74,258	$743	$826,465	$204	$(877,325)	$(49,913)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2005	2004 As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,968)	$(78,072)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization	43,287	45,461
Non-cash restructuring and other charges	19	221
Asset impairment charges	254	1,532
Non-cash items reported in discontinued operations (primarily depreciation, asset impairment charges, and gain/loss on sale of assets)	(370)	503
Non-cash compensation expense	215	241
(Credits) provision for doubtful accounts	(300)	283
Amortization of original issue discount and debt issuance costs	16,087	15,170
Interest converted to term loan	—	554
Loss from write-off of deferred financing fees and extinguishment of debt	9,730	22,670
Amortization of deferred gain of derivative	(33)	(361)
Changes in operating assets and liabilities:
Short term investments	—	15,200
Accounts receivable	5,054	2,520
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,531)	(2,731)
Prepaid and other current assets	(290)	(2,027)
Other assets	(3,528)	(889)
Accounts payable	(2,344)	1,016
Accrued expenses	(109)	(946)
Deferred revenue	(410)	(967)
Interest payable	(1,185)	(6,755)
Other liabilities	3,124	2,485
Billings in excess of costs and estimated earnings on uncompleted contracts	(938)	(77)

Net cash provided by operating activities	17,764	15,031

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,195)	(3,384)
Acquisitions and related earn-outs	(16,012)	(401)
Proceeds from sale of fixed assets	915	804
(Payment) receipt of restricted cash	(303)	4,399

Net cash (used in) provided by investing activities	(22,595)	1,418

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity offerings, net of fees paid	75,439	—
Proceeds from employee stock purchase/option plans	1,763	96
Borrowings under senior credit facility, net of financing fees	9,465	314,348
Repayment of 9 3/4% bonds	(75,644)	—
Repayment of senior credit facility and notes payable	(1,625)	(151,774)
Repurchase of 10 1/4% senior notes	(52,546)	(94,836)
Repurchase of 12% senior discount notes	—	(70,793)
Bank overdraft	(526)	—

Net cash used in financing activities	(43,674)	(2,959)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(48,505)	13,490
CASH AND CASH EQUIVALENTS:
Beginning of period	69,627	8,338

End of period	$21,122	$21,828

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2005	2004 As restated
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$21,635	$33,215

Income taxes	$613	$945

Assets purchased in connection with acquisitions	$23,310	$—

Liabilities assumed in connection with acquisitions	$(455)	$—

Cash paid in connection with acquisitions	$(13,750)	$—

Common stock issued in connection with acquisitions	$(9,105)	$—

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Class A common stock issued in exchange for 10 1/4% senior notes and accrued interest	$—	$7,989

Change in fair value of interest rate swap recorded in accumulated other comprehensive income	$204	$—

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

2. DISCONTINUED OPERATIONS

In March 2003, certain of the Company’s subsidiaries entered into a definitive agreement (the “Western tower sale”) to sell up to an aggregate of 801 towers, which represented substantially all of the Company’s towers in the Western two-thirds of the United States. In addition, 33 other sites were identified to be held for sale. As of June 30, 2005, the Company has sold all 834 of these towers and no assets or liabilities are classified as held for sale. At December 31, 2004 all of the assets held for sale consisted of property and equipment and related to the site leasing segment.

The following is a summary of the operating results of the site leasing segment discontinued operations:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004 As restated	2005	2004 As restated
	(in thousands)
Revenues	$5	$66	$16	$130

Loss from operations, net of income taxes	$(3)	$(98)	$(16)	$(165)
Gain on disposal of discontinued operations, net of income taxes	139	204	131	399

Gain from discontinued operations, net of income taxes	$136	$106	$115	$234

In May 2004, the Company’s Board of Directors approved a plan of disposition related to site development services operations (including both the site development consulting and site development construction segments) in the Western portion of the United States (“Western site development services”).

The following is a summary of the operating results of the discontinued operations relating to the Western site development services:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Revenues	$—	$5,337	$51	$11,792

Loss from operations, net of income taxes	$(15)	$(157)	$(164)	$(210)
Loss on disposal of discontinued operations, net of income taxes	—	(419)	—	(419)

Loss from discontinued operations, net of income taxes	$(15)	$(576)	$(164)	$(629)

3. RESTATEMENT

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). In light of this letter, the Company’s management initiated a review of its accounting practices and determined that it would adjust its method of accounting for certain types of ground leases underlying its tower sites, on the basis that while its accounting practices were in line with industry practice, they were not in accordance with GAAP. As a result, the Company restated its consolidated financial statements for the fiscal years ended December 31, 2003 and 2002, as well as the first three quarters of fiscal year 2004 (the “Ground Lease Restatement”).

The Company had previously defined the minimum lease term of its ground leases underlying its tower sites as the initial term of the leases and had been straight lining all rental payments due to the lessor evenly over this term, which typically is five years in length. Management determined that the appropriate interpretation of the minimum lease term under Statement of Financial Accounting Standards No. 13 (“SFAS 13”), “Accounting for Leases” was equal to the shorter of (i) the period from lease inception through the end of the term of all tenant lease obligations in existence at ground lease inception, including renewal periods, or (ii) the ground lease term, including renewal periods. Each of the Company’s ground leases provides it an unconditional right to renew for all granted renewal terms. If no tenant lease obligations existed at the date of ground lease inception, the initial term of the ground lease is considered the minimum lease term. All rental obligations due to be paid out over the minimum lease term, including fixed escalations, have therefore been straight-lined evenly over the minimum lease term. Additionally, if the minimum lease term ends prior to the originally established depreciable life of the tower (typically 15 years), the Company has shortened the depreciable life of the tower to coincide with the minimum lease term of the ground lease.

The following is a summary of the effects of the Ground Lease Restatement on the consolidated statements of operations for the three months ended June 30, 2004:

	For the three months ended June 30, 2004
	As previously reported	Ground Lease Restatement	As restated
	(in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS

Total revenues	$56,347	$—	$56,347
Site leasing cost of revenue	(10,639)	(1,395)	(12,034)
Site development cost of revenue	(19,208)	—	(19,208)
Depreciation, accretion, and amortization	(20,559)	(2,087)	(22,646)
Other operating expenses	(8,697)	28	(8,669)

Operating loss from continuing operations	(2,756)	(3,454)	(6,210)
Total other expense	(19,737)	—	(19,737)
(Provision) benefit for income taxes	(274)	44	(230)

Loss from continuing operations	(22,767)	(3,410)	(26,177)
Gain (loss) from discontinued operations, net	(479)	9	(470)

Net loss	$(23,246)	$(3,401)	$(26,647)

Net loss per common share	$(0.41)	$(0.06)	$(0.47)

As a result of the adjustments described above, the accompanying results of operations for the three months ended June 30, 2004 have been adjusted to record additional rent expense (included in operating expenses on the statement of operations) of $1.4 million; additional depreciation expense of $2.1 million; a decrease of provision for income taxes of $0.04 million; and an increase in gain from discontinued operations of $0.01 million.

The following is a summary of the effects of the Ground Lease Restatement on the consolidated statements of operations for the six months ended June 30, 2004:

	For the six months ended June 30, 2004
	As previously reported	Ground Lease Restatement	As restated
	(in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS

Total revenues	$107,206	$—	$107,206
Site leasing cost of revenue	(20,852)	(2,833)	(23,685)
Site development cost of revenue	(35,571)	—	(35,571)
Depreciation, accretion, and amortization	(41,243)	(4,218)	(45,461)
Other operating expenses	(16,058)	28	(16,030)

Operating loss from continuing operations	(6,518)	(7,023)	(13,541)
Total other expense	(63,673)	—	(63,673)
(Provision) benefit for income taxes	(550)	87	(463)

Loss from continuing operations	(70,741)	(6,936)	(77,677)
Gain (loss) from discontinued operations, net	(427)	32	(395)

Net loss	$(71,168)	$(6,904)	$(78,072)

Net loss per common share	$(1.27)	$(0.12)	$(1.39)

As a result of the adjustments described above, the accompanying results of operations for the six months ended June 30, 2004 have been adjusted to record additional rent expense (included in operating expenses on the statement of operations) of $2.8 million; additional depreciation expense of $4.2 million; a decrease of provision for income taxes of $0.09 million; and an increase in gain from discontinued operations of $0.03 million.

4. CURRENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 requires that the change in accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. Such a change would require the Company to restate its previously issued financial statements to reflect the change in accounting principle to prior periods presented. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s results of operations and financial position.

In March 2005, FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143)” (“FIN 47”) was issued. FIN 47 provides clarification with respect to the timing of liability recognition of legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year enterprises). The Company is currently evaluating the potential impact of FIN 47.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123, Share-Based Payment (“Statement 123R”), which is effective for the Company’s first quarter of fiscal year 2006. Statement 123R requires companies to expense in their consolidated statement of operations the estimated fair value of employee stock options and similar awards. The Company is currently evaluating which application method will be applied once SFAS 123R is adopted. Depending on the model used to calculate stock-based compensation expense in the future, the implementation of certain other requirements of Statement 123R and additional option grants expected to be made in the future, the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in the Company’s future financial statements. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in Statement 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on the Company’s Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets—an Amendment of APB No. 29” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” This standard is effective for nonmonetary asset exchanges occurring after July 1, 2005. The adoption of this standard is not expected to have a material impact on the Company’s Consolidated Financial Statements.

5. RESTRICTED CASH

Restricted cash at June 30, 2005 was $10.2 million. The restricted cash balance includes $8.2 million of cash pledged as collateral to secure certain obligations of the Company and certain of its affiliates related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business, and is included in other assets in the Consolidated Balance Sheet. Approximately $2.0 million of the collateral relates to payment and performance bonds, which are shorter term in nature and are included in restricted cash and reflected as a current asset.

6. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of June 30, 2005	As of December 31, 2004
	(in thousands)
Costs incurred on uncompleted contracts	$70,482	$63,198
Estimated earnings	11,180	10,334
Billings to date	(60,378)	(55,717)

	$21,284	$17,815

These amounts are included in the accompanying consolidated balance sheets under the following captions:
	As of June 30, 2005	As of December 31, 2004
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$21,597	$19,066
Billings in excess of costs and estimated earnings on uncompleted contracts	(313)	(1,251)

	$21,284	$17,815

7. PROPERTY & EQUIPMENT

Property and equipment, excluding assets held for sale, consists of the following:

	As of June 30, 2005	As of December 31, 2004
	(in thousands)
Towers and related components	$1,085,209	$1,064,085
Construction-in-process	3,453	55
Furniture, equipment and vehicles	26,904	30,223
Land, buildings and improvements	22,005	20,658

	1,137,571	1,115,021
Less: accumulated depreciation and amortization	(401,929)	(369,190)

Property and equipment, net	$735,642	$745,831

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations.

8. ACQUISITIONS

During the three months ended June 30, 2005, the Company acquired 23 towers and related assets from various sellers for an aggregate purchase price of $7.8 million. The aggregate consideration paid was $4.3 million in cash and approximately 307,000 shares of Class A common stock. The Company accounted for all of the above tower acquisitions at fair market value at the date of acquisition. The results of operations of the acquired assets and companies are included with those of the Company from the dates of the respective acquisitions. None of the individual acquisitions consummated were significant to the Company and, accordingly, pro forma financial information has not been presented.

In accordance with the provisions of SFAS No. 141, Business Combinations, the Company continues to evaluate all acquisitions within one year after the respective closing date of the transactions to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met.

From time to time, the Company agrees to pay additional acquisition purchase price consideration if the towers or businesses that are acquired meet or exceed certain earnings or new tower targets in the 1-3 years after they have been acquired. As of June 30, 2005, the Company had an obligation to pay up to an additional $1.9 million in consideration if the earnings targets contained in various acquisition agreements are met. This obligation was associated with acquisitions within the Company’s site leasing segment. At the Company’s option, a majority of the additional consideration may be paid in cash or shares of Class A common stock. The Company records such obligations as additional consideration when it becomes probable that the earnings targets will be met.

9. CURRENT AND LONG-TERM DEBT

	As of June 30, 2005	As of December 31, 2004
	(in thousands)
8 1/2% senior notes, unsecured, interest payable semi-annually in arrears on June 1 and December 1. Balance due in full December 1, 2012.	$250,000	$250,000

10 1/4% senior notes, unsecured, interest payable semi-annually in arrears, includes deferred gain related to termination of derivative of $1,909 at December 31, 2004. Amount repaid in full in February 2005.	—	51,894

9 3/4% senior discount notes, net of unamortized original issue discount of $65,440 and $98,337 at June 30, 2005 and December 31, 2004, respectively. Unsecured, cash interest payable semi-annually in arrears beginning June 15, 2008, balloon principal payment of $313,736 due at maturity on December 15, 2011.	248,296	302,437

Senior secured credit facility, interest at varying rates (5.54% to 6.24%) at June 30, 2005. Amortization of 0.25% is payable quarterly on term loans. Outstanding term loan balance due October 31, 2008. Outstanding revolving line of credit balance due July 31, 2008.	331,750	323,375

	830,046	927,706
Less: current maturities	(3,250)	(3,250)

Long-term debt	$826,796	$924,456

On January 30, 2004, SBA Senior Finance, Inc. closed on a senior credit facility in the amount of $400.0 million. This facility consists of a $325.0 million term loan and a $75.0 million revolving line of credit. The revolving line of credit may be borrowed, repaid and redrawn. Amortization of the term loan is at a quarterly rate of 0.25% and is payable quarterly beginning September 30, 2004 and ending September 30, 2008. All remaining outstanding amounts under the term loans are due October 31, 2008. There is no amortization of the revolving line of credit and all amounts outstanding under the revolving line of credit are due on July 31, 2008. The credit facility will require amortization payments of $3.2 million during 2005. This facility may be prepaid at any time after December 16, 2005 without prepayment penalty. If the facility is prepaid with proceeds from another senior secured credit facility prior to this date, there is a 1% prepayment penalty. Prepayments from sources other than a senior secured credit facility will not incur this penalty.

In accordance with its original terms, the facility accrued interest at either the Eurodollar Rate (as defined in the senior credit facility) plus a spread of 350 basis points or the Base Rate (as defined in the senior credit facility) plus a spread of 250 basis points. On November 12, 2004, we entered into an amendment to the senior credit facility that reduced the interest rate spread on the facility to up to 275 basis points over the Eurodollar Rate, or up to 175 points over the Base Rate. On June 16, 2005, we entered into a second amendment to the senior credit facility that further reduced the interest rate spread on the term loan to 225 basis points over the Eurodollar Rate, or 125 basis points over the Base Rate. SBA Senior Finance has recorded deferred financing fees of approximately $6.5 million associated with this facility.

Amounts borrowed under this facility are secured by a first priority lien on substantially all of SBA Senior Finance’s assets. In addition, each of SBA Senior Finance’s domestic subsidiaries has guaranteed the obligations of SBA Senior Finance under the senior credit facility and has pledged substantially all of their respective assets to secure such guarantee. In addition, SBA Communications and SBA Telecommunications, Inc. have pledged, on a non-recourse basis, all of the common stock of SBATelecommunications and SBA Senior Finance to secure SBA Senior Finance’s obligations under this senior credit facility.

The senior credit facility requires SBA Senior Finance to maintain specified financial ratios, including ratios regarding its debt to annualized operating cash flow, debt service, cash interest expense and fixed charges for each quarter. The senior credit facility contains affirmative and negative covenants that, among other things, restrict its ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants. SBA Senior Finance’s ability in the future to comply with the covenants and access the available funds under the senior credit facility in the future will depend on its future financial performance. As of June 30, 2005, SBA Senior Finance was in full compliance with the terms of the credit facility and had the ability to draw an additional $53.8 million.

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

The 8 1/2% senior notes are unsecured and are pari passu in right of payment with the Company’s other existing and future senior indebtedness. The 8 1/2% senior notes place certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sales of assets, transactions with affiliates, sale and leaseback transactions, certain investments and the Company’s ability to merge or consolidate with other entities. The ability of the Company to comply with the covenants and other terms of the 8 1/2% senior notes and to satisfy its respective debt obligations will depend on the future operating performance of the Company. In the event the Company fails to comply with the various covenants contained in the 8 1/2% senior notes, it would be in default there under, and in any such case, the maturity of a portion or all of its long-term indebtedness could be accelerated. In addition, the acceleration of amounts due under the senior credit facility would also cause a cross-default under the indenture for the 8 1/2% senior notes.

On May 11, 2005, we issued 8.0 million shares of our Class A common stock. The net proceeds from the issuance were $75.4 million after deducting underwriter fees and offering expenses. On June 30, 2005, these proceeds were used to redeem an accreted balance of $68.9 million of the Company’s 9 3/4% senior discount notes and to pay the applicable premium for the redemption. At June 30, 2005, as adjusted for this redemption, we had $248.3 million outstanding of our 9 3/4% senior discount notes.

10. INTEREST RATE SWAP AGREEMENT

On June 22, 2005, in anticipation of a future financing, we entered into two forward-starting interest rate swap agreements, each with a notional principal amount of $200 million, with Deutsche Bank AG and Lehman Brothers Special Financing, Inc. to hedge the variability of future interest rates on the financing, which is expected to be issued on or before December 22, 2005. Under the swap agreements, we agreed to pay the counterparties a fixed interest rate of 4.199% on the total notional amount of $400.0 million, beginning on December 22, 2005 through December 22, 2010 in exchange for receiving floating payments based on three-month LIBOR on the same notional amount for the same five year period. Upon the issuance of the future financing on or before December 22, 2005, the swap agreements will be settled in cash for the difference between the 4.199% rate at the inception of the swap and the five year swap rate on the date of settlement. The Company has determined the swap to be an effective cash flow hedge, and has recorded the fair value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The fair value of the swap asset of $0.2 million is included in prepaid and other current expenses in the accompanying Consolidated Financial Statements at June 30, 2005.

11. SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS

The Company has potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for all periods presented. There were 5.2 million and 4.5 million options outstanding at June 30, 2005 and 2004, respectively. During February 2005, the Company granted 1.2 million options at an exercise price of $8.56 per share, which was the fair market value at the date of grant.

Other comprehensive income only includes an unrealized gain on the fair value of the interest rate swap. The impact of this unrealized gain is as follows:

	For the three months ended June 30		For the six months ended June 30
	2005	2004 As restated	2005	2004 As restated
Net loss	$(26,255)	$(26,647)	$(47,968)	$(78,072)
Other comprehensive income, change in fair value of interest rate swap	204	—	204	—

Comprehensive loss	$(26,051)	$(26,647)	$(47,764)	$(78,072)

12. RESTRUCTURING AND OTHER CHARGES

In February 2002, as a result of the continuing deterioration of capital market conditions for wireless carriers, the Company announced it was reducing its capital expenditures for new tower development and acquisition activities, suspending any material new investment for additional towers, reducing its workforce and closing or consolidating offices. In connection with this restructuring, a portion of the Company’s workforce was reduced and certain offices were closed, substantially all of which were primarily dedicated to new tower development activities. The accrual of approximately $0.6 million remaining at June 30, 2005, relates entirely to remaining obligations through the year 2012 associated with offices exited or downsized as part of this plan.

The following summarizes the activity during the six months ended June 30, 2005, related to the 2002 restructuring plan:

	Accrual as of January 1, 2005	Restructuring Charges	Payments	Accrual as of June 30, 2005
	(in thousands)
Employee separation and exit costs	$733	$19	$(121)	$631

Restructuring expense for the three and six months ended June 30, 2005 and 2004 consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Abandonment of new tower build and acquisition work-in-process and related construction materials	$—	$(22)	$—	$(29)
Employee separation and exit costs	2	80	19	250

	$2	$58	$19	$221

13. ASSET IMPAIRMENT CHARGES

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

During the six months ended June 30, 2005, the Company reevaluated its future cash flow expectations on one tower that has not achieved expected lease up results. The resulting change in fair value of this tower, as determined using a discounted cash flow analysis, resulted in an impairment charge of $0.3 million.

During the six months ended June 30, 2004, the Company reevaluated its future cash flow expectations on eight towers that had not achieved expected lease up results. The resulting change in fair value of these towers, as determined using a discounted cash flow analysis, resulted in an impairment charge of $1.8 million.

Additionally, during the second quarter of 2004, the Company identified 14 towers previously classified as held for sale and included in discontinued operations and reclassified them into continuing operations as of June 30, 2004 in accordance with the provisions of SFAS 144. As a result of this reclassification, the Company increased the book value of these towers by $0.3 million, and recorded this charge as a reduction to asset impairment charges in the Consolidated Statements of Operations for the three months ended June 30, 2004.

14. STOCK BASED COMPENSATION

SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS 123 (“SFAS 148”) provides alternative methods for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company has elected to continue to account for its stock-based employee compensation plans under Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations and adopt the disclosure provisions of SFAS 148.

The Black-Scholes option-pricing model was used with the following assumptions:

	For the three and six months ended June 30,
	2005	2004
Risk free interest rate	3.8%	3.0%
Dividend yield	0.0%	0.0%
Expected volatility	109%	115%
Expected lives	4 years	4 years

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004 As restated	2005	2004 As restated
	(in thousands, except per share data)
Net loss, as reported	$(26,255)	$(26,647)	$(47,968)	$(78,072)
Non-cash compensation charges included in net loss	100	126	215	241
Incremental stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,391)	(36)	(2,781)	(1,265)

Pro forma net loss	$(27,546)	$(26,557)	$(50,534)	$(79,096)

Loss per share:
Basic and diluted - as reported	$(0.38)	$(0.47)	$(0.71)	$(1.39)
Based and diluted - pro forma	$(0.39)	$(0.47)	$(0.75)	$(1.41)

The effect of applying SFAS 123 in the pro-forma disclosure is not necessarily indicative of future results.

From time to time, restricted shares of Class A common stock or options to purchase Class A common stock have been granted under the Company’s equity participation plans at prices below market value at the time of grant. In addition, the Company had bonus agreements with certain executives and employees to issue shares of the Company’s Class A common stock in lieu of cash payments. The Company recorded approximately $0.1 million of non-cash compensation expense during each of the three month periods ended June 30, 2005 and 2004.

15. INCOME TAXES

The Company has taxable losses in the three and six months ended June 30, 2005 and 2004, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more likely than not” that the Company will generate sufficient taxable income in future periods to recognize the assets. The provision for income taxes presented for the three and six months ended June 30, 2005 and 2004 relates to state and local taxes.

16. SEGMENT DATA

The Company operates principally in three business segments: site development consulting, site development construction, and site leasing. The Company’s reportable segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations. Revenues, cost of revenues (exclusive of depreciation, accretion and amortization), capital expenditures (including assets acquired through the issuance of shares of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company continues to operate are presented below (in thousands):

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment(2)	Total
Three months ended June 30, 2005
Revenues	$38,934	$3,759	$20,555	$—	$63,248
Cost of revenues	$11,692	$3,281	$19,706	$—	$34,679
Operating income (loss) from continuing operations	$527	$156	$(912)	$—	$(229)
Capital expenditures	$13,468	$12	$65	$149	$13,694
Three months ended June 30, 2004 (restated)
Revenues	$35,454	$3,857	$17,036	$—	$56,347
Cost of revenues	$12,034	$3,510	$15,698	$—	$31,242
Operating loss from continuing operations	$(5,608)	$(65)	$(537)	$—	$(6,210)
Capital expenditures(1)	$1,504	$47	$50	$151	$1,752
Six months ended June 30, 2005
Revenues	$77,276	$6,845	$37,430	$—	$121,551
Cost of revenues	$23,737	$6,110	$36,126	$—	$65,973
Operating income (loss) from continuing operations	$(166)	$95	$(2,223)	$—	$(2,294)
Capital expenditures	$32,145	$34	$189	$392	$32,760
Six months ended June 30, 2004 (restated)
Revenues	$69,387	$6,910	$30,909	$—	$107,206
Cost of revenues	$23,685	$6,375	$29,196	$—	$59,256
Operating loss from continuing operations	$(11,051)	$(289)	$(2,201)	$—	$(13,541)
Capital expenditures	$2,998	$47	$50	$690	$3,785
Assets
As of December 31, 2004	$784,332	$8,843	$44,750	$79,319	$917,244
As of June 30, 2005	$782,752	$8,473	$46,331	$19,581	$857,137

(1)	Site development construction capital expenditures for 2004 are net of $300,000 return of deposit on construction in progress.
(2)	Assets not identified by segment consist primarily of general corporate assets.

The Company has client concentrations with respect to revenues in each of its financial reporting segments as follows:

	Percentage of Site Leasing Revenue for the three months ended June 30,
	2005	2004
Cingular	28.3%	29.8%
Verizon	10.1%	9.3%

	Percentage of Site Development Consulting Revenue for the three months ended June 30,
	2005	2004
Verizon Wireless	33.4%	20.0%
Bechtel Corporation	27.9%	20.3%
Cingular	26.0%	32.8%

	Percentage of Site Development Construction Revenue for the three months ended June 30,
	2005	2004
Sprint PCS	34.3%	30.2%
Cingular	17.8%	6.4%
Bechtel Corporation	12.0%	15.8%

17. SUBSEQUENT EVENT

Subsequent to June 30, 2005, the Company acquired 19 towers for an aggregate purchase price of $11.1 million, which was paid with $10.5 million in cash and approximately 43,000 shares in the Company’s Class A common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of approximately 3,200 wireless communications towers in the Eastern third of the United States. We generate revenues from our two primary businesses, site leasing and site development. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own or manage for or lease from others. The towers that we own have been constructed by us at the request of a carrier, built or constructed based on our own initiative or acquired. In our site development business, we offer wireless service providers assistance in developing and maintaining their own wireless service networks.

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

Site Leasing Services

Site leasing revenues are received primarily from wireless communications companies. Revenues from these clients are derived from numerous different site leasing contracts. Each site leasing contract relates to the lease or use of space at an individual tower site and is generally for an initial term of five years, renewable for five 5-year periods at the option of the tenant. Almost all of our site leasing contracts contain specific rent escalators, which typically range from 3% to 5% per year, including the renewal option periods. Site leasing contracts are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the term of the related lease agreements. The difference between the site leasing revenue that we receive and the site leasing revenue that is recorded due to straight-line accounting is reflected in other assets.

Cost of site leasing revenue primarily consists of:

•	rental payments for rental on ground and other underlying property leases (including non-cash straight line rent adjustments);

•	repairs and maintenance (exclusive of employee related costs);

•	utilities;

•	insurance; and

•	property taxes.

Our non-cash straight line rent adjustments reflect the difference between ground lease payments that we made during the period and the payments that would have been made if the total rent due for the entire minimum lease term (which may include renewal terms) was paid evenly throughout such minimum term. The minimum lease term is equal to the shorter of (i) the period from lease inception through the end of the term of all tenant lease obligations (including renewal periods) in existence at ground lease inception or (ii) the ground lease term, including renewal periods. Each of our ground leases provides us an unconditional right to renew for all granted renewal terms. If no tenant lease obligations existed at the date of ground lease inception, the initial term of the ground lease is considered the initial lease term.

For any given tower, such costs of site leasing revenue are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as a result of adding additional customers to the tower.

The percentage of total company revenues contributed by site leasing services is as follows:

	Percentage of Revenues		Percentage of Revenues
	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Site Leasing	61.6%	63.0%	63.6%	64.7%

The following rollforward summarizes the activity in our tower portfolio quarterly from December 31, 2004 to June 30, 2005:

	Operating Towers	Towers Accounted for as Discontinued Operations	Total Towers
Towers owned at December 31, 2004	3,060	6	3,066
Purchased towers	51	—	51
Constructed towers	2	—	2
Sold towers	—	(1)	(1)

Towers owned at March 31, 2005	3,113	5	3,118
Purchased towers	23	—	23
Constructed towers	2	—	2
Sold towers	—	(5)	(5)

Towers owned at June 30, 2005	3,138	—	3,138

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

The percentage of total company revenues contributed by site development consulting and construction segments are as follows:

	Percentage of Revenues		Percentage of Revenues
	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Site development consulting	5.9%	6.8%	5.6%	6.4%
Site development construction	32.5%	30.2%	30.8%	28.9%

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

Asset Retirement Obligations

Under SFAS 143, Accounting for Asset Retirement Obligations, we recognize asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made, and we accrete such liability through the obligation’s estimated settlement date. The associated asset retirement costs are capitalized as part of the carrying amount of the related tower fixed assets and depreciated over its estimated useful life.

Significant management estimates and assumptions are required in determining the scope and fair value of our obligations to restore leaseholds to their original condition upon termination of ground leases. In determining the scope and fair value of our obligations, assumptions were made with respect to the historical retirement experience as an indicator of future restoration probabilities, intent in renewing existing ground leases through lease termination dates, current and future value and timing of estimated restoration costs, and the credit adjusted risk-free rate used to discount future obligations. While we feel the assumptions were appropriate, there can be no assurances that actual costs and the probability of incurring obligations will not differ from estimates. We review these assumptions periodically and we may need to adjust them as necessary.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues:

	For the three months ended June 30,
	2005	Percentage of Revenues	2004	Percentage of Revenues	Percentage Change
	(dollars in thousands)
Site leasing	$38,934	61.6%	$35,454	63.0%	9.8%
Site development consulting	3,759	5.9%	3,857	6.8%	(2.5)%
Site development construction	20,555	32.5%	17,036	30.2%	20.7%

Total revenues	$63,248	100.0%	$56,347	100.0%	12.2%

The growth of our site leasing revenue is primarily due to the increased number of tenants and the amount of equipment added to our towers. As of June 30, 2005, we had 7,641 tenants compared to 7,048 at June 30, 2004. Also, site leasing revenue has increased as a result of an increase in towers to 3,138 at June 30, 2005 from 3,045 at June 30, 2004. Additionally, we have experienced, on average, higher rents per tenant due to higher rents from new tenants, higher rents upon renewals by existing tenants and additional equipment added by existing tenants.

Site development construction revenue increased primarily as a result of revenue generated from a significant services contract awarded by Sprint in mid 2003, for which all phases of the project are now in process, as opposed to only a portion of this project being in process in the second quarter of 2004. The increase in site development construction revenue is also a result of an increase in the overall volume of work in the second quarter of 2005 as compared to the same period of 2004.

Operating Expenses:

	For the three months ended June 30,		Percentage Change
	2005	2004 As restated
	(in thousands)
Cost of revenues (exclusive of depreciation, accretion and amortization):
Site leasing	$11,692	$12,034	(2.8)%
Site development consulting	3,281	3,510	(6.5)%
Site development construction	19,706	15,698	25.5%
Selling, general and administrative	7,112	7,096	0.2%
Restructuring and other charges	2	58	(96.6)%
Asset impairment charges	40	1,515	(97.4)%
Depreciation, accretion and amortization	21,644	22,646	(4.4)%

Total operating expenses	$63,477	$62,557	1.5%

Our site leasing cost of revenues decreased primarily as a result of property tax accruals that we decreased in the second quarter of 2005 due to actual property tax expenses for 2004 and estimated property tax expenses for 2005 being lower than previously anticipated. Site development construction cost of revenue increased as a result of the increase in activity associated with the services contract awarded by Sprint and the increase in the overall volume of work in the second quarter of 2005 as compared to the same period of 2004.

Asset impairment charges decreased as a result of a charge of $1.8 million on eight towers, offset by a credit of $0.3 million for 14 towers that were reclassified from held for sale to continuing operations in the second quarter in 2004 which did not recur in 2005.

Depreciation expense decreased due to certain towers becoming fully depreciated in 2004 and 2005 as a result of the shortened depreciable lives that resulted from our change in the method of accounting for certain types of ground leases underlying our towers.

Other Income (Expense):

	For the three months ended June 30,		Percentage Change
	2005	2004
	(in thousands)
Interest income	$497	$54	820.4%
Interest expense	(10,427)	(11,717)	(11.0)%
Non-cash interest expense	(7,401)	(6,756)	9.5%
Amortization of debt issuance costs	(546)	(873)	(37.5)%
Loss from write-off of deferred financing fees and extinguishment of debt	(8,244)	(454)	1,715.9%
Other	305	9	3,288.9%

Total other income (expense)	$(25,816)	$(19,737)	30.8%

Interest expense and non-cash interest expense in total decreased as a result of lower weighted average interest rates and lower average outstanding debt levels resulting from debt refinancings and retirements during the last nine months of 2004 and the first three months of 2005. Average debt outstanding was $888.3 million in the second quarter of 2005 and $892.0 million in the second quarter of 2004. The weighted average interest rate was 7.9% in the second quarter of 2005 and 9.2% in the second quarter of 2004. The loss from write-off of deferred financing fees and extinguishment of debt is attributable to a write-off of $8.2 million of deferred financing fees associated with the repurchase of $68.9 million of our 9¾% bonds in the second quarter of 2005, whereas the loss in the second quarter of 2004 relates to the repurchase of $34.8 million of our 10¼% senior notes.

Loss From Continuing Operations:

Loss from continuing operations increased from $26.2 million for the three months ended June 30, 2004 to $26.4 million for the three months ended June 30, 2005. This increase was primarily the result of an increase in losses from the write-off of deferred financing fees and extinguishment of debt of $7.8 million, offset by a decrease in the operating loss from continuing operations of $6.0 million and a decrease in interest expense of $1.3 million.

Discontinued Operations:

Gain from discontinued operations increased to $0.1 million for the three months ended June 30, 2005 as compared to a loss of $0.5 million for the three months ended June 30, 2004. This increase was primarily due to a gain on sale of towers classified as held for sale in the second quarter of 2005 and a reduction in operating loss from the Western site development services for three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Net Loss:

Net loss decreased from $26.6 million for the three months ended June 30, 2004 to $26.3 million for the three months ended June 30, 2005. This decrease was primarily the result of decreased operating loss from continuing operations of $6.0 million, decreases in interest expense of $1.3 million and decreases in the loss from discontinued operations of $0.6 million. These decreases were offset by the increases in losses from the write-off of deferred financing fees and extinguishment of debt of $7.8 million.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues:

	For the six months ended June 30,
	2005	Percentage of Revenues	2004	Percentage of Revenues	Percentage Change
	(dollars in thousands)
Site leasing	$77,276	63.6%	$69,387	64.7%	11.4%
Site development consulting	6,845	5.6%	6,910	6.4%	(0.9)%
Site development construction	37,430	30.8%	30,909	28.9%	21.1%

Total revenues	$121,551	100.0%	$107,206	100.0%	13.4%

The growth of our site leasing revenue is primarily due to the increased number of tenants and the amount of equipment added to our towers. As of June 30, 2005, we had 7,641 tenants compared to 7,048 at June 30, 2004. Also, site leasing revenue has increased as a result of an increase in towers to 3,138 at June 30, 2005 from 3,045 at June 30, 2004. Additionally, we have experienced, on average, higher rents per tenant due to higher rents from new tenants, higher rents upon renewals by existing tenants and additional equipment added by existing tenants.

Site development construction revenue increased primarily as a result of revenue generated from a significant services contract awarded by Sprint in mid 2003, for which all phases of the project are now in process, as opposed to only a portion of this project being in process in the first six months ended June 30, 2004. The increase in site development construction revenue is also a result of an increase in the overall volume of work in the second quarter of 2005 as compared to the same period of 2004.

Operating Expenses:

	For the six months ended June 30,		Percentage Change
	2005	2004 As restated
	(in thousands)
Cost of revenues (exclusive of depreciation, accretion and amortization):
Site leasing	$23,737	$23,685	0.2%
Site development consulting	6,110	6,375	(4.2)%
Site development construction	36,126	29,196	23.7%
Selling, general and administrative	14,312	14,277	0.2%
Restructuring and other charges	19	221	(91.4)%
Asset impairment charges	254	1,532	(83.4)%
Depreciation, accretion and amortization	43,287	45,461	(4.8)%

Total operating expenses	$123,845	$120,747	2.6%

Site development construction cost of revenue increased primarily as a result of the increase in revenue related to the Sprint contract, as well as an increase in the overall volume of work in the six months ended June 30, 2005 as compared to the same period of 2004.

Asset impairment charges decreased as a result of impairment charges taken on one tower for the six months ended June 30, 2005 as opposed to charges on eight towers of $1.8 million and credits for $0.3 million on 14 towers moved from held for sale back to continuing operations for the six months ended June 30, 2004.

Depreciation expense decreased due to certain towers becoming fully depreciated in 2004 and 2005 as a result of the shortened depreciable lives that resulted from our change in the method of accounting for certain types of ground leases underlying our towers.

Other Income (Expense):

	For the six months ended June 30,		Percentage Change
	2005	2004
	(in thousands)
Interest income	$744	$196	279.6%
Interest expense	(20,431)	(25,545)	(20.0)%
Non-cash interest expense	(14,743)	(14,013)	5.2%
Amortization of debt issue costs	(1,344)	(1,711)	(21.4)%
Loss from write-off of deferred financing fees and extinguishment of debt	(9,730)	(22,670)	(57.1)%
Other	456	70	551.4%

Total other income (expense)	$(45,048)	$(63,673)	(29.3)%

Interest expense and non-cash interest expense in total decreased as a result of lower weighted average interest rates and lower average outstanding debt levels resulting from debt refinancings and retirements during the last nine months of 2004 and the first three months of 2005. Average debt outstanding was $896.8 million in the first two quarters of 2005 and $915.7 million in the first two quarters of 2004. The weighted average interest rate was 7.9% in the first two quarters of 2005 and 9.2 % in the first two quarters of 2004.

The decrease in loss from write-off of deferred financing fees and extinguishment of debt is attributable to a write-off of $8.2 million associated with the repurchase of $68.9 million of our 9¾% bonds in the second quarter of 2005 and the write-off of $1.5 million associated with the redemption of $50.0 million of our 10¼% bonds in the first quarter of 2005. This compares to a write-off of $8.9 million of deferred financing fees and a $13.8 million loss on extinguishment of debt associated with the early retirement of our 12% senior discount notes, a portion of our 10¼% senior notes and the termination of the prior senior credit facility in the first six months of 2004.

Loss From Continuing Operations:

Loss from continuing operations decreased from $77.7 million for the six months ended June 30, 2004 to $47.9 million for the six months ended June 30, 2005. This decrease was primarily the result of a decrease in the operating loss from continuing operations of $11.2 million, a decrease in interest expense of $5.1 million, and a decrease in losses from the write-off of deferred financing fees and extinguishment of debt of $12.9 million.

Discontinued Operations:

Loss from discontinued operations decreased to $0.05 million for the six months ended June 30, 2005 from $0.4 million for the six months ended June 30, 2004. This decrease resulted primarily from operating losses from the 32 towers and the Western site development services included in discontinued operations in the six months ended June 30, 2004, all of which were disposed of by June 30, 2005.

Net Loss:

Net loss decreased from $78.1 million for the six months ended June 30, 2004 to $48.0 million for the six months ended June 30, 2005. This decrease was primarily the result of a decrease in operating loss from continuing operations of $11.2 million, a decrease in interest expense of $5.1 million, and a decrease in losses from the write-off of deferred financing fees and extinguishment of debt of $12.9 million.

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

Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries. Even if we decided to pay a dividend, we cannot assure you that our subsidiaries will generate sufficient cash flow to pay a dividend. Furthermore, the ability of our subsidiaries to pay cash or stock dividends is restricted under the terms of our current senior credit facility and indentures.

A summary of our cash flows is as follows:

For the six months ended June 30, 2005
(in thousands)
Summary Cash Flow Information:

Cash provided by operating activities	$17,764
Cash used in investing activities	(22,595)
Cash used in financing acitivities	(43,674)

Decrease in cash and cash equivalents	(48,505)
Cash and cash equivalents, December 31, 2004	69,627

Cash and cash equivalents, June 30, 2005	$21,122

Sources of Liquidity:

Cash provided by operating activities was $17.8 million for the six months ended June 30, 2005. Included in this amount is $3.2 million related to cash provided from changes in working capital, and the remaining amount was primarily the result of operating income from the site leasing segment exclusive of depreciation, accretion, and amortization.

We have traditionally funded our growth, including our tower portfolio growth, through long-term indebtedness. During 2003 and 2004, we issued new long-term indebtedness to permit us to redeem our older, more expensive, outstanding notes and reduce our weighted cost of debt. In December 2003, SBA Communications and Telecommunications co-issued $402.0 million of aggregate principal amount at maturity of their 9 3/4% senior discount notes, and used the proceeds to redeem and/or repurchase all of our 12% senior discount notes and to repurchase a portion of our 10 1/4% senior notes. In December 2004, we issued $250.0 million of our 8 1/2% senior notes and used the proceeds to redeem and/or repurchase all of our outstanding 10 1/4% senior notes, of which we repurchased $186.5 million in December 2004 and redeemed the remaining $50.0 million on February 1, 2005.

In addition, we use our $400 million senior secured credit facility to finance our operations. The facility consists of a term loan and a revolving line of credit. As of June 30, 2005, we had an outstanding balance of $331.7 million under the facility, which consisted of $321.7 million outstanding under the term loan and $10.0 million outstanding under the revolving line of credit. As of June 30, 2005, we have approximately $53.8 million of additional borrowing capacity under our senior credit facility, subject to maintenance covenants, borrowing base limitations, and other conditions.

On May 11, 2005, we issued 8.0 million shares of our Class A common stock. The shares were issued off of a universal shelf registration we have on file with the Securities and Exchange Commission (“SEC”) which registers the issuance of any combination of the following securities: Class A common stock, preferred stock, debt securities, depositary shares or warrants. After adjustment for the May 11, 2005 offering, we could issue up to $175.5 million of securities under our universal registration statement. The net proceeds from the issuance was $75.4 million after deducting underwriter fees and offering expenses, and was used to redeem an accreted balance of $68.9 million of our 9 3/4% senior discount notes and to pay the applicable premium for the redemption. At June 30, 2005, as adjusted for this redemption, we had $248.3 million outstanding of our 9 3/4% senior discount notes.

We also had on file with the SEC a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services at various locations in the United States. As of June 30, 2005, we had 2.9 million shares of Class A common stock remaining under this shelf registration statement.

A main priority for us continues to be reductions in our weighted average cost of debt. As part of this initiative we have, and may continue to, repurchase for cash and/or equity our higher cost outstanding indebtedness. As a result of our refinancing and debt repurchase activities we have reduced our weighted cost of debt from 8.2% at June 30, 2004 to 7.7% at June 30, 2005.

In addition to our capital restructuring activities completed in 2003, 2004 and the first two quarters of 2005, in order to manage our significant levels of indebtedness and to ensure continued compliance with our financial covenants, we may explore a number of alternatives, including selling certain assets or lines of business, issuing equity, repurchasing, restructuring, or refinancing or exchanging for equity some or all of our debt or pursuing other financial alternatives, and we may from time to time implement one or more of these alternatives. One of the alternatives that we are currently exploring is the refinancing of our credit facility, which we anticipate closing prior to the end of 2005. One or more of the alternatives may include the possibility of issuing additional shares of common stock or securities convertible into shares of common stock or converting our existing indebtedness into shares of common stock or securities convertible into shares of common stock, any of which would dilute our existing shareholders. We cannot assure you that any of these strategies can be consummated, or if consummated, would effectively address the risks associated with our significant level of indebtedness.

Uses of Liquidity:

During the six months ended June 30, 2005, cash used in financing activities was $43.7 million. This amount included (1) the payment of $52.5 million relating to the redemption of our outstanding 10 1/4% senior notes which were redeemed from proceeds from the issuance of our 8 1/2% senior notes in the fourth quarter of 2004 and (2) the payment of $75.6 million relating to the redemption of $68.9 million accreted value of our 9 ¾% bonds, which were redeemed from the net proceeds from the issuance of 8.0 million shares of our Class A common stock in May 2005.

Our cash capital expenditures for the six months ended June 30, 2005 were $23.2 million. Included in this amount was $4.1 million related to new tower construction, $1.1 million for maintenance tower capital expenditures, $1.4 million for augmentations and tower upgrades, $0.6 million for general corporate expenditures, and $1.2 million for ground lease purchases. In addition, we had cash capital expenditures of $14.8 million and issued approximately 956,000 shares of Class A common stock in connection with the acquisition of 74 towers and related assets during the six months ended June 30, 2005. The shares were issued under our S-4 acquisition shelf.

Included in the $4.1 million of new tower construction were costs associated with the completion of four new towers as well as costs incurred on sites currently in process. We currently plan to make total cash capital expenditures during 2005 of $51.5 million to $57.5 million primarily in connection with our plans to build between 50 and 60 towers, and for the acquisition of approximately 124 towers, of which 74 towers have been purchased during the first two quarters of 2005. All of these planned capital expenditures are expected to be funded by cash on hand, cash flow from operations and availability under our senior credit facility and issuances of our Class A common stock in connection with tower acquisitions.

We estimate we will incur approximately $1,000 per tower per year for capital improvements or modifications to our towers. All of these planned capital expenditures are expected to be funded by cash on hand and cash flow from operations. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio and to complete pending build-to-suit obligations.

Debt Service Requirements/Capital Instruments:

Senior Notes and Senior Discount Notes:

At June 30, 2005 we had $250.0 million outstanding of our 8 1/2% senior notes. These notes mature December 1, 2012. Interest on these notes is payable June 1 and December 1 of each year. Based on amounts outstanding at the time of this filing, annual debt service requirements are approximately $21.3 million.

At June 30, 2005 we had $248.3 million outstanding of our 9 3/4% senior discount notes. The 9 3/4% notes accrete in value until December 15, 2007 at which time the notes will have accreted to a principal balance of $313.7 million. These notes mature December 15, 2011. Interest on these notes is payable June 15 and December 15, beginning June 15, 2008.

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

Senior Credit Facility:

On January 30, 2004, SBA Senior Finance closed on a senior credit facility in the amount of $400.0 million. This facility consists of a $325.0 million term loan and a $75.0 million revolving line of credit. The revolving line of credit may be borrowed, repaid and redrawn. Amortization of the term loan is at a quarterly rate of 0.25% and is payable quarterly beginning September 30, 2004 and ending September 30, 2008. All remaining outstanding amounts under the term loans are due October 31, 2008. There is no amortization of the revolving loans and all amounts outstanding under the revolving facility are due on July 31, 2008. This facility may be prepaid at any time after December 16, 2005 without prepayment penalty. If the facility is prepaid with proceeds from another senior secured credit facility prior to this date, there is a 1% prepayment penalty. Prepayments from sources other than a senior secured credit facility will not incur this penalty.

In accordance with its original terms, the facility accrued interest at either the Eurodollar Rate (as defined in the senior credit facility) plus a spread of 350 basis points or the Base Rate (as defined in the senior credit facility) plus a spread of 250 basis points. In November 2004, we entered into an amendment to the senior credit facility that reduced the interest rate spread on the facility to up to 275 basis points over the Eurodollar Rate or up to 175 basis points over the Base Rate. On June 16, 2005, we entered into a second amendment to the senior credit facility that further reduced the interest rate spread on the term loan to 225 basis points over the Eurodollar Rate or 125 basis points over the Base Rate. SBA Senior Finance has recorded deferred financing fees of approximately $6.5 million associated with this facility.

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

The senior secured credit facility requires SBA Senior Finance to maintain specified financial ratios, including ratios regarding its debt to annualized operating cash flow, debt service, cash interest expense and fixed charges for each quarter. In addition, the facility contains affirmative and negative covenants that, among other things, restrict its ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants. The facility permits distributions by SBA Senior Finance to Telecommunications and SBA Communications to service their debt, pay consolidated taxes, pay holding company expenses and for the repurchase of senior notes or senior discount notes subject to compliance with the covenants discussed above. SBA Senior Finance’s ability in the future to comply with the covenants and access the available funds under the senior credit facility in the future will depend on its future financial performance. As of June 30, 2005, we were in full compliance with the financial covenants contained in this agreement.

As of June 30, 2005 we had $331.7 million outstanding under the senior secured credit facility, of which $321.7 million was outstanding under the term loan and $10.0 million outstanding under the revolving line of credit. Based on the outstanding amount and rates in effect at such time, we estimate our annual debt service including amortization to be approximately $21.7 million. We currently intend to refinance our senior secured credit facility prior to the end of 2005. In connection with our refinancing efforts, we are currently focused on the possible opportunities in the mortgage-backed securities market; although we cannot assure you that we will be able to refinance our senior secured credit facility in the mortgage-backed securities market or at all.

Inflation

The impact of inflation on our operations has not been significant to date. However, we cannot assure you that a high rate of inflation in the future will not adversely affect our operating results.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 requires that the change in accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. Such a change would require the Company to restate its previously issued financial statements to reflect the change in accounting principle to prior periods presented. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s results of operations and financial position.

In March 2005, FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143)” (“FIN 47”) was issued. FIN 47 provides clarification with respect to the timing of liability recognition of legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year enterprises). The Company is currently evaluating the potential impact of FIN 47.

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

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets—an Amendment of APB No. 29” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” This standard is effective for nonmonetary asset exchanges occurring after July 1, 2005. The adoption of this standard is not expected to have a material impact the Company’s Consolidated Financial Statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. We are subject to interest rate risk on our senior credit facility and any future financing requirements.

The following table presents the future principal payment obligations and interest rates associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of June 30, 2005:

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate (8 1/2%)	$—	$—	$—	$—	$—	$250,000	$250,000	$270,000
Fixed rate (9 3/4%)	$—	$—	$—	$—	$—	$313,736	$313,736	$289,029
Senior credit facility (1)	$3,250	$3,250	$3,250	$322,000	$—	$—	$331,750	$331,750

(1)	Credit facility has variable rates between 5.54% and 6.24% at June 30, 2005. Amortization of 0.25% is payable quarterly on committed term loan amount of $325 million which commenced September 30, 2004.

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

On June 22, 2005, in anticipation of a future financing, we entered into two forward-starting interest rate swap agreements, each with a notional principal amount of $200 million, with Deutsche Bank AG and Lehman Brothers Special Financing, Inc. to hedge the variability of future interest rates on the financing, which is expected to be issued on or before December 22, 2005. Under the swap agreements, we agreed to pay the counterparties a fixed interest rate of 4.199% on the total notional amount of $400.0 million, beginning on December 22, 2005 through December 22, 2010 in exchange for receiving floating payments based on three-month LIBOR on the same notional amount for the same five year period. The swap agreements will be settled in cash on or before December 22, 2005.

While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

Senior Note and Senior Discount Note Disclosure Requirements

The indentures governing our 8 1/2% senior notes and our 9 3/4% senior discount notes require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries. As of June 30, 2005 we had no unrestricted subsidiaries. Additionally, we are required to disclose (i) Tower Cash Flow, as defined in the indentures, for the most recent fiscal quarter and (ii) Adjusted Consolidated Cash Flow, as defined in the indentures, for the most recently completed four-quarter period. This information is presented solely as a requirement of the indentures. Such information is not intended as an alternative measure of financial position, operating results or cash flows from operations (as determined in accordance with generally accepted accounting principles). Furthermore, our measure of the following information may not be comparable to similarly titled measures of other companies.

Tower Cash Flow and Adjusted Consolidated Cash Flow as defined in our senior note and senior discount note indentures are as follows:

9 3/4% Senior Discount Notes
(in thousands)
HoldCo Tower Cash Flow for the three months ended June 30, 2005(1)	$28,468
OpCo Tower Cash Flow for the three months ended June 30, 2005(2)	$28,468
HoldCo Adjusted Consolidated Cash Flow for the twelve months ended June 30, 2005	$91,262
OpCo Adjusted Consolidated Cash Flow for the twelve months ended June 30, 2005	$96,052

(1)	In the indenture for the 9 3/4% senior discount notes HoldCo is referred to as the “Co-Issuer” or SBA Communications
(2)	In the indenture for the 9 3/4% senior discount notes OpCo is referred to as the “Company” or SBA Telecommunications, Inc.

8 1/2% Senior Notes
(in thousands)
Tower Cash Flow for the three months ended June 30, 2005	$28,468
Adjusted Consolidated Cash Flow of the Company for the twelve months ended June 30, 2005	$91,262
Adjusted Consolidated Cash Flow of SBA Senior Finance for the twelve months ended June 30, 2005	$96,329

Disclosure Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund operations and meet our obligations as they become due;

•	our intent to build 50-60 new towers and acquire approximately 124 towers in 2005;

•	our estimates regarding our annual debt service and cash interest requirements in 2005 and thereafter;

•	our expectations regarding the adoption of certain accounting pronouncements;

•	our intent to refinance our senior secured credit facility, either through the mortgage-backed securities market or otherwise, prior to the end of 2005; and

•	our expectations regarding a future financing to be issued on or before December 22, 2005 and the variability of future interest rates on the financing.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our inability to sufficiently increase our revenues and maintain or decrease expenses and cash capital expenditures to permit us to fund operations and meet our obligations as they become due;

•	the inability of our clients to access sufficient capital or their unwillingness to expend capital to fund network expansion or enhancements;

•	our ability to continue to comply with covenants and the terms of our senior credit facility and to access sufficient capital to fund our operations;

•	our ability to retain current site leasing tenants and secure as many new site leasing tenants as planned;

•	our ability to expand our site leasing business and maintain or expand our site development business;

•	our ability to successfully obtain the necessary regulatory and environmental permits for our new tower construction;

•	our ability to satisfactorily complete due diligence on all our pending acquisitions and the ability and willingness of each party to fulfill their respective closing conditions;

•	the actual amount and timing of services rendered and revenues received under our contract with Sprint Spectrum L.P.;

•	our ability to realize economies of scale from our tower portfolio;

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry; and

•	our ability to complete all the steps necessary to refinance our senior secured credit facility in the mortgage-backed securities market by the end of 2005, and our ability to obtain reasonable financial terms for any refinancing.

We assume no responsibility for updating forward-looking statements contained in this quarterly report.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2005. Based on such evaluation, such officers have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings.

There have been no other changes in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 18, 2005, SBA held its Annual Meeting of Shareholders (the “Meeting”). At the Meeting, the shareholders voted on the election of two directors for a term of three years and one director for the remaining year of a three year term and, in each case, until their successors are duly elected and qualified. The voting results were as follows:

Name of Nominee	For	Withheld
Steven E. Bernstein	52,096,335	2,181,199
Duncan H. Cocroft	52,527,148	1,750,386
Philip L. Hawkins	53,043,649	1,233,885

In addition, the following directors continued to serve as directors after the Meeting:

Brian C. Carr

Steven E. Nielsen

Jack Langer

Jeffrey A. Stoops

ITEM 5 OTHER INFORMATION

On June 25, 2005, SBA Properties, Inc. and Mr. Jeffrey A. Stoops, our Chief Executive Officer, entered into an amendment to Mr. Stoops’ employment agreement dated as of February 23, 2003 (the “Amendment”). The Amendment extended the initial term of Mr. Stoops’ employment agreement through December 31, 2008.

ITEM 6. EXHIBITS

(a)    Exhibits

5.1	Opinion of Akerman Senterfitt regarding validity of common stock.

10.35(a)	Amendment to Employment Agreement, dated as of June 24, 2005, by and between SBA Properties, Inc. and Jeffrey A. Stoops.

31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

August 9, 2005	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

August 9, 2005	/s/ Anthony J. Macaione
Chief Financial Officer
(Principal Financial Officer)