Form 10-Q
period 2005-09-30
SBA COMMUNICATIONS CORP
filed 2005-11-09
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 85,316,971 shares of Class A common stock as of November 8, 2005.

SBA COMMUNICATIONS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1: UNAUDITED FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,477	$69,627
Restricted cash	1,554	2,017
Accounts receivable, net of allowances of $1,287 and $1,731 in 2005 and 2004, respectively	21,076	21,125
Costs and estimated earnings in excess of billings on uncompleted contracts	20,169	19,066
Prepaid and other current expenses	12,693	4,327
Assets held for sale	—	10

Total current assets	78,969	116,172

Property and equipment, net	724,831	745,831
Deferred financing fees, net	15,707	19,421
Other assets	40,440	34,455
Intangible assets, net	25,982	1,365

Total assets	$885,929	$917,244

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,097	$15,204
Accrued expenses	14,114	14,997
Deferred revenue	12,275	10,810
Interest payable	7,819	3,729
Long term debt, current portion	3,250	3,250
Billings in excess of costs and estimated earnings on uncompleted contracts	431	1,251
Other current liabilities	1,398	1,762

Total current liabilities	54,384	51,003

Long Term Liabilities:
Long-term debt	844,011	924,456
Deferred revenue	263	384
Other long-term liabilities	33,940	30,072

Total long term liabilities	878,214	954,912

Commitments and contingencies

Shareholders’ deficit :
Preferred stock - $.01 par value, 30,000 shares authorized, none issued or outstanding	—	—
Common Stock - Class A par value $.01, 200,000 shares authorized, 75,228 and 64,903 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	752	649
Additional paid-in capital	835,865	740,037
Accumulated deficit	(891,769)	(829,357)
Accumulated other comprehensive income	8,483	—

Total shareholders’ deficit	(46,669)	(88,671)

Total liabilities and shareholders’ deficit	$885,929	$917,244

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004 As restated	2005	2004 As restated
Revenues:
Site leasing	$41,104	$36,965	$118,380	$106,352
Site development	24,917	21,778	69,192	59,597

Total revenues	66,021	58,743	187,572	165,949

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	11,694	11,871	35,431	35,556
Cost of site development	23,311	20,169	65,547	55,740
Selling, general and administrative	6,725	7,374	21,037	21,652
Restructuring and other charges	31	3	50	223
Asset impairment charges	(16)	88	238	1,620
Depreciation, accretion and amortization	21,673	22,641	64,960	68,102

Total operating expenses	63,418	62,146	187,263	182,893

Operating income (loss) from continuing operations	2,603	(3,403)	309	(16,944)

Other income (expense):
Interest income	244	88	988	285
Interest expense	(10,230)	(11,270)	(30,661)	(36,816)
Non-cash interest expense	(6,028)	(7,022)	(20,771)	(21,035)
Amortization of debt issuance fees	(701)	(900)	(2,045)	(2,611)
Write-off of deferred financing fees and extinguishment of debt	—	(2,092)	(9,730)	(24,764)
Other	19	3	475	74

Total other expense	(16,696)	(21,193)	(61,744)	(84,867)

Loss from continuing operations before provision for income taxes	(14,093)	(24,596)	(61,435)	(101,811)
Provision for income taxes	(354)	(234)	(931)	(696)

Loss from continuing operations	(14,447)	(24,830)	(62,366)	(102,507)
Gain (loss) from discontinued operations, net of income taxes	3	(2,542)	(46)	(2,937)

Net loss	$(14,444)	$(27,372)	$(62,412)	$(105,444)

Basic and diluted loss per common share amounts:
Loss from continuing operations	$(0.19)	$(0.43)	$(0.89)	$(1.81)
Loss from discontinued operations	—	(0.04)	—	(0.05)

Net loss per common share	$(0.19)	$(0.47)	$(0.89)	$(1.86)

Weighted average number of common shares	74,487	57,776	70,060	56,673

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(unaudited)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Class A
	Shares	Amount
BALANCE, December 31, 2004	64,903	$649	$740,037	$—	$(829,357)	$(88,671)
Common stock issued in connection with acquisitions and earn outs	1,585	16	17,149	—	—	17,165
Non-cash compensation	—	—	323	—	—	323
Common stock issued in connection with public offering	8,000	80	75,297	—	—	75,377
Common stock issued in connection with stock option plans	740	7	3,059	—	—	3,066
Change in value in derivative financial instrument				8,483		8,483
Net loss	—	—	—	—	(62,412)	(62,412)

BALANCE, September 30, 2005	75,228	$752	$835,865	$8,483	$(891,769)	$(46,669)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2005	2004 As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,412)	$(105,444)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization	64,960	68,102
Non-cash restructuring and other charges	50	223
Asset impairment charges	238	1,620
Non-cash items reported in discontinued operations (primarily depreciation, asset impairment charges, and gain/loss on sale of assets)	(364)	(66)
Non-cash compensation expense	323	356
(Credit) provision for doubtful accounts	(300)	493
Amortization of original issue discount and debt issuance fees	22,816	23,092
Interest converted to term loan	—	554
Loss from write-off of deferred financing fees and extinguishment of debt	9,730	24,764
Amortization of deferred gain of derivative	(33)	(549)
Changes in operating assets and liabilities:
Short term investments	—	15,200
Accounts receivable	349	3,980
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,104)	(6,550)
Prepaid and other current assets	1,329	(572)
Other assets	(5,637)	(1,657)
Accounts payable	(316)	1,286
Accrued expenses	(462)	(1,401)
Deferred revenue	317	1,613
Interest payable	4,090	(14,782)
Other liabilities	3,388	4,489
Billings in excess of costs and estimated earnings on uncompleted contracts	(819)	(690)

Net cash provided by operating activities	36,143	14,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,407)	(4,610)
Acquisitions and related earn-outs	(38,815)	(880)
Proceeds from sale of fixed assets	1,139	1,102
Receipt of restricted cash	116	4,349

Net cash used in investing activities	(50,967)	(39)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity offering, net of fees paid	75,377	—
Proceeds from employee stock purchase/option plans	3,066	107
Borrowings under senior credit facility, net of financing fees	26,384	334,046
Repayment of 9 3/4% senior discount notes	(75,644)	—
Repayment of senior credit facility and notes payable	(7,437)	(157,589)
Repurchase of 10 1/4% senior notes	(52,546)	(107,134)
Repurchase of 12% senior discount notes	—	(70,794)
Bank overdraft	(526)	—

Net cash used in financing activities	(31,326)	(1,364)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(46,150)	12,658
CASH AND CASH EQUIVALENTS:
Beginning of period	69,627	8,338

End of period	$23,477	$20,996

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2005	2004 As restated
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$26,618	$51,840

Income taxes	$1,032	$1,668

Assets purchased in connection with acquisitions	$52,543	$—

Liabilities assumed in connection with acquisitions	$(1,081)	$—

Cash paid in connection with acquisitions	$(34,622)	$—

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Class A common stock issued in exchange for 10 1/4% senior notes and accrued interest	$—	$23,365

Change in fair value of interest rate swap recorded in accumulated other comprehensive income	$8,483	$—

Common stock issued in connection with acquisitions	$(16,840)	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

In March 2003, certain of the Company’s subsidiaries entered into a definitive agreement (the “Western tower sale”) to sell up to an aggregate of 801 towers, which represented substantially all of the Company’s towers in the Western two-thirds of the United States. In addition, 33 other sites were identified to be held for sale. As of September 30, 2005, the Company has sold all 834 of these towers and no assets or liabilities are classified as held for sale. At December 31, 2004 all of the assets held for sale consisted of property and equipment related to the site leasing segment.

The following is a summary of the operating results of the site leasing segment discontinued operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Revenues	$—	$20	$16	$150

Loss from operations, net of income taxes	$(28)	$(62)	$(44)	$(227)
(Loss) gain on disposal of discontinued operations, net of income taxes	(14)	(2,011)	117	(1,612)

(Loss) gain from discontinued operations, net of income taxes	$(42)	$(2,073)	$73	$(1,839)

In May 2004, the Company’s Board of Directors approved a plan of disposition related to site development services operations (including both the site development consulting and site development construction segments) in the Western portion of the United States (“Western site development services”).

The following is a summary of the operating results of the discontinued operations relating to the Western site development services:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Revenues	$—	$1,990	$51	$13,782

Gain (loss) from operations, net of income taxes	$45	$(360)	$(119)	$(570)
Loss on disposal of discontinued operations, net of income taxes	—	(109)	—	(528)

Gain (loss) from discontinued operations, net of income taxes	$45	$(469)	$(119)	$(1,098)

3.	RESTATEMENT

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

The following is a summary of the effects of the Ground Lease Restatement on the consolidated statements of operations for the three months ended September 30, 2004:

	For the three months ended September 30, 2004
	As previously reported	Ground Lease Restatement	As restated
	(in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS
Total revenues	$58,743	$—	$58,743
Site leasing cost of revenue	(10,532)	(1,339)	(11,871)
Site development cost of revenue	(20,169)	—	(20,169)
Depreciation, accretion, and amortization	(20,511)	(2,130)	(22,641)
Other operating expenses	(7,532)	67	(7,465)

Operating loss from continuing operations	(1)	(3,402)	(3,403)
Total other expense	(21,193)	—	(21,193)
(Provision) benefit for income taxes	(278)	44	(234)

Loss from continuing operations	(21,472)	(3,358)	(24,830)
Loss from discontinued operations, net	(2,538)	(4)	(2,542)

Net loss	$(24,010)	$(3,362)	$(27,372)

Net loss per common share	$(0.42)	$(0.05)	$(0.47)

As a result of the adjustments described above, the accompanying results of operations for the three months ended September 30, 2004 have been adjusted to record additional rent expense (included in operating expenses on the statement of operations) of $1.3 million; additional depreciation expense of $2.1 million; and a decrease of provision for income taxes of $0.04 million.

The following is a summary of the effects of the Ground Lease Restatement on the consolidated statements of operations for the nine months ended September 30, 2004:

	For the nine months ended September 30, 2004
	As previously reported	Ground Lease Restatement	As restated
	(in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS
Total revenues	$165,949	$—	$165,949
Site leasing cost of revenue	(31,384)	(4,172)	(35,556)
Site development cost of revenue	(55,740)	—	(55,740)
Depreciation, accretion, and amortization	(61,755)	(6,347)	(68,102)
Other operating expenses	(23,589)	94	(23,495)

Operating loss from continuing operations	(6,519)	(10,425)	(16,944)
Total other expense	(84,867)	—	(84,867)
(Provision) benefit for income taxes	(827)	131	(696)

Loss from continuing operations	(92,213)	(10,294)	(102,507)
(Loss) gain from discontinued operations, net	(2,964)	27	(2,937)

Net loss	$(95,177)	$(10,267)	$(105,444)

Net loss per common share	$(1.68)	$(0.18)	$(1.86)

As a result of the adjustments described above, the accompanying results of operations for the nine months ended September 30, 2004 have been adjusted to record additional rent expense (included in operating expenses on the statement of operations) of $4.2 million; additional depreciation expense of $6.3 million; a decrease of provision for income taxes of $0.1 million; and a decrease in loss from discontinued operations of $0.03 million.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an Amendment of APB No. 29” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” This standard was effective for nonmonetary asset exchanges occurring after July 1, 2005. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

5.	RESTRICTED CASH

Restricted cash at September 30, 2005 was $9.8 million. The restricted cash balance includes $8.2 million of cash pledged as collateral to secure certain obligations of certain affiliates of the Company related to surety bonds issued for the benefit of its affiliates in the ordinary course of business, and is included in other assets in the Consolidated Balance Sheet. Approximately $1.6 million of the collateral relates to reimbursement obligations with respect to workers’ compensation insurance, which are shorter term in nature and are included in restricted cash and reflected as a current asset.

6.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of September 30, 2005	As of December 31, 2004
	(in thousands)
Costs incurred on uncompleted contracts	$78,392	$63,198
Estimated earnings	13,832	10,334
Billings to date	(72,486)	(55,717)

	$19,738	$17,815

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	As of September 30, 2005	As of December 31, 2004
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$20,169	$19,066
Billings in excess of costs and estimated earnings on uncompleted contracts	(431)	(1,251)

	$19,738	$17,815

7.	PROPERTY & EQUIPMENT

Property and equipment, excluding assets held for sale, consists of the following:

	As of September 30, 2005	As of December 31, 2004
	(in thousands)
Towers and related components	$1,093,632	$1,064,085
Construction-in-process	2,773	55
Furniture, equipment and vehicles	26,587	30,223
Land, buildings and improvements	23,481	20,658

	1,146,473	1,115,021
Less: accumulated depreciation and amortization	(421,642)	(369,190)

Property and equipment, net	$724,831	$745,831

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations.

8.	ACQUISITIONS

During the three months ended September 30, 2005, the Company acquired the equity of two entities, whose assets consisted almost entirely of 36 towers and related assets and liabilities. In addition, the Company acquired 25 towers and related assets from various sellers. The aggregate purchase price for all acquisitions was $28.6 million. The aggregate consideration paid was $20.8 million in cash and approximately 605,000 shares of Class A common stock. The Company accounted for all of the above tower acquisitions at fair market value at the date of acquisition. The results of operations of the acquired assets and companies are included with those of the Company from the dates of the respective acquisitions. None of the individual acquisitions or aggregate acquisitions consummated were significant to the Company and, accordingly, pro forma financial information has not been presented.

In accordance with the provisions of SFAS No. 141, Business Combinations, the Company continues to evaluate all acquisitions within one year after the respective closing date of the transactions to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met. As a result of these evaluations, the Company has recorded on the balance sheet in intangible assets $25.5 million of the purchase price paid for acquisitions consummated prior to September 30, 2005. These intangible assets represent the value associated with current tenant leases in place at the acquisition date and future tenant leases anticipated to be added to the acquired towers and were calculated using the discounted values of the current or future expected cash flows. The intangible assets are estimated to have an economic useful life consistent with the economic useful life of the related tower assets, which is typically 15 years.

From time to time, the Company agrees to pay additional consideration for such acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the 1-3 years after they have been acquired. As of September 30, 2005, the Company has an obligation to pay up to an additional $1.9 million in consideration if the targets contained in various acquisition agreements are met. These obligations are associated with acquisitions within the Company’s site leasing segment. On certain acquisitions, at the Company’s option, additional consideration may be paid in cash or shares of Class A common stock. The Company records such obligations as additional consideration when it becomes probable that the targets will be met.

9.	CURRENT AND LONG-TERM DEBT

	As of September 30, 2005	As of December 31, 2004
	(in thousands)
8 1/2% senior notes, unsecured, interest payable semi-annually in arrears on June 1 and December 1. Balance due in full December 1, 2012.	$250,000	$250,000
10 1/4% senior notes, unsecured, interest payable semi-annually in arrears, includes deferred gain related to termination of derivative of $1,909 at December 31, 2004. Amount repaid in full in February 2005.	—	51,894
9 3/4% senior discount notes, net of unamortized original issue discount of $59,412 and $98,337 at September 30, 2005 and December 31, 2004, respectively, unsecured, cash interest payable semi-annually in arrears beginning June 15, 2008, balloon principal payment of $313,736 due at maturity on December 15, 2011.	254,324	302,437
Senior secured credit facility, interest at varying rates (5.63% to 6.24%) at September 30, 2005. Amortization of 0.25% is payable quarterly on term loans. Outstanding term loan balance due October 31, 2008. Outstanding revolving line of credit balance due July 31, 2008.	342,937	323,375

	847,261	927,706
Less: current maturities	(3,250)	(3,250)

Long-term debt	$844,011	$924,456

On January 30, 2004, SBA Senior Finance, Inc. closed on a senior credit facility in the amount of $400.0 million. This facility consists of a $325.0 million term loan and a $75.0 million revolving line of credit. The revolving line of credit may be borrowed, repaid and redrawn. Amortization of the term loan is at a quarterly rate of 0.25% and is payable quarterly beginning September 30, 2004 and ending September 30, 2008. All remaining outstanding amounts under the term loans are due October 31, 2008. There is no amortization of the revolving line of credit and all amounts outstanding under the revolving line of credit are due on July 31, 2008. The credit facility will require amortization payments of $3.2 million during 2005. This facility may be prepaid at any time after December 16, 2005 without prepayment penalty. If the facility is prepaid with proceeds from another senior credit facility prior to this date, there is a 1% prepayment penalty. Prepayments from sources other than a senior credit facility prior to December 16, 2005 will not incur this penalty.

In accordance with its original terms, the facility accrued interest at the Eurodollar Rate (as defined in the senior credit facility) plus a spread of 350 basis points or the Base Rate (as defined in the senior credit facility) plus a spread of 250 basis points. On November 12, 2004, we entered into an amendment to the senior credit facility that reduced the interest rate spread on the facility to up to 275 basis points over the Eurodollar Rate, or up to 175 points over the Base Rate. On June 16, 2005, we entered into a second amendment to the senior credit facility that further reduced the interest rate spread on the term loan to 225 basis points over the Eurodollar Rate, or 125 basis points over the Base Rate. SBA Senior Finance has recorded deferred financing fees of approximately $6.5 million associated with this facility.

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

The senior credit facility requires SBA Senior Finance to maintain specified financial ratios, including ratios regarding its debt to annualized operating cash flow, debt service, cash interest expense and fixed charges for each quarter. The senior credit facility contains affirmative and negative covenants that, among other things, restrict its ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants. SBA Senior Finance’s ability in the future to comply with the covenants and access the available funds under the senior credit facility in the future will depend on its future financial performance. As of September 30, 2005, SBA Senior Finance was in full compliance with the terms of the credit facility and had the ability to draw an additional $53.0 million. We expect to refinance this credit facility on November 18, 2005 upon the closing of the CMBS Transaction (see note 17).

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

10.	INTEREST RATE SWAP AGREEMENT

On June 22, 2005, in anticipation of the CMBS Transaction (see note 17), we entered into two forward-starting interest rate swap agreements, each with a notional principal amount of $200.0 million, with Deutsche Bank AG and Lehman Brothers Special Financing, Inc. to hedge the variability of future interest rates on the CMBS Transaction. Under the swap agreements, we agreed to pay the counterparties a fixed interest rate of 4.199% on the total notional amount of $400.0 million, beginning on December 22, 2005 through December 22, 2010 in exchange for receiving floating payments based on three-month LIBOR on the same notional amount for the same five year period. The Company has determined the swap to be an effective cash flow hedge, and has recorded the fair value of the interest rate swap in accumulated other comprehensive income, net of applicable income taxes. The fair value of the swap asset of $8.5 million is included in prepaid and other current expenses in the accompanying Consolidated Balance Sheet at September 30, 2005.

On November 4, 2005, two of our subsidiaries entered into a purchase agreement with Lehman Brothers Inc. and Deutsche Bank Securities Inc. (the “Initial Purchasers”) regarding the purchase and sale of $405.0 million of commercial mortgage pass-through certificates (the “Certificates”) to be issued by SBA CMBS Trust, a trust established by a special purpose subsidiary of ours (the “CMBS Transaction”). In connection with this agreement, the Company terminated the interest rate swap agreements, resulting in a $14.8 million settlement payment to the Company. The settlement payment will be amortized into interest expense on the statement of operations utilizing the effective interest method over the anticipated five year life of the Certificates and will reduce the effective interest rate on the Certificates by 0.8%. The CMBS Transaction is expected to close on November 18, 2005.

11.	SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS

The Company has potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for all periods presented. There were 4.9 million and 4.6 million options outstanding at September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005, the Company granted 1.3 million options at exercise prices between $8.56 and $15.05 per share, which was the fair market value at the date of grant.

Comprehensive loss includes unrealized gain on the fair value of the interest rate swap as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004 As restated	2005	2004 As restated
Net loss	$(14,444)	$(27,372)	$(62,412)	$(105,444)
Other comprehensive income, change in fair value of interest rate swap	8,279	—	8,483	—

Comprehensive loss	$(6,165)	$(27,372)	$(53,929)	$(105,444)

12.	RESTRUCTURING AND OTHER CHARGES

In February 2002, as a result of the continuing deterioration of capital market conditions for wireless carriers, the Company announced it was reducing its capital expenditures for new tower development and acquisition activities, suspending any material new investment for additional towers, reducing its workforce and closing or consolidating offices. In connection with this restructuring, a portion of the Company’s workforce was reduced and certain offices were closed, substantially all of which were primarily dedicated to new tower development activities. The accrual of approximately $0.6 million remaining at September 30, 2005, relates entirely to remaining obligations through the year 2012 associated with offices exited or downsized as part of this plan.

The following summarizes the activity during the nine months ended September 30, 2005, related to the 2002 restructuring plan:

	Accrual as of January 1, 2005	Restructuring Charges	Payments	Accrual as of September 30, 2005
	(in thousands)
Employee separation and exit costs	$733	$50	$(198)	$585

Restructuring expense for the three and nine months ended September 30, 2005 and 2004 consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Abandonment of new tower build and acquisition work-in-process and related construction materials	$—	$(4)	$—	$(33)
Employee separation and exit costs	31	7	50	256

	$31	$3	$50	$223

13.	ASSET IMPAIRMENT CHARGES

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

During the nine months ended September 30, 2005, the Company reevaluated its future cash flow expectations on one tower that has not achieved expected lease up results. The resulting change in fair value of this tower, as determined using a discounted cash flow analysis, resulted in an impairment charge of $0.2 million.

During the nine months ended September 30, 2004, the Company reevaluated its future cash flow expectations on nine towers that had not achieved expected lease up results. The resulting change in fair value of these towers, as determined using a discounted cash flow analysis, resulted in an impairment charge of $1.9 million.

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

The Black-Scholes option-pricing model was used with the following assumptions:

	For the three and nine months ended September 30,
	2005	2004
Risk free interest rate	4.2%	3.0%
Dividend yield	0.0%	0.0%
Expected volatility	107%	115%
Expected lives	4 years	4 years

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)		(in thousands, except per share data)
Net loss, as reported	$(14,444)	$(27,372)	$(62,412)	$(105,444)
Non-cash compensation charges included in net loss	108	115	323	356
Incremental stock-based employee compensation credit/(expense) determined under the fair value based method for all awards, net of related tax effects	(1,420)	15	(4,201)	(1,250)

Pro forma net loss	$(15,756)	$(27,242)	$(66,290)	$(106,338)

Loss per share:
Basic and diluted - as reported	$(0.19)	$(0.47)	$(0.89)	$(1.86)
Basic and diluted - pro forma	$(0.21)	$(0.47)	$(0.95)	$(1.88)

The effect of applying SFAS 123 in the pro-forma disclosure is not necessarily indicative of future results.

From time to time, restricted shares of Class A common stock or options to purchase Class A common stock have been granted under the Company’s equity participation plans at prices below market value at the time of grant. In addition, the Company had bonus agreements with certain executives and employees to issue shares of the Company’s Class A common stock in lieu of cash payments. The Company recorded approximately $0.3 million of non-cash compensation expense during each of the nine month periods ended September 30, 2005 and 2004.

15.	INCOME TAXES

The Company has taxable losses in the three and nine months ended September 30, 2005 and 2004, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more likely than not” that the Company will generate sufficient taxable income in future periods to recognize the assets. The provision for income taxes presented for the three and nine months ended September 30, 2005 and 2004 relates to state and local taxes.

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

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment(2)	Total
Three months ended September 30, 2005
Revenues	$41,104	$3,577	$21,340	$—	$66,021
Cost of revenues	$11,694	$3,036	$20,275	$—	$35,005
Operating income (loss) from continuing operations	$2,933	$269	$(599)	$—	$2,603
Capital expenditures	$9,807	$40	$238	$222	$10,307

Three months ended September 30, 2004 (restated)
Revenues	$36,965	$3,812	$17,966	$—	$58,743
Cost of revenues	$11,871	$3,303	$16,866	$—	$32,040
Operating income (loss) from continuing operations	$(2,681)	$101	$(823)	$—	$(3,403)
Capital expenditures	$1,480	$36	$36	$152	$1,704

Nine months ended September 30, 2005
Revenues	$118,380	$10,422	$58,770	$—	$187,572
Cost of revenues	$35,431	$9,145	$56,402	$—	$100,978
Operating income (loss) from continuing operations	$2,767	$366	$(2,824)	$—	$309
Capital expenditures	$41,953	$74	$426	$614	$43,067

Nine months ended September 30, 2004 (restated)
Revenues	$106,352	$10,721	$48,876	$—	$165,949
Cost of revenues	$35,556	$9,677	$46,063	$—	$91,296
Operating loss from continuing operations	$(13,732)	$(187)	$(3,025)	$—	$(16,944)
Capital expenditures(1)	$4,478	$83	$86	$843	$5,490

Assets
As of December 31, 2004	$784,332	$8,843	$44,750	$79,319	$917,244
As of September 30, 2005	$792,615	$7,962	$47,499	$37,854	$885,930

(1)	Site development construction capital expenditures for 2004 are net of a $300,000 return of deposit on construction in progress.

(2)	Assets not identified by segment consist primarily of general corporate assets

The Company has client concentrations with respect to revenues in each of its financial reporting segments as follows:

	Percentage of Site Leasing Revenue for the three months ended September 30,
	2005	2004
Cingular	27.8%	29.8%
Sprint/Nextel	21.0%	22.0%
Verizon	10.3%	9.7%

	Percentage of Site Development Consulting Revenue for the three months ended September 30,
	2005	2004
Cingular	29.7%	20.7%
Verizon	25.6%	25.6%
Bechtel Corporation	24.0%	28.5%
Sprint/Nextel	12.0%	4.7%

	Percentage of Site Development Construction Revenue for the three months ended September 30,
	2005	2004
Sprint/Nextel	30.6%	46.3%
Cingular	26.0%	13.7%
Bechtel Corporation	11.1%	10.9%

17.	SUBSEQUENT EVENTS

On October 5, 2005, the Company issued 10.0 million shares of the Company’s Class A common stock. The net proceeds from the issuance were $151.2 million after deducting underwriter fees and offering expenses. On November 7, 2005, these proceeds were used to redeem an accreted balance of $42.9 million of the Company’s 9 3/4% senior discount notes and to pay the applicable premium for the redemption, and to redeem $87.5 million of the Company’s 8 1/2% senior notes and pay the applicable premium for the redemption.

On November 4, 2005, two of our subsidiaries entered into a purchase agreement with the Initial Purchasers regarding the purchase and sale of $405.0 million of commercial mortgage pass-through certificates to be issued by SBA CMBS Trust. The assets of SBA CMBS Trust will consist of a non-recourse mortgage loan to be paid from the operating cash flows of 1,714 of the Company’s tower sites and secured by mortgages on substantially all of such tower sites and their operating cash flows. The Certificates will have a contract weighted average fixed interest rate of 5.6%, and a weighted average interest rate to us of 4.8% after giving effect to the hedging arrangements discussed above in note 10. The Company intends to use a substantial portion of the net proceeds from this issuance to refinance the existing senior credit facility and fund reserves and expenses associated with the CMBS Transaction. The remainder of the net proceeds will be used by the Company at its discretion.

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

Site Leasing Services

Site leasing revenues are received primarily from wireless communications companies. Revenues from these clients are derived from numerous different site leasing contracts. Each site leasing contract relates to the lease or use of space at an individual tower site and is generally for an initial term of five years, renewable for five 5-year periods at the option of the tenant. Almost all of our site leasing contracts contain specific rent escalators, which typically range from 3-5% per year, including the renewal option periods. Site leasing contracts are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the term of the related lease agreements. The difference between the site leasing revenue that we receive and the site leasing revenue that is recorded due to straight-line accounting is reflected in other assets.

Cost of site leasing revenue primarily consists of:

•	rental payments for rental on ground and other underlying property leases (including non-cash straight line adjustments);

•	repairs and maintenance (exclusive of employee related costs);

•	utilities;

•	insurance; and

•	property taxes;

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

The percentage of total company revenues contributed by site leasing services is as follows:

	Percentage of Revenues		Percentage of Revenues
	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Site Leasing	62.3%	62.9%	63.1%	64.0%

The following rollforward summarizes the quarterly activity in our tower portfolio from December 31, 2004 to September 30, 2005:

	Operating Towers	Towers Accounted for as Discontinued Operations	Total Towers
Towers owned at December 31, 2004	3,060	6	3,066
Purchased towers	51	—	51
Constructed towers	2	—	2
Sold towers	—	(1)	(1)

Towers owned at March 31, 2005	3,113	5	3,118
Purchased towers	23	—	23
Constructed towers	2	—	2
Sold towers	—	(5)	(5)

Towers owned at June 30, 2005	3,138	—	3,138
Purchased towers	61	—	61
Constructed towers	16	—	16

Towers owned at September 30, 2005	3,215	—	3,215

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

The percentage of total company revenues contributed by site development consulting and construction segments are as follows:

	Percentage of Revenues		Percentage of Revenues
	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Site development consulting	5.4%	6.5%	5.6%	6.5%
Site development construction	32.3%	30.6%	31.3%	29.5%

Recent Developments

On November 4, 2005, two of our subsidiaries entered into a purchase agreement with Lehman Brothers Inc. and Deutsche Bank Securities Inc. (the “Initial Purchasers”) regarding the purchase and sale of $405.0 million of commercial mortgage pass-through certificates (the “Certificates”) to be issued by SBA CMBS Trust, a trust established by a special purpose subsidiary of ours (the “CMBS Transaction”). The assets of SBA CMBS Trust will consist of a non-recourse mortgage loan to be paid from the operating cash flows of 1,714 of our tower sites and secured by mortgages on substantially all of such tower sites and their operating cash flows. The Certificates will have a contract weighted average fixed interest rate of 5.6%, and a weighted average interest rate to us of 4.8% after giving effect to the hedging arrangements discussed below in “Quantitative and Qualitative Disclosures About Market Risk”. The Certificates are expected to be rated investment grade and will have an expected life of five years with a final repayment date in 2035. We expect the issuance of the Certificates to close on November 18, 2005. We intend to use a substantial portion of the net proceeds from this issuance to refinance the existing senior credit facility and fund reserves and expenses associated with the CMBS Transaction. The remainder of the net proceeds will be used by us at our discretion.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues:

	For the three months ended September 30,
	2005	Percentage of Revenues	2004	Percentage of Revenues	Percentage Change
	(dollars in thousands)
Site leasing	$41,104	62.3%	$36,965	62.9%	11.2%
Site development consulting	3,577	5.4%	3,812	6.5%	(6.2)%
Site development construction	21,340	32.3%	17,966	30.6%	18.8%

Total revenues	$66,021	100.0%	$58,743	100.0%	12.4%

The growth of our site leasing revenue is primarily due to the increased number of tenants and the amount of equipment added to our towers. As of September 30, 2005, we had 7,904 tenants compared to 7,136 at September 30, 2004. Also, site leasing revenue has increased as a result of an increase in towers to 3,215 at September 30, 2005 from 3,067 at September 30, 2004. Additionally, we have experienced, on average, higher rents per tenant due to higher rents from new tenants, higher rents upon renewals by existing tenants and additional equipment added by existing tenants.

Site development construction revenue increased primarily as a result of revenue generated from a services contract with Cingular in the North and South Carolina markets that was only in its initial stages in the third quarter of 2004. The increase in site development construction revenue is also a result of an increase in the overall volume of work in the third quarter of 2005 as compared to the same period of 2004.

Operating Expenses:

	For the three months ended September 30,
	2005	2004 As restated	Percentage Change
	(in thousands)
Cost of revenues (exclusive of depreciation, accretion and amortization):
Site leasing	$11,694	$11,871	(1.5)%
Site development consulting	3,036	3,303	(8.1)%
Site development construction	20,275	16,866	20.2%
Selling, general and administrative	6,725	7,374	(8.8)%
Restructuring and other charges	31	3	933.3%
Asset impairment charges	(16)	88	(118.2)%
Depreciation, accretion and amortization	21,673	22,641	(4.3)%

Total operating expenses	$63,418	$62,146	2.0%

Our site leasing cost of revenues decreased primarily as a result of property tax accruals that we decreased in the third quarter of 2005 due to actual property tax expenses for 2004 being lower than previously estimated. Site development construction cost of revenue increased primarily as a result of the increase in activity associated with the services contract with Cingular in the North and South Carolina markets.

Selling, general, and administrative expense decreased due to higher accounting and consulting fees of $0.2 million related to the implementation of Sarbanes-Oxley in 2004 as well as a recovery of $0.4 million of legal fees due to the settlement of litigation in the Company’s favor in 2005.

Depreciation expense decreased due to certain towers becoming fully depreciated in 2004 and 2005 as a result of the shortened depreciable lives that resulted from our change in the method of accounting for certain types of ground leases underlying our towers.

Other Income (Expense):

	For the three months ended September 30,		Percentage Change
	2005	2004
	(in thousands)
Interest income	$244	$88	177.3%
Interest expense	(10,230)	(11,270)	(9.2)%
Non-cash interest expense	(6,028)	(7,022)	(14.2)%
Amortization of debt issuance costs	(701)	(900)	(22.1)%
Loss from write-off of deferred financing fees and extinguishment of debt	—	(2,092)	(100.0)%
Other	19	3	533.3%

Total other income (expense)	$(16,696)	$(21,193)	(21.2)%

Interest expense and non-cash interest expense in total decreased as a result of lower weighted average interest rates and lower average outstanding debt levels resulting from debt refinancings, repurchases and redemptions during 2004 and the first six months of 2005. Average debt outstanding was $835.9 million in the third quarter of 2005 and $890.8 million in the third quarter of 2004. The weighted average interest rate was 8.2% in the third quarter of 2005 and 8.4% in the third quarter of 2004. The loss from write-off of deferred financing fees and extinguishment of debt is attributable to a write-off of $2.1 million of deferred financing fees associated with the repurchase of $25.8 million of our 10 1/4% senior notes in the third quarter of 2004.

Loss from Continuing Operations:

Loss from continuing operations decreased to $14.4 million for the three months ended September 30, 2005 from $24.8 million for the three months ended September 30, 2004. This decrease was primarily the result of a decrease in losses from the write-off of deferred financing fees and extinguishment of debt of $2.1 million, a decrease in interest and non-cash interest expense of $2.0 million, and a decrease in the operating loss from continuing operations of $6.0 million.

Discontinued Operations:

Loss from discontinued operations decreased by $2.5 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This decrease was primarily due to a loss resulting from the recording of an additional liability of $1.9 million in the third quarter of 2004 which related to the agreement in principle to settle the indemnification claims related to the towers sold in 2003.

Net Loss:

Net loss decreased to $14.4 million for the three months ended September 30, 2005 from $27.3 million for the three months ended September 30, 2004. This decrease was primarily the result of a decrease from the write-off of deferred financing fees and extinguishment of debt, a decrease in loss from continuing operations, a decrease in interest and non-cash interest expense, and a decrease in the loss from discontinued operations.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues:

	For the nine months ended September 30,
	2005	Percentage of Revenues	2004	Percentage of Revenues	Percentage Change
	(dollars in thousands)
Site leasing	$118,380	63.1%	$106,352	64.0%	11.3%
Site development consulting	10,422	5.6%	10,721	6.5%	(2.8)%
Site development construction	58,770	31.3%	48,876	29.5%	20.2%

Total revenues	$187,572	100.0%	$165,949	100.0%	13.0%

The growth of our site leasing revenue is primarily due to the increased number of tenants and the amount of equipment added to our towers. As of September 30, 2005, we had 7,904 tenants compared to 7,136 at September 30, 2004. Also, site leasing revenue has increased as a result of an increase in towers to 3,215 at September 30, 2005 from 3,067 at September 30, 2004. Additionally, we have experienced, on average, higher rents per tenant due to higher rents from new tenants, higher rents upon renewals by existing tenants and additional equipment added by existing tenants.

Site development construction revenue increased primarily as a result of revenue generated from a services contract with Cingular in the North and South Carolina markets that was only in its initial stages in the third quarter of 2004, as well as a significant services contract by Sprint in mid 2003, for which all phases of the project are now in process, as opposed to only a portion of this project being in process in the first nine months ended September 30, 2004. The increase in site development construction revenue is also a result of an increase in the overall volume of work in the second and third quarters of 2005 as compared to the same periods of 2004.

Operating Expenses:

	For the nine months ended September 30,
	2005	2004 As restated	Percentage Change
	(in thousands)
Cost of revenues (exclusive of depreciation, accretion and amortization):
Site leasing	$35,431	$35,556	(0.4)%
Site development consulting	9,145	9,677	(5.5)%
Site development construction	56,402	46,063	22.4%
Selling, general and administrative	21,037	21,652	(2.8)%
Restructuring and other charges	50	223	(77.7)%
Asset impairment charges	238	1,620	(85.3)%
Depreciation, accretion and amortization	64,960	68,102	(4.6)%

Total operating expenses	$187,263	$182,893	2.4%

Site development construction cost of revenue increased primarily as a result of the increase in revenue related to the Cingular and Sprint contracts, as well as an increase in the overall volume of work in the second and third quarters of 2005 as compared to the same periods of 2004.

Asset impairment charges decreased as a result of impairment charges taken on one tower for the nine months ended September 30, 2005 as opposed to charges on nine towers of $1.9 million and credits of $0.3 million on 14 towers reclassified from assets held for sale to continuing operations for the nine months ended September 30, 2004.

Depreciation expense decreased due to certain towers becoming fully depreciated in 2004 and 2005 as a result of the shortened depreciable lives that resulted from our change in the method of accounting for certain types of ground leases underlying our towers.

Other Income (Expense):

	For the nine months ended September 30,
	2005	2004	Percentage Change
	(in thousands)
Interest income	$988	$285	246.7%
Interest expense	(30,661)	(36,816)	(16.7)%
Non-cash interest expense	(20,771)	(21,035)	(1.3)%
Amortization of debt issuance costs	(2,045)	(2,611)	(21.7)%
Loss from write-off of deferred financing fees and extinguishment of debt	(9,730)	(24,764)	(60.7)%
Other	475	74	541.9%

Total other income (expense)	$(61,744)	$(84,867)	(27.2)%

Interest expense and non-cash interest expense in total decreased as a result of lower weighted average interest rates and lower average outstanding debt levels resulting from debt refinancings, repurchases and redemptions during 2004 and the first six months of 2005. Average debt outstanding was $876.5 million in the first three quarters of 2005 and $906.7 million in the first three quarters of 2004. The weighted average interest rate was 8.0% in the first three quarters of 2005 and 8.4% in the first three quarters of 2004.

The decrease in loss from write-off of deferred financing fees and extinguishment of debt is attributable to a write-off of $8.2 million associated with the redemption of $68.9 million of our 9 3/4% senior discount notes in the second quarter of 2005 and the write-off of $1.5 million associated with the redemption of $50.0 million of our 10 1/4% senior notes in the first quarter of 2005. This compares to a write-off of $9.3 million of deferred financing fees and a $15.5 million loss on extinguishment of debt associated with the early retirement of our 12% senior discount notes, the repurchase of a portion of our 10 1/4% senior notes and the termination of the prior senior credit facility in the first nine months of 2004.

Loss From Continuing Operations:

Loss from continuing operations decreased from $102.5 million for the nine months ended September 30, 2004 to $62.4 million for the nine months ended September 30, 2005. This decrease was primarily the result of a decrease in the operating loss from continuing operations of $17.3 million, a decrease in interest and non-cash interest expense of $6.4 million, and a decrease in losses from the write-off of deferred financing fees and extinguishment of debt of $15.0 million.

Discontinued Operations:

Loss from discontinued operations decreased to $0.05 million for the nine months ended September 30, 2005 from $2.9 million for the nine months ended September 30, 2004. This decrease resulted primarily from operating losses from the 47 towers and the Western site development services being included in discontinued operations in the nine months ended September 30, 2004, all of which were disposed of by June 30, 2005.

Net Loss:

Net loss decreased from $105.4 million for the nine months ended September 30, 2004 to $62.4 million for the nine months ended September 30, 2005. This decrease was primarily the result of a decrease in operating loss from continuing operations, a decrease in interest and non-cash interest expense, and a decrease in losses from the write-off of deferred financing fees and extinguishment of debt.

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

A summary of our cash flows is as follows:

For the nine months ended September 30, 2005
(in thousands)
Summary Cash Flow Information:
Cash provided by operating activities	$36,143
Cash used in investing activities	(50,967)
Cash used in financing activities	(31,326)

Decrease in cash and cash equivalents	(46,150)
Cash and cash equivalents, December 31, 2004	69,627

Cash and cash equivalents, September 30, 2005	$23,477

Sources of Liquidity:

Cash provided by operating activities was $36.1 million for the nine months ended September 30, 2005. This entire amount was primarily the result of operating income from the site leasing segment exclusive of depreciation, accretion, and amortization.

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

In addition, we use our $400 million senior credit facility to finance our operations. The facility consists of a term loan and a revolving line of credit. As of September 30, 2005, we had an outstanding balance of $342.9 million under the facility, which consisted of $320.9 million outstanding under the term loan and $22.0 million outstanding under the revolving line of credit. As of September 30, 2005, we have approximately $53.0 million of additional borrowing capacity under our senior credit facility, subject to maintenance covenants, borrowing base limitations, and other conditions.

On November 4, 2005, two of our subsidiaries entered into a purchase agreement with the Initial Purchasers regarding the purchase and sale of $405.0 million of commercial mortgage pass-through certificates to be issued by SBA CMBS Trust. The assets of SBA CMBS Trust will consist of a non-recourse mortgage loan to be paid from the operating cash flows of 1,714 of our tower sites and secured by mortgages on substantially all of such tower sites and their operating cash flows. The Certificates will have a contract weighted average fixed interest rate of 5.6%, and a weighted average interest rate to us of 4.8% after giving effect to the hedging arrangements discussed below in “Quantitative and Qualitative Disclosures About Market Risk”. The Certificates are expected to be rated investment grade and will have an expected life of five years with a final repayment date in 2035. We expect the issuance of the Certificates to close on November 18, 2005. We intend to use a substantial portion of the net proceeds from this issuance to refinance the existing senior credit facility and fund reserves and expenses associated with the CMBS Transaction. The remainder of the net proceeds will be used by us at our discretion.

On May 11, 2005, we issued 8.0 million shares of our Class A common stock. The shares were issued off of a universal shelf registration we have on file with the Securities and Exchange Commission (“SEC”) which registers the issuance of any combination of the following securities: Class A common stock, preferred stock, debt securities, depositary shares or warrants. The net proceeds from the issuance were $75.4 million after deducting underwriter fees and offering expenses, and were used to redeem an accreted balance of $68.9 million of our 9 3/4% senior discount notes and to pay the applicable premium for the redemption. At September 30, 2005, as adjusted for this redemption and including the accretion on the 9 3/4% senior discount notes since the redemption, we had an accreted value of $254.3 million outstanding of our 9 3/4% senior discount notes.

On October 5, 2005, we issued 10.0 million shares of the Company’s Class A common stock. The shares were issued off of the universal shelf registration statement discussed above. The net proceeds from the issuance were $151.2 million after deducting underwriter fees and offering expenses. On November 7, 2005, these proceeds were used to redeem an accreted balance of $42.9 million of our 9 3/4% senior discount notes and pay the applicable premium for the redemption, to redeem $87.5 million of our 8 1/2% senior notes and pay the applicable premium for the redemption and for working capital purposes. After adjustment for the October 5, 2005 offering, we could issue up to $23.9 million of securities under our universal shelf registration statement.

We also have on file with the SEC a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services at various locations in the United States. As of September 30, 2005, we have 2.4 million shares of Class A common stock remaining under this shelf registration statement.

A main priority for us continues to be reductions in our weighted average cost of debt. As part of this initiative we have, and may continue to, repurchase for cash and/or equity our higher cost outstanding indebtedness. As a result of our refinancing, debt repurchase and redemption activities we have reduced our weighted cost of debt from 8.2% at September 30, 2004 to 7.9% at September 30, 2005.

In addition to our capital restructuring activities completed in 2003, 2004 and the first three quarters of 2005, in order to manage our significant levels of indebtedness and to ensure continued compliance with our financial covenants, we may explore a number of alternatives, including selling certain assets or lines of business, issuing equity, repurchasing, restructuring, or refinancing or exchanging for equity some or all of our debt or pursuing other financial alternatives, and we may from time to time implement one or more of these alternatives. Upon closing the CMBS Transaction, we will use a substantial portion of the net proceeds to refinance the senior credit facility and we intend to explore the possibilities and alternatives for refinancing our remaining high yield debt securities. One or more of the alternatives may include the possibility of entering into a new credit facility, issuing additional shares of common stock or securities convertible into shares of common stock or converting our existing indebtedness into shares of common stock or securities convertible into shares of common stock, any of which would dilute our existing shareholders. We cannot assure you that any of these strategies can be consummated, or if consummated, would effectively address the risks associated with our significant level of indebtedness.

Uses of Liquidity:

During the nine months ended September 30, 2005, cash used in financing activities was $31.3 million. This amount included (1) the payment of $52.5 million relating to the redemption of our outstanding 10 1/4% senior notes which were redeemed from proceeds from the issuance of our 8 1/2% senior notes in the fourth quarter of 2004 and (2) the payment of $75.6 million relating to the redemption of $68.9 million accreted value of our 9 3/4% senior discount notes, which were redeemed from the net proceeds from the issuance of 8.0 million shares of our Class A common stock in May 2005.

Our cash capital expenditures for the nine months ended September 30, 2005 were $35.7 million. Included in this amount was $7.8 million related to new tower construction, $2.0 million for maintenance tower capital expenditures, $2.5 million for augmentations and tower upgrades, $1.1 million for general corporate expenditures, and $2.6 million for ground lease purchases. In addition, we had cash capital expenditures of $19.7 million and issued approximately 1.6 million shares of Class A common stock in connection with the acquisition of 135 towers and related assets during the nine months ended September 30, 2005.

The $7.8 million of new tower construction included costs associated with the completion of twenty new towers during such nine month period and costs incurred on sites currently in process. We currently plan to make total cash capital expenditures during 2005 of $63.7 million to $66.2 million primarily in connection with our plans to build between 40 and 45 towers, and for the acquisition of approximately 160 towers, of which 135 towers have been purchased during the first three quarters of 2005. All of these planned capital expenditures are expected to be funded by cash on hand, cash flow from operations and availability under our senior credit facility and issuances of our Class A common stock in connection with tower acquisitions.

We estimate we will incur approximately $1,000 per tower per year for capital improvements or modifications to our towers. All of these planned capital expenditures are expected to be funded by cash on hand and cash flow from operations. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio and our new tower build program.

Debt Service Requirements/Capital Instruments:

Senior Notes and Senior Discount Notes:

At September 30, 2005 we had $250.0 million outstanding of our 8 1/2% senior notes. As adjusted for the redemption of $87.5 million of these notes on November 7, 2005, the outstanding balance of these notes is $162.5 million and annual debt service requirements are approximately $13.8 million. The 8 1/2% senior notes mature December 1, 2012. Interest on these notes is payable June 1 and December 1 of each year.

At September 30, 2005 we had $254.3 million outstanding of our 9 3/4% senior discount notes. As adjusted for the redemption of $42.9 million of accreted value of these notes on November 7, 2005, the outstanding balance of these notes would be $211.4 million. The 9 3/4% senior discount notes accrete in value until December 15, 2007 at which time the notes will have accreted to a principal balance of $259.2 million. The 9 3/4% senior discount notes mature December 15, 2011. Interest on these notes is payable June 15 and December 15, beginning June 15, 2008.

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

Senior Credit Facility:

On January 30, 2004, SBA Senior Finance closed on a senior credit facility in the amount of $400.0 million. This facility consists of a $325.0 million term loan and a $75.0 million revolving line of credit. The revolving line of credit may be borrowed, repaid and redrawn. Amortization of the term loan is at a quarterly rate of 0.25% and is payable quarterly beginning September 30, 2004 and ending September 30, 2008. All remaining outstanding amounts under the term loans are due October 31, 2008. There is no amortization of the revolving loans and all amounts outstanding under the revolving facility are due on July 31, 2008. This facility may be prepaid at any time after December 16, 2005 without prepayment penalty. If the facility is prepaid with proceeds from another senior credit facility prior to this date, there is a 1% prepayment penalty. Prepayments from sources other than a senior credit facility will not incur this penalty.

In accordance with its original terms, the facility accrued interest at the Eurodollar Rate (as defined in the senior credit facility) plus a spread of 350 basis points or the Base Rate (as defined in the senior credit facility) plus a spread of 250 basis points. In November 2004, we entered into an amendment to the senior credit facility that reduced the interest rate spread on the facility to up to 275 basis points over the Eurodollar Rate or up to 175 basis points over the Base Rate. On June 16, 2005, we entered into a second amendment to the senior credit facility that further reduced the interest rate spread on the term loan to 225 basis points over the Eurodollar Rate or 125 basis points over the Base Rate. SBA Senior Finance has recorded deferred financing fees of approximately $6.5 million associated with this facility.

Amounts borrowed under this facility are secured by a first lien on substantially all of SBA Senior Finance’s assets. In addition, each of SBA Senior Finance’s domestic subsidiaries has guaranteed the obligations of SBA Senior Finance under the senior credit facility and has pledged substantially all of their respective assets to secure such guarantee. In addition, SBA Communications and SBA Telecommunications have pledged, on a non-recourse basis, all of the common stock of SBA Telecommunications and SBA Senior Finance to secure SBA Senior Finance’s obligations under this senior credit facility.

The senior credit facility requires SBA Senior Finance to maintain specified financial ratios, including ratios regarding its debt to annualized operating cash flow, debt service, cash interest expense and fixed charges for each quarter. In addition, the facility contains affirmative and negative covenants that, among other things, restrict its ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants. The facility permits distributions by SBA Senior Finance to SBA Telecommunications and SBA Communications to service their debt, pay consolidated taxes, pay holding company expenses and for the repurchase of senior notes or senior discount notes subject to compliance with the covenants discussed above. SBA Senior Finance’s ability in the future to comply with the covenants and access the available funds under the senior credit facility in the future will depend on its future financial performance. As of September 30, 2005, we were in full compliance with the financial covenants contained in this agreement.

As of September 30, 2005 we had $342.9 million outstanding under the senior credit facility, of which $320.9 million was outstanding under the term loan and $22.0 million was outstanding under the revolving line of credit. Based on the outstanding amount and rates in effect at such time, we estimate our annual debt service including amortization would have been approximately $24.3 million. Upon closing the CMBS Transaction, we will use a substantial portion of the net proceeds to refinance the senior credit facility and fund reserves and expenses associated with the CMBS Transaction. The remainder of the net proceeds will be used by the Company at its discretion.

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

The following table presents the future principal payment obligations and interest rates associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of September 30, 2005:

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate (8 1/2%) (1)	$—	$—	$—	$—	$—	$250,000	$250,000	$273,125
Fixed rate (9 3/4%) (2)	$—	$—	$—	$—	$—	$254,324	$254,324	$232,050
Senior credit facility (3)	$3,250	$3,250	$3,250	$333,187	$—	$—	$342,937	$342,937

(1)	$87.5 million of these notes were redeemed on November 7, 2005.

(2)	$42.9 million of the accreted value of these notes were redeemed on November 7, 2005.

(3)	Credit facility has variable rates between 5.63% and 6.24% at September 30, 2005. Amortization of 0.25% is payable quarterly on committed term loan amount of $325 million which commenced September 30, 2004.

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

On June 22, 2005, in anticipation of the CMBS transaction, we entered into two forward-starting interest rate swap agreements, each with a notional principal amount of $200.0 million, with Deutsche Bank AG and Lehman Brothers Special Financing, Inc. to hedge the variability of future interest rates on the financing. Under the swap agreements, we agreed to pay the counterparties a fixed interest rate of 4.199% on the total notional amount of $400.0 million, beginning on December 22, 2005 through December 22, 2010 in exchange for receiving floating payments based on three-month LIBOR on the same notional amount for the same five year period.

On November 4, 2005, two of our subsidiaries entered into a purchase agreement with the Initial Purchasers regarding the purchase and sale of $405.0 million of commercial mortgage pass-through certificates to be issued by SBA CMBS Trust. In connection with this agreement, we terminated the interest rate swap agreements, resulting in a $14.8 million settlement payment to us. The settlement payment will be amortized into interest expense on the statement of operations utilizing the effective interest method over the anticipated five year life of the Certificates and will reduce the effective interest rate on the Certificates by 0.8%. The CMBS Transaction is expected to close on November 18, 2005.

While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

Senior Note and Senior Discount Note Disclosure Requirements

The indentures governing our 8 1/2% senior notes and our 9 3/4% senior discount notes require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries. As of September 30, 2005 we had no unrestricted subsidiaries. Additionally, we are required to disclose (i) Tower Cash Flow, as defined in the indentures, for the most recent fiscal quarter and (ii) Adjusted Consolidated Cash Flow, as defined in the indentures, for the most recently completed four-quarter period. This information is presented solely as a requirement of the indentures. Such information is not intended as an alternative measure of financial position, operating results or cash flows from operations (as determined in accordance with generally accepted accounting principles). Furthermore, our measure of the following information may not be comparable to similarly titled measures of other companies.

Tower Cash Flow and Adjusted Consolidated Cash Flow as defined in our senior note and senior discount note indentures are as follows:

9 3/4% Senior Discount Notes
(in thousands)
HoldCo Tower Cash Flow for the three months ended September 30, 2005(1)	$30,143
OpCo Tower Cash Flow for the three months ended September 30, 2005(2)	$30,143
HoldCo Adjusted Consolidated Cash Flow for the twelve months ended September 30, 2005	$98,679
OpCo Adjusted Consolidated Cash Flow for the twelve months ended September 30, 2005	$103,621

(1)	In the indenture for the 9 3/4% senior discount notes HoldCo is referred to as the “Co-Issuer” or SBA Communications

(2)	In the indenture for the 9 3/4% senior discount notes OpCo is referred to as the “Company” or SBA Telecommunications, Inc.

8 1/2% Senior Notes
(in thousands)
Tower Cash Flow for the three months ended September 30, 2005	$30,143
Adjusted Consolidated Cash Flow of the Company for the twelve months ended September 30, 2005	$98,679
Adjusted Consolidated Cash Flow of SBA Senior Finance for the twelve months ended September 30, 2005	$103,889

Disclosure Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund operations and meet our obligations as they become due;

•	our intent to build 40 to 45 new towers and acquire approximately 160 towers in 2005;

•	our estimates regarding our annual debt service and cash interest requirements in 2005 and thereafter;

•	our expectations regarding the adoption of certain accounting pronouncements;

•	our expectations regarding the CMBS transaction; and

•	our expectations regarding the future refinancing of our remaining high yield debt securities.

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

•	our inability to sufficiently increase our revenues and maintain or decrease expenses and cash capital expenditures to permit us to fund operations and meet our obligations as they become due;

•	the inability of our clients to access sufficient capital or their unwillingness to expend capital to fund network expansion or enhancements;

•	our ability to continue to comply with covenants and the terms of our senior credit facility and to access sufficient capital to fund our operations;

•	our ability to retain current site leasing tenants and secure as many new site leasing tenants as planned;

•	our ability to expand our site leasing business and maintain or expand our site development business;

•	our ability to successfully obtain the necessary regulatory and environmental permits for our new tower construction;

•	our ability to satisfactorily complete due diligence on all our pending acquisitions and the ability and willingness of each party to fulfill their respective closing conditions;

•	the actual amount and timing of services rendered and revenues received under our contract with Sprint Spectrum L.P.;

•	our ability to realize economies of scale from our tower portfolio;

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry;

•	our ability to successfully close the CMBS transaction on the anticipated closing date; and

•	our ability to refinance our remaining high yield debt securities in the future and our ability to obtain reasonable financial terms for any refinancing.

We assume no responsibility for updating forward-looking statements contained in this quarterly report.

ITEM 4.	CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2005. Based on such evaluation, such officers have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

During the third quarter of 2005, the Compensation Committee of the Company’s Board of Directors approved the following annual cash compensation plan for non-employee directors, effective as of July 1, 2005, which is payable in shares of the Company’s Class A common stock in lieu of cash at the election of each director:

•	an annual cash retainer of $25,000, payable in equal quarterly installments to each non-employee director in office on the first day of each calendar quarter;

•	an additional annual cash retainer of $7,500 to the Chair of the Company’s Audit Committee, payable in equal quarterly installments to the Chair of the Audit Committee in office on the first day of each calendar quarter; and

•	an additional annual cash retainer of $5,000 to the Chairs of each of the Company’s Compensation Committee and Nominating Committee, payable in equal quarterly installments to the Chairs of such Committees in office on the first day of each calendar quarter.

In addition, each non-employee director shall be entitled to receive the following additional fees for each meeting attended:

•	$1,500 per in-person meeting, or any meeting that lasts three hours or more, of the Board of Directors or any Board Committee; and

•	$500 per telephonic meeting of the Board of Directors or any Board Committee.

During the third quarter of 2005, the Company’s Board of Directors approved an amendment to the Company’s 2001 Equity Participation Plan reducing the number of non-qualified stock options granted to all non-employee directors, upon their initial election or appointment to the Board of Directors, from 50,000 options to 25,000 options.

On November 4, 2005, SBA CMBS-1 Depositor LLC, a special purpose subsidiary of the Company and SBA Senior Finance, Inc. entered into a purchase agreement (the “Purchase Agreement”) with Lehman Brothers Inc. and Deutsche Bank Securities Inc. (collectively, the “Initial Purchasers”) regarding the issuance and sale by SBA CMBS Trust of $405,000,000 principal amount of its Commercial Mortgage Pass-Through Certificates, Series 2005-1 (the “Certificates”) to the Initial Purchasers (the “CMBS Transaction”). The Certificates will be issued in the following subclasses and principal amounts: $238,580,000 principal amount of Subclass 2005-1A Certificates (the “2005-1A Certificates”), $48,320,000 principal amount of Subclass 2005-1B Certificates (the “2005-1B Certificates”), $48,320,000 principal amount of Subclass 2005-1C Certificates (the “2005-1C Certificates”), $48,320,000 principal amount of Subclass 2005-1D Certificates (the “2005-1D Certificates”) and $21,460,000 principal amount of Subclass 2005-1E (the “2005-1E Certificates”). Pursuant to the Purchase Agreement, SBA CMBS-1 Depositor LLC has agreed to sell, and the Initial Purchasers have agreed to buy, the Certificates, at a purchase price equal to, in the case of the 2005-1A Certificates, 98.66580% of the principal amount thereof, in the case of the 2005-1B Certificates, 98.66784% of the principal amount thereof, in the case of the 2005-1C Certificates, 98.66749% of the principal amount thereof, in the case of the 2005-1D Certificates, 98.66829% of the principal amount thereof and, in the case of the 2005-1E Certificates, 98.66896% of the principal amount thereof less certain structuring fees. The closing of the CMBS Transaction, which is subject to customary representations, warranties and covenants, is scheduled to occur on November 18, 2005.

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

SBA COMMUNICATIONS CORPORATION

November 9, 2005	/s/ JEFFREY A. STOOPS
Jeffrey A. Stoops
Chief Executive Officer (Duly Authorized Officer)

November 9, 2005	/s/ ANTHONY J. MACAIONE
Anthony J. Macaione
Chief Financial Officer (Principal Financial Officer)