Form 10-K
period 2005-12-31
SBA COMMUNICATIONS CORP
filed 2006-03-10
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Class A common stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒ No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐ No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐ No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $783.4 million as of June 30, 2005.

The number of shares outstanding of the Registrant’s common stock (as of March 6, 2006): Class A common stock — 85,738,634 shares

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2006 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2005, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

General

We are a leading independent owner and operator of wireless communications towers. We currently operate in the Eastern third of the United States, where substantially all of our towers are located. Our principal business line is our site leasing business. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, built or constructed based on our own initiative or acquired. As of December 31, 2005, we owned 3,304 towers in continuing operations. Our second business line is our site development business, through which we offer wireless service providers assistance in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. We lease antenna space on the towers we have constructed, the towers we have acquired, and the towers we lease, sublease and/or manage for third parties. Our site leasing revenue comes from a variety of wireless service provider tenants, including Alltel, Cingular, Sprint Nextel, T-Mobile and Verizon Wireless. We believe our current tower portfolio positions us to take advantage of wireless service providers’ antenna and equipment deployment.

As of December 31, 2005, we owned 3,304 towers, up from 3,060 as of December 31, 2004. We currently believe that tower portfolio growth is the best use of our capital resources to provide our shareholders long-term value. Consequently, we are currently pursuing a limited new build program and tower acquisition program. Pursuant to these new initiatives, we built 36 towers and acquired 208 towers during 2005. The towers under our new build program will be constructed either (1) under build-to-suit arrangements or (2) in locations chosen by us. Under our build-to-suit arrangements, we build towers for wireless service providers at locations that they have identified. We retain ownership of the tower and the exclusive right to co-locate additional tenants on the tower. In addition, we intend on building towers on locations chosen by us. Based on our knowledge of our customers’ needs, we seek to identify attractive locations for new towers and complete pre-construction procedures necessary to secure the site concurrently with our leasing efforts. Our intent is that substantially all of our new builds will have at least one signed tenant lease on the day that it is completed and we expect that some will have multiple tenants. We currently intend to build 80 to 100 new towers during 2006. With respect to acquisitions, we intend to pursue towers that meet or exceed our internal guidelines regarding current and future potential returns and the impact of such acquisition on our leverage ratios. For each acquisition, we prepare various analyses that include (1) projections of a five-year internal rate of return, (2) review of available capacity for future lease up projections, and (3) summary of current and future tenant/technology mix.

The table below provides information regarding the development and status of our tower portfolio over the past five years.

	For the year ended December 31,
	2005	2004	2003	2002	2001
Towers owned at beginning of period	3,066	3,093	3,877	3,734	2,390
Towers constructed	36	10	13	141	667
Towers acquired	208	5	—	53	677
Towers reclassified/disposed of (1)	(6)	(42)	(797)	(51)	—

Towers owned at end of period	3,304	3,066	3,093	3,877	3,734

Towers held for sale at end of period	—	6	47	837	815
Towers in continuing operations at end of period	3,304	3,060	3,046	3,040	2,919

Towers owned at end of period	3,304	3,066	3,093	3,877	3,734

(1)	Reclassifications reflect the combination for reporting purposes of multiple acquired tower structures on a single parcel of real estate, which we market and customers view as a single location, into a single owned tower site. Dispositions reflect the sale, conveyance or other legal transfer of owned tower sites.

As of December 31, 2005, we had 8,278 tenants on these 3,304 towers, or an average of 2.5 tenants per tower. Our lease contracts typically have terms of five years or more with multiple term tenant renewal options and provide for annual rent escalators.

Our site leasing business generates substantially all of our segment operating profit. As indicated in the chart below, our site leasing business generates 62% of our total revenue and represents 95% of our segment operating profit (as defined below).

	For the year ended December 31,
	2005	2004	2003
	(in thousands except for percentages)
Site leasing revenue	$161,277	$144,004	$127,852
Site leasing segment operating profit	$114,018	$96,721	$80,059
Percentage of total revenue	62.0%	62.2%	66.6%
Site leasing operating profit percentage contribution of total operating profit	95.0%	94.1%	93.5%

We believe that over the long term our site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and network coverage requirements. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications. Furthermore, because our towers are strategically positioned and our customers typically do not re-locate, we have historically experienced low customer churn as a percentage of revenue.

At December 31, 2005, our same tower revenue growth (defined as revenue growth for the most recent quarter compared to the comparable quarter in the prior year on towers owned at December 31, 2004 that we still owned at December 31, 2005) was 12% and our same tower site leasing segment operating profit growth was 18% on the 3,060 towers we owned as of December 31, 2004 and December 31, 2005.

Site Development Services

Our site development business is a corollary to our site leasing business, and provides us the ability to (1) keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and (2) capture ancillary revenues that are generated by our site leasing activities, such as antenna installation and equipment installation at our tower locations. Our site development business consists of two segments, site development consulting and site development construction, through which we provide wireless service providers a full range of end-to-end services. We principally perform services for third parties in our core, historical areas of wireless expertise, specifically site acquisition, zoning, technical services and construction. In the consulting segment of our site development business, we offer clients the following range of services: (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and antennas; (4) support in buying or leasing of the location; and (5) assistance in obtaining zoning approvals and permits. In the construction segment of our site development business we provide a number of services, including, but not limited to the following: (1) tower and related site construction; (2) antenna installation; and (3) radio equipment installation, commissioning and maintenance. Personnel in our site development business also support our leasing and new tower build functions through an integrated plan across the divisions.

During 2004, we completed our previously announced plan to exit the services business in the Western portion of the United States based on our determination that this business was no longer beneficial to our site leasing business, as we had sold our tower portfolio in this region. Consequently, our services business is focused in the Northeast and Southeast regions of the U.S. In these regions, we are involved in major projects with most of the major wireless communications and services companies. Our site development customers include Bechtel Corporation, Cingular, General Dynamics, Sprint Nextel, T-Mobile and Verizon Wireless.

For financial information about our operating segments, please see Note 21 to our Consolidated Financial Statements included in this Form 10-K.

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

Maximizing Use of Tower Capacity. We generally have constructed or acquired towers that accommodate multiple tenants and a substantial majority of our towers are high capacity lattice or guyed towers. Most of our towers have significant capacity available for additional antennas and we believe that increased use of our towers can be achieved at a low incremental cost. We actively market space on our towers through our internal sales force.

Disciplined Growth of Tower Portfolio. We currently believe that the best use of our available capital resources is to use these funds to increase our tower portfolio. We intend to use our cash flow from operating activities and available liquidity, including borrowings, to build and/or acquire new towers at prices that we believe will be accretive to our shareholders both short and long-term and which allow us to maintain our target leverage ratios long-term. We intend to review all acquisition opportunities, both large and small, which meet our minimum target levels.

Controlling Expense Base. Over the last two years, we have successfully restructured our balance sheet to significantly reduce the interest expense associated with our indebtedness. We accomplished this by means of our equity offerings, redemption of 35% of the 9 3/4% senior discount notes and the 8 1/2% senior notes and the issuance of $405.0 million of commercial mortgage pass-through certificates (“CMBS Certificates”), our first securitization transaction, which we refer to as the “CMBS Transaction”. We intend to continue to explore opportunities, including those that may be available in the asset-backed securitization market, to reduce our interest expense. Furthermore, we have, and intend to continue to purchase if available at commercially reasonable prices, the land that underlies our towers, as we believe that these purchases will increase our margins and minimize our exposure to increases in ground lease rents in the future. Due to the relatively young age of our towers, we believe that the maintenance and augmentation capital expenditures should be limited for the foreseeable future.

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

Capitalizing on our Management Experience. Our management team has extensive experience in site leasing and site development services. Management believes that its industry expertise and strong relationships with wireless service providers will allow us to expand our position as a leading provider of site leasing and site development services.

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

Customers

Since commencing operations, we have performed site leasing and site development services for all of the large wireless service providers. The majority of our contracts have been for Personal Communications Systems, or PCS, enhanced specialized mobile radio, or ESMR, and cellular providers of wireless telephony services. We also serve wireless data and Internet, paging, PCS narrowband, specialized mobile radio, multi-channel multi-point distribution service, or MMDS, and multi-point distribution service, or MDS, wireless providers. In both our site development and site leasing businesses, we work with large national providers and smaller local, regional or private operators. We depend on a relatively small number of customers for our site leasing and site development revenues. The following customers represented at least 10% of our total revenues during at least one of the last three years:

	For the year ended December 31,
	2005	2004	2003
Cingular	25.5%	22.7%	20.3%
Sprint Nextel	20.8%	21.4%	13.5%
Bechtel Corporation	5.0%	6.1%	10.4%

During the past two years, we provided services for a number of customers, including:

Alltel	Sprint Nextel
Bechtel Corporation	Nextel Partners
Cingular	Nokia
Dobson Cellular Systems	PAC 17/A.F.L.
General Dynamics	Siemens
iPCS	T-Mobile
Leap Wireless	Triton PCS
MA - COMM	U.S. Cellular
Metro PCS	Verizon Wireless
Motorola

Sales and Marketing

Our sales and marketing goals are to:

•	use existing relationships and develop new relationships with wireless service providers to lease antenna space on and sell related services with respect to our owned or managed towers, enabling us to grow our site leasing business; and

•	successfully bid and win those site development services contracts that will contribute to our operating margins and/or provide a financial or strategic benefit to our site leasing business.

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

In the site leasing business, we compete with:

•	wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers;

•	other large independent tower companies; and

•	smaller local independent tower operators.

Wireless service providers that own and operate their own tower networks and several of the other tower companies generally are substantially larger and have greater financial resources than we do. We believe that tower location and capacity, quality of service, density within a geographic market and, to a lesser extent, price have been and will continue to be the most significant competitive factors affecting the site leasing business.

Our primary competitors for our site leasing activities and building and/or acquiring new tower assets are the large independent tower companies: American Tower Corporation, Crown Castle International Corp., Global Signal, Inc., AAT Communications Corp. and Global Tower Partners, and a large number of smaller independent tower owners. In addition, we compete with wireless service providers who currently market excess space on their owned towers to other wireless service providers.

The site development business is extremely competitive and price sensitive. We believe that the majority of our competitors in the site development business operate within local market areas exclusively, while some firms appear to offer their services nationally, including Alcoa Fujikura Ltd., Bechtel Corporation, Black & Veach Corporation, General Dynamics Corporation, LCC International, Inc. and Wireless Facilities, Inc. The market includes participants from a variety of market segments offering individual, or combinations of, competing services. The field of competitors includes site development consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors, which provide end-to-end site development services through multiple subcontractors, and wireless service providers’ internal staff. We believe that providers base their decisions for site development services on a number of criteria, including a company’s experience, track record, local reputation, price and time for completion of a project. While we believe that our experience base and our established relationships with wireless service providers causes us to be viewed favorably, our margins in this segment have significantly decreased in the last few years due to competition and a decrease in the demand for site development services.

Employees

As of December 31, 2005, we had approximately 515 employees, none of whom are represented by a collective bargaining agreement. We consider our employee relations to be good.

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

Backlog

Backlog related to our site leasing business consists of lease agreements and amendments, which have been signed but have not yet commenced. As of December 31, 2005, we had 122 new leases which had been executed with customers but which had not begun generating revenue. These leases contractually provided for approximately $2.6 million of annual revenue. By comparison, at December 31, 2004 we had 113 new leases and 4 amendments which had been executed with customers but which had not begun generating revenue. These leases contractually provided for approximately $2.5 million of annual revenue.

Our backlog for site development services was approximately $48 million of contractually committed revenue as of December 31, 2005 as compared to approximately $62 million as of December 31, 2004. The decrease in 2005 is attributable to a 2003 contract signed with Sprint for site development work that is expected to be completed by mid 2007. This contract represented approximately $26 million in backlog as of December 31, 2005 and approximately $46 million in backlog as of December 31, 2004.

Availability of Reports and Other Information

Our corporate website is www.sbasite.com. We make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 on our website under “Investor Relations - SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission (the “Commission”). In addition, the Commission’s website is www.sec.gov. The Commission makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Additionally, our reports, proxy and information statements may be read and copied at the Commission’s public reference room at 100 F Street, NE, Washington, DC 20549. Information on our website or the Commission’s website is not part of this document.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We may not be able to service our substantial indebtedness.

As indicated below, we have and will continue to have a significant amount of indebtedness relative to our equity.

	As of December 31,
	2005	2004
	(in thousands)
Total indebtedness*	$784,392	$925,797
Shareholders’ equity (deficit)	$81,431	$(88,671)

*	Excludes deferred gain on interest rate swap of $1,909 at December 31, 2004.

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

We may not have sufficient liquidity or cash flow from operations to repay our 9 3/4% senior discount notes or our 8 1/2% senior notes upon their respective maturities. Therefore, prior to the maturity of our outstanding notes we may be required to refinance and/or restructure some or all of this debt. We cannot assure you that we will be able to refinance or restructure this debt on acceptable terms or at all, and, in particular, we cannot assure you that interest rates will be favorable to us at the time of any such refinancing or restructuring. If we were unable to refinance, restructure or otherwise repay the principal amount of this debt upon its maturity, we may need to sell assets, cease operations and/or file for protection under the bankruptcy laws.

We may not have sufficient liquidity or cash flow from operations to repay the components of the mortgage loan that comprises part of the CMBS Transaction. Therefore, prior to the final repayment date for the components of the mortgage loan we may be required to refinance the mortgage loan or sell a portion or all of our interests in the 1,714 tower sites that. among other things, secure along with their operating cash flows the mortgage loan. Although, the mortgage loan is a limited recourse obligation of SBA Properties, Inc. and no holder of the mortgage loan will have recourse to SBA Communications, our operations would be adversely affected if SBA Properties is unable to repay the components of the mortgage loan. We cannot assure you that our assets would be sufficient to repay this indebtedness in full.

As of December 31, 2005, we had no borrowings under our $160.0 million senior credit facility of which $39.1 million was available (giving effect to leverage limitations contained in the indenture governing the 9 3/4% senior discount notes) subject to maintenance covenants, borrowing base limitations and other conditions. Furthermore, we and our subsidiaries may be able to incur significant additional indebtedness in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt.

We may not secure as many site leasing tenants as planned or our lease rates for new tenant leases may decline.

If tenant demand for tower space or our lease rates for new tenant leases decrease, we may not be able to successfully grow our site leasing business. This may have a material adverse effect on our strategy, revenue growth and our ability to satisfy our financial and other contractual obligations. Our plan for the growth of our site leasing business largely depends on our management’s expectations and assumptions concerning future tenant demand and potential lease rates for independently owned towers.

If our wireless service provider customers combine their operations to a significant degree, our growth, our revenue and our ability to service our indebtedness could be adversely affected.

Demand for our services may decline if there is significant consolidation among our wireless service provider customers as they may then reduce capital expenditures in the aggregate because many of their existing networks and expansion plans overlap. As a result of regulatory changes in January 2003 which removed prior restrictions on wireless service providers from owning more than 45 MHz of spectrum in any given geographical area, there have been significant consolidations of the large wireless service providers. Specifically, Cingular acquired AT&T Wireless in October 2004 and Sprint PCS and Nextel merged to form Sprint Nextel Corporation in August 2005. To the extent that our customers have consolidated or that other customers may consolidate in the future, they may not renew any duplicative leases that they have on our towers and/or may not lease as much space on our towers in the future. This would adversely affect our growth, our revenue and our ability to service our indebtedness.

As of December 31, 2005, Cingular and the former AT&T Wireless both had leases on 274 of our 3,304 towers. The contractual revenue generated by these leases on these towers at December 31, 2005 was approximately $13.6 million. Consequently, if Cingular were not to renew duplicate leases, we could lose 50% or more of such revenue. As of December 31, 2005, the average remaining contractual life of such duplicate leases was approximately 2.9 years. Our risk of revenue loss from the integration of Cingular and AT&T is not limited to leases on the same tower. We expect Cingular to terminate or not renew some leases on our towers where they have other antenna sites in close proximity. Such terminations or non-renewals could have a material adverse impact on our growth rate.

As of December 31, 2005, Sprint Nextel and affiliated entities had multiple leases on 421 of our 3,304 towers. The contractual revenue generated by these leases on these towers at December 31, 2005 was approximately $19.7 million. Consequently, if Sprint Nextel were not to renew duplicate leases, we could lose 50% or more of such revenue. As of December 31, 2005, the average remaining contractual life of such duplicate leases was approximately 3.5 years. Our risk of revenue loss from the integration of Sprint Nextel merger is not limited to leases on the same tower. We expect Sprint Nextel to terminate or not renew some leases on our towers where they have other antenna sites in close proximity. Such terminations or non-renewals could have a material adverse impact on our growth rate.

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

The following is a list of significant customers and the percentage of our total revenues for the specified time periods derived from these customers:

	For the year ended December 31,
	2005	2004	2003
Cingular	25.5%	22.7%	20.3%
Sprint Nextel	20.8%	21.4%	13.5%
Bechtel Corporation	5.0%	6.1%	10.4%

We also have client concentrations with respect to revenues in each of our financial reporting segments:

	Percentage of Site Leasing Revenue for the year ended December 31,
	2005	2004	2003
Cingular	28.0%	27.5%	28.0%
Sprint Nextel	15.0%	14.3%	13.9%
Verizon	10.1%	9.5%	10.0%

	Percentage of Site Development Consulting Revenue for the year ended December 31,
	2005	2004	2003
Verizon Wireless	32.4%	26.1%	13.6%
Cingular	28.3%	26.6%	4.3%
Bechtel Corporation*	23.3%	24.7%	40.3%

	Percentage of Site Development Construction Revenue for the year ended December 31,
	2005	2004	2003
Sprint Nextel	34.9%	39.2%	15.3%
Cingular	20.3%	12.5%	5.5%
Bechtel Corporation*	11.6%	14.5%	28.9%

*	Substantially all of the work performed for Bechtel Corporation was for its client Cingular.

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

Our substantial indebtedness may negatively impact our ability to implement our business plan.

Our substantial indebtedness may negatively impact our ability to implement our business plan. For example, it could:

•	limit our ability to fund future working capital, capital expenditures and development costs;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	increase our vulnerability to general economic and industry conditions;

•	subject us to interest rate risk in connection with any potential future refinancing of our debt;

•	place us at a competitive disadvantage to our competitors that are less leveraged;

•	require us to sell debt or equity securities or sell some of our core assets, possibly on unfavorable terms in order to meet payment obligations; and

•	limit our ability to borrow additional funds.

Risks associated with our plans to increase our tower portfolio could negatively impact our results of operations or our financial condition.

We currently intend to increase our tower portfolio through new builds and acquisitions. We intend to review all available acquisition opportunities (including some that are currently available) and some of these acquisitions could have the effect of materially increasing our tower portfolio. While we intend to fund a portion of the cash required to implement this plan from our cash flow from operating activities, we may finance some or all of the costs associated with these new builds and acquisitions. Furthermore, if we were to consummate any significant acquisition, we would be required to finance these acquisitions through additional indebtedness, which would increase our indebtedness and interest expense and could increase our leverage ratio, and/or issuances of equity, which could be dilutive to our shareholders. If we were unable to recognize the expected returns from these new towers, or if we did not recognize the expected returns in our anticipated time frames, the increase in debt levels without a proportionate increase in our revenues could negatively impact our results of operations and our financial condition.

Due to the long-term expectation of revenue from our tenant leases, we are dependent on the financial strength and creditworthiness of our customers.

Due to the long-term nature of our tenant leases, we, like others in the tower industry, are dependent on the continued financial strength of our tenants. The economic slowdown and intense competition in the wireless and telecommunications industries in 2001 through 2003 had impaired the financial condition of some of our customers, certain of which operate with substantial leverage. As a result, a number of our site leasing customers have filed for bankruptcy including almost all of our paging customers. Although these bankruptcies have not had a material adverse effect on our business or revenues, any future bankruptcies may have a material adverse effect on our business, revenues, and/or the collectability of our accounts receivable. In the future, the financial uncertainties facing our customers could reduce demand for our communications sites, increase our bad debt expense and reduce prices on new customer contracts. This could affect our ability to satisfy our obligations.

In addition, our anticipated growth could be negatively impacted if our customers’ access to debt and equity capital were limited. From 2001 through 2003, when capital market conditions were difficult for the telecommunications industry, wireless service providers conserved capital by not spending as much as originally anticipated to finance expansion activities. This decrease adversely impacted demand for our services and consequently our financial condition. If our customers are not able to access the capital markets in the future, our growth strategy, revenues and financial condition may again be adversely affected.

Our debt instruments contain restrictive covenants that could adversely affect our business.

Our senior credit facility and the indentures governing our outstanding notes each contain certain restrictive covenants. Among other things, these covenants limit our ability to:

•	incur additional indebtedness;

•	sell assets;

•	pay dividends, or repurchase our common stock;

•	make certain investments;

•	engage in other restricted payments;

•	engage in mergers or consolidations;

•	incur liens; and

•	enter into affiliate transactions.

If we fail to comply with these covenants, it could result in an event of default under one or all of these debt instruments. The acceleration of amounts due under one of our debt instruments would also cause a cross-default under our other debt instruments.

SBA Senior Finance II LLC (“Senior Finance II”), which owns, directly or indirectly, all of the common stock and membership interests of the majority of our operating subsidiaries, is the borrower under our senior credit facility. The senior credit facility requires Senior Finance II to maintain specified financial ratios, including ratios regarding Senior Finance II’s debt to annualized operating cash flow, cash interest expense and fixed charges for each quarter. In addition, the senior credit facility contains additional negative covenants that, among other things, limit our ability to commit to capital expenditures and build or acquire towers without anchor or acceptable tenants. Our ability to meet these financial ratios and tests and comply with these covenants can be affected by events beyond our control, and we may not be able to do so. A breach of any of these covenants, if not remedied within the specified period, could result in an event of default under the senior credit facility.

Upon the occurrence of any default, our senior credit facility lenders can prevent us from borrowing any additional amounts under the senior credit facility. In addition, upon the occurrence of any event of default, other than certain bankruptcy events, senior credit facility lenders, by a majority vote, can elect to declare all amounts of principal outstanding under the senior credit facility, together with all accrued interest, to be immediately due and payable. The acceleration of amounts due under our senior credit facility would cause a cross-default under our indentures, thereby permitting the acceleration of such indebtedness. If the indebtedness under the senior credit facility and/or indebtedness under our outstanding notes were to be accelerated, our current assets would not be sufficient to repay in full the indebtedness. If we were unable to repay amounts that become due under the senior credit facility, the senior credit facility lenders could proceed against the collateral granted to them to secure that indebtedness. Amounts borrowed under the senior credit facility are secured by a first lien on substantially all of Senior Finance II’s assets and are guaranteed by SBA Communications and certain of its subsidiaries. In such an event of default, our assets may not be sufficient to satisfy our obligations under the notes.

Our $405.0 million mortgage loan relating to our CMBS Certificates contains a covenant requiring all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents be deposited into a reserve account if the debt service coverage ratio falls to 1.30 times or lower, as of the end of any calendar quarter. Debt service coverage ratio is defined as the Net Cash Flow (as defined in the mortgage loan) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that SBA Properties, Inc. will be required to pay over the succeeding twelve months. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan. The funds in the reserve account will not be released to SBA Properties unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. Failure to maintain the debt service coverage ratio above 1.30 times would impact our ability to pay our indebtedness other than the mortgage loan and to operate our business.

The mortgage loan provides for customary remedies if an event of default occurs including foreclosure against all or part of the property pledged as security for the mortgage loan. The mortgage loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the 1,714 collateralized tower sites and their operating cash flows, (2) a security interest in substantially all of SBA Properties’ personal property and fixtures and (3) SBA Properties’ rights under the management agreement with SBA Network Management, Inc. (who manages all of SBA Properties’ sites). We cannot assure you that our assets would be sufficient to repay this indebtedness in full.

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

Although the demand for our site development services fluctuates, we incur significant fixed costs, such as maintaining a staff and office space in anticipation of future contracts. In addition, the timing of revenues is difficult to forecast because our sales cycle may be relatively long. Therefore, we may not be able to adjust our cost structure in a timely basis to accommodate market slowdowns.

We are not profitable and expect to continue to incur losses.

We are not profitable. The following chart shows the net losses we incurred for the periods indicated:

	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Net loss	$(94,709)	$(147,280)	$(175,148)

Our losses are principally due to significant interest expense and depreciation and amortization in each of the periods presented above. For the year ended December 31, 2005, we recorded asset impairment charges of $0.4 million and a charge associated with the write-off of deferred financing fees and loss on the extinguishment of debt of $29.3 million. For the year ended December 31, 2004, we recorded an asset impairment charge of $7.1 million and a charge associated with the write-off of deferred financing fees and loss on the extinguishment of debt of $41.2 million. We recorded an asset impairment charge of $13.0 million, a charge associated with the loss from write-off of deferred financing fees and extinguishment of debt of $24.2 million, and a restructuring charge of $2.1 million during the year ended December 31, 2003. We expect to continue to incur significant losses which may affect our ability to service our indebtedness.

Increasing competition in the tower industry may adversely affect us.

Our industry is highly competitive. Competitive pressures for tenants from our competitors could adversely affect our lease rates and services income. In addition, the loss of existing customers or the failure to attract new customers would lead to an accompanying adverse effect on our revenues, margins and financial condition. Increasing competition could also make the acquisition of quality tower assets more costly, which could adversely affect our ability to successfully implement and/or maintain our tower acquisition program.

In the site leasing business, we compete with:

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

The site development services segment of our industry is also extremely competitive. There are numerous large and small companies that offer one or more of the services offered by our site development business. As a result of this competition, margins in this segment have decreased over the past few years. Many of our competitors have lower overhead expenses and therefore may be able to provide services at prices that we consider unprofitable. If margins in this segment were to further decrease, our consolidated revenues and our site development segment operating profit could be adversely affected.

We may not be able to build and/or acquire as many towers as we anticipate.

We currently intend to build 80 to 100 new towers during 2006 and to consummate a number of tower acquisitions. However, our ability to build these new towers is dependent upon the availability of sufficient capital to fund construction, our ability to locate, and acquire at commercially reasonable prices, attractive locations for such towers and our ability to obtain the necessary zoning and permits.

Our ability to consummate tower acquisitions is also subject to risks. Specifically, these risks include (1) sufficient capital to fund such acquisitions, (2) our ability to identify those towers that would be attractive to our clients and accretive to our financial results, and (3) our ability to negotiate and consummate agreements to acquire such towers. Due to these risks, it may take longer to complete our new tower builds than anticipated, the costs of constructing or acquiring these towers may be higher than we expect or we may not be able to add as many towers as we had planned in 2006. If we are not able to increase our tower portfolio as anticipated, it could negatively impact our ability to achieve our financial goals.

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

New technologies and their use by wireless service providers may have a material adverse effect on our growth rate and results of operations.

The emergence of new technologies could reduce the demand for space on our towers. For example, the increased use by wireless service providers of signal combining and related technologies and products that allow two or more wireless service providers to provide services on different transmission frequencies using the communications antenna and other facilities normally used by only one wireless service provider could reduce the demand for our tower space. Additionally, the use of technologies that enhance spectral capacity, such as beam forming or “smart antennae,” that can increase the range and capacity of an antenna could reduce the number of additional sites a wireless service provider needs to adequately serve a certain subscriber base and therefore reduce demand for our tower space. The development and growth of communications and other new technologies that do not require ground-based sites, such as the growth in delivery of video, voice and data services by satellites or other technologies, could also adversely affect the demand for our tower space. In addition, the deployment of WiFi and WiMax technologies could impact the network needs of our existing customers providing wireless telephony services. This could have a material adverse effect on our growth rate and results of operations.

Delays or changes in the deployment or adoption of new technologies as well as lower consumer demand and slower consumer adoption rates than anticipated may have a material adverse effect on our growth rate.

There can be no assurances that 3G or other new wireless technologies will be deployed or adopted as rapidly as projected or that these new technologies will be implemented in the manner anticipated. The deployment of 3G has already experienced significant delays from the original projected timelines of the wireless and broadcast industries. Additionally, the demand by consumers and the adoption rate of consumers for these new technologies once deployed may be lower or slower than anticipated. These factors could have a material adverse effect on our growth rate since growth opportunities and demand for our tower space as a result of such new technologies may not be realized at the times or to the extent anticipated.

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

We are a holding company with no business operations of our own. Our only significant asset is and is expected to be the outstanding capital stock of our subsidiaries. We conduct, and expect to conduct, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations, including the principal and interest, premium, if any, and additional interest, if any, on our outstanding 9 3/4% senior discount notes and our 8 1/2% senior notes, is dependent upon dividends and other distribution from our subsidiaries to us. Additionally, SBA Properties as the borrower under the CMBS Transaction must repay the components of the mortgage loan thereto. If SBA Properties’ cash flow is insufficient to cover such repayments, we may be required to refinance the mortgage loan or sell a portion or all of our interests in the 1,714 tower sites that among other things, secure along with their operating cash flows the mortgage loan. Other than the amounts required to make interest and principal payments on the notes and repayment of amounts under the CMBS Transaction, we currently expect that the earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their debt obligations. Our operating subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise to pay the principal, interest and other amounts on the notes, or repay the components of the mortgage loan pursuant to the CMBS Transaction (other than SBA Properties, as the borrower, and SBA CMBS-1 Guarantor LLC and CMBS-1 Holdings, LLC, as guarantors), or make any funds available to us for payment. The ability of our operating subsidiaries to pay dividends or transfer assets to us may be restricted by applicable state law and contractual restrictions, including the terms of the senior credit facility and the CMBS Certificates. Although the indentures governing the notes will limit the ability of our operating subsidiaries to enter into consensual restrictions on their ability to pay dividends to us, these limitations are subject to a number of significant qualifications and exceptions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We are headquartered in Boca Raton, Florida, where we currently lease approximately 73,000 square feet of space. We have entered into long-term leases for regional and certain site development office locations where we expect our activities to be longer-term. We open and close project offices from time to time in connection with our site development business. We believe our existing facilities are adequate for our current and planned levels of operations and that additional office space suited for our needs is reasonably available in the markets within which we operate.

Our interests in towers are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, private easements, easements and licenses or rights-of-way granted by government entities. Of the 3,304 towers in our portfolio, approximately 10% are located on parcels of land that we own and approximately 90% are located on parcels of land that have leasehold interests created by long-term lease agreements, private easements and easements, licenses or right-of-way granted by government entities. In rural areas, a wireless communications site typically consists of up to a 10,000 square foot tract, which supports towers, equipment shelters and guy wires to stabilize the structure. Less than 2,500 square feet is required for a monopole or self-supporting tower structure of the kind typically used in metropolitan areas for wireless communication tower sites. Land leases generally have an initial term of five years with five or more additional automatic renewal periods of five years, for a total of thirty years or more. In some instances, we have entered into 99 year ground leases.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings relating to claims arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Class A common stock commenced trading under the symbol “SBAC” on The NASDAQ National Market System (“NASDAQ”) on June 16, 1999. The following table presents the high and low bid price for the Class A common stock for the periods indicated:

	High	Low
Quarter ended December 31, 2005	19.46	14.15
Quarter ended September 30, 2005	16.84	13.40
Quarter ended June 30, 2005	14.31	8.21
Quarter ended March 31, 2005	10.10	7.96

Quarter ended December 31, 2004	10.62	6.81
Quarter ended September 30, 2004	7.11	4.15
Quarter ended June 30, 2004	4.74	3.10
Quarter ended March 31, 2004	5.43	3.28

As of March 3, 2006, there were 161 record holders of our Class A common stock.

We have never paid a dividend on any class of common stock and anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Consequently, we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, we are restricted under our CMBS Certificates, senior credit facility, 9 3/4% senior discount notes and 8 1/2% senior notes from paying dividends or making distributions and repurchasing, redeeming or otherwise acquiring any shares of common stock except under certain circumstances.

The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all existing equity compensation plans as of December 31, 2005:

	Equity Compensation Plan Information
	(in thousands except exercise price)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	4,575	$8.22	6,228
Equity compensation plans not approved by security holders	—	—	—

Total	4,575	$8.22	6,228

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data as of and for each of the five years ended December 31, 2005. The financial data as of and for the fiscal years ended 2005, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements. The financial data as of and for the fiscal year ended 2001 has been derived from our unaudited consolidated financial statements. The unaudited financial data as of and for the year ended December 31, 2001, has been derived from our books and records without audit and, in the opinion of management, includes all adjustments, (consisting only of normal, recurring adjustments) that management considers necessary for a fair statement of results for this period. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those consolidated financial statements included in this Form 10-K.

	For the year ended December 31,
	2005	2004	2003	2002	2001
	(audited)	(audited)	(audited)	(audited)	(unaudited)
	(in thousands except for per share data)
Operating data:
Revenues:
Site leasing	$161,277	$144,004	$127,852	$115,121	$85,519
Site development	98,714	87,478	64,257	99,352	115,773

Total revenues	259,991	231,482	192,109	214,473	201,292

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	47,259	47,283	47,793	46,709	35,537
Cost of site development	92,693	81,398	58,683	81,565	92,755
Selling, general and administrative	28,178	28,887	30,714	32,740	39,697
Restructuring and other charges	50	250	2,094	47,762	24,399
Asset impairment charges	398	7,092	12,993	24,194	—
Depreciation, accretion and amortization	87,218	90,453	93,657	95,627	73,390

Total operating expenses	255,796	255,363	245,934	328,597	265,778

Operating income (loss) from continuing operations	4,195	(23,881)	(53,825)	(114,124)	(64,486)

Other income (expense):
Interest income	2,096	516	692	601	7,058
Interest expense, net of amounts capitalized	(40,511)	(47,460)	(81,501)	(54,822)	(47,713)
Non-cash interest expense	(26,234)	(28,082)	(9,277)	(29,038)	(25,843)
Amortization of deferred financing fees	(2,850)	(3,445)	(5,115)	(4,480)	(3,887)
Loss from write-off of deferred financing fees and extinguishment of debt	(29,271)	(41,197)	(24,219)	—	(5,069)
Other	31	236	169	(169)	(56)

Total other expense	(96,739)	(119,432)	(119,251)	(87,908)	(75,510)

Loss from continuing operations before cumulative effect of changes in accounting principles	(92,544)	(143,313)	(173,076)	(202,032)	(139,996)
Provision for income taxes	(2,104)	(710)	(1,729)	(300)	(1,489)

Loss from continuing operations before cumulative effect of change in accounting principle	(94,648)	(144,023)	(174,805)	(202,332)	(141,485)
(Loss) gain from discontinued operations, net of income taxes	(61)	(3,257)	202	(4,081)	74

Loss before cumulative effect of change in accounting principle	(94,709)	(147,280)	(174,603)	(206,413)	(141,411)
Cumulative effect of change in accounting principle	—	—	(545)	(60,674)	—

Net loss	$(94,709)	$(147,280)	$(175,148)	$(267,087)	$(141,411)

Basic and diluted loss per common share amounts:
Loss from continuing operations before cumulative effect of change in accounting principle	$(1.28)	$(2.47)	$(3.35)	$(4.01)	$(2.99)
Loss from discontinued operations	—	(0.05)	—	(0.08)	—
Cumulative effect of change in accounting principle	—	—	(0.01)	(1.20)	—

Net loss per common share	$(1.28)	$(2.52)	$(3.36)	$(5.29)	$(2.99)

Basic and diluted weighted average shares outstanding	73,823	58,420	52,204	50,491	47,321

	As of December 31,
	2005	2004	2003	2002	2001
	(audited)	(audited)	(audited)	(unaudited)	(unaudited)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$45,934	$69,627	$8,338	$61,141	$13,904
Short-term investments	19,777	—	15,200	—	—
Restricted cash (1)	19,512	2,017	10,344	—	—
Property and equipment, net	728,333	745,831	830,145	922,392	975,662
Total assets	952,536	917,244	958,252	1,279,267	1,394,280
Total debt(2)	784,392	927,706	870,758	1,024,282	845,453
Total shareholders’ equity (deficit) (3)	81,431	(88,671)	(1,566)	161,024	424,369

	For the year ended December 31,
	2005	2004	2003	2002	2001
	(audited)	(audited)	(audited)	(audited)	(unaudited)
	(in thousands)
Other Data:
Cash provided by (used in):
Operating activities	$49,767	$14,216	$(29,808)	$17,807	$28,753
Investing activities	(99,283)	1,326	155,456	(102,716)	(554,700)
Financing activities	25,823	45,747	(178,451)	132,146	524,871

	For the year ended December 31,
	2005	2004	2003	2002	2001
	(audited)	(audited)	(audited)	(audited)	(unaudited)
Tower Data Rollforward:
Towers owned at the beginning of period	3,066	3,093	3,877	3,734	2,390
Towers constructed	36	10	13	141	667
Towers acquired	208	5	—	53	677
Towers reclassified/disposed of (4)	(6)	(42)	(797)	(51)	—

Total towers owned at the end of period	3,304	3,066	3,093	3,877	3,734

Other Tower Data:
Towers held for sale at end of period	—	6	47	837	815
Towers in continuing operations at end of period	3,304	3,060	3,046	3,040	2,919

	3,304	3,066	3,093	3,877	3,734

(1)	Restricted cash of $19.5 million as of December 31, 2005 consisted of $17.9 million related to CMBS Mortgage loan requirements and $1.6 million related to surety bonds issued for our benefit. Restricted cash of $2.0 million as of December 31, 2004 was related to surety bonds issued for our benefit. Restricted cash of $10.3 million as of December 31, 2003 consisted of $7.3 million of cash held by an escrow agent in accordance with certain provisions of the Western tower sale agreement and $3.0 million related to surety bonds issued for our benefit.

(2)	Includes deferred gain on interest rate swap of $1.9 million as of December 31, 2004, $4.6 million as of December 31, 2003 and $5.2 million as of December 31, 2002, respectively.

(3)	Includes deferred gain from the termination of two interest rate swap agreements of $14.5 million as of December 31, 2005.

(4)	Reclassifications reflect the combination for reporting purposes of multiple acquired tower structures on a single parcel of real estate, which we market and customers view as a single location, into a single owned tower site. Dispositions reflect the sale, conveyance or other legal transfer of owned tower sites.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties, including, but not limited to, those described in Item 1B. Risk Factors of this Form 10-K. Our actual results may differ materially from those discussed below. See “Forward-looking statements” and Item 1B. Risk Factors.

We are a leading independent owner and operator of wireless communications towers. We currently operate in the Eastern third of the United States, where substantially all of our towers are located. Our principal business line is our site leasing business. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage for or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, built or constructed based on our own initiative or acquired. As of December 31, 2005, we owned 3,304 towers, the substantial majority of which have been built by us or built by other tower owners or operators, who like us, have built such towers taking into consideration co-location opportunities. In addition, through our site development business, we offer wireless service providers assistance in developing and maintaining their own wireless service networks.

Revenues derived from the leasing of antenna space at, or on, communication towers continued to increase as a result of our emphasis on our site leasing business through the leasing and management of tower sites. During 2004, we completed our previously announced plan of disposing of our services business in the Western two-thirds of the United States.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. Site leasing revenues are received primarily from wireless service provider tenants, including Alltel, Cingular, Sprint Nextel, T-Mobile and Verizon Wireless. Revenues from these clients are derived from numerous different tenant leases. Each tenant lease relates to the lease or use of space at an individual tower site and is generally for an initial term of five years, and is renewable for five 5-year periods at the option of the tenant. Almost all of our tenant leases contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the current term of the related lease agreements. Rental amounts received in advance are recorded in deferred revenue.

Cost of site leasing revenue primarily consists of:

•	Rental payments on ground and other underlying property leases;

•	Straight line rent adjustment for the difference between rental payments made and the expense recorded as if the payments had been made evenly throughout the minimum lease term (which may include renewal terms) of the underlying property lease;

•	Site maintenance and monitoring costs (exclusive of employee related costs);

•	Utilities;

•	Property insurance; and

•	Property taxes.

For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as a result of adding additional customers to the tower. The amount of other direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower but typically do not make up a large percentage of total operating costs. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower or upgrading or repairing an access road or fencing. Lastly, ground leases are generally for an initial term of 5 years or more with multiple renewal options of five year periods at our option and provide for rent escalators which typically average 3% - 4% annually or provide for term escalations of approximately 15%.

The table below details the percentage of total company revenues and operating profit contributed by the site leasing segment. Information regarding the total and percentage of assets used in our site leasing services business is included in Note 21 of our Consolidated Financial Statements included in this Report.

	Percentage of Revenues	Operating Profit Contribution
For the year ended December 31, 2005	62.0%	95.0%
For the year ended December 31, 2004	62.2%	94.1%
For the year ended December 31, 2003	66.6%	93.5%

Site Development Services

Our site development business is a corollary to our site leasing business, and provides us the ability to (1) keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and (2) capture ancillary revenues that are generated by our site leasing activities, such as antenna installation and equipment installation at our tower locations. Our site development services business consists of two segments, site development consulting and site development construction, through which we provide wireless service providers a full range of end-to-end services. We principally perform services for third parties in our core, historical areas of wireless expertise, specifically site acquisition, zoning, technical services and construction.

Site development services revenues are received primarily from wireless service providers or companies providing development or project management services to wireless service providers. Our site development customers engage us on a project-by-project basis, and a customer can generally terminate an assignment at any time without penalty. Site development projects, both consulting and construction, include contracts on a time and materials basis or a fixed price basis. The majority of our site development services are billed on a fixed price basis. Time and materials based site development contracts are billed and revenue is recognized at contractual rates as the services are rendered. Our site development projects generally take from three to twelve months to complete. For those site development consulting contracts in which we perform work on a fixed price basis, we bill the client, and recognize revenue, based on the completion of agreed upon phases of the project on a per site basis. Upon the completion of each phase, we recognize the revenue related to that phase.

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

Since 2001 our site development services profit levels have decreased significantly as a result of a substantial decline in capital expenditures by wireless service providers particularly during 2001-2003 as well as competitive pricing pressures that have driven margins below our desired levels. The table below provides the percentage of total company revenues and total segment operating profit contributed by site development services over the last three years. Information regarding the total and percentage of assets used in our site development services businesses is included in Note 21 of our Consolidated Financial Statements included in this Report.

	For the year ended December 31,
	Percentage of Revenues			Operating Profit Contribution
	2005	2004	2003	2005	2004	2003
Site development consulting	5.2%	6.2%	6.4%	1.3%	1.6%	1.2%
Site development	32.8%	31.6%	27.0%	3.7%	4.3%	5.4%

We have mitigated the decline in site development services revenues and operating profit levels by focusing on site leasing as our primary business as well as focusing on our core, historical areas of wireless expertise, specifically site acquisition, zoning, technical services and construction for our site development services business. During 2004, we completed our previously announced plan to exit the services business in the Western portion of the United States based on our determination that the business was no longer beneficial to our site leasing business. Gross proceeds realized from sales during the fiscal year ended December 31, 2004 were $0.4 million, and a loss on disposal of discontinued operations of $0.8 million was recorded, which is included in loss from discontinued operations, net of income taxes in our Consolidated Statements of Operations.

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2005, included herein. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

RESULTS OF OPERATIONS

Year Ended 2005 Compared to Year Ended 2004

Revenues:

	For the year ended December 31,
	2005	Percentage of Revenues	2004	Percentage of Revenues	Percentage Change
		(in thousands except for percentages)
Site leasing	$161,277	62.0%	$144,004	62.2%	12.0%
Site development consulting	13,549	5.2%	14,456	6.2%	(6.3)%
Site development construction	85,165	32.8%	73,022	31.6%	16.6%

Total revenues	$259,991	100.0%	$231,482	100.0%	12.3%

Site leasing revenue increased due to the increased number of new tenant installations, the amount of lease amendments related to equipment added to our towers and the towers we acquired and constructed during 2005. As of December 31, 2005, we had 8,278 tenants as compared to 7,449 tenants at December 31, 2004. During the year ended 2005, 82% of contractual revenues from new leases and amendments executed in 2005 were related to new tenant installation and 18% were related to additional equipment being added by existing tenants. During the year ended 2004, 88% of contractual revenues from new leases and amendments executed in 2004 were related to new tenant installation and 12% were related to additional equipment being added by existing tenants. Additionally, we have experienced higher average rents per tenant due to higher rents from new tenants, higher rents upon renewal by existing tenants and additional equipment added by existing tenants. Lastly, we added 244 towers to our portfolio in 2005 versus only 15 towers in 2004.

Site development construction revenue increased primarily as a result of revenue generated from a services contract with Cingular in the North and South Carolina markets that was only in its initial stages in 2004. The increase in site development construction revenue is also a result of an increase in the overall volume of work in the second, third, and fourth quarters of 2005 as compared to the same periods of 2004.

Operating Expenses:

	For the year ended December 31,
	2005	2004	Percentage Change
	(in thousands)
Cost of revenues (exclusive of depreciation, accretion and amortization):
Site leasing	$47,259	$47,283	(0.1)%
Site development consulting	12,004	12,768	(6.0)%
Site development construction	80,689	68,630	17.6%
Selling, general and administrative	28,178	28,887	(2.5)%
Restructuring and other charges	50	250	(80.0)%
Asset impairment charges	398	7,092	(94.4)%
Depreciation, accretion and amortization	87,218	90,453	(3.6)%

Total operating expenses	$255,796	$255,363	0.2%

Site development construction cost of revenue increased primarily as a result of the increase in volume related to the Cingular contract mentioned above, as well as an increase in the overall volume of work in the second, third, and fourth quarters of 2005 as compared to the same periods of 2004.

Asset impairment charges decreased as a result of impairment charges taken on one tower for $0.2 million and the remaining value of the microwave network equipment of $0.2 million for the year ended December 31, 2005 as opposed to charges on 40 towers of $2.6 million and microwave network equipment of $4.5 million for the year ended December 31, 2004.

Operating Income (Loss) From Continuing Operations:

	For the year ended December 31,
	2005	2004
	(in thousands)
Operating income (loss) from continuing operations	$4,195	$(23,881)

The decrease in operating loss from continuing operations primarily was a result of higher revenues and lower overall operating expenses, in particular asset impairment charges, and a decrease in depreciation, accretion and amortization expense in 2005 as compared to 2004.

Segment Operating Profit:

	For the year ended December 31,
	2005	2004	Percentage Change
	(in thousands)
Segment operating profit
Site leasing	$114,018	$96,721	17.9%
Site development consulting	1,545	1,688	(8.5)%
Site development construction	4,476	4,392	1.9%

	$120,039	$102,801	16.8%

The increase in site leasing segment operating profit was related primarily to additional revenue per tower generated by the increased number of tenants and tenant equipment on our sites in 2005 versus 2004, without a commensurate increase in the cost of revenues (excluding depreciation, accretion, and amortization) due to property tax reductions and tower operating cost reduction initiatives.

Other Income (Expense):

	For the year ended ended December 31,
	2005	2004	Percentage Change
	(in thousands)
Interest income	$2,096	$516	306.2%
Interest expense	(40,511)	(47,460)	(14.6)%
Non-cash interest expense	(26,234)	(28,082)	(6.6)%
Amortization of deferred financing fees	(2,850)	(3,445)	(17.3)%
Loss from write-off of deferred financing fees and extinguishment of debt	(29,271)	(41,197)	(28.9)%
Other	31	236	(86.9)%

Total other expense	$(96,739)	$(119,432)	(19.0)%

Interest expense, non-cash interest expense, and amortization of deferred financing fees decreased primarily as a result of the redemptions of 35% of our 9 3/4% senior discount notes and our 8 1/2% senior notes from the gross proceeds of our May and October equity offerings totaling $226.9 million in 2005.

The decrease in loss from write-off of deferred financing fees and extinguishment of debt was attributed to the write-off of $10.2 million of deferred financing fees and $19.1 million of losses on the extinguishment of debt resulting from the retirement of our 10 1/4% senior notes, refinancing our senior credit facility, and redemptions of 35% of our 9 3/4% senior discount notes and our 8 1/2% senior notes for the year ended December 31, 2005, versus a write-off of $13.1 million of deferred financing fees and $28.1 million of losses on the extinguishment of debt associated with the early retirement of our 12% senior discount notes, a significant portion of our 10 1/4% senior notes and the termination of a prior senior credit facility in the year ended December 31, 2004.

Adjusted EBITDA:

	For the year ended December 31,
	2005	2004	Percentage Change
	(in thousands)
Adjusted EBITDA	$95,322	$78,794	21.0%

The increase in adjusted EBITDA was primarily the result of stronger performance of the site leasing segment operating profit for the year ended December 31, 2005 versus the year ended December 31, 2004.

Discontinued Operations, Net of Income Taxes:

	For the year ended December 31,
	2005	2004	Percentage Change
	(in thousands)
Loss from discontinued operations, net of income taxes	$(61)	$(3,257)	98.1%

Loss from discontinued operations of $3.3 million in 2004 was primarily a result of the loss on the western services business, which was sold in 2004, as compared to only trailing cost of $0.06 million recorded in 2005.

Net Loss:

	For the year ended December 31,
	2005	2004	Percentage Change
	(in thousands)
Net loss	$(94,709)	$(147,280)	35.7%

The decrease in net loss is primarily a result of improved operating income (loss) from continuing operations, lower asset impairment charges, lower depreciation, accretion, and amortization expense and lower interest expense and non-cash interest expense for the year ended December 31, 2005 as compared with the year ended December 31, 2004.

Year Ended 2004 Compared to Year Ended 2003

Revenues:

	For the year ended December 31,
	2004	Percentage of Revenues	2003	Percentage of Revenues	Percentage Change
	(in thousands except for percentages)
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

Site development construction revenue increased primarily as a result of the significant services contract awarded by Sprint in mid 2003, which increased our volume of activity for the year ended December 31, 2004 compared to the same period a year ago.

Operating Expenses:

	For the year ended December 31,
	2004	2003	Percentage Change
	(in thousands)
Cost of revenues (exclusive of depreciation, accretion and amortization):
Site leasing	$47,283	$47,793	(1.1)%
Site development consulting	12,768	11,350	12.5%
Site development construction	68,630	47,333	45.0%
Selling, general and administrative	28,887	30,714	(5.9)%
Restructuring and other charges	250	2,094	(88.1)%
Asset impairment charges	7,092	12,993	(45.4)%
Depreciation, accretion and amortization	90,453	93,657	(3.4)%

Total operating expenses	$255,363	$245,934	3.8%

Cost of revenues increased primarily due to increased activity associated with the significant services contract awarded by Sprint in mid 2003 related to the site development construction business.

In 2004, we recognized approximately $7.1 million in asset impairment charges related to 40 towers and a microwave network. By comparison, in 2003 we recognized approximately $13.0 million of asset impairment charges related to 70 towers. In addition, selling, general and administrative expenses decreased primarily due to the reduction of bad debt expense of approximately $2.0 million as a result of improved collections and credit quality of our receivables.

Operating Loss from Continuing Operations:

	For the year ended December 31,
	2004	2003	Percentage Change
	(in thousands)
Operating loss from continuing operations	$(23,881)	$(53,825)	(55.6)%

This decrease in operating loss from continuing operations primarily was a result of higher revenues and lower asset impairment charges in 2004 as compared to 2003.

Segment Operating Profit:

	For the year ended December 31,
	2004	2003	Percentage Change
	(in thousands)
Segment operating profit
Site leasing	$96,721	$80,059	20.8%
Site development consulting	1,688	987	71.0%
Site development construction	4,392	4,587	(4.2)%

	$102,801	$85,633	20.0%

The increase in site leasing segment operating profit related primarily to additional revenue per tower generated by the increased number of tenants on our sites in 2004 versus 2003, without a commensurate increase in the cost of revenues (excluding depreciation, accretion, and amortization) due to tower operating cost reduction initiatives.

Other Income (Expense):

	For the year ended December 31,
	2004	2003	Percentage Change
	(in thousands)
Interest income	$516	$692	(25.4)%
Interest expense	(47,460)	(81,501)	(41.8)%
Non-cash interest expense	(28,082)	(9,277)	202.7%
Amortization of debt issuance costs	(3,445)	(5,115)	(32.6)%
Loss from write-off of deferred financing fees and extinguishment of debt	(41,197)	(24,219)	70.1%
Other	236	169	39.6%

Total other expense	$(119,432)	$(119,251)	0.2%

Interest expense decreased in 2004 primarily as a result of the repurchases and redemption of the 12% senior discount notes with proceeds from the 9 3/4% senior discount notes issued in December 2003 and proceeds from our prior senior credit facility which we obtained in January 2004, as well as repurchases of our 10 1/4% senior notes throughout 2004.

Non cash interest expense increased due to the amortization of the original interest discount of the 9 3/4% senior discount notes, which were issued to refinance the 12% senior discount notes in late 2003.

The increase in loss from write-off of deferred financing fees and extinguishment of debt was attributed to a write-off of $13.1 million of deferred financing fees and a $28.1 million loss on the extinguishment of debt associated with the early retirement of our 12% senior discount notes, a significant portion of our 10 1/4% senior notes and the termination of the May 2003 senior credit facility in the year ended December 31, 2004 versus the write-off of $4.4 million of deferred financing fees associated with the refinancing of our senior credit facility loans which were repaid in full, and a loss on extinguishment of debt of $19.8 million relating to the repurchase of our 12% senior discount notes for the comparable period in 2003.

Adjusted EBITDA:

	For the year ended December 31,
	2004	2003	Percentage Change
	(in thousands)
Adjusted EBITDA	$78,794	$61,018	29.1%

The increase in adjusted EBITDA was primarily the result of improvement in the site leasing segment operating profit for the year ended December 31, 2004 versus the year ended December 31, 2003.

Discontinued Operations, Net of Income Taxes:

	For the year ended December 31,
	2004	2003	Percentage Change
	(in thousands)
Income (loss) from discontinued operations, net of income taxes	$(3,257)	$202	(1,712.4)%

The increase in loss from discontinued operations was primarily a result the loss on the western services business which was sold in 2004 versus the gain from discontinued operations relating to the towers sold in the Western tower sale in 2003.

Cumulative Effect of Changes In Accounting Principle:

	For the year ended December 31,
	2004	2003	Percentage Change
	(in thousands)
Cumulative effect of change in accounting principle	$—	$545	(100.0)%

The 2003 cumulative effect of changes in accounting principle was the result of the adoption of SFAS 143 on January 1, 2003.

Net Loss:

	For the year ended December 31,
	2004	2003	Percentage Change
	(in thousands)
Net loss	$(147,280)	$(175,148)	(15.9)%

The decrease in net loss is primarily a result of improved operating income (loss) from continuing operations, lower asset impairment charges and lower depreciation, accretion, and amortization expense and restructuring expense for the year ended December 31, 2004 as compared with the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation is a holding company with no business operations of its own. Our only significant asset is the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”), which is also a holding company that owns the outstanding capital stock of SBA Senior Finance. SBA Senior Finance owns, directly or indirectly, the capital stock of our subsidiaries or is the sole member if the subsidiary is a limited liability company (“LLC”). We conduct all of our business operations through our SBA Senior Finance subsidiaries.

Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries. The ability of our subsidiaries to pay cash or stock dividends is restricted under the terms of our CMBS Certificates, senior credit facility and the indentures for the 9 3/4% senior discount notes and the 8 1/2% senior notes.

A summary of our cash flows is as follows:

For the year ended December 31, 2005
(in thousands)
Summary cash flow information:
Cash provided by operating activities	$49,767
Cash used in investing activities	(99,283)
Cash provided by financing activities	25,823

Decrease in cash and cash equivalents	(23,693)
Cash and cash equivalents, December 31, 2004	69,627

Cash and cash equivalents, December 31, 2005	$45,934

Sources of Liquidity

We have traditionally funded our growth, including our tower portfolio growth, through long-term indebtedness. During 2003 and 2004, we issued long-term indebtedness to permit us to redeem our older, more expensive, outstanding notes and reduce our weighted cost of debt. In December 2003, SBA Communications and Telecommunications co-issued $402.0 million of aggregate principal amount at maturity of their 9 3/4% senior discount notes, and used the proceeds to redeem and/or repurchase all of our 12% senior discount notes and to repurchase a portion of our 10 1/4% senior notes. In December 2004, we issued $250.0 million of our 8 1/2% senior notes and used the proceeds to redeem and/or repurchase all of our outstanding 10 1/4% senior notes, of which we repurchased $186.5 million in December 2004 and redeemed the remaining $50.0 million on February 1, 2005.

On May 11, 2005, we issued 8.0 million shares of our Class A common stock. The shares were issued off of the universal shelf registration statement we have on file with the Securities and Exchange Commission (“SEC”) which registers the issuance of any combination of the following securities: Class A common stock, preferred stock, debt securities, depositary shares or warrants. The net proceeds from the issuance were $75.4 million after deducting underwriting fees and offering expenses, and were used to redeem an accreted balance of $68.9 million of the 9 3/4% senior discount notes and to pay the applicable premium for the redemption.

On October 5, 2005, we issued 10.0 million shares of our Class A common stock. The shares were issued off of the universal shelf registration statement discussed above. The net proceeds from the issuance were $151.5 million after deducting underwriting fees and offering expenses. On November 7, 2005, these proceeds were used to redeem an accreted balance of $42.9 million of the 9 3/4% senior discount notes and pay the applicable premium for the redemption, redeem $87.5 million of our 8 1/2% senior notes and pay the applicable premium for the redemption and for working capital purposes. After adjustment for the May 11, 2005 and October 5, 2005 offerings, we can still issue up to $21.4 million of securities under our universal shelf registration statement.

On November 18, 2005, SBA CMBS-1 Depositor LLC (the “Depositor”), an indirect subsidiary of SBA Communications, sold, in a private transaction, $405 million of Commercial Mortgage Pass-Through Certificates, Series 2005-1 (the “CMBS Certificates”) issued by SBA CMBS Trust (the “Trust”), a trust established by the Depositor. The CMBS Certificates have a contract weighted average fixed interest rate of 5.6%, and an weighted average interest rate to us of 4.8% after giving effect to the settlement gain of two interest rate swap agreements entered in contemplation of the transaction. The CMBS Certificates are rated investment grade and have an expected life of five years with a final repayment date in 2035. We used a substantial portion of the net proceeds from this issuance to refinance the prior senior credit facility and fund reserves and expenses associated with the CMBS Transaction. The remainder of the net proceeds will be used by us at our discretion.

We also have on file with the SEC a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services at various locations in the United States. As of December 31, 2005, we have approximately 2.3 million shares of Class A common stock remaining under this shelf registration statement.

On December 22, 2005, we closed on a new senior secured revolving credit facility in the amount of $160.0 million. The new facility consists of a $160.0 million revolving loan which may be borrowed, repaid and redrawn, subject to compliance with certain covenants. The new facility will mature on December 21, 2007. Amounts borrowed under the facility will accrue interest at LIBOR plus a margin that ranges from 75 basis points to 200 basis points or at a base rate plus a margin that ranges from 12.5 basis points to 100 basis points. Amounts borrowed under this facility will be secured by a first lien on substantially all of SBA Senior Finance II’s assets and are guaranteed by certain of our other subsidiaries. No amounts were outstanding under this facility at December 31, 2005. As of December 31, 2005, we were in full compliance with the terms of the new credit facility and had the ability to draw an additional $39.1 million (giving effect to leverage limitations contained in the indenture governing the 9 3/4% senior discount notes).

A main priority for us continues to be reductions in our weighted average cost of debt. As part of this initiative we have, and may continue to, repurchase for cash and/or equity our higher cost outstanding indebtedness. As a result of our refinancing, debt repurchase and redemption activities, we have reduced our weighted average cost of debt from 7.7% at December 31, 2004 to 7.4% at December 31, 2005.

Cash provided by operating activities was $49.8 million for the year ended December 31, 2005. This amount was primarily the result of operating income from the site leasing segment exclusive of depreciation, accretion, and amortization.

In addition to our capital restructuring activities completed in 2003, 2004 and 2005, in order to manage our significant levels of indebtedness and to ensure continued compliance with our financial covenants, we may explore a number of alternatives, including selling certain assets or lines of business, issuing equity, repurchasing, restructuring, or refinancing or exchanging for equity some or all of our debt or pursuing other financial alternatives, including securitization transactions, and we may from time to time implement one or more of these alternatives. Upon closing the CMBS Transaction in November 2005, we used a substantial portion of the net proceeds to refinance the entire $400.0 million senior credit facility, which had a balance outstanding of $320.9 million, and we intend to explore the possibilities and alternatives for refinancing our remaining high yield debt securities in the future. One or more of the alternatives may include the possibility of entering into a new credit facility, issuing high yield notes, entering into a securitization transaction, issuing additional shares of common stock or securities convertible into shares of common stock or converting our existing indebtedness into shares of common stock or securities convertible into shares of common stock, any of which would dilute our existing shareholders. We cannot assure you that any of these strategies can be consummated, or if consummated, would effectively address the risks associated with our significant level of indebtedness.

Uses of Liquidity

During 2005, cash used by us relating to financing activities included (1) the payment of $52.5 million relating to the redemption of our outstanding 10 1/4% senior notes which were redeemed from proceeds from the issuance of our 8 1/2% senior notes in the fourth quarter of 2004, (2) the payment of $75.6 million relating to the redemption of $68.9 million accreted value of our 9 3/4% senior discount notes, which were redeemed from the net proceeds of the issuance of 8.0 million shares of our Class A common stock in May 2005, (3) the payment of $47.1 million relating to the redemption of $42.9 million accreted value of our 9 3/4% senior discount notes and the payment of $94.9 million relating to the redemption of $87.5 million of our 8 1/2% senior notes, which were redeemed from the net proceeds of the issuance of 10.0 million shares of our Class A common stock in October 2005 and (4) the payment of an aggregate of $320.9 million relating to the repayment and refinancing of our prior senior credit facility.

Our cash capital expenditures for the year ended December 31, 2005 were $81.0 million. Included in this amount was $12.2 million related to new tower construction, $2.8 million for maintenance tower capital expenditures, $3.1 million for augmentations and tower upgrades, $1.6 million for general corporate expenditures, and $4.5 million for ground lease purchases. In addition, we had cash capital expenditures of $56.8 million and issued approximately 1.7 million shares of Class A common stock in connection with the acquisition of 208 towers, related prorated rental receipts and payments, and earnouts for the year ended December 31, 2005.

The $12.2 million of new tower construction included costs associated with the completion of 36 new towers during 2005 and costs incurred on sites currently in process. As of February 20, 2006, we plan to make total cash capital expenditures during 2006 of $25.5 million to $32.5 million primarily in connection with our plans to build between 80 and 100 towers, and to make cash expenditures of approximately $48.4 million relating to the acquisition of 164 towers already acquired or under signed purchase agreements as of February 20, 2006. All of these planned capital expenditures are expected to be funded by cash on hand, cash flow from operations, availability under our new senior credit facility, and/or through the issuances of our Class A common stock in connection with tower acquisitions.

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

Debt Service Requirements

At December 31, 2005, we had $216.9 million outstanding of the 9 3/4% senior discount notes. The 9 3/4% notes accrete in value until December 15, 2007, at which time they will have a fully accreted balance of $261.3 million. These notes mature December 15, 2011. Interest on these notes is payable June 15 and December 15, beginning June 15, 2008.

At December 31, 2005, we had $162.5 million outstanding of our 8 1/2% senior notes. The 8 1/2% notes mature on December 1, 2012. Interest on these notes is payable June 1 and December 1, and begun on June 1, 2005. Based on the amounts outstanding at December 31, 2005, annual debt service on these notes is $13.8 million.

At December 31, 2005, we had $405.0 million outstanding of our CMBS Certificates. The CMBS Certificates have an anticipated repayment date of November 15, 2010. Interest on the CMBS Certificates is payable monthly in arrears, generally on the 15th day of each month. Based on the amounts outstanding at December 31, 2005, annual debt service on these notes is $22.7 million.

At December 31, 2005, we had no amounts outstanding under our senior credit facility. Based on there being no amounts outstanding and the unused commitment fees in effect, we estimate our annual debt service including amortization to be approximately $0.6 million annually related to our senior credit facility.

Capital Instruments

Senior Notes and Senior Discount Notes

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

CMBS Certificates

On November 18, 2005, the Depositor sold, in a private transaction $405 million of CMBS Certificates, Series 2005-1 issued by the Trust. The CMBS Certificates consist of five classes, all of which are rated investment grade, as indicated in the table below:

Subclass	Initial Subclass Principal Balance	Pass through Interest Rate
	(in thousands)
2005-1A	$238,580	5.369%
2005-1B	48,320	5.565%
2005-1C	48,320	5.731%
2005-1D	48,320	6.219%
2005-1E	21,460	6.709%

	$405,000	5.608%

The contract weighted average fixed interest rate of the Certificates is 5.6%, and the effective weighted average fixed interest rate to SBA Properties is 4.8% after giving effect to a settlement gain of two interest rate swap agreements entered in contemplation of the transaction. The CMBS Certificates have an expected life of five years with a final repayment date in 2035. The proceeds of the CMBS Certificates were primarily used to purchase the prior senior credit facility of SBA Senior Finance and to fund reserves and pay expenses associated with the offering.

The purpose of the CMBS transaction was to refinance our prior senior credit facility and therefore continue to improve our balance sheet. In connection with the CMBS Transaction, the prior senior credit facility was amended and restated to replace SBA Properties as the new borrower, to completely release SBA Finance and the other guarantors of any obligations under the senior credit facility, to increase the principal amount of the loan to $405.0 million and to amend various other terms (as amended and restated, the “Mortgage Loan”). Furthermore, the Mortgage Loan was purchased by the Depositor with proceeds from the CMBS Transaction. The Depositor then assigned the Mortgage Loan to the Trust, who has all rights as lender under the Mortgage Loan.

Interest on the Mortgage Loan will be paid from the operating cash flows from SBA Properties’ 1,714 tower sites. SBA Properties is required to make monthly payments of interest on the Mortgage Loan. Subject to certain limited exceptions described below, no payments of principal will be required to be made prior to the monthly payment date in November 2010, which is the anticipated repayment date. However, if the debt service coverage ratio, defined as the Net Cash Flow (as defined in the Mortgage Loan agreement) divided by the amount of interest on the Mortgage Loan, servicing fees and trustee fees that SBA Properties will be required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to SBA Properties. The funds in the reserve account will not be released to SBA Properties unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the Mortgage Loan. Otherwise, on a monthly basis, the excess cash flow of SBA Properties held by the Trustee after payment of principal, interest, reserves and expenses is distributed to SBA Properties.

SBA Properties may not prepay the Mortgage Loan in whole or in part at any time prior to November 2010, except in limited circumstances (such as the occurrence of certain casualty and condemnation events relating to SBA Properties’ tower sites). Thereafter, prepayment is permitted provided it is accompanied by any applicable prepayment consideration. If the prepayment occurs within nine months of the final maturity date, no prepayment consideration is due. The entire unpaid principal balance of the Mortgage Loan will be due in November 2035. The Mortgage Loan may be defeased in whole at any time.

The Mortgage Loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the 1,714 tower sites and their operating cash flows, (2) a security interest in substantially all of SBA Properties’ personal property and fixtures and (3) SBA Properties’ rights under the management agreement it entered into with SBA Network Management, Inc. relating to the management of SBA Properties’ tower sites by SBA Network pursuant to which SBA Network arranges for the payment of all operating expenses and the funding of all capital expenditures out of amounts on deposit in one or more operating accounts maintained on SBA Properties’ behalf. For each calendar month, SBA Network is entitled to receive a management fee equal to 10% of SBA Properties’ operating revenues for the immediately preceding calendar month.

December 2005 Senior Credit Facility

On December 20, 2005, SBA Senior Finance II closed on a new senior credit facility in the amount of $160.0 million. This facility consists of a revolving line of credit that may be borrowed, repaid and redrawn. Amounts borrowed under the facility will accrue interest at LIBOR plus a margin that ranges from 75 basis points to 200 basis points or at a base rate plus a margin that ranges from 12.5 basis points to 100 basis points. All outstanding amounts under the term facility are due December 21, 2007. This facility replaces our prior senior credit facility which was assigned and became the Mortgage Loan in connection with the CMBS Transaction, as discussed above.

Amounts borrowed under this facility are secured by a first lien on substantially all of SBA Senior Finance II’s assets. In addition, each of SBA Senior Finance II’s subsidiaries has guaranteed the obligations of SBA Senior Finance II under the senior credit facility and has pledged substantially all of their respective assets to secure such guarantee.

The new senior credit facility requires SBA Senior Finance II to maintain specified financial ratios, including ratios regarding its debt to annualized operating cash flow, debt service, cash interest expense and fixed charges for each quarter. This new senior credit facility contains affirmative and negative covenants that, among other things, restrict its ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants. Additionally, this facility permits distributions by SBA Senior Finance II to Telecommunications and SBA Communications to service their debt, pay consolidated taxes, pay holding company expenses and for the repurchase of senior notes or senior discount notes subject to compliance with the covenants discussed above. SBA Senior Finance II’s ability in the future to comply with the covenants and access the available funds under the senior credit facility in the future will depend on its future financial performance. As of December 31, 2005, we were in full compliance with the financial covenants contained in this agreement.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services at various locations in the United States. During the year ended December 31, 2005, we issued approximately 1.7 million shares of Class A common stock under this registration statement as partial consideration in connection with the acquisition of 208 towers and related assets. As of December 31, 2005, we had approximately 2.3 million shares of Class A common stock remaining under this shelf registration statement.

We also have on file with the Commission a universal shelf registration statement registering Class A common stock, preferred stock, debt securities, depositary shares or warrants. During the year ended December 31, 2005, we issued 18.0 million shares of our Class A common stock in connection with our May and October 2005 equity offerings. As of December 31, 2005, we can still issue up to $21.4 million of securities under our universal shelf registration statement.

Inflation

The impact of inflation on our operations has not been significant to date. However, we cannot assure you that a change in the rate of inflation in the future will not adversely affect our operating results.

Recent Accounting Pronouncements

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Pro forma disclosure is no longer an alternative under the new standard. Although early adoption is allowed, we will adopt SFAS 123R as of the required effective date for calendar year companies, which is January 1, 2006.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation expense is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. We have determined that we will use the “modified prospective” method to recognize compensation expense.

We currently utilize the Black-Scholes option pricing model to measure the fair value of stock options granted to our employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or “lattice” model. Based upon our evaluation of the alternative models available to value option grants, we have determined that we will continue to use the Black-Scholes model for option valuation.

Other Pronouncements

In May 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 requires that the change in accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. Such a change would require us to restate its previously issued financial statements to reflect the change in accounting principle to prior periods presented. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on our results of operations and financial position.

In March 2005, FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143)” (“FIN 47”) was issued. FIN 47 provides clarification with respect to the timing of liability recognition of legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year enterprises). The adoption of this statement did not have a material impact on our Consolidated Financial Statements.

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

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual commitments as of December 31, 2005:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt	$784,392	$—	$—	$—	$784,392
Interest payments(1)	309,020	37,125	100,227	120,833	50,835
Operating leases	626,174	28,281	55,640	55,314	486,939
Employment agreements	1,935	1,015	920	—	—

Total	$1,721,521	$66,421	$156,787	$176,147	$1,322,166

(1)	Includes interest payments on the 8 1/2% senior notes and 5.6% on the CMBS Certificates based on their stated interest rates, unused line fees associated with the senior credit facility and cash interest on the 9 3/4% senior discount notes that commences June 15, 2008.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. We are subject to interest rate risk on our senior credit facility and any future financing requirements. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed rate senior notes and our borrowings under our senior credit facility. As of December 31, 2005, long-term fixed rate borrowings represented 100% of our total borrowings.

The following table presents the future principal payment obligations and interest rates associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of December 31, 2005:

	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(in thousands)
Long-term debt:
Fixed rate CMBS Certificates (currently 5.6% at December 31, 2005)	—	—	—	—	—	$405,000	$405,000	$408,516
Fixed rate 9 3/4% senior discount notes(1)	—	—	—	—	—	$261,316	$261,316	$243,677
Fixed rate 8 1/2% senior notes	—	—	—	—	—	$162,500	$162,500	$181,188

(1)	The amount included for the 9 3/4% senior discount notes represents the accreted value of the notes at their maturity date. As of December 31, 2005, these notes had an accreted value of $216.9 million and a fair value of $243.7 million.

Our primary market risk exposure relates to (1) our ability to refinance our 9 3/4% senior discount notes, our 8 1/2% senior notes, and CMBS Certificates at their expected repayment dates or at maturity at market rates, and (2) the impact of interest rate movements on our ability to meet financial covenants. We manage the interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

Senior Note and Senior Discount Note Disclosure Requirements

The indentures governing our 8 1/2% senior notes and our 9 3/4% senior discount notes require certain financial disclosures for restricted subsidiaries separate from unrestricted subsidiaries. As of December 31, 2005, we had no unrestricted subsidiaries. Additionally, we are required to disclose (i) Tower Cash Flow, as defined in the indentures, for the most recent fiscal quarter and (ii) Adjusted Consolidated Cash Flow, as defined in the indentures, for the most recently completed four-quarter period. This information is presented solely as a requirement of the indentures. Such information is not intended as an alternative measure of financial position, operating results or cash flows from operations (as determined in accordance with generally accepted accounting principles). Furthermore, our measure of the following information may not be comparable to similarly titled measures of other companies.

Tower Cash Flow and Adjusted Consolidated Cash Flow, as defined in our senior notes and senior discount note indentures, are as follows:

9 3/4% Senior Discount Notes
(in thousands)
HoldCo Tower Cash Flow for the three months ended December 31, 2005(1)	$31,813
OpCo Tower Cash Flow for the three months ended December 31, 2005(2)	$31,813
HoldCo Adjusted Consolidated Cash Flow for the twelve months ended December 31, 2005	$105,631
OpCo Adjusted Consolidated Cash Flow for the twelve months ended December 31, 2005	$111,015

(1)	In the indenture for the 9 3/4% senior discount notes HoldCo is referred to as the “Co-Issuer” or SBA Communications

(2)	In the indenture for the 9 3/4% senior discount notes OpCo is referred to as the “Company” or SBA Telecommunications, Inc.

8 1/2% Senior Notes
(in thousands)
Tower Cash Flow for the three months ended December 31, 2005	$31,813
Adjusted Consolidated Cash Flow of the Company for the twelve months ended December 31, 2005	$105,631
Adjusted Consolidated Cash Flow of SBA Senior Finance for the twelve months ended December 31, 2005	$111,280

Special Note Regarding Forward Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, plans, and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

•	our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund operations and meet our obligations as they become due;

•	our belief that we will experience continued long-term growth of our site leasing revenues due to increasing minutes of use and network coverage and capacity requirements;

•	our strategy to focus our business on the site leasing business, and the consequential shift in our revenue stream and gross profits from project driven revenues to recurring revenues, predictable operating costs and minimal capital expenditures;

•	our belief that focusing our site leasing activities in the Eastern third of the United States will improve our operating efficiencies, reduce overhead expenses and procure higher revenue per tower;

•	our expectation of growing our cash flows by using existing tower capacity or requiring carriers to bear all or a portion of the cost of tower modifications;

•	our belief that our towers have significant capacity to accommodate additional tenants and increased use of our towers can be achieved at a low incremental cost;

•	our intention to selectively invest in new tower builds and/or tower acquisitions and to fund such new tower builds and/or acquisitions in part from our cash flow from operating activities;

•	our intent to purchase the land that underlies our towers if available at commercially reasonable prices;

•	our expectations regarding our new build program and our intent to build 80 - 100 new towers in 2006;

•	our intent that substantially all of our new builds will at least have one tenant upon completion and our expectation that some will have multiple tenants;

•	our belief regarding our position to capture additional site leasing business in our markets and identify and participate in site development projects across our markets;

•	our estimates regarding our annual debt service and cash interest requirements in 2006 and thereafter; and

•	our estimates regarding cash savings in debt service and amortization payments in 2006 as a result of our debt refinancing activities and our intent to continue to reduce our interest expense.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our inability to sufficiently increase our revenues and maintain or decrease expenses and cash capital expenditures to permit us to fund operations and meet our obligations as they become due;

•	our ability to further reduce our interest expense;

•	the inability of our clients to access sufficient capital or their unwillingness to expend capital to fund network expansion or enhancements;

•	our ability to continue to comply with covenants and the terms of our senior credit facility and to access sufficient capital to fund our operations;

•	our ability to secure as many site leasing tenants as planned;

•	our ability to expand our site leasing business and maintain or expand our site development business;

•	our ability to successfully build 80 - 100 new towers in 2006;

•	our ability to successfully implement our strategy of having at least one tenant on each new build upon completion;

•	our ability to successfully address zoning issues;

•	our ability to retain current lessees on our towers;

•	our ability to realize economies of scale from our tower portfolio; and

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry.

We assume no responsibility for updating forward-looking statements contained in this Annual Report on Form 10-K.

Non-GAAP Financial Measures

This report contains certain non-GAAP measures, including Adjusted EBITDA and Segment Operating Profit information. We have provided below a description of such non-GAAP measures, a reconcilement of such non-GAAP measures to their most comparable GAAP measures, an explanation as to why management utilizes these measures, their respective limitations and how management compensates for such limitations.

Adjusted EBITDA

We define Adjusted EBITDA as loss from continuing operations plus net interest expenses, provision for income taxes, depreciation, accretion and amortization, asset impairment charges, non-cash compensation, restructuring and other charges, and other expenses and excluding non-cash leasing revenue and non-cash ground lease expense. We have included this non-GAAP financial measure because we believe this item is an indicator of the profitability and performance of our core operations and reflects the changes in our operating results. In addition, Adjusted EBITDA is a component of the calculation used by our lenders to determine compliance with some of our debt instruments, particularly our senior credit facility. Adjusted EBITDA is not intended to be an alternative measure of operating income as determined in accordance with GAAP.

The Non-GAAP measurements of Adjusted EBITDA and the Adjusted EBITDA margin have certain material limitations, including:

•	They do not include interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate profits and cash flows. Therefore any measure that excludes interest expense has material limitations;

•	They do not include depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate profits. Therefore any measure that excludes depreciation and amortization expense has material limitations;

•	They do not include provision for income taxes. Because the payment of income taxes is a necessary element of our costs, particularly in the future, any measure that excludes tax expense has material limitations; and

•	They do not include non-cash expenses such as asset impairment charges, non-cash compensation, restructuring and other charges, other expenses, non-cash leasing revenue and non-cash ground lease expense. Because these non-cash items are a necessary element of our costs and our ability to generate profits, any measure that excludes these non-cash items has material limitations.

We compensate for these limitations by using Adjusted EBITDA and the Adjusted EBITDA Margin as only two of several comparative tools, together with GAAP measurements, to assist in the evaluation of our profitability and operating results.

	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Loss from continuing operations	$(94,648)	$(144,023)	$(174,805)
Add back (deduct):
Interest income	(2,096)	(516)	(692)
Interest expense	40,511	47,460	81,501
Non-cash interest expense	26,234	28,082	9,277
Amortization of deferred financing fees	2,850	3,445	5,115
Depreciation, accretion and amortization	87,218	90,453	93,657
Asset impairment charges	398	7,092	12,993
Provision for income taxes	2,104	710	1,729
Loss from write off of deferred financing fees and extinguishment of debt	29,271	41,197	24,219
Non-cash compensation (included in selling, general, and administrative)	462	470	803
Non-cash leasing revenue	(1,765)	(1,169)	(2,372)
Non-cash ground lease expense	4,764	5,579	5,852
Restructuring expense	50	250	2,094
Other	(31)	(236)	1,647

Adjusted EBITDA	$95,322	$78,794	$61,018

Segment Operating Profit

Each respective Segment Operating Profit is defined as segment revenues less segment cost of revenues (excluding depreciation, accretion and amortization). Total Segment Operating Profit is the total of the operating profits of the two segments. Segment Operating Profit is, in our opinion, an indicator of the operating performance of our site leasing and site development segments and is used to provide management with the ability to monitor the operating results and margin of each segment, while excluding the impact of depreciation and amortization. Segment Operating Profit is not intended to be alternative measures of revenue or operating income as determined in accordance with generally accepted accounting principles.

	Site leasing segment
	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Segment revenue	$161,277	$144,004	$127,852
Segment cost of revenues (excluding depreciation, accretion and amortization)	(47,259)	(47,283)	(47,793)

Segment operating profit	$114,018	$96,721	$80,059

	Site development consulting segment
	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Segment revenue	$13,549	$14,456	$12,337
Segment cost of revenues (excluding depreciation, accretion and amortization)	(12,004)	(12,768)	(11,350)

Segment operating profit	$1,545	$1,688	$987

	Site development construction segment
	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Segment revenue	$85,165	$73,022	$51,920
Segment cost of revenues (excluding depreciation, accretion and amortization)	(80,689)	(68,630)	(47,333)

Segment operating profit	$4,476	$4,392	$4,587

The Non-GAAP measurement of Segment Operating Profit has certain material limitations. Specifically this measurement does not include depreciation, accretion, and amortization expense. Because depreciation, accretion, and amortization expense is required by GAAP as it is deemed to reflect additional operating expenses relating to our site leasing and site development segments, any measure that excludes these items has material limitations. We compensate for these limitations by using Segment Operating Profit as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of the cash generation of our segment operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are on pages F-1 through F-35.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2005, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2005, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting, as of December 31, 2005, based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent certified registered public accounting firm, as stated in their attestation report which appears below.

Report of Independent Certified Registered Public Accounting Firm on Internal Control over Financial Reporting

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that SBA Communications Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SBA Communications Corporation and Subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that SBA Communications Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SBA Communications Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

West Palm Beach, Florida

March 8, 2006

ITEM 9B.	OTHER INFORMATION

Amendments to Employment Agreements with Messrs. Stoops, Hunt and Bagwell

On November 10, 2005, SBA Properties, Inc., SBA Communications and each of Messrs. Stoops, Bagwell and Hunt entered into an amendment to each of their Employment Agreements (the “Amendments”). The sole purpose of the Amendments was to assign each of the Employment Agreements from SBA Properties to SBA Communications. Under the Amendments, each of Messrs. Stoops, Bagwell and Hunt consented to the assignment and assumption of their respective Employment Agreements. The Employment Agreements remain unchanged in all other respects. These Amendments were entered into in conjunction with the CMBS transaction.

Compensation Committee Actions Regarding Executive Officer Salary and Bonus

During the first quarter of 2006, SBA Communications’ Compensation Committee (the “Compensation Committee”) approved a base salary increase for Mr. Stoops of 4.6% and increases ranging from 2.8% to 6.7% for each of our other named executive officers.

During the first quarter of 2006, the Compensation Committee approved a discretionary cash bonus payment for certain of its named executive officers, Messrs. Stoops, Bagwell, Hunt and Macaione in the amount of $400,000, $90,000, $200,000 and $95,000, respectively. The Compensation Committee also approved an annual cash bonus payment for our other named executive officer Mr. Silberstein in the amount of $187,752, equal to 139% of his target bonus calculated pursuant to the terms of his bonus plan. Pursuant to the terms of his bonus plan, Mr. Silberstein has a target bonus equal to 100% of his base salary determined in relation to the Company’s budget at the beginning of each year. Of Mr. Silberstein’s target bonus, 85% is calculated pursuant to a formula based on (1) the amount of revenue added through new leases and amendments, (2) average rents paid by initial tenants and (3) tenant loss, and 15% is based upon our Adjusted EBITDA. The amount of the bonus paid may be more or less depending on the amount of revenue added through new leases and amendments and rents paid. In 2005, the Company’s actual leasing results exceeded its budget.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is located on our internet web site at www.sbasite.com under “Investor Relations-Corporate Governance.”

The remaining items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed on or before April 30, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed on or before April 30, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed on or before April 30, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed on or before April 30, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed on or before April 30, 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this Annual Report on Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

Exhibit No.	Description of Exhibits

3.4	—Fourth Amended and Restated Articles of Incorporation of SBA Communications Corporation.(1)

3.5	—Amended and Revised By-Laws of SBA Communications Corporation.(1)

4.4	—Indenture, dated as of February 2, 2001, between SBA Communications Corporation and State Street Bank and Trust Company, as trustee, relating to $500,000,000 in aggregate principal amount and maturity of 10 1/4% senior notes due 2009.(2)

4.5	—Form of 10 1/4% senior note due February 1, 2009.(2)

4.6	—Rights Agreement, dated as of January 11, 2002, between SBA Communications Corporation and the Rights Agent.(3)

4.7	—Indenture, dated as of December 19, 2003, among SBA Communications Corporation, SBA Telecommunications, Inc. and U.S. Bank National Association, as trustee, relating to the $402,024,000 in aggregate principal amount at maturity of 9 3/4% senior discount notes due 2011.(4)

4.8	—Form of 9 3/4% senior discount note due 2011.(4)

4.9	—Indenture, dated as of December 14, 2004, between SBA Communications Corporation and U.S. Bank, N.A., as trustee, relating to $250,000,000 aggregate principal amount of 8 1/2% senior notes due 2012. (11)

4.10	—Form of 8 1/2% senior note due December 1, 2012.(11)

5.1	—Opinion of Akerman Senterfitt regarding validity of common stock.*

10.1	—SBA Communications Corporation Registration Rights Agreement dated as of March 5, 1997, among the Company, Steven E. Bernstein, Ronald G. Bizick, II and Robert Grobstein.(5)

10.3	—Purchase and Sale Agreement, dated as of March 17, 2003, by and among SBA Properties, Inc.*, SBA Towers, Inc., SBA Properties Louisiana LLC and AAT Communications Corp.(6)

10.23	—1996 Stock Option Plan.(1)+

10.24	—1999 Equity Participation Plan.(1)+

10.25	—1999 Stock Purchase Plan.(1)+

10.27	—Incentive Stock Option Agreement, dated as of September 5, 2000, between SBA Communications Corporation and Thomas P. Hunt.(7)+

10.28	—Restricted Stock Agreement, dated as of September 5, 2000, between SBA Communications Corporation and Thomas P. Hunt.(75)+

10.33	—2001 Equity Participation Plan.(8)+

10.35	—Employment Agreement, dated as of February 28, 2003, between SBA Properties Inc. and Jeffrey A. Stoops.(9)+

10.35A	—Amendment to Employment Agreement, dated as of June 24, 2005, by and between SBA Properties, Inc. and Jeffrey A. Stoops.(11)+

10.35B	—Amendment to Employment Agreement, dated as of November 10, 2005, by and between SBA Properties, Inc., SBA Communications Corporation and Jeffrey A. Stoops.*+

10.36	—Employment Agreement, dated as of February 28, 2003, between SBA Properties Inc. and Kurt L. Bagwell.(9)+

10.36A	—Amendment to Employment Agreement, dated as of November 10, 2005, by and between SBA Properties, Inc., SBA Communications Corporation and Kurt L. Bagwell.*+

10.37	—Employment Agreement, dated as of February 28, 2003, between SBA Properties Inc. and Thomas P. Hunt.(9)+

10.37A	—Amendment to Employment Agreement, dated as of November 10, 2005, by and between SBA Properties, Inc., SBA Communications Corporation and Thomas P. Hunt.*+

10.41	—$400,000,000 Amended and Restated Credit Agreement, dated as of January 30, 2004, among SBA Senior Finance, Inc., as borrower, the lenders from time to time parties thereto, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Bookrunners, Lehman Commercial Paper Inc., as Administrative Agent, General Electric Capital Corporation as Co-Lead Arranger and Co-Syndication Agent, and TD Securities (USA) Inc., as Documentation Agent.(4)

10.42	—Guarantee and Collateral Agreement dated January 30, 2004 among SBA Communications Corporation, SBA Telecommunications, Inc., SBA Senior Finance, Inc. and certain of their subsidiaries in favor of Lehman Commercial Paper, Inc.(4)

10.44	—First Amendment, dated as of November 12, 2004, to the Amended and Restated Credit Agreement, dated as of January 30, 2004, among SBA Senior Finance, Inc., as borrower, the lenders from time to time parties thereto, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as Joint Advisors, Joint Lead Arrangers and Bookrunners, Lehman Commercial Paper Inc., as Administrative Agent, General Electric Capital Corporation as Co-Lead Arranger and Co-Syndication Agent, and TD Securities (USA) Inc., as Documentation Agent. (10)

10.45	—Second Amendment, dated as of June 16, 2005, to the Amended and Restated Credit Agreement, dated as of January 30, 2004, among SBA Senior Finance, Inc., as borrower, the lenders from time to time parties thereto, Lehman Brothers Inc. and Deutsche Bank Securities Inc., as Joint Advisors, Joint Lead Arrangers and Bookrunners, Lehman Commercial Paper Inc., as Administrative Agent, General Electric Capital Corporation as Co-Lead Arranger and Co-Syndication Agent, and TD Securities (USA) Inc., as Documentation Agent. (13)

10.47	—$160,000,000 Credit Agreement, dated as of December 21, 2005, among SBA Senior Finance II LLC, as borrower, the lenders from time to time parties thereto, GE Capital Markets, Inc., as Lead Arranger and Bookrunner, General Electric Capital Corporation, as Administrative Agent, TD Securities (USA) LLC, as Co-Lead Arranger and Syndication Agent, and DB Structured Products, Inc. and Lehman Commercial Paper, Inc., as Co-Documentation Agents. (14)

10.48	—Guarantee and Collateral Agreement, dated as of December 21, 2005, among SBA Communications Corporation, SBA Telecommunications, Inc., SBA Senior Finance, Inc., SBA Senior Finance II LLC and certain of their subsidiaries in favor of General Electric Capital Corporation. (14)

10.49	—Amended and Restated Loan and Security Agreement, dated as of November 18, 2005, by and between SBA Properties, Inc. and the Additional Borrower or Borrowers that may become a party thereto and SBA CMBS 1 Depositor LLC.*

10.50	—Management Agreement, dated as of November 18, 2005, by and among SBA Properties, Inc., SBA Network Management, Inc. and SBA Senior Finance, Inc.*

21	—Subsidiaries.*

23.1	—Consent of Ernst & Young LLP.*

31.1	—Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	—Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	—Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	—Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

+	Management contract or compensatory plan or arrangement.

*	Filed herewith

(1)	Incorporated by reference to the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-76547).

(2)	Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-58128).

(3)	Incorporated by reference to the Form 8-K, dated January 11, 2002, previously filed by the Registrant.

(4)	Incorporated by reference to the Form 10-K for the year ended December 31, 2003 previously filed by the Registrant.

(5)	Incorporated by reference to the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-50219).

(6)	Incorporated by reference to Form 8-K, dated May 9, 2003, previously filed by Registrant.

(7)	Incorporated by reference to the Form 10-K for the year ended December 31, 2000, previously filed by the Registrant.

(8)	Incorporated by reference to the Registration Statement on Form S-8, previously filed by the Registrant (Registration No. 333-69236).

(9)	Incorporated by reference to the Form 10-K for the year ended December 31, 2002, previously filed by the Registrant.

(10)	Incorporated by reference to the Form 8-K, dated November 12, 2004, previously filed by the Registrant.

(11)	Incorporated by reference to the Form 10-K for the year ended December 31, 2004, previously filed by the Registrant.

(12)	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2005, previously filed by the Registrant.

(13)	Incorporated by reference to the Form 8-K, dated June 16, 2005, previously filed by the Registrant.

(14)	Incorporated by reference to the Form 8-K, dated December 21, 2005, previously filed by the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

By:	/s/ STEVEN E. BERNSTEIN
Steven E. Bernstein
Chairman of the Board of Directors

Date:	March 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN E. BERNSTEIN	Chairman of the Board of Directors	March 10, 2006
Steven E. Bernstein

/s/ JEFFREY A. STOOPS	Chief Executive Officer and President (Principal Executive Officer)	March 10, 2006
Jeffrey A. Stoops

/s/ ANTHONY J. MACAIONE	Chief Financial Officer (Principal Financial Officer)	March 10, 2006
Anthony J. Macaione

/s/ BRENDAN T. CAVANAGH	Chief Accounting Officer (Principal Accounting Officer)	March 10, 2006
Brendan T. Cavanagh

/s/ BRIAN C. CARR	Director	March 10, 2006
Brian C. Carr

/s/ DUNCAN H. COCROFT	Director	March 10, 2006
Duncan H. Cocroft

/s/ PHILIP L. HAWKINS	Director	March 10, 2006
Philip L. Hawkins

/s/ JACK LANGER	Director	March 10, 2006
Jack Langer

/s/ STEVEN E. NIELSEN	Director	March 10, 2006
Steven E. Nielsen

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of SBA Communications Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SBA Communications Corporation and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SBA Communications Corporation and Subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP West Palm Beach, Florida
March 8, 2006

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$45,934	$69,627
Short term investments	19,777	—
Restricted cash	19,512	2,017
Accounts receivable, net of allowances of $1,136 and $1,731 in 2005 and 2004, respectively	17,533	21,125
Costs and estimated earnings in excess of billings on uncompleted contracts	25,184	19,066
Prepaid and other current expenses	4,248	4,327
Assets held for sale	—	10

Total current assets	132,188	116,172
Property and equipment, net	728,333	745,831
Intangible assets, net	31,491	1,365
Deferred financing fees, net	19,931	19,421
Other assets	40,593	34,455

Total assets	$952,536	$917,244

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$17,283	$15,204
Accrued expenses	15,544	14,997
Deferred revenue	11,838	10,810
Interest payable	3,880	3,729
Long term debt, current portion	—	3,250
Billings in excess of costs and estimated earnings on uncompleted contracts	1,391	1,251
Other current liabilities	2,207	1,762

Total current liabilities	52,143	51,003

Long term liabilities:
Long term debt	784,392	924,456
Deferred revenue	302	384
Other long-term liabilities	34,268	30,072

Total long term liabilities	818,962	954,912

Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock - $.01 par value, 30,000 shares authorized, none issued or outstanding	—	—
Common Stock - Class A par value $.01, 200,000 shares authorized, 85,615 and 64,903 shares issued and outstanding at December 31, 2005 and 2004, respectively	856	649
Additional paid-in capital	990,181	740,037
Accumulated deficit	(924,066)	(829,357)
Accumulated other comprehensive income	14,460	—

Total shareholders’ equity (deficit)	81,431	(88,671)

Total liabilities and shareholders’ equity (deficit)	$952,536	$917,244

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the year ended December 31,
	2005	2004	2003
Revenues:
Site leasing	$161,277	$144,004	$127,852
Site development	98,714	87,478	64,257

Total revenues	259,991	231,482	192,109

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	47,259	47,283	47,793
Cost of site development	92,693	81,398	58,683
Selling, general and administrative	28,178	28,887	30,714
Restructuring and other charges	50	250	2,094
Asset impairment charges	398	7,092	12,993
Depreciation, accretion and amortization	87,218	90,453	93,657

Total operating expenses	255,796	255,363	245,934

Operating income (loss) from continuing operations	4,195	(23,881)	(53,825)

Other income (expense):
Interest income	2,096	516	692
Interest expense	(40,511)	(47,460)	(81,501)
Non-cash interest expense	(26,234)	(28,082)	(9,277)
Amortization of deferred financing fees	(2,850)	(3,445)	(5,115)
Loss from write-off of deferred financing fees and extinguishment of debt	(29,271)	(41,197)	(24,219)
Other	31	236	169

Total other expense	(96,739)	(119,432)	(119,251)

Loss from continuing operations before provision for income taxes	(92,544)	(143,313)	(173,076)
Provision for income taxes	(2,104)	(710)	(1,729)

Loss from continuing operations before cumulative effect of change in accounting principle	(94,648)	(144,023)	(174,805)
(Loss) gain from discontinued operations, net of income taxes	(61)	(3,257)	202

Loss before cumulative effect of change in accounting principle	(94,709)	(147,280)	(174,603)
Cumulative effect of change in accounting principle	—	—	(545)

Net loss	$(94,709)	$(147,280)	$(175,148)

Basic and diluted loss per common share amounts:
Loss from continuing operations before cumulative effect of change in accounting principle	$(1.28)	$(2.47)	$(3.35)
Loss from discontinued operations	—	(0.05)	—
Cumulative effect of change in accounting principle	—	—	(0.01)

Net loss per common share	$(1.28)	$(2.52)	$(3.36)

Weighted average number of common shares	73,823	58,420	52,204

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(in thousands)

	Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2002,	45,674	$457	5,456	$55	$667,441	$—	$(506,929)	$161,024
Conversion of Class B common stock into Class A common stock	5,456	55	(5,456)	(55)	—	—	—	—
Non-cash compensation	—	—	—	—	832	—	—	832
Payment of restricted stock guarantee	—	—	—	—	(936)	—	—	(936)
Common stock issued in exchange for 10 1/4% senior notes	3,853	38	—	—	12,593	—	—	12,631
Common stock issued in connection with stock purchase/option plans	33	—	—	—	31	—	—	31
Net loss	—	—	—	—	—	—	(175,148)	(175,148)

BALANCE, December 31, 2003,	55,016	550	—	—	679,961	—	(682,077)	(1,566)
Common stock issued in connection with acquisitions	413	4	—	—	3,003	—	—	3,007
Non-cash compensation	—	—	—	—	470	—	—	470
Common stock issued in exchange for 10 1/4% senior notes and 9 3/4% senior discount notes	8,817	88	—	—	54,484	—	—	54,572
Common stock issued in connection with stock purchase/option plans	657	7	—	—	2,119	—	—	2,126
Net loss	—	—	—	—	—	—	(147,280)	(147,280)

BALANCE, December 31, 2004	64,903	649	—	—	740,037	—	(829,357)	(88,671)
Common stock issued in connection with acquisitions and earn outs	1,665	17	—	—	18,329	—	—	18,346
Non-cash compensation	—	—	—	—	462	—	—	462
Common stock issued in connection with public offerings	18,000	180	—	—	226,677	—	—	226,857
Common stock issued in connection with stock purchase/option plans	1,047	10	—	—	4,676	—	—	4,686
Deferred gain from settlement of derivative financial instrument	—	—	—	—	—	14,460	—	14,460
Net loss	—	—	—	—	—	—	(94,709)	(94,709)

BALANCE, December 31, 2005	85,615	$856	—	$—	$990,181	$14,460	$(924,066)	$81,431

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2005	2004 (revised)	2003 (revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,709)	$(147,280)	$(175,148)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization	87,218	90,549	101,871
Non-cash restructuring and other charges	50	250	1,119
Asset impairment charges	398	7,183	16,347
Gain/loss on sale of assets	79	(158)	(6,198)
Non-cash compensation expense	462	470	832
(Credit) provision for doubtful accounts	(300)	(287)	3,554
Accretion of interest income on short-term investments	(145)	—	—
Amortization of original issue discount and deferred financing fees	29,084	30,994	11,011
Interest converted to term loan	—	554	3,227
Loss from write-off of deferred financing fees and extinguishment of debt	29,271	41,197	24,219
Amortization of deferred gain of derivative	(346)	(746)	(676)
Cumulative effect of change in accounting principle	—	—	545
Changes in operating assets and liabilities:
Short term investments	—	15,200	(15,200)
Accounts receivable	3,891	(1,208)	13,129
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,118)	(8,839)	198
Prepaid and other current assets	754	641	(343)
Other assets	(5,685)	(3,759)	(4,176)
Accounts payable	138	3,559	(5,758)
Accrued expenses	618	(3,164)	103
Deferred revenue	(291)	(493)	1,466
Interest payable	151	(15,732)	(2,387)
Other liabilities	5,106	5,202	1,790
Billings in excess of costs and estimated earnings on uncompleted contracts	141	83	667

Net cash provided by (used in) operating activities	49,767	14,216	(29,808)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short term investments	(34,628)	—	—
Sale of short term investment	14,996	—	—
Capital expenditures	(19,648)	(7,214)	(15,136)
Acquisitions and related earn-outs	(61,326)	(1,791)	(3,126)
Proceeds from sale of fixed assets	1,335	1,496	192,450
(Payment) receipt of restricted cash	(12)	8,835	(18,732)

Net cash (used in) provided by investing activities	(99,283)	1,326	155,456

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity offering, net of fees paid	226,857	—	—
Proceeds from CMBS-1 Trust, net of fees paid	393,328	—	—
Initial funding of restricted cash relating to CMBS-1 Trust	(6,687)	—	—
Net increase in restricted cash relating to CMBS-1 Trust	(11,250)	—	—
Proceeds from settlement of swap	14,774	—	—
Proceeds from 9 3/4% senior discount notes, net of financing fees paid	—	—	267,109
Proceeds from 8 1/2% senior notes, net of financing fees paid	(96)	244,788	—
Proceeds from employee stock purchase/stock option plans	4,686	2,126	31
Borrowings under senior credit facility, net of financing fees paid	25,321	363,457	356,955
Repayment of 9 3/4% senior discount notes	(122,681)	—	—
Repayment of 8 1/2% senior notes	(94,938)	—	—
Repayment of senior credit facility	(350,375)	(173,403)	(505,085)
Repurchase of 10 1/4% senior notes	(52,590)	(320,553)	—
Repurchase of 12% senior discount notes	—	(70,794)	(296,925)
Payment of restricted stock guarantee	—	—	(936)
Bank overdraft (repayments) borrowings	(526)	126	400

Net cash provided by (used in) financing activities	25,823	45,747	(178,451)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,693)	61,289	(52,803)
CASH AND CASH EQUIVALENTS:
Beginning of period	69,627	8,338	61,141

End of period	$45,934	$69,627	$8,338

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2005	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$40,744	$63,746	$84,847

Income taxes	$1,425	$971	$1,852

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Class A common stock issued in exchange for 10 1/4% senior notes, 9 3/4% senior discount notes, and accrued interest	$—	$54,572	$12,631

10 1/4% senior notes and accrued interest exchanged for Class A common stock	$—	$(51,433)	$(13,713)

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

SBA Communications Corporation (the “Company” or “SBA”) was incorporated in the State of Florida in March 1997. The Company holds all of the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”). Telecommunications holds all of the capital stock of SBA Senior Finance, Inc. (“SBA Senior Finance”). SBA Senior Finance is the sole member of SBA Senior Finance II LLC (“SBA Senior Finance II”), and is the sole member of SBA CMBS-1 Holdings LLC and SBA CMBS-1 Depositor LLC. SBA CMBS-1 Holdings is the sole member of SBA CMBS-1 Guarantor LLC, which holds all of the capital stock of SBA Properties, Inc. (“SBA Properties”). SBA Senior Finance II holds all the capital stock and/or membership interests of certain other tower companies (collectively with SBA Properties known as “Tower Companies”), SBA Network Services, Inc. and SBA Network Management, Inc. SBA Network Services, Inc. holds all of the capital stock of other companies engaged in similar businesses (collectively “Network Services”).

The Tower Companies own and operate transmission towers in the Eastern third of the United States, Puerto Rico and the U.S. Virgin Islands. Space on these towers is leased primarily to wireless communications carriers. SBA Properties owns 1,714 towers, which are the collateral for the Commercial Mortgage Pass Through Certificates, Series 2005-1 (“CMBS notes” or “Certificates”). SBA Network Management, Inc. (“Network Management”) is a management company, which manages all of SBA Properties’ tower sites.

Network Services provides comprehensive turnkey services for the telecommunications industry in the areas of site development services for wireless carriers and the construction and repair of transmission towers. Site development services provided by Network Services include network pre-design, site audits, site identification and acquisition, contract and title administration, zoning and land use permitting, construction management, microwave relocation and the construction and repair of transmission towers, including the hanging of antennas, cabling and associated tower components. In addition to providing turnkey services to the telecommunications industry, Network Services historically has constructed, or has overseen the construction of, approximately 57% of the newly built towers that the Company owns.

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

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management relate to the allowance for doubtful accounts, the costs and revenue relating to the Company’s site development and construction contracts, valuation allowance on deferred tax assets, carrying value of long-lived assets, the useful lives of towers, anticipated property tax assessments, and asset retirement obligations. Actual results will differ from those estimates and such differences could be material.

c.	Cash Equivalents and Short-Term Investments

The Company classifies all highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Marketable short-term investments are generally classified and accounted for as held to maturity. Investments in debt securities classified as held-to-maturity are reported at amortized cost plus accrued interest. The Company does not hold these securities for speculative or trading purposes. During 2005, the Company sold $15.0 million of short-term investments which were classified as held to maturity, the proceeds of which were used to fund acquisitions in 2005 that were expected to close in 2006. At December 31, 2005, short term investments were comprised of commercial paper with a carrying amount of $19.8 million and had original maturities between three and four months.

d.	Restricted Cash

The Company classifies all cash pledged as collateral to secure certain obligations and all cash whose use is limited as restricted cash. This includes cash held in escrow to fund certain reserve accounts relating to the CMBS notes, surety bonds issued for the benefit of the Company in the ordinary course of business, and for payment and performance bonds.

e.	Property and Equipment

Property and equipment are recorded at cost, adjusted for asset impairment and estimated asset retirement obligations. Costs associated with the acquisition, development and construction of towers are capitalized as a cost of the towers. Costs for self-constructed towers include direct materials and labor, indirect costs and capitalized interest. Depreciation on towers and related components is provided using the straight-line method over the estimated useful lives, not to exceed the minimum lease term of the underlying ground lease. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company defines the lease term as the shorter of the period from lease inception through the end of the term of all tenant lease obligations in existence at ground lease inception, including renewal periods, or the ground lease term, including renewal periods.

If no tenant lease obligation exists at the date of ground lease inception, the initial term of the ground lease is considered the minimum lease term. All rental obligations due to be paid out over the minimum lease term, including fixed escalations are straight-lined evenly over the minimum lease term. Additionally, the Company records the depreciable life of the tower to coincide with the minimum lease term of the ground lease.

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

Interest is capitalized in connection with the self-construction of Company-owned towers. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Approximately $0.08 million, $0.01 million and $0.1 million of interest cost was capitalized in 2005, 2004, and 2003, respectively.

f.	Deferred Financing Fees

Financing fees related to the issuance of debt have been deferred and are being amortized using a method that approximates the effective interest rate method over the length of indebtedness to which they relate.

g.	Deferred Lease Costs

The Company defers certain initial direct costs associated with lease originations and lease amendments and amortizes these costs over the initial lease term, generally five years, or over the lease term remaining if related to a lease amendment. Such costs deferred were approximately $2.2 million, $1.8 million, and $2.0 million in 2005, 2004, and 2003, respectively. Amortization expense was $1.8 million, $1.6 million, and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in cost of site leasing in the accompanying Consolidated Statements of Operations. As of December 31, 2005 and 2004, unamortized deferred lease costs were $4.7 million and $4.3 million, respectively, and are included in other assets. Accumulated amortization totaled $6.5 million and $4.7 million at December 31, 2005 and 2004, respectively.

h.	Intangible Assets

The Company classifies as intangible assets covenants not to compete, the fair value of current leases in place at the acquisition date of towers and related assets, and the fair value of future tenant leases anticipated to be added to the acquired towers. The current leases and future tenant leases are referred to as “contract intangibles”. The contract intangibles are estimated to have an economic useful life consistent with the economic useful life of the related tower assets, which is typically 15 years. Covenants not to compete have an estimated useful life of 3 to 5 years. For all intangible assets, amortization is provided using the straight line method over the estimated useful lives as the benefit associated with these intangible assets is anticipated to be derived evenly over the life of the asset.

i.	Impairment of Long-Lived Assets

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

j.	Fair Value of Financial Instruments

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

The following table reflects fair values as determined by quoted market prices (for the 10 1/4% notes, the tendered value of the notes was used in 2004) and carrying values of these notes as of December 31, 2005 and 2004:

	At December 31, 2005		At December 31, 2004
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
CMBS Notes (see Note 12)	$408.5	$405.0	$—	$—
9 3/4% Senior Discount Notes	$243.7	$216.9	$337.7	$302.4
8 1/2% Senior Notes	$181.2	$162.5	$255.0	$250.0
10 1/4% Senior Notes	$—	$—	$52.5	$50.0

k.	Revenue Recognition and Accounts Receivable

Revenue from site leasing is recorded monthly and recognized on a straight-line basis over the term of the related lease agreements, which are generally five years. Receivables recorded related to the straight-lining of site leases are reflected in prepaid and other current assets and other assets in the Consolidated Balance Sheets. Rental amounts received in advance are recorded as deferred revenue in the Consolidated Balance Sheets.

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

Cost of site leasing revenue includes ground lease rent, property taxes, maintenance (exclusive of employee related costs) and other tower expenses. Cost of site development revenue includes all materials costs, salaries and labor costs, including payroll taxes, subcontract labor, vehicle expense and other costs directly and indirectly related to the projects. All costs related to site development projects are recognized as incurred.

The Company performs periodic credit evaluations of its customers. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience, specific customer collection issues identified and past due balances as determined based on contractual terms. Interest is charged on outstanding receivables from customers on a case by case basis in accordance with the terms of the respective contracts or agreements with those customers. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts in the period in which uncollectability is determined to be probable. If the capital markets and the ability of wireless carriers to access capital were to deteriorate, the ultimate collectability of accounts receivable may be negatively impacted. The following is a rollforward of the allowance for doubtful accounts for the years ended December 31 2005, 2004, and 2003:

	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Beginning Balance	$1,731	$1,400	$5,572
Provisions (credits)	(300)	(287)	3,554
Writeoffs, net of recoveries	(295)	618	(7,726)

Ending Balance	$1,136	$1,731	$1,400

l.	Income Taxes

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

m.	Stock-Based Compensation

SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS 123 (“SFAS 148”) provides alternative methods for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company has elected to continue to account for its stock-based employee compensation plans under Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations and adopt the disclosure provisions of SFAS 148 through December 31, 2005.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation.

	For the year ended December 31,
	2005	2004	2003
	(in millions except per share amounts)
Net loss, as reported	$(94.7)	$(147.3)	$(175.1)
Non-cash compensation charges included in net loss	0.5	0.5	0.8
Incremental stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4.2)	(5.4)	(4.2)

Pro forma net loss	$(98.4)	$(152.2)	$(178.5)

Loss per share
Basic and diluted - as reported	$(1.28)	$(2.52)	$(3.36)
Basic and diluted - pro forma	$(1.33)	$(2.61)	$(3.42)

The Black-Scholes option-pricing model was used with the following assumptions:

	For the year ended December 31,
	2005	2004	2003
Risk free interest rate	3.8 – 4.2%	3.5%	2.0%
Dividend yield	0%	0%	0%
Expected volatility	45%	113%	90%
Expected lives	3.75 years	4 years	4 years

The effect of applying SFAS 123 in the pro-forma disclosure is not necessarily indicative of future results.

From time to time, restricted shares of Class A common stock or options to purchase Class A common stock have been granted under the Company’s equity participation plans at prices below market value at the time of grant. In addition, the Company had bonus agreements with certain executives and employees to issue shares of the Company’s Class A common stock in lieu of cash payments. The Company recorded approximately $0.5 million of non-cash compensation expense for the years ended December 31, 2005 and 2004, respectively.

n.	Asset Retirement Obligations

Effective January 1, 2003, the Company adopted the provisions of SFAS 143 “Accounting for Asset Retirement Obligations”. Under SFAS 143, the Company recognizes asset retirement obligations in the period in which they are incurred, if a reasonable estimate of a fair value can be made, and accretes such liability through the obligation’s estimated settlement date. The associated asset retirement costs are capitalized as part of the carrying amount of the related tower fixed assets and depreciated over the estimated useful life.

The Company has entered into ground leases for the land underlying the majority of the Company’s towers. A majority of these leases require the Company to restore leaseholds to their original condition upon termination of the ground lease. SFAS 143 requires that the net present value of future restoration obligations be recorded as a liability as of the date the legal obligation arises and this amount be capitalized to the related operating asset. At January 1, 2003, the effective date of adoption, the cumulative effect of the change on prior years resulted in a charge of approximately $0.5 million ($0.01 per share), which is included in net loss for the year ended December 31, 2003. In addition, at the date of adoption, the Company recorded an increase in tower assets of approximately $0.6 million and recorded an asset retirement obligation liability of approximately $1.1 million. The asset retirement obligation at December 31, 2005 of $0.9 million is included in other long-term liabilities in the Consolidated Balance Sheet. In determining the impact of SFAS 143, the Company considered the nature and scope of legal restoration obligation provisions contained in its third party ground leases, the historical retirement experience as an indicator of future restoration probabilities, intent in renewing existing ground leases through lease termination dates, current and future value and timing of estimated restoration costs, and the credit adjusted risk-free rate used to discount future obligations.

The following summarizes the activity of the asset retirement obligation liability:

	For the year ended December 31,
	2005	2004
	(in thousands)
Asset retirement obligation at January 1	$1,404	$1,195
Accretion expense	22	131
Reclassification of asset retirement obligation from discontinued operations	—	78
Revision in estimates	(484)	—

Asset retirement obligation at December 31	$942	$1,404

o.	Loss Per Share

Basic and diluted loss per share is calculated in accordance with SFAS No. 128, Earnings per Share. The Company has potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computations are the same for all periods presented. There were 4.6 million, 4.4 million and 3.8 million options outstanding at December 31, 2005, 2004, and 2003, respectively. For the year ended December 31, 2005, the

Company granted approximately 1.3 million options at exercise prices between $8.56 and $15.05 per share, which was the fair market value at the date of grant.

p.	Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net income (loss) and “other comprehensive income (loss).”

Comprehensive loss for the years ended December 31, 2005, 2004 and 2003 is comprised of the following:

	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Net loss	$(94,709)	$(147,280)	$(175,148)
Other comprehensive income, deferred gain from settlement of interest rate swap	14,460	—	—

Comprehensive loss	$(80,249)	$(147,280)	$(175,148)

For the year ended December 31, 2005, the Company’s net loss includes a deferred gain from the termination of two interest rate swap agreements entered in anticipation of the November 2005 CMBS Transaction (Note 12 and 14), resulting in a $14.8 million settlement payment to the Company. The settlement payment is being amortized based on the effective interest method over the anticipated five year life of the CMBS notes. The unamortized value of the settlement payment is recorded in accumulated other comprehensive income in the Consolidated Balance Sheets.

q.	Reclassifications

The Consolidated Statement of Cash Flows for the years ended December 31, 2005 and 2004 have been revised for asset impairment charges and depreciation, accretion and amortization relating to discontinued operations (See note 3).

3.	DISCONTINUED OPERATIONS

In March 2003 certain of the Company’s subsidiaries entered into a definitive agreement (the “Western tower sale”) to sell up to an aggregate of 801 towers, which represented substantially all of the Company’s towers in the Western two-thirds of the United States. The Company ultimately sold 784 of the 801 towers as part of the Western tower sale, representing all but three of the 787 total towers sold in 2003. On April 29, 2004, the Company received notification from the purchaser of the Western towers as to certain claims for indemnification totaling approximately $4.3 million. In December 2004, the claims for indemnification of $4.3 million were settled for $2.8 million and this amount was released to the purchaser of the Western towers. The remaining $1.5 million was released to the Company in December 2004. The Company recorded a charge of $2.1 million in 2004 relating to the settlement of the claims, which is included in discontinued operations, net of income taxes in the Consolidated Statement of Operations.

During the year ended December 31, 2004, the Company sold or disposed of 41 of the 61 towers held for sale at December 31, 2003, and reclassified 14 towers back to continuing operations, leaving six towers accounted for as discontinued operations as of December 31, 2004. These six towers were sold in the first two quarters of 2005. Gross proceeds realized from the sale of towers during the years ended December 31, 2005 and 2004 were $0.2 million and $1.2 million, respectively. These sales resulted in a gain of approximately $0.1 million and a loss on sale of approximately $1.6 million for the years ended December 31, 2005 and 2004, which is included in loss from discontinued operations, net of income taxes in the accompanying Consolidated Statement of Operations.

The December 31, 2003 loss from discontinued operations includes $3.4 million in asset impairment charges associated with the write-down of the carrying value of the 47 additional towers accounted for as discontinued operations at December 31, 2003 to their fair value less estimated cost to sell.

The following is a summary of the operating results of the discontinued operations relating to the Western tower sale and the 47 additional towers accounted for as discontinued operations:

	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Revenues	$16	$168	$11,208

Loss from operations, net of income taxes	$(43)	$(270)	$(6,170)
Gain (loss) on disposal of discontinued operations, net of income taxes	101	(1,622)	6,750

Gain (loss) from discontinued operations, net of income taxes	$58	$(1,892)	$580

A portion of the Company’s interest expense has been allocated to discontinued operations based upon the debt balance attributable to those operations. Interest expense allocated to discontinued operations was $0.8 million for the year ended December 31, 2003. No interest expense was allocated to discontinued operations in 2005 and 2004 as there was no associated debt outstanding during these years.

In May 2004, the Company’s Board of Directors approved a plan of disposition related to site development services operations (including both the site development consulting and site development construction segments) in the Western portion of the United States (“Western site development services”). In June 2004, two business units were sold, and two business units were abandoned within the Western site development services unit. In the third quarter of 2004, the remaining two site development construction business units within the Western site development services unit were sold. Gross proceeds realized from sale during 2004 were $0.4 million, and a loss on disposal of discontinued operations of $0.8 million was recorded during 2004.

The following is a summary of the operating results of the discontinued operations relating to the Western site development services:

	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Revenues	$51	$14,280	$19,961

Loss from operations, net of income taxes	$(119)	$(578)	$(378)
Loss on disposal of discontinued operations, net of income taxes	—	(787)	—

Loss from discontinued operations, net of income taxes	$(119)	$(1,365)	$(378)

No interest expense has been allocated to discontinued operations related to Western site development services for the years ended December 31, 2005, 2004 and 2003.

At December 31, 2005, there were no assets or liabilities held for sale and at December 31, 2004, there were $0.01 million of assets held for sale which relate to the Western services division. The notes to the consolidated financial statements for all years presented have been adjusted for the discontinued operations described above.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Pro forma disclosure is no longer an alternative under the new standard. Although early adoption is allowed, we will adopt SFAS 123R as of the required effective date for calendar year companies, which is January 1, 2006.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation expense is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. We have determined that we will use the “modified prospective” method to recognize compensation expense.

We currently utilize the Black-Scholes option pricing model to measure the fair value of stock options granted to our employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or “lattice” model. Based upon our evaluation of the alternative models available to value option grants, we have determined that we will continue to use the Black-Scholes model for option valuation.

Other Pronouncements

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 requires that the change in accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. Such a change would require the Company to restate its previously issued financial statements to reflect the change in accounting principle to prior periods presented. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s results of operations and financial position.

In March 2005, FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143)” (“FIN 47”) was issued. FIN 47 provides clarification with respect to the timing of liability recognition of legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year enterprises). The adoption of this statement did not have a material impact on the Company’s Consolidated Financial Statements.

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

Restricted cash at December 31, 2005 was $27.8 million. This balance includes $17.9 million of cash held in escrow to fund certain reserve accounts for the payment of debt service and certain expenses relating to the commercial mortgage pass-through certificates issued in November 2005 (See note 12 for further discussion of the restricted cash on the CMBS notes). Approximately $8.3 million of this balance relates to cash pledged as collateral to secure certain obligations of the Company and certain of its affiliates related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business, and is included in other assets. Approximately $1.6 million of the collateral relates to payment and performance bonds, which are shorter term in nature and are included in restricted cash and reflected as a current asset.

Restricted cash at December 31, 2004 was $9.9 million. This balance includes $7.9 million of cash pledged as collateral to secure certain obligations of the Company and certain of its affiliates related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business, and is included in other assets. Approximately $2.0 million of the collateral relates to payment and performance bonds, which are shorter term in nature and are included in restricted cash and reflected as a current asset.

6.	ACQUISITIONS

During 2005, the Company acquired 172 towers and related assets from various sellers as well as the equity of two entities, whose assets consisted almost entirely of 36 towers and related assets. The aggregate purchase price for all acquisitions was $73.5 million. The aggregate consideration paid was $55.1 million in cash and approximately 1,641,000 shares of Class A common stock. The Company accounted for all of the above tower acquisitions at fair market value at the date of acquisition. The results of operations of the acquired assets and companies are included with those of the Company from the dates of the respective acquisitions. None of the individual acquisitions or aggregate acquisitions consummated were significant to the Company and, accordingly, pro forma financial information has not been presented. In addition, the Company paid $0.2 million and issued approximately 24,000 shares of Class A common stock in settlement of contingent purchase price amounts payable as a result of acquired towers exceeding certain performance targets.

During 2004, the Company acquired five towers and related assets from various sellers. The aggregate consideration paid was $0.5 million in cash and approximately 413,000 shares of Class A common stock. In addition, the Company paid $0.6 million in settlement of contingent purchase price amounts payable as a result of towers it acquired having met or exceeded certain earnings or new tower targets.

In accordance with the provisions of SFAS No. 141, Business Combinations, the Company continues to evaluate all acquisitions within one year after the respective closing date of the transactions to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met. As a result of these evaluations, the Company has recorded on the balance sheet in intangible assets $32.0 million of the purchase price paid for acquisitions consummated prior to December 31, 2005. These intangible assets represent the value associated with current leases in place at the acquisition date and future tenant leases anticipated to be added to the acquired towers and were calculated using the discounted values of the current or future expected cash flows. The intangible assets are estimated to have an economic useful life consistent with the economic useful life of the related tower assets, which is typically 15 years.

The table below outlines the composition of the purchase price paid for acquisitions including earnouts:

	For the year ended December 31,
	2005	2004
	(in thousands)
Purchase price of acquisitions[1]
Amount paid in cash	$55,273	$492
Amount paid in stock	18,738	3,062

	$74,011	$3,554

Purchase price consists of:
Towers and related assets	$44,323	$1,219
Contract intangibles	29,680	2,335
Other assets	489	—
Other liabilities	(481)	—

	$74,011	$3,554

[1]	Amounts paid at acquisition do not include the impact of adjustments made at closing for the 172 towers acquired associated with prorated rental receipts and payments. The net impact of these adjustments was to reduce the amount paid in stock by approximately $0.3 million and the amount paid in cash by approximately $0.4 million for the year ended December 31, 2005 and to reduce the amount paid in stock of $0.1 million for the year ended December 31, 2004.

From time to time, the Company agrees to pay additional consideration for such acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the 1-3 years after they have been acquired. As of December 31, 2005, the Company has an obligation to pay up to an additional $2.2 million in consideration if the targets contained in various acquisition agreements are met. These obligations are associated with acquisitions within the Company’s site leasing segment. On certain acquisitions, at the Company’s option, additional consideration may be paid in cash or shares of Class A common stock. The Company records such obligations as additional consideration when it becomes probable that the targets will be met.

7.	INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible asset at December 31, 2005:

	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
	(in thousands)
Contract intangibles	$32,015	$(929)	$31,086
Covenants not to compete	6,231	(5,826)	405

	$38,246	$(6,755)	$31,491

All intangibles noted above are contained in our site leasing segment. Amortization expense relating to the intangible assets above was $1.9 million, $1.0 million and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated amortization expense on the Company’s contract intangibles and covenants not to compete is as follows:

For the year ended December 31,	Covenants not to Compete	Contract Intangibles	Total
	(in thousands)
2006	$398	$2,134	$2,532
2007	7	2,134	2,141
2008	—	2,134	2,134
2009	—	2,134	2,134
2010	—	2,134	2,134
Thereafter	—	20,416	20,416

Total	$405	$31,086	$31,491

8.	CONCENTRATION OF CREDIT RISK

The Company’s credit risks consist primarily of accounts receivable with national, regional and local wireless communications providers and federal and state governmental agencies. The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company generally does not require collateral. The following is a list of significant customers and the percentage of total revenue derived from such customers:

	Percentage of Total Revenues For the year ended December 31,
	2005	2004	2003
Cingular	25.5%	22.7%	20.3%
Sprint Nextel	20.8%	21.4%	13.5%
Bechtel Corporation*	5.0%	6.1%	10.4%

The Company’s site development consulting, site development construction and site leasing segments derive revenue from these customers. Client concentrations with respect to revenues in each of the segments are as follows:

	Percentage of Site Leasing Revenue for the year ended December 31,
	2005	2004	2003
Cingular	28.0%	27.5%	28.0%
Sprint Nextel	15.0%	14.3%	13.9%
Verizon	10.1%	9.5%	10.0%

	Percentage of Site Development Consulting Revenue for the year ended December 31,
	2005	2004	2003
Verizon Wireless	32.4%	26.1%	13.6%
Cingular	28.3%	26.6%	4.3%
Bechtel Corporation*	23.3%	24.7%	40.3%

	Percentage of Site Development Construction Revenue for the year ended December 31,
	2005	2004	2003
Sprint Nextel	34.9%	39.2%	15.3%
Cingular	20.3%	12.5%	5.5%
Bechtel Corporation*	11.6%	14.5%	28.9%

*	Substantially all the work performed for Bechtel Corporation was for its client Cingular.

At December 31, 2005 and 2004, three significant customers comprise 43.6% and 61.1%, respectively of site development and construction segments combined accounts receivable. These same customers comprise 41.0% and 60.2% of the Company’s total accounts receivable at December 31, 2005 and 2004, respectively.

9.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of the following:

	As of December 31, 2005	As of December 31, 2004
	(in thousands)
Costs incurred on uncompleted contracts	$94,323	$63,198
Estimated earnings	15,609	10,334
Billings to date	(86,139)	(55,717)

	$23,793	$17,815

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	As of December 31, 2005	As of December 31, 2004
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$25,184	$19,066
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,391)	(1,251)

	$23,793	$17,815

At December 31, 2005 three significant customers comprised 75.4% of the costs and estimated earnings in excess of billings, net of billings in excess of costs, while at December 31, 2004, two significant customers comprised 83.0% of the costs and estimated earnings in excess of billings, net of billings in excess of costs.

10.	PROPERTY AND EQUIPMENT

Property and equipment, excluding assets held for sale, consists of the following:

	As of December 31, 2005	As of December 31, 2004
	(in thousands)
Towers and related components	$1,117,497	$1,064,085
Construction-in-process	4,792	55
Furniture, equipment and vehicles	25,552	30,223
Land, buildings and improvements	22,549	20,658

	1,170,390	1,115,021
Less: accumulated depreciation	(442,057)	(369,190)

Property and equipment, net	$728,333	$745,831

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations.

Depreciation expense was $85.3 million, $89.3 million, and $92.3 million for the years ended December 31, 2005, 2004, and 2003, respectively. At December 31, 2005, non-cash capital expenditures that are included in accounts payable and accrued expenses were $3.2 million.

11.	ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of December 31, 2005	As of December 31, 2004
	(in thousands)
Salaries and benefits	$3,746	$2,941
Real estate and property	4,410	4,319
Other	7,388	7,737

	$15,544	$14,997

12.	CURRENT AND LONG-TERM DEBT

	As of December 31, 2005	As of December 31, 2004
	(in thousands)
Commercial mortgage pass-through certificates, series 2005-1, secured, interest payable monthly in arrears, balloon payment principal of $405,000,000 with an anticipated repayment date of November 15, 2010. Interest at varying rates (5.369% to 6.706%) at December 31, 2005.	$405,000	$—
8 1/2% senior notes, unsecured, interest payable semi- annually in arrears on June 1 and December 1. Balance due in full December 1, 2012.	162,500	250,000
9 3/4% senior discount notes, net of unamortized original issue discount of $44,424 and $98,337 at December 31, 2005 and 2004, respectively, unsecured, cash interest payable semi- annually in arrears beginning June 15, 2008, balloon principal payment of $261,316 due at maturity on December 15, 2011.	216,892	302,437
10 1/4% senior notes, unsecured, interest payable semi- annually in arrears, includes deferred gain related to termination of derivative of $1,909 at December 31, 2004. Amount repaid in full in February 2005.	—	51,894
Senior secured credit facility. This facility was paid in full in November 2005.		323,375
Senior secured credit facility. Facility originated in December 2005. No amounts outstanding at December 31, 2005.	—	—

	784,392	927,706
Less: current maturities	—	(3,250)

Long-term debt	$784,392	$924,456

Commercial Mortgage Pass-Through Certificates, Series 2005-1

On November 18, 2005, SBA CMBS-1 Depositor LLC (the “Depositor”), an indirect subsidiary of the Company, sold, in a private transaction, $405 million of CMBS Notes, Series 2005-1 issued by SBA CMBS Trust (the “Trust”), a trust established by the Depositor (the “CMBS Transaction”). The CMBS Notes consist of five classes, all of which are rated investment grade, as indicated in the table below:

Subclass	Initial Subclass Principal Balance	Pass through Interest Rate
	(in thousands)
2005-1A	$238,580	5.369%
2005-1B	48,320	5.565%
2005-1C	48,320	5.731%
2005-1D	48,320	6.219%
2005-1E	21,460	6.709%

	$405,000	5.608%

The contract weighted average fixed interest rate of the CMBS Notes is 5.6% and the effective weighted average fixed interest rate to SBA Properties is 4.8%, after giving effect to a settlement gain of two interest rate swap agreements entered in contemplation of the transaction. The Company terminated the interest rate swap agreements in November 2005, resulting in a $14.8 million settlement payment to the Company. The settlement payment will be amortized into interest expense on the statement of operations utilizing the effective interest method over the anticipated five year life of the CMBS Notes and will reduce the effective interest rate on the CMBS Notes by 0.8%. The

CMBS Notes have an anticipated repayment date of November 15, 2010 with a final repayment date in 2035. As discussed below, the proceeds of the CMBS Notes were primarily used to repay the senior credit facility of SBA Senior Finance, Inc. and to fund reserves and pay expenses associated with the offering. The Company paid deferred fees of $12.0 million in connection with the closing of this transaction.

In connection with the CMBS Transaction, the $400 million Amended and Restated Credit Agreement (“Senior Credit Facility”), dated as of January 30, 2004, among SBA Senior Finance, as borrower and the lenders (the “Loan Agreement”) was amended and restated to replace SBA Properties as the new borrower under the Loan Agreement and to completely release SBA Senior Finance and the other guarantors of any obligations under the Loan Agreement, to increase the principal amount of the loan to $405.0 million and to amend various other terms (as amended and restated, the “Mortgage Loan Agreement”). Furthermore, the Mortgage Loan Agreement was purchased by the Depositor with proceeds from the CMBS Transaction. The Depositor then assigned the Mortgage Loan to the Trust, who will have all rights as Lender under the Mortgage Loan Agreement.

The Mortgage Loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the 1,714 tower sites and their operating cash flows, (2) a security interest in substantially all of SBA Properties’ personal property and fixtures and (3) SBA Properties’ rights under the Management Agreement (as defined below). SBA CMBS-1 Guarantor LLC (“Guarantor”), a subsidiary of SBA CMBS-1 Holdings LLC, a wholly owned indirect subsidiary of the Company and the direct parent of SBA Properties, guarantees all of the payment under the Mortgage Loan (the “Guaranty”) and other obligations under the CMBS Notes. The Guarantor is a special purpose company established for the sole purpose of holding the equity interest of SBA Properties. As security for its guaranty, the Guarantor grants a first priority security interest in 100% of the equity interest of SBA Properties. The Guarantor owns no assets other than the equity interest of the SBA Properties, is prohibited from acquiring any other assets or incurring any liabilities, and has no employees. SBA Holdings will guaranty all of the payment obligations of the Borrower under the Mortgage loan (the “Parent Guaranty”) and will grant a first priority security interest in 100% of the equity interest of the Guarantor as security for the Parent Guaranty. SBA Holdings will have no material assets other than the equity interest of the Guarantor. No other affiliate of the Borrower will guaranty repayment of the Mortgage loan.

The Mortgage Loan documents include covenants customary for mortgage loans subject to rated securitizations. Among other things, SBA Properties is prohibited from incurring other indebtedness for borrowed money or further encumbering its assets. The organizational documents of SBA Properties were amended to limit its purposes and to add provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that SBA Properties maintains at least two independent directors.

The CMBS Notes contain certain covenants that require SBA Properties to provide the Indenture Trustee reasonable access rights to its tower sites, including the right to conduct site investigations with respect to environmental matters; promptly notify the Indenture Trustee of any material adverse changes or the existence of an event of default under the CMBS Notes; and provide regular financial and operating reports.

SBA Properties is required to make monthly payments of interest on the Mortgage Loan. Interest on the Mortgage Loan will be paid from the operating cash flows from SBA Properties’ 1,714 tower sites. Subject to certain limited exceptions described below, no payments of principal will be required to be made prior to November 2010, which is the anticipated repayment date (“ARD”). On a monthly basis, the excess cash flows of SBA Properties, held by the indenture trustee, after payment of principal, interest, reserves, and expenses, are distributed to SBA Properties.

As of the end of any calendar quarter if the debt service coverage ratio (defined as the Net Cash Flow per the Mortgage Loan Agreement divided by the amount of interest expense on the Mortgage Loan, servicing fees and trustee fees that SBA Properties will be required to pay over the succeeding twelve months) falls to 1.30 times or lower, then all cash flow in excess of amounts required under the loan document to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments will be deposited into a reserve account instead of being released to SBA Properties. The funds in the reserve account will not be released to SBA Properties unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times (“Minimum DSCR”) as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the Mortgage Loan. The amortization period will continue until such time the Minimum DSCR exceeds 1.15 times for one quarter.

SBA Properties may not prepay the Mortgage Loan in whole or in part at any time prior to November 2010, except in limited circumstances (such as the occurrence of certain casualty and condemnation events relating to SBA Properties’ tower sites). Thereafter, prepayment is permitted provided it is accompanied by any applicable prepayment consideration. If the prepayment occurs within nine months of the final maturity date, no prepayment consideration is due. The entire unpaid principal balance of the Mortgage Loan will be due in November 2035. The Mortgage Loan may be defeased in whole at any time prior to the ARD with United States government securities.

In connection with the Mortgage Loan, SBA Properties entered into a management agreement (the “Management Agreement”) with Network Management to manage all of SBA Properties’ tower sites. Pursuant to the Management Agreement, Network Management performs those functions reasonably necessary to maintain, market, operate, manage and administer SBA Properties’ tower sites. Additionally, Network Management arranges for the payment of all operating expenses and the funding of all capital expenditures out of amounts on deposit in one or more operating accounts maintained on SBA Properties’ behalf. For each calendar month, Network Management is entitled to receive a management fee equal to 10% of SBA Properties’ operating revenues for the immediately preceding calendar month.

In connection with issuance of the CMBS Notes, the Company is required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the Mortgage Loan governing the CMBS Notes to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and service expenses, and to reserve a portion of advance rents from tenants on the 1,714 tower sites. Based on the terms of the CMBS Notes, all rental cash receipts each month are restricted and held by the indenture trustee. The monies held by the indenture trustee as of December 31, 2005 are classified as restricted cash on the Company’s Balance Sheet. The monies held by the indenture trustee in excess of required reserve balances are subsequently released to SBA Properties on or before the 15th calendar day following month end. On January 10, 2006, $11.6 million of the restricted cash balance was released to SBA Properties.

8 1/2% Senior Notes

On December 1, 2004, the Company issued $250.0 million of its 8 1/2% senior notes due 2012, which produced net proceeds of $244.8 million after deducting offering expenses. Interest accrues on the notes and is payable in cash semi-annually in arrears on June 1 and December 1, commencing June 1, 2005. The proceeds from this offering were available to be used to repurchase and/or redeem any remaining 10 1/4% senior notes, repurchase 9 3/4% senior discount notes, or repay a portion of the amount outstanding under the revolving line of credit of our senior credit facility. Proceeds from the 8 1/2% senior notes were used to repurchase and/or redeem the 10 1/4% senior notes as discussed below.

On November 7, 2005, the Company redeemed $87.5 million of these notes and paid the applicable premium for the redemption with proceeds from the October 5, 2005 equity offering.

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

9 3/4% Senior Discount Notes

In December 2003, the Company and Telecommunications co-issued $402.0 million of their 9 3/4% senior discount notes due 2011, which produced net proceeds of approximately $267.1 million after deducting offering expenses. The senior discount notes accrete in value until December 15, 2007 at which time, after giving effect to the redemptions discussed below, they will have an aggregate principal amount of $261.3 million at maturity. Thereafter, interest accrues on the senior discount notes and will be payable in cash semi-annually in arrears on June 15 and December 15, commencing June 15, 2008. Proceeds from the senior discount notes were used to tender for approximately $153.3 million of the Company’s 12% senior discount notes and for general working capital purposes. During 2004, the Company exchanged $1.3 million in face value of the 9 3/4% senior discount notes for approximately 136,000 shares of the Company’s Class A common stock.

On May 11, 2005, the Company redeemed an accreted balance of $68.9 million of the 9 3/4% senior discount notes and paid the applicable premium for the redemption with the proceeds from the May 11, 2005 equity offering.

On November 7, 2005, the Company redeemed an accreted balance of $42.9 million of the Company’s 9 3/4% senior discount notes and paid the applicable premium for the redemption with proceeds from the October 5, 2005 equity offering.

The 9 3/4% senior discount notes are unsecured and are pari passu in right of payment with the Company’s other existing and future senior indebtedness. The 9 3/4% senior discount notes place certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sales of assets, transactions with affiliates, sale and leaseback transactions, certain investments and the Company’s ability to merge or consolidate with other entities. The ability of the Company to comply with the covenants and other terms of the 9 3/4% senior discount notes and to satisfy its respective debt obligations will depend on the future operating performance of the Company. In the event the Company fails to comply with the various covenants contained in the 9 3/4% senior discount notes, it would be an event of default under the indenture governing the notes and the trustee may accelerate the maturity of the notes. In addition, the acceleration of amounts due under the senior credit facility would also cause a cross-default under the indenture for the 9 3/4% senior discount notes.

Senior Secured Credit Facility (closed in December 2005)

On December 22, 2005, SBA Senior Finance II closed on a new senior secured revolving credit facility in the amount of $160.0 million (“GECC II facility”). The new facility replaces Lehman facility which was assigned and became the Mortgage Loan underlying the Company’s recent $405 million commercial mortgage-backed securities issuance. The Company paid deferred financing fees of $1.1 million associated with the closing of this transaction.

The new facility consists of a $160 million revolving loan which may be borrowed, repaid and redrawn, subject to compliance with certain covenants. The new facility will mature on December 21, 2007. Amounts borrowed under the facility will accrue interest at LIBOR plus a margin that ranges from 75 basis points to 200 basis points or at base rate plus a margin that ranges from 12.5 basis points to 100 basis points. Unused amounts on this facility accrue interest at 37.5 basis points on the $160.0 million committed amount. Amounts borrowed under this facility will be secured by a first lien on substantially all of SBA Senior Finance II’s assets and are guaranteed by the Company and certain of its other subsidiaries. No amounts were drawn on this facility as of December 31, 2005.

The new senior credit facility requires SBA Senior Finance II to maintain specified financial ratios, including ratios regarding its debt to annualized operating cash flow, debt service, cash interest expense and fixed charges for each quarter. This new senior credit facility contains affirmative and negative covenants that, among other things, limits its ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and build and/or acquire towers without anchor or acceptable tenants. SBA Senior Finance II’s ability in the future to comply with the covenants and access the available funds under the senior credit facility in the future will depend on its future financial performance. As of December 31, 2005, SBA Senior Finance II was in full compliance with the terms of the new credit facility and had the ability to draw an additional $39.1 million.

10 1/4% Senior Notes

In February 2001, the Company issued $500.0 million of its 10 1/4% senior notes due 2009, which produced net proceeds of approximately $484.3 million after deducting offering expenses. Proceeds from the senior notes were used to acquire and construct telecommunications towers, repay borrowings under the senior credit facility, and for general working capital purposes.

During the year ended December 31, 2004, the Company exchanged $49.7 million in principal amount of the notes for 8.7 million shares of Class A common stock. Additionally, the Company repurchased $306.8 million in principal amount of the notes in the open market for $320.5 million in cash. During 2004, the Company recognized a loss on extinguishment of debt of $14.9 million and wrote-off deferred financing fees of $6.2 million in connection with the 10 1/4% senior note retirement transactions.

On November 16, 2004, the Company commenced a cash tender offer to purchase up to $236.5 million aggregate principal amount of its 10 1/4% senior notes of which $186.5 million was tendered. The Company offered consideration of $1,050.75 per $1,000 of principal amount of the notes tendered plus a premium of $10.00 per $1,000 of principal amount of notes tendered prior to November 30, 2004. Tenders submitted after November 30, 2004, and prior to the expiration date of December 14, 2004 did not receive the premium of $10.00 per $1,000 of principal amount tendered. Consequently at December 31, 2004, there was $50.0 million of the 10 1/4% senior notes remaining outstanding. The remaining 10 1/4% senior notes were redeemed by the Company on February 1, 2005 for $52.5 million plus accrued interest, in accordance with the terms of the indenture.

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

Senior Secured Credit Facility (paid in full November 2005)

On January 30, 2004, SBA Senior Finance closed on a senior credit facility in the amount of $400.0 million (“Lehman facility”). This facility consisted of a $275.0 million term loan which was funded at closing, a $50.0 million delayed draw term loan, and a $75.0 million revolving line of credit. This facility accrued interest at either the Eurodollar Rate (as defined in the senior credit facility) plus a spread of 350 basis points or the Base Rate (as defined in the senior credit facility), plus a spread of 250 basis points, SBA Senior Finance used the proceeds from funding of the $275.0 million term loan under this credit facility to repay the GECC I facility in full. This facility was subsequently repaid in full from proceeds obtained from the CMBS transaction noted above in November 2005. As a result of this repayment, SBA Senior Finance wrote off deferred financing fees associated with this facility of $5.4 million.

Senior Secured Credit Facility (paid in full January 2004)

On May 9, 2003, Telecommunications closed on a senior credit facility in the amount of $195.0 million from General Electric Capital Corporation and affiliates of Oak Hill Advisors, Inc. (“GECC I facility”). The facility consisted of $95.0 million of term loans and a $100.0 million revolving line of credit. In November 2003, in connection with the offering of the Company’s 9 3/4% senior discount notes and the Company’s tender offer for 70% of its outstanding 12% senior discount notes, SBA Senior Finance assumed all rights and obligations of Telecommunications under the senior credit facility pursuant to an amended and restated credit agreement with the senior credit lenders. Telecommunications was released from any obligation to repay the indebtedness under the senior credit facility. Simultaneously with this assumption, Telecommunications contributed substantially all of its assets, consisting primarily of stock in our various operating subsidiaries, to SBA Senior Finance. The Company refinanced this credit facility in January 2004 with the proceeds obtained from the Lehman facility noted above.

As of December 31, 2005, the Company was in compliance with the covenants of the indentures relating to the CMBS notes, the 8 1/2% senior notes, the 9 3/4% senior discount notes, and the December 2005 senior secured credit facility. The Company’s debt matures as follows:

For the year ended December 31,	(in thousands)
2006	$—
2007	—
2008	—
2009	—
2010	—
Thereafter*	784,392

Total	$784,392

*	Includes 9 3/4% senior discount notes at an accreted value of $216.9 million as of December 31, 2005. These notes will have an accreted value of $261.3 million at their maturity date of December 15, 2011.

13.	SHAREHOLDERS’ EQUITY

a.	Offerings of Common Stock

In July 2000, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission registering the sale of up to $500.0 million of any combination of Class A common stock, preferred stock, debt securities, depository shares, or warrants. On May 11, 2005, the Company issued 8.0 million shares of Class A common stock off of the universal shelf registration statement. The net proceeds were $75.4 million after deducting underwriters’ fees and offering expenses, and were used to redeem an accreted balance of $68.9 million of the 9 3/4% senior discount notes.

On October 5, 2005, the Company issued 10.0 million shares of Class A common stock off of the universal shelf registration statement. The net proceeds were $151.5 million after deducting underwriters’ fees and offering expenses, and were used to redeem $130.4 million of the Company’s 9  3/4% senior discount notes and 8 1/2% senior notes. At December 31, 2005, the Company can issue up to $21.4 million of securities under our universal shelf registration statement.

b.	Registration of Additional Shares

During 2001, the Company filed a shelf registration statement on Form S-4 with the Securities and Exchange Commission registering an aggregate 5.0 million shares of its Class A common stock. These 5.0 million shares are in addition to 3.0 million shares registered during 2000. These shares may be issued in connection with acquisitions of wireless communication towers or companies that provide related services. During the years ended December 31, 2005, 2004 and 2003, the Company issued 1.7 million shares, 0.4 million shares and zero shares, respectively, of its Class A common stock pursuant to these registration statements in connection with acquisitions. At December 31, 2005, 2.3 million shares remain available for issuance under this shelf registration.

c.	Other Common Stock Transactions

During 2004, the Company exchanged $49.7 million of its 10 1/4% senior notes for 8.7 million shares of its Class A common stock. The Company also exchanged $1.3 million in face value of its 9 3/4% senior discount notes for approximately 136,000 shares of its Class A common stock.

d.	Employee Stock Purchase Plan

In 1999, the Board of Directors of the Company adopted the 1999 Stock Purchase Plan (the “Purchase Plan”). A total of 500,000 shares of Class A common stock were reserved for purchase under the Purchase Plan. During 2003, an amendment to the Purchase Plan was adopted which increased the number of shares reserved for purchase from 500,000 to 1,500,000 shares. The Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to 85% of the fair market value of the Class A common stock on the last day of an offering period. No compensation expense is recognized for the difference between the employees’ purchase price and the fair value of the stock. For the year ended December 31, 2005, employees purchased 69,711 shares under the Purchase Plan. At December 31, 2005, approximately 675,000 shares remain which can be issued under the Purchase Plan.

e.	Non-Cash Compensation

From time to time, restricted shares of Class A common stock or options to purchase Class A common stock have been granted under the Company’s equity participation plans at prices below market value at the time of grant. The Company recorded approximately $0.5 million, $0.5 million and $0.8 million of non-cash compensation expense during the years ended December 31, 2005, 2004 and 2003, respectively.

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

14.	DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swap

On June 22, 2005, in anticipation of the CMBS Transaction (see note 12), the Company entered into two forward-starting interest rate swap agreements, each with a notional principal amount of $200.0 million to hedge the variability of future interest rates on the CMBS Transaction. Under the swap agreements, we agreed to pay the counterparties a fixed interest rate of 4.199% on the total notional amount of $400.0 million, beginning on December 22, 2005 through December 22, 2010 in exchange for receiving floating payments based on three-month LIBOR on the same notional amount for the same five year period. The Company determined the swaps to be effective cash flow hedges and recorded the fair value of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes.

On November 4, 2005, two of our subsidiaries entered into a purchase agreement with Lehman Brothers Inc. and Deutsche Bank Securities Inc. regarding the purchase and sale of $405.0 million of CMBS Notes issued by the Trust. In connection with this agreement, the Company terminated the interest rate swap agreements, resulting in a $14.8 million settlement payment to the Company. The settlement payment will be amortized into interest expense on the Statement of Operations utilizing the effective interest method over the anticipated five year life of the Certificates and will reduce the effective interest rate on the Certificates by 0.8%. During 2005, the Company amortized $0.3 million of this settlement into interest expense for the year ended December 31, 2005. The unamortized value of the settlement payment is recorded in accumulated other comprehensive income in the Consolidated Balance Sheets.

Fair Value Hedge

The Company previously had an interest rate swap agreement to manage its exposure to interest rate movements by effectively converting a portion of its fixed rate 10 1/4% senior notes to variable rates. The swap qualified as a fair value hedge. The notional principal amount of the swap was $100.0 million and the maturity date and payment provisions matched that of the underlying senior notes.

The counter-party to the interest rate swap agreement terminated the swap agreement in October 2002. In connection with this termination, the counter-party paid the Company $6.2 million, which included approximately $0.8 million in accrued interest. The remaining approximately $5.4 million received was deferred and recognized as a reduction to interest expense over the remaining term of the senior notes using the effective interest method. Amortization of the deferred gain during 2004 and 2003 was approximately $0.7 million. Additionally, $1.9 million of the deferred gain was recognized as a reduction in loss from write-off of deferred financing fees and extinguishment of debt in connection with the repurchase of $186.5 million of 10 1/4% senior notes in December 2004. The balance of $1.9 million outstanding at December 31, 2004 was written off in connection with the repayment of the 10 1/4% senior notes in February 2005 and is included as a reduction in loss from write-off of deferred financing fees and extinguishment of debt on the Statement of Operations.

15.	STOCK OPTIONS

The Company has three stock option plans (the 1996 Stock Option Plan, the 1999 Equity Participation Plan and the 2001 Equity Participation Plan) whereby options (both non-qualified and incentive stock options), stock appreciation rights and restricted stock may be granted to directors, employees and consultants. Upon adoption of the 2001 Equity Participation Plan, all unissued options under the 1996 Stock Option Plan and the 1999 Equity Participation Plan were cancelled. The 2001 Equity Participation Plan provides for a maximum issuance of shares, together with all outstanding options and unvested shares of restricted stock under all three of the plans, equal to 15% of the Company’s common stock outstanding, adjusted for certain shares issued and the exercise of certain options.

A summary of shares reserved for future issuance under these plans as of December 31, 2005 is as follows:

(in thousands)
Reserved for 1996 Stock Option Plan	114
Reserved for 1999 Equity Participation Plan	438
Reserved for 2001 Equity Participation Plan	10,251

10,803

These options generally vest between three and six years from the date of grant on a straight-line basis and generally have a ten year life.

A summary of the status of the Company’s stock option plans including their weighted average exercise price is as follows:

	2005		2004		2003
	Shares	Price	Shares	Price	Shares	Price
	(shares in thousands)
Outstanding at beginning of year	4,415	$7.04	3,788	$7.79	2,848	$11.37
Granted	1,345	$8.91	1,390	$4.27	1,630	$2.20
Exercised/redeemed	(978)	$4.04	(173)	$3.11	(34)	$1.26
Forfeited/canceled	(207)	$7.29	(590)	$6.81	(656)	$9.78

Outstanding at end of year	4,575	$8.22	4,415	$7.04	3,788	$7.79

Options exercisable at end of year	1,516	$12.46	1,588	$11.56	1,235	$12.66

Option groups outstanding at December 31, 2005 and related weighted average exercise price and remaining life, in years, is as follows:

Options Outstanding				Options Exercisable
Range	Outstanding (in thousands)	Weighted Average Contractual Life	Weighted Average Exercise Price	Exercisable (in thousands)	Weighted Average Exercise Price
$0.05 - $ 4.00	1,131	6.9	$2.32	388	$2.43
$4.15 - $ 9.75	2,589	8.4	$6.90	420	$6.70
$10.17 - $14.80	349	6.7	$13.03	206	$12.63
$15.05 - $24.75	289	4.5	$17.22	285	$17.25
$26.63 - $50.13	217	5.0	$34.98	217	$34.98

	4,575		$8.22	1,516	$12.46

16.	RESTRUCTURING

In response to capital market conditions in the telecommunications industry in 2002 and 2003, the Company implemented various restructuring plans discussed below.

2002 Plan

In February 2002, as a result of the continued deterioration of capital market conditions for wireless carriers, the Company announced it was reducing its capital expenditures for new tower development and acquisition activities, suspending any material new investment for additional towers, and reduced its workforce and closed or consolidated offices. In connection with this restructuring, a portion of the Company’s workforce was reduced and certain offices were closed, substantially all of which were primarily dedicated to new tower development activities in the site development segment. The accrual of approximately $0.5 million remaining at December 31, 2005 with respect to the 2002 plan, relates to remaining obligations through the year 2012 associated with offices exited or downsized as part of this plan.

The following summarizes the activity during the year ended December 31, 2005 related to the 2002 restructuring plan:

	Accrual as of January 1, 2005	Restructuring Charges	Payments	Accrual as of December 31, 2005
	(in thousands)
Employee separation and exit costs	$733	$50	$(267)	$516

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

During the year ended December 31, 2004, restructuring charges of $0.04 million and non-cash adjustments reducing these charges of $0.04 million were recorded relating to the 2003 restructuring plan. As of December 31, 2004, there were no remaining liabilities relating to the 2003 restructuring plan.

Restructuring expense for the years ended December 31, 2005, 2004, and 2003, which relate to the 2003 and 2002 restructuring plans consisted of the following:

	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Abandonment of new tower build and acquisition work-in-process and related construction materials	$-	$(110)	$617
Employee separation and exit costs	50	360	1,477

	$50	$250	$2,094

17.	ASSET IMPAIRMENT CHARGES

During 2005, the Company reevaluated its future cash flow expectations on one tower that has not achieved expected lease up results. The resulting change in fair value of this tower, as determined using a discounted cash flow analysis, resulted in an impairment charge of $0.2 million. By comparison, in 2004 the Company reevaluated its future cash flow expectations on ten towers and other related equipment that have not achieved expected lease up results. The change in fair value of these towers, as determined using a discounted cash flow analysis, resulted in an impairment charge of $2.6 million.

Additionally in 2004, the Company reevaluated its future cash flow expectations on three microwave networks utilized by its customers. One of these customers rejected their microwave backhaul agreements under the settlement plan approved as part of their bankruptcy. The other customer notified the Company in the fourth quarter of 2004 of their intention not to renew their agreement upon expiration. An analysis of these networks resulted in a remote possibility of other customers utilizing the network. As a result, the Company wrote down the value of the underlying equipment utilized in these networks and recorded a charge of $4.5 million. Furthermore, in the fourth quarter of 2005, the Company determined that the remaining microwave network equipment has no residual value and recorded an additional charge of $0.2 million. These amounts are included in asset impairment charges in the Consolidated Statement of Operations for the years ended December 31 2005 and 2004, respectively.

During the second quarter of 2004, the Company identified 14 towers previously classified as held for sale and included in discontinued operations and reclassified them into continuing operations as of June 30, 2004 in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As a result of this reclassification, the book value of the towers were recorded at the lower of (1) the carrying amount of the tower before it was classified as held for sale, net of any depreciation expense that would have been recognized had the asset never been classified as held for sale; or (2) the estimated fair value of the tower at the date of the subsequent decision not to sell. As a result of applying SFAS 144, the Company increased the book value of these towers by $0.3 million, and recorded this credit as a net reduction to asset impairment charges in the Consolidated Statements of Operations for the year ended December 31, 2004.

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

18.	INCOME TAXES

The provision (benefit) for income taxes from continuing operations consists of the following components:

	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Current provision for taxes:
Federal income tax	$—	$—	$125
State and local taxes	2,104	710	1,604

Total current	2,104	710	1,729

Deferred provision (benefit) for taxes:
Federal income tax	(30,686)	(44,937)	(54,941)
State and local taxes	(3,259)	(10,622)	(12,658)
Increase in valuation allowance	33,945	55,559	67,599

Total deferred	—	—	—

Total	$2,104	$710	$1,729

A reconciliation of the provision (benefit) for income taxes from continuing operations at the statutory U.S. Federal tax rate (34%) and the effective income tax rate is as follows:

	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Statutory Federal benefit	$(31,466)	$(48,726)	$(59,031)
State and local taxes	(762)	(6,542)	(7,171)
Other	387	419	332
Valuation allowance	33,945	55,559	67,599

	$2,104	$710	$1,729

The components of the net deferred income tax asset (liability) accounts are as follows:

	As of December 31,
	2005	2004
	(in thousands)
Allowance for doubtful accounts	$370	$391
Deferred revenue	4,675	4,186
Accrued liabilities	3,661	2,971
Valuation allowance	(8,706)	(7,548)

Current net deferred taxes	$—	$—

Original issue discount	13,476	10,717
Net operating loss	245,585	250,322
Property, equipment & intangible basis differences	(6,827)	(3,738)
Straight-line rents	5,792	10,273
Early extinguishment of debt	5,249	—
Other	2,399	2,966
Valuation allowance	(265,674)	(270,540)

Non-current net deferred taxes	$—	$—

The Company has recorded a valuation allowance for deferred tax assets as management believes that it is not “more likely than not” that the Company will be able to generate sufficient taxable income in future periods to recognize the assets. The net change in the valuation allowance for the years ended December 31, 2005, 2004 and 2003 was $(3.7) million, $57.9 million, and $68.6 million, respectively.

The Company has available at December 31, 2005, a net federal operating tax loss carry-forward of approximately $722.1 million. These net operating tax loss carry-forwards will expire between 2020 and 2025. The Internal Revenue Code places limitations upon the future availability of net operating losses based upon changes in the equity of the Company. If these occur, the ability for the Company to offset future income with existing net operating losses may be limited. In addition the Company has available at December 31, 2005, a net state operating tax loss carry-forward of approximately $486.2 million. These net operating tax loss carry-forwards will expire between 2006 and 2025.

19.	COMMITMENTS AND CONTINGENCIES

a.	Operating Leases

The Company is obligated under various non-cancelable operating leases for land, office space, vehicles and equipment, and site leases that expire at various times through December 2104. The annual minimum lease payments under non-cancelable operating leases in effect as of December 31, 2005 are as follows:

For the year ended December 31,	(in thousands)
2006	$28,281
2007	27,443
2008	28,197
2009	27,827
2010	27,487
Thereafter	486,939

Total	$626,174

Principally, all of the leases provide for renewal at varying escalations. Fixed rate escalations have been included in the table disclosed above.

Rent expense for operating leases was $32.6 million, $33.0 million and $34.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts exclude $0.05 million, $0.5 million and $0.7 million, respectively, which is included in restructuring and other charges. In addition, certain of the Company’s leases include contingent rent provisions which provide for the lessor to receive additional rent upon the attainment of certain tower operating results and/or lease-up. Contingent rent expense for the year ended December 31, 2005, 2004 and 2003 was, $2.2 million, $2.0 million and $1.4 million, respectively.

b.	Tenant Leases

The annual minimum tower lease income to be received for tower space and antenna rental under non-cancelable operating leases in effect as of December 31, 2005 are as follows:

For the year ended December 31,	(in thousands)
2006	$155,492
2007	131,777
2008	113,869
2009	88,538
2010	44,548
Thereafter	33,894

Total	$568,118

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

d.	Contingent Purchase Obligations

From time to time, the Company agrees to pay additional consideration for acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the 1-3 years after they have been acquired. As of December 31, 2005, the Company has an obligation to pay up to an additional $2.2 million in consideration if the targets contained in various acquisition agreements are met. These obligations are associated with acquisitions within the Company’s site leasing segment. On certain acquisitions, at the Company’s option, additional consideration may be paid in cash or shares of Class A common stock. The Company records such obligations as additional consideration when it becomes probable that the targets will be met. For the year ended December 31, 2005, 2004 and 2003 certain earnings targets associated with the acquired towers were achieved, and therefore, the Company paid in cash $0.2 million, $0.6 million and $1.1 million, respectively. In addition, for the year ended December 31, 2005, the Company issued approximately 24,000 shares of Class A common stock in settlement of contingent price amounts payable as a result of acquired towers exceeding certain performance targets.

20.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code that provides for voluntary employee contributions of 1% to 14% of compensation. Employees have the opportunity to participate following completion of three months of employment and must be 21 years of age. Employer matching begins after completion of one year of service. For the years ended December 31, 2005, 2004 and 2003, the Company made a discretionary matching contribution of 50% of an employee’s contributions up to a maximum of $3,000. Company matching contributions were approximately $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

21.	SEGMENT DATA

The Company operates principally in three business segments: site leasing, site development consulting, and site development construction. The Company’s reportable segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations. Revenues, cost of revenues (exclusive of depreciation, accretion and amortization), capital expenditures (including assets acquired through the issuance of shares of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company continues to operate are presented below:

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment(1)	Total
	(in thousands)
For the year ended December 31, 2005
Revenues	$161,277	$13,549	$85,165	$—	$259,991
Cost of revenues	$47,259	$12,004	$80,689	$—	$139,952
Operating income (loss) from continuing operations	$14,349	$544	$(2,360)	$(8,338)	$4,195
Capital expenditures(2)	$100,879	$57	$361	$804	$102,101

For the year ended December 31, 2004
Revenues	$144,004	$14,456	$73,022	$—	$231,482
Cost of revenues	$47,283	$12,768	$68,630	$—	$128,681
Operating (loss) income from continuing operations	$(11,706)	$431	$(3,127)	$(9,479)	$(23,881)
Capital expenditures(2)	$7,706	$63	$317	$919	$9,005

For the year ended December 31, 2003
Revenues	$127,852	$12,337	$51,920	$—	$192,109
Cost of revenues	$47,793	$11,350	$47,333	$—	$106,476
Operating loss from continuing operations	$(39,395)	$(668)	$(4,976)	$(8,786)	$(53,825)
Capital expenditures(2)	$15,105	$124	$2,458	$575	$18,262

Assets
As of December 31, 2005	$834,923	$4,005	$51,381	$62,227	$952,536
As of December 31, 2004(3)	$784,571	$4,183	$42,170	$86,320	$917,244

(1)	Assets not identified by segment consist primarily of general corporate assets

(2)	Includes acquisitions and related earn-outs

(3)	Amounts in 2004 have been reclassified to conform to 2005 presentation.

22.	QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(in thousands, except per share amounts)
Revenues	$72,418	$66,021	$63,248	$58,304
Operating income (loss) from continuing operations	3,885	2,603	(229)	(2,064)
Depreciation, accretion, and amortization	(22,258)	(21,673)	(21,644)	(21,643)
Asset impairment charges	(160)	16	(40)	(214)
Loss from writeoff of deferred financing fees and extinguishment of debt	(19,541)	—	(8,244)	(1,486)
Loss from continuing operations	(32,282)	(14,447)	(26,376)	(21,543)
(Loss) gain from discontinued operations	(15)	3	121	(170)
Net loss	$(32,297)	$(14,444)	$(26,255)	$(21,713)
Per common share - basic and diluted:
Loss from continuing operations	$(0.38)	$(0.19)	$(0.38)	$(0.33)
Loss from discontinued operations	—	—	—	—

Net loss per share	$(0.38)	$(0.19)	$(0.38)	$(0.33)

	Quarter Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
	(in thousands, except per share amounts)
Revenues	$65,533	$58,743	$56,347	$50,859
Operating loss from continuing operations	(6,937)	(3,403)	(6,210)	(7,331)
Depreciation, accretion, and amortization	(22,351)	(22,641)	(22,646)	(22,815)
Asset impairment charges	(5,472)	(88)	(1,515)	(17)
Loss from writeoff of deferred financing fees and extinguishment of debt	(16,433)	(2,093)	(454)	(22,217)
Loss from continuing operations	(41,516)	(24,830)	(26,177)	(51,500)
Loss from discontinued operations	(320)	(2,542)	(470)	75
Net loss	$(41,836)	$(27,372)	$(26,647)	$(51,425)
Per common share - basic and diluted:
Loss from continuing operations	$(0.65)	$(0.43)	$(0.46)	$(0.92)
Loss from discontinued operations	(0.01)	(0.04)	(0.01)	—

Net loss per share	$(0.66)	$(0.47)	$(0.47)	$(0.92)

Because loss per share amounts are calculated using the weighted average number of common and dilutive common shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total loss per share amounts for the year.

23.	SUBSEQUENT EVENTS

Subsequent to December 31, 2005, the Company closed on the acquisition of 66 towers for an aggregate purchase price of $18.9 million, which was paid in cash.

On February 22, 2006, SBA Senior Finance II entered into three forward-starting interest rate swap agreements, at an aggregate notional principal amount of $200 million, to hedge the variability of future interest rates in anticipation of the issuance of debt, which is expected to be issued on or before December 21, 2007 by an affiliate of SBA Communications Corporation. Under the swap agreements, Senior Finance II has agreed to pay a fixed monthly interest rate of 5.024% on a total notional amount of $200 million, beginning on or before December 21, 2007 through December 21, 2012, in exchange for receiving floating payments based on three-month LIBOR on the same notional amount for the same five-year period. The swap agreements will be settled in cash, in accordance with their terms, on or before December 21, 2007. At the inception date of the swaps, the Company has determined the swaps to be an effective cash flow hedge.