Form 10-Q
period 2006-03-31
SBA COMMUNICATIONS CORP
filed 2006-05-10
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 103,017,031 shares of Class A common stock as of May 8, 2006.

SBA COMMUNICATIONS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1: UNAUDITED FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,874	$45,934
Short term investments	—	19,777
Restricted cash	11,290	19,512
Accounts receivable, net of allowances of $1,154 and $1,136 in 2006 and 2005, respectively	18,565	17,533
Costs and estimated earnings in excess of billings on uncompleted contracts	22,777	25,184
Prepaid and other current expenses	6,159	4,248

Total current assets	118,665	132,188
Property and equipment, net	732,459	728,333
Intangible assets, net	37,585	31,491
Deferred financing fees, net	19,063	19,931
Other assets	42,350	40,593

Total assets	$950,122	$952,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,502	$17,283
Accrued expenses	13,602	15,544
Deferred revenue	13,217	11,838
Interest payable	5,613	3,880
Billings in excess of costs and estimated earnings on uncompleted contracts	945	1,391
Other current liabilities	1,589	2,207

Total current liabilities	48,468	52,143

Long-term liabilities:
Long-term debt	789,657	784,392
Deferred revenue	272	302
Other long-term liabilities	35,634	34,268

Total long-term liabilities	825,563	818,962

Commitments and contingencies
Shareholders’ equity:
Preferred stock - $.01 par value, 30,000 shares authorized, none issued or outstanding	—	—
Common Stock - Class A par value $.01, 200,000 shares authorized, 85,819 and 85,615 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	858	856
Additional paid-in capital	992,660	990,181
Accumulated deficit	(933,271)	(924,066)
Accumulated other comprehensive income	15,844	14,460

Total shareholders’ equity	76,091	81,431

Total liabilities and shareholders’ equity	$950,122	$952,536

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended March 31,
	2006	2005
Revenues:
Site leasing	$45,029	$38,342
Site development	23,775	19,962

Total revenues	68,804	58,304

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Site leasing	12,331	12,045
Site development	21,932	19,249
Selling, general and administrative (including $1,024 and $115 of non-cash compensation for the three months ended March 31, 2006 and March 31, 2005, respectively)	8,703	7,200
Asset impairment and other charges	—	231
Depreciation, accretion and amortization	21,008	21,643

Total operating expenses	63,974	60,368

Operating income (loss) from continuing operations	4,830	(2,064)

Other income (expense):
Interest income	853	247
Interest expense	(8,349)	(10,004)
Non-cash interest expense	(5,265)	(7,342)
Amortization of deferred financing fees	(876)	(798)
Loss from deferred financing fees and extinguishment of debt	—	(1,486)
Other income	—	150

Total other expense	(13,637)	(19,233)

Loss from continuing operations before provision for income taxes	(8,807)	(21,297)
Provision for income taxes	(398)	(246)

Loss from continuing operations	(9,205)	(21,543)
Loss from discontinued operations, net of income taxes	—	(170)

Net loss	$(9,205)	$(21,713)

Basic and diluted loss per common share amounts:
Loss from continuing operations	$(0.11)	$(0.33)
Loss from discontinued operations	—	—

Net loss per common share	$(0.11)	$(0.33)

Weighted average number of common shares	85,694	65,260

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(unaudited)

(in thousands)

	Common Stock Class A		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
BALANCE, December 31, 2005	85,615	$856	$990,181	$14,460	$(924,066)	$81,431
Non-cash compensation	—	—	1,155	—	—	1,155
Common stock issued in connection with stock option plans	204	2	1,368	—	—	1,370
Fees relating to issuance of common stock	—	—	(44)	—	—	(44)
Amortization of deferred gain from settlement of derivative financial instrument	—	—	—	(662)	—	(662)
Change in value in derivative financial instrument	—	—	—	2,046	—	2,046
Net loss	—	—	—	—	(9,205)	(9,205)

BALANCE, March 31, 2006	85,819	$858	$992,660	$15,844	$(933,271)	$76,091

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,205)	$(21,713)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization	21,008	21,643
Accretion of interest income on short-term investments	(123)	—
Asset impairment and other charges	—	231
Loss/(gain) on sale of assets	99	(64)
Non-cash compensation expense	1,082	115
Provision (credit) for doubtful accounts	100	(300)
Amortization of original issue discount and deferred financing fees	6,141	8,140
Loss from write-off of deferred financing fees and extinguishment of debt	—	1,486
Amortization of deferred gain of derivative	(662)	(33)
Changes in operating assets and liabilities:
Accounts receivable	(1,132)	8,132
Costs and estimated earnings in excess of billings on uncompleted contracts	2,407	1,272
Prepaid and other current assets	206	145
Other assets	(1,145)	(985)
Accounts payable	(4,321)	(3,944)
Accrued expenses	(2,110)	(1,016)
Deferred revenue	1,079	(991)
Interest payable	1,733	3,372
Other liabilities	501	1,225
Billings in excess of costs and estimated earnings on uncompleted contracts	(446)	(717)

Net cash provided by operating activities	15,212	15,998

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of short term investments	19,900	—
Capital expenditures	(5,625)	(3,130)
Acquisitions and related earn-outs	(24,249)	(10,206)
Proceeds from sale of fixed assets	79	570
Payment of restricted cash relating to tower removal obligations	(630)	(234)

Net cash used in investing activities	(10,525)	(13,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Fees paid relating to equity offering	(44)	—
Release of restricted cash relating to CMBS-1 Trust	8,240	—
Deferred financing fees paid relating to CMBS-1 Certificates	(313)	—
Proceeds from employee stock purchase/option plans	1,370	278
Repayment of senior credit facility	—	(813)
Redemption of 10 1/4% senior notes	—	(52,547)
Repayment of bank overdraft	—	(526)

Net cash provided by (used in) financing activities	9,253	(53,608)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,940	(50,610)
CASH AND CASH EQUIVALENTS:
Beginning of period	45,934	69,627

End of period	$59,874	$19,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,548	$6,689

Income taxes	$627	$475

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the 2005 Form 10-K for SBA Communications Corporation. These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation. The results of operations for an interim period may not give a true indication of the results for the year.

2.	CURRENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We are currently evaluating what, if any, impact the adoption of SFAS No. 155 will have on our consolidated financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 requires that the change in accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. Such a change would require the Company to restate its previously issued financial statements to reflect the change in accounting principle to prior periods presented. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company’s results of operations and financial position.

3.	RESTRICTED CASH

Restricted cash consists of the following:

	March 31, 2006	December 31, 2005	Included on Balance Sheet
CMBS Certificates	$9,697	$17,937	restricted cash - current asset
Payment and performance bonds	1,593	1,575	restricted cash - current asset
Surety bonds	10,904	10,291	Other assets - noncurrent

Total restricted cash	$22,194	$29,803

In connection with issuance of the CMBS Certificates, the Company is required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan agreement governing the CMBS Certificates to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and service expenses, and to reserve a portion of advance rents from tenants on the 1,714 tower sites. Based on the terms of the CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The monies held by the indenture trustee are classified as restricted cash on the Company’s Balance Sheet. The monies held by the indenture trustee in excess of required reserve balances are subsequently released to SBA Properties on or before the 15th calendar day following month end.

Surety bonds are issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily relate to tower removal obligations. Payment and performance bonds relate primarily to collateral requirements relating to tower construction currently in process by the Company.

4.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of March 31, 2006	As of December 31, 2005
	(in thousands)
Costs incurred on uncompleted contracts	$94,167	$94,323
Estimated earnings	15,850	15,609
Billings to date	(88,185)	(86,139)

	$21,832	$23,793

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	As of March 31, 2006	As of December 31, 2005
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$22,777	$25,184
Billings in excess of costs and estimated earnings on uncompleted contracts	(945)	(1,391)

	$21,832	$23,793

5.	PROPERTY & EQUIPMENT

Property and equipment consists of the following:

	As of March 31, 2006	As of December 31, 2005
	(in thousands)
Towers and related components	$1,139,984	$1,117,497
Construction-in-process	4,482	4,792
Furniture, equipment and vehicles	25,947	25,552
Land, buildings and improvements	23,629	22,549

	1,194,042	1,170,390
Less: accumulated depreciation	(461,583)	(442,057)

Property and equipment, net	$732,459	$728,333

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. At March 31, 2006 and December 31, 2005, non-cash capital expenditures that are included in accounts payable and accrued expenses were $3.3 million and $3.2 million, respectively.

6.	ACQUISITIONS

During the first quarter of 2006, the Company acquired 78 towers and related assets from various sellers. The aggregate consideration paid was $22.5 million in cash. The Company accounted for all of the above tower acquisitions at fair market value at the date of acquisition. The results of operations of the acquired assets and companies are included with those of the Company from the dates of the respective acquisitions. None of the individual acquisitions or aggregate acquisitions consummated were significant to the Company and accordingly, pro forma financial information has not been presented. In addition, the Company paid $0.2 million in settlement of contingent purchase price amounts payable as a result of acquired towers exceeding certain performance targets.

In accordance with the provisions of SFAS No. 141, Business Combinations, the Company continues to evaluate all acquisitions within one year after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met. These intangible assets represent the value associated with current leases in place at the acquisition date and future tenant leases anticipated to be added to the acquired towers and were calculated using the discounted values of the current or future expected cash flows. The intangible assets are estimated to have an economic useful life consistent with the economic useful life of the related tower assets, which is typically 15 years.

The table below outlines the composition of the purchase price paid for acquisitions including earnouts:

	For the three months ended March 31,
	2006	2005
	(in thousands)
Purchase price of acquisitions [1]
Amount paid in cash	$22,729	$9,463
Amount paid in stock	—	5,946

	$22,729	$15,409

Purchase price consists of:
Towers and related assets	$16,276	$9,862
Contract intangibles	6,453	5,547

	$22,729	$15,409

[1]	Amounts paid at acquisition do not include the impact of adjustments made at closing associated with prorated rental receipts and payments. The net impact of these adjustments was to reduce the amount paid in cash by approximately $0.3 million for the three months ended March 31, 2006 and March 31, 2005.

From time to time, the Company agrees to pay additional consideration for such acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the 1-3 years after they have been acquired. As of March 31, 2006, the Company has an obligation to pay up to an additional $2.0 million in consideration if the targets contained in various acquisition agreements are met. These obligations are associated with acquisitions within the Company’s site leasing segment. On certain acquisitions, at the Company’s option, additional consideration may be paid in cash or shares of Class A common stock. The Company records such obligations as additional consideration when it becomes probable that the targets will be met.

7.	INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible asset at March 31, 2006:

	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
		(in thousands)
Contract intangibles	$38,840	$(1,508)	$37,332
Covenants not to compete	6,231	(5,978)	253

	$45,071	$(7,486)	$37,585

All intangibles noted above are contained in our site leasing segment. Amortization expense relating to the intangible assets above was $0.7 million and $0.3 million for the three months ended March 31, 2006 and March 31, 2005, respectively.

8.	ASSET IMPAIRMENT AND OTHER CHARGES

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), long-lived assets, consisting primarily of tower assets and contract intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows. Estimates and assumptions inherent in the impairment evaluation include, but are not limited to, general market conditions, historical operating results, lease-up potential and expected timing of lease-up.

During the first quarter of 2005, the Company reevaluated its future cash flow expectations on one tower that had not achieved expected lease up results. The change in the fair value of this tower, as determined using a discounted cash flow analysis, resulted in an impairment charge of $0.2 million in the first quarter of 2005. There were no asset impairment charges in the first quarter of 2006.

9.	LONG-TERM DEBT

	As of March 31, 2006	As of December 31, 2005
	(in thousands)
Commercial mortgage pass-through certificates, series 2005-1, (“CMBS Certificates”), secured, interest payable monthly in arrears, balloon payment principal of $405,000 with an anticipated repayment date of November 15, 2010. Interest at varying rates (5.369% to 6.706%) at March 31, 2006.	$405,000	$405,000
8 1/2% senior notes, unsecured, interest payable semi-annually in arrears on June 1 and December 1. Balance due in full December 1, 2012.	162,500	162,500
9 3/4% senior discount notes, net of unamortized original issue discount of $39,159 and $44,424 at March 31, 2006 and December 31, 2005, respectively, unsecured, cash interest payable semi-annually in arrears beginning June 15, 2008, balloon principal payment of $ 261,316 due at maturity on December 15, 2011.	222,157	216,892
Senior revolving credit facility. Facility originated in December 2005. No amounts outstanding at March 31, 2006 and December 31, 2005.	—	—

Long-term debt	$789,657	$784,392

Commercial Mortgage Pass-Through Certificates, Series 2005-1

On November 18, 2005, SBA CMBS-1 Depositor LLC (the “Depositor”), an indirect subsidiary of the Company, sold in a private transaction, $405 million of CMBS Certificates, Series 2005-1 issued by SBA CMBS Trust (the “Trust”), a trust established by the Depositor (the “CMBS Transaction”). The CMBS Certificates consist of five classes, all of which are rated investment grade, as indicated in the table below:

Subclass	Initial Subclass Principal Balance	Pass through Interest Rate
	(in thousands)
2005-1A	$238,580	5.369%
2005-1B	48,320	5.565%
2005-1C	48,320	5.731%
2005-1D	48,320	6.219%
2005-1E	21,460	6.706%

	$405,000	5.608%

The contract weighted average fixed interest rate of the CMBS Certificates is 5.6% and the effective weighted average fixed interest rate is 4.8%, after giving effect to the settlement of two interest rate swap agreements entered in contemplation of the transaction. The CMBS Certificates have an anticipated repayment date of November 15, 2010 with a final repayment date in 2035.

8 1/2% Senior Notes and 9 3/4% Senior Discount Notes

On April 27, 2006, the remaining outstanding amounts of $162.5 million of the 8 1/2% senior notes and $223.7 million of the 9 3/4% senior discount notes (the accreted value at April 27, 2006) were repaid from the proceeds of the $1.1 billion bridge loan obtained in connection with the AAT acquisition (see note 15).

Senior Revolving Credit Facility

On December 22, 2005, SBA Senior Finance II LLC, a subsidiary of the Company, closed on a senior secured revolving credit facility in the amount of $160.0 million (“GECC II facility”). This facility replaces the prior facility which was assigned and became the Mortgage Loan underlying the Company’s recent $405.0 million CMBS Certificates issuance. The Company paid deferred financing fees of $1.1 million associated with the closing of this transaction.

This facility consists of a $160.0 million revolving loan which may be borrowed, repaid and redrawn, subject to compliance with certain covenants. This facility matures on December 21, 2007. Amounts borrowed under the facility will accrue interest at LIBOR plus a margin that ranges from 75 basis points to 200 basis points or at base rate plus a margin that ranges from 12.5 basis points to 100 basis points. Unused amounts on this facility accrue interest at 37.5 basis points on the $160.0 million committed amount. Amounts borrowed under this facility are secured by a first lien on substantially all of SBA Senior Finance II’s assets and are guaranteed by the Company and certain of its other subsidiaries. No amounts were drawn on this facility as of March 31, 2006.

This senior credit facility requires SBA Senior Finance II to maintain specified financial ratios, including ratios regarding its debt to annualized operating cash flow, debt service, cash interest expense and fixed charges for each quarter. The senior credit facility contains affirmative and negative covenants that, among other things, limit its ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and build and/or acquire towers without anchor or acceptable tenants. SBA Senior Finance II’s ability in the future to comply with the covenants and access the available funds under the senior credit facility in the future will depend on its future financial performance. As of March 31, 2006, SBA Senior Finance II was in full compliance with the terms of the credit facility and had the ability to draw an additional $66.0 million. In connection with closing of the bridge loan on April 27, 2006 (see note 15), the Company and the lenders agreed that no loans may be borrowed and no letters of credit issued from the available amounts under the credit facility and agreed to, except in certain instances, subordinate the lenders’ liens on their collateral to the liens granted to the bridge loan lenders until the bridge loan amount has been repaid in full.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

On February 22, 2006, a subsidiary of the Company entered into three forward-starting interest rate swap agreements, at an aggregate notional principal amount of $200 million, to hedge the variability of future interest rates in anticipation of the issuance of debt, which is expected to be issued on or before December 21, 2007 by an affiliate of the Company. Under the swap agreements, the subsidiary has agreed to pay a fixed monthly interest rate of 5.024% on a total notional amount of $200 million, beginning on or before December 21, 2007 through December 21, 2012, in exchange for receiving floating payments based on three-month LIBOR on the same $200 million notional amount for the same five year period. The swap agreements will be settled in cash, in accordance with their terms, on or before December 21, 2007. The Company has determined that a portion of the swaps are effective cash flow hedges, and has recorded $2.0 million of the fair value relating to the effective portion of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes. In addition, $0.2 million of the swaps were determined to be ineffective hedges, and were recorded as a reduction to interest expense in the consolidated statements of operations. At March 31, 2006, the swaps have a fair value of $2.2 million, which is recorded in other assets on the Consolidated Balance Sheet.

11.	SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

The Company has potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for all periods presented.

Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net loss and “other comprehensive loss.”

Comprehensive loss is comprised of the following:

	For the three months ended March 31,
	2006	2005
	(in thousands)
Net loss	$(9,205)	$(21,713)
Other comprehensive income, change in fair value of interest rate swap	2,046	—

Comprehensive loss	$(7,159)	$(21,713)

For the three months ended March 31, 2006, the Company’s other comprehensive loss includes an unrealized deferred gain from the three forward-starting interest rate swap agreements entered in anticipation of the issuance of debt on or before December 21, 2007 by a subsidiary of the Company (see note 10 above).

12.	STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R (“SFAS 123R”), “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under APB Opinion No. 25 (“APB 25”).

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS 123R.

Stock Options

The Company has three equity participation plans (the 1996 Stock Option Plan, the 1999 Equity Participation Plan and the 2001 Equity Participation Plan) whereby options (both non-qualified and incentive stock options), stock appreciation rights and restricted stock may be granted to directors, employees and consultants. Upon adoption of the 2001 Equity Participation Plan, the 1996 Stock Option Plan and the 1999 Equity Participation Plan were terminated and no further grants were permitted under such plans. The 2001 Equity Participation Plan provides for a maximum issuance of shares, together with all outstanding options and unvested shares of restricted stock under all three of the plans, equal to 15% of the Company’s common stock outstanding, adjusted for certain shares issued and the exercise of certain options. These options generally vest between three and six years from the date of grant on a straight-line basis and generally have a ten year life. The Company recorded approximately $1.1 million and $0.1 million of non-cash compensation expense during the three month periods ended March 31, 2006 and 2005, respectively.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses a combination of historical data and implied volatility to establish the expected volatility. Historical data is used to estimate the expected option life and expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2006 and 2005 using the Black-Scholes option-pricing model:

	For the three months ended March 31,
	2006	2005
Risk free interest rate	4.2%	4.0%
Dividend yield	0.0%	0.0%
Expected volatility	45%	45%
Expected lives	3.75 years	3.75 years

The following table summarizes the Company’s activities with respect to its stock option plans for the first three months of 2006 as follows (number of shares in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	4,575	$8.22	7.5	$24,808
Granted	979	$19.10
Exercised	(182)	$5.24
Canceled	(221)	$32.27

Outstanding at March 31, 2006	5,151	$9.36	7.9	$25,821

Exercisable at March 31, 2006	1,724	$8.94	6.6	$10,895

Unvested at March 31, 2006	3,427	$9.57	8.5	$14,926

The weighted-average fair value of options granted during the three months ended March 31, 2006 and 2005 was $19.10 and $8.56, respectively. The total intrinsic value for options exercised during the three months ended March 31, 2006 and 2005 was $0.5 million and $0.2 million, respectively.

Cash received from option exercises under all plans for the three months ended March 31, 2006 and 2005 was approximately $1.0 million and $0.3 million, respectively. No tax benefit was realized for the tax deductions from option exercises under all plans for the three months ended March 31, 2006 and 2005, respectively.

Employee Stock Purchase Plan

In 1999, the Board of Directors of the Company adopted the 1999 Stock Purchase Plan (the “Purchase Plan”). A total of 500,000 shares of Class A common stock were reserved for purchase under the Purchase Plan. During 2003, an amendment to the Purchase Plan was adopted which increased the number of shares reserved for purchase from 500,000 to 1,500,000 shares. The Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to 85% of the fair market value of the Class A common stock on the last day of an offering period. During the quarter ended March 31, 2006 approximately 21,500 shares of the Company’s Common Stock were purchased under the Purchase Plan, which resulted in cash proceeds to the Company of $0.4 million. In addition, the Company recorded $0.1 million of non-cash compensation expense relating to these shares.

Non-Cash Compensation Expense

The table below reflects a break out by category of the amounts recognized in the financial statements for the three months ended March 31, 2006 for non-cash compensation. Amounts are in thousands, except for per share data:

For the three months ended March 31, 2006
Cost of revenues	$58
Selling, general and administrative	1,024

Total cost of non-cash compensation included in income, before income tax	1,082
Amount of income tax recognized in earnings	—

Amount charged against income	$1,082

Impact on net income per common share:
Basic	$(0.01)

Diluted	$(0.01)

In addition, the Company capitalized $0.1 million to fixed assets relating to employee non-cash compensation during the three months ended March 31, 2006.

Pro Forma Non-Cash Compensation Expense

Prior to December 31, 2005, the Company accounted for non-cash compensation arrangements in accordance with the provisions and related interpretations of APB 25. Had compensation cost for share-based awards been determined consistent with SFAS No. 123R, the net income and earnings per share would have been adjusted to the following pro forma amounts (in thousands, except for per share data):

For the three months ended March 31, 2005
Net loss, as reported	$(21,713)
Non-cash compensation charges included in net loss	115
Incremental stock-based employee compensation (expense determined under the fair value based method for all awards, net of related tax effects)	(1,390)

Pro forma net loss	$(22,988)

Loss per share:
Basic and diluted - as reported	$(0.33)

Basic and diluted - pro forma	$(0.35)

13.	INCOME TAXES

The Company had taxable losses in the three months ended March 31, 2006 and 2005, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more likely than not” that the Company will generate sufficient taxable income in future periods to recognize the losses. The provision for income taxes presented for the three months ended March 31, 2006 and 2005 relate to state and local taxes.

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

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment(1)	Total
	(in thousands)
Three months ended March 31, 2006
Revenues	$45,029	$3,473	$20,302	$—	$68,804
Cost of revenues	$12,331	$2,876	$19,056	$—	$34,263
Operating income (loss) from continuing operations	$7,781	$316	$(600)	$(2,667)	$4,830
Capital expenditures(2)	$30,336	$65	$379	$305	$31,085

Three months ended March 31, 2005
Revenues	$38,342	$3,087	$16,875	$—	$58,304
Cost of revenues	$12,045	$2,829	$16,420	$—	$31,294
Operating income (loss) from continuing operations	$1,325	$(11)	$(1,237)	$(2,141)	$(2,064)
Capital expenditures(2)	$12,730	$23	$123	$243	$13,119

Assets
As of March 31, 2006	$835,124	$3,728	$45,576	$65,694	$950,122
As of December 31, 2005	$834,923	$4,005	$51,381	$62,227	$952,536

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

	Percentage of Total Revenues for the three months ended March 31,
	2006	2005
Cingular	21.6%	23.6%
Sprint/Nextel	18.5%	23.0%
Verizon	10.4%	9.1%

	Percentage of Site Leasing Revenue for the three months ended March 31,
	2006	2005
Cingular	28.4%	27.8%
Sprint/Nextel	15.0%	14.7%
Verizon	10.2%	9.5%

	Percentage of Site Development Consulting Revenue for the three months ended March 31,
	2006	2005
Verizon Wireless	32.9%	29.7%
Sprint/Nextel	20.1%	1.5%
Cingular	12.1%	32.2%
Bechtel Corporation	14.9%	20.2%

	Percentage of Site Development Construction Revenue for the three months ended March 31,
	2006	2005
Sprint/Nextel	26.0%	45.7%
Cingular	8.2%	12.5%
Bechtel Corporation	14.7%	11.6%
Nokia, Inc.	11.4%	—

15.	SUBSEQUENT EVENTS

Subsequent to March 31, 2006, the Company acquired 3 towers for an aggregate purchase price of $2.9 million, which was paid in cash.

On April 17, 2006, the Company entered into two forward-starting interest rate swap agreements, each with a notional amount of $100.0 million, with each of JP Morgan Chase Bank N.A. and Deutsche Bank AG to hedge the variability of future interest rates in anticipation of the issuance of debt which is expected to be issued on or before February 28, 2007 by the Company. Under the swap agreements, the Company has agreed to pay fixed interest rates of 5.400% and 5.399%, respectively, on the total notional amount of $200.0 million, beginning on or before February 28, 2007 through February 28, 2012, in exchange for receiving floating payments based on three-month LIBOR on the same $200 million notional amount for the same five-year period. The swap agreements will be cash settled, in accordance with their terms, on or before February 28, 2007. The swap agreements are considered to be effective hedges as of the filing date of this document.

On April 27, 2006, the Company acquired all of the outstanding stock of AAT Communications Corp. (“AAT”) for $634.0 million in cash and the issuance of approximately 17.1 million shares of Class A common stock. AAT owns 1,850 tower sites and has under management over 5,000 actual or potential communications sites, of which 607 are revenue producing. Simultaneously with the closing of the AAT acquisition, the Company repurchased the remaining 9 3/4% senior discount notes (with a carrying amount of $223.7 million on the closing date) and the remaining 8 1/2% senior notes (with a carrying amount of $162.5 million on the closing date) pursuant to the terms of the tender offers and consent solicitations that expired on April 27, 2006. In order to facilitate the tender offers and consent solicitations and to fund the cash portion of the AAT acquisition, the Company obtained bridge financing in the amount of $1.1 billion. The bridge financing accrues interest at the Eurodollar rate plus 2% and matures on September 12, 2006. The facility may be extended to January 27, 2007. If the facility is extended, interest will accrue at the Eurodollar rate plus 2.75% from September 13, 2006 through the earlier of the refinancing of the facility or the extended maturity date. The Company may prepay the bridge loan, in whole or in part, without premium or penalty.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications towers. Our principal business line is our site leasing business. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative or acquired. As of March 31, 2006, we owned 3,396 towers, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers taking into consideration co-location opportunities. As a result of the AAT Acquisition, we now own over 5,200 towers in the United States, Puerto Rico, and the U.S. Virgin Islands.

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

Recent Developments

On April 27, 2006, we completed the acquisition of all of the issued and outstanding shares of common stock of AAT Communications Corp. (“AAT”) from AAT Holdings, LLC II, which we refer to as the AAT Acquisition. The total purchase price paid was (i) $634.0 million in cash and (ii) 17,059,336 newly issued shares of our Class A common stock. Simultaneously with the closing of the AAT Acquisition, we repurchased 100% of the aggregate outstanding amount of our 9 3/4% senior discount notes and 100% of the aggregate outstanding amount of our 8 1/2% senior notes pursuant to tender offers and consent solicitations for an aggregate of $438.2 million, including accrued interest on the 8 1/2% senior notes and the accretion amount applicable to the 9 3/4% senior discount notes.

In order to fund the cash consideration for the AAT Acquisition and the amounts necessary to repurchase the outstanding notes, SBA Senior Finance, Inc., an indirect wholly-owned subsidiary of ours, entered into a credit agreement for a $1.1 billion term loan, among Senior Finance, the several banks and other financial institutions parties thereto, and Deutsche Bank AG, New York Branch, as administrative agent. The bridge loan matures on September 12, 2006 and may be extended to January 27, 2007, at our option, provided that (i) no default or event of default shall have occurred and be continuing and (ii) each of the representations and warranties of Senior Finance, us and certain of our subsidiaries are true and correct in all material respects on and as of such date. Loans outstanding under the bridge loan are Eurodollar loans, unless converted to alternate base rate loans as provided in the bridge loan credit agreement. Eurodollar loans accrue interest at a rate per annum equal to the Eurodollar rate plus a margin of 2.00% calculated on the basis of a 360-day year. If the bridge loan is extended the interest rate margin shall be increased to 2.75%. Senior Finance may prepay the bridge loan, in whole or in part, without premium or penalty. Amounts borrowed under the bridge loan are secured by a first lien on substantially all of Senior Finance’s assets and are guaranteed by us and certain of our subsidiaries, which guarantee is secured by a first lien on substantially all of our and such subsidiaries’ non-real estate assets.

Concurrently with the closing of the bridge loan, we entered into an Omnibus Agreement with our lenders under our revolving credit facility and the bridge loan lenders. Pursuant to the Omnibus Agreement, the revolving credit facility lenders consented to the bridge loan and the AAT Acquisition. In addition, until the bridge loan is paid in full, we have agreed not to request, and the revolving credit facility lenders have agreed not to make, any loans or issue any letters of credit under the revolving credit facility. Furthermore, the revolving credit facility lenders have agreed that all liens, with certain exceptions, whether now existing or hereafter arising, in favor of the credit facility lenders securing the obligations under the revolving credit facility will be junior in priority to all liens in favor of the bridge loan lenders securing the obligations under the bridge loan. Pursuant to the Omnibus Agreement, all representations, warranties and covenants, with certain exceptions, under the revolving credit facility are suspended and of no force and effect until such time as the bridge loan is repaid.

As of March 31, 2006 AAT owned 1,850 tower sites and had under management over 5,000 actual or potential communications sites, of which 607 are revenue producing. As a result of the AAT Acquisition, we own and operate over 5,200 towers in 47 of the 48 contiguous United States, Puerto Rico and the U.S. Virgin Islands.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. Site leasing revenues are received primarily from wireless service provider tenants, including Alltel, Cingular, Sprint Nextel, T-Mobile and Verizon Wireless. Revenues from these clients are derived from numerous different tenant leases. Each tenant lease relates to the lease or use of space at an individual tower site. As of March 31, 2006, our tenant leases generally had initial terms of five years, and were renewable for five 5-year periods at the option of the tenant. Almost all of these tenant leases contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the current term of the related lease agreements. Rental amounts received in advance are recorded in deferred revenue.

Cost of site leasing revenue primarily consists of:

•	rental payments on ground and other underlying property leases;

•	straight line rent adjustment for difference between rental payments made and expense recorded as if the payments had been made evenly throughout the minimum lease term (which may include renewal terms) of the underlying property leases;

•	site maintenance and monitoring costs (exclusive of employee related costs);

•	utilities;

•	property insurance; and

•	property taxes.

For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as a result of adding additional customers to the tower. The amount of other direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower but typically do not make up a large percentage of total operating costs. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting towers or upgrading or repairing access roads or fencing. As of March 31, 2006, our ground leases were generally for an initial term of 5 years or more with multiple renewal options of five year periods at our option and provided for rent escalators which typically average 3% - 4% annually or provided for term escalations of approximately 15%.

Our site leasing business generates substantially all of our segment operating profit. As indicated in the chart below, during the first quarters of 2005 and 2006 our site leasing business generated 65% of our total revenue and represented a substantial portion of our segment operating profit (as defined below).

	For the three months ended March 31,
	2006	2005
	(in thousands except for percentages)
Site leasing revenue	$45,029	$38,342
Site leasing segment operating profit	$32,698	$26,297
Percentage of total revenue	65.4%	65.8%
Site leasing operating profit percentage contribution of total operating profit	94.7%	97.4%

As a result of the AAT Acquisition, we expect that site leasing revenue and site leasing segment operating profit will increase substantially in future periods. We believe that over the long-term our site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and network coverage requirements. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications. Furthermore, because our towers are strategically positioned and our customers typically do not re-locate, we have historically experienced low customer churn as a percentage of revenue.

The following rollforward summarizes the activity in our tower portfolio from December 31, 2005 to March 31, 2006:

Number of Towers
Towers owned at December 31, 2005	3,304
Purchased towers	78
Constructed towers	15
Towers disposed of	(1)

Towers owned at March 31, 2006	3,396

As a result of the AAT Acquisition, the number of towers we owned increased by 1,850 towers.

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

Site development services revenues are received primarily from wireless service providers or companies providing development or project management services to wireless service providers. Our site development customers engage us on a project-by-project basis, and a customer can generally terminate an assignment at any time without penalty. Site development projects, both consulting and construction, include contracts on a time and materials basis or a fixed price basis. The majority of our site development services are billed on a fixed price basis. Time and materials based site development contracts are billed and revenue is recognized at contractual rates as the services are rendered. Our site development consulting projects generally take from three to twelve months to complete. For those site development consulting contracts in which we perform work on a fixed price basis, we bill the client, and recognize revenue, based on the completion of agreed upon phases of the project on a per site basis. Upon the completion of each phase, we recognize the revenue related to that phase.

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

The table below provides the percentage of total company revenues and total segment operating profit contributed by site development services for the three months ended March 31, 2006 and 2005. Information regarding the total and percentage of assets used in our site development services businesses is included in Note 14 of our Consolidated Financial Statements included in this Report.

	For the three months ended March 31,
	Percentage of Revenues		Operating Profit Contribution
	2006	2005	2006	2005
Site development consulting	5.1%	5.3%	1.7%	0.9%
Site development	29.5%	28.9%	3.6%	1.7%

CRITICAL ACCOUNTING POLICIES

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2005, included in the Form 10-K filed with the Securities and Exchange Commission on March 10, 2006. Note that our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues:

	For the three months ended March 31,
	2006	Percentage of Revenues	2005	Percentage of Revenues	Percentage Change
	(dollars in thousands)
Site leasing	$45,029	65.4%	$38,342	65.8%	17.4%
Site development consulting	3,473	5.1%	3,087	5.3%	12.5%
Site development construction	20,302	29.5%	16,875	28.9%	20.3%

Total revenues	$68,804	100.0%	$58,304	100.0%	18.0%

The growth of our site leasing revenue is primarily due to an increase in the number of tenants and the amount of equipment added to our towers. As of March 31, 2006, we had 8,466 tenants as compared to 7,632 at March 31, 2005. Also, site leasing revenue has increased as a result of an increase in the number of towers owned to 3,396 at March 31, 2006 from 3,113 at March 31, 2005. Additionally, we have experienced, on average, higher rents per tenant due to higher rents from new tenants, higher rents upon renewals by existing tenants and additional equipment added by existing tenants. Site development construction revenue increased as a result of higher activity among a larger number of wireless customers in the first quarter of 2006 as compared to the first quarter of 2005. As a result of the AAT Acquisition, we expect that site leasing revenue will substantially increase in future periods.

Operating Expenses:

	For the three months ended March 31,		Percentage Change
	2006	2005
	(in thousands)
Cost of revenues (exclusive of depreciation, accretion and amortization):
Site leasing	$12,331	$12,045	2.4%
Site development consulting	2,876	2,829	1.7%
Site development construction	19,056	16,420	16.1%
Selling, general and administrative	8,703	7,200	20.9%
Asset impairment and other charges	—	231	(100.0)%
Depreciation, accretion and amortization	21,008	21,643	(2.9)%

Total operating expenses	$63,974	$60,368	6.0%

Site development construction cost of revenue increased primarily as a result of the increase in overall volume of work mentioned above. Selling, general and administrative expense increased as a result of higher salaries and benefits as a result of higher head count in the first quarter of 2006 versus the same period of 2005, as well as the result of the expensing of stock option grants in accordance with SFAS 123R in the amount of $1.0 million for the first quarter of 2006 versus $0.1 million in the first quarter of 2005.

As a result of the AAT Acquisition, we expect that cost of site leasing revenues will substantially increase in future periods. We also anticipate an increase in selling, general and administrative expenses due to the AAT Acquisition, but not at a level proportional to the increase in site leasing cost of revenue. In addition, depreciation and amortization expense is expected to materially increase as a result of the AAT Acquisition. In addition, we expect to incur up to $10.0 million of one-time transaction, integration and severance costs in connection with the AAT Acquisition.

Operating Income (Loss) From Continuing Operations:

	For the three months ended March 31,		Percentage Change
	2006	2005
	(in thousands)
Operating income (loss) from continuing operations	$4,830	$(2,064)	334.1%

The decrease in operating loss from continuing operations primarily was a result of higher revenues without a commensurate increase in cost of sales in the site leasing and site development construction segments offset by an increase in non-cash compensation expense.

Segment Operating Profit:

	For the three months ended March 31,		Percentage Change
	2006	2005
	(in thousands)
Segment operating profit
Site leasing	$32,698	$26,297	24.3%
Site development consulting	597	258	131.4%
Site development construction	1,246	455	174.0%

	$34,541	$27,010	27.9%

The increase in site leasing segment operating profit was related primarily to additional revenue per tower generated by the increased number of tenants and tenant equipment on our sites in first quarter of 2006 versus first quarter of 2005, without a commensurate increase in the cost of revenues (excluding depreciation, accretion, and amortization) due to property tax reductions and tower operating cost reduction initiatives. As a result of the AAT Acquisition, we expect that site leasing segment operating profit will substantially increase in future periods.

Other Income (Expense):

	For the three months ended March 31,		Percentage Change
	2006	2005
	(in thousands)
Interest income	$853	$247	245.3%
Interest expense	(8,349)	(10,004)	(16.5)%
Non-cash interest expense	(5,265)	(7,342)	(28.3)%
Amortization of deferred financing fees	(876)	(798)	9.8%
Loss from write-off of deferred financing fees and extinguishment of debt	—	(1,486)	(100.0)%
Other income	—	150	(100.0)%

Total other expense	$(13,637)	$(19,233)	(29.1)%

Interest expense and non-cash interest expense decreased primarily as a result of the redemptions of 35% of our 9 3/4% senior discount notes and our 8 1/2% senior notes from the gross proceeds of our May and October 2005 equity offerings totaling $226.9 million. The loss from write-off of deferred financing fees and extinguishment of debt is attributable to the redemption of the remaining $50.0 million of our 10 1/4% senior notes for the three months ended March 31, 2005.

Adjusted EBITDA:

	For the three months ended March 31,		Percentage Change
	2006	2005
	(in thousands)
Adjusted EBITDA	$27,386	$20,882	31.1%

The increase in adjusted EBITDA was primarily the result of stronger performance of the site leasing segment for the three months ended March 31, 2006 versus the three months ended March 31, 2005.

Discontinued Operations:

	For the three months ended March 31,		Percentage Change
	2006	2005
	(in thousands)
Loss from discontinued operations, net of income taxes	$—	$(170)	(100.0)%

Loss from discontinued operations decreased from $0.2 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2006. This decrease was due to the runoff of activities in the first quarter of 2005 related to our Western services business which was sold in June 2004.

Net Loss:

	For the three months ended March 31,		Percentage Change
	2006	2005
	(in thousands)
Net loss	$(9,205)	$(21,713)	(57.6)%

Net loss decreased to 9.2 million for the three months ended March 31, 2006 from $21.7 million for the three months ended March 31, 2005. The decrease in net loss is primarily a result of improved operating income (loss) from continuing operations, lower interest expense and non-cash interest expense, and a decrease in write-off of deferred financing fees and extinguishment of debt for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. As a result of the loss from deferred financing fees and extinguishment of debt relating to the AAT Acquisition, we expect net loss for June 30, 2006 to be materially higher than the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation (“SBA Communications”) is a holding company with no business operations of its own. Our only significant asset is the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”) which is also a holding company that owns the outstanding capital stock of SBA Senior Finance, Inc. (“SBA Senior Finance”). SBA Senior Finance owns directly or indirectly, all the equity interests in each of our subsidiaries with one exception. SBA Senior Finance owns indirectly 50% of the membership interests of CA Towers LLC, which owns a single tower. We conduct all of our business operations through our SBA Senior Finance subsidiaries.

Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries. The ability of our subsidiaries to pay cash or stock dividends is restricted under the terms of our CMBS Certificates and our other debt instruments.

A summary of our cash flows is as follows:

For the three months ended March 31, 2006
(in thousands)
Cash provided by operating activities	$15,212
Cash used in investing activities	(10,525)
Cash provided by financing activities	9,253

Increase in cash and cash equivalents	13,940
Cash and cash equivalents, December 31, 2005	45,934

Cash and cash equivalents, March 31, 2006	$59,874

Sources of Liquidity:

We have traditionally funded our growth, including our tower portfolio growth, through borrowings under our revolving credit facility, long-term indebtedness and equity issuances. In addition, we have recently begun to fund our growth with cash from operations.

During the past few years, we have pursued a strategy of refinancing our higher cost long term debt with lower cost debt and equity in order to lower our total indebtedness and our interest expense. As a result of these initiatives, we redeemed and/or repurchased in the open market an aggregate of $249.3 million of our high-yield debt during 2005. At March 31, 2006 we had $222.2 million aggregate principal amount outstanding of our 9 3/4% senior discount notes (which were originally issued in December 2003) and $162.5 million aggregate principal amount outstanding of our 8 1/2% senior notes (which were originally issued in December 2004). In addition, we had $405.0 million of Commercial Mortgage Pass-Through Certificates; Series 2005-1 (the “CMBS Certificates”) issued by SBA CMBS Trust, an indirect subsidiary of ours.

On December 22, 2005, we closed on a senior secured $160.0 million revolving credit facility, which may be borrowed, repaid and redrawn, subject to compliance with certain covenants. The revolving credit facility matures on December 21, 2007. Amounts borrowed under the facility accrue interest at LIBOR plus a margin that ranges from 75 basis points to 200 basis points or at a base rate plus a margin that ranges from 12.5 basis points to 100 basis points. Amounts borrowed under this facility are secured by a first lien on substantially all of SBA Senior Finance II’s assets and are guaranteed by certain of our other subsidiaries. No amounts were outstanding under this facility at March 31, 2006. As of March 31, 2006, we were in full compliance with the terms of the new credit facility and had the ability to draw an additional $66.0 million (giving effect to leverage limitations contained in the indenture governing the 9 3/4% senior discount notes). However, as further discussed below, we have agreed not to request, and the revolving credit facility lenders have agreed not to make, any loans under our revolving credit facility until the bridge loan that we entered into in connection with the AAT Acquisition is repaid.

Cash provided by operating activities was $15.2 million for the three months ended March 31, 2006. This was primarily the result of segment operating profit (excluding depreciation, accretion, and amortization) from the site leasing segment, net of interest expense and selling, general, and administrative expenses during the quarter.

Registration Statements

In connection with our equity issuances, we have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services. During the three months ended March 31, 2006, we did not issue any shares of Class A common stock under this registration statement. As of March 31, 2006, we had approximately 2.3 million shares of Class A common stock remaining under this shelf registration statement.

We also have on file with the Commission a universal shelf registration statement registering Class A common stock, preferred stock, debt securities, depositary shares or warrants. During the three months ended March 31, 2006, we did not issue any securities under this shelf registration. As of March 31, 2006, we can issue up to $21.4 million of securities under this shelf registration statement.

On April 14, 2006, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to offer our Class A common stock, shares of preferred stock, which may be represented by depositary shares, unsecured senior, senior subordinated or subordinated debt securities; and warrants to purchase any of these securities. Under the rules governing the automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement.

Uses of Liquidity:

Our principal use of liquidity is cash capital expenditures associated with the growth of our tower portfolio. Our cash capital expenditures for the quarter ended March 31, 2006 were $29.9 million. Included in this amount was $2.8 million related to new tower construction, $0.7 million for maintenance tower capital expenditures, $1.3 million for augmentations and tower upgrades, $0.8 million for general corporate expenditures, and $0.9 million for ground lease purchases. In addition, we had cash capital expenditures of $23.4 million in connection with the acquisition of 78 towers, related prorated rental receipts and payments, and earnouts for the three months ended March 31, 2006.

The $2.8 million of new tower construction included costs associated with the completion of 15 new towers during 2006 and costs incurred on sites currently in process. As of May 8, 2006, we plan to make total cash capital expenditures during 2006 of $29.0 million to $35.0 million primarily in connection with our plans to build between 80 and 100 towers, and to make cash expenditures of approximately $26.2 million relating to the acquisition of 106 towers already acquired or under signed purchase agreements as of May 8, 2006. All of these planned capital expenditures are expected to be funded by cash on hand, cash flow from operations, and/or through the issuances of our Class A common stock in connection with tower acquisitions.

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

Debt Service Requirements:

At March 31, 2006 we had $162.5 million aggregate principal amount outstanding of our 8 1/2% senior notes. These notes were to mature December 1, 2012. Interest on these notes was payable June 1 and December 1 of each year. Based on amounts outstanding at March 31, 2006 annual debt service requirements would have been approximately $13.8 million. In addition, at March 31, 2006 we had $222.2 million aggregate principal amount outstanding of our 9 3/4% senior discount notes. The 9 3/4% senior discount notes were to accrete in value until December 15, 2007 at which time the notes would have accreted to a principal balance of $261.3 million. These notes were to mature December 15, 2011. Interest on these notes was payable June 15 and December 15, beginning June 15, 2008. As discussed above under Recent Transactions, we repurchased 100% of the outstanding amounts of both our 8 1/2% senior notes and our 9 3/4% senior discount notes in connection with the AAT Acquisition.

At March 31, 2006, we had $405.0 million outstanding of our CMBS Certificates. The CMBS Certificates have an anticipated repayment date of November 15, 2010. Interest on the CMBS Certificates is payable monthly in arrears, generally on the 15th day of each month. Based on the amounts outstanding at March 31, 2006, annual debt service on these notes is $22.7 million.

At March 31, 2006, we had no amounts outstanding under our revolving credit facility. Pursuant to the terms of an Omnibus Agreement that we entered into in connection with the AAT Acquisition, we have agreed not to request and the revolving credit facility lenders have agreed not to make, any loans or issue any letters of credit under the revolving credit facility until the bridge loan is fully repaid. Consequently, we do not anticipate having outstanding borrowings under the revolving credit facility during 2006. We will continue to be responsible for commitment fees of approximately $0.6 million annually under our revolving credit facility.

As discussed below, on April 27, 2006 we entered into a $1.1 billion bridge loan. Interest accrues at a rate per annum equal to the Eurodollar rate plus a margin of 2.00% until September 12, 2006, and if the bridge loan is extended the interest rate margin shall be increased to 2.75%. Based on the amounts outstanding at April 27, 2006 and the Eurodollar rate in effect at the date of closing through the extended maturity date of January 27, 2007, the debt service on the bridge loan will be approximately $61.8 million.

Capital Instruments:

Senior Notes and Senior Discount Notes

Our 8 1/2% senior notes were unsecured and pari passu in right of payment with our other existing and future senior indebtedness. Our 9 3/4% senior discount notes, which were co-issued with SBA Telecommunications, were unsecured, ranked pari passu with the senior indebtedness and were structurally senior to all indebtedness of SBA Communications. Both the 8 1/2% senior notes and the 9 3/4% senior discount notes placed certain restrictions on, among other things, the incurrence of debt and liens, issuance of preferred stock, payment of dividends or other distributions, sale of assets, transactions with affiliates, sale and leaseback transactions, certain investments and our ability to merge or consolidate with other entities. As discussed above under Recent Transactions, we repurchased 100% of the aggregate principal amounts outstanding of both our 8 1/2% senior notes and our 9 3/4% senior discount notes in connection with the AAT Acquisition.

CMBS Certificates

On November 18, 2005, a subsidiary of ours sold in a private transaction $405.0 million of CMBS Certificates, Series 2005-1. The CMBS Certificates consist of five classes, all of which are rated investment grade, as indicated in the table below:

Subclass	Initial Subclass Principal Balance	Pass through Interest Rate
	(in thousands)
2005-1A	$238,580	5.369%
2005-1B	48,320	5.565%
2005-1C	48,320	5.731%
2005-1D	48,320	6.219%
2005-1E	21,460	6.706%

	$405,000	5.608%

The contract weighted average fixed interest rate of the Certificates is 5.6%, and the effective weighted average fixed interest rate to SBA Properties, Inc. is 4.8% after giving effect to a settlement gain of two interest rate swap agreements entered in contemplation of the transaction. The CMBS Certificates have an expected life of five years with a final repayment date in 2035. The proceeds of the CMBS Certificates were primarily used to purchase the prior senior credit facility of SBA Senior Finance and to fund reserves and pay expenses associated with the offering.

The purpose of the CMBS transaction was to refinance our prior senior credit facility and therefore continue to improve our balance sheet. In connection with the CMBS Transaction, the prior senior credit facility was amended and restated to replace SBA Properties as the new borrower, to completely release SBA Finance and the other guarantors of any obligations under the senior credit facility, to increase the principal amount of the loan to $405.0 million and to amend various other terms (as amended and restated, the “Mortgage Loan”). The Mortgage Loan was then purchased by SBA CMBS Depositor, an indirect subsidiary of ours, with proceeds from the CMBS Transaction and assigned to the Trust, which has all rights as lender under the Mortgage Loan.

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

The Mortgage Loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the 1,714 tower sites and their operating cash flows, (2) a security interest in substantially all of SBA Properties’ personal property and fixtures and (3) SBA Properties’ rights under the management agreement it entered into with SBA Network Management, Inc. (“SBA Network Management”) relating to the management of SBA Properties’ tower sites by SBA Network Management pursuant to which SBA Network Management arranges for the payment of all operating expenses and the funding of all capital expenditures out of amounts on deposit in one or more operating accounts maintained on SBA Properties’ behalf. For each calendar month, SBA Network Management is entitled to receive a management fee equal to 10% of SBA Properties’ operating revenues for the immediately preceding calendar month.

Senior Revolving Credit Facility

On December 20, 2005, SBA Senior Finance II closed on a senior revolving credit facility in the amount of $160.0 million. This facility consists of a revolving line of credit that may be borrowed, repaid and redrawn. Amounts borrowed under the facility accrue interest at LIBOR plus a margin that ranges from 75 basis points to 200 basis points or at a base rate plus a margin that ranges from 12.5 basis points to 100 basis points. All outstanding amounts under the term facility are due December 21, 2007. This facility replaces our prior senior credit facility which was assigned and became the Mortgage Loan in connection with the CMBS Transaction, as discussed above.

Amounts borrowed under this facility are secured by a first lien on substantially all of SBA Senior Finance II’s assets. In addition, each of SBA Senior Finance II’s subsidiaries has guaranteed the obligations of SBA Senior Finance II under the senior credit facility and has pledged substantially all of their respective assets to secure such guarantee.

The senior credit facility requires SBA Senior Finance II to maintain specified financial ratios, including ratios regarding its debt to annualized operating cash flow, debt service, cash interest expense and fixed charges for each quarter. This senior credit facility contains affirmative and negative covenants that, among other things, restrict its ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and/or build towers without anchor tenants. Additionally, this facility permits distributions by SBA Senior Finance II to Telecommunications and SBA Communications to service their debt, pay consolidated taxes, pay holding company expenses and for the repurchase of senior notes or senior discount notes subject to compliance with the covenants discussed above. SBA Senior Finance II’s ability in the future to comply with the covenants and access the available funds under the senior credit facility in the future will depend on its future financial performance. As of March 31, 2006, we were in full compliance with the financial covenants contained in this agreement and had approximately $66.0 million available to draw on this facility.

Concurrently with the closing of the bridge loan, we entered into an Omnibus Agreement with our lenders under our revolving credit facility and the bridge loan lenders. Pursuant to the Omnibus Agreement, the revolving credit facility lenders consented to the bridge loan and the AAT Acquisition. In addition, until the bridge loan is paid in full, we have agreed not to request, and the revolving credit facility lenders have agreed not to make, any loans or issue any letters of credit under the revolving credit facility. Furthermore, the revolving credit facility lenders have agreed that all liens, with certain exceptions, whether now existing or hereafter arising, in favor of the credit facility lenders securing the obligations under the revolving credit facility will be junior in priority to all liens in favor of the bridge loan lenders securing the obligations under the bridge loan. Pursuant to the Omnibus Agreement, all representations, warranties and covenants, with certain exceptions, under the revolving credit facility are suspended and of no force and effect until such time as the bridge loan is repaid.

Bridge Loan

In order to fund the cash consideration for the AAT Acquisition and the amounts necessary to repurchase the outstanding notes and pay the associated premiums and fees, SBA Senior Finance, Inc., an indirect wholly-owned subsidiary of ours, entered into a credit agreement for a $1.1 billion term loan, among Senior Finance, Inc., the several banks and other financial institutions parties thereto, and Deutsche Bank AG, New York Branch, as administrative agent. The bridge loan matures on September 12, 2006 and may be extended to January 27, 2007, at our option, provided that (i) no default or event of default shall have occurred and be continuing and (ii) each of the representations and warranties of Senior Finance, us and certain of our subsidiaries are true and correct in all material respects on and as of such date. Loans outstanding under the bridge loan are Eurodollar loans, unless converted to alternate base rate loans as provided in the bridge loan credit agreement. Eurodollar loans accrue interest at a rate per annum equal to the Eurodollar rate plus a margin of 2.00% calculated on the basis of a 360-day year. If the bridge loan is extended the interest rate margin shall be increased to 2.75%. Senior Finance may prepay the bridge loan, in whole or in part, without premium or penalty. Amounts borrowed under the bridge loan are secured by a first lien on substantially all of Senior Finance’s assets and are guaranteed by us and certain of our subsidiaries, which guarantee is secured by a first lien on substantially all of our and such subsidiaries’ non-real estate assets.

Inflation

The impact of inflation on our operations has not been significant to date. However, we cannot assure you that a high rate of inflation in the future will not adversely affect our operating results.

Recent Accounting Pronouncements

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”

We adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R.

On November 10, 2005 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and our Consolidated Statements of Cash Flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS 123R.

Other Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We are currently evaluating what, if any, impact the adoption of SFAS No. 155 will have on our consolidated financial condition or results of operations.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 requires that the change in accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. Such a change would require us to restate our previously issued financial statements to reflect the change in accounting principle to prior periods presented. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our results of operations and financial position.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. We are subject to interest rate risk on our senior credit facility and any future financing requirements. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed rate senior notes and our borrowings under our senior credit facility. As of March 31, 2006, long-term fixed rate borrowings represented 100% of our total borrowings.

The following table presents the future principal payment obligations and interest rates associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of March 31, 2006:

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(in thousands)
Long-term debt:
Fixed rate CMBS Certificates (currently 5.6% at March 31, 2006)	—	—	—	—	—	$405,000	$405,000	$408,423
Fixed rate (9 3/4%) (1)	—	—	—	—	—	$261,316	$261,316	$249,818
Fixed rate (8 1/2%)	—	—	—	—	—	$162,500	$162,500	$180,375

(1)	The amount included for the 9 3/4% senior discount notes represents the accreted value of the notes at their maturity date. As of March 31, 2006, these notes had an accreted value of $222.2 million and a fair value of $243.7 million.

As result of the AAT Acquisition discussed above, the outstanding 9 3/4% senior discount notes and 8 1/2% senior notes were repaid in full. As a result, our current primary market risk exposure relates to (1) our ability to refinance the bridge loan and the CMBS Certificates at their expected repayment dates or at maturity at market rates, and (2) the impact of interest rate movements on our ability to meet financial covenants. We manage the interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt and interest rate hedging arrangements. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

Special Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our belief that we will experience continued long-term growth of our site leasing revenues due to increasing minutes of use, network coverage and capacity requirements and as a result of the AAT Acquisition;

•	our expectations regarding the amount of future expenditures required to maintain our towers;

•	our expectation of growing our cash flows by adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications;

•	our expectations that site leasing segment operating profit will substantially increase in future periods as a result of the AAT Acquisition;

•	our intention to selectively invest in new tower builds and/or tower acquisitions and to fund such new tower builds and/or acquisitions from cash on hand and our cash flow from operating activities;

•	our expectations regarding our new build program and our intent to build 80 - 100 new towers in 2006;

•	our expectations regarding an increase in cost of site leasing revenues, selling, general and administrative expenses, depreciation and amortization expenses and net loss due to the AAT Acquisition;

•	our belief regarding our position to capture additional site leasing business in our markets and identify and participate in site development projects across our markets;

•	our expectations regarding borrowings under the revolving credit facility during 2006;

•	our estimates regarding our annual debt service in 2006 and thereafter; and

•	our expectations regarding the adoption of certain accounting pronouncements.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our inability to successfully integrate AAT’s operations with our operations and realize the anticipated synergies from the AAT Acquisition in the expected time-frame;

•	our inability to sufficiently increase our revenues and maintain or decrease expenses and cash capital expenditures to permit us to fund operations and meet our obligations as they become due;

•	our ability to refinance or restructure the bridge loan on acceptable terms or at all;,

•	our ability to further reduce our interest expense;

•	the inability of our clients to access sufficient capital or their unwillingness to expend capital to fund network expansion or enhancements;

•	our ability to continue to comply with covenants and the terms of our bridge loan and senior credit facility and to access sufficient capital to fund our operations;

•	our ability to secure as many site leasing tenants as planned;

•	our ability to expand our site leasing business and maintain or expand our site development business;

•	our ability to successfully build 80 - 100 new towers in 2006;

•	our ability to successfully implement our strategy of having at least one tenant on each new build upon completion;

•	our ability to successfully address zoning issues;

•	our ability to retain current lessees on our towers;

•	our ability to realize economies of scale from our tower portfolio; and

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry.

We assume no responsibility for updating forward-looking statements contained in this quarterly report.

Non-GAAP Financial Measures

This report contains certain non-GAAP measures, including Adjusted EBITDA and Segment Operating Profit information. We have provided below a description of such non-GAAP measures, a reconcilement of such non-GAAP measures to their most directly comparable GAAP measures, an explanation as to why management utilizes these measures, their respective limitations and how management compensates for such limitations.

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

The Non-GAAP measurement of Adjusted EBITDA has certain material limitations, including:

•	It does not include interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate profits and cash flows. Therefore any measure that excludes interest expense has material limitations;

•	It does not include depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate profits. Therefore any measure that excludes depreciation and amortization expense has material limitations;

•	It does not include provision for income taxes. Because the payment of income taxes is a necessary element of our costs, particularly in the future, any measure that excludes tax expense has material limitations; and

•	It does not include non-cash expenses such as asset impairment charges, non-cash compensation, restructuring and other charges, other expenses, non-cash leasing revenue and non-cash ground lease expense. Because these non-cash items are a necessary element of our costs and our ability to generate profits, any measure that excludes these non-cash items has material limitations.

We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of our profitability and operating results.

Adjusted EBITDA is calculated below:

	For the three months ended March 31,
	2006	2005
	(in thousands)
Loss from continuing operations	$(9,205)	$(21,543)
Interest income	(853)	(247)
Interest expense	14,490	18,144
Depreciation, accretion, and amortization	21,008	21,643
Asset impairment and other charges	—	231
Provision for income taxes	398	246
Loss from write off of deferred financing fees and extinguishment of debt	—	1,486
Non-cash compensation	1,082	115
Non-cash leasing revenue	(803)	(421)
Non-cash ground lease expense	1,269	1,378
Other income	—	(150)

Adjusted EBITDA	$27,386	$20,882

Segment Operating Profit

Each respective Segment Operating Profit is defined as segment revenues less segment cost of revenues (excluding depreciation, accretion and amortization). Total Segment Operating Profit is the total of the operating profits of the two segments. Segment Operating Profit is, in our opinion, an indicator of the operating performance of our site leasing and site development segments and is used to provide management with the ability to monitor the operating results and margin of each segment, while excluding the impact of depreciation and amortization. Segment Operating Profit is not intended to be an alternative measure of revenue or operating income as determined in accordance with generally accepted accounting principles.

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

	Site leasing segment
	For the three months ended March 31,
	2006	2005
	(in thousands)
Segment revenue	$45,029	$38,342
Segment cost of revenues (excluding depreciation, accretion and amortization)	(12,331)	(12,045)

Segment operating profit	$32,698	$26,297

	Site development consulting segment
	For the three months ended March 31,
	2006	2005
	(in thousands)
Segment revenue	$3,473	$3,087
Segment cost of revenues (excluding depreciation, accretion and amortization)	(2,876)	(2,829)

Segment operating profit	$597	$258

	Site development construction segment
	For the three months ended March 31,
	2006	2005
	(in thousands)
Segment revenue	$20,302	$16,875
Segment cost of revenues (excluding depreciation, accretion and amortization)	(19,056)	(16,420)

Segment operating profit	$1,246	$455

ITEM 4.	CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2006. Based on such evaluation, such officers have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2005 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

We may not be able to service or refinance our substantial indebtedness.

As indicated below, we have and will continue to have a significant amount of indebtedness relative to our equity.

	As of December 31, 2005	As of March 31, 2006 Actual	As of March 31, 2006*
	(in thousands)
Total Indebtedness	$784,392	$789,657	$1,505,000
Shareholders’ equity (deficit)	$81,431	$76,091	$414,216

*	As adjusted to reflect the AAT Acquisition, the repurchase of 100% of the aggregate outstanding amount of our 9 3/4% senior discount notes and 100% of the aggregate outstanding amount of our 8 1/2% senior notes and the execution of a $1.1 billion term loan (collectively, the “AAT Transactions”).

As of March 31, 2006, as adjusted for the AAT Transactions, we will have approximately $1.5 billion in indebtedness. Our ability to service our debt obligations will depend on our future operating performance. In order to manage our substantial amount of indebtedness, we may from time to time sell assets, issue equity, or repurchase, restructure or refinance some or all of our debt (all of which we have done at various times in the last two years). We may not be able to effectuate any of these alternative strategies on satisfactory terms in the future, if at all. The implementation of any of these alternative strategies may dilute our current shareholders or subject us to additional costs or restrictions on our ability to manage our business and as a result could have a material adverse effect on our financial condition and growth strategy.

To finance the AAT Acquisition and the repurchase of our 9 3/4% senior discount notes and our 8 1/2% senior notes, we entered into the bridge loan in the amount of $1.1 billion. The bridge loan accrues interest at the Eurodollar rate plus 2% and matures on September 12, 2006. The bridge loan may be extended to January 27, 2007; however, interest will accrue at the Eurodollar rate plus 2.75% from September 13, 2006 through the earlier of the refinancing of the bridge loan or the extended maturity date. Prior to the maturity date, we will be required to refinance or restructure the bridge loan. We cannot assure you that we will be able to refinance or restructure the bridge loan on acceptable terms or at all, and, in particular, we cannot assure you that interest rates will be favorable to us at the time of any such refinancing or restructuring. Further, in connection with the AAT Transactions, until the bridge loan is paid in full, we are unable to draw down on our $160.0 million senior credit facility. If we are unable to refinance, restructure or otherwise repay the principal amount of the bridge loan upon its maturity, we may need to sell assets, cease operations and/or file for protection under the bankruptcy laws.

We may not have sufficient liquidity or cash flow from operations to repay the components of the mortgage loan that comprises part of the CMBS Transaction. Therefore, prior to the final repayment date for the components of the mortgage loan we may be required to refinance the mortgage loan or sell a portion or all of our interests in the 1,714 tower sites that, among other things, secure along with their operating cash flows the mortgage loan. Although, the mortgage loan is a limited recourse obligation of SBA Properties, Inc. and no holder of the mortgage loan will have recourse to SBA Communications, our operations would be adversely affected if SBA Properties is unable to repay the components of the mortgage loan. We cannot assure you that our assets would be sufficient to repay this indebtedness in full.

We and our subsidiaries may be able to incur significant additional indebtedness in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt.

The failure to successfully integrate AAT’s operations with our operations and realize the anticipated synergies from the AAT Acquisition in the expected time-frame may adversely affect our resources and the future results of our combined company.

As a result of the AAT Acquisition, we increased our tower portfolio by more than 50% and increased our geographic presence to include 47 of the 48 contiguous United States from our previous concentration in the eastern third of the United States. To realize the anticipated benefits and synergies, AAT’s business must be successfully integrated into our business. The integration of AAT’s business into our business will be complex and time-consuming. The AAT Acquisition involves a number of potential risks, including the inability to productively combine disparate company cultures, operations, personnel, information technology systems and financial control systems, manage operating sites in geographically diverse markets, address and resolve unforeseen liabilities, control the amount of integration expenses, implement consistent site leasing practices, coordinate sales efforts and retain key employees. The AAT Acquisition may impose significant strains on our existing management, information technology systems, operating systems and financial resources and we may not have adequate resources to support the expanded level of operations that the acquisition of AAT will require.

Even if AAT’s business is successfully integrated with our business, we may not realize the expected benefits of the acquisition or realize the expected benefits within our expected time-frame, which are largely based on forecasts of tower cash flow, adjusted EBITDA, equity free cash flow and integration expenses which in turn are subject to certain assumptions which may prove to be inaccurate. Any one of these integration challenges or any combination thereof could adversely affect the future results of our combined company.

Our debt instruments contain restrictive covenants that could adversely affect our business.

Our senior credit facility and bridge loan each contain certain restrictive covenants. Among other things, these covenants limit the ability of certain of our subsidiaries to:

•	incur additional indebtedness;

•	engage in mergers and acquisitions or sell all or substantially all of the assets;

•	pay dividends, repurchase capital stock or engage in other restricted payments or repurchase the capital stock of the borrower or any restricted subsidiary;

•	make certain investments;

•	make certain capital expenditures;

•	incur liens; and

•	enter into affiliate transactions.

Additionally, the bridge loan limits, among other things, our ability to incur additional indebtedness or allow a third party to own more than 20% of our economic or voting interest of our outstanding common stock.

If we or the applicable subsidiaries fail to comply with these covenants, it could result in an event of default under one or all of these debt instruments. The acceleration of amounts due under one of our debt instruments would also cause a cross-default under our other debt instruments.

SBA Senior Finance, Inc. (“Senior Finance”), an indirect wholly-owned subsidiary of ours which owns all of the membership interests of SBA Senior Finance II LLC (“Senior Finance II”), is the borrower under our $1.1 billion bridge loan. Amounts borrowed under the bridge loan are secured by a first lien on substantially all of Senior Finance’s assets and are guaranteed by us and certain of our subsidiaries, which guarantee is secured by a first lien on substantially all of our and such subsidiaries’ non-real estate assets. The bridge loan requires Senior Finance to maintain a minimum debt service coverage ratio. In addition, the bridge loan contains additional negative covenants that, among other things, restrict Senior Finance’s ability to commit to capital expenditures and build or acquire towers without anchor or acceptable tenants. Our ability to meet the minimum debt service coverage ratio and comply with these covenants can be affected by events beyond our control, and we may not be able to do so. A breach of any of these covenants, if not remedied within the specified period, could result in an event of default under the bridge loan.

Until the bridge loan is paid in full, we have agreed not to borrow under our senior credit facility and all representations, warranties and covenants, with certain exceptions, under the senior credit facility are suspended and of no force and effect. Upon termination of the bridge loan, pursuant to the senior credit facility, Senior Finance II, which owns, directly or indirectly, all of the common stock and membership interests of the majority of our operating subsidiaries and is the borrower under our senior credit facility, will be required to maintain specified financial ratios, including ratios regarding Senior Finance II’s debt to annualized operating cash flow, cash interest expense and fixed charges for each quarter. In addition, the senior credit facility contains additional negative covenants that, among other things, will limit our ability to commit to capital expenditures and build or acquire towers without anchor or acceptable tenants. Our ability to meet these financial ratios and tests and comply with these covenants can be affected by events beyond our control, and we may not be able to do so. A breach of any of these covenants, if not remedied within the specified period, could result in an event of default under the senior credit facility. Amounts borrowed under the senior credit facility are secured by a lien on substantially all of Senior Finance II’s assets and are guaranteed by us and certain of our subsidiaries.

Upon the occurrence of any default, our senior credit facility lenders can prevent us from borrowing any additional amounts under the senior credit facility. In addition, upon the occurrence of any event of default, other than certain bankruptcy events, the lenders under our bridge loan and senior credit facility, respectively, by a majority vote, can elect to declare all amounts of principal outstanding under such facility, together with all accrued interest, to be immediately due and payable. The acceleration of amounts due under our senior credit facility or bridge loan would cause a cross-default under the other facility, thereby permitting the acceleration of such indebtedness. If the indebtedness under the bridge loan and/or indebtedness under our senior credit facility were to be accelerated, our current assets would not be sufficient to repay in full the indebtedness. If we were unable to repay amounts that become due under the bridge loan and/or the senior credit facility, such lenders could proceed against the collateral granted to them to secure that indebtedness.

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

Future sales of our Class A common stock in the public market or the issuance of other equity may adversely affect the market price of our Class A common stock and our ability to raise funds in new equity or equity-related offerings.

Sales of a substantial number of shares of our Class A common stock or other equity-related securities in the public market, including sales by any selling shareholder, could depress the market price of our Class A common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our Class A common stock or other equity-related securities would have on the market price of our Class A common stock.

Pursuant to our acquisition of AAT, we issued 17,059,336 newly issued shares of our Class A common stock to AAT Holdings, LLC II (“AAT Holdings II”), who in turn distributed these shares to AAT Holdings, LLC (“AAT Holdings”), the indirect parent of AAT Holdings II. Pursuant to the registration obligations of the AAT Stock Purchase Agreement, we have filed an automatic shelf registration statement on Form S-3 and a prospectus supplement relating to the resale of these shares by AAT Holdings as the selling shareholder. The selling shareholder may in the future determine to distribute any or all of these shares to its members and such members would then be named in a future prospectus supplement as selling shareholders. Of the 17,059,336 shares of Class A common stock, 9.2 million shares cannot be sold for two years unless they are sold through a marketed secondary offering or approved block trade (as defined in the AAT Stock Purchase Agreement) or until the selling shareholders hold less than 2.5 million of the 9.2 million shares. Sales of our Class A common stock by the selling shareholders through a marketed secondary offering, approved block trade or any other permitted method could adversely impact or increase the volatility of the market price of our Class A common stock. Sales by the selling shareholders may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all.

ITEM 6.	EXHIBITS

(a) Exhibits

4.6A	First Amendment to Rights Agreement, dated as of March 17, 2006, by and between SBA Communications Corporation and Computershare Trust Company, N.A.

10.54	$1.1 billion Credit Agreement, dated April 27, 2006, among SBA Senior Finance, Inc., the several banks and other financial institutions parties thereto, and Deutsche Bank AG, New York Branch, as administrative agent.

10.55	Guarantee and Collateral Agreement, dated as of April 27, 2006, made by SBA Communications Corporation, SBA Telecommunications, Inc., SBA Senior Finance, Inc. and certain of its subsidiaries in favor of Deutsche Bank AG New York Branch, as Administrative Agent.

10.56	Omnibus Agreement, dated as of April 27, 2006, among SBA Senior Finance II LLC, as the Borrower under the senior credit facility, General Electric Capital Corporation, as Administrative Agent and a Lender, and Toronto Dominion (Texas) LLC, DB Structured Products Inc., JPMorgan Chase Bank N.A. and Lehman Commercial Paper Inc., as Lenders under the senior credit facility, SBA Senior Finance, Inc., as the borrower under the bridge loan, DB Structured Products Inc. and JPMorgan Chase Bank, N.A. as lenders under the bridge loan and Deutsche Bank AG, as Administrative Agent under the bridge loan.

31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this areport to be signed on its behalf by the undersigned thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

May 10, 2006	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

May 10, 2006	/s/ Anthony J. Macaione
Anthony J. Macaione
Chief Financial Officer
(Principal Financial Officer)