Form 10-Q
period 2006-06-30
SBA COMMUNICATIONS CORP
filed 2006-08-09
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 103,755,008 shares of Class A common stock as of August 8, 2006.

SBA COMMUNICATIONS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1: UNAUDITED FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,596	$45,934
Short term investments	—	19,777
Restricted cash	13,496	19,512
Accounts receivable, net of allowances of $2,006 and $1,136 in 2006 and 2005, respectively	19,837	17,533
Costs and estimated earnings in excess of billings on uncompleted contracts	24,561	25,184
Prepaid expenses and other current assets	17,630	4,248

Total current assets	137,120	132,188
Property and equipment, net	1,089,634	728,333
Intangible assets, net	713,435	31,491
Deferred financing fees, net	20,547	19,931
Other assets	48,146	40,593

Total assets	$2,008,882	$952,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,599	$17,283
Accrued expenses	20,061	15,544
Deferred revenue	19,855	11,838
Interest payable	1,017	3,880
Bridge financing	1,100,000	—
Billings in excess of costs and estimated earnings on uncompleted contracts	852	1,391
Other current liabilities	2,298	2,207

Total current liabilities	1,157,682	52,143

Long-term liabilities:
Long-term debt	405,000	784,392
Deferred revenue	492	302
Other long-term liabilities	40,922	34,268

Total long-term liabilities	446,414	818,962

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $.01 par value, 30,000 shares authorized, none issued or outstanding	—	—
Common Stock - Class A par value $.01, 200,000 shares authorized, 103,154 and 85,615 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	1,032	856
Additional paid-in capital	1,389,390	990,181
Accumulated deficit	(1,008,909)	(924,066)
Accumulated other comprehensive income	23,273	14,460

Total shareholders’ equity	404,786	81,431

Total liabilities and shareholders’ equity	$2,008,882	$952,536

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Revenues:
Site leasing	$62,314	$38,934	$107,343	$77,276
Site development	25,062	24,314	48,837	44,275

Total revenues	87,376	63,248	156,180	121,551

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Site leasing	17,167	11,692	29,498	23,737
Site development	23,009	22,987	44,941	42,236
Selling, general and administrative	11,495	7,112	20,423	14,312
Asset impairment and other charges	—	42	—	273
Depreciation, accretion and amortization	32,885	21,644	54,181	43,287

Total operating expenses	84,556	63,477	149,043	123,845

Operating income (loss) from continuing operations	2,820	(229)	7,137	(2,294)

Other income (expense):
Interest income	955	497	1,808	744
Interest expense	(20,349)	(10,427)	(28,698)	(20,431)
Non-cash interest expense	(1,580)	(7,401)	(6,845)	(14,743)
Amortization of deferred financing fees	(3,373)	(546)	(4,249)	(1,344)
Loss from write-off of deferred financing fees and extinguishment of debt	(53,838)	(8,244)	(53,838)	(9,730)
Other (expense) income	(76)	305	212	456

Total other expense	(78,261)	(25,816)	(91,610)	(45,048)

Loss from continuing operations before provision for income taxes	(75,441)	(26,045)	(84,473)	(47,342)

Provision for income taxes	(197)	(331)	(370)	(577)

Loss from continuing operations	(75,638)	(26,376)	(84,843)	(47,919)

Gain (loss) from discontinued operations, net of income taxes	—	121	—	(49)

Net loss	$(75,638)	$(26,255)	$(84,843)	$(47,968)

Basic and diluted loss per common share amounts:
Loss from continuing operations	$(0.77)	$(0.38)	$(0.92)	$(0.71)
Loss from discontinued operations	—	—	—	—

Net loss per common share	$(0.77)	$(0.38)	$(0.92)	$(0.71)

Weighted average number of common shares	98,138	70,330	91,951	67,809

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(unaudited) (in thousands)

	Common Stock Class A		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
BALANCE, December 31, 2005	85,615	$856	$990,181	$14,460	$(924,066)	$81,431
Non-cash compensation	—	—	2,699	—	—	2,699
Common stock issued in connection with acquisitions	17,101	171	393,454	—	—	393,625
Common stock issued in connection with stock purchase/option plans	438	5	3,663	—	—	3,668
Fees relating to issuance of common stock	—	—	(607)	—	—	(607)
Amortization of deferred gain from settlement of derivative financial instrument	—	—	—	(1,333)	—	(1,333)
Change in fair value in derivative financial instruments	—	—	—	10,146	—	10,146
Net loss	—	—	—	—	(84,843)	(84,843)

BALANCE, June 30, 2006	103,154	$1,032	$1,389,390	$23,273	$(1,008,909)	$404,786

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,843)	$(47,968)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization	54,181	43,287
Accretion of interest income on short-term investments	(123)	—
Asset impairment and other charges	—	273
Gain on sale of assets	(110)	(370)
Non-cash compensation expense	2,578	215
Provision (credit) for doubtful accounts	100	(300)
Amortization of original issue discount and deferred financing fees	11,094	16,087
Loss from write-off of deferred financing fees and extinguishment of debt	53,838	9,730
Amortization of deferred gain and non-cash interest expense on derivative financial instruments	(1,134)	(33)
Changes in operating assets and liabilities:
Accounts receivable	(1,201)	5,054
Costs and estimated earnings in excess of billings on uncompleted contracts	623	(2,531)
Prepaid and other current assets	(1,290)	(290)
Other assets	(3,767)	(3,528)
Accounts payable	(4,947)	(2,344)
Accrued expenses	1,135	(109)
Deferred revenue	1,162	(410)
Interest payable	(2,863)	(1,185)
Other liabilities	3,416	3,124
Billings in excess of costs and estimated earnings on uncompleted contracts	(539)	(938)

Net cash provided by operating activities	27,310	17,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of short term investments	19,900	—
Payment for purchase of AAT Communications Corp., net of cash acquired	(643,329)	—
Capital expenditures	(12,662)	(7,195)
Other acquisitions and related earn-outs	(36,678)	(16,012)
Proceeds from sale of fixed assets	116	915
Payment of restricted cash relating to tower removal obligations	(5,105)	(303)

Net cash used in investing activities	(677,758)	(22,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge financing, net of fees paid	1,088,802	—
Release of restricted cash relating to CMBS-1 Notes	8,061	—
Proceeds from employee stock purchase/option plans	3,667	1,763
Proceeds from equity offerings, net of fees paid	(607)	75,439
Deferred financing fees paid relating to CMBS-1 Notes	(530)	—
Repurchase of 9 3/4% senior discount notes	(251,826)	(75,644)
Repurchase of 8 1/2% senior notes	(181,418)	—
Repurchase of 10 1/4% senior notes	—	(52,546)
Borrowings under senior credit facility, net of financing fees	(39)	9,465
Repayment of senior credit facility	—	(1,625)
Repayment of bank overdraft	—	(526)

Net cash provided by (used in) financing activities	666,110	(43,674)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,662	(48,505)
CASH AND CASH EQUIVALENTS:
Beginning of period	45,934	69,627

End of period	$61,596	$21,122

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$32,879	$21,635

Income taxes	$843	$613

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

2. CURRENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN No. 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. This statement is effective beginning for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN No. 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company will adopt the provisions of this statement beginning in the first quarter of 2007. The Company is currently evaluating what impact, if any, the adoption of FIN No. 48 will have on its consolidated financial condition or results of operations.

In February 2006, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is currently evaluating what impact, if any, the adoption of SFAS No.155 will have on its consolidated financial condition or results of operations.

3. RESTRICTED CASH

Restricted cash consists of the following:

	June 30, 2006	December 31, 2005	Included on Balance Sheets
CMBS Certificates	$9,876	$17,937	restricted cash - current asset
Payment and performance bonds	3,620	1,575	restricted cash - current asset
Surety bonds	13,352	10,291	Other assets - noncurrent

Total restricted cash	$26,848	$29,803

In connection with the issuance of the CMBS Certificates (defined in Note 9), the Company is required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan agreement governing the CMBS Certificates to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and service expenses, and to reserve a portion of advance rents from tenants. Based on the terms of the CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The restricted cash held by the indenture trustee in excess of required reserve balances is subsequently released to SBA Properties, Inc., a wholly owned subsidiary, on or before the 15th calendar day following month end and is no longer subject to restriction. All monies held by the indenture trustee after the release date are classified as restricted cash on the Company’s balance sheet.

Payment and performance bonds relate primarily to collateral requirements relating to tower construction currently in process by the Company.

Restricted cash classified in “Other assets—noncurrent” include surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and cash collateral, which support surety bonds, and primarily relate to our tower removal obligations.

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of June 30, 2006	As of December 31, 2005
	(in thousands)
Costs incurred on uncompleted contracts	$98,947	$94,323
Estimated earnings	16,914	15,609
Billings to date	(92,152)	(86,139)

	$23,709	$23,793

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	As of June 30, 2006	As of December 31, 2005
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$24,561	$25,184
Billings in excess of costs and estimated earnings on uncompleted contracts	(852)	(1,391)

	$23,709	$23,793

At June 30, 2006, two significant customers comprised 68.9% of the costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, while at December 31, 2005, three significant customers comprised 75.4% of the costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings.

5. PROPERTY & EQUIPMENT

Property and equipment consists of the following:

	As of June 30, 2006	As of December 31, 2005
	(in thousands)
Towers and related components	$1,501,033	$1,117,497
Construction-in-process	4,875	4,792
Furniture, equipment and vehicles	26,946	25,552
Land, buildings and improvements	42,093	22,549

	1,574,947	1,170,390
Less: accumulated depreciation	(485,313)	(442,057)

Property and equipment, net	$1,089,634	$728,333

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. At June 30, 2006 and December 31, 2005, capital expenditures that are included in accounts payable and accrued expenses were $3.5 million and $3.2 million, respectively.

6. ACQUISITIONS

AAT Acquisition

On April 27, 2006, a subsidiary of SBA Communications acquired 100 percent of the outstanding common stock of AAT Communications Corporation (“AAT” or the “AAT Acquisition”) from AAT Holdings, LLC II. AAT owns 1,850 towers in the United States. The acquisition provides the Company with a nationwide platform to pursue its asset growth strategy and allows the Company to leverage its fixed overhead costs. As a result of the AAT Acquisition, the Company increased its tower portfolio to over 5,200 towers.

Pursuant to the terms of the Stock Purchase Agreement, the Company paid cash of $634.0 million and issued 17,059,336 shares of the Company’s Class A common stock, valued at $392.7 million based on the average market price of the Company’s Class A common stock over the 5-trading day period ended March 21, 2006. The Company incurred approximately $9.3 million in acquisition related costs in connection with the AAT Acquisition. The results of AAT’s operations have been included in the consolidated financial statements since the date of acquisition.

The Company has accounted for the acquisition under the purchase method of accounting in accordance with SFAS 141 – Business Combinations (“FAS 141”). Under this method of accounting, assets acquired and liabilities assumed were recorded on the Company’s balance sheet at their estimated fair values as of the date of acquisition. The total preliminary purchase price of approximately $1.0 billion includes the fair value of the Class A common stock issued, the cash paid, and the acquisition related costs incurred.

The preliminary determination of the estimated fair value of the assets acquired and liabilities assumed relating to the AAT Acquisition is summarized below (in thousands):

Accounts receivable	$1,204
Other current assets	1,949
Property, plant, and equipment	368,567
Intangible assets:
Current contract intangible	420,240
Network location intangible	256,757
Other assets	726

Total assets acquired	1,049,443

Current liabilities	(10,204)
Other liabilities	(3,204)

Total liabilities assumed	(13,408)

Net assets acquired	$1,036,035

The fair values of the property, plant, and equipment as well as the intangible assets were determined in connection with a third party valuation. The primary areas of the purchase price allocation that are preliminary and have yet to be finalized relate to current assets and current liabilities. The Company is awaiting certain information in order to finalize the purchase price allocation.

Unaudited Pro Forma Financial Information

The following table presents the unaudited pro forma consolidated results of operations of the Company for the three and six months ended June 30, 2006 and 2005, respectively, as if the acquisition of AAT was completed as of January 1 of each of the respective years:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues	$93,695	$83,258	$184,941	$161,125
Operating income (loss) from continuing operations	$1,038	$(5,697)	$2,340	$(13,224)
Net loss	$(59,400)	$(40,790)	$(113,599)	$(108,216)
Basic and diluted net loss per common share	$(0.58)	$(0.47)	$(1.10)	$(1.28)

The pro forma amounts include the historical operating results of the Company and AAT with appropriate adjustments that give effect to (1) depreciation, accretion and amortization, (2) interest expense, (3) selling, general and administrative expense, (4) provision for income taxes, and (5) certain conforming accounting policies of the Company. The pro forma amounts are not necessarily indicative of the operating results that would have occurred if the acquisition and related transactions had been completed at the beginning of the applicable periods presented. In addition, the pro forma amounts are not necessarily indicative of the operating results in future periods.

Other Acquisitions

In addition to the AAT Acquisition, during the three months ended June 30, 2006, the Company acquired 22 completed towers, 1 tower in process, and related assets from various sellers. The aggregate consideration paid for these additional assets was $10.2 million in cash and approximately 41,500 shares of Class A common stock valued at $0.9 million. The Company accounted for all of the above tower acquisitions at fair market value at the date of acquisition. The results of operations of the acquired assets and companies are included with those of the Company from the dates of the respective acquisitions. Other than the AAT Acquisition, none of the individual acquisitions or aggregate acquisitions consummated during the three months ended June 30, 2006 were significant to the Company and accordingly, pro forma financial information has not been presented. During the three months ended June 30, 2006, the Company also paid $0.5 million in settlement of contingent purchase price amounts payable as a result of acquired towers exceeding certain performance targets.

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

From time to time, the Company agrees to pay additional consideration for such acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the 1-3 years after they have been acquired. As of June 30, 2006, the Company has an obligation to pay up to an additional $1.9 million in consideration if the targets contained in various acquisition agreements are met. These obligations are associated with acquisitions within the Company’s site leasing segment. On certain acquisitions, at the Company’s option, additional consideration may be paid in cash or shares of Class A common stock. The Company records such obligations as additional consideration when it becomes probable that the targets will be met.

7. INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	June 30, 2006	December 31, 2005
	(in thousands)
Current contract intangible	$448,998	$20,210
Network location intangible	274,013	11,805
Covenants not to compete	6,231	6,231

	729,242	38,246
Less: accumulated amortization	(15,807)	(6,755)

Intangible assets, net	$713,435	$31,491

All intangibles noted above are contained in our site leasing segment. See note 6 for information on intangibles acquired in connection with the AAT Acquisition. The Company amortizes its intangible assets over periods ranging from three to fifteen years. Amortization expense relating to the intangible assets above was $8.4 million and $0.2 million for the three months ended June 30, 2006 and June 30, 2005, respectively. During the six months ended June 30, 2006 and 2005, amortization expense was $9.1 million and $0.5 million, respectively. These amounts are subject to changes in estimates until the allocation of the purchase price is finalized for all acquisitions. (See note 6 above.)

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

During the three and six months ended June 30, 2005, the Company reevaluated its future cash flow expectations on one tower that had not achieved expected lease up results. The resulting change in the fair value of this tower, as determined using a discounted cash flow analysis, resulted in an impairment charge of $0.1 million and $0.2 million, respectively. There were no asset impairment charges during the six months ended June 30, 2006.

9. DEBT

Short-term debt consists of the following:

Bridge Financing

On April 27, 2006, SBA Senior Finance, Inc., an indirect wholly-owned subsidiary of the Company, entered into a credit agreement for a $1.1 billion bridge loan. The bridge loan initially matures on September 12, 2006 and may be extended to January 27, 2007 at the Company’s option, provided that (i) no default or event of default shall have occurred and be continuing and (ii) each of the representations and warranties of Senior Finance, the Company and certain of its subsidiaries are true and correct in all material respects on and as of such date. Loans outstanding under the bridge loan are Eurodollar loans, unless converted to alternate base rate loans as provided in the bridge loan credit agreement. Eurodollar loans accrue interest at a rate per annum equal to the Eurodollar rate plus a margin of 2.00% calculated on the basis of a 360-day year, which at June 30, 2006 equated to a borrowing rate of 7.09%. If the bridge loan is extended beyond September 12, 2006, the interest rate margin will be increased to 2.75% through the maturity date. Interest is due monthly on this facility. Senior Finance may prepay the bridge loan, in whole or in part, without premium or penalty. Amounts borrowed under the bridge loan are secured by a first lien on substantially all of Senior Finance’s assets and are guaranteed by the Company and certain subsidiaries, which guarantee is secured by a first lien on substantially all of these subsidiaries’ non-real estate assets. The Company is currently evaluating alternatives to refinance this facility on or before its maturity date. The Company incurred deferred financing fees of $11.4 million associated with the closing of this transaction.

This bridge loan requires SBA Senior Finance to maintain specified financial ratios, including ratios regarding its debt service coverage ratio and limitation on indebtedness. The bridge loan contains affirmative and negative covenants that, among other things, limit its ability to incur debt and liens, make restricted payments, sell assets, commit to capital expenditures, and enter into affiliate transactions or sale-leaseback transactions. SBA Senior Finance’s ability in the future to comply with the covenants will depend on its future financial performance. As of June 30, 2006, SBA Senior Finance was in full compliance with the terms of the bridge loan.

Long-term debt consists of the following:

	As of June 30, 2006	As of December 31, 2005
	(in thousands)
Commercial mortgage pass-through certificates, series 2005-1, (“CMBS Certificates”), secured, interest payable monthly in arrears, balloon payment principal of $405,000 with an anticipated repayment date of November 15, 2010. Interest at varying rates (5.369% to 6.706%) at June 30, 2006.	$405,000	$405,000

8 1/2% senior notes, unsecured, interest payable semi-annually in arrears on June 1 and December 1. Balance repurchased in full April 27, 2006.	—	162,500

9 3/4% senior discount notes, net of unamortized original issue discount of $44,424 at December 31, 2005, unsecured, cash interest payable semi-annually in arrears beginning June 15, 2008, and the accreted balance of $223,736 repurchased on April 27, 2006.	—	216,892

Senior revolving credit facility. Facility originated in December 2005. No amounts outstanding or available at June 30, 2006. No amounts outstanding at December 31, 2005.	—	—

Long-term debt	$405,000	$784,392

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

8 1/2% Senior Notes and 9 3/4% Senior Discount Notes

On April 27, 2006, the remaining outstanding amounts of $162.5 million of the 8 1/2% senior notes and $223.7 million of the 9 3/4% senior discount notes (the accreted value at April 27, 2006) were repurchased from the proceeds of the $1.1 billion bridge loan obtained in connection with the AAT Acquisition. The Company recorded a $53.8 million loss from write-off of deferred financing fees and extinguishment of debt in connection with the repurchase of these notes.

Revolving Credit Facility

On December 22, 2005, SBA Senior Finance II LLC, a subsidiary of the Company, closed on a secured revolving credit facility in the amount of $160.0 million. This facility replaces the prior facility which was assigned and became the Mortgage Loan underlying the Company’s CMBS Certificates. The Company paid deferred financing fees of $1.1 million associated with the closing of this transaction.

This facility consists of a $160.0 million revolving loan which may be borrowed, repaid and redrawn, subject to compliance with certain covenants. However, the Company cannot borrow under the revolving credit facility until it has fully refinanced the bridge loan. In connection with the closing of the bridge loan, the Company entered into an Omnibus Agreement with the revolving credit facility lenders and the bridge loan lenders pursuant to which the Company agreed not to request, and the revolving credit facility lenders agreed not to make, any loans or issue any letters of credit under the revolving credit facility until the bridge loan is repaid in full. The revolving credit facility lenders also agreed that all liens, with certain exceptions, whether now existing or hereafter arising, in favor of the revolving credit facility lenders securing the obligations under the revolving credit facility will be junior in priority to all liens in favor of the bridge loan lenders securing the obligations under the bridge loan. Furthermore, the Omnibus Agreement provided that all representations, warranties and covenants, with certain exceptions, under the revolving credit facility were suspended and of no force and effect until such time as the bridge loan is repaid.

The revolving credit facility matures on December 21, 2007. Amounts borrowed under the facility will accrue interest at LIBOR plus a margin that ranges from 75 basis points to 200 basis points or at a base rate plus a margin that ranges from 12.5 basis points to 100 basis points. Unused amounts on this facility accrue interest at 37.5 basis points on the $160.0 million committed amount. Subject to the Omnibus Agreement, amounts borrowed under this facility are secured by a first lien on substantially all of SBA Senior Finance II’s assets and are guaranteed by the Company and certain of its other subsidiaries.

The revolving credit facility requires SBA Senior Finance II to maintain specified financial ratios, including ratios regarding its debt to annualized operating cash flow, debt service, cash interest expense and fixed charges for each quarter. The revolving credit facility also contains affirmative and negative covenants that, among other things, limit the Company’s ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and build and/or acquire towers without anchor or acceptable tenants. SBA Senior Finance II’s ability in the future to comply with the covenants and access the available funds under the revolving credit facility in the future will depend on its future financial performance. As discussed above, all financial covenants under the revolving credit facility were suspended on April 27, 2006 and of no force and effect until such time as the bridge loan is repaid pursuant to the Omnibus Agreement.

10. DERIVATIVE FINANCIAL INSTRUMENTS

On June 2, 2006, a subsidiary of the Company entered into a forward-starting interest rate swap agreement, with a notional amount of $100.0 million, to hedge the variability of future interest rates in anticipation of the issuance of debt which is expected to be issued on or before February 28, 2007 by an affiliate of the Company. Under the swap agreement, the subsidiary has agreed to pay a fixed interest rate of 5.394%, beginning on or before February 28, 2007 through February 28, 2012, in exchange for receiving floating payments based on three-month LIBOR on the same $100.0 million notional amount for the same five-year period. The swap agreement will be cash settled, in accordance with its terms, on or before February 28, 2007.

On May 22, 2006, a subsidiary of the Company entered into a forward-starting interest rate swap agreement, with a notional amount of $100.0 million, to hedge the variability of future interest rates in anticipation of the issuance of debt which is expected to be issued on or before February 28, 2007 by an affiliate of the Company. Under the swap agreement, the subsidiary has agreed to pay a fixed interest rate of 5.375%, beginning on or before February 28, 2007 through February 28, 2012, in exchange for receiving floating payments based on three-month LIBOR on the same $100.0 million notional amount for the same five-year period. The swap agreement will be cash settled, in accordance with its terms, on or before February 28, 2007.

On May 16, 2006, a subsidiary of the Company entered into two forward-starting interest rate swap agreements, each with a notional amount of $200.0 million, to hedge the variability of future interest rates in anticipation of the issuance of debt which is expected to be issued on or before February 28, 2007 by an affiliate of the Company. Under the swap agreements, the subsidiary has agreed to pay a fixed interest rate of 5.4695% and 5.4665%, respectively, on the total notional amount of $400.0 million, beginning on or before February 28, 2007 through February 28, 2012, in exchange for receiving floating payments based on three-month LIBOR on the same $400.0 million notional amount for the same five-year period. The swap agreements will be cash settled, in accordance with their terms, on or before February 28, 2007.

On April 17, 2006, a subsidiary of the Company entered into two forward-starting interest rate swap agreements, each with a notional amount of $100.0 million, to hedge the variability of future interest rates in anticipation of the issuance of debt which is expected to be issued on or before February 28, 2007 by the Company. Under the swap agreements, the subsidiary has agreed to pay fixed interest rates of 5.400% and 5.399%, respectively, on the total notional amount of $200.0 million, beginning on or before February 28, 2007 through February 28, 2012, in exchange for receiving floating payments based on three-month LIBOR on the same $200.0 million notional amount for the same five-year period. The swap agreements will be cash settled, in accordance with their terms, on or before February 28, 2007.

On February 22, 2006, a subsidiary of the Company entered into three forward-starting interest rate swap agreements, at an aggregate notional principal amount of $200.0 million, to hedge the variability of future interest rates in anticipation of the issuance of debt, which is expected to be issued on or before December 21, 2007 by an affiliate of the Company. Under the swap agreements, the subsidiary has agreed to pay a fixed monthly interest rate of 5.024% on a total notional amount of $200.0 million, beginning on or before December 21, 2007 through December 21, 2012, in exchange for receiving floating payments based on three-month LIBOR on the same $200.0 million notional amount for the same five year period. The swap agreements will be settled in cash, in accordance with their terms, on or before December 21, 2007.

The Company has determined that all of the swaps are effective cash flow hedges, and has recorded $10.1 million of hypothetical fair value in accumulated other comprehensive income, net of applicable income taxes. In addition, $0.2 million of the hypothetical fair value of the February 22, 2006 swaps were determined to be ineffective based on the Company’s anticipation of the issuance of debt on or before February 28, 2007, and has recorded $0.2 million as interest expense in the Consolidated Statements of Operations. At June 30, 2006, the swaps have a fair value of $9.9 million, which is recorded in other assets on the Consolidated Balance Sheet.

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

Comprehensive loss is comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net loss	$(75,638)	$(26,255)	$(84,843)	$(47,968)
Other comprehensive income (loss) for:
Amortization of deferred gain from settlement of derivative financial instruments reclassified into results of operations	(671)	—	(1,333)	—
Change in fair value in derivative financial instruments	8,100	204	10,146	204

Comprehensive loss	$(68,209)	$(26,051)	$(76,030)	$(47,764)

The Company’s other comprehensive income (loss) for the three and six months ended June 30, 2006 includes $8.1 million and $10.1 million, respectively for an unrealized gain from nine forward-starting interest rate swap agreements entered in anticipation of the issuance of debt by a subsidiary of the Company (see note 10 above). In addition, for the three and six months ended June 30, 2006, amortization of $0.7 million and $1.3 million, respectively, was recorded as a reduction to interest expense relating to a deferred gain from the settlement of a derivative financial instrument in November 2005.

For the three and six months ended June 30, 2006, the Company’s other comprehensive income (loss) includes $0.2 million for an unrealized deferred gain from the two forward-starting interest rate swap agreements settled upon the issuance of the CMBS Certificates which occurred in the fourth quarter of 2005 (see note 9 above).

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

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and six months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R.

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

Stock Options

The Company has three equity participation plans (the 1996 Stock Option Plan, the 1999 Equity Participation Plan and the 2001 Equity Participation Plan) whereby options (both non-qualified and incentive stock options), stock appreciation rights and restricted stock may be granted to directors, employees and consultants. Upon adoption of the 2001 Equity Participation Plan, the 1996 Stock Option Plan and the 1999 Equity Participation Plan were terminated and no further grants were permitted under such plans. The 2001 Equity Participation Plan provides for a maximum issuance of shares, together with all outstanding options and unvested shares of restricted stock under all three of the plans, equal to 15% of the Company’s common stock outstanding, adjusted for certain shares issued and the exercise of certain options. These options generally vest between three and six years from the date of grant on a straight-line basis and generally have a ten year life. The Company recorded approximately $1.4 million and $0.1 million of non-cash compensation expense during the three month periods ended June 30, 2006 and 2005, respectively, relating to stock options. In addition, the Company recorded approximately $2.5 million and $0.2 million of non-cash compensation expense during the six month periods ended June 30, 2006 and 2005, respectively, relating to stock options.

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses a combination of historical data and implied volatility to establish the expected volatility. Historical data is used to estimate the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	For the three and six months ended June 30,
	2006	2005
Risk free interest rate	4.2% - 5.0%	3.8%
Dividend yield	0.0%	0.0%
Expected volatility	45%	45%
Expected lives	3.75 years	3.75 years

The following table summarizes the Company’s activities with respect to its stock option plans for the first six months of 2006 as follows (dollars and number of shares in thousands, except for per share data):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Fair Value
Outstanding at January 1, 2006	4,575	$8.22	7.5	$24,586
Granted	1,113	$19.95		$8,695
Exercised	(406)	$7.52		$1,712
Canceled	(252)	$30.85		$6,633

Outstanding at June 30, 2006	5,030	$9.74	7.7	$24,936

Exercisable at June 30, 2006	2,024	$11.13	6.4	$10,183

Unvested at June 30, 2006	3,006	$9.57	8.6	$14,753

Unvested at January 1, 2006	3,059	$6.12	8.3	$9,643

The weighted-average fair value of options granted during the six months ended June 30, 2006 and 2005 was $7.81 and $3.30, respectively. The total intrinsic value for options exercised during the six months ended June 30, 2006 and 2005 was $6.3 million and $2.5 million, respectively.

Cash received from option exercises under all plans for the six months ended June 30, 2006 and 2005 was approximately $3.1 million and $1.3 million, respectively. No tax benefit was realized for the tax deductions from option exercises under all plans for the six months ended June 30, 2006 and 2005, respectively.

Employee Stock Purchase Plan

In 1999, the Board of Directors of the Company adopted the 1999 Stock Purchase Plan (the “Purchase Plan”). A total of 500,000 shares of Class A common stock were reserved for purchase under the Purchase Plan. During 2003, an amendment to the Purchase Plan was adopted which increased the number of shares reserved for purchase from 500,000 to 1,500,000 shares. The Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to 85% of the fair market value of the Class A common stock on the last day of an offering period. During the six months ended June 30, 2006 approximately 31,800 shares of the Company’s Common Stock were issued under the Purchase Plan, which resulted in cash proceeds to the Company of $0.6 million compared to the six months ended June 30, 2005 when approximately 51,200 shares of the Company’s Common Stock were issued under the Purchase Plan, which resulted in cash proceeds to the Company of $0.5 million. In addition, the Company recorded $0.1 million of non-cash compensation expense relating to these shares for the three and six months ended June 30, 2006.

Non-Cash Compensation Expense

The table below reflects a break out by category of the amounts recognized in the financial statements for the three and six months ended June 30, 2006 for non-cash compensation. Amounts are in thousands, except for per share data:

	For the three months ended June 30, 2006	For the six months ended June 30, 2006
Cost of revenues	$36	$94
Selling, general and administrative	1,460	2,484

Total cost of non-cash compensation included in income, before income tax	1,496	2,578
Amount of income tax recognized in earnings	—	—

Amount charged against income	$1,496	$2,578

Impact on net income per common share:
Basic	$(0.02)	$(0.03)

Diluted	$(0.02)	$(0.03)

In addition, the Company capitalized $0.1 million to fixed assets relating to non-cash compensation during the three and six months ended June 30, 2006. For the six months ended June 30, 2006 and 2005, non-cash compensation included in cash flow from operations was $2.5 million and $0.2 million, respectively.

Pro Forma Non-Cash Compensation Expense

Prior to December 31, 2005, the Company accounted for non-cash compensation arrangements in accordance with the provisions and related interpretations of APB 25. Had compensation cost for share-based awards been determined consistent with SFAS No. 123R, the net income and earnings per share would have been adjusted to the following pro forma amounts (in thousands, except for per share data):

	For the three months ended June 30, 2005	For the six months ended June 30, 2005
Net loss, as reported	$(26,255)	$(47,968)
Non-cash compensation charges included in net loss	100	215
Incremental stock-based compensation (expense determined under the fair value based method for all awards, net of related tax effects)	(1,391)	(2,781)

Pro forma net loss	$(27,546)	$(50,534)

Loss per share:
Basic and diluted - as reported	$(0.38)	$(0.71)

Basic and diluted - pro forma	$(0.39)	$(0.75)

13. INCOME TAXES

The Company had taxable losses in the six months ended June 30, 2006 and 2005, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more likely than not” that the Company will generate sufficient taxable income in future periods to recognize the losses.

As a result of the acquisition of AAT, both the Company and AAT underwent an ownership change as defined by Section 382 of the Internal Revenue Code (“IRC”). Section 382 imposes limitations on the use of net operating loss (“NOL”) carry forwards if there has been an “ownership change.” Therefore, the amount of the Company’s taxable income for any post-change year that may be offset by pre-change net operating losses, whether from the Company or AAT, cannot exceed either company’s Section 382 limitation for the year. In the current and future tax years limited by Section 382, the Company estimates that it will have sufficient net operating losses available to offset taxable income.

In the first quarter of 2006, the Company recorded $0.2 million of franchise tax expense in the provision for income taxes line of the statement of operations. In the Statement of Operations for the six months ended June 30, 2006, the Company has reclassified this expense to selling, general and administrative expense.

14. SEGMENT DATA

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

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment	Total
	(in thousands)
Three months ended June 30, 2006
Revenues	$62,314	$3,993	$21,069	$—	$87,376
Cost of revenues	$17,167	$3,681	$19,328	$—	$40,176
Operating income (loss) from continuing operations	$6,439	$(92)	$(420)	$(3,107)	$2,820
Capital expenditures(2)	$18,909	$54	$395	$180	$19,538

Three months ended June 30, 2005
Revenues	$38,934	$3,759	$20,555	$—	$63,248
Cost of revenues	$11,692	$3,281	$19,706	$—	$34,679
Operating income (loss) from continuing operations	$2,647	$185	$(825)	$(2,236)	$(229)
Capital expenditures(2)	$13,468	$12	$65	$149	$13,694

Six months ended June 30, 2006
Revenues	$107,343	$7,466	$41,371	$—	$156,180
Cost of revenues	$29,498	$6,557	$38,384	$—	$74,439
Operating income (loss) from continuing operations	$13,708	$226	$(1,022)	$(5,775)	$7,137
Capital expenditures(2)	$49,246	$119	$773	$485	$50,623

Six months ended June 30, 2005
Revenues	$77,276	$6,845	$37,430	$—	$121,551
Cost of revenues	$23,737	$6,110	$36,126	$—	$65,973
Operating income (loss) from continuing operations	$3,970	$174	$(2,061)	$(4,377)	$(2,294)
Capital expenditures(2)	$32,145	$34	$189	$392	$32,760

Assets
As of June 30, 2006	$1,880,907	$3,949	$47,350	$76,676 (1)	$2,008,882
As of December 31, 2005	$834,923	$4,005	$51,381	$62,227 (1)	$952,536

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

	Percentage of Site Leasing Revenue for the three months ended June 30,
	2006	2005
Cingular	27.1%	28.3%
Sprint/Nextel	27.4%	26.2%
Verizon	9.8%	10.1%

	Percentage of Site Development Consulting Revenue for the three months ended June 30,
	2006	2005
Sprint/Nextel	34.5%	0.2%
Verizon Wireless	27.1%	33.4%
Bechtel Corporation	13.9%	27.9%
Cingular	4.0%	26.0%

	Percentage of Site Development Construction Revenue for the three months ended June 30,
	2006	2005
Sprint/Nextel	26.5%	41.0%
Cingular	12.8%	17.8%
Bechtel Corporation	18.6%	12.0%

At June 30, 2006 and 2005, three significant customers comprise 42.1% and 44.0%, respectively of site development and construction segments combined accounts receivable. These same customers comprise 36.9% and 43.3% of the Company’s total accounts receivable at June 30, 2006 and 2005, respectively.

15. SUBSEQUENT EVENTS

Subsequent to June 30, 2006, the Company acquired 128 towers for an aggregate purchase price of approximately $35.8 million, of which approximately $21.4 million was paid in cash and the remainder with approximately 0.6 million shares of the Company’s Class A common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications towers in 47 of the 48 contiguous United States, Puerto Rico, and the U.S. Virgin Islands. Our principal business line is our site leasing business. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative or acquired. As of June 30, 2006, we owned 5,281 towers, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers taking into consideration co-location opportunities. We also manage or lease over 5,000 actual or potential communications sites, of which 797 are revenue producing. Through our site development business, we offer wireless service providers assistance in developing and maintaining their own wireless service networks.

On April 27, 2006, we completed the acquisition of all of the outstanding shares of common stock of AAT Communications Corp. (“AAT”) from AAT Holdings, LLC II, which we refer to as the AAT Acquisition. The total consideration paid was (i) $634.0 million in cash and (ii) 17,059,336 newly issued shares of our Class A common stock. Simultaneously with the closing of the AAT Acquisition, we repurchased 100% of the aggregate outstanding amount of our 9 3/4% senior discount notes and 100% of the aggregate outstanding amount of our 8 1/2% senior notes pursuant to tender offers and consent solicitations for an aggregate of $438.9 million, including accrued interest on the 8 1/2% senior notes and the accretion amount applicable to the 9 3/4% senior discount notes. We funded these repurchases, including the associated premiums and fees, and the cash consideration paid in the AAT Acquisition with a $1.1 billion bridge loan.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. Site leasing revenues are received primarily from wireless service provider tenants, including Alltel, Cingular, Sprint Nextel, T-Mobile and Verizon Wireless. Revenues from these clients are derived from numerous different tenant leases. Each tenant lease relates to the lease or use of space at an individual tower site. As of June 30, 2006, our tenant leases generally had initial terms of five years, and were renewable for five 5-year periods at the option of the tenant. Almost all of these tenant leases contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the current term of the related lease agreements. Rental amounts received in advance are recorded in deferred revenue.

Cost of site leasing revenue primarily consists of:

•	rental payments on ground and other underlying property leases;

•	straight line rent adjustment for difference between rental payments made and expense recorded as if the payments had been made evenly throughout the minimum lease term (which may include renewal terms) of the underlying property leases;

•	property taxes;

•	site maintenance and monitoring costs (exclusive of employee related costs);

•	utilities; and

•	property insurance.

For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as a result of adding additional customers to the tower. The amount of other direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower but typically do not make up a large percentage of total operating costs. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting towers or upgrading or repairing access roads or fencing. As of June 30, 2006, our ground leases were generally for an initial term of 5 years or more with multiple renewal options of five year periods at our option and provided for rent escalators which typically average 3% - 4% annually or provided for term escalations of approximately 15%.

Our site leasing business generates substantially all of our segment operating profit. As indicated in the chart below, during the three and six months ended June 30, 2006 our site leasing business generated 71% and 69%, respectively of our total revenue and represented over 95% of our total segment operating profit (as defined in the Non-GAAP Financial Measures section of this Report). Information regarding the total and percentage of assets used in our site leasing business is included in Note 14 of our Consolidated Financial Statements included in this Report.

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands except for percentages)
Site leasing revenue	$62,314	$38,934	$107,343	$77,276
Site leasing segment operating profit	$45,147	$27,242	$77,845	$53,539
Percentage of total revenue	71.3%	61.6%	68.7%	63.6%
Site leasing operating profit percentage contribution of total operating profit	95.7%	95.3%	95.2%	96.3%

As a result of the AAT Acquisition, we expect that site leasing revenue and site leasing segment operating profit will increase in future periods. We believe that over the long-term our site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and network coverage and quality requirements. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications. Furthermore, because our towers are strategically positioned and our customers typically do not re-locate, we have historically experienced low customer churn as a percentage of revenue and experienced a high level of lease renewals.

The following rollforward summarizes the activity in our tower portfolio from December 31, 2005 to June 30, 2006:

Number of Towers
Towers owned at December 31, 2005	3,304
Purchased towers	78
Constructed towers	15
Towers disposed of	(1)

Towers owned at March 31, 2006	3,396
Towers purchased in AAT Acquisition	1,850
Other towers purchased	22
Constructed towers	13

Towers owned at June 30, 2006	5,281

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

Site development services revenues are received primarily from wireless service providers or companies providing development or project management services to wireless service providers. Our site development customers engage us on a project-by-project basis, and a customer can generally terminate an assignment at any time without penalty. Site development projects, both consulting and construction, include contracts on a time and materials basis or a fixed price basis. The majority of our site development services are billed on a fixed price basis. Time and materials based site development contracts are billed, and revenue is recognized, at contractual rates as the services are rendered. Our site development consulting projects generally take from three to twelve months to complete. For those site development consulting contracts in which we perform work on a fixed price basis, we bill the client, and recognize revenue, based on the completion of agreed upon phases of the project on a per site basis. Upon the completion of each phase, we recognize the revenue related to that phase.

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

The table below provides the percentage of total company revenues contributed by site development services for the three and six months ended June 30, 2006 and 2005. Information regarding the total and percentage of assets used in our site development services businesses is included in Note 14 of our Consolidated Financial Statements included in this Report.

	Percentage of Revenues
	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Site development consulting	4.6%	5.9%	4.8%	5.6%
Site development construction	24.1%	32.5%	26.5%	30.8%

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

RESULTS OF OPERATIONS

As a result of the AAT Acquisition, operating results in prior periods may not be meaningful predictors of future results. You should be aware of the significant changes in the scope of our business when reviewing the ensuing discussion of comparative historical results.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues:

	For the three months ended June 30,
	2006	Percentage of Revenues	2005	Percentage of Revenues	Percentage Change
	(dollars in thousands)
Site leasing	$62,314	71.3%	$38,934	61.6%	60.1%
Site development consulting	3,993	4.6%	3,759	5.9%	6.2%
Site development construction	21,069	24.1%	20,555	32.5%	2.5%

Total revenues	$87,376	100.0%	$63,248	100.0%	38.1%

Total revenues for the three months ended June 30, 2006 were $87.4 million, an increase of $24.1 million from the three months ended June 30, 2005. This increase is primarily due to an increase in the number of tenants and the amount of equipment added to our towers. AAT contributed approximately $16.2 million of the increase in total revenues. As of June 30, 2006, we had 13,103 tenants as compared to 7,641 at June 30, 2005. Additionally, we have experienced, on average, higher rents per tenant due to higher rents from new tenants, higher rents upon renewals by existing tenants and additional equipment added by existing tenants. We expect that site leasing revenue will increase in future periods as a result of the AAT Acquisition. Site development construction revenue increased as a result of higher activity among a larger number of wireless customers in the second quarter of 2006 as compared to the second quarter of 2005.

Operating Expenses:

	For the three months ended June 30,		Percentage Change
	2006	2005
	(in thousands)
Cost of revenues (exclusive of depreciation, accretion and amortization):
Site leasing	$17,167	$11,692	46.8%
Site development consulting	3,681	3,281	12.2%
Site development construction	19,328	19,706	(1.9)%
Selling, general and administrative	11,495	7,112	61.6%
Asset impairment and other charges	—	42	(100.0)%
Depreciation, accretion and amortization	32,885	21,644	51.9%

Total operating expenses	$84,556	$63,477	33.2%

Site leasing cost of revenue increased primarily as a result of the growth in the number of towers owned by us which was 5,281 at June 30, 2006 up from 3,138 at June 30, 2005. AAT contributed approximately $4.5 million to the increase in total site leasing cost of revenues. Site development consulting cost of revenues increased as a result of a higher volume of work in the second quarter of 2006 versus the same period of 2005. Site development construction cost of revenue decreased despite the increase in volume of work as a result of changing market conditions in the second quarter of 2006 which has resulted in higher margin jobs versus the same period of 2005.

Selling, general and administrative expense increased $4.4 million primarily as a result of $1.3 million of transition, integration and bonus expenses incurred in connection with the AAT Acquisition and $1.2 million of salaries and benefits resulting from a higher number of personnel, a portion of which is attributable to the AAT Acquisition. Selling, general and administrative expenses were also impacted by $1.5 million of stock option and employee stock purchase plan expense that we recognized in the second quarter of 2006 in accordance with SFAS 123R, as compared to $0.1 million in the comparable period in 2005.

Depreciation, accretion and amortization expense increased to $32.9 million for the three months ended June 30, 2006 from $21.6 million for the three months ended June 30, 2005. The AAT Acquisition represented approximately $11.6 million of this increase offset by the decrease in certain towers becoming fully depreciated.

Operating Income (Loss) From Continuing Operations:

	For the three months ended June 30,		Percentage Change
	2006	2005
	(in thousands)
Operating income (loss) from continuing operations	$2,820	$(229)	1,331.2%

The shift from operating loss to operating income from continuing operations primarily was a result of higher revenues without a commensurate increase in cost of revenues in the site leasing and site development construction segments, offset by an increase in selling, general, and administrative expense and depreciation, accretion and amortization expense for the second quarter of 2006 versus the same period of 2005.

Segment Operating Profit:

	For the three months ended June 30,		Percentage Change
	2006	2005
	(in thousands)
Segment Operating Profit
Site leasing	$45,147	$27,242	65.7%
Site development consulting	312	478	(34.7)%
Site development construction	1,741	849	105.0%

Total Segment Operating Profit	$47,200	$28,569	65.2%

The increase in site leasing segment operating profit related primarily to additional revenue per tower generated by the increased number of towers acquired in the AAT Acquisition, which contributed $11.7 million of the increase. The remaining increase is primarily due to the increased number of tenants and tenant equipment on our sites in the second quarter of 2006 versus the second quarter of 2005, without a commensurate increase in the cost of revenues (excluding depreciation, accretion, and amortization).

Other Income (Expense):

	For the three months ended June 30,		Percentage Change
	2006	2005
	(in thousands)
Interest income	$955	$497	92.2%
Interest expense	(20,349)	(10,427)	95.2%
Non-cash interest expense	(1,580)	(7,401)	(78.7)%
Amortization of deferred financing fees	(3,373)	(546)	517.8%
Loss from write-off of deferred financing fees and extinguishment of debt	(53,838)	(8,244)	553.1%
Other (expense) income	(76)	305	(124.9)%

Total other expense	$(78,261)	$(25,816)	203.2%

Interest expense for the three months ended June 30, 2006 increased $9.9 million from the three months ended June 30, 2005. The increase is primarily from interest incurred on the $1.1 billion bridge loan during the last two months of the second quarter of 2006 and the $405.0 million of commercial mortgage pass-through certificates outstanding during the second quarter of 2006 compared to an aggregate of approximately $581.8 million cash interest bearing debt outstanding at June 30, 2005, under our 8 1/2% senior notes and our senior secured credit facility.

Non-cash interest expense for the three months ended June 30, 2006 was $1.6 million, a decrease of $5.8 million from the three months ended June 30, 2005. The decrease was a result of the redemption and repurchase of $111.8 million of 9 3/4% senior discount notes in June and November of 2005 and the repurchase of the remaining aggregate principal amount of $223.7 million of these notes in April 2006.

Amortization of deferred financing fees increased by $2.8 million for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This increase was due to fees relating to the

$1.1 billion bridge loan, the $405.0 million of commercial mortgage pass-through certificates, and the revolving credit facility for the three months ended June 30, 2006 versus the amortization of fees on the $830.0 million of outstanding 8 1/2% senior notes, 9 3/4% senior discount notes, and the senior secured credit facility for the three months ended June 30, 2005.

Loss from write-off of deferred financing fees and extinguishment of debt for the three months ended June 30, 2006 was $53.8 million as compared to $8.2 million for the three months ended June 30, 2005. The increase was attributable to the loss from write-off of $6.8 million of deferred financing fees and $47.0 million of losses on the extinguishment of debt resulting from the repurchase of $223.7 million of our 9 3/4% senior discount notes and $162.5 million of our 8 1/2% senior notes in April 2006 in connection with the AAT Acquisition, versus the loss from write-off of $1.5 million of deferred financing fees and $6.7 million of losses on the extinguishment of debt associated with the redemption of $68.9 million of our 9  3/4% senior discount notes in June 2005.

Adjusted EBITDA:

	For the three months ended June 30,		Percentage Change
	2006	2005
	(in thousands)
Adjusted EBITDA	$39,444	$22,694	73.8%

The increase in adjusted EBITDA was primarily the result of stronger performance of the site leasing segment, including the results of AAT since the acquisition date, for the three months ended June 30, 2006 versus the three months ended June 30, 2005.

Discontinued Operations:

	For the three months ended June 30,		Percentage Change
	2006	2005
	(in thousands)
Gain from discontinued operations, net of income taxes	$—	$121	(100.0)%

Gain from discontinued operations decreased by $0.1 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2006 as a result of no discontinued operations in the current year.

Net Loss:

	For the three months ended June 30,		Percentage Change
	2006	2005
	(in thousands)
Net loss	$(75,638)	$(26,255)	188.1%

Net loss for the three months ended June 30, 2006 was $75.6 million, an increase of $49.4 million from the three months ended June 30, 2005. The increase in net loss is primarily a result of higher interest expense, an increase in loss from write-off of deferred financing fees and extinguishment of debt and higher amortization of deferred financing fees, offset by improved operating income from continuing operations and lower non-cash interest expense.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues:

	For the six months ended June 30,
	2006	Percentage of Revenues	2005	Percentage of Revenues	Percentage Change
	(dollars in thousands)
Site leasing	$107,343	68.7%	$77,276	63.6%	38.9%
Site development consulting	7,466	4.8%	6,845	5.6%	9.1%
Site development construction	41,371	26.5%	37,430	30.8%	10.5%

Total revenues	$156,180	100.0%	$121,551	100.0%	28.5%

Total revenues for the six months ended June 30, 2006 were $156.2 million, an increase of $34.6 million from the six months ended June 30, 2005. This increase is primarily due to an increase in the number of tenants and the amount of equipment added to our towers. AAT contributed approximately $16.2 million of the increase in total revenues. As of June 30, 2006, we had 13,103 tenants as compared to 7,641 at June 30, 2005. Additionally, we have experienced, on average, higher rents per tenant due to higher rents from new tenants, higher rents upon renewals by existing tenants and additional equipment added by existing tenants. We expect that site leasing revenue will increase in future periods as a result of the AAT Acquisition. Site development consulting and construction revenue increased as a result of higher activity among a larger number of wireless customers in the first six months of 2006 as compared to the first six months of 2005.

Operating Expenses:

	For the six months ended June 30,		Percentage Change
	2006	2005
	(in thousands)
Cost of revenues (exclusive of depreciation, accretion and amortization):
Site leasing	$29,498	$23,737	24.3%
Site development consulting	6,557	6,110	7.3%
Site development construction	38,384	36,126	6.3%
Selling, general and administrative	20,423	14,312	42.7%
Asset impairment and other charges	—	273	(100.0)%
Depreciation, accretion and amortization	54,181	43,287	25.2%

Total operating expenses	$149,043	$123,845	20.3%

Site leasing cost of revenue increased primarily as a result of the growth in the number of towers owned by us which was 5,281 at June 30, 2006 up from 3,138 at June 30, 2005. AAT contributed approximately $4.5 million to the increase in total site leasing cost of revenues. Site development consulting and construction cost of revenues increased as a result of higher volume of work in the first six months of 2006 versus the same period of 2005. Site development construction cost of revenue increased at a lower rate than the increase in the commensurate revenue as a result of changing market conditions in the first six months of 2006 which has resulted in higher margin jobs versus the same period of 2005.

Selling, general and administrative expense increased $6.1 million primarily as a result of $1.3 million of transition, integration and bonus expenses incurred in connection with the AAT Acquisition and $2.1 million of salaries and benefits resulting from a higher number of personnel, a portion of which is attributable to the AAT Acquisition. Selling, general and administrative expenses were also impacted by $2.5 million of stock option and employee stock purchase plan expense that we recognized in the first six months of 2006 in accordance with SFAS 123R as compared to $0.2 million for the comparable period in 2005. These acquisition related expenses are not expected to recur in future years.

Depreciation, accretion and amortization expense increased to $54.2 million for the six months ended June 30, 2006 from $43.3 million for the six months ended June 30, 2005. Depreciation, accretion and amortization expense on assets acquired in the AAT Acquisition represented approximately $11.6 million of this increase offset by the decrease in certain towers becoming fully depreciated in the first six months of 2006 and the last six months of 2005.

Operating Income (Loss) From Continuing Operations:

	For the six months ended June 30,		Percentage Change
	2006	2005
	(in thousands)
Operating income (loss) from continuing operations	$7,137	$(2,294)	411.2%

The shift from operating loss to operating income from continuing operations was primarily a result of higher revenues without a commensurate increase in cost of revenues in the site leasing and site development construction segments offset by an increase in selling, general, and administrative expense and depreciation, accretion and amortization expense for the first six months of 2006 versus the same period of 2005.

Segment Operating Profit:

	For the six months ended June 30,		Percentage Change
	2006	2005
	(in thousands)
Segment Operating Profit
Site leasing	$77,845	$53,539	45.4%
Site development consulting	909	735	23.7%
Site development construction	2,987	1,304	129.0%

Total Segment Operating Profit	$81,741	$55,578	47.1%

The increase in site leasing segment operating profit related primarily to additional revenue per tower generated by the increased number of towers acquired in the AAT Acquisition, which contributed $11.7 million of the increase. The remaining increase is primarily due to the increased number of tenants and tenant equipment on our sites in the first six months of 2006 versus the first six months of 2005, without a commensurate increase in the cost of revenues (excluding depreciation, accretion, and amortization).

Other Income (Expense):

	For the six months ended June 30,		Percentage Change
	2006	2005
	(in thousands)
Interest income	$1,808	$744	143.0%
Interest expense	(28,698)	(20,431)	40.5%
Non-cash interest expense	(6,845)	(14,743)	(53.6)%
Amortization of deferred financing fees	(4,249)	(1,344)	216.1%
Loss from write-off of deferred financing fees and extinguishment of debt	(53,838)	(9,730)	453.3%
Other income	212	456	(53.5)%

Total other expense	$(91,610)	$(45,048)	103.4%

Interest expense for the six months ended June 30, 2006 increased $8.3 million from the six months ended June 30, 2005. The increase is primarily from interest incurred on the $1.1 billion bridge loan during the last two months of the second quarter of 2006 and the $405.0 million of commercial mortgage pass-through certificates outstanding during the first six months of 2006 compared to an aggregate of approximately $581.8 million of cash interest bearing debt outstanding at June 30, 2005, under our 8 1/2% senior notes and our senior secured credit facility.

Non-cash interest expense for the six months ended June 30, 2006 was $6.8 million, a decrease of $7.9 million from the three months ended June 30, 2005. The decrease was a result of the redemption and repurchase $111.8 million of 9 3/4% senior discount notes in May and June of 2005 and the repurchase of the remaining aggregate principal amount of $223.7 million of these notes in April 2006.

Amortization of deferred financing fees increased by $2.9 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was due to fees relating to the $1.1 billion bridge loan, the $405.0 million of commercial mortgage pass-through certificates, and the senior revolving credit facility for the six months ended June 30, 2006 versus the amortization of fees on the $830.0 million of outstanding 8 1/2% senior notes, 9 3/4% senior discount notes, and the senior secured credit facility for the six months ended June 30, 2005.

Loss from write-off of deferred financing fees and extinguishment of debt for the six months ended June 30, 2006 was $53.8 million, an increase of $44.1 million from the six months ended June 30, 2005. The increase was attributable to the loss from write-off of $6.8 million of deferred financing fees and $47.0 million of losses on the extinguishment of debt resulting from the repurchase of $223.7 million of our 9 3/4% senior discount notes and $162.5 million of our 8 1/2% senior notes in April 2006, versus the loss from write-off of $1.5 million of deferred financing fees and $6.7 million of losses on the extinguishment of debt associated with the redemption of $68.9 million of our 9 3/4% senior discount notes in June 2005 and the write-off of $1.5 million associated with the redemption of $50.0 million of our 10 1/4% bonds in February 2005.

Adjusted EBITDA:

	For the six months ended June 30,		Percentage Change
	2006	2005
	(in thousands)
Adjusted EBITDA	$66,828	$43,575	53.4%

The increase in adjusted EBITDA was primarily the result of stronger performance of the site leasing segment, including the results of AAT since the acquisition date, for the six months ended June 30, 2006 versus the six months ended June 30, 2005.

Discontinued Operations:

	For the six months ended June 30,		Percentage Change
	2006	2005
	(in thousands)
Loss from discontinued operations, net of income taxes	$—	$(49)	(100.0)%

Loss from discontinued operations decreased from $0.05 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2006 as a result of no discontinued operations in the current year.

Net Loss:

	For the six months ended June 30,		Percentage Change
	2006	2005
	(in thousands)
Net loss	$(84,843)	$(47,968)	76.9%

Net loss for the six months ended June 30, 2006 was $84.8 million, an increase of $36.9 million from the six months ended June 30, 2005. The increase in net loss is primarily a result of higher interest expense, an increase in loss from write-off of deferred financing fees and extinguishment of debt, and higher amortization of deferred financing fees, offset by improved operating income from continuing operations and lower non-cash interest expense.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation (“SBA Communications”) is a holding company with no business operations of its own. Our only significant asset is the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”) which is also a holding company that owns the outstanding capital stock of SBA Senior Finance, Inc. (“SBA Senior Finance”), which, directly or indirectly, owns the equity interest in substantially all of our subsidiaries. We conduct all of our business operations through our SBA Senior Finance subsidiaries, primarily SBA Properties, Inc., the borrower under the Mortgage Loan related to the CMBS Certificates, and SBA Senior Finance II LLC, the borrower under the revolving credit facility.

Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries. The ability of our subsidiaries to pay cash or stock dividends is restricted under the terms of our CMBS Certificates and our other debt instruments.

A summary of our cash flows is as follows:

For the three months ended June 30, 2006
(in thousands)
Cash provided by operating activities	$12,098
Cash used in investing activities	(667,233)
Cash provided by financing activities	656,857

Increase in cash and cash equivalents	1,722
Cash and cash equivalents, March 31, 2006	59,874

Cash and cash equivalents, June 30, 2006	$61,596

Sources of Liquidity

We have traditionally funded our growth, including our tower portfolio growth, through borrowings under our revolving credit facility, long-term indebtedness and equity issuances. In addition, we have recently begun to fund our growth with cash from operations.

During the past few years, we have pursued a strategy of refinancing our higher cost long-term debt with lower cost debt and equity in order to lower our total indebtedness and our interest expense. As a result of these initiatives, we redeemed and/or repurchased in the open market an aggregate of $249.3 million of our high-yield notes during 2005 and $386.2 million in 2006.

In connection with the AAT Acquisition, we were required to repurchase all of our outstanding high-yield notes. We funded these repurchases, including the associated premiums and fees, and the cash consideration paid in the AAT Acquisition, with a $1.1 billion bridge loan, entered into by Senior Finance, with the several banks and other financial institutions parties thereto, Deutsche Bank Securities Inc. and JP Morgan Securities Inc. We expect to refinance the full principal amount of the bridge loan prior to its final maturity date of January 27, 2007.

Cash provided by operating activities was $12.1 million for the three months ended June 30, 2006. This was primarily the result of segment operating profit (excluding depreciation, accretion, and amortization) from the site leasing segment, net of interest expense and selling, general, and administrative expenses during the quarter.

Equity Issuances

In connection with our acquisitions, we have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services. During the three months ended June 30, 2006, we issued approximately 41,500 shares of Class A common stock under this registration statement for the acquisition of various towers. As of June 30, 2006, we had approximately 2.3 million shares of Class A common stock remaining under this shelf registration statement.

On April 14, 2006, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to offer our Class A common stock, shares of preferred stock, which may be represented by depositary shares, unsecured senior, senior subordinated or subordinated debt securities; and warrants to purchase any of these securities. Under the rules governing the automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. During the three months ended June 30, 2006, we did not issue any securities under this shelf registration statement.

As described elsewhere in this Form 10-Q, on April 27, 2006, we issued 17,059,336 newly issued shares of our Class A common stock to AAT Holdings, LLC II as the stock component of the aggregate consideration for all of the outstanding shares of common stock of AAT Communications Corp. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations thereunder. We registered for resale all 17,059,336 shares of our Class A common stock issued in the AAT Acquisition.

Uses of Liquidity:

Our principal use of liquidity is cash capital expenditures associated with the growth of our tower portfolio. Our cash capital expenditures, including cash used for acquisitions, for the three months ended June 30, 2006 were $662.8 million, comprised of $643.3 million of cash capital expenditures associated with the AAT Acquisition and $19.5 million for our core operations. The $19.5 million included $4.2 million related to new tower construction, $0.4 million for maintenance tower capital expenditures, $1.3 million for augmentations and tower upgrades, $1.2 million for general corporate expenditures, and $0.6 million for ground lease purchases. This amount also includes $11.8 million that we incurred in connection with the acquisition of 22 completed towers, one tower in process, related prorated rental receipts and payments, and earnouts for the three months ended June 30, 2006.

The $4.2 million of new tower construction included costs associated with the completion of 12 new towers during the three months ended June 30, 2006 and costs incurred on sites currently in process. As of August 3, 2006, we plan to make total cash capital expenditures, including cash to be used for acquisitions (excluding AAT), during 2006 of $100.0 million to $106.0 million primarily in connection with our plans to build between 70 and 80 towers and to acquire additional towers. Since June 30, 2006, we have built 3 additional towers and purchased 128 additional towers. The 128 towers were purchased for an aggregate amount of approximately $35.8 million, of which approximately $21.4 million was paid in cash and the remainder with approximately 0.6 million shares of our Class A common stock. We have agreements to purchase an additional 51 towers for an aggregate amount of approximately $17.4 million, which we expect to fund from cash on hand or with shares of our Class A common stock.

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

Debt Service Requirements:

At June 30, 2006 we had a $1.1 billion bridge loan. Interest accrues at a rate per annum equal to the Eurodollar rate plus a margin of 2.00% until September 12, 2006, and if the bridge loan is extended the interest rate margin shall be increased to 2.75%. Based on the amounts outstanding at June 30, 2006 and the Eurodollar in effect at the date of closing through the extended maturity date of January 27, 2007, the debt service on the bridge loan from June 30, 2006 to the maturity date will be approximately $50.1 million.

At June 30, 2006, we had $405.0 million outstanding of our CMBS Certificates. The CMBS Certificates have an anticipated repayment date of November 15, 2010. Interest on the CMBS Certificates is payable monthly in arrears, generally on the 15th day of each month at a blended rate of 5.6%. Based on the amounts outstanding at June 30, 2006, annual debt service on these notes is $22.7 million.

At June 30, 2006, we had no amounts outstanding under our revolving credit facility. Pursuant to the terms of an Omnibus Agreement that we entered into in connection with the AAT Acquisition, we have agreed not to request and the revolving credit facility lenders have agreed not to make, any loans or issue any letters of credit under the revolving credit facility until the bridge loan is fully repaid. Consequently, we do not anticipate having outstanding borrowings under the revolving credit facility during 2006. We will continue to be responsible for commitment fees of approximately $0.6 million annually under our revolving credit facility.

Capital Instruments:

CMBS Certificates

On November 18, 2005, a subsidiary of ours sold in a private transaction $405.0 million of Commercial Mortgage Pass-Through Certificates; Series 2005-1 (the “CMBS Certificates”). The CMBS Certificates consist of five classes, all of which are rated investment grade, as indicated in the table below:

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

Bridge Loan

Our $1.1 billion bridge loan matures on September 12, 2006 and may be extended to January 27, 2007, at our option, provided that (i) no default or event of default shall have occurred and be continuing and (ii) each of the representations and warranties of Senior Finance, us and certain of our subsidiaries are true and correct in all material respects on and as of such date. Loans outstanding under the bridge loan are Eurodollar loans, unless converted to alternate base rate loans as provided in the bridge loan credit agreement. Eurodollar loans accrue interest at a rate per annum equal to the Eurodollar rate plus a margin of 2.00% calculated on the basis of a 360-day year. If the bridge loan is extended the interest rate margin shall be increased to 2.75%. Senior Finance may prepay the bridge loan, in whole or in part, without premium or penalty. Amounts borrowed under the bridge loan are secured by a first lien on substantially all of Senior Finance’s assets and are guaranteed by us and certain of our subsidiaries, which guarantee is secured by a first lien on substantially all of our and such subsidiaries’ non-real estate assets.

Revolving Credit Facility

Although we currently have in place a $160.0 million revolving credit facility, we cannot use the facility until we have fully refinanced the bridge loan. In connection with the closing of the bridge loan, we entered into an Omnibus Agreement with the revolving credit facility lenders and the bridge loan lenders in which we agreed not to request and the revolving credit facility lenders agreed not to make any loans or issue any letters of credit under the revolving credit facility until the bridge loan is paid in full. The revolving credit facility lenders also agreed that all liens, with certain exceptions, whether now existing or hereafter arising, in favor of the revolving credit facility lenders securing the obligations under the revolving credit facility would be junior in priority to all liens in favor of the bridge loan lenders securing the obligations under the bridge loan. Furthermore, the Omnibus Agreement provided that all representations, warranties and covenants, with certain exceptions, under the revolving credit facility were suspended and of no force and effect until such time as the bridge loan is repaid.

Amounts borrowed under the facility accrue interest at LIBOR plus a margin that ranges from 75 basis points to 200 basis points or at a base rate plus a margin that ranges from 12.5 basis points to 100 basis points. All outstanding amounts under the term facility are due December 21, 2007. The borrower under the revolving credit facility, SBA Senior Finance II, has agreed that amounts borrowed under the revolving credit facility will be secured by a first lien on substantially all of its assets. In addition, each of SBA Senior Finance II’s subsidiaries has guaranteed the obligations of SBA Senior Finance II under the senior credit facility and has pledged substantially all of their respective assets to secure such guarantee.

Inflation

The impact of inflation on our operations has not been significant to date. However, we cannot assure you that a high rate of inflation in the future will not adversely affect our operating results particularly in light of the fact that our site leasing revenues are governed by long-term contracts with pre-determined pricing that we will not be able to increase in response to increases in inflation.

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

We adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and six months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R.

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

Other Pronouncements

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN No. 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. This statement is effective beginning for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN No. 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. We will adopt the provisions of this statement beginning in the first quarter of 2007. We are currently evaluating what impact, if any, that the adoption of FIN No. 48 will have on our consolidated financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We are currently evaluating what impact, if any, the adoption of SFAS No. 155 will have on our consolidated financial condition or results of operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. We are subject to interest rate risk on our senior credit facility and any future financing requirements. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed rate debt and our borrowings under our revolving credit facility.

Between February 22 and June 2, 2006, a subsidiary of ours entered into nine forward-starting interest rate swap agreements with an aggregate notional amount of $1.0 billion, to hedge the variability of future interest rates in anticipation of the issuance of a future financing. Under the swap agreements, the subsidiary has agreed to pay a fixed interest rate ranging from 5.024% to 5.470% beginning on or before December 21, 2007 through December 21, 2012 with respect to $200.0 million notional amount of the swap agreements and beginning on or before February 28, 2007 through February 28, 2012 with respect to the remaining notional amount of the swap agreements in exchange for receiving floating payments based on the three-month LIBOR on the same $1.0 billion notional amounts for the same five year period. We expect the swap agreements will be cash settled, in accordance with their terms.

An unfavorable shift of 100 basis points in interest rates would decrease the value of our swaps at June 30, 2006 by approximately $41.9 million. If the future financing is completed on terms consistent with those currently anticipated, any settlement payments would be deferred and amortized over the expected life of the financing. If the future financing is not completed as anticipated, we would be required to recognize the aggregate fair value of the swaps in current earnings.

The following table presents the future principal payment obligations and interest rates associated with our debt instruments assuming our actual level of indebtedness as of June 30, 2006:

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Debt:	(in thousands)
Fixed rate CMBS Certificates (5.6% at June 30, 2006)(1)	$—	$—	$—	$—	$405,000	$—	$405,000	$397,430
Bridge Financing(2)	$—	$1,100,000	$—	$—	—	$—	$1,100,000	$1,100,000

(1)	CMBS anticipated repayment date is November 2010.
(2)	Bridge financing final maturity date is January 2007.

As result of the AAT Acquisition discussed above, we repurchased all the outstanding 9 3/4 % senior discount notes and 8 1/2% senior notes. As a result, our current primary market risk exposure relates to (1) our ability to refinance the bridge loan and the CMBS Certificates at their expected repayment dates or at maturity at market rates, and (2) the impact of interest rate movements and our ability to meet financial covenants. We manage the interest rate risk on our outstanding debt through our use of fixed and variable rate debt and interest rate hedging arrangements. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

Special Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our belief that we will experience continued long-term growth of our site leasing revenues and site leasing segment operating profit due to increasing minutes of use, network coverage requirements and as a result of the AAT Acquisition;

•	our expectation of growing our cash flows by adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications;

•	our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund operations and meet our obligations as they become due;

•	our expectations regarding the amount of future expenditures required to maintain our towers;

•	our expectations regarding the refinancing of our bridge loan;

•	our expectations regarding our new build program and our intent to build 70—80 new towers in 2006;

•	our expectations regarding AAT Acquisition related expenses;

•	our estimates regarding our annual debt service in 2006 and thereafter;

•	our expectations regarding our forward-starting interest rate swap agreements, including the timing of cash settlement of the swap agreements; and

•	our estimates regarding certain accounting and tax matters, including the adoption of certain accounting pronouncements and the availability of sufficient net operating losses to offset taxable income.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to successfully integrate AAT’s operations with our operations and realize the anticipated synergies from the AAT Acquisition in the expected time-frame;

•	our ability to sufficiently increase our revenues and maintain or decrease expenses and cash capital expenditures to permit us to fund operations and meet our obligations as they become due;

•	our ability to refinance or restructure the bridge loan on acceptable terms or at all;

•	the ability of our clients to access sufficient capital or their willingness to expend capital to fund network expansion or enhancements;

•	our ability to continue to comply with covenants and the terms of our bridge loan and senior credit facility and to access sufficient capital to fund our operations;

•	our ability to secure as many site leasing tenants as planned, including our ability to retain current lessees on towers and deal with the impact, if any, of recent consolidation among wireless service providers;

•	our ability to secure and deliver anticipated services business at contemplated margins;

•	our ability to successfully build 70 - 80 new towers in 2006;

•	our ability to successfully implement our strategy of having at least one tenant on substantially all new builds upon completion;

•	our ability to successfully address zoning issues;

•	our ability to realize economies of scale from our tower portfolio;

•	the business climate for the wireless communications industry in general and the wireless communications infrastructure providers in particular;

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry; and

•	our ability to successfully estimate certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements and the availability of sufficient net operating losses to offset taxable income.

Non-GAAP Financial Measures

This report contains certain non-GAAP measures, including Adjusted EBITDA and Segment Operating Profit information. We have provided below a description of such non-GAAP measures, a reconciliation of such non-GAAP measures to their most directly comparable GAAP measures, an explanation as to why management utilizes these measures, their respective limitations and how management compensates for such limitations.

Adjusted EBITDA

We define Adjusted EBITDA as loss from continuing operations plus net interest expenses, provision for taxes, depreciation, accretion and amortization, asset impairment and other charges, non-cash compensation, and other expense and excluding non-cash leasing revenue, non-cash ground lease expense, other income and transition, integration and severance costs in connection with the AAT Acquisition. We have included this non-GAAP financial measure because we believe this item is an indicator of the profitability and performance of our core operations and reflects the changes in our operating results. In addition, Adjusted EBITDA is a component of the calculation used by our lenders to determine compliance with some of our debt instruments, particularly our senior credit facility. Adjusted EBITDA is not intended to be an alternative measure of operating income as determined in accordance with GAAP.

The Non-GAAP measurement of Adjusted EBITDA has certain material limitations, including:

•	it does not include interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate profits and cash flows. Therefore any measure that excludes interest expense has material limitations,

•	it does not include depreciation, accretion and amortization expense. As we use capital assets in our business, depreciation, accretion and amortization expense is a necessary element of our costs and ability to generate profits. Therefore any measure that excludes depreciation, accretion and amortization expense has material limitations,

•	it does not include provision for taxes. Because the payment of taxes is a necessary element of our costs, particularly in the future, any measure that excludes tax expense has material limitations,

•	it does not include non-cash expenses such as asset impairment and other charges, non-cash compensation, other expenses, non-cash leasing revenue and non-cash ground lease expense. Because these non-cash items are a necessary element of our costs and our ability to generate profits, any measure that excludes these non-cash items has material limitations, and

•	it does not include costs related to transition, integration, severance and bonus costs associated with the AAT Acquisition. Because these items are indicative of actual expenses incurred by us, any measure that excludes these costs has material limitations.

We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of our profitability and operating results.

The reconciliation of Adjusted EBITDA is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Loss from continuing operations	$(75,638)	$(26,376)	$(84,843)	$(47,919)
Interest income	(955)	(497)	(1,808)	(744)
Interest expense	25,302	18,374	39,790	36,518
Provision for taxes(1)	471	331	869	577
Depreciation, accretion, and amortization	32,885	21,644	54,181	43,287
Asset impairment and other charges	—	42	—	273
Non-cash compensation	1,496	100	2,578	215
Loss from write-off of deferred financing fees and extinguishment of debt	53,838	8,244	53,838	9,730
Non-cash leasing revenue	(1,340)	(194)	(2,143)	(615)
Non-cash ground lease expense	2,003	1,331	3,272	2,709
Other expense (income)	76	(305)	(212)	(456)
AAT integration costs	1,306	—	1,306	—

Adjusted EBITDA	$39,444	$22,694	$66,828	$43,575

(1)	For the three and six months ended June 30, 2006 $274 and $449, respectively, of franchise taxes are included here which are contained in selling, general and administrative expenses.

Segment Operating Profit

Each respective Segment Operating Profit is defined as segment revenues less segment cost of revenues (excluding depreciation, accretion and amortization). Total Segment Operating Profit is the total of the segment operating profits of the three segments. Segment Operating Profit is, in our opinion, an indicator of the operating performance of our site leasing and site development segments and is used to provide management with the ability to monitor the operating results and margin of each segment, while excluding the impact of depreciation, accretion and amortization, which is largely fixed. Segment Operating Profit is not intended to be an alternative measure of revenue or segment gross profit as determined in accordance with GAAP.

The Non-GAAP measurement of Segment Operating Profit has certain material limitations. Specifically this measurement does not include depreciation, accretion, and amortization expense. As we use capital assets in our business, depreciation, accretion, and amortization expense is a necessary element of our costs and ability to generate profit. Therefore any measure that excludes depreciation, accretion and amortization expense has material limitations. We compensate for these limitations by using Segment Operating Profit as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of the operating performance of our segments.

	Site leasing segment
	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Segment revenue	$62,314	$38,934	$107,343	$77,276
Segment cost of revenues (excluding depreciation, accretion and amortization)	(17,167)	(11,692)	(29,498)	(23,737)

Segment Operating Profit	$45,147	$27,242	$77,845	$53,539

	Site development consulting segment
	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Segment revenue	$3,993	$3,759	$7,466	$6,845
Segment cost of revenues (excluding depreciation, accretion and amortization)	(3,681)	(3,281)	(6,557)	(6,110)

Segment Operating Profit	$312	$478	$909	$735

	Site development construction segment
	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Segment revenue	$21,069	$20,555	$41,371	$37,430
Segment cost of revenues (excluding depreciation, accretion and amortization)	(19,328)	(19,706)	(38,384)	(36,126)

Segment Operating Profit	$1,741	$849	$2,987	$1,304

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2006. Based on such evaluation, such officers have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. RISK FACTORS

Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 Form 10-K”) and as previously updated in Item 1A of Part II of our Quarterly Report for the period ended March 31, 2006 (“1Q 2006 Form 10-Q”).

The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our 2005 Form 10-K and our 1Q 2006 Form 10-Q.

1. As previously disclosed in our 1Q 2006 Form 10-Q, we entered into a $1.1 billion bridge facility in connection with the AAT Acquisition. The bridge facility has a final maturity of January 27, 2007 and we intend to refinance before such date. In order to hedge the interest rate risk associated with the refinancing of this bridge facility, we have entered into several interest rate swap agreements and the risk factor provided below addresses risks that may arise in connection with such swaps.

Our failure to hedge effectively against interest rate changes may adversely affect our results of operations, financial condition and leverage strategy.

We have entered into nine forward-starting interest rate swap agreements with an aggregate notional amount of $1.0 billion, to hedge the variability of future interest rates in anticipation of the issuance of a future financing. Under the swap agreements, we have agreed to pay a fixed interest rate ranging from 5.024% to 5.470% for a five-year period, beginning on or before December 21, 2007 with respect to $200 million notional amount of the swap agreements and February 28, 2007 with respect to the remaining notional amount of the swap agreements in exchange for receiving floating payments based on the three-month LIBOR on the same $1.0 billion notional amounts for the same respective five year period. We expect the swap agreements will be cash settled, in accordance with their terms.

An unfavorable shift of 100 basis points in interest rates would decrease the value of our swaps at June 30, 2006 by approximately $41.9 million. If the future financing is not completed as anticipated, we will be required to recognize the aggregate fair value of the swaps in current earnings. If our hedging arrangements are not effective in reducing our exposure to interest rate fluctuations, this could result in losses, and such losses could adversely affect our results of operations, financial condition and leverage strategy. Furthermore, if interest rates have decreased on the date that the swaps are terminated and cash settled, we would be required to make a cash payment equal to the amount that such swaps were out of the money, which could negatively affect our liquidity.

2. As previously disclosed in our 2005 Form 10-K, to the extent that our customers have consolidated, these customers may decommission, (i.e. terminate and/or not renew) duplicative leases that they have on our towers or leases on our towers where they have other antennae sites in close proximity. In the three months ended June 30, 2006, we have begun to experience some decommissioning. Such terminations or non-renewals could adversely affect our growth. See 2005 Form 10-K, Item 1A, “Risks Related to Our Business - If our wireless service provider customers combine their operations to a significant degree, our growth, our revenue and our ability to service our indebtedness could be adversely affected.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 4, 2006, we held our 2006 Annual Meeting of Shareholders (the “Meeting”). At the Meeting, the shareholders voted on the election of three Class I directors for a term of three years and, in each case, until their successors are duly elected and qualified. The voting results were as follows:

Name of Nominee	For	Withheld
Brian C. Carr	75,092,967	1,917,216
Philip L. Hawkins	76,414,888	595,295
Steven E. Nielsen	74,857,418	2,152,765

In addition, the following directors continued to serve as directors after the Meeting:

Jeffrey A. Stoops

Jack Langer

Steven E. Bernstein

Duncan H. Cocroft

ITEM 5. OTHER INFORMATION

During the second quarter of 2006, our Compensation Committee approved a discretionary cash bonus payment in connection with our acquisition of AAT for each of the following named executive officers Kurt L. Bagwell, Thomas P. Hunt, Anthony J. Macaione and Jason V. Silberstein in the amount of $80,000, $120,000, $70,000, and $60,000, respectively, and during the third quarter of 2006, the Board of Directors approved a discretionary cash bonus payment in connection with our acquisition of AAT for Jeffrey A. Stoops, our Chief Executive Officer and President, in the amount of $200,000.

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

SBA COMMUNICATIONS CORPORATION

August 9, 2006	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

August 9, 2006	/s/ Anthony J. Macaione
Anthony J. Macaione
Chief Financial Officer
(Principal Financial Officer)