Form 10-Q
period 2006-09-30
SBA COMMUNICATIONS CORP
filed 2006-11-09
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 104,645,927 shares of Class A common stock as of November 8, 2006.

SBA COMMUNICATIONS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,415	$45,934
Short term investments	—	19,777
Restricted cash	11,507	19,512
Accounts receivable, net of allowances of $1,754 and $1,136 in 2006 and 2005, respectively	22,544	17,533
Costs and estimated earnings in excess of billings on uncompleted contracts	21,562	25,184
Prepaid expenses and other current assets	7,371	4,248

Total current assets	103,399	132,188
Property and equipment, net	1,106,702	728,333
Intangible assets, net	724,016	31,491
Deferred financing fees, net	16,155	19,931
Other assets	51,857	40,593

Total assets	$2,002,129	$952,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,948	$17,283
Accrued expenses	18,348	15,544
Deferred revenue	16,960	11,838
Interest payable	1,288	3,880
Billings in excess of costs and estimated earnings on uncompleted contracts	1,006	1,391
Other current liabilities	16,900	2,207

Total current liabilities	65,450	52,143

Long-term liabilities:
Long-term debt	1,505,000	784,392
Deferred revenue	597	302
Other long-term liabilities	43,117	34,268

Total long-term liabilities	1,548,714	818,962

Commitments and contingencies
Shareholders’ equity:
Preferred stock - $.01 par value, 30,000 shares authorized, none issued or outstanding	—	—
Common Stock - Class A par value $.01, 200,000 shares authorized, 104,502 and 85,615 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	1,045	856
Additional paid-in capital	1,429,431	990,181
Accumulated deficit	(1,040,959)	(924,066)
Accumulated other comprehensive (loss) income	(1,552)	14,460

Total shareholders’ equity	387,965	81,431

Total liabilities and shareholders’ equity	$2,002,129	$952,536

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Site leasing	$74,412	$41,104	$181,755	$118,380
Site development	23,760	24,917	72,597	69,192

Total revenues	98,172	66,021	254,352	187,572

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Site leasing	20,882	11,694	50,380	35,431
Site development	21,272	23,311	66,213	65,547
Selling, general and administrative	11,044	6,725	31,467	21,037
Asset impairment and other (credits) charges	(357)	15	(357)	288
Depreciation, accretion and amortization	39,015	21,673	93,195	64,960

Total operating expenses	91,856	63,418	240,898	187,263

Operating income	6,316	2,603	13,454	309

Other income (expense):
Interest income	1,038	244	2,846	988
Interest expense	(27,085)	(10,230)	(55,783)	(30,661)
Non-cash interest expense	—	(6,028)	(6,845)	(20,771)
Amortization of deferred financing fees	(4,494)	(701)	(8,743)	(2,045)
Loss from write-off of deferred financing fees and extinguishment of debt	(34)	—	(53,872)	(9,730)
Other income	112	19	324	475

Total other expense	(30,463)	(16,696)	(122,073)	(61,744)

Loss from continuing operations before provision for income taxes	(24,147)	(14,093)	(108,619)	(61,435)
Provision for income taxes	(194)	(354)	(564)	(931)

Loss from continuing operations	(24,341)	(14,447)	(109,183)	(62,366)
Gain (loss) from discontinued operations, net of income taxes	—	3	—	(46)

Net loss	$(24,341)	$(14,444)	$(109,183)	$(62,412)

Basic and diluted loss per common share amounts:
Loss from continuing operations	$(0.24)	$(0.19)	$(1.14)	$(0.89)
Loss from discontinued operations	—	—	—	—

Net loss per common share	$(0.24)	$(0.19)	$(1.14)	$(0.89)

Weighted average number of common shares	103,733	74,487	95,922	70,060

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(unaudited) (in thousands)

	Common Stock Class A		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
	Shares	Amount
BALANCE, December 31, 2005	85,615	$856	$990,181	$14,460	$(924,066)	$81,431
Cumulative effect of adoption of SAB 108	—	—	8,444	—	(7,710)	734
Non-cash compensation	—	—	5,192	—	—	5,192
Common stock issued in connection with acquisitions	18,311	183	421,513	—	—	421,696
Common stock issued in connection with stock purchase/option plans	576	6	4,715	—	—	4,721
Fees relating to issuance of common stock	—	—	(614)	—	—	(614)
Amortization of deferred gain from settlement of derivative financial instrument	—	—	—	(2,011)	—	(2,011)
Change in fair value in derivative financial instrument	—	—	—	(14,001)	—	(14,001)
Net loss	—	—	—	—	(109,183)	(109,183)

BALANCE, September 30, 2006	104,502	$1,045	$1,429,431	$(1,552)	$(1,040,959)	$387,965

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(109,183)	$(62,412)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization	93,195	64,960
Accretion of interest income on short-term investments	(123)	—
Asset impairment and other (credits) charges	(357)	288
Gain on sale of assets	(204)	(364)
Non-cash compensation expense	4,224	323
Provision (credit) for doubtful accounts	100	(300)
Amortization of original issue discount and deferred financing fees	15,588	22,816
Loss from write-off of deferred financing fees and extinguishment of debt	53,872	9,730
Amortization of deferred gain and non-cash interest expense on derivative	(924)	(33)
Changes in operating assets and liabilities:
Accounts receivable	(3,908)	349
Costs and estimated earnings in excess of billings on uncompleted contracts	3,622	(1,104)
Prepaid and other current assets	(1,497)	1,329
Other assets	(7,302)	(5,637)
Accounts payable	(6,466)	(316)
Accrued expenses	(739)	(462)
Deferred revenue	(2,553)	317
Interest payable	(2,593)	4,090
Other liabilities	6,062	3,388
Billings in excess of costs and estimated earnings on uncompleted contracts	(385)	(819)

Net cash provided by operating activities	40,429	36,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of short term investments	19,900	—
Payment for purchase of AAT Communications Corp., net of cash acquired	(644,657)	—
Capital expenditures	(19,539)	(13,407)
Other acquisitions and related earn-outs	(65,677)	(38,815)
Proceeds from sale of fixed assets	228	1,139
(Payment) receipt of restricted cash relating to tower removal obligations	(5,326)	116

Net cash used in investing activities	(715,071)	(50,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge financing, net of fees paid	1,088,802	—
Release of restricted cash relating to CMBS-1 Notes	10,094	—
Proceeds from employee stock purchase/option plans	4,721	3,066
Proceeds from equity offerings, net of fees paid	(614)	75,377
Deferred financing fees paid relating to CMBS-1 Notes	(564)	—
Repayment of 9 3/4% senior discount notes	(251,826)	(75,644)
Repayment of 8 1/2% senior notes	(181,451)	—
Repurchase of 10 1/4% senior notes	—	(52,546)
Borrowings under senior credit facility, net of fees paid	(39)	26,384
Repayment of senior credit facility	—	(7,437)
Repayment of bank overdraft	—	(526)

Net cash provided by (used in) financing activities	669,123	(31,326)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,519)	(46,150)
CASH AND CASH EQUIVALENTS:
Beginning of period	45,934	69,627

End of period	$40,415	$23,477

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$59,610	$26,618

Income taxes	$963	$1,032

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

2.	CURRENT ACCOUNTING PRONOUNCEMENTS AND RECENT DEVELOPMENTS

Current Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires the use of both the “iron curtain” and “rollover” approach in quantifying the materiality of misstatements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Early adoption of SAB 108 is permitted. The Company elected to adopt SAB 108 effective September 30, 2006. Upon initial application of SAB 108, the Company evaluated the uncorrected financial statement misstatements that were previously considered immaterial under the “rollover” method using the dual methodology required by SAB 108. As a result of this dual methodology approach of SAB 108, the Company corrected the cumulative error in its accounting for equity-based compensation for periods prior to January 1, 2006 (discussed more fully below under “Recent Developments”) in accordance with the transitional guidance in SAB 108.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company will adopt SFAS 158 in the fourth quarter of 2006 on a prospective basis. The Company currently measures the funded status of its plan as of the date of its year-end statement of financial position. The adoption of SFAS No. 158 is not expected to have a material impact on the Company’s results of operations or financial position.

In July 2006, FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN No. 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. This statement is effective beginning for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN No. 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company will adopt the provisions of this statement beginning in the first quarter of 2007. The adoption of FIN No. 48 is not expected to have a material impact on the Company’s results of operation or financial position.

In February 2006, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s results of operations or financial position.

Recent Developments

The Company has undertaken a comprehensive review of the Company’s stock option grant practices, including a review of its underlying stock option grant documentation and procedures and related accounting. This review was initiated voluntarily by management of the Company on September 26, 2006 following the public release of a letter dated September 19, 2006 from the SEC’s Office of Chief Accountant, which provided further interpretive guidance related to stock option granting practices. Management’s findings and conclusions have been reviewed by outside legal counsel and the Company’s internal auditors, and have been presented to the Company’s Board of Directors. Both outside counsel and internal audit reviewed such documentation and interviewed such persons as they deemed necessary to reach their own conclusions with respect to the matters reviewed by management. The Company believes its review is substantially complete at this time.

This review has identified various deficiencies in the process of granting and documenting stock options. The Company believes that, with respect to certain stock option grants, (i) the proper measurement date for accounting purposes differs from the measurement dates used by SBA, and (ii) the Company incorrectly accounted for options held by persons who served as independent contractors of SBA. During its review, management did not identify any evidence of fraudulent conduct relating to stock option grants. As a result of these findings, the Company has determined that from fiscal 1999 through the end of fiscal year 2005, it had unrecorded non-cash equity-based compensation charges of $8.4 million.

Pursuant to SAB 108, the Company corrected the aforementioned cumulative error in our accounting for equity-based compensation by recording a non-cash cumulative effect adjustment of $8.4 million to additional paid-in capital with an off-setting amount of $7.7 million to accumulated deficit within shareholders’ equity as well as adjustments to property and equipment in the amount of $0.4 million and intangible assets of $0.3 million in its consolidated balance sheet as of September 30, 2006. The capitalized amounts relate to acquisition related costs. For additional discussion regarding the adoption of SAB 108 and its implications, please see “Current Accounting Pronouncements” above.

In connection with the nine months ended September 30, 2006, the Company recorded a non-cash equity adjustment of $0.9 million to additional paid-in capital within shareholders’ equity with an off-setting adjustment to property and equipment of $0.4 million and intangible assets of $0.3 million in our consolidated balance sheet as of September 30, 2006 and a $0.2 million charge to our statement of operations for the period ended September 30, 2006. The 2006 adjustment above is not a result of the adoption of SAB 108.

The Company is reviewing any potential tax implications relating to the Company’s stock option grants, but does not anticipate any such matters will have a material impact on the Company’s financial position.

3.	RESTRICTED CASH

Restricted cash consists of the following:

	September 30, 2006	December 31, 2005	Included on Balance Sheets
	(in thousands)
CMBS Certificates	$7,842	$17,937	restricted cash - current asset
Payment and performance bonds	3,665	1,575	restricted cash - current asset
Surety bonds	13,528	10,291	Other assets - noncurrent

Total restricted cash	$25,035	$29,803

In connection with the issuance of the Initial CMBS Certificates (defined in Note 9), the Company is required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan agreement governing the Initial CMBS Certificates to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and service expenses, and to reserve a portion of advance rents from tenants. Based on the terms of the Initial CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The restricted cash held by the indenture trustee in excess of required reserve balances is subsequently released to SBA Properties, Inc., a wholly owned subsidiary, on or before the 15th calendar day following month end. All monies held by the indenture trustee after the release date are classified as restricted cash on the Company’s balance sheet.

Payment and performance bonds relate primarily to collateral requirements relating to tower construction currently in process by the Company. Surety bonds are issued for the benefit of the Company or its affiliates in the ordinary course of business and cash collateral, which support surety bonds, and primarily relate to the Company’s tower removal obligations.

4.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of September 30, 2006	As of December 31, 2005
	(in thousands)
Costs incurred on uncompleted contracts	$105,912	$94,323
Estimated earnings	19,531	15,609
Billings to date	(104,887)	(86,139)

	$20,556	$23,793

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	As of September 30, 2006	As of December 31, 2005
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$21,562	$25,184
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,006)	(1,391)

	$20,556	$23,793

At September 30, 2006, two significant customers comprised 75.8% of the costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, while at December 31, 2005, three significant customers comprised 75.4% of the costs and estimated earnings in excess of billings, net of billings in excess of costs.

5.	PROPERTY & EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of September 30, 2006	As of December 31, 2005
	(in thousands)
Towers and related components	$1,546,064	$1,117,497
Construction-in-process	5,650	4,792
Furniture, equipment and vehicles	27,743	25,552
Land, buildings and improvements	38,632	22,549

	1,618,089	1,170,390
Less: accumulated depreciation	(511,387)	(442,057)

Property and equipment, net	$1,106,702	$728,333

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. At September 30, 2006 and December 31, 2005, capital expenditures that are included in accounts payable and accrued expenses were $3.4 million and $3.2 million, respectively.

6.	ACQUISITIONS

AAT Acquisition

On April 27, 2006, a subsidiary of SBA Communications acquired 100 percent of the outstanding common stock of AAT Communications Corporation (“AAT” or the “AAT Acquisition”) from AAT Holdings, LLC II. AAT owned 1,850 tower sites in the United States. The acquisition provides the Company with a nationwide platform to pursue its asset growth strategy and allows the Company to leverage its fixed overhead costs. As a result of the AAT Acquisition, the Company increased its tower portfolio to over 5,200 towers.

Pursuant to the terms of the Stock Purchase Agreement, the Company paid cash of $634.0 million and issued 17,059,336 shares of the Company’s Class A common stock, valued at $392.7 million based on the average market price of the Company’s Class A common stock over the 5-trading day period ended March 21, 2006. The Company incurred approximately $10.7 million in acquisition related costs in connection with the AAT Acquisition. The results of AAT’s operations have been included in the consolidated financial statements since the date of acquisition.

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

The preliminary determination of the estimated fair value of the assets acquired and liabilities assumed relating to the AAT acquisition is summarized below (in thousands):

Accounts receivable	$1,204
Other current assets	1,949
Property, plant, and equipment	369,215
Intangible assets:
Current contract intangible	420,662
Network location intangible	257,016
Other assets	726

Total assets acquired	1,050,772

Current liabilities	(10,204)
Other liabilities	(3,204)

Total liabilities assumed	(13,408)

Net assets acquired	$1,037,364

The fair values of the property, plant, and equipment as well as the intangible assets were determined in connection with a third party valuation. The Company is currently in the process of finalizing the purchase price allocation. The primary areas of the purchase price allocation which are not yet finalized relate to current assets and current liabilities.

Unaudited Pro Forma Financial Information

The following table presents the unaudited pro forma consolidated results of operations of the Company for the three months ended September 30, 2005 and nine months ended September 30, 2006 and 2005, respectively, as if the AAT acquisition and the related financing transactions were completed as of January 1 of each of the respective years (in thousands, except per share amounts):

	Three months ended September 30, 2005	Nine months ended September 30,
		2006	2005
Revenues	$87,047	$283,113	$248,172
Operating income (loss)	$1,557	$8,656	$(11,667)
Net loss	$(32,270)	$(137,940)	$(140,487)
Basic and diluted net loss per common share	$(0.35)	$(1.34)	$(1.61)

The pro forma amounts include the historical operating results of the Company and AAT with appropriate adjustments to give effect to (1) depreciation, amortization and accretion, (2) interest expense, (3) selling, general and administrative expense, and (4) certain conforming accounting policies of the Company. The pro forma amounts are not indicative of the operating results that would have occurred if the acquisition and related transactions had been completed at the beginning of the applicable periods presented and are not indicative of the operating results in future periods.

Other Acquisitions

During the three months ended September 30, 2006, the Company acquired 178 completed towers, 1 tower in process, and related assets from various sellers. The aggregate consideration paid for these additional assets was $24.3 million in cash and approximately 1.2 million shares of Class A common stock valued at $28.1 million. The Company accounted for all of the above tower acquisitions at fair market value at the date of acquisition. The results of operations of the acquired assets and companies are included with those of the Company from the dates of the respective acquisitions. Other than the AAT Acquisition, none of the individual acquisitions or aggregate acquisitions consummated during the nine months ended September 30, 2006 were significant to the Company and accordingly, pro forma financial information has not been presented. During the three months ended September 30, 2006, the Company also paid $0.4 million in settlement of contingent purchase price amounts payable as a result of acquired towers exceeding certain performance targets.

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

From time to time, the Company agrees to pay additional consideration for such acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the 1-3 years after they have been acquired. As of September 30, 2006, the Company had an obligation to pay up to an additional $6.3 million in consideration if the performance targets contained in various acquisition agreements are met. These obligations are associated with acquisitions within the Company’s site leasing segment. In certain acquisitions the additional consideration may be paid in cash or shares of Class A common stock at the Company’s option. The Company records such obligations as additional consideration when it becomes probable that the targets will be met.

7.	INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of September 30, 2006	As of December 31, 2005
	(in thousands)
Current contract intangibles	$461,430	$20,210
Network location intangible	284,479	11,805
Covenants not to compete	6,231	6,231

	752,140	38,246
Less: accumulated amortization	(28,124)	(6,755)

Intangible assets, net	$724,016	$31,491

All intangibles noted above are contained in our site leasing segment. See note 6 for information on intangibles acquired in connection with the AAT acquisition. The Company amortizes its intangible assets over periods ranging from three to fifteen years. Amortization expense relating to the intangible assets above was $12.2 million and $0.7 million for the three months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006 and 2005, amortization expense relating to these assets was $21.4 million and $1.2 million, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the purchase price is finalized for all acquisitions. (See note 6 above.)

8.	ASSET IMPAIRMENT AND OTHER (CREDITS) CHARGES

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

During the nine months ended September 30, 2005, the Company reevaluated its future cash flow expectations on one tower that had not achieved expected lease up results. The resulting change in the fair value of this tower, as determined using a discounted cash flow analysis, resulted in an impairment charge $0.2 million. There were no asset impairment charges during the nine months ended September 30, 2006.

During the three months ended September 30, 2006, the Company reevaluated the remaining liability relating to its restructuring program initiated in 2002. The Company determined that the liability was no longer needed as all office space included in the restructuring liability is now being fully utilized by the Company in its operations as of September 30, 2006. As a result, the Company recorded a credit of $0.4 million which is shown in asset impairment and other (credits) charges on the Statement of Operations.

9.	DEBT

Long-term debt consists of the following:

	As of September 30, 2006	As of December 31, 2005
	(in thousands)
Bridge financing, secured, interest payable monthly in arrears, balloon payment of principal of $1,100,000 on January 27, 2007. Interest at 8.08% at September 30, 2006.	$1,100,000	$—
Commercial mortgage pass-through certificates, series 2005-1, (“CMBS Certificates”), secured, interest payable monthly in arrears, balloon payment principal of $405,000 with an anticipated repayment date of November 15, 2010. Interest at varying rates (5.369% to 6.706%) at September 30, 2006.	$405,000	$405,000
8 1/2% senior notes, unsecured, interest payable semi-annually in arrears on June 1 and December 1. Balance repurchased in full April 27, 2006.	—	162,500
9 3/4% senior discount notes, net of unamortized original issue discount of $44,424 at December 31, 2005, unsecured, cash interest payable semi-annually in arrears beginning June 15, 2008, and the accreted balance of $223,736 repurchased on April 27, 2006.	—	216,892
Senior revolving credit facility. Facility originated in December 2005. No amounts outstanding or available at September 30, 2006. No amounts outstanding at December 31, 2005.	—	—

Long-term debt	$1,505,000	$784,392

Bridge Financing

On April 27, 2006, SBA Senior Finance, Inc., an indirect wholly-owned subsidiary of the Company, entered into a credit agreement for a $1.1 billion bridge loan. The bridge loan initially matured on September 12, 2006 and was extended to January 27, 2007 at the Company’s option. Loans outstanding under the bridge loan are Eurodollar loans, unless converted to alternate base rate loans as provided in the bridge loan credit agreement. As of September 12, 2006, eurodollar loans accrue interest at a rate per annum equal to the Eurodollar rate plus a margin of 2.75% calculated on the basis of a 360-day year, which at September 30, 2006 equated to a borrowing rate of 8.08%. Interest is due monthly on this facility. Senior Finance may prepay the bridge loan, in whole or in part, without premium or penalty. Amounts borrowed under the bridge loan are secured by a first lien on substantially all of Senior Finance’s assets and are guaranteed by the Company and certain subsidiaries, which guarantee is secured by a first lien on substantially all of these subsidiaries’ non-real estate assets. The Company incurred deferred financing fees of $11.4 million associated with the closing of this transaction, which is being amortized over the extended maturity date.

This bridge loan requires SBA Senior Finance to maintain specified financial ratios, including ratios regarding its debt service coverage ratio and limitation on indebtedness. The bridge loan contains affirmative and negative covenants that, among other things, limit its ability to incur debt and liens, make restricted payments, sell assets, commit to capital expenditures, and enter into affiliate transactions or sale-leaseback transactions. As of September 30, 2006, SBA Senior Finance was in full compliance with the terms of the bridge loan. The Company repaid this bridge facility in full on November 6, 2006 with proceeds received from the closing of the Additional CMBS Transaction (see note 15).

Commercial Mortgage Pass-Through Certificates, Series 2005-1

On November 18, 2005, SBA CMBS-1 Depositor LLC (the “Depositor”), an indirect subsidiary of the Company, sold in a private transaction, $405 million of CMBS Certificates, Series 2005-1 (the “Initial CMBS Certificates”) issued by SBA CMBS Trust (the “Trust”), a trust established by the Depositor (the “Initial CMBS Transaction”). The Initial CMBS Certificates consisted of five classes, all of which are rated investment grade, as indicated in the table below:

Subclass	Initial Subclass Principal Balance	Pass through Interest Rate
	(in thousands)
2005-1A	$238,580	5.369%
2005-1B	48,320	5.565%
2005-1C	48,320	5.731%
2005-1D	48,320	6.219%
2005-1E	21,460	6.706%

	$405,000	5.608%

The weighted average monthly fixed coupon interest rate of the Initial CMBS Certificates is 5.6% and the effective weighted average fixed interest rate is 4.8%, after giving effect to the settlement of two interest rate swap agreements entered in contemplation of the transaction. The Initial CMBS Certificates have an anticipated repayment date of November 15, 2010 with a final repayment date in 2035. The Company incurred deferred financing fees of $12.2 million associated with the closing of this transaction.

8 1/2% Senior Notes and 9 3/4% Senior Discount Notes

On April 27, 2006, the remaining outstanding amounts of $162.5 million of the 8 1/2% senior notes and $223.7 million of the 9 3/4% senior discount notes (the accreted value at April 27, 2006) were repaid from the proceeds of the $1.1 billion bridge loan obtained in connection with the AAT acquisition. The Company recorded a $53.9 million loss from write-off of deferred financing fees and extinguishment of debt in connection with the repurchase of these notes.

Revolving Credit Facility

On December 22, 2005, SBA Senior Finance II LLC, a subsidiary of the Company, closed on a secured revolving credit facility in the amount of $160.0 million. This facility replaces the prior facility which was assigned and became the Mortgage Loan underlying the Company’s Initial CMBS Certificates issuance. The Company paid deferred financing fees of $1.1 million associated with the closing of this transaction.

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

The revolving credit facility requires SBA Senior Finance II to maintain specified financial ratios, including ratios regarding its debt to annualized operating cash flow, debt service, cash interest expense and fixed charges for each quarter. The revolving credit facility also contains affirmative and negative covenants that, among other things, limit the Company’s ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and build and/or acquire towers without anchor or acceptable tenants. SBA Senior Finance II’s ability in the future to comply with the covenants and access the available funds under the revolving credit facility in the future will depend on its future financial performance. As discussed above, all financial covenants under the revolving credit facility were suspended on April 27, 2006 and of no force and effect until such time as the bridge loan is repaid pursuant to the Omnibus Agreement. Upon repayment of the bridge loan on November 6, 2006, the Omnibus Agreement was terminated and the Company is able to utilize the revolving credit facility according to the initial terms of the borrowing arrangement (see note 15).

10.	DERIVATIVE FINANCIAL INSTRUMENTS

On June 2, 2006, a subsidiary of the Company entered into a forward-starting interest rate swap agreement, with a notional amount of $100.0 million, to hedge the variability of future interest rates in anticipation of the issuance of debt which the Company originally expected to be issued on or before February 28, 2007 by an affiliate of the Company. Under the swap agreement, the subsidiary has agreed to pay a fixed interest rate of 5.394%, beginning on or before February 28, 2007 through February 28, 2012, in exchange for receiving floating payments based on three-month LIBOR on the same $100.0 million notional amount for the same five-year period.

On May 22, 2006, a subsidiary of the Company entered into a forward-starting interest rate swap agreement, with a notional amount of $100.0 million, to hedge the variability of future interest rates in anticipation of the issuance of debt which the Company originally expected to be issued on or before February 28, 2007 by an affiliate of the Company. Under the swap agreement, the subsidiary has agreed to pay a fixed interest rate of 5.375%, beginning on or before February 28, 2007 through February 28, 2012, in exchange for receiving floating payments based on three-month LIBOR on the same $100.0 million notional amount for the same five-year period.

On May 16, 2006, a subsidiary of the Company entered into two forward-starting interest rate swap agreements, each with a notional amount of $200.0 million, to hedge the variability of future interest rates in anticipation of the issuance of debt which the Company originally expected to be issued on or before February 28, 2007 by an affiliate of the Company. Under the swap agreement, the subsidiary has agreed to pay a fixed interest rate of 5.4695% and 5.4665%, respectively, on the total notional amount of $400.0 million, beginning on or before February 28, 2007 through February 28, 2012, in exchange for receiving floating payments based on three-month LIBOR on the same $400.0 million notional amount for the same five-year period.

On April 17, 2006, a subsidiary of the Company entered into two forward-starting interest rate swap agreements, each with a notional amount of $100.0 million, to hedge the variability of future interest rates in anticipation of the issuance of debt which the Company originally expected to be issued on or before February 28, 2007 by the Company. Under the swap agreements, the subsidiary has agreed to pay fixed interest rates of 5.400% and 5.399%, respectively, on the total notional amount of $200.0 million, beginning on or before February 28, 2007 through February 28, 2012, in exchange for receiving floating payments based on three-month LIBOR on the same $200.0 million notional amount for the same five-year period.

On February 22, 2006, a subsidiary of the Company entered into three forward-starting interest rate swap agreements, at an aggregate notional principal amount of $200.0 million, to hedge the variability of future interest rates in anticipation of the issuance of debt, which the Company originally expected to be issued on or before December 21, 2007 by an affiliate of the Company. Under the swap agreements, the subsidiary has agreed to pay a fixed monthly interest rate of 5.024% on a total notional amount of $200.0 million, beginning on or before December 21, 2007 through December 21, 2012, in exchange for receiving floating payments based on three-month LIBOR on the same $200.0 million notional amount for the same five year period.

The Company has determined that all of the swaps are effective cash flow hedges, and as of September 30, 2006 recorded $14.0 million of the negative hypothetical fair value in accumulated other comprehensive loss, net of applicable income taxes. An additional $1.1 million of the hypothetical fair value of the 2006 swaps discussed above were determined to be ineffective based on the Company’s expectation of the issuance of debt on or before November 1, 2006, and as a result, the Company has recorded $1.1 million as interest expense in the Consolidated Statements of Operations. At September 30, 2006, the swaps had a negative fair value of $15.1 million, which is recorded in other liabilities on the Consolidated Balance Sheet. On October 30, 2006, the Company settled the swaps in connection with the Additional CMBS Transaction, resulting in a settlement payment by the Company of $14.5 million (see note 15).

11.	SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

The Company has potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for each period presented.

Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net loss and “other comprehensive loss.”

Comprehensive loss is comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net loss	$(24,341)	$(14,444)	$(109,183)	$(62,412)
Other comprehensive income (loss) for derivative instruments:
Amortization of deferred gain from settlement of terminated swaps reclassified into result of operations	(678)	—	(2,011)	—
Change in fair value of derivatives	(24,147)	8,279	(14,001)	8,483

Comprehensive loss	$(49,166)	$(6,165)	$(125,195)	$(53,929)

The Company’s other comprehensive income (loss) for the three and nine months ended September 30, 2006 includes $24.1 million and $14.0 million, respectively for an unrealized loss from nine forward-starting interest rate swap agreements entered in anticipation of the issuance of debt by a subsidiary of the Company (see note 10 above). In addition, for the three and nine months ended September 30, 2006, amortization of accumulated other comprehensive income of $0.7 million and $2.0 million, respectively, was recorded as a reduction to interest expense relating to a deferred gain from the settlement of a derivative financial instrument in November 2005.

For the three and nine months ended September 30, 2005, the Company’s other comprehensive income (loss) includes $8.3 million and $8.5 million, respectively for an unrealized deferred gain from the two forward-starting interest rate swap agreements settled upon the issuance of the Initial CMBS Certificates issuance which occurred in the fourth quarter of 2005 (see note 9 above).

12.	STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R (“SFAS 123R”), “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under APB Opinion No. 25 (“APB 25”). The Company accounts for stock issued to non-employees in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and nine months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R.

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

Stock Options

The Company has three equity participation plans (the 1996 Stock Option Plan, the 1999 Equity Participation Plan and the 2001 Equity Participation Plan) whereby options (both non-qualified and incentive stock options), stock appreciation rights and restricted stock may be granted to directors, employees and consultants. Upon adoption of the 2001 Equity Participation Plan, the 1996 Stock Option Plan and the 1999 Equity Participation Plan were terminated and no further grants were permitted under such plans. The 2001 Equity Participation Plan provides for a maximum issuance of shares, together with all outstanding options and unvested shares of restricted stock under all three of the plans, equal to 15% of the Company’s common stock outstanding, adjusted for certain shares issued and the exercise of certain options. These options generally vest between three and six years from the date of grant on a straight-line basis and generally have a ten year life. The Company recorded approximately $1.6 million and $0.1 million of non-cash compensation expense during the three month periods ended September 30, 2006 and 2005, respectively. In addition, the Company recorded approximately $4.2 million and $0.3 million of non-cash compensation expense during the nine month periods ended September 30, 2006 and 2005, respectively.

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

	For the three and nine months ended September 30,
	2006	2005
Risk free interest rate	4.2% - 5.1%	3.8% - 4.2%
Dividend yield	0.0%	0.0%
Expected volatility	45%	45%
Expected lives	3.75 years	3.75 years

The following table summarizes the Company’s activities with respect to its stock option plans for the first nine months of 2006 as follows (dollars and number of shares in thousands, except for per share data):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Fair Value
Outstanding at January 1, 2006	4,575	$8.22	7.5	$24,986
Granted	1,121	$19.99		$9,065
Exercised	(535)	$7.29		$(2,226)
Canceled	(315)	$28.02		$(7,279)

Outstanding at September 30, 2006	4,846	$9.76	7.5	$24,546

Exercisable at September 30, 2006	1,889	$7.44	6.2	$9,526

Unvested at September 30, 2006	2,957	$11.24	8.3	$15,020

Unvested at January 1, 2006	3,059	$6.12	8.3	$9,947

The weighted-average fair value of options granted during the nine months ended September 30, 2006 and 2005 was $8.09 and $3.35, respectively. The total intrinsic value for options exercised during the nine months ended September 30, 2006 and 2005 was $8.7 million and $6.5 million, respectively.

Cash received from option exercises under all plans for the nine months ended September 30, 2006 and 2005 was approximately $3.9 million and $2.4 million, respectively. No tax benefit was realized for the tax deductions from option exercises under all plans for the nine months ended September 30, 2006 and 2005, respectively.

Employee Stock Purchase Plan

In 1999, the Board of Directors of the Company adopted the 1999 Stock Purchase Plan (the “Purchase Plan”). A total of 500,000 shares of Class A common stock were reserved for purchase under the Purchase Plan. During 2003, an amendment to the Purchase Plan was adopted which increased the number of shares reserved for purchase from 500,000 to 1,500,000 shares. The Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to 85% of the fair market value of the Class A common stock on the last day of an offering period. During the nine months ended September 30, 2006 approximately 41,400 shares of the Company’s Class A common stock were issued under the Purchase Plan, which resulted in cash proceeds to the Company of $0.8 million compared to the nine months ended September 30, 2005 when approximately 62,900 shares of the Company’s Class A common stock were issued under the Purchase Plan, which resulted in cash proceeds to the Company of $0.6 million. In addition, the Company recorded $0.03 million and $0.1 million, respectively, of non-cash compensation expense relating to these shares for the three and nine months ended September 30, 2006.

Non-Cash Compensation Expense

The table below reflects a break out by category of the amounts recognized in the statement of operations for the three and nine months ended September 30, 2006 for non-cash compensation expense (in thousands):

	For the three months ended September 30, 2006	For the nine months ended September 30, 2006
Cost of revenues	$49	$143
Selling, general and administrative	1,597	4,081

Total cost of non-cash compensation included in income, before income tax	1,646	4,224
Amount of income tax recognized in earnings	—	—

Amount charged against income	$1,646	$4,224

In addition, the Company capitalized $0.9 million and $1.0 million, respectively to fixed and intangible assets relating to employee non-cash compensation during the three and nine months ended September 30, 2006. For the nine months ended September 30, 2006 and 2005, non-cash compensation included in cash flow from operations was $4.2 million and $0.3 million, respectively.

Pro Forma Non-Cash Compensation Expense

Prior to December 31, 2005, the Company accounted for non-cash compensation arrangements in accordance with the provisions and related interpretations of APB 25. Had compensation cost for share-based awards been determined consistent with SFAS No. 123R, the net income and earnings per share would have been adjusted to the following pro forma amounts (in thousands, except for per share data):

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
Net loss, as reported	$(14,444)	$(62,412)
Non-cash compensation charges included in net loss	108	323
Incremental stock-based compensation (expense determined under the fair value based method for all awards, net of related tax effects)	(1,420)	(4,201)

Pro forma net loss	$(15,756)	$(66,290)

Loss per share:
Basic and diluted - as reported	$(0.19)	$(0.89)

Basic and diluted - pro forma	$(0.21)	$(0.95)

13.	INCOME TAXES

The Company had taxable losses in the nine months ended September 30, 2006 and 2005, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more likely than not” that the Company will generate sufficient taxable income in future periods to recognize the losses.

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

In the first quarter of 2006, the Company recorded $0.2 million of franchise tax expense in the provision for income taxes line of the statement of operations. In the Statement of Operations for the nine months ended September 30, 2006, the Company has reclassified this expense to selling, general and administrative expense.

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

Three months ended September 30, 2006	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment (3)	Total
	(in thousands)
Revenues	$74,412	$4,784	$18,976	$—	$98,172
Cost of revenues	$20,882	$3,849	$17,423	$—	$42,154
Operating income (loss)	$8,032	$730	$623	$(3,069)	$6,316
Capital expenditures(2)	$62,789	$87	$399	$322	$63,597

Three months ended September 30, 2005
Revenues	$41,104	$3,577	$21,340	$—	$66,021
Cost of revenues	$11,694	$3,036	$20,275	$—	$35,005
Operating income (loss)	$4,745	$299	$(518)	$(1,923)	$2,603
Capital expenditures(2)	$9,807	$40	$238	$222	$10,307

Nine months ended September 30, 2006
Revenues	$181,755	$12,250	$60,347	$—	$254,352
Cost of revenues	$50,380	$10,406	$55,807	$—	$116,593
Operating income (loss)	$21,723	$922	$(347)	$(8,844)	$13,454
Capital expenditures(2)	$1,149,953	$206	$1,172	$807	$1,152,138

Nine months ended September 30, 2005
Revenues	$118,380	$10,422	$58,770	$—	$187,572
Cost of revenues	$35,431	$9,145	$56,402	$—	$100,978
Operating income (loss)	$8,718	$475	$(2,584)	$(6,300)	$309
Capital expenditures(2)	$41,953	$74	$426	$614	$43,067

Assets (1)
As of September 30, 2006	$1,909,217	$5,131	$47,719	$40,062 (1)	$2,002,129
As of December 31, 2005	$834,923	$4,005	$51,381	$62,227 (1)	$952,536

(1)	Assets not identified by segment consist primarily of general corporate assets

(2)	Includes acquisitions and related earn-outs

(3)	Operating income (loss) not identified by segment primarily includes selling, general and administrative expense and depreciation, amortization and accretion expense not related to a segment.

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

	Percentage of Site Leasing Revenue for the three months ended September 30,
	2006	2005
Cingular	26.9%	27.8%
Sprint/Nextel	25.7%	24.3%
Verizon	9.3%	10.3%

	Percentage of Site Development Consulting Revenue for the three months ended September 30,
	2006	2005
Sprint/Nextel	42.6%	12.0%
Verizon Wireless	22.4%	25.6%
Cingular	10.6%	29.7%
Bechtel Corporation	7.9%	24.0%

	Percentage of Site Development Construction Revenue for the three months ended September 30,
	2006	2005
Sprint/Nextel	30.0%	30.8%
Bechtel Corporation	22.8%	11.1%
Cingular	3.3%	26.0%

At September 30, 2006, two significant customers comprised 42.5% of site development and construction segments combined accounts receivable compared to September 30, 2005 where three significant customers comprised 53.9%. These same customers comprised 38.6% and 52.8% of the Company’s total accounts receivable at September 30, 2006 and 2005, respectively.

15.	SUBSEQUENT EVENTS

On November 6, 2006, the Depositor sold in a private transaction $1.15 billion of Commercial Mortgage Pass-Through Certificates Series 2006-1 (the “Additional CMBS Certificates”) issued by the Trust (the “Additional CMBS Transaction”). The Additional CMBS Certificates have a weighted average monthly fixed coupon interest rate of 6.0%, and a weighted average interest rate to the Company of 6.3% after giving effect to the settlement of the hedging arrangements discussed in note 10 above. The Company used a substantial portion of the net proceeds from this issuance to repay the bridge facility and fund required reserves and expenses associated with the Additional CMBS Transaction. The remainder of the net proceeds will be used by the Company at its discretion.

In connection with the issuance of the Additional CMBS Certificates, the Company terminated all the interest rate swap agreements outstanding (see note 10), resulting in a settlement payment by the Company of $14.5 million. The settlement payment will be amortized into interest expense on the statement of operations utilizing the effective interest method over the anticipated 5 year life of the Additional CMBS Certificates and will increase the effective interest rate on the Additional CMBS Certificates notes by 0.3%. The Additional CMBS Certificates have an anticipated repayment date of five years with a final repayment date in November 2036.

As discussed in note 6, the assets of the Trust consists of a non-recourse mortgage loan initially made in favor of SBA Properties, Inc. (the “Initial Borrower”). In connection with the issuance of the Additional CMBS Certificates, each of SBA Sites, Inc., SBA Structures, Inc., SBA Towers, Inc., SBA Towers Puerto Rico, Inc. and SBA Towers USVI, Inc. (the “Additional Borrowers” and collectively with the Initial Borrower, the “Borrowers”) were added as additional borrowers under the mortgage loan and the principal amount of the mortgage loan was increased by $1.15 billion. The Borrowers are jointly and severally liable under the mortgage loan. Subject to certain limited exceptions, only monthly interest is due and payable on the additional mortgage loan components corresponding to the Additional CMBS Certificates prior to November 2011, the anticipated repayment date of the Additional CMBS Certificates. The mortgage loan is to be paid from the operating cash flows from the aggregate 4,975 towers owned by the Borrowers and is secured by mortgages on substantially all of such tower sites and their operating cash flows. On a monthly basis, excess cash flows generated by the 4,975 towers, after payment of interest reserves and expenses are distributed to the Borrowers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications towers in 47 of the 48 contiguous United States, Puerto Rico, and the U.S. Virgin Islands. Our principal business line is our site leasing business. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative or acquired. As of September 30, 2006, we owned 5,475 towers, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers taking into consideration co-location opportunities. We also manage or lease over 5,900 actual or potential communications sites, of which 799 are revenue producing. Through our site development business, we offer wireless service providers assistance in developing and maintaining their own wireless service networks.

On April 27, 2006, we completed the acquisition of all of the outstanding shares of common stock of AAT Communications Corp. (“AAT”) from AAT Holdings, LLC II, which we refer to as the AAT Acquisition. The total consideration paid was (i) $634.0 million in cash and (ii) 17,059,336 newly issued shares of our Class A common stock. Simultaneously with the closing of the AAT Acquisition, we repurchased 100% of the aggregate outstanding amount of our 9 3/4% senior discount notes and 100% of the aggregate outstanding amount of our 8 1/2% senior notes pursuant to tender offers and consent solicitations for an aggregate of $438.2 million, including accrued interest on the 8 1/2% senior notes and the accretion amount applicable to the 9 3/4% senior discount notes. We funded these repurchases, including the associated premiums and fees, and the cash consideration paid in the AAT Acquisition with a $1.1 billion bridge loan. On November 6, 2006, we issued $1.15 billion of additional Commercial Mortgage Pass Through Certificates, which we refer to as the Additional CMBS Certificates, and used the proceeds to repay the bridge loan.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. Site leasing revenues are received primarily from wireless service provider tenants, including Alltel, Cingular, Sprint Nextel, T-Mobile and Verizon Wireless. Revenues from these clients are derived from numerous different tenant leases. Each tenant lease relates to the lease or use of space at an individual tower site. As of September 30, 2006, our tenant leases generally had initial terms of five years, and were renewable for five 5-year periods at the option of the tenant. Almost all of these tenant leases contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the current term of the related lease agreements. Rental amounts received in advance are recorded in deferred revenue.

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

For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as a result of adding additional customers to the tower. The amount of other direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower but typically do not make up a large percentage of total operating costs. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting towers or upgrading or repairing access roads or fencing. As of September 30, 2006, our ground leases were generally for an initial term of 5 years or more with multiple renewal options of five year periods at our option and provided for rent escalators which typically average 3% - 4% annually or provided for term escalations of approximately 15%.

Our site leasing business generates substantially all of our segment operating profit. As indicated in the chart below, during the three and nine months ended September 30, 2006 our site leasing business generated 76% and 72%, respectively of our total revenue and represented 96% of our total segment operating profit (as defined below). Information regarding the total and percentage of assets used in our site leasing business is included in Note 14 of our Consolidated Financial Statements included in this Report.

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands except for percentages)
Site leasing revenue	$74,412	$41,104	$181,755	$118,380
Site leasing segment operating profit	$53,530	$29,410	$131,375	$82,949
Percentage of total revenue	75.8%	62.3%	71.5%	63.1%
Site leasing operating profit percentage contribution of total segment operating profit	95.6%	94.8%	95.4%	95.8%

As a result of the AAT Acquisition, we expect that site leasing revenue and site leasing segment operating profit will increase in future periods. We believe that over the long-term our site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and network coverage and quality requirements. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications. Furthermore, because our towers are strategically positioned and our customers typically do not re-locate, we have historically experienced low customer lease terminations as a percentage of revenue and experience a high level of lease renewals.

The following rollforward summarizes the activity in our tower portfolio from December 31, 2005 to September 30, 2006:

Number of Towers
Towers owned at December 31, 2005	3,304
Purchased towers	78
Constructed towers	15
Towers disposed of	(1)

Towers owned at March 31, 2006	3,396
Towers purchased in AAT Acquisition	1,850
Other towers purchased	22
Constructed towers	13

Towers owned at June 30, 2006	5,281
Purchased towers	178
Constructed towers	17
Towers disposed of	(1)

Towers owned at September 30, 2006	5,475

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

The table below provides the percentage of total company revenues contributed by site development services for the three and nine months ended September 30, 2006 and 2005. Information regarding the total and percentage of assets used in our site development services businesses is included in Note 14 of our Consolidated Financial Statements included in this Report.

	Percentage of Revenues
	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Site development consulting	4.9%	5.4%	4.8%	5.6%
Site development construction	19.3%	32.3%	23.7%	31.3%

Recent Developments

As discussed above, on November 6, 2006, SBA CMBS -1 Depositor LLC, (the “Depositor”) an indirect subsidiary of ours, sold in a private transaction $1.15 billion of Commercial Mortgage Pass-Through Certificates Series 2006-1 issued by SBA CMBS Trust (the “Trust”), a trust established by the Depositor (the “Additional CMBS Transaction”). The Certificates have a weighted average monthly fixed coupon interest rate of 6.0%, and a weighted average interest rate to us of 6.3% after giving effect to the settlement of the hedging arrangements discussed in note 10 of our unaudited consolidated financial statements. We used a substantial portion of the net proceeds from this issuance to repay the bridge facility and fund required reserves and expenses associated with the Additional CMBS Transaction. The remainder of the net proceeds will be used by us at our discretion. The Additional CMBS Certificates have an anticipated repayment date of five years with a final repayment date in November 2036.

We have undertaken a comprehensive review of our stock option grant practices, including a review of our underlying stock option grant documentation and procedures and related accounting. This review was initiated voluntarily by our management on September 26, 2006 following the public release of a letter dated September 19, 2006 from the SEC’s Office of Chief Accountant, which provided further interpretive guidance related to stock option granting practices. Management’s findings and conclusions have been reviewed by outside legal counsel and our internal auditors, and have been presented to our Board of Directors. Each such outside counsel and internal audit reviewed such documentation and interviewed such persons as they deemed necessary to reach their own conclusions with respect to the matters reviewed by management. We believe our review is substantially complete at this time.

This review has identified various deficiencies in the process of granting and documenting stock options. We believe that, with respect to certain stock option grants, (i) the proper measurement date for accounting purposes differs from the measurement dates used by us, and (ii) we incorrectly accounted for options held by persons who served as our independent contractors. During our review, management did not identify any evidence of fraudulent conduct relating to stock option grants. As a result of these findings, we have determined that from fiscal year 1999 through the end of fiscal year 2005, we had unrecorded non-cash equity-based compensation charges of $8.4 million.

Pursuant to SAB 108, we corrected the aforementioned cumulative error in our accounting for equity-based compensation by recording a non-cash cumulative effect adjustment of $8.4 million to additional paid-in capital with an off-setting amount of $7.7 million to accumulated deficit within shareholders’ equity as well as adjustments to property and equipment in the amount of $0.4 million and intangible assets of $0.3 million in our consolidated balance sheet as of September 30, 2006. The capitalized amounts relate to acquisition related costs. For additional discussion regarding the adoption of SAB 108 and its implications, please see “Current Accounting Pronouncements” in note 2 to our unaudited consolidated financial statements.

In connection with the nine months ended September 30, 2006, we recorded a non-cash equity adjustment of $0.9 million to additional paid-in capital within shareholders’ equity with an off-setting adjustment to property and equipment of $0.4 million and intangible assets of $0.3 million in our consolidated balance sheet as of September 30, 2006 and a $0.2 million charge to our statement of operations for the period ended September 30, 2006. The 2006 adjustment above is not a result of the adoption of SAB 108.

We are reviewing any potential tax implications relating to stock option grants, but do not anticipate any such matters will have a material impact on our financial position.

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

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues:

	For the three months ended September 30,
	2006	Percentage of Revenues	2005	Percentage of Revenues	Percentage Change
	(dollars in thousands)
Site leasing	$74,412	75.8%	$41,104	62.3%	81.0%
Site development consulting	4,784	4.9%	3,577	5.4%	33.7%
Site development construction	18,976	19.3%	21,340	32.3%	(11.1)%

Total revenues	$98,172	100.0%	$66,021	100.0%	48.7%

Total revenues for the three months ended September 30, 2006 were $98.2 million, an increase of $32.2 million from the three months ended September 30, 2005. This increase is primarily due to an increase in the number of tenants and the amount of equipment added to our historical towers and from revenue generated by the towers that we acquired in the AAT Acquisition. AAT contributed approximately $23.3 million of the increase in total revenues. As of September 30, 2006, we had 13,412 tenants as compared to 7,904 tenants at September 30, 2005. Additionally, we have experienced, on average, higher rents per tenant due to higher rents from new tenants, higher rents upon renewals by existing tenants and additional equipment added by existing tenants. Site development consulting revenues increased as a result of a higher volume of work in the third quarter of 2006 versus the same period of 2005. Site development construction revenue decreased due to the roll-off of certain of our prior construction contracts from the larger wireless carriers and our efforts to focus on capturing the higher margin services work rather than volume.

Operating Expenses:

	For the three months ended September 30,		Percentage Change
	2006	2005
	(in thousands)
Cost of revenues (exclusive of depreciation, accretion and amortization):
Site leasing	$20,882	$11,694	78.6%
Site development consulting	3,849	3,036	26.8%
Site development construction	17,423	20,275	(14.1)%
Selling, general and administrative	11,044	6,725	64.2%
Asset impairment and other (credits) charges	(357)	15	(2,480.0)%
Depreciation, accretion and amortization	39,015	21,673	80.0%

Total operating expenses	$91,856	$63,418	44.8%

Site leasing cost of revenues increased primarily as a result of the growth in the number of towers owned by us which was 5,475 at September 30, 2006 up from 3,215 at September 30, 2005. AAT contributed approximately $7.6 million to the increase in total site leasing cost of revenues. Site development consulting cost of revenues increased as a result of a higher volume of work in the third quarter of 2006 versus the same period of 2005. Site development construction cost of revenue decreased as a result of lower activity in the third quarter of 2006 as compared to the third quarter of 2005.

Selling, general and administrative expense increased $4.3 million primarily as a result of $0.5 million of AAT acquisition-related expenses, $0.2 million of additional franchise taxes, and $1.8 million of salaries and benefits resulting from a higher number of employees, a portion of which is attributable to the AAT Acquisition. Selling, general and administrative expenses were also impacted by $1.6 million of non-cash stock option and employee stock purchase plan expense that we recognized in the third quarter of 2006 in accordance with SFAS 123R, as compared to $0.1 million in the comparable period in 2005.

Depreciation, accretion and amortization expense increased to $39.0 million for the three months ended September 30, 2006 from $21.7 million for the three months ended September 30, 2005. The AAT Acquisition represented approximately $17.4 million of this increase and was offset by certain towers becoming fully depreciated since September 30, 2005.

Operating Income:

	For the three months ended September 30,		Percentage Change
	2006	2005
	(in thousands)
Operating income	$6,316	$2,603	142.6%

The increase in operating income primarily was a result of higher revenues without a commensurate increase in cost of revenues in the site leasing and site development consulting segments, offset by an increase in selling, general, and administrative expenses and depreciation, accretion and amortization expense for the third quarter of 2006 versus the same period of 2005.

Segment Operating Profit:

	For the three months ended September 30,		Percentage Change
	2006	2005
	(in thousands)
Segment Operating Profit
Site leasing	$53,530	$29,410	82.0%
Site development consulting	935	541	72.8%
Site development construction	1,553	1,065	45.8%

Total Segment Operating Profit	$56,018	$31,016	80.6%

The increase in site leasing segment operating profit related primarily to additional revenue generated by the increased number of towers acquired in the AAT Acquisition, which contributed $15.7 million of the increase. The remaining increase is primarily due to the increased number of tenants and tenant equipment on our sites in the third quarter of 2006 versus the third quarter of 2005, without a commensurate increase in the cost of revenues (excluding depreciation, accretion, and amortization).

Other Income (Expense):

	For the three months ended September 30,		Percentage Change
	2006	2005
	(in thousands)
Interest income	$1,038	$244	325.4%
Interest expense	(27,085)	(10,230)	164.8%
Non-cash interest expense	—	(6,028)	(100.0)%
Amortization of deferred financing fees	(4,494)	(701)	541.1%
Loss from write-off of deferred financing fees and extinguishment of debt	(34)	—	100.0%
Other income	112	19	489.5%

Total other expense	$(30,463)	$(16,696)	82.4%

Interest expense for the three months ended September 30, 2006 increased $16.9 million from the three months ended September 30, 2005. This increase is primarily due to the higher aggregate amount of cash-interest bearing debt outstanding during the third quarter of 2006, $1.1 billion under the bridge loan and $405 million of Initial CMBS Certificates, versus the third quarter of 2005, $250 million of 8½% senior notes and $343 million under our senior secured credit facility at September 30, 2005, and the higher interest rate associated with the bridge loan.

There was no non-cash interest expense for the three months ended September 30, 2006 versus $6.0 million for the three months ended September 30, 2005. The decrease was a result of the redemption and repurchase of all outstanding 9  3/4% senior discount notes in November 2005 and April 2006, respectively.

Amortization of deferred financing fees increased by $3.8 million for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was due to the amortization of fees relating to the $1.1 billion bridge loan, the $405.0 million of Initial CMBS Certificates, and the revolving credit facility for the three months ended September 30, 2006 versus the amortization of fees on the $847.3 million of outstanding 8 1/2% senior notes, 9 3/4% senior discount notes, and the senior secured credit facility for the three months ended September 30, 2005.

Adjusted EBITDA:

	For the three months ended September 30,		Percentage Change
	2006	2005
	(in thousands)
Adjusted EBITDA	$47,457	$24,831	91.1%

The increase in adjusted EBITDA was primarily the result of stronger performance of the site leasing segment, including the results of AAT since the acquisition date, for the three months ended September 30, 2006 versus the three months ended September 30, 2005.

Net Loss:

	For the three months ended September 30,		Percentage Change
	2006	2005
	(in thousands)
Net loss	$(24,341)	$(14,444)	(68.5)%

Net loss for the three months ended September 30, 2006 was $24.1 million, an increase of $9.9 million from the three months ended September 30, 2005. The increase in net loss is primarily a result of higher interest expense and higher amortization of deferred financing fees, offset by improved operating income and lower non-cash interest expense.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues:

	For the nine months ended September 30,
	2006	Percentage of Revenues	2005	Percentage of Revenues	Percentage Change
	(dollars in thousands)
Site leasing	$181,755	71.5%	$118,380	63.1%	53.5%
Site development consulting	12,250	4.8%	10,422	5.6%	17.5%
Site development construction	60,347	23.7%	58,770	31.3%	2.7%

Total revenues	$254,352	100.0%	$187,572	100.0%	35.6%

Total revenues for the nine months ended September 30, 2006 were $254.4 million, an increase of $66.8 million from the nine months ended September 30, 2005. This increase is primarily due to an increase in the number of tenants and the amount of equipment added to our historical towers, and from revenue generated by the towers we acquired in the AAT Acquisition. AAT contributed approximately $39.5 million of the increase in total revenues. As of September 30, 2006, we had 13,412 tenants as compared to 7,904 tenants at September 30, 2005. Additionally, we have experienced, on average, higher rents per tenant due to higher rents from new tenants, higher rents upon renewals by existing tenants and additional equipment added by existing tenants. We expect that site leasing revenue will increase in future periods as a result of the AAT Acquisition. Site development consulting and construction revenue increased as a result of higher activity among a larger number of wireless customers in the first nine months of 2006 as compared to the first nine months of 2005.

Operating Expenses:

	For the nine months ended September 30,		Percentage Change
	2006	2005
	(in thousands)
Cost of revenues (exclusive of depreciation, accretion and amortization):
Site leasing	$50,380	$35,431	42.2%
Site development consulting	10,406	9,145	13.8%
Site development construction	55,807	56,402	(1.1)%
Selling, general and administrative	31,467	21,037	49.6%
Asset impairment and other (credits) charges	(357)	288	(223.9)%
Depreciation, accretion and amortization	93,195	64,960	43.5%

Total operating expenses	$240,898	$187,263	21.6%

Site leasing cost of revenues increased primarily as a result of the growth in the number of towers owned by us, which was 5,475 at September 30, 2006 up from 5,215 at September 30, 2005. AAT contributed approximately $12.4 million to the increase in total site leasing cost of revenues. Site development consulting cost of revenues increased as a result of higher volume of work in the first nine months of 2006 versus the same period of 2005. Site development construction cost of revenue decreased despite an increase in the commensurate revenue as a result of changing market conditions in the first nine months of 2006 which has resulted in higher margin jobs versus the same period of 2005.

Selling, general and administrative expense increased $10.4 million primarily as a result of $1.8 million of bonus, transition and integration expenses incurred in connection with the AAT Acquisition, an increase of $0.7 million of franchise and sales taxes, and $3.9 million of salaries, benefits, and other backoffice operating expenses resulting primarily from a higher number of employees, a portion of which is attributable to the AAT Acquisition. These acquisition related expenses are not expected to recur in future years. Selling, general and administrative expenses were also impacted by $4.1 million of stock option and employee stock purchase plan expense that we recognized in the first nine months of 2006 in accordance with SFAS 123R as compared to $0.3 million for the comparable period in 2005.

Depreciation, accretion and amortization expense increased to $93.2 million for the nine months ended September 30, 2006 from $65.0 million for the nine months ended September 30, 2005. Depreciation, accretion and amortization expense on assets acquired in the AAT Acquisition represented approximately $29.0 million of this increase offset by the decrease in certain towers becoming fully depreciated since September 30, 2005.

Operating Income:

	For the nine months ended September 30,		Percentage Change
	2006	2005
	(in thousands)
Operating income	$13,454	$309	4,254.0%

The increase in operating income was primarily a result of higher revenues without a commensurate increase in cost of revenues in the site leasing and site development construction segments offset by an increase in selling, general, and administrative expense and depreciation, accretion and amortization expense for the first nine months of 2006 versus the same period of 2005.

Segment Operating Profit:

	For the nine months ended September 30,		Percentage Change
	2006	2005
	(in thousands)
Segment Operating Profit
Site leasing	$131,375	$82,949	58.4%
Site development consulting	1,844	1,277	44.4%
Site development construction	4,540	2,368	91.7%

Total Segment Operating Profit	$137,759	$86,594	59.1%

The increase in site leasing segment operating profit related primarily to additional revenue generated by the increased number of towers acquired in the AAT Acquisition, which contributed $27.1 million of the increase. The remaining increase is primarily due to the increased number of tenants and tenant equipment on our sites in the first nine months of 2006 versus the first nine months of 2005, without a commensurate increase in the cost of revenues (excluding depreciation, accretion, and amortization).

Other Income (Expense):

	For the nine months ended September 30,		Percentage Change
	2006	2005
	(in thousands)
Interest income	$2,846	$988	188.1%
Interest expense	(55,783)	(30,661)	81.9%
Non-cash interest expense	(6,845)	(20,771)	(67.0)%
Amortization of deferred financing fees	(8,743)	(2,045)	327.5%
Loss from write-off of deferred financing fees and extinguishment of debt	(53,872)	(9,730)	453.7%
Other income	324	475	(31.8)%

Total other expense	$(122,073)	$(61,744)	97.7%

Interest expense for the nine months ended September 30, 2006 increased $25.1 million from the nine months ended September 30, 2005. This increase is primarily due to the higher aggregate amount of cash-interest bearing debt outstanding during the first nine months of 2006, $1.1 billion under the bridge loan during the second and third quarter of 2006 and $405 million of Initial CMBS Certificates, versus the first nine months of 2005, $250 million of 8½% senior notes and $343 million under our senior secured credit facility at September 30, 2005, and the higher interest rate associated with the bridge loan.

Non-cash interest expense for the nine months ended September 30, 2006 was $6.8 million, a decrease of $14.0 million from the nine months ended September 30, 2005. The decrease was a result of the redemption and repurchase of $111.8 million of 9 3/4% senior discount notes in June and November of 2005 and the repurchase of the remaining aggregate principal amount of $223.7 million of these notes in April 2006.

Amortization of deferred financing fees increased by $6.7 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was due to fees relating to the $1.1 billion bridge loan, the $405.0 million of Initial CMBS Certificates, and the senior revolving credit facility for the nine months ended September 30, 2006 versus the amortization of fees on the $847.3 million of outstanding 8 1/2% senior notes, 9 3/4% senior discount notes, and the senior secured credit facility for the nine months ended September 30, 2005.

Loss from write-off of deferred financing fees and extinguishment of debt for the nine months ended September 30, 2006 was $53.9 million, an increase of $44.2 million from the nine months ended September 30, 2005. The increase was attributable to the loss from write-off of $6.8 million of deferred financing fees and $47.1 million of losses on the extinguishment of debt resulting from the repurchase of $223.7 million of our 9 3/4% senior discount notes and $162.5 million of our 8 1/2% senior notes in April 2006, versus the loss from write-off of $1.5 million of deferred financing fees and $6.7 million of losses on the extinguishment of debt associated with the redemption of $68.9 million of our 9 3/4% senior discount notes in June 2005 and the write-off of $1.5 million associated with the redemption of $50.0 million of our 10 1/4% bonds in February 2005.

Adjusted EBITDA:

	For the nine months ended September 30,		Percentage Change
	2006	2005
	(in thousands)
Adjusted EBITDA	$114,288	$68,408	67.1%

The increase in adjusted EBITDA was primarily the result of stronger performance of the site leasing segment, including the results of AAT since the acquisition date, for the nine months ended September 30, 2006 versus the nine months ended September 30, 2005.

Net Loss:

	For the nine months ended September 30,		Percentage Change
	2006	2005
	(in thousands)
Net loss	$(109,183)	$(62,412)	(74.9)%

Net loss for the nine months ended September 30, 2006 was $109.0 million, an increase of $46.8 million from the nine months ended September 30, 2005. The increase in net loss is primarily a result of higher interest expense, an increase in loss from write-off of deferred financing fees and extinguishment of debt, and higher amortization of deferred financing fees, offset by improved operating income and lower non-cash interest expense.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation (“SBA Communications”) is a holding company with no business operations of its own. Our only significant asset is the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”) which is also a holding company that owns the outstanding capital stock of SBA Senior Finance, Inc. (“SBA Senior Finance”), which, directly or indirectly, owns the equity interest in substantially all of our subsidiaries. We conduct all of our business operations through our SBA Senior Finance subsidiaries, primarily the borrowers under the Mortgage Loan underlying to the Initial CMBS Certificates and Additional CMBS Certificates (collectively, the “CMBS Certificates”), and SBA Senior Finance II LLC, the borrower under the revolving credit facility.

Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries. The ability of our subsidiaries to pay cash or stock dividends is restricted under the terms of our CMBS Certificates and our other debt instruments.

A summary of our cash flows is as follows:

For the three months ended September 30, 2006
(in thousands)
Cash provided by operating activities	$13,119
Cash used in investing activities	(37,313)
Cash provided by financing activities	3,013

Decrease in cash and cash equivalents	(21,181)
Cash and cash equivalents, June 30, 2006	61,596

Cash and cash equivalents, September 30, 2006	$40,415

Sources of Liquidity

We have traditionally funded our growth, including our tower portfolio growth, through borrowings under our revolving credit facility, long-term indebtedness and equity issuances. In addition, we have recently begun to fund our growth with cash flows from operations.

During the past few years, we have pursued a strategy of refinancing our higher cost long-term debt with lower cost debt and equity in order to lower our total indebtedness and our interest expense. As a result of these initiatives, we redeemed and/or repurchased an aggregate of $249.3 million of our high-yield notes during 2005 and $386.2 million in 2006.

In connection with the AAT Acquisition, we repurchased all of our outstanding 9 3/4% senior discount notes and 8 1/2% senior notes. We funded these repurchases, including the associated premiums and fees, and the cash consideration paid in the AAT Acquisition, with a $1.1 billion bridge loan, entered into by Senior Finance.

On November 6, 2006, the Depositor sold in a private transaction $1.15 billion of the Additional CMBS Certificates issued by the Trust. The Additional CMBS Certificates will have a weighted average fixed coupon interest rate of 6.0%, and a weighted average interest rate to us of 6.3% after giving effect to the settlement of the hedging arrangements. The Additional CMBS Certificates will have an expected life of five years with a final repayment date in 2036. The net proceeds received from this offering were used to repay our $1.1 billion bridge facility, to fund required reserves and pay fees and expenses associated with the Additional CMBS Transaction. The remainder of the net proceeds will be used by us at our discretion. Upon the closing of the Additional CMBS Transaction we had total indebtedness outstanding of $1.555 billion, consisting entirely of a mortgage loan held by the Trust bearing a weighted average coupon fixed interest rate of 5.9%.

Cash provided by operating activities was $13.1 million for the three months ended September 30, 2006. This was primarily the result of segment operating profit (excluding depreciation, accretion, and amortization) from the site leasing segment, net of interest expense and selling, general, and administrative expenses during the quarter. Cash provided by financing activities was $3.0 million for the three months ended September 30, 2006. This was primarily the result of the release of restricted cash relating to the Initial CMBS Certificates during the quarter.

Equity Issuances

In connection with our acquisitions, we have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services. During the three months ended September 30, 2006, we issued approximately 1.2 million shares of Class A common stock under this registration statement for the acquisition of various towers. As of September 30, 2006, we had approximately 1.1 million shares of Class A common stock remaining under this shelf registration statement.

On April 14, 2006, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, shares of preferred stock, which may be represented by depositary shares, unsecured senior, senior subordinated or subordinated debt securities; and warrants to purchase any of these securities. Under the rules governing the automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. During the three months ended September 30, 2006, we did not issue any securities under this shelf registration statement.

Uses of Liquidity:

Our principal use of liquidity is cash capital expenditures associated with the growth of our tower portfolio. Our cash capital expenditures, including cash used for acquisitions, for the three months ended September 30, 2006 were $37.2 million, comprised of $1.3 million of cash capital expenditures associated with the AAT Acquisition and $35.9 million for our core operations. The $35.9 million included $4.5 million related to new tower construction, $1.2 million for maintenance tower capital expenditures, $0.4 million for augmentations and tower upgrades, $0.7 million for general corporate expenditures, and $2.2 million for ground lease purchases. This amount also includes cash capital expenditures of $26.9 million that we incurred in connection with the acquisition of 178 completed towers, one tower in process, related prorated rental receipts and payments, and earnouts for the three months ended September 30, 2006.

The $4.6 million of new tower construction included costs associated with the completion of 17 new towers during the three months ended September 30, 2006 and costs incurred on sites currently in process. As of November 6, 2006, we plan to make total cash capital expenditures, including cash to be used for acquisitions (excluding AAT), during 2006 of $105.5 to $107.0 million primarily in connection with our plans to build approximately 15 addiontal towers in the fourth quarter of 2006 and to acquire additional towers. We have agreements to purchase an additional 40 towers for an aggregate amount of approximately $15.0 million, which we expect to fund from cash on hand or with shares of our Class A common stock.

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

Debt Service Requirements:

At September 30, 2006 we had a $1.1 billion bridge loan. Interest accrued at a rate per annum equal to the Eurodollar rate plus a margin of 2.00% until September 12, 2006, and upon extension of the bridge loan, the interest rate margin increased to 2.75%. Based on the amounts outstanding at September 30, 2006 and the Eurodollar in effect at the date of closing through the extended maturity date of January 27, 2007, the debt service on the bridge loan from September 30, 2006 to the maturity date would have been approximately $28.9 million. Upon closing of the Additional CMBS Certificates, the bridge loan was repaid.

At September 30, 2006, we had $405.0 million outstanding of our Initial CMBS Certificates. The Initial CMBS Certificates have an anticipated repayment date of November 15, 2010. Interest on the Initial CMBS Certificates is payable monthly at a blended annual rate of 5.6%. Based on the amounts outstanding at September 30, 2006, annual debt service on the Initial CMBS Certificates is $22.7 million.

Upon closing of the Additional CMBS Transaction on November 6, 2006, we had $1.15 billion outstanding of Additional CMBS Certificates. The Additional CMBS Certificates have an anticipated repayment date of November 2011. Interest on the Additional CMBS Certificates is payable monthly at a blended annual rate of 6.0%. Based on the amounts outstanding at November 6, 2006, annual debt services on the Additional CMBS Certificates is $68.9 million.

At September 30, 2006, we had no amounts outstanding under our revolving credit facility. Pursuant to the terms of an Omnibus Agreement that we entered into in connection with the AAT Acquisition, we had agreed not to request, and the revolving credit facility lenders have agreed not to make, any loans or issue any letters of credit under the revolving credit facility until the bridge loan was repaid. Based on our repayment of the bridge facility on November 6, 2006, the Omnibus Agreement was terminated and we have the ability to request loans under the revolving credit facility subject to the availability limitations in the facility. We continue to be responsible for commitment fees of approximately $0.6 million annually under our revolving credit facility.

Capital Instruments:

CMBS Certificates

On November 18, 2005, a subsidiary of ours sold in a private transaction $405.0 million of the Initial CMBS Certificates. The Initial CMBS Certificates consisted of five classes. The principal balance and pass through interest rate for each class is indicated in the table below:

Subclass	Initial Subclass Principal Balance	Pass through Interest Rate
	(in thousands)
2005-1A	$238,580	5.369%
2005-1B	48,320	5.565%
2005-1C	48,320	5.731%
2005-1D	48,320	6.219%
2005-1E	21,460	6.706%

	$405,000	5.608%

The weighted average monthly fixed coupon interest rate of the Initial CMBS Certificates is 5.6%, and the effective weighted average fixed interest rate to SBA Properties, Inc. is 4.8% after giving effect to a settlement gain of two interest rate swap agreements entered in contemplation of the transaction. The Initial CMBS Certificates have an expected life of five years with a final repayment date in 2035. The proceeds of the Initial CMBS Certificates were primarily used to purchase the prior senior credit facility of SBA Senior Finance and to fund reserves and pay expenses associated with the offering.

On November 6, 2006, a subsidiary of ours sold in a private transaction $1.15 billion of Additional CMBS Certificates. The Additional CMBS Certificates consist of nine classes. The principal balance and pass through interest rate for each class is indicated in the table below:

Subclass	Initial Subclass Principal Balance	Pass through Interest Rate
	(in thousands)
2006-1A	$439,420	5.314%
2006-1B	106,680	5.451%
2006-1C	106,680	5.559%
2006-1D	106,680	5.852%
2006-1E	36,540	6.174%
2006-1F	81,000	6.709%
2006-1G	121,000	6.904%
2006-1H	81,000	7.389%
2006-1J	71,000	7.825%

Total	$1,150,000	5.993%

The contractual weighted average monthly fixed interest rate of the Additional CMBS Certificates is 6.0%, and the effective weighted average fixed interest rate is 6.3% after giving effect to the settlement of the nine interest rate swap agreements entered in contemplation of the transaction. The Additional CMBS Certificates have an expected life of five years with a final repayment date in 2036. The proceeds of the Additional CMBS Certificates were primarily used to repay the bridge loan and fund required reserves and expenses associated with the Additional CMBS Transaction.

The assets of the Trust, which issued both the Initial CMBS Certificates and the Additional CMBS Certificates, consists of non-recourse mortgage loan initially made in favor of SBA Properties, Inc. (the “Initial Borrower”). In connection with the issuance of the Additional CMBS Certificates, each of SBA Sites, Inc., SBA Structures, Inc., SBA Towers, Inc., SBA Towers Puerto Rico, Inc. and SBA Towers USVI, Inc. (the “Additional Borrowers” and collectively with the Initial Borrower, the “Borrowers”) were added as additional borrowers under the mortgage loan and the principal amount of the mortgage loan was increased by $1.15 billion to an aggregate of $1.55 billion. The Borrowers are jointly and severally liable under the mortgage loan. The mortgage loan is to be paid from the operating cash flows from the aggregate 4,975 towers owned by the Borrowers. Subject to certain limited exceptions described below, no payments of principal will be required to be made prior to the monthly payment date in November 2010, which is the anticipated repayment date for the components of the Mortgage Loan corresponding to the Initial CMBS Certificates, and no payments of principal will be required to be made in the components of the Mortgage Loan corresponding to the Additional CMBS Certificates prior to the monthly payment date in November 2011. However, if the debt service coverage ratio, defined as the Net Cash Flow (as defined in the Mortgage Loan agreement) divided by the amount of interest on the Mortgage Loan, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the Mortgage Loan. Otherwise, on a monthly basis, the excess cash flow of the Borrowers held by the Trustee after payment of principal, interest, reserves and expenses is distributed to the Borrowers.

The Borrowers may not prepay the Mortgage Loan in whole or in part at any time prior to November 2010 for the components of the Mortgage Loan corresponding to the Initial CMBS Certificates and November 2011 for the components of the Mortgage Loan corresponding to the Additional CMBS Certificates, except in limited circumstances (such as the occurrence of certain casualty and condemnation events relating to the Borrowers’ tower sites). Thereafter, prepayment is permitted provided it is accompanied by any applicable prepayment consideration. If the prepayment occurs within nine months of the final maturity date, no prepayment consideration is due. The entire unpaid principal balance of the Mortgage Loan components corresponding to the Initial CMBS Certificates will be due in November 2035 and these corresponding to the Additional CMBS Certificates will be due in November 2036. The Mortgage Loan may be defeased in whole at any time.

The Mortgage Loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the tower sites and their operating cash flows, (2) a security interest in substantially all of the Borrowers’ personal property and fixtures and (3) the Borrowers’ rights under the management agreement they entered into with SBA Network Management, Inc. (“SBA Network Management”) relating to the management of the Borrowers’ tower sites by SBA Network Management pursuant to which SBA Network Management arranges for the payment of all operating expenses and the funding of all capital expenditures out of amounts on deposit in one or more operating accounts maintained on the Borrowers’ behalf. For each calendar month, SBA Network Management is entitled to receive a management fee equal to 7.5% of the Borrowers’ operating revenues for the immediately preceding calendar month. This management fee was reduced from 10% in connection with the issuance of the Additional CMBS Certificates.

Bridge Loan

Our $1.1 billion bridge loan matured on September 12, 2006 and was extended to January 27, 2007, at our option. Loans outstanding under the bridge loan are Eurodollar loans, unless converted to alternate base rate loans as provided in the bridge loan credit agreement. Eurodollar loans accrue interest at a rate per annum equal to the Eurodollar rate plus a margin of 2.00% calculated on the basis of a 360-day year. Upon extension of the bridge loan, the interest rate margin increased to 2.75%. Amounts borrowed under the bridge loan are secured by a first lien on substantially all of Senior Finance’s assets and are guaranteed by us and certain of our subsidiaries, which guarantee is secured by a first lien on substantially all of our and such subsidiaries’ non-real estate assets. Upon closing of the Additional CMBS Transaction, we used the proceeds to repay the $1.1 billion bridge loan and fund reserves and expenses associated with the Additional CMBS Certificates. We repaid the bridge loan without any premium or penalty. We may use the remainder of the net proceeds at our discretion.

Revolving Credit Facility

Although we currently have in place a $160.0 million revolving credit facility, we were not able to use the facility until we had fully refinanced the bridge loan. In connection with the closing of the bridge loan, we entered into an Omnibus Agreement with the revolving credit facility lenders and the bridge loan lenders in which we agreed not to request, and the revolving credit facility lenders agreed not to make any loans or issue any letters of credit under the revolving credit facility until the bridge loan was paid in full. The revolving credit facility lenders also agreed that all liens, with certain exceptions, whether now existing or hereafter arising, in favor of the revolving credit facility lenders securing the obligations under the revolving credit facility would be junior in priority to all liens in favor of the bridge loan lenders securing the obligations under the bridge loan. Furthermore, the Omnibus Agreement provided that all representations, warranties and covenants, with certain exceptions, under the revolving credit facility were suspended and of no force and effect until such time as the bridge loan was repaid. Upon repayment of the bridge loan on November 6, 2006, the Omnibus Agreement was terminated and we are able to utilize the facility subject to the availability limitations in the facility.

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

We adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and nine months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R.

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

Other Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires the use of both the “iron curtain” and “rollover” approach in quantifying the materiality of misstatements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Early adoption of SAB 108 is permitted. We elected to adopt SAB 108 effective September 30, 2006. Upon initial application of SAB 108, we evaluated the uncorrected financial statement misstatements that were previously considered immaterial under the “rollover” method using the dual methodology required by SAB 108. As a result of this dual methodology approach of SAB 108, we corrected the cumulative error in our accounting for equity-based compensation for periods prior to January 1, 2006 (discussed more fully above under “Recent Developments”) in accordance with the transitional guidance in SAB 108.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating what impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We will adopt SFAS 158 in the fourth quarter of 2006 on a prospective basis. We currently measure the funded status of its plan as of the date of its year-end statement of financial position.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on our results of operations or financial position.

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

Between February 22 and June 2, 2006, a subsidiary of ours entered into nine forward-starting interest rate swap agreements with an aggregate notional amount of $1.0 billion, to hedge the variability of future interest rates of the issuance of the Additional CMBS Certificates. Under the swap agreements, the subsidiary has agreed to pay a fixed interest rate ranging from 5.024% to 5.470% beginning on or before February 28, 2007 through February 28, 2012 with respect to the remaining notional amount of the swap agreements in exchange for receiving floating payments based on the three-month LIBOR on the same $1.0 billion notional amounts for the same five year period. We settled the swaps on October 30, 2006, resulting in a cash payment by us of $14.5 million. These settlement payments will be deferred and amortized over the expected life of the Additional CMBS Certificates.

The following table presents the future principal payment obligations and interest rates associated with our debt instruments assuming our actual level of indebtedness as of September 30, 2006:

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(in Thousands)
Debt:
Fixed rate Initial CMBS Certificates (5.6% at September 30, 2006)(1)(2)	$—	$—	$—	$—	$405,000	$—	$405,000	$407,476
Bridge Financing (3)	$—	$1,100,000	$—	$—	$—	$—	$1,100,000	$1,100,000

(1)	The anticipated repayment date for the Initial CMBS Certificates is November 2010.

(2)	$1.15 billion of Additional CMBS Certificates were issued on November 6, 2006. The anticipated date for the Additional CMBS Certificates is November 2011.

(3)	Bridge financing final maturity date is January 2007, and was repaid in full on November 6, 2006.

Our current primary market risk exposure relates to (1) our ability to refinance the CMBS Certificates at their expected repayment dates or at maturity at market rates, and (2) the impact of interest rate movements and our ability to meet financial covenants. We manage the interest rate risk on our outstanding debt through our use of fixed and variable rate debt and interest rate hedging arrangements. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

Special Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our belief that we will experience continued long-term growth of our site leasing revenues and site leasing segment operating profit due to increasing minutes of use, network coverage requirements and as a result of the AAT Acquisition;

•	our expectation of growing our cash flows by adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications;

•	our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund operations and meet our obligations as they become due;

•	our expectations regarding the amount of future expenditures required to maintain our towers;

•	our expectations regarding our new build program and our intent to build approximately 15 new towers in the fourth quarter of 2006;

•	our expectations regarding AAT Acquisition related expenses;

•	our estimates regarding our annual debt service in 2006 and thereafter;

•	our belief that our review of our stock option grant practices is substantially complete;

•	our belief that the aggregate amount of unrecorded non-cash equity-based compensation charges necessary to correct for prior errors is $8.4 million, that such amount is immaterial to our historical financial statements and our expectation that we will not need to restate our historical financial statements;

•	our expectation that any potential tax implications relating to the stock option grants will not have a material impact on our financial position; and

•	our estimates regarding certain accounting and tax matters, including the adoption of certain accounting pronouncements and the availability of sufficient net operating losses to offset taxable income.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to successfully integrate AAT’s operations with our operations and realize the anticipated synergies from the AAT Acquisition in the expected time-frame;

•	our ability to sufficiently increase our revenues and maintain or decrease expenses and cash capital expenditures to permit us to fund operations and meet our obligations as they become due;

•	the ability of our clients to access sufficient capital or their willingness to expend capital to fund network expansion or enhancements;

•	our ability to continue to comply with covenants and the terms of our revolving credit facility and our mortgage loan which supports our CMBS Certificates and to access sufficient capital to fund our operations;

•	our ability to secure as many site leasing tenants as planned, including our ability to retain current lessees on towers and deal with the impact, if any, of recent consolidation among wireless service providers;

•	our ability to secure and deliver anticipated services business at contemplated margins;

•	our ability to successfully implement our strategy of having at least one tenant on each new build upon completion;

•	our ability to successfully and timely address zoning, permitting and other issues that arise in connection with the building of new towers;

•	our ability to realize economies of scale from our tower portfolio;

•	the business climate for the wireless communications industry in general and the wireless communications infrastructure providers in particular;

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry;

•	that additional information may come to light that would suggest that we may not have accurately estimated the amount of non-cash compensation charges;

•	that we may be required to restate certain of our historical financial statements;

•	that the tax impact of the change in measurement dates or the additional charges could have a material impact on our financial position; and

•	our ability to successfully estimate certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements and the availability of sufficient net operating losses to offset taxable income.

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

Adjusted EBITDA

We define Adjusted EBITDA as loss from continuing operations plus net interest expenses, provision for taxes, franchise taxes, depreciation, accretion and amortization, asset impairment and other charges, non-cash compensation, and other expenses and excluding non-cash leasing revenue, non-cash ground lease expense and other income. We have included this non-GAAP financial measure because we believe this item is an indicator of the performance of our core operations and reflects the changes in our operating results. In addition, Adjusted EBITDA is a component of the calculation used by our lenders to determine compliance with some of our debt instruments, particularly our senior credit facility. Adjusted EBITDA is not intended to be an alternative measure of operating income as determined in accordance with GAAP.

The Non-GAAP measurement of Adjusted EBITDA has certain material limitations, including:

•	it does not include interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate profits and cash flows. Therefore any measure that excludes interest expense has material limitations,

•	it does not include depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate profits. Therefore any measure that excludes depreciation and amortization expense has material limitations,

•	it does not include provision for taxes. Because the payment of taxes is a necessary element of our costs, particularly in the future, any measure that excludes tax expense has material limitations,

•	it does not include non-cash expenses such as asset impairment and other charges, non-cash compensation, other expenses, non-cash leasing revenue and non-cash ground lease expense. Because these non-cash items are a necessary element of our costs and our ability to generate profits, any measure that excludes these non-cash items has material limitations, and

•	it does not include costs related to transition, integration, severance and bonuses associated with the AAT Acquisition. Because these costs are indicative of actual company expenses, any measure that excludes these costs has material limitations.

We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of our profitability and operating results.

The reconciliation of Adjusted EBITDA is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Loss from continuing operations	$(24,341)	$(14,447)	$(109,183)	$(62,366)
Interest income	(1,038)	(244)	(2,846)	(988)
Interest expense	31,579	16,959	71,371	53,478
Provision for taxes (1)	360	354	1,230	931
Depreciation, accretion, and amortization	39,015	21,673	93,195	64,960
Asset impairment and other (credits) charges	(357)	15	(357)	288
Non-cash compensation	1,646	108	4,224	323
Loss from write-off of deferred financing fees and extinguishment of debt	34	—	53,872	9,730
Non-cash leasing revenue	(2,056)	(524)	(4,199)	(1,139)
Non-cash ground lease expense	2,178	956	5,450	3,666
Other income	(112)	(19)	(324)	(475)
AAT integration costs	549	—	1,855	—

Adjusted EBITDA	$47,457	$24,831	$114,288	$68,408

(1)	For the three and nine months ended September 30, 2006 $166 and $666 respectively, of franchise taxes are included here which are contained in selling, general and administrative expenses.

Segment Operating Profit

Each respective Segment Operating Profit is defined as segment revenues less segment cost of revenues (excluding depreciation, accretion and amortization). Total Segment Operating Profit is the total of the operating profits of the two segments. Segment Operating Profit is, in our opinion, an indicator of the operating performance of our site leasing and site development segments and is used to provide management with the ability to monitor the operating results and margin of each segment, while excluding the impact of depreciation and amortization which is largely fixed. Segment Operating Profit is not intended to be an alternative measure of revenue or gross profit as determined in accordance with GAAP.

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

	Site leasing segment
	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Segment revenue	$74,412	$41,104	$181,755	$118,380
Segment cost of revenues (excluding depreciation, accretion and amortization)	(20,882)	(11,694)	(50,380)	(35,431)

Segment Operating Profit	$53,530	$29,410	$131,375	$82,949

	Site development consulting segment
	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Segment revenue	$4,784	$3,577	$12,250	$10,422
Segment cost of revenues (excluding depreciation, accretion and amortization)	(3,849)	(3,036)	(10,406)	(9,145)

Segment Operating Profit	$935	$541	$1,844	$1,277

	Site development construction segment
	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Segment revenue	$18,976	$21,340	$60,347	$58,770
Segment cost of revenues (excluding depreciation, accretion and amortization)	(17,423)	(20,275)	(55,807)	(56,402)

Segment Operating Profit	$1,553	$1,065	$4,540	$2,368

ITEM 4.	CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2006. Based on such evaluation, such officers have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

(a) Exhibits

5.1	Opinion of Akerman Senterfitt regarding validity of common stock.

10.57	Employment Agreement, dated September 18, 2006, between SBA Communications Corporation and Kurt L. Bagwell.

10.58	Employment Agreement, dated September 18, 2006, between SBA Communications Corporation and Thomas P. Hunt.

10.59	Employment Agreement, dated September 18, 2006, between SBA Communications Corporation and Anthony J. Macaione.

31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

November 9, 2006	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

November 9, 2006	/s/ Anthony J. Macaione
Anthony J. Macaione
Chief Financial Officer
(Principal Financial Officer)