Form 10-K
period 2006-12-31
SBA COMMUNICATIONS CORP
filed 2007-03-01
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-30110

SBA COMMUNICATIONS CORPORATION

(Exact name of Registrant as specified in its charter)

Florida	65-0716501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5900 Broken Sound Parkway NW Boca Raton, Florida	33487
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 995-7670

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-Accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.9 billion as of June 30, 2006.

The number of shares outstanding of the Registrant’s common stock (as of February 26, 2007): Class A common stock — 105,894,292 shares

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2007 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2006, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

ITEM1.	BUSINESS

General

We are a leading independent owner and operator of wireless communications towers in 47 of the 48 contiguous United States, Puerto Rico, and the U.S. Virgin Islands. Our principal business line is our site leasing business, which contributes over 90% of our segment operating profit. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, built or constructed based on our own initiative or acquired. As of December 31, 2006, we owned 5,551 towers. We also manage or lease over 5,700 actual or potential communications sites, of which 785 are revenue producing. Our second business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

On April 27, 2006, we completed the acquisition of all of the outstanding shares of common stock of AAT Communications Corp. (“AAT”) from AAT Holdings, LLC II, which we refer to as the AAT Acquisition. The total consideration paid was (i) $634.0 million in cash and (ii) 17,059,336 newly issued shares of our Class A common stock. Simultaneously with the closing of the AAT Acquisition, we repurchased 100% of the aggregate outstanding amount of our 9 3/4% senior discount notes and 100% of the aggregate outstanding amount of our 8 1/2% senior notes pursuant to tender offers and consent solicitations for an aggregate of $438.2 million, including accrued interest on the 8 1/2% senior notes and the accreted amount applicable to the 9 3/4% senior discount notes. We funded these repurchases, including the associated premiums and fees, and the cash consideration paid in the AAT Acquisition with a $1.1 billion bridge loan. On November 6, 2006, we issued $1.15 billion of Commercial Mortgage Pass Through Certificates, Series 2006-1 (the “Additional CMBS Certificates”), and used a substantial portion of the proceeds to repay the bridge loan in full.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. We lease antenna space on the towers we have constructed, the towers we have acquired, the towers we lease, sublease and/or manage for third parties and on other communications sites that we manage. Our site leasing revenue comes from a variety of wireless service provider tenants, including Alltel, Cingular (now AT&T), Sprint Nextel, T-Mobile and Verizon Wireless. We believe our current tower portfolio positions us to take advantage of wireless service providers’ antenna and equipment deployment.

As of December 31, 2006, we owned 5,551 towers, up from 3,304 as of December 31, 2005. We are currently pursuing new build and tower acquisition programs within the parameters of our desired long-term leverage ratios. Pursuant to these new initiatives, we built 60 towers and acquired 2,189 towers during 2006, including the 1,850 towers acquired through the AAT Acquisition.

In our new build program we construct towers either under build-to-suit arrangements or in locations chosen by us. In either case, after building a tower, we retain ownership of the tower and the exclusive right to co-locate additional tenants on the tower. Under build-to-suit arrangements, we build towers for wireless service providers at locations that they have identified. When we construct towers in locations chosen by us, we utilize our knowledge of our customer’s network requirements to identify locations where, we believe, multiple wireless service providers need, or will need, to locate antennas to meet capacity or service demands. We seek to identify attractive locations for new towers and complete pre-construction procedures necessary to secure the site concurrently with our leasing efforts. Our intent is that substantially all of our new builds will have at least one signed tenant lease on the day that it is completed and we expect that some will have multiple tenants. We intend to build 80 to 100 new towers during 2007.

In our tower acquisition program, we intend to pursue towers that meet or exceed our internal guidelines regarding current and future potential returns within our desired leverage ratios. For each acquisition, we prepare various analyses that include projections of a five-year unlevered internal rate of return, review of available capacity for future lease up projections and a summary of the current and future tenant/technology mix.

The table below provides information regarding the development and status of our tower portfolio over the past five years.

	For the year ended December 31,
	2006	2005	2004	2003	2002
Towers owned at beginning of period	3,304	3,066	3,093	3,877	3,734
Towers acquired in AAT Acquisition	1,850	—	—	—	—
Other towers acquired	339	208	5	—	53
Towers constructed	60	36	10	13	141
Towers reclassified/disposed of (1)	(2)	(6)	(42)	(797)	(51)

Towers owned at end of period	5,551	3,304	3,066	3,093	3,877

Towers held for sale at end of period	—	—	6	47	837
Towers in continuing operations at end of period	5,551	3,304	3,060	3,046	3,040

Towers owned at end of period	5,551	3,304	3,066	3,093	3,877

(1)	Reclassifications reflect the combination for reporting purposes of multiple acquired tower structures on a single parcel of real estate, which we market and customers view as a single location, into a single owned tower site. Dispositions reflect the decommissioning, sale, conveyance or other legal transfer of owned tower sites.

As of December 31, 2006, we had 13,602 tenants on these 5,551 towers, or an average of 2.5 tenants per tower. Our lease contracts typically have terms of five years or more with multiple term tenant renewal options and provide for annual rent escalators.

Our site leasing business generates substantially all of our segment operating profit. As indicated in the chart below, our site leasing business generates 73% of our total revenue and represents 95% of our segment operating profit.

	For the year ended December 31,
	2006	2005	2004
	(in thousands except for percentages)
Site leasing revenue	$256,170	$161,277	$144,004
Site leasing segment operating profit (1)	$185,507	$114,018	$96,721
Percentage of total revenue	73.0%	62.0%	62.2%
Site leasing operating profit percentage contribution of total segment operating profit (1)	95.4%	95.0%	94.1%

(1)	Site leasing segment operating profit and total segment operating profit are non-GAAP financial measures. We reconcile this measure and provide other Regulation G disclosures later in this annual report in the section titled Non-GAAP Financial Measures.

Site Development Services

Our site development business is complementary to our site leasing business, and provides us the ability to (1) keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and (2) capture ancillary revenues that are generated by our site leasing activities, such as antenna installation and equipment installation at our tower locations. Our site development business consists of two segments, site development consulting and site development construction, through which we provide wireless service providers a full range of end-to-end services. We principally perform services for third parties in our core, historical areas of wireless expertise, specifically site acquisition, zoning, technical services and construction.

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

For financial information about our operating segments, please see Note 22 to our Consolidated Financial Statements included in this Form 10-K.

Business Strategy

Our primary strategy is to capture the maximum benefits from our position as a leading owner and operator of wireless communications towers. Key elements of our strategy include:

Focusing on Site Leasing Business with Stable, Recurring Revenues. We intend to continue to focus on expanding our site leasing business due to its attractive characteristics such as long-term contracts, built-in rent escalators, high operating margins and low customer churn. The long-term nature of the revenue stream of our site leasing business makes it less volatile than our site development business, which is more reactive to changes in industry conditions. By focusing on our site leasing business, we believe that we can maintain a stable, recurring cash flow stream and reduce our exposure to cyclical changes in customer spending.

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

Disciplined Growth of Tower Portfolio. We intend to use our available equity free cash flow and available liquidity, including borrowings, to build and/or acquire new towers at prices that we believe will be accretive to our shareholders both short and long-term and which allow us to maintain our long-term target leverage ratios. Furthermore, we believe that our tower operations are highly scaleable. Consequently, we believe that we are able to materially increase our tower portfolio without proportionately increasing selling, general and administrative expenses.

Controlling Expense Base. We have and intend to continue to purchase and/or enter into long-term leases for the land that underlies our towers, to the extent available at commercially reasonable prices. We believe that these purchases and/or long-term leases will increase our margins, improve our cash flow from operations, and minimize our exposure to increases in ground lease rents in the future.

Using our Local Presence to Build Strong Relationships with Major Wireless Service Providers. Given the nature of towers as location specific communications facilities, we believe that substantially all of what we do is done best locally. Consequently, we have a broad field organization that allows us to develop and capitalize on our experience, expertise and relationships in each of our local markets which in turn enhances our customer relationships. Due to our presence in local markets, we believe we are well positioned to capture additional site leasing business and new tower build opportunities in our markets and identify and participate in site development projects across our markets.

Capitalizing on our Management Experience. Our management team has extensive experience in site leasing and site development services. Management believes that its industry expertise and strong relationships with wireless service providers will allow us to expand our position as a leading provider of site leasing and site development services.

Industry Developments

We believe that growing wireless traffic, the successful recent spectrum auctions and technology developments will require wireless service providers to alter their network structure, increase their network capacity and consequently the number and types of antennae sites that they use. First, consumers continue to push minutes of use higher, whether through wireline to wireless migration, increasing use of broadband services, new data products or simply talking more than they used to. Consumers are demanding quality wireless networks, and have cited network coverage and quality as two of the greatest contributors to their dissatisfaction when terminating or changing service. To decrease subscriber churn rate and drive revenue growth, wireless carriers have made steady capital expenditures on wireless networks to improve service quality and expand coverage. Second, we expect that the roll-out of 3G wireless services, announced plans by a major wireless services provider to deploy a new 4G network, and additional investment by other carriers in their existing networks will require our customers to add a large number of additional cell sites and amend their installations at current cell sites. We expect that the recent FCC advanced wireless service spectrum auction 66 for advanced broadband services will further drive the robust demand for tower space. Much of the spectrum was successfully won by the established nationwide carriers such as T-Mobile, Sprint Nextel, as well as Cingular (now AT&T) and Verizon. With respect to T-Mobile, the auction gives them an opportunity to build new cell sites around the country where they do not have a network, in addition to overlaying a 3G network on top of their existing platform, and this will benefit the wireless tower companies. Finally, the third area of growth in the U.S. market comes from new market launches for emerging carriers to get into traditional wireless or technologies like WiMAX. For example, Leap Wireless and Metro PCS acquired spectrum in auction 66 in new coverage areas that will require brand new networks. Clearwire received a billion dollars of investment capital for purposes of building out a nationwide network and is seeking additional capital through an initial public offering. Based on these factors, we believe that the US wireless industry is growing, well-capitalized, highly competitive and focused on quality and advanced services. Therefore, we expect that we will see a multi-year horizon of strong additional cell site demand from our customers, which we believe will translate into strong leasing revenue growth for SBA.

Company Services

We provide our services on a local basis, through regional offices, territory offices and project offices, some of which are opened and closed on a project-by-project basis. Operationally, we are divided into three regions, each run by a vice president. Each region is divided into geographic territories run by local managers. Within each manager’s geographic area of responsibility, he or she is responsible for all site development operations, including hiring employees and opening or closing project offices, and a substantial portion of the sales in such area.

Our executive, corporate development, accounting, finance, human resources, legal and regulatory, information technology and site administration personnel, and our network operations center are located in our headquarters in Boca Raton, Florida. Certain sales, new tower build support and tower maintenance personnel are also located in our Boca Raton office.

Customers

Since commencing operations, we have performed site leasing and site development services for all of the large wireless service providers. The majority of our contracts have been for Personal Communications Systems, or PCS, enhanced specialized mobile radio, or ESMR, and cellular providers of wireless telephony services. We also serve wireless data and Internet, paging, PCS narrowband, specialized mobile radio, multi-channel multi-point distribution service, and multi-point distribution service, wireless providers. In both our site development and site leasing businesses, we work with large national providers and smaller local, regional or private operators. We depend on a relatively small number of customers for our site leasing and site development revenues. The following customers represented at least 10% of our total revenues during at least one of the last three years:

	Percentage of Total Revenues For the year ended December 31,
	2006	2005	2004
Sprint Nextel	27.6%	30.9%	31.0%
Cingular (now AT&T)	21.4%	25.5%	22.7%

During the past two years, we provided services for a number of customers, including:

Alltel	Metro PCS
Bechtel Corporation	Motorola
Cellular South	Movistar
Centennial	Nortel
Cingular (now AT&T)	NYSEG
Clearwire	Nokia
Dobson Cellular Systems	RCC
Fibertower	Siemens
General Dynamics	Southern LINC
iPCS	Sprint Nextel
Leap Wireless	T-Mobile
Lucent	USA Mobility
M/A-COM	U.S. Cellular
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

Competition

We compete with:

•	other large independent tower companies;

•	smaller local independent tower operators; and

•	wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers.

There has been significant consolidation among the large independent tower companies in the past three years. Specifically, American Tower Corporation completed its merger with SpectraSite, Inc. in 2005, we completed our acquisition of AAT in 2006 and Crown Castle International completed its merger with Global Signal, Inc. in 2007. As a result of these consolidations, American Tower and Crown Castle are substantially larger and have greater financial resources than us which provides them advantages with respect to leasing terms with wireless services providers or ability to acquire available towers. Wireless service providers that own and operate their own tower networks are also generally substantially larger and have greater financial resources than we do. We believe that tower location and capacity, quality of service, density within a geographic market and, to a lesser extent, price have been and will continue to be the most significant competitive factors affecting the site leasing business.

Our primary competitors for our site leasing activities and building and/or acquiring new tower assets are the large independent tower companies, American Tower Corporation and Crown Castle International Corp., and a large number of smaller independent tower owners. In addition, we compete with wireless service providers who currently market excess space on their owned towers to other wireless service providers.

The site development business is extremely competitive and price sensitive. We believe that the majority of our competitors in the site development business operate within local market areas exclusively, while some firms appear to offer their services nationally, including Alcoa Fujikura Ltd., Bechtel Corporation, Black & Veach Corporation, General Dynamics Corporation, and Wireless Facilities, Inc. The market includes participants from a variety of market segments offering individual, or combinations of, competing services. The field of competitors includes site development consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors, which provide end-to-end site development services through multiple subcontractors, and wireless service providers’ internal staff. We believe that providers base their decisions for site development services on a number of criteria, including a company’s experience, track record, local reputation, price and time for completion of a project. We believe that our experience base and our established relationships with wireless service providers have allowed us to favorably compete for higher margin site development contracts, which has resulted in increasing margins in this segment during 2006 as compared to prior years.

Employees

As of December 31, 2006, we had 615 employees, none of whom are represented by a collective bargaining agreement. We consider our employee relations to be good.

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

These standards mandate that the FCC and the FAA consider the height of the proposed tower or structure, the relationship of the tower or structure to existing natural or man-made obstructions and the proximity of the tower or structure to runways and airports. Proposals to construct or to modify existing towers or structures above certain heights must be reviewed by the FAA to ensure the structure will not present a hazard to air navigation. The FAA may condition its issuance of a no-hazard determination upon compliance with specified lighting and/or painting requirements. Antenna towers that meet certain height and location criteria must also be registered with the FCC. A tower or structure that requires FAA clearance will not be registered by the FCC until it is cleared by the FAA. Upon registration, the FCC may also require special lighting and/or painting. Owners of wireless communications antenna towers and structures may have an obligation to maintain painting and lighting or other marking in conformance with FAA and FCC standards. Antenna tower and structure owners and licensees that operate on those towers or structures also bear the responsibility of monitoring any lighting systems and notifying the FAA of any lighting outage or malfunction. In addition, any applicant for an FCC antenna tower or structure registration must certify that, consistent with the Anti-Drug Abuse Act of 1988, neither the applicant nor its principals are subject to a denial of Federal benefits because of a conviction for the possession or distribution of a controlled substance. We generally indemnify our customers against any failure to comply with applicable regulatory standards relating to the construction, modification, or placement of antenna towers or structures. Failure to comply with the applicable requirements may lead to civil penalties.

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

Backlog

Backlog related to our site leasing business consists of lease agreements and amendments, which have been signed, but have not yet commenced. As of December 31, 2006, we had 179 new leases which had been executed with customers but which had not begun generating revenue. These leases contractually provided for approximately $3.7 million of annual revenue. By comparison, at December 31, 2005 we had 122 new leases which had been executed with customers but which had not begun generating revenue. These leases contractually provided for approximately $2.6 million of annual revenue.

Our backlog for site development services was approximately $37.4 million of contractually committed revenue as of December 31, 2006 as compared to approximately $47.5 million as of December 31, 2005. The decrease in 2006 is attributable to a 2003 contract signed with Sprint for site development work that is expected to be completed by early 2008. This contract represented approximately $11.7 million in backlog as of December 31, 2006 and approximately $25.8 million in backlog as of December 31, 2005.

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

As of December 31, 2006, Cingular and the former AT&T Wireless both had leases on an aggregate of 290 of the 5,551 towers that we owned on such date. The annualized contractual revenue generated by these leases at December 31, 2006 was approximately $14.9 million. Consequently, if Cingular were not to renew duplicate leases, we could lose 50% or more of such revenue. As of December 31, 2006, the average remaining contractual life of such duplicate leases was approximately 2.9 years. Our risk of revenue loss from the integration of Cingular and AT&T Wireless is not limited to leases on the same tower. We expect Cingular (now AT&T) to terminate or not renew some leases on our towers where they have other antenna sites in close proximity. During the second half of 2006, we began experiencing some decommissioning of antennae sites and non-renewal of leases from the Cingular and AT&T Wireless acquisition. Cingular terminated lease agreements during 2006 with total annualized revenue of $1.5 million. In addition, we have received termination or non-renewal notices for leases expiring in the twenty-four months after December 31, 2006 with total annualized revenue of $4.4 million. In addition, we have received notifications from Cingular that it expects to non-renew other leases with lease terms expiring in three or more years and we may receive additional notifications in the future. Such terminations or non-renewals could have a material adverse impact on our growth rate.

As of December 31, 2006, Sprint Nextel and affiliated entities had multiple leases on 555 of the 5,551 towers that we owned on such date. The annualized contractual revenue generated by these leases at December 31, 2006 was approximately $27.1 million. During the second half of 2006, Sprint Nextel extended by seven years the term of each duplicate lease. Consequently, as of December 31, 2006, the average remaining contractual life of such duplicate leases was approximately 9.6 years. However, our risk of revenue loss from the integration of Sprint and Nextel is not limited to leases on the same tower. Sprint Nextel could terminate or not renew some leases on our towers where they have other antenna sites in close proximity. Furthermore at the end of such lease extensions, Sprint Nextel may terminate the duplicate leases. Such terminations or non-renewals could have a material adverse impact on our growth rate.

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

The following is a list of significant customers and the percentage of our total revenues for the specified time periods derived from these customers:

	Percentage of Total Leasing Revenues for the year ended December 31,
	2006	2005	2004
Sprint Nextel	27.6%	30.9%	31.0%
Cingular (now AT&T)	21.4%	25.5%	22.7%

We also have client concentrations with respect to revenues in each of our financial reporting segments:

	Percentage of Site Leasing Revenue for the year ended December 31,

	2006	2005	2004
Cingular (now AT&T)	26.7%	28.0%	27.5%
Sprint Nextel	26.2%	30.7%	29.4%
Verizon	9.7%	10.1%	9.5%

	Percentage of Site Development Consulting Revenue for the year ended December 31,
	2006	2005	2004
Sprint Nextel	38.0%	1.9%	2.6%
Verizon Wireless	26.6%	32.4%	26.1%
Bechtel Corporation*	10.0%	23.3%	24.7%
Cingular (now AT&T)	6.8%	28.3%	26.7%

	Percentage of Site Development Construction Revenue for the year ended December 31,
	2006	2005	2004
Sprint Nextel	30.0%	36.0%	39.7%
Bechtel Corporation*	17.4%	11.6%	14.5%
Cingular (now AT&T)	6.9%	20.3%	12.5%

*	Substantially all of the work performed for Bechtel Corporation was for its client Cingular (now AT&T).

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

We may not be able to service our substantial indebtedness.

As indicated below, we have and will continue to have a significant amount of indebtedness relative to our equity.

	As of December 31,
	2006	2005
	(in thousands)
Total indebtedness	$1,555,000	$784,392
Shareholders’ equity	$385,921	$81,431

As of December 31, 2006, we had approximately $1.6 billion in indebtedness, all of which is secured in the CMBS market. In addition, we have the ability to borrow additional amounts under our senior revolving credit facility and may incur additional indebtedness through other debt instruments. Our ability to service our current and future debt obligations will depend on our future operating performance. In order to manage our substantial amount of indebtedness, we may from time to time sell assets, issue equity, restructure or refinance some or all of our debt (all of which we have done at various times in the last four years). We may not be able to effectuate any of these alternative strategies on satisfactory terms in the future, if at all. The implementation of any of these alternative strategies may dilute our current shareholders or subject us to additional costs or restrictions on our ability to manage our business and as a result could have a material adverse effect on our financial condition and growth strategy.

We may not have sufficient liquidity or cash flow from operations to repay the CMBS Certificates. The amounts borrowed under the mortgage loan in connection with the Initial CMBS Certificates have an anticipated repayment date of November 2010 and a final repayment date of November 2035 while the amounts borrowed under the mortgage loan in connection with the Additional CMBS Certificates have an anticipated repayment date of November 2011 and a final repayment date of November 2036. However, if we do not repay the full amount of each mortgage loan component before its respective anticipated repayment date, the interest rate payable on such mortgage loan outstanding will significantly increase in accordance with the formula set forth in the mortgage loan. We may not be able to service these higher interests costs if we cannot refinance the amounts outstanding under the mortgage loan before their anticipated repayment dates. Furthermore, if we cannot refinance these amounts prior to the final repayment date, we may be required to sell a portion or all of our interests in the 4,975 tower sites that, among other things, secure along with their operating cash flows the mortgage loan. Although, the mortgage loan is a limited recourse obligation of SBA Properties, Inc., SBA Sites, Inc., SBA Structures, Inc., SBA Towers, Inc., SBA Towers Puerto Rico, Inc. and SBA Towers USVI, Inc. (collectively, the “Borrowers”) and no holder of the mortgage loan will have recourse to SBA Communications, our operations would be adversely affected if the Borrowers are unable to repay the components of the mortgage loan. We cannot assure you that our assets would be sufficient to repay this indebtedness in full.

We and our subsidiaries may incur significant additional indebtedness in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt.

Our substantial indebtedness may negatively impact our ability to implement our business plan.

Our substantial indebtedness may negatively impact our ability to implement our business plan. For example, it could:

•	limit our ability to fund future working capital, capital expenditures and development costs;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	increase our vulnerability to general economic and industry conditions;

•	subject us to interest rate risk in connection with any potential future refinancing of our CMBS Certificates;

•	place us at a competitive disadvantage to our competitors that are less leveraged;

•	require us to sell debt or equity securities or sell some of our core assets, possibly on unfavorable terms in order to meet payment obligations; and

•	limit our ability to borrow additional funds.

Risks associated with our plans to increase our tower portfolio could negatively impact our results of operations or our financial condition.

We currently intend to increase our tower portfolio through new builds and acquisitions. We intend to review all available acquisition opportunities and some of these acquisitions could have the effect of materially increasing our tower portfolio. While we intend to fund a portion of the cash required to implement this plan from our cash flow from operating activities, we may finance some or all of the costs associated with these new builds and acquisitions. Furthermore, if we were to consummate any significant acquisition, we would be required to finance these acquisitions through additional indebtedness, which would increase our indebtedness and interest expense and could increase our leverage ratio, and/or issuances of equity, which could be dilutive to our shareholders. If we were unable to recognize the expected returns from these new towers, or if we did not recognize the expected returns in our anticipated time frames, an increase in debt levels without a proportionate increase in our revenues could negatively impact our results of operations and our financial condition.

Due to the long-term nature of our tenant leases, we are dependent on the financial strength and creditworthiness of our customers.

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

Our senior revolving credit facility contains certain restrictive covenants. Among other things, these covenants limit the ability of certain of our subsidiaries to:

•	incur additional indebtedness;

•	engage in mergers and acquisitions or sell all or substantially all of their assets;

•	pay dividends, repurchase capital stock or engage in other restricted payments;

•	make certain investments;

•	make certain capital expenditures;

•	incur liens; and

•	enter into affiliate transactions.

If our subsidiaries fail to comply with these covenants, it could result in an event of default under our senior revolving credit facility. Additionally, under our senior revolving credit facility, SBA Senior Finance II, LLC (“Senior Finance II”) which owns, directly or indirectly, all of the common stock and membership interests of certain of our operating subsidiaries and is the borrower under our senior revolving credit facility, is required to maintain specified financial ratios, including ratios regarding Senior Finance II’s debt to annualized operating cash flow, cash interest expense and fixed charges for each quarter. In addition, the senior revolving credit facility contains additional negative covenants that, among other things, limit our ability to commit to capital expenditures and build or acquire towers without anchor or acceptable tenants. Our ability to meet these financial ratios and tests and comply with these covenants can be affected by events beyond our control, and we may not be able to do so.

A breach of any of these covenants, if not remedied within the specified period, could result in an event of default. Amounts borrowed under the senior revolving credit facility are secured by a lien on substantially all of Senior Finance II’s assets and are guaranteed by us and certain of our subsidiaries.

Upon the occurrence of any default, our senior revolving credit facility lenders can prevent us from borrowing any additional amounts under the senior revolving credit facility. In addition, upon the occurrence of any event of default, other than certain bankruptcy events, the lenders under our senior revolving credit facility, by a majority vote, can elect to declare all amounts of principal outstanding under such facility, together with all accrued interest, to be immediately due and payable. If we were unable to repay amounts that become due under the senior revolving credit facility, such lenders could proceed against the collateral granted to them to secure that indebtedness.

Our mortgage loan relating to our CMBS Certificates contains a covenant requiring that all of the Borrowers’ cash flow in excess of amounts required to make debt service payments, fund required reserves, pay management fees and budgeted operating expenses and make other payments required under the loan documents be deposited into a reserve account if the debt service coverage ratio is less than 1.30 times, as of the end of any calendar quarter. The mortgage loan defines debt service coverage ratio as the Net Cash Flow (as defined in the mortgage loan) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding twelve months. If the debt service coverage ratio is less than 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan. If the debt service coverage ratio is less than 1.30 times, then the funds in the reserve account will not be released to the Borrowers until the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. As significantly all of our cash flow is generated by the Borrowers, failure to maintain the debt service coverage ratio above 1.30 times would impact our ability to pay our indebtedness, other than the mortgage loan, and to operate our business.

The mortgage loan provides for customary remedies if an event of default occurs including foreclosure against all or part of the property pledged as security for the mortgage loan. The mortgage loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the Borrowers’ tower sites and their operating cash flows, (2) a security interest in substantially all of the Borrowers’ personal property and fixtures and (3) the Borrowers’ rights under the management agreement they entered into with SBA Network Management, Inc. (“SBA Network Management”) relating to the management of the Borrowers’ tower sites by SBA Network Management pursuant to which SBA Network Management arranges for the payment of all operating expenses and the funding of all capital expenditures out of amounts on deposit in one or more operating accounts maintained on the Borrowers’ behalf. We cannot assure you that our assets would be sufficient to repay this indebtedness in full.

Our quarterly operating results for our site development services fluctuate and therefore we may not be able to adjust our cost structure on a timely basis with regard to such fluctuations.

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

Although the demand for our site development services fluctuates, we incur significant fixed costs, such as maintaining a staff and office space in anticipation of future contracts. In addition, the timing of revenues is difficult to forecast because our sales cycle may be relatively long. Therefore, we may not be able to adjust our cost structure in a timely basis to respond to the fluctuations in demand for our site development services.

We are not profitable and expect to continue to incur losses.

We are not profitable. The following chart shows the net losses we incurred for the periods indicated:

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Net loss	$(133,448)	$(94,709)	$(147,280)

Our losses are principally due to significant interest expense, depreciation, amortization, and accretion expenses and losses from the write-off of deferred financing fees and extinguishment of debt in the periods presented above. For the year ended December 31, 2006, we had interest expense, non-cash interest expense and amortization of deferred financing fees of $99.7 million, depreciation, amortization, and accretion expense of $133.1 million, and losses from the write-off of deferred financing fees and extinguishment of debt of $57.2 million in connection with the extinguishment of our outstanding 9 3/4% senior discount notes, our outstanding 8 1/2% senior notes, and our $1.1 billion bridge loan. For the year ended December 31, 2005, we had interest expense, non-cash interest expense and amortization of deferred financing fees of $69.6 million, depreciation, amortization, and accretion expense of $87.2 million, and losses from the write-off of deferred financing fees and extinguishment of debt of $29.3 million in connection with the extinguishment of a portion of our outstanding 9 3/4% senior discount notes, a portion of our outstanding 8 1/2% senior notes, our remaining outstanding 10 1/4% senior notes, and our prior credit facility. For the year ended December 31, 2004, we had interest expense, non-cash interest expense and amortization of deferred financing fees of $79.0 million, depreciation, amortization and accretion expense of $90.5 million, and losses from the write-off of deferred financing fees and extinguishment of debt of $41.2 million in connection with the retirement of our outstanding 12% senior discount notes, a portion of our 10 1/4% senior notes, and the termination of another prior credit facility. We expect to continue to incur significant losses, which may affect our ability to service our indebtedness.

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

There has been significant consolidation among the large independent tower companies in the past three years. Specifically, American Tower Corporation completed its merger with SpectraSite, Inc. in 2005, we completed our acquisition of AAT in 2006 and

Crown Castle International completed its merger with Global Signal, Inc. in 2007. As a result of these consolidations, American Tower and Crown Castle are substantially larger and have greater financial resources than us. This could provide them with advantages with respect to establishing favorable leasing terms with wireless service providers or in their ability to acquire available towers.

Wireless service providers that own and operate their own tower networks are also generally substantially larger and have greater financial resources than we do. We believe that tower location and capacity, quality of service, density within a geographic market and, to a lesser extent, price historically have been and will continue to be the most significant competitive factors affecting the site leasing business.

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

We currently intend to build 80 to 100 new towers during 2007 and to consummate a number of tower acquisitions. However, our ability to build these new towers is dependent upon the availability of sufficient capital to fund construction, our ability to locate, and acquire at commercially reasonable prices, attractive locations for such towers and our ability to obtain the necessary zoning and permits.

Our ability to consummate tower acquisitions is also subject to risks. Specifically, these risks include (1) sufficient cash flow from operations or our ability to use debt or equity to fund such acquisitions, (2) our ability to identify those towers that would be attractive to our clients and accretive to our financial results, and (3) our ability to negotiate and consummate agreements to acquire such towers.

Due to these risks, it may take longer to complete our new tower builds than anticipated, the costs of constructing or acquiring these towers may be higher than we expect or we may not be able to add as many towers as we had planned in 2007. If we are not able to increase our tower portfolio as anticipated, it could negatively impact our ability to achieve our financial goals.

The loss of the services of certain of our key personnel or a significant number of our employees may negatively affect our business.

Our success depends to a significant extent upon performance and active participation of our key personnel. We cannot guarantee that we will be successful in retaining the services of these key personnel. We have employment agreements with Jeffrey A. Stoops, our President and Chief Executive Officer, Kurt L. Bagwell, our Senior Vice President and Chief Operating Officer, Thomas P. Hunt, our Senior Vice President and General Counsel and Anthony J. Macaione, our Senior Vice President and Chief Financial Officer. We do not have employment agreements with any of our other key personnel. If we were to lose any key personnel, we may not be able to find an appropriate replacement on a timely basis and our results of operations could be negatively affected. Further, the loss of a significant number of employees or our inability to hire a sufficient number of qualified employees could have a material adverse effect on our business.

Delays or changes in the deployment or adoption of new technologies as well as lower consumer demand and slower consumer adoption rates than anticipated may have a material adverse effect on our growth rate.

There can be no assurances that 3G, 4G or other new wireless technologies will be deployed or adopted as rapidly as projected or that these new technologies will be implemented in the manner anticipated. The deployment of 3G has already experienced significant delays from the original projected timelines of the wireless and broadcast industries. The announcement of 4G is relatively new and its deployment schedule has not been determined as of yet. Additionally, the demand by consumers and the adoption rate of consumers for these new technologies once deployed may be lower or slower than anticipated. These factors could have a material adverse effect on our growth rate since growth opportunities and demand for our tower space as a result of such new technologies may not be realized at the times or to the extent anticipated.

Our costs could increase and our revenues could decrease due to perceived health risks from radio frequency (“RF”) energy.

The government imposes requirements and other guidelines relating to RF energy. Exposure to high levels of RF energy can cause negative health effects the potential connection between exposure to low levels of RF energy and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. According to the Federal Communications Commission (the “FCC”), the results of these studies to date have been inconclusive. However, public perception of possible health risks associated with cellular and other wireless communications media could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, health risks could cause a decrease in the demand for wireless communications services. Moreover, if a connection between exposure to low levels of RF energy and possible negative health effects, including cancer, were demonstrated, we could be subject to numerous claims. If we were subject to claims relating to RF energy, even if such claims were not ultimately found to have merit, our financial condition could be materially and adversely affected.

Our business is subject to government regulations and changes in current or future regulations could harm our business.

We are subject to federal, state and local regulation of our business. In particular, both the Federal Aviation Administration (“FAA”) and FCC regulate the construction and maintenance of antenna towers and structures that support wireless communications and radio and television antennas. In addition, the FCC separately licenses and regulates wireless communications equipment and television and radio stations operating from such towers and structures. FAA and FCC regulations govern construction, lighting, painting and marking of towers and structures and may, depending on the characteristics of the tower or structure, require registration of the tower or structure. Certain proposals to construct new towers or structures or to modify existing towers or structures are reviewed by the FAA to ensure that the tower or structure will not present a hazard to air navigation.

Antenna tower owners and antenna structure owners may have an obligation to mark or paint towers or structures or install lighting to conform to FAA and FCC regulations and to maintain such marking, painting and lighting. Antenna tower owners and antenna structure owners may also bear the responsibility of notifying the FAA of any lighting outages. Certain proposals to operate wireless communications and radio or television stations from antenna towers and structures are also reviewed by the FCC to ensure compliance with environmental impact requirements. Failure to comply with existing or future applicable requirements may lead to civil penalties or other liabilities and may subject us to significant indemnification liability to our customers against any such failure to comply. In addition, new regulations may impose additional costly burdens on us, which may affect our revenues and cause delays in our growth.

Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, vary greatly, but typically require antenna tower and structure owners to obtain approval from local officials or community standards organizations prior to tower or structure construction or modification. Local regulations can delay, prevent, or increase the cost of new construction, co-locations, or site upgrades, thereby limiting our ability to respond to customer demand. In addition, new regulations may be adopted that increase delays or result in additional costs to us. These factors could have a material adverse effect on our future growth and operations.

Our towers are subject to damage from natural disasters.

Our towers are subject to risks associated with natural disasters such as tornadoes and hurricanes. We maintain insurance to cover the estimated cost of replacing damaged towers, but these insurance policies are subject to loss limits and deductibles. We also maintain third party liability insurance, subject to loss limits and deductibles, to protect us in the event of an accident involving a tower. A tower accident for which we are uninsured or underinsured, or damage to a significant number of our towers, could require us to make significant capital expenditures and may have a material adverse effect on our operations or financial condition.

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

We are a holding company with no business operations of our own. Our only significant asset is and is expected to be the outstanding capital stock and membership interests of our subsidiaries. We conduct, and expect to conduct, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations is dependent upon dividends and other distributions from our subsidiaries to us. Additionally, the Borrowers under the CMBS Transaction must repay the components of the mortgage loan thereto. If the Borrowers’ cash flow is insufficient to cover such repayments, we may be required to refinance the mortgage loan or sell a portion or all of our interests in the 4,975 tower sites that among other things, secure, along with their operating cash flows, the mortgage loan. Other than the amounts required to make repayment of amounts under the CMBS Transaction, we currently expect that the earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their debt obligations. Our operating subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise to repay the components of the mortgage loan pursuant to the CMBS Transaction (other than the Borrowers and SBA CMBS-1 Guarantor LLC and CMBS-1 Holdings, LLC, as guarantors), or make any funds available to us for payment. The ability of our operating subsidiaries to pay dividends or transfer assets to us may be restricted by applicable state law and contractual restrictions, including the terms of the senior revolving credit facility and the CMBS Certificates.

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

Our issuance of equity securities and other associated transactions may trigger a future ownership change which may negatively impact our ability to utilize net operating loss deferred tax assets in the future.

The issuance of equity securities and other associated transactions may increase the chance that we will have a future ownership change under Section 382 of the Internal Revenue Code of 1986. We may also have a future ownership change, outside of our control, caused by future equity transactions by our current shareholders. Depending on our market value at the time of such future ownership change, an ownership change under Section 382 could negatively impact our ability to utilize our net operating loss deferred tax assets in the event we generate future taxable income. Currently we have recorded a full valuation allowance against our net operating loss deferred tax asset because we have concluded that our loss history indicates that it is not “more likely than not” that such deferred tax assets will be realized.

The market price of our Class A common stock could be affected by significant volatility.

The market price of our Class A common stock has historically experienced significant fluctuations. The market price of our Class A common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed elsewhere in “Risk Factors” and in “Forward-Looking Statements.” Volatility or depressed market prices of our Class A common stock could make it difficult for shareholders to resell their shares of Class A common stock, when they want or at attractive prices.

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

Our interests in towers are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, private easements, easements and licenses or rights-of-way granted by government entities. Of the 5,551 towers in our portfolio, approximately 11% are located on parcels of land that we own and approximately 89% are located on parcels of land that have leasehold interests created by long-term lease agreements, private easements and easements, licenses or right-of-way granted by government entities. In rural areas, a wireless communications site typically consists of up to a 10,000 square foot tract, which supports towers, equipment shelters and guy wires to stabilize the structure. Less than 2,500 square feet is required for a monopole or self-supporting tower structure of the kind typically used in metropolitan areas for wireless communication tower sites. Land leases generally have an initial term of five years with five or more additional automatic renewal periods of five years, for a total of thirty years or more. In some instances, we have entered into 99 year ground leases.

ITEM	3. LEGAL PROCEEDINGS

We are involved in various legal proceedings relating to claims arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded under the symbol “SBAC” on The NASDAQ Global Select Market. The following table presents the high and low sales price for the Class A common stock for the periods indicated:

	High	Low
Quarter ended December 31, 2006	28.89	23.97
Quarter ended September 30, 2006	25.90	21.95
Quarter ended June 30, 2006	26.75	20.60
Quarter ended March 31, 2006	24.19	18.29

Quarter ended December 31, 2005	19.19	14.45
Quarter ended September 30, 2005	16.59	13.72
Quarter ended June 30, 2005	13.96	8.45
Quarter ended March 31, 2005	10.06	8.14

As of February 26, 2007, there were 152 record holders of our Class A common stock.

Dividends

We have never paid a dividend on any class of common stock and anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Consequently, we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, we are restricted under our Initial CMBS Certificates, Additional CMBS Certificates and our senior credit facility from paying dividends or making distributions and repurchasing, redeeming or otherwise acquiring any shares of common stock except under certain circumstances.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all existing equity compensation plans as of December 31, 2006:

	Equity Compensation Plan Information
	(in thousands except exercise price)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	4,152	$9.87	8,301
Equity compensation plans not approved by security holders	—	—	—

Total	4,152	$9.87	8,301

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data as of and for each of the five years ended December 31, 2006. The financial data for the fiscal years ended 2006, 2005, 2004, 2003, and 2002 have been derived from our audited consolidated financial statements. The following consolidated financial statements have been reclassified to reflect the discontinued operations treatment of our western site development services and the 2004 reclassification of 14 towers previously classified as discontinued operations into continuing operations. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those consolidated financial statements included in this Form 10-K.

	For the year ended December 31,
	2006	2005	2004	2003	2002
	(audited)	(audited)	(audited)	(audited)	(audited)
	(in thousands except for per share data)
Operating data:
Revenues:
Site leasing	$256,170	$161,277	$144,004	$127,852	$115,121
Site development	94,932	98,714	87,478	64,257	99,352

Total revenues	351,102	259,991	231,482	192,109	214,473

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	70,663	47,259	47,283	47,793	46,709
Cost of site development	85,923	92,693	81,398	58,683	81,565
Selling, general and administrative	42,277	28,178	28,887	30,714	32,740
Restructuring and other (credits) charges	(357)	50	250	2,094	47,762
Asset impairment charges	—	398	7,092	12,993	24,194
Depreciation, accretion and amortization	133,088	87,218	90,453	93,657	95,627

Total operating expenses	331,594	255,796	255,363	245,934	328,597

Operating income (loss)	19,508	4,195	(23,881)	(53,825)	(114,124)

Other income (expense):
Interest income	3,814	2,096	516	692	601
Interest expense, net of amounts capitalized	(81,283)	(40,511)	(47,460)	(81,501)	(54,822)
Non-cash interest expense	(6,845)	(26,234)	(28,082)	(9,277)	(29,038)
Amortization of deferred financing fees	(11,584)	(2,850)	(3,445)	(5,115)	(4,480)
Loss from write-off of deferred financing fees and extinguishment of debt	(57,233)	(29,271)	(41,197)	(24,219)	—
Other	692	31	236	169	(169)

Total other expense	(152,439)	(96,739)	(119,432)	(119,251)	(87,908)

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(132,931)	(92,544)	(143,313)	(173,076)	(202,032)
Provision for income taxes	(517)	(2,104)	(710)	(1,729)	(300)

Loss from continuing operations before cumulative effect of change in accounting principle	(133,448)	(94,648)	(144,023)	(174,805)	(202,332)
(Loss) gain from discontinued operations, net of income taxes	—	(61)	(3,257)	202	(4,081)

Loss before cumulative effect of change in accounting principle	(133,448)	(94,709)	(147,280)	(174,603)	(206,413)
Cumulative effect of change in accounting principle	—	—	—	(545)	(60,674)

Net loss	$(133,448)	$(94,709)	$(147,280)	$(175,148)	$(267,087)

Basic and diluted loss per common share amounts:
Loss from continuing operations before cumulative effect of change in accounting principle	$(1.36)	$(1.28)	$(2.47)	$(3.35)	$(4.01)
Loss from discontinued operations	—	—	(0.05)	—	(0.08)
Cumulative effect of change in accounting principle	—	—	—	(0.01)	(1.20)

Net loss per common share	$(1.36)	$(1.28)	$(2.52)	$(3.36)	$(5.29)

Basic and diluted weighted average shares outstanding	98,193	73,823	58,420	52,204	50,491

	As of December 31,
	2006	2005	2004	2003	2002
	(audited)	(audited)	(audited)	(audited)	(audited)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$46,148	$45,934	$69,627	$8,338	$61,141
Short-term investments	—	19,777	—	15,200	—
Restricted cash, current (1)	34,403	19,512	2,017	10,344	—
Property and equipment, net	1,105,942	728,333	745,831	830,145	922,392
Intangibles, net	724,872	31,491	—	—	—
Total assets	2,046,292	952,536	917,244	958,252	1,279,267
Total debt (2)	1,555,000	784,392	927,706	870,758	1,024,282
Total shareholders’ equity (deficit) (3)	385,921	81,431	(88,671)	(1,566)	161,024

	For the year ended December 31,
	2006	2005	2004	2003	2002
	(audited)	(audited)	(audited)	(audited)	(audited)
	(in thousands)
Other Data:
Cash provided by (used in):
Operating activities	$75,960	$49,767	$14,216	$(29,808)	$17,807
Investing activities	(739,876)	(99,283)	1,326	155,456	(102,716)
Financing activities	664,130	25,823	45,747	(178,451)	132,146

	For the year ended December 31,
	2006	2005	2004	2003	2002
Tower Data Rollforward:
Towers owned at the beginning of period	3,304	3,066	3,093	3,877	3,734
Towers acquired in AAT Acquisition	1,850	—	—	—	—
Towers acquired	339	208	5	—	53
Towers constructed	60	36	10	13	141
Towers reclassified/disposed of (4)	(2)	(6)	(42)	(797)	(51)

Total towers owned at the end of period	5,551	3,304	3,066	3,093	3,877

Other Tower Data:
Towers held for sale at end of period	—	—	6	47	837
Towers in continuing operations at end of period	5,551	3,304	3,060	3,046	3,040

	5,551	3,304	3,066	3,093	3,877

(1)	Restricted cash of $34.4 million as of December 31, 2006 consists of $30.7 million related to CMBS mortgage loan requirements and $3.7 million of payment and performance bonds which primarily related to collateral requirements relating to tower construction currently in process. Restricted cash of $19.5 million as of December 31, 2005 consisted of $17.9 million related to CMBS mortgage loan requirements and $1.6 million of payment and performance bonds which primarily related to collateral requirements relating to tower construction currently in process. Restricted cash of $2.0 million as of December 31, 2004 was payment and performance bonds which primarily related to collateral requirements relating to tower construction currently in process. Restricted cash of $10.3 million as of December 31, 2003 consisted of $7.3 million of cash held by an escrow agent in accordance with certain provisions of the Western tower sale agreement and $3.0 million related to surety bonds issued for our benefit.
(2)	Includes deferred gain on interest rate swap of $1.9 million as of December 31, 2004, $4.6 million as of December 31, 2003 and $5.2 million as of December 31, 2002, respectively.
(3)	Includes deferred loss from the termination of nine interest rate swap agreements of $12.8 million as of December 31, 2006. Includes deferred gain from the termination of two interest rate swap agreements of $12.1 million as of December 31, 2006 and $14.5 million as of December 31, 2005.
(4)	Reclassifications reflect the combination for reporting purposes of multiple acquired tower structures on a single parcel of real estate, which we market and customers view as a single location, into a single owned tower site. Dispositions reflect the decommissioning, sale, conveyance or other legal transfer of owned tower sites.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties, including, but not limited to, those described in Item 1A. Risk Factors of this Form 10-K. Our actual results may differ materially from those discussed below. See “Forward-looking statements” and Item 1A. Risk Factors.

We are a leading independent owner and operator of wireless communications towers in 47 of the 48 contiguous United States, Puerto Rico, and the U.S. Virgin Islands. Our principal business line is our site leasing business, which contributes over 90% of our segment operating profit. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, built or constructed based on our own initiative or acquired. As of December 31, 2006, we owned 5,551 towers. We also manage or lease over 5,700 actual or potential communications sites, of which 785 are revenue producing. Our second business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. Site leasing revenues are received primarily from wireless service provider tenants, including Alltel, Cingular (now AT&T), Sprint Nextel, T-Mobile and Verizon Wireless. Wireless service providers enter into numerous different tenant leases with us, each of which relates to the lease or use of space at an individual tower site. Each tenant lease is generally for an initial term of five years, and is renewable for five 5-year periods at the option of the tenant. Almost all of our tenant leases contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the current term of the related lease agreements. Rental amounts received in advance are recorded in deferred revenue. Additional site leasing revenue is generated through the execution of (1) new lease agreements for new tenant installations and (2) amendments to leases for additional equipment being added by existing tenants. Of the total annualized revenue added through leases and amendments executed during 2006, 73% resulted from new tenant leases. The remaining 27% resulted from amendments for additional equipment. By comparison, for leases and amendments executed during 2005, 82% of the total annualized revenue resulted from new tenant leases while 18% resulted from amendments for additional equipment.

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

For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as a result of adding additional customers to the tower. The amount of other direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower but typically do not make up a large percentage of total operating costs. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower or upgrading or repairing an access road or fencing. Lastly, ground leases are generally for an initial term of 5 years or more, renewable, at our option, for multiple five-year periods, and provide for either annual rent escalators which typically average 3% - 4% annually or for term escalations of approximately 15%.

The table below details the percentage of total company revenues and operating profit contributed by the site leasing segment. Information regarding the total and percentage of assets used in our site leasing services business is included in Note 22 of our Consolidated Financial Statements included in this Report.

	Percentage of Revenues	Site Leasing Segment Operating Profit Contribution (1)
For the year ended December 31, 2006	73.0%	95.4%
For the year ended December 31, 2005	62.0%	95.0%
For the year ended December 31, 2004	62.2%	94.1%

(1)    Site Leasing Segment Operating Profit is a non-GAAP financial measure. We reconcile this measure and provide other Regulations G disclosure later in this annual report in the section titled Non-GAAP Financial Measures.

As a result of the AAT Acquisition, we expect that site leasing revenues and segment operating profit will increase substantially in 2007. We believe that over the long-term site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and network coverage requirements. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications. Furthermore, because our towers are strategically positioned and our customers typically do not re-locate, we have historically experienced low customer churn as a percentage of revenue.

Site Development Services

Our site development business is complementary to our site leasing business, and provides us the ability to (1) keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and (2) capture ancillary revenues that are generated by our site leasing activities, such as antenna installation and equipment installation at our tower locations. Our site development services business consists of two segments, site development consulting and site development construction, through which we provide wireless service providers a full range of end-to-end services. We principally perform services for third parties in our core, historical areas of wireless expertise, specifically site acquisition, zoning, technical services and construction.

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

The table below provides the percentage of total company revenues and total segment operating profit contributed by site development services over the last three years. Information regarding the total and percentage of assets used in our site development services businesses is included in Note 22 of our Consolidated Financial Statements included in this Report.

	For the year ended December 31,
	Percentage of Revenues			Segment Operating Profit Contribution
	2006	2005	2004	2006	2005	2004
Site development consulting	4.7%	5.2%	6.2%	1.3%	1.3%	1.6%
Site development construction	22.3%	32.8%	31.6%	3.3%	3.7%	4.3%

During 2004, we completed our previously announced plan to exit the services business in the Western portion of the United States based on our determination that the business was no longer beneficial to our site leasing business at the time. In connection with this plan, we realized gross proceeds from sales during the fiscal year ended December 31, 2004 of $0.4 million, and recorded a loss on disposal of discontinued operations of $0.8 million both of which are included in loss from discontinued operations, net of income taxes in our Consolidated Statements of Operations.

Additional CMBS Certificates Issuance

On November 6, 2006, SBA CMBS -1 Depositor LLC, (the “Depositor”) an indirect subsidiary of ours, sold in a private transaction, $1.15 billion of Commercial Mortgage Pass-Through Certificates Series 2006-1 issued by SBA CMBS Trust (the “Trust”), a trust established by the Depositor (the “Additional CMBS Transaction”). The Additional CMBS Certificates have a weighted average monthly fixed coupon interest rate of 6.0%, and a weighted average interest rate to us of 6.3% after giving effect to the settlement of the hedging arrangements we entered into in anticipation of the financing. We used a substantial portion of the net proceeds from this issuance to repay the bridge facility, fund required reserves, and pay fees and expenses associated with the Additional CMBS Transaction. The remainder of the net proceeds were used for working capital. The Additional CMBS Certificates have an anticipated repayment date of five years with a final repayment date in November 2036.

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2006, included herein. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

Asset Impairment

We evaluate the potential impairment of individual long-lived assets, principally the tower sites and intangible assets. We record an impairment charge when we believe an investment in towers or the intangible asset has been impaired, such that future undiscounted cash flows would not recover the then current carrying value of the investment in the tower site. We consider many factors and make certain assumptions when making this assessment, including but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. In addition, we make certain assumptions in determining an asset’s fair value less costs to sell for purposes of calculating the amount of an impairment charge. Changes in those assumptions or market conditions may result in a fair value less costs to sell which is different from management’s estimates. Future adverse changes in market conditions could result in losses or an inability to recover the carrying value, thereby possibly requiring an impairment charge in the future. In addition, if our assumptions regarding future undiscounted cash flows and related assumptions are incorrect, a future impairment charge may be required.

Property Tax Expense

We typically receive notifications and invoices in arrears for property taxes associated with the tangible personal property and real property used in our site leasing business. As a result, we recognize property tax expense, which is reflected as a component of site leasing cost of revenue, based on our best estimate of anticipated property tax payments related to the current period. We consider several factors in establishing this estimate, including our historical level of incurred property taxes, the location of the property, our awareness of jurisdictional property value assessment methods and industry related property tax information. If our estimates regarding anticipated property tax expenses are incorrect, a future increase or decrease in site leasing cost of revenue may be required.

RESULTS OF OPERATIONS

Year Ended 2006 Compared to Year Ended 2005

Revenues:

	For the year ended December 31,
	2006	Percentage of Revenues	2005	Percentage of Revenues	Percentage Change
	(in thousands except for percentages)
Site leasing	$256,170	73.0%	$161,277	62.0%	58.8%
Site development consulting	16,660	4.7%	13,549	5.2%	23.0%
Site development construction	78,272	22.3%	85,165	32.8%	(8.1)%

Total revenues	$351,102	100.0%	$259,991	100.0%	35.0%

Site leasing revenue increased due to the increased number of new tenant installations, the amount of lease amendments related to equipment added to our towers, revenue generated by the towers that we acquired in the AAT Acquisition, other towers acquired, and towers constructed during 2006. The AAT Acquisition contributed approximately $63.2 million of the increase in total revenues. As of December 31, 2006, we had 13,602 tenants as compared to 8,278 tenants at December 31, 2005. Additionally, we have experienced on average, higher rents per tenant due to higher rents from new tenants, higher rents upon renewal by existing tenants and additional equipment added by existing tenants. Lastly, we added 2,249 towers to our portfolio in 2006 versus only adding 244 towers in 2005.

Site development consulting revenues increased as a result of a higher volume of work in 2006 versus 2005. Site development construction revenue decreased due to the roll-off of certain of our prior construction contracts from the larger wireless carriers and our efforts to focus on capturing the higher margin services work rather than volume.

Operating Expenses:

	For the year ended December 31,
	2006	2005	Percentage Change
	(in thousands)
Cost of revenues (exclusive of depreciation, accretion and amortization):
Site leasing	$70,663	$47,259	49.5%
Site development consulting	14,082	12,004	17.3%
Site development construction	71,841	80,689	(11.0)%
Selling, general and administrative	42,277	28,178	50.0%
Asset impairment and other (credits) charges	(357)	448	(179.6)%
Depreciation, accretion and amortization	133,088	87,218	52.6%

Total operating expenses	$331,594	$255,796	29.6%

Site leasing cost of revenues increased primarily as a result of the growth in the number of towers owned by us, which was 5,551 at December 31, 2006 up from 3,304 at December 31, 2005. The AAT Acquisition contributed approximately $19.6 million to the increase in total site leasing cost of revenues. Site development consulting cost of revenues increased as a result of higher volume of work for the year ended December 31, 2006 versus the same period of 2005. Site development construction cost of revenue decreased due to the roll-off of certain of our prior construction contracts from the larger wireless carriers and our efforts to focus on capturing the higher margin services work rather than volume. That focus and changing market conditions for the year ended December 31, 2006 resulted in higher margin jobs in 2006 versus 2005.

Selling, general, and administrative expense increased $14.1 million, which was due to a $6.9 million increase in salaries, benefits, and other backoffice operating expenses resulting primarily from a higher number of employees, a significant portion of which is attributable to the AAT Acquisition. Selling, general, and administrative expense was also impacted by $5.3 million of stock option and employee stock purchase plan expense that we recognized in 2006 in accordance with SFAS 123R as compared to $0.5 million in 2005. The remaining portion of the increase was due to $2.3 million of bonus, transition, and integration expenses incurred in connection with the AAT Acquisition. These bonus, transition, and integration expenses are not expected to recur in future years.

Depreciation, accretion and amortization expense increased primarily due to expense on assets acquired in the AAT Acquisition, which represented approximately $46.4 million, offset by the decrease in certain towers becoming fully depreciated since December 31, 2005.

Operating Income:

	For the year ended December 31,
	2006	2005	Percentage Change
	(in thousands)
Operating income	$19,508	$4,195	365.0%

The increase in operating income was primarily due to increases in the segment operating profit (see below) of the site leasing segment, which was primarily due to an increased number of towers acquired in the AAT Acquisition. This increase was further augmented by an increase in segment operating profit of the site development construction segment which was due to the roll-off of certain of our prior construction contracts from the larger wireless carriers which were at lower margins than subsequent work that was at higher margins. These increases were offset by an increase in selling, general, and administrative expense and depreciation, accretion, and amortization expense for the year ended December 31, 2006 versus the year ended December 31, 2005.

Segment Operating Profit:

	For the year ended December 31,
	2006	2005	Percentage Change
	(in thousands)
Segment operating profit:
Site leasing	$185,507	$114,018	62.7%
Site development consulting	2,578	1,545	66.9%
Site development construction	6,431	4,476	43.7%

Total	$194,516	$120,039	62.0%

The increase in site leasing segment operating profit related primarily to additional revenue generated by the increased number of towers acquired in the AAT Acquisition, which contributed $43.6 million of the increase. The remaining increase is primarily due to the revenue from the increased number of tenants and tenant equipment on our sites in 2006 versus 2005, which had minimal incremental associated costs.

Other Income (Expense):

	For the year ended ended December 31,
	2006	2005	Percentage Change
	(in thousands)
Interest income	$3,814	$2,096	82.0%
Interest expense	(81,283)	(40,511)	100.6%
Non-cash interest expense	(6,845)	(26,234)	(73.9)%
Amortization of deferred financing fees	(11,584)	(2,850)	306.5%
Loss from write-off of deferred financing fees and extinguishment of debt	(57,233)	(29,271)	95.5%
Other	692	31	2,132.3%

Total other expense	$(152,439)	$(96,739)	57.6%

Interest expense for the year ended December 31, 2006 increased $40.8 million from the year ended December 31, 2005. This increase is primarily due to the higher aggregate amount of cash-interest bearing debt outstanding during 2006, which consisted of a $1.1 billion bridge loan during the second, third, and a portion of the fourth quarters of 2006 and $405 million of Initial CMBS Certificates outstanding for all twelve months of 2006 and $1.15 billion of Additional CMBS Certificates outstanding for the last two months of 2006, versus an average balance of $587.6 million of cash interest bearing debt in 2005, which was primarily comprised of our 8 1/2% senior notes, our senior secured credit facility and the Initial CMBS Certificates.

Non-cash interest expense for the year ended December 31, 2006 decreased $19.4 million from the year ended December 31, 2005. The decrease was a result of the redemption and repurchase of $111.8 million of 9 3/4% senior discount notes in June and November of 2005 and the repurchase of the remaining aggregate principal amount of $223.7 million of these notes in April 2006.

Amortization of deferred financing fees for the year ended December 31, 2006 increased by $8.7 million, as compared to the year ended December 31, 2005. This increase was primarily due to amortization of fees relating to the $1.1 billion bridge loan, the $1.15 billion of Additional CMBS Certificates, the $405.0 million of Initial CMBS Certificates, and the senior revolving credit facility for the year ended December 31, 2006 versus the amortization of fees on outstanding 8 1/2% senior notes, 9 3/4% senior discount notes, and the senior secured credit facility for the year ended December 31, 2005.

Loss from write-off of deferred financing fees and extinguishment of debt for the year ended December 31, 2006 was $57.2 million, an increase of $27.9 million from the year ended December 31, 2005. The increase was attributable to the loss from write-off of $10.2 million of deferred financing fees and $47.0 million of losses on the extinguishment of debt resulting from the repayment of the $1.1 billion of the bridge loan in November 2006, repurchase of $223.7 million of our 9 3/4% senior discount notes and $162.5 million of our 8 1/2% senior notes in April 2006, versus the loss from write-off of $2.3 million of deferred financing fees and $10.9 million of losses on the extinguishment of debt associated with the redemption of $111.8 million of our 9 3/4% senior discount notes, the write-off of $1.7 million of deferred financing fees and $7.4 million of losses from the write-off of $87.5 million of our 8 1/2% senior notes, the write-off of $5.4 million of deferred financing fees associated with the repayment and refinancing of our prior senior credit facility, and the write-off of $0.8 million of deferred financing fees and $0.7 million on the extinguishment of debt associated with the redemption of $50.0 million of our 10 1/4% senior notes during 2005.

Adjusted EBITDA:

	For the year ended December 31,		Percentage
	2006	2005	Change
	(in thousands)
Adjusted EBITDA	$161,814	$95,322	69.8%

The increase in Adjusted EBITDA for the year ended December 31, 2006 was primarily the result of increased segment operating profit from our site leasing segment. Adjusted EBITDA is a non-GAAP financial measure. We reconcile this measure and provide other Regulation G disclosures later in this annual report in the section titled Non-GAAP Financial Measures.

Net Loss:

	For the year ended December 31,		Percentage
	2006	2005	Change
	(in thousands)
Net loss	$(133,448)	$(94,709)	40.9%

Net loss for year ended December 31, 2006 increased $38.7 million from the year ended December 31, 2005. The increase in net loss is primarily a result of higher interest expense, an increase in loss from write-off of deferred financing fees and extinguishment of debt, and higher amortization of deferred financing fees, offset by improved operating income and lower non-cash interest expense for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

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

Site leasing revenue increased due to the increased number of new tenant installations, the amount of lease amendments related to equipment added to our towers and the towers we acquired and constructed during 2005. As of December 31, 2005, we had 8,278 tenants as compared to 7,449 tenants at December 31, 2004. Additionally, we have experienced on average higher rents per tenant due to higher rents from new tenants, higher rents upon renewal by existing tenants and additional equipment added by existing tenants. Lastly, we added 244 towers in 2005 versus only 15 towers in 2004.

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

Operating Expenses:

	For the year ended December 31,
	2005	2004	Percentage Change
	(in thousands)
Cost of revenues (exclusive of depreciation, accretion and amortization):
Site leasing	$47,259	$47,283	(0.1)%
Site development consulting	12,004	12,768	(6.0)%
Site development construction	80,689	68,630	17.6%
Selling, general and administrative	28,178	28,887	(2.5)%
Asset impairment and other charges	448	7,342	(93.9)%
Depreciation, accretion and amortization	87,218	90,453	(3.6)%

Total operating expenses	$255,796	$255,363	0.2%

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

Operating Income (Loss):

	For the year ended December 31,
	2005	2004	Percentage Change
	(in thousands)
Operating income (loss)	$4,195	$(23,881)	117.6%

The decrease in operating loss from continuing operations primarily was a result of higher revenues and lower overall operating expenses, in particular asset impairment charges, and a decrease in depreciation, accretion and amortization expense in 2005 as compared to 2004.

Segment Operating Profit:

	For the year ended December 31,
	2005	2004	Percentage Change
	(in thousands)
Segment operating profit:
Site leasing	$114,018	$96,721	17.9%
Site development consulting	1,545	1,688	(8.5)%
Site development construction	4,476	4,392	1.9%

Total	$120,039	$102,801	16.8%

The increase in site leasing segment operating profit was related primarily to additional revenue per tower generated by the increased number of tenants on our sites in 2005 versus 2004, without a commensurate increase in the cost of revenues (excluding depreciation, accretion, and amortization) due to property tax reductions and tower operating cost reduction initiatives.

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

Interest expense, non-cash interest expense, and amortization of deferred financing fees decreased primarily as a result of the redemptions of 35% of our 9 3/4% senior discount notes and our 8 1/2% senior notes from the proceeds of our May and October equity offerings totaling $226.9 million in 2005.

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

The increase in Adjusted EBITDA was primarily the result of improvement in the site leasing segment operating profit for the year ended December 31, 2005 versus the year ended December 31, 2004. Adjusted EBITDA is a non-GAAP financial measure. We reconcile this measure and provide other Regulation G disclosures later in this annual report in the section titled Non-GAAP Financial Measures.

Discontinued Operations, Net of Income Taxes:

	For the year ended December 31,
	2005	2004	Percentage Change
	(in thousands)
Loss from discontinued operations, net of income taxes	$(61)	$(3,257)	(98.1)%

Loss from discontinued operations of $3.3 million in 2004 was primarily a result of the loss on the western services business, which was sold in 2004, as compared to only trailing costs of $0.06 million in 2005.

Net Loss:

	For the year ended December 31,		Percentage
	2005	2004	Change
	(in thousands)
Net loss	$(94,709)	$(147,280)	(35.7)%

The decrease in net loss is primarily a result of improved operating income (loss), lower asset impairment charges, lower depreciation, accretion, and amortization expense and lower interest expense and non-cash interest expense for the year ended December 31, 2005 as compared with the year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation (“SBA Communications”) is a holding company with no business operations of its own. Our only significant asset is the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”) which is also a holding company that owns the outstanding capital stock of SBA Senior Finance, Inc. (“SBA Senior Finance”), which, directly or indirectly, owns the equity interest in substantially all of our subsidiaries. We conduct all of our business operations through our SBA Senior Finance subsidiaries, primarily through the borrowers under the mortgage loan underlying the Initial CMBS Certificates and Additional CMBS Certificates (collectively, the “CMBS Certificates”), and SBA Senior Finance II LLC, the borrower under the revolving credit facility.

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

A summary of our cash flows is as follows:

For the year ended December 31, 2006
(in thousands)
Summary cash flow information:

Cash provided by operating activities	$75,960
Cash used in investing activities	(739,876)
Cash provided by financing activities	664,130

Increase in cash and cash equivalents	214
Cash and cash equivalents, December 31, 2005	45,934

Cash and cash equivalents, December 31, 2006	$46,148

Sources of Liquidity

We have traditionally funded our growth, including our tower portfolio growth, through borrowings under our revolving credit facility, long-term indebtedness and equity issuances. In addition, we have recently begun to fund our growth with cash flows from operations.

During the past few years, we have pursued a strategy of refinancing our higher cost long-term debt with lower cost debt and equity in order to lower our total indebtedness, our interest expense and our weighted average cost of debt. As a result of these initiatives, we redeemed and/or repurchased an aggregate of $249.3 million of our high-yield notes during 2005 and the remaining $386.2 million in 2006. In addition, we reduced our weighted average cost of debt from 7.35% at December 31, 2005 to 5.96% at December 31, 2006.

In connection with the AAT Acquisition, we repurchased all of our outstanding 9 3/4% senior discount notes and 8 1/2% senior notes. We funded these repurchases, including the associated premiums and fees, and the cash consideration paid in the AAT Acquisition, with a portion of $1.1 billion bridge loan entered into by Senior Finance.

On November 6, 2006, SBA CMBS-1 Depositor LLC, an indirect subsidiary of ours, sold in a private transaction $1.15 billion of Commercial Mortgage Pass-Through Certificates, Series 2006-1 issued by SBA CMBS Trust. The Additional CMBS Certificates have a weighted average fixed coupon interest rate of 6.0%, and a weighted average interest rate to us of 6.3% after giving effect to the settlement of the hedging arrangements we entered into in anticipation of the financing. The Additional CMBS Certificates have an expected life of five years with a final repayment date in 2036. We used a substantial portion of the net proceeds received from this offering to repay our $1.1 billion bridge facility, to fund required reserves, and pay fees and expenses associated with the Additional CMBS Transaction. The remainder of the net proceeds were used for working capital. Upon the closing of the Additional CMBS Transaction, we had total indebtedness outstanding of $1.6 billion, consisting entirely of a mortgage loan held by the Trust bearing a weighted average coupon fixed interest rate of 5.9%.

On December 22, 2005, we entered into a credit agreement for a senior secured revolving credit facility in the amount of $160.0 million. This facility consists of a $160.0 million revolving loan, which may be borrowed, repaid and redrawn, subject to compliance with certain covenants. This facility will mature on December 21, 2007. Amounts borrowed under the facility will accrue interest at LIBOR plus a margin that ranges from 75 basis points to 200 basis points or at a base rate plus a margin that ranges from 12.5 basis points to 100 basis points. Amounts borrowed under this facility will be secured by a first lien on substantially all of SBA Senior Finance II’s assets and are guaranteed by certain of our other subsidiaries. No amounts were outstanding under this facility at December 31, 2006. As of December 31, 2006, we were in full compliance with the terms of the credit facility and based on our current leverage, we had the ability to draw an additional $29.0 million.

Cash provided by operating activities was $76.0 million for the year ended December 31, 2006. This amount was primarily the result of operating income from the site leasing segment exclusive of depreciation, accretion, and amortization.

In order to manage our leverage position and to ensure continued compliance with our financial covenants, we may decide to pursue a variety of actions. These actions may include incurring additional indebtedness to stay at target leverage levels, selling certain assets or lines of business, issuing common stock or securities convertible into shares of common stock, or pursuing other financial alternatives, including securitization transactions. If implemented these actions could increase one interest expense and/or dilute our existing shareholders. We cannot assure you that we will implement any of these strategies or that if implemented, these strategies could be implemented on terms favorable to our company and its shareholders.

Registration Statements

In connection with our acquisitions, we have on file with the Securities and Exchange Commission shelf registration statements on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services. During 2006, the Company filed a shelf registration statement on Form S-4 with the Securities and Exchange Commission registering an aggregate 4.0 million shares of its Class A common stock. During 2006, we issued approximately 1.8 million shares of Class A common stock under these registration statements in connection with the acquisition of 131 towers and related assets. As of December 31, 2006, we had approximately 4.5 million shares of Class A common stock remaining under these shelf registration statements.

On April 14, 2006, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, shares of preferred stock, which may be represented by depositary shares, unsecured senior, senior subordinated or subordinated debt securities; and warrants to purchase any of these securities in any amounts approved by our board of directors, subject to the requirements of the Nasdaq Stock Market and the securities and other laws applicable to us. Under the rules governing the automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement.

Uses of Liquidity

Our principal use of liquidity is cash capital expenditures associated with the growth of our tower portfolio. Our cash capital expenditures, including cash used for acquisitions, for the year ended December 31, 2006 were $754.5 million, comprised of $644.4 million of cash capital expenditures associated with the AAT Acquisition and $110.1 million of other cash capital expenditures. The $110.1 million included $16.3 million related to new tower construction, $4.1 million for maintenance tower capital expenditures, $5.7 million for augmentations and tower upgrades, $2.9 million for general corporate expenditures, and $5.8 million for ground lease purchases. This amount also includes cash capital expenditures of $75.3 million that we incurred in connection with the acquisition of 339 completed towers, two towers in process, related prorated rental receipts and payments, and earnouts for the year ended December 31, 2006. The $16.3 million of new tower construction included costs associated with the completion of 60 new towers during 2006 and costs incurred on sites currently in process.

We currently expect to incur cash capital expenditures associated with tower maintenance and general corporate expenditures of $8.0 million to $10.0 million during 2007. Based upon our current plans, we expect our discretionary cash capital expenditures during 2007 to be at least $75.0 million to $80.0 million. Primarily, these cash capital expenditures would relate to the 80 to 100 new towers we intend to build in 2007, ground lease purchases and current acquisitions plans, including, as of February 22, 2007, the 16 towers acquired since December 31, 2006 and the 148 towers that are subject to pending acquisition agreements. However, we are continually and actively looking for additional acquisition opportunities, which if consummated, would result in additional capital expenditures. We expect to fund our discretionary cash capital expenditures from cash on hand, cash flow from operations, availability under our senior credit facility, and/or through the issuances of our Class A common stock in connection with tower acquisitions.

We estimate we will incur approximately $1,000 per tower per year for capital improvements or modifications to our towers. All of these planned capital expenditures are expected to be funded by cash on hand and cash flow from operations. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and tower acquisition program and our ground lease purchase program.

Debt Service Requirements

At December 31, 2006, we had $1.15 billion outstanding of Additional CMBS Certificates. The Additional CMBS Certificates have an anticipated repayment date of November 15, 2011. Interest on the Additional CMBS Certificates is payable monthly at a blended annual rate of 6.0%. Based on the amounts outstanding at December 31, 2006, annual debt service on the Additional CMBS Certificates is $68.9 million.

At December 31, 2006, we had $405.0 million outstanding of Initial CMBS Certificates. The Initial CMBS Certificates have an anticipated repayment date of November 15, 2010. Interest on the Initial CMBS Certificates is payable monthly at a blended annual rate of 5.6%. Based on the amounts outstanding at December 31, 2006, annual debt service on the Initial CMBS Certificates is $22.7 million.

At December 31, 2006, we had no amounts outstanding under our senior credit facility. Based on no amounts outstanding and the unused commitment fees in effect, we estimate our annual debt service to be approximately $0.6 million annually on our senior credit facility.

Capital Instruments

CMBS Certificates

On November 18, 2005, the Depositor sold, in a private transaction $405.0 million of Initial CMBS Certificates, Series 2005-1 issued by the Trust. The Initial CMBS Certificates consist of five classes, all of which are rated investment grade, as indicated in the table below:

Subclass	Initial Subclass Principal Balance	Pass through Interest Rate
	(in thousands)
2005-1A	$238,580	5.369%
2005-1B	48,320	5.565%
2005-1C	48,320	5.731%
2005-1D	48,320	6.219%
2005-1E	21,460	6.706%

	$405,000	5.608%

The weighted average monthly fixed coupon interest rate of the Initial CMBS Certificates is 5.6%, and the effective weighted average fixed interest rate is 4.8% after giving effect to a settlement of two interest rate swap agreements entered in contemplation of the transaction. The Initial CMBS Certificates have an expected life of five years with a final repayment date in 2035. The proceeds of the Initial CMBS Certificates were primarily used to purchase the prior senior credit facility of SBA Senior Finance and to fund reserves and pay expenses associated with the offering.

On November 6, 2006, the Depositor sold, in a private transaction, $1.15 billion of Additional CMBS Certificates. The Additional CMBS Certificates consist of nine classes. The principal balance and pass through interest rate for each class is indicated in the table below:

Subclass	Initial Subclass Principal Balance	Pass through Interest Rate
	(in thousands)
2006-1A	$439,420	5.314%
2006-1B	106,680	5.451%
2006-1C	106,680	5.559%
2006-1D	106,680	5.852%
2006-1E	36,540	6.174%
2006-1F	81,000	6.709%
2006-1G	121,000	6.904%
2006-1H	81,000	7.389%
2006-1J	71,000	7.825%

Total	$1,150,000	5.993%

The weighted average monthly fixed coupon interest rate of the Additional CMBS Certificates is 6.0%, and the effective weighted average fixed interest rate is 6.3% after giving effect to the settlement of the nine interest rate swap agreements entered in contemplation of the transaction. The Additional CMBS Certificates have an expected life of five years with a final repayment date in 2036. The proceeds of the Additional CMBS Certificates were primarily used to repay the bridge loan and fund required reserves and expenses associated with the Additional CMBS Transaction.

The assets of the Trust, which issued both the Initial CMBS Certificates and the Additional CMBS Certificates, consist of a non-recourse mortgage loan initially made in favor of SBA Properties, Inc. (the “Initial Borrower”). In connection with the issuance of the Additional CMBS Certificates, each of SBA Sites, Inc., SBA Structures, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc. and SBA Towers USVI, Inc. (the “Additional Borrowers” and collectively with the Initial Borrower, the “Borrowers”) were added as additional borrowers under the mortgage loan and the principal amount of the mortgage loan was increased by $1.15 billion to an aggregate of $1.555 billion. The Borrowers are jointly and severally liable under the mortgage loan. The mortgage loan is to be paid from the operating cash flows from the aggregate 4,975 towers owned by the Borrowers. Subject to certain limited exceptions described below, no payments of principal will be required to be made prior to the monthly payment date in November 2010, which is the anticipated repayment date for the components of the mortgage loan corresponding to the Initial CMBS Certificates, and no payments of principal will be required to be made on the components of the mortgage loan corresponding to the Additional CMBS Certificates prior to the monthly payment date in November 2011, which is the anticipated repayment date for the components of the mortgage loan corresponding to the Additional CMBS Certificates. However, if the debt service coverage ratio, defined as the Net

Cash Flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the Mortgage Loan. Otherwise, on a monthly basis, the excess cash flow of the Borrowers held by the Trustee is distributed to the Borrowers.

The Borrowers may not prepay the mortgage loan in whole or in part at any time prior to November 2010 for the components of the mortgage loan corresponding to the Initial CMBS Certificates and November 2011 for the components of the mortgage loan corresponding to the Additional CMBS Certificates, except in limited circumstances (such as the occurrence of certain casualty and condemnation events relating to the Borrowers’ tower sites). Thereafter, prepayment is permitted provided it is accompanied by any applicable prepayment consideration. If the prepayment occurs within nine months of the final maturity date, no prepayment consideration is due. The entire unpaid principal balance of the mortgage loan components corresponding to the Initial CMBS Certificates will be due in November 2035 and those corresponding to the Additional CMBS Certificates will be due in November 2036. However, to the extent that the full amount of the mortgage loan component corresponding to the Initial CMBS Certificates or the amount of the mortgage loan component corresponding to the Additional CMBS Certificates are not fully repaid by their respective anticipated repayment dates, the interest rate payable on any such mortgage loan outstanding will significantly increase in accordance with the formula set forth in the mortgage loan. The mortgage loan may be defeased in whole at any time.

The mortgage loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the Borrowers’ tower sites and their operating cash flows, (2) a security interest in substantially all of the Borrowers’ personal property and fixtures and (3) the Borrowers’ rights under the management agreement entered into with SBA Network Management, Inc. (“SBA Network Management”) relating to the management of the Borrowers’ tower sites by SBA Network Management pursuant to which SBA Network Management arranges for the payment of all operating expenses and the funding of all capital expenditures out of amounts on deposit in one or more operating accounts maintained on the Borrowers’ behalf. For each calendar month, SBA Network Management is entitled to receive a management fee equal to 7.5% of the Borrowers’ operating revenues for the immediately preceding calendar month. This management fee was reduced from 10% in connection with the issuance of the Additional CMBS Certificates.

Revolving Credit Facility

On December 22, 2005, SBA Senior Finance II, our wholly-owned subsidiary, entered into a senior secured revolving credit facility in the amount of $160.0 million, which may be borrowed, repaid and redrawn, subject to compliance with certain covenants. Amounts borrowed under the facility accrue interest at LIBOR plus a margin that ranges from 75 basis points to 200 basis points or at a base rate plus a margin that ranges from 12.5 basis points to 100 basis points. All outstanding amounts under the facility are due December 21, 2007. The borrower under the revolving credit facility, SBA Senior Finance II, has agreed that amounts borrowed under the revolving credit facility will be secured by a first lien on substantially all of its assets. In addition, each of SBA Senior Finance II’s subsidiaries has guaranteed the obligations of SBA Senior Finance II under the senior credit facility and has pledged substantially all of their respective assets to secure such guarantee.

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

We adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R.

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

Other Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires the use of both the “iron curtain” and “rollover” approaches in quantifying the materiality of misstatements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Early adoption of SAB 108 is permitted. We elected to adopt SAB 108 effective September 30, 2006. Upon initial application of SAB 108, we evaluated the uncorrected financial statement misstatements that were previously considered immaterial under the “rollover” method using the dual methodology required by SAB 108. As a result of this dual methodology approach of SAB 108, we corrected the cumulative error in our accounting for equity-based compensation for periods prior to January 1, 2006 in accordance with the transitional guidance in SAB 108.

Pursuant to SAB 108, we corrected the aforementioned cumulative error in its accounting for equity-based compensation by recording a non-cash cumulative effect adjustment of $8.4 million to additional paid-in capital with an off-setting amount of $7.7 million to accumulated deficit within shareholders’ equity as well as adjustments to property and equipment in the amount of $0.4 million and intangible assets of $0.3 million in our consolidated balance sheet as of December 31, 2006. The capitalized amounts relate to acquisition related costs. For additional discussion regarding the adoption of SAB 108 and its implications, please see “Current Accounting Pronouncements” in note 3 to our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating what impact, if any, the adoption of SFAS No. 157 will have on our consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted SFAS 158 on December 31, 2006. We currently measure the funded status of our plan as of the date of our year-end statement of financial position.

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN No. 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. This statement is effective beginning for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN No. 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. We adopted the provisions of this statement beginning in the first quarter of 2007. The adoption of FIN No. 48 did not have a material impact on our consolidated financial condition or results of operations.

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

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual commitments as of December 31, 2006 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt	$1,555,000	$—	$—	$1,555,000	$—
Interest payments (1)	425,593	92,729	184,293	148,571	—
Operating leases	1,010,261	44,395	88,746	85,662	791,458
Employment agreements	3,467	1,314	2,153	—	—

	$2,994,321	$138,438	$275,192	$1,789,233	$791,458

(1)	Represents interest payments on the CMBS Certificates based on a weighted average coupon fixed interest rate of 5.9% and unused line fees associated with the senior credit facility.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. We are subject to interest rate risk on our senior credit facility and any future financing requirements. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term debt and our borrowings under our senior credit facility. As of December 31, 2006, long-term fixed rate borrowings represented 100% of our total borrowings.

The following table presents the future principal payment obligations and interest rates associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(in thousands)
Long-term debt:
Fixed rate CMBS Certificates (1)	—	—	—	$405,000	$1,150,000	$—	$1,555,000	$1,560,103

(1)	The anticipated repayment date for the CMBS Certificates is November 2010 for the $405,000 of Initial CMBS Certificates and November 2011 for the $1,150,000 Additional CMBS Certificates.

Our current primary market risk exposure relates to (1) the impact of interest rate movements on our ability to refinance the CMBS Certificates at their expected repayment dates or at maturity at market rates, and (2) our ability to meet financial covenants. We manage the interest rate risk on our outstanding debt through our use of fixed and variable rate debt and interest rate hedging arrangements. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

Special Note Regarding Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Forward-looking statements included in this annual report include, but are not limited to, the following:

•

our expectations regarding the growth of the wireless industry and the impact of recent developments, including increasing minutes of use, network coverage requirements, and new available spectrum and our belief that these developments will result in the continued long-term growth of our site leasing revenues and site leasing segment operating profit;

•

our belief that our towers have significant capacity to accommodate additional tenants, that our tower operations are highly scalable and that we can add tenants to our towers at minimal incremental costs;

•	our belief regarding our position to capture additional site leasing business in our markets and identify and participate in site development projects across our markets;

•	expectations regarding the quality of our assets, our ability to capitalize on our asset quality and the recurring nature of revenue streams from our site leasing business;

•	our expectations regarding our liquidity, capital expenditures and sources of both, our leverage ratios and our ability to fund operations and meet our obligations as they become due;

•

our expectations regarding our cash capital expenditures in 2007 for maintenance and augmentation and for new tower builds, tower acquisitions and ground lease purchases and our ability to fund such cash capital expenditures;

•	our intent to build approximately 80 to 100 new towers in 2007;

•	our intent that substantially all of our new builds will have at least one tenant upon completion and our expectation that some will have multiple tenants;

•

our intent to pursue tower acquisitions that meet or exceed our internal guidelines, our expectations regarding the number of towers that we will be able to acquire in 2007, the amount and type of consideration that will be paid in consideration and our projections regarding the financial impact of such acquisitions;

•

our intent to purchase and/or enter into long-term leases for the land that underlies our towers if available at commercially reasonable prices and the effect of such ground lease purchases on our margins and long-term financial condition;

•	our estimates regarding our annual debt service in 2007 and thereafter;

•	our expectation that any potential tax implications relating to the stock option grants will not have a material impact on our financial position; and

•

our estimates regarding certain accounting and tax matters, including the adoption of certain accounting pronouncements and the availability of sufficient net operating losses to offset future taxable income.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to sufficiently increase our revenues and maintain or decrease expenses and cash capital expenditures to permit us to fund operations and meet our obligations as they become due;

•	the ability of our clients to access sufficient capital or their willingness to expend capital to fund network expansion or enhancements;

•	our ability to continue to comply with covenants and the terms of our revolving credit facility and our mortgage loan which supports our CMBS Certificates;

•

our ability to secure as many site leasing tenants as planned, including our ability to retain current leases on towers and deal with the impact, if any, of recent consolidation among wireless service providers;

•	our ability to secure and deliver anticipated services business at contemplated margins;

•	our ability to successfully implement our strategy of generally having at least one tenant on each new build upon completion;

•	our ability to successfully address zoning issues, permitting and other issues that arise in connection with the building of new towers;

•	our ability to realize economies of scale from our tower portfolio;

•	the business climate for the wireless communications industry in general and wireless communications infrastructure providers in particular;

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry; and

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

Adjusted EBITDA

We define Adjusted EBITDA as loss from continuing operations plus net interest expense, provision for taxes, depreciation, accretion and amortization, asset impairment and other charges, non-cash compensation, and other expenses and excluding non-cash leasing revenue, non-cash ground lease expense and other income. We have included this non-GAAP financial measure because we believe this item is an indicator of the performance of our core operations and reflects the changes in our operating results. In addition, Adjusted EBITDA is a component of the calculation used by our lenders to determine compliance with some of our debt instruments, particularly our senior credit facility. Adjusted EBITDA is not intended to be an alternative measure of operating income as determined in accordance with GAAP.

The Non-GAAP measurement of Adjusted EBITDA has certain material limitations, including:

•

it does not include interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate profits and cash flows. Therefore any measure that excludes interest expense has material limitations,

•

it does not include depreciation, accretion and amortization expense. Because we use capital assets, depreciation, accretion and amortization expense is a necessary element of our costs and ability to generate profits. Therefore any measure that excludes depreciation, accretion and amortization expense has material limitations,

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

The reconciliation of Adjusted EBITDA is as follows:

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Loss from continuing operations	$(133,448)	$(94,648)	$(144,023)
Add back (deduct):
Interest income	(3,814)	(2,096)	(516)
Interest expense	81,283	40,511	47,460
Non-cash interest expense	6,845	26,234	28,082
Provision for taxes	1,375	2,104	710
Amortization of deferred financing fees	11,584	2,850	3,445
Depreciation, accretion and amortization	133,088	87,218	90,453
Asset impairment and other (credits) charges	(357)	448	7,342
Loss from write off of deferred financing fees and extinguishment of debt	57,233	29,271	41,197
Non-cash compensation	5,410	462	470
Non-cash leasing revenue	(6,575)	(1,765)	(1,169)
Non-cash ground lease expense	7,569	4,764	5,579
Other income	(692)	(31)	(236)
AAT integration costs	2,313	—	—

Adjusted EBITDA	$161,814	$95,322	$78,794

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

	Site leasing segment
	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Segment revenue	$256,170	$161,277	$144,004
Segment cost of revenues (excluding depreciation, accretion and amortization)	(70,663)	(47,259)	(47,283)

Segment operating profit	$185,507	$114,018	$96,721

	Site development consulting segment
	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Segment revenue	$16,660	$13,549	$14,456
Segment cost of revenues (excluding depreciation, accretion and amortization)	(14,082)	(12,004)	(12,768)

Segment operating profit	$2,578	$1,545	$1,688

	Site development construction segment
	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Segment revenue	$78,272	$85,165	$73,022
Segment cost of revenues (excluding depreciation, accretion and amortization)	(71,841)	(80,689)	(68,630)

Segment operating profit	$6,431	$4,476	$4,392

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are on pages F-1 through F-39.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures—We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2006, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting—Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting, as of December 31, 2006, based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their attestation report which appears below.

Report of Independent Registered Certified Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of SBA Communications Corporation and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that SBA Communications Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SBA Communications Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that SBA Communications Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SBA Communications Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

West Palm Beach, Florida

February 27, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is located on our internet web site at www.sbasite.com under “Investor Relations-Corporate Governance.”

The remaining items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed on or before April 30, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed on or before April 30, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed on or before April 30, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed on or before April 30, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed on or before April 30, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this Annual Report on Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

Exhibit No.	Description of Exhibits
3.4	Fourth Amended and Restated Articles of Incorporation of SBA Communications Corporation.(1)

3.5	Amended and Revised By-Laws of SBA Communications Corporation.(1)

4.6	Rights Agreement, dated as of January 11, 2002, between SBA Communications Corporation and the Rights Agent.(2)

4.6A	First Amendment to Rights Agreement, dated as of March 17, 2006, between SBA Communications Corporation and Computershare Trust Company, N.A.(3)

4.7

Indenture, dated as of December 19, 2003, among SBA Communications Corporation,

SBA Telecommunications, Inc. and U.S. Bank National Association, relating to the

$402,024,000 in aggregate principal amount at maturity of 9 3/4% senior discount notes due 2011.(4)

4.7A	First Supplemental Indenture, dated March 31, 2006, among SBA Communications Corporation, SBA Telecommunications, Inc. and U.S. Bank National Association.(5)

4.8	Form of 9 3/4% senior discount note due 2011.(4)

4.9	Indenture, dated as of December 14, 2004, between SBA Communications Corporation and U.S. Bank, N.A., relating to $250,000,000 aggregate principal amount of 8 1/2% senior notes due 2012.(6)

4.9A	First Supplemental Indenture, dated March 31, 2006, between SBA Communications Corporation and U.S. Bank National Association.(7)

4.10	Form of 8 1/2% senior note due December 1, 2012.(6)

5.1	Opinion of Holland & Knight LLP regarding validity of common stock.*

10.1	SBA Communications Corporation Registration Rights Agreement dated as of March 5, 1997, among the Company, Steven E. Bernstein, Ronald G. Bizick, II and Robert Grobstein.(8)

10.23	1996 Stock Option Plan.(1)+

10.24	1999 Equity Participation Plan.(1)+

10.25	1999 Stock Purchase Plan.(1)+

10.27	Incentive Stock Option Agreement, dated as of September 5, 2000, between SBA Communications Corporation and Thomas P. Hunt.(9)+

10.28	Restricted Stock Agreement, dated as of September 5, 2000, between SBA Communications Corporation and Thomas P. Hunt.(9)+

10.33	2001 Equity Participation Plan as Amended and Restated on May 16, 2002.(10)+

10.35	Employment Agreement, dated as of February 28, 2003, between SBA Properties Inc. and Jeffrey A. Stoops.(11)+

10.35A	Amendment to Employment Agreement, dated as of June 24, 2005, by and between SBA Properties, Inc. and Jeffrey A. Stoops.(6)+

10.35B	Amendment to Employment Agreement, dated as of November 10, 2005, by and between SBA Properties, Inc., SBA Communications Corporation and Jeffrey A. Stoops.(12)+

10.36	Employment Agreement, dated as of February 28, 2003, between SBA Properties Inc. and Kurt L. Bagwell.(11)+

10.36A	Amendment to Employment Agreement, dated as of November 10, 2005, by and between SBA Properties, Inc., SBA Communications Corporation and Kurt L. Bagwell.(12)+

10.37	Employment Agreement, dated as of February 28, 2003, between SBA Properties Inc. and Thomas P. Hunt.(11)+

10.37A	Amendment to Employment Agreement, dated as of November 10, 2005, by and between SBA Properties, Inc., SBA Communications Corporation and Thomas P. Hunt.(12)+

10.47	$160,000,000 Credit Agreement, dated as of December 21, 2005, among SBA Senior Finance II LLC, the Several Lenders from Time to Time Parties Hereto, GE Capital Markets, Inc., General Electric Capital Corporation, TD Securities (USA) LLC, and DB Structured Products, Inc. and Lehman Commercial Paper, Inc.(13)

10.48	Guarantee and Collateral Agreement, dated as of December 21, 2005, among SBA Communications Corporation, SBA Telecommunications, Inc., SBA Senior Finance, Inc., SBA Senior Finance II LLC and certain of its Subsidiaries in favor of General Electric Capital Corporation.(13)

10.49	Amended and Restated Loan and Security Agreement, dated as of November 18, 2005, by and between SBA Properties, Inc. and the Additional Borrower or Borrowers that may become a party thereto and SBA CMBS 1 Depositor LLC.(12)

10.50	Management Agreement, dated as of November 18, 2005, by and among SBA Properties, Inc., SBA Network Management, Inc. and SBA Senior Finance, Inc.(12)

10.51	Stock Purchase Agreement, dated March 17, 2006, by and among AAT Holdings, LLC II, AAT Communications Corp., AAT Acquisition LLC and SBA Communications Corporation.(14)

10.54	$1,100,000,000 Credit Agreement, dated as of April 27, 2006, among SBA Senior Finance, Inc., The Several Lenders from Time to Time Parties Hereto, and Deutsche Bank, AG, New York Branch.(3)

10.55	Guarantee and Collateral Agreement, dated as of April 27, 2006, made by SBA Communications Corporation, SBA Telecommunications, Inc., SBA Senior Finance, Inc. and certain of its Subsidiaries in favor of Deutsche Bank AG New York Branch.(3)

10.56	Omnibus Agreement, dated as of April 27, 2006, among SBA Senior Finance II LLC, General Electric Capital Corporation, and Toronto Dominion (Texas) LLC, DB Structured Products Inc., JPMorgan Chase Bank, N.A. and Lehman Commercial Paper Inc., SBA Senior Finance, Inc., DB Structured Products Inc. and JPMorgan Chase Bank, N.A., and Deutsche Bank AG, New York Branch.(3)

10.57	Employment Agreement, dated as of September 18, 2006, between SBA Communications Corporation and Kurt L. Bagwell.(15)+

10.58	Employment Agreement, dated as of September 18, 2006, between SBA Communications Corporation and Thomas P. Hunt.(15)+

10.59	Employment Agreement, dated as of September 18, 2006, between SBA Communications Corporation and Anthony J. Macaione.(15)+

10.60	Joinder and Amendment to Management Agreement, dated November 6, 2006, by and among SBA Properties, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc., SBA Sites, Inc., SBA Towers USVI, Inc., and SBA Structures, Inc., and SBA Network Management, Inc., and SBA Senior Finance, Inc.*

10.61	Second Loan and Security Agreement Supplement and Amendment, dated as of November 6, 2006, by and among SBA Properties, Inc., and SBA Towers, Inc., SBA Puerto Rico, Inc., SBA Sites, Inc., SBA Towers USVI, Inc., and SBA Structures, Inc. and Midland Loan Services, Inc., as Servicer on behalf of LaSalle Bank National Association, as Trustee*

21	Subsidiaries.*

23.1	Consent of Ernst & Young LLP.*

31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

+	Management contract or compensatory plan or arrangement.
*	Filed herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1, previously filed by the Registrant (Registration No. 333-76547).
(2)	Incorporated by reference to the Form 8-K, dated January 11, 2002, previously filed by the Registrant.
(3)	Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2006, previously filed by the Registrant.
(4)	Incorporated by reference to the Form 10-K for the year ended December 31, 2003, previously filed by the Registrant.
(5)	Incorporated by reference to Exhibit 10.52 filed with the Form 8-K dated April 27, 2006, previously filed by the Registrant.
(6)	Incorporated by reference to the Form 10-K for the year ended December 31, 2004, previously filed by the Registrant.
(7)	Incorporated by reference to Exhibit 10.53 filed with the Form 8-K dated April 27, 2006, previously filed by the Registrant.
(8)	Incorporated by reference to the Registration Statement on Form S-4, previously filed by the Registrant (Registration No. 333-50219).
(9)	Incorporated by reference to the Form 10-K for the year ended December 31, 2000, previously filed by the Registrant.
(10)	Incorporated by reference to the Schedule 14A Preliminary Proxy Statement dated May 16, 2002, previously filed by the Registrant.
(11)	Incorporated by reference to the Form 10-K for the year ended December 31, 2002, previously filed by the Registrant.
(12)	Incorporated by reference to the Form 10-K for the year ended December 31, 2005, previously filed by the Registrant.
(13)	Incorporated by reference to the Form 8-K, dated December 21, 2005, previously filed by the Registrant.
(14)	Incorporated by reference to the Form 8-K/A, dated March 17, 2006, previously filed by the Registrant.
(15)	Incorporated by reference to the Form 10-Q for the quarter ended September 30, 2006, previously filed by the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

By:	/s/ Steven E. Bernstein
Steven E. Bernstein Chairman of the Board of Directors

Date:	March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven E. Bernstein	Chairman of the Board of Directors	March 1, 2007
Steven E. Bernstein

/s/ Jeffrey A. Stoops	Chief Executive Officer and President	March 1, 2007
Jeffrey A. Stoops	(Principal Executive Officer)

/s/ Anthony J. Macaione	Chief Financial Officer	March 1, 2007
Anthony J. Macaione	(Principal Financial Officer)

/s/ Brendan T. Cavanagh	Chief Accounting Officer	March 1, 2007
Brendan T. Cavanagh	(Principal Accounting Officer)

/s/ Brian C. Carr	Director	March 1, 2007
Brian C. Carr

/s/ Duncan H. Cocroft	Director	March 1, 2007
Duncan H. Cocroft

/s/ Philip L. Hawkins	Director	March 1, 2007
Philip L. Hawkins

/s/ Jack Langer	Director	March 1, 2007
Jack Langer

/s/ Steven E. Nielsen	Director	March 1, 2007
Steven E. Nielsen

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDE PENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of SBA Communications Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SBA Communications Corporation and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 14 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R) (revised 2004), Share-Based Payment, effective January 1, 2006, which requires the Company to recognize expense related to the fair value of share-based compensation awards. Also, as described in Note 3 to the consolidated financial statements, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, effective September 30, 2006. In accordance with the transition provisions of SAB No. 108, the Company recorded a cumulative decrease to retained earnings as of January 1, 2006 for correction of prior period errors in recording equity-based compensation charges.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SBA Communications Corporation and Subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

West Palm Beach, Florida	/s/ ERNST & YOUNG LLP
February 27, 2007

SBA COMMUNIC ATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$46,148	$45,934
Short term investments	—	19,777
Restricted cash	34,403	19,512
Accounts receivable, net of allowance of $1,316 and $1,136 in 2006 and 2005, respectively	20,781	17,533
Costs and estimated earnings in excess of billings on uncompleted contracts	19,403	25,184
Prepaid and other current assets	6,872	4,248

Total current assets	127,607	132,188

Property and equipment, net	1,105,942	728,333
Intangible assets, net	724,872	31,491
Deferred financing fees, net	33,221	19,931
Other assets	54,650	40,593

Total assets	$2,046,292	$952,536

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,746	$17,283
Accrued expenses	17,600	15,544
Deferred revenue	24,665	11,838
Interest payable	4,056	3,880
Billings in excess of costs and estimated earnings on uncompleted contracts	1,055	1,391
Other current liabilities	1,232	2,207

Total current liabilities	58,354	52,143

Long term liabilities:
Long term debt	1,555,000	784,392
Deferred revenue	1,992	302
Other long term liabilities	45,025	34,268

Total long term liabilities	1,602,017	818,962

Commitments and contingencies

Shareholders' equity:
Preferred stock - $.01 par value, 30,000 shares authorized, none issued or outstanding	—	—
Common Stock - Class A par value $.01, 200,000 shares authorized, 105,672 and 85,615 shares issued and outstanding at December 31, 2006 and 2005, respectively	1,057	856

Additional paid-in capital	1,450,754	990,181
Accumulated deficit	(1,065,224)	(924,066)
Accumulated other comprehensive (loss) income, net	(666)	14,460

Total shareholders' equity	385,921	81,431

Total liabilities and shareholders' equity	$2,046,292	$952,536

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMM UNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the year ended December 31,
	2006	2005	2004
Revenues:
Site leasing	$256,170	$161,277	$144,004
Site development	94,932	98,714	87,478

Total revenues	351,102	259,991	231,482

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	70,663	47,259	47,283
Cost of site development	85,923	92,693	81,398
Selling, general and administrative	42,277	28,178	28,887
Asset impairment and other (credits) charges	(357)	448	7,342
Depreciation, accretion and amortization	133,088	87,218	90,453

Total operating expenses	331,594	255,796	255,363

Operating income (loss)	19,508	4,195	(23,881)

Other income (expense):
Interest income	3,814	2,096	516
Interest expense	(81,283)	(40,511)	(47,460)
Non-cash interest expense	(6,845)	(26,234)	(28,082)
Amortization of deferred financing fees	(11,584)	(2,850)	(3,445)
Loss from write-off of deferred financing fees and extinguishment of debt	(57,233)	(29,271)	(41,197)
Other	692	31	236

Total other expense	(152,439)	(96,739)	(119,432)

Loss from continuing operations before provision for income taxes	(132,931)	(92,544)	(143,313)
Provision for income taxes	(517)	(2,104)	(710)

Loss from continuing operations	(133,448)	(94,648)	(144,023)
Loss from discontinued operations, net of income taxes	—	(61)	(3,257)

Net loss	$(133,448)	$(94,709)	$(147,280)

Basic and diluted loss per common share amounts:
Loss from continuing operations	$(1.36)	$(1.28)	$(2.47)
Loss from discontinued operations	—	—	(0.05)

Net loss per common share	$(1.36)	$(1.28)	$(2.52)

Weighted average number of common shares	98,193	73,823	58,420

The accompanying notes are an integral part of these consolidated financial statements.

SBA COM MUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(in thousands)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Loss
	Shares	Amount
BALANCE, December 31, 2003	55,016	$550	$679,961	$(682,077)	$—	$(1,566)
Net loss	—	—	—	(147,280)	—	(147,280)
Common stock issued in connection with acquisitions	413	4	3,003	—	—	3,007
Non-cash compensation	—	—	470	—	—	470
Common stock issued in exchange for 10 1/4% senior notes and 9 3/4% senior discount notes	8,817	88	54,484	—	—	54,572
Common stock issued in connection with stock purchase/option plans	657	7	2,119	—	—	2,126

BALANCE, December 31, 2004	64,903	649	740,037	(829,357)	—	(88,671)
Net loss	—	—	—	(94,709)	—	(94,709)	$(94,709)
Amortization of deferred gain from settlement of derivative financial instrument, net	—	—	—	—	(314)	(314)	$(314)
Deferred gain from settlement of derivative financial instrument	—	—	—	—	14,774	14,774	14,774

Total comprehensive loss							$(80,249)

Common stock issued in connection with acquisitions and earn outs	1,665	17	18,329	—	—	18,346
Non-cash compensation	—	—	462	—	—	462
Common stock issued in connection with public offerings	18,000	180	226,677	—	—	226,857
Common stock issued in connection with stock purchase/option plans	1,047	10	4,676	—	—	4,686

BALANCE, December 31, 2005	85,615	856	990,181	(924,066)	14,460	81,431
Cumulative effect of adoption of SAB 108	—	—	8,444	(7,710)	—	734
Net loss	—	—	—	(133,448)		(133,448)	$(133,448)
Minimum pension liability	—	—	—	—	80	80
Amortization of deferred gain/loss from settlement of derivative financial instrument, net	—	—	—	—	(2,370)	(2,370)	(2,370)
Deferred loss from settlement of derivative financial instrument	—	—	—	—	(12,836)	(12,836)	(12,836)

Total comprehensive loss							$(148,654)

Common stock issued in connection with acquisitions and earn outs	18,829	189	434,960	—	—	435,149
Non-cash compensation	—	—	6,690	—	—	6,690
Common stock issued in connection with stock purchase/option plans	1,228	12	10,479	—	—	10,491

BALANCE, December 31, 2006	105,672	$1,057	$1,450,754	$(1,065,224)	$(666)	$385,921

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMM UNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(133,448)	$(94,709)	$(147,280)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization	133,088	87,218	90,549
Deferred tax provision	47	—	—
Asset impairment and other (credits) charges	(357)	448	7,433
(Gain) loss on sale of assets	(244)	79	(158)
Non-cash compensation expense	5,410	462	470
Provision (credit) for doubtful accounts	100	(300)	(287)
Accretion of interest income on short-term investments	(123)	(145)	—
Amortization of original issue discount and deferred financing fees	18,429	29,084	30,994
Interest converted to term loan	—	—	554
Loss from write-off of deferred financing fees and extinguishment of debt	57,233	29,271	41,197
Amortization of deferred gain of derivative	(2,370)	(346)	(746)
Changes in operating assets and liabilities:
Short term investments	—	—	15,200
Accounts receivable	(2,144)	3,891	(1,208)
Costs and estimated earnings in excess of billings on uncompleted contracts	5,781	(6,118)	(8,839)
Prepaid and other current assets	220	754	641
Other assets	(9,927)	(5,685)	(3,759)
Accounts payable	(7,022)	138	3,559
Accrued expenses	(1,370)	618	(3,164)
Deferred revenue	4,842	(291)	(493)
Interest payable	176	151	(15,732)
Other liabilities	7,975	5,106	5,202
Billings in excess of costs and estimated earnings on uncompleted contracts	(336)	141	83

Net cash provided by operating activities	75,960	49,767	14,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of short term investments	19,900	—	—
Purchase of short term investments	—	(34,628)	—
Sale of short term investment	—	14,996	—
Payment for purchase of AAT Communications, Corp., net of cash acquired	(644,441)	—	—
Capital expenditures	(28,969)	(19,648)	(7,214)
Other acquisitions and related earn-outs	(81,089)	(61,326)	(1,791)
Proceeds from sale of fixed assets	265	1,335	1,496
(Payment) receipt of restricted cash relating to tower removal obligations	(5,542)	(12)	8,835

Net cash (used in) provided by investing activities	(739,876)	(99,283)	1,326

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge financing, net of fees paid	1,088,734	—	—
Repayment of bridge financing	(1,100,000)	—	—
Proceeds from CMBS Certificates, net of fees paid	1,126,235	393,328	—
Initial funding of restricted cash relating to CMBS Certificates	(7,494)	(6,687)	—
Net increase in restricted cash relating to CMBS Certificates	(5,260)	(11,250)	—
(Payment) proceeds relating to settlement of swap	(14,503)	14,774	—
Proceeds from equity offering, net of fees paid	(707)	226,857	—
Borrowings under senior credit facility, net of fees paid	(89)	25,321	363,457
Repurchase of 9 3/4% senior discount notes	(251,826)	(122,681)	—
Repurchase of 8 1/2% senior notes	(181,451)	(94,938)	—
Proceeds from 8 1/2% senior notes, net of fees paid	—	(96)	244,788
Repayment of senior credit facility	—	(350,375)	(173,403)
Repurchase of 10 1/4% senior notes	—	(52,590)	(320,553)
Repurchase of 12% senior discount notes	—	—	(70,794)
Proceeds from employee stock purchase/stock option plans	10,491	4,686	2,126
Bank overdraft (repayments) borrowings	—	(526)	126

Net cash provided by financing activities	664,130	25,823	45,747

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	214	(23,693)	61,289
CASH AND CASH EQUIVALENTS:
Beginning of period	45,934	69,627	8,338

End of period	$46,148	$45,934	$69,627

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2006	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$82,215	$40,744	$63,746

Income taxes	$1,158	$1,425	$971

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Class A common stock issued relating to acquisitions and earnouts	$435,857	$18,346	$3,007

Class A common stock issued in exchange for 10 1/4% senior notes, 9 3/4% senior discount notes, and accrued interest	$—	$—	$54,572

10 1/4% senior notes and accrued interest exchanged for Class A common stock	$—	$—	$(51,433)

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNIC ATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

SBA Communications Corporation (the "Company" or "SBA") was incorporated in the State of Florida in March 1997. The Company is a holding company that holds all of the outstanding capital stock of SBA Telecommunications, Inc. ("Telecommunications"). Telecommunications is a holding company that holds all of the capital stock of SBA Senior Finance, Inc. (“SBA Senior Finance”). SBA Senior Finance is a holding company that holds, directly and indirectly, the equity interest in certain subsidiaries that issued the Commercial Mortgage Pass Through Certificates, Series 2005-1 (the “Initial CMBS Certificates”) and the Commercial Mortgage Pass Through Certificates, Series 2006-1 (the “Additional CMBS Certificates”) (collectively, the “CMBS Certificates”) and certain subsidiaries that were not involved in the issuance of the CMBS Certificates. With respect to the subsidiaries involved in the issuance of the CMBS Certificates, SBA Senior Finance is the sole member of SBA CMBS-1 Holdings LLC and SBA CMBS-1 Depositor LLC. SBA CMBS-1 Holdings is the sole member of SBA CMBS-1 Guarantor LLC. SBA CMBS-1 Guarantor LLC holds all of the capital stock of SBA Properties, Inc. (“SBA Properties”), SBA Towers, Inc. (“SBA Towers”), SBA Puerto Rico, Inc. (“SBA Puerto Rico”), SBA Sites, Inc. (“SBA Sites”), SBA Towers USVI, Inc. (“SBA Towers USVI”), and SBA Structures, Inc. (“SBA Structures”) (collectively known as the “Borrowers”). With respect to the subsidiaries not involved in the issuance of the CMBS Certificates, SBA Senior Finance holds all of the membership interests of SBA Senior Finance II LLC (“SBA Senior Finance II”) and certain non-operational subsidiaries. SBA Senior Finance II holds, directly and indirectly, all the capital stock and/or membership interests of certain other tower companies (“Other Tower Companies”) (collectively with the Borrowers known as "Tower Companies"). SBA Senior Finance II also holds, directly or indirectly, all the capital stock and/or membership interests of certain other subsidiaries involved in providing services, including SBA Network Services, Inc. (“Network Services”). SBA Senior Finance II also holds all the capital stock of SBA Network Management, Inc. (“Network Management”) which manages and administers the operations of the Borrowers.

The table below outlines the legal structure of the Company at December 31, 2006:

The Tower Companies own and operate transmission towers in 47 of the 48 contiguous United States, Puerto Rico and the U.S. Virgin Islands. Space on these towers is leased primarily to wireless communications carriers. The Borrowers own 4,975 towers, which are the collateral for the CMBS Certificates.

Network Services provides comprehensive turnkey services for the telecommunications industry in the areas of site development services for wireless carriers and the construction and repair of transmission towers. Site development services provided by Network Services include network pre-design, site audits, site identification and acquisition, contract and title administration, zoning and land use permitting, construction management, microwave relocation and the construction and repair of transmission towers, including the hanging of antennas, cabling and associated tower components. In addition to providing turnkey services to the telecommunications industry, Network Services historically has constructed, or has overseen the construction of approximately 44% of the newly built towers that the Company owns.

During 2006, the Company completed the acquisition of all of the outstanding shares of common stock of AAT Communications Corp. (“AAT”) from AAT Holdings, LLC II, which the Company refers to as the AAT Acquisition. The total consideration paid was (i) $634.0 million in cash and (ii) 17,059,336 newly issued shares of our Class A common stock. In connection with the AAT Acquisition, the Company repurchased all of its outstanding 9  3/4% senior discount notes and 8  1/2% senior notes. The Company funded these repurchases, including the associated premiums and fees, and the cash consideration paid in the AAT Acquisition with a $1.1 billion bridge loan. On November 6, 2006, the Company issued $1.15 billion of Commercial Mortgage Pass Through Certificates, Series 2006-1, and used the proceeds to repay the bridge loan.

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

b. Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management relate to the allowance for doubtful accounts, the costs and revenue relating to the Company's construction contracts, valuation allowance on deferred tax assets, carrying value of long-lived assets, the useful lives of towers and intangible assets, anticipated property tax assessments, and asset retirement obligations. Actual results will differ from those estimates and such differences could be material.

c. Cash Equivalents and Short-Term Investments

The Company classifies all highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Marketable short-term investments are generally classified and accounted for as held-to-maturity. Investments in debt securities classified as held-to-maturity are reported at amortized cost plus accrued interest. The Company does not hold these securities for speculative or trading purposes. During 2005, the Company sold $15.0 million of short-term investments which were classified as held-to-maturity, the proceeds of which were used to fund acquisitions that closed in 2006. At December 31, 2005, short term investments were comprised of commercial paper with a carrying amount of $19.8 million and had original maturities between three and four months. There were no short term investments at December 31, 2006.

d. Restricted Cash

The Company classifies all cash pledged as collateral to secure certain obligations and all cash whose use is limited as restricted cash. This includes cash held in escrow to fund certain reserve accounts relating to the CMBS Certificates, for payment and performance bonds, and surety bonds issued for the benefit of the Company in the ordinary course of business.

In connection with the issuance of the CMBS Certificates, the Company is required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan agreement governing the CMBS Certificates to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and service expenses, and to reserve a portion of advance rents from tenants. Based on the terms of the CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The restricted cash held by the indenture trustee in excess of required reserve balances is subsequently released to the Borrowers, on or before the 15 th calendar day following month end. All monies held by the indenture trustee after the release date are classified as restricted cash on the Company’s balance sheet.

e. Property and Equipment

Property and equipment are recorded at cost, adjusted for asset impairment and estimated asset retirement obligations. Costs associated with the acquisition, development and construction of towers are capitalized as a cost of the towers. Costs for self-constructed towers include direct materials and labor, indirect costs and capitalized interest. Depreciation on towers and related components is provided using the straight-line method over the estimated useful lives, not to exceed the minimum lease term of the underlying ground lease. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the minimum lease term of the lease. The Company defines the minimum lease term as the shorter of the period from lease inception through the end of the term of all tenant lease obligations in existence at ground lease inception, including renewal periods, or the ground lease term, including renewal periods.

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

Asset classes and related estimated useful lives are as follows:

Towers and related components	3 - 15 years
Furniture, equipment and vehicles	2 - 7 years
Buildings and improvements	5 – 10 years

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

Interest is capitalized in connection with the self-construction of Company-owned towers. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Approximately $0.4 million, $0.08 million and $0.01 million of interest cost was capitalized in 2006, 2005, and 2004, respectively.

f. Deferred Financing Fees

Financing fees related to the issuance of debt have been deferred and are being amortized using the effective interest rate method over the expected length of related indebtedness.

g. Deferred Lease Costs

The Company defers certain initial direct costs associated with the origination of tenant leases and lease amendments and amortizes these costs over the initial lease term, generally five years, or over the lease term remaining if related to a lease amendment. Such costs deferred were approximately $2.8 million, $2.2 million, and $1.8 million in 2006, 2005, and 2004, respectively.

Amortization expense was $2.0 million, $1.8 million, and $1.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in cost of site leasing in the accompanying Consolidated Statements of Operations. As of December 31, 2006 and 2005, unamortized deferred lease costs were $5.5 million and $4.7 million, respectively, and are included in other assets.

h. Intangible Assets

The Company classifies as intangible assets the fair value of current leases in place at the acquisition date of towers and related assets (referred to as the “current contract intangibles”), and the fair value of future tenant leases anticipated to be added to the acquired towers (referred to as the “network location intangible”). These intangibles are estimated to have an economic useful life consistent with the economic useful life of the related tower assets, which is typically 15 years. For all intangible assets, amortization is provided using the straight line method over the estimated useful lives as the benefit associated with these intangible assets is anticipated to be derived evenly over the life of the asset.

i. Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets and definite lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows. Estimates and assumptions inherent in the impairment evaluation include, but are not limited to, general market conditions, historical operating results, tower lease-up potential and expected timing of lease-up.

j. Fair Value of Financial Instruments

The carrying values of the Company's financial instruments, which primarily includes cash and cash equivalents, short-term investments, restricted cash, accounts receivable, and accounts payable, approximates fair value due to the short maturity of those instruments. The senior credit facility has a floating rate of interest and is carried at an amount which approximates fair value.

The following table reflects fair values as determined by quoted market prices and carrying values of these notes as of December 31, 2006 and 2005:

	At December 31, 2006		At December 31, 2005
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
Additional CMBS Certificates	$1,152.5	$1,150.0	$—	$—
Initial CMBS Certificates	$407.7	$405.0	$408.5	$405.0
9 3/4% Senior Discount Notes	$—	$—	$243.7	$216.9
8 1/2% Senior Notes	$—	$—	$181.2	$162.5

k. Revenue Recognition and Accounts Receivable

Revenue from site leasing is recorded monthly and recognized on a straight-line basis over the term of the related lease agreements, which are generally five years. Receivables recorded related to the straight-lining of site leases are reflected in other assets in the Consolidated Balance Sheets. Rental amounts received in advance are recorded as deferred revenue in the Consolidated Balance Sheets.

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

Revenue from construction projects is recognized on the percentage-of-completion method of accounting, determined by the percentage of cost incurred to date compared to management's estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contracts nears completion. The asset "costs and estimated earnings in excess of billings on uncompleted contracts" represents expenses incurred and revenues recognized in excess of amounts billed. The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined to be probable.

Cost of site leasing revenue includes ground lease rent, property taxes, maintenance (exclusive of employee related costs) and other tower operating expenses. Liabilities recorded related to the straight lining of ground leases are reflected in other long term liabilities on the Consolidated Balance Sheet. Cost of site development revenue includes the cost of materials, salaries and labor costs, including payroll taxes, subcontract labor, vehicle expense and other costs directly and indirectly related to the projects. All costs related to site development projects are recognized as incurred.

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

The following is a rollforward of the allowance for doubtful accounts for the years ended December 31, 2006, 2005, and 2004:

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Beginning balance	$1,136	$1,731	$1,400
Allowance recorded relating to Acquisition of AAT	1,000	—	—
Provision (credits) for doubtful accounts	100	(300)	(287)
Write-offs, net of recoveries	(920)	(295)	618

Ending balance	$1,316	$1,136	$1,731

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

As a result of the acquisition of AAT by the Company, AAT underwent an ownership change as defined by Section 382 of the Internal Revenue Code (“IRC”). Section 382 imposes limitations on the use of net operating loss (“NOL”) carry forwards if there has been an “ownership change.” Therefore, the amount of the Company’s taxable income for any post-change year that may be offset by AAT’s pre-change net operating losses cannot exceed AAT’s Section 382 limitation for the year. In the current and future tax years limited by Section 382, the Company estimates that it will have sufficient net operating losses available to offset taxable income.

m. Stock-Based Compensation

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

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R.

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

n. Asset Retirement Obligations

Under SFAS 143, “Accounting for Asset Retirement Obligations”, the Company recognizes asset retirement obligations in the period in which they are incurred, if a reasonable estimate of a fair value can be made, and accretes such liability through the obligation’s estimated settlement date. The associated asset retirement costs are capitalized as part of the carrying amount of the related tower fixed assets and depreciated over the estimated useful life.

The Company has entered into ground leases for the land underlying the majority of the Company’s towers. A majority of these leases require the Company to restore leaseholds to their original condition upon termination of the ground lease. SFAS 143 requires that the net present value of future restoration obligations be recorded as a liability as of the date the legal obligation arises and this amount be capitalized to the related operating asset. The asset retirement obligation at December 31, 2006 and December 31, 2005 was $2.6 million and $0.9 million, respectively and is included in other long-term liabilities in the Consolidated Balance Sheet. In determining the impact of SFAS 143, the Company considered the nature and scope of legal restoration obligation provisions contained in its third party ground leases, the historical retirement experience as an indicator of future restoration probabilities, intent in renewing existing ground leases through lease termination dates, current and future value and timing of estimated restoration costs, and the credit adjusted risk-free rate used to discount future obligations.

The following summarizes the activity of the asset retirement obligation liability:

	For the year ended December 31,
	2006	2005
	(in thousands)
Asset retirement obligation at January 1	$942	$1,404
AAT fair value of liability assumed	1,322	—
Amounts added from Acquired towers	223	61
Amounts utilized in tower removals	(4)	(1)
Accretion expense	172	22
Revision in estimates	(23)	(544)

Asset retirement obligation at December 31	$2,632	$942

o. Loss Per Share

Basic and diluted loss per share is calculated in accordance with SFAS No. 128, Earnings per Share. The Company has potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computations are the same for all periods presented. There were 4.2 million, 4.6 million and 4.4 million options outstanding at December 31, 2006, 2005, and 2004, respectively. For the year ended December 31, 2006, the Company granted approximately 1.1 million options at exercise prices between $19.10 and $26.36 per share, which was the fair market value at the date of grant.

p. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net income (loss) and “other comprehensive income (loss).” Comprehensive loss is presented in the Consolidated Statements of Shareholders’ Equity (Deficit).

3. CURRENT ACCOUNTING PRONOUNCEMENTS AND RECENT DEVELOPMENTS

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company adopted SFAS No. 158 on December 31, 2006. The Company currently measures the funded status of its plan as of the date of its year-end statement of financial position. See Note 21 for further discussion regarding the adoption of SFAS No.158.

In July 2006, FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN No. 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. This statement is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN No. 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company adopted the provisions of this statement beginning in the first quarter of 2007. The adoption of FIN No. 48 is not expected to have a material impact on the Company’s results of operation or financial position.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s results of operations or financial position.

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

This review identified various deficiencies in the historical process of granting and documenting stock options. The Company believes that, with respect to certain stock option grants, (i) the proper measurement date for accounting purposes differs from the measurement dates used by SBA, and (ii) the Company incorrectly accounted for options held by persons who served as independent contractors of SBA. During its review, management did not identify any evidence of fraudulent conduct relating to stock option grants. As a result of these findings, the Company has determined that from fiscal 1999 through the end of fiscal year 2005, it had unrecorded non-cash equity-based compensation charges of $8.4 million.

Pursuant to SAB 108, the Company corrected the aforementioned cumulative error in its accounting for equity-based compensation by recording a non-cash cumulative effect adjustment of $8.4 million to additional paid-in capital with an offsetting amount of $7.7 million to accumulated deficit within shareholders’ equity as well as adjustments to property and equipment in the amount of $0.4 million and intangible assets of $0.3 million in its consolidated balance sheet as of December 31, 2006. The capitalized amounts relate to acquisition related costs. For additional discussion regarding the adoption of SAB 108 and its implications, please see “Current Accounting Pronouncements” above.

In connection with the year ended December 31, 2006, the Company recorded a non-cash equity adjustment of $0.9 million to additional paid-in capital within shareholders’ equity with an off-setting adjustment to property and equipment of $0.4 million and intangible assets of $0.3 million in the consolidated balance sheet as of December 31, 2006 and a $0.2 million charge in the consolidated statement of operations for the year ended December 31, 2006. The 2006 adjustment above is not a result of the adoption of SAB 108.

4. RESTRICTED CASH

Restricted cash consists of the following:

	As of December 31, 2006	As of December 31, 2005	Included on Balance Sheets
	(in thousands)
CMBS Certificates	$30,690	$17,937	restricted cash - current asset
Payment and performance bonds	3,713	1,575	restricted cash - current asset
Surety bonds	13,696	10,291	Other assets - noncurrent

Total restricted cash	$48,099	$29,803

In connection with the issuance of the CMBS Certificates, the Company is required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan agreement governing the CMBS Certificates to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and service expenses, and to reserve a portion of advance rents from tenants. Based on the terms of the CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The restricted cash held by the indenture trustee in excess of required reserve balances is subsequently released to the Borrowers on or before the 15th calendar day following month end. All monies held by the indenture trustee after the release date are classified as restricted cash on the Company’s balance sheet.

Payment and performance bonds relate primarily to collateral requirements relating to tower construction currently in process by the Company. Cash pledged as collateral related to surety bonds are issued for the benefit of the Company or its affiliates in the ordinary course of business which primarily relate to the Company’s tower removal obligations.

5. ACQUISITIONS

AAT Acquisition

On April 27, 2006, a subsidiary of SBA Communications acquired 100 percent of the outstanding common stock of AAT Communications Corporation from AAT Holdings, LLC II. AAT owned 1,850 tower sites in the United States. The acquisition provides the Company with a nationwide platform to pursue its asset growth strategy and allows the Company to leverage its fixed overhead costs.

Pursuant to the terms of the Stock Purchase Agreement, the Company paid cash of $634.0 million and issued 17,059,336 shares of the Company’s Class A common stock, valued at $392.7 million based on the average market price of the Company’s Class A common stock over the 5-trading day period ended March 21, 2006. The Company incurred approximately $10.4 million in acquisition related costs in connection with the AAT Acquisition. The results of AAT’s operations have been included in the consolidated financial statements since the date of acquisition. The Company has accounted for the acquisition under the purchase method of accounting in accordance with SFAS 141 – Business Combinations (“FAS 141”). Under this method of accounting, assets acquired and liabilities assumed were recorded on the Company’s balance sheet at their estimated fair values as of the date of acquisition. The total purchase price of approximately $1.0 billion includes the fair value of the Class A common stock issued, the cash paid, and the acquisition related costs incurred.

The determination, as updated as of December 31, 2006, of the estimated fair value of the assets acquired and liabilities assumed relating to the AAT acquisition is summarized below (in thousands):

Accounts receivable	$1,204
Other current assets	1,996
Property, plant, and equipment	368,947
Intangible assets:
Current contract intangible	421,026
Network location intangible	256,710
Other assets	726

Total assets acquired	1,050,609

Current liabilities	(10,283)
Other liabilities	(3,179)

Total liabilities assumed	(13,462)

Net assets acquired	$1,037,147

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

Unaudited Pro Forma Financial Information

The following table presents the unaudited pro forma consolidated results of operations of the Company for years December 31, 2006 and 2005, respectively, as if the AAT acquisition and the related financing transactions were completed as of January 1 of each of the respective years (in thousands, except per share amounts):

	For the year ended December 31,
	2006	2005
Revenues	$379,863	$342,441
Operating income (loss)	$14,710	$(20,390)
Net loss	$(162,573)	$(153,967)
Basic and diluted net loss per common share	$(1.57)	$(1.69)

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

Other Acquisitions

During 2006, the Company acquired 248 completed towers, 2 towers in process, and related assets from various sellers as well as the equity interest of three entities, whose assets consisted almost entirely of 91 towers and related assets. The aggregate consideration paid was $66.7 million in cash and approximately 1.8 million shares of Class A common stock valued at $42.9 million. The Company accounted for all of the above tower acquisitions at fair market value at the date of acquisition. The results of operations of the acquired assets and companies are included with those of the Company from the dates of the respective acquisitions. Other than the AAT Acquisition, none of the individual acquisitions or aggregate acquisitions consummated during 2006 were significant to the Company and accordingly, pro forma financial information has not been presented. In addition, the Company also paid $2.1 million and issued approximately 13,000 shares of Class A common stock in settlement of contingent purchase price amounts payable as a result of acquired towers exceeding certain performance targets.

During 2005, the Company acquired 172 towers and related assets from various sellers as well as the equity of two entities, whose assets consisted almost entirely of 36 towers and related assets. The aggregate purchase price for all acquisitions was $73.5 million. The aggregate consideration paid was $55.1 million in cash and approximately 1.6 million shares of Class A common stock. The Company accounted for all of the above tower acquisitions at fair market value at the date of acquisition. The results of operations of the acquired assets and companies are included with those of the Company from the dates of the respective acquisitions. None of the individual acquisitions or aggregate acquisitions consummated were significant to the Company and, accordingly, pro forma financial information has not been presented. In addition, the Company paid $0.2 million and issued approximately 24,000 shares of Class A common stock in settlement of contingent purchase price amounts payable as a result of acquired towers exceeding certain performance targets.

In accordance with the provisions of SFAS No. 141, Business Combinations, the Company continues to evaluate all acquisitions within one year after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met. These intangible assets represent the value associated with current leases in place (“Current Contract Intangibles”) at the acquisition date and future tenant leases anticipated to be added (“Network Location Intangible”) to the acquired towers and were calculated using the discounted values of the current or future expected cash flows. The intangible assets are estimated to have an economic useful life consistent with the economic useful life of the related tower assets, which is typically 15 years.

From time to time, the Company agrees to pay additional consideration for such acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the 1-3 years after they have been acquired. As of December 31, 2006, the Company had an obligation to pay up to an additional $4.8 million in consideration if the performance targets contained in various acquisition agreements are met. These obligations are associated with acquisitions within the Company’s site leasing segment. In certain acquisitions the additional consideration may be paid in cash or shares of Class A common stock at the Company’s option. The Company records such obligations as additional consideration when it becomes probable that the targets will be met.

6. INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	At December 31, 2006			At December 31, 2005
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Current contract intangibles	$468,561	$(21,405)	$447,156	$20,210	$(620)	$19,590
Network location intangibles	290,768	(13,052)	277,716	11,805	(309)	11,496
Covenants not to compete	6,231	(6,231)	—	6,231	(5,826)	405

	$765,560	$(40,688)	$724,872	$38,246	$(6,755)	$31,491

All intangibles noted above are contained in our site leasing segment. Amortization expense relating to the intangible assets above was $33.9 million, $1.9 million and $1.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the purchase price is finalized for all acquisitions.

Estimated amortization expense on the Company’s current contract and network location intangibles is as follows:

For the year ended December 31,	(in thousands)
2007	$50,622
2008	50,622
2009	50,622
2010	50,622
2011	50,622
Thereafter	471,762

Total	$724,872

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	As of December 31, 2006	As of December 31, 2005
	(in thousands)
Towers and related components	$1,571,340	$1,117,497
Construction-in-process	4,555	4,792
Furniture, equipment and vehicles	27,391	25,552
Land, buildings and improvements	40,947	22,549

	1,644,233	1,170,390
Less: accumulated depreciation	(538,291)	(442,057)

Property and equipment, net	$1,105,942	$728,333

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company's operations.

Depreciation expense was $99.0 million, $85.3 million, and $89.3 million for the years ended December 31, 2006, 2005, and 2004, respectively. At December 31, 2006, non-cash capital expenditures that are included in accounts payable and accrued expenses were $2.6 million, compared to $3.2 million at December 31, 2005.

8. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of the following:

	As of December 31, 2006	As of December 31, 2005
	(in thousands)
Costs incurred on uncompleted contracts	$104,157	$94,323
Estimated earnings	18,771	15,609
Billings to date	(104,580)	(86,139)

	$18,348	$23,793

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	As of December 31, 2006	As of December 31, 2005
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$19,403	$25,184
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,055)	(1,391)

	$18,348	$23,793

At December 31, 2006 one significant customer comprised 69.3% of the costs and estimated earnings in excess of billings, net of billings in excess of costs, while at December 31, 2005, three significant customers comprised 75.4% of the costs and estimated earnings in excess of billings, net of billings in excess of costs.

9. CONCENTRATION OF CREDIT RISK

The Company's credit risks consist primarily of accounts receivable with national, regional and local wireless communications providers and federal and state governmental agencies. The Company performs periodic credit evaluations of its customers' financial condition and provides allowances for doubtful accounts as required based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company generally does not require collateral. The following is a list of significant customers and the percentage of total revenue derived from such customers:

	For the year ended December 31,
	2006	2005	2004
Sprint Nextel	27.6%	30.9%	31.0%
Cingular (now AT&T)	21.4%	25.5%	22.7%

The Company's site development consulting, site development construction and site leasing segments derive revenue from these customers. Client concentrations with respect to revenues in each of the segments are as follows:

	Percentage of Site Leasing Revenue for the year ended December 31,
	2006	2005	2004
Cingular (now AT&T)	26.7%	28.0%	27.5%
Sprint/Nextel	26.2%	30.7%	29.4%
Verizon	9.7%	10.1%	9.5%

	Percentage of Site Development Consulting Revenue for the year ended December 31,
	2006	2005	2004
Sprint Nextel	38.0%	1.9%	2.6%
Verizon Wireless	26.6%	32.4%	26.1%
Bechtel Corporation*	10.0%	23.3%	24.7%
Cingular (now AT&T)	6.8%	28.3%	26.7%

	Percentage of Site Development Construction Revenue for the year ended December 31,
	2006	2005	2004
Sprint Nextel	30.0%	36.0%	39.7%
Bechtel Corporation*	17.4%	11.6%	14.5%
Cingular (now AT&T)	6.9%	20.3%	12.5%

*	Substantially all the work performed for Bechtel Corporation was for its client Cingular.

At December 31, 2006 and 2005, two significant customers comprise 57.1% and three significant customers comprise 49.6%, respectively, of site development consulting and construction segments combined accounts receivable. These same customers comprise 49.2% and 46.6% of the Company’s total accounts receivable at December 31, 2006 and 2005, respectively.

10. ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of December 31, 2006	As of December 31, 2005
	(in thousands)
Salaries and benefits	$3,418	$3,746
Real estate and property taxes	6,648	4,410
Other	7,534	7,388

	$17,600	$15,544

11. DEBT

	As of December 31, 2006	As of December 31, 2005
	(in thousands)
Commercial mortgage pass-through certificates, series 2005-1, secured, interest payable monthly in arrears, balloon payment principal of $405,000 with an anticipated repayment date of November 15, 2010. Interest at varying rates (5.369% to 6.706%) at December 31, 2006 and 2005.	$405,000	$405,000
Commercial mortgage pass-through certificates, series 2006-1, secured, interest payable monthly in arrears, balloon payment principal of $1,150,000 with an anticipated repayment date of November 15, 2011. Interest at varying rates (5.314% to 7.825%) at December 31, 2006.	1,150,000	—
8 1/2% senior notes, unsecured, interest payable semi-annually in arrears on June 1 and December 1. Balance repurchased in full April 27, 2006.	—	162,500
9 3/4% senior discount notes, net of unamortized original issue discount of $44,424 at December 31, 2005, unsecured, cash interest payable semi-annually in arrears beginning June 15, 2008, and the accreted balance of $223,736 repurchased on April 27, 2006.	—	216,892
Senior revolving credit facility. Facility originated in December 2005. No amounts outstanding at December 31, 2006 and 2005.	—	—

Total debt	$1,555,000	$784,392

Commercial Mortgage Pass-Through Certificates, Series 2005-1

On November 18, 2005, SBA CMBS-1 Depositor LLC (the “Depositor”), an indirect subsidiary of the Company, sold in a private transaction, $405 million of the Initial CMBS Certificates issued by SBA CMBS Trust (the “Trust”), a trust established by the Depositor (the “Initial CMBS Transaction”). The Initial CMBS Certificates consisted of five classes, all of which are rated investment grade, as indicated in the table below:

Subclass	Initial Subclass Principal Balance	Pass through Interest Rate
	(in thousands)
2005-1A	$238,580	5.369%
2005-1B	48,320	5.565%
2005-1C	48,320	5.731%
2005-1D	48,320	6.219%
2005-1E	21,460	6.706%

	$405,000	5.608%

The weighted average monthly fixed coupon interest rate of the Initial CMBS Certificates is 5.6% and the effective weighted average fixed interest rate is 4.8%, after giving effect to the settlement of two interest rate swap agreements entered in contemplation of the transaction (See note 12). The Initial CMBS Certificates have an anticipated repayment date of November 15, 2010 with a final repayment date in 2035. The Company incurred deferred financing fees of $12.2 million associated with the closing of this transaction.

Commercial Mortgage Pass-Through Certificates, Series 2006-1

On November 6, 2006, the Depositor, sold in a private transaction, $1.15 billion of the Additional CMBS Certificates, issued by the Trust (the “Additional CMBS Transaction”). The Additional CMBS Certificates consist of nine classes as indicated in the table below:

Subclass	Initial Subclass Principal Balance	Pass through Interest Rate
	(in thousands)
2006-1A	$439,420	5.314%
2006-1B	106,680	5.451%
2006-1C	106,680	5.559%
2006-1D	106,680	5.852%
2006-1E	36,540	6.174%
2006-1F	81,000	6.709%
2006-1G	121,000	6.904%
2006-1H	81,000	7.389%
2006-1J	71,000	7.825%

Total	$1,150,000	5.993%

The contractual weighted average monthly fixed interest rate of the Additional CMBS Certificates is 6.0%, and the effective weighted average fixed interest rate is 6.3% after giving effect to the settlement of the nine interest rate swap agreements entered in contemplation of the transaction (see note 12). The Additional CMBS Certificates have an expected life of five years with a final repayment date in 2036. The proceeds of the Additional CMBS Certificates primarily repaid the bridge loan secured in connection with the AAT Acquisition and fund required reserves and expenses associated with the Additional CMBS Transaction. The Company incurred deferred financing fees of $23.3 million associated with the closing of this transaction.

The CMBS Certificates

In connection with the Initial CMBS Transaction, the $400 million Amended and Restated Credit Agreement (“Senior Credit Facility”), dated as of January 30, 2004, among SBA Senior Finance, as borrower and the lenders (the “Loan Agreement”) was amended and restated to replace SBA Properties as the new borrower under the Loan Agreement and to completely release SBA Senior Finance and the other guarantors of any obligations under the Loan Agreement, to increase the principal amount of the loan to $405.0 million and to amend various other terms (as amended and restated, the “Mortgage Loan Agreement”). Furthermore, the Mortgage Loan Agreement was purchased by the Depositor with proceeds from the Initial CMBS Transaction. The Depositor then assigned the underlying mortgage loan to the Trust, who will have all rights as Lender under the Mortgage Loan Agreement.

The assets of the Trust, which issued the CMBS Certificates, consists of non-recourse mortgage loan initially made in favor of SBA Properties, Inc. (the “Initial Borrower”). In connection with the issuance of the Additional CMBS Certificates, each of SBA Sites, Inc., SBA Structures, Inc., SBA Towers, Inc., SBA Towers Puerto Rico, Inc. and SBA Towers USVI, Inc. (the “Additional Borrowers”) were added as additional borrowers under the mortgage loan and the principal amount of the mortgage loan was increased by $1.15 billion to an aggregate of $1.56 billion. The Borrowers are jointly and severally liable under the mortgage loan. The mortgage loan is to be paid from the operating cash flows from the aggregate 4,975 towers owned by the Borrowers. Subject to certain limited exceptions described below, no payments of principal will be required to be made prior to the monthly payment date in November 2010, which is the anticipated repayment date for the components of the mortgage loan corresponding to the Initial CMBS Certificates, and no payments of principal will be required to be made in relation to the components of the mortgage loan corresponding to the Additional CMBS Certificates prior to the monthly payment date in November 2011. However, if the debt service coverage ratio, defined as the Net Cash Flow (as defined in the Mortgage Loan Agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to the

Borrowers. The funds in the reserve account will not be released to the Borrowers unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan. Otherwise, on a monthly basis, the excess cash flow of the Borrowers held by the Trustee after payment of principal, interest, reserves and expenses is distributed to the Borrowers.

The Borrowers may not prepay the mortgage loan in whole or in part at any time prior to November 2010 (the “Initial CMBS Certificates Anticipated Repayment Date”) for the components of the mortgage loan corresponding to the Initial CMBS Certificates and November 2011 (the “Additional CMBS Certificates Anticipated Repayment Date”) for the components of the mortgage loan corresponding to the Additional CMBS Certificates, except in limited circumstances (such as the occurrence of certain casualty and condemnation events relating to the Borrowers’ tower sites). Thereafter, prepayment is permitted provided it is accompanied by any applicable prepayment consideration. If the prepayment occurs within nine months of the final maturity date, no prepayment consideration is due. The entire unpaid principal balance of the mortgage loan components corresponding to the Initial CMBS Certificates will be due in November 2035 and those corresponding to the Additional CMBS Certificates will be due in November 2036. However, to the extent that the full amount of the mortgage loan component corresponding to the Initial CMBS Certificates or the amount of the mortgage loan component corresponding to the Additional CMBS Certificates are not fully repaid by their respective anticipated repayment dates, the interest rate payable on any such mortgage loan outstanding will significantly increase in accordance with the formula set forth in the mortgage loan. The mortgage loan may be defeased in whole at any time.

The mortgage loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the tower sites and their operating cash flows, (2) a security interest in substantially all of the Borrowers’ personal property and fixtures and (3) the Borrowers’ rights under the management agreement they entered into with Network Management. relating to the management of the Borrowers’ tower sites by Network Management pursuant to which SBA Network Management arranges for the payment of all operating expenses and the funding of all capital expenditures out of amounts on deposit in one or more operating accounts maintained on the Borrowers’ behalf. For each calendar month, Network Management is entitled to receive a management fee equal to 7.5% of the Borrowers’ operating revenues for the immediately preceding calendar month. This management fee was reduced from 10% in connection with the issuance of the Additional CMBS Certificates.

In connection with issuance of the CMBS Certificates, the Company is required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan governing the Certificates to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and service expenses, and to reserve a portion of advance rents from tenants on the 4,975 tower sites. Based on the terms of the CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The monies held by the indenture trustee as of December 31, 2006 are classified as restricted cash on the Company’s Balance Sheet (see note 4). The monies held by the indenture trustee in excess of required reserve balances are subsequently released to the Borrowers on or before the 15th calendar day following month end.

Bridge Loan

In connection with the AAT Acquisition, on April 27, 2006, SBA Senior Finance entered into a credit agreement for a $1.1 billion bridge loan. The proceeds of the loan were used in the acquisition of AAT and to repurchase the remaining amounts outstanding of the Company’s 8 1/2% senior notes and 9  3/4% senior discount notes (see below). The bridge loan had a maturity date (after extension of an option by the Company) of January 27, 2007, but was repaid in full on November 6, 2006 with the proceeds from the Additional CMBS Transaction. The Company recorded a $3.4 million loss from write-off of deferred financing fees and extinguishment of debt in connection with the repayment of this facility.

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

Revolving Credit Facility

On December 22, 2005, SBA Senior Finance II LLC, a subsidiary of the Company, closed on a secured revolving credit facility in the amount of $160.0 million. Amounts borrowed under this facility are secured by a first lien on substantially all of SBA Senior Finance II’s assets and are guaranteed by the Company and certain of its other subsidiaries. This facility replaces the prior facility which was assigned and became the mortgage loan underlying the Initial CMBS Certificates issuance. The Company incurred deferred financing fees of $1.2 million associated with the closing of this transaction.

This facility consists of a $160.0 million revolving loan which may be borrowed, repaid and redrawn, subject to compliance with certain covenants. The Company was restricted from borrowing under this facility during the period of time that the bridge loan remained outstanding based on an agreement with its lenders. Upon repayment of the bridge loan on November 6, 2006 from the proceeds of the Additional CMBS Transaction, this restriction was removed and the Company is able to utilize the revolving credit facility according to the initial terms of the borrowing arrangement.

The revolving credit facility matures on December 21, 2007. Amounts borrowed under the facility will accrue interest at LIBOR plus a margin that ranges from 75 basis points to 200 basis points or at a base rate plus a margin that ranges from 12.5 basis points to 100 basis points. Unused amounts on this facility accrue interest at 37.5 basis points on the $160.0 million committed amount.

The revolving credit facility requires SBA Senior Finance II to maintain specified financial ratios, including ratios regarding its debt to annualized operating cash flow, debt service, cash interest expense and fixed charges for each quarter. The revolving credit facility also contains affirmative and negative covenants that, among other things, limit the Company’s ability to incur debt and liens, sell assets, commit to capital expenditures, enter into affiliate transactions or sale-leaseback transactions, and build and/or acquire towers without anchor or acceptable tenants. SBA Senior Finance II’s ability in the future to comply with the covenants and access the available funds under the revolving credit facility in the future will depend on its future financial performance. The Company had availability under the revolving credit facility of $29.0 million at December 31, 2006.

As of December 31, 2006, the Company was in compliance with the covenants of the indentures relating to the Initial and Additional CMBS Certificates and the revolving credit facility.

The Company's debt is expected to mature as follows:

For the year ended December 31,	(in thousands)
2007	$—
2008	—
2009	—
2010	405,000
2011	1,150,000

Total	$1,555,000

12. DERIVATIVE FINANCIAL INSTRUMENTS

Additional CMBS Certificate Swaps

At various dates during 2006, a subsidiary of the Company entered into nine forward-starting interest rate swap agreements (the “Additional CMBS Certificate Swaps”), at an aggregate notional principal amount of $1.0 billion, to hedge the variability of future interest rates in anticipation of the issuance of debt, which the Company originally expected to be issued on or before December 21, 2007 by an affiliate of the Company. Under the swap agreements, the subsidiary had agreed to pay a fixed interest rate ranging from 5.019% to 5.47% on the total notional amount of $1.0 billion, beginning on the originally expected debt issuance dates for a period of five years, in exchange for receiving floating payments based on three month LIBOR on the same $1.0 billion notional amount for the same five year period.

On November 6, 2006, a subsidiary of the Company entered into a purchase agreement with JP Morgan Securities, Inc., Lehman Brothers Inc. and Deutsche Bank Securities Inc. regarding the Additional CMBS Transaction. In connection with this agreement, The Company terminated the Additional CMBS Certificate Swaps, resulting in a $14.5 million settlement payment by the Company. The Company determined a portion of the swaps to be ineffective, and as a result, the Company recorded $1.7 million as interest expense on the Statement of Operations. The additional deferred loss of $12.8 million is being amortized utilizing the effective interest method over the anticipated five year life of the Additional CMBS Certificates and will increase the effective interest rate on these certificates by 0.3% over the weighted average fixed interest rate of 6.0%. The unamortized value of the settlement payment is recorded in accumulated other comprehensive income in the Consolidated Balance Sheets.

Initial CMBS Certificates Swaps

On June 22, 2005, in anticipation of the Initial CMBS Transaction (see note 11), the Company entered into two forward starting interest rate swap agreements, each with a notational principal amount of $200.0 million to hedge the variability of future interest rates on the Initial CMBS Transaction. Under the swap agreements, we agreed to pay the counterparties a fixed interest rate of 4.199% on the total notional amount of $400.0 million, beginning on December 22, 2005 through December 22, 2010 in exchange for receiving floating payments based on the three-month LIBOR on the same notional amount for the same five-year period. The Company determined the swaps to be effective cash flow hedges and recorded the fair value of the interest rate swaps in accumulated other comprehensive income, net of applicable income taxes.

On November, 4, 2005, two of the Company’s subsidiaries entered into a purchase agreement with Lehman Brothers Inc. and Deutsche Bank Securities Inc. regarding the purchase and sale of $405.0 million of commercial mortgage pass-through certificates issued by SBA CMBS Trust, a trust established by a special purpose subsidiary of the Company. In connection with this agreement, the Company terminated the Initial CMBS Certificates Swaps, resulting in a $14.8 million settlement payment to the Company. The settlement payment will be amortized into interest expense on the Consolidated Statement of Operations utilizing the effective interest method over the anticipated five year life of the Initial CMBS Certificates and will reduce the effective interest rate on the Certificates by 0.8%. The unamortized value of the settlement payment is recorded in accumulated other comprehensive income in the Consolidated Balance Sheets.

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

The counter-party to the interest rate swap agreement terminated the swap agreement in October 2002. In connection with this termination, the counter-party paid the Company $6.2 million, which included approximately $0.8 million in accrued interest. The remaining approximately $5.4 million received was deferred and recognized as a reduction to interest expense over the remaining term of the senior notes using the effective interest method. Amortization of the deferred gain during 2004 was approximately $0.7 million. Additionally, $1.9 million of the deferred gain was recognized as a reduction in loss from write-off of deferred financing fees and extinguishment of debt in connection with the repurchase of $186.5 million of 10 1/4% senior notes in December 2004. The balance of $1.9 million outstanding at December 31, 2004 was written off in connection with the repayment of the 10 1/4% senior notes in February 2005 and is included as a reduction in loss from write-off of deferred financing fees and extinguishment of debt on the Statement of Operations.

13. SHAREHOLDERS' EQUITY

a. Offerings of Common Stock

In July 2000, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission registering the sale of up to $500.0 million of any combination of Class A common stock, preferred stock, debt securities, depository shares, or warrants. On May 11, 2005, the Company issued 8.0 million shares of Class A common stock. The net proceeds were $75.4 million after deducting underwriters’ fees and offering expenses, and were used to redeem an accreted balance of $68.9 million of the 9  3/4% senior discount notes.

On October 5, 2005, the Company issued 10.0 million shares of Class A common stock. The net proceeds were $151.4 million after deducting underwriters’ fees and offering expenses, and were used to redeem $130.4 million of the Company’s 9  3/4% senior discount notes and 8  1/2% senior notes.

During the year ended December 31, 2006, the Company did not issue any securities under this shelf registration. At December 31, 2006, the Company can issue up to $21.4 million of securities under the universal shelf registration statement.

b. Registration of Additional Shares

During 2006, the Company filed a shelf registration statement on Form S-4 with the Securities and Exchange Commission registering an aggregate 4.0 million shares of its Class A common stock. These 4.0 million shares are in addition to 3.0 million and 5.0 million shares registered during 2000 and 2001, respectively. These shares may be issued in connection with acquisitions of wireless communication towers or companies that provide related services. During the years ended December 31, 2006, 2005 and 2004, the Company issued 1.8 million shares, 1.7 million shares and 0.4 million shares, respectively, of its Class A common stock pursuant to these registration statements in connection with acquisitions. At December 31, 2006, 4.5 million shares remain available for issuance under this shelf registration.

On November 27, 2006, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering an additional 2.5 million shares of its Class A common stock issuable under the 2001 Equity Participation Plan.

On April 14, 2006, the Company filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables the Company to issue shares of its Class A common stock, shares of preferred stock, which may be represented by depositary shares, unsecured senior, senior subordinated or subordinated debt securities; and warrants to purchase any of these securities. Under the rules governing the automatic shelf registration statements, the Company will file a prospectus supplement and advise the Commission of the amount and type of securities each time the Company issues securities under this registration statement. During the year ended December 31, 2006, the Company did not issue any securities under this shelf registration statement.

c. Other Common Stock Transactions

During 2006, in connection with the AAT Acquisition the Company issued 17,059,336 shares of its Class A common stock.

During 2004, the Company exchanged $49.7 million of its 10 1/4% senior notes for 8.7 million shares of its Class A common stock. The Company also exchanged $1.3 million in face value of its 9 3/4% senior discount notes for approximately 136,000 shares of its Class A common stock during 2004.

d. Shareholder Rights Plan and Preferred Stock

During January 2002, the Company's Board of Directors adopted a shareholder rights plan and declared a dividend of one preferred stock purchase right for each outstanding share of the Company's common stock. Each of these rights which are currently not exercisable will entitle the holder to purchase one one-thousandth (1/1000) of a share of the Company's newly designated Series E Junior Participating Preferred Stock. In the event that any person or group acquires beneficial ownership of 15% or more of the outstanding shares of the Company's common stock or commences or announces an intention to commence a tender offer that would result in such person or group owning 15% or more of the Company's common stock, each holder of a right (other than the acquirer) will be entitled to receive, upon payment of the exercise price, a number of shares of common stock having a market value equal to two times the exercise price of the right. In order to retain flexibility and the ability to maximize shareholder value in the event of transactions that may arise in the future, the Board retains the power to redeem the rights for a set amount. The rights were distributed on January 25, 2002 and expire on January 10, 2012, unless earlier redeemed or exchanged or terminated in accordance with the Rights Agreement.

14. STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R. The Company accounts for stock issued to non-employees in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” As a result of applying SFAS 123R to unvested stock options at December 31, 2005, the Company’s loss from continuing operations and net loss was $5.4 million higher for the year ended December 31, 2006. Basic and diluted loss per share was $0.06 higher as a result of applying SFAS 123R for the year ended December 31, 2006. Additionally, there was no effect on cash flows from operations and financing activities.

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

Stock Options

The Company has three equity participation plans (the 1996 Stock Option Plan, the 1999 Equity Participation Plan and the 2001 Equity Participation Plan) whereby options (both non-qualified and incentive stock options), stock appreciation rights and restricted stock may be granted to directors, employees and consultants. Upon adoption of the 2001 Equity Participation Plan, no further grants are permitted under the 1996 Stock Option Plan and the 1999 Equity Participation Plan. The 2001 Equity Participation Plan provides for a maximum issuance of shares, together with all outstanding options and unvested shares of restricted stock under all three of the plans, equal to 15% of the Company’s common stock outstanding, adjusted for certain shares issued and the exercise of certain options. These options generally vest between three and six years from the date of grant on a straight-line basis and generally have a ten year life.

From time to time, restricted shares of Class A common stock or options to purchase Class A common stock have been granted under the Company’s equity participation plans at prices below market value at the time of grant. The Company recorded approximately $0.4 million, $0.5 million and $0.5 million of non-cash compensation expense during the years ended December 31, 2006, 2005 and 2004, respectively, relating to the issuance of these shares.

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

	For the year ended December 31,
	2006	2005	2004
Risk free interest rate	4.2% - 5.1%	3.8% - 4.2%	3.5%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	43.7% - 45%	45%	113%
Expected lives	3.75 years	3.75 years	4 years

A summary of shares reserved for future issuance under these plans as of December 31, 2006 is as follows:

(in thousands)
Reserved for 1996 Stock Option Plan	42
Reserved for 1999 Equity Participation Plan	123
Reserved for 2001 Equity Participation Plan	12,288

12,453

The following table summarizes the Company’s activities with respect to its stock option plan years ended 2006, 2005, and 2004 as follows (dollars and number of shares in thousands, except for per share data):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term
Outstanding at January 1, 2003	3,788	$7.79
Granted	1,390	$4.27
Exercised	(173)	$(3.11)
Canceled	(590)	$(6.81)

Outstanding at December 31, 2004	4,415	$7.04
Granted	1,345	$8.91
Exercised	(978)	$(4.04)
Canceled	(207)	$(7.29)

Outstanding at December 31, 2005	4,575	$8.22
Granted	1,126	$20.02
Exercised	(1,181)	$(8.07)
Canceled	(368)	$(26.04)

Outstanding at December 31, 2006	4,152	$9.87	7.4

Exercisable at December 31, 2006	1,263	$6.70	6.0

Unvested at December 31, 2006	2,889	$11.26	8.0

The weighted-average fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $8.18, $3.43 and $3.28, respectively. The total intrinsic value for options exercised during the years ended December 31, 2006, 2005 and 2004 was $21.2 million, $10.2 million and $0.9 million, respectively.

Cash received from option exercises under all plans for years ended December 31, 2006, 2005 and 2004 was approximately $9.5 million, $3.9 million and $0.5 million, respectively. No tax benefit was realized for the tax deductions from option exercises under all plans for the years ended December 31, 2006, 2005 and 2004, respectively.

Additional information regarding options outstanding and exercisable at December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range	Outstanding (in thousands)	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price	Exercisable (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.05 - $ 2.63	662	5.9	$2.08	354	$2.07
$ 3.27 - $ 9.69	2,212	7.3	$6.74	740	$6.61
$10.67 - $ 14.80	98	7.0	$13.74	54	$12.98
$15.25 - $ 24.75	1,048	8.4	$18.78	98	$15.27
$26.14 - $ 50.13	132	8.5	$27.86	17	$38.15

	4,152			1,263		$26,300

The following table summarizes the activity of options to purchase shares of SBA common stock that had not yet vested:

	Number of Shares	Weighted- Average Fair Market Value Per Share	Aggregate Intrinsic Value
	(in thousands, except for per share amounts)
Unvested as of December 31, 2005	3,059	$3.29
Shares Granted	1,126	$8.18
Vesting during period	(1,180)	$3.46
Forfeited or cancelled	(116)	$5.93

Unvested as of December 31, 2006	2,889	$5.00	$46,927

As of December 31, 2006, there were options to purchase 2.9 million shares of SBA common stock that had not yet vested and were expected to vest in future periods at a weighted average exercise price of $11.26. The aggregate intrinsic value for stock options in the preceding tables represents the total intrinsic value, based on Company’s closing stock price of $27.50 as of December 31, 2006. The amount represents the total intrinsic value that would have been received by the holders of the stock-based awards had these awards been exercised and sold as of that date.

As of December 31, 2006, the total unrecognized compensation cost related to unvested stock options outstanding under the Plans is $11.2 million. That cost is expected to be recognized over a weighted average period of 1.3 years.

The total fair value of shares vested during 2006, 2005, and 2004 was $4.1 million, $3.7 million, and $2.5 million, respectively.

Employee Stock Purchase Plan

In 1999, the Board of Directors of the Company adopted the 1999 Stock Purchase Plan (the “Purchase Plan”). A total of 500,000 shares of Class A common stock were reserved for purchase under the Purchase Plan. During 2003, an amendment to the Purchase Plan was adopted which increased the number of shares reserved for purchase from 500,000 to 1,500,000 shares. The Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to 85% of the fair market value of the Class A common stock on the last day of an offering period. For the year ended December 31, 2006 approximately 46,700 shares of the Company’s Class A common stock were issued under the Purchase Plan, which resulted in cash proceeds to the Company of $1.0 million compared to the year ended December 31, 2005 when approximately 69,700 shares of the Company’s Class A common stock were issued under the Purchase Plan, which resulted in cash proceeds to the Company of $1.0 million. At December 31, 2006, approximately 628,000 shares remain which can be issued under the Purchase Plan. In addition, the Company recorded $0.2 million of non-cash compensation expense relating to these shares for the year ended December 31, 2006.

Non-Cash Compensation Expense

The table below reflects a break out by category of the amounts recognized in the statement of operations for the year ended December 31, 2006 for non-cash compensation expense (in thousands):

For the year ended December 31, 2006
Cost of revenues	$151
Selling, general and administrative	5,259

Total cost of non-cash compensation included in income, before income tax	5,410
Amount of income tax recognized in earnings	—

Amount charged against income	$5,410

For the years ended December 31, 2006, 2005, and 2004, non-cash compensation expense included in the Consolidated Statement of Operations relating to employees was $5.1 million, $0.5 million, and $0.5 million, respectively. For the year ended December 31, 2006, non-cash compensation expense included in the Consolidated Statement of Operations relating to non-employees was $0.3 million. In addition, the Company capitalized $1.3 million of non-cash compensation to fixed and intangible assets relating to non-employees for the year ended December 31, 2006.

Pro-Forma Non-Cash Compensation Expense

Prior to December 31, 2005, the Company accounted for non-cash compensation arrangements in accordance with the provisions and related interpretations of APB 25. Had compensation cost for share-based awards been determined consistent with SFAS No. 123R, the net income and earnings per share would have been adjusted to the following pro forma amounts (in thousands, except for per share data):

	For the year ended December 31,
	2005	2004
Net loss, as reported	$(94,709)	$(147,280)
Non-cash compensation charges included in net loss	462	470
Incremental stock-based compensation (expense determined under the fair value based method for all awards, net of related tax effects)	(4,247)	(5,359)

Pro forma net loss	$(98,494)	$(152,169)

Loss per share:
Basic and diluted - as reported	$(1.28)	$(2.52)

Basic and diluted - pro forma	$(1.33)	$(2.61)

15. ASSET IMPAIRMENT AND OTHER (CREDITS) CHARGES

During the third quarter of 2006, the Company reevaluated the remaining liability relating to its restructuring program initiated in 2002. The Company determined that the liability was no longer needed as all office space included in the restructuring liability is now being fully utilized by the Company in its operations. As a result, the Company recorded a credit of $0.4 million which is shown in asset impairment and other (credits) charges in the Consolidated Statement of Operations.

During 2005, the Company reevaluated its future cash flow expectations on one tower that had not achieved expected lease up results. The resulting change in fair value of this tower, as determined using a discounted cash flow analysis, resulted in an impairment charge of $0.2 million. By comparison, in 2004 the Company reevaluated its future cash flow expectations on ten towers and other related equipment that had not achieved expected lease up results. The change in fair value of these towers, as determined using a discounted cash flow analysis, resulted in an impairment charge of $2.6 million.

Additionally in 2004, the Company reevaluated its future cash flow expectations on three microwave networks utilized by its customers. One of these customers rejected their microwave backhaul agreements under the settlement plan approved as part of their bankruptcy. The other customer notified the Company in the fourth quarter of 2004 of their intention not to renew their agreement upon expiration. An analysis of these networks resulted in a remote possibility of other customers utilizing the network. As a result, the Company wrote down the value of the underlying equipment utilized in these networks and recorded a charge of $4.5 million. Furthermore, in the fourth quarter of 2005, the Company determined that the remaining microwave network equipment has no residual value and recorded an additional charge of $0.2 million. These amounts are included in asset impairment charges in the Consolidated Statement of Operations for the years ended December 31, 2004 and 2005, respectively.

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

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) has no impact on the Company’s net loss but is reflected in the consolidated balance sheet through adjustments to shareholders’ equity (deficit). Accumulated other comprehensive income (loss) derives from the amortization of deferred gain/loss from settlement of derivative financial statements relating to the CMBS Certificates issuance and minimum pension liability relating to the Company’s pension plan (see note 21). We specifically identify the amount of the amortization of deferred gain/loss from settlement of derivative financial statements recognized in other comprehensive loss from settlement of derivative financial statements. A rollforward of accumulated other comprehensive income (loss) for the year ended December 31, 2006 and 2005 is as follows:

	Deferred Gain/(Loss) from Settlement of Derivative Financial Instruments	Minimum Pension Liability Adjustment	Total
	(in thousands)
Balance December 31, 2004	$—	$—	$—
Deferred gain from settlement of terminated swaps	14,774	—	14,774
Amortization of deferred gain from settlement of terminated swaps	(314)	—	(314)

Balance December 31, 2005	14,460	—	14,460
Deferred loss from settlement of terminated swaps	(12,836)	—	(12,836)
Amortization of deferred gain/loss from settlement of terminated swaps, net	(2,370)	—	(2,370)
Minimum pension liability adjustment		80	80

Balance December 31, 2006	$(746)	$80	$(666)

There is no net tax impact for the components of other comprehensive income (loss) due to the valuation allowance on the Company’s deferred tax assets.

17. DISCONTINUED OPERATIONS

In March 2003 certain of the Company's subsidiaries entered into a definitive agreement (the "Western tower sale") to sell up to an aggregate of 801 towers, which represented substantially all of the Company's towers in the Western two-thirds of the United States. The Company ultimately sold 784 of the 801 towers as part of the Western tower sale, representing all but three of the 787 total towers sold in 2003. On April 29, 2004, the Company received notification from the purchaser of the Western towers as to certain claims for indemnification totaling approximately $4.3 million. In December 2004, the claims for indemnification of $4.3 million were settled for $2.8 million and this amount was released to the purchaser of the Western towers. The remaining $1.5 million was released to the Company in December 2004. The Company recorded a charge of $2.1 million in 2004 relating to the settlement of the claims, which is included in discontinued operations, net of income taxes in the Consolidated Statement of Operations.

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

The following is a summary of the operating results of the discontinued operations relating to the Western tower sale and the 47 additional towers accounted for as discontinued operations:

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Revenues	$—	$16	$168

Loss from operations, net of income taxes	$—	$(43)	$(270)
Gain (loss) on disposal of discontinued operations, net of income taxes	—	101	(1,622)

Gain (loss) from discontinued operations, net of income taxes	$—	$58	$(1,892)

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

The following is a summary of the operating results of the discontinued operations relating to the Western site development services:

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Revenues	$—	$51	$14,280

Loss from operations, net of income taxes	$—	$(119)	$(578)
Loss on disposal of discontinued operations, net of income taxes	—	—	(787)

Loss from discontinued operations, net of income taxes	$—	$(119)	$(1,365)

No interest expense has been allocated to discontinued operations for the years ended December 31, 2006, 2005 and 2004. At December 31, 2006 and December 31, 2005, there were no assets or liabilities held for sale. The notes to the consolidated financial statements for all years presented have been adjusted for the discontinued operations described above.

18. INCOME TAXES

The provision (benefit) for income taxes from continuing operations consists of the following components:

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Current provision for taxes:
Federal income tax	$—	$—	$—
State and local taxes	470	2,104	710

Total current	470	2,104	710

Deferred provision (benefit) for taxes:
Federal income tax	(53,747)	(30,686)	(44,937)
State and local taxes	(13,827)	(3,259)	(10,622)
Increase in valuation allowance	67,621	33,945	55,559

Total deferred	47	—	—

Total	$517	$2,104	$710

A reconciliation of the provision (benefit) for income taxes from continuing operations at the statutory U.S. Federal tax rate (35%) and the effective income tax rate is as follows:

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Statutory Federal benefit	$(46,526)	$(31,466)	$(48,726)
State and local taxes	(13,827)	(762)	(6,542)
Federal rate differential	(3,847)	—	—
Other	(2,904)	387	419
Valuation allowance	67,621	33,945	55,559

	$517	$2,104	$710

The components of the net deferred income tax asset (liability) accounts are as follows:

	As of December 31,
	2006	2005
	(in thousands)
Allowance for doubtful accounts	$477	$370
Deferred revenue	10,583	4,675
Accrued liabilities	4,059	3,661
Valuation allowance	(15,119)	(8,706)

Current net deferred taxes	$—	$—

Original issue discount	—	13,476
Net operating loss	354,459	245,585
Property, equipment & intangible basis differences	(265,295)	(6,827)
Straight-line rents	6,440	5,792
Early extinguishment of debt	(284)	5,249
Other	3,792	2,399
Valuation allowance	(99,112)	(265,674)

Non-current net deferred taxes	$—	$—

The Company has recorded a valuation allowance for deferred tax assets as management believes that it is not "more likely than not" that the Company will be able to generate sufficient taxable income in future periods to recognize the assets. The net change in the valuation allowance for the years ended December 31, 2006, 2005 and 2004 was $(160.1) million, $(3.7) million, and $57.9 million, respectively. In addition, $31.9 million of the valuation allowance may be utilized in future periods to reduce intangible assets recorded in connection with the acquisition of AAT.

The Company has available at December 31, 2006, a net federal operating tax loss carry-forward of approximately $957.5 million of which approximately $61.3 million will benefit additional paid in capital when the loss is utilized. These net operating tax loss carry-forwards will expire between 2020 and 2026. The Internal Revenue Code places limitations upon the future availability of net operating losses based upon changes in the equity of the Company. If these occur, the ability for the Company to offset future income with existing net operating losses may be limited. In addition the Company has available at December 31, 2006, a net state operating tax loss carry-forward of approximately $742.1 million. These net operating tax loss carry-forwards will expire between 2007 and 2026.

19. COMMITMENTS AND CONTINGENCIES

a. Operating Leases

The Company is obligated under various non-cancelable operating leases for land, office space, vehicles and equipment, and site leases that expire at various times through December 2105. The annual minimum lease payments under non-cancelable operating leases in effect as of December 31, 2006 are as follows:

For the year ended December 31,	(in thousands)
2007	$44,395
2008	44,672
2009	44,074
2010	43,310
2011	42,352
Thereafter	791,458

Total	$1,010,261

Principally, all of the leases provide for renewal at varying escalations. Fixed rate escalations have been included in the table disclosed above.

Rent expense for operating leases was $47.5 million, $32.6 million and $33.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, certain of the Company's leases include contingent rent provisions which provide for the lessor to receive additional rent upon the attainment of certain tower operating results and/or lease-up. Contingent rent expense for the year ended December 31, 2006, 2005 and 2004 was $5.3 million, $2.2 million and $2.0 million, respectively.

b. Tenant Leases

The annual minimum tower lease income to be received for tower space and antenna rental under non-cancelable operating leases in effect as of December 31, 2006 are as follows:

For the year ended December 31,	(in thousands)
2007	$251,575
2008	224,397
2009	191,697
2010	136,344
2011	59,859
Thereafter	62,942

Total	$926,814

Principally, all of the leases provide for renewal, generally at the tenant's option, at varying escalations. Fixed rate escalations have been included in the table disclosed above.

c. Litigation

The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

d. Contingent Purchase Obligations

From time to time, the Company agrees to pay additional consideration for acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the 1-3 years after they have been acquired. As of December 31, 2006, the Company has an obligation to pay up to an additional $4.8 million in consideration if the targets contained in various acquisition agreements are met. These obligations are associated with acquisitions within the Company’s site leasing segment. On certain acquisitions, at the Company’s option, additional consideration may be paid in cash or shares of Class A common stock. The Company records such obligations as additional consideration when it becomes probable that the targets will be met. For the year ended December 31, 2006, 2005 and 2004 certain earnings targets associated with the acquired towers were achieved, and therefore, the Company paid in cash $2.1 million, $0.2 million and $0.6 million, respectively. In addition, for the year ended December 31, 2006 and December 31, 2005, the Company issued approximately 13,000 shares and 24,000 shares, respectively of Class A common stock in settlement of contingent price amounts payable as a result of acquired towers exceeding certain performance targets.

20. DEFINED CONTRIBUTION PLAN

The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code that provides for voluntary employee contributions up to $15,000 of compensation. Employees have the opportunity to participate following completion of three months of employment and must be 21 years of age. Employer matching begins immediately upon the employee’s participation in the plan. For the years ended December 31, 2006, 2005 and 2004, the Company made a discretionary matching contribution of 50% of an employee's contributions up to a maximum of $3,000. Company matching contributions were approximately $0.5 million for each of the three years ended December 31, 2006, 2005 and 2004, respectively.

21. PENSION BENEFITS

The Company has a defined benefit pension plan (the “Pension Plan”) for all employees of AAT Communications hired on or before January 1, 1996. AAT ceased all benefit accruals for active participants on December 31, 1996. The Pension Plan was included in the acquisition of AAT Communications by the Company on April 27, 2006. The Pension Plan provides for defined benefits based on the number of years of service and average salary.

In December 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, which required us to recognize assets for all of our overfunded postretirement benefit plans and liabilities for our underfunded plans at December 31, 2006, with a corresponding noncash adjustment to accumulated other comprehensive loss, net of tax, in stockholders’ equity. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (PBO) of the plan. The adjustment to stockholders’ equity represents the net unrecognized actuarial losses and prior service costs in accordance with SFAS No. 87.

The unrecognized amounts recorded in accumulated other comprehensive loss will be subsequently recognized as net periodic pension cost. Actuarial gains and losses that arise in future periods and are not recognized as net periodic pension cost in those periods will be recognized as increases or decreases in other comprehensive income, net of tax, in the period they arise. Actuarial gains and losses recognized in other comprehensive income are adjusted as they are subsequently recognized as a component of net periodic pension cost.

The incremental impact of adopting the provisions of SFAS No. 158 on our balance sheet at December 31, 2006 was to record $0.1 million of liability which is recorded in other long term liabilities and in accumulated other comprehensive income on the Company’s Consolidated Balance Sheet. The adoption of FAS 158 had no effect on our statements of earnings or cash flows for the year ended December 31, 2006, or for any prior period presented, and will not affect our operating results in future periods. Included in accumulated other comprehensive loss at December 31, 2006 is approximately $0.1 million of losses not yet recognized through the Consolidated Statement of Operations. None of this amount is expected to be reclassified into the Consolidated Statement of Operations from accumulated other comprehensive income during 2007.

The following table includes the components of pension costs, the fair value of plan assets, and the funded status of the Pension Plan for the period of April 27 through December 31, 2006 ( in thousands):

Change in benefit obligation
Obligation at April 27, 2006	$1,849
Interest Cost	66
Actuarial loss	(57)
Benefit payments	(110)

Obligation at end of year	$1,748

Change in fair value of plan assets
Fair value of plan assets at April 27, 2006	$1,532
Actual return on plan assets	84
Employer contributions	130
Benefits payments and plan expenses	(110)

Fair value of plan assets at end of year	$1,636

The accumulated benefit obligation for the Pension Plan at the acquisition date was approximately $1.8 million. Information for the benefit obligations relative to the fair value of the Pension Plan’s assets is as follows as of December 31, 2006 (in thousands):

Projected benefit obligation	$1,748

Accumulated benefit obligation	$1,748

Fair value of plan assets	$1,636

Assumptions used to determined benefit obligations:
Discount rate	5.50%

The following table summarizes the components of net period pension costs (in thousands):

Interest Cost	$(66)
Expected return on plan assets	62
Amortization of actuarial net loss	—

Net periodic pension cost	$(4)

Assumptions used for net benefit cost:
Discount rate	5.50%
Expected long-term reate of return on plan assets	6.00%

Benefits paid by the Pension Plan were approximately $0.1 million for the period from April 27, 2006 to December 31, 2006. The Company expects to contribute $0.1 million to the Pension Plan in fiscal year 2007. The Pension Plan’s assets were invested in approximately 39% equity securities, 34% fixed income securities, and 27% in other securities at December 31, 2006.

Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives within prudent risk parameters. Risk management practices include the use of external investment managers and the maintenance of a portfolio diversified by asset class, investment approach and security holdings, and the maintenance of sufficient liquidity to meet benefit obligations as they come due.

The overall expected long-term rate of return on assets has been derived from the return assumptions for each of the investment sectors, applied to investments held at the acquisition date.

The following table summarizes the future expected pension benefits to be paid:

Year ending December 31 (in thousands):
2007	$104
2008	111
2009	114
2010	112
2011	118
Five years therafter	553

Total	$1,112

22. SEGMENT DATA

The Company operates principally in three business segments: site leasing, site development consulting, and site development construction. The Company's reportable segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations. The site leasing segment includes results of the managed and sublease businesses. Revenues, cost of revenues (exclusive of depreciation, accretion and amortization), capital expenditures (including assets acquired through the issuance of shares of the Company's Class A common stock) and identifiable assets pertaining to the segments in which the Company continues to operate are presented below:

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment (1)	Total
	(in thousands)
For the year ended December 31, 2006
Revenues	$256,170	$16,660	$78,272	$—	$351,102
Cost of revenues	$70,663	$14,082	$71,841	$—	$156,586
Operating income (loss)	$30,037	$1,306	$7	$(11,842)	$19,508
Capital expenditures(2)	$1,187,903	$216	$1,233	$1,004	$1,190,356

For the year ended December 31, 2005
Revenues	$161,277	$13,549	$85,165	$—	$259,991
Cost of revenues	$47,259	$12,004	$80,689	$—	$139,952
Operating income (loss)	$14,349	$544	$(2,360)	$(8,338)	$4,195
Capital expenditures(2)	$100,879	$57	$361	$804	$102,101

For the year ended December 31, 2004
Revenues	$144,004	$14,456	$73,022	$—	$231,482
Cost of revenues	$47,283	$12,768	$68,630	$—	$128,681
Operating income (loss)	$(11,706)	$431	$(3,127)	$(9,479)	$(23,881)
Capital expenditures(2)	$7,706	$63	$317	$919	$9,005

Assets
As of December 31, 2006	$1,952,126	$4,723	$42,476	$46,967	$2,046,292
As of December 31, 2005	$834,923	$4,005	$51,381	$62,227	$952,536

(1)	Assets not identified by segment consist primarily of general corporate assets
(2)	Includes acquisitions and related earn-outs

23. QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006 (1)
	(in thousands, except per share amounts)
Revenues	$96,750	$98,172	$87,376	$68,804
Operating income	6,054	6,316	2,820	4,318
Depreciation, accretion, and amortization	(39,893)	(39,015)	(32,885)	(21,295)
Asset impairment and other (credits) charges	—	(357)	—	—
Loss from writeoff of deferred financing fees and extinguishment of debt	(3,361)	(34)	(53,838)	—
Loss from continuing operations	(24,265)	(24,340)	(75,638)	(9,205)
Net loss	$(24,265)	$(24,340)	$(75,638)	$(9,205)

Per common share—basic and diluted:
Loss per share from continuing operations	$(0.23)	$(0.23)	$(0.77)	$(0.03)

Net loss per share	$(0.23)	$(0.23)	$(0.77)	$(0.03)

	Quarter Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(in thousands, except per share amounts)
Revenues	$72,418	$66,021	$63,248	$58,304
Operating income (loss)	3,885	2,603	(229)	(2,064)
Depreciation, accretion, and amortization	(22,258)	(21,673)	(21,644)	(21,643)
Asset impairment and other (credits) charges	(160)	(15)	(42)	(231)
Loss from writeoff of deferred financing fees and extinguishment of debt	(19,541)	—	(8,244)	(1,486)
Loss from continuing operations	(32,282)	(14,447)	(26,376)	(21,543)
Gain (loss) from discontinued operations	(15)	3	121	(170)
Net loss	$(32,297)	$(14,444)	$(26,255)	$(21,713)

Per common share—basic and diluted:
Loss from continuing operations	$(0.38)	$(0.19)	$(0.38)	$(0.33)
Gain (loss) from discontinued operations	—	—	—	—

Net loss per share	$(0.38)	$(0.19)	$(0.38)	$(0.33)

(1)	The company has reclassified $0.2 million of franchise tax expense from the provision of income taxes expense to selling, general and administrative expense.

Because loss per share amounts are calculated using the weighted average number of common and dilutive common shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total loss per share amounts for the year.

24. SUBSEQUENT EVENTS

Subsequent to December 31, 2006, the Company closed on the acquisition of 66 towers for an aggregate purchase price of $24.1 million, which was paid in cash.