Form 10-Q
period 2007-03-31
SBA COMMUNICATIONS CORP
filed 2007-05-09
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 102,796,680 shares of Class A common stock as of May 7, 2007.

SBA COMMUNICATIONS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$219,484	$46,148
Restricted cash	33,120	34,403
Accounts receivable, net of allowance of $1,655 and $1,316 in 2007 and 2006, respectively	17,186	20,781
Costs and estimated earnings in excess of billings on uncompleted contracts	18,562	19,403
Prepaid and other current assets	6,376	6,872

Total current assets	294,728	127,607

Property and equipment, net	1,114,510	1,105,942
Intangible assets, net	738,566	724,872
Deferred financing fees, net	40,032	33,221
Other assets	58,348	54,650

Total assets	$2,246,184	$2,046,292

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,676	$9,746
Accrued expenses	14,979	17,600
Deferred revenue	26,993	24,665
Interest payable	4,071	4,056
Billings in excess of costs and estimated earnings on uncompleted contracts	1,334	1,055
Other current liabilities	563	1,232

Total current liabilities	55,616	58,354

Long-term liabilities:
Long-term debt	1,905,000	1,555,000
Other long-term liabilities	53,178	47,017

Total long-term liabilities	1,958,178	1,602,017

Commitments and contingencies

Shareholders' equity:
Preferred stock - par value $.01, 30,000 shares authorized, none issued or outstanding	—	—
Common stock - Class A, par value $.01, 200,000 shares authorized, 102,761 and 105,672 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	1,028	1,057
Additional paid-in capital	1,404,992	1,450,754
Accumulated deficit	(1,172,822)	(1,065,224)
Accumulated other comprehensive loss, net	(808)	(666)

Total shareholders' equity	232,390	385,921

Total liabilities and shareholders' equity	$2,246,184	$2,046,292

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended March 31,
	2007	2006
Revenues:
Site leasing	$76,510	$45,029
Site development	19,298	23,775

Total revenues	95,808	68,804

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	20,588	12,331
Cost of site development	16,878	21,932
Selling, general and administrative	10,824	8,928
Depreciation, accretion and amortization	40,293	21,295

Total operating expenses	88,583	64,486

Operating income	7,225	4,318

Other income (expense):
Interest income	1,226	853
Interest expense	(22,996)	(8,349)
Non-cash interest expense	—	(5,265)
Amortization of deferred financing fees	(1,792)	(876)
Other	35	287

Total other expense	(23,527)	(13,350)

Loss from continuing operations before provision for income taxes	(16,302)	(9,032)
Provision for income taxes	(92)	(173)

Net loss	$(16,394)	$(9,205)

Basic and diluted loss per common share amounts:
Net loss per common share	$(0.16)	$(0.11)

Weighted average number of common shares	105,666	85,694

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(unaudited) (in thousands)

	Class A Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE, December 31, 2006	105,672	$1,057	$1,450,754	$(1,065,224)	$(666)	$385,921
Net loss	—	—	—	(16,394)	—	(16,394)
Amortization of deferred gain/loss from settlement of derivative financial instruments, net	—	—	—	—	(142)	(142)
Non-cash compensation	—	—	1,801	—	—	1,801
Common stock issued in connection with stock purchase/option plans	324	3	2,376	—	—	2,379
Purchase of convertible note hedges	—	—	(77,200)	—	—	(77,200)
Proceeds from issuance of common stock warrants	—	—	27,261	—	—	27,261
Repurchase and retirement of common stock	(3,235)	(32)	—	(91,204)	—	(91,236)

BALANCE, March 31, 2007	102,761	$1,028	$1,404,992	$(1,172,822)	$(808)	$232,390

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,394)	$(9,205)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization	40,293	21,295
Accretion of interest income on short-term investments	—	(123)
Gain on sale of assets	(18)	(188)
Non-cash compensation expense	1,417	1,082
Provision for doubtful accounts	—	100
Amortization of original issue discount and deferred financing fees	1,792	6,141
Amortization of deferred gain/loss of derivative financial instruments, net	(142)	(864)
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	4,714	829
Prepaid and other assets	(3,030)	(737)
Accounts payable and accrued expenses	(4,427)	(6,431)
Other liabilities	2,343	3,313

Net cash provided by operating activities	26,548	15,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of short term investments	—	19,900
Capital expenditures	(5,771)	(5,625)
Acquisitions and related earn-outs	(51,804)	(24,249)
Proceeds from sale of fixed assets	25	79
Payment of restricted cash relating to tower removal obligations	(257)	(630)

Net cash used in investing activities	(57,807)	(10,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of fees paid	342,125	—
Repurchase and retirement of common stock	(91,236)	—
Proceeds from issuance of common stock warrants	27,261	—
Purchase of convertible note hedges	(77,200)	—
Release of restricted cash relating to CMBS Certificates	1,580	8,240
Proceeds from employee stock purchase/stock option plans	2,379	1,370
Fees paid relating to equity offering	—	(44)
Payment of deferred financing fees relating to CMBS Certificates	(314)	(313)

Net cash provided by financing activities	204,595	9,253

NET INCREASE IN CASH AND CASH EQUIVALENTS	173,336	13,940
CASH AND CASH EQUIVALENTS:
Beginning of period	46,148	45,934

End of period	$219,484	$59,874

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$26,213	$7,548

Income taxes	$139	$374

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for SBA Communications Corporation. These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give a true indication of the results for the year.

2. CURRENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which provides companies with an option to report selected financial assets and liabilities at their fair values. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 will become effective for the Company on January 1, 2008 but early adoption is permitted provided that the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No.157”) are also adopted early. The Company is currently evaluating the effects of the adoption of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial condition, results of operations or cash flows.

3. RESTRICTED CASH

Restricted cash consists of the following:

	As of March 31, 2007	As of December 31, 2006	Included on Balance Sheet
	(in thousands)
CMBS Certificates	$29,110	$30,690	Restricted cash - current asset
Payment and performance bonds	4,010	3,713	Restricted cash - current asset
Surety bonds	13,978	13,696	Other assets - noncurrent

Total restricted cash	$47,098	$48,099

In connection with the issuance of the CMBS Certificates (as defined in note 8), the Company is required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan agreement governing the CMBS Certificates to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and servicing expenses, and to reserve a portion of advance rents from tenants. Based on the terms of the CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The restricted cash held by the indenture trustee in excess of required reserve balances is subsequently released to the Borrowers (as defined in note 8) on or before the 15th calendar day following month end. All monies held by the indenture trustee after the release date are classified as restricted cash on the Company’s balance sheet.

Payment and performance bonds relate primarily to collateral requirements relating to tower construction currently in process by the Company. Cash pledged as collateral related to surety bonds are issued for the benefit of the Company or its affiliates in the ordinary course of business which primarily relate to the Company’s tower removal obligations.

4. ACQUISITIONS

AAT Acquisition

On April 27, 2006, a subsidiary of SBA Communications acquired 100% of the outstanding common stock of AAT Communications Corporation (“AAT”) from AAT Holdings, LLC II (the “AAT Acquisition”). AAT owned 1,850 tower sites in the United States. The AAT Acquisition provided the Company with a nationwide platform to pursue its asset growth strategy and allowed the Company to leverage its fixed overhead costs.

Pursuant to the terms of the Stock Purchase Agreement, the Company paid cash of $634.0 million and issued 17,059,336 shares of the Company’s Class A common stock, valued at $392.7 million based on the average market price of the Company’s Class A common stock over the 5-trading day period ended March 21, 2006. The Company incurred approximately $10.4 million in acquisition related costs in connection with the AAT Acquisition. The results of AAT’s operations have been included in the consolidated financial statements since the date of acquisition. The Company has accounted for the AAT Acquisition under the purchase method of accounting in accordance with SFAS 141 – “Business Combinations” (“SFAS 141”). Under this method of accounting, assets acquired and liabilities assumed were recorded on the Company’s balance sheet at their estimated fair values as of the date of the AAT Acquisition. The total purchase price of approximately $1.0 billion includes the fair value of the Class A common stock issued, the cash paid, and the acquisition related costs incurred.

The determination, as updated as of March 31, 2007, of the estimated fair value of the assets acquired and liabilities assumed relating to the AAT Acquisition is summarized below (in thousands):

Accounts receivable	$1,204
Other current assets	1,996
Property and equipment	369,007
Intangible assets:
Current contract intangibles	421,096
Network location intangibles	256,752
Other assets	726

Total assets acquired	1,050,781

Current liabilities	(10,283)
Other liabilities	(3,179)

Total liabilities assumed	(13,462)

Net assets acquired	$1,037,319

The fair values of the property and equipment as well as the intangible assets were determined in connection with a third party valuation. The Company is currently in the process of finalizing the purchase price allocation. The primary areas of the purchase price allocation which are not yet finalized relate to current assets and current liabilities.

Unaudited Pro Forma Financial Information

The following table presents the unaudited pro forma consolidated results of operations of the Company for the three months ended March 31, 2006 as if the AAT Acquisition and the related financing transactions were completed as of January 1, 2006 (in thousands, except per share amounts):

For the three
months ended
March 31, 2006
Revenues	$91,246

Operating income	$1,302

Net loss	$(54,198)

Basic and diluted net loss per common share	$(0.53)

The pro forma amounts include the historical operating results of the Company and AAT with appropriate adjustments to give effect to (1) depreciation, amortization and accretion, (2) interest expense, (3) selling, general and administrative expense, and (4) certain conforming accounting policies of the Company. The pro forma amounts are not indicative of the operating results that would have occurred if the acquisition and related transactions had been completed at January 1, 2006 and are not indicative of the operating results in future periods.

Other Acquisitions

During the first quarter of 2007, the Company acquired 142 completed towers, related assets and liabilities from various sellers and the remaining equity interest in one tower that the Company previously owned a 50% interest in. The aggregate consideration paid for these additional assets was $51.5 million (which consisted of a $47.7 million payment after giving effect to working capital adjustments). The Company accounted for all of the above tower acquisitions at fair market value at the date of each acquisition. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions. None of the individual acquisitions or aggregate acquisitions consummated were significant to the Company and accordingly, pro forma financial information has not been presented. In addition, the Company paid $4.1 million in settlement of contingent purchase price amounts payable as a result of acquired towers exceeding certain performance targets, land purchases and costs associated with prior acquisitions.

In accordance with the provisions of SFAS 141, the Company continues to evaluate all acquisitions within one year after the applicable closing date of each transaction to determine whether any additional adjustments need to be made to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill, if certain criteria are met. These intangible assets represent the value associated with current leases in place at the acquisition date (“Current Contract Intangibles”) and future tenant leases anticipated to be added to the acquired towers (“Network Location Intangibles”) and were calculated using the discounted values of the current or future expected cash flows. The intangible assets are estimated to have an economic useful life consistent with the economic useful life of the related tower assets, which is typically 15 years.

From time to time, the Company agrees to pay additional consideration for such acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the one to three years after they have been acquired. As of March 31, 2007, the Company had an obligation to pay up to an additional $5.7 million in consideration if the performance targets contained in various acquisition agreements are met. These obligations are associated with acquisitions within the Company’s site leasing segment. With respect to certain acquisitions, the additional consideration may be paid in cash or shares of Class A common stock at the Company’s option. The Company records such obligations as additional consideration when it becomes probable that the targets will be met.

5. INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of March 31, 2007			As of December 31, 2006
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value
	(in thousands)
Current contract intangibles	$483,364	$(29,264)	$454,100	$468,561	$(21,405)	$447,156
Network location intangibles	302,397	(17,931)	284,466	290,768	(13,052)	277,716

Intangible assets, net	$785,761	$(47,195)	$738,566	$759,329	$(34,457)	$724,872

All intangibles noted above are contained in our site leasing segment. The Company amortizes its intangible assets over periods ranging from three to fifteen years. Amortization expense relating to the intangible assets above was $12.7 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the purchase price is finalized for all acquisitions.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of March 31, 2007	As of December 31, 2006
	(in thousands)
Towers and related components	$1,603,137	$1,571,340
Construction-in-process	4,397	4,555
Furniture, equipment and vehicles	27,967	27,391
Land, buildings and improvements	44,070	40,947

	1,679,571	1,644,233
Less: accumulated depreciation	(565,061)	(538,291)

Property and equipment, net	$1,114,510	$1,105,942

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. At March 31, 2007 and December 31, 2006, capital expenditures that are included in accounts payable and accrued expenses were $1.9 million and $2.6 million, respectively.

7. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of March 31, 2007	As of December 31, 2006
	(in thousands)
Costs incurred on uncompleted contracts	$104,928	$104,157
Estimated earnings	19,809	18,771
Billings to date	(107,509)	(104,580)

	$17,228	$18,348

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	As of March 31, 2007	As of December 31, 2006
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$18,562	$19,403
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,334)	(1,055)

	$17,228	$18,348

At March 31, 2007, one significant customer comprised 71.8% of the costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, while at December 31, 2006, one significant customer comprised 69.3% of the costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings.

8. DEBT

Debt consists of the following:

	As of March 31, 2007	As of December 31, 2006
	(in thousands)
Commercial mortgage pass-through certificates, series 2005-1, secured, interest payable monthly in arrears, balloon payment principal of $405,000 with an anticipated repayment date of November 15, 2010. Interest at varying rates (5.369% to 6.706%) at March 31, 2007	$405,000	$405,000

Commercial mortgage pass-through certificates, series 2006-1, secured, interest payable monthly in arrears, balloon payment principal of $1,150,000 with an anticipated repayment date of November 15, 2011. Interest at varying rates (5.314% to 7.825%) at March 31, 2007	1,150,000	1,150,000

Convertible senior notes, unsecured, interest payable June 1 and December 1, aggregate principal amount of $350,000, maturity date of December 1, 2010. Interest at 0.375%.	350,000	—

Senior revolving credit facility. Facility originated in December 2005. No amounts outstanding at March 31, 2007 or December 31, 2006. Terminated facility effective April 3, 2007.	—	—

Total debt	$1,905,000	$1,555,000

Commercial Mortgage Pass-Through Certificates, Series 2005-1

On November 18, 2005, SBA CMBS-1 Depositor LLC (the “Depositor”), an indirect subsidiary of the Company, sold in a private transaction, $405 million of Initial CMBS Certificates, Series 2005-1 (the “Initial CMBS Certificates”) issued by SBA CMBS Trust (the “Trust”), a trust established by the Depositor (the “Initial CMBS Transaction”). The Initial CMBS Certificates consist of five classes, all of which are rated investment grade with a principal balance and pass through interest rate, as indicated in the table below:

Subclass	Initial Subclass Principal Balance	Pass through Interest Rate
	(in thousands)
2005-1A	$238,580	5.369%
2005-1B	48,320	5.565%
2005-1C	48,320	5.731%
2005-1D	48,320	6.219%
2005-1E	21,460	6.706%

Total	$405,000	5.608%

The contracted weighted average monthly fixed coupon interest rate of the Initial CMBS Certificates is 5.6% and the effective weighted average fixed interest rate is 4.8%, after giving effect to the settlement of two interest rate swap agreements entered into in contemplation of the transaction (see note 9). The Initial CMBS Certificates have an anticipated repayment date in November 2010 with a final repayment date in 2035. The Company incurred deferred financing fees of $12.2 million associated with the closing of this transaction.

Commercial Mortgage Pass-Through Certificates, Series 2006-1

On November 6, 2006, the Depositor sold in a private transaction $1.15 billion of the Additional CMBS Certificates, Series 2006-1 (the “Additional CMBS Certificates” and collectively with the Initial CMBS Certificates referred to as the “CMBS Certificates”) issued by the Trust. The Additional CMBS Certificates consist of nine classes with a principal balance and pass through interest rate as indicated in the table below:

Subclass	Initial Subclass Principal Balance	Pass through Interest Rate
	(in thousands)
2006-1A	$439,420	5.314%
2006-1B	106,680	5.451%
2006-1C	106,680	5.559%
2006-1D	106,680	5.852%
2006-1E	36,540	6.174%
2006-1F	81,000	6.709%
2006-1G	121,000	6.904%
2006-1H	81,000	7.389%
2006-1J	71,000	7.825%

Total	$1,150,000	5.993%

The contractual weighted average monthly fixed interest rate of the Additional CMBS Certificates is 6.0%, and the effective weighted average fixed interest rate is 6.3% after giving effect to the settlement of the nine interest rate swap agreements entered into in contemplation of the transaction (see note 9). The Additional CMBS Certificates have an anticipated repayment date in November 2011 with a final repayment date in 2036. The proceeds of the Additional CMBS Certificates primarily repaid the bridge loan secured in connection with the AAT Acquisition and funded required reserves and expenses associated with the Additional CMBS Transaction. The Company incurred deferred financing fees of $23.6 million associated with the closing of this transaction.

The CMBS Certificates

In connection with the Initial CMBS Transaction, the $400 million Amended and Restated Credit Agreement (“Senior Credit Facility”), dated as of January 30, 2004, among SBA Senior Finance, as borrower and the lenders (the “Loan Agreement”) was amended and restated to replace SBA Properties as the new borrower under the Loan Agreement (the “Initial Borrower”) and to completely release SBA Senior Finance and the other guarantors of any obligations under the Loan Agreement, to increase the principal amount of the loan to $405.0 million and to amend various other terms (as amended and restated, the “Mortgage Loan Agreement”). The Mortgage Loan Agreement was then purchased by the Depositor with proceeds from the Initial CMBS Transaction. The Depositor then assigned the underlying mortgage loan to the Trust, who will have all rights as Lender under the Mortgage Loan Agreement.

The assets of the Trust, which issued the CMBS Certificates, consist of the non-recourse mortgage loan made pursuant to the Mortgage Loan Agreement. In connection with the issuance of the Additional CMBS Certificates, each of SBA Sites, Inc., SBA Structures, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc. and SBA Towers USVI, Inc. (the “Additional Borrowers” and together with the Initial Borrower the “Borrowers”) were added as additional borrowers under the mortgage loan and the principal amount of the mortgage loan was increased by $1.15 billion to an aggregate of $1.56 billion. The Borrowers are jointly and severally liable under the mortgage loan. The mortgage loan is to be paid from the operating cash flows from the aggregate 4,975 towers owned by the Borrowers. Subject to certain limited exceptions described below, no payments of principal will be required to be made in relation to the components of the mortgage loan corresponding to the Initial CMBS Certificates prior to the monthly payment date in November 2010 and no payments of principal will be required to be made in relation to the components of the mortgage loan corresponding to the Additional CMBS Certificates prior to the monthly payment date in November 2011.

The Borrowers may not prepay the mortgage loan in whole or in part at any time prior to (1) November 2010 for the components of the mortgage loan corresponding to the Initial CMBS Certificates and (2) November 2011 for the components of the mortgage loan corresponding to the Additional CMBS Certificates, except in limited circumstances (such as the occurrence of certain casualty and condemnation events relating to the Borrowers’ tower sites). Thereafter, prepayment is permitted provided it is accompanied by any applicable prepayment consideration. If the prepayment occurs within nine months of the final maturity date, no prepayment consideration is due. The entire unpaid principal balance of the mortgage loan components corresponding to the Initial CMBS Certificates will be due in November 2035 and those corresponding to the Additional CMBS Certificates will be due in November 2036. The mortgage loan may be defeased in whole at any time.

The mortgage loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the tower sites and their operating cash flows, (2) a security interest in substantially all of the Borrowers’ personal property and fixtures and (3) the Borrowers’ rights under the management agreement they entered into with SBA Network Management, Inc. (“SBA Network Management”), relating to the management of the Borrowers’ tower sites by SBA Network Management pursuant to which SBA Network Management arranges for the payment of all operating expenses and the funding of all capital expenditures out of amounts on deposit in one or more operating accounts maintained on the Borrowers’ behalf. For each calendar month, SBA Network Management is entitled to receive a management fee equal to 7.5% of the Borrowers’ operating revenues for the immediately preceding calendar month. This management fee was reduced from 10% in connection with the issuance of the Additional CMBS Certificates.

In connection with the issuance of the CMBS Certificates, the Company is required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan governing the CMBS Certificates to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and service expenses, and to reserve a portion of advance rents from tenants on the 4,975 tower sites. Based on the terms of the CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The monies held by the indenture trustee are classified as restricted cash on the Company’s Balance Sheet (see note 3). The monies held by the indenture trustee in excess of required reserve balances are subsequently released to the Borrowers on or before the 15th calendar day following month end. However, if the debt service coverage ratio, defined as the net cash flow (as defined in the Mortgage Loan Agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan. Otherwise, on a monthly basis, the excess cash flow of the Borrowers held by the trustee after payment of principal, interest, reserves and expenses is distributed to the Borrowers.

0.375% Convertible Senior Notes due 2010

On March 26, 2007, the Company issued $350.0 million of its 0.375% Convertible Senior Notes (the “Notes”). Interest is payable semi-annually on June 1 and December 1, beginning June 1, 2007. The Notes have a maturity date of December 1, 2010. Deferred financing fees of $8.5 million were incurred in connection with the issuance of the Notes.

The Notes are convertible into cash, shares of the Company’s Class A common stock or a combination of cash and shares of Class A common stock based on an initial conversion price of 29.7992 shares of Class A common stock per $1,000 principal amount of the Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $33.56 per share or a 19% conversion premium based on the last reported sale price of $28.20 per share of Class A common stock on the Nasdaq Global Select Market on March 20, 2007. The Notes are convertible only under the following certain circumstances: (1) during any calendar quarter commencing at any time after June 30, 2007 and only during such calendar quarter, if the last reported sale price of Class A common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of Class A common stock on the last day of such preceding calendar quarter, (2) during the five business day period after any ten consecutive trading day period in which the trading price of a Note for each day in the measurement period was less than 95% of the product of the last reported sale price of Class A common stock and the applicable conversion rate, (3) if specified distributions to holders of Class A common stock are made or specified corporate transactions occur, and (4) at any time on or after October 12, 2010.

The net proceeds from this offering were approximately $341.5 million after deducting discounts, commissions, and expenses. A portion of the net proceeds from the sale of the Notes was used to repurchase approximately 3.24 million shares of Class A common stock, valued at approximately $91.2 million based on the closing stock price of $28.20 on March 20, 2007, the purchase agreement date. These repurchased shares were immediately retired by the Company. The repurchased shares were recorded as a reduction to common stock for the par value of the stock as well as an increase to accumulated deficit on the Company’s Consolidated Balance Sheet. The remaining proceeds from the sale of the Notes and the warrants (discussed below) will be used to finance future acquisitions or construction of towers, the purchase or extension of leases of land underneath its towers, to fund additional repurchases of Class A common stock and/or for general corporate purposes.

Concurrently with the sale of the Notes, the Company entered into convertible note hedge transactions with affiliates of two of the initial purchasers of the Notes, which are designed to mitigate potential dilution from the conversion of the Notes. The initial strike price of the convertible note hedge is $33.56 per share of the Company’s Class A common stock (the same as the initial conversion price of the Notes) and is similarly subject to certain customary adjustments. The convertible note hedge transactions cover 10,429,720 shares of Class A common stock. The cost of the convertible note hedge transactions was $77.2 million. The cost of the convertible note hedge transactions was recorded as a reduction to additional paid in capital on the Company’s Consolidated Balance Sheet.

Separately and concurrently with entering into the convertible note hedge transactions, the Company entered into warrant transactions whereby the Company sold warrants to each of the hedge counterparties to acquire 10,429,720 shares of Class A common stock at an initial exercise price of $55.00 per share. The aggregate proceeds from the issuance of the warrants was $27.3 million. The proceeds for the issuance of common stock warrants were recorded as an increase to additional paid in capital on the Company’s Consolidated Balance Sheet.

Revolving Credit Facility

On December 21, 2005, SBA Senior Finance II LLC, a subsidiary of the Company, closed on a secured revolving credit facility in the amount of $160.0 million. Amounts borrowed under this facility were secured by a first lien on substantially all of SBA Senior Finance II’s assets and were guaranteed by the Company and certain of its other subsidiaries. This facility replaced the prior facility which was assigned and became the mortgage loan underlying the Initial CMBS Certificates issuance. The Company incurred deferred financing fees of $1.2 million associated with the closing of this transaction.

The revolving credit facility was scheduled to mature on December 21, 2007. Amounts borrowed under the facility accrued interest at LIBOR plus a margin that ranges from 75 basis points to 200 basis points or at a base rate plus a margin that ranges from 12.5 basis points to 100 basis points. Unused amounts on this facility accrued interest at 37.5 basis points on the $160.0 million committed amount.

On March 29, 2007, the Company provided the lenders with a termination notice with respect to the revolving credit facility. In accordance with the terms of the credit agreement, the termination of the revolving credit facility was effective April 3, 2007. The Company had no borrowings under the revolving credit facility at the time of its termination. No early termination penalties were incurred by the Company as a result of the termination. The Company has requested that the administrative agent take such actions required to release its security interest in all collateral, and to release all guarantee obligations.

9. DERIVATIVE FINANCIAL INSTRUMENTS

Additional CMBS Certificate Swaps

At various dates during 2006, a subsidiary of the Company entered into nine forward-starting interest rate swap agreements (the “Additional CMBS Certificate Swaps”), with an aggregate notional principal amount of $1.0 billion, to hedge the variability of future interest rates in anticipation of the issuance of debt, which the Company originally expected to be issued on or before December 21, 2007 by a subsidiary of the Company. Under the swap agreements, the subsidiary had agreed to pay a fixed interest rate ranging from 5.019% to 5.47% on the total notional amount of $1.0 billion, beginning on the originally expected debt issuance dates for a period of five years, in exchange for receiving floating payments based on the three month LIBOR on the same $1.0 billion notional amount for the same five year period.

On November 6, 2006, a subsidiary of the Company entered into a purchase agreement with JP Morgan Securities, Inc., Lehman Brothers Inc. and Deutsche Bank Securities Inc. regarding the Additional CMBS Transaction. In connection with this agreement, the Company terminated the Additional CMBS Certificate Swaps, resulting in a $14.5 million settlement payment by the Company. The Company determined a portion of the swaps to be ineffective, and as a result, the Company recorded $1.7 million as interest expense in the Consolidated Statement of Operations during 2006. The additional deferred loss of $12.8 million is being amortized utilizing the effective interest method over the anticipated five year life of the Additional CMBS Certificates and will increase the effective interest rate on these certificates by 0.3% over the weighted average fixed interest rate of 6.0%. The unamortized value of the net deferred loss is recorded in accumulated other comprehensive loss, net in the Consolidated Balance Sheets.

Initial CMBS Certificates Swaps

On June 22, 2005, in anticipation of the Initial CMBS Transaction (see note 8), the Company entered into two forward starting interest rate swap agreements, each with a notional principal amount of $200.0 million to hedge the variability of future interest rates on the Initial CMBS Transaction. Under the swap agreements, the Company agreed to pay the counterparties a fixed interest rate of 4.199% on the total notional amount of $400.0 million, beginning on December 22, 2005 through December 22, 2010 in exchange for receiving floating payments based on the three-month LIBOR on the same notional amount for the same five-year period. The Company determined the swaps to be effective cash flow hedges and recorded the fair value of the interest rate swaps in accumulated other comprehensive loss, net of applicable income taxes.

On November, 4, 2005, two of the Company’s subsidiaries entered into a purchase agreement with Lehman Brothers Inc. and Deutsche Bank Securities Inc. regarding the purchase and sale of $405.0 million of commercial mortgage pass-through certificates issued by SBA CMBS Trust, a trust established by a special purpose subsidiary of the Company. In connection with this agreement, the Company terminated the Initial CMBS Certificates Swaps, resulting in a $14.8 million settlement payment to the Company. The settlement payment will be amortized into interest expense in the Consolidated Statement of Operations utilizing the effective interest method over the anticipated five year life of the Initial CMBS Certificates and will reduce the effective interest rate on the Certificates by 0.8%. The unamortized value of the net deferred gain is recorded in accumulated other comprehensive loss, net in the Consolidated Balance Sheets.

10. COMMON STOCK AND COMPREHENSIVE LOSS

Common Stock

The Company has potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for each period presented.

On March 19, 2007, the Board of Directors authorized the repurchase of up to 6.0 million shares of Class A common stock from time to time until December 31, 2007. During the three months ended March 31, 2007, the Company repurchased and retired approximately 3.24 million shares in connection with the issuance of the Notes (see note 8).

Comprehensive Loss

Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net loss and “other comprehensive loss.”

Comprehensive loss is comprised of the following:

	For the three months ended March 31,
	2007	2006
	(in thousands)
Net loss	$(16,394)	$(9,205)
Other comprehensive income (loss) for derivative instruments:
Amortization of deferred gain/loss from settlement of terminated swaps reclassified into result of operations, net	(142)	(662)
Change in fair value of derivatives	—	2,046

Comprehensive loss	$(16,536)	$(7,821)

The Company’s other comprehensive income (loss) for the three months ended March 31, 2007 includes $0.7 million for amortization of accumulated other comprehensive income recorded as a reduction to interest expense relating to a deferred gain from the settlement of a derivative financial instrument in November 2005. This was offset by $0.6 million for amortization of accumulated other comprehensive income recorded as an increase to interest expense relating to the deferred loss from the settlement of the nine derivative financial instruments in November 2006. The three months ended March 31, 2006 includes $0.7 million for amortization of accumulated other comprehensive income recorded as a reduction to interest expense relating to a deferred gain from the settlement of a derivative financial instrument in November 2005. In addition, for the three months ended March 31, 2006, the Company’s other comprehensive loss includes an unrealized gain of $2.0 million from three forward-starting interest rate swap agreements entered in anticipation of the issuance of debt on or before December 21, 2007 by a subsidiary of the Company (see note 9 above).

11. STOCK BASED COMPENSATION

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

Stock Options

The Company has three equity participation plans (the 1996 Stock Option Plan, the 1999 Equity Participation Plan and the 2001 Equity Participation Plan) whereby options (both non-qualified and incentive stock options), stock appreciation rights and restricted stock may be granted to directors, employees and consultants. Upon adoption of the 2001 Equity Participation Plan, no further grants are permitted under the 1996 Stock Option Plan and the 1999 Equity Participation Plan. The 2001 Equity Participation Plan provides for a maximum issuance of shares, together with all outstanding options and unvested shares of restricted stock under all three of the plans, equal to 15% of the Company’s common stock outstanding, adjusted for certain shares issued and the exercise of certain options. These options generally vest between three and six years from the date of grant on a straight-line basis and generally have a seven-year or a ten-year life.

From time to time, restricted shares of Class A common stock or options to purchase Class A common stock have been granted under the Company’s equity participation plans at prices below market value at the time of grant. The Company recorded approximately $0.1 million of non-cash compensation expense during the three months ended March 31, 2006 relating to the issuance of the below market value options.

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

	For the three months ended March 31,
	2007	2006
Risk free interest rate	4.5%	4.2%
Dividend yield	0.0%	0.0%
Expected volatility	42.7%	45.0%
Expected lives	3.75 years	3.75 years

The following table summarizes the Company’s activities with respect to its stock option plans for the first three months of 2007 as follows (number of shares in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2006	4,152	$9.87	7.4
Granted	899	$28.54
Exercised	(303)	$6.22
Canceled	(24)	$17.90

Outstanding at March 31, 2007	4,724	$13.62	7.1

Exercisable at March 31, 2007	1,702	$8.51	6.6

Unvested at March 31, 2007	3,022	$16.50	7.5

The weighted-average fair value of options granted during the three months ended March 31, 2007 and 2006 was $10.88 and $7.45, respectively. The total intrinsic value for options exercised during the three months ended March 31, 2007 and 2006 was $6.6 million and $3.1 million, respectively.

Employee Stock Purchase Plan

In 1999, the Board of Directors of the Company adopted the 1999 Stock Purchase Plan (the “Purchase Plan”). A total of 500,000 shares of Class A common stock were reserved for purchase under the Purchase Plan. During 2003, an amendment to the Purchase Plan was adopted which increased the number of shares reserved for purchase from 500,000 to 1,500,000 shares. The Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to 85% of the fair market value of Class A common stock on the last day of an offering period. During the three months ended March 31, 2007, approximately 21,000 shares of Class A common stock were issued under the Purchase Plan, which resulted in cash proceeds to the Company of $0.5 million compared to the three months ended March 31, 2006 when approximately 21,500 shares of Class A common stock were issued under the Purchase Plan, which resulted in cash proceeds to the Company of $0.4 million. In addition, the Company recorded $0.1 million of non-cash compensation expense relating to these shares for the three months ended March 31, 2007 and March 31, 2006, respectively.

Non-Cash Compensation Expense

The table below reflects a break out by category of the amounts recognized in the statement of operations for the three months ended March 31, 2007 and 2006, respectively, for non-cash compensation expense (in thousands):

	For the three months ended March 31,
	2007	2006
Cost of revenues	$60	$58
Selling, general and administrative	1,357	1,024

Total cost of non-cash compensation included in loss, before provision for income taxes	1,417	1,082
Amount of income tax recognized in earnings	—	—

Amount charged against loss	$1,417	$1,082

Impact on net loss per common share:
Basic	$(0.01)	$(0.01)

Diluted	$(0.01)	$(0.01)

In addition, the Company capitalized $0.4 million and $0.1 million relating to non-cash compensation during the three months ended March 31, 2007 and March 31, 2006, respectively, to fixed and intangible assets.

12. INCOME TAXES

The Company had taxable losses during the three months ended March 31, 2007 and 2006, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more likely than not” that the Company will generate sufficient taxable income in future periods to recognize the losses.

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

In the first quarter of 2006, the Company recorded $0.2 million of franchise tax expense in the provision for income taxes line of the Consolidated Statement of Operations. The Company has reclassified this expense to selling, general and administrative expense for presentation purposes in this 10-Q for the three months ended March 31, 2006.

In July 2006, FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN No. 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”(“FASB No. 109”). The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, “Accounting for Contingencies” (“FASB No. 5”). This statement is effective for fiscal years beginning after December 15, 2006. Any cumulative effect of applying the provisions of FIN No. 48 is required to be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. Upon adopting the provisions of this statement beginning in the first quarter of 2007, the Company determined that no such adjustment to its opening balance was required. The Company will record interest and penalties in its operating expenses on any unrecognized tax benefits.

13. SEGMENT DATA

The Company operates principally in three business segments: site leasing, site development consulting and site development construction. The Company’s reportable segments are strategic business units that offer different services. The site leasing segment includes results of the managed and sublease businesses. Revenues, cost of revenues (exclusive of depreciation, accretion and amortization), capital expenditures (including assets acquired through the issuance of shares of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company operates are presented below:

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment (1)	Total
	(in thousands)
Three months ended March 31, 2007
Revenues	$76,510	$4,717	$14,581	$—	$95,808
Cost of revenues	$20,588	$3,862	$13,016	$—	$37,466
Operating income (loss)	$9,949	$325	$(179)	$(2,870)	$7,225
Capital expenditures(2)	$57,066	$25	$93	$391	$57,575
Three months ended March 31, 2006
Revenues	$45,029	$3,473	$20,302	$—	$68,804
Cost of revenues	$12,331	$2,876	$19,056	$—	$34,263
Operating income (loss)	$7,296	$313	$(615)	$(2,676)	$4,318
Capital expenditures(2)	$30,336	$65	$379	$305	$31,085
Assets
As of March 31, 2007	$1,968,074	$4,887	$34,203	$239,020	$2,246,184
As of December 31, 2006	$1,952,126	$4,723	$42,476	$46,967	$2,046,292

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Includes acquisitions and related earn-outs.

The Company’s credit risks consist primarily of accounts receivable with national, regional and local wireless communications providers and federal and state governmental agencies. The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts, as required, based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company generally does not require collateral. The following is a list of significant customers and the percentage of total revenue derived from such customers:

	Percentage of Total Revenues for the three months ended March 31,
	2007	2006
Sprint/Nextel	30.4%	18.5%
Cingular (now AT&T)	21.0%	21.6%
Verizon	9.9%	10.4%

	Percentage of Site Leasing Revenue for the three months ended March 31,
	2007	2006
Sprint/Nextel	27.0%	15.0%
Cingular (now AT&T)	24.9%	28.4%
Verizon	9.8%	10.2%

	Percentage of Site Development Consulting Revenue for the three months ended March 31,
	2007	2006
Sprint/Nextel	51.9%	20.1%
Verizon	25.8%	32.9%
Bechtel Corporation	1.3%	14.9%
Cingular (now AT&T)	0.2%	12.1%

	Percentage of Site Development Construction Revenue for the three months ended March 31,
	2007	2006
Sprint/Nextel	41.5%	26.0%
Bechtel Corporation	8.8%	14.7%
Cingular (now AT&T)	7.1%	8.2%
Nokia, Inc.	—	11.4%

At March 31, 2007, one significant customer comprised 39.6% of site development consulting and construction segments combined accounts receivable. Three significant customers comprised 49.9% of site development consulting and construction segments combined accounts receivable at March 31, 2006. These same customers comprised 40.8% and 48.7% of the Company’s total accounts receivable at March 31, 2007 and March 31, 2006, respectively.

14. SUBSEQUENT EVENTS

Subsequent to March 31, 2007, the Company acquired 13 towers for an aggregate purchase price of $5.2 million, which was paid in cash.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications towers in 47 of the 48 contiguous United States, Puerto Rico, and the U.S. Virgin Islands. Our principal business line is our site leasing business, which contributed 95.9% of our segment operating profit. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative or acquired. As of March 31, 2007, we owned 5,702 towers, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to wireless service providers. We also manage or lease over 5,700 actual or potential communications sites, of which 769 are revenue producing. Through our site development business, we offer wireless service providers assistance in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. Site leasing revenues are received primarily from wireless service provider tenants, including Alltel, Cingular (now AT&T), Sprint Nextel, T-Mobile and Verizon Wireless. Wireless service providers enter into numerous different tenant leases with us, each of which relates to the lease or use of space at an individual tower site. Each tenant lease is generally for an initial term of five years with four 5-year renewal periods at the option of the tenant. Almost all of these tenant leases contain specific rent escalators, which average 3% - 4% per year, including the renewal option periods. Tenant leases are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the current term of the related lease agreements. Rental amounts received in advance are recorded as deferred revenue.

Cost of site leasing revenue primarily consists of:

•	rental payments on ground and other underlying property leases;

•

straight-line rent adjustment for the difference between rental payments made and expense recorded as if the payments had been made evenly throughout the minimum lease term (which may include renewal terms) of the underlying property leases;

•	site maintenance and monitoring costs (exclusive of employee related costs);

•	utilities;

•	property insurance; and

•	property taxes.

For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as a result of adding additional customers to the tower. The amount of other direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower, but typically do not make up a large percentage of total operating costs. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting towers or upgrading or repairing access roads or fencing. Lastly, ground leases are generally for an initial term of five years or more with multiple renewal options of five year periods at our option and provide for rent escalators which typically average 3% - 4% annually or provide for term escalators of approximately 15%.

Our site leasing business generates substantially all of our segment operating profit. As indicated in the table below, during the first quarter of 2007 and 2006 our site leasing business generated 79.9% and 65.4%, respectively of our total revenue and represented a substantial portion of our total segment operating profit. Information regarding the total and percentage of assets used in our site leasing business is included in note 13 of our consolidated financial statements included in this report.

	For the three months ended March 31,
	2007	2006
	(in thousands, except for percentages)
Site leasing revenue	$76,510	$45,029
Site leasing segment operating profit (1)	$55,922	$32,698
Percentage of total revenue	79.9%	65.4%
Site leasing operating profit percentage contribution of total segment operating profit (1)	95.9%	94.7%

(1)

Site leasing segment operating profit and total segment operating profit are non-GAAP financial measures. We reconcile this measure and provide other Regulation G disclosures later in this quarterly report in the section titled Non-GAAP Financial Measures.

The following rollforward summarizes the activity in our tower portfolio from December 31, 2006 to March 31, 2007:

Number of Towers
Towers owned at December 31, 2006	5,551
Purchased towers	142
Constructed towers	9

Towers owned at March 31, 2007	5,702

Site Development Services

Our site development services business is complementary to our site leasing business, and provides us the ability to (1) keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and (2) capture ancillary revenues that are generated by our site leasing activities, such as antenna installation and equipment installation at our tower locations. Our site development services business consists of two segments, site development consulting and site development construction, through which we provide wireless service providers a full range of end-to-end services. We principally perform services for third parties in our core, historical areas of wireless expertise, specifically site acquisition, zoning, technical services and construction.

Site development services revenues are received primarily from wireless service providers or companies providing development or project management services to wireless service providers. Our site development customers engage us on a project-by-project basis, and a customer can generally terminate an assignment at any time without penalty. Site development projects, both consulting and construction, include contracts on a time and materials basis or a fixed price basis. The majority of our site development services are billed on a fixed price basis. Time and materials based site development contracts are billed, and revenue is recognized, at contractual rates as the services are rendered. Our site development consulting contracts generally take from three to twelve months to complete. For those site development consulting contracts in which we perform work on a fixed price basis, we bill the client, and recognize revenue, based on the completion of agreed upon phases of the project on a per site basis. Upon the completion of each phase, we recognize the revenue related to that phase.

Our revenue from site development construction contracts is recognized on the percentage-of-completion method of accounting, determined by the percentage of cost incurred to date compared to management’s estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contracts nears completion. Revenue from our site development construction business may fluctuate from period to period depending on construction activities, which is a function of the timing and amount of our clients’ capital expenditures, the number and significance of active customer engagements during a period, weather and other factors.

Cost of site development consulting revenue and construction revenue include all costs of materials, salaries and labor, including payroll taxes, subcontract labor, vehicle expense and other costs directly and indirectly related to the contracts. All costs related to site development consulting contracts and construction contracts are recognized as incurred.

The table below provides the percentage of total company revenues and total segment operating profit contributed by site development services for the three months ended March 31, 2007 and 2006. Information regarding the total and percentage of assets used in our site development services businesses is included in note 13 of our consolidated financial statements included in this report.

	For the three months ended March 31,
	Percentage of Revenues		Segment Operating Profit Contribution
	2007	2006	2007	2006
Site development consulting	4.9%	5.1%	1.4%	1.7%
Site development construction	15.2%	29.5%	2.7%	3.6%

CRITICAL ACCOUNTING POLICIES

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see note 2 in the notes to consolidated financial statements for the year ended December 31, 2006, included on the Form 10-K filed with the Securities and Exchange Commission on March 1, 2007. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Construction Revenue

Revenue from construction contracts is recognized on the percentage-of-completion method of accounting, determined by the percentage of cost incurred to date compared to management’s estimated total cost for each contract. This method is used because we consider total cost to be the best available measure of progress on each contract. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on each contract nears completion. The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents expenses incurred and revenues recognized in excess of amounts billed. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.

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

Asset Impairment

We evaluate the potential impairment of individual long-lived assets, principally the tower sites. We record an impairment charge when we believe an investment in towers or the intangible asset has been impaired, such that future undiscounted cash flows would not recover the then current carrying value of the investment in the tower site. We consider many factors and make certain assumptions when making this assessment, including, but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential, and expected timing of lease-up. In addition, we make certain assumptions in determining an asset’s fair value less costs to sell for purposes of calculating the amount of an impairment charge. Changes in those assumptions or market conditions may result in a fair value less costs to sell which is different from management’s estimates. Future adverse changes in market conditions could result in losses or an inability to recover the carrying value, thereby possibly requiring an impairment charge in the future. In addition, if our assumptions regarding future undiscounted cash flows and related assumptions are incorrect, a future impairment charge may be required.

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

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues:

	For the three months ended March 31,
	2007	Percentage of Revenues	2006	Percentage of Revenues	Percentage Change
	(in thousands except for percentages)
Site leasing	$76,510	79.9%	$45,029	65.4%	69.9%
Site development consulting	4,717	4.9%	3,473	5.1%	35.8%
Site development construction	14,581	15.2%	20,302	29.5%	(28.2)%

Total revenues	$95,808	100.0%	$68,804	100.0%	39.2%

Site leasing revenues increased due to an increase in the number of tenants and the amount of equipment added to our historical towers and from revenue generated by the towers that we acquired in the AAT Acquisition. AAT contributed approximately $24.1 million of the increase in total revenues. As of March 31, 2007, we had 13,866 tenants as compared to 8,466 tenants at March 31, 2006. Additionally, we have experienced, on average, higher rents per tenant due to higher rents from new tenants, higher annual rents upon renewals by existing tenants and additional equipment added by existing tenants.

Site development consulting revenues increased as a result of a higher volume of work in the first quarter of 2007 versus the same period of 2006.

Site development construction revenue decreased due to the roll-off or wind down of certain of our prior construction contracts from the larger wireless service providers and our efforts to focus on capturing higher margin services work rather than volume.

Operating Expenses:

	For the three months ended March 31,
	2007	2006	Percentage Change
	(in thousands)
Cost of revenues (exclusive of depreciation, accretion and amortization):
Site leasing	$20,588	$12,331	67.0%
Site development consulting	3,862	2,876	34.3%
Site development construction	13,016	19,056	(31.7)%
Selling, general and administrative	10,824	8,928	21.2%
Depreciation, accretion and amortization	40,293	21,295	89.2%

Total operating expenses	$88,583	$64,486	37.4%

Site leasing cost of revenues increased primarily as a result of the growth in the number of towers owned by us, which was 5,702 at March 31, 2007 up from 3,396 at March 31, 2006. AAT contributed approximately $7.0 million to the increase in total site leasing cost of revenues. Site development consulting cost of revenues increased as a result of a higher volume of work in the first quarter of 2007 versus the same period of 2006. Site development construction cost of revenue decreased due to the roll-off or wind down of certain of our prior construction contracts from the larger wireless service providers and our efforts to focus on capturing higher margin services work rather than volume.

Selling, general and administrative expense increased $1.9 million primarily as a result of an increase in salaries, benefits and other back office expenses resulting primarily from a higher number of employees, a significant portion of which is attributable to the AAT Acquisition. Selling, general and administrative expenses were also impacted by $1.4 million of non-cash compensation expense that we recognized in the first quarter of 2007 in accordance with SFAS 123R, as compared to $1.0 million in the comparable period in 2006.

Depreciation, accretion and amortization expense increased to $40.3 million for the three months ended March 31, 2007 from $21.3 million for the three months ended March 31, 2006. Approximately $17.6 million of this increase was associated with towers we acquired in the AAT Acquisition.

Operating Income:

	For the three months ended March 31,
	2007	2006	Percentage Change
	(in thousands)
Operating income	$7,225	$4,318	67.3%

The increase in operating income primarily was a result of higher revenues without a commensurate increase in cost of revenues in the site leasing and site development consulting segments, offset by an increase in selling, general and administrative expenses and depreciation, accretion and amortization expense for the first quarter of 2007 versus the same period of 2006.

Segment Operating Profit:

	For the three months ended March 31,
	2007	2006	Percentage Change
	(in thousands)
Segment operating profit:
Site leasing	$55,922	$32,698	71.0%
Site development consulting	855	597	43.2%
Site development construction	1,565	1,246	25.6%

Total	$58,342	$34,541	68.9%

The increase in site leasing segment operating profit related primarily to additional revenue generated by the increased number of towers acquired in the AAT Acquisition, which contributed $17.0 million of the increase. The remaining increase in our margin growth is primarily due to increased revenue from the increased number of tenants and tenant equipment on our sites in the first quarter of 2007 versus the first quarter of 2006, control of our selling general and administrative expenses and the positive impact of our ground lease purchase program.

Other Income (Expense):

	For the three months ended March 31,
	2007	2006	Percentage Change
	(in thousands)
Interest income	$1,226	$853	43.7%
Interest expense	(22,996)	(8,349)	175.4%
Non-cash interest expense	—	(5,265)	(100.0)%
Amortization of deferred financing fees	(1,792)	(876)	104.6%
Other	35	287	(87.8)%

Total other expense	$(23,527)	$(13,350)	76.2%

Interest expense for the three months ended March 31, 2007 increased $14.7 million from the three months ended March 31, 2006. This increase is primarily due to the higher aggregate amount of cash-interest bearing debt outstanding during the first quarter of 2007 versus the first quarter of 2006. The higher outstanding debt was primarily due to $1.6 billion of CMBS Certificates which were outstanding at March 31, 2007 versus only $405.0 million of Initial CMBS Certificates and $162.5 million of 8 1/2% senior notes which were outstanding at March 31, 2006.

There was no non-cash interest expense for the three months ended March 31, 2007 versus $5.3 million for the three months ended March 31, 2006. The decrease was a result of the redemption and repurchase of all outstanding 9 3/4 % senior discount notes in April 2006.

Amortization of deferred financing fees increased by $0.9 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This increase was due to the amortization of fees of $1.0 million relating to the $1.1 billion CMBS Certificates issuance in November 2006.

Adjusted EBITDA:

	For the three months ended March 31,
	2007	2006	Percentage Change
	(in thousands)
Adjusted EBITDA	$49,021	$27,386	79.0%

The increase in adjusted EBITDA was primarily the result of increased segment operating profit from our site leasing segment for the three months ended March 31, 2007 versus the three months ended March 31, 2006. We reconcile this measure and provide other Regulation G disclosures later in this quarterly report in the section titled Non-GAAP Financial Measures.

Net Loss:

	For the three months ended March 31,
	2007	2006	Percentage Change
	(in thousands)
Net loss	$(16,394)	$(9,205)	(78.1)%

Net loss for the three months ended March 31, 2007 was $16.4 million, an increase of $7.2 million from the three months ended March 31, 2006. The increase in net loss is primarily a result of higher interest expense and higher amortization of deferred financing fees, offset by improved operating income.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation (“SBA Communications”) is a holding company with no business operations of its own. Our only significant asset is the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”) which is also a holding company that owns the outstanding capital stock of SBA Senior Finance, Inc. (“SBA Senior Finance”), which, directly or indirectly, owns the equity interest in substantially all of our subsidiaries. We conduct all of our business operations through our SBA Senior Finance subsidiaries, primarily the borrowers under the mortgage loan underlying the CMBS Certificates, and SBA Senior Finance II LLC, the borrower under the revolving credit facility that was terminated effective April 2007.

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

A summary of our cash flows is as follows:

For the three months ended March 31, 2007
(in thousands)
Summary cash flow information:
Cash provided by operating activities	$26,548
Cash used in investing activities	(57,807)
Cash provided by financing activities	204,595

Increase in cash and cash equivalents	173,336
Cash and cash equivalents, December 31, 2006	46,148

Cash and cash equivalents, March 31, 2007	$219,484

Sources of Liquidity

We have traditionally funded our growth, including our tower portfolio growth, through borrowings under our revolving credit facility, long-term indebtedness and equity issuances. In addition, we have recently begun to fund our growth with cash flows from operations.

During the past few years, we have pursued a strategy of refinancing our higher cost long-term debt with lower cost debt and equity in order to lower our total indebtedness, our interest expense, and our weighted average cost of debt. As a result of these initiatives, we have redeemed and/or repurchased all of our high-yield notes. In addition, we began to utilize the CMBS markets to refinance our debt as it provided us an opportunity to capitalize on the value of our tower portfolio to reduce our weighted average cost of interest.

On March 26, 2007, we issued $350.0 million of our 0.375% Convertible Senior Notes due 2010 (the “Notes”). Semi-annual interest payments on the Notes are due each June 1 and December 1, beginning June 1, 2007. The maturity date of the Notes is December 1, 2010. The Notes are convertible into cash, shares of the Company’s Class A common stock or a combination of cash and stock. The Notes are convertible at a rate of 29.7992 shares per $1,000 principal amount of the Notes, subject to certain adjustments. The Notes are only convertible under certain specified circumstances. The net proceeds from this offering were approximately $341.5 million after deducting discounts, commissions and expenses. Concurrently with the sale of the Notes, we entered into sold warrant transactions whereby we sold to affiliates of two of the initial purchasers of the Notes warrants to acquire 10,429,720 shares of our

Class A common stock at an initial exercise price of $55.00 per share. We received an aggregate of $27.3 million in proceeds from the warrant transactions. A portion of the net proceeds from the sale of the Notes was used to repurchase approximately 3.24 million shares of our Class A common stock at a price of $28.20 per share, or approximately $91.2 million, which shares were subsequently retired. The remainder of the net proceeds from the sale of the Notes and the warrant transactions is currently being held by us and will be used to fund future acquisitions and construction of towers, the purchase or extension of land leases underlying our towers, future stock repurchases and for general corporate purposes.

On December 21, 2005, we entered into a credit agreement for a senior secured revolving credit facility in the amount of $160.0 million. This facility consisted of a $160.0 million revolving loan, which could be borrowed, repaid and redrawn, subject to compliance with certain covenants. The facility was scheduled to mature on December 21, 2007 and no amounts were ever drawn on the facility. On March 29, 2007, we provided the lenders under this facility with a termination notice. In accordance with the terms of the credit agreement, the termination of the revolving credit facility was effective April 3, 2007. We did not incur any early termination penalties as a result of this termination.

Cash provided by operating activities was $26.5 million for the three months ended March 31, 2007. This was primarily the result of segment operating profit (excluding depreciation, accretion, and amortization) from the site leasing segment, net of interest expense and selling, general, and administrative expenses during the quarter.

Equity Issuances

In connection with our acquisitions, we have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services. During the three months ended March 31, 2007, we did not issue any shares of Class A common stock under this registration statement for the acquisition of towers. As of March 31, 2007, we had approximately 4.5 million shares of Class A common stock remaining under this shelf registration statement.

On April 14, 2006, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, shares of preferred stock, which may be represented by depositary shares, unsecured senior, senior subordinated or subordinated debt securities, and warrants to purchase any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. During the three months ended March 31, 2007, we did not issue any securities under this automatic shelf registration statement.

Uses of Liquidity

Our principal use of liquidity is cash capital expenditures associated with the growth of our tower portfolio. Our cash capital expenditures, including cash used for acquisitions, for the three months ended March 31, 2007 were $57.6 million. The $57.6 million included $2.7 million related to new tower construction, $1.0 million for maintenance tower capital expenditures, $1.5 million for augmentations and tower upgrades, $0.5 million for general corporate expenditures, and $3.1 million for ground lease purchases. This amount also included cash capital expenditures of $48.8 million that we incurred in connection with the acquisition of 142 completed towers, the remaining equity interest in one tower that we previously owned a 50% interest in and earnouts for the three months ended March 31, 2007, net of related prorated rental receipts and payments.

The $2.7 million of new tower construction included costs associated with the completion of nine new towers during the three months ended March 31, 2007 and costs incurred on sites currently in process. We currently expect to incur cash capital expenditures associated with tower maintenance and general corporate expenditures of $7.0 million to $9.0 million during 2007 Based upon our current plans, we expect discretionary cash capital expenditures during 2007 to be at least $120.0 million to $135.0 million. Primarily, these cash capital expenditures relate to the 80 to 100 towers we intend to build in 2007, ground lease purchases and current acquisition plans, including, as of May 7, 2007, the 13 towers acquired since March 31, 2007 and the 64 towers that are subject to pending acquisitions agreements.

We estimate we will incur approximately $1,000 per tower per year for capital improvements or modifications to our towers. All of these planned capital expenditures are expected to be funded by cash on hand and cash flow from operations. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and tower acquisition program, and our ground lease purchase program.

Debt Service Requirements

At March 31, 2007, we had $405.0 million outstanding of Initial CMBS Certificates. The Initial CMBS Certificates have an anticipated repayment date of November 15, 2010. Interest on the Initial CMBS Certificates is payable monthly at a blended annual rate of 5.6%. Based on the amounts outstanding at March 31, 2007, annual debt service on the Initial CMBS Certificates is $22.7 million.

At March 31, 2007, we had $1.15 billion outstanding of Additional CMBS Certificates. The Additional CMBS Certificates have an anticipated repayment date of November 15, 2011. Interest on the Additional CMBS Certificates is payable monthly at a blended annual rate of 6.0%. Based on the amounts outstanding at March 31, 2007, annual debt service on the Additional CMBS Certificates is $68.9 million.

At March 31, 2007, we had $350.0 million outstanding of Notes. The Notes have a maturity date of December 1, 2010. Interest on the Notes is payable semi-annually each June 1 and December 1 at an annual rate of 0.375%. Based on the amounts outstanding at March 31, 2007, annual debt service on the Notes is $1.3 million.

Capital Instruments

CMBS Certificates

On November 18, 2005, SBA CMBS-1 Depositor LLC (the “Depositor”), an indirect subsidiary of ours sold in a private transaction $405.0 million of Initial CMBS Certificates issued by SBA CMBS Trust (the “Trust”). The Initial CMBS Certificates consist of five classes, all of which are rated investment grade with a principal balance and pass through interest rate, as indicated in the table below:

Subclass	Initial Subclass Principal Balance	Pass through Interest Rate
	(in thousands)
2005-1A	$238,580	5.369%
2005-1B	48,320	5.565%
2005-1C	48,320	5.731%
2005-1D	48,320	6.219%
2005-1E	21,460	6.706%

Total	$405,000	5.608%

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

On November 6, 2006, the Depositor sold in a private transaction $1.15 billion of Additional CMBS Certificates issued by the Trust. The Additional CMBS Certificates consist of nine classes with a principal balance and pass through interest rate for each class is indicated in the table below:

Subclass	Initial Subclass Principal Balance	Pass through Interest Rate
	(in thousands)
2006-1A	$439,420	5.314%
2006-1B	106,680	5.451%
2006-1C	106,680	5.559%
2006-1D	106,680	5.852%
2006-1E	36,540	6.174%
2006-1F	81,000	6.709%
2006-1G	121,000	6.904%
2006-1H	81,000	7.389%
2006-1J	71,000	7.825%

Total	$1,150,000	5.993%

The weighted average monthly fixed interest rate of the Additional CMBS Certificates is 6.0%, and the effective weighted average fixed interest rate is 6.3% after giving effect to the settlement of the nine interest rate swap agreements entered in contemplation of the transaction. The Additional CMBS Certificates have an expected life of five years with a final repayment date in 2036. The proceeds of the Additional CMBS Certificates were primarily used to repay the bridge loan incurred in connection with the AAT Acquisition and to fund required reserves and expenses associated with the Additional CMBS Transaction.

The assets of the Trust, which issued both the Initial CMBS Certificates and the Additional CMBS Certificates, consist of a non-recourse mortgage loan initially made in favor of SBA Properties, Inc. (the “Initial Borrower”). In connection with the issuance of the Additional CMBS Certificates, each of SBA Sites, Inc., SBA Structures, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc. and SBA Towers USVI, Inc. (the “Additional Borrowers” and collectively with the Initial Borrower, the “Borrowers”) were added as additional borrowers under the mortgage loan and the principal amount of the mortgage loan was increased by $1.15 billion to an aggregate of $1.555 billion. The Borrowers are jointly and severally liable under the mortgage loan. The mortgage loan is to be paid from the operating cash flows from the aggregate 4,975 towers owned by the Borrowers. Subject to certain limited exceptions described below, no payments of principal will be required to be made for the components of the mortgage loan corresponding to the Initial CMBS Certificates prior to the monthly payment date in November 2010, which is the anticipated repayment date for the components of the mortgage loan corresponding to the Initial CMBS Certificates, and no payments of principal will be required to be made for the components of the mortgage loan corresponding to the Additional CMBS Certificates prior to the monthly payment date in November 2011, which is the anticipated repayment date for the components of the mortgage loan corresponding to the Additional CMBS Certificates.

The Borrowers may not prepay the mortgage loan in whole or in part at any time prior to (1) November 2010 for the components of the mortgage loan corresponding to the Initial CMBS Certificates and (2) November 2011 for the components of the mortgage loan corresponding to the Additional CMBS Certificates, except in limited circumstances (such as the occurrence of certain casualty and condemnation events relating to the Borrowers’ tower sites). Thereafter, prepayment is permitted provided it is accompanied by any applicable prepayment consideration. If the prepayment occurs within nine months of the final maturity date, no prepayment consideration is due. The entire unpaid principal balance of the mortgage loan components corresponding to the Initial CMBS

Certificates will be due in November 2035 and those corresponding to the Additional CMBS Certificates will be due in November 2036. However, to the extent that the full amount of the mortgage loan component corresponding to the Initial CMBS Certificates or the amount of the mortgage loan component corresponding to the Additional CMBS Certificates are not fully repaid by their respective anticipated repayment dates, the interest rate payable on any such mortgage loan outstanding will significantly increase in accordance with the formula set forth in the mortgage loan. The mortgage loan may be defeased in whole at any time.

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

In connection with the issuance of the CMBS Certificates, we are required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan governing the CMBS Certificates to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and service expenses, and to reserve a portion of advance rents from tenants on the 4,975 tower sites. Based on the terms of the CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The monies held by the indenture trustee are classified as restricted cash on our Balance Sheet. The monies held by the indenture trustee in excess of required reserve balances are subsequently released to the Borrowers on or before the 15th calendar day following month end. However, if the debt service coverage ratio, defined as the Net Cash Flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan. Otherwise, on a monthly basis, the excess cash flow of the Borrowers held by the Trustee after payment of principal, interest, reserves and expenses is distributed to the Borrowers.

0.375% Convertible Senior Notes due 2010

On March 26, 2007 we issued $350.0 million of our 0.375% Convertible Senior Notes due 2010. Interest is payable semi-annual on June 1 and December 1, beginning June 1, 2007. The maturity date of the Notes is December 1, 2010. The Notes are convertible into cash, shares of the our Class A common stock or a combination of cash and shares of our Class A common stock based on an initial conversion price of 29.7992 shares of our Class A common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $33.56 per share or a 19% conversion premium based on the last reported sale price of $28.20 per share of our Class A common stock on March 20, 2007. The Notes are only convertible under the following circumstances:

•

during any calendar quarter commencing at any time after June 30, 2007 and only during such calendar quarter, if the last reported sale price of our Class A common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of Class A common stock on the last day of such preceding calendar quarter;

•

during the five business day period after any 10 consecutive trading day period in which the trading price of a note for each day in the measurement period was less than 95% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate;

•	if specified distributions to holders of our Class A common stock are made or specified corporate transactions occur; and

•	at any time on or after October 12, 2010.

The net proceeds from this offering were approximately $341.5 million after deducting discounts, commissions, and expenses. A portion of the net proceeds from the sale of the Notes were used to repurchase approximately 3.24 million shares of our Class A common stock, valued at approximately $91.2 million based on the closing stock price of $28.20 on March 20, 2007, the purchase agreement date. The remaining proceeds from the sale of the Notes and the warrant transactions discussed below will be used to finance future acquisitions or construction of towers, the purchase or extension of leases of land underneath our towers, to fund additional repurchases of Class A common stock and/or for general corporate purposes.

Concurrently with the sale of the Notes, we entered into convertible note hedge transactions with respect to our Class A common stock with affiliates of two of the initial purchasers of the Notes, which are designed to mitigate potential dilution from the conversion of the Notes. The initial strike price of the convertible note hedge is $33.56 per share of our Class A common stock (the same as the initial conversion price of the Notes) and is similarly subject to certain customary adjustments. The convertible note hedge transactions cover 10,429,720 shares of our Class A common stock. The aggregate cost of the convertible note hedge transactions was $77.2 million.

Separately and concurrently with entering into the convertible note hedge transactions, we entered into warrant transactions whereby we sold warrants to each of the hedge counterparties to acquire 10,429,720 shares of our Class A common stock at an initial exercise price of $55.00 per share. The aggregate proceeds from the sale of the warrants was $27.3 million.

Revolving Credit Facility

On December 21, 2005, we entered into a credit agreement for a senior secured revolving credit facility in the amount of $160.0 million. This facility consisted of a $160.0 million revolving loan, which could be borrowed, repaid and redrawn, subject to compliance with certain covenants. The facility was scheduled to mature on December 21, 2007 and no amounts were ever drawn on the facility. On March 29, 2007, we provided the lenders under this facility with a termination notice. In accordance with the terms of the credit agreement, the termination of the revolving credit facility was effective April 3, 2007. We did not incur any early termination penalties as a result of this termination.

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

Recent Accounting Pronouncements

In February 2007 the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which provides companies with an option to report selected financial assets and liabilities at their fair values. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for the Company on January 1, 2008 but early adoption is permitted provided that the provisions of SFAS No. 157, “Fair Value Measurements” are also early adopted. We are currently evaluating the effects of the adoption of SFAS No. 159.

In September 2006 FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating what impact, if any, the adoption of SFAS No. 157 will have on our consolidated financial condition, results of operations or cash flows.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. We have attempted to limit our exposure to interest rate risk by currently only carrying long-term fixed rate debt.

The following table presents the future principal payment obligations and interest rates associated with our debt instruments assuming our actual level of indebtedness as of March 31, 2007:

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
					(in thousands)
Long-term debt:
Fixed rate CMBS Certificates (1)	—	—	—	$405,000	$1,150,000	$—	$1,555,000	$1,564,421
0.375% Convertible Senior Notes	—	—	—	$350,000	$—	$—	$350,000	$358,531

(1)	The anticipated repayment date for the CMBS Certificates is November 2010 for the $405,000 of Initial CMBS Certificates and November 2011 for the $1,150,000 Additional CMBS Certificates.

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

Special Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund operations and meet our obligations as they become due;

•	our expectations regarding the amount of future expenditures required to maintain our towers;

•	our expectations regarding our new build program;

•	our estimates regarding our annual debt service in 2007 and thereafter;

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•

our ability to sufficiently increase our revenues and maintain expenses and cash capital expenditures at appropriate levels for our business to permit us to meet our anticipated uses of liquidity for operations and estimated portfolio growth;

•	the ability of our clients to access sufficient capital or their willingness to expend capital to fund network expansion or enhancements;

•	our ability to comply with the covenants and the terms of our mortgage loan which supports our CMBS Certificates;

•

our ability to secure as many site leasing tenants as planned, including our ability to retain current lessees on towers and deal with the impact, if any, of consolidation among wireless service providers;

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

Adjusted EBITDA

We define Adjusted EBITDA as loss from continuing operations plus net interest expenses, provision for taxes, depreciation, accretion and amortization, asset impairment and other charges, non-cash compensation, and other expenses and excluding non-cash leasing revenue, non-cash ground lease expense, other income and one-time costs related to transition and integration costs in connection with the AAT Acquisition. We have included this non-GAAP financial measure because we believe this item is an indicator of the performance of our core operations and reflects the changes in our operating results. Adjusted EBITDA is not intended to be an alternative measure of operating income or gross profit margin as determined in accordance with GAAP.

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

•

it does not include non-cash expenses such as asset impairment and other charges, non-cash compensation, other expenses, non-cash leasing revenue and non-cash ground lease expense. Because these non-cash items are a necessary element of our costs and our ability to generate profits, any measure that excludes these non-cash items has material limitations, and

•

it does not include costs related to transition and integration incurred in connection with the AAT Acquisition. Because these costs are indicative of actual expenses incurred by the Company, any measure that excludes these costs has material limitations.

We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of our profitability and operating results.

The reconciliation of Adjusted EBITDA is as follows:

	For the three months ended March 31,
	2007	2006
	(in thousands)
Loss from continuing operations	$(16,394)	$(9,205)
Interest income	(1,226)	(853)
Interest expense	24,788	14,490
Depreciation, accretion, and amortization	40,293	21,295
Provision for income taxes (1)	327	398
Non-cash compensation	1,417	1,082
Non-cash leasing revenue	(2,396)	(803)
Non-cash ground lease expense	2,242	1,269
Other income	(35)	(287)
AAT integration costs	5	—

Adjusted EBITDA	$49,021	$27,386

(1)

This amount includes $235 and $225 of franchise taxes reflected in the Consolidated Statement of Operations in selling, general and administrative expenses for the three months ended March 31, 2007 and March 31, 2006, respectively.

Segment Operating Profit

Each respective Segment Operating Profit is defined as segment revenues less segment cost of revenues (excluding depreciation, accretion and amortization). Total Segment Operating Profit is the total of the operating profits of the three segments. Segment Operating Profit is, in our opinion, an indicator of the operating performance of our site leasing and site development segments and is used to provide management with the ability to monitor the operating results and margin of each segment, while excluding the impact of depreciation and amortization which is largely fixed. Segment Operating Profit is not intended to be an alternative measure of revenue or gross profit as determined in accordance with GAAP.

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

	Site leasing segment
	For the three months ended March 31,
	2007	2006
	(in thousands)
Segment revenue	$76,510	$45,029
Segment cost of revenues (excluding depreciation, accretion and amortization)	(20,588)	(12,331)

Segment operating profit	$55,922	$32,698

	Site development consulting segment
	For the three months ended March 31,
	2007	2006
	(in thousands)
Segment revenue	$4,717	$3,473
Segment cost of revenues (excluding depreciation, accretion and amortization)	(3,862)	(2,876)

Segment operating profit	$855	$597

	Site development construction segment
	For the three months ended March 31,
	2007	2006
	(in thousands)
Segment revenue	$14,581	$20,302
Segment cost of revenues (excluding depreciation, accretion and amortization)	(13,016)	(19,056)

Segment operating profit	$1,565	$1,246

ITEM 4.	CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2007. Based on such evaluation, such officers have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to the repurchase of Class A common stock by the company during the three months ended March 31, 2007:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d)Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2007-1/31/2007	—	—	—	—
2/1/2007-2/28/2007	—	—	—	—
3/1/2007-3/31/2007	3,235,324	$28.20	3,235,324	2,764,676

(1)	All repurchases of shares of Class A common stock during the period were made in connection with our Note offering. On March 20, 2007, we announced that we would purchase up to $125 million worth of Class A common stock with a portion of the net proceeds received from the Notes. Prior to the Note offering, our Board of Directors authorized the Company to repurchase a total of 6 million shares of Class A common stock in open market transactions from time to time prior to December 31, 2007.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.64	Form of Convertible Bond Hedge Transaction Agreement entered into by SBA Communications Corporation with Citibank, N.A. and Deutsche Bank AG, London Branch

10.65	Form of Issuer Warrant Transaction Letter Agreement entered into by SBA Communications Corporation with Citibank, N.A. and Deutsche Bank AG, London Branch

31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

May 9, 2007	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

May 9, 2007	/s/ Anthony J. Macaione
Anthony J. Macaione
Chief Financial Officer
(Principal Financial Officer)