Form 10-Q
period 2007-06-30
SBA COMMUNICATIONS CORP
filed 2007-08-06
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 103,891,224 shares of Class A common stock as of August 1, 2007.

SBA COMMUNICATIONS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,534	$46,148
Short-term investments	101,295	—
Restricted cash	29,761	34,403
Accounts receivable, net of allowance of $1,414 and $1,316 in 2007 and 2006, respectively	19,621	20,781
Costs and estimated earnings in excess of billings on uncompleted contracts	19,523	19,403
Prepaid and other current assets	9,251	6,872

Total current assets	276,985	127,607

Property and equipment, net	1,119,582	1,105,942
Intangible assets, net	754,412	724,872
Deferred financing fees, net	37,560	33,221
Other assets	64,965	54,650

Total assets	$2,253,504	$2,046,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,385	$9,746
Accrued expenses	16,645	17,600
Deferred revenue	27,058	24,665
Interest payable	4,011	4,056
Billings in excess of costs and estimated earnings on uncompleted contracts	1,453	1,055
Other current liabilities	1,991	1,232

Total current liabilities	58,543	58,354

Long-term liabilities:
Long-term debt	1,905,000	1,555,000
Other long-term liabilities	55,090	47,017

Total long-term liabilities	1,960,090	1,602,017

Commitments and contingencies

Shareholders’ equity:
Preferred stock—par value $.01, 30,000 shares authorized, none issued or outstanding	—	—
Common stock—Class A, par value $.01, 200,000 shares authorized, 103,681 and 105,672 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	1,037	1,057
Additional paid-in capital	1,422,677	1,450,754
Accumulated deficit	(1,187,894)	(1,065,224)
Accumulated other comprehensive loss, net	(949)	(666)

Total shareholders’ equity	234,871	385,921

Total liabilities and shareholders’ equity	$2,253,504	$2,046,292

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Revenues:
Site leasing	$79,552	$62,314	$156,062	$107,343
Site development	20,737	25,062	40,035	48,837

Total revenues	100,289	87,376	196,097	156,180

Operating expenses:

Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	21,202	17,167	41,790	29,498
Cost of site development	18,048	23,009	34,926	44,941
Selling, general and administrative	11,578	11,495	22,402	20,423
Depreciation, accretion and amortization	41,650	32,885	81,943	54,181

Total operating expenses	92,478	84,556	181,061	149,043

Operating income	7,811	2,820	15,036	7,137

Other income (expense):
Interest income	3,273	955	4,499	1,808
Interest expense	(23,176)	(20,349)	(46,172)	(28,698)
Non-cash interest expense	—	(1,580)	—	(6,845)
Amortization of deferred financing fees	(2,222)	(3,373)	(4,014)	(4,249)
Loss from write-off of deferred financing fees and extinguishment of debt	(431)	(53,838)	(431)	(53,838)
Other	(226)	(76)	(191)	212

Total other expense	(22,782)	(78,261)	(46,309)	(91,610)

Loss before provision for income taxes	(14,971)	(75,441)	(31,273)	(84,473)
Provision for income taxes	(101)	(197)	(193)	(370)

Net loss	$(15,072)	$(75,638)	$(31,466)	$(84,843)

Basic and diluted loss per common share amounts:
Net loss per common share	$(0.15)	$(0.77)	$(0.30)	$(0.92)

Weighted average number of common shares	103,160	98,138	104,406	91,951

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(unaudited) (in thousands)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE, December 31, 2006	105,672	$1,057	$1,450,754	$(1,065,224)	$(666)	$385,921
Net loss	—	—	—	(31,466)	—	(31,466)
Amortization of deferred gain/loss from settlement of derivative financial instruments, net	—	—	—	—	(283)	(283)
Common stock issued in connection with acquisitions and earn outs	389	4	11,808	—	—	11,812
Non-cash compensation	—	—	4,319	—	—	4,319
Common stock issued in connection with stock purchase/option plans	855	8	5,735	—	—	5,743
Purchase of convertible note hedges	—	—	(77,200)	—	—	(77,200)
Proceeds from issuance of common stock warrants	—	—	27,261	—	—	27,261
Repurchase and retirement of common stock	(3,235)	(32)	—	(91,204)	—	(91,236)

BALANCE, June 30, 2007	103,681	$1,037	$1,422,677	$(1,187,894)	$(949)	$234,871

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,466)	$(84,843)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization	81,943	54,181
Deferred tax provision	60	—
Loss/(gain) on sale of assets	283	(110)
Non-cash compensation expense	3,589	2,578
Provision for doubtful accounts	150	100
Amortization of original issue discount and deferred financing fees	4,014	11,094
Loss from write-off of deferred financing fees and extinguishment of debt	431	53,838
Amortization of deferred gain/loss of derivative financial instruments, net	(283)	(1,134)
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	1,526	(1,117)
Prepaid and other assets	(10,280)	(7,267)
Accounts payable and accrued expenses	(1,357)	(3,812)
Other liabilities	4,670	1,715

Net cash provided by operating activities	53,280	25,223

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(120,500)	—
Sale of short-term investments	19,500	—
Maturity of short-term investments	—	19,900
Capital expenditures	(13,278)	(12,662)
Acquisitions and related earn-outs	(95,725)	(36,678)
Payment for purchase of AAT Communications, Corp., net of cash acquired	—	(643,329)
Proceeds from sale of fixed assets	58	116
Payment of restricted cash relating to tower removal obligations	(904)	(3,018)

Net cash used in investing activities	(210,849)	(675,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of fees paid	341,515	—
Repurchase and retirement of common stock	(91,236)	—
Proceeds from issuance of common stock warrants	27,261	—
Purchase of convertible note hedges	(77,200)	—
Release of restricted cash relating to CMBS Certificates	3,218	8,061
Proceeds from employee stock purchase/stock option plans	5,743	3,667
Proceeds from bridge financing, net of fees paid	—	1,088,802
Repurchase of 9 3/4% senior discount notes	—	(251,826)
Repurchase of 8 1/2% senior notes	—	(181,418)
Fees paid relating to equity offering	—	(607)
Payment of deferred financing fees relating to CMBS Certificates	(346)	(530)
Payment of deferred financing fees relating to senior revolving credit facility	—	(39)

Net cash provided by financing activities	208,955	666,110

NET INCREASE IN CASH AND CASH EQUIVALENTS	51,386	15,662
CASH AND CASH EQUIVALENTS:
Beginning of period	46,148	45,934

End of period	$97,534	$61,596

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$46,642	$32,879

Income taxes	$380	$499

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Assets acquired through capital leases	$845	$—

Class A common stock issued relating to acquisitions and earnouts	$11,812	$393,018

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

2. CURRENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”) which provides companies with an option to report selected financial assets and liabilities at their fair values. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 will become effective for the Company on January 1, 2008, but early adoption is permitted provided that the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) are also adopted early. The Company is currently evaluating the effects of the adoption of SFAS No. 159.

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

3. SHORT TERM INVESTMENTS

As of June 30, 2007, we had $101.3 million in auction rate securities. Auction rate securities are debt instruments with long-term scheduled maturities, but have interest rates that are typically reset every 90 days or less, at which time the securities can typically be purchased or sold, creating a highly liquid market. Due to an active secondary market for such investments, the rate reset for each instrument is an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. The Company’s intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to provide the opportunity to maximize returns while preserving liquidity. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of our investment in these securities, they have been classified as short-term investments in current assets on our Consolidated Balance Sheet. Gross purchases and sales of these investments are presented within “Cash flows from investing activities” on our Consolidated Statements of Cash Flows.

4. RESTRICTED CASH

Restricted cash consists of the following:

	As of June 30, 2007	As of December 31, 2006	Included on Balance Sheet
	(in thousands)
CMBS Certificates	$27,472	$30,690	Restricted cash - current asset
Payment and performance bonds	2,289	3,713	Restricted cash - current asset
Surety bonds	14,990	13,696	Other assets - noncurrent

Total restricted cash	$44,751	$48,099

In connection with the issuance of the CMBS Certificates (as defined in Note 9), the Company is required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan agreement governing the CMBS Certificates to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and servicing expenses, and to reserve a portion of advance rents from tenants. Based on the terms of the CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The restricted cash held by the indenture trustee in excess of required reserve balances is subsequently released to the Borrowers (as defined in Note 9) on or before the 15th calendar day following month end. All monies held by the indenture trustee after the release date, are classified as restricted cash on the Company’s Consolidated Balance Sheets.

Payment and performance bonds relate primarily to collateral requirements relating to tower construction currently in process by the Company. Cash pledged as collateral related to surety bonds are issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily relate to the Company’s tower removal obligations.

5. ACQUISITIONS

AAT Acquisition

On April 27, 2006, a subsidiary of the Company acquired 100% of the outstanding common stock of AAT Communications Corporation (“AAT”) from AAT Holdings, LLC II (the “AAT Acquisition”). AAT owned 1,850 tower sites in the United States at the time of its acquisition. The AAT Acquisition provided the Company with a nationwide platform to pursue its asset growth strategy and allowed the Company to leverage its fixed overhead costs.

The Company has accounted for the AAT Acquisition under the purchase method of accounting in accordance with SFAS No. 141 – “Business Combinations” (“SFAS No. 141”). Under this method of accounting, assets acquired and liabilities assumed were recorded on the Company’s Consolidated Balance Sheet at their estimated fair values as of the date of the AAT Acquisition. The following tables summarize the final purchase price and the final allocation of the purchase price based on the fair values of the assets acquired and liabilities assumed in connection with the merger.

The total purchase price of approximately $1.0 billion includes the fair value of shares of Class A common stock issued, the cash paid, and the acquisition related costs incurred, as follows (in thousands):

Issuance of the Company’s Class A common stock to stockholders of AAT Holdings, LLC II (17.059 million shares at $23.02)	$392,706
Cash paid	634,000
Acquisition related costs incurred	10,637

$1,037,343

The final allocation of the purchase price is summarized below (in thousands):

Accounts receivable	$1,602
Other current assets	1,836
Property and equipment	368,553
Intangible assets:
Current contract intangibles	420,774
Network location intangibles	256,468
Other assets	269

Total assets acquired	1,049,502

Current liabilities	(9,227)
Other liabilities	(2,932)

Total liabilities assumed	(12,159)

Net assets acquired	$1,037,343

Unaudited Pro Forma Financial Information

The following table presents the unaudited pro forma consolidated results of operations of the Company for the three and six months ended June 30, 2006 as if the AAT Acquisition and the related financing transactions were completed as of January 1, 2006 (in thousands, except per share amounts):

	For the three months ended June 30, 2006	For the six months ended June 30, 2006
Revenues	$93,695	$184,941
Operating Income	$1,038	$2,340
Net loss	$(59,400)	$(113,599)
Basic and diluted net loss per common share	$(0.58)	$(1.10)

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

Other Acquisitions

During the three months ended June 30, 2007, the Company acquired 68 completed towers, related assets and liabilities from various sellers. The aggregate net consideration paid for these additional assets was $43.9 million, consisting of $32.0 million in cash (which consisted of cash payments of $34.4 million net of working capital adjustments, and due diligence and other acquisition related costs) and approximately 388,000 shares of Class A common stock valued at $11.9 million (which consisted of stock valued of $11.8 million net of working capital adjustments). The Company accounted for all of the above tower acquisitions at fair market value at the date of each acquisition. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions. None of the individual acquisitions or aggregate acquisitions consummated were significant to the Company and accordingly, pro forma financial information has not been presented. In addition in the second quarter of 2007, the Company paid $8.4 million in land purchases and $1.0 million in settlement of contingent purchase price amounts payable as a result of acquired towers exceeding certain performance targets and costs associated with prior acquisitions.

In accordance with the provisions of SFAS No. 141, the Company continues to evaluate all acquisitions within one year after the applicable closing date of each transaction to determine whether any additional adjustments need to be made to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill, if certain criteria are met. These intangible assets represent the value associated with current leases in place at the acquisition date (“Current Contract Intangibles”) and future tenant leases anticipated to be added to the acquired towers (“Network Location Intangibles”) and were calculated using the discounted values of the current or future expected cash flows. The intangible assets are estimated to have an economic useful life consistent with the economic useful life of the related tower assets, which is typically 15 years.

From time to time, the Company agrees to pay additional consideration for such acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the one to three years after they have been acquired. As of June 30, 2007, the Company had an obligation to pay up to an additional $5.9 million in consideration if the performance targets contained in various acquisition agreements are met. These obligations are associated with acquisitions within the Company’s site leasing segment. With respect to certain acquisitions, the additional consideration may be paid in cash or shares of Class A common stock at the Company’s option. The Company records such obligations as additional consideration when it becomes probable that the targets will be met.

6. INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible asset:

	As of June 30, 2007			As of December 31, 2006
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
	(in thousands)
Current contract intangibles	$503,180	$(37,413)	$465,767	$468,561	$(21,405)	$447,156
Network location intangibles	311,662	(23,017)	288,645	290,768	(13,052)	277,716

Intangible assets, net	$814,842	$(60,430)	$754,412	$759,329	$(34,457)	$724,872

All intangibles noted above are contained in our site leasing segment. The Company amortizes its intangible assets using the straight line method over fifteen years. Amortization expense relating to the intangible assets above was $13.2 million and $8.4 million for the three months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007 and 2006, amortization expense was $26.0 million and $9.1 million, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the purchase price is finalized for all acquisitions.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of June 30, 2007	As of December 31, 2006
	(in thousands)
Towers and related components	$1,624,869	$1,571,340
Construction-in-process	4,830	4,555
Furniture, equipment and vehicles	28,486	27,391
Land, buildings and improvements	53,432	40,947

	1,711,617	1,644,233
Less: accumulated depreciation	(592,035)	(538,291)

Property and equipment, net	$1,119,582	$1,105,942

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. At June 30, 2007 and December 31, 2006, capital expenditures that are included in accounts payable and accrued expenses were $1.7 million and $2.6 million, respectively.

8. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of June 30, 2007	As of December 31, 2006
	(in thousands)
Costs incurred on uncompleted contracts	$103,135	$104,157
Estimated earnings	19,189	18,771
Billings to date	(104,254)	(104,580)

	$18,070	$18,348

These amounts are included on the accompanying Consolidated Balance Sheets under the following captions:

	As of June 30, 2007	As of December 31, 2006
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$19,523	$19,403
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,453)	(1,055)

	$18,070	$18,348

At June 30, 2007, two significant customers comprised 74.2% of the costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, while at December 31, 2006, one significant customer comprised 69.3% of the costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings.

9. DEBT

Debt consists of the following:

	As of June 30, 2007	As of December 31, 2006
	(in thousands)
Commercial mortgage pass-through certificates, series 2005-1, secured, interest payable monthly in arrears, balloon payment principal of $405,000 with an anticipated repayment date of November 15, 2010. Interest at fixed rates ranging from 5.369% to 6.706%.	$405,000	$405,000

Commercial mortgage pass-through certificates, series 2006-1, secured, interest payable monthly in arrears, balloon payment principal of $1,150,000 with an anticipated repayment date of November 15, 2011. Interest at fixed rates ranging from 5.314% to 7.825%.	1,150,000	1,150,000

Convertible senior notes, unsecured, interest payable June 1 and December 1, aggregate principal amount of $350,000, maturity date of December 1, 2010. Interest at 0.375%.	350,000	—

Senior revolving credit facility. Facility originated in December 2005. Terminated facility effective April 3, 2007. No amounts outstanding at December 31, 2006.	—	—

Total debt	$1,905,000	$1,555,000

Commercial Mortgage Pass-Through Certificates, Series 2005-1

On November 18, 2005, SBA CMBS-1 Depositor LLC (the “Depositor”), an indirect subsidiary of the Company, sold in a private transaction, $405.0 million of Initial CMBS Certificates, Series 2005-1 (the “Initial CMBS Certificates”) issued by SBA CMBS Trust (the “Trust”), a trust established by the Depositor (the “Initial CMBS Transaction”). The Initial CMBS Certificates consist of five classes, all of which are rated investment grade with a principal balance and pass through interest rate, as indicated in the table below:

Subclass	Initial Subclass Principal Balance	Pass through Interest Rate
	(in thousands)
2005-1A	$238,580	5.369%
2005-1B	48,320	5.565%
2005-1C	48,320	5.731%
2005-1D	48,320	6.219%
2005-1E	21,460	6.706%

Total	$405,000	5.608%

The contracted weighted average monthly fixed interest rate of the Initial CMBS Certificates is 5.6% and the effective weighted average fixed interest rate is 4.8%, after giving effect to the settlement of two interest rate swap agreements entered into in contemplation of the transaction (see Note 10). The Initial CMBS Certificates have an anticipated repayment date in November 2010 with a final repayment date in 2035. The Company incurred deferred financing fees of $12.2 million associated with the closing of this transaction.

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

The contractual weighted average monthly fixed interest rate of the Additional CMBS Certificates is 6.0%, and the effective weighted average fixed interest rate is 6.3% after giving effect to the settlement of the nine interest rate swap agreements entered into in contemplation of the transaction (see Note 10). The Additional CMBS Certificates have an anticipated repayment date in November 2011 with a final repayment date in 2036. The proceeds of the Additional CMBS Certificates primarily repaid the bridge loan secured in connection with the AAT Acquisition and funded required reserves and expenses associated with the Additional CMBS Transaction. The Company incurred deferred financing fees of $23.6 million associated with the closing of this transaction.

The CMBS Certificates

In connection with the Initial CMBS Transaction, the $400.0 million Amended and Restated Credit Agreement (“Senior Credit Facility”), dated as of January 30, 2004, among SBA Senior Finance, as borrower and the lenders (the “Loan Agreement”) was amended and restated to replace SBA Properties as the new borrower under the Loan Agreement (the “Initial Borrower”) and to completely release SBA Senior Finance and the other guarantors of any obligations under the Loan Agreement, to increase the principal amount of the loan to $405.0 million and to amend various other terms (as amended and restated, the “Mortgage Loan Agreement”). The Mortgage Loan Agreement was then purchased by the Depositor with proceeds from the Initial CMBS Transaction. The Depositor then assigned the underlying mortgage loan to the Trust, who will have all rights as Lender under the Mortgage Loan Agreement.

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

In connection with the issuance of the CMBS Certificates, the Company is required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan governing the CMBS Certificates to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and service expenses, and to reserve a portion of advance rents from tenants on the 4,975 tower sites. Based on the terms of the CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The monies held by the indenture trustee are classified as restricted cash on the Company’s Consolidated Balance Sheets (see Note 4). The monies held by the indenture trustee in excess of required reserve balances are subsequently released to the Borrowers on or before the 15th calendar day following month end. However, if the debt service coverage ratio, defined as the net cash flow (as defined in the Mortgage Loan Agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan. Otherwise, on a monthly basis, the excess cash flow of the Borrowers held by the trustee after payment of principal, interest, reserves and expenses is distributed to the Borrowers.

0.375% Convertible Senior Notes due 2010

On March 26, 2007, the Company issued $350.0 million of its 0.375% Convertible Senior Notes (the “Notes”). Interest is payable semi-annually on June 1 and December 1, beginning June 1, 2007. The Notes have a maturity date of December 1, 2010. Deferred financing fees of $8.6 million were incurred in connection with the issuance of the Notes.

The Notes are convertible into cash, shares of the Company’s Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s option, based on an initial conversion price of 29.7992 shares of Class A common stock per $1,000 principal amount of the Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $33.56 per share or a 19% conversion premium based on the last reported sale price of $28.20 per share of Class A common stock on the Nasdaq Global Select Market on March 20, 2007. The Notes are convertible only under the following certain circumstances: (1) during any calendar quarter commencing at any time after June 30, 2007 and only during such calendar quarter, if the last reported sale price of the Company’s Class A common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of Class A common stock on the last day of such preceding calendar quarter, (2) during the five business day period after any ten consecutive trading day period in which the trading price of a Note for each day in the measurement period was less than 95% of the product of the last reported sale price of Class A common stock and the applicable conversion rate, (3) if specified distributions to holders of Class A common stock are made or specified corporate transactions occur, and (4) at any time on or after October 12, 2010.

The net proceeds from this offering were approximately $341.5 million after deducting discounts, commissions, and expenses. A portion of the net proceeds from the sale of the Notes was used to repurchase approximately 3.24 million shares of Class A common stock, valued at approximately $91.2 million based on the closing stock price of $28.20 on March 20, 2007, the purchase agreement date. These repurchased shares were immediately retired by the Company. The repurchased shares were recorded as a reduction to Class A common stock for the par value of the Class A common stock as well as an increase to accumulated deficit on the Company’s Consolidated Balance Sheet.

Concurrently with the sale of the Notes, the Company entered into convertible note hedge transactions with affiliates of two of the initial purchasers of the Notes, which are designed to mitigate potential dilution from the conversion of the Notes. The initial strike price of the convertible note hedge transactions is $33.56 per share of the Company’s Class A common stock (the same as the initial conversion price of the Notes) and is similarly subject to certain customary adjustments. The convertible note hedge transactions cover 10,429,720 shares of Class A common stock. The cost of the convertible note hedge transactions was $77.2 million. A portion of the net proceeds from the sale of the Notes and the sold warrants discussed below, were used to pay for the cost of the convertible note hedge transactions. The cost of the convertible note hedge transactions was recorded as a reduction to additional paid in capital on the Company’s Consolidated Balance Sheet.

Separately and concurrently with entering into the convertible note hedge transactions, the Company entered into sold warrant transactions whereby the Company sold warrants to each of the hedge counterparties to acquire 10,429,720 shares of Class A common stock at an initial exercise price of $55.00 per share. The aggregate proceeds from the issuance of the sold warrants were $27.3 million. The proceeds for the issuance of the sold warrants were recorded as an increase to additional paid in capital on the Company’s Consolidated Balance Sheet.

The remaining proceeds from the sale of the Notes and the sold warrants are currently being invested in cash equivalents and short-term investments, which include auction rate securities, and will be used to finance future acquisitions and construction of towers, the purchase or extension of land leases underlying our towers, future stock repurchases and for general corporate purposes.

Senior Revolving Credit Facility

On December 21, 2005, SBA Senior Finance II LLC, a subsidiary of the Company, closed on a secured senior revolving credit facility in the amount of $160.0 million. Amounts borrowed under this facility were secured by a first lien on substantially all of SBA Senior Finance II’s assets and were guaranteed by the Company and certain of its other subsidiaries. This facility replaced the prior facility which was assigned and became the mortgage loan underlying the Initial CMBS Certificates issuance. The Company incurred deferred financing fees of $1.2 million associated with the closing of this transaction.

On March 29, 2007, the Company provided the lenders with a termination notice with respect to the senior revolving credit facility. In accordance with the terms of the credit agreement, the senior revolving credit facility terminated April 3, 2007. The Company had no borrowings under the senior revolving credit facility at the time of its termination. No early termination penalties were incurred by the Company as a result of the termination. The Company has requested that the administrative agent take such actions required to release its security interest in all collateral, and to release all guarantee obligations. The Company recorded a $0.4 million loss from write-off of deferred financing fees in connection with the termination of the senior revolving credit facility.

10. DERIVATIVE FINANCIAL INSTRUMENTS

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

On November 6, 2006, a subsidiary of the Company entered into a purchase agreement with JP Morgan Securities, Inc., Lehman Brothers Inc. and Deutsche Bank Securities Inc. regarding the Additional CMBS Transaction. In connection with this agreement, the Company terminated the Additional CMBS Certificate Swaps, resulting in a $14.5 million settlement payment by the Company. The Company determined a portion of the swaps to be ineffective, and as a result, the Company recorded $1.7 million as interest expense on the Consolidated Statement of Operations during 2006. The additional deferred loss of $12.8 million is being amortized utilizing the effective interest method over the anticipated five year life of the Additional CMBS Certificates and will increase the effective interest rate on these certificates by 0.3% over the weighted average fixed interest rate of 6.0%. The unamortized value of the net deferred loss is recorded in accumulated other comprehensive loss, net on the Company’s Consolidated Balance Sheets.

Initial CMBS Certificates Swaps

On June 22, 2005, in anticipation of the Initial CMBS Transaction (see Note 9), the Company entered into two forward-starting interest rate swap agreements, each with a notional principal amount of $200.0 million to hedge the variability of future interest rates on the Initial CMBS Transaction. Under the swap agreements, the Company agreed to pay the counterparties a fixed interest rate of 4.199% on the total notional amount of $400.0 million, beginning on December 22, 2005 through December 22, 2010 in exchange for receiving floating payments based on the three-month LIBOR on the same notional amount for the same five-year period. The Company determined the swaps to be effective cash flow hedges and recorded the fair value of the interest rate swaps in accumulated other comprehensive loss, net of applicable income taxes.

On November 4, 2005, two of the Company’s subsidiaries entered into a purchase agreement with Lehman Brothers Inc. and Deutsche Bank Securities Inc. regarding the purchase and sale of $405.0 million of commercial mortgage pass-through certificates issued by SBA CMBS Trust, a trust established by a special purpose subsidiary of the Company. In connection with this agreement, the Company terminated the Initial CMBS Certificates Swaps, resulting in a $14.8 million settlement payment to the Company. The settlement payment will be amortized into interest expense on the Company’s Consolidated Statements of Operations utilizing the effective interest method over the anticipated five year life of the Initial CMBS Certificates and will reduce the effective interest rate on the Certificates by 0.8%. The unamortized value of the net deferred gain is recorded in accumulated other comprehensive loss, net on the Company’s Consolidated Balance Sheets.

11. COMMON STOCK AND COMPREHENSIVE LOSS

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

On March 19, 2007, the Board of Directors authorized the repurchase of up to 6.0 million shares of Class A common stock from time to time until December 31, 2007. During the six months ended June 30, 2007, the Company repurchased and retired approximately 3.24 million shares in connection with the issuance of the Notes (see Note 9).

Comprehensive Loss

Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net loss and “other comprehensive loss.”

Comprehensive loss is comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net loss	$(15,072)	$(75,638)	$(31,466)	$(84,843)
Other comprehensive (loss) income for derivative instruments:
Amortization of deferred gain/loss from settlement of terminated swaps reclassified into consolidated statement of operations, net	(141)	(671)	(283)	(1,333)
Change in fair value of derivatives	—	8,100	—	10,146

Comprehensive loss	$(15,213)	$(68,209)	$(31,749)	$(76,030)

The Company’s other comprehensive (loss) income for the three and six months ended June 30, 2007 includes $0.7 million and $1.4 million, respectively, for amortization of accumulated other comprehensive income recorded as a reduction to interest expense relating to a deferred gain from the settlement of a derivative financial instrument in November 2005. This was offset by $0.6 million and $1.1 million for the three and six months ended June 30, 2007, respectively, for amortization of accumulated other comprehensive loss recorded as an increase to interest expense relating to the deferred loss from the settlement of the nine derivative financial instruments in November 2006.

The three and six months ended June 30, 2006 includes $0.7 million and $1.3 million, respectively, for amortization of accumulated other comprehensive income recorded as a reduction to interest expense relating to a deferred gain from the settlement of a derivative financial instrument in November 2005. In addition, for the three and six months ended June 30, 2006, the Company’s other comprehensive loss includes an unrealized gain of $8.1 million and $10.1 million, respectively, for an unrealized gain from the Additional CMBS Certificate swaps entered into in anticipation of the issuance of debt on or before December 21, 2007 by a subsidiary of the Company (see Note 10).

12. STOCK BASED COMPENSATION

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

Stock Options

The Company has three equity participation plans (the 1996 Stock Option Plan, the 1999 Equity Participation Plan and the 2001 Equity Participation Plan) whereby options (both non-qualified and incentive stock options), stock appreciation rights and restricted stock may be granted to directors, employees and consultants. Upon adoption of the 2001 Equity Participation Plan, no further grants are permitted under the 1996 Stock Option Plan and the 1999 Equity Participation Plan. The 2001 Equity Participation Plan provides for a maximum issuance of shares, together with all outstanding options and unvested shares of restricted stock under all three of the plans, equal to 15% of the Company’s Class A common stock outstanding, adjusted for certain shares issued and the exercise of certain options. These options generally vest between three and six years from the date of grant on a straight-line basis and generally have a seven-year or a ten-year life.

From time to time, restricted shares of Class A common stock or options to purchase Class A common stock have been granted under the Company’s equity participation plans at prices below market value at the time of grant. The Company recorded approximately $0.1 million and $0.2 million of non-cash compensation expense during the three and six months ended June 30, 2006, respectively, relating to the issuance of the below market value options. There was no non-cash compensation expense for the three and six months ended June 30, 2007, respectively, relating to the issuance of the below market value options.

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

	For the three and six months ended June 30,
	2007	2006
Risk free interest rate	4.65% - 5.12%	4.2% - 5.0%
Dividend yield	0.0%	0.0%
Expected volatility	42.7%	45.0%
Expected lives	3.28 - 4.13 years	3.75 years

The following table summarizes the Company’s activities with respect to its stock option plans for the first six months of 2007 as follows (number of shares in thousands, except for per share data):

Options	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2006	4,152	$9.87	7.4
Granted	999	$28.75
Exercised	(827)	$6.12
Canceled	(178)	$22.74

Outstanding at June 30, 2007	4,146	$14.62	6.9

Exercisable at June 30, 2007	1,573	$8.37	6.2

Unvested at June 30, 2007	2,573	$18.45	7.3

The weighted-average fair value of options granted during the six months ended June 30, 2007 and 2006 was $10.97 and $7.81, respectively. The total intrinsic value for options exercised during the six months ended June 30, 2007 and 2006 was $19.8 million and $6.3 million, respectively.

Employee Stock Purchase Plan

In 1999, the Board of Directors of the Company adopted the 1999 Stock Purchase Plan (the “Purchase Plan”). A total of 500,000 shares of Class A common stock were reserved for purchase under the Purchase Plan. During 2003, an amendment to the Purchase Plan was adopted which increased the number of shares reserved for purchase from 500,000 to 1,500,000 shares. The Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to 85% of the fair market value of Class A common stock on the last day of an offering period. During the six months ended June 30, 2007, approximately 28,000 shares of Class A common stock were issued under the Purchase Plan, which resulted in cash proceeds to the Company of $0.7 million compared to the six months ended June 30, 2006 when approximately 31,800 shares of Class A common stock were issued under the Purchase Plan, which resulted in cash proceeds to the Company of $0.6 million. In addition, the Company recorded $0.1 million of non-cash compensation expense relating to these shares for each of the six months ended June 30, 2007 and June 30, 2006.

Non-Cash Compensation Expense

The table below reflects a break out by category of the amounts recognized on the Company’s Statements of Operations for the three and six months ended June 30, 2007 and 2006, respectively, for non-cash compensation expense (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Cost of revenues	$77	$36	$137	$94
Selling, general and administrative	2,095	1,460	3,452	2,484

Total cost of non-cash compensation included in loss before provision for income taxes	2,172	1,496	3,589	2,578
Amount of income tax recognized in earnings	—	—	—	—

Amount charged against loss	$2,172	$1,496	$3,589	$2,578

Impact on net loss per common share:
Basic	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Diluted	$(0.02)	$(0.02)	$(0.03)	$(0.03)

In addition, the Company capitalized $0.3 million and $0.1 million relating to non-cash compensation during the three months ended June 30, 2007 and June 30, 2006, respectively, to fixed and intangible assets. During the six months ended June 30, 2007 and 2006, the Company capitalized $0.7 million and $0.1 million, respectively, relating to non-cash compensation to fixed and intangible assets.

13. INCOME TAXES

The Company had taxable losses during the six months ended June 30, 2007 and 2006, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more likely than not” that the Company will generate sufficient taxable income in future periods to recognize the losses.

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

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment (1)	Total
	(in thousands)
Three months ended June 30, 2007
Revenues	$79,552	$5,908	$14,829	$—	$100,289
Cost of revenues	$21,202	$4,493	$13,555	$—	$39,250
Operating income (loss)	$10,520	$804	$(350)	$(3,163)	$7,811
Capital expenditures(2)	$63,895	$45	$118	$26	$64,084

Three months ended June 30, 2006
Revenues	$62,314	$3,993	$21,069	$—	$87,376
Cost of revenues	$17,167	$3,681	$19,328	$—	$40,176
Operating income (loss)	$6,439	$(92)	$(420)	$(3,107)	$2,820
Capital expenditures(2)	$1,054,944	$54	$395	$180	$1,055,573

Six months ended June 30, 2007
Revenues	$156,062	$10,625	$29,410	$—	$196,097
Cost of revenues	$41,790	$8,355	$26,571	$—	$76,716
Operating income (loss)	$20,468	$1,126	$(526)	$(6,032)	$15,036
Capital expenditures(2)	$120,961	$71	$211	$417	$121,660
Six months ended June 30, 2006
Revenues	$107,343	$7,466	$41,371	$—	$156,180
Cost of revenues	$29,498	$6,557	$38,384	$—	$74,439
Operating income (loss)	$13,708	$226	$(1,022)	$(5,775)	$7,137
Capital expenditures(2)	$1,085,281	$119	$773	$485	$1,086,658

Assets
As of June 30, 2007	$1,994,284	$6,709	$37,452	$215,059	$2,253,504
As of December 31, 2006	$1,952,126	$4,723	$42,476	$46,967	$2,046,292

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Includes acquisitions and related earn-outs.

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

	Percentage of Site Leasing Revenue for the three months ended June 30,
	2007	2006
Sprint/Nextel	26.5%	27.4%
AT&T	23.9%	27.1%

	Percentage of Site Development Consulting Revenue for the three months ended June 30,
	2007	2006
Sprint/Nextel	60.4%	34.5%
Verizon	17.0%	27.1%
Bechtel Corporation	0.8%	13.9%

	Percentage of Site Development Construction Revenue for the three months ended June 30,
	2007	2006
Sprint/Nextel	38.2%	26.5%
AT&T	8.0%	12.8%
Bechtel Corporation	4.5%	18.6%

One significant customer comprised 48.6% of site development consulting and construction segments combined accounts receivable at June 30, 2007. Two significant customers comprised 57.1% of site development consulting and construction segments combined accounts receivable at December 31, 2006.

15. SUBSEQUENT EVENTS

Subsequent to June 30, 2007, the Company acquired 99 towers for an aggregate purchase price of $38.2 million, of which $28.4 million was paid in cash and the remainder through the issuance of shares of the Company’s Class A common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications towers in 47 of the 48 contiguous United States, Puerto Rico and the U.S. Virgin Islands. Our principal business line is our site leasing business, which contributed 95.7% of our segment operating profit for the six months ended June 30, 2007. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative or acquired. As of June 30, 2007, we owned 5,783 towers, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to wireless service providers. We also manage or lease over 5,700 actual or potential communications sites, of which 730 are revenue producing. Through our site development business, we offer wireless service providers assistance in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. Site leasing revenues are received primarily from wireless service provider tenants, including Alltel, AT&T, Sprint Nextel, T-Mobile and Verizon Wireless. Wireless service providers enter into numerous different tenant leases with us, each of which relates to the lease or use of space at an individual tower site. Each tenant lease is generally for an initial term of five years with four 5-year renewal periods at the option of the tenant. Almost all of these tenant leases contain specific rent escalators, which average 3%—4% per year, including the renewal option periods. Tenant leases are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the current term of the related lease agreements. Rental amounts received in advance are recorded as deferred revenue.

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

For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as a result of adding additional customers to the tower. The amount of other direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower, but typically do not make up a large percentage of total operating costs. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting towers or upgrading or repairing access roads or fencing. Lastly, ground leases are generally for an initial term of five years or more with multiple renewal options of five year periods at our option and provide for rent escalators which typically average 3% – 4% annually or provide for term escalators of approximately 15%.

Our site leasing business generates substantially all of our segment operating profit. As indicated in the table below, during the three and six months ended June 30, 2007 our site leasing business generated 79.3% and 79.6%, respectively, of our total revenue and represented a substantial portion of our total segment operating profit. Information regarding the total and percentage of assets used in our site leasing business is included in Note 14 of our consolidated financial statements included in this report.

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands, except for percentages)
Site leasing revenue	$79,552	$62,314	$156,062	$107,343

Site leasing segment operating profit (1)	$58,350	$45,147	$114,272	$77,845

Percentage of total revenue	79.3%	71.3%	79.6%	68.7%

Site leasing operating profit percentage contribution of total segment operating profit (1)	95.6%	95.7%	95.7%	95.2%

(1)

Site leasing segment operating profit and total segment operating profit are non-GAAP financial measures. We reconcile these measures and provide other Regulation G disclosures later in this quarterly report in the section titled Non-GAAP Financial Measures.

The following rollforward summarizes the activity in our tower portfolio from December 31, 2006 to June 30, 2007:

Number of Towers
Towers owned at December 31, 2006	5,551
Purchased towers	142
Constructed towers	9

Towers owned at March 31, 2007	5,702
Purchased towers	68
Constructed towers	15
Towers reclassified/disposed of (1)	(2)

Towers owned at June 30, 2007	5,783

(1)

Reclassifications reflect the combination for reporting purposes of multiple tower structures on a single parcel of real estate, which we market and customers view as a single location, into a single tower site. Dispositions reflect the decommissioning, sale, conveyance or legal transfer of owned tower sites.

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

The table below provides the percentage of total company revenues and total segment operating profit contributed by site development services for the three and six months ended June 30, 2007 and 2006. Information regarding the total and percentage of assets used in our site development services businesses is included in Note 14 of our consolidated financial statements included in this report.

	Percentage of Revenues
	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Site development consulting	5.9%	4.6%	5.4%	4.8%
Site development construction	14.8%	24.1%	15.0%	26.5%

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues:

	For the three months ended June 30,				Percentage Change
	2007	Percentage of Revenues	2006	Percentage of Revenues
		(in thousands, except for percentages)
Site leasing	$79,552	79.3%	$62,314	71.3%	27.7%
Site development consulting	5,908	5.9%	3,993	4.6%	48.0%
Site development construction	14,829	14.8%	21,069	24.1%	(29.6)%

Total revenues	$100,289	100.0%	$87,376	100.0%	14.8%

Site leasing revenues increased $17.2 million due to an increase in the number of tenants and the amount of equipment added to our historical towers and from revenue generated by the towers that we acquired in the AAT Acquisition and the other towers we acquired or constructed. AAT contributed approximately $24.7 million of the total revenues for the three months ended June 30, 2007 compared to approximately $16.2 million for the three months ended June 30, 2006, an increase of approximately $8.5 million. As of June 30, 2007, we had 14,212 tenants as compared to 13,103 tenants at June 30, 2006. Additionally, we have experienced, on average, higher rents per tenant due to higher rents from new tenants, higher annual rents upon renewals by existing tenants and additional equipment added by existing tenants.

Site development consulting revenues increased $1.9 million as a result of a higher volume of work in the second quarter of 2007 versus the same period of 2006.

Site development construction revenue decreased $6.2 million due to the wind down or completion of certain of our prior construction contracts from the larger wireless service providers and our efforts to focus on capturing higher margin services work rather than volume.

Operating Expenses:

	For the three months ended June 30,		Percentage Change
	2007	2006
	(in thousands)
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Site leasing	$21,202	$17,167	23.5%
Site development consulting	4,493	3,681	22.1%
Site development construction	13,555	19,328	(29.9)%
Selling, general and administrative	11,578	11,495	0.7%
Depreciation, accretion and amortization	41,650	32,885	26.7%

Total operating expenses	$92,478	$84,556	9.4%

Site leasing cost of revenues increased $4.0 million primarily as a result of the growth in the number of towers owned by us, which was 5,783 at June 30, 2007 up from 5,281 at June 30, 2006. AAT contributed approximately $6.8 million to the total site leasing cost of revenues for the three months ended June 30, 2007 compared to approximately $4.7 million for the three months ended June 30, 2006, an increase of approximately $2.1 million.

Site development consulting cost of revenues increased $0.8 million as a result of a higher volume of work in the second quarter of 2007 compared to the same period of 2006. Site development construction cost of revenue decreased $5.8 million due to the wind down or completion of certain of our prior construction contracts from the larger wireless service providers.

Depreciation, accretion and amortization expense increased $8.8 million, to $41.7 million for the three months ended June 30, 2007 from $32.9 million for the three months ended June 30, 2006. Approximately $17.8 million is associated with towers we acquired in the AAT Acquisition for the three months ended June 30, 2007 compared to approximately $11.6 million for the three months ended June 30, 2006, an increase of $6.2 million.

Operating Income:

	For the three months ended June 30,		Percentage Change
	2007	2006
	(in thousands)
Operating income	$7,811	$2,820	177.0%

The increase in operating income of $5.0 million is primarily a result of higher revenues without a commensurate increase in cost of revenues in the site leasing and site development consulting segments, offset by an increase in depreciation, accretion and amortization expense for the second quarter of 2007 versus the same period of 2006.

Segment Operating Profit:

	For the three months ended June 30,		Percentage Change
	2007	2006
	(in thousands)
Segment operating profit:
Site leasing	$58,350	$45,147	29.2%
Site development consulting	1,415	312	353.5%
Site development construction	1,274	1,741	(26.9)%

Total	$61,039	$47,200	29.3%

The increase in site leasing segment operating profit of $13.2 million is primarily related to additional revenue generated by the increased number of towers acquired in the AAT Acquisition. AAT contributed approximately $17.9 million of the total site leasing segment operating profit for the three months ended June 30, 2007 as compared to approximately $11.5 million for the three months ended June 30, 2006, an increase of approximately $6.4 million. The remaining increase in our margin growth is due to increased revenue from the increased number of tenants and tenant equipment on our sites in the second quarter of 2007 versus the second quarter of 2006, control of our selling, general and administrative expenses and the positive impact of our ground lease purchase program. We reconcile these non-GAAP financial measures and provide other Regulation G disclosures later in this quarterly report in the section titled Non-GAAP Financial Measures.

Other Income (Expense):

	For the three months ended June 30,		Percentage Change
	2007	2006
	(in thousands)
Interest income	$3,273	$955	242.7%
Interest expense	(23,176)	(20,349)	13.9%
Non-cash interest expense	—	(1,580)	(100.0)%
Amortization of deferred financing fees	(2,222)	(3,373)	(34.1)%
Loss from write-off of deferred financing fees and extinguishment of debt	(431)	(53,838)	(99.2)%
Other	(226)	(76)	197.4%

Total other expense	$(22,782)	$(78,261)	(70.9)%

Interest income increased $2.3 million for the three months ended June 30, 2007 from the three months ended June 30, 2006. This increase is primarily the result of investing the net proceeds of the convertible note offering completed at the end of the first quarter of 2007.

Interest expense for the three months ended June 30, 2007 increased $2.8 million from the three months ended June 30, 2006. This increase is primarily due to the higher weighted average amount of cash-interest bearing debt outstanding during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, which was slightly offset by a reduction in our weighted average cash interest rate for the same periods. Specifically, (1) our $1.1 billion bridge loan was only outstanding for the last two months of the second quarter of 2006, while the Additional CMBS Certificates which were used to refinance the bridge loan were outstanding for the full three months of the second quarter of 2007, and (2) we had $350.0 million of additional debt outstanding for the full second quarter of 2007 consisting of the Notes by comparison to none in the second quarter of 2006.

There was no non-cash interest expense for the three months ended June 30, 2007 versus $1.6 million for the three months ended June 30, 2006. The decrease was a result of the repurchase of the remaining aggregate principal amount of $223.7 million of our 9 3/4% senior discount notes in April 2006.

Amortization of deferred financing fees decreased by $1.2 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. This decrease was primarily a result of lower amortization of fees relating to the $1.6 billion of CMBS Certificates and the $350.0 million Notes which were outstanding as of June 30, 2007 versus the amortization of fees on the $1.1 billion bridge loan, the $405.0 million of Initial CMBS Certificates and the senior revolving credit facility for the three months ended June 30, 2006.

The loss from write-off of deferred financing fees and extinguishment of debt was $53.8 million in the second quarter of 2006 associated with the repurchase of the 8 1/2% senior notes and the 9 3/4% senior discount notes in April 2006. This amount was $0.4 million in the second quarter of 2007 associated with the termination of the senior revolving credit facility in April 2007.

Adjusted EBITDA:

	For the three months ended June 30,		Percentage Change
	2007	2006
	(in thousands)
Adjusted EBITDA	$51,480	$39,444	30.5%

The increase in adjusted EBITDA of $12.0 million is primarily the result of increased segment operating profit from our site leasing segment for the three months ended June 30, 2007 versus the three months ended June 30, 2006. We reconcile this non-GAAP financial measure and provide other Regulation G disclosures later in this quarterly report in the section titled Non-GAAP Financial Measures.

Net Loss:

	For the three months ended June 30,		Percentage Change
	2007	2006
	(in thousands)
Net loss	$(15,072)	$(75,638)	(80.1)%

The decrease in net loss of $60.6 million is primarily the result of the decrease in loss from write-off of deferred financing fees and extinguishment of debt in addition to improved operating income.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues:

	For the six months ended June 30,				Percentage Change
	2007	Percentage of Revenues	2006	Percentage of Revenues
		(in thousands, except for percentages)
Site leasing	$156,062	79.6%	$107,343	68.7%	45.4%
Site development consulting	10,625	5.4%	7,466	4.8%	42.3%
Site development construction	29,410	15.0%	41,371	26.5%	(28.9)%

Total revenues	$196,097	100.0%	$156,180	100.0%	25.6%

Site leasing revenues increased $48.7 million due to an increase in the number of tenants and the amount of equipment added to our historical towers and from revenue generated by the towers that we acquired in the AAT Acquisition and the other towers we acquired or constructed. AAT contributed approximately $48.7 million of the total revenues in the six months ended June 30, 2007 compared to approximately $16.2 million for same period of 2006, an increase of approximately $32.5 million. As of June 30, 2007, we had 14,212 tenants as compared to 13,103 tenants at June 30, 2006. Additionally, we have experienced, on average, higher rents per tenant due to higher rents from new tenants, higher annual rents upon renewals by existing tenants and additional equipment added by existing tenants.

Site development consulting revenues increased $3.2 million as a result of a higher volume of work in the first six months of 2007 versus the same period of 2006.

Site development construction revenue decreased $12.0 million due to the wind down or completion of certain of our prior construction contracts from the larger wireless service providers and our efforts to focus on capturing higher margin services work rather than volume.

Operating Expenses:

	For the six months ended June 30,		Percentage Change
	2007	2006
	(in thousands)
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Site leasing	$41,790	$29,498	41.7%
Site development consulting	8,355	6,557	27.4%
Site development construction	26,571	38,384	(30.8)%
Selling, general and administrative	22,402	20,423	9.7%
Depreciation, accretion and amortization	81,943	54,181	51.2%

Total operating expenses	$181,061	$149,043	21.5%

Site leasing cost of revenues increased $12.3 million primarily as a result of the growth in the number of towers owned by us, which was 5,783 at June 30, 2007 up from 5,281 at June 30, 2006. AAT contributed approximately $13.8 million to the total site leasing cost of revenues for the six months ended June 30, 2007 compared to approximately $4.7 million for the six months ended June 30, 2006, an increase of approximately $9.1 million.

Site development consulting cost of revenues increased $1.8 million as a result of a higher volume of work in the first six months of 2007 versus the same period of 2006. Site development construction cost of revenue decreased $11.8 million due to the wind down or completion of certain of our prior construction contracts from the larger wireless service providers.

Selling, general and administrative expenses increased $2.0 million primarily as a result of an increase in salaries, benefits and other back office expenses resulting primarily from a higher number of employees, a significant portion of which is attributable to the AAT Acquisition. Selling, general and administrative expenses were also impacted by $3.5 million of non-cash compensation expense that we recognized in the first six months of 2007 in accordance with SFAS 123R, as compared to $2.5 million in the comparable period in 2006, an increase of $1.0 million.

Depreciation, accretion and amortization expense increased $27.8 million to $81.9 million for the six months ended June 30, 2007 from $54.2 million for the six months ended June 30, 2006. Approximately $35.4 million was associated with towers we acquired in the AAT Acquisition for the six months ended June 30, 2007 versus $11.6 million for the six months ended June 30, 2006, an increase of $23.8 million.

Operating Income:

	For the six months ended June 30,		Percentage Change
	2007	2006
	(in thousands)
Operating income	$15,036	$7,137	110.7%

The increase in operating income of $7.9 million is primarily a result of higher revenues without a commensurate increase in cost of revenues in the site leasing and site development consulting segments, offset by an increase in selling, general and administrative expenses and depreciation, accretion and amortization expense for the first six months of 2007 versus the same period of 2006.

Segment Operating Profit:

	For the six months ended June 30,		Percentage Change
	2007	2006
	(in thousands)
Segment operating profit:
Site leasing	$114,272	$77,845	46.8%
Site development consulting	2,270	909	149.7%
Site development construction	2,839	2,987	(4.9)%

Total	$119,381	$81,741	46.0%

The increase in site leasing segment operating profit of $36.4 million is primarily related to additional revenue generated by the increased number of towers acquired in the AAT Acquisition. AAT contributed approximately $34.9 million of the total site leasing segment operating profit for the six months ended June 30, 2007 as compared to $11.5 million for the six months ended June 30, 2006, an increase of approximately $23.4 million. The remaining increase in our margin growth is due to increased revenue from the increased number of tenants and tenant equipment on our sites in the first six months of 2007 versus the same period of 2006, control of our site leasing cost of revenue and the positive impact of our ground lease purchase program. We reconcile these non-GAAP financial measures and provide other Regulation G disclosures later in this quarterly report in the section titled Non-GAAP Financial Measures.

Other Income (Expense):

	For the six months ended June 30,		Percentage Change
	2007	2006
	(in thousands)
Interest income	$4,499	$1,808	148.8%
Interest expense	(46,172)	(28,698)	60.9%
Non-cash interest expense	—	(6,845)	(100.0)%
Amortization of deferred financing fees	(4,014)	(4,249)	(5.5)%
Loss from write-off of deferred financing fees and extinguishment of debt	(431)	(53,838)	(99.2)%
Other	(191)	212	(190.1)%

Total other expense	$(46,309)	$(91,610)	(49.4)%

Interest income increased $2.7 million for the six months ended June 30, 2007 from the six months ended June 30, 2006. This increase is primarily the result of investing the net proceeds of the Convertible Senior Notes offering completed at the end of the first quarter of 2007.

Interest expense for the six months ended June 30, 2007 increased $17.5 million from the six months ended June 30, 2006. This increase is primarily due to the higher weighted average amount of cash-interest bearing debt outstanding during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, which was slightly offset by a reduction in our weighted average cash interest rate for the same periods. Specifically, (1) our $1.1 billion bridge loan was only outstanding for the last two months of the first six months of 2006, while the Additional CMBS Certificates which were used to refinance the bridge loan were outstanding for the full six months of the first half of 2007, and (2) we had $350.0 million of additional debt outstanding during the last three months of the first half of 2007 consisting of the Notes by comparison to none in the first half of 2006.

There was no non-cash interest expense for the six months ended June 30, 2007 compared to $6.8 million for the six months ended June 30, 2006. The decrease was a result of the repurchase of all outstanding 9 3/4 % senior discount notes in April 2006.

The loss from write-off of deferred financing fees and extinguishment of debt was $53.8 million for the six months ended June 30, 2006 associated with the repurchase of the 8 1/2% senior notes and the 9 3/4% senior discount notes in April 2006. This amount was $0.4 million for the six months ended June 30, 2007 associated with the termination of the senior revolving credit facility in April 2007.

Adjusted EBITDA:

	For the six months ended June 30,		Percentage Change
	2007	2006
	(in thousands)
Adjusted EBITDA	$100,501	$66,830	50.4%

The increase in adjusted EBITDA of $33.7 million is primarily the result of increased segment operating profit from our site leasing segment for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. We reconcile this non-GAAP financial measure and provide other Regulation G disclosures later in this quarterly report in the section titled Non-GAAP Financial Measures.

Net Loss:

	For the six months ended June 30,		Percentage Change
	2007	2006
	(in thousands)
Net loss	$(31,466)	$(84,843)	(62.9)%

The decrease in net loss of $53.4 million is primarily the result of the decrease in loss from write-off of deferred financing fees and extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation (“SBA Communications”) is a holding company with no business operations of its own. Our only significant asset is the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”) which is also a holding company that owns the outstanding capital stock of SBA Senior Finance, Inc. (“SBA Senior Finance”), which, directly or indirectly, owns the equity interest in substantially all of our subsidiaries. We conduct all of our business operations through our SBA Senior Finance subsidiaries, primarily the borrowers under the mortgage loan underlying the CMBS Certificates, and SBA Senior Finance II LLC, the borrower under the senior revolving credit facility which terminated in April 2007.

Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries. The ability of our subsidiaries to pay cash or stock dividends is restricted under the terms of our CMBS Certificates.

A summary of our cash flows is as follows:

	For the three months ended June 30, 2007	For the six months ended June 30, 2007
	(in thousands)
Summary cash flow information:
Cash provided by operating activities	$26,732	$53,280
Cash used in investing activities	(153,042)	(210,849)
Cash provided by financing activities	4,360	208,955

Increase in cash and cash equivalents	(121,950)	51,386
Cash and cash equivalents at March 31, 2007 and December 31, 2006	219,484	46,148

Cash and cash equivalents, June 30, 2007	$97,534	$97,534

Sources of Liquidity

We have traditionally funded our growth, including our tower portfolio growth, through borrowings under a senior revolving credit facility, long-term indebtedness and equity issuances. In addition, we have recently begun to fund our growth with cash flows from operations.

During 2005 and 2006 we began to utilize the CMBS markets to refinance our debt as it provided us an opportunity to capitalize on the value of our tower portfolio to reduce our weighted average cost of interest.

On March 26, 2007, we issued $350.0 million of our 0.375% Convertible Senior Notes due in 2010, which we refer to as the Notes. Semi-annual interest payments on the Notes are due each June 1 and December 1, beginning June 1, 2007. The maturity date of the Notes is December 1, 2010. The Notes are convertible into cash, shares of our Class A common stock or a combination of cash and stock, at our option. The Notes are convertible at a rate of 29.7992 shares per $1,000 principal amount of the Notes, subject to certain adjustments. The Notes are only convertible under certain specified circumstances. The net proceeds from this offering were approximately $341.5 million after deducting discounts, commissions and expenses. A portion of the net proceeds from the sale of the Notes was used to repurchase approximately 3.24 million shares of our Class A common stock at a price of $28.20 per share, or approximately $91.2 million, which shares were subsequently retired. Concurrently with the sale of the Notes, we entered into convertible note hedge transactions whereby we purchased from affiliates of two of the initial purchasers of the Notes, an option covering 10,429,720 shares of our Class A common stock at an initial price of $33.56 per share. The aggregate cost of the convertible note hedge transactions was $77.2 million. A portion of the net proceeds from the sale of the Notes and the sold warrants discussed below, were used to pay for the cost of the convertible note hedge transactions. Separately and concurrently with the sale of the Notes, we entered into sold warrant transactions whereby we sold to affiliates of two of the initial purchasers of the Notes warrants to acquire 10,429,720 shares of our Class A common stock at an initial exercise price of $55.00 per share. We received an aggregate of $27.3 million in proceeds from the sold warrant transactions. The remainder of the net proceeds from the sale of the Notes and the sold warrant transactions is currently being invested in cash equivalents and short-term investments, which include auction rate securities, and will be used to finance future acquisitions and construction of towers, the purchase or extension of land leases underlying our towers, future stock repurchases, and for general corporate purposes.

Cash provided by operating activities was $53.3 million for the six months ended June 30, 2007. This was primarily the result of segment operating profit (excluding depreciation, accretion and amortization) from the site leasing segment, net of interest expense and selling, general, and administrative expenses.

Equity Issuances

In connection with our acquisitions, we have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services. During the three months ended June 30, 2007, we issued approximately 0.4 million shares of Class A common stock under this registration statement for the acquisition of towers. As of June 30, 2007, we had approximately 4.1 million shares of Class A common stock remaining under this shelf registration statement.

On April 14, 2006, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, shares of preferred stock, which may be represented by depositary shares, unsecured senior, senior subordinated or subordinated debt securities, and warrants to purchase any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. During the three months ended June 30, 2007, we did not issue any securities under this automatic shelf registration statement.

Uses of Liquidity

Our principal use of liquidity is cash capital expenditures associated with the growth of our tower portfolio. Our cash capital expenditures, including cash used for acquisitions, for the three months ended June 30, 2007 were $51.4 million. The $51.4 million included $4.7 million related to new tower construction, $1.6 million for maintenance tower capital expenditures, $1.0 million for augmentations and tower upgrades, $0.2 million for general corporate expenditures and $8.4 million for ground lease purchases. This amount also included cash capital expenditures of $35.5 million that we incurred in connection with the acquisition of 68 completed towers and earnouts for the three months ended June 30, 2007, net of related prorated rental receipts and payments.

Our cash capital expenditures, including cash used for acquisitions, for the six months ended June 30, 2007, were $109.0 million. The $109.0 million included $7.4 million related to new tower construction, $2.6 million for maintenance tower capital expenditures, $2.5 million for augmentations and tower upgrades, $0.7 million for general corporate expenditures and $11.5 million for ground lease purchases. This amount also included cash capital expenditures of $84.3 million that we incurred in connection with the acquisition of 210 completed towers, the remaining equity interest in one tower that we previously owned a 50% interest in and earnouts for the six months ended June 30, 2007, net of related prorated rental receipts and payments.

The $7.4 million of new tower construction included costs associated with the completion of 24 new towers during the six months ended June 30, 2007 and costs incurred on sites currently in process. We currently expect to incur cash capital expenditures associated with tower maintenance and general corporate expenditures of $6.5 million to $8.5 million during 2007. Based upon our current plans, we expect discretionary cash capital expenditures during 2007 to be at least $215.0 million to $225.0 million. Primarily, these cash capital expenditures relate to the 60 to 80 towers we intend to build in 2007, ground lease purchases and current acquisition plans, including, as of August 2, 2007, the 99 towers acquired since June 30, 2007 and the 133 towers that are subject to pending acquisition agreements.

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

Debt Service Requirements

At June 30, 2007, we had $405.0 million outstanding of Initial CMBS Certificates. The Initial CMBS Certificates have an anticipated repayment date of November 15, 2010. Interest on the Initial CMBS Certificates is payable monthly at a blended annual rate of 5.6%. Based on the amounts outstanding at June 30, 2007, annual debt service on the Initial CMBS Certificates is $22.7 million.

At June 30, 2007, we had $1.15 billion outstanding of Additional CMBS Certificates. The Additional CMBS Certificates have an anticipated repayment date of November 15, 2011. Interest on the Additional CMBS Certificates is payable monthly at a blended annual rate of 6.0%. Based on the amounts outstanding at June 30, 2007, annual debt service on the Additional CMBS Certificates is $68.9 million.

At June 30, 2007, we had $350.0 million outstanding of Notes. The Notes have a maturity date of December 1, 2010. Interest on the Notes is payable semi-annually each June 1 and December 1 at an annual rate of 0.375%. Based on the amounts outstanding at June 30, 2007, debt service on the Notes for the next twelve months is $1.3 million.

Capital Instruments

CMBS Certificates

On November 18, 2005, SBA CMBS-1 Depositor LLC (the “Depositor”), an indirect subsidiary of ours, sold in a private transaction $405.0 million of Initial CMBS Certificates issued by SBA CMBS Trust (the “Trust”). The Initial CMBS Certificates consist of five classes, all of which are rated investment grade with a principal balance and pass through interest rate as indicated in the table below:

Subclass	Initial Subclass Principal Balance	Pass through Interest Rate
	(in thousands)
2005-1A	$238,580	5.369%
2005-1B	48,320	5.565%
2005-1C	48,320	5.731%
2005-1D	48,320	6.219%
2005-1E	21,460	6.706%

Total	$405,000	5.608%

The weighted average monthly fixed coupon interest rate of the Initial CMBS Certificates is 5.6%, and the effective weighted average fixed interest rate is 4.8% after giving effect to a settlement of two interest rate swap agreements entered in contemplation of the transaction. The Initial CMBS Certificates have an expected life of five years with a final repayment date in 2035. The proceeds of the Initial CMBS Certificates were primarily used to purchase the prior senior revolving credit facility of SBA Senior Finance and to fund reserves and pay expenses associated with the offering.

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

In connection with the issuance of the CMBS Certificates, we are required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan governing the CMBS Certificates to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and service expenses, and to reserve a portion of advance rents from tenants on the 4,975 tower sites. Based on the terms of the CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The monies held by the indenture trustee are classified as restricted cash on our Consolidated Balance Sheets. The monies held by the indenture trustee in excess of required reserve balances are subsequently released to the Borrowers on or before the 15th calendar day following month end. However, if the debt service coverage ratio, defined as the Net Cash Flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan. Otherwise, on a monthly basis, the excess cash flow of the Borrowers held by the Trustee after payment of principal, interest, reserves and expenses is distributed to the Borrowers.

0.375% Convertible Senior Notes due 2010

On March 26, 2007 we issued $350.0 million of our 0.375% Convertible Senior Notes due 2010. Interest is payable semi-annual on June 1 and December 1, beginning June 1, 2007. The maturity date of the Notes is December 1, 2010. The Notes are convertible into cash, shares of our Class A common stock or a combination of cash and shares of our Class A common stock based on an initial conversion price of 29.7992 shares of our Class A common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $33.56 per share or a 19% conversion premium based on the last reported sale price of $28.20 per share of our Class A common stock on March 20, 2007. The Notes are only convertible under the following circumstances:

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

The net proceeds from this offering were approximately $341.4 million after deducting discounts, commissions and expenses. A portion of the net proceeds from the sale of the Notes were used to repurchase approximately 3.24 million shares of our Class A common stock, valued at approximately $91.2 million based on the closing stock price of $28.20 on March 20, 2007, the purchase agreement date.

Concurrently with the sale of the Notes, we entered into convertible note hedge transactions with respect to our Class A common stock with affiliates of two of the initial purchasers of the Notes, which are designed to mitigate potential dilution from the conversion of the Notes. The initial strike price of the convertible note hedge is $33.56 per share of our Class A common stock (the same as the initial conversion price of the Notes) and is similarly subject to certain customary adjustments. The convertible note hedge transactions cover 10,429,720 shares of our Class A common stock. The aggregate cost of the convertible note hedge transactions was $77.2 million. A portion of the net proceeds from the sale of the Notes and the sold warrants discussed below, were used to pay for the cost of the convertible note hedge transactions.

Separately and concurrently with entering into the convertible note hedge transactions, we entered into sold warrant transactions whereby we sold warrants to each of the hedge counterparties to acquire 10,429,720 shares of our Class A common stock at an initial exercise price of $55.00 per share. The aggregate proceeds from the sale of the sold warrants were $27.3 million.

The remaining proceeds from the sale of the Notes and the sold warrant transactions are currently being invested in cash equivalents and short-term investments, which include auction rate securities, and will be used to finance future acquisitions and construction of towers, the purchase or extension of land leases underlying our towers, future stock repurchases and for general corporate purposes.

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

Recent Accounting Pronouncements

In February 2007 the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”) which provides companies with an option to report selected financial assets and liabilities at their fair values. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for the Company on January 1, 2008, but early adoption is permitted provided that the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) are also early adopted. We are currently evaluating the effects of the adoption of SFAS No. 159.

In September 2006, FASB issued SFAS No. 157 which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating what impact, if any, the adoption of SFAS No. 157 will have on our consolidated financial condition, results of operations or cash flows.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. We have attempted to limit our exposure to interest rate risk by currently only carrying long-term fixed rate debt.

The following table presents the future principal payment obligations and interest rates associated with our debt instruments assuming our actual level of indebtedness as of June 30, 2007:

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(in thousands)
Long-term debt:
Fixed rate CMBS Certificates (1)	—	—	—	$405,000	$1,150,000	$—	$1,555,000	$1,538,546
0.375% Convertible Senior Notes	—	—	—	$350,000	$—	$—	$350,000	$387,406

(1)	The anticipated repayment date for the CMBS Certificates is November 2010 for the $405,000 of Initial CMBS Certificates and November 2011 for the $1,150,000 Additional CMBS Certificates.

Our current primary market risk exposure relates to (1) the impact of interest rate movements on our ability to refinance the Notes and the CMBS Certificates at their expected repayment dates or at maturity at market rates, and (2) our ability to meet financial covenants. We manage the interest rate risk on our outstanding debt through our use of fixed rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

Interest Rate Exposure

As of June 30, 2007, we had $101.3 million in auction rate securities, which were classified as short-term investments. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 90 days or less. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. We can sell these auction rate securities at par and at our discretion at the interest rate reset date.

Special Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund operations and meet our obligations as they become due;

•	our expectations regarding the amount of future expenditures required to maintain our towers;

•	our expectations regarding our new build program, including our intent to build 60 to 80 towers in 2007;

•	our estimates regarding our annual debt service in 2007 and thereafter;

•	our investment strategy regarding auction rate securities; and

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

•	the ability of our clients to access sufficient capital or their willingness to expend capital to fund network expansion or enhancements;

•	the ability to comply with the covenants and the terms of our mortgage loan which supports our CMBS Certificates;

•

our ability to secure as many site leasing tenants as planned, including our ability to retain current lessees on towers and deal with the impact, if any, of consolidation among wireless service providers;

•	our ability to secure and deliver anticipated services business at contemplated margins;

•	our ability to successfully address zoning issues, permitting and other issues that arise in connection with the building of new towers;

•	our ability to realize economies of scale from our tower portfolio;

•	our ability to successfully use the interest rate reset feature on the auction rate securities to provide the opportunity to maximize returns while preserving liquidity; and

•

our ability to successfully estimate certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements, recent proposed accounting treatments for convertible notes and the availability of sufficient net operating losses to offset taxable income.

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

The reconciliation of Adjusted EBITDA is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net loss	$(15,072)	$(75,638)	$(31,466)	$(84,843)
Interest income	(3,273)	(955)	(4,499)	(1,808)
Interest expense	25,398	25,302	50,186	39,792
Depreciation, accretion and amortization	41,650	32,885	81,943	54,181
Provision for income taxes (1)	290	471	617	869
Loss from write-off of deferred financing fees and extinguishment of debt	431	53,838	431	53,838
Non-cash compensation	2,172	1,496	3,589	2,578
Non-cash leasing revenue	(2,168)	(1,340)	(4,564)	(2,143)
Non-cash ground lease expense	1,826	2,003	4,068	3,272
Other income	226	76	191	(212)
AAT integration costs	—	1,306	5	1,306

Adjusted EBITDA	$51,480	$39,444	$100,501	$66,830

(1)

This amount includes $189 and $274 of franchise taxes reflected in the Consolidated Statement of Operations in selling, general and administrative expenses for the three months ended June 30, 2007 and June 30, 2006, respectively, and $424 and $499 for the six months ended June 30, 2007 and June 30, 2006, respectively.

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

The Non-GAAP measurement of Segment Operating Profit has certain material limitations. Specifically this measurement does not include depreciation, accretion and amortization expense. As we use capital assets in our business, depreciation, accretion and amortization expense is a necessary element of our costs and ability to generate profit. Therefore, any measure that excludes depreciation, accretion and amortization expense has material limitations. We compensate for these limitations by using Segment Operating Profit as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of the operating performance of our segments.

	Site leasing segment
	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Segment revenue	$79,552	$62,314	$156,062	$107,343
Segment cost of revenues (excluding depreciation, accretion and amortization)	(21,202)	(17,167)	(41,790)	(29,498)

Segment operating profit	$58,350	$45,147	$114,272	$77,845

	Site development consulting segment
	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Segment revenue	$5,908	$3,993	$10,625	$7,466
Segment cost of revenues (excluding depreciation, accretion and amortization)	(4,493)	(3,681)	(8,355)	(6,557)

Segment operating profit	$1,415	$312	$2,270	$909

	Site development construction segment
	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Segment revenue	$14,829	$21,069	$29,410	$41,371
Segment cost of revenues (excluding depreciation, accretion and amortization)	(13,555)	(19,328)	(26,571)	(38,384)

Segment operating profit	$1,274	$1,741	$2,839	$2,987

ITEM 4.	CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2007. Based on such evaluation, such officers have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

On May 17, 2007, we held our 2007 Annual Meeting of Shareholders (the “Meeting”). At the Meeting, the shareholders voted on the election of two Class II directors for a term of three years and, in each case, until their successors are duly elected and qualified. The voting results were as follows:

Name of Nominee	For	Withheld
Jack Langer	90,918,030	6,768,431
Jeffrey A. Stoops	96,496,620	1,189,841

In addition, the following directors continued to serve as directors after the Meeting:

Steven E. Bernstein

Brian C. Carr

Duncan H. Cocroft

Philip L. Hawkins

Steven E. Nielsen

ITEM 6.	EXHIBITS

(a)	Exhibits

5.1	Opinion of Holland & Knight LLP regarding legality of Class A common stock.

31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

August 6, 2007	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

August 6, 2007
/s/ Anthony J. Macaione
Anthony J. Macaione
Chief Financial Officer
(Principal Financial Officer)