Form 10-Q
period 2007-09-30
SBA COMMUNICATIONS CORP
filed 2007-11-07
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 105,535,347 shares of Class A common stock as of November 5, 2007.

SBA COMMUNICATIONS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,361	$46,148
Short-term investments	121,237	—
Restricted cash	32,665	34,403
Accounts receivable, net of allowance of $1,238 and $1,316 in 2007 and 2006, respectively	24,199	20,781
Costs and estimated earnings in excess of billings on uncompleted contracts	18,493	19,403
Prepaid and other current assets	9,397	6,872

Total current assets	249,352	127,607
Property and equipment, net	1,159,703	1,105,942
Intangible assets, net	788,767	724,872
Deferred financing fees, net	35,348	33,221
Other assets	68,127	54,650

Total assets	$2,301,297	$2,046,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,381	$9,746
Accrued expenses	17,981	17,600
Deferred revenue	29,798	24,665
Interest payable	3,827	4,056
Billings in excess of costs and estimated earnings on uncompleted contracts	1,102	1,055
Other current liabilities	1,854	1,232

Total current liabilities	62,943	58,354

Long-term liabilities:
Long-term debt	1,905,000	1,555,000
Other long-term liabilities	58,311	47,017

Total long-term liabilities	1,963,311	1,602,017

Commitments and contingencies
Shareholders’ equity:
Preferred stock - par value $.01, 30,000 shares authorized, none issued or outstanding	—	—
Common stock - Class A, par value $.01, 200,000 shares authorized, 105,500 and 105,672 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	1,055	1,057
Additional paid-in capital	1,480,506	1,450,754
Accumulated deficit	(1,205,428)	(1,065,224)
Accumulated other comprehensive loss, net	(1,090)	(666)

Total shareholders’ equity	275,043	385,921

Total liabilities and shareholders’ equity	$2,301,297	$2,046,292

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Revenues:
Site leasing	$81,038	$74,412	$237,100	$181,755
Site development	22,163	23,760	62,198	72,597

Total revenues	103,201	98,172	299,298	254,352

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	24,395	20,882	66,185	50,380
Cost of site development	19,257	21,272	54,183	66,213
Selling, general and administrative	11,289	11,044	33,691	31,467
Restructuring credits	—	(357)	—	(357)
Depreciation, accretion and amortization	42,949	39,015	124,892	93,195

Total operating expenses	97,890	91,856	278,951	240,898

Operating income	5,311	6,316	20,347	13,454

Other income (expense):
Interest income	3,029	1,038	7,528	2,846
Interest expense	(23,164)	(27,085)	(69,336)	(55,783)
Non-cash interest expense	—	—	—	(6,845)
Amortization of deferred financing fees	(2,245)	(4,494)	(6,259)	(8,743)
Loss from write-off of deferred financing fees and extinguishment of debt	—	(34)	(431)	(53,872)
Other	77	112	(114)	324

Total other expense	(22,303)	(30,463)	(68,612)	(122,073)

Loss before provision for income taxes	(16,992)	(24,147)	(48,265)	(108,619)
Provision for income taxes	(542)	(194)	(735)	(564)

Net loss	$(17,534)	$(24,341)	$(49,000)	$(109,183)

Basic and diluted loss per common share amounts:
Net loss per common share	$(0.17)	$(0.24)	$(0.47)	$(1.14)

Weighted average number of common shares	104,188	103,733	104,333	95,922

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(unaudited) (in thousands)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Class A Common Stock
	Shares	Amount
BALANCE, December 31, 2006	105,672	$1,057	$1,450,754	$(1,065,224)	$(666)	$385,921
Net loss	—	—	—	(49,000)	—	(49,000)
Amortization of deferred gain/loss from settlement of derivative financial instruments, net	—	—	—	—	(424)	(424)
Common stock issued in connection with acquisitions and earn-outs	2,084	21	66,820	—	—	66,841
Non-cash compensation	—	—	6,201	—	—	6,201
Common stock issued in connection with stock purchase/option plans	979	9	6,670	—	—	6,679
Purchase of convertible note hedges	—	—	(77,200)	—	—	(77,200)
Proceeds from issuance of common stock warrants	—	—	27,261	—	—	27,261
Repurchase and retirement of common stock	(3,235)	(32)	—	(91,204)	—	(91,236)

BALANCE, September 30, 2007	105,500	$1,055	$1,480,506	$(1,205,428)	$(1,090)	$275,043

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,000)	$(109,183)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization	124,892	93,195
Deferred tax provision	101	—
Asset impairment and other (credits) charges	—	(357)
Loss (gain) on sale of assets	222	(204)
Non-cash compensation expense	5,184	4,224
Provision for doubtful accounts	150	100
Amortization of original issue discount and deferred financing fees	6,259	15,588
Loss from write-off of deferred financing fees and extinguishment of debt	431	53,872
Amortization of deferred gain/loss of derivative financial instruments, net	(424)	(924)
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	(2,374)	(671)
Prepaid and other assets	(12,594)	(11,079)
Accounts payable and accrued expenses	(123)	(7,205)
Other liabilities	9,440	916

Net cash provided by operating activities	82,164	38,272

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(190,775)	—
Sale of short-term investments	69,876	—
Maturity of short-term investments	—	19,900
Capital expenditures	(20,046)	(19,539)
Acquisitions and related earn-outs	(149,742)	(65,677)
Payment for purchase of AAT Communications, Corp., net of cash acquired	—	(644,657)
Proceeds from sale of fixed assets	122	228
Payment of restricted cash relating to tower removal obligations	(1,360)	(3,169)

Net cash used in investing activities	(291,925)	(712,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of fees paid	341,507	—
Repurchase and retirement of common stock	(91,236)	—
Proceeds from issuance of common stock warrants	27,261	—
Purchase of convertible note hedges	(77,200)	—
Release of restricted cash relating to CMBS Certificates	335	10,094
Proceeds from employee stock purchase/stock option plans	6,679	4,721
Proceeds from bridge financing, net of fees paid	—	1,088,802
Repurchase of 9 3/4% senior discount notes	—	(251,826)
Repurchase of 8 1/2% senior notes	—	(181,451)
Fees paid relating to equity offering	—	(614)
Payment of deferred financing fees relating to CMBS Certificates	(372)	(564)
Payment of deferred financing fees relating to senior credit facility	—	(39)

Net cash provided by financing activities	206,974	669,123

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,787)	(5,519)
CASH AND CASH EQUIVALENTS:
Beginning of period	46,148	45,934

End of period	$43,361	$40,415

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$70,174	$59,610

Income taxes	$760	$963

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Assets acquired through capital leases	$960	$—

Class A common stock issued relating to acquisitions and earnouts	$66,841	$421,082

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

During the three months ended September 30, 2007, the Company recorded an increase in cost of site leasing revenue of $2.5 million to correct for prior period errors. The errors related to the accounting treatment for deferred straight line rent credits associated with the Company’s ground lease purchase and extension program. The Company had historically written off any existing straight-line liability in the Company’s Consolidated Balance Sheet at the time of the purchase or lease extension against ground rent expense included in site leasing cost of revenue. In situations where the Company purchased the land, the existing straight-line liability should have been recorded as a reduction of the capitalized land. In situations where the Company extended the term of the existing ground lease, the existing straight-line liability should have been recorded as a reduction of the prepaid rent. The Company has determined that this out of period correction is not material to the current year nor any prior period reported amounts. As a result, the Company has corrected for the cumulative impact of these errors in the current quarter.

2.	CURRENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”) which provides companies with an option to report selected financial assets and liabilities at their fair values. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 will become effective for the Company on January 1, 2008, but early adoption is permitted provided that the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) are also adopted early. The Company is currently evaluating the effects of the adoption of SFAS No. 159.

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

3.	SHORT-TERM INVESTMENTS

As of September 30, 2007, we had $121.2 million in auction rate securities. Auction rate securities are debt instruments with long-term scheduled maturities, but have interest rates that are typically reset every 90 days or less, at which time the securities can typically be purchased or sold, creating a liquid

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

market. Due to an active secondary market for such investments, the rate reset for each instrument is an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. The Company does not intend to hold these securities to maturity, but rather to use the interest rate reset feature to provide the opportunity to maximize returns while preserving liquidity. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of our investment in these securities, they have been classified as short-term investments in current assets on our Consolidated Balance Sheets. Gross purchases and sales of these investments are presented within “Cash flows from investing activities” on our Consolidated Statements of Cash Flows. The recent uncertainties in the credit markets have caused circumstances in which some auctions of the Company’s securities have been unsuccessful. An unsuccessful auction is an event when there are fewer securities bid for than are available for sale. Upon an unsuccessful auction, the security is reset at a predetermined interest rate. The Company currently expects liquidity to improve within the next year, as the Company’s investments are of high credit quality and the credit ratings of the securities have not been lowered or put on credit watch. As of September 30, 2007, we do not believe that the current state of the credit markets requires us to adjust the fair value of our portfolio of auction rate securities or to reclassify them as long-term marketable securities on our Consolidated Balance Sheets. The Company will continue to monitor the state of the credit markets and its potential impact, if any, on the fair value and classification of our portfolio of auction rate securities.

4.	RESTRICTED CASH

Restricted cash consists of the following:

	As of September 30, 2007	As of December 31, 2006	Included on Balance Sheet
	(in thousands)
CMBS Certificates	$30,355	$30,690	Restricted cash - current asset
Payment and performance bonds	2,310	3,713	Restricted cash - current asset
Surety bonds and other	15,132	13,696	Other assets - noncurrent

Total restricted cash	$47,797	$48,099

In connection with the issuance of the CMBS Certificates (as defined in Note 9), the Company is required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan agreement governing the CMBS Certificates, to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, and trustee and servicing expenses, and to reserve a portion of advance rents from tenants. Based on the terms of the CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The restricted cash held by the indenture trustee in excess of required reserve balances is subsequently released to the Borrowers (as defined in Note 9) on or before the 15th calendar day following month end. All monies held by the indenture trustee after the release date are classified as restricted cash on the Company’s Consolidated Balance Sheets.

Payment and performance bonds relate primarily to collateral requirements relating to tower construction currently in process by the Company. Cash pledged as collateral related to surety bonds are issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily relate to the Company’s tower removal obligations. In addition, at September 30, 2007 and December 31, 2007, the Company had $2.1 million pledged as collateral related to its workers compensation policy. These amounts are included in other assets – noncurrent on the Company’s Consolidated Balance Sheets.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	ACQUISITIONS

During the three months ended September 30, 2007, the Company acquired 227 completed towers, related assets and liabilities from various sellers. The aggregate net consideration paid for these additional assets was $100.3 million, consisting of $43.3 million in cash (excluding $2.5 million of cash payments for working capital adjustments, and due diligence and other acquisition related costs) and approximately 1,696,000 shares of Class A common stock valued at $57.0 million (excluding $2.0 million of negative working capital adjustments). The Company accounted for all of the above tower acquisitions at fair market value at the date of each acquisition. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions. None of the individual acquisitions or aggregate acquisitions consummated were significant to the Company and accordingly, pro forma financial information has not been presented. In addition, in the third quarter of 2007, the Company paid, in cash, $5.2 million for land and easement purchases.

In accordance with the provisions of SFAS 141 “Business Combinations,” the Company continues to evaluate all acquisitions within one year after the applicable closing date of each transaction to determine whether any additional adjustments need to be made to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets apart from goodwill, if certain criteria are met. These intangible assets represent the value associated with current leases in place at the acquisition date (“Current Contract Intangibles”) and future tenant leases anticipated to be added to the acquired towers (“Network Location Intangibles”) and were calculated using the discounted values of the current or future expected cash flows. The intangible assets are estimated to have an economic useful life consistent with the economic useful life of the related tower assets, which is typically 15 years.

From time to time, the Company agrees to pay additional consideration in connection with such acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets typically within one to three years after they have been acquired. During the third quarter of 2007, the Company paid cash of $2.2 million to settle contingent purchase price amounts payable as a result of acquired towers exceeding certain performance targets and costs associated with prior acquisitions. As of September 30, 2007, the Company had obligations to pay up to an additional $5.6 million in consideration if the performance targets contained in various acquisition agreements are met. These obligations are associated with acquisitions within the Company’s site leasing segment. With respect to certain acquisitions, the additional consideration may be paid in cash or shares of Class A common stock at the Company’s option. The Company records such obligations as additional consideration when it becomes probable that the targets will be met.

6.	INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of September 30, 2007			As of December 31, 2006
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
	(in thousands)
Current Contract Intangibles	$533,444	$(45,939)	$487,505	$468,561	$(21,405)	$447,156
Network Location Intangibles	329,592	(28,330)	301,262	290,768	(13,052)	277,716

Intangible assets, net	$863,036	$(74,269)	$788,767	$759,329	$(34,457)	$724,872

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All intangibles noted above are contained in our site leasing segment. The Company amortizes its intangible assets using the straight line method over fifteen years. Amortization expense relating to the intangible assets above was $13.8 million and $12.2 million for the three months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006, amortization expense was $39.8 million and $21.4 million, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the purchase price is finalized for all acquisitions.

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of September 30, 2007	As of December 31, 2006
	(in thousands)
Towers and related components	$1,688,677	$1,571,340
Construction-in-process	5,312	4,555
Furniture, equipment and vehicles	28,562	27,391
Land, buildings and improvements	56,875	40,947

	1,779,426	1,644,233
Less: accumulated depreciation	(619,723)	(538,291)

Property and equipment, net	$1,159,703	$1,105,942

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. At September 30, 2007 and December 31, 2006, capital expenditures that are included in accounts payable and accrued expenses were $2.7 million and $2.6 million, respectively.

8.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of September 30, 2007	As of December 31, 2006
	(in thousands)
Costs incurred on uncompleted contracts	$102,284	$104,157
Estimated earnings	18,929	18,771
Billings to date	(103,822)	(104,580)

	$17,391	$18,348

These amounts are included on the accompanying Consolidated Balance Sheets under the following captions:

	As of September 30, 2007	As of December 31, 2006
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$18,493	$19,403
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,102)	(1,055)

	$17,391	$18,348

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At September 30, 2007, two significant customers comprised 74.0% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, while at December 31, 2006, one significant customer comprised 69.3% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

9.	DEBT

Debt consists of the following:

	As of September 30, 2007	As of December 31, 2006
	(in thousands)
Commercial mortgage pass-through certificates, series 2005-1, secured, interest payable monthly in arrears, balloon payment principal of $405,000 with an anticipated repayment date of November 15, 2010. Interest at fixed rates ranging from 5.369% to 6.706%.	$405,000	$405,000
Commercial mortgage pass-through certificates, series 2006-1, secured, interest payable monthly in arrears, balloon payment principal of $1,150,000 with an anticipated repayment date of November 15, 2011. Interest at fixed rates ranging from 5.314% to 7.825%.	1,150,000	1,150,000
Convertible senior notes, unsecured, interest payable June 1 and December 1, aggregate principal amount of $350,000, with a maturity date of December 1, 2010. Interest at 0.375%.	350,000	—
Senior revolving credit facility. Facility originated in December 2005. Terminated facility effective April 3, 2007. No amounts outstanding at December 31, 2006.	—	—

Total debt	$1,905,000	$1,555,000

The CMBS Certificates

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

The sole asset of the Trust is a non-recourse mortgage loan in which SBA Properties was the initial borrower. The mortgage loan consists of multiple tranches, or components, each of which has terms that are identical to the subclass of CMBS Certificates to which it relates. SBA Properties, the initial borrower under the mortgage loan, as well as each of the additional borrowers added to the mortgage loan in connection with the issuance of the Additional CMBS Certificates, as discussed below, are special purpose vehicles which exist solely to hold the towers which are subject to the securitization.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The contractual weighted average monthly fixed coupon interest rate of the Initial CMBS Certificates is 5.6% and the effective weighted average fixed interest rate is 4.8%, after giving effect to the settlement of two interest rate swap agreements entered into in contemplation of the transaction (see Note 10). The Initial CMBS Certificates have an anticipated repayment date in November 2010 with a final repayment date in 2035. The Company incurred deferred financing fees of $12.2 million associated with the closing of this transaction.

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

The contractual weighted average monthly fixed coupon interest rate of the Additional CMBS Certificates is 6.0%, and the effective weighted average fixed interest rate is 6.3% after giving effect to the settlement of the nine interest rate swap agreements entered into in contemplation of the transaction (see Note 10). The Additional CMBS Certificates have an anticipated repayment date in November 2011 with a final repayment date in 2036. The proceeds of the Additional CMBS Certificates primarily repaid the bridge loan secured in connection with the acquisition of AAT Communications Corporation and funded required reserves and expenses associated with the Additional CMBS Transaction. The Company incurred deferred financing fees of $23.6 million associated with the closing of this transaction.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In connection with the issuance of the CMBS Certificates, the Company is required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan governing the CMBS Certificates to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and service expenses, and to reserve a portion of advance rents from tenants on the 4,975 tower sites. Based on the terms of the CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The monies held by the indenture trustee are classified as restricted cash on the Company’s Consolidated Balance Sheets (see Note 4). The monies held by the indenture trustee in excess of required reserve balances are subsequently released to the Borrowers on or before the 15th calendar day following month end. However, if the debt service coverage ratio, defined as the net cash flow (as defined in the Mortgage Loan Agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

budgeted operating expenses and to make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the debt service coverage ratio exceeds 1.15 times for a calendar quarter. Otherwise, on a monthly basis, the excess cash flow of the Borrowers held by the trustee after payment of principal, interest, reserves and expenses is distributed to the Borrowers.

0.375% Convertible Senior Notes due 2010

On March 26, 2007, the Company issued $350.0 million of its 0.375% Convertible Senior Notes (the “Notes”). Interest is payable semi-annually on June 1 and December 1, beginning on June 1, 2007. The Notes have a maturity date of December 1, 2010. Deferred financing fees of $8.6 million were incurred in connection with the issuance of the Notes.

The Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 29.7992 shares per $1,000 principal amount of Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $33.56 per share or a 19% conversion premium based on the last reported sale price of $28.20 per share of Class A common stock on the Nasdaq Global Select Market on March 20, 2007. The Notes are convertible only under the following certain circumstances: (1) during any calendar quarter commencing at any time after June 30, 2007 and only during such calendar quarter, if the last reported sale price of the Company’s Class A common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of Class A common stock on the last day of such preceding calendar quarter, (2) during the five business day period after any ten consecutive trading day period in which the trading price of a Note for each day in the measurement period was less than 95% of the product of the last reported sale price of Class A common stock and the applicable conversion rate, (3) if specified distributions to holders of Class A common stock are made or specified corporate transactions occur, and (4) at any time on or after October 12, 2010.

Upon conversion, the Company has the right to settle the conversion of each $1,000 principal amount of Notes with either of the three following alternatives, at its option, (1) delivery of 29.7992 shares of the Company’s Class A common stock, (2) cash equal to the value of 29.7992 shares of the Company’s Class A common stock calculated at the market price per share of the Company’s Class A common stock at the time of conversion or (3) a combination of cash and shares of our Class A common stock.

The net proceeds from this offering were approximately $341.5 million after deducting discounts, commissions and expenses. A portion of the net proceeds from the sale of the Notes was used to repurchase approximately 3.24 million shares of Class A common stock, valued at approximately $91.2 million based on the closing stock price of $28.20 on March 20, 2007, the purchase agreement date. These repurchased shares were immediately retired by the Company. The repurchased shares were recorded as a reduction to Class A common stock for the par value of the Class A common stock as well as an increase to accumulated deficit on the Company’s Consolidated Balance Sheets.

Concurrently with the sale of the Notes, the Company entered into convertible note hedge transactions with affiliates of two of the initial purchasers of the Notes (the “hedge counterparties”). The initial strike price of the convertible note hedge transactions is $33.56 per share of the Company’s Class A common stock (the same as the initial conversion price of the Notes) and is similarly subject to certain customary

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

adjustments. The convertible note hedge transactions cover 10,429,720 shares of Class A common stock. The cost of the convertible note hedge transactions was $77.2 million. A portion of the net proceeds from the sale of the Notes and the sold warrants discussed below, were used to pay for the cost of the convertible note hedge transactions. The cost of the convertible note hedge transactions was recorded as a reduction to additional paid-in capital on the Company’s Consolidated Balance Sheet.

Separately and concurrently with entering into the convertible note hedge transactions, the Company entered into sold warrant transactions whereby the Company sold warrants to each of the hedge counterparties to acquire 10,429,720 shares of Class A common stock at an initial exercise price of $55.00 per share. The aggregate proceeds from the issuance of the sold warrants were $27.3 million. The proceeds for the issuance of the sold warrants were recorded as an increase to additional paid-in capital on the Company’s Consolidated Balance Sheet.

The remaining proceeds from the sale of the Notes and the sold warrants are currently being invested in cash equivalents and short-term investments, which include auction rate securities, and have been or will be used to finance acquisitions and construction of towers, the purchase or extension of land leases underlying our towers, future stock repurchases and for general corporate purposes.

Senior Revolving Credit Facility

On December 21, 2005, SBA Senior Finance II LLC, a subsidiary of the Company, closed on a second senior revolving credit facility in the amount of $160.0 million. Amounts borrowed under this facility were secured by a first lien on substantially all of SBA Senior Finance II’s assets and were guaranteed by the Company and certain of its other subsidiaries. This facility replaced the prior facility which was assigned and became the mortgage loan underlying the Initial CMBS Certificates issuance. The Company incurred deferred financing fees of $1.2 million associated with the closing of this transaction.

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

Additional CMBS Certificate Swaps

At various dates during 2006, a subsidiary of the Company entered into nine forward-starting interest rate swap agreements (the “Additional CMBS Certificate Swaps”), with an aggregate notional principal amount of $1.0 billion, to hedge the variability of future interest rates in anticipation of the issuance of debt, which the Company originally expected to be issued on or before December 21, 2007 by a subsidiary of the Company. Under the Additional CMBS Certificate Swaps, the subsidiary had agreed to pay a fixed interest rate ranging from 5.019% to 5.47% on the total notional amount of $1.0 billion, beginning on the originally expected debt issuance dates for a period of five years, in exchange for receiving floating payments based on the three month LIBOR on the same $1.0 billion notional amount for the same five year period.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On November 6, 2006, a subsidiary of the Company entered into a purchase agreement with JP Morgan Securities, Inc., Lehman Brothers Inc. and Deutsche Bank Securities Inc. regarding the Additional CMBS Transaction. In connection with this agreement, the Company terminated the Additional CMBS Certificate Swaps, resulting in a $14.5 million settlement payment by the Company. The Company determined a portion of the swaps to be ineffective, and as a result, the Company recorded $1.7 million as interest expense on the Consolidated Statements of Operations during 2006. The additional deferred loss of $12.8 million is being amortized utilizing the effective interest method over the anticipated five year life of the Additional CMBS Certificates and will increase the effective interest rate on these certificates by 0.3% over the weighted average fixed interest rate of 6.0%. The unamortized value of the net deferred loss is recorded in accumulated other comprehensive loss, net on the Company’s Consolidated Balance Sheets.

Initial CMBS Certificates Swaps

On June 22, 2005, in anticipation of the Initial CMBS Transaction (see Note 9), the Company entered into two forward-starting interest rate swap agreements (the “Initial CMBS Certificate Swaps”), each with a notional principal amount of $200.0 million to hedge the variability of future interest rates on the Initial CMBS Transaction. Under the swap agreements, the Company agreed to pay the counterparties a fixed interest rate of 4.199% on the total notional amount of $400.0 million, beginning on December 22, 2005 through December 22, 2010 in exchange for receiving floating payments based on the three-month LIBOR on the same notional amount for the same five-year period. The Company determined the Initial CMBS Certificate Swaps to be effective cash flow hedges and recorded the fair value of the Initial CMBS Certificate Swaps in accumulated other comprehensive loss, net of applicable income taxes.

On November 4, 2005, two of the Company’s subsidiaries entered into a purchase agreement with Lehman Brothers Inc. and Deutsche Bank Securities Inc. regarding the purchase and sale of $405.0 million of commercial mortgage pass-through certificates issued by the Trust, a trust established by the Depositor. In connection with this agreement, the Company terminated the Initial CMBS Certificate Swaps, resulting in a $14.8 million settlement payment to the Company. The settlement payment will be amortized into interest expense on the Company’s Consolidated Statements of Operations utilizing the effective interest method over the anticipated five year life of the Initial CMBS Certificates and will reduce the effective interest rate on the Certificates by 0.8%. The unamortized value of the net deferred gain is recorded in accumulated other comprehensive loss, net on the Company’s Consolidated Balance Sheets.

11.	COMMON STOCK AND COMPREHENSIVE LOSS

Common Stock

The Company has potential common stock equivalents related to its outstanding stock options and Convertible Senior Notes (see Note 9). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for each period presented.

On March 19, 2007, the Board of Directors authorized the repurchase of up to 6.0 million shares of Class A common stock from time to time until December 31, 2007. During the nine months ended September 30, 2007, the Company repurchased and retired approximately 3.24 million shares in connection with the issuance of the Notes (see Note 9).

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Comprehensive Loss

Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net loss and “other comprehensive loss.”

Comprehensive loss is comprised of the following:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net loss	$(17,534)	$(24,341)	$(49,000)	$(109,183)
Other comprehensive loss for derivative instruments:
Amortization of deferred gain/loss from settlement of terminated swaps reclassified into consolidated statement of operations, net	(141)	(678)	(424)	(2,011)
Change in fair value of derivatives	—	(24,147)	—	(14,001)

Comprehensive loss	$(17,675)	$(49,166)	$(49,424)	$(125,195)

The Company’s other comprehensive loss for the three and nine months ended September 30, 2007 includes $0.7 million and $2.1 million, respectively, for amortization of accumulated other comprehensive income recorded as a reduction to interest expense relating to a deferred gain from the settlement of the Initial CMBS Certificate Swaps in November 2005. This was offset by $0.6 million and $1.7 million for the three and nine months ended September 30, 2007, respectively, for amortization of accumulated other comprehensive loss recorded as an increase to interest expense relating to the deferred loss from the settlement of the Additional CMBS Certificate Swaps in November 2006.

The three and nine months ended September 30, 2006 includes $0.7 million and $2.0 million, respectively, for amortization of accumulated other comprehensive income recorded as a reduction to interest expense relating to a deferred gain from the settlement of the Initial CMBS Certificate Swaps in November 2005. In addition, for the three and nine months ended September 30, 2006, the Company’s other comprehensive loss includes an unrealized loss of $24.1 million and $14.0 million, respectively, for an unrealized loss from the Additional CMBS Certificate Swaps entered into in anticipation of the issuance of debt on or before December 21, 2007 by a subsidiary of the Company (see Note 10).

12.	STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted “Shared-Based Payments,” (“SFAS No. 123R”) using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and nine months ended September 30, 2006 included (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123R. The Company accounts for stock issued to non-employees in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock Options

The Company has three equity participation plans (the 1996 Stock Option Plan, the 1999 Equity Participation Plan and the 2001 Equity Participation Plan) whereby options (both non-qualified and incentive stock options), stock appreciation rights and restricted stock may be granted to directors, employees and consultants. Upon adoption of the 2001 Equity Participation Plan, no further grants are permitted under the 1996 Stock Option Plan and the 1999 Equity Participation Plan. The 2001 Equity Participation Plan provides for a maximum issuance of shares, together with all outstanding options and unvested shares of restricted stock under all three of the plans, equal to 15% of the Company’s Class A common stock outstanding, adjusted shares issued and the exercise of certain options. These options generally vest between three and four years from the date of grant on a straight-line basis and generally have a seven-year or a ten-year life.

From time to time, restricted shares of Class A common stock or options to purchase Class A common stock have been granted under the Company’s equity participation plans at prices below market value at the time of grant. The Company recorded approximately $0.1 million and $0.3 million of non-cash compensation expense during the three and nine months ended September 30, 2006, respectively, relating to the issuance of the below market value options. There was no non-cash compensation expense for the three and nine months ended September 30, 2007 relating to the issuance of the below market value options.

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

	For the three and nine months
	ended September 30,
	2007	2006
Risk free interest rate	4.65% - 5.12%	4.2% - 5.1%
Dividend yield	0.0%	0.0%
Expected volatility	42.7%	45.0%
Expected lives	3.28 -4.13 years	3.75 years

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s activities with respect to its stock option plans for the first nine months of 2007 as follows (number of shares in thousands):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2006	4,155	$9.87	7.4
Granted	1,028	$28.90
Exercised	(944)	$6.14
Canceled	(199)	$22.71

Outstanding at September 30, 2007	4,040	$14.95	6.7

Exercisable at September 30, 2007	1,489	$8.49	6.0

Unvested at September 30, 2007	2,551	$18.73	7.1

The weighted-average fair value of options granted during the nine months ended September 30, 2007 and 2006 was $11.06 and $8.09, respectively. The total intrinsic value for options exercised during the nine months ended September 30, 2007 and 2006 was $23.0 million and $8.7 million, respectively.

Employee Stock Purchase Plan

In 1999, the Board of Directors of the Company adopted the 1999 Stock Purchase Plan (the “Purchase Plan”). A total of 500,000 shares of Class A common stock were reserved for purchase under the Purchase Plan. During 2003, an amendment to the Purchase Plan was adopted which increased the number of shares reserved for purchase from 500,000 to 1,500,000 shares. The Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to 85% of the fair market value of Class A common stock on the last day of an offering period. During the nine months ended September 30, 2007, approximately 35,000 shares of Class A common stock were issued under the Purchase Plan, which resulted in cash proceeds to the Company of $0.9 million compared to the nine months ended September 30, 2006 when approximately 41,400 shares of Class A common stock were issued under the Purchase Plan, which resulted in cash proceeds to the Company of $0.8 million. In addition, the Company recorded $0.2 million and $0.1 million of non-cash compensation expense relating to these shares for each of the nine months ended September 30, 2007 and September 30, 2006, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-Cash Compensation Expense

The table below reflects a break out by category of the amounts recognized on the Company’s Statements of Operations for the three and nine months ended September 30, 2007 and 2006, respectively, for non-cash compensation expense (in thousands, except per share data):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Cost of revenues	$76	$49	$212	$143
Selling, general and administrative	1,519	1,597	4,972	4,081

Total cost of non-cash compensation included in loss before provision for income taxes	1,595	1,646	5,184	4,224
Amount of income tax recognized in earnings	—	—	—	—

Amount charged against loss	$1,595	$1,646	$5,184	$4,224

Impact on net loss per common share:
Basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.04)

In addition, the Company capitalized $0.3 million and $0.9 million relating to non-cash compensation during the three months ended September 30, 2007 and September 30, 2006, respectively, to fixed and intangible assets. During the nine months ended September 30, 2007 and 2006, the Company capitalized $1.0 million and $0.9 million, respectively, relating to non-cash compensation to fixed and intangible assets.

13.	INCOME TAXES

The Company had taxable losses during the nine months ended September 30, 2007 and 2006, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses.

In July 2006, FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN No. 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”(“FASB No. 109”). The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, “Accounting for Contingencies” (“FASB No. 5”). FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Any cumulative effect of applying the provisions of FIN No. 48 is required to be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. Upon adopting the provisions of FIN No. 48 beginning in the first quarter of 2007, the Company determined that no such adjustment to its opening balance was required. The Company will record interest and penalties in its operating expenses on any unrecognized tax benefits.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment(1)	Total
	(in thousands)
Three months ended September 30, 2007
Revenues	$81,038	$7,322	$14,841	$—	$103,201
Cost of revenues	$24,395	$5,763	$13,494	$—	$43,652
Operating income (loss)	$7,448	$800	$(292)	$(2,645)	$5,311
Capital expenditures(2)	$115,704	$41	$88	$104	$115,937
Three months ended September 30, 2006
Revenues	$74,412	$4,784	$18,976	$—	$98,172
Cost of revenues	$20,882	$3,849	$17,423	$—	$42,154
Operating income (loss)	$8,032	$730	$623	$(3,069)	$6,316
Capital expenditures(2)	$62,789	$87	$399	$322	$63,597
Nine months ended September 30, 2007
Revenues	$237,100	$17,947	$44,251	$—	$299,298
Cost of revenues	$66,185	$14,118	$40,065	$—	$120,368
Operating income (loss)	$27,916	$1,923	$(815)	$(8,677)	$20,347
Capital expenditures(2)	$236,664	$112	$298	$522	$237,596
Nine months ended September 30, 2006
Revenues	$181,755	$12,250	$60,347	$—	$254,352
Cost of revenues	$50,380	$10,406	$55,807	$—	$116,593
Operating income (loss)	$21,723	$922	$(347)	$(8,844)	$13,454
Capital expenditures(2)	$1,149,953	$206	$1,172	$807	$1,152,138
Assets
As of September 30, 2007	$2,072,129	$8,837	$39,587	$180,744	$2,301,297
As of December 31, 2006	$1,952,126	$4,723	$42,476	$46,967	$2,046,292

(1)	Assets not identified by segment consist primarily of general corporate assets.

(2)	Includes acquisitions and related earn-outs.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
	2007	2006
Sprint	26.7%	25.7%
AT&T	24.1%	26.9%
Verizon	10.4%	9.3%

	Percentage of Site Development
	Consulting Revenue
	for the three months ended September 30,
	2007	2006
Sprint	69.1%	42.6%
Verizon	13.9%	22.4%
AT&T	0.0%	10.6%

	Percentage of Site Development
	Construction Revenue
	for the three months ended September 30,
	2007	2006
Sprint	36.7%	30.0%
NYSEG	10.3%	—
Bechtel Corporation	6.0%	22.8%

One significant customer comprised 43.8% of accounts receivable at September 30, 2007. Two significant customers comprised 49.9% of accounts receivable at December 31, 2006.

15.	SUBSEQUENT EVENTS

Subsequent to September 30, 2007, the Company acquired 24 towers for an aggregate purchase price of $11.1 million, of which $10.0 million was paid in cash and the remainder through the issuance of shares of the Company’s Class A common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications towers in 47 of the 48 contiguous United States, Puerto Rico and the U.S. Virgin Islands. Our principal business line is our site leasing business, which contributed 95.5% of our segment operating profit for the nine months ended September 30, 2007. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative or acquired. As of September 30, 2007, we owned 6,026 towers, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to wireless service providers. We also manage or lease approximately 4,600 actual or potential communications sites, of which 700 are revenue producing. Through our site development business, we offer wireless service providers assistance in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. Site leasing revenues are received primarily from wireless service provider tenants, including Alltel, AT&T, Sprint, T-Mobile and Verizon Wireless. Wireless service providers enter into numerous different tenant leases with us, each of which relates to the lease or use of space at an individual tower site. Each tenant lease is generally for an initial term of five years with four 5-year renewal periods at the option of the tenant. Almost all of these tenant leases contain specific rent escalators, which average 3% - 4% per year, including the renewal option periods. Tenant leases are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the current term of the related lease agreements. Rental amounts received in advance are recorded as deferred revenue.

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

For any given tower, such costs are relatively fixed over a monthly or annual time period. As such, operating costs for owned towers do not generally increase significantly as a result of adding additional customers to the tower. The amount of other direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower, but typically do not make up a large percentage of total operating costs. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting towers or upgrading or repairing access roads or fencing. Lastly, ground leases are generally for an initial term of five years or more with multiple renewal options of five year periods at our option and provide for rent escalators which typically average 3% - 4% annually or provide for term escalators of approximately 15%.

Our site leasing business generates substantially all of our segment operating profit. As indicated in the table below, during the three and nine months ended September 30, 2007 our site leasing business generated 78.5% and 79.2%, respectively, of our total revenue and represented a substantial portion of our total segment operating profit. Information regarding the total assets used in our site leasing business is included in Note 14 of our Consolidated Financial Statements included in this quarterly report.

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in thousands, except for percentages)
Site leasing revenue	$81,038	$74,412	$237,100	$181,755
Site leasing segment operating profit(1)	$56,643	$53,530	$170,915	$131,375
Percentage of total revenue	78.5%	75.8%	79.2%	71.5%
Site leasing operating profit percentage contribution of total segment operating profit(1)	95.1%	95.6%	95.5%	95.4%

(1)

Site leasing segment operating profit and total segment operating profit are non-GAAP financial measures. We reconcile these measures and provide other Regulation G disclosures later in this quarterly report in the section titled Non-GAAP Financial Measures.

The following rollforward summarizes the activity in our tower portfolio from December 31, 2006 to September 30, 2007:

Number of Towers
Towers owned at December 31, 2006	5,551
Purchased towers	142
Constructed towers	9

Towers owned at March 31, 2007	5,702
Purchased towers	68
Constructed towers	15
Towers reclassified/disposed of(1)	(2)

Towers owned at June 30, 2007	5,783
Purchased towers	227
Constructed towers	17
Towers reclassified/disposed of(1)	(1)

Towers owned at September 30, 2007	6,026

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

The table below provides the percentage of total company revenues contributed by site development services for the three and nine months ended September 30, 2007 and 2006. Information regarding the total assets used in our site development services businesses is included in Note 14 of our Consolidated Financial Statements included in this quarterly report.

	Percentage of Revenues
	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Site development consulting	7.1%	4.9%	6.0%	4.8%
Site development construction	14.4%	19.3%	14.8%	23.7%

CRITICAL ACCOUNTING POLICIES

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2006, included on the Form 10-K filed with the Securities and Exchange Commission on March 1, 2007. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues:

	For the three months ended September 30,
	2007	Percentage of Revenues	2006	Percentage of Revenues	Percentage Change
	(in thousands, except for percentages)
Site leasing	$81,038	78.5%	$74,412	75.8%	8.9%
Site development consulting	7,322	7.1%	4,784	4.9%	53.1%
Site development construction	14,841	14.4%	18,976	19.3%	(21.8)%

Total revenues	$103,201	100.0%	$98,172	100.0%	5.1%

Site leasing revenues increased $6.6 million due to an increase in the number of tenants and the amount of equipment added to our historical towers and from revenue generated by the towers that we acquired or constructed subsequent to September 30, 2006. As of September 30, 2007, we had 14,781 tenants as compared to 13,412 tenants at September 30, 2006. Additionally, we have experienced, on average, higher rents per tenant due to higher rents from new tenants, higher annual rents upon renewals by existing tenants and increased rental rates associated with additional equipment added by existing tenants. The increase in site leasing revenue for the third quarter over the year earlier period is lower than it typically would be due to the impact of a $2.2 million one-time and non-recurring net benefit recognized in the third quarter of 2006.

Site development consulting revenues increased $2.5 million as a result of a higher volume of work in the third quarter of 2007 versus the same period of 2006. This higher volume of work was primarily due to services provided in connection with Sprint’s development of its 4G network.

Site development construction revenue decreased $4.1 million versus the same period in 2006 due to the wind down or completion of certain of our prior construction contracts from the larger wireless service providers, as well as a significant decline in the volume of work performed for AT&T (Cingular) during the third quarter as compared to the same period in the prior year.

Operating Expenses:

	For the three months ended September 30,
	2007	2006	Dollar Change	Percentage Change
	(in thousands)
Cost of revenues (exclusive of depreciation, accretion and amortization):
Site leasing	$24,395	$20,882	$3,513	16.8%
Site development consulting	5,763	3,849	1,914	49.7%
Site development construction	13,494	17,423	(3,929)	(22.6)%
Selling, general and administrative	11,289	11,044	245	2.2%
Restructuring credits	—	(357)	357	(100.0)%
Depreciation, accretion and amortization	42,949	39,015	3,934	10.1%

Total operating expenses	$97,890	$91,856	$6,034	6.6%

Site leasing cost of revenues increased primarily due to a $2.5 million one-time adjustment to correct for prior period errors.

Site development consulting cost of revenues increased $1.9 million as a result of a higher volume of work in the third quarter of 2007 compared to the same period of 2006, largely due to services provided during the third quarter of 2007 in connection with Sprint’s development of its 4G network. Site development construction cost of revenue decreased $3.9 million due to the wind down or completion of certain of our prior construction contracts from the larger wireless service providers as well as a significant decline in the volume of work performed for AT&T (Cingular) during the third quarter of 2007 as compared to the same period in the prior year.

Depreciation, accretion and amortization expense increased $3.9 million to $42.9 million for the three months ended September 30, 2007 from $39.0 million for the three months ended September 30, 2006 due to the increased amount of fixed assets and intangible assets added primarily through acquisitions during the last twelve months.

Operating Income:

Operating income was $5.3 million for the three months ended September 30, 2007 as compared to $6.3 million for the three months ended September 30, 2006. The decrease of $1.0 million is primarily the result of the $2.5 million one-time adjustment to correct for prior period errors in the site leasing segment cost of revenues and an increase in depreciation, accretion and amortization expense offset by higher revenues.

Segment Operating Profit:

	For the three months ended September 30,
	2007	2006	Dollar Change	Percentage Change
	(in thousands)
Segment operating profit:
Site leasing	$56,643	$53,530	$3,113	5.8%
Site development consulting	1,559	935	624	66.7%
Site development construction	1,347	1,553	(206)	(13.3)%

Total	$59,549	$56,018	$3,531	6.3%

The increase in site leasing segment operating profit of $3.1 million is primarily related to additional revenue from the increased number of tenants and tenant equipment on our sites in the third quarter of 2007 versus the third quarter of 2006 and additional revenues from towers added to our portfolio through acquisitions. The increase in site leasing segment operating profit for the third quarter over the year earlier period is lower than it typically would be due to the impact of a $2.2 million one-time and non-recurring net site leasing revenue benefit recognized in the third quarter of 2006 and the $2.5 million one-time adjustment to correct for prior period errors recognized in the third quarter of 2007. We reconcile these non-GAAP financial measures and provide other Regulation G disclosures later in this quarterly report in the section titled Non-GAAP Financial Measures.

Other Income (Expense):

	For the three months ended September 30,
	2007	2006	Dollar Change	Percentage Change
	(in thousands)
Interest income	$3,029	$1,038	$1,991	191.8%
Interest expense	(23,164)	(27,085)	3,921	(14.5)%
Amortization of deferred financing fees	(2,245)	(4,494)	2,249	(50.0)%
Loss from write-off of deferred financing fees and extinguishment of debt	—	(34)	34	(100.0)%
Other income	77	112	(35)	(31.3)%

Total other expense	$(22,303)	$(30,463)	$8,160	(26.8)%

Interest income increased $2.0 million for the three months ended September 30, 2007 from the three months ended September 30, 2006. This increase is primarily the result of investing the net proceeds of the convertible senior notes offering completed at the end of the first quarter of 2007.

Interest expense for the three months ended September 30, 2007 decreased $3.9 million from the three months ended September 30, 2006. This decrease is primarily due to the reduction in our weighted average cash interest rate for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Specifically, our $1.1 billion bridge loan was outstanding for the third quarter of 2006 and carried a cash interest rate equal to the Eurodollar rate plus a margin of 2.75% at September 30, 2006 (or 8.08%), while the Additional CMBS Certificates, which were used to refinance the bridge loan, were outstanding for the third quarter of 2007 and carried a weighted average cash interest rate of 6.0%.

Amortization of deferred financing fees decreased by $2.2 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. This decrease was primarily a result of lower amortization of fees relating to the $1.6 billion of CMBS Certificates and the $350.0 million of Notes outstanding as of September 30, 2007 versus the amortization of fees on the $1.1 billion bridge loan, the $405.0 million of Initial CMBS Certificates and the senior revolving credit facility for the three months ended September 30, 2006.

Adjusted EBITDA:

Adjusted EBITDA was $52.8 million for the three months ended September 30, 2007 as compared to $47.5 million for the three months ended September 30, 2006. The increase of $5.3 million is primarily the result of increased segment operating profit from our site leasing segment. The increase in adjusted EBITDA for the third quarter over the year earlier period is lower than it typically would be due to the impact of a $2.2 million one-time and non-recurring net site leasing revenue benefit recognized in the third quarter of 2006. We reconcile this measure and provide other Regulation G disclosures later in this quarterly report in the section titled Non-GAAP Financial Measures.

Net Loss:

Net loss was $17.5 million for the three months ended September 30, 2007 as compared to $24.3 million for the three months ended September 30, 2006. The decrease of $6.8 million is primarily the result of the decrease in interest expense and amortization of deferred financing fees and an increase in interest income.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues:

	For the nine months ended September 30,
	2007	Percentage of Revenues	2006	Percentage of Revenues	Percentage Change
	(in thousands, except for percentages)
Site leasing	$237,100	79.2%	$181,755	71.5%	30.5%
Site development consulting	17,947	6.0%	12,250	4.8%	46.5%
Site development construction	44,251	14.8%	60,347	23.7%	(26.7)%

Total revenues	$299,298	100.0%	$254,352	100.0%	17.7%

Site leasing revenues increased $55.3 million due to an increase in the number of tenants and the amount of equipment added to our historical towers and from revenue generated by the towers that we acquired in our April 2006 acquisition of AAT Communications Corporation (“AAT”) and the other towers we acquired or constructed subsequent to December 31, 2005. The 1,850 AAT towers were only owned for five of the nine months ended September 30, 2006 as compared to all nine months ended September 30, 2007. AAT contributed approximately $73.3 million of the total revenues in the nine months ended September 30, 2007 compared to approximately $39.5 million for same period of 2006, an increase of approximately $33.8 million. As of September 30, 2007, we had 14,781 tenants as compared to 13,412 tenants at September 30, 2006. Additionally, we have experienced, on average, higher rents per tenant due to higher rents from new tenants, higher annual rents upon renewals by existing tenants and increased rental rates associated with additional equipment added by existing tenants.

Site development consulting revenues increased $5.7 million as a result of a higher volume of work in the first nine months of 2007 versus the same period of 2006. This higher volume of work was primarily due to services provided in connection with Sprint’s development of its 4G network.

Site development construction revenue decreased $16.1 million versus the same period in 2006 due to the wind down or completion of certain of our prior construction contracts from the larger wireless service providers, as well as a significant decline in the volume of work performed for AT&T (Cingular) during the first nine months of 2007 as compared to the same period in the prior year.

Operating Expenses:

	For the nine months ended September 30,
	2007	2006	Dollar Change	Percentage Change
	(in thousands)
Cost of revenues (exclusive of depreciation, accretion and amortization):
Site leasing	$66,185	$50,380	$15,805	31.4%
Site development consulting	14,118	10,406	3,712	35.7%
Site development construction	40,065	55,807	(15,742)	(28.2)%
Selling, general and administrative	33,691	31,467	2,224	7.1%
Restructuring credits	—	(357)	357	(100.0)%
Depreciation, accretion and amortization	124,892	93,195	31,697	34.0%

Total operating expenses	$278,951	$240,898	$38,053	15.8%

Site leasing cost of revenues increased $15.8 million primarily as a result of the AAT towers acquired April 26, 2006 and the growth in the number of towers owned by us, which was 6,026 at

September 30, 2007 up from 5,475 at September 30, 2006. AAT contributed approximately $20.7 million to the total site leasing cost of revenues for the nine months ended September 30, 2007 compared to approximately $12.4 million for the nine months ended September 30, 2006, an increase of approximately $8.3 million.

Site development consulting cost of revenues increased $3.7 million as a result of a higher volume of work in the first nine months of 2007 versus the same period of 2006, largely due to services provided during the first nine months of 2007 in connection with Sprint’s development of its 4G network. Site development construction cost of revenue decreased $15.7 million due to the wind down or completion of certain of our prior construction contracts from the larger wireless service providers, as well as a significant decline in the volume of work performed for AT&T (Cingular) during the first nine months of 2007 as compared to the same period in the prior year.

Selling, general and administrative expenses increased $2.2 million primarily as a result of an increase in salaries, benefits and other back office expenses resulting primarily from a higher number of employees, a significant portion of which is attributable to the acquisition of AAT. Selling, general and administrative expenses were also impacted by $5.0 million of non-cash compensation expense that we recognized in the first nine months of 2007 in accordance with SFAS 123R, as compared to $4.1 million in the comparable period in 2006, an increase of $0.9 million.

Depreciation, accretion and amortization expense increased $31.7 million to $124.9 million for the nine months ended September 30, 2007 from $93.2 million for the nine months ended September 30, 2006. Approximately $53.3 million was associated with towers we acquired in the acquisition of AAT for the nine months ended September 30, 2007 versus $29.0 million for the nine months ended September 30, 2006, an increase of $24.3 million.

Operating Income:

Operating income was $20.3 million for the nine months ended September 30, 2007 as compared to $13.5 million for the nine months ended September 30, 2006. The increase of $6.8 million is primarily the result of higher revenues without a commensurate increase in cost of revenues in the site leasing and site development consulting segments, offset by an increase in selling, general and administrative expenses and depreciation, accretion and amortization expense.

Segment Operating Profit:

	For the nine months ended September 30,
	2007	2006	Dollar Change	Percentage Change
	(in thousands)
Segment operating profit:
Site leasing	$170,915	$131,375	$39,540	30.1%
Site development consulting	3,829	1,844	1,985	107.6%
Site development construction	4,186	4,540	(354)	(7.8)%

Total	$178,930	$137,759	$41,171	29.9%

The increase in site leasing segment operating profit of $39.5 million is primarily related to additional revenue generated by the increased number of towers acquired in the acquisition of AAT. AAT contributed approximately $52.7 million of the total site leasing segment operating profit for the nine months ended September 30, 2007 as compared to $27.1 million for the nine months ended September 30, 2006, an increase of approximately $25.6 million. The remaining increase in our site leasing segment operating profit is due to increased revenue from the increased number of tenants and tenant equipment on our sites in the first nine months of 2007 versus the same period of 2006 and control of our site leasing cost of revenue. We reconcile these non-GAAP financial measures and provide other Regulation G disclosures later in this quarterly report in the section titled Non-GAAP Financial Measures.

Other Income (Expense):

	For the nine months ended September 30,
	2007	2006	Dollar Change	Percentage Change
	(in thousands)
Interest income	$7,528	$2,846	$4,682	164.5%
Interest expense	(69,336)	(55,783)	(13,553)	24.3%
Non-cash interest expense	—	(6,845)	6,845	(100.0)%
Amortization of deferred financing fees	(6,259)	(8,743)	2,484	(28.4)%
Loss from write-off of deferred financing fees and extinguishment of debt	(431)	(53,872)	53,441	(99.2)%
Other (expense) income	(114)	324	(438)	(135.2)%

Total other expense	$(68,612)	$(122,073)	$53,461	(43.8)%

Interest income increased $4.7 million for the nine months ended September 30, 2007 from the nine months ended September 30, 2006. This increase is primarily the result of investing the net proceeds of the convertible senior notes offering completed at the end of the first quarter of 2007.

Interest expense for the nine months ended September 30, 2007 increased $13.6 million from the nine months ended September 30, 2006. This increase is primarily due to the higher weighted average amount of cash-interest bearing debt outstanding during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, which was slightly offset by a reduction in our weighted average cash interest rate for the same periods. Specifically, (1) our $1.1 billion bridge loan was only outstanding for five months of the nine months ended September 30, 2006, while the Additional CMBS Certificates which were used to refinance the bridge loan were outstanding for the full nine months ended September 30, 2007, and (2) we had $350.0 million of additional debt outstanding for six months in 2007 consisting of our Notes compared to none in the nine months ended September 30, 2006.

There was no non-cash interest expense for the nine months ended September 30, 2007 compared to $6.8 million for the nine months ended September 30, 2006. The decrease was a result of the repurchase of all outstanding 9 3/4% senior discount notes in April 2006.

The loss from write-off of deferred financing fees and extinguishment of debt was $53.9 million for the nine months ended September 30, 2006 associated with the repurchase of the 8 1/2% senior notes and the 9 3/4% senior discount notes in April 2006. This amount was $0.4 million for the nine months ended September 30, 2007 associated with the termination of the senior revolving credit facility in April 2007.

Adjusted EBITDA:

Adjusted EBITDA was $153.3 million for the nine months ended September 30, 2007 as compared to $114.3 million for the nine months ended September 30, 2006. The increase of $39.0 million is primarily the result of increased segment operating profit from our site leasing segment largely driven by contributions from our 2006 acquisition of AAT. We reconcile this measure and provide other Regulation G disclosures later in this quarterly report in the section titled Non-GAAP Financial Measures.

Net Loss:

Net loss was $49.0 million for the nine months ended September 30, 2007 as compared to $109.2 million for the nine months ended September 30, 2006. The decrease of $60.2 million is primarily the result of the decrease in loss from write-off of deferred financing fees and extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation (“SBA Communications”) is a holding company with no business operations of its own. Our only significant asset is the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”) which is also a holding company that owns the outstanding capital stock of SBA Senior Finance, Inc. (“SBA Senior Finance”), which, directly or indirectly, owns the equity interest in substantially all of our subsidiaries. We conduct all of our business operations through our SBA Senior Finance subsidiaries, primarily the borrowers under the mortgage loan underlying the CMBS Certificates, and SBA Senior Finance II LLC. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries. The ability of those subsidiaries that are borrowers under the mortgage loan to pay cash or stock dividends is restricted under the terms of our CMBS Certificates.

A summary of our cash flows is as follows:

	For the three months ended September 30, 2007	For the nine months ended September 30, 2007
	(in thousands)
Summary cash flow information:
Cash provided by operating activities	$28,884	$82,164
Cash used in investing activities	(81,076)	(291,925)
Cash (used in) provided by financing activities	(1,981)	206,974

Decrease in cash and cash equivalents	(54,173)	(2,787)
Cash and cash equivalents, June 30, 2007 and December 31, 2006	97,534	46,148

Cash and cash equivalents, September 30, 2007	$43,361	$43,361

Sources of Liquidity

We have traditionally funded our growth, including our tower portfolio growth, through long-term indebtedness and equity issuances. In addition, we also fund our growth with cash flows from operations.

During 2005 and 2006, we began to utilize the Commercial Mortgage Backed Securities market to refinance our debt as it provided us an opportunity to capitalize on the value of our tower portfolio to reduce our weighted average cost of interest.

On March 26, 2007, we issued $350.0 million of our 0.375% Convertible Senior Notes due in 2010, which we refer to as the Notes. Semi-annual interest payments on the Notes are due each June 1 and December 1, beginning June 1, 2007. The maturity date of the Notes is December 1, 2010. The Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 29.7992 shares per $1,000 principal amount of Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $33.56 per share or a 19% conversion premium based on the last reported sale price of $28.20 per share of Class A common stock on the Nasdaq Global Select Market on March 20, 2007. The Notes are only convertible under certain specified circumstances. Upon conversion, we have the right to settle the conversion of each $1,000 principal amount of Notes with either of the three following alternatives, at our option, (1) delivery of 29.7992 shares of our Class A common stock, (2) cash equal to the value of 29.7992 shares of the Company’s Class A common stock calculated at the market price per share of our Class A common stock at the time of conversion or (3) a combination of cash and shares of our Class A common stock.

The net proceeds from this offering were approximately $341.5 million after deducting discounts, commissions and expenses. A portion of the net proceeds from the sale of the Notes was used to repurchase approximately 3.24 million shares of our Class A common stock at a price of $28.20 per share, or approximately $91.2 million, which shares were subsequently retired.

Concurrently with the sale of the Notes, we entered into convertible note hedge transactions whereby we purchased from affiliates of two of the initial purchasers of the Notes, the hedge counterparties, an option covering 10,429,720 shares of our Class A common stock at an initial price of $33.56 per share. The aggregate cost of the convertible note hedge transactions was $77.2 million. Separately and concurrently with the sale of the Notes, we entered into sold warrant transactions whereby we sold to the same hedge counterparties warrants to acquire 10,429,720 shares of our Class A common stock at an initial exercise price of $55.00 per share. We received an aggregate of $27.3 million in proceeds from the sold warrant transactions. The convertible note hedge transactions and the sold warrant transactions, taken as a whole, effectively increase the conversion price of the Notes from $33.56 per share to $55.00 per share. As we do not determine when, or whether, the Notes will be converted, the convertible note hedge transactions and the sold warrant transactions, taken as a whole, minimize the liquidity risk associated with early conversion of the Notes until such time that our Class A common stock is trading at a price above $55.00 per share (the upper strike of the sold warrants)

A portion of the net proceeds from the sale of the Notes and the sold warrant transactions were used to pay for the cost of the convertible note hedge transactions. The remainder of the net proceeds from the sale of the Notes and the sold warrant transactions is currently being invested in cash equivalents and short-term investments including auction rate securities, and will be used to finance future acquisitions and construction of towers, the purchase or extension of land leases underlying our towers, future stock repurchases and for general corporate purposes. In addition to the $43.4 million of cash and cash equivalents at September 30, 2007, we also had $121.2 million in short-term investment.

Cash provided by operating activities was $82.2 million for the nine months ended September 30, 2007 as compared to $38.3 million for the nine months ended September 30, 2006. This increase was primarily the result of segment operating profit (excluding depreciation, accretion and amortization) from the site leasing segment, net of interest expense and selling, general, and administrative expenses.

Equity Issuances

In connection with our acquisitions, we have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services. During the three months ended September 30, 2007, we issued approximately 1.7 million shares of Class A common stock under this registration statement for the acquisition of towers. As of September 30, 2007, we had approximately 2.5 million shares of Class A common stock remaining under this shelf registration statement.

On April 14, 2006, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, shares of preferred stock, which may be represented by depositary shares, unsecured senior, senior subordinated or subordinated debt securities, and warrants to purchase any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. During the three months ended September 30, 2007, we did not issue any securities under this automatic shelf registration statement.

Uses of Liquidity

Our principal use of liquidity is cash capital expenditures associated with the growth of our tower portfolio. Our cash capital expenditures, including cash used for acquisitions, for the three months ended September 30, 2007 were $60.8 million. The $60.8 million included $3.9 million related to new tower construction, $1.6 million for maintenance tower capital expenditures, $1.1 million for augmentations and tower upgrades, $0.2 million for general corporate expenditures and $5.3 million for ground lease purchases. This amount also included cash capital expenditures of $48.7 million that we incurred in connection with the acquisition of 227 completed towers and earnouts for the three months ended September 30, 2007, net of related prorated rental receipts and payments.

Our cash capital expenditures, including cash used for acquisitions, for the nine months ended September 30, 2007, were $169.8 million. The $169.8 million included $11.3 million related to new tower construction, $4.2 million for maintenance tower capital expenditures, $3.6 million for augmentations and tower upgrades, $0.9 million for general corporate expenditures and $16.8 million for ground lease purchases. This amount also included cash capital expenditures of $133.0 million that we incurred in connection with the acquisition of 437 completed towers, the remaining equity interest in one tower that we previously owned a 50% interest in and earn-outs for the nine months ended September 30, 2007, net of related prorated rental receipts and payments.

The $11.3 million of new tower construction included costs associated with the completion of 41 new towers during the nine months ended September 30, 2007 and costs incurred on sites currently in process. We currently expect to incur cash capital expenditures associated with tower maintenance and general corporate expenditures of $6.6 million to $7.6 million during 2007. Based upon our current plans, we expect discretionary cash capital expenditures during 2007 to be at least $207.1 million to $217.1 million and during 2008 to be at least $90.0 million to $110.0 million. Primarily, these cash capital expenditures relate to the 60 to 70 towers we intend to build in 2007, the 80 to 100 towers we intend to build in 2008, ground lease purchases and current acquisition plans, including, as of November 1, 2007, the 19 towers acquired since September 30, 2007 and the 207 towers that are subject to pending acquisition agreements.

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

Debt Service Requirements

At September 30, 2007, we had $405.0 million outstanding of Initial CMBS Certificates. The Initial CMBS Certificates have an anticipated repayment date of November 15, 2010. Interest on the Initial CMBS Certificates is payable monthly at a blended annual rate of 5.6%. Based on the amounts outstanding at September 30, 2007, annual debt service on the Initial CMBS Certificates is $22.7 million.

At September 30, 2007, we had $1.15 billion outstanding of Additional CMBS Certificates. The Additional CMBS Certificates have an anticipated repayment date of November 15, 2011. Interest on the Additional CMBS Certificates is payable monthly at a blended annual rate of 6.0%. Based on the amounts outstanding at September 30, 2007, annual debt service on the Additional CMBS Certificates is $68.9 million.

At September 30, 2007, we had $350.0 million outstanding of Notes. The Notes have a maturity date of December 1, 2010. Interest on the Notes is payable semi-annually each June 1 and December 1 at an annual rate of 0.375%. Based on the amounts outstanding at September 30, 2007, annual debt service on the Notes is $1.3 million.

As of September 30, 2007, we believe that our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

Capital Instruments

CMBS Certificates

On November 18, 2005, SBA CMBS-1 Depositor LLC (the “Depositor”), an indirect subsidiary of ours, sold in a private transaction $405.0 million of Initial CMBS Certificates issued by SBA CMBS Trust (the “Trust”). The sole asset of the Trust is a non-recourse mortgage loan in which SBA Properties was the initial borrower. The mortgage loan consists of multiple tranches, or components, each of which has terms that are identical to the subclass of CMBS Certificates to which it relates. SBA Properties and each of the Additional Borrowers added to the mortgage loan in connection with the issuance of the Additional CMBS Certificates are special purpose vehicles which exist solely to hold the towers which are subject to the securitization.

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

The weighted average monthly fixed coupon interest rate of the Initial CMBS Certificates is 5.6%, and the effective weighted average fixed interest rate is 4.8% after giving effect to a settlement of two interest rate swap agreements entered in contemplation of the transaction. The Initial CMBS Certificates have an expected life of five years with a final repayment date in 2035. The proceeds of the Initial CMBS Certificates were primarily used to purchase the prior senior credit facility of SBA Senior Finance, Inc. and to fund reserves and pay expenses associated with the offering.

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

The weighted average monthly fixed interest rate of the Additional CMBS Certificates is 6.0%, and the effective weighted average fixed interest rate is 6.3% after giving effect to the settlement of the nine interest rate swap agreements entered in contemplation of the transaction. The Additional CMBS Certificates have an expected life of five years with a final repayment date in 2036. The proceeds of the Additional CMBS Certificates were primarily used to repay the bridge loan incurred in connection with the acquisition of AAT and to fund required reserves and expenses associated with the Additional CMBS Transaction.

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

The Borrowers may not prepay the mortgage loan in whole or in part at any time prior to (1) November 2010 for the components of the mortgage loan corresponding to the Initial CMBS Certificates and (2) November 2011 for the components of the mortgage loan corresponding to the Additional CMBS Certificates, except in limited circumstances (such as the occurrence of certain casualty and condemnation events relating to the Borrowers’ tower sites). Thereafter, prepayment is permitted provided it is accompanied by any applicable prepayment consideration. If the prepayment occurs within nine months of the final maturity date, no prepayment consideration is due. The entire unpaid principal balance of the mortgage loan components corresponding to the Initial CMBS Certificates will be due in November 2035 and those corresponding to the Additional CMBS Certificates will be due in November 2036. However, to the extent that the full amount of the mortgage loan component corresponding to the Initial CMBS Certificates or the amount of the mortgage loan component corresponding to the Additional CMBS Certificates are not fully repaid by their respective anticipated repayment dates, the interest rate of each component would increase by approximately 5% plus any difference between the contractual weighted average monthly fixed interest rate in effect at the time of issuance of the CMBS Certificates and the then current weighted average monthly fixed interest rate. The mortgage loan may be defeased in whole at any time.

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

In connection with the issuance of the CMBS Certificates, we are required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan governing the CMBS Certificates to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and service expenses, and to reserve a portion of advance rents from tenants on the 4,975 tower sites. Based on the terms of the CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The monies held by the indenture trustee are classified as restricted cash on our Consolidated Balance Sheets. The monies held by the indenture trustee in excess of required reserve balances are subsequently released to the Borrowers on or before the 15th calendar day following month end. However, if the debt service coverage ratio, defined as the Net Cash Flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time as the debt service coverage ratio exceeds 1.15 times for a calendar quarter. Otherwise, on a monthly basis, the excess cash flow of the Borrowers held by the Trustee after payment of principal, interest, reserves and expenses is distributed to the Borrowers. As of September 30, 2007, we met the required debt service coverage ratio as defined by the mortgage loan agreement.

0.375% Convertible Senior Notes due 2010

On March 26, 2007 we issued $350.0 million of our 0.375% Convertible Senior Notes due 2010. Interest is payable semi-annual on June 1 and December 1, beginning June 1, 2007. The maturity date of the Notes is December 1, 2010. The Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 29.7992 shares per $1,000 principal amount of Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $33.56 per share. The Notes are only convertible under the following circumstances:

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

Upon conversion, we have the right to settle the conversion of each $1,000 principal amount of Notes with either of the three following alternatives, at our option, (1) delivery of 29.7992 shares of our Class A common stock, (2) cash equal to the value of 29.7992 shares of our Class A common stock calculated at the market price per share of our Class A common stock at the time of conversion or (3) a combination of cash and shares of our Class A common stock.

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

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. We have attempted to limit our exposure to interest rate risk by currently only carrying long-term fixed rate debt.

The following table presents the future principal payment obligations and interest rates associated with our debt instruments assuming our actual level of indebtedness as of September 30, 2007:

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(in thousands)
Long-term debt:
Fixed rate CMBS Certificates(1)	—	—	—	$405,000	$1,150,000	$—	$1,555,000	$1,524,718
0.375% Convertible Senior Notes	—	—	—	$350,000	$—	$—	$350,000	$402,063

(1)	The anticipated repayment date is November 2010 for the $405,000 of Initial CMBS Certificates and November 2011 for the $1,150,000 Additional CMBS Certificates.

Our current primary market risk exposure relates to (1) the impact of interest rate movements on our ability to refinance the CMBS Certificates at their expected repayment dates or at maturity at market rates, and (2) our ability to meet financial requirements under the terms of our debt instruments. We manage the interest rate risk on our outstanding debt through our use of fixed rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

Special Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund operations and meet our obligations as they become due;

•	our expectations regarding the amount of future expenditures required to maintain our towers;

•	our expectations regarding our new build program, including our intent to build 60 to 70 towers in 2007;

•	our estimates regarding our annual debt service in 2007 and thereafter;

•	our investment strategy regarding auction rate securities and our expectation that liquidity will improve within the year;

•

our belief that the current state of the credit markets does not require us to adjust the fair value of our portfolio of auction rate securities or to classify them as long-term marketable securities on our Consolidated Balance Sheet;

•	our belief that our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt for the next twelve months; and

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

•	our ability to secure and deliver anticipated services business at contemplated margins;

•	the recent uncertainties in the credit markets and the effect on auction rate securities;

•	our ability to successfully address zoning issues, permitting and other issues that arise in connection with the building of new towers

•	our ability to realize economies of scale from our tower portfolio;

•	our ability to successfully use the interest rate reset feature on the auction rate securities to provide the opportunity to maximize returns while preserving liquidity; and

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

Adjusted EBITDA

We define Adjusted EBITDA as loss from continuing operations plus net interest expenses, provision for taxes, depreciation, accretion and amortization, asset impairment and other charges, non-cash compensation, and other expenses and excluding non-cash leasing revenue, non-cash ground lease expense, other income and one-time costs related to transition and integration costs in connection with the acquisition of AAT. We have included this non-GAAP financial measure because we believe this item is an indicator of the performance of our core operations and reflects the changes in our operating results. Adjusted EBITDA is not intended to be an alternative measure of operating income or gross profit margin as determined in accordance with GAAP.

The non-GAAP measurement of Adjusted EBITDA has certain material limitations, including:

•

it does not include interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate profits and cash flows. Therefore, any measure that excludes interest expense has material limitations,

•

it does not include depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate profits. Therefore, any measure that excludes depreciation and amortization expense has material limitations,

•	it does not include provision for taxes. Because the payment of taxes is a necessary element of our costs, particularly in the future, any measure that excludes tax expense has material limitations,

•

it does not include non-cash expenses such as asset impairment and other charges, non-cash compensation, other expenses, non-cash leasing revenue and non-cash ground lease expense. Because these non-cash items are a necessary element of our costs and our ability to generate profits, any measure that excludes these non-cash items has material limitations, and

•

it does not include costs related to transition and integration incurred in connection with the acquisition of AAT. Because these costs are indicative of actual expenses incurred by the Company, any measure that excludes these costs has material limitations.

We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of our profitability and operating results.

The reconciliation of Adjusted EBITDA is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net loss	$(17,534)	$(24,341)	$(49,000)	$(109,183)
Interest income	(3,029)	(1,038)	(7,528)	(2,846)
Interest expense	25,409	31,579	75,595	71,371
Depreciation, accretion and amortization	42,949	39,015	124,892	93,195
Restructuring credits	—	(357)	—	(357)
Provision for income taxes(1)	923	360	1,540	1,230
Loss from write-off of deferred financing fees and extinguishment of debt	—	34	431	53,872
Non-cash compensation	1,595	1,646	5,184	4,224
Non-cash leasing revenue	(2,197)	(2,056)	(6,761)	(4,199)
Non-cash ground lease expense(2)	4,781	2,178	8,849	5,450
Other (income) expense	(77)	(112)	114	(324)
AAT integration costs	—	549	5	1,855

Adjusted EBITDA	$52,820	$47,457	$153,321	$114,288

(1)

This amount includes $381 and $166 of franchise taxes reflected in the Consolidated Statement of Operations in selling, general and administrative expenses for the three months ended September 30, 2007 and September 30, 2006 respectively, and $805 and $666 for the nine months ended September 30, 2007 and September 30, 2006 respectively.

(2)

Non-cash ground lease expense for the three and nine months ended September 30, 2007 includes $2,519 one-time non-cash cumulative expenses from prior periods arising from the accounting treatment for deferred straight line rent credits associated with the Company’s ground lease purchase and extension program.

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

	Site leasing segment
	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)
Segment revenue	$81,038	$74,412	$237,100	$181,755
Segment cost of revenues (excluding depreciation, accretion and amortization)	(24,395)	(20,882)	(66,185)	(50,380)

Segment operating profit	$56,643	$53,530	$170,915	$131,375

	Site development consulting segment
	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)
Segment revenue	$7,322	$4,784	$17,947	$12,250
Segment cost of revenues (excluding depreciation, accretion and amortization)	(5,763)	(3,849)	(14,118)	(10,406)

Segment operating profit	$1,559	$935	$3,829	$1,844

	Site development construction segment
	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)
Segment revenue	$14,841	$18,976	$44,251	$60,347
Segment cost of revenues (excluding depreciation, accretion and amortization)	(13,494)	(17,423)	(40,065)	(55,807)

Segment operating profit	$1,347	$1,553	$4,186	$4,540

ITEM 4.	CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2007. Based on such evaluation, such officers have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SBA COMMUNICATIONS CORPORATION

November 7, 2007	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

November 7, 2007	/s/ Anthony J. Macaione
Anthony J. Macaione
Chief Financial Officer
(Principal Financial Officer)