Form 10-K
period 2007-12-31
SBA COMMUNICATIONS CORP
filed 2008-02-28
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the Class A common stock held by non-affiliates of the Registrant was approximately $3.4 billion as of June 29, 2007.

The number of shares outstanding of the Registrant’s common stock (as of February 21, 2008): Class A common stock —108,473,904 shares

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2008 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2007, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

General

We are a leading independent owner and operator of wireless communications towers in 47 of the 48 contiguous United States, Puerto Rico, and the U.S. Virgin Islands. Our principal business line is our site leasing business, which contributed 95.5% of our segment operating profit for the year ended December 31, 2007. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative or acquired. As of December 31, 2007, we owned 6,220 towers, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to wireless service providers. We also manage or lease approximately 4,500 actual or potential communications sites, of which approximately 640 are revenue producing. Our second business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. Site leasing revenues are received primarily from wireless service provider tenants, including Alltel, AT&T, Sprint, T-Mobile and Verizon Wireless. Wireless service providers enter into numerous different tenant leases with us, each of which relates to the lease or use of space at an individual tower site. Tenant leases are generally for an initial term of five years renewable for five 5-year periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3%– 4% per year, including the renewal option periods.

As of December 31, 2007, we owned 6,220 towers, up from 5,551 as of December 31, 2006. We currently intend to grow our tower portfolio by 5% to 10% in 2008. We intend to meet these growth targets by pursuing new build and tower acquisition opportunities within the parameters of our desired long-term leverage ratios. Pursuant to these initiatives, we built 61 towers and acquired 612 towers during 2007, compared to the year ended 2006 where we built 60 towers and acquired 2,189 towers, including the 1,850 towers acquired through the April 27, 2006 acquisition of all the outstanding shares of AAT Communications Corp. (“AAT”), which we refer to as the AAT Acquisition.

In our new build program, we construct towers in locations chosen by us under build-to-suit arrangements. Under build-to-suit arrangements, we build towers for wireless service providers at locations that they have identified. We retain ownership of the tower and the exclusive right to co-locate additional tenants on the tower. When we construct towers in locations chosen by us, we utilize our knowledge of our customer’s network requirements to identify locations where, we believe, multiple wireless service providers need, or will need, to locate antennas to meet capacity or service demands. We seek to identify attractive locations for new towers and complete pre-construction procedures necessary to secure the site concurrently with our leasing efforts. We intend to have at least one signed tenant lease on each new build tower on the day that it is completed and expect that some will have multiple tenants. We intend to build 80 to 100 new towers during 2008.

In our tower acquisition program, we pursue towers that meet or exceed our internal guidelines regarding current and future potential returns. For each acquisition, we prepare various analyses that include projections of a five-year unlevered internal rate of return, review of available capacity, future lease up projections and a summary of current and future tenant/technology mix.

The table below provides information regarding the development and status of our tower portfolio over the past three years.

	For the year ended December 31,
	2005	2006	2007
Towers owned at beginning of period	3,066	3,304	5,551
Towers acquired in AAT Acquisition	—	1,850	—
Other towers acquired	208	339	612
Towers constructed	36	60	61
Towers reclassified/disposed of (1)	(6)	(2)	(4)

Towers owned at end of period	3,304	5,551	6,220

(1)	Reclassification reflect the combination for reporting purposes of multiple tower structures on a single parcel of real estate, which we market and customers view as a single location, into a single tower site. Dispositions reflect the sale, conveyance or legal transfer of owned tower sites.

As of December 31, 2007, we had 15,429 tenants on the 6,220 tower sites we owned as of that date, or an average of 2.5 tenants per tower.

Our site leasing business generates substantially all of our segment operating profit. As indicated in the tables below, our site leasing business generated 78.8% of our total revenue during the past year and has represented 95% or more of our total segment operating profit for the past three years.

	Revenues
	For the year ended December 31,
	2005	2006	2007
	(dollars in thousands)
Site leasing revenue	$161,277	$256,170	$321,818
Total revenues	$259,991	$351,102	$408,201
Percentage of total revenue	62.0%	73.0%	78.8%

	Segment Operating Profit
	For the year ended December 31,
	2005	2006	2007
	(dollars in thousands)
Site leasing segment operating profit (1)	$114,018	$185,507	$233,812
Total segment operating profit (1)	$120,039	$194,516	$244,848
Site leasing operating profit percentage contribution of total segment operating profit (1)	95.0%	95.4%	95.5%

(1)	Site leasing segment operating profit and total segment operating profit are non-GAAP financial measures. We reconcile these measures and other Regulation G disclosures in this annual report in the section entitled Non-GAAP Financial Measures.

Site Development Services

Our site development business is complementary to our site leasing business, and provides us the ability to keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and capture ancillary revenues that are generated by our site leasing activities, such as antenna installation and equipment installation at our tower locations. Our site development business consists of two segments, site development consulting and site development construction, through which we provide wireless service providers a full range of end-to-end services. We principally perform services for third parties in our core, historical areas of wireless expertise, specifically site acquisition, zoning, technical services and construction.

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

We provide our site development and construction services on a local basis, through regional offices, territory offices and project offices, some of which are opened and closed on a project-by-project basis. The regional offices are responsible for all site development operations, including hiring employees and opening or closing project offices, and a substantial portion of the sales in such area.

For financial information about our operating segments, please see Note 23 of our Consolidated Financial Statements included in this Form 10-K.

Industry Overview

We believe that growing wireless traffic, the successful recent spectrum auctions and technology developments will require wireless service providers to improve their network infrastructure and increase their network capacity resulting in an increase in the number of communication sites that they use. First, consumers continue to push minutes of use higher, whether through wireline to wireless migration, increasing use of broadband services, new data products or simply talking more. Consumers are demanding quality wireless networks, and list network coverage and quality as two of the greatest contributors to their dissatisfaction when terminating or changing service. To decrease subscriber churn rate and drive revenue growth, wireless carriers have made substantial capital expenditures on wireless networks to improve service quality and expand coverage. Second, we expect that the roll-out of 3G and 4G wireless services by existing carriers will require our customers to add a large number of additional cell sites and increase the amount of their equipment at current cell sites. We expect that the Federal Communications Commission’s (the “FCC”) advanced wireless service spectrum auction 66 for advanced broadband services and the current FCC spectrum auction 73, relating to the auction of the 700 MHz band, will provide existing carriers the opportunity to acquire spectrum for 3G and 4G wireless service and will further drive the demand for communication sites. Finally, the third area of growth in the U.S. market comes from new market launches for emerging carriers to get into traditional wireless services or new technologies like WiMAX. For example, Leap Wireless and Metro PCS acquired spectrum in auction 66 in new coverage areas that will require brand new networks while Clearwire is in the process of building out a nationwide network. Based on these factors, we believe that the U.S. wireless industry is growing, well-capitalized, highly competitive and focused on quality and advanced services. Therefore, we expect that we will see a multi-year trend of strong additional cell site demand from our customers, which we believe will translate into strong leasing growth for us.

Business Strategy

Our primary strategy is to capture the maximum benefits from our position as a leading owner and operator of wireless communications towers. Key elements of our strategy include:

Focusing on Site Leasing Business with Stable, Recurring Revenues. We intend to continue to focus on expanding our site leasing business due to its attractive characteristics such as long-term contracts, built-in rent escalators, high operating margins and low customer churn. The long-term nature of the revenue stream of our site leasing business makes it less volatile than our site development business, which is more cyclical. By focusing on our site leasing business, we believe that we can maintain a stable, recurring cash flow stream and reduce our exposure to cyclical changes in customer spending.

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

Disciplined Growth of Tower Portfolio. We currently intend to grow our tower portfolio by 5% to 10% during 2008. We intend to use our available cash from operating activities and available liquidity, including borrowings, to build and/or acquire new towers at prices that we believe will be accretive to our shareholders both short and long-term and which allow us to maintain our long-term target leverage ratios. Furthermore, we believe that our tower operations are highly scalable. Consequently, we believe that we are able to materially increase our tower portfolio without proportionately increasing selling, general and administrative expenses.

Controlling our Underlying Land Positions. We have purchased and intend to continue to purchase and/or enter into long-term leases for the land that underlies our towers, to the extent available at commercially reasonable prices. We believe that these purchases and/or long-term leases will increase our margins, improve our cash flow from operations and minimize our exposure to increases in ground lease rents in the future. As of December 31, 2007, we own or control, for a minimum period of fifty years, land under 23% of our communication sites.

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

Capitalizing on our Management Experience. Our management team has extensive experience in site leasing and site development. Management believes that its industry expertise and strong relationships with wireless service providers will allow us to expand our position as a leading provider of site leasing and site development services.

Customers

Since commencing operations, we have performed site leasing and site development services for all of the large wireless service providers. In both our site development and site leasing businesses, we work with large national providers and smaller regional, local or private operators.

We depend on a relatively small number of customers for our site leasing and site development revenues. The following customers represented at least 10% of our total revenues during at least one of the last three years:

	Percentage of Total Revenue for the year ended December 31,
	2005	2006	2007
Sprint	30.9%	27.6%	30.5%
AT&T	25.5%	21.4%	21.0%

During the past two years, we provided services for a number of customers, including:

Aircell	Metro PCS
Alltel	Motorola
AT&T	Nokia
Bechtel Corporation	Nortel
Cellular South	Northrop Grumman
Centennial	Nsoro
Clearwire	NYSEG
Dobson Cellular Systems	RCC
Ericsson	Samsung
Fibertower	Siemens
General Dynamics	Sprint
Goodman Networks	T-Mobile
iPCS	USA Mobility
Leap Wireless	U.S. Cellular
M/A-COM	Verizon Wireless

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

Competition

Site Leasing – Our primary competitors for our site leasing activities are (1) the large independent tower companies, American Tower Corp, Crown Castle International and Global Tower Partners, (2) a large number of smaller independent tower owners, (3) wireless service providers who currently market excess space on their owned towers to other wireless service providers and (4) alternative facilities such as rooftops, broadcast towers and utility poles. There has been significant consolidation among the large independent tower companies in the past three years. Specifically, American Tower Corp. completed its merger with SpectraSite, Inc. in 2005, we completed our AAT Acquisition in 2006 and Crown Castle International completed its merger with Global Signal, Inc. in 2007. As a result of these consolidations, American Tower and Crown Castle have substantially more towers and greater financial resources than we do. Wireless service providers that own and operate their own tower networks are also generally substantially larger and have greater financial resources than we do. We believe that tower location and capacity, quality of service to our tenants, and, to a lesser extent, price have been and will continue to be the most significant competitive factors affecting the site leasing business.

Site Development—The site development business is extremely competitive and price sensitive. We believe that the majority of our competitors in the site development business operate within local market areas exclusively, while some firms appear to offer their services nationally, including Bechtel Corporation, Black & Veach Corporation, Goodman Networks, Nsoro, General Dynamics Corporation, and Wireless Facilities, Inc. The market includes participants from a variety of market segments offering individual, or combinations of, competing services. The field of competitors includes site development consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors, which provide end-to-end site development services through multiple subcontractors, and wireless service providers’ internal staff. We believe that providers base their decisions for site development services on a number of criteria, including a company’s experience, track record, local reputation, geographic reach, price and time for completion of a project. We believe that our experience base and our established relationships with wireless service providers have allowed us to favorably compete for higher margin site development contracts, which has resulted in increasing margins in this segment during 2007 as compared to prior years.

Employees

Our executive, corporate development, accounting, finance, human resources, legal and regulatory, information technology and site administration personnel, and our network operations center are located in our headquarters in Boca Raton, Florida. Certain sales, new tower build support and tower maintenance personnel are also located in our Boca Raton office. Our remaining employees are based in our regional and local offices.

As of December 31, 2007, we had 617 employees, none of whom are represented by a collective bargaining agreement. We consider our employee relations to be good.

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

Pursuant to the requirements of the Communications Act of 1934, as amended, the FCC, in conjunction with the FAA, has developed standards to consider proposals involving new or modified antenna towers or structures. These standards mandate that the FCC and the FAA consider, among other things, the height of the proposed tower or structure, the relationship of the tower or structure to existing natural or man-made structures, and the proximity of the tower or structure to runways and airports. Proposals to construct or to modify existing towers or structures above certain heights must be reviewed by the FAA to ensure the structure will not present a hazard to air navigation. The FAA may condition its issuance of a no-hazard determination upon compliance with specified lighting and/or painting requirements. Antenna towers or structures that meet certain height and location criteria must also be registered with the FCC. Proposals to modify existing towers or structures above certain heights or widths may also require FCC approval. A tower or structure that requires FAA clearance will not be registered by the FCC until it is cleared by the FAA. Upon registration, the FCC may also require special lighting and/or painting. Owners of antenna towers and structures may have an obligation to maintain painting and lighting or other marking in conformance with FAA and FCC standards. Antenna tower and structure owners and licensees that operate on those towers or structures also bear the responsibility of monitoring any lighting systems and notifying the FAA of any lighting outage or malfunction. In addition, any applicant for an FCC antenna tower or structure registration must certify that, consistent with the Anti-Drug Abuse Act of 1988, neither the applicant nor its principals are subject to a denial of Federal benefits, including FCC radio licenses, because of a conviction for the possession or distribution of a controlled substance. We generally indemnify our customers against any failure to comply with applicable regulatory standards relating to the construction, modification, or placement of antenna towers or structures. Failure to comply with the applicable requirements may lead to civil penalties.

The Telecommunications Act of 1996 amended the Communications Act of 1934 by preserving state and local zoning authorities’ jurisdiction over the construction, modification and placement of towers. The law, however, limits local zoning authority by prohibiting any action that would discriminate among different providers of personal wireless services or ban altogether the construction, modification or placement of radio communication towers. Finally, the Telecommunications Act of 1996 requires the federal government to help licensees for wireless communications services gain access to preferred sites for their facilities. This may require that federal agencies and departments work directly with licensees to make federal property available for tower facilities.

Owners and operators of antenna towers and structures may be subject to, and therefore must comply with, environmental laws. Any licensed radio facility on an antenna tower or structure is subject to environmental review pursuant to the National Environmental Policy Act of 1969, among other statutes, which requires federal agencies to evaluate the environmental impact of their decisions under certain circumstances. The FCC has issued regulations implementing the National Environmental Policy Act. These regulations place responsibility on applicants to investigate potential environmental effects of their operations and to disclose any potential significant effects on the environment in an environmental assessment prior to constructing or implementing certain modifications to an antenna tower or structure and prior to commencing certain operation of wireless communications or radio or television stations from the tower or structure. In the event the FCC determines the proposed structure, modification or operation would have a significant environmental impact based on the standards the FCC has developed, the FCC would be required to prepare an environmental impact statement, which will be subject to public comment. This process could significantly delay the registration of a particular tower or structure.

As an owner and operator of real property, we are subject to certain environmental laws that impose strict, joint and several liability for the cleanup of on-site or off-site contamination and related personal or property damage. We are also subject to certain environmental laws that govern tower or structure placement, including the need to conduct pre-construction environmental studies. Operators of towers or structures must also take into consideration certain radio frequency (“RF”) emissions regulations that impose a variety of procedural and operating requirements. Certain proposals to operate wireless communications and radio or television stations from antenna towers and structures are also reviewed by the FCC to ensure compliance with requirements relating to human exposure to RF emissions. Exposure to high levels of RF energy can produce negative health effects. The potential connection between the exposure to low-level RF energy and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. We believe that we are in substantial compliance with, and we have no material liability under, any applicable environmental laws. The costs of compliance with existing or future environmental laws and liability related thereto may have a material adverse effect on our prospects, financial condition or results of operations.

State and Local Regulations. Most states regulate certain aspects of real estate acquisition, leasing activities and construction activities. Where required, we conduct the site acquisition portions of our site development services business through licensed real estate brokers’ agents, who may be our employees or hired as independent contractors, and conduct the construction portions of our site development services through licensed contractors, who may be our employees or independent contractors. Local regulations include city and other local ordinances, zoning restrictions and restrictive covenants imposed by community developers. These regulations vary greatly from jurisdiction to jurisdiction, but typically require tower and structure owners to obtain approval from local officials or community standards organizations, or certain other entities prior to tower or structure construction and establish regulations regarding maintenance and removal of towers or structures. In addition, many local zoning authorities require tower and structure owners to post bonds or cash collateral to secure their removal obligations. Local zoning authorities often have been unreceptive to construction of new antenna towers and structures in their communities because of, among other things, the height and visibility of the towers or structures, and have, in some instances, instituted moratoria.

Backlog

Backlog related to our site leasing business consists of lease agreements and amendments, which have been signed, but have not yet commenced. As of December 31, 2007, we had 265 new leases which had been executed with customers but which had not begun generating revenue. These leases contractually provided for approximately $5.9 million of annual revenue. By comparison, at December 31, 2006 we had 179 new leases which had been executed with customers but which had not begun generating revenue. These leases contractually provided for approximately $3.7 million of annual revenue.

Our backlog for site development services consists of the value of work that has not yet been completed on executed contracts. As of December 31, 2007, we had approximately $40.6 million of contractually committed revenue as compared to approximately $37.4 million as of December 31, 2006.

Availability of Reports and Other Information

Our corporate website is www.sbasite.com. We make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 on our website under “Investor Relations—SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission (the “Commission”). In addition, the Commission’s website is www.sec.gov. The Commission makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Additionally, our reports, proxy and information statements may be read and copied at the Commission’s public reference room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Information on our website or the Commission’s website is not part of this document.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We have a substantial level of indebtedness which we may not have the ability to repay or refinance at commercially reasonable terms or at all.

As indicated below, we have and will continue to have a significant amount of indebtedness relative to our equity. The following table sets forth our total debt and shareholders’ equity as of December 31, 2006 and December 31, 2007.

	As of December 31,
	2006	2007
	(in thousands)
Total indebtedness	$1,555,000	$1,905,000
Shareholders’ equity	$385,921	$337,391

Our indebtedness as of December 31, 2007 consists of $1.555 billion of Commercial Mortgage-Backed Pass-Through Certificates, which we refer to as our CMBS Certificates, and $350.0 million of 0.375% Convertible Senior Notes, which we refer to as our Notes. In addition, subsequent to December 31, 2007 we entered into a $285.0 million senior secured revolving credit facility. Proceeds from the facility may only be used to purchase or construct towers and/or purchase the land underlying our towers. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest or other amounts when due. Subject to certain restrictions under our existing indebtedness, we and our subsidiaries may also incur significant additional indebtedness in the future, some of which may be secured debt. This may have the effect of increasing our total leverage.

We will not be able to amortize and repay our substantial indebtedness, when due, from cash from operating activities. Upon maturity, our indebtedness will need to be repaid from asset sales or equity issuances or will need to be refinanced. As a consequence of our indebtedness, (1) demands on our cash resources may increase, (2) we are subject to restrictive covenants that further limit our financial and operating flexibility and (3) we may choose to institute self-imposed limits on our indebtedness based on certain considerations including market interest rates, our relative leverage and our strategic plans. For example, as a result of our indebtedness:

•	we may be more vulnerable to general adverse economic and industry conditions;

•	we may find it more difficult to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements that would be in our best long-term interest;

•

we may be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the available cash flow to fund other investments, including capital expenditures;

•	we may have limited flexibility in planning for, or reacting to, changes in our business or in the industry;

•	we may have a competitive disadvantage relative to other companies in our industry that are less leveraged; and

•	we may be required to sell debt or equity securities or sell some of our core assets, possibly on unfavorable terms, in order to meet payment obligations.

These restrictions could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, mergers and acquisitions or other opportunities.

In addition, fluctuations in market interest rates may increase interest expense relating to our floating rate indebtedness, which we expect to incur under our senior secured revolving credit facility and may make it difficult to refinance our existing indebtedness, including our CMBS Certificates at a commercially reasonable rate or at all. There is no guarantee future refinancing of our indebtedness will have fixed interest rates or that interest rates on such indebtedness will be equal to or lower than the rates on our current indebtedness.

Any slowdown in demand for wireless communications services or for tower space could adversely affect our future growth and revenues.

Demand for antenna space on our towers and for our site development services depends on demand for wireless services. In 2001 through 2003, economic downturns in the U.S. economy, including the wireless telecommunications industry, negatively influenced demand for tower space and site development services. Similar slowdowns in the future may adversely affect

•	consumer demand for wireless services;

•	the financial condition of the wireless service providers;

•	the ability and willingness of wireless service providers to maintain or increase capital expenditures;

•	the availability and cost of capital, including interest rates;

•	volatility in the equity and debt markets; and

•	the willingness of our tenants to renew their leases for additional terms.

As a result of these factors wireless service providers may delay or abandon implementation of new systems and technologies, including 3G, 4G or other wireless services or, worse, elect not to renew existing antenna leases in order to reduce operating expenses.

We may not secure as many site leasing tenants as planned or our lease rates for new tenant leases may decline.

If tenant demand for tower space or our lease rates on new leases decrease, we may not be able to successfully grow our site leasing business as expected. This may have a material adverse effect on our strategy, revenue growth and our ability to satisfy our financial and other contractual obligations. Our plan for the growth of our site leasing business largely depends on our management’s expectations and assumptions concerning future tenant demand and potential lease rates for independently owned towers.

If our wireless service provider customers combine their operations to a significant degree, our growth, our revenue and our ability to service our indebtedness could be adversely affected.

Demand for our services may decline if there is significant consolidation among our wireless service provider customers as they may then reduce capital expenditures in the aggregate or fail to renew existing leases for tower space because many of their existing networks and expansion plans may overlap. As a result of regulatory changes in January 2003 which removed prior restrictions on wireless service providers from owning more than 45 MHz of spectrum in any given geographical area, there have been significant consolidations of the large wireless service providers. Specifically, Cingular acquired AT&T Wireless in October 2004 and Sprint PCS and Nextel merged to form Sprint Nextel Corporation in August 2005. As a result of the Cingular/AT&T Wireless merger, as of December 31, 2007, AT&T had terminated 164 tenant leases with us, which had $4.0 million of annualized rental revenue, on towers where both Cingular and AT&T Wireless had previously had antennas. In addition, AT&T did not renew certain tenant leases for other communication sites in close proximity to the extent that it believed it did not need the additional capacity. Although we have not currently experienced any significant amount of churn as a result of the Sprint/Nextel merger, due primarily to the different technologies utilized and their decision to operate two networks, we may in the future experience terminations and/or non-renewals due to this merger. Furthermore, to the extent that other wireless service providers consolidate in the future, they may not renew any duplicative leases that they have on our towers and/or may not lease as much space on our towers in the future. This would adversely affect our growth, our revenue and our ability to service our indebtedness.

Similar consequences may occur if wireless service providers engage in extensive sharing or roaming or resale arrangements as an alternative to leasing our antenna space. Wireless voice service providers frequently enter into roaming agreements with competitors allowing them to use another’s wireless communications facilities to accommodate customers who are out of range of their home provider’s services. Wireless voice service providers may view these roaming agreements as a superior alternative to leasing antenna space on communication sites owned or controlled by us or others. The proliferation of these roaming agreements could have a material adverse effect on our revenue.

Delays or changes in the deployment or adoption of new technologies or slowing consumer adoption rates may have a material adverse effect on our growth rate.

There can be no assurances that 3G, 4G or other new wireless technologies will be deployed or adopted as rapidly as projected or that these new technologies will be implemented in the manner anticipated. The deployment of 3G has already experienced significant delays from the original projected timelines of the wireless and broadcast industries. The announcement of 4G is relatively new and its deployment has been limited to date. Additionally, the demand by consumers and the adoption rate of consumers for these new technologies once deployed may be lower or slower than anticipated. These factors could have a material adverse effect on our growth rate since growth opportunities and demand for our tower space as a result of such new technologies may not be realized at the times or to the extent anticipated.

We depend on a relatively small number of customers for most of our revenue, therefore if any of our significant customers reduced their demand for tower space or became financially unstable it may materially decrease our revenues.

We derive a significant portion of our revenue from a small number of customers. The loss of any one of our significant customers, as a result of bankruptcy, consolidation, merger with other customers of ours or otherwise could materially decrease our revenue and have an adverse effect on our growth.

The following is a list of significant customers and the percentage of our total revenue for the specified time periods derived from these customers:

	Percentage of Total Revenue for the year ended December 31,
	2005	2006	2007
Sprint	30.9%	27.6%	30.5%
AT&T	25.5%	21.4%	21.0%

We also have client concentrations with respect to revenues in each of our financial reporting segments:

	Percentage of Site Leasing Revenue for the year ended December 31,
	2005	2006	2007
Sprint	30.7%	26.2%	26.5%
AT&T	28.0%	26.7%	25.6%
Verizon Wireless	10.1%	9.7%	10.0%

	Percentage of Site Development Consulting Revenue for the year ended December 31,
	2005	2006	2007
Sprint	1.9%	38.0%	59.7%
Verizon Wireless	32.4%	26.6%	17.4%
Bechtel Corporation*	23.3%	10.0%	0.8%
AT&T	28.3%	6.8%	—

	Percentage of Site Development Construction Revenue for the year ended December 31,
	2005	2006	2007
Sprint	36.0%	30.0%	39.8%
AT&T	20.3%	6.9%	5.6%
Bechtel Corporation*	11.6%	17.4%	5.3%

*	Substantially all of the work performed for Bechtel Corporation was for its client AT&T.

Revenue from these clients is derived from numerous different site leasing contracts and site development contracts. Each site leasing contract relates to the lease of space at an individual tower site and is generally for an initial term of five years renewable for five 5-year periods at the option of the tenant. However, if any of our significant site leasing clients were to experience financial difficulty, substantially reduce their capital expenditures or reduce their dependence on leased tower space and fail to renew their leases with us, our revenues, future revenue growth and results of operations would be adversely affected.

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

In the site leasing business, we compete with:

•	wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers;

•	other large independent tower companies;

•	smaller local independent tower companies; and

•	alternative facilities such as rooftops, broadcast towers and utility poles.

There has been significant consolidation among the large independent tower companies in the past three years. Specifically, American Tower Corp. completed its merger with SpectraSite, Inc. in 2005, we completed our AAT acquisition in 2006 and Crown Castle International completed its merger with Global Signal, Inc. in 2007. As a result of these consolidations, American Tower and Crown Castle are substantially larger and have greater financial resources than us. This could provide them with advantages with respect to establishing favorable leasing terms with wireless service providers or in their ability to acquire available towers.

Wireless service providers that own and operate their own tower networks are also generally substantially larger and may have greater financial resources than we do. We believe that tower location and capacity, quality of service and, to a lesser extent, price historically have been and will continue to be the most significant competitive factors affecting the site leasing business.

The site development segment of our industry is also extremely competitive. There are numerous large and small companies that offer one or more of the services offered by our site development business. As a result of this competition, margins in this segment continue to be under pressure. Many of our competitors have lower overhead expenses and therefore may be able to provide services at prices that we consider unprofitable. If margins in this segment were to further decrease, our consolidated revenues and our site development segment operating profit could be adversely affected.

The market price of our Class A common stock could be affected by significant volatility, which could adversely impact our ability to use equity to fund our growth plan.

The market price of our Class A common stock has historically experienced significant fluctuations. The market price of our Class A common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed elsewhere in “Risk Factors” and in “Forward-Looking Statements.” Volatility or depressed market prices of our Class A common stock could make it difficult for shareholders to resell their shares of Class A common stock, when they want or at attractive prices. Consequently, volatility of the market price of our Class A common stock may make it less likely that sellers will accept our equity as consideration in connection with our tower acquisitions and may make it more difficult for us to use our equity to fund our future growth plans. If we were unable to use equity to fund growth of our tower portfolio, we may be required to either use debt to increase our tower portfolio or reduce our anticipated growth.

Increasing competition to acquire existing towers may negatively impact our ability to grow our tower portfolio at anticipated rates.

We currently intend to grow our tower portfolio 5% to 10% annually through acquisitions and new builds. Our ability to meet these growth targets significantly depends on our ability to acquire existing towers that meet our investment requirements. Traditionally, our acquisition strategy has focused on acquiring towers from smaller tower companies, independent tower developers and wireless service providers. However, as a result of consolidation in the tower industry there are fewer of these mid-sized tower transactions available and there is more competition to acquire existing towers. Increased competition for acquisitions may result in fewer acquisition opportunities for us, higher acquisition prices, reduced willingness of sellers to accept equity as consideration for their towers and increased difficulty in negotiating and consummating agreements to acquire such towers. Furthermore, to the extent that the tower acquisition opportunities are for significant tower portfolios, many of our competitors are significantly larger and have greater financial resources than us. If we are not able to increase our tower portfolio as anticipated, it could negatively impact our ability to achieve our financial goals.

We may not be able to build as many towers as we anticipate.

We currently intend to build 80 to 100 new towers during 2008. However, our ability to build these new towers is dependent upon the availability of sufficient capital to fund construction, our ability to locate, and acquire at commercially reasonable prices, attractive locations for such towers and our ability to obtain the necessary zoning and permits.

Due to these risks, it may take longer to complete our new tower builds than anticipated, the costs of constructing or acquiring these towers may be higher than we expect or we may not be able to add as many towers as we had planned in 2008. If we are not able to increase our tower portfolio as anticipated, it could negatively impact our ability to achieve our financial goals.

Risks associated with our plans to increase our tower portfolio could negatively impact our results of operations or our financial condition.

We currently intend to increase our tower portfolio through new builds and acquisitions. We intend to review available acquisition opportunities and some of these acquisitions could have the effect of materially increasing our tower portfolio. While we intend to fund a portion of the cash required to implement this plan from our cash flow from operating activities, we may finance some or all of the costs associated with these new builds and acquisitions. Furthermore, if we were to consummate any significant acquisition, we might be required to finance these acquisitions through additional indebtedness, which would increase our indebtedness and interest expense and could increase our leverage ratio, and/or issuances of equity, which could be dilutive to our shareholders. If we were unable to recognize the expected returns from these new towers, or if we did not recognize the expected returns in our anticipated time frames, an increase in debt levels without a proportionate increase in our revenues could negatively impact our results of operations and our financial condition.

Our short-term investments portfolio contains auction rate securities that we may not be able to liquidate at their market value, or at all.

We previously invested a portion of our liquidity in auction rate securities. Credit concerns in the capital markets have significantly reduced our ability to liquidate some of the auction rate securities that we classify as short-term investments in current assets on our Consolidated Balance Sheet. These securities represent interests in contingent capital structures, corporate credit default swaps and redundant reserve life insurance structures. None of the underlying collateral for the auction rate securities we held consisted of sub-prime residential or commercial mortgages. As a result of our assessment of a number of factors, including without limitation, market conditions and the credit quality of these securities, in the fourth quarter of fiscal 2007, we recorded an other-than-temporary impairment charge of $15.6 million to reduce the value of our auction rate securities to their estimated fair value of $55.1 million as of December 31, 2007. As of February 22, 2008, we still own auction rate securities with a par value of $29.8 million and a current estimated fair value of $14.2 million.

Due to the lack of a secondary market for our auction rate securities, the established fair value of these securities is a matter of judgment. If our estimates regarding the fair value of these securities are incorrect, a future other-than-temporary impairment charge may be required. In the future the credit markets may continue to deteriorate causing further declines in the value of the securities which could lead to additional other-than-temporary impairment charges being reflected in our Consolidated Statements of Operations.

Our debt instruments contain restrictive covenants that could adversely affect our business by limiting our flexibility.

Our senior secured revolving credit facility contains certain restrictive covenants. Among other things, these covenants limit our ability to:

•	incur additional indebtedness;

•	sell assets;

•	make certain investments;

•	engage in certain restricted payments from SBA Senior Finance to us;

•	engage in mergers or consolidations;

•	incur liens; and

•	enter into affiliate transactions.

These covenants could place us at a disadvantage compared to some of our competitors which may have fewer restrictive covenants and may not be required to operate under these restrictions. Further, these covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, merger and acquisitions or other opportunities. If we fail to comply with these covenants, it could result in an event of default under the senior secured revolving credit facility. In addition, if we default in the payment of our other indebtedness, including under our CMBS Certificates and our Notes, then such default could cause a cross-default under our senior secured revolving credit facility.

The mortgage loan relating to our CMBS Certificates also contains financial covenants that require that the mortgage loan borrowers maintain, on a consolidated basis, a minimum debt service coverage ratio. To the extent that the debt service coverage, as of the end of any calendar quarter, (1) is less than 1.30 times, all cash flow generated by the pledged towers must be deposited into a reserve account and (2) is less than 1.15 times, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time as the debt service coverage ratio exceeds 1.15 times for a calendar quarter. As lease payments from 4,975 towers of our total tower portfolio are pledged as collateral under the mortgage loan, if this cash flow was not available to us it would adversely impact our ability to pay our indebtedness, other than the mortgage loan, and to operate our business.

New technologies and their use by carriers may have a material adverse effect on our growth rate and results of operations.

The emergence of new technologies could reduce the demand for space on our towers. For example, the increased use by wireless service providers of signal combining and related technologies and products that allow two or more wireless service providers to provide services on different transmission frequencies using the same communications antenna and other facilities normally used by only one wireless service provider could reduce the demand for our tower space. Additionally, the use of technologies that enhance spectral capacity, such as beam forming or “smart antenna,” that can increase the range and capacity of an antenna could reduce the number of additional sites a wireless service provider needs to adequately serve a certain subscriber base and therefore reduce demand for our tower space. The development and growth of communications and other new technologies that do not require ground-based sites, such as the growth in delivery of video, voice and data services by satellites or other technologies, could also adversely affect the demand for our tower space.

Our dependence on our subsidiaries for cash flow may negatively affect our business.

We are a holding company with no business operations of our own. Our only significant asset is and is expected to be the outstanding capital stock and membership interests of our subsidiaries. We conduct, and expect to conduct, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations is dependent upon dividends and other distributions from our subsidiaries to us. Additionally, the borrowers on the mortgage loan supporting the CMBS Certificates must repay the components of the mortgage loan. If such borrowers’ cash flow is insufficient to cover such repayments, we may be required to refinance the mortgage loan or sell a portion or all of our interests in the 4,975 tower sites that secure, along with their operating cash flows, the mortgage loan. Other than the cash required to repay amounts due under the CMBS Certificates, we currently expect that substantially all the earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their debt obligations. Our operating subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to repay our Notes, the components of the mortgage loan pursuant to the CMBS Certificates (other than those entities obligated under the CMBS Certificates), or make any funds available to us for payment. The ability of our operating subsidiaries to pay dividends or transfer assets to us is restricted by applicable state law and contractual restrictions, including the terms of the senior secured revolving credit facility and the CMBS Certificates.

Our quarterly operating results for our site development services fluctuate and therefore we may not be able to adjust our cost structure on a timely basis with regard to such fluctuations.

The demand for our site development services fluctuates from quarter to quarter and should not be considered indicative of long-term results. Numerous factors cause these fluctuations, including:

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

Although the demand for our site development services fluctuates, we incur significant fixed costs, such as maintaining a staff and office space in anticipation of future contracts. In addition, the timing of revenues is difficult to forecast because our sales cycle may be relatively long. Therefore, we may not be able to adjust our cost structure on a timely basis to respond to the fluctuations in demand for our site development services.

We are not profitable and expect to continue to incur losses.

We are not profitable. The following table shows the net losses we incurred for the periods indicated:

	For the year ended December 31,
	2005	2006	2007
	(in thousands)
Net loss	$(94,709)	$(133,448)	$(77,879)

Our losses are principally due to depreciation, amortization and accretion expenses, interest expense (including non-cash interest expense and amortization of deferred financing fees), and losses from the write-off of deferred financing fees and extinguishment of debt in the periods presented above. We expect to continue to incur significant losses, which may affect our ability to service our indebtedness.

The loss of the services of certain of our key personnel or a significant number of our employees may negatively affect our business.

Our success depends to a significant extent upon performance and active participation of our key personnel. We cannot guarantee that we will be successful in retaining the services of these key personnel. We have employment agreements with Jeffrey A. Stoops, our President and Chief Executive Officer, Kurt L. Bagwell, our Senior Vice President and Chief Operating Officer, Thomas P. Hunt, our Chief Administrative Officer and General Counsel and Anthony J. Macaione, our Senior Vice President and Chief Financial Officer. We do not have employment agreements with any of our other key personnel. If we were to lose any key personnel, we may not be able to find an appropriate replacement on a timely basis and our results of operations could be negatively affected. Further, the loss of a significant number of employees or our inability to hire a sufficient number of qualified employees could have a material adverse effect on our business.

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

We are subject to federal, state and local regulation of our business. In particular, both the Federal Aviation Administration (“FAA”) and Federal Communications Commission (“FCC”) regulate the construction and maintenance of antenna towers and structures that support wireless communications and radio and television antennas. In addition, the FCC separately licenses and regulates wireless communications equipment and television and radio stations operating from such towers and structures. FAA and FCC regulations govern construction, lighting, painting and marking of towers and structures and may, depending on the characteristics of the tower or structure, require registration of the tower or structure. Certain proposals to construct new towers or structures, to modify existing towers or structures, or to use the towers or structures to operate on a certain frequency or frequency band are reviewed by the FAA to ensure that the tower or structure or its use will not present a hazard to air navigation.

Antenna tower and antenna structure owners may have an obligation to mark or paint towers or structures or install lighting to conform to FAA and FCC regulations and to maintain such marking, painting and lighting. Antenna tower and antenna structure owners may also bear the responsibility of notifying the FAA of any lighting outage or malfunction. Certain proposals to construct or modify antenna towers and structures or to operate wireless communications or radio or television stations from antenna towers and structures are also reviewed by the FCC to ensure compliance with environmental impact requirements. Failure to comply with existing or future applicable requirements may lead to civil penalties or other liabilities and may subject us to significant indemnification liability to our customers against any such failure to comply. In addition, new regulations may impose additional costly burdens on us, which may affect our revenues and cause delays in our growth.

Local regulations, including city and other local ordinances, zoning restrictions and restrictive covenants imposed by community developers, vary greatly, but typically require antenna tower and antenna structure owners to obtain approval from local officials or community standards organizations or certain other entities prior to tower or structure construction or modification. Local regulations can delay, prevent, or increase the cost of new construction, co-locations, or site upgrades, thereby limiting our ability to respond to customer demand. In addition, new regulations may be adopted that increase delays or result in additional costs to us. These factors could have a material adverse effect on our future growth and operations.

Our towers are subject to damage from natural disasters.

Our towers are subject to risks associated with natural disasters such as tornadoes, hurricanes and earthquakes. We maintain insurance to cover the estimated cost of replacing damaged towers, but these insurance policies are subject to loss limits and deductibles. We also maintain third party liability insurance, subject to loss limits and deductibles, to protect us in the event of an accident involving a tower. A tower accident for which we are uninsured or underinsured, or damage to a significant number of our towers, could require us to incur significant expenditures and may have a material adverse effect on our operations or financial condition.

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

Future sales of our Class A common stock in the public market or the issuance of other equity may cause dilution or adversely affect the market price of our Class A common stock and our ability to raise funds in new equity or equity-related offerings.

Sales of a substantial number of shares of our Class A common stock or other equity-related securities in the public market, including sales by any selling shareholder or conversion of the Notes, could depress the market price of our Class A common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our Class A common stock or other equity-related securities would have on the market price of our Class A common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We are headquartered in Boca Raton, Florida, where we currently lease approximately 73,000 square feet of space. We have entered into long-term leases for regional and certain site development office locations. We open and close project offices from time to time in connection with our site development business. We believe our existing facilities are adequate for our current and planned levels of operations and that additional office space suited for our needs is reasonably available in the markets within which we operate.

Our interests in towers are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, perpetual easements, easements and licenses or rights-of-way granted by government entities. Of the 6,220 towers in our portfolio, approximately 23% are located on parcels of land that we own, land subject to perpetual easements, and parcels of land that have a leasehold interest that extends beyond 50 years. In rural areas, a wireless communications site typically consists of up to a 10,000 square foot tract, which supports towers, equipment shelters and related equipment. Less than 2,500 square feet is required for a monopole or self-supporting tower structure of the kind typically used in metropolitan areas for wireless communication tower sites. Land leases generally have an initial term of five years with five or more additional automatic renewal periods of five years, for a total of thirty years or more.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings relating to claims arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Class A common stock commenced trading under the symbol “SBAC” on The NASDAQ National Market System (“NASDAQ”) on June 16, 1999 and is currently traded on the NASDAQ Global Select Market. The following table presents the high and low sales price for the Class A common stock for the periods indicated:

	High	Low
Quarter ended December 31, 2007	$38.50	$30.81
Quarter ended September 30, 2007	$36.68	$28.14
Quarter ended June 30, 2007	$34.21	$29.00
Quarter ended March 31, 2007	$30.46	$25.76

Quarter ended December 31, 2006	$29.41	$23.62
Quarter ended September 30, 2006	$26.03	$21.37
Quarter ended June 30, 2006	$28.20	$20.00
Quarter ended March 31, 2006	$24.55	$17.77

As of February 21, 2008, there were 148 record holders of our Class A common stock.

Dividends

We have never paid a dividend on any class of common stock and anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Consequently, we do not anticipate paying cash dividends on our Class A common stock in the foreseeable future. The ability of our operating subsidiaries to pay dividends or transfer assets to us is restricted by applicable state law and contractual restrictions, including the terms of the senior secured revolving credit facility and the CMBS Certificates.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all existing equity compensation plans as of December 31, 2007:

	Equity Compensation Plan Information
	(in thousands except exercise price)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(1) (c)
Equity compensation plans approved by security holders	3,787	$15.67	7,697
Equity compensation plans not approved by security holders	—	—	—

Total	3,787	$15.67	7,697

(1)	The maximum number of shares of Class A Common Stock that may be issued pursuant to awards under the 2001 Equity Participation Plan shall be 15% of the “adjusted common stock outstanding” as defined in the 2001 Equity Participation Plan, subject to certain limitations for specific types of awards.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data as of and for each of the five years ended December 31, 2007. The financial data for the fiscal years ended 2007, 2006, 2005, 2004, and 2003 have been derived from our audited consolidated financial statements. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those consolidated financial statements included in this Form 10-K.

	For the year ended December 31,
	2003	2004	2005	2006	2007
	(audited)	(audited)	(audited)	(audited)	(audited)
	(in thousands, except for per share data)
Operating data:
Revenues:
Site leasing	$127,852	$144,004	$161,277	$256,170	$321,818
Site development	64,257	87,478	98,714	94,932	86,383

Total revenues	192,109	231,482	259,991	351,102	408,201

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	47,793	47,283	47,259	70,663	88,006
Cost of site development	58,683	81,398	92,693	85,923	75,347
Selling, general and administrative	30,714	28,887	28,178	42,277	45,569
Restructuring and other (credits) charges	2,094	250	50	(357)	—
Asset impairment charges	12,993	7,092	398	—	—
Depreciation, accretion and amortization	93,657	90,453	87,218	133,088	169,232

Total operating expenses	245,934	255,363	255,796	331,594	378,154

Operating (loss) income	(53,825)	(23,881)	4,195	19,508	30,047

Other income (expense):
Interest income	692	516	2,096	3,814	10,182
Interest expense, net of amounts capitalized	(81,501)	(47,460)	(40,511)	(81,283)	(92,498)
Non-cash interest expense	(9,277)	(28,082)	(26,234)	(6,845)	—
Amortization of deferred financing fees	(5,115)	(3,445)	(2,850)	(11,584)	(8,534)
Loss from write-off of deferred financing fees and extinguishment of debt	(24,219)	(41,197)	(29,271)	(57,233)	(431)
Other income (expense)	169	236	31	692	(15,777)

Total other expense	(119,251)	(119,432)	(96,739)	(152,439)	(107,058)

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(173,076)	(143,313)	(92,544)	(132,931)	(77,011)
Provision for income taxes	(1,729)	(710)	(2,104)	(517)	(868)

Loss from continuing operations before cumulative effect of change in accounting principle	(174,805)	(144,023)	(94,648)	(133,448)	(77,879)
Gain (loss) from discontinued operations, net of income taxes	202	(3,257)	(61)	—	—

Loss before cumulative effect of change in accounting principle	(174,603)	(147,280)	(94,709)	(133,448)	(77,879)
Cumulative effect of change in accounting principle	(545)	—	—	—	—

Net loss	$(175,148)	$(147,280)	$(94,709)	$(133,448)	$(77,879)

Basic and diluted loss per common share amounts:
Loss from continuing operations before cumulative effect of change in accounting principle	$(3.35)	$(2.47)	$(1.28)	$(1.36)	$(0.74)
Loss from discontinued operations	—	(0.05)	—	—	—
Cumulative effect of change in accounting principle	(0.01)	—	—	—	—

Net loss per common share	$(3.36)	$(2.52)	$(1.28)	$(1.36)	$(0.74)

Basic and diluted weighted average shares outstanding	52,204	58,420	73,823	98,193	104,743

	As of December 31,
	2003	2004	2005	2006	2007
	(audited)	(audited)	(audited)	(audited)	(audited)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$8,338	$69,627	$45,934	$46,148	$70,272
Short-term investments	15,200	—	19,777	—	55,142
Restricted cash (1)	10,344	2,017	19,512	34,403	37,601
Property and equipment, net	830,145	745,831	728,333	1,105,942	1,191,969
Intangibles, net	2,408	1,365	31,491	724,872	868,999
Total assets	958,252	917,244	952,536	2,046,292	2,384,323
Total debt(2)	870,758	927,706	784,392	1,555,000	1,905,000
Total shareholders’ equity (deficit) (3)	(1,566)	(88,671)	81,431	385,921	337,391

	For the year ended December 31,
	2003	2004	2005	2006	2007
	(audited)	(audited)	(audited)	(audited)	(audited)
	(in thousands)
Other Data:
Cash provided by (used in):
Operating activities	$(29,808)	$14,216	$49,767	$73,730	$122,934
Investing activities	155,456	1,326	(99,283)	(738,353)	(301,884)
Financing activities	(178,451)	45,747	25,823	664,837	203,074

	For the year ended December 31,
	2005	2006	2007
Tower Data Roll forward:
Towers owned at the beginning of period	3,066	3,304	5,551
Towers acquired in AAT Acquisition	—	1,850	—
Towers acquired	208	339	612
Towers constructed	36	60	61
Towers reclassified/disposed of (4)	(6)	(2)	(4)

Total towers owned at the end of period	3,304	5,551	6,220

(1)	Restricted cash of $37.6 million as of December 31, 2007 consists of $35.3 million related to CMBS Mortgage loan requirements and $2.3 million related to surety bonds issued for our benefit. Restricted cash of $34.4 million as of December 31, 2006 consists of $30.7 million related to CMBS Mortgage loan requirements and $3.7 million related to surety bonds issued for our benefit. Restricted cash of $19.5 million as of December 31, 2005 consisted of $17.9 million related to CMBS mortgage loan requirements and $1.6 million related to surety bonds issued for our benefit. Restricted cash of $2.0 million as of December 31, 2004 was related to surety bonds issued for our benefit. Restricted cash of $10.3 million as of December 31, 2003 consisted of $7.3 million of cash held by an escrow agent in accordance with certain provisions of the Western tower sale agreement and $3.0 million related to surety bonds issued for our benefit.
(2)	Includes deferred gain on interest rate swap of $1.9 million as of December 31, 2004 and $4.6 million as of December 31, 2003, respectively.
(3)	Includes deferred loss from the termination of nine interest rate swap agreements of $10.2 million as of December 31, 2007 and $12.5 million December 31, 2006. Includes deferred gain from the termination of two interest rate swap agreements of $8.9 million as of December 31, 2007, $11.8 million as of December 31, 2006 and $14.5 million as of December 31, 2005, respectively.
(4)	Reclassifications reflect the combination for reporting purposes of multiple tower structures on a single parcel of real estate, which we market and customers view as a single location, into a single tower site. Dispositions reflect the decommissioning, sale, conveyance or other legal transfer of owned tower sites.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties, including, but not limited to, those described in Item 1A. Risk Factors. Our actual results may differ materially from those discussed below. See “Special Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors.

We are a leading independent owner and operator of wireless communications towers in 47 of the 48 contiguous United States, Puerto Rico, and the U.S. Virgin Islands. Our principal business line is our site leasing business, which contributes approximately 96% of our segment operating profit. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative or acquired. As of December 31, 2007, we owned 6,220 towers. We also manage or lease approximately 4,500 actual or potential communications sites, of which approximately 640 are revenue producing. Our second business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. Site leasing revenues are received primarily from wireless service provider tenants, including Alltel, AT&T, Sprint, T-Mobile and Verizon Wireless. Wireless service providers enter into numerous different tenant leases with us, each of which relates to the lease or use of space at an individual tower site. Each tenant lease is generally for an initial term of five years renewable for five five-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3%—4% per year, including the renewal option periods. Tenant leases are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the current term of the related lease agreements. Rental amounts received in advance are recorded in deferred revenue.

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

For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as a result of adding additional customers to the tower. The amount of other direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower but typically do not make up a large percentage of total operating costs. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower or upgrading or repairing an access road or fencing. Lastly, land leases generally have an initial term of five years with five or more additional automatic renewal periods of five years at our option and provide for rent escalators which typically average 3%—4% annually or provide for term escalators of approximately 15%.

Our site leasing business generates substantially all of our segment operating profit. The table below details the percentage of our total revenues and segment operating profit contributed by the site leasing business.

	Percentage of Revenues	Site Leasing Segment Operating Profit Contribution (1)
For the year ended December 31, 2007	78.8%	95.5%
For the year ended December 31, 2006	73.0%	95.4%
For the year ended December 31, 2005	62.0%	95.0%

(1)	Site leasing segment operating profit and total segment operating profit are non-GAAP financial measures. We reconcile these measures and other Regulation G disclosures in this annual report in the section entitled Non-GAAP Financial Measures.

We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use, network expansion and network coverage requirements. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications. Furthermore, because our towers are strategically positioned and our customers typically do not re-locate, we have historically experienced low customer churn as a percentage of revenue.

Site Development Services

Our site development business is complimentary to our site leasing business, and provides us the ability to keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and capture ancillary revenues that are generated by our site leasing activities, such as antenna installation and equipment installation at our tower locations. Our site development business consists of two segments, site development consulting and site development construction, through which we provide wireless service providers a full range of end-to-end services. We principally perform services for third parties in our core, historical areas of wireless expertise, specifically site acquisition, technical services and construction.

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

The table below provides the percentage of our total revenues contributed by site development services over the last three years. Information regarding the total assets used in our site development services businesses is included in Note 23 of our Consolidated Financial Statements included in this annual report.

	For the year ended December 31, Percentage of Revenues
	2007	2006	2005
Site development consulting	6.0%	4.7%	5.2%
Site development construction	15.2%	22.3%	32.8%

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2007, included herein. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Short-term Investments

We classify auction rate securities as short-term investments due to the short interest rate reset period. Auction rate securities are debt instruments with long-term scheduled maturities, but have interest rates that are typically reset at pre-determined intervals, usually every 7, 28, 35 or 90 days, at which time the securities can typically be purchased or sold, creating a liquid market. The rate reset for each instrument is an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. We do not intend to hold these securities to maturity, but rather to use the interest rate reset feature to provide the opportunity to maximize returns while preserving liquidity. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of our investment in these securities, they have been classified as short-term investments available for sale in current assets on our Consolidated Balance Sheets.

Typically, the fair value of auction rate securities approximates par value due to the frequent resets through the auction rate process. In recent months, auctions associated with these securities have failed as a result of there not being any demand in the marketplace. We estimated the fair value of these auction rate securities based on a subsequent sale of certain auction rate securities at par value and estimated values provided by the firm managing our auction rate investments. Management validated the assumptions used in the valuation including the ultimate time horizon and coupon rate for these securities, the credit worthiness of the underlying assets and the counterparties, and the appropriate discount margins. Due to the lack of a secondary market for our auction rate securities, the established fair value of these securities is a matter of judgment. If our estimates regarding the fair value of these securities are incorrect, a future other-than-temporary impairment charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and as such, we may be required to record additional unrealized losses for impairment if we determine there are further declines in fair value.

We reviewed the impairment charge in accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and Staff Accounting Bulletin Topic 5M “Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities,” to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. It occurs if a loss in an investment is determined to be temporary in nature and we have the ability and intent to hold the investment until a recovery in market value takes place. Such an unrealized loss does not reduce our net income for the applicable accounting period because the loss is not viewed as other-than-temporary. An impairment charge is recorded against earnings to the extent we determine that there is a loss of fair value that is other-than-temporary. We have determined that the entire impairment related to our auction rate securities was other–than–temporary and recorded an impairment charge in other income (expense) on our Consolidated Statements of Operations based on a variety of factors, including the significant decline in fair value indicated for the individual investments and the adverse market conditions impacting auction rate securities. In addition, as of December 31, 2007, we intend to liquidate these securities within the next twelve months and do not believe that the current state of the credit markets requires us to reclassify them as long-term marketable securities on our Consolidated Balance Sheets.

Construction Revenue

Revenue from construction projects is recognized using the percentage-of-completion method of accounting, determined by the percentage of cost incurred to date compared to management’s estimated total cost for each contract. This method is used because we consider total cost to be the best available measure of progress on each contract. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on each contract nears completion. The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents expenses incurred and revenues recognized in excess of amounts billed. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.

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

RESULTS OF OPERATIONS

Year Ended 2007 Compared to Year Ended 2006

Revenues:

	For the year ended December 31,				Percentage Change
	2007	Percentage of Revenues	2006	Percentage of Revenues
	(in thousands, except for percentages)
Site leasing	$321,818	78.8%	$256,170	73.0%	25.6%
Site development consulting	24,349	6.0%	16,660	4.7%	46.2%
Site development construction	62,034	15.2%	78,272	22.3%	(20.7)%

Total revenues	$408,201	100.0%	$351,102	100.0%	16.3%

Site leasing revenue increased $65.6 million due to an increase in the number of tenants and the amount of equipment added to our historical towers and from revenue generated by the towers that we acquired in our April 2006 acquisition of AAT Communications Corporation (“AAT”) and the other towers we acquired or constructed subsequent to December 31, 2005. The 1,850 AAT towers were only owned for eight months for the year ended December 31, 2006 as compared to the entire year ended December 31, 2007. The AAT towers contributed approximately $98.6 million of the total revenues for the fiscal year ended December 31, 2007 compared to approximately $63.2 million for the same period of 2006, an increase of approximately $35.4 million. As of December 31, 2007, we had 15,429 tenants as compared to 13,602 tenants at December 31, 2006. Additionally, we have experienced, on average, higher rents per tenant due to higher rents from new tenants, higher annual rents upon renewal by existing tenants and increased rental rates associated with additional equipment added by existing tenants.

Site development consulting revenue increased $7.7 million as a result of a higher volume of work for the year ended December 31, 2007 versus the same period of 2006. The higher volume of work was primarily due to services provided in connection with Sprint’s development of its network.

Site development construction revenue decreased $16.2 million due to the wind down or completion of certain of our prior construction contracts from the larger wireless service providers, as well as a significant decline in the volume of work performed for AT&T during 2007 as compared to the same period in the prior year.

Operating Expenses:

	For the year ended December 31,		Dollar Change	Percentage Change
	2007	2006
	(in thousands)
Cost of revenues (exclusive of depreciation, accretion and amortization):
Site leasing	$88,006	$70,663	$17,343	24.5%
Site development consulting	19,295	14,082	5,213	37.0%
Site development construction	56,052	71,841	(15,789)	(22.0)%
Selling, general and administrative	45,569	42,277	3,292	7.8%
Restructuring credits	—	(357)	357	(100.0)%
Depreciation, accretion and amortization	169,232	133,088	36,144	27.2%

Total operating expenses	$378,154	$331,594	$46,560	14.0%

Site leasing cost of revenues increased $17.3 million primarily as a result of the AAT towers and the growth in the number of towers owned by us, which was 6,220 at December 31, 2007 up from 5,551 at December 31, 2006. The AAT towers contributed approximately $27.8 million to the total site leasing cost of revenues for the year ended December 31, 2007 compared to approximately $19.6 million for the year ended December 31, 2006, an increase of approximately $8.2 million.

Site development consulting cost of revenues increased $5.2 million as a result of higher volume of work for the year ended December 31, 2007 versus the same period of 2006, largely due to services provided during 2007 in connection with Sprint’s development of its network. Site development construction cost of revenue decreased $15.8 million due to the wind down or completion of certain of our prior construction contracts from the larger wireless service providers, as well as a significant decline in the volume of work performed for AT&T for the year ended December 31, 2007 as compared to the same period in the prior year.

Selling, general, and administrative expenses increased $3.3 million primarily as a result of an increase in salaries, benefits, and other back office expenses resulting primarily from a higher number of employees, a significant portion of which is attributable to the AAT Acquisition. Selling, general, and administrative expenses were also impacted by $6.3 million of stock option and employee stock purchase plan expense that we recognized for the year ended December 31, 2007 in accordance with SFAS 123R as compared to $5.3 million in the comparable period in 2006, an increase of $1.0 million.

Depreciation, accretion and amortization expense increased $36.1 million to $169.2 million for the year ended December 31, 2007 from $133.1 million for the year ended December 31, 2006. Approximately $71.2 million was associated with the AAT towers for the year ended December 31, 2007 versus approximately $46.4 million for the comparable period in 2006, an increase of approximately $24.8 million.

Operating Income:

Operating income was $30.0 million for the year ended December 31, 2007 as compared to $19.5 million for the year ended December 31, 2006. The increase of $10.5 million is primarily the result of higher revenues without a commensurate increase in cost of revenues in the site leasing and site development consulting segments, offset by an increase in selling, general and administrative expenses and depreciation, accretion and amortization expense.

Segment Operating Profit:

	For the year ended December 31,		Dollar Change	Percentage Change
	2007	2006
	(in thousands)
Segment operating profit:
Site leasing	$233,812	$185,507	$48,305	26.0%
Site development consulting	5,054	2,578	2,476	96.0%
Site development construction	5,982	6,431	(449)	(7.0)%

Total	$244,848	$194,516	$50,332	25.9%

The increase in site leasing segment operating profit of $48.3 million is primarily related to additional revenue generated by the increased number of towers acquired in the AAT Acquisition. The AAT towers contributed approximately $70.8 million of the total site leasing segment operating profit for the year ended December 31, 2007 as compared to approximately $43.6 million for the year ended December 31, 2006, an increase of approximately $27.2 million. The remaining increase in our site leasing segment operating profit is due to increased revenue from the increased number of tenants and tenant equipment on our sites for the year ended December 31, 2007 versus the same period in 2006 without a commensurate increase in site leasing cost of revenue. We reconcile these non-GAAP financial measures and provide the Regulation G disclosures in this annual report in the section titled Non-GAAP Financial Measures.

Other Income (Expense):

	For the year ended December 31,		Dollar Change	Percentage Change
	2007	2006
	(in thousands)
Interest income	$10,182	$3,814	$6,368	167.0%
Interest expense	(92,498)	(81,283)	(11,215)	13.8%
Non-cash interest expense	—	(6,845)	6,845	(100.0)%
Amortization of deferred financing fees	(8,534)	(11,584)	3,050	(26.3)%
Loss from write-off of deferred financing fees and extinguishment of debt	(431)	(57,233)	56,802	(99.2)%
Other (expense) income	(15,777)	692	(16,469)	(2,379.9)%

Total other expense	$(107,058)	$(152,439)	$45,381	(29.8)%

Interest income increased $6.4 million for the year ended December 31, 2007 when compared to the year ended December 31, 2006. The increase is primarily the result of investment earnings on the net proceeds of the Convertible Senior Notes (the “Notes”) offering completed at the end of the first quarter of 2007.

Interest expense for the year ended December 31, 2007 increased $11.2 million from the year ended December 31, 2006. This increase is primarily due to the higher weighted average amount of cash-interest bearing debt outstanding for the year ended December 31, 2007 as compared to the year ended December 31, 2006, which is partially offset by a reduction in our weighted average cash interest rate for the same periods. Specifically, (1) our $1.1 billion bridge loan for the AAT Acquisition was only outstanding for seven months of the year ended December 31, 2006 and was not outstanding during any portion of the year ended

December 31, 2007, while the $1.15 billion CMBS Certificates issued in 2006, which were used to refinance the bridge loan, were outstanding for a little over one month for the year ended December 31, 2006 and were outstanding for the full year ended December 31, 2007, and (2) we had $350.0 million of additional debt outstanding for nine months in 2007 consisting of our Notes compared to none in the year ended December 31, 2006.

There was no non-cash interest for the year ended December 31, 2007 compared to $6.8 million for the year ended December 31, 2006. The decrease was a result of the repurchase of all of the outstanding 9 3/4% senior discount notes in April 2006.

Amortization of deferred financing fees decreased by $3.1 million for the year ended December 31, 2007, as compared to the year ended December 31, 2006. This decrease was primarily a result of fully amortizing fees relating to the $1.6 billion of CMBS Certificates over a period of five years, with one year of amortization during the year ended December 31, 2007 as compared to fully amortizing fees on the $1.1 billion bridge loan over nine months, with seven months of amortization during the year ended December 31, 2006.

The loss from write-off of deferred financing fees and extinguishment of debt was $0.4 million for the year ended December 31, 2007 associated with the termination of the senior revolving credit facility in April 2007. This amount was $57.2 million for the year ended December 31, 2006 associated with the loss from write-off of $10.2 million of deferred financing fees and $47.0 million of losses on extinguishment of debt resulting from the prepayment of the $1.1 billion bridge loan in November 2006 and the repurchase of the 8  1/2% senior notes and 9  3/4% senior discount notes in April 2006.

Other expense of $15.8 million includes an other-than-temporary impairment loss on short-term investments of $15.6 million for the year ended December 31, 2007 associated with our investments in auction rate securities. See discussion in “Liquidity and Capital Resources” in Part II, Item 7 as well as Note 4 to the Consolidated Financial Statements for more information on our investments in auction rate securities and this other-than-temporary impairment charge.

Adjusted EBITDA

Adjusted EBITDA was $209.4 million for the year ended December 31, 2007 as compared to $161.8 million for the year ended December 31, 2006. The increase of $47.6 million is primarily the result of increased segment operating profit from our site leasing segment largely driven from the AAT Acquisition. We reconcile this measure and other Regulation G disclosures in this annual report in the section entitled Non-GAAP financial measures.

Net Loss:

Net loss was $77.9 million for the year ended December 31, 2007 as compared to $133.4 million for the year ended December 31, 2006. The decrease of $55.5 million is primarily the result of the decrease in loss from write-off of deferred financing fees and extinguishment of debt.

Year Ended 2006 Compared to Year Ended 2005

Revenues:

	For the year ended December 31,
	2006	Percentage of Revenues	2005	Percentage of Revenues	Percentage Change
	(in thousands, except for percentages)
Site leasing	$256,170	73.0%	$161,277	62.0%	58.8%
Site development consulting	16,660	4.7%	13,549	5.2%	23.0%
Site development construction	78,272	22.3%	85,165	32.8%	(8.1)%

Total revenues	$351,102	100.0%	$259,991	100.0%	35.0%

Site leasing revenue increased $94.9 million due to the increased number of new tenant installations, the amount of lease amendments related to equipment added to our towers, revenue generated by the towers that we acquired in the AAT Acquisition and other towers acquired or constructed subsequent to December 31, 2005. The AAT Acquisition contributed approximately $63.2 million of the increase in total revenues. As of December 31, 2006, we had 13,602 tenants as compared to 8,278 tenants at December 31, 2005. Additionally, we have experienced, on average, higher rents per tenants due to higher rents from new tenants, higher rents upon renewal by existing tenants and additional equipment added by existing tenants. Lastly, we added 2,249 towers to our portfolio in 2006 versus only adding 244 towers in 2005.

Site development consulting revenues increased $3.1 million as a result of a higher volume of work in 2006 versus 2005. Site development construction revenue decreased due to the roll-off of certain of our prior construction contracts from the larger wireless carriers and our efforts to focus on capturing higher margin services work rather than volume.

Operating Expenses:

	For the year ended December 31,		Dollar Change	Percentage Change
	2006	2005
	(in thousands)
Cost of revenues (exclusive of depreciation, accretion and amortization):
Site leasing	$70,663	$47,259	$23,404	49.5%
Site development consulting	14,082	12,004	2,078	17.3%
Site development construction	71,841	80,689	(8,848)	(11.0)%
Selling, general and administrative	42,277	28,178	14,099	50.0%
Asset impairments and other (credits) charges	(357)	448	(805)	(179.7)%
Depreciation, accretion and amortization	133,088	87,218	45,870	52.6%

Total operating expenses	$331,594	$255,796	$75,798	29.6%

Site leasing cost of revenues increased $23.4 million primarily as a result of the growth in the number of towers owned by us, which was 5,551 at December 31, 2006 up from 3,304 at December 31, 2005. The AAT Acquisition contributed approximately $19.6 million to the increase in total site leasing cost of revenues. Site development consulting cost of revenues increased by $2.1 million as a result of higher volume of work for the year ended December 31, 2006 versus the same period of 2005. Site development construction cost of revenue decreased by $8.8 million due to the roll-off of certain of our prior construction contracts from the larger wireless carriers and our efforts to focus on capturing higher margin services work rather than volume. That focus and changing market conditions for the year ended December 31, 2006 resulted in higher margin jobs in 2006 versus 2005.

Selling, general, and administrative expenses increased $14.1 million, which was due to a $6.9 million increase in salaries, benefits, and other back office operating expenses resulting primarily from a higher number of employees, a significant portion of which is attributable to the AAT acquisition. Selling, general, and administrative expenses were also impacted by $5.3 million of stock option and employee stock purchase plan expense that we recognized in 2006 in accordance with SFAS 123R as compared to $0.5 million in 2005. The remaining portion of the increase was due to $2.3 million of bonus, transition, and integration expenses incurred in connection with the AAT acquisition. These bonus, transition, and integration expenses are not expected to recur in future years.

Depreciation, accretion and amortization expense increased $45.9 million primarily due to expense on assets acquired in the AAT Acquisition, which represented approximately $46.4 million, offset by the decrease in certain towers becoming fully depreciated since December 31, 2005.

Operating Income:

Operating income was $19.5 million for the year ended December 31, 2006 as compared to $4.2 million for the year ended December 31, 2005. The increase of $15.3 million is primarily due to increases in the segment operating profit (see below) of the site leasing segment, which was primarily due to an increased number of towers acquired in the AAT Acquisition. This increase was further augmented by an increase in segment operating profit of the site development construction segment which was due to the roll-off of certain of our prior construction contracts from the larger wireless carriers which were at lower margins than subsequent work that was at higher margins. These increases were offset by an increase in selling, general and administrative expenses and depreciation, accretion and amortization expense for the year ended December 31, 2006 versus the year ended December 31, 2005.

Segment Operating Profit:

	For the year ended December 31,		Dollar Change	Percentage Change
	2006	2005
	(in thousands)
Segment operating profit:
Site leasing	$185,507	$114,018	$71,489	62.7%
Site development consulting	2,578	1,545	1,033	66.9%
Site development construction	6,431	4,476	1,955	43.7%

Total	$194,516	$120,039	$74,477	62.0%

The increase in site leasing segment operating profit of $71.5 million is primarily related to additional revenue generated by the increased number of towers acquired in the AAT Acquisition, which contributed approximately $43.6 million of the increase. The remaining increase is primarily due to the revenue from the increased number of tenants and tenant equipment on our sites in 2006 versus 2005, which have minimal incremental associated costs. We reconcile this measure and provide other Regulation G disclosures in this annual report in the section entitled Non-GAAP financial measures.

Other Income (Expense):

	For the year ended December 31,		Dollar Change	Percentage Change
	2006	2005
	(in thousands)
Interest income	$3,814	$2,096	$1,718	82.0%
Interest expense	(81,283)	(40,511)	(40,772)	100.6%
Non-cash interest expense	(6,845)	(26,234)	19,389	(73.9)%
Amortization of deferred financing fees	(11,584)	(2,850)	(8,734)	306.5%
Loss from write-off of deferred financing fees and extinguishment of debt	(57,233)	(29,271)	(27,962)	95.5%
Other	692	31	661	2,132.3%

Total other expense	$(152,439)	$(96,739)	$(55,700)	57.6%

Interest expense for the year ended December 31, 2006 increased $40.8 million from the year ended December 31, 2005. This increase is primarily due to the higher aggregate amount of cash-interest bearing debt outstanding during 2006, which consisted of the $1.1 billion bridge loan during the second, third, and a portion of the fourth quarters of 2006 and $405 million of CMBS Certificates issued in 2005 were outstanding for all twelve months of 2006 and $1.15 billion of CMBS Certificates issued in 2006 were outstanding for the last two months of 2006, versus an average balance of $587.6 million of interest bearing debt in 2005, which was primarily comprised of our 8 1/2% senior notes, our senior secured credit facility and the Initial CMBS Certificates.

Non-cash interest expense for the year ended December 31, 2006 decreased $19.4 million from the year ended December 31, 2005. The decrease was a result of the redemption and repurchase of $111.8 million of 9 3/4% senior discount notes in June and November of 2005 and the repurchase of the remaining aggregate principal amount of $223.7 million of these notes in April 2006.

Amortization of deferred financing fees increased $8.7 million from the year ended December 31, 2006, as compared to the year ended December 31, 2005. This increase was primarily due to amortization of fees relating to the $1.1 billion bridge loan, the $1.15 billion of CMBS Certificates issued in 2006, the $405.0 million of CMBS Certificates issued in 2005, and the senior revolving credit facility versus the amortization of fees on outstanding 8 1/2% senior notes, 9 3/4% senior discount notes, and the senior secured credit facility for the year ended December 31, 2005.

Loss from write-off of deferred financing fees and extinguishment of debt for the year ended December 31, 2006 was $57.2 million, an increase of $28.0 million from the year ended December 31, 2005. The increase was attributable to the loss from write-off of $10.2 million of deferred financing fees and $47.0 million of losses on the extinguishment of debt resulting from the repayment of the $1.1 billion of the bridge loan in November 2006, repurchase of $223.7 million of our 9 3/4% senior discount notes and $162.5 million of our 8 1/2 % senior notes in April 2006, versus the loss from write-off of $2.3 million of deferred financing fees and $10.9 million of losses on the extinguishment of debt associated with the redemption of $111.8 million of our 9 3/4% senior discount notes, the write-off of $1.7 million of deferred financing fees and $7.4 million of losses from the write-off of $87.5 million of our 8 1/2% senior notes, the write-off of $5.4 million of deferred financing fees associated with the repayment and refinancing of our prior senior credit facility, and the write-off of $0.8 million of deferred financing fees and $0.7 million on the extinguishment of debt associated with the redemption of $50.0 million of our 10 1/4% bonds during 2005.

Adjusted EBITDA:

The Adjusted EBITDA was $161.8 million for the year ended December 31, 2006 as compared to $95.3 million for the year ended December 31, 2005. The increase of $66.5 million is primarily the result of increased segment operating profit from our site leasing segment. Adjusted EBITDA is a non-GAAP financial measure. We reconcile this measure and provide other Regulation G disclosures in this annual report in the section entitled Non-GAAP financial measures.

Net Loss:

Net loss was $133.4 million for the year ended December 31, 2006 as compared to $94.7 million for the year ended December 31, 2005. The increase of $38.7 million is primarily a result of higher interest expense, an increase in loss from write-off of deferred financing fees and extinguishment of debt and higher amortization of deferred financing fees, offset by improved operating income and lower non-cash interest expense for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

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

A summary of our cash flows is as follows:

For the year ended December 31, 2007
(in thousands)
Summary cash flow information:
Cash provided by operating activities	$122,934
Cash used in investing activities	(301,884)
Cash provided by financing activities	203,074

Increase in cash and cash equivalents	24,124
Cash and cash equivalents, December 31, 2006	46,148

Cash and cash equivalents, December 31, 2007	$70,272

Sources of Liquidity

We have traditionally funded our growth, including our tower portfolio growth, through long-term indebtedness and equity issuances. In addition, we also fund our growth with cash flows from operations.

During 2005 and 2006, we began to utilize the Commercial Mortgage Backed Securities market to refinance our debt as it provided us an opportunity to capitalize on the long term nature of the revenue stream from our tower portfolio to reduce our weighted average cost of interest.

On March 26, 2007, we issued $350.0 million of our 0.375% Convertible Senior Notes due in 2010. Semi-annual interest payments on the Notes are due each June 1 and December 1, beginning June 1, 2007. The maturity date of the Notes is December 1, 2010. The Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 29.7992 shares per $1,000 principal amount of Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $33.56 per share or a 19% conversion premium based on the last reported sale price of $28.20 per share of Class A common stock on the Nasdaq Global Select Market on March 20, 2007. The Notes are only convertible under certain specified circumstances. Upon conversion, we have the right to settle the conversion of each $1,000 principal amount of Notes with either of the three following alternatives, at our option, delivery of (1) 29.7992 shares of our Class A common stock, (2) cash equal to the value of 29.7992 shares of our Class A common stock calculated at the market price per share of our Class A common stock at the time of conversion or (3) a combination of cash and shares of our Class A common stock.

The net proceeds from this offering were approximately $341.4 million after deducting discounts, commissions and expenses. A portion of the net proceeds from the sale of the Notes was used to repurchase approximately 3.24 million shares of our Class A common stock at a price of $28.20 per share, or approximately $91.2 million, which shares were subsequently retired.

Cash provided by operating activities was $122.9 million for the year ended December 31, 2007 as compared to $73.7 million for the year ended December 31, 2006. This increase was primarily the result of segment operating profit from the site leasing segment, net of interest expense and selling, general and administrative expenses.

In January 2008, SBA Senior Finance entered into a $285.0 million senior secured revolving credit facility. The facility may be borrowed, repaid and redrawn, subject to compliance with certain covenants. Proceeds available under the facility may only be used for the construction or acquisition of towers and for ground lease buyouts. Amounts borrowed under the facility will accrue interest at Libor plus a margin that ranges from 150 basis points to 300 basis points or at a Base Rate plus a margin that ranges from 50 basis points to 200 basis points, based on consolidated total debt to annualized SBA Senior Finance’s EBITDA ratio (calculated excluding the impact from the borrowers under the mortgage loan underlying the CMBS Certificates). Amounts borrowed under this facility will be secured by a first lien on substantially all of SBA Communications’, Telecommunications’ and SBA Senior Finance’s assets not previously pledged under the CMBS Certificates and substantially all of the subsidiary guarantors’ assets and are guaranteed by SBA Communications, Telecommunications, and the subsidiary guarantors. Subject to compliance with certain covenants, the facility does not restrict (1) the payment by Senior Finance to us of funds generated from operations, (2) the use of those funds by us and (3) the incurrence of additional indebtedness by us.

In order to manage our leverage position and to ensure continued compliance with our financial covenants, we may decide to pursue a variety of actions. These actions may include the issuance of additional indebtedness to stay at target leverage levels, selling certain assets or lines of business, issuing common stock or securities convertible into shares of common stock, or pursuing other financing alternatives, including securitization transactions. If implemented, these actions could increase our interest expense and/or dilute our existing shareholders. We cannot assure you that we will implement any of these strategies or that, if implemented, these strategies could be implemented on terms favorable to us and our shareholders.

Equity Issuances

We have on file with the Securities and Exchange Commission (the “Commission”) a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers, companies who own towers or companies that provide related services. During 2007, we filed a shelf registration statement on Form S-4 with the Commission registering an additional aggregate 4.0 million shares of its Class A common stock. During 2007, we issued approximately 4.7 million shares of Class A common stock under these registration statements in connection with the acquisition of 266 towers and related assets. As of December 31, 2007, we had approximately 3.8 million shares of Class A common stock remaining under these shelf registration statements.

On April 14, 2006, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, shares of preferred stock, which may be represented by depositary shares, unsecured senior, senior subordinated or subordinated debt securities; and warrants to purchase any of these securities in any amounts approved by our board of directors, subject to the requirements of the Nasdaq Stock

Market and the securities and other laws applicable to us. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. For the year ended December 31, 2007, we did not issue any securities under this automatic shelf registration statement.

Uses of Liquidity

Our principal use of liquidity is cash capital expenditures associated with the growth of our tower portfolio. Our cash capital expenditures, including cash used for acquisitions, for the year ended December 31, 2007 were $229.2 million. The $229.2 million included cash capital expenditures of $178.0 million that we incurred in connection with the acquisition of 612 completed towers, the remaining equity interest in one tower that we previously owned a 50% interest in and earnouts for the year ended December 31, 2007, net of related prorated rental receipts and payments. This amount also includes $15.5 million related to new tower construction, $5.4 million for maintenance tower capital expenditures, $5.5 million for augmentations and tower upgrades, $1.4 million for general corporate expenditures, and $23.4 million for ground lease purchases. The $15.5 million of new tower construction included costs associated with the completion of 61 new towers for the year ended December 31, 2007 and costs incurred on sites currently in process.

We currently expect to incur capital expenditures associated with tower maintenance and general corporate expenditures of $6.5 million to $8.5 million during 2008. Based upon our current plans, we expect discretionary cash capital expenditures during 2008 to be $170.0 million to $190.0 million. Primarily, these cash capital expenditures relate to the 80 to 100 towers we intend to build in 2008, ground lease purchases and current acquisition plans, including, as of February 21, 2008, the 47 towers acquired since December 31, 2007 and the 179 towers that are subject to pending acquisition agreements.

We estimate we will incur approximately $1,000 per tower per year for capital improvements or modifications to our towers. All of these planned capital expenditures are expected to be funded by cash on hand and cash flow from operations. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build program and tower acquisition program and our ground lease purchase program.

Debt Service Requirements

At December 31, 2007, we had $405.0 million outstanding of Initial CMBS Certificates. The Initial CMBS Certificates have an anticipated repayment date of November 15, 2010. Interest on the Initial CMBS Certificates is payable monthly at a blended annual rate of 5.6%. Based on the amounts outstanding at December 31, 2007, annual debt service on the Initial CMBS Certificates is $22.7 million.

At December 31, 2007, we had $1.15 billion outstanding of Additional CMBS Certificates. The Additional CMBS Certificates have an anticipated repayment date of November 15, 2011. Interest on the Additional CMBS Certificates is payable monthly at a blended annual rate of 6.0%. Based on the amounts outstanding at December 31, 2007, annual debt service on the Additional CMBS Certificates is $68.9 million.

At December 31, 2007, we had $350.0 million outstanding of Notes. The Notes have a maturity date of December 1, 2010. Interest on the Notes is payable semi-annually each June 1 and December 1 at an annual rate of 0.375%. Based on the amounts outstanding at December 31, 2007, annual debt service on the Notes is $1.3 million.

At December 31, 2007, we believe that our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

Debt Instruments

CMBS Certificates

On November 18, 2005, SBA CMBS-1 Depositor LLC (the “Depositor”), an indirect subsidiary of ours, sold in a private transaction $405.0 million of Initial CMBS Certificates issued by SBA CMBS Trust (the “Trust”). The sole assets of the Trust are a non-recourse mortgage loan in which SBA Properties, Inc. (“SBA Properties”) was the initial borrower. The mortgage loan consists of multiple tranches, or components, each of which has terms that are identical to the subclass of CMBS Certificates to which it relates. SBA Properties and each of the Additional Borrowers (defined below) added to the mortgage in connection with the issuance of the Additional CMBS Certificates are special purpose vehicles which exist solely to hold the towers which are subject to the securitization.

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

On November 6, 2006, the Depositor sold, in a private transaction, $1.15 billion of Additional CMBS Certificates issued by the Trust. The Additional CMBS Certificates consist of nine classes with a principal balance and pass through interest rate for each class as indicated in the table below:

Subclass	Initial Subclass Principal Balance	Pass through Interest Rate
(in thousands)
2006-1A	$439,420	5.314%
2006-1B	106,680	5.451%
2006-1C	106,680	5.559%
2006-1D	106,680	5.852%
2006-1E	36,540	6.174%
2006-1F	81,000	6.709%
2006-1G	121,000	6.904%
2006-1H	81,000	7.389%
2006-1J	71,000	7.825%

Total	$1,150,000	5.993%

The weighted average monthly fixed coupon interest rate of the Additional CMBS Certificates is 6.0%, and the effective weighted average fixed interest rate is 6.3% after giving effect to the settlement of the nine interest rate swap agreements entered in contemplation of the transaction. The Additional CMBS Certificates have an expected life of five years with a final repayment date in 2036. The proceeds of the Additional CMBS Certificates were primarily used to repay the bridge loan incurred with the acquisition of AAT and to fund required reserves and expenses associated with the Additional CMBS Transaction.

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

The Borrowers may not prepay the mortgage loan in whole or in part at any time prior to (1) November 2010 for the components of the mortgage loan corresponding to the Initial CMBS Certificates and (2) November 2011 for the components of the mortgage loan corresponding to the Additional CMBS Certificates, except in limited circumstances (such as the occurrence of certain casualty and condemnation events relating to the Borrowers’ tower sites). Thereafter, prepayment is permitted provided it is accompanied by any applicable prepayment consideration. If the prepayment occurs within nine months of the anticipated repayment date, no prepayment consideration is due. The entire unpaid principal balance of the mortgage loan components corresponding to the Initial CMBS Certificates will be due in November 2035 and those corresponding to the Additional CMBS Certificates will be due in November 2036. However, to the extent that the full amount of the mortgage loan component corresponding to the Initial CMBS Certificates or the amount of the mortgage loan component corresponding to the Additional CMBS Certificates are not fully repaid by their respective anticipated repayment dates, the interest rate of each component would increase by approximately 5% plus any difference between the contractual weighted average monthly fixed interest rate in effect at the time of issuance of the CMBS Certificates and the then current weighted average monthly fixed interest rate. The mortgage loan may be defeased in whole at any time.

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

In connection with the issuance of the CMBS Certificates, we are required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan governing the CMBS Certificates to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and service expenses, and to reserve a portion of advance rents from tenants on the 4,975 tower sites. Based on the terms of the CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The monies held by the indenture trustee are classified as restricted cash on our Consolidated Balance Sheets. The monies held by the indenture trustee in excess of required reserve balances are subsequently released to the Borrowers on or before the 15th calendar day following month end. However, if the debt service coverage ratio, defined as the Net Cash Flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time as the debt service coverage ratio exceeds 1.15 times for a calendar quarter. Otherwise, on a monthly basis, the excess cash flow of the Borrowers held by the Trustee after payment of principal, interest, reserves and expenses is distributed to the Borrowers. As of December 31, 2007, we met the required debt service coverage ratio as defined by the mortgage loan agreement.

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

Upon conversion, we have the right to settle the conversion of each $1,000 principal amount of Notes with either of the three following alternatives, at our option, delivery of (1) 29.7992 shares of our Class A common stock, (2) cash equal to the value of 29.7992 shares of our Class A common stock calculated at the market price per share of our Class A common stock at the time of conversion or (3) a combination of cash and shares of our Class A common stock.

Concurrently with the sale of the Notes, we entered into convertible note hedge transactions whereby we purchased from affiliates of two of the initial purchasers of the Notes, an option covering 10,429,720 shares of our Class A common stock at an initial price of $33.56 per share. Separately and concurrently with the sale of the Notes, we entered into sold warrant transactions whereby we sold to affiliates of two of the initial purchasers of the Notes warrants to acquire 10,429,720 shares of our Class A common stock at an initial exercise price of $55.00 per share. The convertible note hedge transactions and the sold warrant transactions, taken as a whole, effectively increase the conversion price of the Notes from $33.56 per share to $55.00 per share. As we can not determine when, or whether, the Notes will be converted, the convertible note hedge transactions and the sold warrant transactions, taken as a whole, minimize the liquidity risk associated with early conversion of the Notes until such time that our Class A common stock is trading at a price above $55.00 per share (the upper strike of the sold warrants).

Senior Secured Revolving Credit Facility

In January 2008, SBA Senior Finance, which we refer to as SBASF, entered into a $285.0 million senior secured revolving credit facility. The senior secured revolving credit facility consists of a revolving loan of up to $285 million, based on compliance with certain financial ratios. The facility may be borrowed, repaid and redrawn, subject to compliance with the financial and other covenants in the Senior Credit Agreement. Amounts borrowed under the facility are payable quarterly and accrue interest at LIBOR plus a margin that ranges from 150 basis points to 300 basis points or at a Base Rate (as defined in the Senior Credit Agreement) plus a margin that ranges from 50 basis points to 200 basis points, based on the Consolidated Total Debt to Annualized Borrower EBITDA ratio (as defined in the Senior Credit Agreement and discussed below). The facility will terminate and SBASF will repay all amounts outstanding on the earlier of (i) the third anniversary of January 18, 2008 and (ii) the date which is three months prior to the final maturity date of the Notes or the anticipated repayment date (November 9, 2010) of the CMBS Certificates, Series 2005-1, or any other refinancings of these instruments. At the termination date, each lender under the facility may, in its sole discretion and upon the request of SBASF, extend the maturity date of the facility for one additional year. The proceeds available under the facility may only be used for the construction or acquisition of towers and for ground lease buyouts.

The Senior Credit Agreement requires SBASF and SBA Communications to maintain specific financial ratios, including, at the SBASF level, a Consolidated Total Debt to Annualized Borrower EBITDA ratio (as defined in the Senior Credit Agreement) that does not exceed 6.9 for any fiscal quarter and an Annualized Borrower EBITDA to Annualized Cash Interest Expense ratio (as defined in the Senior Credit Agreement) of not less than 2.0 for any fiscal quarter. In addition, SBA Communications’ ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (as defined in the Senior Credit Agreement) for any fiscal quarter cannot exceed 9.9. The Senior Credit Agreement also contains customary affirmative and negative covenants that, among other things, limit SBASF’s ability to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions or merge or consolidate, or engage in certain asset dispositions, including a sale of all or substantially all of our assets.

Upon the occurrence of certain bankruptcy and insolvency events with respect to SBA Communications or certain of our subsidiaries, the revolving credit loans automatically terminate and all amounts due under the Senior Credit Agreement and certain other loan documents become immediately due and payable. If certain others events of default occur and are continuing, including failure to pay the principal and interest when due or failure to perform under any other agreement in the Senior Credit Agreement, the Guarantee and Collateral Agreement (as described below) and certain other debt instruments, including the Notes and the CMBS Certificates, with the permission of certain lenders, the revolving credit loans will terminate and all amounts due under the Senior Credit Agreement and certain other loan documents become immediately due and payable.

In connection with the senior secured revolving credit facility, SBA Communications entered into a Guarantee and Collateral Agreement, pursuant to which SBA Communications, Telecommunications and the subsidiary guarantors named therein guaranteed amounts owed under the senior secured revolving credit facility. Amounts borrowed under the senior secured revolving credit facility will be secured by a first lien on substantially all of SBA Communications’, Telecommunications’ and SBASF’s assets not previously pledged under CMBS Certificates and substantially all of the subsidiary guarantors’ assets.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) which requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141, some of which could have a material impact on how we account for business combinations. These changes include, among other things expensing acquisition costs as incurred as a component of selling, general and administrative expense. We presently capitalize these acquisition costs. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of business combinations. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating what impact the adoption of SFAS No. 141 (R) will have on our consolidated financial condition, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”) which requires entities to report non-controlling (minority) interest in subsidiaries as equity in the consolidated financial statements. The adoption of SFAS No. 160 is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

In February 2007, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”) which provides companies with an option to report selected financial assets and liabilities at their fair values. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for us on January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial conditions, results of operations or cash flows.

In September 2006, FASB issued SFAS No. 157 “Fair value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 except for certain non-financial assets and liabilities which is effective for fiscal years beginning after November 15, 2008. We are currently evaluating what impact, if any, the adoption of SFAS No. 157 will have on our consolidated financial condition, results of operations or cash flow.

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual commitments as of December 31, 2007 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$1,905,000	$—	$755,000	$1,150,000	$—
Interest payments (1)	338,182	93,459	184,039	60,684	—
Operating leases	1,051,414	46,745	92,149	131,789	780,731
Capital leases	847	265	492	90	—
Employment agreements	2,153	1,314	839	—	—

	$3,297,596	$141,783	$1,032,519	$1,342,563	$780,731

(1)	Represents interest payments on the CMBS Certificates based on a weighted average coupon fixed interest rate of 5.9% and the Convertible Senior Notes interest rate of 0.375%.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. We attempt to limit our exposure to interest rate risk by only carrying long-term fixed rate debt at December 31, 2007.

The following table presents the future principal payment obligations and interest rates associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(in thousands)
Long-term debt:
Fixed rate CMBS Certificates (1)	$—	$—	$405,000	$1,150,000	$—	$—	$1,555,000	$1,519,854
0.375% Convertible Senior Notes	$—	$—	$350,000	$—	$—	$—	$350,000	$393,313

(1)	The anticipated repayment date is November 2010 for the $405,000 of Initial CMBS Certificates and November 2011 for the $1,150,000 of Additional CMBS Certificates.

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

We also face market risk exposure associated with our investment in auction rate securities. The current conditions in the credit markets have resulted in an other-than-temporary impairment of these securities of $15.6 million as of December 31, 2007. Continued deterioration in the credit and equity markets, continued failed auctions or the lack of a developing secondary market may all potentially cause further impairment in the value of these securities or negatively impact our ability to liquidate these securities.

Our wholly-owned subsidiary, SBA Senior Finance obtained a three-year senior secured revolving credit facility of up to $285.0 million, based on compliance with certain financial ratios on January 18, 2008. Amounts borrowed under the facility will accrue interest at Libor plus a margin that ranges from 150 basis points to 300 basis points or at a Base Rate plus a margin that ranges from 50 basis points to 200 basis points, based on consolidated total debt to annualized SBA Senior Finance EBITDA ratio (excluding the impact from the borrowers under the mortgage loan underlying the CMBS Certificates). Consequently, in the future we will be subject to interest rate risk on those floating rate loans that are outstanding under the senior secured revolving credit facility.

Special Note Regarding Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

•	our expectation that we will continue to incur losses;

•

our expectations that the growth of the wireless industry and the impact of recent developments will result in the continued long-term growth of our site leasing revenues and site leasing segment operating profit;

•

our intention to grow our tower portfolio by 5% to 10% in 2008, including our intent to build 80 to 100 new towers during 2008, expectations regarding our ability to meet our tower new build and acquisition targets, the amount and type of consideration that will be paid or expended and our projections regarding the financial impact of these activities;

•	our intention to have at least one signed tenant lease on each new build tower on the day that it is completed and expect that some will have multiple tenants;

•	our intent to build towers in locations where multiple wireless services providers need, or will need, to locate antennas to meet capacity or service demands;

•

our belief that our towers have significant capacity to accommodate additional tenants, that our tower operations are highly scalable and that we can add tenants to our towers at minimal incremental costs;

•	our belief regarding our position to capture additional site leasing business in our markets and identify and participate in site development projects across our markets;

•	our belief that our site leasing business will permit us to maintain a stable recurring cash flow stream and reduce our exposure to cyclical changes in customer spending;

•	our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund operations and meet our obligations as they become due;

•

our expectations regarding our cash capital expenditures in 2008 for maintenance and augmentation and for new tower builds, tower acquisitions and ground lease purchases and our ability to fund such cash capital expenditures;

•

our intent and ability to continue to purchase and/or enter into long-term leases for the land that underlies our towers and the effect of such ground lease purchases on our margins and long-term financial condition;

•	our estimates regarding our annual debt service in 2008 and thereafter;

•	our estimates of the fair value of our auction rate securities and expectations regarding our ability to liquidate such securities within the year; and

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•

our ability to sufficiently increase our revenues and maintain expenses and cash capital expenditures at appropriate levels to permit us to meet our anticipated uses of liquidity for operations and estimated portfolio growth;

•	the ability of our clients to access sufficient capital or their willingness to expend capital to fund network expansion or enhancements;

•	our ability to continue to comply with covenants and the terms of our credit instruments;

•

our ability to secure as many site leasing tenants as planned, including our ability to retain current leases on towers and deal with the impact, if any, of recent consolidation among wireless service providers;

•

our ability to identify towers and land underneath towers that would be attractive to our clients and accretive to our financial results; and to negotiate and consummate agreements to acquire such towers and land;

•	our ability to build 80 to 100 towers in 2008;

•	our ability to secure and deliver anticipated services business at contemplated margins;

•	market conditions that may affect the liquidity of our short-term investments;

•	our ability to successfully and timely address zoning issues, permitting and other issues that arise in connection with the building of new towers;

•	our ability to realize economies of scale from our tower portfolio;

•	the business climate for the wireless communications industry in general and the wireless communications infrastructure providers in particular;

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry; and

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

Adjusted EBITDA

We define Adjusted EBITDA as loss from continuing operations excluding the impact of net interest expense (including amortization of deferred financing fees), provision for taxes, depreciation, accretion and amortization, asset impairment and other (credits) charges, non-cash compensation, loss from write-off of deferred financing fees and extinguishment of debt, other income and expense (including in the fourth quarter of 2007 the $15.6 million other-than-temporary impairment charge on our auction rate securities), non-cash leasing revenue, non-cash ground lease expense and one-time costs related to transition and integration costs in connection with the AAT acquisition. We have included this non-GAAP financial measure because we believe this item is an indicator of the profitability and performance of our core operations and reflects the changes in our operating results. Adjusted EBITDA is not intended to be an alternative measure of operating income as determined in accordance with GAAP.

The Non-GAAP measurement of Adjusted EBITDA has certain material limitations, including:

•

it does not include interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate profits and cash flows. Therefore any measure that excludes interest expense has material limitations,

•

it does not include depreciation, accretion and amortization expense. As we use capital assets, depreciation, accretion and amortization expense is a necessary element of our costs and ability to generate profits. Therefore any measure that excludes depreciation, accretion and amortization expense has material limitations,

•	it does not include provision for taxes. Because the payment of taxes is a necessary element of our costs, particularly in the future, any measure that excludes tax expense has material limitations,

•

it does not include non-cash expenses such as asset impairment and other charges, non-cash compensation, other expenses/income, non-cash leasing revenue and non-cash ground lease expense. Because these non-cash items are a necessary element of our costs and our ability to generate profits, any measure that excludes these non-cash items has material limitations, and

•

it does not include costs related to transition and integration costs associated with the AAT Acquisition. Because these costs are indicative of actual expenses incurred by us, any measure that excludes these costs has material limitations.

We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of our profitability and operating results.

The reconciliation of Adjusted EBITDA is as follows:

	For the year ended December 31,
	2007	2006	2005
	(in thousands)
Loss from continuing operations	$(77,879)	$(133,448)	$(94,648)
Interest income	(10,182)	(3,814)	(2,096)
Interest expense	101,032	99,712	69,595
Depreciation, accretion and amortization	169,232	133,088	87,218
Asset impairment and other (credit) charges	—	(357)	448
Provision for income taxes	1,993	1,375	2,104
Loss from write-off of deferred financing fees and extinguishment of debt	431	57,233	29,271
Non-cash compensation	6,612	5,410	462
Non-cash leasing revenue	(8,870)	(6,575)	(1,765)
Non-cash ground lease expense	11,248	7,569	4,764
Other expense (income)	15,777	(692)	(31)
AAT integration costs	5	2,313	—

Adjusted EBITDA	$209,399	$161,814	$95,322

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

The reconciliation of Site Leasing Segment Operating Profit, Site Development Consulting Segment Operating Profit and Site Development Construction Segment Operating Profit are as follows:

	Site leasing segment
	For the year ended December 31,
	2007	2006	2005
	(in thousands)
Segment revenue	$321,818	$256,170	$161,277
Segment cost of revenues (excluding depreciation, accretion and amortization)	(88,006)	(70,663)	(47,259)

Segment operating profit	$233,812	$185,507	$114,018

	Site development consulting segment
	For the year ended December 31,
	2007	2006	2005
	(in thousands)
Segment revenue	$24,349	$16,660	$13,549
Segment cost of revenues (excluding depreciation, accretion and amortization)	(19,295)	(14,082)	(12,004)

Segment operating profit	$5,054	$2,578	$1,545

	Site development construction segment
	For the year ended December 31,
	2007	2006	2005
	(in thousands)
Segment revenue	$62,034	$78,272	$85,165
Segment cost of revenues (excluding depreciation, accretion and amortization)	(56,052)	(71,841)	(80,689)

Segment operating profit	$5,982	$6,431	$4,476

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are on pages F-1 through F-42.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting -Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2007 based on the criteria in Internal Control-Integrated Framework issued by COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered certified public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of SBA Communications Corporation and Subsidiaries

We have audited SBA Communications Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SBA Communications Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, SBA Communications Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of SBA Communications Corporation and Subsidiaries and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

West Palm Beach, Florida

February 26, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is located on our internet web site at www.sbasite.com under “Investor Relations-Corporate Governance.”

The remaining items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed on or before April 29, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed on or before April 29, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed on or before April 29, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed on or before April 29, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed on or before April 29, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Financial Statements

See Item 8 for Financial Statements included with this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

None.

(3)	Exhibits

Exhibit No.	Description of Exhibits
3.4	Fourth Amended and Restated Articles of Incorporation of SBA Communications Corporation.(1)

3.5	Amended and Revised By-Laws of SBA Communications Corporation.(1)

4.6	Rights Agreement, dated as of January 11, 2002, between SBA Communications Corporation and the Rights Agent.(2)

4.6A	First Amendment to Rights Agreement, dated as of March 17, 2006, between SBA Communications Corporation and Computershare Trust Company, N.A.(3)

4.11	Indenture, dated as of March 26, 2007, between SBA Communications Corporation, a Florida corporation, as issuer, and U.S. Bank National Association, as Trustee.

5.1	Opinion of Holland & Knight LLP regarding validity of common stock.*

10.1	SBA Communications Corporation Registration Rights Agreement dated as of March 5, 1997, among the Company, Steven E. Bernstein, Ronald G. Bizick, II and Robert Grobstein.(8)

10.23	1996 Stock Option Plan.(1)+

10.24	1999 Equity Participation Plan.(1)+

10.25	1999 Employee Stock Purchase Plan.(1)+

10.27	Incentive Stock Option Agreement, dated as of September 5, 2000, between SBA Communications Corporation and Thomas P. Hunt.(9)+

10.28	Restricted Stock Agreement, dated as of September 5, 2000, between SBA Communications Corporation and Thomas P. Hunt.(9)+

10.33	2001 Equity Participation Plan as Amended and Restated on May 16, 2002.(10)+
10.35	Employment Agreement, dated as of February 28, 2003, between SBA Properties Inc. and Jeffrey A. Stoops.(11)+

10.35A	Amendment to Employment Agreement, dated as of June 24, 2005, by and between SBA Properties, Inc. and Jeffrey A. Stoops.(6)+

10.35B	Amendment to Employment Agreement, dated as of November 10, 2005, by and between SBA Properties, Inc., SBA Communications Corporation and Jeffrey A. Stoops.(12)+

10.49	Amended and Restated Loan and Security Agreement, dated as of November 18, 2005, by and between SBA Properties, Inc. and the Additional Borrower or Borrowers that may become a party thereto and SBA CMBS 1 Depositor LLC.(12)

10.50	Management Agreement, dated as of November 18, 2005, by and among SBA Properties, Inc., SBA Network Management, Inc. and SBA Senior Finance, Inc.(12)

10.51	Stock Purchase Agreement, dated March 17, 2006, by and among AAT Holdings, LLC II, AAT Communications Corp., AAT Acquisition LLC and SBA Communications Corporation.(14)

10.57	Employment Agreement, dated as of September 18, 2006, between SBA Communications Corporation and Kurt L. Bagwell.(15)+

10.58	Employment Agreement, dated as of September 18, 2006, between SBA Communications Corporation and Thomas P. Hunt.(15)+

10.59	Employment Agreement, dated as of September 18, 2006, between SBA Communications Corporation and Anthony J. Macaione.(15)+

10.60	Joinder and Amendment to Management Agreement, dated November 6, 2006, by and among SBA Properties, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc., SBA Sites, Inc., SBA Towers USVI, Inc., and SBA Structures, Inc., and SBA Network Management, Inc., and SBA Senior Finance, Inc. (16)

10.61	Second Loan and Security Agreement Supplement and Amendment, dated as of November 6, 2006, by and among SBA Properties, Inc., and SBA Towers, Inc., SBA Puerto Rico, Inc., SBA Sites, Inc., SBA Towers USVI, Inc., and SBA Structures, Inc. and Midland Loan Services, Inc., as Servicer on behalf of LaSalle Bank National Association, as Trustee (16)

10.63	Registration Rights Agreement, dated March 26, 2007 by and among SBA Communications Corporation and Lehman Brothers Inc., Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. as representatives of the several initial purchasers.

10.64	Form of Convertible Bond Hedge Transaction Agreement entered into by SBA Communications Corporation with Citibank, N.A. and Deutsche Bank AG, London Branch.

10.65	Form of Issuer Warrant Transaction Letter Agreement entered into by SBA Communications Corporation with Citibank, N.A. and Deutsche Bank AG, London Branch.

10.66	$285,000,000 Credit Agreement, dated as of January 18, 2008, among SBA Senior Finance, Inc., as Borrower, the Several Lenders from time to time parties thereto, Toronto Dominion (Texas) LLC, As Administrative Agent, Wachovia Bank, National Association and Lehman Commercial Paper Inc., as Co-Syndication Agents, and Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as Co-Documentation Agents.

10.67	Guarantee and Collateral Agreement, dated as of January 18, 2008, by SBA Communications Corporation, SBA Telecommunications, Inc., SBA Senior Finance, Inc. and certain of its subsidiaries in favor of Toronto Dominion (Texas) LLC, as administrative agent.

21	Subsidiaries.*

23.1	Consent of Ernst & Young LLP.*

31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

+	Management contract or compensatory plan or arrangement.
*	Filed herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1, previously filed by the Registrant (Registration No. 333-76547).
(2)	Incorporated by reference to the Form 8-K, dated January 11, 2002, previously filed by the Registrant.
(3)	Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2006, previously filed by the Registrant.
(4)	Incorporated by reference to the Form 10-K for the year ended December 31, 2003, previously filed by the Registrant.
(5)	Incorporated by reference to Exhibit 10.52 filed with the Form 8-K dated April 27, 2006, previously filed by the Registrant.
(6)	Incorporated by reference to the Form 10-K for the year ended December 31, 2004, previously filed by the Registrant.
(7)	Incorporated by reference to Exhibit 10.53 filed with the Form 8-K dated April 27, 2006, previously filed by the Registrant.
(8)	Incorporated by reference to the Registration Statement on Form S-4, previously filed by the Registrant (Registration No. 333-50219).
(9)	Incorporated by reference to the Form 10-K for the year ended December 31, 2000, previously filed by the Registrant.
(10)	Incorporated by reference to the Schedule 14A Preliminary Proxy Statement dated May 16, 2002, previously filed by the Registrant.
(11)	Incorporated by reference to the Form 10-K for the year ended December 31, 2002, previously filed by the Registrant.
(12)	Incorporated by reference to the Form 10-K for the year ended December 31, 2005, previously filed by the Registrant.
(13)	Incorporated by reference to the Form 8-K, dated December 21, 2005, previously filed by the Registrant.
(14)	Incorporated by reference to the Form 8-K/A, dated March 17, 2006, previously filed by the Registrant.
(15)	Incorporated by reference to the Form 10-Q for the quarter ended September 30, 2006, previously filed by the Registrant.
(16)	Incorporated by reference to the Form 10-K for the year ended December 31, 2006, previously filed by the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

By:	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops Chief Executive Officer and President

Date:	February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven E. Bernstein	Chairman of the Board of Directors	February 27, 2008
Steven E. Bernstein

/s/ Jeffrey A. Stoops	Chief Executive Officer, President and Director	February 27, 2008
Jeffrey A. Stoops	(Principal Executive Officer)

/s/ Anthony J. Macaione	Chief Financial Officer	February 27, 2008
Anthony J. Macaione	(Principal Financial Officer)

/s/ Brendan T. Cavanagh	Chief Accounting Officer	February 27, 2008
Brendan T. Cavanagh	(Principal Accounting Officer)

/s/ Brian C. Carr	Director	February 27, 2008
Brian C. Carr

/s/ Duncan H. Cocroft	Director	February 27, 2008
Duncan H. Cocroft

/s/ Philip L. Hawkins	Director	February 27, 2008
Philip L. Hawkins

/s/ Jack Langer	Director	February 27, 2008
Jack Langer

/s/ Steven E. Nielsen	Director	February 27, 2008
Steven E. Nielsen

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of SBA Communications Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SBA Communications Corporation and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 15 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R) (revised 2004), Share-Based Payment, effective January 1, 2006. Also, as described in Note 15 to the consolidated financial statements, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, effective September 30, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SBA Communications Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

West Palm Beach, Florida

February 26, 2008

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$70,272	$46,148
Short-term investments	55,142	—
Restricted cash	37,601	34,403
Accounts receivable, net of allowance of $1,186 and $1,316 in 2007 and 2006, respectively	20,183	20,781
Costs and estimated earnings in excess of billings on uncompleted contracts	21,453	19,403
Prepaid and other current assets	8,561	6,872

Total current assets	213,212	127,607

Property and equipment, net	1,191,969	1,105,942
Intangible assets, net	868,999	724,872
Deferred financing fees, net	33,578	33,221
Other assets	76,565	54,650

Total assets	$2,384,323	$2,046,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,357	$9,746
Accrued expenses	20,964	17,600
Deferred revenue	37,557	24,665
Interest payable	3,499	4,056
Billings in excess of costs and estimated earnings on uncompleted contracts	1,195	1,055
Other current liabilities	1,598	1,232

Total current liabilities	76,170	58,354

Long-term liabilities:
Long-term debt	1,905,000	1,555,000
Other long-term liabilities	65,762	47,017

Total long-term liabilities	1,970,762	1,602,017

Commitments and contingencies

Shareholders’ equity:
Preferred stock—par value $.01, 30,000 shares authorized, none issued or outstanding	—	—
Common stock—Class A, par value $.01, 200,000 shares authorized, 108,380 and 105,672 shares issued and outstanding at December 31, 2007 and 2006, respectively	1,084	1,057
Additional paid-in capital	1,571,894	1,450,754
Accumulated deficit	(1,234,307)	(1,065,224)
Accumulated other comprehensive loss, net	(1,280)	(666)

Total shareholders’ equity	337,391	385,921

Total liabilities and shareholders’ equity	$2,384,323	$2,046,292

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the year ended December 31,
	2007	2006	2005
Revenues:
Site leasing	$321,818	$256,170	$161,277
Site development	86,383	94,932	98,714

Total revenues	408,201	351,102	259,991

Operating expenses:

Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	88,006	70,663	47,259
Cost of site development	75,347	85,923	92,693
Selling, general and administrative	45,569	42,277	28,178
Asset impairments and other (credits) charges	—	(357)	448
Depreciation, accretion and amortization	169,232	133,088	87,218

Total operating expenses	378,154	331,594	255,796

Operating income	30,047	19,508	4,195

Other income (expense):
Interest income	10,182	3,814	2,096
Interest expense	(92,498)	(81,283)	(40,511)
Non-cash interest expense	—	(6,845)	(26,234)
Amortization of deferred financing fees	(8,534)	(11,584)	(2,850)
Loss from write-off of deferred financing fees and extinguishment of debt	(431)	(57,233)	(29,271)
Other	(15,777)	692	31

Total other expense	(107,058)	(152,439)	(96,739)

Loss before provision for income taxes	(77,011)	(132,931)	(92,544)
Provision for income taxes	(868)	(517)	(2,104)

Loss from continuing operations	(77,879)	(133,448)	(94,648)
Loss from discontinued operations, net of income taxes	—	—	(61)

Net loss	$(77,879)	$(133,448)	$(94,709)

Basic and diluted loss per common share amounts:
Loss from continuing operations	$(0.74)	$(1.36)	$(1.28)
Loss from discontinued operations	—	—	—

Net loss per common share	$(0.74)	$(1.36)	$(1.28)

Basic and diluted weighted average number of common shares	104,743	98,193	73,823

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(in thousands)

	Class A Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total	Comprehensive Loss
	Shares	Amount	Capital	Deficit	Loss
BALANCE, December 31, 2004	64,903	$649	$740,037	$(829,357)	$—	$(88,671)
Net loss	—	—	—	(94,709)	—	(94,709)	$(94,709)
Amortization of deferred gain from settlement of derivative financial instrument, net	—	—	—	—	(314)	(314)	$(314)
Deferred gain from settlement of derivative financial instrument	—	—	—	—	14,774	14,774	14,774

Total comprehensive loss							$(80,249)

Common stock issued in connection with acquisitions and earn-outs	1,665	17	18,329	—	—	18,346
Non-cash compensation	—	—	462	—	—	462
Common stock issued in connection with public offerings	18,000	180	226,677	—	—	226,857
Common stock issued in connection with stock purchase/option plans	1,047	10	4,676	—	—	4,686

BALANCE, December 31, 2005	85,615	856	990,181	(924,066)	14,460	81,431
Cumulative effect of adoption of SAB 108	—	—	8,444	(7,710)	—	734
Net loss	—	—	—	(133,448)		(133,448)	$(133,448)
Change in unfunded projected benefit obligation	—	—		—	80	80
Amortization of deferred gain/loss from settlement of derivative financial instrument, net	—	—	—	—	(2,370)	(2,370)	(2,370)
Deferred loss from settlement of derivative financial instrument	—	—	—	—	(12,836)	(12,836)	(12,836)

Total comprehensive loss							$(148,654)

Common stock issued in connection with acquisitions and earn-outs	18,829	189	434,960	—	—	435,149
Non-cash compensation	—	—	6,690	—	—	6,690
Common stock issued in connection with stock purchase/option plans	1,228	12	10,479	—	—	10,491

BALANCE, December 31, 2006	105,672	1,057	1,450,754	(1,065,224)	(666)	385,921
Net loss	—	—	—	(77,879)	—	(77,879)	$(77,879)
Change in unfunded projected benefit obligation	—	—		—	(49)	(49)
Amortization of deferred gain/loss from settlement of derivative financial instruments, net	—	—	—	—	(565)	(565)	(565)

Total comprehensive loss							$(78,444)

Common stock issued in connection with acquisitions and earn-outs	4,707	47	155,499	—	—	155,546
Non-cash compensation	—	—	7,842	—	—	7,842
Common stock issued in connection with stock purchase/option plans	1,236	12	7,738	—	—	7,750
Purchase of convertible note hedges	—	—	(77,200)	—	—	(77,200)
Proceeds from issuance of common stock warrants	—	—	27,261	—	—	27,261
Repurchase and retirement of common stock	(3,235)	(32)	—	(91,204)	—	(91,236)

BALANCE, December 31, 2007	108,380	$1,084	$1,571,894	$(1,234,307)	$(1,280)	$337,391

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,879)	$(133,448)	$(94,709)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization	169,232	133,088	87,218
Deferred tax provision	201	47	—
Asset impairment and other (credits) charges	—	(357)	448
Write-down of investments	15,558	—	—
Loss (gain) on sale of assets	397	(244)	79
Non-cash compensation expense	6,612	5,410	462
Provision for doubtful accounts	150	100	(300)
Amortization of deferred financing fees and non-cash interest expense	8,534	18,429	29,084
Loss from write-off of deferred financing fees and extinguishment of debt	431	57,233	29,271
Amortization of deferred gain/loss on derivative financial instruments, net	(565)	(2,370)	(346)
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	(1,183)	3,301	(2,086)
Prepaid and other assets	(18,319)	(12,060)	(5,076)
Accounts payable and accrued expenses	3,645	(8,392)	756
Other liabilities	16,120	12,993	4,966

Net cash provided by operating activities	122,934	73,730	49,767

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(208,251)	—	(34,628)
Sales and maturities of short-term investments	137,551	19,900	14,996
Capital expenditures	(27,771)	(28,969)	(19,648)
Acquisitions and related earn-outs	(201,466)	(81,089)	(61,326)
Payment for purchase of AAT Communications, net of cash acquired	—	(645,148)	—
Proceeds from sale of fixed assets	131	265	1,335
Payment of restricted cash relating to tower removal obligations	(2,078)	(3,312)	(12)

Net cash used in investing activities	(301,884)	(738,353)	(99,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of fees paid	341,452	—	—
Repurchase and retirement of common stock	(91,236)	—	—
Proceeds from issuance of common stock warrants	27,261	—	—
Purchase of convertible note hedges	(77,200)	—	—
Proceeds from employee stock purchase/stock option plans	7,750	10,491	4,686
Net increase in restricted cash relating to CMBS Certificates	(4,564)	(5,260)	(11,250)
Initial funding of restricted cash relating to CMBS Certificates	—	(7,494)	(6,687)
(Payment) proceeds relating to settlement of swap	—	(14,503)	14,774
Proceeds from CMBS Certificates, net of fees paid	(389)	1,126,235	393,328
Proceeds from bridge financing, net of fees paid	—	1,088,734	—
Repayment of bridge financing	—	(1,100,000)	—
Repurchase of 9 3/4% senior discount notes	—	(251,826)	(122,681)
Repurchase of 8 1/2% senior notes	—	(181,451)	(94,938)
Repayment of senior credit facility	—	—	(350,375)
Repayment of 10 1/4% senior notes	—	—	(52,590)
Proceeds from equity offering, net of fees paid	—	—	226,857
Borrowings under senior credit facility, net of fees paid	—	(89)	25,321
Payment of deferred financing fees relating to 8 1/2% senior notes	—	—	(96)
Bank overdraft repayments	—	—	(526)

Net cash provided by financing activities	203,074	664,837	25,823

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,124	214	(23,693)
CASH AND CASH EQUIVALENTS:
Beginning of period	46,148	45,934	69,627

End of period	$70,272	$46,148	$45,934

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2007	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$93,868	$82,215	$40,744

Income taxes	$860	$1,158	$1,425

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Assets acquired through capital leases	$960	$—	$—

Class A common stock issued relating to acquisitions and earnouts	$155,546	$435,857	$18,346

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

SBA Communications Corporation (the “Company” or “SBA”) was incorporated in the State of Florida in March 1997. The Company is a holding company that holds all of the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”). Telecommunications is a holding company that holds all of the capital stock of SBA Senior Finance, Inc. (“SBA Senior Finance”). SBA Senior Finance is a holding company that holds, directly and indirectly, the equity interest in certain subsidiaries that issued the Commercial Mortgage Pass Through Certificates, Series 2005-1 (the “Initial CMBS Certificates”) and the Commercial Mortgage Pass Through Certificates, Series 2006-1 (the “Additional CMBS Certificates”) (collectively, the “CMBS Certificates”) and certain subsidiaries that were not involved in the issuance of the CMBS Certificates. With respect to the subsidiaries involved in the issuance of the CMBS Certificates, SBA Senior Finance is the sole member of SBA CMBS-1 Holdings LLC and SBA CMBS-1 Depositor LLC. SBA CMBS-1 Holdings is the sole member of SBA CMBS-1 Guarantor LLC. SBA CMBS-1 Guarantor LLC holds all of the capital stock of SBA Properties, Inc. (“SBA Properties”), SBA Towers, Inc. (“SBA Towers”), SBA Puerto Rico, Inc. (“SBA Puerto Rico”), SBA Sites, Inc. (“SBA Sites”), SBA Towers USVI, Inc. (“SBA Towers USVI”), and SBA Structures, Inc. (“SBA Structures”) (collectively known as the “Borrowers”). With respect to the subsidiaries not involved in the issuance of the CMBS Certificates, SBA Senior Finance holds all of the membership interests of SBA Senior Finance II LLC (“SBA Senior Finance II”) and certain non-operational subsidiaries. SBA Senior Finance II holds, directly and indirectly, all the capital stock and/or membership interests of certain other tower companies (“Other Tower Companies”) (collectively with the Borrowers known as “Tower Companies”). SBA Senior Finance II also holds, directly or indirectly, all the capital stock and/or membership interests of certain other subsidiaries involved in providing services, including SBA Network Services, Inc. (“Network Services”). SBA Senior Finance II also holds all the capital stock of SBA Network Management, Inc. (“Network Management”) which manages and administers the operations of the Borrowers.

The table below outlines the legal structure of the Company at December 31, 2007:

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Tower Companies own and operate wireless communications towers in 47 of the 48 contiguous United States, Puerto Rico and the U.S. Virgin Islands. Space on these towers is leased primarily to wireless service providers. As of December 31, 2007, the Company owns 6,220 tower sites.

Network Services provides comprehensive turnkey services for the telecommunications industry in the areas of site development services for wireless carriers and the construction and repair of transmission towers. Site development consulting services provided by Network Services include (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and antennas; (4) support in buying or leasing of the location; and (5) assistance in obtaining zoning approvals and permits. Site construction services of our site development business provides a number of services, including, but not limited to the following: (1) tower and related site construction; (2) antenna installation; and (3) radio equipment installation, commissioning and maintenance.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements is as follows:

a.	Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

b.	Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The significant estimates made by management relate to the allowance for doubtful accounts, the costs and revenue relating to the Company’s construction contracts, stock-based compensation, valuation allowance related to deferred tax assets, carrying value of long-lived assets, the useful lives of towers and intangible assets, anticipated property tax assessments, fair value of short-term investments and asset retirement obligations. Management develops estimates based on historical experience and on various assumptions about the future that are believed to be reasonable based on the information available. These estimates ultimately may differ from actual results and such differences could be material.

c.	Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks, money market funds, commercial paper and other marketable securities with an original maturity of three months or less at the time of purchase. These investments are carried at cost, which approximates fair value.

d.	Short-Term Investments

Investment securities with original maturities of more than three months but less than one year at time of purchase are considered short-term investments. Short-term investments at December 31, 2007, consist of auction rate securities and are classified in current assets on the accompanying Consolidated Balance Sheets at fair value. Fair value is determined using quoted market prices for those securities when available. When quoted market prices are not available, the Company has estimated fair value based upon the best available market information at the Balance Sheet date. Temporary unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary. In accordance with EITF 03-1, “The Meaning of Other-Than-

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Temporary Impairment and Its Application to Certain Investments,” and Staff Accounting Bulletin Topic 5M “Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities,” the Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (1) the length of time a security is in an unrealized loss position, (2) the extent to which fair value is less than cost, (3) the financial condition and near term prospects of the issuer and (4) the Company’s ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

e.	Restricted Cash

The Company classifies all cash pledged as collateral to secure certain obligations and all cash whose use is limited as restricted cash. This includes cash held in escrow to fund certain reserve accounts relating to the CMBS Certificates, for payment and performance bonds, and surety bonds issued for the benefit of the Company in the ordinary course of business.

In connection with the issuance of the CMBS Certificates (as defined in Note 1), the Company is required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan agreement governing the CMBS Certificates, to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and service expenses, and to reserve a portion of advance rents from tenants. Based on the terms of the CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The restricted cash held by the indenture trustee in excess of required reserve balances is subsequently released to the Borrowers (as defined in Note 1) on or before the 15 th calendar day following month end. All monies held by the indenture trustee after the release date are classified as restricted cash in current assets on the Company’s Consolidated Balance Sheets.

f.	Property and Equipment

Property and equipment are recorded at cost or at estimated fair value (in case of acquired properties), adjusted for asset impairment and estimated asset retirement obligations. Costs associated with the acquisition, development and construction of towers are capitalized as a cost of the towers. Costs for self-constructed towers include direct materials and labor, indirect costs and capitalized interest. Approximately $0.2 million and $0.4 million of interest cost were capitalized in 2007 and 2006, respectively.

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

The Company performs ongoing evaluations of the estimated useful lives of its property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. If the useful lives of assets are reduced, depreciation may be accelerated in future years. Property and equipment under capital leases are amortized on a straight-line basis over the term of the lease or the remaining estimated life of the leased property, whichever is shorter, and the related amortization is included in depreciation expense. Expenditures for maintenance and repair are expensed as incurred.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset classes and related estimated useful lives are as follows:

Towers and related components	3 - 15 years
Furniture, equipment and vehicles	2 - 7 years
Buildings and improvements	5 – 10 years

Betterments, improvements and extraordinary repairs, which increase the value or extend the life of an asset are capitalized and depreciated over the remaining estimated useful life of the respective asset. Changes in an asset’s estimated useful life are accounted for prospectively, with the book value of the asset at the time of the change being depreciated over the revised remaining useful life. There has been no material impact for changes in estimated useful lives for any years presented.

g.	Deferred Financing Fees

Financing fees related to the issuance of debt have been deferred and are being amortized using the effective interest rate method over the expected length of related indebtedness.

h.	Deferred Lease Costs

The Company defers certain initial direct costs associated with the origination of tenant leases and lease amendments and amortizes these costs over the initial lease term, generally five years, or over the lease term remaining if related to a lease amendment. Such costs deferred were approximately $3.6 million, $2.8 million, and $2.2 million in 2007, 2006, and 2005, respectively. Amortization expense was $2.5 million, $2.0 million, and $1.8 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in cost of site leasing on the accompanying Consolidated Statements of Operations. As of December 31, 2007 and 2006, unamortized deferred lease costs were $6.6 million and $5.5 million, respectively, and are included in other assets on the accompanying Consolidated Balance Sheets.

i.	Intangible Assets

The Company classifies as intangible assets the fair value of current leases in place at the acquisition date of towers and related assets (referred to as the “current contract intangibles”), and the fair value of future tenant leases anticipated to be added to the acquired towers (referred to as the “network location intangibles”). These intangibles are estimated to have an economic useful life consistent with the economic useful life of the related tower assets, which is typically 15 years. For all intangible assets, amortization is provided using the straight-line method over the estimated useful lives as the benefit associated with these intangible assets is anticipated to be derived evenly over the life of the asset.

j.	Impairment of Long-Lived Assets

The Company evaluates individual long-lived assets, including the intangibles with finite lives, and the tower sites, for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company records an impairment charge when the Company believes an investment in towers or the intangible assets has been impaired, such that future undiscounted cash flows would not recover the then current carrying value of the investment in the tower site. Estimates and assumptions inherent in the impairment evaluation include, but are not limited to, general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. In addition, the Company makes certain assumptions in determining an asset’s fair value less costs to sell for the purpose of calculating the amount of an impairment charge.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

k.	Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, which primarily includes cash and cash equivalents, short-term investments, restricted cash, accounts receivable, and accounts payable, approximates fair value due to the short maturity of those instruments. Refer to Note 4 for a further discussion of fair value of short-term investments.

The following table reflects fair values as determined by quoted market prices and carrying values of these notes as of December 31, 2007 and 2006:

	At December 31, 2007		At December 31, 2006
	Fair Value	Carrying Value	Fair Value	Carrying Value
		(in millions)
0.375% Convertible Senior Notes	$393.3	$350.0	$—	$—
Additional CMBS Certificates	$1,115.4	$1,150.0	$1,152.5	$1,150.0
Initial CMBS Certificates	$404.5	$405.0	$407.7	$405.0

l.	Revenue Recognition and Accounts Receivable

Revenue from site leasing is recorded monthly and recognized on a straight-line basis over the current term of the related lease agreements, which are generally five years. Receivables recorded related to the straight-lining of site leases are reflected in other assets on the Consolidated Balance Sheets. Rental amounts received in advance are recorded as deferred revenue on the Consolidated Balance Sheets.

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

Cost of site leasing revenue includes ground lease rent, property taxes, maintenance (exclusive of employee related costs) and other tower operating expenses. Liabilities recorded related to the straight lining of ground leases are reflected in other long-term liabilities on the Consolidated Balance Sheet. Cost of site development revenue includes the cost of materials, salaries and labor costs, including payroll taxes, subcontract labor, vehicle expense and other costs directly and indirectly related to the projects. All costs related to site development projects are recognized as incurred.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a rollforward of the allowance for doubtful accounts for the years ended December 31, 2007, 2006, and 2005:

	For the year ended December 31,
	2007	2006	2005
		(in thousands)
Beginning balance	$1,316	$1,136	$1,731
Allowance recorded relating to Acquisition of AAT	(280)	1,000	—
Provision (credits) for doubtful accounts	150	100	(300)
Write-offs, net of recoveries	—	(920)	(295)

Ending balance	$1,186	$1,316	$1,136

m.	Income Taxes

The Company had taxable losses during the years ended December 31, 2007, 2006 and 2005, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses.

In July 2006, FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN No. 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”(“FASB No. 109”). The interpretation does not relate to non income tax positions accounted for under FASB Statement No. 5, “Accounting for Contingencies” (“FASB No. 5”). FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Any cumulative effect of applying the provisions of FIN No. 48 is required to be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. Upon adopting the provisions of FIN No. 48 beginning in the first quarter of 2007, the Company determined that no such adjustment to its opening balance was required. During 2007, the Company did not identify any exposures under FIN 48 that required an adjustment. In the future, to the extent that the Company records unrecognized tax exposures in accordance with FIN 48, any related interest and penalties will be recognized as operating expenses in the Company’s Consolidated Statement of Operations.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

n.	Stock-Based Compensation

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

o.	Asset Retirement Obligations

In accordance with SFAS 143, “Accounting for Asset Retirement Obligations”, the Company recognizes asset retirement obligations in the period in which they are incurred, if a reasonable estimate of a fair value can be made, and accretes such liability through the obligation’s estimated settlement date. The associated asset retirement costs are capitalized as part of the carrying amount of the related tower fixed assets, and over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the estimated useful life of the tower.

The Company has entered into ground leases for the land underlying the majority of the Company’s towers. A majority of these leases require the Company to restore leaseholds to their original condition upon termination of the ground lease. SFAS 143 requires that the net present value of future restoration obligations be recorded as a liability as of the date the legal obligation arises and this amount be capitalized to the related operating asset. The asset retirement obligation at December 31, 2007 and December 31, 2006 was $2.9 million and $2.6 million, respectively, and is included in other long-term liabilities on the Consolidated Balance Sheets. Upon settlement of the obligations, any difference between the cost to retire an asset and the recorded liability is recorded in the Consolidated Statements of Operations as a gain or loss. In determining the impact of SFAS 143, the Company considered the nature and scope of the contractual restoration obligations contained in the Company’s third party ground leases, the historical retirement experience as an indicator of future restoration probabilities, intent in renewing existing ground leases through lease termination dates, current and future value and timing of estimated restoration costs and the credit adjusted risk-free rate used to discount future obligations.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the activity of the asset retirement obligation liability:

	For the year ended December 31,
	2007	2006
	(in thousands)
Asset retirement obligation at January 1	$2,632	$942
AAT fair value of liability assumed	—	1,322
Additional liabilities accrued	147	223
Accretion expense	164	172
Revision in estimates	(74)	(27)

Ending balance	$2,869	$2,632

p.	Loss Per Share

Basic and diluted loss per share is calculated in accordance with SFAS No. 128, Earnings per Share. The Company has potential common stock equivalents related to its outstanding stock options and Convertible Notes. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computations are the same for all periods presented. There were 3.8 million, 4.2 million and 4.6 million options outstanding at December 31, 2007, 2006, and 2005, respectively. For the year ended December 31, 2007, the Company granted approximately 1.0 million options at exercise prices between $28.54 and $33.98 per share, which was the fair market value at the date of grant.

q.	Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net income (loss) and “other comprehensive income (loss).” Comprehensive loss is presented in the Consolidated Statements of Shareholders’ Equity.

3.	CURRENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) which requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141, some of which could have a material impact on how we account for business combinations. These changes include, among other things expensing acquisition costs as incurred as a component of selling, general and administrative expense. The Company presently capitalizes these acquisition costs. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of a business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating what impact the adoption of SFAS No. 141 (R) will have on the Company’s consolidated financial condition, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”) which requires entities to report non-controlling (minority) interest in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”) which provides companies with an option to report selected financial assets and liabilities at their fair values. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 will become effective for the Company on January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial conditions, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 except for certain non-financial assets and liabilities which is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating what impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial condition, results of operations or cash flows.

4.	SHORT-TERM INVESTMENTS

Auction rate securities are debt instruments with long-term scheduled maturities, but have interest rates that are typically reset at pre-determined intervals, usually every 7, 28, 35 or 90 days, at which time the securities can typically be purchased or sold, creating a liquid market. Due to an active secondary market for such investments, the rate reset for each instrument is an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. The Company does not intend to hold these securities to maturity, but rather to use the interest rate reset feature to provide the opportunity to maximize returns while preserving liquidity. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of the investment in these securities, they have been classified as short-term investments in current assets on the Company’s Consolidated Balance Sheet. As of December 31, 2007, the Company held auction rate securities with a par value of $70.7 million compared to none at December 31, 2006. Gross purchases and sales of these investments are presented within “Cash flows from investing activities” on the Company’s Consolidated Statements of Cash Flows.

Typically, the fair value of auction rate securities approximates par value due to the frequent resets through the auction rate process. In recent months, auctions associated with these securities have failed as a result of there not being any demand in the marketplace. As such, the Company had not been able to liquidate these securities at par as of December 31, 2007. Subsequent to December 31, 2007, the Company sold six of these securities, comprising $40.9 million of the Company’s total par value, at par and executed a release of any potential claims related to the total portfolio. Based on this subsequent sale, these six securities are carried at par value at December 31, 2007. The Company currently holds three remaining auction rate securities with a par value of $29.8 million. As a result of the Company’s assessment of a number of factors, including without limitation, market conditions and the credit quality of these three securities, the Company determined that the estimated fair value no longer approximates par value, although the Company continues to earn interest on the Company’s current auction rate security investments at the maximum contractual rate. Accordingly, the Company recorded an other-than-temporary impairment charge of $15.6 million to reduce the value of these auction rate securities to their estimated fair value of $14.2 million. The Company estimated the fair value of these auction rate securities based on a subsequent sale of certain auction rate securities at par value and estimated values provided by the firm managing the Company’s auction rate investments. Management validated the assumptions used in the valuation including the ultimate time horizon and coupon rate for these securities, the credit worthiness of the underlying assets and the counterparties, and the appropriate discount margins. Due to the lack of a secondary market for the Company’s auction rate securities, the established fair value of these securities is a matter of judgment. If the Company’s estimates regarding the fair value of these securities are incorrect, a future other-than-temporary impairment charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and as such, the Company may be required to record additional unrealized losses for impairment if the Company determines there are further declines in fair value.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reviewed its impairments in accordance with EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and Staff Accounting Bulletin Topic 5M “Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities,” to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. This treatment is appropriate when a loss in an investment is determined to be temporary in nature and the Company has the ability to hold the investment until a recovery in market value takes place. Such an unrealized loss does not affect the results of operations for the applicable accounting period because the loss is not viewed as other-than-temporary. An impairment charge is recorded against earnings, to the extent the Company determines that there is a loss of fair value that is other-than-temporary. The Company determined that the entire impairment related to its auction rate securities was other–than–temporary and recorded an impairment charge in other income (expense) on its Consolidated Statements of Operations. The Company determined the other-than-temporary impairment classification based on a variety of factors, including the significant decline in fair value indicated for the individual investments and the adverse market conditions impacting auction rate securities. In addition as of December 31, 2007, the Company intends to liquidate these securities within the next twelve months and does not believe that the current state of the credit markets requires the Company to reclassify them as long-term marketable securities on its Consolidated Balance Sheet.

5.	RESTRICTED CASH

Restricted cash consists of the following:

	As of December 31, 2007	As of December 31, 2006	Included on Balance Sheet
	(in thousands)
CMBS Certificates	$35,254	$30,690	Restricted cash - current asset
Payment and performance bonds	2,347	3,713	Restricted cash - current asset
Surety bonds	15,873	13,696	Other assets - noncurrent

Total restricted cash	$53,474	$48,099

In connection with the issuance of the CMBS Certificates (as defined in Note 1), the Company is required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan agreement governing the CMBS Certificates, to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, and trustee and servicing expenses, and to reserve a portion of advance rents from tenants. Based on the terms of the CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The restricted cash held by the indenture trustee in excess of required reserve balances is subsequently released to the Borrowers (as defined in Note 1) on or before the 15th calendar day following month end. All monies held by the indenture trustee after the release date are classified as restricted cash on the Company’s Consolidated Balance Sheets.

Payment and performance bonds relate primarily to collateral requirements relating to tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business primarily related to the Company’s tower removal obligations. In addition, at December 31, 2007 and 2006, the Company had pledged $2.2 million and $2.1 million, respectively, as collateral related to its workers compensation policy. These amounts are included in other assets – noncurrent on the Company’s Consolidated Balance Sheets.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	ACQUISITIONS

During 2007, the Company acquired 529 completed towers, related assets and liabilities from various sellers as well as the equity interest of three entities, whose assets consisted of approximately 83 towers and related assets and liabilities. The aggregate net consideration paid for these additional assets was $330.0 million, consisting of $166.3 million in cash (excluding $3.2 million of cash payments for working capital adjustments, and due diligence and other acquisition related costs) and approximately 4.7 million shares of Class A common stock valued at $163.7 million (excluding an offset of $8.2 million associated with negative working capital adjustments). The Company accounted for all of the above tower acquisitions at fair market value at the date of each acquisition. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions. None of the individual acquisitions or aggregate acquisitions consummated were significant to the Company and accordingly, pro forma financial information has not been presented. Also, during 2007, the Company paid in cash $23.4 million for land and easement purchases in addition to $10.9 million spent for long-term lease extensions.

During 2006, the Company acquired 248 completed towers, 2 towers in process, and related assets from various sellers as well as the equity interest of three entities, whose assets consisted almost entirely of 91 towers and related assets. The aggregate net consideration paid was $110.3 million consisting of $66.7 million in cash (excluding $4.7 million of cash payments for working capital adjustments, due diligence and other acquisition related costs) and approximately 1.8 million shares of Class A common stock valued at $43.6 million (excluding an offset $0.8 million associated with negative working capital adjustments). Also, during 2006, the Company paid in cash $5.8 million for land and easement purchases in addition to $2.6 million spent for long-term lease extensions.

The Company also consummated the AAT Acquisition on April 27, 2006. Pursuant to the AAT Acquisition, the Company acquired 100 percent of the outstanding common stock of AAT Communications Corporation. AAT owned 1,850 tower sites in the United States. The Company paid cash of $634.0 million and issued 17,059,336 shares of the Company’s Class A common stock, valued at $392.7 million based on the average market price of the Company’s Class A common stock over the 5-trading day period ended March 21, 2006. Unaudited pro forma consolidated results of operations for the Company for the year ended December 31, 2006, as if the AAT Acquisition and the related financing transactions were completed as of January 1 of each of the respective years (in thousands, except per share amounts):

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the provisions of SFAS No. 141, Business Combinations, the Company continues to evaluate all acquisitions within one year after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met. These intangible assets represent the value associated with current leases in place (“Current Contract Intangibles”) at the acquisition date and future tenant leases anticipated to be added (“Network Location Intangibles”) to the acquired towers and were calculated using the discounted values of the current or future expected cash flows. The intangible assets are estimated to have an economic useful life consistent with the economic useful life of the related tower assets, which is typically 15 years.

From time to time, the Company agrees to pay additional consideration for such acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the 1-3 years after they have been acquired. As of December 31, 2007, the Company had an obligation to pay up to an additional $3.7 million in consideration if the performance targets contained in various acquisition agreements are met. These obligations are associated with new build and tower acquisition programs within the Company’s site leasing segment. In certain acquisitions, the additional consideration may be paid in cash or shares of Class A common stock at the Company’s option. The Company records such obligations as additional consideration when it becomes probable that the targets will be met.

For the years ended December 31, 2007 and 2006 certain earnings targets associated with the acquired towers were achieved, and therefore, the Company paid in cash $5.5 million and $2.1 million, respectively. In addition, for the year ended December 31, 2006, the Company issued approximately 13,000 shares of Class A common stock in settlement of contingent price amounts payable as a result of acquired towers exceeding certain performance targets. During the year ended December 31, 2007, the Company did not issue shares of Class A Common stock in settlement of contingent price amounts as a result of acquired towers exceeding certain performance targets.

7.	INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of December 31, 2007			As of December 31, 2006
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
			(in thousands)
Current Contract Intangibles	$604,456	$(54,873)	$549,583	$468,561	$(21,405)	$447,156
Network Location Intangibles	353,279	(33,863)	319,416	290,768	(13,052)	277,716

Intangible assets, net	$957,735	$(88,736)	$868,999	$759,329	$(34,457)	$724,872

All intangibles noted above are contained in the Company’s site leasing segment. The Company amortizes its intangibles using the straight line method over fifteen years. Amortization expense relating to the intangible assets above was $54.3 million, $33.9 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the purchase price is finalized for each acquisition.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated amortization expense on the Company’s current contract and network location intangibles is as follows:

For the year ended December 31,	(in thousands)
2008	$63,849
2009	63,849
2010	63,849
2011	63,849
2012	63,849
Thereafter	549,754

Total	$868,999

8.	PROPERTY AND EQUIPMENT, NET

Property and Equipment, net (including assets held under capital leases) consists of the following:

	As of December 31, 2007	As of December 31, 2006
	(in thousands)
Towers and related components	$1,741,662	$1,571,340
Construction-in-process	5,265	4,555
Furniture, equipment and vehicles	28,877	27,391
Land, buildings and improvements	64,925	40,947

	1,840,729	1,644,233
Less: accumulated depreciation	(648,760)	(538,291)

Property and equipment, net	$1,191,969	$1,105,942

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations.

Depreciation expense was $114.8 million, $99.0 million, and $85.3 million for the years ended December 31, 2007, 2006, and 2005, respectively. At December 31, 2007 and 2006, non-cash capital expenditures that are included in accounts payable and accrued expenses were $4.3 million and $2.6 million, respectively.

9.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of the following:

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2007	As of December 31, 2006
	(in thousands)
Costs incurred on uncompleted contracts	$115,823	$104,157
Estimated earnings	23,175	18,771
Billings to date	(118,740)	(104,580)

	$20,258	$18,348

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	As of December 31, 2007	As of December 31, 2006
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$21,453	$19,403
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,195)	(1,055)

	$20,258	$18,348

At December 31, 2007, one significant customer comprised 66.6% of the costs and estimated earnings in excess of billings, net of billings in excess of cost, while at December 31, 2006, one significant customer comprised 69.3% of the costs and estimated earnings in excess of billings, net of billings in excess of costs.

10.	CONCENTRATION OF CREDIT RISK

The Company’s credit risks consist primarily of accounts receivable with national, regional and local wireless communications providers and federal and state government agencies. The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts, as required, based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company generally does not require collateral. The following is a list of significant customers and the percentage of total revenue derived from such customers.

	Percentage of Total Revenue for the year ended December 31,
	2007	2006	2005
Sprint	30.5%	27.6%	30.9%
AT&T	21.0%	21.4%	25.5%

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s site leasing, site development consulting and site development construction segments derive revenue from these customers. Client percentages of total revenue in each of the segments are as follows:

	Percentage of Site Leasing Revenue for the year ended December 31,
	2007	2006	2005
Sprint	26.5%	26.2%	30.7%
AT&T	25.6%	26.7%	28.0%
Verizon Wireless	10.0%	9.7%	10.1%

	Percentage of Site Development Consulting Revenue for the year ended December 31,
	2007	2006	2005
Sprint	59.7%	38.0%	1.9%
Verizon Wireless	17.4%	26.6%	32.4%
Bechtel Corporation*	0.8%	10.0%	23.3%
AT&T	—	6.8%	28.3%

	Percentage of Site Development Construction Revenue for the year ended December 31,
	2007	2006	2005
Sprint	39.8%	30.0%	36.0%
AT&T	5.6%	6.9%	20.3%
Bechtel Corporation*	5.3%	17.4%	11.6%

*	Substantially all the work performed for Bechtel Corporation was for its client AT&T.

One significant customer comprised 42.9% and 41.2% of total gross accounts receivable at December 31, 2007 and December 31, 2006, respectively.

11.	ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of December 31, 2007	As of December 31, 2006
	(in thousands)
Salaries and benefits	$4,401	$3,418
Real estate and property taxes	6,820	6,648
Other	9,743	7,534

	$20,964	$17,600

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	DEBT

Debt consists of the following:

	As of December 31, 2007	As of December 31, 2006
	(in thousands)
Commercial mortgage pass-through certificates, series 2005-1, secured, interest payable monthly in arrears, balloon payment principal of $405,000 with an anticipated repayment date of November 15, 2010. Interest at fixed rates ranging from 5.369% to 6.706%.	$405,000	$405,000

Commercial mortgage pass-through certificates, series 2006-1, secured, interest payable monthly in arrears, balloon payment principal of $1,150,000 with an anticipated repayment date of November 15, 2011. Interest at fixed rates ranging from 5.314% to 7.825%.	1,150,000	1,150,000

Convertible senior notes, unsecured, interest payable June 1 and December 1, aggregate principal amount of $350,000, with a maturity date of December 1, 2010. Interest at 0.375%.	350,000	—

Senior revolving credit facility. Facility originated in December 2005. Terminated facility effective April 3, 2007. No amounts outstanding at December 31, 2006.	—	—

Total debt	$1,905,000	$1,555,000

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

The sole assets of the Trust are a non-recourse mortgage loan in which SBA Properties was the initial borrower. The mortgage loan consists of multiple tranches, or components, each of which has terms that are identical to the subclass of CMBS Certificates to which it relates. SBA Properties and each of the Additional Borrowers (defined below) added to the mortgage loan in connection with the issuance of the Additional CMBS Certificates are special purpose vehicles which exist solely to hold the towers which are subject to the securitization.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The contractual weighted average monthly fixed coupon interest rate of the Initial CMBS Certificates is 5.6% and the effective weighted average fixed interest rate is 4.8%, after giving effect to the settlement of two interest rate swap agreements entered into in contemplation of the transaction (see Note 13). The Initial CMBS Certificates have an expected life of five years with a final repayment date in 2035. The Company incurred deferred financing fees of $12.2 million associated with the closing of this transaction.

Commercial Mortgage Pass-Through Certificates, Series 2006-1

On November 6, 2006, the Depositor sold in a private transaction $1.15 billion of the Additional CMBS Certificates, Series 2006-1 (the “Additional CMBS Certificates” and collectively with the Initial CMBS Certificates referred to as the “CMBS Certificates”) issued by the Trust. The Additional CMBS Certificates consist of nine classes with a principal balance and pass through interest rate for each class as indicated in the table below:

Subclass	Initial Subclass Principal Balance	Pass through Interest Rate
(in thousands)
2006-1A	$439,420	5.314%
2006-1B	106,680	5.451%
2006-1C	106,680	5.559%
2006-1D	106,680	5.852%
2006-1E	36,540	6.174%
2006-1F	81,000	6.709%
2006-1G	121,000	6.904%
2006-1H	81,000	7.389%
2006-1J	71,000	7.825%

Total	$1,150,000	5.993%

The contractual weighted average monthly fixed coupon interest rate of the Additional CMBS Certificates is 6.0%, and the effective weighted average fixed interest rate is 6.3% after giving effect to the settlement of the nine interest rate swap agreements entered into in contemplation of the transaction (see Note 13). The Additional CMBS Certificates have an expected life of five years with a final repayment date in 2036. The proceeds of the Additional CMBS Certificates were primarily used to repay the bridge loan incurred with the acquisition of AAT Communications Corporation and to fund required reserves and expenses associated with the Additional CMBS Transaction. The Company incurred deferred financing fees of $24.1 million associated with the closing of this transaction.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the issuance of the Additional CMBS Certificates, each of SBA Sites, Inc., SBA Structures, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc. and SBA Towers USVI, Inc. (the “Additional Borrowers” and together with the Initial Borrower the “Borrowers”) were added as additional borrowers under the mortgage loan and the principal amount of the mortgage loan was increased by $1.15 billion to an aggregate of $1.56 billion. The Borrowers are jointly and severally liable under the mortgage loan. The mortgage loan is to be paid from the operating cash flows from the aggregate 4,975 towers owned by the Borrowers. Subject to certain limited exceptions described below, no payments of principal will be required to be made in relation to the components of the mortgage loan corresponding to the Initial CMBS Certificates prior to the monthly payment date in November 2010, which is the anticipated repayment date for the components of the mortgage loan corresponding to the Initial CMBS Certificates, and no payments of principal will be required to be made in relation to the components of the mortgage loan corresponding to the Additional CMBS Certificates prior to the monthly payment date in November 2011 which is the anticipated repayment date for the components of the mortgage loan corresponding to the Additional CMBS Certificates.

The Borrowers may not prepay the mortgage loan in whole or in part at any time prior to (1) November 2010 for the components of the mortgage loan corresponding to the Initial CMBS Certificates and (2) November 2011 for the components of the mortgage loan corresponding to the Additional CMBS Certificates, except in limited circumstances (such as the occurrence of certain casualty and condemnation events relating to the Borrowers’ tower sites). Thereafter, prepayment is permitted provided it is accompanied by any applicable prepayment consideration. If the prepayment occurs within nine months of the anticipated repayment date, no prepayment consideration is due. The entire unpaid principal balance of the mortgage loan components corresponding to the Initial CMBS Certificates will be due in November 2035 and those corresponding to the Additional CMBS Certificates will be due in November 2036. However, to the extent that the full amount of the mortgage loan component corresponding to the Initial CMBS Certificates or the amount of the mortgage loan component corresponding to the Additional CMBS Certificates are not fully repaid by their respective anticipated repayment dates, the interest rate of each component would increase by approximately 5% plus any difference between the contractual weighted average monthly fixed interest rate in effect at the time of issuance of the CMBS Certificates and the then current weighted average monthly fixed interest rate. The mortgage loan may be defeased in whole at any time.

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

In connection with the issuance of the CMBS Certificates, the Company is required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan governing the CMBS Certificates to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and service expenses, and to reserve a portion of advance rents from tenants on the 4,975 tower sites. Based on the terms of the CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The monies held by the indenture trustee are classified as restricted cash on the Company’s Consolidated Balance Sheets (see Note 5). The monies held by the indenture trustee in excess of required reserve balances are subsequently released to the Borrowers on or before the 15th calendar day following month end. However, if the debt service coverage ratio, defined as the net cash flow (as defined in the Mortgage Loan Agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers will be required

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the debt service coverage ratio exceeds 1.15 times for a calendar quarter. Otherwise, on a monthly basis, the excess cash flow of the Borrowers held by the trustee after payment of principal, interest, reserves and expenses is distributed to the Borrowers. As of December 31, 2007, we met the required debt service coverage ratio as defined by the mortgage loan agreement.

0.375% Convertible Senior Notes due 2010

On March 26, 2007, the Company issued $350.0 million of its 0.375% Convertible Senior Notes (the “Notes”). Interest is payable semi-annually on June 1 and December 1, beginning June 1, 2007. The Notes have a maturity date of December 1, 2010. The Company incurred deferred financing fees of $8.6 million with the issuance of the Notes.

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

Upon conversion, the Company has the right to settle the conversion of each $1,000 principal amount of Notes with either of the three following alternatives, at its option, delivery of (1) 29.7992 shares of the Company’s Class A common stock, (2) cash equal to the value of 29.7992 shares of the Company’s Class A common stock calculated at the market price per share of the Company’s Class A common stock at the time of conversion or (3) a combination of cash and shares of our Class A common stock.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concurrently with the sale of the Notes, the Company entered into convertible note hedge transactions with affiliates of two of the initial purchasers of the Notes. The initial strike price of the convertible note hedge transactions is $33.56 per share of the Company’s Class A common stock (the same as the initial conversion price of the Notes) and is similarly subject to certain customary adjustments. The convertible note hedge transactions cover 10,429,720 shares of Class A common stock. The cost of the convertible note hedge transactions was $77.2 million. A portion of the net proceeds from the sale of the Notes and the sold warrants discussed below, were used to pay for the cost of the convertible note hedge transactions. The cost of the convertible note hedge transactions was recorded as a reduction to additional paid-in capital on the Company’s Consolidated Balance Sheet.

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

13.	DERIVATIVE FINANCIAL INSTRUMENTS

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

On November 6, 2006, a subsidiary of the Company entered into a purchase agreement with JP Morgan Securities, Inc., Lehman Brothers Inc. and Deutsche Bank Securities Inc. regarding the Additional CMBS Transaction. In connection with this agreement, the Company terminated the Additional CMBS Certificate Swaps, resulting in a $14.5 million settlement payment by the Company which was recorded in the 2006 statement of cash flows as a financing activity. The Company determined a portion of the swaps to be ineffective, and as a result, the Company recorded $1.7 million as interest expense on the Consolidated Statements of Operations during 2006. The additional deferred loss of $12.8 million is being amortized utilizing

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the effective interest method over the anticipated five year life of the Additional CMBS Certificates and will increase the effective interest rate on these certificates by 0.3% over the weighted average fixed interest rate of 6.0%. The unamortized value of the net deferred loss is recorded in accumulated other comprehensive loss, net on the Company’s Consolidated Balance Sheets. For 2007 and 2006, amortization of $2.3 million and $0.3 million, respectively, was recorded as interest expense.

Initial CMBS Certificates Swaps

On June 22, 2005, in anticipation of the Initial CMBS Transaction (see Note 12), the Company entered into two forward-starting interest rate swap agreements (the “Initial CMBS Certificate Swaps”), each with a notional principal amount of $200.0 million to hedge the variability of future interest rates on the Initial CMBS Transaction. Under the swap agreements, the Company agreed to pay the counterparties a fixed interest rate of 4.199% on the total notional amount of $400.0 million, beginning on December 22, 2005 through December 22, 2010 in exchange for receiving floating payments based on the three-month LIBOR on the same notional amount for the same five-year period. The Company determined the Initial CMBS Certificate Swaps to be effective cash flow hedges and recorded the fair value of the Initial CMBS Certificate Swaps in accumulated other comprehensive loss, net of applicable income taxes.

On November 4, 2005, two of the Company’s subsidiaries entered into a purchase agreement with Lehman Brothers Inc. and Deutsche Bank Securities Inc. regarding the purchase and sale of $405.0 million of commercial mortgage pass-through certificates issued by the Trust, a trust established by the Depositor. In connection with this agreement, the Company terminated the Initial CMBS Certificate Swaps, resulting in a $14.8 million settlement payment to the Company which was recorded in the 2005 Statement of Cash Flows as a financing activity. The settlement payment will be amortized into interest expense on the Company’s Consolidated Statements of Operations utilizing the effective interest method over the anticipated five year life of the Initial CMBS Certificates and will reduce the effective interest rate on the Certificates by 0.8%. The unamortized value of the net deferred gain is recorded in accumulated other comprehensive loss, net on the Company’s Consolidated Balance Sheets. For 2007, 2006 and 2005, amortization of $2.8 million, $2.7 million and $0.3 million, respectively, was recorded as an offset to interest expense.

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

The counter-party to the interest rate swap agreement terminated the swap agreement in October 2002. In connection with this termination, the counter-party paid the Company $6.2 million, which included approximately $0.8 million in accrued interest. The remaining approximately $5.4 million received was deferred and recognized as a reduction to interest expense over the remaining term of the senior notes using the effective interest method. Amortization of the deferred gain during 2004 was approximately $0.7 million. Additionally, $1.9 million of the deferred gain was recognized as a reduction in loss from write-off of deferred financing fees and extinguishment of debt in connection with the repurchase of $186.5 million of 10 1/4% senior notes in December 2004. The balance of $1.9 million outstanding at December 31, 2004 was written off in connection with the repayment of the 10 1/ 4% senior notes in February 2005 and is included as a reduction in loss from write-off of deferred financing fees and extinguishment of debt in the Company’s 2005 Consolidated Statements of Operations.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	SHAREHOLDERS’ EQUITY

a. Common Stock

The Company has potential common stock equivalents related to its outstanding stock options and Convertible Senior Notes (see Note 12). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for the years presented.

On March 19, 2007, the Board of Directors authorized the repurchase of up to 6.0 million shares of Class A common stock from time to time until December 31, 2007. During 2007, the Company purchased and retired approximately 3.24 million shares in connection with the issuance of the Notes (see Note 12).

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

On October 5, 2005, the Company issued 10.0 million shares of Class A common stock. The net proceeds were $151.4 million after deducting underwriters’ fees and offering expenses, and were used to redeem $130.4 million of the Company’s 9  3/4 % senior discount notes and 8  1/2% senior notes.

During the years ended December 31, 2007 and December 31, 2006, respectively, the Company did not issue any securities under this shelf registration. At December 31, 2007, the Company can issue up to $21.4 million of securities under the universal shelf registration statement.

b. Registration of Additional Shares

During 2007, the Company filed a shelf registration statement on Form S-4 with the Securities and Exchange Commission registering an aggregate 4.0 million shares of its Class A common stock. These 4.0 million shares are in addition to 4.0 million, 5.0 million and 3.0 million shares registered during 2006, 2001 and 2000, respectively. These shares may be issued in connection with acquisitions of wireless communication towers or companies that provide related services. During the years ended December 31, 2007, 2006 and 2005, the Company issued 4.7 million shares, 1.8 million shares and 1.7 million shares, respectively, of its Class A common stock pursuant to these registration statements in connection with acquisitions. At December 31, 2007, 3.8 million shares remain available for issuance under this shelf registration.

On November 27, 2006, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering an additional 2.5 million shares of its Class A common stock issuable under the 2001 Equity Participation Plan.

On April 14, 2006, the Company filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables the Company to issue shares of its Class A common stock, shares of preferred stock, which may be represented by depositary shares, unsecured senior, senior subordinated or subordinated debt securities; and warrants to purchase any of these securities. Under the rules governing the automatic shelf registration statements, the Company will file a prospectus supplement and advise the Commission of the amount and type of securities each time the Company issues securities under this registration statement. During the year ended December 31, 2007, the Company did not issue any securities under this shelf registration statement.

On May 17, 2007, the Company filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables the Company to issue shares of its Class A common stock, shares of preferred stock, which may be represented by depositary shares, unsecured senior, senior subordinated or subordinated debt securities; and warrants to purchase any of these securities. Under the rules governing the automatic shelf registration statements, the Company will file a prospectus supplement and advise the Commission of the amount and type of securities each time the Company issues securities under this registration statement. During the year ended December 31, 2007, the Company did not issue any securities under this shelf registration statement.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c. Other Common Stock Transactions

During 2006, in connection with the AAT Acquisition the Company issued 17,059,336 shares of its Class A common stock.

d. Shareholder Rights Plan and Preferred Stock

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

15.	STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123R. The Company accounts for stock issued to non-employees in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” In accordance with EITF 96-18, the stock options granted to non-employees are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options to non-employees is the vesting date. Expense related to the options granted to non-employees is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “ Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires the use of both the “iron curtain” and “rollover” approach in quantifying the materiality of misstatements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Early adoption of SAB 108 is permitted. The Company elected to adopt SAB 108 effective September 30, 2006. Upon initial application of SAB 108, the Company evaluated the uncorrected financial statement misstatements that were previously considered immaterial under the “rollover” method using the dual methodology required by SAB 108. As a result of this dual methodology approach of SAB 108, the Company corrected the cumulative error in its accounting for equity-based compensation for periods prior to January 1, 2006 in accordance with the transitional guidance in SAB 108.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to SAB 108, the Company corrected a cumulative error in its accounting for equity-based compensation by recording a non-cash cumulative effect adjustment of $8.4 million to additional paid-in capital with an offsetting amount of $7.7 million to accumulated deficit within shareholders’ equity as well as adjustments to property and equipment in the amount of $0.4 million and intangible assets of $0.3 million in its consolidated balance sheet as of December 31, 2006. The capitalized amounts relate to acquisition related costs.

Stock Options

The Company has three equity participation plans (the 1996 Stock Option Plan, the 1999 Equity Participation Plan and the 2001 Equity Participation Plan) whereby options (both non-qualified and incentive stock options), stock appreciation rights and restricted stock may be granted to directors, employees and consultants. Upon adoption of the 2001 Equity Participation Plan, no further grants are permitted under the 1996 Stock Option Plan and the 1999 Equity Participation Plan. The 2001 Equity Participation Plan provides for a maximum issuance of shares, together with all outstanding options and unvested shares of restricted stock under all three of the plans, equal to 15% of the Company’s Class A common stock outstanding, adjusted for shares issued and the exercise of certain options. These options generally vest between three and four years from the date of grant on a straight-line basis and generally have a seven-year or a ten-year life.

From time to time, restricted shares of Class A common stock or options to purchase Class A common stock have been granted under the Company’s equity participation plans at prices below market value at the time of grant. The Company recorded approximately $0.0 million, $0.4 million and $0.5 million of non-cash compensation expense during the years ended December 31, 2007, 2006 and 2005, respectively, relating to the issuance of these shares or options.

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

	For the year ended December 31,
	2007	2006	2005
Risk free interest rate	4.60% - 5.12%	4.2% - 5.1%	3.8% - 4.2%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	42.7%	43.7% - 45%	45.0%
Expected lives	3.28 - 4.13 years	3.75 years	3.75 years

A summary of shares reserved for future issuance under these plans as of December 31, 2007 is as follows (number of shares in thousands):

(in thousands)
Reserved for 1996 Stock Option Plan	20
Reserved for 1999 Equity Participation Plan	120
Reserved for 2001 Equity Participation Plan	11,344

11,484

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s activities with respect to its stock option plans for the years ended 2007, 2006 and 2005 as follows (dollars and number of shares in thousands, except for per share data):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2004	4,421	$7.04
Granted	1,345	$8.91
Exercised	(978)	$4.04
Canceled	(207)	$7.29

Outstanding at December 31, 2005	4,581	$8.22
Granted	1,126	$20.02
Exercised	(1,181)	$8.07
Canceled	(368)	$26.04

Outstanding at December 31, 2006	4,158	$9.87
Granted	1,028	$28.90
Exercised	(1,196)	$5.63
Canceled	(203)	$22.94

Outstanding at December 31, 2007	3,787	$15.67	7.2

Exercisable at December 31, 2007	1,241	$9.45	5.8

Unvested at December 31, 2007	2,546	$18.70	7.9

The weighted-average fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $11.04, $8.18 and $3.43, respectively. The total intrinsic value for options exercised during the years ended December 31, 2007, 2006 and 2005 was $30.6 million, $21.2 million and $10.2 million, respectively.

Cash received from option exercises under all plans for years ended December 31, 2007, 2006 and 2005 was approximately $6.7 million, $9.5 million and $3.9 million, respectively. No tax benefit was realized for the tax deductions from option exercises under all plans for the years ended December 31, 2007, 2006 and 2005, respectively.

Additional information regarding options outstanding and exercisable at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range	Outstanding (in thousands)	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price	Exercisable (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$0.05 — $ 2.63	193	4.6	$1.96	193	$1.96
$3.29 — $ 9.69	1,542	6.5	$6.82	674	$6.59
$10.67 — $ 14.80	90	6.0	$13.79	70	$13.50
$15.25 — $ 24.75	918	7.3	$18.74	258	$17.70
$26.14 — $ 50.13	1,044	6.3	$28.76	46	$30.66

	3,787			1,241		$30,259

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of options outstanding that had not yet vested:

	Number of Shares	Weighted- Average Fair Value Per Share	Aggregrate Intrinsic Value
	(in thousands, except for per share amounts)
Unvested as of December 31, 2006	2,889	$5.00
Shares granted	1,028	$11.04
Vesting during period	(1,168)	$4.03
Forfeited or cancelled	(203)	$8.89

Unvested as of December 31, 2007	2,546	$7.32	$38,536

As of December 31, 2007, there were options to purchase 2.5 million shares of SBA common stock that had not yet vested and were expected to vest in future periods at a weighted average exercise price of $18.70. The aggregate intrinsic value for stock options in the preceding tables represents the total intrinsic value, based on the Company’s closing stock price of $33.84 as of December 31, 2007. The amount represents the total intrinsic value that would have been received by the holders of the stock-based awards had these awards been exercised and sold as of that date.

As of December 31, 2007, the total unrecognized compensation cost related to unvested stock options outstanding under the Plans is $17.0 million. That cost is expected to be recognized over a weighted average period of 1.9 years.

The total fair value of shares vested during 2007, 2006, and 2005 was $4.7 million, $4.1 million, and $3.7 million, respectively.

Employee Stock Purchase Plan

In 1999, the Board of Directors of the Company adopted the 1999 Stock Purchase Plan (the “Purchase Plan”). A total of 500,000 shares of Class A common stock were reserved for purchase under the Purchase Plan. During 2003, an amendment to the Purchase Plan was adopted which increased the number of shares reserved for purchase from 500,000 to 1,500,000 shares. The Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to 85% of the fair market value of Class A common stock on the last day of an offering period. For the year ended December 31, 2007, approximately 39,700 shares of Class A common stock were issued under the Purchase Plan, which resulted in cash proceeds to the Company of $1.0 million compared to the year ended December 31, 2006 when approximately 46,700 shares of Class A common stock were issued under the Purchase Plan, which resulted in cash proceeds to the Company of $1.0 million. At December 31, 2007, approximately 588,000 shares remain available which can be issued under the Purchase Plan. In addition, the Company recorded $0.2 million of non-cash compensation expense relating to these shares for each of the years ended December 31, 2007 and 2006, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Cash Compensation Expense

The table below reflects a break out by category of the amounts recognized on the Company’s Statements of Operations for the years ended December 31, 2007 and 2006, respectively, for non-cash compensation expense (in thousands, except per share data):

	For the year ended December 31,
	2007	2006
Cost of revenues	$286	$151
Selling, general and administrative	6,326	5,259

Total cost of non-cash compensation included in loss before provision for income taxes	6,612	5,410
Amount of income tax recognized in earnings	—	—

Amount charged against loss	$6,612	$5,410

Impact on net loss per common share:
Basic and diluted	$(0.06)	$(0.06)

In addition, the Company capitalized $1.2 million and $1.3 million relating to non-cash compensation for the years ended December 31, 2007 and December 31, 2006, respectively, to fixed and intangible assets.

Pro-Forma Non-Cash Compensation Expense

Prior to December 31, 2005, the Company accounted for non-cash compensation arrangements in accordance with the provisions and related interpretations of APB 25. Had compensation cost for share-based awards been determined consistent with SFAS No. 123R, the net income and earnings per share would have been adjusted to the following pro forma amounts (in thousands, except for per share data):

For the year ended December 31, 2005
Net loss, as reported	$(94,709)
Non-cash compensation charges included in net loss	462
Incremental stock-based compensation (expense determined under the fair value based method for all awards, net of related tax effects)	(4,247)

Pro forma net loss	$(98,494)

Loss per share:
Basic and diluted - as reported	$(1.28)

Basic and diluted - pro forma	$(1.33)

16.	ASSET IMPAIRMENT AND OTHER (CREDITS) CHARGES

During 2006, the Company reevaluated the remaining liability relating to its restructuring program initiated in 2002. The Company determined that the liability was no longer needed as all office space included in the restructuring liability is now being fully utilized by the Company in its operations. As a result, the Company recorded a credit of $0.4 million which is included in asset impairments and other (credits) charges on the Consolidated Statements of Operations for the year ended December 31, 2006.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2005, the Company reevaluated its future cash flow expectations on one tower that had not achieved expected lease up results. The resulting change in fair value of this tower, as determined using a discounted cash flow analysis, resulted in an impairment charge of $0.2 million. In addition, in the fourth quarter of 2005, the Company determined that the remaining microwave network equipment used in three microwave networks owned by the Company prior to 2006 had no residual value and recorded an additional charge of $0.2 million. These amounts are included in asset impairments and other (credits) charges on the Consolidated Statements of Operations for the year ended December 31, 2005.

17.	ACCUMULATED OTHER COMPREHENSIVE LOSS, NET

Accumulated other comprehensive loss, net has no impact on the Company’s net loss but is reflected in the Consolidated Balance Sheets through adjustments to shareholders’ equity. Accumulated other comprehensive loss, net derives from the amortization of deferred gain/loss from settlement of derivative financial instruments relating to the CMBS Certificates issuance and the unfunded projected benefit obligation relating to the Company’s pension plan (see Note 22). The Company specifically identifies the amount of the amortization of deferred gain/loss from settlement of derivative financial instruments recognized in other comprehensive loss. A rollforward of accumulated other comprehensive loss, net for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Deferred Gain/(Loss) from Settlement of Swaps	Change in Unfunded Projected Benefit Obligation	Total
		(in thousands)
Balance, December 31, 2004	$—	$—	$—
Deferred gain from settlement of terminated swaps	14,774	—	14,774
Amortization of deferred gain from settlement of terminated swaps	(314)	—	(314)

Balance, December 31, 2005	14,460	—	14,460
Deferred loss from settlement of terminated swaps	(12,836)	—	(12,836)
Amortization of deferred gain/loss from settlement of terminated swaps, net	(2,370)	—	(2,370)
Change in unfunded projected benefit obligation	—	80	80

Balance, December 31, 2006	(746)	80	(666)
Amortization of deferred gain/loss from settlement of terminated swaps, net	(565)	—	(565)
Change in unfunded projected benefit obligation	—	(49)	(49)

Balance, December 31, 2007	$(1,311)	$31	$(1,280)

There is no net tax impact for the components of other comprehensive income (loss) due to the valuation allowance on the Company’s deferred tax assets.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	DISCONTINUED OPERATIONS

During the year ended December 31, 2005, the Company sold six towers held for sale at December 31, 2004. These six towers were sold in the first two quarters of 2005. Gross proceeds realized from the sale of towers during the year ended December 31, 2005 was $0.2 million. This sale resulted in a gain of approximately $0.1 million. This gain was offset by a loss of $0.2 million from operating results of the Company’s discontinued Western site development services operations. These amounts are included in loss from discontinued operations, net of income taxes on the accompanying Consolidated Statements of Operations for the year ended December 31, 2005.

In addition, no interest expense has been allocated to discontinued operations for the year ended December 31, 2005.

19.	INCOME TAXES

The provision (benefit) for income taxes from continuing operations consists of the following components:

	For the year ended December 31,
	2007	2006	2005
		(in thousands)
Current provision for taxes:
Federal income tax	$—	$—	$—
State and local taxes	667	470	2,104

Total current	667	470	2,104

Deferred provision (benefit) for taxes:
Federal income tax	(25,406)	(53,747)	(30,686)
State and local taxes	(3,693)	(13,827)	(3,259)
Foreign tax	(4)	—	—
Increase in valuation allowance	29,304	67,621	33,945

Total deferred	201	47	—

Total	$868	$517	$2,104

A reconciliation of the provision (benefit) for income taxes from continuing operations at the statutory U.S. Federal tax rate (35%) and the effective income tax rate is as follows:

	For the year ended December 31,
	2007	2006	2005
		(in thousands)
Statutory Federal benefit	$(26,954)	$(46,526)	$(31,466)
Foreign tax	(4)	—	—
State and local taxes	(1,966)	(13,827)	(762)
Federal rate differential	—	(3,847)	—
Other	488	(2,904)	387
Valuation allowance	29,304	67,621	33,945

	$868	$517	$2,104

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred income tax asset (liability) accounts are as follows:

	As of December 31,
	2007	2006
	(in thousands)
Current deferred tax assets:
Allowance for doubtful accounts	$434	$477
Deferred revenue	15,856	10,602
Accrued liabilities	1,193	4,040
Valuation allowance	(17,483)	(15,119)

Total current deferred tax assets, net	$—	$—

Noncurrent deferred tax assets:
Net operating losses	330,187	354,459
Property, equipment & intangible basis differences	24,891	17,082
Accrued liabilities	7,456	3,421
Straight-line rents	5,933	6,440
Other	376	371

Total noncurrent deferred tax assets	368,843	381,773

Noncurrent deferred tax liabilities:
Property, equipment & intangible basis differences	(293,803)	(282,377)
Early extinguishment of debt	(497)	(284)
Valuation allowance	(74,543)	(99,112)

Total noncurrent deferred tax assets, net	$—	$—

The Company has recorded a valuation allowance for deferred tax assets as management believes that it is not “more likely than not” that the Company will be able to generate sufficient taxable income in future periods to recognize the assets. The net change in the valuation allowance for the years ended December 31, 2007, 2006 and 2005 was $(22.2) million, $(160.1) million, and $(3.7) million, respectively. Approximately, $30.6 million of the valuation allowance may be utilized in future periods to reduce intangible assets recorded in connection with the acquisition of AAT. Additionally, at December 31, 2007 the Company has recorded a valuation allowance of approximately $0.3 million relating to tax credit carryovers that expire between 2025 and 2027.

The Company has available at December 31, 2007, a net federal operating tax loss carry-forward of approximately $909.9 million and an additional $74.2 million net operating loss carry forward from stock options which will benefit additional paid-in capital when the loss is utilized. These net operating tax loss carry-forwards will expire between 2019 and 2027. The Internal Revenue Code places limitations upon the future availability of net operating losses based upon changes in the equity of the Company. If these occur, the ability for the Company to offset future income with existing net operating losses may be limited. In addition the Company has available at December 31, 2007, a net state operating tax loss carry-forward of approximately $583.1 million. These net operating tax loss carry-forwards will expire between 2008 and 2027.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	COMMITMENTS AND CONTINGENCIES

a.	Operating Leases and Capital Leases

The Company is obligated under various non-cancelable operating leases for land, office space, equipment and site leases that expire at various times through December 2106. In addition, the Company is obligated under various non-cancelable capital leases for vehicles that expire at various times through December 2011. The amounts applicable to capital leases for vehicles included in property and equipment, net was:

For the year ended December 31, 2007
(in thousands)
Vehicles	$960
Less: accumulated depreciation	(113)

Vehicles, net	$847

The annual minimum lease payments under non-cancelable operating and capital leases in effect as of December 31, 2007 are as follows (in thousands):

For the year ended December 31,	Capital Leases	Operating Leases
2008	$265	$46,745
2009	253	46,316
2010	239	45,833
2011	90	45,121
2012	—	43,338
Thereafter	—	824,061

Total minimum lease payments	847	$1,051,414

Less: amount representing interest	(68)

Present value of future payments	779
Less: current obligations	(230)

Long-term obligations	$549

Principally, all of the operating leases provide for renewal at varying escalations. Fixed rate escalations have been included in the table disclosed above.

Rent expense for operating leases was $57.9 million, $47.5 million and $32.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, certain of the Company’s leases include contingent rent provisions which provide for the lessor to receive additional rent upon the attainment of certain tower operating results and or lease-up. Contingent rent expense for the years ended December 31, 2007, 2006 and 2005 was $7.2 million, $5.3 million and $2.2 million, respectively.

b.	Tenant Leases

The annual minimum tower lease income to be received for tower space and antenna rental under non-cancelable operating leases in effect as of December 31, 2007 are as follows:

For the year ended December 31,	(in thousands)
2008	$326,829
2009	292,690
2010	233,685
2011	153,639
2012	87,390
Thereafter	197,957

Total	$1,292,190

Principally, all of the leases provide for renewal, generally at the tenant’s option, at varying escalations. Fixed rate escalations have been included in the table disclosed above.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

From time to time, the Company agrees to pay additional consideration for acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the 1-3 years after they have been acquired. As of December 31, 2007, the Company has an obligation to pay up to an additional $3.7 million in consideration if the targets contained in various acquisition agreements are met. These obligations are associated with new build and tower acquisition programs within the Company’s site leasing segment. On certain acquisitions, at the Company’s option, additional consideration may be paid in cash or shares of Class A common stock. The Company records such obligations as additional consideration when it becomes probable that the targets will be met. For the years ended December 31, 2007 and 2006 certain earnings targets associated with the acquired towers were achieved, and therefore, the Company paid in cash $5.5 million and $2.1 million, respectively. In addition, for the year ended December 31, 2006, the Company issued approximately 13,000 shares of Class A common stock in settlement of contingent price amounts payable as a result of acquired towers exceeding certain performance targets. During the year ended December 31, 2007, the Company did not issue shares of Class A Common stock in settlement of contingent price amounts as a result of acquired towers exceeding certain performance targets.

21.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code that provides for voluntary employee contributions up to $15,000 of compensation. Employees have the opportunity to participate following completion of three months of employment and must be 21 years of age. Employer matching begins immediately upon the employee’s participation in the plan. For the years ended December 31, 2007, 2006 and 2005, the Company made a discretionary matching contribution of 50% of an employee’s contributions up to a maximum of $3,000. Company matching contributions were approximately $0.7 million, $0.5 million and $0.5 million for years ended December 31, 2007, 2006 and 2005, respectively.

22.	PENSION PLANS

The Company has a defined benefit pension plan (the “Pension Plan”) for all employees of AAT Communications hired on or before January 1, 1996. AAT ceased all benefit accruals for active participants on December 31, 1996. The Pension Plan was included in the acquisition of AAT Communications by the Company. The Pension Plan provides for defined benefits based on the number of years of service and average salary.

In December 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, which required the Company to recognize assets for all of its overfunded postretirement benefit plans and liabilities for its underfunded plans at December 31, 2006, with a corresponding noncash adjustment to accumulated other comprehensive loss, net of tax, in shareholders’ equity. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (PBO) of the plan. The adjustment to shareholders’ equity represents the net unrecognized actuarial losses and prior service costs in accordance with SFAS No. 87.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unrecognized amounts recorded in accumulated other comprehensive loss, net will be subsequently recognized as net periodic pension cost. Actuarial gains and losses that arise in future periods and are not recognized as net periodic pension cost in those periods will be recognized as increases or decreases in other comprehensive income, net of tax, in the period they arise. Actuarial gains and losses recognized in other comprehensive income are adjusted as they are subsequently recognized as a component of net periodic pension cost.

The incremental impact of adopting the provisions of SFAS No. 158 on the Company’s balance sheet at December 31, 2006 was to record $0.1 million of additional liability which is recorded in other long-term liabilities and in accumulated other comprehensive loss, net on the Company’s Consolidated Balance Sheet. The adoption of FAS 158 had no effect on the Company’s Statements of Operations or Cash Flows for the years ended December 31, 2007, 2006, and 2005. None of this amount is expected to be reclassified into the Consolidated Statements of Operations from accumulated other comprehensive loss, net during 2008.

The following table includes the components of pension costs, the fair value of plan assets, and the funded status of the Pension Plan for the year ended December 31, 2007 and the period of April 27 through December 31, 2006:

	As of December 31,
	2007	2006
	(in thousands)
Change in benefit obligation
Obligation at beginning of year	$1,748	$1,849
Interest Cost	100	66
Actuarial gain (loss)	142	(57)
Benefit payments	(107)	(110)

Obligation at end of year	$1,883	$1,748

Change in fair value of plan assets
Fair value of plan assets at April 27, 2006	$1,636	$1,532
Actual return on plan assets	192	84
Employer contributions	142	130
Benefits payments and plan expenses	(107)	(110)

Fair value of plan assets at end of year	$1,863	$1,636

The accumulated benefit obligation for the Pension Plan for the years ended December 31, 2007 and December 31, 2006 was approximately $1.9 million and $1.8 million, respectively. Information for the benefit obligations relative to the fair value of the Pension Plan’s assets is as follows as of December 31, 2007 (in thousands):

Projected benefit obligation	$1,883

Accumulated benefit obligation	$1,883

Fair value of plan assets	$1,863

Assumptions used to determined benefit obligations:
Discount rate	5.25%

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the components of net period pension costs (in thousands):

	As of December 31,
	2007	2006
	(in thousands)
Interest cost	$(100)	$(66)
Expected return on plan assets	98	62
Amortization of actuarial net loss	—	—

Net periodic pension cost	$(2)	$(4)

Assumptions used for net benefit cost:
Discount rate		5.25%
Expected long-term rate of return on plan assets		6.00%

Benefits paid by the Pension Plan were approximately $0.1 million for the each year ended December 31, 2007 and December 31, 2006. The Company expects to contribute $0.1 million to the Pension Plan in fiscal year 2008. The Pension Plan’s assets were invested in approximately 38% equity securities, 31% fixed income securities, and 31% in other securities at December 31, 2007.

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

The following table summarizes the future expected pension benefits to be paid (in thousands):

For the year ended December 31,
2008	$1,900
2009	—
2010	—
2011	—
2012	—
Thereafter	—

Total	$1,900

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	SEGMENT DATA

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

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment (1)	Total
			(in thousands)
For the year ended December 31, 2007
Revenues	$321,818	$24,349	$62,034	$—	$408,201
Cost of revenues	$88,006	$19,295	$56,052	$—	$163,353
Operating income (loss)	$39,878	$2,468	$(906)	$(11,393)	$30,047
Capital expenditures(2)	$384,430	$138	$408	$682	$385,658

For the year ended December 31, 2006
Revenues	$256,170	$16,660	$78,272	$—	$351,102
Cost of revenues	$70,663	$14,082	$71,841	$—	$156,586
Operating income (loss)	$30,037	$1,306	$7	$(11,842)	$19,508
Capital expenditures(2)	$1,187,903	$216	$1,233	$1,004	$1,190,356

For the year ended December 31, 2005
Revenues	$161,277	$13,549	$85,165	$—	$259,991
Cost of revenues	$47,259	$12,004	$80,689	$—	$139,952
Operating income (loss)	$14,349	$544	$(2,360)	$(8,338)	$4,195
Capital expenditures(2)	$100,879	$57	$361	$804	$102,101

Assets
As of December 31, 2007	$2,195,747	$6,395	$38,467	$143,714	$2,384,323
As of December 31, 2006	$1,952,126	$4,723	$42,476	$46,967	$2,046,292

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Includes acquisitions and related earn-outs.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(in thousands, except per share amounts)
Revenues	$108,903	$103,201	$100,289	$95,808
Operating income	9,700	5,311	7,811	7,225
Depreciation, accretion, and amortization	(44,340)	(42,949)	(41,650)	(40,293)
Loss from write-off of deferred financing fees and extinguishment of debt	—	—	(431)	—
Net loss	$(28,879)	$(17,534)	$(15,072)	$(16,394)

Per common share—basic and diluted:
Net loss per share	$(0.27)	$(0.17)	$(0.15)	$(0.16)

	Quarter Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(in thousands, except per share amounts)
Revenues	$96,750	$98,172	$87,376	$68,804
Operating income	6,054	6,316	2,820	4,318
Depreciation, accretion and amortization	(39,893)	(39,015)	(32,885)	(21,295)
Loss from write-off of deferred financing fees and extinguishment of debt	(3,361)	(34)	(53,838)	—
Net loss	$(24,265)	$(24,340)	$(75,638)	$(9,205)

Per common share - basic and diluted:
Net loss per share	$(0.23)	$(0.24)	$(0.77)	$(0.11)

Because loss per share amounts are calculated using the weighted average number of common and dilutive common shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total loss per share amounts for the year.

25.	SUBSEQUENT EVENTS

Subsequent to December 31, 2007, the Company acquired 47 towers for an aggregate purchase price of $19.1 million, all of which was paid in cash.

On January 18, 2008, Senior Finance obtained a $285.0 million, three-year senior secured revolving credit facility. The facility may be borrowed, repaid and redrawn, subject to compliance with certain covenants. Proceeds available under the facility may only be used for the construction or acquisition of towers and for ground lease buyouts. Amounts borrowed under the facility will accrue interest at Libor plus a margin that ranges from 150 basis points to 300 basis points or at a Base Rate plus a margin that ranges from 50 basis points to 200 basis points, based on consolidated total debt to annualized SBA Senior Finance EBITDA ratio (excluding the impact from the borrowers under the mortgage loan underlying the CMBS Certificates). Amounts borrowed under this facility will be secured by a first lien on substantially all of SBA Communications’, Telecommunications’ and Senior Finance’s assets not previously pledged under the CMBS Certificates and substantially all of the subsidiary guarantors’ assets and are guaranteed by SBA Communications, Telecommunications and the subsidiary guarantors. Subject to compliance with certain covenants, the facility does not restrict (1) the payment by Senior Finance to the Company of funds generated from operations, (2) the use of those funds by the Company and (3) the incurrence of additional indebtedness by the Company. As of February 22, 2008, availability under the credit facility was approximately $183.0 million of which $20 million has been drawn and is outstanding.