Form 10-Q
period 2008-03-31
SBA COMMUNICATIONS CORP
filed 2008-05-07
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “ large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 108,661,550 shares of Class A common stock outstanding as of May 2, 2008.

SBA COMMUNICATIONS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$126,983	$70,272
Short-term investments	11,787	55,142
Restricted cash	35,739	37,601
Accounts receivable, net of allowance of $827 and $1,186 in 2008 and 2007, respectively	16,369	20,183
Costs and estimated earnings in excess of billings on uncompleted contracts	20,583	21,453
Prepaid and other current assets	8,074	8,561

Total current assets	219,535	213,212

Property and equipment, net	1,197,094	1,191,969
Intangible assets, net	876,096	868,999
Deferred financing fees, net	33,788	33,578
Other assets	80,389	76,565

Total assets	$2,406,902	$2,384,323

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,641	$11,357
Accrued expenses	15,443	20,964
Deferred revenue	36,608	37,557
Interest payable	3,861	3,499
Billings in excess of costs and estimated earnings on uncompleted contracts	680	1,195
Other current liabilities	1,602	1,598

Total current liabilities	68,835	76,170

Long-term liabilities:
Long-term debt	1,945,000	1,905,000
Other long-term liabilities	67,180	65,762

Total long-term liabilities	2,012,180	1,970,762

Commitments and contingencies

Shareholders’ equity:
Preferred stock – par value $.01, 30,000 shares authorized, none issued or outstanding	—	—
Common stock – Class A, par value $.01, 200,000 shares authorized, 108,530 and 108,380 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	1,085	1,084
Additional paid-in capital	1,575,163	1,571,894
Accumulated deficit	(1,248,941)	(1,234,307)
Accumulated other comprehensive loss, net	(1,420)	(1,280)

Total shareholders’ equity	325,887	337,391

Total liabilities and shareholders’ equity	$2,406,902	$2,384,323

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended March 31,
	2008	2007
Revenues:
Site leasing	$89,375	$76,510
Site development	20,542	19,298

Total revenues	109,917	95,808

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	22,047	20,588
Cost of site development	18,188	16,878
Selling, general and administrative	10,491	10,824
Depreciation, accretion and amortization	47,353	40,293

Total operating expenses	98,079	88,583

Operating income	11,838	7,225

Other income (expense):
Interest income	2,098	1,226
Interest expense	(23,655)	(22,996)
Amortization of deferred financing fees	(2,489)	(1,792)
Other (expense) income	(2,348)	35

Total other expense	(26,394)	(23,527)

Loss before provision for income taxes	(14,556)	(16,302)
Provision for income taxes	(78)	(92)

Net loss	$(14,634)	$(16,394)

Basic and diluted loss per common share amounts:
Net loss per common share	$(0.13)	$(0.16)

Basic and diluted weighted average number of common shares	108,469	105,666

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(unaudited) (in thousands)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE, December 31, 2007	108,380	$1,084	$1,571,894	$(1,234,307)	$(1,280)	$337,391
Net loss	—	—	—	(14,634)	—	(14,634)
Amortization of deferred gain/loss from settlement of derivative financial instruments, net	—	—	—	—	(140)	(140)
Non-cash compensation	—	—	1,569	—	—	1,569
Common stock issued in connection with stock purchase/option plans	150	1	1,700	—	—	1,701

BALANCE, March 31, 2008	108,530	$1,085	$1,575,163	$(1,248,941)	$(1,420)	$325,887

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,634)	$(16,394)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization	47,353	40,293
Deferred tax benefit	(98)	—
Write-down of short-term investments	2,455	—
Loss (gain) on sale of assets	4	(18)
Non-cash compensation expense	1,535	1,417
Credit for doubtful accounts	(206)	—
Amortization of deferred financing fees	2,489	1,792
Amortization of deferred gain/loss on derivative financial instruments, net	(140)	(142)
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	4,376	4,714
Prepaid and other assets	(2,613)	(3,030)
Accounts payable and accrued expenses	(5,304)	(4,427)
Other liabilities	(472)	2,343

Net cash provided by operating activities	34,745	26,548

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of short-term investments	40,900	—
Capital expenditures	(8,362)	(5,771)
Acquisitions and related earn-outs	(50,382)	(51,804)
Proceeds from sale of fixed assets	20	25
Payment of restricted cash relating to tower removal obligations	(617)	(257)

Net cash used in investing activities	(18,441)	(57,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of fees paid	—	342,125
Repurchase and retirement of common stock	—	(91,236)
Proceeds from issuance of common stock warrants	—	27,261
Purchase of convertible note hedges	—	(77,200)
Borrowings under senior credit agreement	40,000	—
Proceeds from employee stock purchase/stock option plans	1,701	2,379
Net decrease of restricted cash relating to CMBS Certificates	1,879	1,580
Payment of deferred financing fees relating to CMBS Certificates and senior credit agreement	(3,173)	(314)

Net cash provided by financing activities	40,407	204,595

NET INCREASE IN CASH AND CASH EQUIVALENTS	56,711	173,336
CASH AND CASH EQUIVALENTS:
Beginning of period	70,272	46,148

End of period	$126,983	$219,484

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$23,503	$23,191

Income taxes	$58	$139

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Assets acquired through capital leases	$366	$166

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for SBA Communications Corporation. These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give a true indication of the results for the year.

2.	CURRENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133.” SFAS No. 161 establishes the disclosure requirements for derivative instruments and hedging activities and expands the disclosure requirements of FASB No. 133. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 161 will have on the Company’s consolidated financial condition, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) which requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141, some of which could have a material impact on how the Company accounts for business combinations. These changes include, among other things expensing acquisition costs as incurred as a component of selling, general and administrative expense. The Company presently capitalizes these acquisition costs. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of a business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 141 (R) will have on the Company’s consolidated financial condition, results of operations or cash flows.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”) which provides companies with an option to report selected financial assets and liabilities at their fair values. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 became effective for the Company on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial condition, results of operation or cash flows.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1 and FSP SFAS No. 157-2. FSP SFAS No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, the guidelines of SFAS No. 157 were applied in recording the Company’s short-term investments at their fair market value, which valuation is further discussed in Note 3. At January 1, 2008, the adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

3.	SHORT-TERM INVESTMENTS

Auction rate securities are debt instruments with long-term scheduled maturities that have interest rates that are typically reset at pre-determined intervals, usually every 7, 28, 35 or 90 days, at which time the securities would historically be purchased or sold, creating a liquid market. Historically an active secondary market existed for such investments and the rate reset for each instrument was an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. The Company intended to use the interest rate reset feature to provide the opportunity to maximize returns while preserving liquidity. Recent months auctions have failed due to insufficient demand in the marketplace. However, management believes it will be able to, and intends to, liquidate the auction rate securities within one year. As a result, these securities have been classified as short-term investments in current assets on the Company’s Consolidated Balance Sheets. As of March 31, 2008, the Company held auction rate securities with a par value of $29.8 million compared to a par value of $70.7 million at December 31, 2007. Gross purchases and sales of these investments are presented within “Cash flows from investing activities” on the Company’s Consolidated Statements of Cash Flows.

Traditionally, the fair value of auction rate securities approximated par value due to the frequent resets through the auction rate process. However, as a result of insufficient demand in the marketplace, the Company has not been able to liquidate the remaining auction rate securities held at March 31, 2008. SFAS 157 establishes a framework for measuring fair value and establishes a fair value hierarchy based on the inputs used to measure fair value. The Company estimated the fair value of these auction rate securities based on values provided by the firm managing the Company’s auction rate investments utilizing a Level 3 valuation methodology. SFAS No. 157 defines Level 3 valuations as those which rely on unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. Management validated the assumptions used in the valuation including the ultimate time horizon and coupon rate for these securities, the credit worthiness of the underlying assets and the counterparties, and the appropriate discount margins. Due to the lack of a secondary market for the Company’s auction rate securities, the established fair value of these securities is a matter of judgment. If the Company’s estimates regarding the fair value of these securities are incorrect, a future earnings charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and as such, the Company may be required to record additional unrealized losses for impairment if the Company determines there are further declines in their fair value.

The following table presents the Company’s auction rate securities measured at fair value:

Auction Rate Securities
(in thousands)
Beginning Balance, December 31, 2007	$55,142
Other-than-temporary impairment charge	(2,455)
Sales	(40,900)

Ending balance, March 31, 2008	$11,787

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company recorded the $2.5 million other-than-temporary impairment charge in other (expense) income on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2008.

On May 1, 2008, the Company received notification from the firm managing the Company’s auction rate securities that the fair value of these investments had further declined as of April 30, 2008. The estimated fair value of these investments as of April 30, 2008 is $9.5 million representing a decline of $2.3 million subsequent to March 31, 2008.

The Company reviewed its impairments in accordance with EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and Staff Accounting Bulletin Topic 5M “Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities,” to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. This treatment is appropriate when a loss in an investment is determined to be temporary in nature and the Company has the ability to hold the investment until a recovery in market value takes place. Such an unrealized loss does not affect the results of operations for the applicable accounting period because the loss is not viewed as other-than-temporary. An “other-than-temporary” impairment charge is recorded as a charge against earnings for the applicable accounting period. The Company determined that the entire impairment related to its auction rate securities was other-than-temporary and recorded an impairment charge in other income (expense) on its Consolidated Statements of Operations. The Company determined the other-than-temporary impairment classification based on a variety of factors, including the significant decline in fair value indicated for the individual investments and the adverse market conditions impacting auction rate securities. As of March 31, 2008, the Company intends to liquidate these securities within the next twelve months and does not believe that the current state of the credit markets requires the Company to reclassify them as long-term securities available for sale on its Consolidated Balance Sheets.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	RESTRICTED CASH

Restricted cash consists of the following:

	As of March 31, 2008	As of December 31, 2007	Included on Balance Sheet
	(in thousands)
CMBS Certificates	$33,375	$35,254	Restricted cash - current asset
Payment and performance bonds	2,364	2,347	Restricted cash - current asset
Surety bonds and workers compensation	16,490	15,873	Other assets - noncurrent

Total restricted cash	$52,229	$53,474

In connection with the issuance of the CMBS Certificates (as defined in Note 9), the Company is required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan agreement governing the CMBS Certificates, to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, and trustee and servicing expenses, and to reserve a portion of advance rents from tenants. Based on the terms of the CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The restricted cash held by the indenture trustee in excess of required reserve balances is subsequently released to the Borrowers (as defined in Note 9) on or before the 15 th calendar day following month end. All monies held by the indenture trustee after the release date are classified as restricted cash on the Company’s Consolidated Balance Sheets.

Payment and performance bonds relate primarily to collateral requirements relating to tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business primarily related to the Company’s tower removal obligations. In addition, at March 31, 2008 and December 31, 2007, the Company had pledged $2.2 million, as collateral related to its workers compensation policy. These amounts are included in other assets – noncurrent on the Company’s Consolidated Balance Sheets.

5.	ACQUISITIONS

During the first quarter of 2008, the Company acquired 49 completed towers, related assets and liabilities from various sellers as well as the equity interest of one entity, whose holdings consisted of 39 towers and related assets and liabilities. The aggregate consideration paid for these additional assets was $44.1 million, (excluding $1.8 million of cash payments for working capital adjustments, and due diligence and other acquisition related costs) all of which was paid in cash. The Company accounted for all of these tower acquisitions at fair market value at the date of each acquisition. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions. None of the acquisitions consummated, individually or in the aggregate, were significant to the Company and accordingly, pro forma financial information has not been presented. During the first quarter of 2008, the Company also paid, in cash, $3.1 million for land and easement purchases and $1.3 million for long-term lease extensions.

In accordance with the provisions of SFAS No. 141, “Business Combinations,” the Company continues to evaluate all acquisitions for one year after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met. These intangible assets represent the value associated with current leases in place at the acquisition date (“Current contract intangibles”) and future tenant leases anticipated to be added to the acquired towers (“Network location intangibles”) and were calculated using the discounted values of the current or future expected cash flows. The intangible assets are estimated to have an economic useful life consistent with the economic useful life of the related tower assets, which is typically 15 years.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

From time to time, the Company agrees to pay additional consideration for acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the 1-3 years after they have been acquired. During the first quarter of 2008, certain earnings targets associated with previously acquired towers were achieved, and therefore, the Company paid $0.6 million in cash. As of March 31, 2008, the Company had obligations to pay up to an additional $2.6 million in consideration if the performance targets contained in various acquisition agreements are met. These obligations are associated with new build and tower acquisition programs within the Company’s site leasing segment. In certain acquisitions, the additional consideration may be paid in cash or shares of Class A common stock at the Company’s option. The Company records such obligations as additional consideration when it becomes probable that the targets will be met.

6.	INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of March 31, 2008			As of December 31, 2007
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
	(in thousands)
Current contract intangibles	$618,174	$(64,991)	$553,183	$604,456	$(54,873)	$549,583
Network location intangibles	362,710	(39,797)	322,913	353,279	(33,863)	319,416

Intangible assets, net	$980,884	$(104,788)	$876,096	$957,735	$(88,736)	$868,999

All intangibles noted above are included in our site leasing segment. The Company amortizes its intangible assets over fifteen years. Amortization expense relating to the intangible assets above was $16.1 million and $12.7 million for the three months ended March 31, 2008 and 2007, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the purchase price is finalized for all acquisitions.

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of March 31, 2008	As of December 31, 2007
	(in thousands)
Towers and related components	$1,771,201	$1,741,662
Construction-in-process	6,384	5,265
Furniture, equipment and vehicles	29,309	28,877
Land, buildings and improvements	68,514	64,925

	1,875,408	1,840,729
Less: accumulated depreciation	(678,314)	(648,760)

Property and equipment, net	$1,197,094	$1,191,969

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. At March 31, 2008 and December 31, 2007, non-cash capital expenditures that are included in accounts payable and accrued expenses were $3.8 million and $4.3 million, respectively.

The amounts applicable to capital leases for vehicles included in property and equipment, net was:

	As of March 31, 2008	As of December 31, 2007
	(in thousands)
Vehicles	$1,326	$960
Less: accumulated depreciation	(164)	(113)

Vehicles, net	$1,162	$847

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of March 31, 2008	As of December 31, 2007
	(in thousands)
Costs incurred on uncompleted contracts	$105,876	$115,823
Estimated earnings	19,663	23,175
Billings to date	(105,636)	(118,740)

	$19,903	$20,258

These amounts are included in the accompanying Consolidated Balance Sheets under the following captions:

	As of March 31, 2008	As of December 31, 2007
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$20,583	$21,453
Billings in excess of costs and estimated earnings on uncompleted contracts	(680)	(1,195)

	$19,903	$20,258

At March 31, 2008, two significant customers comprise 65.2% of the costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, while at December 31, 2007, one significant customer comprised 66.6% of the costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	DEBT

Debt consists of the following:

	As of March 31, 2008	As of December 31, 2007
	(in thousands)
Commercial mortgage pass-through certificates, series 2005-1, secured, interest payable monthly in arrears, balloon payment principal of $405,000 with an anticipated repayment date of November 9, 2010. Interest at fixed rates ranging from 5.369% to 6.706%.	$405,000	$405,000
Commercial mortgage pass-through certificates, series 2006-1, secured, interest payable monthly in arrears, balloon payment principal of $1,150,000 with an anticipated repayment date of November 9, 2011. Interest at fixed rates ranging from 5.314% to 7.825%.	1,150,000	1,150,000
Convertible senior notes, unsecured, interest payable June 1 and December 1, aggregate principal amount of $350,000, with a maturity date of December 1, 2010. Interest at 0.375%.	350,000	350,000
Senior secured revolving credit facility, interest at varying rates ranging from 4.04% to 5.75% at March 31, 2008. Facility originated in January 2008.	40,000	—

Total debt	$1,945,000	$1,905,000

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The weighted average annual fixed coupon interest rate of the Initial CMBS Certificates is 5.6%, payable monthly, and the effective weighted average annual fixed interest rate is 4.8%, after giving effect to the settlement of two interest rate swap agreements entered into in contemplation of the transaction (see Note 10). The Initial CMBS Certificates have an anticipated repayment date of November 2010 with a final repayment date in 2035. The Company incurred deferred financing fees of $12.2 million associated with the closing of this transaction.

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

The weighted average annual fixed coupon interest rate of the Additional CMBS Certificates is 6.0%, payable monthly, and the effective weighted average annual fixed interest rate is 6.3% after giving effect to the settlement of the nine interest rate swap agreements entered into in contemplation of the transaction (see Note 10). The Additional CMBS Certificates have an anticipated repayment date of November 2011 with a final repayment date in 2036. The proceeds of the Additional CMBS Certificates were primarily used to repay the bridge loan incurred with the acquisition of AAT Communications Corporation and to fund required reserves and expenses associated with the Additional CMBS Transaction. The Company incurred deferred financing fees of $24.1 million associated with the closing of this transaction.

In connection with the issuance of the Additional CMBS Certificates, each of SBA Sites, Inc., SBA Structures, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc. and SBA Towers USVI, Inc. (the “Additional Borrowers” and together with SBA Properties, the “Borrowers”) were added as additional borrowers

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

under the mortgage loan and the principal amount of the mortgage loan was increased by $1.15 billion to an aggregate of $1.56 billion. The Borrowers are jointly and severally liable under the mortgage loan. The mortgage loan is to be paid from the operating cash flows from the aggregate 4,972 towers owned by the Borrowers. Subject to certain limited exceptions described below, no payments of principal will be required to be made in relation to the components of the mortgage loan corresponding to the Initial CMBS Certificates prior to the monthly payment date in November 2010, which is the anticipated repayment date for the components of the mortgage loan corresponding to the Initial CMBS Certificates, and no payments of principal will be required to be made in relation to the components of the mortgage loan corresponding to the Additional CMBS Certificates prior to the monthly payment date in November 2011 which is the anticipated repayment date for the components of the mortgage loan corresponding to the Additional CMBS Certificates.

The Borrowers may prepay the mortgage loan in whole or in part at any time prior to November 2010 for the components of the mortgage loan corresponding to the Initial CMBS Certificates and November 2011 for the components of the mortgage loan corresponding to the Additional CMBS Certificates upon payment of the applicable prepayment consideration. The prepayment consideration is determined per class and consists of an amount equal to the excess, if any, of (1) the present value on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date that is nine months prior to the anticipated repayment date, assuming the entire unpaid principal amount of such class is required to be paid, over (2) that portion of the principal balance of such class prepaid on the date of such prepayment. If the prepayment occurs (i) within nine months of the anticipated repayment date, (ii) with proceeds received as a result of any condemnation or casualty of the Borrowers’ sites or (iii) during an amortization period, no prepayment consideration is due. The entire unpaid principal balance of the mortgage loan components corresponding to the Initial CMBS Certificates will be due in November 2035 and those corresponding to the Additional CMBS Certificates will be due in November 2036. However, to the extent that the full amount of the mortgage loan component corresponding to the Initial CMBS Certificates or the amount of the mortgage loan component corresponding to the Additional CMBS Certificates are not fully repaid by their respective anticipated repayment dates, the interest rate of each component would increase by approximately 5% plus any difference between the contractual weighted average fixed interest rate in effect at the time of issuance of the CMBS Certificates and the then current weighted average fixed interest rate. The mortgage loan may be defeased in whole at any time prior to the anticipated repayment date.

The mortgage loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the tower sites and their operating cash flows, (2) a security interest in substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under the management agreement they entered into with SBA Network Management, Inc. (“SBA Network Management”), relating to the management of the Borrowers’ tower sites by SBA Network Management pursuant to which SBA Network Management arranges for the payment of all operating expenses and the funding of all capital expenditures out of amounts on deposit in one or more operating accounts maintained on the Borrowers’ behalf, (4) the Borrowers’ rights under certain site management agreements, (5) the Borrowers’ rights under certain tenant leases, (6) the pledge by SBA CMBS-1 Guarantor LLC and SBA CMBS-1 Holdings, LLC of equity interests of the initial borrower and SBA CMBS-1 Guarantor LLC, (7) the various deposit accounts and collection account of the Borrowers and (8) all proceeds of the foregoing. For each calendar month, SBA Network Management is entitled to receive a management fee equal to 7.5% of the Borrowers’ operating revenues for the immediately preceding calendar month. This management fee was reduced from 10% in connection with the issuance of the Additional CMBS Certificates.

In connection with the issuance of the CMBS Certificates, the Company is required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan governing the CMBS Certificates to fund certain reserve accounts for the payment of debt service costs, ground

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and service expenses, and to reserve a portion of advance rents from tenants on the 4,972 tower sites. Based on the terms of the CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The monies held by the indenture trustee are classified as restricted cash on the Company’s Consolidated Balance Sheets (see Note 4). The monies held by the indenture trustee in excess of required reserve balances are subsequently released to the Borrowers on or before the 15 th calendar day following month end. However, if the debt service coverage ratio, defined as the net cash flow (as defined in the Mortgage Loan Agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the debt service coverage ratio exceeds 1.15 times for a calendar quarter. Otherwise, on a monthly basis, the excess cash flow of the Borrowers held by the trustee after payment of principal, interest, reserves and expenses is distributed to the Borrowers. As of March 31, 2008, the Borrowers met the required debt service coverage ratio as defined by the mortgage loan agreement.

0.375% Convertible Senior Notes due 2010

On March 26, 2007, the Company issued $350.0 million of its 0.375% Convertible Senior Notes (the “Notes”). Interest is payable semi-annually on June 1 and December 1. The Notes have a maturity date of December 1, 2010. The Company incurred deferred financing fees of $8.6 million with the issuance of the Notes.

The Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 29.7992 shares per $1,000 principal amount of Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $33.56 per share or a 19% conversion premium based on the last reported sale price of $28.20 per share of Class A common stock on the Nasdaq Global Select Market on March 20, 2007. The Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing at any time after June 30, 2007 and only during such calendar quarter, if the last reported sale price of the Company’s Class A common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of Class A common stock on the last day of such preceding calendar quarter, (2) during the five business day period after any ten consecutive trading day period in which the trading price of a Note for each day in the measurement period was less than 95% of the product of the last reported sale price of Class A common stock and the applicable conversion rate, (3) if specified distributions to holders of Class A common stock are made or specified corporate transactions occur, and (4) at any time on or after October 12, 2010.

Upon conversion, the Company has the right to settle the conversion of each $1,000 principal amount of Notes with any of the three following alternatives, at its option: delivery of (1) 29.7992 shares of the Company’s Class A common stock, (2) cash equal to the value of 29.7992 shares of the Company’s Class A common stock calculated at the market price per share of the Company’s Class A common stock at the time of conversion or (3) a combination of cash and shares of the Company’s Class A common stock.

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

Concurrently with the sale of the Notes, the Company entered into convertible note hedge transactions with affiliates of two of the initial purchasers of the Notes. The initial strike price of the convertible note hedge transactions is $33.56 per share of the Company’s Class A common stock (the same as the initial conversion price of the Notes) and is similarly subject to certain customary adjustments. The convertible note hedge transactions cover 10,429,720 shares of Class A common stock. The cost of the convertible note hedge transactions was $77.2 million. A portion of the net proceeds from the sale of the Notes and the sold warrants discussed below, were used to pay for the cost of the convertible note hedge transactions. The cost of the convertible note hedge transactions was recorded as a reduction to additional paid-in capital on the Company’s Consolidated Balance Sheets.

Separately and concurrently with entering into the convertible note hedge transactions, the Company entered into sold warrant transactions whereby the Company sold warrants to each of the hedge counterparties to acquire 10,429,720 shares of Class A common stock at an initial exercise price of $55.00 per share. The aggregate proceeds from the issuance of the sold warrants were $27.3 million. The proceeds for the issuance of the sold warrants were recorded as an increase to additional paid-in capital on the Company’s Consolidated Balance Sheets.

Senior Secured Revolving Credit Facility

On January 18, 2008, SBA Senior Finance, Inc. (“SBASF”), an indirect wholly-owned subsidiary of the Company, entered into a $285.0 million senior secured revolving credit facility. On March 5, 2008, SBASF entered into a new lender supplement in connection with the senior secured revolving credit facility, which increased the commitment from $285.0 million to $335.0 million. The facility may be borrowed, repaid and redrawn, subject to compliance with the financial and other covenants in the Senior Credit Agreement (“Senior Credit Agreement”). Amounts borrowed under the facility are payable quarterly and accrue interest at LIBOR plus a margin that ranges from 150 basis points to 300 basis points or at a Base Rate (as defined in the Senior Credit Agreement) plus a margin that ranges from 50 basis points to 200 basis points, in each case based on the Consolidated Total Debt to Annualized Borrower EBITDA ratio (as defined in the Senior Credit Agreement and discussed below). The facility will terminate and SBASF will repay all amounts outstanding on the earlier of (i) the third anniversary of January 18, 2008 and (ii) the date which is three months prior to (x) the final maturity date of the Notes (or any instrument that refinances the Notes) or (y) the anticipated repayment date (November 9, 2010) of the Initial CMBS Certificates (or any other refinancing of these instruments). At the termination date, each lender under the facility may, in its sole discretion and upon the request of SBASF, extend the maturity date of the facility for one additional year. The proceeds available under the facility may only be used for the construction or acquisition of towers and for ground lease buyouts. The Company incurred deferred financing fees of $2.7 million associated with the closing of this transaction.

The Senior Credit Agreement requires SBASF and SBA Communications to maintain specific financial ratios, including, at the SBASF level, a Consolidated Total Debt to Annualized Borrower EBITDA ratio (as defined in the Senior Credit Agreement) that does not exceed 6.9 for any fiscal quarter and an Annualized Borrower EBITDA to Annualized Cash Interest Expense ratio (as defined in the Senior Credit Agreement) of not less than 2.0 for any fiscal quarter. In addition, the Company’s ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (as defined in the Senior Credit Agreement) for any fiscal quarter cannot exceed 9.9. The Senior Credit Agreement also contains customary affirmative and negative covenants that, among other things, limit SBASF’s ability to incur

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions or merge or consolidate, or engage in certain asset dispositions, including a sale of all or substantially all of our assets.

Upon the occurrence of certain bankruptcy and insolvency events with respect to the Company or certain of our subsidiaries, the revolving credit loans automatically terminate and all amounts due under the Senior Credit Agreement and certain other loan documents become immediately due and payable. If certain other events of default occur, including failure to pay the principal and interest when due, a breach of the Company’s negative covenants, or failure to perform any other requirement in the Senior Credit Agreement, the Guarantee and Collateral Agreement (as described below) and/or certain other debt instruments, including the Notes and the CMBS Certificates, then, with the permission of a majority of the lenders, the revolving credit commitments will terminate and all amounts due under the Senior Credit Agreement and certain other loan documents become immediately due and payable.

In connection with the senior secured revolving credit facility, the Company entered into a Guarantee and Collateral Agreement, pursuant to which SBA Communications, Telecommunications and substantially all of the domestic subsidiaries of SBASF which are not Borrowers under the CMBS Certificates, guaranteed amounts owed under the senior secured revolving credit facility. Amounts borrowed under the senior secured revolving credit facility will be secured by a first lien on substantially all SBASF’s assets not previously pledged under the CMBS Certificates and substantially all of the assets of the guarantors, other than leasehold, easement or fee interests in real property including SBA Communications and SBA Telecommunications.

During the first quarter of 2008, SBASF borrowed $40.0 million under this facility, which is included in long-term debt on the Company’s Consolidated Balance Sheets, and the Company used or designated such proceeds for construction and acquisition of towers and for ground lease buyouts. The weighted average effective interest rate of the January 2008 senior secured revolving credit facility for the three months ended March 31, 2008 was 4.79%. As of April 30, 2008, SBASF was in full compliance with the terms of the revolving credit facility and availability under the credit facility was approximately $227.5 million of which $20.0 million is currently outstanding.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

Additional CMBS Certificate Swaps

At various dates during 2006, in anticipation of the Additional CMBS Transaction (see Note 9), an indirect wholly-owned subsidiary of the Company entered into nine forward-starting interest rate swap agreements (the “Additional CMBS Certificate Swaps”), with an aggregate notional principal amount of $1.0 billion, to hedge the variability of future interest rates in anticipation of the issuance of debt, which the Company originally expected to be issued on or before December 21, 2007. Under the Additional CMBS Certificate Swaps, the subsidiary had agreed to pay a fixed interest rate ranging from 5.019% to 5.47% on the total notional amount of $1.0 billion, beginning on the originally expected debt issuance dates for a period of five years, in exchange for receiving floating payments based on the three month LIBOR on the same $1.0 billion notional amount for the same five year period.

On October 30, 2006, an indirect subsidiary of the Company entered into a purchase agreement with JP Morgan Securities, Inc., Lehman Brothers Inc. and Deutsche Bank Securities Inc. regarding the purchase and sale of $1.15 billion of commercial mortgage pass-through certificates issued by the Trust, a trust established by the Depositor. In connection with this agreement, the Company terminated the Additional CMBS Certificate Swaps, resulting in a $14.5 million settlement payment by the Company which was recorded in the Statements of Cash Flows as a financing activity. The Company determined a portion of the swaps to be ineffective, and as a result, the Company recorded $1.7 million as interest expense on the Consolidated Statements of Operations. The additional deferred loss of $12.8 million of

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the Additional CMBS Certificate Swaps was recorded in accumulated other comprehensive loss, net of applicable income taxes on the Company’s Consolidated Balance Sheets as this was determined to be an effective cash flow hedge. The deferred loss is being amortized utilizing the effective interest method over the anticipated five year life of the Additional CMBS Certificates and increases the effective interest rate on these certificates by 0.3% over the weighted average annual fixed interest rate of 6.0%. The Company recorded amortization of $0.6 million as interest expense on the Company’s Consolidated Statement of Operations for each of the three months ended March 31, 2008 and March 31, 2007.

Initial CMBS Certificate Swaps

On June 22, 2005, in anticipation of the Initial CMBS Transaction (see Note 9), an indirect wholly-owned subsidiary of the Company entered into two forward-starting interest rate swap agreements (the “Initial CMBS Certificate Swaps”), each with a notional principal amount of $200.0 million to hedge the variability of future interest rates on the Initial CMBS Transaction. Under the swap agreements, the subsidiary agreed to pay the counterparties a fixed interest rate of 4.199% on the total notional amount of $400.0 million, beginning on December 22, 2005 through December 22, 2010 in exchange for receiving floating payments based on the three-month LIBOR on the same notional amount for the same five-year period.

On November 4, 2005, an indirect subsidiary of the Company entered into a purchase agreement with Lehman Brothers Inc. and Deutsche Bank Securities Inc. regarding the purchase and sale of $405.0 million of commercial mortgage pass-through certificates issued by the Trust, a trust established by the Depositor. In connection with this agreement, the Company terminated the Initial CMBS Certificate Swaps, resulting in a $14.8 million settlement payment to the Company which was recorded in the Statements of Cash Flows as a financing activity. The Company determined the Initial CMBS Certificate Swaps to be effective cash flow hedges and recorded the deferred gain of the Initial CMBS Certificate Swaps in accumulated other comprehensive loss, net of applicable income taxes on the Company’s Consolidated Balance Sheets. The deferred gain is being amortized utilizing the effective interest method over the anticipated five-year life of the Initial CMBS Certificates and reduces the effective interest rate on the Certificates by 0.8%. The Company recorded amortization of $0.7 million as an offset to interest expense on the Company’s Consolidated Statements of Operations for each of the three months ended March 31, 2008 and March 31, 2007.

11.	COMMON STOCK AND COMPREHENSIVE LOSS

Common Stock

The Company has potential common stock equivalents related to its outstanding stock options and Convertible Senior Notes (see Note 9). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for the periods presented.

Comprehensive Loss

Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net loss and “other comprehensive loss.”

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Comprehensive loss is comprised of the following:

	For the three months ended March 31,
	2008	2007
	(in thousands)
Net loss	$(14,634)	$(16,394)
Other comprehensive loss for derivative instruments:
Amortization of deferred gain/loss from settlement of terminated swaps reclassified into consolidated statement of operations, net	(140)	(142)

Comprehensive loss	$(14,774)	$(16,536)

The Company’s other comprehensive loss for each of the three months ended March 31, 2008 and March 31, 2007 includes $0.7 million for amortization of accumulated other comprehensive income recorded as a reduction to interest expense relating to a deferred gain from the settlement of a derivative financial instrument in November 2005. This was offset in each period by $0.6 million for amortization of accumulated other comprehensive loss recorded as an increase to interest expense relating to the deferred loss from the settlement of the nine derivative financial instruments in November 2006.

12.	STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123R. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model in accordance with the provisions of SFAS No. 123R. The Company accounts for stock issued to non-employees in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” In accordance with EITF 96-18, the stock options granted to non-employees are valued using the Black-Scholes option-pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options to non-employees is the vesting date. Expense related to the options granted to non-employees is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.

Stock Options

The Company has three equity participation plans (the 1996 Stock Option Plan, the 1999 Equity Participation Plan and the 2001 Equity Participation Plan) whereby options (both non-qualified and incentive stock options), stock appreciation rights and restricted stock may be granted to directors, employees and consultants. Upon adoption of the 2001 Equity Participation Plan, no further grants were permitted under the 1996 Stock Option Plan and the 1999 Equity Participation Plan. The 2001 Equity Participation Plan provides for a maximum issuance of shares, together with all outstanding options and unvested shares of restricted stock under all three of the plans, equal to 15% of the Company’s Class A common stock outstanding, adjusted for shares issued and the exercise of certain options. These options generally vest between three and four years from the date of grant on a straight-line basis and typically have a seven-year or a ten-year life.

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

	For the three months ended March 31,
	2008	2007
Risk free interest rate	2.1% to 2.4%	4.5%
Dividend yield	0.0%	0.0%
Expected volatility	41.6%	42.7%
Expected lives	3.35 - 3.73 years	3.75 years

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s activities with respect to its stock option plans for the first three months of 2008 as follows:

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)
	(in thousands)
Outstanding at December 31, 2007	3,797	$15.67	7.2
Granted	832	$32.39
Exercised	(135)	$9.50
Canceled	(18)	$22.56

Outstanding at March 31, 2008	4,476	$18.96	6.4

Exercisable at March 31, 2008	2,028	$11.84	6.0

Unvested at March 31, 2008	2,448	$24.86	6.7

The weighted-average fair value of options granted during the three months ended March 31, 2008 and March 31, 2007 was $10.87 and $10.88, respectively. The total intrinsic value for options exercised during the three months ended March 31, 2008 and March 31, 2007 was $2.7 million and $6.6 million, respectively.

Employee Stock Purchase Plan

In 1999, the Board of Directors of the Company adopted the 1999 Stock Purchase Plan (the “Purchase Plan”). A total of 500,000 shares of Class A common stock were reserved for purchase under the Purchase Plan. During 2003, an amendment to the Purchase Plan was adopted which increased the number of shares reserved for purchase from 500,000 to 1,500,000 shares. The Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to 85% of the fair market value of Class A common stock on the last day of an offering period. During the three months ended March 31, 2008, approximately 15,300 shares of Class A common stock were issued under the Purchase Plan, which resulted in cash proceeds to the Company of $0.4 million compared to the three months ended March 31, 2007 when approximately 21,000 shares of Class A common stock were issued under the Purchase Plan, which resulted in cash proceeds to the Company of $0.5 million. In addition, the Company recorded $0.1 million of non-cash compensation expense relating to these shares for each of the three months ended March 31, 2008 and March 31, 2007.

In 2008, the Board of Directors of the Company adopted the 2008 Employee Stock Purchase Plan (the “2008 Plan”). A total of 500,000 shares of Class A common stock were reserved for purchase under the 2008 Plan. There have been no shares issued under the 2008 Plan.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-Cash Compensation Expense

The table below reflects a break out by category of the amounts recognized in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007, respectively, for non-cash compensation expense:

	For the three months ended March 31,
	2008	2007
	(in thousands)
Cost of revenues	$86	$60
Selling, general and administrative	1,449	1,357

Total cost of non-cash compensation included in loss before provision for income taxes	1,535	1,417
Amount of income tax recognized in earnings	—	—

Amount charged against loss	$1,535	$1,417

Impact on net loss per common share:
Basic and diluted	$(0.01)	$(0.01)

In addition, the Company capitalized $0.03 million and $0.4 million relating to non-cash compensation during the three months ended March 31, 2008 and March 31, 2007, respectively, to fixed and intangible assets.

13.	INCOME TAXES

The Company had taxable losses during the three months ended March 31, 2008 and March 31, 2007, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more likely than not” that the Company will generate sufficient taxable income in future periods to recognize the losses.

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

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment (1)	Total
	(in thousands)
Three months ended March 31, 2008
Revenues	$89,375	$4,985	$15,557	$—	$109,917
Cost of revenues	$22,047	$4,192	$13,996	$—	$40,235
Operating income (loss)	$13,650	$336	$96	$(2,244)	$11,838
Capital expenditures(2)	$58,639	$73	$264	$134	$59,110

Three months ended March 31, 2007
Revenues	$76,510	$4,717	$14,581	$—	$95,808
Cost of revenues	$20,588	$3,862	$13,016	$—	$37,466
Operating income (loss)	$9,949	$425	$131	$(3,280)	$7,225
Capital expenditures(2)	$57,066	$25	$93	$391	$57,575

Assets
As of March 31, 2008	$2,220,475	$5,507	$36,272	$144,648	$2,406,902
As of December 31, 2007	$2,195,747	$6,395	$38,467	$143,714	$2,384,323

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Includes acquisitions and related earn-outs.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. CONCENTRATION OF CREDIT RISK

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

	Percentage of Total Revenue for the three months ended March 31,
	2008	2007
Sprint	26.6%	30.4%
AT&T	20.6%	21.0%
Verizon	10.3%	9.9%
T-Mobile	10.1%	7.6%

	Percentage of Site Leasing Revenue for the three months ended March 31,
	2008	2007
Sprint	25.9%	27.0%
AT&T	24.7%	24.9%
T-Mobile	10.7%	8.2%
Verizon	10.2%	9.8%

	Percentage of Site Development Consulting Revenue for the three months ended March 31,
	2008	2007
Sprint	37.4%	51.9%
Verizon	20.3%	25.9%
Metro-PCS	14.6%	0.5%

	Percentage of Site Development Construction Revenue for the three months ended March 31,
	2008	2007
Sprint	27.1%	41.5%
T-Mobile	10.3%	6.0%

One significant customer comprised 33.7% and 42.9% of total gross accounts receivable at March 31, 2008 and December 31, 2007, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications towers in 47 of the 48 contiguous United States, Puerto Rico, and the U.S. Virgin Islands. Our principal business line is our site leasing business, which contributed 96.6% of our segment operating profit for the three months ended March 31, 2008. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative or acquired. As of March 31, 2008, we owned 6,325 towers, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to wireless service providers. We also manage or lease approximately 4,400 actual or potential communications sites, of which approximately 610 are revenue producing. Our second business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. Site leasing revenues are received primarily from wireless service provider tenants, including Alltel, AT&T, Sprint, T-Mobile and Verizon Wireless. Wireless service providers enter into numerous different tenant leases with us, each of which relates to the lease or use of space at an individual tower site. Tenant leases are generally for an initial term of five years renewable for five five-year periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3%– 4% per year, including the renewal option periods. Tenant leases are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the current term of the related lease agreements. Rental amounts received in advance are recorded as deferred revenue.

Cost of site leasing revenue primarily consists of:

•	Rental payments on ground and other underlying property leases;

•

Straight line rent adjustment for the difference between rental payments made and the expense recorded as if the payments had been made evenly throughout the minimum lease term (which may include renewal terms) of the underlying property lease;

•	Property taxes;

•	Site maintenance and monitoring costs (exclusive of employee related costs);

•	Utilities;

•	Property insurance; and

•	Deferred lease origination cost amortization.

For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as a result of adding additional customers to the tower. The amount of other direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower but typically do not make up a large percentage of total operating costs. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower or upgrading or repairing an access road or fencing. Lastly, land leases generally have an initial term of five years with five or more additional automatic renewal periods of five years at our option and provide for rent escalators which typically average 3%—4% annually or provide for term escalators of approximately 15%. Of the 6,325 towers in our portfolio, approximately 25% are located on parcels of land that we own, land subject to perpetual easements, or parcels of land that have a leasehold interest that extends beyond 50 years.

Our site leasing business generates substantially all of our segment operating profit. As indicated in the table below, our site leasing business generated 81.3 % of our total revenue during the three months ended March 31, 2008 and represented 96.6% of our total segment operating profit. For financial information regarding our operating segments, please see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Revenues
	For the three months ended March 31,
	2008	2007
	(dollars in thousands)
Site leasing revenue	$89,375	$76,510
Total revenues	$109,917	$95,808
Percentage of total revenue	81.3%	79.9%

	Segment Operating Profit
	For the three months ended March 31,
	2008	2007
	(dollars in thousands)
Site leasing segment operating profit (1)	$67,328	$55,922
Total segment operating profit (1)	$69,682	$58,342
Site leasing operating profit percentage contribution of total segment operating profit (1)	96.6%	95.9%

(1)

Site leasing segment operating profit and total segment operating profit are non-GAAP financial measures. We reconcile these measures and other Regulation G disclosures in this quarterly report in the section entitled Non-GAAP Financial Measures.

We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use, network expansion and network coverage requirements. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications. Furthermore, because our towers are strategically positioned and our customers typically do not relocate, we have historically experienced low customer churn as a percentage of revenue.

The following rollforward summarizes the activity in our tower portfolio from December 31, 2007 to March 31, 2008:

Number of Towers
Towers owned at December 31, 2007	6,220
Purchased towers	88
Constructed towers	20
Towers reclassified/disposed of (1)	(3)

Towers owned at March 31, 2008	6,325

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

Our revenue from site development construction contracts is recognized on the percentage-of-completion method of accounting, determined by the percentage of cost incurred to date compared to management’s estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contract nears completion. Revenue from our site development construction business may fluctuate from period to period depending on construction activities, which are a function of the timing and amount of our clients’ capital expenditures, the number and significance of active customer engagements during a period, weather and other factors.

Cost of site development consulting revenue and construction revenue include all costs of materials, salaries and labor costs, including payroll taxes, subcontract labor, vehicle expense and other costs directly and indirectly related to the projects. All costs related to site development consulting contracts and construction contracts are recognized as incurred.

The table below provides the percentage of our total revenues contributed by site development consulting services and site development construction services for the three months ended March 31, 2008 and 2007. Information regarding the total assets used in our site development services businesses is included in Note 14 of our Consolidated Financial Statements included in this quarterly report.

	Percentage of Total Revenues
	For the three months ended March 31,
	2008	2007
Site development consulting	4.5%	4.9%
Site development construction	14.2%	15.2%

CRITICAL ACCOUNTING POLICIES

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2007, included on the Form 10-K filed with the Securities and Exchange Commission on February 28, 2008. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Short-term Investments

We classify auction rate securities as short-term investments due to the short interest rate reset period. Auction rate securities are debt instruments with long-term scheduled maturities that have interest rates that are typically reset at pre-determined intervals, usually every 7, 28, 35 or 90 days, at which time the securities would historically be purchased or sold, creating a liquid market. Historically an active secondary market existed for such investments and the rate reset for each instrument was an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. We intended to use the interest rate reset feature to provide the opportunity to maximize returns while preserving liquidity. Recent months auctions have failed due to insufficient demand in the marketplace. However, management believes it will be able to, and intends to, liquidate the auction rate securities within one year. As a result, these securities have been classified as short-term investments in current assets on our Consolidated Balance Sheets.

Traditionally, the fair value of auction rate securities approximated par value due to the frequent resets through the auction rate process. However, as a result of insufficient demand in the marketplace, we have not been able to liquidate the remaining auction rate securities held at March 31, 2008. SFAS 157 establishes a framework for measuring fair value and establishes a fair value hierarchy based on the inputs used to measure fair value. We estimated the fair value of these auction rate securities based on values provided by the firm managing our auction rate investments utilizing a Level 3 valuation methodology. SFAS No. 157 defines Level 3 valuations as those which rely on unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. Management validated the assumptions used in the valuation including the ultimate time horizon and coupon rate for these securities, the credit worthiness of the underlying assets and the counterparties, and the appropriate discount margins. Due to the lack of a secondary market for our auction rate securities, the established fair value of these securities is a matter of judgment. If our estimates regarding the fair value of these securities are incorrect, a future earnings charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and as such, we may be required to record additional unrealized losses for impairment if we determine there are further declines in their fair value.

We recorded a $2.5 million other-than-temporary impairment charge in other (expense) income on our Consolidated Statements of Operations for the three months ended March 31, 2008. In addition, on May 1, 2008, we received notification from the firm managing our auction rate securities that the fair value of these investments had further declined as of April 30, 2008. The estimated fair value of these investments as of April 30, 2008 is $9.5 million representing a decline of $2.3 million subsequent to March 31, 2008.

We reviewed the impairment charge in accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, “ and Staff Accounting Bulletin Topic 5M “Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities,” to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. It occurs if a loss in an investment is determined to be temporary in nature and we have the ability and intent to hold the investment until a recovery in market value takes place. Such an unrealized loss does not reduce our net income for the applicable accounting period because the loss is not viewed as other-than-temporary. An impairment charge is recorded against earnings to the extent we determine that there is a loss of fair value that is other-than-temporary. We have determined that the entire impairment related to our auction rate securities was other–than–temporary and recorded an impairment charge in other income (expense) on our Consolidated Statements of Operations based on a variety of factors, including the significant decline in fair value indicated for the individual investments and the adverse market conditions impacting auction rate securities. In addition, as of March 31, 2008, we intend to liquidate these securities within the next twelve months and do not believe that the current state of the credit markets requires us to reclassify them as long-term marketable securities on our Consolidated Balance Sheets.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues:

	For the three months ended March 31,
	2008	Percentage of Revenues	2007	Percentage of Revenues	Dollar Change	Percentage Change
	(in thousands, except for percentages)
Site leasing	$89,375	81.3%	$76,510	79.9%	$12,865	16.8%
Site development consulting	4,985	4.5%	4,717	4.9%	268	5.7%
Site development construction	15,557	14.2%	14,581	15.2%	976	6.7%

Total revenues	$109,917	100.0%	$95,808	100.0%	$14,109	14.7%

Site leasing revenues increased $12.9 million due to an increase in the number of tenants and the amount of equipment added to our historical towers and from revenue generated by the towers that we acquired or constructed subsequent to March 31, 2007. As of March 31, 2008, we had 15,726 tenants as compared to 13,866 tenants at March 31, 2007. Additionally, we have experienced, on average, higher rents per tenant due to higher rents from new tenants, higher rents upon renewals by existing tenants and higher rents from additional equipment added by existing tenants.

Site development consulting and construction revenues increased $1.2 million as a result of a higher volume of work in the first quarter of 2008 versus the same period of 2007.

Operating Expenses:

	For the three months ended March 31,
	2008	2007	Dollar Change	Percentage Change
	(in thousands)
Cost of revenues (exclusive of depreciation, accretion and amortization):
Site leasing	$22,047	$20,588	$1,459	7.1%
Site development consulting	4,192	3,862	330	8.6%
Site development construction	13,996	13,016	980	7.5%
Selling, general and administrative	10,491	10,824	(333)	(3.1)%
Depreciation, accretion and amortization	47,353	40,293	7,060	17.5%

Total operating expenses	$98,079	$88,583	$9,496	10.7%

Site leasing cost of revenues increased $1.5 million primarily as a result of the growth in the number of towers owned by us, which was 6,325 at March 31, 2008 up from 5,702 at March 31, 2007.

Site development construction cost of revenues increased $1.0 million as a result of a higher volume of work in the first quarter of 2008 versus the same period of 2007.

Selling, general and administrative expenses decreased $0.3 million primarily as a result of approximately $0.9 million of one-time net benefits associated with the reduction of accruals during the three months ended March 31, 2008 offset by an increase in salaries, benefits and other back office expenses resulting primarily from a higher number of employees and standard cost of living increases. Additionally, selling, general and administrative expenses included $1.4 million of non-cash compensation expense that we recognized in accordance with SFAS 123R for each of the three months ended March 31, 2008 and March 31, 2007.

Depreciation, accretion and amortization expense increased $7.1 million to $47.4 million for the three months ended March 31, 2008 from $40.3 million for the three months ended March 31, 2007 due to an increase in the number of towers and associated intangible assets owned at March 31, 2008 compared to those owned at March 31, 2007.

Operating Income:

Operating income was $11.8 million for the three months ended March 31, 2008 as compared to $7.2 million for the three months ended March 31, 2007. The increase of $4.6 million is primarily the result of higher revenues without a commensurate increase in cost of revenues in the site leasing segment offset by an increase in depreciation, accretion and amortization expense.

Segment Operating Profit:

	For the three months ended March 31,
	2008	2007	Dollar Change	Percentage Change
	(in thousands)
Segment operating profit:
Site leasing	$67,328	$55,922	$11,406	20.4%
Site development consulting	793	855	(62)	(7.3)%
Site development construction	1,561	1,565	(4)	(0.3)%

Total	$69,682	$58,342	$11,340	19.4%

The increase in site leasing segment operating profit related primarily to additional revenue generated by the number of towers acquired and constructed after March 31, 2007, increased revenue from the increased number of tenants and tenant equipment on our sites in the first quarter of 2008 compared to the first quarter of 2007, control of our site leasing cost of revenue and the positive impact of our ground lease purchase program. We reconcile these non-GAAP financial measures and provide the Regulation G disclosures in this quarterly report in the section titled Non-GAAP Financial Measures.

Other Income (Expense):

	For the three months ended March 31,
	2008	2007	Dollar Change	Percentage Change
	(in thousands)
Interest income	$2,098	$1,226	$872	71.1%
Interest expense	(23,655)	(22,996)	(659)	2.9%
Amortization of deferred financing fees	(2,489)	(1,792)	(697)	38.9%
Other (expense) income	(2,348)	35	(2,383)	(6,808.0)%

Total other expense	$(26,394)	$(23,527)	$(2,867)	12.2%

Interest income increased $0.9 million for the three months ended March 31, 2008 when compared to the three months ended March 31, 2007. The increase is primarily the result of investment earnings on the remaining net proceeds of the Convertible Senior Notes (the “Notes”) offering completed at the end of the first quarter of 2007 and higher cash balances generated from cash flow from operations.

Interest expense for the three months ended March 31, 2008 increased $0.7 million compared to the three months ended March 31, 2007. This increase is primarily due to the higher aggregate amount of debt outstanding during the first quarter of 2008 compared to the first quarter of 2007. Specifically, we had funds drawn on our senior secured revolving credit facility during part of the first quarter of 2008, and our $350.0 million of Notes were outstanding for the entire period. By comparison, we had no outstanding revolving loans during the first quarter of 2007 and the Notes were only outstanding from March 26, 2007.

Amortization of deferred financing fees increased by $0.7 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This increase was due to the amortization of fees relating to the senior secured revolving credit facility entered into in the first quarter of 2008 and our $350.0 million Notes issuance in March 2007.

Other (expense) income of $2.4 million includes an other-than-temporary impairment charge on short-term investments of $2.5 million for the three months ended March 31, 2008 associated with our investments in auction rate securities. See discussion in “Liquidity and Capital Resources” below as well as Note 3 to the Consolidated Financial Statements for more information on our investments in auction rate securities and this other-than temporary impairment charge.

Adjusted EBITDA:

Adjusted EBITDA was $61.5 million for the three months ended March 31, 2008 as compared to $49.0 million for the three months ended March 31, 2007. The increase of $12.5 million is primarily the result of increased segment operating profit from our site leasing segment. We reconcile this measure and provide other Regulation G disclosures in this quarterly report in the section titled Non-GAAP Financial Measures.

Net Loss:

Net loss was $14.6 million for the three months ended March 31, 2008 as compared to $16.4 million for the three months ended March 31, 2007, a decrease of $1.8 million. The decrease in net loss is primarily a result of increased segment operating profit from our site leasing segment offset by increases in depreciation, accretion and amortization expenses and other expense associated with the other-than-temporary impairment of our auction rate securities investments.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation (“SBA Communications”) is a holding company with no business operations of its own. SBA Communications only significant asset is the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”) which is also a holding company that owns the outstanding capital stock of SBA Senior Finance, Inc. (“SBA Senior Finance”), which, directly or indirectly, owns the equity interest in substantially all of our subsidiaries. We conduct all of our business operations through our SBA Senior Finance subsidiaries, primarily the borrowers under the mortgage loan underlying the CMBS Certificates, and SBA Senior Finance II LLC. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries.

A summary of our cash flows is as follows:

For the three months ended March 31, 2008
(in thousands)
Summary cash flow information:
Cash provided by operating activities	$34,745
Cash used in investing activities	(18,441)
Cash provided by financing activities	40,407

Increase in cash and cash equivalents	56,711
Cash and cash equivalents, December 31, 2007	70,272

Cash and cash equivalents, March 31, 2008	$126,983

Sources of Liquidity

We have traditionally funded our growth, including our tower portfolio growth, through long-term indebtedness and equity issuances. In addition, we also fund our growth with cash flows from operations.

Cash provided by operating activities was $34.7 million for the three months ended March 31, 2008 as compared to $26.5 million for the three months ended March 31, 2007. This increase was primarily the result of increased segment operating profit from the site leasing segment.

On January 18, 2008, SBA Senior Finance entered into a $285.0 million senior secured revolving credit facility. On March 5, 2008, SBA Senior Finance entered into a new lender supplement in connection with the senior secured revolving credit facility, which increased the commitment from $285.0 million to $335.0 million. The facility may be borrowed, repaid and redrawn, subject to compliance with certain covenants. Proceeds available under the facility may only be used for the construction or acquisition of towers and for ground lease buyouts. Amounts borrowed under the facility will accrue interest at Libor plus a margin that ranges from 150 basis points to 300 basis points or at a Base Rate plus a margin that ranges from 50 basis points to 200 basis points, in each case based on consolidated total debt to annualized SBA Senior Finance’s EBITDA ratio (calculated excluding the impact from the borrowers under the mortgage loan underlying the CMBS Certificates). The material terms of the senior secured revolving credit facility are described below under “Debt Instruments – Senior Secured Revolving Credit Facility.” As of April 30, 2008, availability under the credit facility was approximately $227.5 million of which $20.0 million is currently outstanding.

In order to manage our leverage position and/or to ensure continued compliance with our financial covenants, we may decide to pursue a variety of actions. These actions may include the issuance of additional indebtedness, the repurchase of outstanding indebtedness for cash or equity, selling certain assets or lines of business, issuing common stock or securities convertible into shares of common stock, or pursuing other financing alternatives, including securitization transactions. If implemented, these actions could materially impact the amount and composition of indebtedness outstanding, increase our interest expense and/or dilute our existing shareholders. We cannot assure you that we will implement any of these strategies or that, if implemented, these strategies could be implemented on terms favorable to us and our shareholders.

Equity Issuances

We have on file with the Securities and Exchange Commission (the “Commission”) shelf registration statements on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers, companies who own towers or companies that provide related services. During the three months ended March 31, 2008, we did not issue any shares of Class A common stock under these registration statements for the acquisition of towers. As of March 31, 2008, we had approximately 3.8 million shares of Class A common stock remaining under these shelf registration statements.

On April 14, 2006, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, shares of preferred stock, which may be represented by depositary shares, unsecured senior, senior subordinated or subordinated debt securities, and warrants to purchase any of these securities in any amounts approved by our board of directors, subject to the requirements of the Nasdaq Stock Market and the securities and other laws applicable to us. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. During the three months ended March 31, 2008, we did not issue any securities under this automatic shelf registration statement.

Uses of Liquidity

Our principal use of liquidity is cash capital expenditures associated with the growth of our tower portfolio. Our cash capital expenditures, including cash used for acquisitions, for the three months ended March 31, 2008 were $58.7 million. The $58.7 million included cash capital expenditures of $47.3 million that we incurred in connection with the acquisition of 88 completed towers and earnouts paid associated with previous acquisitions, net of related prorated rental receipts and payments. This amount also includes $6.0 million related to new tower construction, $1.0 million for maintenance tower capital expenditures, $1.1 million for augmentations and tower upgrades, $0.2 million for general corporate expenditures, and $3.1 million for ground lease purchases. The $6.0 million of new tower construction included costs associated with the completion of 20 new towers during the three months ended March 31, 2008 and costs incurred on sites currently in process.

We currently expect to incur cash capital expenditures associated with tower maintenance and general corporate expenditures of $5.5 million to $7.5 million during 2008. Based upon our current plans, we expect discretionary cash capital expenditures during 2008 to be at least $355.0 million to $375.0 million. Primarily, these cash capital expenditures relate to the 80 to 100 towers we intend to build in 2008, ground lease purchases and our 2008 tower acquisition plans, including, as of April 30, 2008, the 20 towers acquired since March 31, 2008 and the 579 towers that are subject to pending acquisition agreements. We estimate we will incur approximately $1,000 per tower per year for capital improvements or modifications to our towers.

All of these planned cash capital expenditures are expected to be funded by cash on hand, cash flow from operations and borrowings under the senior secured revolving credit facility. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build program and tower acquisition program, and our ground lease purchase program.

Debt Service Requirements

At March 31, 2008, we had $405.0 million outstanding of Initial CMBS Certificates. The Initial CMBS Certificates have an anticipated repayment date of November 15, 2010. Interest on the Initial CMBS Certificates is payable monthly at a weighted average annual fixed coupon interest rate of 5.6%. Based on the amounts outstanding at March 31, 2008, annual debt service on the Initial CMBS Certificates is $22.7 million.

At March 31, 2008, we had $1.15 billion outstanding of Additional CMBS Certificates. The Additional CMBS Certificates have an anticipated repayment date of November 15, 2011. Interest on the Additional CMBS Certificates is payable monthly at a weighted average annual fixed coupon interest rate of 6.0%. Based on the amounts outstanding at March 31, 2008, annual debt service on the Additional CMBS Certificates is $68.9 million.

At March 31, 2008, we had $350.0 million outstanding of Notes. The Notes have a maturity date of December 1, 2010. Interest on the Notes is payable semi-annually each June 1 and December 1 at an annual rate of 0.375%. Based on the amounts outstanding at March 31, 2008, annual debt service on the Notes is $1.3 million.

At March 31, 2008, we had $40.0 million outstanding under our $335.0 million senior secured revolving credit facility. Interest on the senior secured revolving credit facility is generally payable quarterly on the last day of each quarter. The facility will terminate and we will repay all amounts outstanding on the earlier of (i) the third anniversary of January 18, 2008 and (ii) the date which is three months prior to (x) the final maturity date of the Notes (or any instrument that refinances the Notes) or (y) the anticipated repayment date (November 9, 2010) of the Initial CMBS Certificates (or any other refinancing of these instruments). At the termination date, each lender under the facility may, in its sole discretion and upon the request by us, extend the maturity date of the facility for one additional year. Based on the outstanding amount and rates in effect at March 31, 2008, we estimate our annual debt service to be approximately $1.7 million.

At March 31, 2008, we believe that our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

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

The weighted average annual fixed coupon interest rate of the Initial CMBS Certificates is 5.6%, and the effective weighted average annual fixed interest rate is 4.8% after giving effect to the settlement of two interest rate swap agreements entered into in contemplation of the transaction. The Initial CMBS Certificates have anticipated repayment date of November 2010 with a final repayment date in 2035. The proceeds of the Initial CMBS Certificates were primarily used to purchase the prior senior credit facility of SBA Senior Finance and to fund reserves and pay expenses associated with the offering.

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

The weighted average annual fixed coupon interest rate of the Additional CMBS Certificates is 6.0%, and the effective weighted average annual fixed interest rate is 6.3% after giving effect to the settlement of nine interest rate swap agreements entered into in contemplation of the transaction. The Additional CMBS Certificates have an anticipated repayment date of November 2011 with a final repayment date in 2036. The proceeds of the Additional CMBS Certificates were primarily used to repay the bridge loan incurred with the acquisition of AAT and to fund required reserves and expenses associated with the Additional CMBS Transaction.

In connection with the issuance of the Additional CMBS Certificates, each of SBA Sites, Inc., SBA Structures, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc. and SBA Towers USVI, Inc. (the “Additional Borrowers” and collectively with SBA Properties, the “Borrowers”) were added as additional borrowers under the mortgage loan and the principal amount of the mortgage loan was increased by $1.15 billion to an aggregate of $1.56 billion. The Borrowers are jointly and severally liable under the mortgage loan. The mortgage loan is to be paid from the operating cash flows from the aggregate 4,972 towers owned by the Borrowers. Subject to certain limited exceptions described below, no payments of principal will be required to be made for the components of the mortgage loan corresponding to the Initial CMBS Certificates prior to the monthly payment date in November 2010, which is the anticipated repayment date for the components of the mortgage loan corresponding to the Initial CMBS Certificates, and no payments of principal will be required to be made for the components of the mortgage loan corresponding to the Additional CMBS Certificates prior to the monthly payment date in November 2011, which is the anticipated repayment date for the components of the mortgage loan corresponding to the Additional CMBS Certificates.

The Borrowers may prepay the mortgage loan in whole or in part at any time prior to November 2010 for the components of the mortgage loan corresponding to the Initial CMBS Certificates and November 2011 for the components of the mortgage loan corresponding to the Additional CMBS Certificates upon payment of the applicable prepayment consideration. The prepayment consideration is determined per class and consists of an amount equal to the excess, if any, of (1) the present value on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date that is nine months prior to the anticipated repayment date, assuming the entire unpaid principal amount of such class is required to be paid, over (2) that portion of the principal balance of such class prepaid on the date of such prepayment. If the prepayment occurs (i)

within nine months of the anticipated repayment date, (ii) with proceeds received as a result of any condemnation or casualty of the Borrowers’ sites or (iii) during an amortization period, no prepayment consideration is due. The entire unpaid principal balance of the mortgage loan components corresponding to the Initial CMBS Certificates will be due in November 2035 and those corresponding to the Additional CMBS Certificates will be due in November 2036. However, to the extent that the full amount of the mortgage loan component corresponding to the Initial CMBS Certificates or the amount of the mortgage loan component corresponding to the Additional CMBS Certificates are not fully repaid by their respective anticipated repayment dates, the interest rate of each component would increase by approximately 5% plus any difference between the contractual weighted average fixed interest rate in effect at the time of issuance of the CMBS Certificates and the then current weighted average fixed interest rate. The mortgage loan may be defeased in whole at any time.

The mortgage loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the Borrowers’ tower sites and their operating cash flows, (2) a security interest in substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under the management agreement entered into with SBA Network Management, Inc. (“SBA Network Management”) relating to the management of the Borrowers’ tower sites by SBA Network Management pursuant to which SBA Network Management arranges for the payment of all operating expenses and the funding of all capital expenditures out of amounts on deposit in one or more operating accounts maintained on the Borrowers’ behalf, (4) the Borrowers’ rights under certain site management agreements, (5) the Borrowers’ rights under certain tenant leases, (6) the pledge by SBA CMBS-1 Guarantor LLC and SBA CMBS-1 Holdings, LLC of equity interests of the initial borrower and SBA CMBS-1 Guarantor LLC, (7) the various deposit accounts and collection account of the Borrowers and (8) all proceeds of the foregoing. For each calendar month, SBA Network Management is entitled to receive a management fee equal to 7.5% of the Borrowers’ operating revenues for the immediately preceding calendar month. This management fee was reduced from 10% in connection with the issuance of the Additional CMBS Certificates.

In connection with the issuance of the CMBS Certificates, we are required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan governing the CMBS Certificates to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and service expenses, and to reserve a portion of advance rents from tenants on the 4,972 tower sites. Based on the terms of the CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The monies held by the indenture trustee are classified as restricted cash on our Consolidated Balance Sheets. The monies held by the indenture trustee in excess of required reserve balances are subsequently released to the Borrowers on or before the 15 th calendar day following month end. However, if the debt service coverage ratio, defined as the Net Cash Flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time as the debt service coverage ratio exceeds 1.15 times for a calendar quarter. Otherwise, on a monthly basis, the excess cash flow of the Borrowers held by the Trustee after payment of principal, interest, reserves and expenses is distributed to the Borrowers. As of March 31, 2008, we met the required debt service coverage ratio as defined by the mortgage loan agreement.

0.375% Convertible Senior Notes due 2010

On March 26, 2007 we issued $350.0 million of our 0.375% Convertible Senior Notes due 2010. Interest is payable semi-annually on June 1 and December 1. The maturity date of the Notes is

December 1, 2010. The Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 29.7992 shares per $1,000 principal amount of Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $33.56 per share or a 19% conversion premium based on the last reported sale price of $28.20 per share of Class A common stock on the Nasdaq Global Select Market on March 20, 2007. The Notes are only convertible under the following circumstances:

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

Upon conversion, we have the right to settle the conversion of each $1,000 principal amount of Notes with any of the three following alternatives, at our option: delivery of (1) 29.7992 shares of our Class A common stock, (2) cash equal to the value of 29.7992 shares of our Class A common stock calculated at the market price per share of our Class A common stock at the time of conversion or (3) a combination of cash and shares of our Class A common stock.

Concurrently with the sale of the Notes, we entered into convertible note hedge transactions whereby we purchased from affiliates of two of the initial purchasers of the Notes, an option covering 10,429,720 shares of our Class A common stock at an initial price of $33.56 per share. Separately and concurrently with the sale of the Notes, we entered into sold warrant transactions whereby we sold to affiliates of two of the initial purchasers of the Notes warrants to acquire 10,429,720 shares of our Class A common stock at an initial exercise price of $55.00 per share. The convertible note hedge transactions and the sold warrant transactions, taken as a whole, effectively increase the conversion price of the Notes from $33.56 per share to $55.00 per share. As we cannot determine when, or whether, the Notes will be converted, the convertible note hedge transactions and the sold warrant transactions, taken as a whole, minimize the liquidity risk associated with early conversion of the Notes until such time that our Class A common stock is trading at a price above $55.00 per share (the upper strike of the sold warrants).

Senior Secured Revolving Credit Facility

On January 18, 2008, SBA Senior Finance, an indirect wholly-owned subsidiary of the SBA Communications, entered into a $285.0 million senior secured revolving credit facility. On March 5, 2008, SBA Senior Finance entered into a new lender supplement in connection with the senior secured revolving credit facility, which increased the commitment from $285.0 million to $335.0 million. The facility which may be borrowed, repaid and redrawn, subject to compliance with the financial and other covenants in the Senior Credit Agreement. Amounts borrowed under the facility are payable quarterly and accrue interest at LIBOR plus a margin that ranges from 150 basis points to 300 basis points or at a Base Rate (as defined in the Senior Credit Agreement) plus a margin that ranges from 50 basis points to 200 basis points, in each case based on the Consolidated Total Debt to Annualized Borrower EBITDA ratio

(as defined in the Senior Credit Agreement and discussed below). The facility will terminate and SBA Senior Finance will repay all amounts outstanding on the earlier of (i) the third anniversary of January 18, 2008 and (ii) the date which is three months prior to (x) the final maturity date of the Notes (or any instrument that refinances the Notes) or (y) the anticipated repayment date (November 9, 2010) of the Initial CMBS Certificates (or any other refinancing of these instruments). At the termination date, each lender under the facility may, in its sole discretion and upon the request of SBA Senior Finance, extend the maturity date of the facility for one additional year. The proceeds available under the facility may only be used for the construction or acquisition of towers and for ground lease buyouts.

The Senior Credit Agreement requires SBA Senior Finance and SBA Communications to maintain specific financial ratios, including, at the SBASF level, a Consolidated Total Debt to Annualized Borrower EBITDA ratio (as defined in the Senior Credit Agreement) that does not exceed 6.9 for any fiscal quarter and an Annualized Borrower EBITDA to Annualized Cash Interest Expense ratio (as defined in the Senior Credit Agreement) of not less than 2.0 for any fiscal quarter. In addition, SBA Communications’ ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (as defined in the Senior Credit Agreement) for any fiscal quarter cannot exceed 9.9. The Senior Credit Agreement also contains customary affirmative and negative covenants that, among other things, limit SBA Senior Finance’s ability to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions or merge or consolidate, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. As of March 31, 2008, we were in full compliance with the financial covenants contained in this agreement.

Upon the occurrence of certain bankruptcy and insolvency events with respect to SBA Communications or certain of our subsidiaries, the revolving credit loans automatically terminate and all amounts due under the Senior Credit Agreement and certain other loan documents become immediately due and payable. If certain other events of default occur, including failure to pay the principal and interest when due, a breach of the Company’s negative covenants, or failure to perform any other requirement in the Senior Credit Agreement, the Guarantee and Collateral Agreement (as described below) and/or certain other debt instruments, including the Notes and the CMBS Certificates, then with the permission of a majority of the lenders, the revolving credit commitments will terminate and all amounts due under the Senior Credit Agreement and certain other loan documents become immediately due and payable.

In connection with the senior secured revolving credit facility, we entered into a Guarantee and Collateral Agreement, pursuant to which SBA Communications, Telecommunications and substantially all of the domestic subsidiaries of SBA Senior Finance which are not Borrowers under the CMBS Certificates guaranteed amounts owed under the senior secured revolving credit facility. Amounts borrowed under the senior secured revolving credit facility will be secured by a first lien on substantially all of SBA Senior Finance’s assets not previously pledged under the CMBS Certificates and substantially all of the assets of the guarantors, other than leasehold, easement or fee interests in real property including SBA Communications and SBA Telecommunications.

As of April 30, 2008, availability under the credit facility was approximately $227.5 million, of which $20.0 million is currently outstanding.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133.” SFAS No. 161 establishes the disclosure requirements for derivative instruments and hedging activities and expands the disclosure requirements of FASB No. 133. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact the adoption of SFAS No. 161 will have on our consolidated financial condition, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) which requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141, some of which could have a material impact on how we account for business combinations. These changes include, among other things expensing acquisition costs as incurred as a component of selling, general and administrative expenses. We presently capitalize these acquisition costs. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of business combinations. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS No. 141 (R) will have on our consolidated financial condition, results of operations or cash flows.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”) which provides companies with an option to report selected financial assets and liabilities at their fair values. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 became effective for the Company on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1 and FSP SFAS No. 157-2. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, the guidelines of SFAS No. 157 were applied in recording our short-term investments at their fair market value, which valuation is further discussed in Note 3. At January 31, 2008, the adoption of SFAS No. 157 did not have a material impact on our consolidated financial condition, results of operations or cash flows.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and interest rates associated with our debt instruments assuming our actual level of indebtedness as of March 31, 2008:

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(in thousands)
Long-term debt:
Fixed rate CMBS Certificates (1)	$—	$—	$405,000	$1,150,000	$—	$—	$1,555,000	$1,478,013
0.375% Convertible Senior Notes	$—	$—	$350,000	$—	$—	$—	$350,000	$375,375
Senior Secured Revolving Credit Facility	$—	$—	$40,000	$—	$—	$—	$40,000	$40,000

(1)	The anticipated repayment date is November 2010 for the $405,000 of Initial CMBS Certificates and November 2011 for the $1,150,000 Additional CMBS Certificates.

Our current primary market risk exposure is interest rate risk relating to (1) the impact of interest rate movements on our ability to refinance the CMBS Certificates on their expected repayment dates or at maturity at market rates, (2) our ability to meet financial covenants and (3) the interest rate associated with our floating rate loans that are outstanding under the senior secured revolving credit facility. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

We also face market risk exposure associated with our investment in auction rate securities. The current conditions in the credit markets have resulted in a cumulative other-than-temporary impairment of these securities of $18.0 million as of March 31, 2008. Continued deterioration in the credit and equity markets, continued failed auctions or the lack of a developing secondary market may all potentially cause further impairment in the value of these securities or negatively impact our ability to liquidate these securities.

Special Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•

our expectations that site leasing revenues will continue to grow as wireless service providers lease additional space on our towers due to increasing minutes use, network expansion and network coverage requirements;

•	our intention to build 80 to 100 new towers during 2008;

•	our belief that our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal capital expenditures;

•

our expectations regarding the growth of our cash flows by adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications;

•	actions we may pursue to manage our leverage position and ensure continued compliance with our financial covenants;

•	our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund operations and meet our obligations as they become due;

•

our expectations regarding our cash capital expenditures in 2008 for maintenance and augmentation and for new tower builds, tower acquisitions and ground lease purchases and our ability to fund such cash capital expenditures;

•	our expectations regarding the amount of future expenditures required to maintain our towers;

•

our estimates regarding our annual debt service in 2008 and thereafter, and our belief that our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months;

•

our estimates of the fair value of our auction rate securities, our expectations regarding our ability to liquidate such securities and our intention to liquidate these securities within the next twelve months; and

•

our estimates regarding certain accounting and tax matters, including the adoption of certain accounting pronouncements and the availability of sufficient net operating losses to offset future taxable income.

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

•	our ability to build 80 to 100 towers in 2008;

•	our ability to secure and deliver anticipated services business at contemplated margins;

•	our ability to identify and successfully consummate actions to manage our leverage position and ensure continued compliance with our financial covenants;

•	market conditions that may affect the fair value and liquidity of our short-term investments, and may, impact our ability to liquidated these securities within the next twelve months;

•	our ability to successfully and timely address zoning issues, permitting and other issues that arise in connection with the building of new towers;

•	our ability to realize economies of scale from our tower portfolio;

•	the business climate for the wireless communications industry in general and the wireless communications infrastructure providers in particular;

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry; and

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

Adjusted EBITDA

We define Adjusted EBITDA as net loss excluding the impact of net interest expense (including amortization of deferred financing fees), provision for taxes, depreciation, accretion and amortization, asset impairment and other charges, non-cash compensation, loss from the write-off of deferred financing fees and extinguishment of debt, other income and expenses, non-cash leasing revenue, non-cash ground lease expense and one-time costs related to transition and integration costs in connection with the AAT Acquisition. We have included this non-GAAP financial measure because we believe this item is an indicator of the performance of our core operations and reflects the changes in our operating results. Adjusted EBITDA is not intended to be an alternative measure of operating income or gross profit margin as determined in accordance with GAAP.

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

The reconciliation of Adjusted EBITDA is as follows:

	For the three months ended March 31,
	2008	2007
	(in thousands)
Net loss	$(14,634)	$(16,394)
Interest income	(2,098)	(1,226)
Interest expense	26,144	24,788
Depreciation, accretion and amortization	47,353	40,293
Provision for income taxes (1)	446	327
Non-cash compensation	1,535	1,417
Non-cash leasing revenue	(1,996)	(2,396)
Non-cash ground lease expense	2,352	2,242
Other income	2,348	(35)
AAT integration costs	—	5

Adjusted EBITDA	$61,450	$49,021

(1)

This amount includes $368 and $235 of franchise taxes reflected in the Consolidated Statement of Operations in selling, general and administrative expenses for the three months ended March 31, 2008 and March 31, 2007 respectively.

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

	Site leasing segment
	For the three months ended March 31,
	2008	2007
	(in thousands)
Segment revenue	$89,375	$76,510
Segment cost of revenues (excluding depreciation, accretion and amortization)	(22,047)	(20,588)

Segment operating profit	$67,328	$55,922

	Site development consulting segment
	For the three months ended March 31,
	2008	2007
	(in thousands)
Segment revenue	$4,985	$4,717
Segment cost of revenues (excluding depreciation, accretion and amortization)	(4,192)	(3,862)

Segment operating profit	$793	$855

	Site development construction segment
	For the three months ended March 31,
	2008	2007
	(in thousands)
Segment revenue	$15,557	$14,581
Segment cost of revenues (excluding depreciation, accretion and amortization)	(13,996)	(13,016)

Segment operating profit	$1,561	$1,565

ITEM 4.	CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2008. Based on such evaluation, such officers have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description
10.35C	Amended and Restated Employment Agreement, made and entered into as of January 1, 2008, between SBA Communications Corporation and Jeffrey A. Stoops.

10.57A	Amended and Restated Employment Agreement, made and entered into as of January 1, 2008, between SBA Communications Corporation and Kurt L. Bagwell.

10.58A	Amended and Restated Employment Agreement, made and entered into as of January 1, 2008, between SBA Communications Corporation and Thomas P. Hunt.

10.59A	Amended and Restated Employment Agreement, made and entered into as of January 1, 2008, between SBA Communications Corporation and Anthony J. Macaione.

10.66	$285,000,000 Credit Agreement, dated as of January 18, 2008, among SBA Senior Finance, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties to the credit agreement (the “Lenders”), Wachovia Bank, National Association and Lehman Commercial Paper Inc., as co-syndication agents, Citicorp North America, Inc. and JPMorgan Chase Bank, N.A. as co-documentation agents, and Toronto Dominion (Texas) LLC, as administrative agent. (1)

10.67	Guarantee and Collateral Agreement, dated as of January 18, 2008, by SBA Communications Corporation, SBA Telecommunications, Inc., SBA Senior Finance, Inc. and certain of its subsidiaries in favor of Toronto Dominion (Texas) LLC, as administrative agent. (1)

10.68	New Lender Supplement, effective March 6, 2008, entered into between SBA Senior Finance, Inc. and The Royal Bank of Scotland Group plc and accepted by Toronto Dominion (Texas) LLC, as Administrative Agent, and The Toronto-Dominion Bank, as Issuing Lender. (2)

31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2008, and incorporated herein by reference.
(2)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

May 7, 2008	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

May 7, 2008	/s/ Anthony J. Macaione
Anthony J. Macaione
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.35C	Amended and Restated Employment Agreement, made and entered into as of January 1, 2008, between SBA Communications Corporation and Jeffrey A. Stoops.

10.57A	Amended and Restated Employment Agreement, made and entered into as of January 1, 2008, between SBA Communications Corporation and Kurt L. Bagwell.

10.58A	Amended and Restated Employment Agreement, made and entered into as of January 1, 2008, between SBA Communications Corporation and Thomas P. Hunt.

10.59A	Amended and Restated Employment Agreement, made and entered into as of January 1, 2008, between SBA Communications Corporation and Anthony J. Macaione.

31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.