Form 10-Q
period 2008-06-30
SBA COMMUNICATIONS CORP
filed 2008-08-07
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 106,030,622 shares of Class A common stock outstanding as of August 1, 2008.

SBA COMMUNICATIONS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$207,270	$70,272
Short-term investments	9,254	55,142
Restricted cash	35,253	37,601
Accounts receivable, net of allowance of $724 and $1,186 in 2008 and 2007, respectively	15,707	20,183

Costs and estimated earnings in excess of billings on uncompleted contracts	15,013	21,453
Prepaid and other current assets	9,828	8,561

Total current assets	292,325	213,212

Property and equipment, net	1,316,767	1,191,969
Intangible assets, net	996,591	868,999
Deferred financing fees, net	44,091	33,578
Other assets	83,335	76,565

Total assets	$2,733,109	$2,384,323

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,142	$11,357
Accrued expenses	17,724	20,964
Deferred revenue	39,474	37,557
Interest payable	5,059	3,499
Billings in excess of costs and estimated earnings on uncompleted contracts	249	1,195
Other current liabilities	1,691	1,598

Total current liabilities	74,339	76,170

Long-term liabilities:
Long-term debt	2,455,000	1,905,000
Other long-term liabilities	73,805	65,762

Total long-term liabilities	2,528,805	1,970,762

Commitments and contingencies

Shareholders’ equity:
Preferred stock - par value $.01, 30,000 shares authorized, none issued or outstanding	—	—
Common stock - Class A, par value $.01, 200,000 shares authorized, 105,910 and 108,380 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1,059	1,084
Additional paid-in capital	1,517,762	1,571,894
Accumulated deficit	(1,387,296)	(1,234,307)
Accumulated other comprehensive loss, net	(1,560)	(1,280)

Total shareholders’ equity	129,965	337,391

Total liabilities and shareholders’ equity	$2,733,109	$2,384,323

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Revenues:
Site leasing	$93,739	$79,552	$183,114	$156,062
Site development	18,213	20,737	38,755	40,035

Total revenues	111,952	100,289	221,869	196,097

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	22,593	21,202	44,641	41,790
Cost of site development	16,768	18,048	34,955	34,926
Selling, general and administrative	12,548	11,578	23,039	22,402
Depreciation, accretion and amortization	49,253	41,650	96,606	81,943

Total operating expenses	101,162	92,478	199,241	181,061

Operating income	10,790	7,811	22,628	15,036

Other income (expense):
Interest income	1,630	3,273	3,727	4,499
Interest expense	(25,163)	(23,176)	(48,818)	(46,172)
Amortization of deferred financing fees	(2,916)	(2,222)	(5,405)	(4,014)
Loss from write-off of deferred financing fees and extinguishment of debt	—	(431)	—	(431)
Other expense	(2,541)	(226)	(4,889)	(191)

Total other expense	(28,990)	(22,782)	(55,385)	(46,309)

Loss before provision for income taxes	(18,200)	(14,971)	(32,757)	(31,273)
Provision for income taxes	(190)	(101)	(267)	(193)

Net loss	$(18,390)	$(15,072)	$(33,024)	$(31,466)

Basic and diluted loss per common share amounts:
Net loss per common share	$(0.17)	$(0.15)	$(0.31)	$(0.30)

Basic and diluted weighted average number of common shares	107,131	103,160	107,800	104,406

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(unaudited) (in thousands)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE, December 31, 2007	108,380	$1,084	$1,571,894	$(1,234,307)	$(1,280)	$337,391
Net loss	—	—	—	(33,024)	—	(33,024)
Amortization of deferred gain/loss from settlement of derivative financial instruments, net	—	—	—	—	(280)	(280)
Common stock issued in connection with acquisitions and earn-outs	519	5	18,272	—	—	18,277
Non-cash compensation	—	—	4,292	—	—	4,292
Common stock issued in connection with stock purchase/option plans	484	5	4,819	—	—	4,824
Purchase of convertible note hedges	—	—	(137,698)	—	—	(137,698)
Proceeds from issuance of common stock warrants	—	—	56,183	—	—	56,183
Repurchase and retirement of common stock	(3,473)	(35)	—	(119,965)	—	(120,000)

BALANCE, June 30, 2008	105,910	$1,059	$1,517,762	$(1,387,296)	$(1,560)	$129,965

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(33,024)	(31,466)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization	96,606	81,943
Deferred tax (provision) benefit	(37)	60
Write-down of short-term investments	4,988	—
(Gain) loss on sale of assets	(1)	283
Non-cash compensation expense	4,012	3,589
(Credit) provision for doubtful accounts	(206)	150
Amortization of deferred financing fees	5,405	4,014
Loss from write-off of deferred financing fees and extinguishment of debt	—	431
Amortization of deferred gain/loss on derivative financial instruments, net	(280)	(283)
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	10,175	1,526
Prepaid and other assets	(6,402)	(10,280)
Accounts payable and accrued expenses	(4,646)	(1,357)
Other liabilities	3,521	4,670

Net cash provided by operating activities	80,111	53,280

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(120,500)
Proceeds from sales of short-term investments	40,900	19,500
Capital expenditures	(16,775)	(13,278)
Acquisitions and related earn-outs	(306,493)	(95,725)
Proceeds from sale of fixed assets	33	58
Payment of restricted cash relating to tower removal obligations	(768)	(904)

Net cash used in investing activities	(283,103)	(210,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 1.875% and 0.375% convertible senior notes, net of fees paid	537,503	341,515
Repurchase and retirement of common stock	(120,000)	(91,236)
Proceeds from issuance of common stock warrants	56,183	27,261
Purchase of convertible note hedges	(137,698)	(77,200)
Borrowings under senior secured revolving credit facility	235,000	—
Repayment of senior secured revolving credit facility	(235,000)	—
Proceeds from employee stock purchase/stock option plans	4,824	5,743
Release of restricted cash relating to CMBS Certificates	2,384	3,218
Payment of deferred financing fees relating to CMBS Certificates and senior secured revolving credit facility	(3,206)	(346)

Net cash provided by financing activities	339,990	208,955

NET INCREASE IN CASH AND CASH EQUIVALENTS	136,998	51,386
CASH AND CASH EQUIVALENTS:
Beginning of period	70,272	46,148

End of period	$207,270	$97,534

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$47,642	$46,642

Income taxes	$129	$380

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Assets acquired through capital leases	$582	$845

Class A common stock issued relating to acquisitions and earnouts	$18,277	$11,812

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

2. CURRENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With GAAP,” SFAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s consolidated financial condition, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP ABP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company is currently evaluating the impact of the adoption of FSP APB 14-1 on its consolidated financial conditions, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the impact the pending adoption of FSP FAS No. 142-3 will have on the Company’s consolidated financial condition, results of operations or cash flows.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133.” SFAS No. 161 establishes the disclosure requirements for derivative instruments and hedging activities and expands the disclosure requirements of SFAS No. 133. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 161 will have on the Company’s consolidated financial condition, results of operations or cash flows.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” which requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141, some of which could have a material impact on how the Company accounts for business combinations. These changes include, among other things, expensing acquisition costs as incurred as a component of operating expense. The Company presently capitalizes these acquisition costs and amortizes these costs using the straight line method over fifteen years. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of a business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 141 (R) will have on the Company’s consolidated financial condition, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” which requires entities to report non-controlling (minority) interest in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” which provides companies with an option to report selected financial assets and liabilities at their fair values. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 became effective for the Company on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP SFAS No. 157-1 and FSP SFAS No. 157-2. FSP SFAS No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, the guidelines of SFAS No. 157 were applied in recording the Company’s short-term investments at their fair market value, which is further discussed in Note 3. At January 1, 2008, the adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

3. SHORT-TERM INVESTMENTS

Auction rate securities are debt instruments with long-term scheduled maturities that have interest rates that are typically reset at pre-determined intervals, usually every 7, 28, 35 or 90 days, at which time the securities would historically be purchased or sold, creating a liquid market. Historically an active secondary market existed for such investments and the rate reset for each instrument was an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. The Company intended to use the interest rate reset feature to provide the opportunity to maximize returns while preserving liquidity. As of June 30, 2008, the Company held auction rate securities with a par value of $29.8 million

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

compared to a par value of $70.7 million at December 31, 2007. Gross purchases and sales of these investments are presented within “Cash flows from investing activities” on the Company’s Consolidated Statements of Cash Flows.

Traditionally, the fair value of auction rate securities approximated par value due to the frequent resets through the auction rate process. However, as a result of insufficient demand in the marketplace, the Company has not been able to liquidate the remaining auction rate securities held at June 30, 2008. SFAS 157 establishes a framework for measuring fair value and establishes a fair value hierarchy based on the inputs used to measure fair value. The Company estimated the fair value of these auction rate securities based on values provided by the firm managing the Company’s auction rate investments utilizing a Level 3 valuation methodology. SFAS No. 157 defines Level 3 valuations as those which rely on unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. Management validated the assumptions used in the valuation including the ultimate time horizon and coupon rate for these securities, the credit worthiness of the underlying assets and the counterparties, and the appropriate discount margins. Due to the lack of a secondary market for the Company’s auction rate securities, the established fair value of these securities is a matter of judgment. If the Company’s estimates regarding the fair value of these securities are incorrect, a future earnings charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and as such, the Company may be required to record additional unrealized losses for impairment if the Company determines there are further declines in their fair value.

The following table presents the Company’s auction rate securities measured at fair value:

Auction Rate
Securities
(in thousands)
Beginning balance, December 31, 2007	$55,142
Other-than-temporary impairment charge	(2,455)
Sales	(40,900)

Ending balance, March 31, 2008	11,787
Other-than-temporary impairment charge	(2,533)

Ending balance, June 30, 2008	$9,254

On August 1, 2008, the Company received notification from the firm managing the Company’s auction rate securities that the fair value of these investments had further declined as of July 31, 2008. The estimated fair value of these investments as of July 31, 2008 is $8.8 million representing a decline of $0.5 million subsequent to June 30, 2008.

The Company reviewed its impairments in accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and Staff Accounting Bulletin Topic 5M, “Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities,” to determine the classification of the impairment as “temporary” or “other-than-temporary.” The Company recorded the $2.5 million and $5.0 million other-than-temporary impairment charge in other expense on the Company’s Consolidated Statements of Operations for the three months and six months ended June 30, 2008, respectively. This impairment charge was based on a variety of factors, including the significant decline in fair value indicated for the individual investments and the adverse market conditions impacting auction rate securities. As of June 30, 2008, the Company intends to liquidate these securities within the next twelve months and does not believe that the current state of the credit markets requires the Company to reclassify them as long-term securities available for sale on its Consolidated Balance Sheets.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. RESTRICTED CASH

Restricted cash consists of the following:

	As of June 30, 2008	As of December 31, 2007	Included on Balance Sheet
	(in thousands)
CMBS Certificates	$32,870	$35,254	Restricted cash - current asset
Payment and performance bonds	2,383	2,347	Restricted cash - current asset
Surety bonds and workers compensation	16,435	15,873	Other assets - noncurrent

Total restricted cash	$51,688	$53,474

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

Payment and performance bonds relate primarily to collateral requirements relating to construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. In addition, as of June 30, 2008 and December 31, 2007, the Company has $1.9 million and $2.2 million, respectively, pledged as collateral related to its workers compensation policy. These amounts are included in other assets – noncurrent on the Company’s Consolidated Balance Sheets.

5. ACQUISITIONS

During the second quarter of 2008, the Company acquired 496 completed towers, related assets and liabilities from various sellers as well as the equity interest of three entities, whose holdings consisted of 59 towers and related assets and liabilities. The aggregate consideration paid for these towers and related assets was $262.4 million, consisting of $243.7 million in cash (excluding $3.3 million of cash payments for working capital adjustments, due diligence and other acquisition related costs) and approximately 519,000 shares of Class A common stock valued at $18.7 million (excluding $0.4 million of negative working capital adjustments). The Company accounted for all of the above tower acquisitions at fair market value at the date of each acquisition. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions. None of the acquisitions consummated were significant to the Company and accordingly, pro forma financial information has not been presented. In addition, in the second quarter of 2008, the Company also paid, in cash, $5.5 million for land and easement purchases and $0.4 million for long-term lease extensions.

In accordance with the provisions of SFAS No. 141, “Business Combinations,” the Company continues to evaluate all acquisitions within one year after the applicable closing date of each transaction to determine whether any additional adjustments need to be made to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets apart from goodwill, if certain criteria are met. These intangible assets represent the value associated with current leases in place at the acquisition date (“Current Contract Intangibles”) and future tenant leases

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

anticipated to be added to the acquired towers (“Network Location Intangibles”) and were calculated using the discounted values of the current or future expected cash flows. The intangible assets are estimated to have an economic useful life consistent with the economic useful life of the related tower assets, which is typically 15 years.

From time to time, the Company agrees to pay additional consideration in connection with such acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the one to three years after they have been acquired. During the second quarter of 2008, certain earnings targets associated with previously acquired towers were achieved, and therefore, the Company paid $0.5 million in cash. As of June 30, 2008, the Company had obligations to pay up to an additional $5.3 million in consideration if the performance targets contained in various acquisition agreements are met. These obligations are associated with new build and tower acquisition programs within the Company’s site leasing segment. In certain acquisitions, the additional consideration may be paid in cash or shares of Class A common stock at the Company’s option. The Company records such obligations as additional consideration when it becomes probable that the targets will be met.

6. INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of June 30, 2008			As of December 31, 2007
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value

	(in thousands)
Current contract intangibles	$699,825	$(75,715)	$624,110	$604,456	$(54,873)	$549,583
Network location intangibles	418,641	(46,160)	372,481	353,279	(33,863)	319,416

Intangible assets, net	$1,118,466	$(121,875)	$996,591	$957,735	$(88,736)	$868,999

All intangibles noted above are included in our site leasing segment. The Company amortizes its intangible assets using the straight line method over fifteen years. Amortization expense relating to the intangible assets above was $17.1 million and $13.2 million for the three months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008 and 2007, amortization expense was $33.1 million and $26.0 million, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the purchase price is finalized for all acquisitions.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of June 30, 2008	As of December 31, 2007
	(in thousands)
Towers and related components	$1,913,663	$1,741,662
Construction-in-process	6,608	5,265
Furniture, equipment and vehicles	29,647	28,877
Land, buildings and improvements	76,118	64,925

	2,026,036	1,840,729
Less: accumulated depreciation	(709,269)	(648,760)

Property and equipment, net	$1,316,767	$1,191,969

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. At June 30, 2008 and December 31, 2007, non-cash capital expenditures that are included in accounts payable and accrued expenses were $3.7 million and $4.3 million, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amounts applicable to capital leases for vehicles included in property and equipment, net was:

	As of June 30, 2008	As of December 31, 2007
	(in thousands)
Vehicles	$1,542	$960
Less: accumulated depreciation	(235)	(113)

Vehicles, net	$1,307	$847

8. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of June 30, 2008	As of December 31, 2007
	(in thousands)
Costs incurred on uncompleted contracts	$107,735	$115,823
Estimated earnings	19,565	23,175
Billings to date	(112,536)	(118,740)

	$14,764	$20,258

These amounts are included on the accompanying Consolidated Balance Sheets under the following captions:

	As of June 30, 2008	As of December 31, 2007
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$15,013	$21,453
Billings in excess of costs and estimated earnings on uncompleted contracts	(249)	(1,195)

	$14,764	$20,258

At June 30, 2008, three significant customers comprised 60.1% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, while at December 31, 2007, one significant customer comprised 66.6% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. DEBT

Debt consists of the following:

	As of June 30, 2008	As of December 31, 2007
	(in thousands)
Commercial mortgage pass-through certificates, series 2005-1, secured, interest payable monthly in arrears, balloon payment principal of $405,000 with an anticipated repayment date of November 9, 2010. Interest at fixed rates ranging from 5.369% to 6.706%.	$405,000	$405,000

Commercial mortgage pass-through certificates, series 2006-1, secured, interest payable monthly in arrears, balloon payment principal of $1,150,000 with an anticipated repayment date of November 9, 2011. Interest at fixed rates ranging from 5.314% to 7.825%.	1,150,000	1,150,000

Convertible senior notes, unsecured, interest payable June 1 and December 1, aggregate principal amount of $350,000, with a maturity date of December 1, 2010. Interest at 0.375%.	350,000	350,000

Convertible senior notes, unsecured, interest payable May 1 and November 1, aggregate principal amount of $550,000, with a maturity date of May 1, 2013. Interest at 1.875%.	550,000	—

Senior secured revolving credit facility originated in January 2008. No amounts outstanding at June 30, 2008.	—	—

Total debt	$2,455,000	$1,905,000

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

The Initial CMBS Certificates consist of five classes, all of which are rated investment grade with a principal balance and annual pass-through interest rate, as indicated in the table below:

Subclass	Initial Subclass Principal Balance	Annual Pass- through Interest Rate
	(in thousands)
2005-1A	$238,580	5.369%
2005-1B	48,320	5.565%
2005-1C	48,320	5.731%
2005-1D	48,320	6.219%
2005-1E	21,460	6.706%

Total	$405,000	5.608%

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

Commercial Mortgage Pass-Through Certificates, Series 2006-1

On November 6, 2006, the Depositor sold in a private transaction $1.15 billion of the Additional CMBS Certificates, Series 2006-1 (the “Additional CMBS Certificates” and collectively with the Initial CMBS Certificates referred to as the “CMBS Certificates”) issued by the Trust. The Additional CMBS Certificates consist of nine classes with a principal balance and annual pass-through interest rate as indicated in the table below:

Subclass	Initial Subclass Principal Balance	Annual Pass- through Interest Rate
	(in thousands)
2006-1A	$439,420	5.314%
2006-1B	106,680	5.451%
2006-1C	106,680	5.559%
2006-1D	106,680	5.852%
2006-1E	36,540	6.174%
2006-1F	81,000	6.709%
2006-1G	121,000	6.904%
2006-1H	81,000	7.389%
2006-1J	71,000	7.825%

Total	$1,150,000	5.993%

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

The CMBS Certificates

The assets of the Trust, which issued both the Initial CMBS Certificates and the Additional CMBS Certificates, consist of a non-recourse mortgage loan initially made in favor of SBA Properties as the initial borrower. In connection with the Additional CMBS Certificates, each of SBA Sites, Inc., SBA Structures, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc. and SBA Towers USVI, Inc. (the “Additional Borrowers” and collectively with SBA Properties, Inc., the “Borrowers”) were added as additional borrowers under the mortgage loan and the principal amount of the mortgage loan was increased by $1.15 billion to an aggregate of $1.56 billion. The mortgage loan consists of multiple tranches, or components, each of which has terms that are identical to the subclass of CMBS Certificates to which it relates. The Borrowers are special purpose vehicles which exist solely to hold the towers which are subject to the securitization.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The mortgage loan is to be paid from the operating cash flows from the aggregate 4,970 towers owned by the Borrowers. Subject to certain limited exceptions described below, no payments of principal will be required to be made in relation to the components of the mortgage loan corresponding to the Initial CMBS Certificates prior to the monthly payment date in November 2010, which is the anticipated repayment date for the components of the mortgage loan corresponding to the Initial CMBS Certificates, and no payments of principal will be required to be made in relation to the components of the mortgage loan corresponding to the Additional CMBS Certificates prior to the monthly payment date in November 2011, which is the anticipated repayment date for the components of the mortgage loan corresponding to the Additional CMBS Certificates.

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

The mortgage loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the tower sites and their operating cash flows, (2) a security interest in substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under the management agreement they entered into with SBA Network Management, Inc. (“SBA Network Management”), relating to the management of the Borrowers’ tower sites by SBA Network Management pursuant to which SBA Network Management arranges for the payment of all operating expenses and the funding of all capital expenditures out of amounts on deposit in one or more operating accounts maintained on the Borrowers’ behalf, (4) the Borrowers’ rights under certain site management agreements, (5) the Borrowers’ rights under certain tenant leases, (6) the pledge by SBA CMBS-1 Guarantor LLC and SBA CMBS-1 Holdings, LLC of equity interests of the initial borrower and SBA CMBS-1 Guarantor LLC, (7) the various deposit accounts and collection accounts of the Borrowers and (8) all proceeds of the foregoing. For each calendar month, SBA Network Management is entitled to receive a management fee equal to 7.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

In connection with the issuance of the CMBS Certificates, the Company is required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan governing the CMBS Certificates to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and service expenses, and to reserve a portion of advance rents from tenants on the 4,970 tower sites. Based on the terms of the CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The monies held by the indenture trustee are classified as restricted cash on the Company’s Consolidated Balance Sheets (see Note 4).

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The monies held by the indenture trustee in excess of required reserve balances are subsequently released to the Borrowers on or before the 15th calendar day following month end. However, if the debt service coverage ratio, defined as the net cash flow (as defined in the Mortgage Loan Agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the debt service coverage ratio exceeds 1.15 times for a calendar quarter. Otherwise, on a monthly basis, the excess cash flow of the Borrowers held by the trustee after payment of principal, interest, reserves and expenses is distributed to the Borrowers. As of June 30, 2008, the Borrowers met the required debt service coverage ratio as defined by the mortgage loan agreement.

0.375% Convertible Senior Notes due 2010

On March 26, 2007, the Company issued $350.0 million of its 0.375% Convertible Senior Notes (the “0.375% Notes”). Interest is payable semi-annually on June 1 and December 1. The 0.375% Notes have a maturity date of December 1, 2010. The Company incurred deferred financing fees of $8.6 million with the issuance of the 0.375% Notes.

The 0.375% Notes are convertible, at the holder’s option, into shares of the Company’s Class A common stock, at an initial conversion rate of 29.7992 shares of Class A common stock per $1,000 principal amount of 0.375% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $33.56 per share or a 19% conversion premium based on the last reported sale price of $28.20 per share of Class A common stock on the Nasdaq Global Select Market on March 20, 2007, the purchase agreement date. The 0.375% Notes are convertible only under the following certain circumstances: (1) during any calendar quarter commencing at any time after June 30, 2007 and only during such calendar quarter, if the last reported sale price of the Company’s Class A common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of Class A common stock on the last day of such preceding calendar quarter, (2) during the five business day period after any ten consecutive trading day period in which the trading price of a 0.375% Note for each day in the measurement period was less than 95% of the product of the last reported sale price of Class A common stock and the applicable conversion rate, (3) if specified distributions to holders of Class A common stock are made or specified corporate transactions occur, and (4) at any time on or after October 12, 2010.

Upon conversion, the Company has the right to settle the conversion of each $1,000 principal amount of 0.375% Notes with any of the three following alternatives, at its option: delivery of (1) 29.7992 shares of the Company’s Class A common stock, (2) cash equal to the value of 29.7992 shares of the Company’s Class A common stock calculated at the market price per share of the Company’s Class A common stock at the time of conversion or (3) a combination of cash and shares of the Company’s Class A common stock.

The net proceeds from this offering were approximately $341.4 million after deducting discounts, commissions and expenses. A portion of the net proceeds from the sale of the 0.375% Notes was used to repurchase and retire approximately 3.24 million shares of Class A common stock, valued at approximately $91.2 million based on the closing stock price of $28.20 on March 20, 2007. The repurchased shares were recorded as a reduction to Class A common stock for the par value of the Class A common stock as well as an increase to accumulated deficit on the Company’s Consolidated Balance Sheets.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concurrently with the sale of the 0.375% Notes, the Company entered into convertible note hedge transactions with affiliates of two of the initial purchasers of the 0.375% Notes. The initial strike price of the convertible note hedge transactions is $33.56 per share of the Company’s Class A common stock (the same as the initial conversion price of the 0.375% Notes) and is similarly subject to certain customary adjustments. The convertible note hedge transactions cover 10,429,720 shares of Class A common stock. The cost of the convertible note hedge transactions was $77.2 million. A portion of the net proceeds from the sale of the 0.375% Notes and the warrants discussed below were used to pay for the cost of the convertible note hedge transactions. The cost of the convertible note hedge transactions was recorded as a reduction to additional paid-in capital on the Company’s Consolidated Balance Sheets.

Separately and concurrently with entering into the convertible note hedge transactions, the Company entered into warrant transactions whereby the Company warrants to each of the hedge counterparties to acquire 10,429,720 shares of Class A common stock at an initial exercise price of $55.00 per share. The aggregate proceeds from the issuance of the warrants were $27.3 million. The proceeds from the issuance of the warrants were recorded as an increase to additional paid-in capital on the Company’s Consolidated Balance Sheets.

1.875% Convertible Senior Notes due 2013

On May 16, 2008, the Company issued $550.0 million of its 1.875% Convertible Senior Notes (the “1.875% Notes”). Interest is payable semi-annually on May 1 and November 1, beginning November 1, 2008. The 1.875% Notes have a maturity date of May 1, 2013. The Company incurred deferred financing fees of $13.2 million with the issuance of the 1.875% Notes.

The 1.875% Notes are convertible, at the holder’s option, into shares of the Company’s Class A common stock, at an initial conversion rate of 24.1196 shares of Class A common stock per $1,000 principal amount of 1.875% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $41.46 per share or a 20% conversion premium based on the last reported sale price of $34.55 per share of Class A common stock on the Nasdaq Global Select Market on May 12, 2008, the purchase agreement date. The 1.875% Notes are convertible only under the following certain circumstances: (1) during any calendar quarter commencing at any time after June 30, 2008 and only during such calendar quarter, if the last reported sale price of the Company’s Class A common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of the Company’s Class A common stock on the last trading day of such preceding calendar quarter, (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 1.875% Notes for each day in the measurement period was less than 95% of the product of the last reported sale price of the Company’s Class A common stock and the applicable conversion rate, (3) if specified distributions to holders of the Company’s Class A common stock are made or specified corporate transactions occur, and (4) at any time on or after February 19, 2013.

Upon conversion, the Company has the right to settle the conversion of each $1,000 principal amount of 1.875% Notes with any of the three following alternatives, at its option: delivery of (1) 24.1196 shares of the Company’s Class A common stock, (2) cash equal to the value of 24.1196 shares of the Company’s Class A common stock calculated at the market price per share of the Company’s Class A common stock at the time of conversion or (3) a combination of cash and shares of the Company’s Class A common stock.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The net proceeds from this offering were approximately $536.8 million after deducting discounts, commissions and expenses. A portion of the net proceeds from the sale of the 1.875% Notes was used to repurchase and retire approximately 3.47 million shares of Class A common stock, valued at $120.0 million based on the closing stock price of $34.55 on May 12, 2008. The repurchased shares were recorded as a reduction to Class A common stock for the par value of the Class A common stock as well as an increase to accumulated deficit on the Company’s Consolidated Balance Sheets.

Concurrently with the pricing of the 1.875% Notes, the Company entered into convertible note hedge transactions with affiliates of four of the initial purchasers of the 1.875% Notes. The initial strike price of the convertible note hedge transactions is $41.46 per share of the Company’s Class A common stock (the same as the initial conversion price of the 1.875% Notes) and is similarly subject to certain customary adjustments. The convertible note hedge transactions cover 13,265,780 shares of Class A common stock. The cost of the convertible note hedge transactions was $137.7 million. A portion of the net proceeds from the sale of the 1.875% Notes and the warrant transactions discussed below were used to pay for the cost of the convertible note hedge transactions. The cost of the convertible note hedge transactions was recorded as a reduction to additional paid-in capital on the Company’s Consolidated Balance Sheets.

Separately and concurrently with entering into the convertible note hedge transactions, the Company entered into warrant transactions whereby the Company sold warrants to each of the hedge counterparties to acquire 13,265,780 shares of Class A common stock at an initial exercise price of $67.37 per share. The aggregate proceeds from the warrant transactions were $56.2 million. The proceeds from the warrant transactions were recorded as an increase to additional paid-in capital on the Company’s Consolidated Balance Sheets.

Senior Secured Revolving Credit Facility

On January 18, 2008, SBA Senior Finance, Inc. (“SBASF”), an indirect wholly-owned subsidiary of the Company, entered into a $285.0 million senior secured revolving credit facility, with the several banks and other financial institutions or entities from time to time parties to the credit agreement (the “Lenders”), Wachovia Bank, National Association and Lehman Commercial Paper Inc., as co-syndication agents, Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as co-documentation agents, and Toronto Dominion (Texas) LLC, as administrative agent (the “Senior Credit Agreement”). On March 5, 2008, SBASF entered into a new lender supplement in connection with the senior secured revolving credit facility, which increased the commitment from $285.0 million to $335.0 million. The facility may be borrowed, repaid and redrawn, subject to compliance with the financial and other covenants in the Senior Credit Agreement. Amounts borrowed under the facility accrue interest at LIBOR plus a margin that ranges from 150 basis points to 300 basis points or at a Base Rate (as defined in the Senior Credit Agreement) plus a margin that ranges from 50 basis points to 200 basis points, in each case based on the Consolidated Total Debt to Annualized Borrower EBITDA ratio (as defined in the Senior Credit Agreement and discussed below). The facility will terminate and SBASF will repay all amounts outstanding on the earlier of (i) the third anniversary of January 18, 2008 and (ii) the date which is three months prior to the (x) final maturity date of the 0.375% Notes (or any instrument that refinances the 0.375% Notes) or (y) the anticipated repayment date (November 9, 2010) of the Initial CMBS Certificates (or any other refinancing of these instruments). At the termination date, each lender under the facility may, in its sole discretion and upon the request of SBASF, extend the maturity date of the facility for one additional year. The proceeds available under the facility may only be used for the construction or acquisition of towers and for ground lease buyouts. The Company incurred deferred financing fees of $2.7 million associated with the closing of this transaction.

The Senior Credit Agreement requires SBASF and SBA Communications to maintain specific financial ratios, including, at the SBASF level, a Consolidated Total Debt to Annualized Borrower EBITDA ratio (as defined in the Senior Credit Agreement) that does not exceed 6.9x for any fiscal quarter and an Annualized Borrower EBITDA to Annualized Cash Interest Expense ratio (as defined in the Senior Credit Agreement) of not less than 2.0x for any fiscal quarter. In addition, the Company’s ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (as defined in the Senior Credit Agreement) for any fiscal quarter cannot exceed 9.9x. The Senior Credit Agreement also contains customary affirmative and negative covenants that,

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

among other things, limit SBASF’s ability to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions or merge or consolidate, or engage in certain asset dispositions, including a sale of all or substantially all of our assets.

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

In connection with the senior secured revolving credit facility, the Company entered into a Guarantee and Collateral Agreement, pursuant to which SBA Communications, Telecommunications and substantially all of the domestic subsidiaries of SBASF which are not Borrowers under the CMBS Certificates, guarantee amounts owed under the senior secured revolving credit facility. Amounts borrowed under the senior secured revolving credit facility will be secured by a first lien on substantially all of SBASF’s assets not previously pledged under the CMBS Certificates and substantially all of the assets of the guarantors, other than leasehold, easement or fee interests in real property, including SBA Communications and SBA Telecommunications.

During 2008, SBASF borrowed and also repaid $235.0 million under this facility, which is presented within “Cash flows from financing activities” on the Company’s Consolidated Statements of Cash Flows. The Company used or designated such proceeds for construction and acquisition of towers (including those acquired from TowerCo LLC) and for ground lease buyouts. As of June 30, 2008, the Company had no amounts outstanding under this facility and had approximately $0.1 million of letters of credit posted against the availability of the credit facility outstanding. The weighted average effective interest rate for amounts borrowed under the senior secured revolving credit facility for the six months ended June 30, 2008 was 4.84%. As of June 30, 2008, SBASF was in full compliance with the terms of the revolving credit facility and availability under the credit facility was approximately $276.5 million.

On July 18, 2008, SBA Senior Finance, Inc. entered into the First Amendment to the Senior Credit Agreement to effect the terms of the Agreement and Plan of Merger, dated July 18, 2008, among the Company, Optasite Holding Company, Inc. (“Optasite”), and the other parties thereto. Specifically, the First Amendment excludes from the Company’s general obligation to pledge as collateral under the Credit Agreement its stock in each of its domestic subsidiaries (other than the CMBS Subsidiaries), the stock in Optasite and its subsidiaries which it is acquiring in the Merger, for so long as such pledge would not be permitted under Optasite’s credit agreement with Morgan Stanley Asset Funding Inc. and does not require Optasite or any of its subsidiaries to become guarantors under the Credit Agreement upon consummation of the Merger.

Capital Lease Obligations

The Company’s capital lease obligations outstanding as of June 30, 2008 and December 31, 2007 were $1.2 million and $0.8 million, respectively. These obligations bear interest rates ranging from 1.61% to 4.92% and matures in period ranging from less than four years to approximately five years.

10. DERIVATIVE FINANCIAL INSTRUMENTS

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On November 4, 2005, an indirect subsidiary of the Company entered into a purchase agreement with Lehman Brothers Inc. and Deutsche Bank Securities Inc. regarding the purchase and sale of $405.0 million of commercial mortgage pass-through certificates issued by the Trust, a trust established by the Depositor. In connection with this agreement, the Company terminated the Initial CMBS Certificate Swaps, resulting in a $14.8 million settlement payment to the Company which was recorded in the Statements of Cash Flows as a financing activity. The Company determined the Initial CMBS Certificate Swaps to be effective cash flow hedges and recorded the deferred gain of the Initial CMBS Certificate Swaps in accumulated other comprehensive loss, net of applicable income taxes on the Company’s Consolidated Balance Sheets. The deferred gain is being amortized utilizing the effective interest method over the anticipated five-year life of the Initial CMBS Certificates and reduces the effective interest rate on the Certificates by 0.8%. The Company recorded amortization of $0.7 million and $1.5 million as an offset to interest expense on the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2008, respectively, compared to $0.7 million and $1.4 million for the three and six months ended June 30, 2007, respectively.

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

On October 30, 2006, an indirect subsidiary of the Company entered into a purchase agreement with JP Morgan Securities, Inc., Lehman Brothers Inc. and Deutsche Bank Securities Inc. regarding the purchase and sale of $1.15 billion of commercial mortgage pass-through certificates issued by the Trust, a trust established by the Depositor. In connection with this agreement, the Company terminated the Additional CMBS Certificate Swaps, resulting in a $14.5 million settlement payment by the Company which was recorded in the Statements of Cash Flows as a financing activity. The Company determined a portion of the swaps to be ineffective, and as a result, the Company recorded $1.7 million as interest expense on the Consolidated Statements of Operations. The additional deferred loss of $12.8 million of the Additional CMBS Certificate Swaps was recorded in accumulated other comprehensive loss, net of applicable income taxes on the Company’s Consolidated Balance Sheets as this was determined to be an effective cash flow hedge. The deferred loss is being amortized utilizing the effective interest method over the anticipated five year life of the Additional CMBS Certificates and increases the effective interest rate on these certificates by 0.3% over the weighted average annual fixed interest rate of 6.0%. The Company recorded amortization of $0.6 million and $1.2 million as interest expense on the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2008, respectively, compared to $0.6 million and $1.1 million for the three and six months ended June 30, 2007, respectively.

11. COMMON STOCK AND COMPREHENSIVE LOSS

Common Stock

The Company has potential common stock equivalents related to its outstanding stock options and 0.375% and 1.875% Convertible Senior Notes (see Note 9). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for each period presented.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the six months ended June 30, 2008, the Company repurchased and retired approximately 3.47 million shares, valued at approximately $120.0 million based on the closing stock price of $34.55 on May 12, 2008, in connection with the issuance of the 1.875% Notes compared to the six months ended June 30, 2007 when the Company repurchased and retired approximately 3.24 million shares of Class A common stock, valued at approximately $91.2 million, in connection with the issuance of the 0.375% Notes (see Note 9).

Comprehensive Loss

Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net loss and “other comprehensive loss.”

Comprehensive loss is comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net loss	$(18,390)	$(15,072)	$(33,024)	$(31,466)
Other comprehensive loss for derivative instruments:
Amortization of deferred gain/loss from settlement of terminated swaps reclassified into consolidated statement of operations, net	(140)	(141)	(280)	(283)

Comprehensive loss	$(18,530)	$(15,213)	$(33,304)	$(31,749)

The Company’s other comprehensive loss for the three and six months ended June 30, 2008 includes $0.7 million and $1.5 million, respectively, for amortization of accumulated other comprehensive income recorded as a reduction to interest expense relating to a deferred gain from the settlement of a derivative financial instrument in November 2005. This was offset by $0.6 million and $1.2 million for the three and six months ended June 30, 2008, respectively, for amortization of accumulated other comprehensive loss recorded as an increase to interest expense relating to the deferred loss from the settlement of the nine derivative financial instruments in November 2006.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

	For the three and six months ended June 30,
	2008	2007
Risk free interest rate	2.10% - 2.89%	4.65% - 5.12%
Dividend yield	0.0%	0.0%
Expected volatility	41.6%	42.7%
Expected lives	3.35 - 3.73 years	3.28 - 4.13 years

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s activities with respect to its stock option plans for the first six months of 2008 as follows:

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)
	(in thousands)
Outstanding at December 31, 2007	3,797	$15.67	7.2
Granted	889	$32.52
Exercised	(464)	$9.11
Canceled	(27)	$24.05

Outstanding at June 30, 2008	4,195	$19.94	6.2

Exercisable at June 30, 2008	1,806	$12.62	5.8

Unvested at June 30, 2008	2,389	$25.48	6.5

The weighted-average fair value of options granted during the six months ended June 30, 2008 and June 30, 2007 was $10.94 and $10.97, respectively. The total intrinsic value for options exercised during the six months ended June 30, 2008 and 2007 was $11.1 million and $19.8 million, respectively.

Employee Stock Purchase Plan

In 1999, the Board of Directors of the Company adopted the 1999 Stock Purchase Plan (the “Purchase Plan”). A total of 500,000 shares of Class A common stock were reserved for purchase under the Purchase Plan. During 2003, an amendment to the Purchase Plan was adopted which increased the number of shares reserved for purchase from 500,000 to 1,500,000 shares. The Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to 85% of the fair market value of Class A common stock on the last day of an offering period. During the six months ended June 30, 2008, approximately 21,000 shares of Class A common stock were issued under the Purchase Plan, which resulted in cash proceeds to the Company of $0.6 million compared to the six months ended June 30, 2007 when approximately 28,000 shares of Class A common stock were issued under the Purchase Plan, which resulted in cash proceeds to the Company of $0.7 million. In addition, the Company recorded $0.1 million of non-cash compensation expense relating to these shares for each of the six months ended June 30, 2008 and June 30, 2007, respectively.

In 2008, the Board of Directors of the Company adopted the 2008 Employee Stock Purchase Plan (the “2008 Plan”). A total of 500,000 shares of Class A common stock were reserved for purchase under the 2008 Plan. There have been no shares issued under the 2008 Plan.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-Cash Compensation Expense

The table below reflects a break out by category of the amounts recognized on the Company’s Statements of Operations for the three and six months ended June 30, 2008 and 2007, respectively, for non-cash compensation expense:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Cost of revenues	$81	$77	$168	$137
Selling, general and administrative	2,395	2,095	3,844	3,452

Total cost of non-cash compensation included in loss before provision for income taxes	2,476	2,172	4,012	3,589
Amount of income tax recognized in earnings	—	—	—	—

Amount charged against loss	$2,476	$2,172	$4,012	$3,589

Impact on net loss per common share:
Basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.03)

In addition, the Company capitalized $0.2 million and $0.3 million relating to non-cash compensation during the three months ended June 30, 2008 and June 30, 2007, respectively, to fixed and intangible assets. During the six months ended June 30, 2008 and 2007, the Company capitalized $0.3 million and $0.7 million, respectively, relating to non-cash compensation to fixed and intangible assets.

13. INCOME TAXES

The Company had taxable losses during the six months ended June 30, 2008 and 2007, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses.

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

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment(1)	Total
	(in thousands)
Three months ended June 30, 2008
Revenues	$93,739	$5,313	$12,900	$—	$111,952
Cost of revenues	$22,593	$4,155	$12,613	$—	$39,361
Operating income (loss)	$14,244	$605	$(1,092)	$(2,967)	$10,790
Capital expenditures(2)	$282,622	$53	$161	$181	$283,017

Three months ended June 30, 2007
Revenues	$79,552	$5,908	$14,829	$—	$100,289
Cost of revenues	$21,202	$4,493	$13,555	$—	$39,250
Operating income (loss)	$10,520	$804	$(350)	$(3,163)	$7,811
Capital expenditures(2)	$63,895	$45	$118	$26	$64,084

Six months ended June 30, 2008
Revenues	$183,114	$10,298	$28,457	$—	$221,869
Cost of revenues	$44,641	$8,346	$26,609	$—	$79,596
Operating income (loss)	$27,892	$947	$(1,001)	$(5,210)	$22,628
Capital expenditures(2)	$341,260	$126	$425	$316	$342,127

Six months ended June 30, 2007
Revenues	$156,062	$10,625	$29,410	$—	$196,097
Cost of revenues	$41,790	$8,355	$26,571	$—	$76,716
Operating income (loss)	$20,468	$1,126	$(526)	$(6,032)	$15,036
Capital expenditures(2)	$120,961	$71	$211	$417	$121,660

Assets
As of June 30, 2008	$2,464,118	$5,853	$29,869	$233,269	$2,733,109
As of December 31, 2007	$2,195,747	$6,395	$38,467	$143,714	$2,384,323

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Includes acquisitions and related earn-outs.

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

	Percentage of Site Leasing Revenue for the three months ended June 30,
	2008	2007
Sprint	25.5%	26.5%
AT&T	24.1%	23.9%
T-Mobile	10.6%	8.2%
Verizon	10.2%	9.8%

	Percentage of Site Development Consulting Revenue for the three months ended June 30,
	2008	2007
Sprint	28.8%	60.4%
Verizon	21.9%	17.0%
Metro PCS	15.4%	0.2%

	Percentage of Site Development Construction Revenue for the three months ended June 30,
	2008	2007
Sprint	5.7%	38.2%
T-Mobile	13.0%	4.0%
Metro PCS	18.8%	1.3%

At June 30, 2008 three significant customers comprised 51.1% of total gross accounts receivable compared to one customer which comprised 42.9% of total gross accounts receivable at December 31, 2007.

16. SUBSEQUENT EVENTS

On July 18, 2008, the Company entered into a definitive merger agreement with Optasite Holding Company Inc. (“Optasite”) pursuant to which Optasite will become a wholly-owned subsidiary of SBA. As consideration for the merger, the Company will issue 7.25 million shares of its Class A common stock to the stockholders of Optasite, which shares will be subject to certain volume limitations on transfers. In addition, the Company will assume Optasite’s fully drawn $150.0 million senior credit facility, which will remain outstanding, and approximately $25.0 million of additional liabilities, which SBA anticipates satisfying with cash on hand contemporaneously with the closing. At closing, Optasite is anticipated to own approximately 542 wireless communications towers and have approximately 43 managed site locations. The Company anticipates that this acquisition will be consummated on or before September 30, 2008.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On July 21, 2008, the Company entered into an agreement with Light Tower LLC pursuant to which the Company will acquire Light Tower Wireless LLC, the wireless infrastructure subsidiary of Light Tower LLC. Light Tower Wireless currently owns 340 wireless communications towers, five managed sites and five distributed antenna system (“DAS”) networks. The purchase price to be paid by the Company will be either (i) $204.0 million in cash plus 1.15 million shares of the Company’s Class A common stock, which shares shall be subject to certain volume limitations on transfers or, (ii) in the alternative at the seller’s option, the Company will pay to the seller $224.0 million in cash. All cash to be paid by the Company shall be paid from a combination of existing cash resources and a draw under the Company’s existing senior credit facility. The Company anticipates that this acquisition will be consummated on or before October 31, 2008.

Subsequent to June 30, 2008, the Company acquired 8 towers and one managed site for an aggregate purchase price of $5.4 million, of which $1.6 million was paid in cash and the remainder through the issuance of approximately 110,000 shares of the Company’s Class A common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications towers in 47 of the 48 contiguous United States, Puerto Rico and the U.S. Virgin Islands. Our principal business line is our site leasing business, which contributed 98.0% of our segment operating profit for the three months ended June 30, 2008. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative or acquired. As of June 30, 2008, we owned 6,896 towers, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to wireless service providers. We also manage or lease approximately 4,400 actual or potential communications sites, 591 of which are revenue producing. Our second business line is our site development business, through which we assist wireless service providers with developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. Site leasing revenues are received primarily from wireless service provider tenants, including Alltel, AT&T, Sprint, T-Mobile and Verizon Wireless. Wireless service providers enter into numerous different tenant leases with us, each of which relates to the lease or use of space at an individual tower site. Tenant leases are generally for an initial term of five years renewable for five five-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3% - 4% per year, including the renewal option periods. Tenant leases are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the current term of the related lease agreements. Rental amounts received in advance are recorded as deferred revenue.

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

For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as a result of adding additional customers to the tower. The amount of other direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower, but typically do not make up a large percentage of total operating costs. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower or upgrading or repairing an access road or fencing. Lastly, land leases generally have an initial term of five years with five or more additional automatic renewal periods of five years at our option and provide for rent escalators which typically average 3% - 4% annually or provide for term escalators of approximately 15%. Of the 6,896 towers in our portfolio, approximately 25% are located on parcels of land that we own, land subject to perpetual easements, or parcels of land that have a leasehold interest that extends beyond 50 years.

Our site leasing business generates substantially all of our segment operating profit. As indicated in the table below, our site leasing business generated 83.7% and 82.5% of our total revenue during the three and six months ended June 30, 2008, respectively. For information regarding our operating segments, please see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Revenues
	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Site leasing revenue	$93,739	$79,552	$183,114	$156,062
Total revenues	$111,952	$100,289	$221,869	$196,097
Percentage of total revenue	83.7%	79.3%	82.5%	79.6%

	Segment Operating Profit
	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Site leasing segment operating profit(1)	$71,146	$58,350	$138,473	$114,272
Total segment operating profit(1)	$72,591	$61,039	$142,273	$119,381
Site leasing segment operating profit percentage of total segment operating profit(1)	98.0%	95.6%	97.3%	95.7%

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

The following rollforward summarizes the activity in our tower portfolio from December 31, 2007 to June 30, 2008:

Number of Towers
Towers owned at December 31, 2007	6,220
Purchased towers	88
Constructed towers	20
Towers reclassified/disposed of(1)	(3)

Towers owned at March 31, 2008	6,325
Purchased towers	555
Constructed towers	18
Towers reclassified/disposed of(1)	(2)

Towers owned at June 30, 2008	6,896

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

The table below provides the percentage of total company revenues contributed by site development consulting services and site development construction services for the three and six months ended June 30, 2008 and 2007. Information regarding the total assets used in our site development services businesses is included in Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Percentage of Total Revenues
	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Site development consulting	4.8%	5.9%	4.7%	5.4%
Site development construction	11.5%	14.8%	12.8%	15.0%

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

Short-term Investments

Our short-term investments consist of auction rate securities. Auction rate securities are debt instruments with long-term scheduled maturities that have interest rates that are typically reset at pre-determined intervals, usually every 7, 28, 35 or 90 days, at which time the securities would historically be purchased or sold, creating a liquid market. Historically an active secondary market existed for such investments and the rate reset for each instrument was an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. We intended to use the interest rate reset feature to provide the opportunity to maximize returns while preserving liquidity. Management intends to liquidate the auction rate securities within one year. As a result, these securities have been classified as short-term investments in current assets on our Consolidated Balance Sheets.

Traditionally, the fair value of auction rate securities approximated par value due to the frequent resets through the auction rate process. However, as a result of insufficient demand in the marketplace, we have not been able to liquidate the remaining auction rate securities held at June 30, 2008. SFAS 157 establishes a framework for measuring fair value and establishes a fair value hierarchy based on the inputs used to measure fair value. We estimated the fair value of these auction rate securities based on values provided by the firm managing our auction rate investments utilizing a Level 3 valuation methodology. SFAS No. 157 defines Level 3 valuations as those which rely on unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. Management validated the assumptions used in the valuation including the ultimate time horizon and coupon rate for these securities, the credit worthiness of the underlying assets and the counterparties, and the appropriate discount margins. Due to the lack of a secondary market for our auction rate securities, the established fair value of these securities is a matter of judgment. If our estimates regarding the fair value of these securities are incorrect, a future earnings charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and as such, we may be required to record additional unrealized losses for impairment if we determine there are further declines in their fair value.

We reviewed the impairment charge in accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and Staff Accounting Bulletin Topic 5M, “Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities,” to determine the classification of the impairment as “temporary” or “other-than-temporary”. We recorded a $2.5 million and $5.0 million other-than-temporary impairment charge in other expense on our Consolidated Statements of Operations for the three and six months ended June 30, 2008, respectively. On August 1, 2008, we received notification from the firm managing our auction rate securities that the fair value of these investments had further declined as of July 31, 2008. The estimated fair value of these investments as of July 31, 2008 is $8.8 million representing a decline of $0.5 million subsequent to June 30, 2008. We have determined that the entire impairment related to our auction rate securities was other–than–temporary and recorded an impairment charge in other income (expense) on our Consolidated Statements of Operations based on a variety of factors, including the significant decline in fair value indicated for the individual investments and the adverse market conditions impacting auction rate securities.

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

Asset Impairment

We evaluate the potential impairment of individual long-lived assets, principally the tower sites. We record an impairment charge when we believe an investment in towers or the related intangible assets has been impaired, such that future undiscounted cash flows would not recover the then current carrying value of the investment in the tower site. We consider many factors and make certain assumptions when making this assessment, including, but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. In addition, we make certain assumptions in determining an asset’s fair value less costs to sell for purposes of calculating the amount of an impairment charge. Changes in those assumptions or market conditions may result in a fair value less costs to sell which is different from management’s estimates. Future adverse changes in market conditions could result in losses or an inability to recover the carrying value, thereby possibly requiring an impairment charge in the future. In addition, if our assumptions regarding future undiscounted cash flows and related assumptions are incorrect, a future impairment charge may be required.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues:

	For the three months ended June 30,
	2008	Percentage of Revenues	2007	Percentage of Revenues	Dollar Change	Percentage Change
	(in thousands, except for percentages)
Site leasing	$93,739	83.7%	$79,552	79.3%	$14,187	17.8%
Site development consulting	5,313	4.8%	5,908	5.9%	(595)	(10.1)%
Site development construction	12,900	11.5%	14,829	14.8%	(1,929)	(13.0)%

Total revenues	$111,952	100.0%	$100,289	100.0%	$11,663	11.6%

Site leasing revenues increased $14.2 million due to an increase in the number of tenants and the amount of equipment added to our historical towers and from revenue generated by the towers that we acquired or constructed subsequent to June 30, 2007. As of June 30, 2008, we had 16,851 tenants as compared to 14,212 tenants at June 30, 2007. Additionally, we have experienced, on average, higher rents per tenant due to higher rents from new tenants, higher rents upon renewals by existing tenants and higher rental rates from additional equipment added by existing tenants.

Site development consulting and construction revenues decreased $2.5 million due to the wind down or completion of certain of our prior contracts from the larger wireless service providers, as well as a significant decline in the volume of work performed for Sprint during the second quarter of 2008 as compared to the same period in the prior year.

Operating Expenses:

	For the three months ended June 30,
	2008	2007	Dollar Change	Percentage Change
	(in thousands)
Cost of revenues (exclusive of depreciation, accretion and amortization):
Site leasing	$22,593	$21,202	$1,391	6.6%
Site development consulting	4,155	4,493	(338)	(7.5)%
Site development construction	12,613	13,555	(942)	(6.9)%
Selling, general and administrative	12,548	11,578	970	8.4%
Depreciation, accretion and amortization	49,253	41,650	7,603	18.3%

Total operating expenses	$101,162	$92,478	$8,684	9.4%

Site leasing cost of revenues increased $1.4 million primarily as a result of the growth in the number of towers owned by us, which was 6,896 at June 30, 2008 up from 5,783 at June 30, 2007 offset by cost reductions associated with property tax settlements and the positive impact of our ground lease purchase program.

Site development cost of revenues decreased $1.3 million due to the wind down or completion of certain of our prior contracts from the larger wireless service providers, as well as a significant decline in the volume of work performed for Sprint during the second quarter of 2008 as compared to the same period in the prior year.

Selling, general and administrative expenses increased $1.0 million primarily as a result of an increase in salaries, benefits and other back office expenses resulting primarily from a higher number of employees. Additionally, selling, general and administrative expenses included $2.4 million of non-cash compensation expense that we recognized in the first three months of 2008 in accordance with SFAS 123R, as compared to $2.1 million in the comparable period in 2007, an increase of $0.3 million.

Depreciation, accretion and amortization expense increased $7.6 million to $49.3 million for the three months ended June 30, 2008 from $41.7 million for the three months ended June 30, 2007 due to an increase in the number of towers and associated intangible assets owned at June 30, 2008 compared to those owned at June 30, 2007.

Operating Income:

Operating income was $10.8 million for the three months ended June 30, 2008 as compared to $7.8 million for the three months ended June 30, 2007. The increase of $3.0 million is primarily the result of higher revenues without a commensurate increase in cost of revenues in the site leasing segment offset by an increase in selling, general and administrative expenses and depreciation, accretion and amortization expense.

Segment Operating Profit:

	For the three months ended June 30,
	2008	2007	Dollar Change	Percentage Change
	(in thousands)
Segment operating profit:
Site leasing	$71,146	$58,350	$12,796	21.9%
Site development consulting	1,158	1,415	(257)	(18.2)%
Site development construction	287	1,274	(987)	(77.5)%

Total	$72,591	$61,039	$11,552	18.9%

The increase in site leasing segment operating profit related primarily to additional revenue generated by the number of towers acquired and constructed after June 30, 2007, additional revenue from the increased number of tenants and tenant equipment on our sties in the second quarter of 2008 compared to the second quarter of 2007, control of our site leasing cost of revenue and the positive impact of our ground lease purchase program. We reconcile segment operating profit and provide other Regulation G disclosures later in this quarterly report in the section entitled Non-GAAP Financial Measures.

Other Income (Expense):

	For the three months ended June 30,
	2008	2007	Dollar Change	Percentage Change
	(in thousands)
Interest income	$1,630	$3,273	$(1,643)	(50.2)%
Interest expense	(25,163)	(23,176)	(1,987)	8.6%
Amortization of deferred financing fees	(2,916)	(2,222)	(694)	31.2%
Loss from write-off of deferred financing fees and extinguishment of debt	—	(431)	431	(100.0)%
Other expense	(2,541)	(226)	(2,315)	1,024.3%

Total other expense	$(28,990)	$(22,782)	$(6,208)	27.2%

Interest income decreased $1.6 million for the three months ended June 30, 2008 from the three months ended June 30, 2007. This decrease is primarily the result of lower interest rates and lower average cash balances in the second quarter of 2008 compared to second quarter of 2007.

Interest expense for the three months ended June 30, 2008 increased $2.0 million from the three months ended June 30, 2007. This increase is primarily due to the higher aggregate amount of debt outstanding during the second quarter of 2008 compared to the second quarter of 2007. Specifically, we had funds drawn under our senior secured revolving credit facility and our $550.0 million 1.875% convertible senior notes issuance in May 2008 was outstanding during the second quarter of 2008.

Amortization of deferred financing fees increased by $0.7 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This increase was due to the amortization of fees relating to the senior secured revolving credit facility entered into during the first quarter of 2008 and our $550.0 million 1.875% convertible senior notes issuance in May 2008.

There was no loss from write-off of deferred financing fees and extinguishment of debt for the three months ended June 30, 2008 compared to $0.4 million for the three months ended June 30, 2007. The decrease was associated with the termination of our prior senior revolving credit facility in April 2007.

Other expense includes an other-than-temporary impairment charge on short-term investments of $2.5 million for the three months ended June 30, 2008 associated with our investments in auction rate securities. See discussion in “Liquidity and Capital Resources” below as well as Note 3 to the Condensed Notes to Consolidated Financial Statements for more information on our investment in auction rate securities and this other-than-temporary impairment charge.

Adjusted EBITDA:

Adjusted EBITDA was $63.5 million for the three months ended June 30, 2008 as compared to $51.5 million for the three months ended June 30, 2007. The increase of $12.0 million is primarily the result of increased segment operating profit from our site leasing segment. We reconcile this measure and provide other Regulation G disclosures later in this quarterly report in the section entitled Non-GAAP Financial Measures.

Net Loss:

Net loss was $18.4 million for the three months ended June 30, 2008 as compared to $15.1 million for the three months ended June 30, 2007. The increase of $3.3 million is primarily the result of the increase in depreciation, accretion and amortization expense, interest expense and amortization of deferred financing fees offset by an increase in site leasing revenues.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues:

	For the six months ended June 30,
	2008	Percentage of Revenues	2007	Percentage of Revenues	Dollar Change	Percentage Change
	(in thousands, except for percentages)
Site leasing	$183,114	82.5%	$156,062	79.6%	$27,052	17.3%
Site development consulting	10,298	4.7%	10,625	5.4%	(327)	(3.1)%
Site development construction	28,457	12.8%	29,410	15.0%	(953)	(3.2)%

Total revenues	$221,869	100.0%	$196,097	100.0%	$25,772	13.1%

Site leasing revenues increased $27.1 million due to an increase in the number of tenants and the amount of equipment added to our historical towers and from revenue generated by the towers that we acquired or constructed subsequent to June 30, 2007. As of June 30, 2008, we had 16,851 tenants as compared to 14,212 tenants at June 30, 2007. Additionally, we have experienced, on average, higher rents per tenant due to higher rents from new tenants, higher rents upon renewals by existing tenants and higher rents from additional equipment added by existing tenants.

Site development consulting and construction revenues decreased $1.3 million as a result of a lower volume of work in the first six months of 2008 compared to the same period of 2007.

Operating Expenses:

	For the six months ended June 30,
	2008	2007	Dollar Change	Percentage Change
	(in thousands)
Cost of revenues (exclusive of depreciation, accretion and amortization):
Site leasing	$44,641	$41,790	$2,851	6.8%
Site development consulting	8,346	8,355	(9)	(0.1)%
Site development construction	26,609	26,571	38	0.1%
Selling, general and administrative	23,039	22,402	637	2.8%
Depreciation, accretion and amortization	96,606	81,943	14,663	17.9%

Total operating expenses	$199,241	$181,061	$18,180	10.0%

Site leasing cost of revenues increased $2.9 million primarily as a result of the growth in the number of towers owned by us, which was 6,896 at June 30, 2008 up from 5,783 at June 30, 2007 offset by cost reductions associated with property tax settlements and the positive impact of our ground lease purchase program.

Selling, general and administrative expenses increased $0.6 million primarily as a result of an increase in salaries, benefits and other back office expenses resulting primarily from a higher number of employees. Additionally, selling, general and administrative expenses included $3.8 million of non-cash compensation expense that we recognized in the first six months of 2008 in accordance with SFAS 123R, as compared to $3.5 million in the comparable period in 2007, an increase of $0.3 million.

Depreciation, accretion and amortization expense increased $14.7 million to $96.6 million for the six months ended June 30, 2008 from $81.9 million for the six months ended June 30, 2007 due to an increase in the number of towers and associated intangible assets we owned at June 30, 2008 compared to those owned at June 30, 2007.

Operating Income:

Operating income was $22.6 million for the six months ended June 30, 2008 as compared to $15.0 million for the six months ended June 30, 2007. The increase of $7.6 million is primarily the result of higher site leasing revenues without a commensurate increase in cost of revenues, offset by an increase in selling, general and administrative expenses and depreciation, accretion and amortization expense as well as a decrease in site development segment operating profit.

Segment Operating Profit:

	For the six months ended June 30,
	2008	2007	Dollar Change	Percentage Change
	(in thousands)
Segment operating profit:
Site leasing	$138,473	$114,272	$24,201	21.2%
Site development consulting	1,952	2,270	(318)	(14.0)%
Site development construction	1,848	2,839	(991)	(34.9)%

Total	$142,273	$119,381	$22,892	19.2%

The increase in site leasing segment operating profit of $24.2 million is primarily related to additional revenue generated by the number of towers acquired and constructed after June 30, 2007, as well as additional revenue from the increased number of tenants and tenant equipment on our sites in the first six months of 2008 compared to the same period of 2007, control of our site leasing cost of revenue and the positive impact of our ground lease purchase program. We reconcile segment operating profit and provide other Regulation G disclosures later in this quarterly report in the section entitled Non-GAAP Financial Measures.

Other Income (Expense):

	For the six months ended June 30,
	2008	2007	Dollar Change	Percentage Change
	(in thousands)
Interest income	$3,727	$4,499	$(772)	(17.2)%
Interest expense	(48,818)	(46,172)	(2,646)	5.7%
Amortization of deferred financing fees	(5,405)	(4,014)	(1,391)	34.7%
Loss from write-off of deferred financing fees and extinguishment of debt	—	(431)	431	(100.0)%
Other expense	(4,889)	(191)	(4,698)	2,459.7%

Total other expense	$(55,385)	$(46,309)	$(9,076)	19.6%

Interest income decreased $0.8 million for the six months ended June 30, 2008 from the six months ended June 30, 2007. This decrease is primarily the result of lower interest rates in the first six months of 2008 compared to the first six month of 2007.

Interest expense for the six months ended June 30, 2008 increased $2.6 million from the six months ended June 30, 2007. This increase is primarily due to the higher aggregate amount of debt outstanding during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Specifically, we had funds drawn under our senior secured revolving credit facility during part of the first six months of 2008 as well as the issuance of our $550.0 million 1.875% convertible senior notes in May 2008.

Amortization of deferred financing fees increased by $1.4 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This increase was due to the amortization of fees relating to the senior secured revolving credit facility entered into the first quarter of 2008 and our $550.0 million 1.875% convertible senior notes issuance in May 2008.

There was no loss from write-off of deferred financing fees and extinguishment of debt for the six months ended June 30, 2008 compared to $0.4 million for the six months ended June 30, 2007. The decrease was associated with the termination of our prior senior revolving credit facility in April 2007.

Other expense includes an other-than-temporary impairment charge on short-term investments of $5.0 million for the six months ended June 30, 2008 associated with our investments in auction rate securities. See discussion in “Liquidity and Capital Resources” below as well as Note 3 to the Condensed Notes to Consolidated Financial Statements for more information on our investment in auction rate securities and this other-than-temporary impairment charge.

Adjusted EBITDA:

Adjusted EBITDA was $125.0 million for the six months ended June 30, 2008 as compared to $100.5 million for the six months ended June 30, 2007. The increase of $24.5 million is primarily the result of increased segment operating profit from our site leasing segment. We reconcile this measure and provide other Regulation G disclosures later in this quarterly report in the section entitled Non-GAAP Financial Measures.

Net Loss:

Net loss was $33.0 million for the six months ended June 30, 2008 as compared to $31.5 million for the six months ended June 30, 2007. The increase of $1.5 million is primarily the result of the increase in depreciation, accretion and amortization expense, interest expense, amortization of deferred financing fees and other expense offset by an increase in site leasing segment operating profit.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation (“SBA Communications”) is a holding company with no business operations of its own. SBA Communication’s only significant asset is the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”) which is also a holding company that owns the outstanding capital stock of SBA Senior Finance, Inc. (“SBA Senior Finance”), which, directly or indirectly, owns the equity interest in substantially all of our subsidiaries. We conduct all of our business operations through our SBA Senior Finance subsidiaries, primarily the borrowers under the mortgage loan underlying the CMBS Certificates, and SBA Senior Finance II LLC. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries.

A summary of our cash flows is as follows:

	For the three months ended June 30, 2008	For the six months ended June 30, 2008
	(in thousands)
Summary cash flow information:
Cash provided by operating activities	$45,366	$80,111
Cash used in investing activities	(264,662)	(283,103)
Cash provided by financing activities	299,583	339,990

Increase in cash and cash equivalents	80,287	136,998
Cash and cash equivalents, March 31, 2008 and December 31, 2007	126,983	70,272

Cash and cash equivalents, June 30, 2008	$207,270	$207,270

Sources of Liquidity

We have traditionally funded our growth, including our tower portfolio growth, through long-term indebtedness and equity issuances. In addition, we also fund our growth with cash flows from operations.

Cash provided by operating activities was $45.4 million for the three months ended June 30, 2008 as compared to $26.7 million for the three months ended June 30, 2007. This increase was primarily the result of an increase in the segment operating profit from the site leasing segment.

On May 16, 2008, we issued $550.0 million of our 1.875% Convertible Senior Notes due in 2013, which we refer to as the 1.875% Notes. Semi-annual interest payments on the 1.875% Notes are due each May 1 and November 1, beginning November 1, 2008. The maturity date of the 1.875% Notes is May 1, 2013. The 1.875% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 24.1196 shares per $1,000 principal amount of 1.875% Notes

(subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $41.46 per share or a 20% conversion premium based on the last reported sale price of $34.55 per share of Class A common stock on the Nasdaq Global Select Market on May 12, 2008. The 1.875% Notes are only convertible under certain specified circumstances: (1) during any calendar quarter commencing at any time after June 30, 2008 and only during such calendar quarter, if the last reported sale price of our Class A common stock for at least 20 trading days during the 30 consecutive trading day ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of our Class A common stock on the last trading day of such preceding calendar quarter, (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 1.875% Notes for each day in the measurement period was less than 95% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate, (3) if specified distributions to holders of our Class A common stock are made or specified corporate transactions occur, and (4) at any time on or after February 19, 2013.

Upon conversion, we have the right to settle the conversion of each $1,000 principal amount of 1.875% Notes with any of the three following alternatives, at our option: delivery of (1) 24.1196 shares of our Class A common stock, (2) cash equal to the value of 24.1196 shares of our Class A common stock calculated at the market price per share of our Class A common stock at the time of conversion or (3) a combination of cash and shares of our Class A common stock.

Concurrently with the pricing of the 1.875% Notes, we entered into convertible note hedge transactions. The initial strike price of the convertible note hedge transactions is $41.46 per share of our Class A common stock (the same as the initial conversion price of the 1.875% Notes) and is similarly subject to certain customary adjustments. The convertible note hedge transactions cover 13,265,780 shares of Class A common stock. The cost of the convertible note hedge transactions was $137.7 million. A portion of the net proceeds from the sale of the 1.875% Notes and the warrants discussed below were used to pay for the cost of the convertible note hedge transactions. The cost of the convertible note hedge transactions was recorded as a reduction to additional paid-in capital on the Company’s Consolidated Balance Sheets.

Separately and concurrently with entering into the convertible note hedge transactions, the Company entered into warrant transactions whereby the Company warrants to each of the hedge counterparties to acquire 13,265,780 shares of Class A common stock at an initial exercise price of $67.37 per share. The aggregate proceeds from the issuance of the warrants were $56.2 million.

The net proceeds from this offering were approximately $536.8 million after deducting discounts, commissions and expenses. A portion of the net proceeds from the sale of the 1.875% Notes were used to repurchase and retire approximately 3.47 million shares of our Class A common stock at a price of $34.55 per share, or approximately $120.0 million. A portion of the net proceeds from the sale of the 1.875% Notes and the warrant were used to pay for the cost of the convertible note hedge transactions, repay approximately $235.0 million drawn under the senior secured revolving credit facility, to finance future acquisitions of complementary businesses, the future acquisition or construction of towers and the purchase or extension of leases of land underlying our towers, future stock repurchases and for general corporate purposes. The remainder of the net proceeds from the sale of the 1.875% Notes and the warrant transactions is invested in cash equivalents.

On January 18, 2008, SBA Senior Finance entered into a $285.0 million senior secured revolving credit facility. On March 5, 2008, SBA Senior Finance entered into a new lender supplement in connection with the senior secured revolving credit facility, which increased the commitment from $285.0 million to $335.0 million. The facility may be borrowed, repaid and redrawn, subject to compliance with certain covenants. Proceeds available under the facility may only be used for the construction or acquisition of towers and for ground lease buyouts. Amounts borrowed under the facility will accrue interest at Libor plus a margin that ranges from 150 basis points to 300 basis points or at a Base Rate plus a margin that ranges from 50 basis points to 200 basis points, in each case based on consolidated total debt to SBA Senior Finance’s annualized EBITDA ratio (calculated excluding the impact from the borrowers under the mortgage loan underlying the CMBS Certificates). The material terms of the senior secured revolving credit facility are described below under “Debt Instruments – Senior Secured Revolving Credit Facility.” As of June 30, 2008, availability under the credit facility was approximately $276.5 million of which no amounts are currently outstanding.

On July 18, 2008, SBA Senior Finance, Inc. entered into the First Amendment to the senior secured revolving credit facility to effect the terms of the Agreement and Plan of Merger, dated July 18, 2008, among us, Optasite, and the other parties thereto. Specifically, the First Amendment excludes from our general obligation to pledge as collateral under the Credit Agreement our stock in each of our domestic subsidiaries (other than the CMBS Subsidiaries), the stock in Optasite and its subsidiaries which we are acquiring in the Merger, for so long as such pledge would not be permitted under Optasite’s credit agreement with Morgan Stanley Asset Funding Inc. and does not require Optasite or any of its subsidiaries to become guarantors under the Credit Agreement upon consummation of the Merger.

In order to manage our leverage position and/or to ensure continued compliance with our financial covenants, we may decide to pursue a variety of actions. These actions may include the issuance of additional indebtedness, the repurchase of outstanding indebtedness for cash or equity, selling certain assets or lines of business, issuing common stock or securities convertible into shares of common stock, or pursuing other financing alternatives, including securitization transactions. If implemented, these actions could materially impact the amount and composition of indebtedness outstanding, increase our interest expense and/or dilute our existing shareholders. We cannot assure you that we will not implement any of these strategies or that, if implemented, these strategies could be implemented on terms favorable to us and our shareholders.

Equity Issuances

In connection with our acquisitions, we have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services. During the three months ended June 30, 2008, we issued approximately 0.5 million shares of Class A common stock under this registration statement for the acquisition of towers. As of June 30, 2008, we had approximately 3.3 million shares of Class A common stock remaining under this shelf registration statement.

On April 14, 2006, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, shares of preferred stock, which may be represented by depositary shares, unsecured senior, senior subordinated or subordinated debt securities, and warrants to purchase any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. During the three months ended June 30, 2008, we did not issue any securities under this automatic shelf registration statement.

Uses of Liquidity

Our principal use of liquidity is cash capital expenditures associated with the growth of our tower portfolio. Our cash capital expenditures, including cash used for acquisitions, for the three months ended June 30, 2008 were $264.5 million. The $264.5 million included cash capital expenditures of $250.6 million that we incurred in connection with the acquisition of 555 completed towers and earnouts paid associated with previous acquisitions, net of related prorated rental receipts and payments. This amount also includes $5.6 million related to new tower construction, $1.3 million for maintenance tower capital expenditures, $1.3 million for augmentations and tower upgrades, $0.2 million for general corporate expenditures and $5.5 million for ground lease purchases. The $5.6 million of new tower construction included costs associated with the completion of 18 towers during the three months ended June 30, 2008 and cost incurred on sites currently in process.

Our cash capital expenditures, including cash used for acquisitions, for the six months ended June 30, 2008, were $323.3 million. The $323.3 million included cash capital expenditures of $297.7 million that we incurred in connection with the acquisition of 643 completed towers and earnouts paid associated with previous acquisitions, net of related prorated rental receipts and payments. This amount also includes $11.7 million related to new tower construction, $2.3 million for maintenance tower capital expenditures, $2.4 million for augmentations and tower upgrades, $0.4 million for general corporate expenditures and $8.8 million for ground lease purchases. The $11.7 million of new tower construction included costs associated with the completion of 38 new towers during the six months ended June 30, 2008 and costs incurred on sites currently in process.

We currently expect to incur cash capital expenditures associated with tower maintenance and general corporate expenditures of $5.0 million to $7.0 million during 2008. Based upon our current plans, we expect discretionary cash capital expenditures during 2008 to be at least $595.0 million to $615.0 million, not including the anticipated assumption of $150.0 million in debt associated with a specific contracted acquisition. Primarily, these cash capital expenditures relate to the 80 to 90 towers we intend to build in 2008, ground lease purchases and our 2008 tower acquisition plans, including as of August 4, 2008, the 8 towers acquired and one managed site since June 30, 2008 and the 957 towers, 44 managed sites and five distributed antenna systems (“DAS”) networks that are subject to pending acquisition agreements. We estimate we will incur approximately $1,000 per tower per year for capital improvements or modifications to our towers.

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

Debt Service Requirements

At June 30, 2008, we had $405.0 million outstanding of Initial CMBS Certificates. The Initial CMBS Certificates have an anticipated repayment date of November 9, 2010. Interest on the Initial CMBS Certificates is payable monthly at a weighted average annual fixed coupon rate of 5.6%. Based on the amounts outstanding at June 30, 2008, annual debt service on the Initial CMBS Certificates is $22.7 million.

At June 30, 2008, we had $1.15 billion outstanding of Additional CMBS Certificates. The Additional CMBS Certificates have an anticipated repayment date of November 9, 2011. Interest on the Additional CMBS Certificates is payable monthly at a weighted average annual fixed coupon rate of 6.0%. Based on the amounts outstanding at June 30, 2008, annual debt service on the Additional CMBS Certificates is $68.9 million.

At June 30, 2008, we had $350.0 million outstanding of 0.375% Notes. The 0.375% Notes have a maturity date of December 1, 2010. Interest on the 0.375% Notes is payable semi-annually each June 1 and December 1 at an annual rate of 0.375%. Based on the amounts outstanding at June 30, 2008, annual debt service on the 0.375% Notes is $1.3 million.

At June 30, 2008, we had $550.0 million outstanding of 1.875% Notes. The 1.875% Notes have a maturity date of May 1, 2013. Interest on the 1.875% Notes is payable semi-annually each May 1 and November 1 at an annual rate of 1.875% Notes. Based on the amounts outstanding at June 30, 2008, annual debt service on the Notes is $10.3 million.

At June 30, 2008, we had no amounts outstanding under our $335.0 million senior secured revolving credit facility. Amounts borrowed under the facility accrue interest at LIBOR plus a margin that ranges from 150 basis points to 300 basis points or at a Base Rate (as defined in the Senior Credit Agreement) plus a margin that ranges from 50 basis points to 200 basis points. The facility will terminate and we will repay all amounts outstanding on the earlier of (i) the third anniversary of January 18, 2008 and (ii) the date which is three months prior to (x) the final maturity date of the 0.375% Notes (or any instrument that refinances the 0.375% Notes) or (y) the anticipated repayment date (November 9, 2010) of the Initial CMBS Certificates (or any other refinancing of these instruments). At the termination date, each lender under the facility may, in its sole discretion and upon request by us, extend the maturity date of the facility for one additional year. In addition, we had approximately $0.1 million of letters of credit posted against the availability of this facility at June 30, 2008.

As of June 30, 2008, we believe that our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

Debt Instruments

CMBS Certificates

On November 18, 2005, SBA CMBS-1 Depositor LLC (the “Depositor”), an indirect subsidiary of ours, sold in a private transaction $405.0 million of Initial CMBS Certificates issued by SBA CMBS Trust (the “Trust”).

The Initial CMBS Certificates consist of five classes, all of which are rated investment grade with a principal balance and annual pass-through interest rate as indicated in the table below:

Subclass	Initial Subclass Principal Balance	Annual Pass- through Interest Rate
	(in thousands)
2005-1A	$238,580	5.369%
2005-1B	48,320	5.565%
2005-1C	48,320	5.731%
2005-1D	48,320	6.219%
2005-1E	21,460	6.706%

Total	$405,000	5.608%

The weighted average annual fixed coupon interest rate of the Initial CMBS Certificates is 5.6%, payable monthly, and the effective weighted average annual fixed interest rate is 4.8% after giving effect to a settlement of two interest rate swap agreements entered into contemplation of the transaction. The Initial CMBS Certificates have an anticipated repayment date of November 2010 with a final repayment date in 2035. The proceeds of the Initial CMBS Certificates were primarily used to purchase the prior senior credit facility of SBA Senior Finance, Inc. and to fund reserves and pay expenses associated with the offering.

On November 6, 2006, the Depositor sold in a private transaction $1.15 billion of the Additional CMBS Certificates issued by the Trust. The Additional CMBS Certificates consist of nine classes with a principal balance and annual pass-through interest rate as indicated in the table below:

Subclass	Initial Subclass Principal Balance	Annual Pass- through Interest Rate
	(in thousands)
2006-1A	$439,420	5.314%
2006-1B	106,680	5.451%
2006-1C	106,680	5.559%
2006-1D	106,680	5.852%
2006-1E	36,540	6.174%
2006-1F	81,000	6.709%
2006-1G	121,000	6.904%
2006-1H	81,000	7.389%
2006-1J	71,000	7.825%

Total	$1,150,000	5.993%

The weighted average annual fixed interest rate of the Additional CMBS Certificates is 6.0%, payable monthly, and the effective weighted average annual fixed interest rate is 6.3% after giving effect to the settlement of the nine interest rate swap agreements entered into contemplation of the transaction. The Additional CMBS Certificates have an anticipated repayment date of November 2011 with a final repayment date in 2036. The proceeds of the Additional CMBS Certificates were primarily used to repay the bridge loan incurred in connection with the acquisition of AAT and to fund required reserves and expenses associated with the Additional CMBS Transaction.

The assets of the Trust, which issued both the Initial CMBS Certificates and the Additional CMBS Certificates, consist of a non-recourse mortgage loan initially made in favor of SBA Properties as the initial borrower. In connection with the Additional CMBS Certificates, each of SBA Sites, Inc., SBA Structures, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc. and SBA Towers USVI, Inc. (the “Additional Borrowers” and collectively with SBA Properties, Inc., the “Borrowers”) were added as additional borrowers under the mortgage loan and the principal amount of the mortgage loan was increased by $1.15 billion to an aggregate of $1.56 billion. The mortgage loan consists of multiple tranches, or components, each of which has terms that are identical to the subclass of CMBS Certificates to which it relates. The Borrowers are special purpose vehicles which exist solely to hold the towers which are subject to the securitization.

The mortgage loan is to be paid from the operating cash flows from the aggregate 4,970 towers owned by the Borrowers. Subject to certain limited exceptions described below, no payments of principal will be required to be made for the components of the mortgage loan corresponding to the Initial CMBS Certificates prior to the monthly payment date in November 2010, which is the anticipated repayment date for the components of the mortgage loan corresponding to the Initial CMBS Certificates, and no payments of principal will be required to be made for the components of the mortgage loan corresponding to the Additional CMBS Certificates prior to the monthly payment date in November 2011, which is the anticipated repayment date for the components of the mortgage loan corresponding to the Additional CMBS Certificates.

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

In connection with the issuance of the CMBS Certificates, we are required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan governing the CMBS Certificates to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and service expenses, and to reserve a portion of advance rents from tenants on the 4,970 tower sites. Based on the terms of the CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The monies held by the indenture trustee are classified as restricted cash on our Consolidated Balance Sheets. The monies held by the indenture trustee in excess of required reserve balances are subsequently released to the Borrowers on or before the 15th calendar day following month end. However, if the debt service coverage ratio, defined as the Net Cash Flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time as the debt service coverage ratio exceeds 1.15 times for a calendar quarter. Otherwise, on a monthly basis, the excess cash flow of the Borrowers held by the Trustee after payment of principal, interest, reserves and expenses is distributed to the Borrowers. As of June 30, 2008, we met the required debt service coverage ratio as defined by the mortgage loan agreement.

0.375% Convertible Senior Notes due 2010

On March 26, 2007 we issued $350.0 million of our 0.375% Convertible Senior Notes due 2010. Interest is payable semi-annually on June 1 and December 1. The maturity date of the 0.375% Notes is December 1, 2010. The 0.375% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 29.7992 shares of Class A common shares per $1,000 principal amount of 0.375% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $33.56 per share or a 19% conversion premium based on the last reported sale price of $28.20 per share of Class A common stock on the Nasdaq Global Select Market on March 20, 2007, the purchase agreement date. The 0.375% Notes are only convertible under the following circumstances:

•

during any calendar quarter commencing at any time after June 30, 2007 and only during such calendar quarter, if the last reported sale price of our Class A common stock for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of Class A common stock on the last day of such preceding calendar quarter;

•

during the five business day period after any 10 consecutive trading day period in which the trading price of a 0.375% Note for each day in the measurement period was less than 95% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate;

•	if specified distributions to holders of our Class A common stock are made or specified corporate transactions occur; and

•	at any time on or after October 12, 2010.

Upon conversion, we have the right to settle the conversion of each $1,000 principal amount of 0.375% Notes with any of the three following alternatives, at our option: delivery of (1) 29.7992 shares of our Class A common stock, (2) cash equal to the value of 29.7992 shares of our Class A common stock calculated at the market price per share of our Class A common stock at the time of conversion or (3) a combination of cash and shares of our Class A common stock.

Concurrently with the pricing of the 0.375% Notes, we entered into convertible note hedge transactions whereby we purchased from affiliates of two of the initial purchasers of the 0.375% Notes, an option covering 10,429,720 shares of our Class A common stock at an initial price of $33.56 per share. Separately and concurrently with the pricing of the 0.375% Notes, we entered into warrant transactions whereby we sold to affiliates of two of the initial purchasers of the 0.375% Notes warrants to acquire 10,429,720 shares of our Class A common stock at an initial exercise price of $55.00 per share. The convertible note hedge transactions and the warrant transactions, taken as a whole, effectively increase the conversion price of the 0.375% Notes from $33.56 per share to $55.00 per share. As we cannot determine when, or whether, the 0.375% Notes will be converted, the convertible note hedge transactions and the warrant transactions, taken as a whole, minimize the dilution risk associated with early conversion of the 0.375% Notes until such time that our Class A common stock is trading at a price above $55.00 per share (the upper strike of the warrants).

1.875% Convertible Senior Notes due 2013

On May 16, 2008 we issued $550.0 million of our 1.875% Convertible Senior Notes due 2013. Interest is payable semi-annually on May 1 and November 1, beginning November 1, 2008. The maturity date of the 1.875% Notes is May 1, 2013. The 1.875% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 24.1196 shares of Class A common stock per $1,000 principal amount of 1.875% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $41.46 per share or a 20% conversion premium based on the last reported sale price of $34.55 per share of Class A common stock on the Nasdaq Global

Select Market on May 12, 2008, the purchase agreement date. The 1.875% Notes are only convertible under the following circumstances:

•

during any calendar quarter commencing at any time after June 30, 2008 and only during such calendar quarter, if the last reported sale price of our Class A common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of Class A common stock on the last trading day of such preceding calendar quarter;

•

during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.875% Notes for each day in the measurement period was less than 95% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate;

•	if specified distributions to holders of our Class A common stock are made or specified corporate transactions occur; and

•	at any time on or after February 19, 2013.

Upon conversion, we have the right to settle the conversion of each $1,000 principal amount of 1.875% Notes with any of the three following alternatives, at our option: delivery of (1) 24.1196 shares of our Class A common stock, (2) cash equal to the value of 24.1196 shares of our Class A common stock calculated at the market price per share of our Class A common stock at the time of conversion or (3) a combination of cash and shares of our Class A common stock.

Concurrently with the pricing of the 1.875% Notes, we entered into convertible note hedge transactions covering 13,265,780 shares of our Class A common stock at an initial price of $41.46 per share. Separately and concurrently with the pricing of the 1.875% Notes, we entered into warrant transactions whereby we sold warrants to each of the hedge counterparties to acquire 13,265,780 shares of our Class A common stock at an initial exercise price of $67.37 per share. The convertible note hedge transactions and the warrant transactions, taken as a whole, effectively increase the conversion price of the 1.875% Notes from $41.46 per share to $67.37 per share. As we cannot determine when, or whether, the 1.875% Notes will be converted, the convertible note hedge transactions and the warrant transactions, taken as a whole, minimize the dilution risk associated with early conversion of the 1.875% Notes until such time that our Class A common stock is trading at a price above $67.37 per share (the upper strike of the warrants).

Senior Secured Revolving Credit Facility

On January 18, 2008, SBA Senior Finance, an indirect wholly-owned subsidiary of SBA Communications, entered into a $285.0 million senior secured revolving credit facility. On March 5, 2008, SBA Senior Finance entered into a new lender supplement in connection with the senior secured revolving credit facility, which increased the commitment from $285.0 million to $335.0 million, which may be borrowed, repaid and redrawn, subject to compliance with the financial and other covenants in the Senior Credit Agreement. Amounts borrowed under the facility accrue interest at LIBOR plus a margin that ranges from 150 basis points to 300 basis points or at a Base Rate (as defined in the Senior Credit Agreement) plus a margin that ranges from 50 basis points to 200 basis points, in each case based on the Consolidated Total Debt to Annualized Borrower EBITDA ratio (as defined in the Senior Credit Agreement and discussed below). The facility will terminate and SBA Senior Finance will repay all amounts outstanding on the earlier of (i) the third anniversary of January 18, 2008 and (ii) the date which is three months prior to (x) the final maturity date of the 0.375% Notes (or any instrument that refinances the 0.375% Notes) or (y) the anticipated repayment date (November 9, 2010) of the Initial CMBS Certificates (or any other refinancing of these instruments). At the termination date, each lender under the facility may, in its sole discretion and upon the request of SBA Senior Finance, extend the maturity date of the facility for one additional year. The proceeds available under the facility may only be used for the construction or acquisition of towers and for ground lease buyouts.

The Senior Credit Agreement requires SBA Senior Finance and SBA Communications to maintain specific financial ratios, including, at the SBA Senior Finance level, a Consolidated Total Debt to Annualized Borrower EBITDA ratio (as defined in the Senior Credit Agreement) that does not exceed 6.9x for any fiscal quarter and an Annualized Borrower EBITDA to Annualized Cash Interest Expense ratio (as defined in the Senior Credit Agreement) of not less than 2.0x for any fiscal quarter. In addition, SBA Communications’ ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (as defined in the Senior Credit Agreement) for any fiscal quarter cannot exceed 9.9x. The Senior Credit Agreement also contains customary affirmative and negative covenants that, among other things, limit SBA Senior Finance’s ability to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions or merge or consolidate, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. As of June 30, 2008, we were in full compliance with the financial covenants contained in this agreement.

Upon the occurrence of certain bankruptcy and insolvency events with respect to SBA Communications or certain of our subsidiaries, the revolving credit loans automatically terminate and all amounts due under the Senior Credit Agreement and certain other loan documents become immediately due and payable. If certain other events of default occur, including failure to pay the principal and interest when due, a breach of the Company’s negative covenants, or failure to perform any other requirement in the Senior Credit Agreement, the Guarantee and Collateral Agreement (as described below) and/or certain other debt instruments, including the 0.375% Notes and the CMBS Certificates, then with the permission of a majority of the lenders, the revolving credit commitments will terminate and all amounts due under the Senior Credit Agreement and certain other loan documents become immediately due and payable.

In connection with the senior secured revolving credit facility, we entered into a Guarantee and Collateral Agreement, pursuant to which SBA Communications, Telecommunications and substantially all of the domestic subsidiaries of SBA Senior Finance which are not Borrowers under the CMBS Certificates guarantee amounts owed under the senior secured revolving credit facility. Amounts borrowed under the senior secured revolving credit facility are secured by a first lien on substantially all of SBA Senior Finance’s assets not previously pledged under the CMBS Certificates and substantially all of the assets of the guarantors, other than leasehold, easement or fee interest in real property, including SBA Communications and SBA Telecommunications.

As of June 30, 2008, we had no amounts outstanding under this facility and had approximately $0.1 million of letters of credit posted against the availability of the credit facility outstanding. In addition, as of June 30, 2008, availability under the credit facility was approximately $276.5 million.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With GAAP,” SFAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the

Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on our consolidated financial condition, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP ABP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. We are currently evaluating the impact of the adoption of FSP APB 14-1 on our consolidated financial condition, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact the pending adoption of FSP FAS No. 142-3 will have on our consolidated financial condition, results of operations or cash flows.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133.” SFAS No. 161 establishes the disclosure requirements for derivative instruments and hedging activities and expands the disclosure requirements of SFAS No. 133. The effective date for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact the adoption of SFAS No. 161 will have on our consolidated financial condition, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” which requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141, some of which could have a material impact on how we account for business combinations. These changes include, among other things, expensing acquisition costs as incurred as a component of selling, general and administrative expenses. We presently capitalize these acquisition costs. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of business combinations. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS No. 141 (R) will have on our consolidated financial condition, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” which requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The adoption of SFAS No. 160 is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP SFAS No. 157-1 and FSP SFAS No. 157-2. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, the guidelines of SFAS No. 157 were applied in recording our short-term investments at their fair market value, which is further discussed in Note 3. At January 1, 2008, the adoption of SFAS No. 157 did not have a material impact on our consolidated financial condition, results of operations or cash flows.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments.

The following table presents the future principal payment obligations and interest rates associated with our debt instruments assuming our actual level of indebtedness as of June 30, 2008:

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(in thousands)
Long-term debt:
Fixed rate CMBS Certificates (1)	$—	$—	$405,000	$1,150,000	$—	$—	$1,555,000	$1,458,212
0.375% Convertible Senior Notes	$—	$—	$350,000	$—	$—	$—	$350,000	$411,845
1.875% Convertible Senior Notes	$—	$—	$—	$—	$—	$550,000	$550,000	$567,435
Senior Secured Revolving Credit Facility	$—	$—	$—	$—	$—	$—	$—	$—

(1)	The anticipated repayment date is November 2010 for the $405,000 of Initial CMBS Certificates and November 2011 for the $1,150,000 Additional CMBS Certificates.

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

We also face market risk exposure associated with our investment in auction rate securities. The current conditions in the credit markets have resulted in a cumulative other-than-temporary impairment of these securities of $20.5 million as of June 30, 2008. Continued deterioration in the credit and equity markets, continued failed auctions or the lack of a developing secondary market may all potentially cause further impairment in the value of these securities or negatively impact our ability to liquidate these securities.

Special Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•

our expectations that site leasing revenues will continue to grow as wireless service providers lease additional space on our towers due to increasing minutes of use, network expansion and network coverage requirements;

•	our intention to build 80 to 90 new towers during 2008;

•	our belief that our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal capital expenditures;

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

•	our expectations regarding the amount of future expenditures required to maintain, improve and modify our towers;

•

our estimates regarding our annual debt service in 2008 and thereafter, and our belief that our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months;

•	our estimates of the fair value of our auction rate securities and our intention to liquidate these securities within the next twelve months; and

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

•	the ability of our clients to access sufficient capital or their willingness to expend capital to fund network expansion or enhancements;

•	our ability to consummate pending acquisitions and transactions, including the Optasite transaction and the Light Tower Wireless LLC transaction;

•	our ability to continue to comply with covenants and the terms of our credit instruments;

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

•	our ability to build 80 to 90 towers in 2008;

•	our ability to secure and deliver anticipated services business at contemplated margins;

•	our ability to identify and successfully consummate actions to manage our leverage position and ensure continued compliance with our financial covenants;

•	market conditions that may affect the fair value and liquidity of our short-term investments, and may impact our ability to liquidate these securities within the next twelve months;

•	our ability to successfully and timely address zoning issues, permitting and other issues that arise in connection with the building of new towers;

•	our ability to realize economies of scale from our tower portfolio;

•	the business climate for the wireless communications industry in general and the wireless communications infrastructure providers in particular;

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry; and

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

Adjusted EBITDA

We define Adjusted EBITDA as net loss excluding the impact of net interest expenses (including amortization of deferred financing fees), provision for taxes, depreciation, accretion and amortization, asset impairment and other charges, non-cash compensation, loss from write-off of deferred financing fees and extinguishment of debt, other income and expenses, non-cash leasing revenue and non-cash ground lease expense. In addition, Adjusted EBITDA excludes acquisition related costs which are currently capitalized, but, commencing January 1, 2009 pursuant to the adoption of Statement of Financial Accounting Standard 141(R), will be required to be expensed and included within operating expense. We have included this non-GAAP financial measure because we believe this item is an indicator of the performance of our core operations and reflects the changes in our operating results. Adjusted EBITDA is not intended to be an alternative measure of operating income or gross profit margin as determined in accordance with GAAP.

The non-GAAP measurement of Adjusted EBITDA has certain material limitations, including:

•

it does not include interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate profits and cash flows. Therefore, any measure that excludes interest expense has material limitations,

•

it does not include depreciation, accretion and amortization expense. Because we use capital assets, depreciation, accretion and amortization expense is a necessary element of our costs and ability to generate profits. Therefore, any measure that excludes depreciation, accretion and amortization expense has material limitations,

•

it does not include provision for taxes. Because the payment of taxes is a necessary element of our costs, particularly in the future, any measure that excludes tax expense has material limitations, and

•

it does not include non-cash expenses such as asset impairment and other charges, non-cash compensation, other expenses/income, non-cash leasing revenue and non-cash ground lease expense. Because these non-cash items are a necessary element of our costs and our ability to generate profits, any measure that excludes these non-cash items has material limitations.

We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of our profitability and operating results.

The reconciliation of Adjusted EBITDA is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net loss	$(18,390)	$(15,072)	$(33,024)	$(31,466)
Interest income	(1,630)	(3,273)	(3,727)	(4,499)
Interest expense	28,079	25,398	54,223	50,186
Depreciation, accretion and amortization	49,253	41,650	96,606	81,943
Provision for income taxes(1)	541	290	987	617
Loss from write-off of deferred financing fees and extinguishment of debt	—	431	—	431
Non-cash compensation	2,476	2,172	4,012	3,589
Non-cash leasing revenue	(1,842)	(2,168)	(3,838)	(4,564)
Non-cash ground lease expense	2,480	1,826	4,832	4,068
Other expense	2,541	226	4,889	191
AAT integration costs	—	—	—	5

Adjusted EBITDA	$63,508	$51,480	$124,960	$100,501

(1)

This amount includes $351 and $189 of franchise taxes reflected in the Consolidated Statement of Operations in selling, general and administrative expenses for the three months ended June 30, 2008 and June 30, 2007, respectively and $719 and $424 for the six months ended June 30, 2008 and June 30, 2007, respectively.

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

	Site leasing segment
	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Segment revenue	$93,739	$79,552	$183,114	$156,062
Segment cost of revenues (excluding depreciation, accretion and amortization)	(22,593)	(21,202)	(44,641)	(41,790)

Segment operating profit	$71,146	$58,350	$138,473	$114,272

	Site development consulting segment
	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Segment revenue	$5,313	$5,908	$10,298	$10,625
Segment cost of revenues (excluding depreciation, accretion and amortization)	(4,155)	(4,493)	(8,346)	(8,355)

Segment operating profit	$1,158	$1,415	$1,952	$2,270

	Site development construction segment
	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Segment revenue	$12,900	$14,829	$28,457	$29,410
Segment cost of revenues (excluding depreciation, accretion and amortization)	(12,613)	(13,555)	(26,609)	(26,571)

Segment operating profit	$287	$1,274	$1,848	$2,839

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2008. Based on such evaluation, such officers have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to the repurchase of Class A common stock by the company during the three months ended June 30, 2008:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d)Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2008-4/30/2008	—	—	—	—
5/1/2008-5/31/2008	3,473,227	$34.55	—	—
6/1/2008-6/30/2008	—	—	—	—
Total	3,473,227	$34.55	—	—

(1)	All repurchases of shares of Class A common stock during the period were made in connection with our 1.875% Note offering. We paid $120.0 million in cash or $34.55 per share to effect these purchases.

ITEM 4. Submission of Matters to a Vote of Security Holders

On May 6, 2008, we held our 2008 Annual Meeting of Shareholders (the “Meeting”). At the Meeting, the shareholders voted on (i) the election of two Class III directors for a term of three years and, in each case, until their successors are duly elected and qualified, (ii) the approval of our 2008 Employee Stock Purchase Plan, and (iii) the ratification of the appointment of Ernst & Young LLP as our independent registered certified public accounting firm for the 2008 fiscal year.

The voting results were as follows:

1. Election of Directors:

Name of Nominee	For	Withheld
Steven E. Bernstein	91,355,950	1,538,647
Duncan H. Cocroft	91,914,983	979,614

2. Approval of our 2008 Employee Stock Purchase Plan:

For	Against	Abstain	Non Votes
82,215,524	185,108	29,075	10,464,890

3. Ratification of the appointment of Ernst & Young LLP as our independent registered certified public accounting firm for the 2008 fiscal year.

For	Against	Abstain
92,847,124	23,940	23,533

In addition, the following directors continued to serve as directors after the Meeting:

Brian C. Carr

Philip L. Hawkins

Jack Langer

Steven E. Nielsen

Jeffrey A. Stoops

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description
4.13	Indenture, dated May 16, 2008, by and between SBA Communications Corporation and U.S. Bank National Association.(1).

4.14	Form of 1.875% Convertible Senior Notes due 2013 (included in Exhibit 4.13).

5.1	Opinion of Holland & Knight LLP regarding legality of Class A common stock.

10.69	Purchase Agreement, dated May 12, 2008, among SBA Communications Corporation and Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and Lehman Brothers Inc., as representatives of the several initial purchasers listed on Schedule I of the Purchase Agreement.(2)

10.70	Registration Rights Agreement, dated May 16, 2008, among SBA Communications Corporation and Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and Lehman Brothers Inc., as representatives of the several initial purchasers listed on Schedule 1 of the Purchase Agreement.(1)

10.71	Form of Convertible Bond Hedge Transaction Agreement entered into by SBA Communications Corporation with each of Lehman Brothers OTC Derivatives Inc., Citibank, N.A., Deutsche Bank AG London Branch, and Wachovia Capital Markets, LLC and Wachovia Bank, National Association.

10.72	Form of Issuer Warrant Transaction Letter Agreement entered into by SBA Communications Corporation with each of Lehman Brothers OTC Derivatives Inc., Citibank, N.A., Deutsche Bank AG London Branch, and Wachovia Capital Markets, LLC and Wachovia Bank, National Association.

31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2008.
(2)	Filed with the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

August 6, 2008	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

August 6, 2008
/s/ Anthony J. Macaione
Anthony J. Macaione
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
5.1	Opinion of Holland & Knight LLP regarding legality of Class A common stock.

10.71	Form of Convertible Bond Hedge Transaction Agreement entered into by SBA Communications Corporation with each of Lehman Brothers OTC Derivatives Inc., Citibank, N.A., Deutsche Bank AG London Branch, and Wachovia Capital Markets, LLC and Wachovia Bank, National Association.

10.72	Form of Issuer Warrant Transaction Letter Agreement entered into by SBA Communications Corporation with each of Lehman Brothers OTC Derivatives Inc., Citibank, N.A., Deutsche Bank AG London Branch, and Wachovia Capital Markets, LLC and Wachovia Bank, National Association.

31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Anthony J. Macaione, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.