Form 10-Q
period 2008-09-30
SBA COMMUNICATIONS CORP
filed 2008-11-05
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 116,589,586 shares of Class A common stock outstanding as of November 3, 2008.

SBA COMMUNICATIONS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM  1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$439,155	$70,272
Short-term investments	161	55,142
Restricted cash	37,270	37,601
Accounts receivable, net of allowance of $788 and $1,186 in 2008 and 2007, respectively	12,792	20,183
Costs and estimated earnings in excess of billings on uncompleted contracts	14,169	21,453
Prepaid and other current assets	10,899	8,561

Total current assets	514,446	213,212
Property and equipment, net	1,435,987	1,191,969
Intangible assets, net	1,298,343	868,999
Deferred financing fees, net	40,465	33,578
Other assets	98,607	76,565

Total assets	$3,387,848	$2,384,323

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,500	$—
Accounts payable	10,355	11,357
Accrued expenses	27,025	20,964
Deferred revenue	43,820	37,557
Interest payable	8,729	3,499
Billings in excess of costs and estimated earnings on uncompleted contracts	189	1,195
Other current liabilities	5,209	1,598

Total current liabilities	100,827	76,170

Long-term liabilities:
Long-term debt, net of current maturities	2,821,948	1,905,000
Other long-term liabilities	77,783	65,762

Total long-term liabilities	2,899,731	1,970,762

Commitments and contingencies
Shareholders’ equity:
Preferred stock - par value $.01, 30,000 shares authorized, none issued or outstanding	—	—
Common stock - Class A, par value $.01, 200,000 shares authorized, 113,715 and 108,380 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	1,137	1,084
Additional paid-in capital	1,791,571	1,571,894
Accumulated deficit	(1,403,719)	(1,234,307)
Accumulated other comprehensive loss, net	(1,699)	(1,280)

Total shareholders’ equity	387,290	337,391

Total liabilities and shareholders’ equity	$3,387,848	$2,384,323

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Site leasing	$100,506	$81,038	$283,620	$237,100
Site development	18,150	22,163	56,905	62,198

Total revenues	118,656	103,201	340,525	299,298

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	24,726	24,395	69,367	66,185
Cost of site development	17,282	19,257	52,237	54,183
Selling, general and administrative	12,496	11,289	35,536	33,691
Depreciation, accretion and amortization	52,725	42,949	149,331	124,892

Total operating expenses	107,229	97,890	306,471	278,951

Operating income	11,427	5,311	34,054	20,347

Other income (expense):
Interest income	1,847	3,029	5,574	7,528
Interest expense	(25,080)	(23,164)	(73,898)	(69,336)
Amortization of deferred financing fees	(3,254)	(2,245)	(8,659)	(6,259)
Loss from write-off of deferred financing fees and extinguishment of debt	(414)	—	(414)	(431)
Other (expense) income	(525)	77	(5,412)	(114)

Total other expense	(27,426)	(22,303)	(82,809)	(68,612)

Loss before provision for income taxes	(15,999)	(16,992)	(48,755)	(48,265)
Provision for income taxes	(424)	(542)	(692)	(735)

Net loss	$(16,423)	$(17,534)	$(49,447)	$(49,000)

Basic and diluted loss per common share amounts:
Net loss per common share	$(0.15)	$(0.17)	$(0.46)	$(0.47)

Basic and diluted weighted average number of common shares	107,384	104,188	107,661	104,333

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(unaudited) (in thousands)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE, December 31, 2007	108,380	$1,084	$1,571,894	$(1,234,307)	$(1,280)	$337,391
Net loss	—	—	—	(49,447)	—	(49,447)
Amortization of deferred gain/loss from settlement of derivative financial instruments, net	—	—	—	—	(419)	(419)
Common stock issued in connection with acquisitions and earn-outs	8,201	82	289,316	—	—	289,398
Non-cash compensation	—	—	5,935	—	—	5,935
Common stock issued in connection with stock purchase/option plans	607	6	5,941	—	—	5,947
Purchase of convertible note hedges	—	—	(137,698)	—	—	(137,698)
Proceeds from issuance of common stock warrants	—	—	56,183	—	—	56,183
Repurchase and retirement of common stock	(3,473)	(35)	—	(119,965)	—	(120,000)

BALANCE, September 30, 2008	113,715	$1,137	$1,791,571	$(1,403,719)	$(1,699)	$387,290

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,447)	$(49,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization	149,331	124,892
Deferred tax benefit	120	101
Write-down of short-term investments	5,478	—
(Gain) loss on sale of assets	(5)	222
Non-cash compensation expense	5,627	5,184
Provision for doubtful accounts	(206)	150
Amortization of deferred financing fees	8,659	6,259
Gain on interest rate swap	(1,528)	—
Loss from write-off of deferred financing fees and extinguishment of debt	414	431
Amortization of deferred gain/loss on derivative financial instruments, net	(419)	(424)
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	14,411	(2,374)
Prepaid and other assets	(9,386)	(12,594)
Accounts payable and accrued expenses	543	(123)
Other liabilities	10,517	9,440

Net cash provided by operating activities	134,109	82,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(190,775)
Proceeds from sales of short-term investments	40,900	69,876
Capital expenditures	(26,723)	(20,046)
Acquisitions and related earn-outs	(342,415)	(149,742)
Proceeds from sale of fixed assets	46	122
Payment of restricted cash relating to tower removal obligations	(863)	(1,360)

Net cash used in investing activities	(329,055)	(291,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 1.875% and 0.375% convertible senior notes, net of fees paid	536,815	341,507
Repurchase and retirement of common stock	(120,000)	(91,236)
Proceeds from issuance of common stock warrants	56,183	27,261
Purchase of convertible note hedges	(137,698)	(77,200)
Borrowings under senior secured revolving credit facility	460,448	—
Repayment of senior secured revolving credit facility	(235,000)	—
Proceeds from employee stock purchase/stock option plans	5,947	6,679
Release of restricted cash relating to CMBS Certificates	383	335
Payment of deferred financing fees relating to CMBS Certificates and senior secured revolving credit facility	(3,249)	(372)

Net cash provided by financing activities	563,829	206,974

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	368,883	(2,787)
CASH AND CASH EQUIVALENTS:
Beginning of period	70,272	46,148

End of period	$439,155	$43,361

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$70,835	$70,174

Income taxes	$739	$760

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Assets acquired through capital leases	$676	$960

Class A common stock issued relating to acquisitions and earnouts	$289,398	$66,841

Debt assumed through acquisition	$147,000	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for SBA Communications Corporation (the “Company”). These financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give a true indication of the results for the year.

2.	CURRENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With GAAP,” SFAS No. 162 is directed to the entity rather than the auditor. The statement is effective November 15, 2008 and is not expected to have any impact on the Company’s consolidated financial condition, results of operations or cash flows.

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (including partial cash settlement) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. Upon adoption, FSP APB 14-1 requires companies to retrospectively apply the requirements of the pronouncements to all periods presented. The Company is currently evaluating the impact of the adoption of FSP APB 14-1 on its consolidated financial condition, results of operations and cash flows. However, the Company expects that its 0.375% Senior Convertible Notes due 2010 and its 1.875% Senior Convertible Notes due 2013 will be subject to FSP APB 14-1. Consequently, the Company expects that FSP APB 14-1 will have a material impact on its consolidated results of operations beginning in the first quarter of fiscal 2009, as the Company will be required to record higher non-cash interest expense related to its outstanding convertible debt instruments.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the impact the pending adoption of FSP FAS No. 142-3 will have on the Company’s consolidated financial condition, results of operations or cash flows.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” which requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141, some of which could have a material impact on how the Company accounts for business combinations. These changes include, among other things, expensing acquisition costs as incurred as a component of operating expense. The Company presently capitalizes these acquisition costs as part of the purchase price and then amortizes these costs using the straight line method over fifteen years. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of a business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of SFAS No. 141 (R) will have on the Company’s consolidated financial condition, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP SFAS No. 157-1 and FSP SFAS No. 157-2. FSP SFAS No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, or in fiscal 2009 for the Company, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, the guidelines of SFAS No. 157 were applied in recording the Company’s investments at their fair market value, which is further discussed in Note 3. At January 1, 2008, the adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

Auction rate securities are debt instruments with long-term scheduled maturities that have interest rates that are typically reset at pre-determined intervals, usually every 7, 28, 35 or 90 days, at which time the securities would historically be purchased or sold, creating a liquid market. Historically, an active secondary market existed for such investments and the rate reset for each instrument was an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. The Company intended to use the interest rate reset feature to provide the opportunity to maximize returns while preserving liquidity. As of September 30, 2008, the Company held auction rate securities with a par value of $29.8 million compared to a par value of $70.7 million at December 31, 2007. Gross purchases and sales of these investments are presented within “Cash flows from investing activities” on the Company’s Consolidated Statements of Cash Flows.

As of December 31, 2007, the Company classified the auction rate securities as short-term based on its intent to continue to liquidate these investments. However, as of September 30, 2008, the Company no longer believes that it will be able to liquidate the remaining securities within the next twelve months due to the insufficient demand in the marketplace driven by the current state of the credit markets. As such, the Company has reclassified the auction rate securities as long-term investments, included in other assets, on the Company’s Consolidated Balance Sheets as of September 30, 2008.

SFAS 157 establishes a framework for measuring fair value and establishes a fair value hierarchy based on the inputs used to measure fair value. Traditionally, the fair value of auction rate securities approximated par value due to the frequent resets through the auction rate process. However, as a result of insufficient demand in the marketplace, the auction rate process has resulted in numerous “failed auctions” over the past twelve months and the Company, like other holders of auction rate securities, has not been able to liquidate all of the remaining auction rate securities held in our portfolio. Consequently, the Company has estimated the fair value of these auction rate securities based on values provided by the firm managing the Company’s auction rate investments utilizing a Level 3 valuation methodology. SFAS 157 defines Level 3 valuations as those which rely on unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. Management validated the assumptions used in the valuation including the ultimate time horizon and coupon rate for these securities, the credit worthiness of the underlying assets and the counterparties, and the appropriate discount margins. The Company continues to monitor market and other conditions in assessing whether further changes in the fair value of these securities are warranted. Due to the lack of a secondary market for the Company’s auction rate securities, the established fair value of these securities is a matter of judgment. These estimated fair values could change significantly based on future market conditions and as such, the Company may be required to record additional unrealized losses for impairment if the Company determines there are further declines in their fair value.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the Company’s auction rate securities measured at fair value:

Securities
(in thousands)
Beginning balance, December 31, 2007	$55,142
Other-than-temporary impairment charge	(2,455)
Sales	(40,900)

Ending balance, March 31, 2008	11,787
Other-than-temporary impairment charge	(2,533)

Ending balance, June 30, 2008	9,254
Other-than-temporary impairment charge	(490)

Ending balance, September 30, 2008	$8,764

The Company reviewed its impairments in accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and Staff Accounting Bulletin Topic 5M, “Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities,” to determine the classification of the impairment as “temporary” or “other-than-temporary.” The Company recorded $0.5 million and $5.5 million other-than-temporary impairment charge in other expense on the Company’s Consolidated Statements of Operations for the three months and nine months ended September 30, 2008, respectively. This impairment charge was based on a variety of factors, including the significant decline in fair value indicated for the individual investments and the adverse market conditions impacting auction rate securities.

4.	RESTRICTED CASH

Restricted cash consists of the following:

	As of September 30, 2008	As of December 31, 2007	Included on Balance Sheet
	(in thousands)
CMBS Certificates	$34,871	$35,254	Restricted cash - current asset
Payment and performance bonds	2,399	2,347	Restricted cash - current asset
Surety bonds and workers compensation	16,539	15,873	Other assets

Total restricted cash	$53,809	$53,474

In connection with the issuance of the CMBS Certificates (as defined in Note 9), the Company is required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan agreement governing the CMBS Certificates. This restricted cash amount is used to fund reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, and trustee and servicing expenses, and to reserve a portion of advance rents from tenants. Pursuant to the terms of the mortgage loan agreement, all rents and other sums due on the towers that secure the CMBS Certificates are directly deposited into a controlled deposit account by the lessees and are held by the indenture trustee. The restricted cash held by the indenture trustee in excess of required reserve balances is subsequently released to the Borrowers (as defined in Note 9) on or before the 15th calendar day following month end provided that the Company is in compliance with its debt service coverage ratio and that no Event of Default has occurred. All monies held by the indenture trustee after the release date are classified as restricted cash on the Company’s Consolidated Balance Sheets.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Payment and performance bonds relate primarily to collateral requirements associated with construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. In addition, as of September 30, 2008 and December 31, 2007, the Company had $2.0 million and $2.2 million, respectively, pledged as collateral related to its workers compensation policy. These amounts are included in other assets on the Company’s Consolidated Balance Sheets.

5.	ACQUISITIONS

Optasite Acquisition

On September 16, 2008, the Company acquired Optasite Holding Company Inc. (“Optasite”) and Optasite became a wholly-owned subsidiary of the Company. As of the closing, Optasite owned 528 tower sites, located in 31 states, Puerto Rico and the U.S. Virgin Islands and had approximately 38 managed site locations.

Pursuant to the terms of the merger agreement, the Company issued 7.25 million shares of SBA Class A common stock to the Optasite securityholders, assumed Optasite’s fully-drawn $150 million senior credit facility (see Note 9) and assumed approximately $27.2 million of additional liabilities which the Company satisfied in cash at closing. The aggregate consideration paid for Optasite was approximately $433.3 million. The results of operations of Optasite are included with those of the Company from the date of the acquisition.

Other Acquisitions

In addition to the Optasite acquisition, during the third quarter of 2008, the Company acquired 39 completed towers and related assets and liabilities from various sellers. The aggregate consideration paid for these towers and related assets was $18.6 million, consisting of $3.6 million in cash (excluding $1.8 million of cash payments for working capital adjustments, due diligence and other acquisition related costs) and approximately 426,000 shares of Class A common stock valued at $15.0 million (excluding $0.3 million of negative working capital adjustments). The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions.

The Company accounted for the above merger and tower acquisitions under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). The merger and acquisitions are recorded at fair market value at the date of each acquisition. The merger and acquisitions consummated were not significant to the Company and accordingly, pro forma financial information has not been presented. In addition, in the third quarter of 2008, the Company paid, in cash, $4.7 million for land and easement purchases and $0.6 million for long-term lease extensions.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

From time to time, the Company agrees to pay additional consideration in connection with such acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the one to three years after they have been acquired. During the third quarter of 2008, certain earnings targets associated with previously acquired towers were achieved and therefore, the Company paid $0.3 million in cash and issued approximately 6,000 shares of Class A common stock. As of September 30, 2008, the Company had obligations to pay up to an additional $11.2 million in consideration if the performance targets contained in various acquisition agreements are met. These obligations are associated with new build and tower acquisition programs within the Company’s site leasing segment. In certain acquisitions, the additional consideration may be paid in cash or shares of Class A common stock at the Company’s option. The Company records such obligations as additional consideration when it becomes probable that the targets will be met.

6.	INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of September 30, 2008			As of December 31, 2007
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
	(in thousands)
Current contract intangibles	$926,519	$(87,384)	$839,135	$604,456	$(54,873)	$549,583
Network location intangibles	512,407	(53,199)	459,208	353,279	(33,863)	319,416

Intangible assets, net	$1,438,926	$(140,583)	$1,298,343	$957,735	$(88,736)	$868,999

All intangibles noted above are included in our site leasing segment. The Company amortizes its intangible assets using the straight line method over fifteen years. Amortization expense relating to the intangible assets above was $18.7 million and $13.8 million for the three months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008 and 2007, amortization expense was $51.8 million and $39.8 million, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the purchase price is finalized for all acquisitions.

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of September 30, 2008	As of December 31, 2007
	(in thousands)
Towers and related components	$2,044,529	$1,741,662
Construction-in-process	8,587	5,265
Furniture, equipment and vehicles	29,998	28,877
Land, buildings and improvements	94,604	64,925

	2,177,718	1,840,729
Less: accumulated depreciation	(741,731)	(648,760)

Property and equipment, net	$1,435,987	$1,191,969

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. At September 30, 2008 and December 31, 2007, non-cash capital expenditures that are included in accounts payable and accrued expenses were $2.6 million and $4.3 million, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amounts applicable to capital leases for vehicles included in property and equipment, net was:

	As of September 30, 2008	As of December 31, 2007
	(in thousands)
Vehicles	$1,635	$960
Less: accumulated depreciation	(312)	(113)

Vehicles, net	$1,323	$847

8.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of September 30, 2008	As of December 31, 2007
	(in thousands)
Costs incurred on uncompleted contracts	$102,526	$115,823
Estimated earnings	18,356	23,175
Billings to date	(106,902)	(118,740)

	$13,980	$20,258

These amounts are included on the accompanying Consolidated Balance Sheets under the following captions:

	As of September 30, 2008	As of December 31, 2007
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$14,169	$21,453
Billings in excess of costs and estimated earnings on uncompleted contracts	(189)	(1,195)

	$13,980	$20,258

At September 30, 2008, five significant customers comprised 65.6% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, while at December 31, 2007, one significant customer comprised 66.6% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	DEBT

Debt consists of the following:

	As of September 30, 2008	As of December 31, 2007
	(in thousands)
Commercial mortgage pass-through certificates, series 2005-1, secured, interest payable monthly in arrears, balloon payment principal of $405,000 with an anticipated repayment date of November 9, 2010. Interest at fixed rates ranging from 5.369% to 6.706%	$405,000	$405,000
Commercial mortgage pass-through certificates, series 2006-1, secured, interest payable monthly in arrears, balloon payment principal of $1,150,000 with an anticipated repayment date of November 9, 2011. Interest at fixed rates ranging from 5.314% to 7.825%	1,150,000	1,150,000
Convertible senior notes, unsecured, interest payable June 1 and December 1, aggregate principal amount of $350,000, with a maturity date of December 1, 2010. Interest at 0.375%. (See Note 16 - Subsequent Events)	350,000	350,000
Convertible senior notes, unsecured, interest payable May 1 and November 1, aggregate principal amount of $550,000, with a maturity date of May 1, 2013. Interest at 1.875%.	550,000	—
Senior secured revolving credit facility originated in January 2008. Interest at varying rates ranging from 4.68% to 5.5%	225,448	—
Optasite credit facility assumed September 2008 (see Note 5). Interest at 4.14%	147,000	—

Total debt	2,827,448	1,905,000
Less: current maturities of long-term debt	(5,500)	—

Total long-term debt, net of current maturities	$2,821,948	$1,905,000

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

Commercial Mortgage Pass-Through Certificates, Series 2006-1

On November 6, 2006, the Depositor sold in a private transaction $1.15 billion of Additional CMBS Certificates, Series 2006-1 (the “Additional CMBS Certificates” and collectively with the Initial CMBS Certificates referred to as the “CMBS Certificates”) issued by the Trust. The Additional CMBS Certificates consist of nine classes with a principal balance and annual pass-through interest rate as indicated in the table below:

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

The CMBS Certificates

The asset of the Trust, which issued both the Initial CMBS Certificates and the Additional CMBS Certificates, consists of a non-recourse mortgage loan initially made in favor of SBA Properties as the initial borrower. In connection with the Additional CMBS Certificates, each of SBA Sites, Inc., SBA Structures, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc. and SBA Towers USVI, Inc. (the “Additional Borrowers” and collectively with SBA Properties, Inc., the “Borrowers”) were added as additional borrowers under the mortgage loan and the principal amount of the mortgage loan was increased by $1.15 billion to an aggregate of $1.56 billion. The mortgage loan consists of multiple tranches, or components, each of which has terms that are identical to the subclass of CMBS Certificates to which it relates. The Borrowers are special purpose vehicles which exist solely to hold the towers which are subject to the securitization.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The mortgage loan is to be paid from the operating cash flows from the aggregate 4,970 towers owned by the Borrowers (the “CMBS Towers”). Subject to certain limited exceptions described below, no payments of principal will be required to be made in relation to the components of the mortgage loan corresponding to the Initial CMBS Certificates prior to the monthly payment date in November 2010, which is the anticipated repayment date for the components of the mortgage loan corresponding to the Initial CMBS Certificates, and no payments of principal will be required to be made in relation to the components of the mortgage loan corresponding to the Additional CMBS Certificates prior to the monthly payment date in November 2011, which is the anticipated repayment date for the components of the mortgage loan corresponding to the Additional CMBS Certificates.

The Borrowers may prepay the mortgage loan in whole or in part at any time prior to November 2010 for the components of the mortgage loan corresponding to the Initial CMBS Certificates and November 2011 for the components of the mortgage loan corresponding to the Additional CMBS Certificates upon payment of the applicable prepayment consideration. The prepayment consideration is determined per class and consists of an amount equal to the excess, if any, of (1) the present value on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date that is nine months prior to the anticipated repayment date, assuming the entire unpaid principal amount of such class is required to be paid, over (2) that portion of the principal balance of such class prepaid on the date of such prepayment. If the prepayment occurs (i) within nine months of the anticipated repayment date, (ii) with proceeds received as a result of any condemnation or casualty of the Borrowers’ sites or (iii) during an amortization period, no prepayment consideration is due. The entire unpaid principal balance of the mortgage loan components corresponding to the Initial CMBS Certificates will be due in November 2035 and those corresponding to the Additional CMBS Certificates will be due in November 2036. However, to the extent that the full amount of the mortgage loan component corresponding to the Initial CMBS Certificates or the amount of the mortgage loan component corresponding to the Additional CMBS Certificates are not fully repaid by their respective anticipated repayment dates, the interest rate of each component would increase by the greater of (i) 5% or (ii) the amount, if any, by which the sum of (x) the ten-year U.S. treasury rate plus (y) the credit-based spread for such component (as set forth in the mortgage loan agreement) plus (z) five percent (5%), exceeds the original interest rate for such component. In addition, to the extent that the full amount of the mortgage loan components are not repaid on their respective anticipated repayment dates, excess cash flow (as defined below) will be applied to payment of the principal amount of the relevant mortgage loan component. The mortgage loan may be defeased in whole at any time prior to the anticipated repayment date.

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

In connection with the issuance of the CMBS Certificates, the Company established a deposit account into which all rents and other sums due on the CMBS Towers are directly deposited by the lessees and are held by the indenture trustee. The funds in this deposit account are used to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan governing the CMBS Certificates to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

property taxes, insurance premiums related to tower sites, trustee and service expenses, and to reserve a portion of advance rents from tenants on the 4,970 tower sites. The monies held by the indenture trustee in excess of required reserve balances are subsequently released to the Borrowers on or before the 15th calendar day following month end. The monies held by the indenture trustee after the release date are classified as restricted cash on the Company’s Consolidated Balance Sheets (see Note 4). However, if the debt service coverage ratio, defined as the net cash flow (as defined in the Mortgage Loan Agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow”, will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the debt service coverage ratio exceeds 1.15 times for a calendar quarter. As of September 30, 2008, the Borrowers met the required debt service coverage ratio as defined by the mortgage loan agreement.

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

Separately and concurrently with entering into the convertible note hedge transactions, the Company entered into warrant transactions whereby the Company sold warrants to each of the hedge counterparties to acquire an aggregate of 10,429,720 shares of Class A common stock at an initial exercise price of $55.00 per share. The aggregate proceeds from the issuance of the warrants were $27.3 million. The proceeds from the issuance of the warrants were recorded as an increase to additional paid-in capital on the Company’s Consolidated Balance Sheet.

During October 2008, the Company consummated privately negotiated exchanges of stock for outstanding 0.375% Notes in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. Pursuant to these exchanges, the Company issued 2,735,000 shares of the Company’s Class A common stock in exchange for $60.5 million in principal amount of 0.375% Notes, for an effective share price against principal indebtedness repurchased of $22.12. In addition, the Company also repurchased in privately negotiated transactions $88.0 million in principal amount of 0.375% Notes for $64.9 million in cash. The notes acquired represent 42.4% of the original $350 million principal amount of 0.375% Notes issued. In accordance with SFAS No. 84, “Induced Conversion of Convertible Debt” and APB 26 “Early Extinguishment of Debt,” the Company will record a net gain on the early extinguishment of debt of $8.1 million and $75.5 million in additional paid-in capital related to these transactions.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Concurrently with the pricing of the 1.875% Notes, the Company entered into convertible note hedge transactions with affiliates of four of the initial purchasers of the 1.875% Notes. The initial strike price of the convertible note hedge transactions is $41.46 per share of the Company’s Class A common stock (the same as the initial conversion price of the 1.875% Notes) and is similarly subject to certain customary adjustments. The convertible note hedge transactions originally covered 13,265,780 shares of Class A common stock. The cost of the convertible note hedge transactions was $137.7 million. A portion of the net proceeds from the sale of the 1.875% Notes and the warrant transactions discussed below were used to pay for the cost of the convertible note hedge transactions. The cost of the convertible note hedge transactions was recorded as a reduction to additional paid-in capital on the Company’s Consolidated Balance Sheet.

Separately and concurrently with entering into the convertible note hedge transactions, the Company entered into warrant transactions whereby the Company sold warrants to each of the hedge counterparties to acquire an aggregate of 13,265,780 shares of Class A common stock at an initial exercise price of $67.37 per share. The aggregate proceeds from the warrant transactions were $56.2 million. The proceeds from issuance of the warrants were recorded as an increase to additional paid-in capital on the Company’s Consolidated Balance Sheet.

One of the convertible note hedge transactions entered into in connection with the 1.875% Notes was with Lehman Brothers OTC Derivatives Inc. (“Lehman Derivatives”). The convertible note hedge transaction with Lehman Derivatives covers 55% of the 13,265,780 shares of Company Class A common stock potentially issuable upon conversion of the 1.875% Notes. On October 5, 2008, Lehman Derivatives filed a motion for protection under Chapter 11 of the United States Bankruptcy Code. The filing by Lehman Derivatives of a voluntary Chapter 11 bankruptcy petition constituted an “event of default” under the convertible note hedge transaction with Lehman Derivatives. The Company is carefully monitoring the developments affecting Lehman Derivatives and the Company may, among other things, terminate the convertible note hedge transaction with Lehman Derivatives.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The net cost of the convertible note hedge transaction with Lehman Derivatives was recorded as an increase to additional paid in capital and therefore the “event of default” is not expected to have an impact on the Company’s financial position or results of operations. However, the Company could incur significant costs to replace this hedge transaction if it elects to do so. If the Company does not elect to replace the convertible note hedge transaction, then the Company would be subject to potential dilution or additional cost (depending on if the note is settled with shares or cash) upon conversion of the 1.875% Notes, if on the date of conversion the per share market price of the Company’s Class A common stock exceeded the conversion price of $41.46.

Senior Secured Revolving Credit Facility

On January 18, 2008, SBA Senior Finance, Inc. (“SBASF”), an indirect wholly-owned subsidiary of the Company, entered into a $285.0 million senior secured revolving credit facility with several banks and other financial institutions or entities from time to time parties to the credit agreement (the “Lenders”); Wachovia Bank, National Association and Lehman Commercial Paper Inc. (“LCPI”), as co-syndication agents; Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as co-documentation agents; and Toronto Dominion (Texas) LLC, as administrative agent (the “Senior Credit Agreement”). On March 5, 2008, SBASF entered into a new lender supplement in connection with the senior secured revolving credit facility, which increased the aggregate commitment of the lenders to $335.0 million. In September 2008, the Company made a drawing request under the senior secured credit facility and LCPI, who was a lender under the senior secured revolving credit facility, did not fund its share of such request. As a result of such failure to fund, SBA delivered a letter to LCPI declaring that LCPI was in default of its obligations under the senior secured revolving credit facility agreement. On October 5, 2008, LCPI filed a motion for protection under Chapter 11 of the United States Bankruptcy Code. LCPI, a subsidiary of Lehman Brothers Holding Inc. had committed $50.0 million of the original aggregate of $335.0 million in commitments under the senior secured revolving credit facility. As a result, the aggregate commitment of the senior secured revolving credit facility is currently $285.0 million. No lender within the facility is committed to fund more than $50.0 million.

The senior secured revolving credit facility may be borrowed, repaid and redrawn, subject to compliance with the financial and other covenants in the Senior Credit Agreement. Amounts borrowed under the facility accrue interest at LIBOR plus a margin that ranges from 150 basis points to 300 basis points or at a Base Rate (as defined in the Senior Credit Agreement) plus a margin that ranges from 50 basis points to 200 basis points, in each case based on the Consolidated Total Debt to Annualized Borrower EBITDA ratio (as defined in the Senior Credit Agreement and discussed below). The facility will terminate and SBASF will repay all amounts outstanding on the earlier of (i) the third anniversary of January 18, 2008 and (ii) the date which is three months prior to the (x) final maturity date of the 0.375% Notes (or any instrument that refinances the 0.375% Notes) or (y) the anticipated repayment date (November 9, 2010) of the Initial CMBS Certificates (or any other refinancing of these instruments). At the termination date, each lender under the facility may, in its sole discretion and upon the request of SBASF, extend the maturity date of the facility for one additional year. The proceeds available under the facility may only be used for the construction or acquisition of towers and for ground lease buyouts. The Company incurred deferred financing fees of $2.8 million associated with the closing of this transaction. As a result of the bankruptcy filing of LCPI, the Company has written off unamortized deferred financing fees of $0.4 million in its Consolidated Statement of Operations.

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

Upon the occurrence of certain bankruptcy and insolvency events with respect to the Company or certain of our subsidiaries, the revolving credit loans automatically terminate and all amounts due under the Senior Credit Agreement and other loan documents become immediately due and payable. If certain other events of default occur, including failure to pay the principal and interest when due, a breach of the Company’s negative covenants, or failure to perform any other requirement in the Senior Credit Agreement, the Guarantee and Collateral Agreement (as described below) and/or certain other debt instruments, including the Notes and the CMBS Certificates, then, with the permission of a majority of the lenders, the revolving credit commitments will terminate and all amounts due under the Senior Credit Agreement and other loan documents become immediately due and payable.

In connection with the senior secured revolving credit facility, the Company entered into a Guarantee and Collateral Agreement, pursuant to which SBA Communications, Telecommunications and substantially all of the domestic subsidiaries of SBASF which are not Borrowers under the CMBS Certificates, guarantee amounts owed under the senior secured revolving credit facility. Amounts borrowed under the senior secured revolving credit facility will be secured by a first lien on substantially all of SBASF’s assets not previously pledged under the CMBS Certificates and substantially all of the assets, other than leasehold, easement or fee interests in real property, of the guarantors, including SBA Communications and SBA Telecommunications.

On July 18, 2008, SBA Senior Finance, Inc. entered into the First Amendment to the Senior Credit Agreement to effect the terms of the Agreement and Plan of Merger, dated July 18, 2008, among the Company, Optasite and the other parties thereto, which was effective upon the acquisition of Optasite. The First Amendment deletes from the definition of Annualized Borrower EBITDA, any EBITDA generated by Optasite and its subsidiaries to the extent that such entities are not guarantors under the Guarantee and Collateral Agreement, and, to the extent not permitted under the Optasite Credit Facility, (i) excludes Optasite and its subsidiaries from an obligation to become guarantors under the Guarantee and Collateral Agreement and (ii) permits the Company to not pledge any stock or rights that it owns in Optasite or any of its subsidiaries as collateral under the Guarantee and Collateral Agreement.

During the first nine months of 2008, SBASF borrowed $460.0 million and repaid $235.0 million under this facility, which is presented within “Cash flows from financing activities” on the Company’s Consolidated Statements of Cash Flows. The Company used or designated such proceeds for construction and acquisition of towers (including those acquired from TowerCo LLC and the Company’s October 2008 acquisition of Light Tower Wireless) and for ground lease buyouts. As of September 30, 2008, the Company had $225.4 million outstanding under this facility and had approximately $0.1 million of letters of credit posted against the availability of the credit facility outstanding. The weighted average effective interest rate for amounts borrowed under the senior secured revolving credit facility for the three and nine months ended September 30, 2008 was 4.71% and 4.81%, respectively. As of September 30, 2008, SBASF was in full compliance with the terms of the revolving credit facility and availability under the credit facility was approximately $59.6 million.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Optasite Credit Facility

On September 16, 2008, in connection with the acquisition of Optasite, the Company assumed Optasite’s fully drawn $150 million Senior Credit Facility (“Optasite Credit Facility”) pursuant to a credit agreement by and among Optasite Towers LLC, (a subsidiary of Optasite) as borrower (“Optasite Towers”), Morgan Stanley Asset Funding Inc. (“Morgan Stanley”), as administrative agent and collateral agent, and the lenders (the “Lenders”) from time to time party thereto (the “Optasite Credit Facility Agreement”). At the time of the acquisition, the Optasite Credit Facility consisted of a fully drawn $150 million loan which is secured by all of the property and interest in property of Optasite Towers. The Company recorded the Optasite Credit Facility at its estimated fair value of $147.0 million. Interest on the Optasite Credit Facility accrues at one month Eurodollar Rate plus 165 basis points and interest payments are due monthly. Commencing November 1, 2008, the Company will begin paying an amount equal to the monthly percentage share of the aggregate outstanding principal amount of the Optasite Credit Facility based on a twenty-five year amortization and the facility cannot be re-drawn. The Optasite Credit Facility matures on November 1, 2010, when the remaining principal will be due in full. Principal outstanding under the Optasite Credit Facility may be partially prepaid at the option of Optasite Towers, and must be prepaid, in certain circumstances, from the proceeds of new indebtedness, asset sales or insurance claims.

The Optasite Credit Facility Agreement requires Optasite Towers to maintain specific financial ratios, including that Optasite Towers’ consolidated debt to Aggregate Tower Cash Flow (as defined in the Optasite Credit Facility Agreement) be less than 7.0x, that its Debt Service Coverage Ratio (as defined in the Optasite Credit Facility Agreement) be more than 1.5x, and that the aggregate amount of Annualized Rents generated from Tenant Leases in respect of rooftop towers does not exceed 5% of Aggregate Annualized Rent. The Optasite Credit Facility Agreement also contains customary affirmative and negative covenants that, among other things, limit Optasite Tower’s ability to incur additional indebtedness, grant certain liens, assume certain guarantee obligations, enter into certain mergers or consolidations, including a sale of all or substantially all of its assets, or engage in certain asset dispositions.

Upon the occurrence of certain bankruptcy and insolvency events with respect to Optasite Towers or the Company or any of the Company’s subsidiaries, all amounts due under the Optasite Credit Facility become immediately due and payable. If certain other events of default occur, such as the failure to pay any principal of any loan when due, or are continuing, such as failure to pay interest on any loan when due, failure to comply with the financial ratios, a change of control of the Company or failure to perform under any other Optasite loan document, all amounts due under the Optasite Credit Facility may be immediately due and payable.

In connection with its assumption of the Optasite Credit Facility, the Company entered into Guarantee Agreements dated as of July 18, 2008 by and among the Company and Morgan Stanley pursuant to which the Company guaranteed Optasite Towers’ obligations under the Optasite Credit Facility, including but not limited to, principal and interest owed under the Optasite Credit Facility, as well as the lenders’ actual losses arising out of (i) fraud or intentional misrepresentation of Optasite Towers, (ii) intentional actions by Optasite Towers, (iii) failure of Optasite Towers to comply with environmental laws or (iv) bankruptcy or other insolvency proceedings of Optasite Towers.

As of September 30, 2008, the outstanding balance under the Optasite Credit Facility was $150.0 million which was recorded at its estimated fair value of $147.0 million. The Company was in full compliance with the terms of the credit agreement as of September 30, 2008. The weighted average effective interest rate for amounts borrowed under the Optasite Credit Facility for the periods ended September 30, 2008 was 4.14%.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Capital Lease Obligations

The Company’s capital lease obligations outstanding as of September 30, 2008 and December 31, 2007 were $1.2 million and $0.8 million, respectively. These obligations bear interest rates ranging from 1.61% to 4.92% and mature in periods ranging from approximately one to five years.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

Optasite Derivative Instruments

The Company acquired certain derivative instruments as part of the Optasite acquisition on September 16, 2008 which were valued at $4.4 million. The derivative instruments did not qualify for hedge accounting. As of September 30, 2008, the fair value of these derivatives was $2.9 million and is included in other liabilities in the Company’s Consolidated Balance Sheet. For the period ended September 30, 2008, the Company recognized a $1.5 million gain on these derivatives, which is included in interest expense on the Company’s Consolidated Statement of Operations. The Company terminated the derivative instruments on October 3, 2008 for $3.8 million.

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

On November 4, 2005, an indirect subsidiary of the Company entered into a purchase agreement with Lehman Brothers Inc. and Deutsche Bank Securities Inc. regarding the purchase and sale of $405.0 million of commercial mortgage pass-through certificates issued by the Trust, a trust established by the Depositor. In connection with this agreement, the Company terminated the Initial CMBS Certificate Swaps, resulting in a $14.8 million settlement payment to the Company which was recorded in the Statements of Cash Flows as a financing activity. The Company determined the Initial CMBS Certificate Swaps to be effective cash flow hedges and recorded the deferred gain of the Initial CMBS Certificate Swaps in accumulated other comprehensive loss, net of applicable income taxes on the Company’s Consolidated Balance Sheets. The deferred gain is being amortized utilizing the effective interest method over the anticipated five-year life of the Initial CMBS Certificates and reduces the effective interest rate on the Certificates by 0.8%. The Company recorded amortization of $0.7 million and $2.2 million as an offset to interest expense on the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2008, respectively, compared to $0.7 million and $2.1 million for the three and nine months ended September 30, 2007, respectively.

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

On October 30, 2006, an indirect subsidiary of the Company entered into a purchase agreement with JP Morgan Securities, Inc., Lehman Brothers Inc. and Deutsche Bank Securities Inc. regarding the purchase and sale of $1.15 billion of commercial mortgage pass-through certificates issued by the Trust, a trust established by the Depositor. In connection with this agreement, the Company terminated the Additional CMBS Certificate Swaps, resulting in a $14.5 million settlement payment by the Company which was recorded in the Statements of Cash Flows as a financing activity. The Company determined a portion of the swaps to be ineffective, and as a result, the Company recorded $1.7 million as interest

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

expense on the Consolidated Statements of Operations. The additional deferred loss of $12.8 million of the Additional CMBS Certificate Swaps was recorded in accumulated other comprehensive loss, net of applicable income taxes on the Company’s Consolidated Balance Sheets as this was determined to be an effective cash flow hedge. The deferred loss is being amortized utilizing the effective interest method over the anticipated five year life of the Additional CMBS Certificates and increases the effective interest rate on these certificates by 0.3% over the weighted average annual fixed interest rate of 6.0%. The Company recorded amortization of $0.6 million and $1.8 million as interest expense on the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2008, respectively, compared to $0.6 million and $1.7 million for the three and nine months ended September 30, 2007, respectively.

11.	COMMON STOCK AND COMPREHENSIVE LOSS

Common Stock

The Company has potential common stock equivalents related to its outstanding stock options and the 0.375% Notes and 1.875% Notes (see Note 9). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for each period presented.

During the nine months ended September 30, 2008, the Company repurchased and retired approximately 3.47 million shares, valued at approximately $120.0 million based on the closing stock price of $34.55 on May 12, 2008, in connection with the issuance of the 1.875% Notes compared to the nine months ended September 30, 2007 when the Company repurchased and retired approximately 3.24 million shares of Class A common stock, valued at approximately $91.2 million, in connection with the issuance of the 0.375% Notes (see Note 9).

Comprehensive Loss

Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net loss and “other comprehensive loss.”

Comprehensive loss is comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
		(in thousands)
Net loss	$(16,423)	$(17,534)	$(49,447)	$(49,000)
Other comprehensive loss for derivative instruments:
Amortization of deferred gain/loss from settlement of terminated swaps reclassified into consolidated statement of operations, net	(139)	(141)	(419)	(424)

Comprehensive loss	$(16,562)	$(17,675)	$(49,866)	$(49,424)

The Company’s other comprehensive loss for the three and nine months ended September 30, 2008 includes $0.7 million and $2.2 million, respectively, for amortization of accumulated other comprehensive income recorded as a reduction to interest expense relating to a deferred gain from the settlement of a derivative financial instrument in November 2005. This was offset by $0.6 million and $1.8 million for the three and nine months ended September 30, 2008, respectively, for amortization of accumulated other comprehensive loss recorded as an increase to interest expense relating to the deferred loss from the settlement of the nine derivative financial instruments in November 2006.

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

	For the three and nine months ended September 30,
	2008	2007
Risk free interest rate	2.10% - 2.97%	4.65% - 5.12%
Dividend yield	0.0%	0.0%
Expected volatility	41.6%	42.7%
Expected lives	3.35 - 3.73 years	3.28 - 4.13 years

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s activities with respect to its stock option plans for the first nine months of 2008 as follows:

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)
	(in thousands)
Outstanding at December 31, 2007	3,797	$15.67	7.2
Granted	917	$32.55
Exercised	(579)	$8.89
Canceled	(212)	$25.95

Outstanding at September 30, 2008	3,923	$20.10	5.9

Exercisable at September 30, 2008	1,719	$12.93	5.5

Unvested at September 30, 2008	2,204	$25.68	6.2

The weighted-average fair value of options granted during the nine months ended September 30, 2008 and September 30, 2007 was $10.96 and $11.06, respectively. The total intrinsic value for options exercised during the nine months ended September 30, 2008 and 2007 was $13.7 million and $23.0 million, respectively.

Employee Stock Purchase Plan

In 1999, the Board of Directors of the Company adopted the 1999 Stock Purchase Plan (the “Purchase Plan”). A total of 500,000 shares of Class A common stock were reserved for purchase under the Purchase Plan. During 2003, an amendment to the Purchase Plan was adopted which increased the number of shares reserved for purchase from 500,000 to 1,500,000 shares. The Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to 85% of the fair market value of Class A common stock on the last day of an offering period. During the nine months ended September 30, 2008, approximately 27,600 shares of Class A common stock were issued under the Purchase Plan, which resulted in cash proceeds to the Company of $0.8 million compared to the nine months ended September 30, 2007 when approximately 35,000 shares of Class A common stock were issued under the Purchase Plan, which resulted in cash proceeds to the Company of $0.9 million. In addition, the Company recorded $0.1 million and $0.2 million of non-cash compensation expense relating to these shares for each of the nine months ended September 30, 2008 and September 30, 2007, respectively.

In 2008, the Board of Directors of the Company adopted the 2008 Employee Stock Purchase Plan (the “2008 Plan”). A total of 500,000 shares of Class A common stock were reserved for purchase under the 2008 Plan. The 2008 Plan permits eligible participants to purchase Class A common stock upon substantially the same terms as the 1999 Purchase Plan. There have been no shares issued under the 2008 Plan.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-Cash Compensation Expense

The table below reflects a break out by category of the amounts recognized on the Company’s Statements of Operations for the three and nine months ended September 30, 2008 and 2007, respectively, for non-cash compensation expense:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Cost of revenues	$60	$76	$228	$212
Selling, general and administrative	1,555	1,519	5,399	4,972

Total cost of non-cash compensation included in loss before provision for income taxes	1,615	1,595	5,627	5,184
Amount of income tax recognized in earnings	—	—	—	—

Amount charged against loss	$1,615	$1,595	$5,627	$5,184

Impact on net loss per common share:
Basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.05)

In addition, the Company capitalized $0.0 million and $0.3 million relating to non-cash compensation during the three months ended September 30, 2008 and September 30, 2007, respectively, to fixed and intangible assets. During the nine months ended September 30, 2008 and 2007, the Company capitalized $0.3 million and $1.0 million, respectively, relating to non-cash compensation to fixed and intangible assets.

13.	INCOME TAXES

The Company had taxable losses during the nine months ended September 30, 2008 and 2007, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses.

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

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment (1)	Total
	(in thousands)
Three months ended September 30, 2008
Revenues	$100,506	$3,783	$14,367	$—	$118,656
Cost of revenues	$24,726	$3,164	$14,118	$—	$42,008
Operating income (loss)	$14,279	$218	$(1,274)	$(1,796)	$11,427
Capital expenditures (2)	$319,926	$42	$201	$113	$320,282
Three months ended September 30, 2007
Revenues	$81,038	$7,322	$14,841	$—	$103,201
Cost of revenues	$24,395	$5,763	$13,494	$—	$43,652
Operating income (loss)	$7,448	$800	$(292)	$(2,645)	$5,311
Capital expenditures (2)	$115,704	$41	$88	$104	$115,937
Nine months ended September 30, 2008
Revenues	$283,620	$14,081	$42,824	$—	$340,525
Cost of revenues	$69,367	$11,510	$40,727	$—	$121,604
Operating income (loss)	$42,171	$1,165	$(2,275)	$(7,007)	$34,054
Capital expenditures (2)	$661,187	$168	$626	$429	$662,410
Nine months ended September 30, 2007
Revenues	$237,100	$17,947	$44,251	$—	$299,298
Cost of revenues	$66,185	$14,118	$40,065	$—	$120,368
Operating income (loss)	$27,916	$1,923	$(815)	$(8,677)	$20,347
Capital expenditures (2)	$236,664	$112	$298	$522	$237,596
Assets
As of September 30, 2008	$2,898,685	$4,427	$26,041	$458,695	$3,387,848
As of December 31, 2007	$2,195,747	$6,395	$38,467	$143,714	$2,384,323

(1)	Assets not identified by segment consist primarily of general corporate assets.

(2)	Includes acquisitions and related earn-outs.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	CONCENTRATION OF CREDIT RISK

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

	Percentage of Site Leasing Revenue for the three months ended September 30,
	2008	2007
Sprint	25.1%	26.7%
AT&T	25.9%	24.1%
Verizon	12.3%	10.4%

	Percentage of Site Development Consulting Revenue for the three months ended September 30,
	2008	2007
Sprint	13.5%	69.1%
Verizon	34.9%	13.9%
Metro PCS	13.7%	3.8%

	Percentage of Site Development Construction Revenue for the three months ended September 30,
	2008	2007
Sprint	5.1%	36.7%
T-Mobile	16.2%	5.1%
Metro PCS	15.2%	0.2%

At September 30, 2008 three significant customers comprised 30.3% of total gross accounts receivable compared to one customer which comprised 42.9% of total gross accounts receivable at December 31, 2007.

16.	SUBSEQUENT EVENTS

On October 20, 2008, the Company acquired Light Tower Wireless LLC, the wireless infrastructure subsidiary of Light Tower LLC. Light Tower Wireless currently owns 340 wireless communications towers, five managed sites and five distributed antenna system (“DAS”) networks. The aggregate purchase price paid for these towers and related assets was $224.0 million which was paid in cash.

Subsequent to September 30, 2008, in addition to Light Tower Wireless, the Company acquired one tower for an aggregate purchase price of $0.6 million which was paid in shares of the Company’s Class A common stock.

During October 2008, the Company consummated privately negotiated exchanges of stock for outstanding 0.375% Notes in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. Pursuant to these exchanges the Company issued 2,735,000 shares of the Company’s Class A common stock in exchange for $60.5 million in principal amount of 0.375% Notes, for an effective share price against principal indebtedness repurchased of $22.12. The Company also repurchased $88.0 million in principal amount of 0.375% Notes for $64.9 million in cash in privately negotiated transactions. The notes repurchased represent 42.4% of the original $350 million principal amount of 0.375% Notes issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications towers in 47 of the 48 contiguous United States, Puerto Rico and the U.S. Virgin Islands. Our principal business line is our site leasing business, which contributed 98.9% of our segment operating profit for the three months ended September 30, 2008. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative or acquired. As of September 30, 2008, we owned 7,484 towers, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to wireless service providers. We also manage or lease approximately 4,300 actual or potential communications sites, approximately 600 of which are revenue producing. Our second business line is our site development business, through which we assist wireless service providers with developing and maintaining their own wireless service networks.

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

For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as a result of adding additional customers to the tower. The amount of other direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower, but typically do not make up a large percentage of total operating costs. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower or upgrading or repairing an access road or fencing. Lastly, land leases generally have an initial term of five years with five or more additional automatic renewal periods of five years at our option and provide for rent escalators which typically average 3% - 4% annually or provide for term escalators of approximately 15%. Of the 7,484 towers in our portfolio, approximately 26% are located on parcels of land that we own, land subject to perpetual easements, or parcels of land that have a leasehold interest that extends beyond 50 years.

Our site leasing business generates substantially all of our segment operating profit. As indicated in the table below, our site leasing business generated 84.7% and 83.3% of our total revenue during the three and nine months ended September 30, 2008, respectively. For information regarding our operating segments, please see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Revenues
	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Site leasing revenue	$100,506	$81,038	$283,620	$237,100
Total revenues	$118,656	$103,201	$340,525	$299,298
Percentage of total revenue	84.7%	78.5%	83.3%	79.2%

	Segment Operating Profit
	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Site leasing segment operating profit (1)	$75,780	$56,643	$214,253	$170,915
Total segment operating profit (1)	$76,648	$59,549	$218,921	$178,930
Site leasing segment operating profit percentage of total segment operating profit (1)	98.9%	95.1%	97.9%	95.5%

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

The following rollforward summarizes the activity in our tower portfolio from December 31, 2007 to September 30, 2008:

Number of Towers
Towers owned at December 31, 2007	6,220
Purchased towers	88
Constructed towers	20
Towers reclassified/disposed of (1)	(3)

Towers owned at March 31, 2008	6,325
Purchased towers	555
Constructed towers	18
Towers reclassified/disposed of (1)	(2)

Towers owned at June 30, 2008	6,896
Purchased towers	567
Constructed towers	22
Towers reclassified/disposed of (1)	(1)

Towers owned at September 30, 2007	7,484

(1)

Reclassifications reflect the combination for reporting purposes of multiple tower structures on a single parcel of real estate, which we market and customers view as a single location, into a single tower site. Dispositions reflect the decommissioning, sale, conveyance or legal transfer of owned tower sites.

Site Development Services

Our site development services business is complementary to our site leasing business and provides us the ability to keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and capture ancillary revenues that are generated by our site leasing activities, such as antenna installation and equipment installation at our tower locations. Our site development services business consists of two segments, site development consulting and site development construction, through which we provide wireless service providers a full range of end-to-end services. We principally perform services for third parties in our core, historical areas of wireless expertise, specifically site acquisition, zoning, technical services and construction.

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

The table below provides the percentage of total company revenues contributed by site development consulting services and site development construction services for the three and nine months ended September 30, 2008 and 2007. Information regarding the total assets used in our site development services businesses is included in Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Percentage of Total Revenues
	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Site development consulting	3.2%	7.1%	4.1%	6.0%
Site development construction	12.1%	14.4%	12.6%	14.8%

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

Investments

Our investments consist of auction rate securities. Auction rate securities are debt instruments with long-term scheduled maturities that have interest rates that are typically reset at pre-determined intervals, usually every 7, 28, 35 or 90 days, at which time the securities would historically be purchased or sold, creating a liquid market. Historically, an active secondary market existed for such investments and the rate reset for each instrument was an opportunity to accept the reset rate or sell the instrument at its face value in order to seek an alternative investment. In the past, the auction process allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. We intended to use the interest rate reset feature to provide the opportunity to maximize returns while preserving liquidity. However, as of September 30, 2008, management no longer believes that we will be able to liquidate the remaining securities within the next twelve months due to the insufficient demand in the marketplace driven by the current state of the credit markets. As a result, we have reclassified the auction rate securities from short-term investments to long-term investments included in other assets – noncurrent on our Consolidated Balance Sheets.

SFAS 157 establishes a framework for measuring fair value and establishes a fair value hierarchy based on the inputs used to measure fair value. Traditionally, the fair value of auction rate securities approximated par value due to the frequent resets through the auction rate process. However, as a result of insufficient demand in the marketplace, the auction rate process has resulted in numerous “failed auctions” over the past twelve months and we, like other holders of auction rate securities, have not been able to liquidate all of the remaining auction rate securities held in our portfolio. Consequently, we estimated the fair value of these auction rate securities based on values provided by the firm managing our auction rate investments utilizing a Level 3 valuation methodology. SFAS No. 157 defines Level 3 valuations as those which rely on unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. Management validated the assumptions used in the valuation including the ultimate time horizon and coupon rate for these securities, the credit worthiness of the underlying assets and the counterparties, and the appropriate discount margins and we continue to monitor market and other conditions in assessing whether further changes in the fair value of these securities are warranted. Due to the lack of a secondary market for our auction rate securities, the established fair value of these securities is a matter of judgment. If our estimates regarding the fair value of these securities are incorrect, a future earnings charge may be required. Additionally, these estimated fair values could change significantly based on future market conditions and as such, we may be required to record additional unrealized losses for impairment if we determine there are further declines in their fair value.

We reviewed the impairment charge in accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, “ and Staff Accounting Bulletin Topic 5M, “Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities,” to determine the classification of the impairment as “temporary” or “other-than-temporary”. We recorded a $0.5 million and $5.5 million other-than-temporary impairment charge in other expense for the three and nine months ended September 30, 2008, respectively. We have determined that the entire impairment related to our auction rate securities was other–than–temporary and recorded an impairment charge in other (expense) income on our Consolidated Statements of Operations based on a variety of factors, including the significant decline in fair value indicated for the individual investments and the adverse market conditions impacting auction rate securities.

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

Asset Impairment

On a quarterly basis, we evaluate the potential impairment of individual long-lived assets, principally the tower sites. We record an impairment charge when we believe an investment in towers or the related intangible assets has been impaired, such that future undiscounted cash flows would not recover the then current carrying value of the investment in the tower site. We consider many factors and make certain assumptions when making this assessment, including, but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. In addition, we make certain assumptions in determining an asset’s fair value less costs to sell for purposes of calculating the amount of an impairment charge. Changes in those assumptions or market conditions may result in a fair value less costs to sell which is different from management’s estimates. Future adverse changes in market conditions could result in losses or an inability to recover the carrying value, thereby possibly requiring an impairment charge in the future. In addition, if our assumptions regarding future undiscounted cash flows and related assumptions are incorrect, a future impairment charge may be required.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues:

	For the three months ended September 30,
	2008	Percentage of Revenues	2007	Percentage of Revenues	Dollar Change	Percentage Change
	(in thousands, except for percentages)
Site leasing	$100,506	84.7%	$81,038	78.5%	$19,468	24.0%
Site development consulting	3,783	3.2%	7,322	7.1%	(3,539)	(48.3)%
Site development construction	14,367	12.1%	14,841	14.4%	(474)	(3.2)%

Total revenues	$118,656	100.0%	$103,201	100.0%	$15,455	15.0%

Site leasing revenues increased $19.5 million due to an increase in the number of tenants and the amount of equipment added to our historical towers and from revenue generated by the towers that we acquired or constructed subsequent to September 30, 2007. As of September 30, 2008, we had 18,381 tenants as compared to 14,781 tenants at September 30, 2007. We have also experienced, on average, higher rents per tenant due to higher rents from new tenants, higher rents upon renewals by existing tenants and higher rental rates from additional equipment added by existing tenants. Additionally, in the third quarter of 2008, site leasing revenue included a one-time benefit of $0.8 million associated with the settlement of outstanding receivable balances.

Site development consulting and construction revenues decreased $4.0 million due to the wind-down or completion of certain of our prior contracts from the larger wireless service providers, as well as a significant decline in the volume of work performed for Sprint during the third quarter of 2008 as compared to the same period in the prior year.

Operating Expenses:

	For the three months ended September 30,
	2008	2007	Dollar Change	Percentage Change
	(in thousands)
Cost of revenues (exclusive of depreciation, accretion and amortization):
Site leasing	$24,726	$24,395	$331	1.4%
Site development consulting	3,164	5,763	(2,599)	(45.1)%
Site development construction	14,118	13,494	624	4.6%
Selling, general and administrative	12,496	11,289	1,207	10.7%
Depreciation, accretion and amortization	52,725	42,949	9,776	22.8%

Total operating expenses	$107,229	$97,890	$9,339	9.5%

Site leasing cost of revenues increased $0.3 million primarily as a result of the growth in the number of towers owned by us, which was 7,484 at September 30, 2008 up from 6,026 at September 30, 2007 offset by the positive impact of our ground lease purchase program.

Site development cost of revenues decreased $2.0 million due to the wind-down or completion of certain of our prior consulting contracts from the larger wireless service providers, as well as a significant decline in the volume of work performed for Sprint during the third quarter of 2008 as compared to the same period in the prior year.

Selling, general and administrative expenses increased $1.2 million primarily as a result of a $0.9 million one-time severance expense related to the departure of our former Chief Financial Officer and an increase in salaries, benefits and other employee related expenses resulting primarily from a higher number of employees.

Depreciation, accretion and amortization expense increased $9.8 million to $52.7 million for the three months ended September 30, 2008 from $42.9 million for the three months ended September 30, 2007 due to an increase in the number of towers and associated intangible assets owned at September 30, 2008 compared to those owned at September 30, 2007.

Operating Income:

Operating income was $11.4 million for the three months ended September 30, 2008 as compared to $5.3 million for the three months ended September 30, 2007. The increase of $6.1 million is primarily the result of higher revenues without a commensurate increase in cost of revenues in the site leasing segment offset by an increase in selling, general and administrative expenses and depreciation, accretion and amortization expense.

Segment Operating Profit:

	For the three months ended September 30,
	2008	2007	Dollar Change	Percentage Change
	(in thousands)
Segment operating profit:
Site leasing	$75,780	$56,643	$19,137	33.8%
Site development consulting	619	1,559	(940)	(60.3)%
Site development construction	249	1,347	(1,098)	(81.5)%

Total	$76,648	$59,549	$17,099	28.7%

The increase in site leasing segment operating profit related primarily to additional revenue generated by the number of towers acquired and constructed after September 30, 2007, additional revenue from the increased number of tenants and tenant equipment on our sites in the third quarter of 2008 compared to the third quarter of 2007, control of our site leasing cost of revenue and the positive impact of our ground lease purchase program. We reconcile segment operating profit and provide other Regulation G disclosures later in this quarterly report in the section entitled Non-GAAP Financial Measures.

Other Income (Expense):

	For the three months ended September 30,
	2008	2007	Dollar Change	Percentage Change
	(in thousands)
Interest income	$1,847	$3,029	$(1,182)	(39.0)%
Interest expense	(25,080)	(23,164)	(1,916)	8.3%
Amortization of deferred financing fees	(3,254)	(2,245)	(1,009)	44.9%
Loss from write-off of deferred financing fees and extinguishment of debt	(414)	—	(414)	—%
Other (expense) income	(525)	77	(602)	(781.8)%

Total other expense	$(27,426)	$(22,303)	$(5,123)	23.0%

Interest income decreased $1.2 million for the three months ended September 30, 2008 from the three months ended September 30, 2007. This decrease is primarily the result of lower interest rates in the third quarter of 2008 compared to third quarter of 2007.

Interest expense for the three months ended September 30, 2008 increased $1.9 million from the three months ended September 30, 2007. This increase is primarily due to interest and fees due on debt and credit facilities outstanding during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, offset by a gain on derivative instruments that we acquired in the Optasite acquisition. Specifically, during the three months ended September 30, 2008, we had $550.0 million of 1.875% convertible senior notes outstanding, paid fees and interest on borrowings under our senior secured revolving credit facility, which we entered into in January 2008, and assumed the $150 million fully-drawn Optasite credit facility in September 2008.

Amortization of deferred financing fees increased by $1.0 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This increase was due to the amortization of fees relating to the senior secured revolving credit facility entered into during the first quarter of 2008 and the $550.0 million principal amount of 1.875% convertible senior notes issued in May 2008.

Loss from write-off of deferred financing fees and extinguishment of debt for the three months ended September 30, 2008 was $0.4 million. This loss is due to the write-off of deferred financing fees related to the reduction in the aggregate commitment of the lenders under the senior secured revolving credit Facility as a result of Lehman Brother Commercial Paper Inc.’s default of its funding obligations under our senior secured revolving credit facility. See discussion in Note 9 in the Condensed Notes to Consolidated Financial Statements for more information.

Other expense includes an other-than-temporary impairment charge on short-term investments of $0.5 million for the three months ended September 30, 2008 associated with our investments in auction rate securities. See discussion in “Liquidity and Capital Resources” below as well as Note 3 in the Condensed Notes to Consolidated Financial Statements for more information on our investment in auction rate securities and this other-than-temporary impairment charge.

Adjusted EBITDA:

Adjusted EBITDA was $66.9 million for the three months ended September 30, 2008 as compared to $52.8 million for the three months ended September 30, 2007. The increase of $14.1 million is primarily the result of increased segment operating profit from our site leasing segment. We reconcile this measure and provide other Regulation G disclosures in this quarterly report in the section entitled Non-GAAP Financial Measures.

Net Loss:

Net loss was $16.4 million for the three months ended September 30, 2008 as compared to $17.5 million for the three months ended September 30, 2007. The decrease of $1.1 million is primarily the result of the increase in depreciation, accretion and amortization expense, interest expense, amortization of deferred financing fees and a decrease in site development revenues offset by an increase in site leasing revenues.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues:

	For the nine months ended September 30,
	2008	Percentage of Revenues	2007	Percentage of Revenues	Dollar Change	Percentage Change
	(in thousands, except for percentages)
Site leasing	$283,620	83.3%	$237,100	79.2%	$46,520	19.6%
Site development consulting	14,081	4.1%	17,947	6.0%	(3,866)	(21.5)%
Site development construction	42,824	12.6%	44,251	14.8%	(1,427)	(3.2)%

Total revenues	$340,525	100.0%	$299,298	100.0%	$41,227	13.8%

Site leasing revenues increased $46.5 million due to an increase in the number of tenants and the amount of equipment added to our historical towers and from revenue generated by the towers that we acquired or constructed subsequent to September 30, 2007. As of September 30, 2008, we had 18,381 tenants as compared to 14,781 tenants at September 30, 2007. Additionally, we have experienced, on average, higher rents per tenant due to higher rents from new tenants, higher rents upon renewals by existing tenants and higher rents from additional equipment added by existing tenants.

Site development consulting and construction revenues decreased $5.3 million as a result of a lower volume of work in the first nine months of 2008, as well as a wind down of certain of our prior contracts from the larger wireless service providers compared to the same period of 2007.

Operating Expenses:

	For the nine months ended September 30,
	2008	2007	Dollar Change	Percentage Change
	(in thousands)
Cost of revenues (exclusive of depreciation, accretion and amortization):
Site leasing	$69,367	$66,185	$3,182	4.8%
Site development consulting	11,510	14,118	(2,608)	(18.5)%
Site development construction	40,727	40,065	662	1.7%
Selling, general and administrative	35,536	33,691	1,845	5.5%
Depreciation, accretion and amortization	149,331	124,892	24,439	19.6%

Total operating expenses	$306,471	$278,951	$27,520	9.9%

Site leasing cost of revenues increased $3.2 million primarily as a result of the growth in the number of towers owned by us, which was 7,484 at September 30, 2008 up from 6,026 at September 30, 2007 offset by the positive impact of our ground lease purchase program.

Site development cost of revenues decreased $1.9 million primarily due to the decline in the volume of work performed for Sprint during the nine months ended September 30, 2008 as compared to the same period in the prior year.

Selling, general and administrative expenses increased $1.9 million as a result of a $0.9 million one-time severance expense related to the departure of our former Chief Financial Officer and also an increase in salaries, benefits and other employee related expenses resulting primarily from a higher number of employees, and non-cash compensation expense that we recognized in the first nine months of 2008 in accordance with SFAS 123R, as compared to the comparable period in 2007.

Depreciation, accretion and amortization expense increased $24.4 million to $149.3 million for the nine months ended September 30, 2008 from $124.9 million for the nine months ended September 30, 2007 due to an increase in the number of towers and associated intangible assets we owned at September 30, 2008 compared to those owned at September 30, 2007.

Operating Income:

Operating income was $34.1 million for the nine months ended September 30, 2008 as compared to $20.3 million for the nine months ended September 30, 2007. The increase of $13.8 million is primarily the result of higher site leasing revenues without a commensurate increase in cost of revenues, offset by an increase in selling, general and administrative expenses and depreciation, accretion and amortization expense.

Segment Operating Profit:

	For the nine months ended September 30,
	2008	2007	Dollar Change	Percentage Change
	(in thousands)
Segment operating profit:
Site leasing	$214,253	$170,915	$43,338	25.4%
Site development consulting	2,571	3,829	(1,258)	(32.9)%
Site development construction	2,097	4,186	(2,089)	(49.9)%

Total	$218,921	$178,930	$39,991	22.4%

The increase in site leasing segment operating profit of $43.3 million is primarily related to additional revenue generated by the number of towers acquired and constructed after September 30, 2007, as well as additional revenue from the increased number of tenants and tenant equipment on our sites in the first nine months of 2008 compared to the same period of 2007, control of our site leasing cost of revenue and the positive impact of our ground lease purchase program. We reconcile segment operating profit and provide other Regulation G disclosures in this quarterly report in the section entitled Non-GAAP Financial Measures.

Other Income (Expense):

	For the nine months ended September 30,
	2008	2007	Dollar Change	Percentage Change
	(in thousands)
Interest income	$5,574	$7,528	$(1,954)	(26.0)%
Interest expense	(73,898)	(69,336)	(4,562)	6.6%
Amortization of deferred financing fees	(8,659)	(6,259)	(2,400)	38.3%
Loss from write-off of deferred financing fees and extinguishment of debt	(414)	(431)	17	(3.9)%
Other expense	(5,412)	(114)	(5,298)	4,647.4%

Total other expense	$(82,809)	$(68,612)	$(14,197)	20.7%

Interest income decreased $2.0 million for the nine months ended September 30, 2008 from the nine months ended September 30, 2007. This decrease is primarily the result of lower interest rates in the first nine months of 2008 compared to the first nine months of 2007.

Interest expense for the nine months ended September 30, 2008 increased $4.6 million from the nine months ended September 30, 2007. This increase is primarily due to interest and fees due on debt and credit facilities outstanding during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, offset by a gain on derivative instruments that we acquired in the Optasite acquisition. Specifically, we issued $550.0 million of 1.875% convertible senior notes in May 2008, paid fees and interest on borrowings under our senior secured revolving credit facility, which we entered into in January 2008, and assumed the Optasite credit facility in September 2008.

Amortization of deferred financing fees increased by $2.4 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This increase was due to the amortization of fees relating to the senior secured revolving credit facility entered into the first quarter of 2008 and the $550.0 million principal amount of 1.875% convertible senior notes issued in May 2008.

Loss from write-off of deferred financing fees and extinguishment of debt for the nine months ended September 30, 2008 was $0.4 million due to the write-off of deferred financing fees related to the reduction in the aggregate commitment of the lenders under the senior secured revolving credit facility as a result of LCPI’s default of its funding obligations. See discussion in Note 9 to the Condensed Notes to Consolidated Financial Statements for more information. Loss from write-off of deferred financing for the nine months ended September 30, 2007 was $0.4 million associated with the termination of our prior senior revolving credit facility in April 2007.

Other expense includes an other-than-temporary impairment charge on investments of $5.5 million for the nine months ended September 30, 2008 associated with our investments in auction rate securities. See discussion in “Liquidity and Capital Resources” below as well as Note 3 to the Condensed Notes to Consolidated Financial Statements for more information on our investment in auction rate securities and this other-than-temporary impairment charge.

Adjusted EBITDA:

Adjusted EBITDA was $191.9 million for the nine months ended September 30, 2008 as compared to $153.3 million for the nine months ended September 30, 2007. The increase of $38.6 million is primarily the result of increased segment operating profit from our site leasing segment. We reconcile this measure and provide other Regulation G disclosures in this quarterly report in the section entitled Non-GAAP Financial Measures.

Net Loss:

Net loss was $49.4 million for the nine months ended September 30, 2008 as compared to $49.0 million for the nine months ended September 30, 2007. The increase of $0.4 million is primarily the result of the increase in depreciation, accretion and amortization expense, interest expense, amortization of deferred financing fees and other expense offset by an increase in site leasing segment operating profit.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation (“SBA Communications”) is a holding company with no business operations of its own. SBA Communication’s only significant asset is the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”) which is also a holding company that owns the outstanding capital stock of SBA Infrastructure Holdings I, Inc. (“Infrastructure” formerly known as Optasite) and SBA Senior Finance, Inc. (“SBA Senior Finance”). SBA Senior Finance directly or indirectly, owns the equity interest in substantially all of our non-Optasite subsidiaries. We conduct all of our business operations through our SBA Senior Finance subsidiaries, primarily the borrowers under the mortgage loan underlying the CMBS Certificates, SBA Senior Finance II LLC and Infrastructure. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries.

A summary of our cash flows is as follows:

	For the three months ended September 30, 2008	For the nine months ended September 30, 2008
	(in thousands)
Summary cash flow information:
Cash provided by operating activities	$53,998	$134,109
Cash used in investing activities	(45,952)	(329,055)
Cash provided by financing activities	223,839	563,829

Increase in cash and cash equivalents	231,885	368,883
Cash and cash equivalents, June 30, 2008 and December 31, 2007	207,270	70,272

Cash and cash equivalents, September 30, 2008	$439,155	$439,155

Sources of Liquidity

We fund our growth, including our tower portfolio growth, through cash flows from operations, long-term indebtedness and equity issuances.

Cash provided by operating activities was $54.0 million for the three months ended September 30, 2008 as compared to $28.9 million for the three months ended September 30, 2007. This increase was primarily the result of an increase in the segment operating profit from the site leasing segment.

On September 16, 2008, in connection with the acquisition of Optasite, we assumed Optasite’s fully drawn $150 million Senior Credit Facility, which we refer to as the Optasite Credit Facility. At the time of the acquisition, the Optasite Credit Facility consisted of a fully drawn $150 million loan which is secured by all of the property and interest in property of Optasite Towers and is guaranteed by Optasite. Interest on the Optasite Credit Facility accrues at one month Eurodollar Rate plus 165 basis points and interest is paid monthly. Commencing November 1, 2008, we will begin paying an amount equal to the monthly percentage share of the aggregate outstanding principal amount of the Optasite Credit Facility based on a twenty-five year amortization and the facility cannot be re-drawn. The Optasite Credit Facility matures on November 1, 2010, when the remaining principal will be due in full. The material terms of the Optasite Credit Facility are described below under “Debt Instruments – Optasite Credit Facility.” As of September 30, 2008, there was $150.0 million outstanding under the Optasite Credit Facility which was recorded at its estimated fair value of $147.0 million.

On May 16, 2008, we issued $550.0 million of our 1.875% Convertible Senior Notes due in 2013, which we refer to as the 1.875% Notes. Semi-annual interest payments on the 1.875% Notes are due each May 1 and November 1, beginning November 1, 2008. The maturity date of the 1.875% Notes is May 1, 2013. The 1.875% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 24.1196 shares per $1,000 principal amount of 1.875% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $41.46 per share or a 20% conversion premium based on the last reported sale price of $34.55 per share of Class A common stock on the Nasdaq Global Select Market on May 12, 2008. The net proceeds from the 1.875% Note offering were approximately $536.8 million after deducting discounts, commissions and expenses. A portion of the net proceeds from the sale of the 1.875% Notes was used to repurchase and retire approximately 3.47 million shares of our Class A common stock at a price of $34.55 per share, or approximately $120.0 million. A portion of the net proceeds from the sales of the 1.875% Notes and the warrants (see Note 9 in Condensed Notes to Consolidated Financial Statements) was used to pay for the cost of the convertible note hedge transactions, repay approximately $235.0 million drawn under the senior secured revolving credit facility, to finance future acquisitions of complementary businesses, the future acquisition or construction of towers and the purchase or extension of leases of land underlying our towers, future stock repurchases and for general corporate purposes. The remainder of the net proceeds from the sale of the 1.875% Notes and the warrant transactions is invested in cash equivalents.

SBA Senior Finance is the borrower on a senior secured revolving credit facility, which was originally entered into in January 2008. The aggregate commitment of the senior secured credit facility is currently $285 million. The facility may be borrowed, repaid and redrawn, subject to compliance with certain covenants. Proceeds available under the facility may only be used for the construction or acquisition of towers and for ground lease buyouts. Amounts borrowed under the facility will accrue interest at Libor plus a margin that ranges from 150 basis points to 300 basis points or at a Base Rate plus a margin that ranges from 50 basis points to 200 basis points, in each case based on consolidated total debt to SBA Senior Finance’s annualized EBITDA ratio (calculated excluding the impact from the borrowers under the mortgage loan underlying the CMBS Certificates). The material terms of the senior secured revolving credit facility are described below under “Debt Instruments – Senior Secured Revolving Credit Facility.” As of September 30, 2008, availability under the credit facility was approximately $59.6 million and $225.4 million was outstanding.

Registration Statements

In connection with our acquisitions, we have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services. During the three months ended September 30, 2008, we issued approximately 0.4 million shares of Class A common stock under this registration statement for the acquisition of towers. As of September 30, 2008, we had approximately 2.9 million shares of Class A common stock remaining under this shelf registration statement.

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

Uses of Liquidity

Our principal use of liquidity is cash capital expenditures associated with the growth of our tower portfolio. Our cash capital expenditures, including cash used for acquisitions, for the three months ended September 30, 2008 were $45.9 million. The $45.9 million included cash capital expenditures of $31.3 million that we incurred in connection with the acquisition of 567 completed towers and earnouts paid associated with previous acquisitions, net of related prorated rental receipts and payments. The $45.9 million also includes $5.8 million related to new tower construction, $1.4 million for tower maintenance capital expenditures, $2.1 million for augmentations and tower upgrades, $0.6 million for general corporate expenditures and $4.7 million for ground lease purchases. The $5.8 million of new tower construction included costs associated with the completion of 22 towers during the three months ended September 30, 2008 and cost incurred on sites currently in process.

Our cash capital expenditures, including cash used for acquisitions, for the nine months ended September 30, 2008, were $369.1 million. The $369.1 million included cash capital expenditures of $329.2 million that we incurred in connection with the acquisition of 1,210 completed towers and earnouts paid associated with previous acquisitions, net of related prorated rental receipts and payments. The $369.1 million also includes $17.5 million related to new tower construction, $3.7 million for tower maintenance capital expenditures, $4.5 million for augmentations and tower upgrades, $1.0 million for general corporate expenditures and $13.2 million for ground lease purchases. The $17.5 million of new tower construction included costs associated with the completion of 60 new towers during the nine months ended September 30, 2008 and costs incurred on sites currently in process.

During October 2008, we consummated privately negotiated exchanges of stock for outstanding 0.375% Notes in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. Pursuant to these exchanges we issued 2,735,000 shares of our Class A common stock in exchange for $60.5 million in principal amount of 0.375% Notes, for an effective share price against principal indebtedness repurchased of $22.12. We also repurchased $88.0 million in principal amount of 0.375% Notes for $64.9 million in cash. The notes repurchased represent 42.4% of the original $350 million principal amount of 0.375% Notes issued. From time to time, in order to optimize our liquidity and leverage and take advantage of certain market opportunities, we have and may in the future repurchase, for cash or equity, our outstanding indebtedness, including our 0.375% Convertible Notes due 2010, our 1.875% Convertible Senior Notes due 2013 and our 2005 and 2006 collateralized mortgage backed securities, in privately-negotiated transactions or in open market transactions.

In order to manage our leverage position and/or to ensure continued compliance with our financial covenants, we may decide to pursue a variety of other financial transactions. These transactions may include the issuance of additional indebtedness, the repurchase of outstanding indebtedness for cash or equity, selling certain assets or lines of business, issuing common stock or securities convertible into shares of common stock, or pursuing other financing alternatives, including securitization transactions. If either our debt repurchases or exchanges or any of the other financial transactions are implemented, these actions could materially impact the amount and composition of indebtedness outstanding, increase our interest expense and/or dilute our existing shareholders. We cannot assure you that we will not implement any of these strategies or that, if implemented, these strategies could be implemented on terms favorable to us and our shareholders.

We currently expect to incur cash capital expenditures associated with tower maintenance and general corporate expenditures of $6.7 million to $7.7 million during 2008. Based upon our current plans, we expect discretionary cash capital expenditures during 2008 to be at least $579.3 million to $589.3 million. Primarily, these cash capital expenditures relate to the 80 to 90 towers we intend to build in 2008, ground lease purchases and our 2008 tower acquisition plans, including as of November 3, 2008, the 340 towers, 5 distributed antenna systems (“DAS) networks and 5 managed sites acquired since September 30, 2008. We estimate we will incur approximately $1,000 per tower per year for non-discretionary capital improvements or modifications to our towers.

Based on the current state of the credit markets, during 2009 we expect to limit our cash capital expenditures to (1) non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures, which we expect to be in the range of $6 million to $9 million in 2009, and (2) discretionary cash capital expenditures primarily associated with the 80 to 100 towers we intend to build in 2009, tower augmentations and ground lease purchases, which we expect to be in the range of $25 million to $50 million in 2009. In the interim, we may pursue limited tower acquisitions for stock when we can do so on an immediately accretive basis and the acquisition otherwise meets our investment returns and criteria.

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

Debt Service Requirements

At September 30, 2008, we had $405.0 million outstanding of Initial CMBS Certificates. The Initial CMBS Certificates have an anticipated repayment date of November 9, 2010. Interest on the Initial CMBS Certificates is payable monthly at a weighted average annual fixed coupon rate of 5.6%. Based on the amounts outstanding at September 30, 2008, annual debt service on the Initial CMBS Certificates will be $22.7 million.

At September 30, 2008, we had $1.15 billion outstanding of Additional CMBS Certificates. The Additional CMBS Certificates have an anticipated repayment date of November 9, 2011. Interest on the Additional CMBS Certificates is payable monthly at a weighted average annual fixed coupon rate of 6.0%. Based on the amounts outstanding at September 30, 2008, annual debt service on the Additional CMBS Certificates will be $68.9 million.

At September 30, 2008, we had $350.0 million outstanding of 0.375% Notes. The 0.375% Notes have a maturity date of December 1, 2010. Interest on the 0.375% Notes is payable semi-annually each June 1 and December 1 at an annual rate of 0.375%. In October 2008, we repurchased $148.5 million of our 0.375% Notes. Annual debt service on the remaining outstanding balance of $201.5 million will be $0.8 million.

At September 30, 2008, we had $550.0 million outstanding of 1.875% Notes. The 1.875% Notes have a maturity date of May 1, 2013. Interest on the 1.875% Notes is payable semi-annually each May 1 and November 1 at an annual rate of 1.875%. Based on the amounts outstanding at September 30, 2008, annual debt service on the 1.875% Notes will be $10.3 million.

At September 30, 2008, we had $225.4 million outstanding under our senior secured revolving credit facility. Amounts borrowed under the facility accrue interest at LIBOR plus a margin that ranges from 150 basis points to 300 basis points or at a Base Rate (as defined in the Senior Credit Agreement) plus a margin that ranges from 50 basis points to 200 basis points. The facility will terminate and we will repay all amounts outstanding on the earlier of (i) the third anniversary of January 18, 2008 and (ii) the date which is three months prior to (x) the final maturity date of the 0.375% Notes (or any instrument that refinances the 0.375% Notes) or (y) the anticipated repayment date (November 9, 2010) of the Initial CMBS Certificates (or any other refinancing of these instruments). At the termination date, each lender under the facility may, in its sole discretion and upon request by us, extend the maturity date of the facility for one additional year. In addition, we had approximately $0.1 million of letters of credit posted against the availability of this facility at September 30, 2008. Based on the outstanding amount and rates in effect at September 30, 2008, we estimate our annual debt service will be approximately $10.6 million.

At September 30, 2008, we had $150.0 million outstanding under our Optasite Credit Facility assumed in the Optasite acquisition which was recorded at its estimated fair value of $147.0 million. Interest on the Optasite Credit Facility accrues at the one month Eurodollar Rate plus 165 basis points and interest is paid monthly. Commencing November 1, 2008, we will begin paying an amount equal to the monthly percentage share of the aggregate outstanding principal amount of the Optasite Credit Facility based on a twenty-five year amortization and the facility cannot be re-drawn. The Optasite Credit Facility matures on November 1, 2010, when the remaining principal will be due in full. Based on the outstanding amount and rates in effect at September 30, 2008, we estimate our annual debt service will be approximately $6.2 million.

As of September 30, 2008, we believe that our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

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

The weighted average annual fixed coupon interest rate of the Initial CMBS Certificates is 5.6%, payable monthly, and the effective weighted average annual fixed interest rate is 4.8% after giving effect to a settlement of two interest rate swap agreements entered into in contemplation of the transaction. The Initial CMBS Certificates have an anticipated repayment date of November 2010 with a final repayment date in 2035. The proceeds of the Initial CMBS Certificates were primarily used to purchase the prior senior credit facility of SBA Senior Finance, Inc. and to fund reserves and pay expenses associated with the offering.

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

The weighted average annual fixed interest rate of the Additional CMBS Certificates is 6.0%, payable monthly, and the effective weighted average annual fixed interest rate is 6.3% after giving effect to the settlement of the nine interest rate swap agreements entered into in contemplation of the transaction. The Additional CMBS Certificates have an anticipated repayment date of November 2011 with a final repayment date in 2036. The proceeds of the Additional CMBS Certificates were primarily used to repay the bridge loan incurred in connection with the acquisition of AAT and to fund required reserves and expenses associated with the Additional CMBS Transaction.

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

The mortgage loan is to be paid from the operating cash flows from the aggregate 4,970 towers owned by the Borrowers (the “CMBS Towers”). Subject to certain limited exceptions described below, no payments of principal will be required to be made for the components of the mortgage loan corresponding to the Initial CMBS Certificates prior to the monthly payment date in November 2010, which is the anticipated repayment date for the components of the mortgage loan corresponding to the Initial CMBS Certificates, and no payments of principal will be required to be made for the components of the mortgage loan corresponding to the Additional CMBS Certificates prior to the monthly payment date in November 2011, which is the anticipated repayment date for the components of the mortgage loan corresponding to the Additional CMBS Certificates.

The Borrowers may prepay the mortgage loan in whole or in part at any time prior to November 2010 for the components of the mortgage loan corresponding to the Initial CMBS Certificates and November 2011 for the components of the mortgage loan corresponding to the Additional CMBS Certificates upon payment of the applicable prepayment consideration. The prepayment consideration is determined per class and consists of an amount equal to the excess, if any, of (1) the present value on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date that is nine months prior to the anticipated repayment date, assuming the entire unpaid principal amount of such class is required to be paid, over (2) that portion of the principal balance of such class prepaid on the date of such prepayment. If the prepayment occurs (i) within nine months of the anticipated repayment date, (ii) with proceeds received as a result of any condemnation or casualty of the Borrowers’ sites or (iii) during an amortization period, no prepayment consideration is due. The entire unpaid principal balance of the mortgage loan components corresponding to the Initial CMBS Certificates will be due in November 2035 and those corresponding to the Additional CMBS Certificates will be due in November 2036. However, to the extent that the full amount of the mortgage loan component corresponding to the Initial CMBS Certificates or the amount of the mortgage loan component corresponding to the Additional CMBS Certificates are not fully repaid by their respective anticipated repayment dates, the interest rate of each component would increase by the greater of (i) 5% or (ii) the amount, if any, by which the sum of (x) the ten-year U.S. treasury rate plus (y) the credit-based spread for such component (as set forth in the mortgage loan agreement) plus (z) five percent (5%), exceeds the original interest rate for such component. In addition, to the extent that the full amount of the mortgage loan components are not repaid on their respective anticipated repayment dates, excess cash flow (as defined below) will be applied to payment of the principal amount of the relevant mortgage loan. The mortgage loan may be defeased in whole at any time prior to the anticipated repayment date.

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

In connection with the issuance of the CMBS Certificates, we established a deposit account into which all rents and other sums due on the CMBS Towers are directly deposited by the lessees and are held by the trustee. The funds in this deposit account are used to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan governing the CMBS Certificates to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and service expenses, and to reserve a portion of advance rents from tenants on the 4,970 tower sites. Based on the terms of the CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The monies held by the indenture trustee are classified as restricted cash on our Consolidated Balance Sheets. The monies held by the indenture trustee in excess of required reserve balances are subsequently released to the Borrowers on or before the 15th calendar day following month end. However, if the debt service coverage ratio, defined as the Net Cash Flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow”, will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time as the debt service coverage ratio exceeds 1.15 times for a calendar quarter. As of September 30, 2008, the debt service coverage ratio, as defined by the mortgage loan agreement, was 2.49x.

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

During October 2008, we consummated privately negotiated exchanges of stock for outstanding 0.375% Notes in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. Pursuant to these exchanges we issued 2,735,000 shares of the Company’s Class A common stock in exchange for $60.5 million in principal amount of 0.375% Notes, for an effective share price against principal indebtedness repurchased of $22.12. In addition, we also repurchased $88.0 million in principal amount of 0.375% Notes for $64.9 million in cash. The notes repurchased represent 42.4% of the original $350 million principal amount of 0.375% Notes issued.

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

Concurrently with the pricing of the 1.875% Notes, we entered into convertible note hedge transactions originally covering 13,265,780 shares of our Class A common stock at an initial price of $41.46 per share. Separately and concurrently with the pricing of the 1.875% Notes, we entered into warrant transactions whereby we sold warrants to each of the hedge counterparties to acquire 13,265,780 shares of our Class A common stock at an initial exercise price of $67.37 per share. The convertible note hedge transactions and the warrant transactions, taken as a whole, effectively increase the conversion price of the 1.875% Notes from $41.46 per share to $67.37 per share. As we cannot determine when, or whether, the 1.875% Notes will be converted, the convertible note hedge transactions and the warrant transactions, taken as a whole, minimize the dilution risk associated with early conversion of the 1.875% Notes until such time that our Class A common stock is trading at a price above $67.37 per share (the upper strike of the warrants).

One of the convertible note hedge transactions entered into in connection with the 1.875% Notes was with Lehman Brothers OTC Derivatives Inc. (“Lehman Derivatives”). The convertible note hedge transaction with Lehman Derivatives covers 55% of the 13,265,780 shares of Company Class A common stock potentially issuable upon conversion of the 1.875% Notes. On October 5, 2008, Lehman Derivatives filed a motion for protection under Chapter 11 of the United States Bankruptcy Code. The filing by Lehman Derivatives of a voluntary Chapter 11 bankruptcy petition constituted an “event of default” under the convertible note hedge transaction with Lehman Derivatives. We are carefully monitoring the developments affecting Lehman Derivatives and we may, among other things, terminate the convertible note hedge transaction with Lehman Derivatives.

The net cost of the convertible note hedge transaction with Lehman Derivatives was taken directly to Additional Paid in Capital and thus is not expected to have an impact on our consolidated balance sheet. However, we could incur significant costs to replace this hedge transaction if we elect to do so. If we do not elect to replace the convertible note hedge transaction, then we will be subject to potential dilution upon conversion of the 1.875% Notes, if on the date of conversion the per share market price of the Company’s Class A common stock exceeds the conversion price of $41.46.

Senior Secured Revolving Credit Facility

On January 18, 2008, SBA Senior Finance, an indirect wholly-owned subsidiary of SBA Communications, entered into a $285.0 million senior secured revolving credit facility. On March 5, 2008, SBA Senior Finance entered into a new lender supplement in connection with the senior secured revolving credit facility, which increased the commitment from $285.0 million to $335.0 million. In September 2008, we made a drawing request under the senior secured revolving credit facility and Lehman Commercial Paper Inc. (“LCPI”), who was a lender under the senior secured revolving credit facility, did not fund its share of such request. As a result of such failure to fund, SBA delivered a letter to LCPI declaring that LCPI was in default of its obligations under the senior secured revolving credit facility agreement. On October 5, 2008, LCPI filed a motion for protection under Chapter 11 of the United States Bankruptcy Code. LCPI, a subsidiary of Lehman Brothers Holding Inc. originally had committed $50.0 million of the original aggregate of $335.0 million in commitments under the senior secured revolving credit facility. As a result, the aggregate commitment of the senior secured revolving credit facility is currently $285.0 million. No lender within the facility is committed to fund more than $50.0 million.

The senior secured revolving credit facility may be borrowed, repaid and redrawn, subject to compliance with the financial and other covenants in the Senior Credit Agreement. Amounts borrowed under the facility accrue interest at LIBOR plus a margin that ranges from 150 basis points to 300 basis points or at a Base Rate (as defined in the Senior Credit Agreement) plus a margin that ranges from 50 basis points to 200 basis points, in each case based on the Consolidated Total Debt to Annualized Borrower EBITDA ratio (as defined in the Senior Credit Agreement and discussed below). The facility will terminate and SBA Senior Finance will repay all amounts outstanding on the earlier of (i) the third anniversary of January 18, 2008 and (ii) the date which is three months prior to (x) the final maturity date of the 0.375% Notes (or any instrument that refinances the 0.375% Notes) or (y) the anticipated repayment date (November 9, 2010) of the Initial CMBS Certificates (or any other refinancing of these instruments). At the termination date, each lender under the facility may, in its sole discretion and upon the request of SBA Senior Finance, extend the maturity date of the facility for one additional year. The proceeds available under the facility may only be used for the construction or acquisition of towers and for ground lease buyouts.

The Senior Credit Agreement requires SBA Senior Finance and SBA Communications to maintain specific financial ratios, including, at the SBA Senior Finance level, a Consolidated Total Debt to Annualized Borrower EBITDA ratio (as defined in the Senior Credit Agreement) that does not exceed 6.9x for any fiscal quarter and an Annualized Borrower EBITDA to Annualized Cash Interest Expense ratio (as defined in the Senior Credit Agreement) of not less than 2.0x for any fiscal quarter. In addition, SBA Communications’ ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (as defined in the Senior Credit Agreement) for any fiscal quarter cannot exceed 9.9x. The Senior Credit Agreement also contains customary affirmative and negative covenants that, among other things, limit SBA Senior Finance’s ability to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions or merge or consolidate, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. As of September 30, 2008, we were in full compliance with the financial covenants contained in this agreement.

Upon the occurrence of certain bankruptcy and insolvency events with respect to SBA Communications or certain of our subsidiaries, the revolving credit loans automatically terminate and all amounts due under the Senior Credit Agreement and other loan documents become immediately due and payable. If certain other events of default occur, including failure to pay the principal and interest when due, a breach of the Company’s negative covenants, or failure to perform any other requirement in the Senior Credit Agreement, the Guarantee and Collateral Agreement (as described below) and/or certain other debt instruments, including the CMBS Certificates, then with the permission of a majority of the lenders, the revolving credit commitments will terminate and all amounts due under the Senior Credit Agreement and other loan documents become immediately due and payable.

In connection with the senior secured revolving credit facility, we entered into a Guarantee and Collateral Agreement, pursuant to which SBA Communications, Telecommunications and substantially all of the domestic subsidiaries of SBA Senior Finance which are not Borrowers under the CMBS Certificates guarantee amounts owed under the senior secured revolving credit facility. Amounts borrowed under the senior secured revolving credit facility are secured by a first lien on substantially all of SBA Senior Finance’s assets not previously pledged under the CMBS Certificates and substantially all of the assets, other than leasehold, easement or fee interest in real property, of the guarantors, including SBA Communications and SBA Telecommunications.

On July 18, 2008, SBA Senior Finance, Inc. entered into the First Amendment to the senior secured revolving credit facility to effect the terms of the Agreement and Plan of Merger, dated July 18, 2008, among us, Optasite, and the other parties thereto, which was effective upon the acquisition of Optasite. The First Amendment deletes from the definition of Annualized Borrower EBITDA, any EBITDA generated by Optasite and its subsidiaries to the extent that such entities are not guarantors under the Guarantee and Collateral Agreement, and, to the extent not permitted under the Optasite Credit Facility, (i) excludes Optasite and its subsidiaries from an obligation to become guarantors under the Guarantee and Collateral Agreement and (ii) permits the Company to not pledge any stock or rights that it owns in Optasite or any of its subsidiaries as collateral under the Guarantee and Collateral Agreement.

As of September 30, 2008, we had $225.4 million outstanding under this facility and had approximately $0.1 million of letters of credit posted against the availability of the credit facility outstanding. In addition, as of September 30, 2008, availability under the credit facility was approximately $59.6 million.

Optasite Credit Facility

On September 16, 2008, in connection with the acquisition of Optasite, we assumed Optasite’s fully drawn $150 million Senior Credit Facility. At the time of the acquisition, the Optasite Credit Facility consisted of a fully drawn $150 million loan which is secured by all of the property and interest in property of Optasite Towers. Interest on the Optasite Credit Facility accrues at one month Eurodollar Rate plus 165 basis points and interest payments are due monthly. Commencing November 1, 2008, we will begin paying an amount equal to the monthly percentage share of the aggregate outstanding principal amount of the Optasite Credit Facility based on a twenty-five year amortization and the facility cannot be re-drawn. The Optasite Credit Facility matures on November 1, 2010, when the remaining principal will be due in full.

The Optasite Credit Facility agreement requires Optasite Towers to maintain specific financial ratios, including that Optasite Towers’ consolidated debt to Aggregate Tower Cash Flow (as defined in the Optasite Credit Facility agreement) be less than 7.0x, that its Debt Service Coverage Ratio (as defined in the Optasite Credit Facility agreement) be more than 1.5x, and that the aggregate amount of Annualized Rents generated from Tenant Leases in respect of rooftop towers does not exceed 5% of Aggregate Annualized Rent. The Optasite Credit Facility agreement also contains customary affirmative and negative covenants that, among other things, limit Optasite Tower’s ability to incur additional indebtedness, grant certain liens, assume certain guarantee obligations, enter into certain mergers or consolidations, including a sale of all or substantially all of its assets, or engage in certain asset dispositions. As of September 30, 2008, we were in full compliance with the financial covenants and the terms of the credit agreement.

Upon the occurrence of certain bankruptcy and insolvency events with respect to Optasite Towers or SBA or any of SBA’s subsidiaries, all amounts due under the Optasite Credit Facility agreement become immediately due and payable. If certain other events of default occur, such as the failure to pay any principal of any loan when due, or are continuing, such as failure to pay interest on any loan when due, failure to comply with the financial ratios, a change of control of SBA or failure to perform under any other Optasite loan document, all amounts due under the Optasite Credit Facility agreement may be immediately due and payable.

As of September 30, 2008, we had $150.0 million outstanding under the Optasite Credit Facility, which was recorded at its estimated fair value of $147.0 million.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With GAAP,” SFAS No. 162 is directed to the entity rather than the auditor. The statement is effective November 15, 2008 and is not expected to have any impact on our consolidated financial condition, results of operations or cash flows.

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (including partial cash settlement) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. Upon adoption, FSP APB 14-1 requires companies to retrospectively apply the requirements of the pronouncement to all periods presented. We are currently evaluating the impact of the adoption of FSP APB 14-1 on our consolidated financial condition, results of operations or cash flows. However, the Company expects that its 0.375% Senior Convertible Notes due 2010 and its 1.875% Senior Convertible Notes due 2013 will be subject to FSP APB 14-1. Consequently, the Company expects that FSP APB 14-1 will have a material impact on its consolidated results of operations beginning in the first quarter of fiscal 2009, as the Company will be required to record higher non-cash interest expense related to its outstanding convertible debt instruments.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact the pending adoption of FSP FAS No. 142-3 will have on our consolidated financial condition, results of operations or cash flows.

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

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” which requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141, some of which could have a material impact on how we account for business combinations. These changes include, among other things, expensing acquisition costs as incurred as a component of selling, general and administrative expenses. We presently capitalize these acquisition costs as part of the purchase price. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of business combinations. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact the adoption of SFAS No. 141 (R) will have on our consolidated financial condition, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP SFAS No. 157-1 and FSP SFAS No. 157-2. FSP No. 157-1 amends SFAS 157 to exclude SFAS 13 “Accounting for Leases” (“SFAS 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. FSP SFAS No. 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, or fiscal 2009 for the Company, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, the guidelines of SFAS 157 were applied in recording our short-term investments at their fair market value, which is further discussed in Note 3. At January 1, 2008, the adoption of SFAS 157 did not have a material impact on our consolidated financial condition, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments.

The following table presents the future principal payment obligations and interest rates associated with our debt instruments assuming our actual level of indebtedness as of September 30, 2008:

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(in thousands)
Long-term debt:
Fixed rate CMBS Certificates (1)	$—	$—	$405,000	$1,150,000	$—	$—	$1,555,000	$1,371,317
0.375% Convertible Senior Notes (2)	$—	$—	$350,000	$—	$—	$—	$350,000	$318,500
1.875% Convertible Senior Notes	$—	$—	$—	$—	$—	$550,000	$550,000	$445,500
Senior Secured Revolving Credit Facility	$—	$—	$225,448	$—	$—	$—	$225,448	$225,448
Optasite Senior Credit Facility	$1,000	$6,000	$143,000	$—	$—	$—	$150,000	$147,000

(1)	The anticipated repayment date is November 2010 for the $405,000 of Initial CMBS Certificates and November 2011 for the $1,150,000 Additional CMBS Certificates.

(2)	The maturity date of the 0.375% Convertible Senior Notes is December 1, 2010. In October 2008, $148.5 million was repurchased.

Our current primary market risk exposure is interest rate risk relating to (1) the impact of interest rate movements on our ability to refinance the CMBS Certificates on their anticipated repayment dates or at maturity at market rates, (2) our ability to meet financial covenants and (3) the interest rate associated with our floating rate loans that are outstanding under the senior secured revolving credit facility and the Optasite senior credit facility. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

We also face market risk exposure associated with our investment in auction rate securities. The current conditions in the credit markets have resulted in a cumulative other-than-temporary impairment of these securities of $21.0 million as of September 30, 2008. Continued deterioration in the credit and equity markets, continued failed auctions or the lack of a developing secondary market may all potentially cause further impairment in the value of these securities or negatively impact our ability to liquidate these securities.

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

•	our intention to build 80 to 90 new towers in 2008 and 80 to 100 new towers in 2009;

•	our belief that our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal capital expenditures;

•

our expectations regarding the growth of our cash flows by adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications;

•

actions we may pursue to manage our leverage position and ensure continued compliance with our financial covenants including the amount, consideration or price that we may pay in connection with any debt repurchases;

•	our estimates regarding our liquidity, sources of liquidity and our ability to fund operations and meet our obligations as they become due;

•

our expectations regarding our cash capital expenditures in 2008 and 2009 for maintenance and augmentation and for new tower builds, tower acquisitions and ground lease purchases and our ability to fund such cash capital expenditures;

•	our expectations regarding the amount of future expenditures required to maintain, improve and modify our towers;

•

our estimates regarding our annual debt service in 2008 and thereafter, and our belief that our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months;

•	our estimates of the fair value of our auction rate securities; and

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

•	the ability of our clients to access sufficient capital or their willingness to expend capital to fund network expansion or enhancements;

•	our ability to consummate pending acquisitions and transactions;

•	our ability to continue to comply with covenants and the terms of our credit instruments;

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

•	our ability to build 80 to 90 towers in 2008;

•	our ability to secure and deliver anticipated services business at contemplated margins;

•	our ability to identify and successfully consummate actions to manage our leverage position and ensure continued compliance with our financial covenants;

•	market conditions that may affect the fair value of our investments and our ability to liquidate these investments;

•	our ability to successfully and timely address zoning issues, permitting and other issues that arise in connection with the building of new towers;

•	our ability to realize economies of scale from our tower portfolio;

•	the business climate for the wireless communications industry in general and the wireless communications infrastructure providers in particular;

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry; and

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

Adjusted EBITDA

We define Adjusted EBITDA as net loss excluding the impact of net interest expenses (including amortization of deferred financing fees), provision for taxes, depreciation, accretion and amortization, asset impairment and other charges, non-cash compensation, loss from write-off of deferred financing fees and extinguishment of debt, other income and expenses (including in the third quarter of 2008 the $0.5 million other-than-temporary impairment charge on the Company’s auction rate securities), non-recurring acquisition related integration costs associated with the Optasite and Light Tower acquisitions, non-cash leasing revenue and non-cash ground lease expense. In addition, Adjusted EBITDA excludes acquisition related costs which are currently capitalized. We have included this non-GAAP financial measure because we believe this item is an indicator of the performance of our core operations and reflects the changes in our operating results. Adjusted EBITDA is not intended to be an alternative measure of operating income or gross profit margin as determined in accordance with GAAP.

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

The reconciliation of Adjusted EBITDA is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net loss	$(16,423)	$(17,534)	$(49,447)	$(49,000)
Interest income	(1,847)	(3,029)	(5,574)	(7,528)
Interest expense	28,334	25,409	82,557	75,595
Depreciation, accretion and amortization	52,725	42,949	149,331	124,892
Provision for income taxes (1)	684	923	1,672	1,540
Loss from write-off of deferred financing fees and extinguishment of debt	414	—	414	431
Non-cash compensation	1,615	1,595	5,626	5,184
Non-cash leasing revenue	(1,866)	(2,197)	(5,704)	(6,761)
Non-cash ground lease expense	2,702	4,781	7,535	8,849
Other expense	525	(77)	5,412	114
Acquisition integration costs	77	—	77	5

Adjusted EBITDA	$66,940	$52,820	$191,899	$153,321

(1)

This amount includes $260 and $381 of franchise taxes reflected in the Consolidated Statement of Operations in selling, general and administrative expenses for the three months ended September 30, 2008 and September 30, 2007, respectively and $980 and $805 for the nine months ended September 30, 2008 and September 30, 2007, respectively.

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

	Site leasing segment
	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
		(in thousands)
Segment revenue	$100,506	$81,038	$283,620	$237,100
Segment cost of revenues (excluding depreciation, accretion and amortization)	(24,726)	(24,395)	(69,367)	(66,185)

Segment operating profit	$75,780	$56,643	$214,253	$170,915

	Site development consulting segment
	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Segment revenue	$3,783	$7,322	$14,081	$17,947
Segment cost of revenues (excluding depreciation, accretion and amortization)	(3,164)	(5,763)	(11,510)	(14,118)

Segment operating profit	$619	$1,559	$2,571	$3,829

	Site development construction segment
	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Segment revenue	$14,367	$14,841	$42,824	$44,251
Segment cost of revenues (excluding depreciation, accretion and amortization)	(14,118)	(13,494)	(40,727)	(40,065)

Segment operating profit	$249	$1,347	$2,097	$4,186

ITEM 4.	CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2008. Based on such evaluation, such officers have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

On September 18, 2008, SBA Communications Corporation (the “Company”) and Jeffrey A. Stoops, the Company’s President and Chief Executive Officer, entered into Amendment No. 1 to the Amended and Restated Employment Agreement (the “Amendment”). The Amendment extends Mr. Stoops’ employment with the Company an additional three years until December 31, 2011.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description

5.1	Opinion of Holland & Knight LLP regarding legality of Class A common stock.

10.35D	Amendment No. 1 to Amended and Restated Employment Agreement, made and entered into as of September 18, 2008, between SBA Communications Corporation and Jeffrey A. Stoops.

10.66A	First Amendment, dated as of July 18, 2008, to the Credit Agreement, dated as of January 18, 2008, among SBA Senior Finance, Inc., as Borrower, the Several Lenders from time to time parties thereto, Toronto Dominion (Texas) LLC, As Administrative Agent and the other agents parties thereto.

10.73

Second Amended and Restated Credit Agreement, made and entered into as of July 18, 2008, among

Optasite Towers LLC as borrower, the lenders from time to time party thereto, and Morgan Stanley

Asset Funding Inc. as administrative agent and collateral agent.

10.74	Resignation Agreement, made and entered into as of August 26, 2008, between SBA Communications Corporation and Anthony J. Macaione.

31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

November 5, 2008	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

November 5, 2008	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

5.1	Opinion of Holland & Knight LLP regarding legality of Class A common stock.

10.35D	Amendment No. 1 to Amended and Restated Employment Agreement, made and entered into as of September 18, 2008, between SBA Communications Corporation and Jeffrey A. Stoops.

10.66A	First Amendment, dated as of July 18, 2008, to the Credit Agreement, dated as of January 18, 2008, among SBA Senior Finance, Inc., as Borrower, the Several Lenders from time to time parties thereto, Toronto Dominion (Texas) LLC, As Administrative Agent and the other agents parties thereto.

10.73

Second Amended and Restated Credit Agreement, made and entered into as of July 18, 2008, among

Optasite Towers LLC as borrower, the lenders from time to time party thereto, and Morgan Stanley

Asset Funding Inc. as administrative agent and collateral agent.

10.74	Resignation Agreement, made and entered into as of August 26, 2008, between SBA Communications Corporation and Anthony J. Macaione.

31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.