Form 10-K
period 2008-12-31
SBA COMMUNICATIONS CORP
filed 2009-02-27
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐     Non-Accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3.7 billion as of June 30, 2008.

The number of shares outstanding of the Registrant’s common stock (as of February 24, 2009): Class A common stock — 118,280,317 shares

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2009 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2008, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

ITEM 1.	BUSINESS

General

We are a leading independent owner and operator of wireless communications towers in 47 of the 48 contiguous United States, Puerto Rico and the U.S. Virgin Islands. Our principal business line is our site leasing business, which contributed 97.6% of our segment operating profit for the year ended December 31, 2008. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative or acquired. As of December 31, 2008, we owned 7,854 towers, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to wireless service providers. We also manage or lease approximately 4,200 actual or potential communications sites, of which approximately 600 are revenue producing. Our second business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. Site leasing revenues are received primarily from wireless service provider tenants, including AT&T, Sprint, T-Mobile and Verizon Wireless. Wireless service providers enter into numerous different tenant leases with us, each of which relates to the lease or use of space at an individual tower site. Tenant leases are generally for an initial term of five years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3%– 4% per year, including the renewal option periods.

As of December 31, 2008, we owned 7,854 towers, up from 6,220 as of December 31, 2007. Due to the recent instability in the credit markets and the challenging macroeconomic environment in the U.S., we currently intend to grow our tower portfolio modestly in 2009. We intend to obtain this modest growth primarily through new tower builds. Pursuant to our historical growth initiatives, we built 85 towers and acquired 1,560 towers during 2008, compared to the year ended 2007 where we built 61 towers and acquired 612 towers.

In addition, in late 2008 as part of our acquisition of Light Tower Wireless, LLC (“Light Tower”) we acquired five distributed antenna system (“DAS”) networks. The DAS networks constitute our first experience offering this type of wireless service. DAS is a low visibility network that uses hub and spoke architecture to connect base station equipment to a low power, fiber-optic-fed network. DAS is a complement to traditional tower leasing in areas with challenging zoning regulations or physical obstructions that significantly degrade or restrict coverage. DAS networks can be deployed by attaching the discrete radio-frequency equipment to existing structures, such as utility poles and street lights.

In our new build program, we construct towers in locations that were strategically chosen by us or under build-to-suit arrangements. Under build-to-suit arrangements, we build towers for wireless service providers at locations that they have identified. We retain ownership of the tower and the exclusive right to co-locate additional tenants on the tower. When we construct towers in locations chosen by us, we utilize our knowledge of our customer’s network requirements to identify locations where, we believe, multiple wireless service providers need, or will need, to locate antennas to meet capacity or service demands. We seek to identify attractive locations for new towers and complete pre-construction procedures necessary to secure the site concurrently with our leasing efforts. We intend to have at least one signed tenant lease on each new build tower on the day that it is completed and expect that some will have multiple tenants. We intend to build 80 to 100 new towers during 2009.

In our tower acquisition program, we pursue towers that meet or exceed our internal guidelines regarding current and future potential returns. For each acquisition, we prepare various analyses that include projections of a five-year unlevered internal rate of return, review of available capacity, future lease up projections and a summary of current and future tenant/technology mix. Due to the current economic environment, we currently intend to limit our acquisition strategy to acquisitions for stock consideration that we believe will be accretive to our shareholders both short and long-term and which meet our investment returns and criteria. We intend to resume acquisitions for cash at such time as we see sufficient improvement in the credit markets.

The table below provides information regarding the development and status of our tower portfolio over the past three years.

	For the year ended December 31,
	2006	2007	2008
Towers owned at beginning of period	3,304	5,551	6,220
Towers acquired in AAT Acquisition	1,850	—	—
Other towers acquired (1)	339	612	1,560
Towers constructed	60	61	85
Towers reclassified/disposed of (2)	(2)	(4)	(11)

Towers owned at end of period	5,551	6,220	7,854

(1)	2008 includes 528 towers acquired in the Optasite acquisition, 423 towers acquired in the Tower Co. acquisition and 340 towers acquired in the Light Tower acquisition.
(2)	Reclassifications reflect the combination for reporting purposes of multiple tower structures on a single parcel of real estate, which we market and customers view as a single location, into a single owned tower site. Dispositions reflect the decommissioning, sale, conveyance or other legal transfer of owned tower sites.

As of December 31, 2008, we had 19,344 tenants on the 7,854 tower sites we owned as of that date, or an average of 2.5 tenants per tower.

Our site leasing business generates substantially all of our total segment operating profit. As indicated in the tables below, our site leasing business generated 83.3% of our total revenues during the past year and has represented 95% or more of our total segment operating profit for the past three years.

	Revenues
	For the year ended December 31,
	2006	2007	2008
	(dollars in thousands)
Site leasing revenue	$256,170	$321,818	395,541

Total revenues	$351,102	$408,201	474,954

Percentage of total revenue	73.0%	78.8%	83.3%

	Segment Operating Profit
	For the year ended December 31,
	2006	2007	2008
	(dollars in thousands)
Site leasing segment operating profit (1)	$185,507	$233,812	299,366

Total segment operating profit (1)	$194,516	$244,848	306,789

Site leasing operating profit percentage contribution of total segment operating profit (1)	95.4%	95.5%	97.6%

(1)	Site leasing segment operating profit and total segment operating profit are non-GAAP financial measures. We reconcile these measures and other Regulation G disclosures in this annual report in the section entitled Non-GAAP Financial Measures.

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

We provide our site development consulting and construction services on a local basis, through regional offices, territory offices and project offices. The regional offices are responsible for all site development operations, including hiring employees and opening or closing project offices, and a substantial portion of the sales in such area.

For financial information about our operating segments, please see Note 22 of our Consolidated Financial Statements included in this Form 10-K.

Industry Overview

We believe that growing wireless traffic, the successful recent spectrum auctions and technology developments will require wireless service providers to improve their network infrastructure and increase their network capacity resulting in an increase in the number of communication sites that they use. First, consumers continue to increase minutes of use, whether through wireline to wireless migration, increasing use of broadband services, new data products or simply talking more. Consumers are demanding quality wireless networks, and list network coverage and quality as two of the greatest contributors to their dissatisfaction when terminating or changing service. To decrease subscriber churn rate and drive revenue growth, wireless carriers have made substantial capital expenditures on wireless networks to improve service quality and expand coverage. Second, we expect that the roll-out of 3G and 4G wireless services by existing carriers will require our customers to add a large number of additional cell sites and increase the amount of their equipment at current cell sites. The Federal Communications Commission’s (the “FCC”) successful advanced wireless service spectrum auction 66 for advanced broadband services and the more recent FCC spectrum auction 73, relating to the auction of the 700 MHz band, have provided existing carriers the opportunity to deploy spectrum for 3G and 4G wireless service which will further drive the demand for communication sites. Finally, the third area of growth in the U.S. market comes from new market launches for emerging carriers in traditional wireless services or new technologies like WiMAX. For example, Leap Wireless and Metro PCS acquired spectrum in auction 66 in new coverage areas that have led and continue to lead to the launch of brand new networks while Clearwire is in the process of building out new markets as well. Despite the current recessionary conditions affecting the global marketplace, based on these factors, we believe that the U.S. wireless industry will continue to grow and is well-capitalized, highly competitive and focused on quality and advanced services. Therefore, we expect that we will see a multi-year trend of strong additional cell site demand from our customers, which we believe will translate into strong leasing growth for us.

Business Strategy

Our primary strategy is to capture the maximum benefits from our position as a leading owner and operator of wireless communications towers. Key elements of our strategy include:

Focusing on our Site Leasing Business with Stable, Recurring Revenues. We intend to continue to focus on expanding our site leasing business due to its attractive characteristics such as long-term contracts, built-in rent escalators, high operating margins and low customer churn. The long-term nature of the revenue stream of our site leasing business makes it less volatile than our site development business, which is more cyclical. By focusing on our site leasing business, we believe that we can maintain a stable, recurring cash flow stream and reduce our exposure to cyclical changes in customer spending.

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

Disciplined Growth of our Tower Portfolio. During 2009, we intend to modestly grow our tower portfolio principally through new builds. We have historically used our available cash from operating activities and available liquidity, including borrowings, to build and acquire new towers at prices which allow us to maintain our long-term target leverage ratios. However, given the recent instability in the credit markets, we have begun to focus some of our available cash resources on reducing our leverage levels. In addition, we may pursue some tower acquisitions for stock in situations that we believe will be accretive to our shareholders both short and long-term and which meet our investment returns and criteria. We intend to resume acquisitions for cash at such time as we see sufficient improvement in the credit markets. We believe that our tower operations are highly scalable. Consequently, we believe that we are able to materially increase our tower portfolio without proportionately increasing selling, general and administrative expenses.

Controlling our Underlying Land Positions. We have purchased and intend to continue to purchase and/or enter into long-term leases for the land that underlies our towers, to the extent available at commercially reasonable prices. We believe that these purchases and/or long-term leases will increase our margins, improve our cash flow from operations and minimize our exposure to increases in ground lease rents in the future. As of December 31, 2008, we own or control, for a minimum period of fifty years, land under 26% of our communication sites.

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

We depend on a relatively small number of customers for our site leasing and site development revenues. The following customers represented at least 10% of our total revenues during at least one of the last three years:

	Percentage of Total Revenues for the year ended December 31,
	2006	2007	2008
Sprint	27.6%	30.5%	23.2%
AT&T	21.4%	21.0%	21.3%
Verizon Wireless	9.7%	9.7%	11.2%

During the past two years, we provided services for a number of customers, including:

Aircell	Metro PCS
AT&T	Motorola
Bechtel Corporation	Nokia
Cellular South	Nortel
Centennial	Northrop Grumman
Clearwire	Nsoro
Ericsson	NYSEG
Fibertower	Pocket Communication
General Dynamics	Samsung
Goodman Networks	Siemens
iPCS	Sprint
Leap Wireless	T-Mobile
M/A-COM	U.S. Cellular
MediaFLO	Verizon Wireless

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

We approach sales on a company-wide basis, involving many of our employees. We have a dedicated sales force that is supplemented by members of our executive management team. Our dedicated salespeople are based regionally as well as in the corporate office. We also rely on our regional vice presidents, general managers and other operations personnel to sell our services and cultivate customers. Our strategy is to delegate sales efforts to those employees of ours who have the best relationships with our customers. Most wireless service providers have national corporate headquarters with regional and local offices. We believe that wireless service providers make most decisions for site development and site leasing services at the regional and local levels with input from their corporate headquarters. Our sales representatives work with wireless service provider representatives at the regional and local levels and at the national level when appropriate. Our sales staff compensation is heavily weighted to incentive-based goals and measurements.

Our primary marketing and sales support is centralized and directed from our headquarters office in Boca Raton, Florida and is supplemented by our regional and territory offices. We have a full-time staff dedicated to our marketing and sales efforts. The marketing and sales support staff is charged with implementing our marketing strategies, prospecting and producing sales presentation materials and proposals. In addition to our marketing and sales staff, we rely upon our executive and operations personnel at the regional and local office levels to identify sales opportunities within existing customer accounts.

Competition

Site Leasing – Our primary competitors for our site leasing activities are (1) the large independent tower companies, American Tower Corporation, Crown Castle International and Global Tower Partners, (2) a large number of smaller independent tower owners, (3) wireless service providers who currently market excess space on their owned towers to other wireless service providers and (4) alternative facilities such as rooftops, broadcast towers and utility poles. There has been significant consolidation among the large independent tower companies in the past four years. Specifically, American Tower completed its merger with SpectraSite, Inc. in 2005, we completed our acquisition of AAT Communications Corporation in 2006 and Crown Castle completed its merger with Global Signal, Inc. in 2007. As a result of these consolidations, American Tower and Crown Castle have substantially more towers and greater financial resources than we do. Wireless service providers that own and operate their own tower networks are also generally substantially larger and have greater financial resources than we do. We believe that tower location and capacity, quality of service to our tenants, and, to a lesser extent, price have been and will continue to be the most significant competitive factors affecting the site leasing business.

Site Development – The site development business is extremely competitive and price sensitive. We believe that the majority of our competitors in the site development business operate within local market areas exclusively, while some firms appear to offer their services nationally, including Bechtel Corporation, Black & Veatch Corporation, Goodman Networks, General Dynamics Corporation, Nsoro, and Wireless Facilities, Inc. The market includes participants from a variety of market segments offering individual, or combinations of, competing services. The field of competitors includes site development consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors, which provide end-to-end site development services through multiple subcontractors, and wireless service providers’ internal staff. We believe that providers base their decisions for site development services on a number of criteria, including a company’s experience, track record, local reputation, geographic reach, price and time for completion of a project.

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

As of December 31, 2008, we had 627 employees, none of whom are represented by a collective bargaining agreement. We consider our employee relations to be good.

Regulatory and Environmental Matters

Federal Regulations. Both the Federal Communications Commission (the “FCC”) and the Federal Aviation Administration (the “FAA”) regulate antenna towers and structures that support wireless communications and radio or television antennas. Many FAA requirements are implemented in FCC regulations. These regulations govern the construction, lighting and painting or other marking of towers and structures and may, depending on the characteristics of particular towers or structures, require prior approval and registration of towers or structures before they may be constructed, altered or used.

Wireless communications equipment and radio or television stations operating on towers or structures are separately regulated and may require independent customer licensing depending upon the particular frequency or frequency band used. In addition, any applicant for an FCC antenna tower or structure registration must certify that, consistent with the Anti-Drug Abuse Act of 1988, neither the applicant nor its principals are subject to a denial of Federal benefits because of a conviction for the possession or distribution of a controlled substance.

Pursuant to the requirements of the Communications Act of 1934, as amended, the FCC, in conjunction with the FAA, has developed standards to consider proposals involving new or modified antenna towers or structures. These standards mandate that the FCC and the FAA consider the height of the proposed tower or structure, the relationship of the tower or structure to existing natural or man-made obstructions and the proximity of the tower or structure to runways and airports. Proposals to construct or to modify existing towers or structures above certain heights must be reviewed by the FAA to ensure the structure will not present a hazard to air navigation. The FAA may condition its issuance of a no-hazard determination upon compliance with specified lighting and/or painting requirements. Antenna towers that meet certain height and location criteria must also be registered with the FCC. A tower or structure that requires FAA clearance will not be registered by the FCC until it is cleared by the FAA. Upon registration, the FCC may also require special lighting and/or painting. Owners of wireless communications antenna towers and structures may have an obligation to maintain painting and lighting or other marking in conformance with FAA and FCC regulations. Antenna tower and structure owners and licensees that operate on those towers or structures also bear the responsibility of monitoring any lighting systems and notifying the FAA of any lighting outage or malfunction.

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

Our DAS network provides service providers with facilities to offer various wireless communications services. We therefore offer facilities supporting other communications services, providing service within a state as a competitive local exchange carrier (“CLEC”). CLEC status enables us to negotiate access to utility poles and conduits on fair, reasonable and non-discriminatory terms, consistent with the Communications Act and applicable state law. In a number of states, we must obtain a certificate of public convenience and necessity or similar authority to provide CLEC service. Additionally, as a CLEC, federal regulation requires us to comply with regulatory and filing requirements of a ministerial nature.

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

Backlog

Backlog related to our site leasing business consists of lease agreements and amendments, which have been signed, but have not yet commenced. As of December 31, 2008, we had 338 new leases which had been executed with customers but which had not begun generating revenue. These leases contractually provided for approximately $8.3 million of annual revenue. By comparison, at December 31, 2007 we had 265 new leases which had been executed with customers but which had not begun generating revenue. These leases contractually provided for approximately $5.9 million of annual revenue.

Our backlog for site development services consists of the value of work that has not yet been completed on executed contracts. As of December 31, 2008, we had approximately $17.4 million of contractually committed revenue as compared to approximately $40.6 million as of December 31, 2007.

Availability of Reports and Other Information

Our corporate website is www.sbasite.com. We make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 on our website under “Investor Relations—SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission (the “Commission”). In addition, the Commission’s website is www.sec.gov. The Commission makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Additionally, our reports, proxy and information statements may be read and copied at the Commission’s public reference room at 100 F Street, NE, Washington, DC 20549. Information regarding the operation of the public reference room may be obtained by calling the Commission at 1-800-SEC-0330. Information on our website or the Commission’s website is not part of this document.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We have a substantial level of indebtedness, a large portion of which we will need to refinance in the next three years. In the event we are not able to refinance or repay such indebtedness, we may not be able to access the cash flow from all of our towers and we may need to take certain actions to service our debt obligations.

We have a substantial amount of indebtedness (approximately $2.55 billion as of December 31, 2008), and we anticipate refinancing a significant amount of this indebtedness within the next three years. As of February 24, 2009, we had $2.0 billion of indebtedness outstanding that has an initial or anticipated maturity date within the next three years, including $391.8 million of our 2005 Commercial Mortgage-Backed Pass-Through Certificates (which have an anticipated repayment date of November 2010), $1.1 billion of our 2006 Commercial Mortgage-Backed Pass-Through Certificates (which have an anticipated repayment date of November 2011), $104.2 million of 0.375% Convertible Senior Notes due November 2010, $230.6 million of borrowings under our senior secured revolving credit facility and $149.0 million under our credit facility assumed in the Optasite acquisition (the “Optasite Credit Facility”) (each facility matures in 2010).

If our CMBS Certificates are not fully repaid by their anticipated repayment dates, November 2010 for the 2005 CMBS Certificates and November 2011 for the 2006 CMBS Certificates, then the interest rates on each of the CMBS Certificates, on such date, will increase by the greater of (i) 5% or (ii) the amount, if any, by which the sum of (x) the ten-year U.S. treasury rate plus (y) the credit-based spread for such component (as set forth in the mortgage loan agreement) plus (z) 5%, exceeds the original interest rate for such component. Such additional interest will accrue and be payable once the principal of all CMBS Certificates are repaid. Furthermore, if our 2005 CMBS Certificates are not fully repaid by November 2010, then substantially all of the cash flows from the 4,969 towers owned by the borrowers under the CMBS Certificates will be trapped by the Trustee and applied first to repay the original cash coupons on the CMBS Certificates, then to fund reserves and administrative costs and then to repay principal of the 2005 and the 2006 CMBS Certificates in the order of their investment grade (i.e. the 2005-1A and 2006-1A subclasses would have their respective principal repaid equally prior to repayment of the other subclasses of the CMBS Certificates). If we are unable to repay our 2005 CMBS Certificates on November 2010, then we would only have access to the cash flow generated by the remaining approximately 2,900 towers to repay our other indebtedness and pay all our other corporate expenses.

During 2007 a crisis began in the subprime mortgage sector of the U.S. economy as a result of credit quality deterioration and rising delinquencies, and that crisis has continued and strengthened throughout 2008 and into 2009 which has led to continued deterioration of the credit markets, a closing up of the debt markets and widening credit spreads. Also stemming from this crisis, the U.S. economy is undergoing a period of recession, slowdown and high volatility. This crisis has adversely impacted our access to capital, and there can be no assurance that this crisis will not worsen or impact the availability or cost of debt financing in the future. There can be no assurance that we will be able to effect the anticipated refinancing described above on terms as favorable as our current debt, on commercially acceptable terms, or at all.

If we are unable to refinance our debt, we cannot guarantee that we will generate enough cash flow from operations or that we will be able to obtain enough capital to service our debt obligations and fund our planned capital expenditures. In such event, we might need to sell certain assets or lines of business, issue common stock or securities convertible into common stock to fulfill our debt obligations. If implemented, these actions could negatively impact our business or dilute our existing shareholders.

We have a substantial level of indebtedness which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.

As indicated below, we have and will continue to have a significant amount of indebtedness relative to our equity. The following table sets forth our total debt and shareholders’ equity as of December 31, 2007 and 2008.

	As of December 31,
	2007	2008
	(in thousands)
Total indebtedness	$1,905,000	$2,554,660
Shareholders’ equity	$337,391	$491,759

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

As a consequence of our indebtedness, (1) demands on our cash resources may increase, (2) we are subject to restrictive covenants that further limit our financial and operating flexibility and (3) we may choose to institute self-imposed limits on our indebtedness based on certain considerations including market interest rates, our relative leverage and our strategic plans. For example, as a result of our substantial level of indebtedness and the uncertainties arising in the credit markets and the U.S. economy:

•	we may be more vulnerable to general adverse economic and industry conditions;

•

we may find it more difficult to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements that would be in our best long-term interests;

•

we may be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the available cash flow to fund other investments, including capital expenditures;

•	we have already reduced our annual tower acquisition goals and may, in the future, be required to reduce our annual tower new build goals;

•	we may have limited flexibility in planning for, or reacting to, changes in our business or in the industry;

•	we may have a competitive disadvantage relative to other companies in our industry that are less leveraged; and

•	we may be required to sell debt or equity securities or sell some of our core assets, possibly on unfavorable terms, in order to meet payment obligations.

These restrictions could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, mergers and acquisitions or other opportunities.

In addition, fluctuations in market interest rates may increase interest expense relating to our floating rate indebtedness, which we expect to incur under our senior secured revolving credit facility and our Optasite Credit Facility assumed in the Optasite acquisition and may make it difficult to refinance our existing indebtedness, including our CMBS Certificates at a commercially reasonable rate or at all. There is no guarantee future refinancing of our indebtedness will have fixed interest rates or that interest rates on such indebtedness will be equal to or lower than the rates on our current indebtedness.

Any slowdown in demand for wireless communications services or for tower space could adversely affect our future growth and revenues.

Demand for antenna space on our towers and for our site development services depends on demand for wireless services. From 2001 through 2003, economic downturns in the U.S. economy, including the wireless telecommunications industry, negatively influenced demand for tower space and site development services. The current economic downturn in the U.S. economy and similar slowdowns in the future may adversely affect:

•	consumer demand for wireless services;

•	the financial condition of wireless service providers;

•	the ability and willingness of wireless service providers to maintain or increase capital expenditures;

•	the availability and cost of capital, including interest rates;

•	volatility in the equity and debt markets; and

•	the willingness of our tenants to renew their leases for additional terms.

As a result of these factors wireless service providers may delay or abandon implementation of new systems and technologies, including 3G, 4G or other wireless services or, worse, elect not to renew existing antenna leases in order to reduce operating expenses.

We may not secure as many site leasing tenants as planned or our lease rates for new tenant leases may decline.

If tenant demand for tower space or our lease rates on new leases decrease, we may not be able to successfully grow our site leasing business as expected. This may have a material adverse effect on our strategy, revenue growth and our ability to satisfy our financial and other contractual obligations. Our plan for the growth of our site leasing business largely depends on our management’s expectations and assumptions concerning future tenant demand and potential lease rates for our towers.

If our wireless service provider customers combine their operations to a significant degree, our growth, our revenue and our ability to service our indebtedness could be adversely affected.

Demand for our services may decline if there is additional significant consolidation among our wireless service provider customers as they may then reduce capital expenditures in the aggregate or fail to renew existing leases for tower space because many of their existing networks and expansion plans may overlap. As a result of regulatory changes in January 2003 which removed prior restrictions on wireless service providers from owning more than 45 MHz of spectrum in any given geographical area, there have been significant consolidations of the large wireless service providers. Specifically, Cingular acquired AT&T Wireless in October 2004 and Sprint PCS and Nextel merged to form Sprint Nextel Corporation in August 2005. As a result of the Cingular/AT&T Wireless merger, as of December 31, 2008, AT&T had terminated 307 tenant leases with us, which had $7.7 million of annualized rental revenue, on towers where both Cingular and AT&T Wireless had previously had antennas. In addition, AT&T did not renew certain tenant leases for other communication sites in close proximity to the extent that it believed it did not need the additional capacity. Although we have not currently experienced any significant amount of churn as a result of the Sprint/Nextel merger, due primarily to the different technologies utilized and their decision to operate two networks, we may in the future experience terminations and/or non-renewals due to this merger. Furthermore, to the extent that other wireless service providers consolidate in the future, they may not renew any duplicative leases that they have on our towers and/or may not lease as much space on our towers in the future. This would adversely affect our growth, our revenue and our ability to service our indebtedness.

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

We derive a significant portion of our revenue from a small number of customers. The loss of any one of our significant customers, as a result of bankruptcy, merger with other customers of ours or otherwise could materially decrease our revenue and have an adverse effect on our growth.

The following is a list of significant customers (representing at least 10% of revenue in any of the last three years) and the percentage of our total revenues for the specified time periods derived from these customers:

	Percentage of Total Revenues for the year ended December 31,
	2006	2007	2008
Sprint	27.6%	30.5%	23.2%
AT&T	21.4%	21.0%	21.3%
Verizon Wireless	9.7%	9.7%	11.2%

We also have client concentrations with respect to revenues in each of our financial reporting segments:

	Percentage of Site Leasing Revenues for the year ended December 31,
	2006	2007	2008
AT&T	26.7%	25.6%	25.3%
Sprint	26.2%	26.5%	25.1%
Verizon Wireless	9.7%	10.0%	11.1%

	Percentage of Site Development Consulting Revenues for the year ended December 31,
	2006	2007	2008
Verizon Wireless	26.6%	17.4%	24.1%
Sprint	38.0%	59.7%	22.9%
Metro PCS	0.7%	3.9%	13.3%

	Percentage of Site Development Construction Revenues for the year ended December 31,
	2006	2007	2008
T-Mobile	4.6%	5.8%	15.8%
Metro PCS	0.2%	1.1%	11.9%
Sprint	30.0%	39.8%	10.8%

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

Our industry is highly competitive. Competitive pressures for tenants could adversely affect our lease rates. In addition, the loss of existing customers or the failure to attract new customers would lead to an accompanying adverse effect on our revenues, margins and financial condition.

In the site leasing business, we compete with:

•	wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers;

•	other large independent tower companies;

•	smaller local independent tower companies; and

•	alternative facilities such as rooftops, broadcast towers and utility poles.

There has been significant consolidation among the large independent tower companies in the past three years. Specifically, American Tower Corporation completed its merger with SpectraSite, Inc. in 2005, we completed our acquisition of AAT Communication Corporation in 2006 and Crown Castle International completed its merger with Global Signal, Inc. in 2007. As a result of these consolidations, American Tower and Crown Castle are substantially larger and have greater financial resources than us. This could provide them with advantages with respect to establishing favorable leasing terms with wireless service providers or in their ability to acquire available towers.

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

The market price of our Class A common stock has historically experienced significant fluctuations. Since the fall of 2008, the U.S. stock market has been undergoing a period of very high volatility where changes in the market prices of equity securities have often been abrupt and profound over short periods of time. The market price of our Class A common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed elsewhere in “Risk Factors” and in “Forward-Looking Statements.” Volatility or depressed market prices of our Class A common stock could make it difficult for shareholders to resell their shares of Class A common stock, when they want or at attractive prices. Consequently, volatility of the market price of our Class A common stock may make it less likely that sellers will accept our equity as consideration in connection with our tower acquisitions and may make it more difficult for us to use our equity to fund our future growth plans. If we were unable to use equity to fund growth of our tower portfolio, we may be required to either use debt to increase our tower portfolio or reduce our anticipated growth.

Counterparties to our convertible note hedge transactions may be unable to fulfill their obligations and such failure could subject us to significant costs to replace any such portion of our convertible note hedge transactions or subject us to potential dilution or additional cost, if settled in cash, upon conversion of our convertible notes.

Concurrently with the pricing of our 0.375% Notes and our 1.875% Notes, we entered into convertible note hedge transactions with affiliates of certain of the initial purchasers of both convertible note offerings. The initial strike price of the convertible note hedge transactions relating to our 0.375% Notes is $33.56 per share of our Class A common stock (the same as the initial conversion price of the 0.375% Notes) and cover 10,429,720 shares of our Class A common stock. The initial strike price of the convertible note hedge transactions relating to our 1.875% Notes is $41.46 per share of our Class A common stock (the same as the initial conversion price of our 1.875% convertible notes) and cover 13,265,780 shares of our Class A common stock.

Since the fall of 2008, global economic conditions and the financial markets have been and continue to be volatile. Certain financial institutions have filed for bankruptcy, have sold some or all of their assets, or may be looking to enter into a merger or other transaction with another financial institution. As a result of these conditions, some of the counterparties to our convertible note hedge transactions may be unable to perform their obligations under such instruments. One of the convertible note hedge transactions entered into in connection with our 1.875% Notes was with Lehman Brothers OTC Derivatives Inc. (“Lehman Derivatives”) which covers 55% of the 13,265,780 shares of our Class A common stock potentially issuable upon conversion. In October 2008, Lehman Derivatives filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code which constituted an “event of default” under the convertible note hedge transaction with Lehman Derivatives. As a result, on November 7, 2008 we terminated the convertible note hedge transaction with Lehman Derivatives. Based on information available to us, we have no indication, as of the date of filing this Form 10-K, that any party other than Lehman Derivatives would be unable to fulfill their obligations to us under the convertible note hedge transactions.

If we were to elect to replace the convertible note hedge transaction with Lehman Derivatives or any other counterparty, we would incur significant costs to replace such hedge transactions. Additionally, if we do not elect to replace our convertible note hedge transactions that were previously with Lehman Derivatives or any other counterparty fails to perform its obligations under our outstanding convertible note hedge transactions, we would be subject to potential dilution or additional cost, if settled in cash, upon conversion of the applicable 0.375% Notes and 1.875% Notes.

Increasing competition to acquire existing towers may negatively impact our ability to grow our tower portfolio long-term.

Although our current plans only contemplate modest growth of our tower portfolio in 2009, primarily through new tower builds, our ability to achieve material long-term tower portfolio growth will depend on our ability to acquire towers from third parties. Traditionally, our acquisition strategy has focused on acquiring towers from smaller tower companies, independent tower developers and wireless service providers. However, as a result of consolidation in the tower industry there are fewer of these mid-sized tower transactions available and there is more competition to acquire existing towers. Increased competition for acquisitions may result in fewer acquisition opportunities for us, higher acquisition prices, reduced willingness of sellers to accept equity as consideration for their towers and increased difficulty in negotiating and consummating agreements to acquire such towers. Furthermore, to the extent that the tower acquisition opportunities are for significant tower portfolios, many of our competitors are significantly larger and have greater financial resources than us. If we are not able to successfully resolve these issues, we may not be able to materially increase our tower portfolio in the long-term.

We may not be able to build as many towers as we anticipate.

We currently intend to build 80 to 100 new towers during 2009. However, our ability to build these new towers is dependent upon the availability of sufficient capital to fund construction, our ability to locate, and acquire at commercially reasonable prices, attractive locations for such towers and our ability to obtain the necessary zoning and permits.

Due to these risks, it may take longer to complete our new tower builds than anticipated, the costs of constructing or acquiring these towers may be higher than we expect or we may not be able to add as many towers as we had planned in 2009. If we are not able to increase our tower portfolio as anticipated, it could negatively impact our ability to achieve our financial goals.

Our debt instruments contain restrictive covenants that could adversely affect our business by limiting our flexibility.

Our senior secured revolving credit facility and the Optasite Credit Facility contain certain restrictive covenants. Among other things, these covenants limit our ability to:

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

The mortgage loan relating to our CMBS Certificates also contains financial covenants that require that the mortgage loan borrowers maintain, on a consolidated basis, a minimum debt service coverage ratio. To the extent that the debt service coverage, as of the end of any calendar quarter, (1) is less than 1.30 times, all cash flow generated by the pledged towers must be deposited into a reserve account and (2) is less than 1.15 times, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time as the debt service coverage ratio exceeds 1.15 times for a calendar quarter. As lease payments from 4,969 towers of our total tower portfolio are pledged as collateral under the mortgage loan, if this cash flow was not available to us it would adversely impact our ability to pay our indebtedness, other than the mortgage loan, and to operate our business.

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

We are a holding company with no business operations of our own. Our only significant asset is and is expected to be the outstanding capital stock and membership interests of our subsidiaries. We conduct, and expect to conduct, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations is dependent upon dividends and other distributions from our subsidiaries to us. Additionally, the borrowers on the mortgage loan supporting the CMBS Certificates must repay the components of the mortgage loan. If such borrowers’ cash flow is insufficient to cover such repayments, we may be required to refinance the mortgage loan or sell a portion or all of our interests in the 4,969 tower sites that secure, along with their operating cash flows, the mortgage loan. Other than the cash required to repay amounts due under the CMBS Certificates, we currently expect that substantially all the earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their debt obligations. Our operating subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to repay our Notes, the components of the mortgage loan pursuant to the CMBS Certificates (other than those entities obligated under the CMBS Certificates), or make any funds available to us for payment. The ability of our operating subsidiaries to pay dividends or transfer assets to us is restricted by applicable state law and contractual restrictions, including the terms of the senior secured revolving credit facility and the CMBS Certificates.

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

We are not profitable and expect to continue to incur losses.

We are not profitable. The following chart shows the net losses we incurred for the periods indicated:

	For the year ended December 31,
	2006	2007	2008
	(in thousands)
Net loss	$(133,448)	$(77,879)	$(46,763)

Our losses are principally due to depreciation, amortization and accretion expenses, interest expense (including non-cash interest expense and amortization of deferred financing fees), and losses from the write-off of deferred financing fees and extinguishment of debt as well as impairment charges on our towers and auction rate securities in the periods presented above. We expect to continue to incur significant losses, which may affect our ability to service our indebtedness.

The loss of the services of certain of our key personnel or a significant number of our employees may negatively affect our business.

Our success depends to a significant extent upon performance and active participation of our key personnel. We cannot guarantee that we will be successful in retaining the services of these key personnel. We have employment agreements with Jeffrey A. Stoops, our President and Chief Executive Officer, Kurt L. Bagwell, our Senior Vice President and Chief Operating Officer and Thomas P. Hunt, our Senior Vice President, Chief Administrative Officer and General Counsel. We do not have employment agreements with any of our other key personnel. If we were to lose any key personnel, we may not be able to find an appropriate replacement on a timely basis and our results of operations could be negatively affected. Further, the loss of a significant number of employees or our inability to hire a sufficient number of qualified employees could have a material adverse effect on our business.

Our costs could increase and our revenues could decrease due to perceived health risks from radio frequency (“RF”) energy.

The government imposes requirements and other guidelines relating to exposure to RF energy. Exposure to high levels of RF energy can cause negative health effects. The potential connection between exposure to low levels of RF energy and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. According to the Federal Communications Commission (the “FCC”), the results of these studies to date have been inconclusive. However, public perception of possible health risks associated with cellular and other wireless communications media could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, health risks could cause a decrease in the demand for wireless communications services. Moreover, if a connection between exposure to low levels of RF energy and possible negative health effects, including cancer, were demonstrated, we could be subject to numerous claims. If we were subject to claims relating to exposure to RF energy, even if such claims were not ultimately found to have merit, our financial condition could be materially and adversely affected.

Our business is subject to government regulations and changes in current or future regulations could harm our business.

We are subject to federal, state and local regulation of our business. In particular, both the Federal Aviation Administration (“FAA”) and FCC regulate the construction, modification and maintenance of antenna towers and structures that support wireless communications and radio and television antennas. In addition, the FCC separately licenses and regulates wireless communications equipment and television and radio stations operating from such towers and structures. FAA and FCC regulations govern construction, lighting, painting and marking of towers and structures and may, depending on the characteristics of the tower or structure, require registration of the tower or structure. Certain proposals to construct new towers or structures or to modify existing towers or structures are reviewed by the FAA to ensure that the tower or structure will not present a hazard to air navigation.

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

The issuance of equity securities and other associated transactions may increase the chance that we will have a future ownership change under Section 382 of the Internal Revenue Code of 1986. We may also have a future ownership change, outside of our control, caused by future equity transactions by our current shareholders. Depending on our market value at the time of such future ownership change, an ownership change under Section 382 could negatively impact our ability to utilize our net operating loss deferred tax assets in the event we generate future taxable income. Currently, we have recorded a full valuation allowance against our net operating loss deferred tax asset because we have concluded that our loss history indicates that it is not “more likely than not” that such deferred tax assets will be realized.

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

Our interests in towers are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, perpetual easements, easements and licenses or rights-of-way granted by government entities. Of the 7,854 towers in our portfolio, approximately 26% are located on parcels of land that we own, land subject to perpetual easements, and parcels of land that have a leasehold interest that extends beyond 50 years. In rural areas, a wireless communications site typically consists of up to a 10,000 square foot tract, which supports towers, equipment shelters and related equipment. Less than 2,500 square feet is required for a monopole or self-supporting tower structure of the kind typically used in metropolitan areas for wireless communication tower sites. Land leases generally have an initial term of five years with five or more additional automatic renewal periods of five years, for a total of thirty years or more.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings relating to claims arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock commenced trading under the symbol “SBAC” on The NASDAQ National Market System on June 16, 1999. We now trade on the NASDAQ Global Select Market, a segment of the NASDAQ Global Market, formally known as the NASDAQ National Market System.

The following table presents the high and low sales price for our Class A common stock for the periods indicated:

	High	Low
Quarter ended December 31, 2008	$25.68	$9.49
Quarter ended September 30, 2008	$38.50	$23.10
Quarter ended June 30, 2008	$38.04	$29.02
Quarter ended March 31, 2008	$34.04	$23.93

Quarter ended December 31, 2007	$38.50	$30.81
Quarter ended September 30, 2007	$36.68	$28.14
Quarter ended June 30, 2007	$34.21	$29.00
Quarter ended March 31, 2007	$30.46	$25.76

As of February 20, 2009, there were 181 record holders of our Class A common stock.

Dividends

We have never paid a dividend on any class of common stock and anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Consequently, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all existing equity compensation plans as of December 31, 2008:

	Equity Compensation Plan Information
	(in thousands except exercise price)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column) (1)
Equity compensation plans approved by security holders	3,788	$20.31	8,314
Equity compensation plans not approved by security holders	—	—	—

Total	3,788	$20.31	8,314

(1)	The maximum number of shares of Class A common stock that may be issued pursuant to awards under the 2001 Equity Participation Plan shall be 15% of the “adjusted common stock outstanding” as defined in the 2001 Equity Participation Plan, subject to certain limitations for specific types of awards.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data as of and for each of the five years ended December 31, 2008. The financial data for the fiscal years ended 2008, 2007, 2006, 2005, and 2004 have been derived from our audited consolidated financial statements. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those consolidated financial statements included in this Form 10-K.

	For the year ended December 31,
	2004	2005	2006	2007	2008
	(audited)	(audited)	(audited)	(audited)	(audited)
	(in thousands except for per share data)
Operating data:
Revenues:
Site leasing	$144,004	$161,277	$256,170	$321,818	$395,541
Site development	87,478	98,714	94,932	86,383	79,413

Total revenues	231,482	259,991	351,102	408,201	474,954

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	47,283	47,259	70,663	88,006	96,175
Cost of site development	81,398	92,693	85,923	75,347	71,990
Selling, general and administrative	28,887	28,178	42,277	45,569	48,841
Restructuring and other (credits) charges	250	50	(357)	—	—
Asset impairment charges	7,092	398	—	—	921
Depreciation, accretion and amortization	90,453	87,218	133,088	169,232	211,445

Total operating expenses	255,363	255,796	331,594	378,154	429,372

Operating (loss) income	(23,881)	4,195	19,508	30,047	45,582

Other income (expense):
Interest income	516	2,096	3,814	10,182	6,883
Interest expense, net of amounts capitalized	(47,460)	(40,511)	(81,283)	(92,498)	(104,253)
Non-cash interest expense	(28,082)	(26,234)	(6,845)	—	(412)
Amortization of deferred financing fees	(3,445)	(2,850)	(11,584)	(8,534)	(11,671)
(Loss) gain from write-off of deferred financing fees and extinguishment of debt	(41,197)	(29,271)	(57,233)	(431)	31,623
Other income (expense)	236	31	692	(15,777)	(13,478)

Total other expense	(119,432)	(96,739)	(152,439)	(107,058)	(91,308)

Loss from continuing operations before income taxes	(143,313)	(92,544)	(132,931)	(77,011)	(45,726)

Provision for income taxes	(710)	(2,104)	(517)	(868)	(1,037)

Loss from continuing operations	(144,023)	(94,648)	(133,448)	(77,879)	(46,763)

Loss from discontinued operations, net of income taxes	(3,257)	(61)	—	—	—

Net loss	$(147,280)	$(94,709)	$(133,448)	$(77,879)	$(46,763)

Basic and diluted loss per common share amounts:
Loss from continuing operations	$(2.47)	$(1.28)	$(1.36)	$(0.74)	$(0.43)
Loss from discontinued operations	(0.05)	—	—	—	—

Net loss per common share	$(2.52)	$(1.28)	$(1.36)	$(0.74)	$(0.43)

Basic and diluted weighted average shares outstanding	58,420	73,823	98,193	104,743	109,882

	As of December 31,
	2004	2005	2006	2007	2008
	(audited)	(audited)	(audited)	(audited)	(audited)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$69,627	$45,934	$46,148	$70,272	$78,856
Short-term investments	—	19,777	—	55,142	162
Restricted cash (1)	2,017	19,512	34,403	37,601	38,599
Property and equipment, net	745,831	728,333	1,105,942	1,191,969	1,502,672
Intangibles, net	1,365	31,491	724,872	868,999	1,425,132
Total assets	917,244	952,536	2,046,292	2,384,323	3,211,508
Total debt(2)	927,706	784,392	1,555,000	1,905,000	2,554,660
Total shareholders’ equity (deficit) (3)	(88,671)	81,431	385,921	337,391	491,759

	For the year ended December 31,
	2004	2005	2006	2007	2008
	(audited)	(audited)	(audited)	(audited)	(audited)
	(in thousands)
Other Data:
Cash provided by (used in):
Operating activities	$14,216	$49,767	$73,730	$122,934	$173,696
Investing activities	1,326	(99,283)	(738,353)	(301,884)	(580,549)
Financing activities	45,747	25,823	664,837	203,074	415,437

	For the year ended December 31,
	2006	2007	2008
Tower Data Rollforward:
Towers owned at the beginning of period	3,304	5,551	6,220
Towers acquired in AAT Acquisition	1,850	—	—
Towers acquired (4)	339	612	1,560
Towers constructed	60	61	85
Towers reclassified/disposed of (5)	(2)	(4)	(11)

Total towers owned at the end of period	5,551	6,220	7,854

(1)	Restricted cash of $38.6 million as of December 31, 2008 consisted of $36.2 million related to CMBS Mortgage loan requirements and $2.4 million related to surety bonds issued for our benefit. Restricted cash of $37.6 million as of December 31, 2007 consisted of $35.3 million related to CMBS Mortgage loan requirements and $2.3 million related to surety bonds issued for our benefit. Restricted cash of $34.4 million as of December 31, 2006 consisted of $30.7 million related to CMBS mortgage loan requirements and $3.7 million related to surety bonds issued for our benefit. Restricted cash of $19.5 million as of December 31, 2005 consisted of $17.9 million related to CMBS mortgage loan requirements and $1.6 million related to surety bonds issued for our benefit. Restricted cash of $2.0 million as of December 31, 2004 was related to surety bonds issued for our benefit.
(2)	Includes deferred gain on interest rate swap of $1.9 million as of December 31, 2004.
(3)	Includes deferred loss from the termination of nine interest rate swap agreements of $7.4 million as of December 31, 2008, $10.2 million as of December 31, 2007 and $12.5 million as of December 31, 2006. Includes deferred gain from the termination of two interest rate swap agreements of $5.9 million as of December 31, 2008, $8.9 million as of December 31, 2007, $11.8 million as of December 31, 2006 and $14.5 million as of December 31, 2005.
(4)	December 31, 2008 includes 528 towers acquired in the Optasite acquisition, 423 towers acquired in the Tower Co. acquisition and 340 towers acquired in the Light Tower acquisition.
(5)	Reclassifications reflect the combination for reporting purposes of multiple tower structures on a single parcel of real estate, which we market and customers view as a single location, into a single owned tower site. Dispositions reflect the decommissioning, sale, conveyance or other legal transfer of owned tower sites.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are a leading independent owner and operator of wireless communications towers in 47 of the 48 contiguous United States, Puerto Rico and the U.S. Virgin Islands. Our principal business line is our site leasing business, which contributes approximately 98% of our total segment operating profit. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, built or constructed based on our own initiative or acquired. As of December 31, 2008, we owned 7,854 towers. We also manage or lease approximately 4,200 actual or potential communications sites, of which approximately 600 are revenue producing. Our second business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. Site leasing revenues are received primarily from wireless service provider tenants, including AT&T, Sprint, T-Mobile and Verizon Wireless. Wireless service providers enter into numerous different tenant leases with us, each of which relates to the lease or use of space at an individual tower site. Each tenant lease is generally for an initial term of five years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3%—4% per year, including the renewal option periods. Tenant leases are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the current term of the related lease agreements. Rental amounts received in advance are recorded in deferred revenue.

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

For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as a result of adding additional customers to the tower. The amount of other direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower but typically do not make up a large percentage of total operating costs. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower or upgrading or repairing an access road or fencing. Lastly, ground leases are generally for an initial term of five years or more with multiple renewable options of five year periods at our option and provide for rent escalators which typically average 3% - 4% annually or provide for term escalators of approximately 15%.

Our site leasing business generates substantially all of our segment operating profit. The table below details the percentage of total company revenues and total segment operating profit contributed by the site leasing business.

	Percentage of Revenues	Site Leasing Segment Operating Profit Contribution (1)
For the year ended December 31, 2008	83.3%	97.6%
For the year ended December 31, 2007	78.8%	95.5%
For the year ended December 31, 2006	73.0%	95.4%

(1)	Site leasing segment operating profit and total segment operating profit are non-GAAP financial measures. We reconcile these measures and other Regulation G disclosures in this annual report in the section entitled Non-GAAP Financial Measures.

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

Our revenue from site development construction contracts is recognized on the percentage-of-completion method of accounting, determined by the percentage of cost incurred to date, compared to management’s estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contracts nears completion. Revenue from our site development construction business may fluctuate from period to period depending on construction activities, which are a function of the timing and amount of our clients’ capital expenditures, the number and significance of active customer engagements during a period, weather and other factors.

Cost of site development consulting revenue and construction revenue includes all costs of materials, salaries and labor costs, including payroll taxes, subcontract labor, vehicle expense and other costs directly and indirectly related to the projects. All costs related to site development consulting contracts and construction contracts are recognized as incurred.

The table below provides the percentage of total company revenues contributed by site development services over the last three years. Information regarding the total assets used in our site development services business is included in Note 22 of our Consolidated Financial Statements included in this annual report.

	Percentage of Revenues For the year ended December 31,
	2008	2007	2006
Site development consulting	3.9%	6.0%	4.7%
Site development construction	12.8%	15.2%	22.3%

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2008, included herein. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

Asset Impairment

We evaluate the potential impairment of individual long-lived assets, principally the tower sites. We record an impairment charge when we believe an investment in towers or intangible assets has been impaired, such that future undiscounted cash flows would not recover the then current carrying value of the investment in the tower site. We consider many factors and make certain assumptions when making this assessment, including but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. In addition, we make certain assumptions in determining an asset’s fair value for purposes of calculating the amount of an impairment charge. Changes in those assumptions or market conditions may result in a fair value which is different from management’s estimates. Future adverse changes in market conditions could result in losses or an inability to recover the carrying value, thereby possibly requiring an impairment charge in the future. In addition, if our assumptions regarding future undiscounted cash flows and related assumptions are incorrect, a future impairment charge may be required.

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

RESULTS OF OPERATIONS

Year Ended 2008 Compared to Year Ended 2007

Revenues:

	For the year ended December 31,
	2008	2007	Dollar Change	Percentage Change
	(in thousands, except for percentages)
Site leasing	$395,541	$321,818	73,723	22.9%
Site development consulting	18,754	24,349	(5,595)	(23.0)%
Site development construction	60,659	62,034	(1,375)	(2.2)%

Total revenues	$474,954	$408,201	66,753	16.4%

Site leasing revenue increased $73.7 million for the year ended December 31, 2008 due to an increase in the number of tenants and the amount of equipment added to our historical towers and from revenue generated by the towers that we acquired or constructed subsequent to December 31, 2007. As of December 31, 2008, we had 19,344 tenants as compared to 15,429 tenants at December 31, 2007. Additionally, we have experienced, on average, higher rents per tenant due to higher rents from new tenants, higher annual rents upon renewal by existing tenants and higher rents from additional equipment added by existing tenants.

Site development consulting and construction revenue for the year ended December 31, 2008 compared to the same period of 2007 decreased $7.0 million as a result of a lower volume of work and a wind down of certain of our prior contracts with Sprint offset by additional contracts with T-Mobile and Metro PCS.

Operating Expenses:

	For the year ended December 31,
	2008	2007	Dollar Change	Percentage Change
	(in thousands)
Cost of revenues (exclusive of depreciation, accretion and amortization):
Site leasing	$96,175	$88,006	$8,169	9.3%
Site development consulting	15,212	19,295	(4,083)	(21.2)%
Site development construction	56,778	56,052	726	1.3%
Selling, general and administrative	48,841	45,569	3,272	7.2%
Asset impairments and other (credits) charges	921	—	921	100.0%
Depreciation, accretion and amortization	211,445	169,232	42,213	24.9%

Total operating expenses	$429,372	$378,154	$51,218	13.5%

Site leasing cost of revenues increased $8.2 million primarily as a result of the growth in the number of towers owned by us, which was 7,854 at December 31, 2008 up from 6,220 at December 31, 2007 offset by the positive impact of our ground lease purchase program.

Site development cost of revenues for the year ended December 31, 2008 decreased $3.4 million compared to the same period of 2007 as a result of a decline in the volume of work performed for Sprint offset by additional contracts with T-Mobile and Metro PCS.

Selling, general, and administrative expenses increased $3.3 million primarily as a result of a $0.9 million one-time severance expense related to the departure of our former Chief Financial Officer, a $0.6 million one-time settlement expense associated with the termination of the pension plan the Company acquired as part of its acquisition of AAT Communications Corporation in 2006 and an increase in salaries, benefits and other employee related expenses resulting primarily from a higher number of employees, and increased non-cash compensation expense that we recognized for the year ended December 31, 2008 compared to the same period of 2007.

Asset impairment of $0.9 million for the year ended December 31, 2008 is the result of a reevaluation of future cash flow expectations for eight towers that have not achieved expected lease up results as determined using a discounted cash flow analysis compared to the related net book value of the tower asset and related intangibles.

Depreciation, accretion and amortization expense increased $42.2 million to $211.4 million for the year ended December 31, 2008 from $169.2 million for the year ended December 31, 2007 due to an increase in the number of towers and associated intangible assets we owned for the year ended December 31, 2008 compared to the same period of 2007.

Operating Income:

Operating income was $45.6 million for the year ended December 31, 2008 as compared to $30.0 million for the year ended December 31, 2007. The increase of $15.6 million is primarily the result of higher site leasing segment operating profit, offset by an increase in selling, general and administrative expenses and depreciation, accretion and amortization expense.

Segment Operating Profit:

	For the year ended December 31,
	2008	2007	Dollar Change	Percentage Change
	(in thousands)
Segment operating profit:
Site leasing	$299,366	$233,812	$65,554	28.0%
Site development consulting	3,542	5,054	(1,512)	(29.9)%
Site development construction	3,881	5,982	(2,101)	(35.1)%

Total	$306,789	$244,848	$61,941	25.3%

The increase in site leasing segment operating profit of $65.6 million is primarily related to additional revenue generated by the number of towers acquired and constructed for the year ended December 31, 2008, as well as additional revenue from the increased number of tenants and tenant equipment on our sites for the year ended December 31, 2008 compared to the same period of 2007 without a commensurate increase in site leasing cost of revenue. We reconcile these non-GAAP financial measures and provide the Regulation G disclosures in this annual report in the section titled Non-GAAP Financial Measures.

Other Income (Expense):

	For the year ended December 31,
	2008	2007	Dollar Change	Percentage Change
	(in thousands)
Interest income	$6,883	$10,182	$(3,299)	(32.4)%
Interest expense	(104,253)	(92,498)	(11,755)	12.7%
Non-cash interest expense	(412)	—	(412)	100%
Amortization of deferred financing fees	(11,671)	(8,534)	(3,137)	36.8%
Gain (loss) from extinguishment of debt and write-off of deferred financing fees	31,623	(431)	32,054	(7,437.1)%
Other expense	(13,478)	(15,777)	2,299	(14.6)%

Total other expense	$(91,308)	$(107,058)	$15,750	(14.7)%

Interest income decreased $3.3 million for the year ended December 31, 2008 when compared to the year ended December 31, 2007. The decrease is primarily the result of lower interest rates coupled with a decrease in the average cash balances for the year ended December 31, 2008 compared to the same period of 2007.

Interest expense for the year ended December 31, 2008 increased $11.8 million from the year ended December 31, 2007. This increase is primarily due to the higher weighted average amount of cash-interest bearing debt outstanding for the year ended December 31, 2008 as compared to the year ended December 31, 2007, which is partially offset by a reduction in our weighted average cash interest rate for the same periods. Specifically, we issued $550.0 million of 1.875% convertible senior notes in May 2008, borrowed $465.6 million and paid fees and interest on borrowings under our senior secured revolving credit facility, which we entered into in January 2008, and assumed as part of the Optasite acquisition its $150 million fully-drawn credit facility in September 2008.

Non-cash interest for the year ended December 31, 2008 is due to the accretion of interest for the discount on the credit facility which was assumed as part of the Optasite acquisition in September 2008. There was no non-cash interest for the year ended December 31, 2007.

Amortization of deferred financing fees increased by $3.1 million for the year ended December 31, 2008, as compared to the year ended December 31, 2007. This increase was primarily a result of the amortization of fees relating to the senior secured revolving credit facility entered into during the first quarter of 2008 and the $550.0 million principal amount of 1.875% convertible senior notes issued in May 2008.

The net gain from extinguishment of debt and write-off of deferred financing fees was $31.6 million for the year ended December 31, 2008. The net gain includes $55.6 million associated with the extinguishment of $138.1 million in principal amount of our 0.375% Convertible Senior Notes and $65.5 million of our CMBS Certificates for $147.8 million in cash. The net gain was offset by a loss of $19.5 million related to the exchange of 3,407,914 shares of our Class A common stock for $73.8 million in principal amount of 0.375% Notes and the write-off of $4.5 million of deferred financing fees related to the portion of the debt extinguished and the reduction in the aggregate commitment of the lenders under the senior secured revolving credit facility as a result of Lehman Commercial Paper Inc.’s default of its funding obligations. See discussion in Note 12 to the Notes to the Consolidated Financial Statements for more information. The loss from write-off of deferred financing fees and extinguishment of debt was $0.4 million for the year ended December 31, 2007 associated with the termination of the senior revolving credit facility in April 2007.

Other expense of $13.5 million and $15.8 million includes an other-than-temporary impairment loss on investments for the year ended December 31, 2008 and December 31, 2007, respectively, associated with our investments in auction rate securities. See discussion in “Liquidity and Capital Resources” in Part II, Item 7 as well as Note 4 to the Consolidated Financial Statements for more information on our investments in auction rate securities and this other-than-temporary impairment charge.

Adjusted EBITDA

Adjusted EBITDA was $269.2 million for the year ended December 31, 2008 as compared to $209.4 million for the year ended December 31, 2007. The increase of $59.8 million is primarily the result of increased segment operating profit from our site leasing segment. We reconcile this measure and other Regulation G disclosures in this annual report in the section entitled Non-GAAP financial measures.

Net Loss:

Net loss was $46.8 million for the year ended December 31, 2008 as compared to $77.9 million for the year ended December 31, 2007. The decrease of $31.1 million is primarily the result of the net gains from the early extinguishment of debt and an increase in site leasing segment operating profit partially offset by an increase in depreciation, accretion and amortization expense, interest expense, amortization of deferred financing fees and other expense.

Year Ended 2007 Compared to Year Ended 2006

Revenues:

	For the year ended December 31,
	2007	2006	Dollar Change	Percentage Change
	(in thousands, except for percentages)
Site leasing	$321,818	$256,170	65,648	25.6%
Site development consulting	24,349	16,660	7,689	46.2%
Site development construction	62,034	78,272	(16,238)	(20.7)%

Total revenues	$408,201	$351,102	57,099	16.3%

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

Other Income (Expense):

	For the year ended December 31,
	2007	2006	Dollar Change	Percentage Change
	(in thousands)
Interest income	$10,182	$3,814	$6,368	167.0%
Interest expense	(92,498)	(81,283)	(11,215)	13.8%
Non-cash interest expense	—	(6,845)	6,845	(100.0)%
Amortization of deferred financing fees	(8,534)	(11,584)	3,050	(26.3)%
Loss from write-off of deferred financing fees and extinguishment of debt	(431)	(57,233)	56,802	(99.2)%
Other	(15,777)	692	(16,469)	(2,379.9)%

Total other expense	$(107,058)	$(152,439)	$45,381	(29.8)%

Interest income increased $6.4 million for the year ended December 31, 2007 when compared to the year ended December 31, 2006. The increase is primarily the result of investment earnings on the net proceeds of the Convertible Senior Notes (the “Notes”) offering completed at the end of the first quarter of 2007.

Interest expense for the year ended December 31, 2007 increased $11.2 million from the year ended December 31, 2006. This increase is primarily due to the higher weighted average amount of cash-interest bearing debt outstanding for the year ended December 31, 2007 as compared to the year ended December 31, 2006, which is partially offset by a reduction in our weighted average cash interest rate for the same periods. Specifically, (1) our $1.1 billion bridge loan for the AAT Acquisition was only outstanding for seven months of the year ended December 31, 2006 and was not outstanding during any portion of the year ended December 31, 2007, while the

$1.1 billion CMBS Certificates issued in 2006, which were used to refinance the bridge loan, were outstanding for a little over one month for the year ended December 31, 2006 and were outstanding for the full year ended December 31, 2007, and (2) we had $350.0 million of additional debt outstanding for nine months in 2007 consisting of our 0.375% Notes compared to none in the year ended December 31, 2006.

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

Other expense of $15.8 million includes an other-than-temporary impairment loss on short-term investments of $15.6 million for the year ended December 31, 2007 associated with our investments in auction rate securities. See discussion in Note 4 to the Consolidated Financial Statements for more information on our investments in auction rate securities and this other-than-temporary impairment charge.

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

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation (“SBA”) is a holding company with no business operations of its own. Our only significant asset is the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”) which is also a holding company that owns the outstanding capital stock of SBA Infrastructure Holdings I, Inc. (“Infrastructure,” formerly known as Optasite) and SBA Senior Finance, Inc., an indirect wholly-owned subsidiary of SBA (“SBA Senior Finance”). SBA Senior Finance directly or indirectly, owns the equity interest in substantially all of our non-Infrastructure subsidiaries. We conduct all of our business operations through our SBA Senior Finance subsidiaries, the primary borrowers under the mortgage loan underlying the CMBS Certificates, SBA Senior Finance II LLC and Infrastructure. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries.

A summary of our cash flows is as follows:

For the year ended December 31, 2008
(in thousands)
Summary cash flow information:
Cash provided by operating activities	$173,696
Cash used in investing activities	(580,549)
Cash provided by financing activities	415,437

Increase in cash and cash equivalents	8,584
Cash and cash equivalents, December 31, 2007	70,272

Cash and cash equivalents, December 31, 2008	$78,856

Sources of Liquidity

We fund our growth, including our tower portfolio growth, through cash flows from operations, long-term indebtedness and equity issuances.

Cash provided by operating activities was $173.7 million for the year ended December 31, 2008 as compared to $122.9 million for the year ended December 31, 2007. This increase was primarily the result of segment operating profit from the site leasing segment, net of interest expense and selling, general and administrative expenses.

In January 2008, SBA Senior Finance entered into a senior secured revolving credit facility. The aggregate commitment of the senior secured revolving credit facility is currently $285 million. The facility may be borrowed, repaid and redrawn, subject to compliance with certain covenants. Proceeds available under the facility may only be used for the construction or acquisition of towers and for ground lease buyouts. Amounts borrowed under the facility will accrue interest at the Eurodollar rate plus a margin that ranges from 150 basis points to 300 basis points or at a Base Rate plus a margin that ranges from 50 basis points to 200 basis points, in each case based on consolidated total debt to SBA Senior Finance’s annualized EBITDA ratio (calculated excluding the impact from the borrowers under the mortgage loan underlying the CMBS Certificates and funds borrowed under the Optasite Credit Facility). The material terms of the senior secured revolving credit facility are described below under “Debt Instruments – Senior Secured Revolving Credit Facility.” As of December 31, 2008, $230.6 million was outstanding and $54.4 million was the remaining availability under the facility.

On May 16, 2008, we issued $550.0 million of our 1.875% Convertible Senior Notes due in 2013, which we refer to as the 1.875% Notes. Semi-annual interest payments on the 1.875% Notes are due each May 1 and November 1, beginning November 1, 2008. The maturity date of the 1.875% Notes is May 1, 2013. The 1.875% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 24.1196 shares per $1,000 principal amount of 1.875% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $41.46 per share or a 20% conversion premium based on the last reported sale price of $34.55 per share of Class A common stock on the Nasdaq Global Select Market on May 12, 2008. The net proceeds from the 1.875% Note offering were approximately $536.8 million after deducting discounts, commissions and expenses. A portion of the net proceeds from the sale of the 1.875% Notes was used to repurchase and retire approximately 3.47 million shares of our Class A common stock at a price of $34.55 per share, or approximately $120.0 million. A portion of the net proceeds from the sales of the 1.875% Notes and the warrants (see Note 12 in Notes to Consolidated Financial Statements) was used to pay for the cost of the convertible note hedge transactions, repay approximately $235.0 million drawn under the senior secured revolving credit facility, to finance future acquisitions of complementary businesses, to finance future acquisition or construction of towers and the purchase or extension of leases of land underlying our towers, future stock repurchases and for general corporate purposes. The remainder of the net proceeds from the sale of the 1.875% Notes and the warrant transactions is invested in cash equivalents.

On September 16, 2008, in connection with the acquisition of Optasite, we assumed Optasite’s fully drawn $150 million senior credit facility with Morgan Stanley Asset Funding, Inc. which we recorded at its fair value of $147.0 million. The Optasite Credit Facility is secured by all of the property and interest in property of Optasite Towers, LLC, a subsidiary of Optasite. Interest on the Optasite Credit Facility accrues at one month Eurodollar Rate plus 165 basis points and interest is paid monthly. Commencing November 1, 2008, we began paying an amount equal to the monthly percentage share of the aggregate outstanding principal amount of the Optasite Credit Facility based on a twenty-five year amortization and the facility cannot be re-drawn. The Optasite Credit Facility matures on November 1, 2010, when the remaining principal will be due in full. The material terms of the Optasite Credit Facility are described below under “Debt Instruments – Optasite Credit Facility.” As of December 31, 2008, there was $149.0 million outstanding under the Optasite Credit Facility which was recorded at its accreted carrying value of $146.4 million.

In order to manage our leverage position and to ensure continued compliance with our financial covenants, we may decide to pursue a variety of actions. These actions may include the issuance of additional indebtedness to stay at target leverage levels, selling certain assets or lines of business, issuing common stock or securities convertible into shares of common stock, or pursuing other financing alternatives, including securitization transactions. If implemented, these actions could increase our interest expense and/or dilute our existing shareholders. We cannot assure you that we will implement any of these strategies or that, if implemented, these strategies could be implemented on terms favorable to our company and its shareholders.

Equity Issuances

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers, companies who own towers or companies that provide related services. During 2008, we issued approximately 1.3 million shares of Class A common stock under this registration statement in connection with the acquisition of towers. As of December 31, 2008, we had approximately 2.6 million shares of Class A common stock remaining under this shelf registration statement.

On April 14, 2006, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, shares of preferred stock, which may be represented by depositary shares, unsecured senior, senior subordinated or subordinated debt securities, and warrants to purchase any of these securities in any amounts approved by our board of directors, subject to the requirements of the Nasdaq Stock Market and the securities and other laws applicable to us. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. For the year ended December 31, 2008, we did not issue any securities under this automatic shelf registration statement.

Uses of Liquidity

Our principal use of liquidity is cash capital expenditures associated with the growth of our tower portfolio. Our cash capital expenditures, including cash used for acquisitions, for the year ended December 31, 2008 were $620.7 million. The $620.7 million included cash capital expenditures of $564.9 million that we incurred in connection with the acquisition of 1,560 completed towers and earnouts associated with previous acquisitions for the year ended December 31, 2008, net of related prorated rental receipts and payments. The $620.7 million also includes $23.5 million related to new tower construction, $5.1 million for maintenance tower capital expenditures, $6.3 million for augmentations and tower upgrades, $1.3 million for general corporate expenditures, and $19.6 million for ground lease purchases. The $23.5 million of new tower construction included costs associated with the completion of 85 new towers for the year ended December 31, 2008 and costs incurred on sites currently in process.

During the fourth quarter of 2008, we consummated privately negotiated exchanges of stock for outstanding 0.375% Notes in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. Pursuant to these exchanges we issued 3,407,914 shares of our Class A common stock in exchange for $73.8 million in principal amount of 0.375% Notes. We also repurchased in privately negotiated transactions $138.1 million in principal amount of 0.375% Notes and $65.5 of our CMBS Certificates for $147.8 million in cash. The 0.375% Notes repurchased and exchanged represent 60.5% of the original $350 million principal amount of 0.375% Notes issued.

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

Based on the current state of the credit markets, during 2009 we expect to limit our cash capital expenditures to (1) non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures, which we expect to be in the range of $6.0 million to $9.0 million in 2009, and (2) discretionary cash capital expenditures primarily associated with the 80 to 100 towers we intend to build in 2009, tower augmentations and ground lease purchases, which we expect to be in the range of $30.0 million to $50.0 million in 2009. If we refinance some of our debt in 2009, we may increase our cash capital expenditures. In the interim, we may pursue limited tower acquisitions for stock when we can do so on an immediately accretive basis and the acquisition otherwise meets our investment returns and criteria.

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

Debt Service Requirements

At December 31, 2008, we had $398.8 million outstanding of Initial CMBS Certificates. The Initial CMBS Certificates have an anticipated repayment date of November 2010. Interest on the Initial CMBS Certificates is payable monthly at a blended annual rate of 5.6%. Based on the amounts outstanding at December 31, 2008, debt service for the next twelve months on the Initial CMBS Certificates is $22.3 million.

At December 31, 2008, we had $1.1 billion outstanding of Additional CMBS Certificates. The Additional CMBS Certificates have an anticipated repayment date of November 2011. Interest on the Additional CMBS Certificates is payable monthly at a blended annual rate of 6.0%. Based on the amounts outstanding at December 31, 2008, debt service for the next twelve months on the Additional CMBS Certificates is $65.4 million.

At December 31, 2008, we had $138.1 million outstanding of 0.375% Notes. The 0.375% Notes have a maturity date of December 1, 2010. Interest on the 0.375% Notes is payable semi-annually each June 1 and December 1 at an annual rate of 0.375%. Based on the amounts outstanding at December 31, 2008, debt service for the next twelve months on the 0.375% Notes is $0.5 million.

At December 31, 2008, we had $550.0 million outstanding of 1.875% Notes. The 1.875% Notes have a maturity date of May 1, 2013. Interest on the 1.875% Notes is payable semi-annually each May 1 and November 1 at an annual rate of 1.875%. Based on the amounts outstanding at December 31, 2008, debt service for the next twelve months on the 1.875% Notes will be $10.3 million.

At December 31, 2008, we had $230.6 million outstanding under our senior secured revolving credit facility. Amounts borrowed under the facility accrue interest at the Eurodollar rate plus a margin that ranges from 150 basis points to 300 basis points or at a Base Rate (as defined in the Senior Credit Agreement) plus a margin that ranges from 50 basis points to 200 basis points. The facility will terminate and we will repay all amounts outstanding on the earlier of (i) the third anniversary of January 18, 2008 and (ii) the date which is three months prior to (x) the final maturity date of the 0.375% Notes (or any instrument that refinances the 0.375% Notes) or (y) the anticipated repayment date (November 2010) of the Initial CMBS Certificates (or any other refinancing of these instruments). However, we may request that each lender, in its sole discretion, extend the termination date of the facility for one additional year. In addition, we had approximately $0.1 million of letters of credit posted against the availability of this facility at December 31, 2008. Based on the outstanding amount and rates in effect at December 31, 2008, we estimate our debt service for the next twelve months will be approximately $9.9 million.

At December 31, 2008, we had $149.0 million outstanding under our Optasite Credit Facility that was recorded at its accreted carrying value of $146.4 million. Interest on the Optasite Credit Facility accrues at the one month Eurodollar Rate plus 165 basis points and interest is paid monthly. Commencing November 1, 2008, we began paying an amount equal to the monthly percentage share of the aggregate outstanding principal amount of the Optasite Credit Facility based on a twenty-five year amortization and the facility cannot be re-drawn. The Optasite Credit Facility matures on November 1, 2010, when the remaining principal will be due in full. Based on the outstanding amount and rates in effect at December 31, 2008, we estimate our debt service for the next twelve months will be approximately $4.2 million.

At December 31, 2008, we believe that our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

Debt Instruments

CMBS Certificates

On November 18, 2005, SBA CMBS-1 Depositor LLC (the “Depositor”), an indirect subsidiary of ours, sold in a private transaction $405.0 million of Initial CMBS Certificates issued by the SBA CMBS Trust (the “Trust”).

The Initial CMBS Certificates consist of five classes, all of which are rated investment grade with a principal balance and pass-through interest rate as indicated in the table below:

Subclass	Annual Pass-through Interest Rate	Initial Subclass Principal Original Balance	Repurchases	Initial Subclass Principal Balance at 12/31/08
(in thousands)
2005-1A	5.369%	$238,580	$—	$238,580
2005-1B	5.565%	48,320	—	48,320
2005-1C	5.731%	48,320	—	48,320
2005-1D	6.219%	48,320	(6,200)	42,120
2005-1E	6.706%	21,460	—	21,460

Total		$405,000	$(6,200)	$398,800

The weighted average annual fixed coupon interest rate of the Initial CMBS Certificates as of December 31, 2008 is 5.6%, payable monthly, and the effective weighted average annual fixed interest rate is 4.8% after giving effect to a settlement of two interest rate swap agreements entered into in contemplation of the transaction. The Initial CMBS Certificates have an anticipated repayment date of November 2010 with a final repayment date in 2035. The proceeds of the Initial CMBS Certificates were primarily used to purchase the prior senior credit facility of SBA Senior Finance and to fund reserves and pay expenses associated with the offering.

During the fourth quarter of 2008, SBA repurchased, for cash, $6.2 million in principal amount of Initial CMBS Certificates subclass 1D in privately negotiated transactions. In accordance with APB 26 “Early Extinguishment of Debt,” SBA recorded in its Consolidated Statement of Operations a $0.6 million gain on the early extinguishment of debt net of the write-off of unamortized deferred financing fees.

On November 6, 2006, the Depositor sold, in a private transaction, $1.15 billion of Additional CMBS Certificates issued by the Trust. The Additional CMBS Certificates consist of nine classes with a principal balance and pass-through interest rate for each class as indicated in the table below:

Subclass	Annual Pass-through Interest Rate	Additional Subclass Principal Original Balance	Repurchases	Additional Subclass Principal Balance at 12/31/08
(in thousands)
2006-1A	5.314%	$439,420	$—	$439,420
2006-1B	5.451%	106,680	—	106,680
2006-1C	5.559%	106,680	(5,000)	101,680
2006-1D	5.852%	106,680	(13,000)	93,680
2006-1E	6.174%	36,540	(7,000)	29,540
2006-1F	6.709%	81,000	(10,000)	71,000
2006-1G	6.904%	121,000	(11,272)	109,728
2006-1H	7.389%	81,000	(12,726)	68,274
2006-1J	7.825%	71,000	(255)	70,745

Total		$1,150,000	$(59,253)	$1,090,747

The weighted average annual fixed interest rate of the Additional CMBS Certificates as of December 31, 2008 is 6.0%, payable monthly, and the effective weighted average annual fixed interest rate is 6.3% after giving effect to the settlement of the nine interest rate swap agreements entered into in contemplation of the transaction. The Additional CMBS Certificates have an anticipated repayment date of November 2011 with a final repayment date in 2036. The proceeds of the Additional CMBS Certificates were primarily used to repay the bridge loan incurred in connection with the acquisition of AAT and to fund required reserves and expenses associated with the Additional CMBS Transaction.

During the fourth quarter of 2008, SBA repurchased, for cash, $59.3 million in principal amount of Additional CMBS Certificates in privately negotiated transactions. In accordance with APB 26 “Early Extinguishment of Debt,” SBA recorded in its Consolidated Statement of Operations an $18.6 million gain on the early extinguishment of debt net of the write-off of unamortized deferred financing fees.

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

The mortgage loan is to be paid from the operating cash flows from the aggregate 4,969 towers owned by the Borrowers (the “CMBS Towers”). Subject to certain limited exceptions described below, no payments of principal will be required to be made for the components of the mortgage loan corresponding to the Initial CMBS Certificates prior to the monthly payment date in November 2010, which is the anticipated repayment date for the components of the mortgage loan corresponding to the Initial CMBS Certificates, and no payments of principal will be required to be made for the components of the mortgage loan corresponding to the Additional CMBS Certificates prior to the monthly payment date in November 2011, which is the anticipated repayment date for the components of the mortgage loan corresponding to the Additional CMBS Certificates.

The Borrowers may prepay the mortgage loan in whole or in part at any time prior to November 2010 for the components of the mortgage loan corresponding to the Initial CMBS Certificates and November 2011 for the components of the mortgage loan corresponding to the Additional CMBS Certificates upon payment of the applicable prepayment consideration. The prepayment consideration is determined per class and consists of an amount equal to the excess, if any, of (1) the present value on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date that is nine months prior to the anticipated repayment date, assuming the entire unpaid principal amount of such class is required to be paid, over (2) that portion of the principal balance of such class prepaid on the date of such prepayment. If the prepayment occurs (i) within nine months of the anticipated repayment date, (ii) with proceeds received as a result of any condemnation or casualty of the Borrowers’ sites or (iii) during an amortization period, no prepayment consideration is due. The entire unpaid principal balance of the mortgage loan components corresponding to the Initial CMBS Certificates will be due in November 2035 and those corresponding to the Additional CMBS Certificates will be due in November 2036. However, to the extent that the full amount of the mortgage loan component corresponding to the Initial CMBS Certificates or the amount of the mortgage loan component corresponding to the Additional CMBS Certificates are not fully repaid by their respective anticipated repayment dates, the interest rate of each component would increase by the greater of (i) 5% or (ii) the amount, if any, by which the sum of (x) the ten-year U.S. treasury rate plus (y) the credit-based spread for such component (as set forth in the mortgage loan agreement) plus (z) 5%, exceeds the original interest rate for such component. In addition, if our 2005 CMBS Certificates are not fully repaid by November 2010, then excess cash flow (as defined below) will be trapped by the Trustee and applied first to repay the original cash coupons on the CMBS Certificates, to fund all reserve accounts, fund operating expenses associated with the towers, pay the management fees and then to repay principal of the 2005 and the 2006 CMBS Certificates in order of their investment grade (i.e. the 2005-1A and 2006-1A subclasses would have their respective principal repaid equally prior to repayment of the other subclasses of the CMBS Certificates). The mortgage loan may be defeased in whole at any time prior to the anticipated repayment date.

The mortgage loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the tower sites and their operating cash flows, (2) a security interest in substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under the management agreement they entered into with SBA Network Management, Inc. (“SBA Network Management”) relating to the management of the Borrowers’ tower sites by SBA Network Management pursuant to which SBA Network Management arranges for the payment of all operating expenses and the funding of all capital expenditures out of amounts on deposit in one or more operating accounts maintained on the Borrowers’ behalf, (4) the Borrowers’ right under certain site management agreements, (5) the Borrowers’ rights under certain tenant leases, (6) the pledge by SBA CMBS-1 Guarantor LLC and SBA CMBS-1 Holdings, LLC of equity interest of the initial borrower and SBA CMBS-1 Guarantor LLC, (7) the various deposit accounts and collection accounts of the Borrowers and (8) all proceeds of the foregoing. For each calendar month, SBA Network Management is entitled to receive a management fee equal to 7.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

In connection with the issuance of the CMBS Certificates, we established a deposit account into which all rents and other sums due on the CMBS Towers are directly deposited by the lessees and are held by the trustee. The funds in this deposit account are used to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan governing the CMBS Certificates to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and service expenses, and to reserve a portion of advance rents from tenants on the 4,969 tower sites. Based on the terms of the CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The monies held by the indenture trustee are classified as restricted cash on our Consolidated Balance Sheets. The monies held by the indenture trustee in excess of required reserve balances are subsequently released to the Borrowers on or before the 15th calendar day following month end. However, if the debt service coverage ratio, defined as the Net Cash Flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow”, will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time as the debt service coverage ratio exceeds 1.15 times for a calendar quarter.

As of December 31, 2008, we met the required debt service coverage ratio as defined by the mortgage loan agreement.

0.375% Convertible Senior Notes due 2010

On March 26, 2007, we issued $350.0 million of our 0.375% Convertible Senior Notes due 2010. Interest is payable semi-annually on June 1 and December 1. The maturity date of the Notes is December 1, 2010. The Notes are convertible, at the holder’s option, into shares of our Class A, common stock, at an initial conversion rate of 29.7992 shares per $1,000 principal amount of Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $33.56 per share or a 19% conversion premium based on the last reported sale price of $28.20 per share of Class A common stock on the Nasdaq Global Select Market on March 20, 2007, the purchase agreement date. The Notes are only convertible under the following circumstances:

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

Upon conversion, we have the right to settle the conversion of each $1,000 principal amount of 0.375% Notes with either of the three following alternatives, at our option, delivery of (1) 29.7992 shares of our Class A common stock, (2) cash equal to the value of 29.7992 shares of our Class A common stock calculated at the market price per share of our Class A common stock at the time of conversion or (3) a combination of cash and shares of our Class A common stock.

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

During the fourth quarter of 2008, we consummated privately negotiated exchanges of stock for outstanding 0.375% Notes in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. Pursuant to these exchanges, we issued 3,407,914 shares of SBA’s Class A common stock in exchange for $73.8 million in principal amount of 0.375% Notes. In addition, we also repurchased $138.1 million in principal amount of 0.375% Notes for $102.5 million in cash. The notes repurchased represent 60.5% of the original $350 million principal amount of 0.375% Notes issued. See Note 12 in the Notes to Consolidated Financial Statements for further discussion.

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

One of the convertible note hedge transactions entered into in connection with the 1.875% Notes was with Lehman Brothers OTC Derivatives Inc. (“Lehman Derivatives”). The convertible note hedge transaction with Lehman Derivatives covers 55% of the 13,265,780 shares of Company Class A common stock potentially issuable upon conversion of the 1.875% Notes. In October 2008, Lehman Derivatives filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code. The filing by Lehman Derivatives of a voluntary Chapter 11 bankruptcy petition constituted an “event of default” under the convertible note hedge transaction with Lehman Derivatives. As a result, on November 7, 2008 we terminated the convertible note hedge transaction with Lehman Derivatives. Based on information available to us, we have no indication, as of the date of filing this Form 10-K, that any party other than Lehman Derivatives would be unable to fulfill their obligations to us under the convertible note hedge transactions.

The net cost of the convertible note hedge transaction with Lehman Derivatives was recorded as an adjustment to Additional Paid in Capital and did not have any impact on our consolidated balance sheet. However, we could incur significant costs to replace this hedge transaction if we elect to do so. If we do not elect to replace the convertible note hedge transaction, then we will be subject to potential dilution upon conversion of the 1.875% Notes, if on the date of conversion the per share market price of SBA’s Class A common stock exceeds the conversion price of $41.46.

Senior Secured Revolving Credit Facility

On January 18, 2008, SBA Senior Finance, an indirect wholly-owned subsidiary of SBA, entered into a $285.0 million senior secured revolving credit facility. On March 5, 2008, SBA Senior Finance entered into a new lender supplement in connection with the senior secured revolving credit facility, which increased the commitment from $285.0 million to $335.0 million. In September 2008, we made a drawing request under the senior secured revolving credit facility and Lehman Commercial Paper Inc. (“LCPI”), who was a lender under the senior secured revolving credit facility, did not fund its share of such request. As a result of such failure to fund, we delivered a letter to LCPI declaring that LCPI was in default of its obligations under the senior secured revolving credit facility agreement. On October 5, 2008, LCPI filed a motion for protection under Chapter 11 of the United States Bankruptcy Code. LCPI, a subsidiary of Lehman Brothers Holding Inc., originally had committed $50.0 million of the original aggregate of $335.0 million in commitments under the senior secured revolving credit facility. As a result, the aggregate commitment of the senior secured revolving credit facility is currently $285.0 million. No lender within the facility is committed to fund more than $50.0 million.

The senior secured revolving credit facility may be borrowed, repaid and redrawn, subject to compliance with the financial and other covenants in the Senior Credit Agreement. Amounts borrowed under the facility accrue interest at the Eurodollar rate plus a margin that ranges from 150 basis points to 300 basis points or at a Base Rate (as defined in the Senior Credit Agreement) plus a margin that ranges from 50 basis points to 200 basis points, in each case based on the Consolidated Total Debt to Annualized Borrower EBITDA ratio (as defined in the Senior Credit Agreement and discussed below). The facility will terminate and we will repay all amounts outstanding on the earlier of (i) the third anniversary of January 18, 2008 and (ii) the date which is three months prior to (x) the final maturity date of the 0.375% Notes (or any instrument that refinances the 0.375% Notes) or (y) the anticipated repayment date (November 2010) of the Initial CMBS Certificates (or any other refinancing of these instruments). However, we may request that each lender, in its sole discretion, extend the termination date of the facility for one additional year. The proceeds available under the facility may only be used for the construction or acquisition of towers and for ground lease buyouts.

The Senior Credit Agreement requires SBA Senior Finance and SBA to maintain specific financial ratios, including, at the SBA Senior Finance level, a Consolidated Total Debt to Annualized Borrower EBITDA ratio (as defined in the Senior Credit Agreement) that does not exceed 6.9x for any fiscal quarter and an Annualized Borrower EBITDA to Annualized Cash Interest Expense ratio (as defined in the Senior Credit Agreement) of not less than 2.0x for any fiscal quarter. In addition, SBA’s ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (as defined in the Senior Credit Agreement) for any fiscal quarter cannot exceed 9.9x. The Senior Credit Agreement also contains customary affirmative and negative covenants that, among other things, limit SBA Senior Finance’s ability to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions or merge or consolidate, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. As of December 31, 2008, we were in full compliance with the financial covenants contained in this agreement.

Upon the occurrence of certain bankruptcy and insolvency events with respect to SBA or certain of our subsidiaries, the revolving credit loans automatically terminate and all amounts due under the Senior Credit Agreement and other loan documents become immediately due and payable. If certain other events of default occur, including failure to pay the principal and interest when due, a breach of our negative covenants, or failure to perform any other requirement in the Senior Credit Agreement, the Guarantee and Collateral Agreement (as described below) and/or certain other debt instruments, including the CMBS Certificates, then with the permission of a majority of the lenders, the revolving credit commitments will terminate and all amounts due under the Senior Credit Agreement and other loan documents become immediately due and payable.

In connection with the senior secured revolving credit facility, we entered into a Guarantee and Collateral Agreement, pursuant to which SBA, Telecommunications and substantially all of the domestic subsidiaries of SBA Senior Finance which are not Borrowers under the CMBS Certificates guarantee amounts owed under the senior secured revolving credit facility. Amounts borrowed under the senior secured revolving credit facility are secured by a first lien on substantially all of SBA Senior Finance’s assets not previously pledged under the CMBS Certificates and substantially all of the assets, other than leasehold, easement or fee interest in real property, of the guarantors, including SBA and Telecommunications.

On July 18, 2008, SBA Senior Finance entered into the First Amendment to the senior secured revolving credit facility to effect the terms of the Agreement and Plan of Merger, dated July 18, 2008, among us, Optasite, and the other parties thereto, which was effective upon the acquisition of Optasite. The First Amendment (i) deletes from the definition of Annualized Borrower EBITDA, any EBITDA generated by Optasite and its subsidiaries to the extent that such entities are not guarantors under the Guarantee and Collateral Agreement, and, to the extent not permitted under the Optasite Credit Facility, (ii) excludes Optasite and its subsidiaries from an obligation to become guarantors under the Guarantee and Collateral Agreement and (iii) permits us to not pledge any stock or rights that we own in Optasite or any of its subsidiaries as collateral under the Guarantee and Collateral Agreement.

As of December 31, 2008, we had $230.6 million outstanding under this facility and had approximately $0.1 million of letters of credit posted against the availability of the credit facility outstanding. In addition, as of December 31, 2008, availability under the credit facility was approximately $54.4 million.

Optasite Credit Facility

On September 16, 2008, in connection with the acquisition of Optasite, we assumed Optasite’s fully drawn $150 million senior credit facility. At the time of the acquisition, the Optasite Credit Facility consisted of a fully drawn $150 million loan which is secured by all of the property and interest in property of Optasite Towers, LLC (subsequently renamed SBA Infrastructure, Inc. (“Infrastructure”)). Interest on the Optasite Credit Facility accrues at one month Eurodollar Rate plus 165 basis points and interest payments are due monthly. Commencing November 1, 2008, we began paying an amount equal to the monthly percentage share of the aggregate outstanding principal amount of the Optasite Credit Facility based on a twenty-five year amortization and the facility cannot be re-drawn. The Optasite Credit Facility matures on November 1, 2010, when the remaining principal will be due in full.

The Optasite Credit Facility agreement requires Infrastructure to maintain specific financial ratios, including that Infrastructure’s consolidated debt to Aggregate Tower Cash Flow (as defined in the Optasite Credit Facility agreement) be less than 7.0x, that its Debt Service Coverage Ratio (as defined in the Optasite Credit Facility agreement) be more than 1.5x, and that the aggregate amount of Annualized Rents generated from Tenant Leases in respect of rooftop towers does not exceed 5% of Aggregate Annualized Rent. The Optasite Credit Facility agreement also contains customary affirmative and negative covenants that, among other things, limit Infrastructure’s ability to incur additional indebtedness, grant certain liens, assume certain guarantee obligations, enter into certain mergers or consolidations, including a sale of all or substantially all of its assets, or engage in certain asset dispositions. As of December 31, 2008, we were in full compliance with the financial covenants and the terms of the credit agreement.

Upon the occurrence of certain bankruptcy and insolvency events with respect to Infrastructure or SBA or any of SBA’s subsidiaries, all amounts due under the Optasite Credit Facility agreement become immediately due and payable. If certain other events of default occur, such as the failure to pay any principal of any loan when due, or are continuing, such as failure to pay interest on any loan when due, failure to comply with the financial ratios, a change of control of SBA or failure to perform under any other Infrastructure loan document, all amounts due under the Optasite Credit Facility agreement may be immediately due and payable.

As of December 31, 2008, we had $149.0 million outstanding under the Optasite Credit Facility, which was recorded at its accreted carrying value of $146.4 million.

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

Recent Accounting Pronouncements

In September 2008, Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 supercedes EITF Issue No. 01-6, “The Meaning of Indexed to a Company’s Own Stock” and addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and management does not expect it to have a material impact on our consolidated financial condition, results of operations or cash flows.

In June 2008, FASB issued EITF Issue 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF 08-4”)”. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. EITF 08-4 did not have a material impact on our consolidated financial condition, results of operations or cash flows.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With GAAP,” SFAS 162 is directed to the entity rather than the auditor. The statement is effective November 15, 2008 and did not have any impact on our consolidated financial condition, results of operations or cash flows.

In May 2008, FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).” FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (including partial cash settlement) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. Upon adoption, FSP APB 14-1 requires companies to retrospectively apply the requirements of the pronouncements to all periods presented. SBA’s 0.375% Convertible Senior Notes due 2010 and 1.875% Convertible Senior Notes due 2013 will be subject to FSP APB 14-1. Consequently, we are currently evaluating the impact of FSP APB 14-1 on our consolidated balance sheets and statements of operations beginning in the first quarter of fiscal 2009. We will be required to reduce the carrying value of our convertible debt and accrete the reduced value back to its full principal balance over the term of the Notes. We will record this accretion as non-cash interest expense related to its outstanding convertible debt instruments.

In April 2008, FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact the adoption of FSP FAS 142-3 will have on our consolidated financial condition, results of operations or cash flows.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and hedging activities and expands the disclosure requirements of SFAS No. 133. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS 161 to have a material impact on our consolidated financial condition, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) which requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141 “Business Combinations”, some of which could have a material impact on how we account for business combinations. These changes include, among other things, expensing acquisition costs as incurred as a component of operating expense. We presently capitalize these acquisition costs as part of the purchase price and then amortize these costs using the straight line method over the life of the associated acquired assets. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of a business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact the adoption of SFAS 141 (R) will have on our consolidated financial condition, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”) which requires entities to report non-controlling (minority) interest in subsidiaries as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at their fair values. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 became effective for us on January 1, 2008. The adoption of SFAS 159 did not have a material impact on our financial condition, results of operations or cash flows.

In September 2006, FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP SFAS No. 157-1 and FSP SFAS No. 157-2. FSP SFAS No. 157-1 amends SFAS 157 to exclude SFAS No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. FSP SFAS No. 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, or in fiscal 2009 for us, and interim periods within those fiscal years for items within the scope of this FSP. In October 2008, the FASB issued FSP FAS 157-3 which clarifies the application of SFAS 157 in an inactive market by providing an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for the financial asset is inactive. Effective January 1, 2008, the guidelines of SFAS 157 were applied in recording our investments at their fair market value, which is further discussed in Note 4. The adoption of SFAS 157 did not have a material impact on our consolidated financial condition, results of operations or cash flows.

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual commitments as of December 31, 2008 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$2,557,248	$6,000	$2,001,248	$550,000	$—
Interest payments (1)	294,803	109,156	171,897	13,750	—
Operating leases	1,463,828	57,206	113,475	110,442	1,182,705
Capital leases	1,246	453	715	78	—
Employment agreements	2,974	1,655	1,319	—	—

	$4,320,099	$174,470	$2,288,654	$674,270	$1,182,705

(1)	Represents interest payments based on the CMBS Certificates with a weighted average coupon fixed interest rate of 5.9% and 6.0%, the Convertible Senior Notes interest rate of 0.375% and 1.875%, the senior revolving credit facility interest rates ranging from 2.47% to 3.44% and the Optasite credit facility interest rate of 2.85%

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair value associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of December 31, 2008:

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(in thousands)
Long-term debt:
Fixed rate CMBS Certificates (1)	$—	$398,800	$1,090,747	$—	$—	$—	$1,489,547	$1,173,842
0.375% Convertible Senior Notes	$—	$138,149	$—	$—	$—	$—	$138,149	$112,481
1.875% Convertible Senior Notes	$—	$—	$—	$—	$550,000	$—	$550,000	$314,890
Senior Secured Revolving Credit Facility	$—	$230,552	$—	$—	$—	$—	$230,552	$205,876
Optasite Senior Credit Facility	$6,000	$143,000	$—	$—	$—	$—	$149,000	$135,729

(1)	The anticipated repayment date is November 2010 for the Initial CMBS Certificates and November 2011 for the Additional CMBS Certificates.

Our current primary market risk exposure is interest rate risk relating to (1) the impact of interest rate movements on our ability to refinance the CMBS Certificates on their expected repayment dates or at maturity at market rates, (2) our ability to meet financial covenants and (3) the interest rate associated with our floating rate loans that are outstanding under the senior secured revolving credit facility and the Optasite Credit Facility. We manage the interest rate risk on our outstanding debt through our use of fixed rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

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

•	our intent to grow our tower portfolio only modestly in 2009, primarily through new tower builds;

•	our intent to build 80 to 100 new towers in 2009 and our intent to have at least one signed tenant lease on each new tower on the day it is completed;

•

our intent to limit our acquisition strategy to stock acquisitions that will be accretive to our shareholders, and to resume acquisitions for cash when we see sufficient improvement in the credit markets;

•	our expectations regarding the amount of future cash capital expenditures, both discretionary and non-discretionary, including expenditures required to maintain, improve and modify our towers;

•

our belief that our towers have significant capacity to accommodate additional tenants, that our tower operations are highly scalable and that we can add tenants to our towers at minimal incremental costs;

•	our belief regarding our position to capture additional site leasing business in our markets and identify and participate in site development projects across our markets;

•

our expectations regarding our cash capital expenditures in 2009 for maintenance and augmentation and for new tower builds and ground lease purchases and our ability to fund such cash capital expenditures;

•

actions we may pursue to manage our leverage position and ensure continued compliance with our financial covenants including the amount, consideration or price that we may pay in connection with any debt repurchases;

•	our estimates regarding our liquidity, our sources of liquidity and our ability to fund operations, and refinance or repay our obligations as they become due;

•

our estimates regarding our annual debt service in 2009 and thereafter, and our belief that our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months;

•	our expectations regarding the impact of our convertible note hedge transactions, and the termination of such transactions, with Lehman Derivatives;

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

•	the ability of our clients to access sufficient capital or their willingness to expend capital to fund network expansion or enhancements;

•	our ability to continue to comply with covenants and the terms of our credit instruments;

•	our ability to successfully refinance our indebtedness ahead of their maturity dates or anticipated repayment dates, on favorable terms, or at all;

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

•	our ability to build 80-100 new towers in 2009;

•	our ability to secure and deliver anticipated services business at contemplated margins;

•	our ability to successfully and timely address zoning issues, permitting and other issues that arise in connection with the building of new towers;

•	our ability to realize economies of scale from our tower portfolio;

•	the business climate for the wireless communications industry in general and the wireless communications infrastructure providers in particular;

•	the state of the credit markets and capital markets, including the level of volatility, illiquidity and interest rates that may affect our ability to pursue actions to manage our leverage position;

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry; and

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

Adjusted EBITDA

We define Adjusted EBITDA as net loss excluding the impact of net interest expenses (including amortization of deferred financing fees), provision for taxes, depreciation, accretion and amortization, asset impairment and other charges, non-cash compensation, loss from write-off of deferred financing fees and extinguishment of debt, other income and expenses (including in 2008 the $13.3 million other-than-temporary impairment charge on our auction rate securities), non-recurring acquisition related integration costs associated with the Optasite and Light Tower acquisitions, non-cash leasing revenue and non-cash ground lease expense. In addition, Adjusted EBITDA excludes acquisition related costs which are currently capitalized but, commencing January 1, 2009, is required to be expensed and included within operating expenses pursuant to the adoption of SFAS 141(R). We have included this non-GAAP financial measure because we believe this item is an indicator of the performance of our core operations and reflects the changes in our operating results. Adjusted EBITDA is not intended to be an alternative measure of operating income or gross profit margin as determined in accordance with GAAP.

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

The reconciliation of Adjusted EBITDA is as follows:

	For the year ended December 31,
	2008	2007	2006
	(in thousands)
Net loss	$(46,763)	$(77,879)	$(133,448)
Interest income	(6,883)	(10,182)	(3,814)
Interest expense	116,336	101,032	99,712
Depreciation, accretion and amortization	211,445	169,232	133,088
Asset impairment and other (credit) charges	921	—	(357)
Provision for income taxes (1)	2,371	1,993	1,375
(Gain) loss from extinguishment of debt and write-off of deferred financing fees	(31,623)	431	57,233
Non-cash compensation	7,207	6,612	5,410
Non-cash leasing revenue	(7,810)	(8,870)	(6,575)
Non-cash ground lease expense	10,387	11,248	7,569
Other expense (income)	13,478	15,777	(692)
Acquisition integration costs	120	5	2,313

Adjusted EBITDA	$269,186	$209,399	$161,814

(1)	Includes $1,334, $1,125, and $858 of franchise taxes reflected on the Statement of Operations in selling, general and administrative expenses for the year ended 2008, 2007 and 2006, respectively.

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

	Site leasing segment
	For the year ended December 31,
	2008	2007	2006
	(in thousands)
Segment revenue	$395,541	$321,818	$256,170
Segment cost of revenues (excluding depreciation, accretion and amortization)	(96,175)	(88,006)	(70,663)

Segment operating profit	$299,366	$233,812	$185,507

	Site development consulting segment
	For the year ended December 31,
	2008	2007	2006
	(in thousands)
Segment revenue	$18,754	$24,349	$16,660
Segment cost of revenues (excluding depreciation, accretion and amortization)	(15,212)	(19,295)	(14,082)

Segment operating profit	$3,542	$5,054	$2,578

	Site development construction segment
	For the year ended December 31,
	2008	2007	2006
	(in thousands)
Segment revenue	$60,659	$62,034	$78,272
Segment cost of revenues (excluding depreciation, accretion and amortization)	(56,778)	(56,052)	(71,841)

Segment operating profit	$3,881	$5,982	$6,431

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are on pages F-1 through F-50.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting -Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of SBA; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of SBA are being made only in accordance with authorizations of management and directors of SBA; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SBA's assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of SBA’s internal control over financial reporting as of December 31, 2008 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that SBA’s internal control over financial reporting was effective as of December 31, 2008 based on the criteria in Internal Control-Integrated Framework issued by COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on SBA’s internal control over financial reporting.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of SBA Communications Corporation and Subsidiaries

We have audited SBA Communications Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SBA Communications Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SBA Communications Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of SBA Communications Corporation and Subsidiaries and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

West Palm Beach, Florida

February 26, 2009

ITEM 9B.	OTHER INFORMATION

On January 15, 2009, we entered into indemnification agreements with our directors and certain officers that provide for the indemnification of our directors and certain officers, to the fullest extent permitted by the Florida Business Corporation Act, our articles of incorporation and our bylaws, against expenses incurred by such persons in connection with their service as (i) our director or officer, (ii) in any capacity with respect to any of our employee benefit plans, or (iii) as a director, partner, trustee, officer, employee or agent of any other entity at our request. In addition, the agreements provide for our obligation to advance expenses, under certain circumstances, and provide for additional procedural protections.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is located on our internet web site at www.sbasite.com under “Investor Relations-Corporate Governance – Other Documents.”

The remaining items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed on or before April 30, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed on or before April 30, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed on or before April 30, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed on or before April 30, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed on or before April 30, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this Annual Report on Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

Exhibit No.	Description of Exhibits
3.4	Fourth Amended and Restated Articles of Incorporation of SBA Communications Corporation. (1)

3.5	Amended and Revised By-Laws of SBA Communications Corporation. (1)

4.6	Rights Agreement, dated as of January 11, 2002, between SBA Communications Corporation and the Rights Agent. (4)

4.6A	First Amendment to Rights Agreement, dated as of March 17, 2006, between SBA Communications Corporation and Computershare Trust Company, N.A (8)

4.11	Indenture, dated March 26, 2007, between SBA Communications Corporation and U.S. Bank National Association. (10)

4.12	Form of 0.375% Convertible Senior Notes due 2010 (included in Exhibit 4.11). (10)

4.13	Indenture, dated May 16, 2008, between SBA Communications Corporation and U.S. Bank National Association. (16)

4.14	Form of 1.875% Convertible Senior Notes due 2013 (included in Exhibit 4.13). (16)

5.1	Opinion of Holland & Knight LLP regarding validity of common stock.*

10.1	SBA Communications Corporation Registration Rights Agreement dated as of March 5, 1997, among the Company, Steven E. Bernstein, Ronald G. Bizick, II and Robert Grobstein. (2)

10.23	1996 Stock Option Plan. (1)+

10.24	1999 Equity Participation Plan. (1)+

10.25	1999 Employee Stock Purchase Plan. (1)+

10.27	Incentive Stock Option Agreement, dated as of September 5, 2000, between SBA Communications Corporation and Thomas P. Hunt. (3)+

10.28	Restricted Stock Agreement, dated as of September 5, 2000, between SBA Communications Corporation and Thomas P. Hunt. (3)+

10.33	2001 Equity Participation Plan as Amended and Restated on May 16, 2002. (5)+

10.35C	Amended and Restated Employment Agreement, made and entered into as of January 1, 2008, between SBA Communications Corporation and Jeffrey A. Stoops. (14) +

10.35D	Amendment No. 1 to Amended and Restated Employment Agreement made and entered into as of September 18, 2008, between SBA Communications Corporation and Jeffrey A. Stoops. (18) +

10.49	Amended and Restated Loan and Security Agreement, dated as of November 18, 2005, by and between SBA Properties, Inc. and the Additional Borrower or Borrowers that may become a party thereto and SBA CMBS 1 Depositor LLC. (6)

10.50	Management Agreement, dated as of November 18, 2005, by and among SBA Properties, Inc., SBA Network Management, Inc. and SBA Senior Finance, Inc. (6)

10.51	Stock Purchase Agreement, dated March 17, 2006, by and among AAT Holdings, LLC II, AAT Communications Corp., AAT Acquisition LLC and SBA Communications Corporation. (7)

10.57A	Amended and Restated Employment Agreement, made and entered into as of January 1, 2008, between SBA Communications Corporation and Kurt L. Bagwell. (14) +

10.58A	Amended and Restated Employment Agreement, made and entered into as of January 1, 2008, between SBA Communications Corporation and Thomas P. Hunt. (14) +

10.59A	Amended and Restated Employment Agreement, made and entered into as of January 1, 2008, between SBA Communications Corporation and Anthony J. Macaione. (14) +

10.60	Joinder and Amendment to Management Agreement, dated November 6, 2006, by and among SBA Properties, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc., SBA Sites, Inc., SBA Towers USVI, Inc., and SBA Structures, Inc., and SBA Network Management, Inc., and SBA Senior Finance, Inc. (9)

10.61	Second Loan and Security Agreement Supplement and Amendment, dated as of November 6, 2006, by and among SBA Properties, Inc., and SBA Towers, Inc., SBA Puerto Rico, Inc., SBA Sites, Inc., SBA Towers USVI, Inc., and SBA Structures, Inc. and Midland Loan Services, Inc., as Servicer on behalf of LaSalle Bank National Association, as Trustee. (9)

10.63	Registration Rights Agreement, dated March 26, 2007 by and among SBA Communications Corporation and Lehman Brothers Inc., Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. as representatives of the several initial purchasers. (10)

10.64

Form of Convertible Bond Hedge Transaction Agreement entered into by SBA Communications Corporation with Citibank, N.A. and Deutsche Bank AG, London Branch. (11)

Bond Hedge Transaction Agreement entered into by SBA Communications Corporation with Citibank, N.A. and Deutsche Bank AG, London Branch

10.65	Form of Issuer Warrant Transaction Letter Agreement entered into by SBA Communications Corporation with Citibank, N.A. and Deutsche Bank AG, London Branch. (11)

10.66	$285,000,000 Credit Agreement, dated as of January 18, 2008, among SBA Senior Finance, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties to the credit agreement (the “Lenders”),Wachovia Bank, National Association and Lehman Commercial Paper Inc., as co-syndication agents, Citicorp North America, Inc. and JPMorgan Chase Bank, N.A. as co-documentation agents, and Toronto Dominion (Texas) LLC, as administrative agent. (12)

10.66A	First Amendment, dated as of July 18, 2008, to the Credit Agreement, dated as of January 18, 2008, among SBA Senior Finance, Inc., as Borrower, the Several Lenders from time to time parties thereto, Toronto Dominion (Texas) LLC, As Administrative Agent and the other agents parties thereto. (18)

10.67	Guarantee and Collateral Agreement, dated as of January 18, 2008, by SBA Communications Corporation, SBA Telecommunications, Inc., SBA Senior Finance, Inc. and certain of its subsidiaries in favor of Toronto Dominion (Texas) LLC, as administrative agent. (12)

10.68	New Lender Supplement, effective March 6, 2008, entered into between SBA Senior Finance, Inc. and The Royal Bank of Scotland Group plc and accepted by Toronto Dominion (Texas) LLC, as Administrative Agent, and The Toronto-Dominion Bank, as Issuing Lender. (13)

10.69	Purchase Agreement, dated May 12, 2008, among SBA Communications Corporation and Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and Lehman Brothers Inc., as representatives of the several initial purchasers listed on Schedule I of the Purchase Agreement. (15)

10.70	Registration Rights Agreement, dated May 16, 2008, among SBA Communications Corporation and Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and Lehman Brothers Inc., as representatives of the several initial purchasers listed on Schedule 1 of the Purchase Agreement. (16)

10.71	Form of Convertible Bond Hedge Transaction Agreement entered into by SBA Communications Corporation with each of Lehman Brothers OTC Derivatives Inc., Citibank, N.A., Deutsche Bank AG London Branch, and Wachovia Capital Markets, LLC and Wachovia Bank, National Association. (17)

10.72	Form of Issuer Warrant Transaction Letter Agreement entered into by SBA Communications Corporation with each of Lehman Brothers OTC Derivatives Inc., Citibank, N.A., Deutsche Bank AG London Branch, and Wachovia Capital Markets, LLC and Wachovia Bank, National Association. (17)

10.73	Second Amended and Restated Credit Agreement, made and entered into as of July 18, 2008, among Optasite Towers LLC as borrower, the lenders from time to time party thereto, and Morgan Stanley Asset Funding Inc. as administrative agent and collateral agent. (18)

10.74	Resignation Agreement, made and entered into as of August 26, 2008, between SBA Communications Corporation and Anthony J. Macaione. (18) +

10.75	SBA Communications Corporation 2008 Employee Stock Purchase Plan. (19)

10.76	Form of Indemnification Agreement dated January 15, 2009 between SBA Communications Corporation and its directors and certain officers. *

21	Subsidiaries.*

23.1	Consent of Ernst & Young LLP.*

31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

+	Management contract or compensatory plan or arrangement.
*	Filed herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1/A, previously filed by the Registrant (Registration No. 333-76547).
(2)	Incorporated by reference to the Registration Statement on Form S-4, previously filed by the Registrant (Registration No. 333-50219).
(3)	Incorporated by reference to the Form 10-K for the year ended December 31, 2000, previously filed by the Registrant.
(4)	Incorporated by reference to the Form 8-K dated January 11, 2002, previously filed by the Registrant.
(5)	Incorporated by reference to the Schedule 14A Preliminary Proxy Statement dated May 16, 2002, previously filed by the Registrant.
(6)	Incorporated by reference to the Form 10-K for the year ended December 31, 2005, previously filed by the Registrant.
(7)	Incorporated by reference to the Form 8-K dated March 20, 2006, previously filed by the Registrant.
(8)	Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2006, previously filed by the Registrant.
(9)	Incorporated by reference to the Form 10-K for the year ended December 31, 2006, previously filed by the Registrant.
(10)	Incorporated by reference to the Form 8-K dated March 26, 2007, previously filed by the Registrant.
(11)	Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2007, previously filed by the Registrant.
(12)	Incorporated by reference to the Form 8-K dated January 24, 2008, previously filed by the Registrant.
(13)	Incorporated by reference to the Form 8-K dated March 7, 2008, previously filed by the Registrant.
(14)	Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2008, previously filed by the Registrant.
(15)	Incorporated by reference to the Form 8-K dated May 16, 2008, previously filed by the Registrant.
(16)	Incorporated by reference to the Form 8-K dated May 22, 2008, previously filed by the Registrant.
(17)	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2008, previously filed by the Registrant.
(18)	Incorporated by reference to the Form 10-Q for the quarter ended September 30, 2008, previously filed by the Registrant.
(19)	Incorporated by reference to the Form S-8 dated November 12, 2008, previously filed by the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

By:	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer and President

Date:	February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven E. Bernstein	Chairman of the Board of Directors	February 27, 2009
Steven E. Bernstein

/s/ Jeffrey A. Stoops	Chief Executive Officer and President	February 27, 2009
Jeffrey A. Stoops	(Principal Executive Officer)

/s/ Brendan T. Cavanagh	Chief Financial Officer	February 27, 2009
Brendan T. Cavanagh	(Principal Financial Officer)

/s/ Brian D. Lazarus	Chief Accounting Officer	February 27, 2009
Brian D. Lazarus	(Principal Accounting Officer)

/s/ Brian C. Carr	Director	February 27, 2009
Brian C. Carr

/s/ Duncan H. Cocroft	Director	February 27, 2009
Duncan H. Cocroft

/s/ Philip L. Hawkins	Director	February 27, 2009
Philip L. Hawkins

/s/ Jack Langer	Director	February 27, 2009
Jack Langer

/s/ Steven E. Nielsen	Director	February 27, 2009
Steven E. Nielsen

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of SBA Communications Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SBA Communications Corporation and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SBA Communications Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

West Palm Beach, Florida

February 26, 2009

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$78,856	$70,272
Short-term investments	162	55,142
Restricted cash	38,599	37,601
Accounts receivable, net of allowance of $852 and $1,186 in 2008 and 2007, respectively	16,351	20,183
Costs and estimated earnings in excess of billings on uncompleted contracts	10,658	21,453
Prepaid and other current assets	9,689	8,561

Total current assets	154,315	213,212
Property and equipment, net	1,502,672	1,191,969
Intangible assets, net	1,425,132	868,999
Deferred financing fees, net	33,384	33,578
Other assets	96,005	76,565

Total assets	$3,211,508	$2,384,323

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,000	$—
Accounts payable	8,963	11,357
Accrued expenses	21,529	20,964
Deferred revenue	45,306	37,557
Interest payable	5,946	3,499
Billings in excess of costs and estimated earnings on uncompleted contracts	359	1,195
Other current liabilities	2,491	1,598

Total current liabilities	90,594	76,170

Long-term liabilities:
Long-term debt	2,548,660	1,905,000
Other long-term liabilities	80,495	65,762

Total long-term liabilities	2,629,155	1,970,762

Commitments and contingencies

Shareholders’ equity:
Preferred stock - par value $.01, 30,000 shares authorized, none issued or outstanding	—	—
Common stock - Class A, par value $.01, 200,000 shares authorized, 117,525 and 108,380 shares issued and outstanding at December 31, 2008 and 2007, respectively	1,175	1,084
Additional paid-in capital	1,893,168	1,571,894
Accumulated deficit	(1,401,035)	(1,234,307)
Accumulated other comprehensive loss, net	(1,549)	(1,280)

Total shareholders’ equity	491,759	337,391

Total liabilities and shareholders’ equity	$3,211,508	$2,384,323

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the year ended December 31,
	2008	2007	2006
Revenues:
Site leasing	$395,541	$321,818	$256,170
Site development	79,413	86,383	94,932

Total revenues	474,954	408,201	351,102

Operating expenses:

Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	96,175	88,006	70,663
Cost of site development	71,990	75,347	85,923
Selling, general and administrative	48,841	45,569	42,277
Asset impairments and other (credits) charges	921	—	(357)
Depreciation, accretion and amortization	211,445	169,232	133,088

Total operating expenses	429,372	378,154	331,594

Operating income	45,582	30,047	19,508

Other income (expense):
Interest income	6,883	10,182	3,814
Interest expense	(104,253)	(92,498)	(81,283)
Non-cash interest expense	(412)	—	(6,845)
Amortization of deferred financing fees	(11,671)	(8,534)	(11,584)
Gain (loss) from extinguishment of debt and write-off of deferred financing fees	31,623	(431)	(57,233)
Other	(13,478)	(15,777)	692

Total other expense	(91,308)	(107,058)	(152,439)

Loss before provision for income taxes	(45,726)	(77,011)	(132,931)
Provision for income taxes	(1,037)	(868)	(517)

Net loss	$(46,763)	$(77,879)	$(133,448)

Basic and diluted loss per common share amounts:
Net loss per common share	$(0.43)	$(0.74)	$(1.36)

Basic and diluted weighted average number of common shares	109,882	104,743	98,193

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in thousands)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Loss
	Shares	Amount
BALANCE, December 31, 2005	85,615	$856	$990,181	$(924,066)	$14,460	$81,431
Cumulative effect of adoption of SAB 108	—	—	8,444	(7,710)	—	734
Net loss	—	—	—	(133,448)	—	(133,448)	$(133,448)
Change in unfunded projected benefit obligation	—	—	—	—	80	80	80
Amortization of deferred gain/loss from settlement of derivative financial instrument, net	—	—	—	—	(2,370)	(2,370)	(2,370)
Deferred loss from settlement of derivative financial instrument	—	—	—	—	(12,836)	(12,836)	(12,836)

Total comprehensive loss							$(148,574)

Common stock issued in connection with acquisitions and earn-outs	18,829	189	434,960	—	—	435,149
Non-cash compensation	—	—	6,690	—	—	6,690
Common stock issued in connection with stock purchase/option plans	1,228	12	10,479	—	—	10,491

BALANCE, December 31, 2006	105,672	1,057	1,450,754	(1,065,224)	(666)	385,921
Net loss	—	—	—	(77,879)	—	(77,879)	$(77,879)
Change in unfunded projected benefit obligation	—	—	—	—	(49)	(49)	(49)
Amortization of deferred gain/loss from settlement of derivative financial instruments, net	—	—	—	—	(565)	(565)	(565)

Total comprehensive loss							$(78,493)

Common stock issued in connection with acquisitions and earn-outs	4,707	47	155,499	—	—	155,546
Non-cash compensation	—	—	7,842	—	—	7,842
Common stock issued in connection with stock purchase/option plans	1,236	12	7,738	—	—	7,750
Purchase of convertible note hedges	—	—	(77,200)	—	—	(77,200)
Proceeds from issuance of common stock warrants	—	—	27,261	—	—	27,261
Repurchase and retirement of common stock	(3,235)	(32)	—	(91,204)	—	(91,236)

BALANCE, December 31, 2007	108,380	1,084	1,571,894	(1,234,307)	(1,280)	337,391
Net loss	—	—	—	(46,763)	—	(46,763)	$(46,763)
Change in unfunded projected benefit obligation	—	—	—	—	(31)	(31)	(31)
Amortization of deferred gain/loss from settlement of derivative financial instruments, net	—	—	—	—	(557)	(557)	(557)
Write-off of deferred gain/loss from derivative instruments related to repurchase of debt	—	—	—	—	319	319	319

Total comprehensive loss							$(47,032)

Common stock issued in connection with acquisitions and earn-outs	8,514	85	295,546	—	—	295,631
Non-cash compensation	—	—	7,415	—	—	7,415
Common stock issued in connection with stock purchase/option plans	696	7	6,496	—	—	6,503
Purchase of convertible note hedges	—	—	(137,698)	—	—	(137,698)
Proceeds from issuance of common
stock warrants	—	—	56,183	—	—	56,183
Common stock issued in connection with early conversion of convertible debt	3,408	34	93,332	—	—	93,366
Repurchase and retirement of common stock	(3,473)	(35)	—	(119,965)	—	(120,000)

BALANCE, December 31, 2008	117,525	$1,175	$1,893,168	$(1,401,035)	$(1,549)	$491,759

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,763)	$(77,879)	$(133,448)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization	211,445	169,232	133,088
Accretion of discount on Optasite credit facility	412	—	—
Deferred tax provision	159	201	47
Asset impairment and other (credits) charges	921	—	(357)
Gain on the termination of derivative instruments	(519)	—	—
Write-down of investments	13,256	15,558	—
Disposition of assets	341	397	(244)
Non-cash compensation expense	7,207	6,612	5,410
(Credit) provision for doubtful accounts	(81)	150	100
Amortization of deferred financing fees and non-cash interest expense	11,671	8,534	18,429
(Gain) loss from extinguishment of debt and write-off of deferred financing fees	(31,623)	431	57,233
Amortization of deferred gain/loss on derivative financial instruments, net	(557)	(565)	(2,370)
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	14,408	(1,183)	3,301
Prepaid and other assets	(10,906)	(18,319)	(12,060)
Accounts payable and accrued expenses	(6,189)	3,645	(8,392)
Other liabilities	10,514	16,120	12,993

Net cash provided by operating activities	173,696	122,934	73,730

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(208,251)	—
Sales and maturities of short-term investments	41,044	137,551	19,900
Capital expenditures	(36,166)	(27,771)	(28,969)
Acquisitions and related earn-outs, net of cash acquired	(584,498)	(201,466)	(81,089)
Payment for purchase of AAT Communications, net of cash acquired	—	—	(645,148)
Proceeds from disposition of fixed assets	51	131	265
Payment of restricted cash relating to tower removal obligations	(980)	(2,078)	(3,312)

Net cash used in investing activities	(580,549)	(301,884)	(738,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of fees paid	536,815	341,452	—
Repurchase and retirement of common stock	(120,000)	(91,236)	—
Payments on extinguishment of convertible debt	(147,839)	—	—
Borrowings under revolving credit facility	465,552	—	(89)
Repayment of revolving credit facility	(235,000)	—	—
Repayment of Optasite credit facility	(1,000)	—	—
Proceeds from issuance of common stock warrants	56,183	27,261	—
Purchase of convertible note hedges	(137,698)	(77,200)	—
Payment related to termination of derivative instruments	(3,890)
Proceeds from employee stock purchase/stock option plans	6,503	7,750	10,491
Net increase in restricted cash relating to CMBS Certificates	(928)	(4,564)	(5,260)
Initial funding of restricted cash relating to CMBS Certificates	—	—	(7,494)
Payment relating to settlement of swap	—	—	(14,503)
Proceeds from CMBS Certificates, net of fees paid	(480)	(389)	1,126,235
Payment of deferred financing fees relating to revolving credit facility	(2,781)	—	—
Proceeds from bridge financing, net of fees paid	—	—	1,088,734
Repayment of bridge financing	—	—	(1,100,000)
Repurchase of 9 3/4% senior discount notes	—	—	(251,826)
Repurchase of 8 1/2% senior notes	—	—	(181,451)

Net cash provided by financing activities	415,437	203,074	664,837

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,584	24,124	214
CASH AND CASH EQUIVALENTS:
Beginning of period	70,272	46,148	45,934

End of period	$78,856	$70,272	$46,148

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2008	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$103,085	$93,868	$82,215

Income taxes	$359	$860	$1,158

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Assets acquired through capital leases	$781	$960	$—

Class A common stock issued relating to acquisitions and earnouts	$295,631	$155,546	$435,857

Fair Value of debt assumed through acquisition	$147,000	$—	$—

Stock issued in connection with early extinguishment of debt	$93,366	$—	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

SBA Communications Corporation (the “Company” or “SBA”) was incorporated in the State of Florida in March 1997. The Company is a holding company that holds all of the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”). Telecommunications is a holding company that holds all of the capital stock of SBA Infrastructure Holdings I, Inc. (“Infrastructure” formerly known as Optasite) and SBA Senior Finance, Inc. (“SBA Senior Finance”). SBA Senior Finance is a holding company that holds, directly and indirectly, the equity interest in certain subsidiaries that issued the Commercial Mortgage Pass Through Certificates, Series 2005-1 (the “Initial CMBS Certificates”) and the Commercial Mortgage Pass Through Certificates, Series 2006-1 (the “Additional CMBS Certificates”) (collectively, the “CMBS Certificates”) and certain subsidiaries that were not involved in the issuance of the CMBS Certificates. With respect to the subsidiaries involved in the issuance of the CMBS Certificates, SBA Senior Finance is the sole member of SBA CMBS-1 Holdings LLC and SBA CMBS-1 Depositor LLC. SBA CMBS-1 Holdings is the sole member of SBA CMBS-1 Guarantor LLC. SBA CMBS-1 Guarantor LLC holds all of the capital stock of SBA Properties, Inc. (“SBA Properties”), SBA Towers, Inc. (“SBA Towers”), SBA Puerto Rico, Inc. (“SBA Puerto Rico”), SBA Sites, Inc. (“SBA Sites”), SBA Towers USVI, Inc. (“SBA Towers USVI”), and SBA Structures, Inc. (“SBA Structures”) (collectively known as the “Borrowers”). With respect to the subsidiaries not involved in the issuance of the CMBS Certificates, SBA Senior Finance holds all of the membership interests of SBA Senior Finance II LLC (“SBA Senior Finance II”) and certain non-operational subsidiaries. SBA Senior Finance II holds, directly and indirectly, all the capital stock and/or membership interests of certain other tower companies (“Other Tower Companies”) (collectively with the Borrowers known as “Tower Companies”). SBA Senior Finance II also holds, directly or indirectly, all the capital stock and/or membership interests of certain other subsidiaries involved in providing services, including SBA Network Services, Inc. (“Network Services”). SBA Senior Finance II also holds all the capital stock of SBA Network Management, Inc. (“Network Management”) which manages and administers the operations of the Borrowers.

The table below outlines the legal structure of the Company at December 31, 2008:

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Tower Companies own and operate wireless communications towers in 47 of the 48 contiguous United States, Puerto Rico and the U.S. Virgin Islands. Space on these towers is leased primarily to wireless service providers. As of December 31, 2008, the Company owns 7,854 tower sites.

Network Services provides comprehensive turnkey services for the telecommunications industry in the areas of site development services for wireless carriers and the construction and repair of transmission towers. Site development consulting services include (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and antennas; (4) support in buying or leasing of the location; and (5) assistance in obtaining zoning approvals and permits. Site construction services of the Company’s site development business provides a number of services, including, but not limited to the following: (1) tower and related site construction; (2) antenna installation; and (3) radio equipment installation, commissioning and maintenance.

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

b. Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The significant estimates made by management relate to the allowance for doubtful accounts, the costs and revenue relating to the Company’s construction contracts, stock-based compensation, valuation allowance related to deferred tax assets, fair value of long-lived assets, the useful lives of towers and intangible assets, anticipated property tax assessments, fair value of investments and asset retirement obligations. Management develops estimates based on historical experience and on various assumptions about the future that are believed to be reasonable based on the information available. These estimates ultimately may differ from actual results and such differences could be material.

c. Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks, money market funds, commercial paper and other marketable securities with an original maturity of three months or less at the time of purchase. These investments are carried at cost, which approximates fair value.

d. Investments

Investment securities with original maturities of more than three months but less than one year at time of purchase are considered short-term investments. Investment securities with maturities of more than a year are considered long-term investments. Long-term investments at December 31, 2008 consist of auction rate securities which the Company believes that it will not be able to liquidate within the next twelve months due to insufficient demand in the marketplace and as such are classified in other assets on the accompanying Consolidated Balance Sheets at fair value (See Note 4). Fair value is determined in accordance with the framework established by Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements” which uses quoted market prices for those securities when available. When quoted market prices are not available, the Company has

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated fair value based upon the best available market information at the Balance Sheet date. Temporary unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income (loss). Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary. The Company follows the guidance in Financial Accounting Standards Board Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” when determining whether impairment is other than temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (1) the length of time a security is in an unrealized loss position, (2) the extent to which fair value is less than cost, (3) the financial condition and near term prospects of the issuer and (4) the Company’s ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

e. Restricted Cash

The Company classifies all cash pledged as collateral to secure certain obligations and all cash whose use is limited as restricted cash. This includes cash held in escrow to fund certain reserve accounts relating to the CMBS Certificates, for payment and performance bonds, and surety bonds issued for the benefit of the Company in the ordinary course of business.

In connection with the issuance of the CMBS Certificates (as defined in Note 12), the Company is required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan agreement governing the CMBS Certificates. This restricted cash amount is used to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and service expenses, and to reserve a portion of advance rents from tenants. Pursuant to the terms of the mortgage loan agreement, all rents and other sums due on the towers that secure the CMBS Certificates are directly deposited into a controlled deposit account by the lessees and are held by the indenture trustee. The restricted cash held by the indenture trustee in excess of required reserve balances is subsequently released to the Borrowers (as defined in Note 12) on or before the 15 th calendar day following month end providing that the Company is in compliance with its debt service coverage ratio and that no Event of Default has occurred. All monies held by the indenture trustee after the release date are classified as restricted cash in current assets on the Company’s Consolidated Balance Sheets.

f. Property and Equipment

Property and equipment are recorded at cost or at estimated fair value (in case of acquired properties), adjusted for asset impairment and estimated asset retirement obligations. Costs associated with the acquisition, development and construction of towers are capitalized as a cost of the towers. Costs for self-constructed towers include direct materials and labor, indirect costs and capitalized interest. Approximately $0.2 million of interest cost was capitalized in both 2008 and 2007, respectively.

Depreciation on towers and related components is provided using the straight-line method over the estimated useful lives, not to exceed the minimum lease term of the underlying ground lease. The Company defines the minimum lease term as the shorter of the period from lease inception through the end of the term of all tenant lease obligations in existence at ground lease inception, including renewal periods, or the ground lease term, including renewal periods. If no tenant lease obligation exists at the date of ground lease inception, the initial term of the ground lease is considered the minimum lease term. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the minimum lease term of the lease. All rental obligations due to be paid out over the minimum lease term, including fixed escalations, are straight-lined evenly over the minimum lease term. For all other property and equipment, depreciation is provided using the straight-line method over the estimated useful lives.

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

Asset classes and related estimated useful lives are as follows:

Towers and related components	3 - 15 years
Furniture, equipment and vehicles	2 - 7 years
Buildings and improvements	5 -10 years

Betterments, improvements and extraordinary repairs, which increase the value or extend the life of an asset, are capitalized and depreciated over the remaining estimated useful life of the respective asset. Changes in an asset’s estimated useful life are accounted for prospectively, with the book value of the asset at the time of the change being depreciated over the revised remaining useful life. There has been no material impact for changes in estimated useful lives for any years presented.

g. Deferred Financing Fees

Financing fees related to the issuance of debt have been deferred and are being amortized using the effective interest rate method over the expected length of related indebtedness.

h. Deferred Lease Costs

The Company defers certain initial direct costs associated with the origination of tenant leases and lease amendments and amortizes these costs over the initial lease term, generally five years, or over the lease term remaining if related to a lease amendment. Such deferred costs were approximately $3.8 million, $3.6 million, and $2.8 million in 2008, 2007, and 2006, respectively. Amortization expense was $2.7 million, $2.5 million, and $2.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in cost of site leasing on the accompanying Consolidated Statements of Operations. As of December 31, 2008 and 2007, unamortized deferred lease costs were $7.6 million and $6.6 million, respectively, and are included in other assets on the accompanying Consolidated Balance Sheets.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records an impairment charge when the Company believes an investment in towers or the intangible assets has been impaired, such that future undiscounted cash flows would not recover the then current carrying value of the investment in the tower site and related intangible. Estimates and assumptions inherent in the impairment evaluation include, but are not limited to, general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. In addition, the Company makes certain assumptions in determining an asset’s fair value for the purpose of calculating the amount of an impairment charge. The Company recorded an impairment charge of $0.9 million for the twelve months ended December 31, 2008 (See Note 16).

k. Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, which primarily includes cash and cash equivalents, short-term investments, restricted cash, accounts receivable, and accounts payable, approximates fair value due to the short maturity of those instruments. Long-term investments consist of auction rate securities that the Company believes it will not be able to liquidate within the next twelve months. Due to insufficient demand in the marketplace for auction rate securities, the Company relies in part on the report of a third party valuation firm to value the auction rate securities. Refer to Note 4 for a further discussion of fair value of the auction rate securities investment.

The following table reflects fair values as determined by quoted market prices and carrying values of the Company’s debt instruments:

	At December 31, 2008		At December 31, 2007
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(in millions)
0.375% Convertible Senior Notes	$112.5	$138.1	$393.3	$350.0
1.875% Convertible Senior Notes	$314.5	$550.0	$—	$—
Additional CMBS Certificates	$839.0	$1,090.7	$1,115.4	$1,150.0
Initial CMBS Certificates	$334.8	$398.8	$404.5	$405.0
Senior Secured Revolving Credit Facility	$205.9	$230.6	$—	$—
Optasite Credit Facility	$135.7	$146.4	$—	$—

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cost of site leasing revenue includes ground lease rent, property taxes, maintenance (exclusive of employee related costs) and other tower operating expenses. Liabilities recorded related to the straight lining of ground leases are reflected in other long-term liabilities on the Consolidated Balance Sheets. Cost of site development revenue includes the cost of materials, salaries and labor costs, including payroll taxes, subcontract labor, vehicle expense and other costs directly and indirectly related to the projects. All costs related to site development projects are recognized as incurred.

The Company performs periodic credit evaluations of its customers. The Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience, specific customer collection issues identified and past due balances as determined based on contractual terms. Interest is charged on outstanding receivables from customers on a case by case basis in accordance with the terms of the respective contracts or agreements with those customers. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts in the period in which uncollectability is determined to be probable.

The following is a rollforward of the allowance for doubtful accounts for the years ended December 31, 2008, 2007, and 2006:

	For the year ended December 31,
	2008	2007	2006
	(in thousands)
Beginning balance	$1,186	$1,316	$1,136
Allowance recorded relating to Acquisition of AAT	—	(280)	1,000
(Credits) provision for doubtful accounts	(81)	150	100
Write-offs, net of recoveries	(253)	—	(920)

Ending balance	$852	$1,186	$1,316

m. Income Taxes

The Company had taxable losses during the years ended December 31, 2008 and 2007, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN No. 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). The interpretation does not relate to non income tax positions accounted for under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Any cumulative effect of applying the provisions of FIN No. 48 was required to be reported as an adjustment to the opening balance of

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

retained earnings on January 1, 2007. Upon adopting the provisions of FIN No. 48 beginning in the first quarter of 2007, the Company determined that no such adjustment to its opening balance was required. During 2007 and 2008, the Company did not identify any exposures under FIN No. 48 that required an adjustment. In the future, to the extent that the Company records unrecognized tax exposures in accordance with FIN No. 48, any related interest and penalties will be recognized as interest expenses in the Company’s Consolidated Statement of Operations.

n. Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R “Share-Based Payments” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). The Company accounts for stock issued to non-employees in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

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

On November 10, 2005, FASB issued FASB Staff Position FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS 123R.

o. Asset Retirement Obligations

In accordance with SFAS 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), the Company recognizes asset retirement obligations in the period in which they are incurred, if a reasonable estimate of a fair value can be made, and accretes such liability through the obligation’s estimated settlement date. The associated asset retirement costs are capitalized as part of the carrying amount of the related tower fixed assets, and over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the estimated useful life of the tower.

The Company has entered into ground leases for the land underlying the majority of the Company’s towers. A majority of these leases require the Company to restore leaseholds to their original condition upon termination of the ground lease. SFAS 143 requires that the net present value of future restoration obligations be recorded as a liability as of the date the legal obligation arises and this amount be capitalized to the related operating asset. The asset retirement obligation at December 31, 2008 and December 31, 2007 was $4.2 million and $2.9 million, respectively, and is included in other long-term liabilities on the Consolidated Balance Sheets.

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

The following summarizes the activity of the asset retirement obligation liability:

	For the year ended December 31,
	2008	2007
	(in thousands)
Asset retirement obligation at January 1	$2,869	$2,632
Fair value of liability recorded for the Optasite, Light Tower and Tower Co acquisitions	723	—
Additional liabilities accrued	348	147
Accretion expense	316	164
Revision in estimates	(58)	(74)

Ending balance	$4,198	$2,869

p. Loss Per Share

Basic and diluted loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. The Company has potential common stock equivalents related to its outstanding stock options and Convertible Notes. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive in calculating the full year earnings per share. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computations are the same for all periods presented in the Consolidated Statements of Operations.

q. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net income (loss) and “other comprehensive income (loss).” Comprehensive loss is presented in the Consolidated Statements of Shareholders’ Equity.

3. CURRENT ACCOUNTING PRONOUNCEMENTS

In September 2008, FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 supercedes EITF Issue No. 01-6, “The Meaning of Indexed to a Company’s Own Stock” and addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Management does not expect it to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In June 2008, FASB issued EITF Issue 08-4, “Transition Guidance for Conforming Changes to EITF Issue No. 98-5” (“EITF 08-4”). The objective of EITF No. 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. EITF 08-4 did not have any impact on the Company’s consolidated financial condition, results of operations or cash flows.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” SFAS 162 is directed to the entity rather than the auditor. The statement became effective on November 15, 2008 and did not have any impact on the Company’s consolidated financial condition, results of operations or cash flows.

In May 2008, FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).” FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (including partial cash settlement) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. Upon adoption, FSP APB 14-1 requires companies to retrospectively apply the requirements of the pronouncements to all periods presented. The Company’s 0.375% Convertible Senior Notes due 2010 and 1.875% Convertible Senior Notes due 2013 will be subject to FSP APB 14-1. Consequently, the Company is currently evaluating the impact of FSP APB 14-1 on its consolidated balance sheets and statements of operations beginning in the first quarter of fiscal 2009 and prior period. The Company will be required to reduce the carrying value of its convertible debt and accrete the reduced carrying value back to its full principal balance over the term of the Notes. The Company will record this accretion as non-cash interest expense related to its outstanding convertible debt instruments on the Company’s consolidated statement of operations.

In April 2008, FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the impact the adoption of FSP FAS 142-3 will have on the Company’s consolidated financial condition, results of operations or cash flows.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and hedging activities and expands the disclosure requirements of SFAS No. 133. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) which requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141 “Business Combinations,” some of which could have a material impact on how the Company accounts for business combinations. These changes include, among other things, expensing acquisition costs as incurred as a component of operating expense. The Company presently capitalizes these acquisition costs as part of the purchase price and then amortizes these costs using the straight line method over the life of the associated acquired assets. SFAS 141(R) also requires additional disclosure of information surrounding a business

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of a business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of SFAS 141(R) will have on the Company’s consolidated financial condition, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”) which requires entities to report non-controlling (minority) interest in subsidiaries as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at their fair values. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 became effective for the Company on January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In September 2006, FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, FASB issued FSP SFAS No. 157-1 and FSP SFAS No. 157-2. FSP SFAS No. 157-1 amends SFAS 157 to exclude SFAS No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. FSP SFAS No. 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, or in fiscal 2009 for the Company, and interim periods within those fiscal years for items within the scope of this FSP. In October 2008, the FASB issued FSP FAS 157-3 which clarifies the application of SFAS 157 in an inactive market by providing an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for the financial asset is inactive. Effective January 1, 2008, the guidelines of SFAS 157 were applied in recording the Company’s investments at their fair market value, which is further discussed in Note 4. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

4. INVESTMENTS

Auction rate securities are debt instruments with long-term scheduled maturities that have interest rates that are typically reset at pre-determined intervals, usually every 7, 28, 35 or 90 days, at which time the securities would historically be purchased or sold, creating a liquid market. Historically, an active secondary market existed for such investments and the rate reset for each instrument was an opportunity to roll over the holdings or obtain immediate liquidity by selling the securities at par. However, in the third quarter of 2008, due to insufficient demand in the marketplace driven by the state of the credit markets, the Company no longer believed it would be able to liquidate the remaining auction rate securities within a twelve month period and thus reclassified the auction rate securities to long-term investments. As of December 31, 2008, the Company held investments in three securities with a par value of $29.8 million and a fair value of $1.0 million which are included in other assets on the Company’s Consolidated Balance Sheet.

These securities were issued by trusts which held investments in investment-grade commercial paper. Two of these trusts were a party to put agreements with Ambac Assurance Corporation (“Ambac”), and the third trust was

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a party to a put agreement with Financial Guaranty Insurance Company (“FGIC”). These put agreements provided Ambac or FGIC, respectively, the right to compel the trust to purchase either Ambac or FGIC preferred stock by liquidating the investments held by the trust.

In October 2008, FGIC exercised their put right (associated with $9.8 million of par value auction rate securities held by the Company) resulting in the issuing trust purchasing and holding FGIC Series C Perpetual Preferred Stock (“FGIC Preferred Stock”). If FGIC fails to pay dividends on the FGIC Preferred Stock, the trust must liquidate and dissolve, and 98 shares of FGIC Preferred Stock must be distributed to the Company. On November 19, 2008, the Company was notified by the trustee that FGIC does not have sufficient funds legally available to make dividend payments on the FGIC Preferred Stock. As such, the Company expects the trust to be liquidated and dissolved, and expects shares of FGIC Preferred Stock to be distributed to the Company. As of December 31, 2008 the trust had not been liquidated.

In December 2008, Ambac exercised its put rights (associated with $20.0 million of par value auction rate securities held by the Company) resulting in the issuing trusts purchasing Ambac Auction Market Preferred Shares (“Ambac Preferred Stock”). In January 2009, pursuant to the exercise of the put right, the Ambac Preferred Stock was issued to the trust, which then distributed the shares of Ambac Preferred Stock to the security holders and liquidated. The Company received 800 shares of Ambac Preferred Stock.

The Company held auction rate securities with a par value of $70.7 million as of December 31, 2007. Gross purchases and sales of these investments are presented within “Cash flows from investing activities” on the Company’s Consolidated Statements of Cash Flows. As of December 31, 2007, the Company classified the auction rate securities as short-term based on its intent to continue to liquidate these investments within a twelve month period.

SFAS 157 establishes a framework for measuring fair value and establishes a fair value hierarchy based on the inputs used to measure fair value. Traditionally, the fair value of auction rate securities approximated par value due to the frequent resets through the auction rate process. However, as a result of insufficient demand in the marketplace, the auction rate process has resulted in numerous “failed auctions” over the past twelve months and the Company, like other holders of auction rate securities, has not been able to liquidate the three remaining auction rate securities held in the Company’s portfolio. Consequently, the Company has estimated the fair value of these auction rate securities based on values provided by a third party valuation firm utilizing a Level 3 valuation methodology. SFAS 157 defines Level 3 valuations as those which rely on unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. Management validated the assumptions used in the valuation including the ultimate time horizon over which dividends are anticipated to be paid on the preferred stock, the coupon rate for these securities, and the appropriate discount margins. The Company continues to monitor market and other conditions in assessing whether further changes in the fair value of these securities are warranted. Due to the lack of a market for Ambac Preferred Stock and FGIC Preferred Stock, the established fair value of these securities is a matter of judgment. These estimated fair values could change based on future market conditions and as such, the Company may be required to record additional unrealized losses for impairment if the Company determines there are further declines in their fair value.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s auction rate securities measured at fair value:

Auction Rate Securities
(in thousands)
Beginning balance, December 31, 2007	$55,142
Sales	(40,900)
Other-than-temporary impairment charge	(13,256)

Ending balance, December 31, 2008	$986

The Company recorded $13.3 million and $15.6 million of other–than–temporary impairment charges in other income (expense) on its Consolidated Statements of Operations for the years ended December 31, 2008 and 2007, respectively. The Company determined the other-than-temporary impairment charges based on a variety of factors, including the significant decline in fair value indicated for the individual investments, the adverse market conditions impacting auction rate securities and the exercise of the put rights that resulted in the Company indirectly owning shares of FGIC Preferred Stock and directly owning shares of Ambac Preferred Stock.

5. RESTRICTED CASH

Restricted cash consists of the following:

	As of December 31, 2008	As of December 31, 2007	Included on Balance Sheet
	(in thousands)
CMBS Certificates	$36,182	$35,254	Restricted cash - current asset
Payment and performance bonds	2,417	2,347	Restricted cash - current asset
Surety bonds and workers compensation	16,660	15,873	Other assets - noncurrent

Total restricted cash	$55,259	$53,474

In connection with the issuance of the CMBS Certificates (as defined in Note 12), the Company is required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan agreement governing the CMBS Certificates. This restricted cash amount is used to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, and trustee and servicing expenses, and to reserve a portion of advance rents from tenants. Pursuant to the terms of the mortgage loan agreement, all rents and other sums due on the towers that secure the CMBS Certificates are directly deposited into a controlled deposit account by the lessees and are held by the indenture trustee. The restricted cash held by the indenture trustee in excess of required reserve balances is subsequently released to the Borrowers (as defined in Note 12) on or before the 15th calendar day following month end provided that the Company is in compliance with its debt service coverage ratio and that no Event of Default has occurred. All monies held by the indenture trustee after the release date are classified as restricted cash on the Company’s Consolidated Balance Sheets.

Payment and performance bonds relate primarily to collateral requirements relating to tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. In addition, at December 31, 2008 and 2007, the Company had pledged $2.0 million and $2.2 million, respectively, as collateral related to its workers compensation policy. These amounts are included in other assets on the Company’s Consolidated Balance Sheets.

As of December 31, 2008, the Company had $1.3 million in removal bonds for which it is not required to post collateral.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. ACQUISITIONS

On September 16, 2008, a wholly-owned subsidiary of the Company merged with Optasite Holding Company Inc. (“Optasite”) and Optasite became a wholly-owned subsidiary of the Company. As of the closing, Optasite owned 528 tower sites, located in 31 states, Puerto Rico and the U.S. Virgin Islands and had approximately 38 managed site locations. Pursuant to the terms of the merger agreement, the Company issued 7.25 million shares of SBA Class A common stock to the Optasite securityholders, assumed Optasite’s fully-drawn $150 million senior credit facility (see Note 12) and assumed approximately $26.9 million of additional liabilities. The aggregate consideration paid for Optasite was approximately $433.3 million. The results of operations of Optasite are included with those of the Company from the date of the acquisition.

On October 20, 2008, a wholly-owned subsidiary of the Company acquired Light Tower Wireless, LLC (“Light Tower”), the wireless infrastructure subsidiary of Light Tower LLC. Light Tower became a wholly-owned subsidiary of the Company. As of the closing, Light Tower owned 340 wireless communications towers, five managed sites and five distributed antenna system (“DAS”) networks. The aggregate purchase price paid for these towers and related assets was approximately $224.0 million which was paid in cash. The results of operations of Light Tower are included with those of the Company from the date of the acquisition.

In addition to the Optasite and Light Tower acquisitions, during 2008, the Company acquired 587 completed towers (including 423 towers from the TowerCo LLC acquisition) and related assets and liabilities from various sellers as well as the equity interest of six entities, whose holdings consisted of 114 towers and related assets and liabilities. The aggregate consideration paid for these towers and related assets was $479.6 million, consisting of $441.1 million in cash (excluding $9.2 million of working capital adjustments, due diligence and other acquisition related costs) and approximately 1.2 million shares of Class A common stock valued at $38.6 million (excluding $0.7 million of negative working capital adjustments). The Company accounted for all of the above tower acquisitions at fair market value at the date of each acquisition. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions. These acquisitions were not significant to the Company’s consolidated financial statements and accordingly, pro forma financial information has not been presented. Also, during 2008, the Company paid in cash $19.9 million for land and easement purchases in addition to $3.3 million spent for long-term lease extensions related to the land underneath the Company’s towers.

During 2007, the Company acquired 529 completed towers, related assets and liabilities from various sellers as well as the equity interest of three entities, whose assets consisted of approximately 83 towers and related assets and liabilities. The aggregate net consideration paid for these additional assets was $330.0 million, consisting of $166.3 million in cash (excluding $3.2 million of cash payments for working capital adjustments, and due diligence and other acquisition related costs) and approximately 4.7 million shares of Class A common stock valued at $163.7 million (excluding an offset of $8.2 million associated with negative working capital adjustments). The Company accounted for all of the above tower acquisitions at fair market value at the date of each acquisition. The results of operations of the acquired assets are included with those of the Company from the dates of their respective acquisitions. None of the individual acquisitions or aggregate acquisitions consummated was significant to the Company’s consolidated financials statements and accordingly, pro forma financial information has not been presented. Also, during 2007, the Company paid in cash $23.4 million for land and easement purchases in addition to $10.9 million spent for long-term lease extensions related to the land underneath the Company’s towers.

In accordance with the provisions of SFAS No. 141, Business Combinations, the Company continues to evaluate all acquisitions within one year after the applicable closing date of each transaction to determine whether

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met. These intangible assets represent the value associated with current leases in place (“Current Contract Intangibles”) at the acquisition date and future tenant leases anticipated to be added to the acquired towers (“Network Location Intangible”) and were calculated using the discounted values of the current or future expected cash flows. The intangible assets are estimated to have an economic useful life consistent with the economic useful life of the related tower assets, which is typically 15 years.

From time to time, the Company agrees to pay additional consideration for such acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the 1-3 years after they have been acquired. As of December 31, 2008, the Company had an obligation to pay up to an additional $9.4 million in consideration if the performance targets contained in various acquisition agreements are met. These obligations are associated with new build and tower acquisition programs within the Company’s site leasing segment. In certain acquisitions, the additional consideration may be paid in cash or shares of Class A common stock at the Company’s option. The Company records such obligations as additional consideration when it becomes probable that the targets will be met.

For the years ended December 31, 2008 and 2007, certain earnings targets associated with the acquired towers were achieved, and therefore, the Company paid in cash $3.5 million and $5.5 million, respectively. In addition, for the year ended December 31, 2008, the Company issued approximately 67,000 shares of Class A common stock in settlement of contingent price amounts payable as a result of acquired towers exceeding certain performance targets. During the year ended December 31, 2007, the Company did not issue any shares of Class A Common stock in settlement of contingent price amounts.

7. INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of December 31, 2008			As of December 31, 2007
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
	(in thousands)
Current Contract Intangibles	$1,022,022	$(103,837)	$918,185	$604,456	$(54,873)	$549,583
Network Location Intangibles	569,301	(62,354)	506,947	353,279	(33,863)	319,416

Intangible assets, net	$1,591,323	$(166,191)	$1,425,132	$957,735	$(88,736)	$868,999

All intangibles noted above are contained in the Company’s site leasing segment. The Company amortizes its intangibles using the straight line method over fifteen years. Amortization expense relating to the intangible assets above was $77.5 million, $54.3 million and $33.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the purchase price is finalized for each acquisition.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated amortization expense on the Company’s current contract and network location intangibles is as follows:

For the year ended December 31,	(in thousands)
2009	$106,088
2010	106,088
2011	106,088
2012	106,088
2013	106,088
Thereafter	894,692

Total	$1,425,132

8. PROPERTY AND EQUIPMENT, NET

Property and Equipment, net (including assets held under capital leases) consists of the following:

	As of December 31, 2008	As of December 31, 2007
	(in thousands)
Towers and related components	$2,136,179	$1,741,662
Construction-in-process	10,295	5,265
Furniture, equipment and vehicles	29,563	28,877
Land, buildings and improvements	102,898	64,925

	2,278,935	1,840,729
Less: accumulated depreciation	(776,263)	(648,760)

Property and equipment, net	$1,502,672	$1,191,969

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations.

Depreciation expense was $133.7 million, $114.8 million, and $99.0 million for the years ended December 31, 2008, 2007, and 2006, respectively. At December 31, 2008 and 2007, non-cash capital expenditures that are included in accounts payable and accrued expenses were $2.7 million and $4.3 million, respectively.

9. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of the following:

	As of December 31, 2008	As of December 31, 2007
	(in thousands)
Costs incurred on uncompleted contracts	$43,945	$115,823
Estimated earnings	13,486	23,175
Billings to date	(47,132)	(118,740)

	$10,299	$20,258

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	As of December 31, 2008	As of December 31, 2007
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$10,658	$21,453
Billings in excess of costs and estimated earnings on uncompleted contracts	(359)	(1,195)

	$10,299	$20,258

At December 31, 2008, five significant customers comprised 66.7% of the costs and estimated earnings in excess of billings, net of billings in excess of cost, while at December 31, 2007, one significant customer comprised 66.6% of the costs and estimated earnings in excess of billings, net of billings in excess of costs.

10. CONCENTRATION OF CREDIT RISK

The Company’s credit risks consist primarily of accounts receivable with national, regional and local wireless service providers and federal and state government agencies. The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts, as required, based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company generally does not require collateral. The following is a list of significant customers and the percentage of total revenue derived from such customers.

	Percentage of Total Revenue for the year ended December 31,
	2008	2007	2006
Sprint	23.2%	30.5%	27.6%
AT&T	21.3%	21.0%	21.4%
Verizon Wireless	11.2%	9.7%	9.7%

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s site leasing, site development consulting and site development construction segments derive revenue from these customers. Client percentages of total revenue in each of the segments are as follows:

	Percentage of Site Leasing Revenue for the year ended December 31,
	2008	2007	2006
AT&T	25.3%	25.6%	26.7%
Sprint	25.1%	26.5%	26.2%
Verizon Wireless	11.1%	10.0%	9.7%

	Percentage of Site Development Consulting Revenue for the year ended December 31,
	2008	2007	2006
Verizon Wireless	24.1%	17.4%	26.6%
Sprint	22.9%	59.7%	38.0%
Metro PCS	13.3%	3.9%	0.7%

	Percentage of Site Development Construction Revenue for the year ended December 31,
	2008	2007	2006
T-Mobile	15.8%	5.8%	4.6%
Metro PCS	11.9%	1.1%	0.2%
Sprint	10.8%	39.8%	30.0%

Five significant customers comprised 41.7% of total gross accounts receivable at December 31, 2008 compared to one significant customer which comprised 42.9% of total gross accounts receivable at December 31, 2007.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of December 31, 2008	As of December 31, 2007
	(in thousands)
Salaries and benefits	$3,956	$4,401
Real estate and property taxes	7,734	6,820
Other	9,839	9,743

	$21,529	$20,964

12. DEBT

Debt consists of the following:

	As of December 31, 2008	As of December 31, 2007
	(in thousands)
Commercial mortgage pass-through certificates, series 2005-1, secured, interest payable monthly in arrears, balloon payment of principal with an anticipated repayment date of November 9, 2010. Interest at fixed rates ranging from 5.369% to 6.706%.	$398,800	$405,000

Commercial mortgage pass-through certificates, series 2006-1, secured, interest payable monthly in arrears, balloon payment of principal with an anticipated repayment date of November 9, 2011. Interest at fixed rates ranging from 5.314% to 7.825%.	1,090,747	1,150,000

Convertible senior notes, unsecured, interest payable June 1 and December 1, aggregate principal amount with a maturity date of December 1, 2010. Interest at 0.375%.	138,149	350,000

Convertible senior notes, unsecured, interest payable May 1 and November 1, aggregate principal amount with a maturity date of May 1, 2013. Interest at 1.875%.	550,000	—

Senior secured revolving credit facility originated in January 2008. Interest at varying rates ranging from 2.47% to 3.44%.	230,552	—

Optasite credit facility with a maturity date of November 1, 2010 assumed through an acquisition in September 2008, net of $2.6 million discount. Interest at 2.85%.	146,412	—

Total debt	2,554,660	1,905,000
Less: current maturities of long-term debt	(6,000)	—

Total long-term debt, net of current maturities	$2,548,660	$1,905,000

The aggregate amount of long-term debt maturing in each of the next five years is $6.0 million in 2009, $910.5 million in 2010, $1,090.7 million in 2011, $0 in 2012 and $550.0 million in 2013.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Initial CMBS Certificates consist of five classes, all of which are rated investment grade with a principal balance and annual pass-through interest rate, as indicated in the table below:

Subclass	Annual Pass-through Interest Rate	Initial Subclass Principal Original Balance	Repurchases	Initial Subclass Principal Balance at 12/31/08
(in thousands)
2005-1A	5.369%	$238,580	$—	$238,580
2005-1B	5.565%	48,320	—	48,320
2005-1C	5.731%	48,320	—	48,320
2005-1D	6.219%	48,320	(6,200)	42,120
2005-1E	6.706%	21,460	—	21,460

Total		$405,000	$(6,200)	$398,800

The weighted average annual fixed coupon interest rate of the Initial CMBS Certificates as of December 31, 2008 is 5.6%, payable monthly, and the effective weighted average fixed interest rate is 4.8%, after giving effect to the settlement of two interest rate swap agreements entered into in contemplation of the transaction (see Note 13). The Initial CMBS Certificates have an anticipated repayment date in November 2010 with a final repayment date in 2035. The Company incurred deferred financing fees of $12.2 million associated with the closing of this transaction.

During the fourth quarter of 2008, the Company repurchased, for cash, $6.2 million in principal amount of Initial CMBS Certificates subclass 1D in privately negotiated transactions. In accordance with APB 26 “Early Extinguishment of Debt,” the Company recorded a $0.6 million gain on the early extinguishment of debt net, of the write-off of unamortized deferred financing fees in its Consolidated Statement of Operations.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subclass	Annual Pass-through Interest Rate	Additional Subclass Principal Original Balance	Repurchases	Additional Subclass Principal Balance at 12/31/08
(in thousands)
2006-1A	5.314%	$439,420	$—	$439,420
2006-1B	5.451%	106,680	—	106,680
2006-1C	5.559%	106,680	(5,000)	101,680
2006-1D	5.852%	106,680	(13,000)	93,680
2006-1E	6.174%	36,540	(7,000)	29,540
2006-1F	6.709%	81,000	(10,000)	71,000
2006-1G	6.904%	121,000	(11,272)	109,728
2006-1H	7.389%	81,000	(12,726)	68,274
2006-1J	7.825%	71,000	(255)	70,745

Total		$1,150,000	$(59,253)	$1,090,747

The weighted average annual fixed coupon interest rate of the Additional CMBS Certificates as of December 31, 2008 is 6.0%, payable monthly, and the effective weighted average fixed interest rate is 6.3% after giving effect to the settlement of the nine interest rate swap agreements entered into in contemplation of the transaction (see Note 13). The Additional CMBS Certificates have an anticipated repayment date in November 2011 with a final repayment date in 2036. The Company incurred deferred financing fees of $24.1 million associated with the closing of this transaction.

During the fourth quarter of 2008, the Company repurchased, for cash, $59.3 million in principal amount of Additional CMBS Certificates in privately negotiated transactions. In accordance with APB 26 “Early Extinguishment of Debt,” the Company recorded an $18.6 million gain on the early extinguishment of debt net of the write-off of unamortized deferred financing fees in its Consolidated Statement of Operations.

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

The mortgage loan is to be paid from the operating cash flows from the aggregate 4,969 towers owned by the Borrowers (the “CMBS Towers”). Subject to certain limited exceptions described below, no payments of principal will be required to be made in relation to the components of the mortgage loan corresponding to the Initial CMBS Certificates prior to the monthly payment date in November 2010, which is the anticipated repayment date for the components of the mortgage loan corresponding to the Initial CMBS Certificates, and no payments of principal will be required to be made in relation to the components of the mortgage loan corresponding to the Additional CMBS Certificates prior to the monthly payment date in November 2011, which is the anticipated repayment date for the components of the mortgage loan corresponding to the Additional CMBS Certificates.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Borrowers may prepay the mortgage loan in whole or in part at any time prior to November 2010 for the components of the mortgage loan corresponding to the Initial CMBS Certificates and November 2011 for the components of the mortgage loan corresponding to the Additional CMBS Certificates upon payment of the applicable prepayment consideration. The prepayment consideration is determined per class and consists of an amount equal to the excess, if any, of (1) the present value on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date that is nine months prior to the anticipated repayment date, assuming the entire unpaid principal amount of such class is required to be paid, over (2) that portion of the principal balance of such class prepaid on the date of such prepayment. If the prepayment occurs (i) within nine months of the anticipated repayment date, (ii) with proceeds received as a result of any condemnation or casualty of the Borrowers’ sites or (iii) during an amortization period, no prepayment consideration is due. The entire unpaid principal balance of the mortgage loan components corresponding to the Initial CMBS Certificates will be due in November 2035 and those corresponding to the Additional CMBS Certificates will be due in November 2036. However, to the extent that the full amount of the mortgage loan component corresponding to the Initial CMBS Certificates or the amount of the mortgage loan component corresponding to the Additional CMBS Certificates are not fully repaid by their respective anticipated repayment dates, the interest rate of each component would increase by the greater of (i) 5% or (ii) the amount, if any, by which the sum of (x) the ten-year U.S. treasury rate plus (y) the credit-based spread for such component (as set forth in the mortgage loan agreement) plus (z) 5%, exceeds the original interest rate for such component. In addition, if the 2005 CMBS Certificates are not fully repaid by November 2010, then excess cash flow (as defined below) will be trapped by the Trustee and applied first to repay the original cash coupons on the CMBS Certificates, to fund all reserve accounts, fund operating expenses associated with the towers, pay the management fees and then to repay principal of the 2005 and the 2006 CMBS Certificates in order of their investment grade (i.e. the 2005-1A and 2006-1A subclasses would have their respective principal repaid equally prior to repayment of the other subclasses of the CMBS Certificates). The mortgage loan may be defeased in whole at any time prior to the anticipated repayment date.

The mortgage loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the CMBS tower sites and their operating cash flows, (2) a security interest in substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under the management agreement they entered into with SBA Network Management, Inc. (“SBA Network Management”), relating to the management of the Borrowers’ tower sites by SBA Network Management pursuant to which SBA Network Management arranges for the payment of all operating expenses and the funding of all capital expenditures out of amounts on deposit in one or more operating accounts maintained on the Borrowers’ behalf, (4) the Borrowers’ rights under certain site management agreements, (5) the Borrowers’ rights under certain tenant leases, (6) the pledge by SBA CMBS-1 Guarantor LLC and SBA CMBS-1 Holdings, LLC of equity interests of the initial borrower and SBA CMBS-1 Guarantor LLC, (7) the various deposit accounts and collection accounts of the Borrowers and (8) all proceeds of the foregoing. For each calendar month, SBA Network Management is entitled to receive a management fee equal to 7.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

In connection with the issuance of the CMBS Certificates, the Company established a deposit account into which all rents and other sums due on the CMBS Towers are directly deposited by the lessees and are held by the indenture trustee. The funds in this deposit account are used to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan governing the CMBS Certificates to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and service expenses, and to reserve a portion of advance rents from tenants on the 4,969 tower sites. The monies held by the indenture trustee in excess of required reserve balances are subsequently released to the Borrowers on or before the 15th calendar day following month end. The monies held by the indenture trustee after the release date are classified as restricted cash on the Company’s Consolidated Balance Sheets (see Note 5). However, if the debt service coverage ratio, defined as the net cash flow (as defined in the Mortgage Loan Agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding twelve months, as of the end of any

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the debt service coverage ratio exceeds 1.15 times for a calendar quarter. As of December 31, 2008, we met the required debt service coverage ratio as defined by the mortgage loan agreement.

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

Upon conversion, the Company has the right to settle the conversion of each $1,000 principal amount of 0.375% Notes with any of the three following alternatives, at its option, delivery of (1) 29.7992 shares of the Company’s Class A common stock, (2) cash equal to the value of 29.7992 shares of the Company’s Class A common stock calculated at the market price per share of the Company’s Class A common stock at the time of conversion or (3) a combination of cash and shares of our Class A common stock.

The net proceeds from this offering were approximately $341.4 million after deducting discounts, commissions and expenses. A portion of the net proceeds from the sale of the 0.375% Notes was used to repurchase approximately 3.24 million shares of Class A common stock, valued at approximately $91.2 million based on the closing stock price of $28.20 on March 20, 2007. These repurchased shares were immediately retired by the Company. The repurchased shares were recorded as a reduction to Class A common stock for the par value of the Class A common stock as well as an increase to accumulated deficit on the Company’s Consolidated Balance Sheet.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Separately and concurrently with entering into the convertible note hedge transactions, the Company entered into warrant transactions whereby the Company sold warrants to each of the hedge counterparties to acquire 10,429,720 shares of Class A common stock at an initial exercise price of $55.00 per share. The aggregate proceeds from the issuance of the warrants were $27.3 million. The proceeds for the issuance of the warrants were recorded as an increase to additional paid-in capital on the Company’s Consolidated Balance Sheet.

During the fourth quarter of 2008, the Company consummated privately negotiated exchanges of stock for outstanding 0.375% Notes in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. Pursuant to these exchanges, the Company issued 3,407,914 shares of the Company’s Class A common stock in exchange for $73.8 million in principal amount of 0.375% Notes. In accordance with SFAS No. 84, “Induced Conversion of Convertible Debt” the Company recorded a loss on the early extinguishment of debt of $19.5 million and an adjustment of $93.4 million to additional paid-in capital related to these transactions. In addition, the Company also repurchased in privately negotiated transactions $138.1 million in principal amount of 0.375% Notes for $102.5 million in cash. In accordance with APB 26 “Early Extinguishment of Debt,” the Company recorded a gain on the early extinguishment of debt of $35.6 million related to these transactions. The notes acquired represent 60.5% of the original $350 million principal amount of 0.375% Notes issued. The company has written off unamortized deferred financing fees of $3.0 million in its Consolidated Statement of Operations.

1.875% Convertible Senior Notes due 2013

On May 16, 2008, the Company issued $550.0 million of its 1.875% Convertible Senior Notes (the “1.875% Notes”). Interest is payable semi-annually on May 1 and November 1, beginning November 1, 2008. The 1.875% Notes have a maturity date of May 1, 2013. The Company incurred deferred financing fees of $12.9 million with the issuance of the 1.875% Notes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

One of the convertible note hedge transactions entered into in connection with the 1.875% Notes was with Lehman Brothers OTC Derivatives Inc. (“Lehman Derivatives”). The convertible note hedge transaction with Lehman Derivatives covers 55% of the 13,265,780 shares of Company Class A common stock potentially issuable upon conversion of the 1.875% Notes. In October 2008, Lehman Derivatives filed a motion for protection under Chapter 11 of the United States Bankruptcy Code. The filing by Lehman Derivatives of a voluntary Chapter 11 bankruptcy petition constituted an “event of default” under the convertible note hedge transaction with Lehman Derivatives. As a result, on November 7, 2008 the Company terminated the convertible note hedge transaction with Lehman Derivatives. Based on information available to the Company, there is no indication, as of the date of filing this Form 10-K, that any party other than Lehman Derivatives would be unable to fulfill their obligations under the convertible note hedge transactions.

The net cost of the convertible note hedge transaction with Lehman Derivatives was recorded as an adjustment to additional paid in capital and therefore the “event of default” did not have any impact on the Company’s financial position or results of operations. However, the Company could incur significant costs to replace this hedge transaction if it elects to do so. If the Company does not elect to replace the convertible note hedge transaction, then the Company would be subject to potential dilution or additional cost (depending on if the note is settled with shares or cash) upon conversion of the 1.875% Notes, if on the date of conversion the per share market price of the Company’s Class A common stock exceeded the conversion price of $41.46.

Senior Revolving Credit Facility

On December 21, 2005, SBA Senior Finance II LLC, a subsidiary of the Company, closed on a senior revolving credit facility in the amount of $160.0 million. Amounts borrowed under this facility were secured by a first lien on substantially all of SBA Senior Finance II’s assets and were guaranteed by the Company and certain of its other subsidiaries. This facility replaced the prior facility which was assigned and became the mortgage loan underlying the Initial CMBS Certificates issuance. The Company incurred deferred financing fees of $1.2 million associated with the closing of this transaction.

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

Senior Secured Revolving Credit Facility

On January 18, 2008, SBA Senior Finance, Inc. (“SBASF”), an indirect wholly-owned subsidiary of the Company, entered into a $285.0 million senior secured revolving credit facility with several banks and other financial institutions or entities from time to time parties to the credit agreement (the “Lenders”): Wachovia Bank, National Association, Lehman Commercial Paper Inc. (“LCPI”), Citicorp North America, Inc., JPMorgan Chase Bank, N.A., Deutsche Bank Securities, Inc. and Toronto Dominion (Texas) LLC (the “Senior Credit Agreement”). On March 5, 2008, SBASF entered into a new lender supplement with The Royal Bank of Scotland Group in connection with the senior secured revolving credit facility, which increased the aggregate commitment of the lenders to $335.0 million. In September 2008, the Company made a drawing request under the senior secured credit facility and LCPI, who was a lender under the senior secured revolving credit facility, did not fund its share of such request. As a result of such failure to fund, SBA delivered a letter to LCPI declaring that LCPI was in default of its obligations under the senior secured revolving credit facility agreement. In October 2008, LCPI filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code. LCPI, a subsidiary of Lehman Brothers Holding Inc. had committed $50.0 million of the original aggregate of $335.0 million in commitments under the senior secured revolving credit facility. As a result, the aggregate commitment of the senior secured revolving credit facility is currently $285.0 million. No lender within the facility is committed to fund more than $50.0 million.

The senior secured revolving credit facility may be borrowed, repaid and redrawn, subject to compliance with the financial and other covenants in the Senior Credit Agreement. Amounts borrowed under the facility accrue interest at the Eurodollar rate plus a margin that ranges from 150 basis points to 300 basis points or at a Base Rate (as defined in the Senior Credit Agreement) plus a margin that ranges from 50 basis points to 200 basis points, in each case based on the Consolidated Total Debt to Annualized Borrower EBITDA ratio (as defined in the Senior Credit Agreement and discussed below). A 0.5% per annum fee is charged on the amount of unused commitment. The facility will terminate and SBASF will repay all amounts outstanding on the earlier of (i) the third anniversary of January 18, 2008 and (ii) the date which is three months prior to the (x) final maturity date of the 0.375% Notes (or any instrument that refinances the 0.375% Notes) or (y) the anticipated repayment date (November 9, 2010) of the Initial CMBS Certificates (or any other refinancing of these instruments). At the termination date, each lender under the facility may, in its sole discretion and upon the request of SBASF, extend the maturity date of the facility for one additional year. The proceeds available under the facility may only be used for the construction or acquisition of towers and for ground lease buyouts. The Company incurred deferred financing fees of $2.8 million associated with the closing of this transaction. As a result of the bankruptcy filing of LCPI, the Company has written off unamortized deferred financing fees of $0.4 million in its Consolidated Statement of Operations.

The Senior Credit Agreement requires SBASF and SBA Communications to maintain specific financial ratios, including, at the SBASF level, a Consolidated Total Debt to Annualized Borrower EBITDA ratio (as defined in the Senior Credit Agreement) that does not exceed 6.9x for any fiscal quarter and an Annualized Borrower EBITDA to Annualized Cash Interest Expense ratio (as defined in the Senior Credit Agreement) of not less than 2.0x for any fiscal quarter. In addition, the Company’s ratio of Consolidated Total Net Debt to

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Adjusted EBITDA (as defined in the Senior Credit Agreement) for any fiscal quarter cannot exceed 9.9x. The Senior Credit Agreement also contains customary affirmative and negative covenants that, among other things, limit SBASF’s ability to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions or merge or consolidate, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. As of December 31, 2008, SBASF was in full compliance with the terms of the senior secured revolving credit facility.

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

On July 18, 2008, SBASF entered into the First Amendment to the Senior Credit Agreement to effect the terms of the Agreement and Plan of Merger among the Company, Optasite and the other parties thereto, which was effective upon the acquisition of Optasite. The First Amendment deletes from the definition of Annualized Borrower EBITDA, any EBITDA generated by Optasite and its subsidiaries to the extent that such entities are not guarantors under the Guarantee and Collateral Agreement, and, to the extent not permitted under the Optasite Credit Facility, (i) excludes Optasite and its subsidiaries from an obligation to become guarantors under the Guarantee and Collateral Agreement and (ii) permits the Company to not pledge any stock or rights that it owns in Optasite or any of its subsidiaries as collateral under the Guarantee and Collateral Agreement.

During 2008, SBASF borrowed $465.6 million and repaid $235.0 million under this facility, which is presented within “Cash flows from financing activities” on the Company’s Consolidated Statements of Cash Flows. The Company used or designated such proceeds for construction and acquisition of towers (including those acquired from TowerCo LLC and Light Tower Wireless) and for ground lease buyouts. As of December 31, 2008, the Company had $230.6 million outstanding under this facility and had approximately $0.1 million of letters of credit posted against the availability of the facility outstanding. The weighted average effective interest rate for amounts borrowed under the senior secured revolving credit facility for the year ended December 31, 2008 was 4.3%. As of December 31, 2008, availability under the senior secured revolving credit facility was approximately $54.4 million.

Optasite Credit Facility

On September 16, 2008, in connection with the acquisition of Optasite, the Company assumed Optasite’s fully drawn $150 million senior credit facility (the “Optasite Credit Facility”) ”) pursuant to a credit agreement by and among Optasite Towers LLC, (a subsidiary of Optasite) as borrower (“Optasite Towers”), Morgan Stanley Asset Funding Inc. (“Morgan Stanley”), as administrative agent and collateral agent, and the lenders (the “Lenders”) from time to time party thereto (the “Optasite Credit Facility Agreement”). The Optasite Credit

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Facility is secured by all of the property and interest in property of Optasite Towers. The Company recorded the Optasite Credit Facility at its fair value of $147.0 million on the date of acquisition. Interest on the Optasite Credit Facility accrues at the one month Eurodollar Rate plus 165 basis points and interest payments are due monthly. Commencing November 1, 2008, the Company began paying an amount equal to the monthly percentage share of the aggregate outstanding principal amount of the Optasite Credit Facility based on a twenty-five year amortization and the facility cannot be re-drawn. The Optasite Credit Facility matures on November 1, 2010, when the remaining principal will be due in full. Principal outstanding under the Optasite Credit Facility may be partially prepaid at the option of Optasite Towers, and must be prepaid, in certain circumstances, from the proceeds of new indebtedness, asset sales or insurance claims.

The Optasite Credit Facility Agreement requires Optasite Towers to maintain specific financial ratios, including that Optasite Towers’ consolidated debt to Aggregate Tower Cash Flow (as defined in the Optasite Credit Facility Agreement) be less than 7.0x, that its Debt Service Coverage Ratio (as defined in the Optasite Credit Facility Agreement) be more than 1.5x, and that the aggregate amount of Annualized Rents generated from Tenant Leases in respect of rooftop towers does not exceed 5% of Aggregate Annualized Rent. The Optasite Credit Facility Agreement also contains customary affirmative and negative covenants that, among other things, limit Optasite Tower’s ability to incur additional indebtedness, grant certain liens, assume certain guarantee obligations, enter into certain mergers or consolidations, including a sale of all or substantially all of its assets, or engage in certain asset dispositions. As of December 31, 2008, the Company was in full compliance with the terms of the Optasite Credit Facility.

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

As of December 31, 2008, the outstanding balance under the Optasite Credit Facility was $149.0 million and the accreted carrying value was $146.4 million. The interest rate for amounts borrowed under the Optasite Credit Facility as of December 31, 2008 was 2.9%.

13. DERIVATIVE FINANCIAL INSTRUMENTS

Optasite Derivative Instruments

The Company acquired various derivative instruments as part of the Optasite acquisition on September 16, 2008 which were valued at $4.4 million. The derivative instruments did not qualify for hedge accounting. The Company terminated the majority of the derivative instruments on October 3, 2008 for $3.9 million. For the year ended December 31, 2008, the Company recognized a net gain of $0.5 million on these derivatives, which is included in interest expense on the Company’s Consolidated Statement of Operations.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional CMBS Certificate Swaps

At various dates during 2006, in anticipation of the Additional CMBS Transaction (see Note 12), an indirect wholly-owned subsidiary of the Company entered into nine forward-starting interest rate swap agreements (the “Additional CMBS Certificate Swaps”), with an aggregate notional principal amount of $1.0 billion, to hedge the variability of future interest rates in anticipation of the issuance of debt, which the Company originally expected to be issued on or before December 21, 2007. Under the Additional CMBS Certificate Swaps, the subsidiary had agreed to pay a fixed interest rate ranging from 5.019% to 5.47% on the total notional amount of $1.0 billion, beginning on the originally expected debt issuance dates for a period of five years, in exchange for receiving floating payments based on the three month LIBOR on the same $1.0 billion notional amount for the same five year period.

On October 30, 2006, an indirect subsidiary of the Company entered into a purchase agreement with JP Morgan Securities, Inc., Lehman Brothers Inc. and Deutsche Bank Securities Inc. regarding the purchase and sale of $1.15 billion of commercial mortgage pass-through certificates issued by the Trust, a trust established by the Depositor. In connection with this agreement, the Company terminated the Additional CMBS Certificate Swaps, resulting in a $14.5 million settlement payment by the Company which was recorded in the Statements of Cash Flows as a financing activity. The Company determined a portion of the swaps to be ineffective, and as a result, the Company recorded $1.7 million as interest expense on the Consolidated Statements of Operations during 2006. The additional deferred loss of $12.8 million of the Additional CMBS Certificate Swaps was recorded in accumulated other comprehensive loss, net of applicable income taxes on the Company’s Consolidated Balance Sheets as it was determined to be an effective cash flow hedge. The deferred loss is being amortized utilizing the effective interest method over the anticipated five year life of the Additional CMBS Certificates and increases the effective interest rate on these certificates by 0.3% over the weighted average fixed interest rate of 6.0%. The unamortized value of the net deferred loss is recorded in accumulated other comprehensive loss, net on the Company’s Consolidated Balance Sheets. For 2008, 2007 and 2006, amortization of $2.4 million, $2.3 million, and $0.3 million, respectively, was recorded as interest expense.

Initial CMBS Certificates Swaps

On June 22, 2005, in anticipation of the Initial CMBS Transaction (see Note 12), an indirect wholly-owned subsidiary of the Company entered into two forward-starting interest rate swap agreements (the “Initial CMBS Certificate Swaps”), each with a notional principal amount of $200.0 million to hedge the variability of future interest rates on the Initial CMBS Transaction. Under the swap agreements, the subsidiary agreed to pay the counterparties a fixed interest rate of 4.199% on the total notional amount of $400.0 million, beginning on December 22, 2005 through December 22, 2010 in exchange for receiving floating payments based on the three-month LIBOR on the same notional amount for the same five-year period.

On November 4, 2005, an indirect subsidiary of the Company entered into a purchase agreement with Lehman Brothers Inc. and Deutsche Bank Securities Inc. regarding the purchase and sale of $405.0 million of commercial mortgage pass-through certificates issued by the Trust, a trust established by the Depositor. In connection with this agreement, the Company terminated the Initial CMBS Certificate Swaps, resulting in a $14.8 million settlement payment to the Company which was recorded in the Statements of Cash Flows as a financing activity. The Company determined the Initial CMBS Certificate Swaps to be effective cash flow hedges and recorded the deferred gain of the Initial CMBS Certificate Swaps in accumulated other comprehensive loss, net of applicable income taxes on the Company’s Consolidated Balance Sheets. The deferred gain is being amortized utilizing the effective interest method over the anticipated five year life of the Initial CMBS Certificates and reduces the effective interest rate on the Certificates by 0.8%. For 2008, 2007 and 2006, the Company recorded as an offset to interest expense amortization of $3.0 million, $2.8 million and $2.7 million, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SHAREHOLDERS’ EQUITY

a. Common Stock

The Company has potential common stock equivalents related to its outstanding stock options and Convertible Senior Notes (see Note 12). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive for the years ended December 31, 2008, 2007 and 2006. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for the years presented.

In May 2008, the Company repurchased and retired approximately 3.47 million shares, valued at approximately $120.0 million based on the closing stock price of $34.55 on May 12, 2008, in connection with the issuance of the 1.875% Notes (See Note 12).

On March 19, 2007, the Board of Directors authorized the repurchase of up to 6.0 million shares of Class A common stock from time to time until December 31, 2007. In March 2007, the Company repurchased and retired approximately 3.24 million shares valued at approximately $91.2 million based on the closing price of $28.20 on March 20, 2007, in connection with the issuance of the 0.375% Notes (see Note 12).

b. Registration of Additional Shares

The Company filed shelf registration statements on Form S-4 with the Securities and Exchange Commission registering 4.0 million, 4.0 million, 5.0 million and 3.0 million of its Class A common stock in 2007, 2006, 2001 and 2000, respectively. These shares may be issued in connection with acquisitions of wireless communication towers or companies that provide related services. During the years ended December 31, 2008, 2007 and 2006, the Company issued approximately 1.3 million shares, 4.7 million shares and 1.8 million shares, respectively, of its Class A common stock pursuant to these registration statements in connection with acquisitions. At December 31, 2008, approximately 2.6 million shares remain available for issuance under the shelf registration statement dated November 16, 2007.

On November 12, 2008, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 0.5 million shares of its Class A common stock issuable under the 2008 Employee Stock Purchase Plan.

On November 27, 2006, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering an additional 2.5 million shares of its Class A common stock issuable under the 2001 Equity Participation Plan.

On April 14, 2006, the Company filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables the Company to issue shares of its Class A common stock, shares of preferred stock, which may be represented by depositary shares, unsecured senior, senior subordinated or subordinated debt securities, and warrants to purchase any of these securities. Under the rules governing the automatic shelf registration statements, the Company will file a prospectus supplement and advise the Commission of the amount and type of securities each time the Company issues securities under this registration statement. During the year ended December 31, 2008, the Company did not issue any securities under this shelf registration statement.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 17, 2007, the Company filed with the Commission an automatic shelf registration statement on Form S-3 registering the resale by selling securityholders of our 0.375% Notes and shares of our Class A Common Stock which are issuable upon conversion of the 0.375% Notes. The 0.375% Notes were originally issued in a private placement on March 26, 2007.

c. Other Common Stock Transactions

During 2008, in connection with the Optasite acquisition, the Company issued 7.25 million shares of its Class A common stock.

During 2006, in connection with the AAT Acquisition, the Company issued 17.1 million shares of its Class A common stock.

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

15. STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and employee stock purchases under employee stock purchase plans. SFAS No. 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123R. The Company accounts for stock issued to non-employees in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” In accordance with EITF 96-18, the stock options granted to non-employees are valued using the Black-Scholes option-pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options to non-employees is the vesting date. Expense related to the options granted to non-employees is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.

In September 2006, pursuant to Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company corrected a cumulative error in its accounting for equity-based compensation by recording a non-cash cumulative effect adjustment of $8.4 million to additional paid-in capital with an offsetting amount of $7.7 million to accumulated deficit within shareholders’ equity as well as adjustments to property and equipment in the amount of $0.4 million and intangible assets of $0.3 million in its consolidated balance sheet as of December 31, 2006. The capitalized amounts relate to acquisition related costs.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

From time to time, restricted shares of Class A common stock or options to purchase Class A common stock have been granted under the Company’s equity participation plans at prices below market value at the time of grant. The Company did not have any non-cash compensation expense during the years ended December 31, 2008 and 2007, respectively, relating to the issuance of these shares or options. The Company recorded approximately $0.4 million of non-cash compensation expense during the year ended December 31, 2006, relating to the issuance of these shares or options.

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

	For the year ended December 31,
	2008	2007	2006
Risk free interest rate	2.10% - 2.97%	4.60% - 5.12%	4.20% - 5.10%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	41.6%	42.7%	43.7% - 45.0%
Expected lives	3.35 - 3.73 years	3.28 - 4.13 years	3.75 years

A summary of shares reserved for future issuance under these plans as of December 31, 2008 is as follows:

Number of shares (in thousands)
Reserved for 1996 Stock Option Plan	—
Reserved for 1999 Equity Participation Plan	102
Reserved for 2001 Equity Participation Plan	12,000

12,102

The following table summarizes the Company’s activities with respect to its stock option plans for the years ended 2008, 2007 and 2006 as follows (dollars and number of shares in thousands, except for per share data):

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2005	4,581	$8.22
Granted	1,126	$20.02
Exercised	(1,181)	$8.07
Canceled	(368)	$26.04

Outstanding at December 31, 2006	4,158	$9.87
Granted	1,028	$28.90
Exercised	(1,196)	$5.63
Canceled	(193)	$22.67

Outstanding at December 31, 2007	3,797	$15.71
Granted	917	$32.55
Exercised	(655)	$8.45
Canceled	(271)	$25.84

Outstanding at December 31, 2008	3,788	$20.31	5.7

Exercisable at December 31, 2008	1,600	$13.03	5.3

Unvested at December 31, 2008	2,188	$25.64	6.1

The weighted-average fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $10.96, $11.04 and $8.18, respectively. The total intrinsic value for options exercised during the years ended December 31, 2008, 2007 and 2006 was $14.6 million, $30.6 million and $21.2 million, respectively.

Cash received from option exercises under all plans for the years ended December 31, 2008, 2007 and 2006 was approximately $5.5 million, $6.7 million and $9.5 million, respectively. No tax benefit was realized for the tax deductions from option exercises under all plans for the years ended December 31, 2008, 2007 and 2006, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information regarding options outstanding and exercisable at December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range	Outstanding (in thousands)	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price	Exercisable (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$0.05 - $2.63	133	4.1	$1.88	133	$1.88
$2.64 - $9.69	1,027	5.4	$6.93	734	$6.52
$9.70 - $14.80	86	5.1	$13.75	86	$13.75
$14.81 - $24.75	786	6.4	$18.73	384	$18.31
$24.76 - $50.13	1,756	5.7	$30.57	263	$28.92

	3,788			1,600		$9,423

The following table summarizes the activity of options outstanding that had not yet vested:

	Number of Shares	Weighted- Average Fair Value Per Share	Aggregrate Intrinsic Value
	(in thousands, except for per share amounts)
Unvested as of December 31, 2007	2,555	$6.80
Shares granted	917	$10.96
Vesting during period	(1,059)	$6.22
Forfeited or cancelled	(225)	$9.62

Unvested as of December 31, 2008	2,188	$8.91	$2,445

As of December 31, 2008, there were options to purchase 2.2 million shares of SBA common stock that had not yet vested and were expected to vest in future periods at a weighted average exercise price of $25.64. The aggregate intrinsic value for stock options in the preceding tables represents the total intrinsic value, based on the Company’s closing stock price of $16.32 as of December 31, 2008. The amount represents the total intrinsic value that would have been received by the holders of the stock-based awards had these awards been exercised and sold as of that date.

As of December 31, 2008, the total unrecognized compensation cost related to unvested stock options outstanding under the Plans is $18.9 million. That cost is expected to be recognized over a weighted average period of 1.9 years.

The total fair value of shares vested during 2008, 2007, and 2006 was $6.2 million, $4.7 million, and $4.1 million, respectively.

Employee Stock Purchase Plan

In 1999, the Board of Directors of the Company adopted the 1999 Stock Purchase Plan (the “1999 Purchase Plan”). A total of 500,000 shares of Class A common stock were reserved for purchase under the 1999 Purchase Plan. During 2003, an amendment to the 1999 Purchase Plan was adopted which increased the number of shares reserved for purchase from 500,000 to 1,500,000 shares. During 2008, the Company adopted the 2008 Employee Stock Purchase Plan (“2008 Purchase Plan”) which reserved 500,000 shares of Class A common stock for purchase. The 1999 and 2008 Purchase Plans permit eligible employee participants to purchase Class A common stock at a price per share which is equal to 85% of the fair market value of Class A common stock on the last day

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of an offering period. For the year ended December 31, 2008, approximately 41,000 shares of Class A common stock were issued under the 1999 Purchase Plan, which resulted in cash proceeds to the Company of approximately $1.0 million compared to the year ended December 31, 2007 when approximately 39,700 shares of Class A common stock were issued under the 1999 Purchase Plan, which resulted in cash proceeds to the Company of $1.0 million. At December 31, 2008, approximately 547,000 shares remained available for issuance under the 1999 Purchase Plan. There were no shares issued under the 2008 Purchase Plan in 2008 and there will be no subsequent share issuances under the 1999 Purchase Plan. In addition, the Company recorded $0.2 million of non-cash compensation expense relating to the shares issued under the 1999 Purchase Plan for each of the years ended December 31, 2008 and 2007, respectively.

Non-Cash Compensation Expense

The table below reflects a break out by category of the amounts recognized on the Company’s Statements of Operations for the years ended December 31, 2008, 2007 and 2006, respectively, for non-cash compensation expense (in thousands, except per share data):

	For the year ended December 31,
	2008	2007	2006
Cost of revenues	$295	$286	$151
Selling, general and administrative	6,912	6,326	5,259

Total cost of non-cash compensation included in loss before provision for income taxes	7,207	6,612	5,410
Amount of income tax recognized in earnings	—	—	—

Amount charged against loss	$7,207	$6,612	$5,410

Impact on net loss per common share:
Basic and diluted	$(0.07)	$(0.06)	$(0.06)

In addition, the Company capitalized $0.2 million and $1.2 million relating to non-cash compensation for the years ended December 31, 2008 and December 31, 2007, respectively, to fixed and intangible assets.

16. ASSET IMPAIRMENT AND OTHER (CREDITS) CHARGES

The Company evaluated its individual long-lived assets, including the intangibles with finite lives, and the tower sites, for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result of the annual impairment evaluation, the Company recorded a $0.9 million impairment charge on eight towers that had not achieved expected lease-up results as determined by using a discounted cash flow analysis.

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

17. ACCUMULATED OTHER COMPREHENSIVE LOSS, NET

Accumulated other comprehensive loss, net has no impact on the Company’s net loss but is reflected in the Consolidated Balance Sheet through adjustments to shareholders’ equity. Accumulated other comprehensive loss,

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

net derives from the amortization of deferred gain/loss from settlement of derivative financial instruments relating to the CMBS Certificates issuance (see Note 13) and the unfunded projected benefit obligation relating to the Company’s pension plan (see Note 21). The Company specifically identifies the amount of the amortization of deferred gain/loss from settlement of derivative financial instruments recognized in other comprehensive loss. A rollforward of accumulated other comprehensive loss, net for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Deferred Gain/(Loss) from Settlement of Swaps	Change in Unfunded Projected Benefit Obligation	Total
	(in thousands)
Balance, December 31, 2005	$14,460	$—	$14,460
Deferred loss from settlement of terminated swaps	(12,836)	—	(12,836)
Amortization of deferred gain/loss from settlement of terminated swaps, net	(2,370)	—	(2,370)
Change in unfunded projected benefit obligation	—	80	80

Balance, December 31, 2006	(746)	80	(666)
Amortization of deferred gain/loss from settlement of terminated swaps, net	(565)	—	(565)
Change in unfunded projected benefit obligation	—	(49)	(49)

Balance, December 31, 2007	(1,311)	31	(1,280)
Amortization of deferred gain/loss from settlement of terminated swaps, net	(557)	—	(557)
Write-off of deferred gain/loss from settlement of terminated swaps related to repurchase of debt	319	—	319
Change in unfunded projected benefit obligation as a result of plan termination	—	(31)	(31)

Balance, December 31, 2008	$(1,549)	$—	$(1,549)

There is no net tax impact for the components of other comprehensive income (loss) due to the full valuation allowance on the Company’s deferred tax assets.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. INCOME TAXES

The provision (benefit) for income taxes from continuing operations consists of the following components:

	For the year ended December 31,
	2008	2007	2006
	(in thousands)
Current provision for taxes:
Federal	$127	$—	$—
Foreign	4
State	747	667	470

Total current	878	667	470

Deferred provision (benefit) for taxes:
Federal income tax	(17,854)	(25,406)	(53,747)
State and local taxes	(3,987)	(3,693)	(13,827)
Foreign tax	(2)	(4)	—
Increase in valuation allowance	22,002	29,304	67,621

Total deferred	159	201	47

Total	$1,037	$868	$517

A reconciliation of the provision (benefit) for income taxes from continuing operations at the statutory U.S. Federal tax rate (35%) and the effective income tax rate is as follows:

	For the year ended December 31,
	2008	2007	2006
	(in thousands)
Statutory Federal benefit	$(16,004)	$(26,954)	$(46,526)
Foreign tax	(4)	(4)	—
State and local taxes	(2,106)	(1,966)	(13,827)
Federal rate differential	—	—	(3,847)
Convertible debt interest expense and COD income	(3,514)	—	—
Other	663	488	(2,904)
Valuation allowance	22,002	29,304	67,621

	$1,037	$868	$517

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred income tax asset (liability) accounts are as follows:

	As of December 31,
	2008	2007
	(in thousands)
Current deferred tax assets:
Allowance for doubtful accounts	$327	$434
Deferred revenue	19,578	15,856
Accrued liabilities	1,210	1,193
Valuation allowance	(21,115)	(17,483)

Total current deferred tax assets, net	$—	$—

Noncurrent deferred tax assets:
Net operating losses	344,958	330,187
Property, equipment & intangible basis	31,894	24,891
Accrued liabilities	9,534	7,456
Straight-line rents	6,430	5,933
Non-cash Compensation	3,505
Other	617	376

Total noncurrent deferred tax assets	396,938	368,843
Noncurrent deferred tax liabilities:
Property, equipment & intangible basis	(372,813)	(293,803)
Early extinguishment of debt	(606)	(497)
Valuation allowance	(23,519)	(74,543)

Total noncurrent deferred tax assets, net	$—	$—

The Company has recorded a valuation allowance for deferred tax assets as management believes that it is not “more likely than not” that the Company will be able to generate sufficient taxable income in future periods to recognize the assets. The net change in the valuation allowance for the years ended December 31, 2008, 2007 and 2006 was $(47.4) million, $(22.2) million, and $(160.1) million, respectively. Additionally, at December 31, 2008 the Company recorded a valuation allowance of approximately $0.6 million relating to tax credit carryovers that expire beginning 2025.

The Company has available at December 31, 2008, a net federal operating tax loss carry-forward of approximately $931.4 million and an additional $87.9 million of net operating tax loss carry forward from stock options which will benefit additional paid-in capital when the loss is utilized. These net operating tax loss carry-forwards will expire between 2019 and 2028. The Internal Revenue Code places limitations upon the future availability of net operating losses based upon changes in the equity of the Company. If these occur, the ability of the Company to offset future income with existing net operating losses may be limited. In addition, the Company has available at December 31, 2008, a net state operating tax loss carry-forward of approximately $625.1 million. These net operating tax loss carry-forwards will expire between 2009 and 2028.

In accordance with the Company’s methodology for determining when stock option deductions are deemed realized under SFAS 123(R), the Company utilizes a “with-and-without” approach that will result in a benefit not being recorded in APIC if the amount of available net operating loss carryforwards generated from operations is sufficient to offset the current year taxable income.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. COMMITMENTS AND CONTINGENCIES

a. Operating Leases and Capital Leases

The Company is obligated under various non-cancelable operating leases for land, office space, equipment and site leases that expire at various times through December 2106. In addition, the Company is obligated under various non-cancelable capital leases for vehicles that expire at various times through December 2012. The amounts applicable to capital leases for vehicles included in property and equipment, net was:

	As of December 31, 2008	As of December 31, 2007
	(in thousands)
Vehicles	$1,741	$960
Less: accumulated depreciation	(397)	(113)

Vehicles, net	$1,344	$847

The annual minimum lease payments under non-cancelable operating and capital leases in effect as of December 31, 2008 are as follows (in thousands):

For the year ended December 31,	Capital Leases	Operating Leases
2009	$453	$57,206
2010	432	56,975
2011	283	56,500
2012	78	55,300
2013	—	55,142
Thereafter	—	1,182,705

Total minimum lease payments	1,246	$1,463,828

Less: amount representing interest	(67)

Present value of future payments	1,179
Less: current obligations	(415)

Long-term obligations	$764

Principally, all of the operating leases provide for renewal at varying escalations. Fixed rate escalations have been included in the table disclosed above.

Rent expense for operating leases was $63.3 million, $57.9 million and $47.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, certain of the Company’s leases include contingent rent provisions which provide for the lessor to receive additional rent upon the attainment of certain tower operating results and or lease-up. Contingent rent expense for the years ended December 31, 2008, 2007 and 2006 was $8.1 million, $7.2 million and $5.3 million, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b. Tenant Leases

The annual minimum tower lease income to be received for tower space and antenna rental under non-cancelable operating leases in effect as of December 31, 2008 is as follows:

For the year ended December 31,	(in thousands)
2009	$413,738
2010	345,446
2011	254,022
2012	178,745
2013	108,549
Thereafter	239,222

Total	$1,539,722

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

d. Contingent Purchase Obligations

From time to time, the Company agrees to pay additional consideration for acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the 1-3 years after they have been acquired. As of December 31, 2008, the Company has an obligation to pay up to an additional $9.4 million in consideration if the targets contained in various acquisition agreements are met. These obligations are associated with new build and tower acquisition programs within the Company’s site leasing segment. On certain acquisitions, at the Company’s option, additional consideration may be paid in cash or shares of Class A common stock. The Company records such obligations as additional consideration when it becomes probable that the targets will be met. For the years ended December 31, 2008 and 2007, certain earnings targets associated with the acquired towers were achieved, and therefore, the Company paid in cash $3.5 million and $5.5 million, respectively. For the year ended December 31, 2008, the Company issued approximately 67,000 shares of Class A common stock in settlement of contingent price amounts payable as a result of acquired towers exceeding certain performance targets. During the year ended December 31, 2007, the Company did not issue shares of Class A Common stock in settlement of contingent price amounts.

20. DEFINED CONTRIBUTION PLAN

The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code that provides for voluntary employee contributions up to $15,500 of compensation. Employees have the opportunity to participate following completion of three months of employment and must be 21 years of age. Employer matching begins immediately upon the employee’s participation in the plan. For the years ended December 31, 2008, 2007 and 2006, the Company made a discretionary matching contribution of 50% of an employee’s contributions up to a maximum of $3,000. Company matching contributions were approximately $0.7 million, $0.7 million and $0.5 million for years ended December 31, 2008, 2007 and 2006, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. PENSION PLANS

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

During 2008, the Company began the process of terminating the Pension Plan. During the fourth quarter of 2008, the Company received a favorable determination letter from the Internal Revenue Service on the termination of the Pension Plan. The Company liquidated the assets of the Pension Plan and began final distribution of the assets. As a result of terminating the plan, the Company recorded a settlement expense of $0.6 million in connection with the projected final benefit settlement which is included in selling, general and administrative expenses in the Consolidated Statement of Operations. As of December 31, 2008, the Company paid $1.3 million and has a remaining liability of $0.8 million for the remaining termination payments which is included in other liabilities in the Consolidated Balance Sheet.

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

The incremental impact of adopting the provisions of SFAS No. 158 on the Company’s balance sheet at December 31, 2006 was to record $0.1 million of additional liability which was recorded in other long-term liabilities and in accumulated other comprehensive loss, net on the Company’s Consolidated Balance Sheet. The adoption of FAS 158 had no effect on the Company’s Statements of Operations or Cash Flows for the years ended December 31, 2008, 2007, and 2006. Due to the termination of the plan in 2008, the Company recognized as a component of net periodic pension cost all amounts in accumulated other comprehensive income.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table includes the components of pension costs, the fair value of plan assets, and the funded status of the Pension Plan for the year ended December 31, 2008 and 2007:

	As of December 31,
	2008	2007
	(in thousands)
Change in benefit obligation
Obligation at beginning of year	$1,883	$1,748
Interest Cost	95	100
Actuarial gain (loss)	271	142
Benefit payments	(139)	(107)
Settlement	(2,110)	—

Obligation at end of year	$—	$1,883

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$1,863	$1,636
Actual return on plan assets	(260)	192
Employer contributions	646	142
Benefits payments and plan expenses	(139)	(107)
Settlements	(2,110)	—

Fair value of plan assets at end of year	$—	$1,863

Funded status at the end of the year	$—	$(20)

The accumulated benefit obligation for the Pension Plan for the years ended December 31, 2008 and December 31, 2007 was approximately $0 and $1.9 million, respectively. As of December 31, 2008, the projected benefit obligation and fair value of plan assets were zero due to the termination of the Pension Plan.

The following table summarizes the components of net periodic pension costs:

	As of December 31,
	2008	2007
	(in thousands)
Interest cost	$95	$100
Expected return on plan assets	(109)	(98)

Net periodic pension (income) / cost	(14)	2
Settlement loss	609	—

Net periodic pension cost after settlements	$595	$2

Assumptions used to develop the net periodic pension cost were:

	As of December 31,
	2008	2007
Discount rate	4.52%	5.25%
Expected long-term rate of return on assets	—	6.00%

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment (1)	Total

	(in thousands)
For the year ended December 31, 2008
Revenues	$395,541	$18,754	$60,659	$—	$474,954
Cost of revenues	$96,175	$15,212	$56,778	$—	$168,165
Depreciation, amortization and accretion	$209,298	$181	$759	$1,207	$211,445
Operating income (loss)	$50,290	$1,747	$(2,100)	$(4,355)	$45,582
Capital expenditures (2)	$915,452	$188	$688	$748	$917,076

For the year ended December 31, 2007
Revenues	$321,818	$24,349	$62,034	$—	$408,201
Cost of revenues	$88,006	$19,295	$56,052	$—	$163,353
Depreciation, amortization and accretion	$166,785	$177	$749	$1,521	$169,232
Operating income (loss)	$39,878	$2,468	$(906)	$(11,393)	$30,047
Capital expenditures (2)	$384,430	$138	$408	$682	$385,658

For the year ended December 31, 2006
Revenues	$256,170	$16,660	$78,272	$—	$351,102
Cost of revenues	$70,663	$14,082	$71,841	$—	$156,586
Depreciation, amortization and accretion	$129,878	$88	$868	$2,254	$133,088
Operating income (loss)	$30,037	$1,306	$7	$(11,842)	$19,508
Capital expenditures (2)	$1,187,903	$216	$1,233	$1,004	$1,190,356

Assets
As of December 31, 2008	$3,092,965	$4,375	$25,413	$88,755	$3,211,508
As of December 31, 2007	$2,195,747	$6,395	$38,467	$143,714	$2,384,323

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Includes acquisitions and related earn-outs and vehicle capital lease additions.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. QUARTERLY FINANCIAL DATA (unaudited)

		Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(in thousands, except per share amounts)
Revenues	$134,429	$118,656	$111,952	$109,917
Operating income	11,527	11,427	10,790	11,838
Depreciation, accretion, and amortization	(62,114)	(52,725)	(49,253)	(47,353)
Gain (loss) from extinguishment of debt and write-off of deferred financing fees	32,037	(414)	—	—
Net income (loss)	$2,684	$(16,423)	$(18,390)	$(14,634)

Net income (loss) per share - basic	$0.02	$(0.15)	$(0.17)	$(0.13)

Net income (loss) per share - diluted	$0.02	$(0.15)	$(0.17)	$(0.13)

	Quarter Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007

	(in thousands, except per share amounts)
Revenues	$108,903	$103,201	$100,289	$95,808
Operating income	9,700	5,311	7,811	7,225
Depreciation, accretion and amortization	(44,340)	(42,949)	(41,650)	(40,293)
Loss from write-off of deferred financing fees and extinguishment of debt	—	—	(431)	—
Net loss	$(28,879)	$(17,534)	$(15,072)	$(16,394)

Per common share - basic and diluted:
Net loss per share	$(0.27)	$(0.17)	$(0.15)	$(0.16)

Basic net income (loss) per share is computed by dividing net income by the weighted average number of shares for the period. Diluted net income per share for the quarter ended December 31, 2008 is computed by dividing net income by the weighted average number of common shares outstanding during the period plus potentially dilutive common shares arising from the assumed exercise of stock options and convertible debt, if dilutive. The dilutive impact of potentially dilutive stock options is determined by applying the treasury stock method and the dilutive impact of the convertible debt is determined by applying the “if converted” method. Potentially dilutive shares for the periods prior to the quarter ended December 31, 2008 have been excluded from the computation of diluted loss per share as their impact would have been anti-dilutive.

Because loss per share amounts are calculated using the weighted average number of common and dilutive common shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total loss per share amounts for the year.

24. SUBSEQUENT EVENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to December 31, 2008, the Company repurchased in privately negotiated transactions $34.0 million in principal amount of 0.375% Notes and $7.6 million of the CMBS Notes for $25.3 million in cash and 0.6 million shares of its Class A common stock.