Form 10-Q
period 2009-03-31
SBA COMMUNICATIONS CORP
filed 2009-05-08
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “ large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 116,413,152 shares of Class A common stock outstanding as of May 6, 2009.

SBA COMMUNICATIONS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited) (in thousands, except par values)

	March 31, 2009	December 31, 2008
		(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$89,784	$78,856
Short-term investments	164	162
Restricted cash	36,568	38,599
Accounts receivable, net of allowance of $878 and $852 in 2009 and 2008, respectively	14,080	16,351
Costs and estimated earnings in excess of billings on uncompleted contracts	11,200	10,658
Prepaid and other current assets	8,939	9,689

Total current assets	160,735	154,315

Property and equipment, net	1,482,953	1,502,672
Intangible assets, net	1,405,389	1,425,132
Deferred financing fees, net	26,587	29,705
Other assets	96,356	96,005

Total assets	$3,172,020	$3,207,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,000	$6,000
Accounts payable	10,068	8,963
Accrued expenses	18,842	21,529
Deferred revenue	45,936	45,306
Interest payable	8,172	5,946
Billings in excess of costs and estimated earnings on uncompleted contracts	249	359
Other current liabilities	2,536	2,491

Total current liabilities	91,803	90,594

Long-term liabilities:
Long-term debt, net of current maturities	2,348,069	2,386,229
Other long-term liabilities	81,999	80,496

Total long-term liabilities	2,430,068	2,466,725

Commitments and contingencies

Shareholders’ equity:
Preferred stock - par value $.01, 30,000 shares authorized, none issued or outstanding	—	—
Common stock - Class A, par value $.01, 200,000 shares authorized, 118,717 and 117,525 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1,187	1,175
Additional paid-in capital	2,103,682	2,085,915
Accumulated deficit	(1,452,921)	(1,435,031)
Accumulated other comprehensive loss, net	(1,799)	(1,549)

Total shareholders’ equity	650,149	650,510

Total liabilities and shareholders’ equity	$3,172,020	$3,207,829

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended March 31
	2009	2008
		(as restated)
Revenues:
Site leasing	$115,478	$89,375
Site development	19,572	20,542

Total revenues	135,050	109,917

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	27,565	22,047
Cost of site development	16,973	18,188
Selling, general and administrative	12,075	10,491
Acquisition related expenses	434	—
Depreciation, accretion and amortization	63,653	47,353

Total operating expenses	120,700	98,079

Operating income	14,350	11,838

Other income (expense):
Interest income	288	2,098
Interest expense	(26,696)	(23,655)
Non-cash interest expense	(8,975)	(4,715)
Amortization of deferred financing fees	(2,576)	(2,366)
Gain from extinguishment of debt net of write-off of deferred financing fees	5,948	—
Other income (expense)	13	(2,348)

Total other expense	(31,998)	(30,986)

Loss before provision for income taxes	(17,648)	(19,148)
Provision for income taxes	(242)	(78)

Net loss	$(17,890)	$(19,226)

Basic and diluted loss per common share amounts:
Net loss per common share	$(0.15)	$(0.18)

Basic and diluted weighted average number of common shares	117,984	108,469

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(unaudited) (in thousands)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Loss
	Shares	Amount
BALANCE, December 31, 2008 (as restated)	117,525	$1,175	$2,085,915	$(1,435,031)	$(1,549)	$650,510
Net loss	—	—	—	(17,890)	—	(17,890)	$(17,890)
Amortization of deferred (gain)/loss from settlement of derivative financial instruments, net	—	—	—	—	(150)	(150)	(150)
Write-off of deferred (gain)/loss from derivative instruments related to repurchase of debt, net	—	—	—	—	(100)	(100)	(100)

Total comprehensive loss							$(18,140)

Common stock issued in connection with acquisitions and earn-outs	415	4	9,060	—	—	9,064
Non-cash compensation	—	—	1,639	—	—	1,639
Common stock issued in connection with stock purchase/option plans	159	2	1,363	—	—	1,365
Common stock issued in connection with early retirement of convertible debt	618	6	5,705	—	—	5,711

BALANCE, March 31, 2009	118,717	$1,187	$2,103,682	$(1,452,921)	$(1,799)	$650,149

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2009	2008
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,890)	$(19,226)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization	63,653	47,353
Deferred tax benefit	—	(98)
Write-down of short-term investments	—	2,455
Loss on sale of assets	7	4
Non-cash interest expense	8,975	4,715
Non-cash compensation expense	1,626	1,535
Provision (credit) for doubtful accounts	235	(206)
Amortization of deferred financing fees	2,576	2,366
Gain from extinguishment of debt net of write-off of deferred financing fees	(5,948)	—
Amortization of deferred gain/loss on derivative financial instruments, net	(126)	(140)
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	1,384	4,376
Prepaid and other assets	(4,155)	(2,613)
Accounts payable and accrued expenses	(5,519)	(5,304)
Other liabilities	4,466	(472)

Net cash provided by operating activities	49,284	34,745

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments	—	40,900
Capital expenditures	(7,562)	(8,362)
Acquisitions and related earn-outs	(4,119)	(50,382)
Proceeds from disposition of fixed assets	10	20
Proceeds (payment) of restricted cash relating to tower removal obligations	6,200	(617)

Net cash used in investing activities	(5,471)	(18,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on extinguishment of convertible debt and CMBS Certificates	(42,004)	—
Borrowings under senior secured revolving credit facility	8,507	40,000
Repayment of Optasite credit facility	(1,500)	—
Proceeds from employee stock purchase/stock option plans	1,365	1,701
Release of restricted cash relating to CMBS Certificates	787	1,879
Payment of deferred financing fees relating to senior secured revolving credit facility	(40)	(3,173)

Net cash (used in) provided by financing activities	(32,885)	40,407

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,928	56,711

CASH AND CASH EQUIVALENTS:
Beginning of period	78,856	70,272

End of period	$89,784	$126,983

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$24,602	$23,503

Income taxes	$388	$58

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Assets acquired through capital leases	$9	$366

Class A common stock issued relating to acquisitions and earn-outs	$9,064	$—

Class A common stock issued in connection with early extinguishment of debt	$5,711	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for SBA Communications Corporation (the “Company”). These financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give a true indication of the results for the year.

2. RESTATEMENT FOR ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

Effective January 1, 2009, the Company adopted FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (including partial cash settlement) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company’s 0.375% Convertible Senior Notes due 2010 (“0.375% Notes”) and 1.875% Convertible Senior Notes due 2013 (“1.875% Notes” and collectively with the 0.375% Notes, the “Notes”) are subject to FSP APB 14-1. FSP APB 14-1 requires companies to retroactively apply the requirements of the pronouncement to all periods presented. In accordance with FSP APB 14-1, the Company recorded a debt discount and corresponding increase to additional paid in capital of approximately $74.4 million for the 0.375% Notes and approximately $163.0 million for the 1.875% Notes as of their date of issuance (March 26, 2007 for the 0.375% Notes and May 16, 2008 for the 1.875% Notes). The Company’s consolidated balance sheet as of December 31, 2008 has been retroactively adjusted to reduce the carrying value of the 0.375% Notes and 1.875% Notes and reflect the conversion option in equity. In addition, as of their respective issuance dates, the Company reclassified as a reduction to equity, deferred financing fees of $1.8 million and $3.8 million for the 0.375% Notes and 1.875% Notes, respectively, related to debt issuance costs of the equity component of the Notes. The Company’s consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2008 have been retroactively adjusted to reflect the non-cash interest expense related to the accretion of the reduced carrying value of the Notes back to their full principal balance over the term of the Notes. In addition, the amortization of deferred financing fees has been restated to reflect the amortization of the deferred financing fees related only to the liability component of the Notes. See Note 9 for further information on the Notes.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Following is a summary of the effects of these changes on the Company’s consolidated balance sheet as of December 31, 2008 and consolidated statement of operations for the three months ended March 31, 2008:

CONDENSED CONSOLIDATED BALANCE SHEET

	As of December 31, 2008
	As previously reported	As restated
	(audited)	(unaudited)
	(in thousands)
Current assets	$154,315	$154,315
Property and equipment, net	1,502,672	1,502,672
Intangible assets, net	1,425,132	1,425,132
Deferred financing fees, net	33,384	29,705
Other assets	96,005	96,005

Total assets	$3,211,508	$3,207,829

Current liabilities	$90,594	$90,594
Long-term debt, net of current maturities	2,548,660	2,386,229
Other long-term liabilities	80,495	80,496

Total liabilities	2,719,749	2,557,319
Total shareholders’ equity	491,759	650,510

Total liabilities and shareholders’ equity	$3,211,508	$3,207,829

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the three months ended March 31, 2008
	As previously reported	As restated
	(unaudited)	(unaudited)
	(in thousands)
Revenues	$109,917	$109,917

Operating expenses	98,079	98,079

Operating income	11,838	11,838

Other income (expense):
Interest income	2,098	2,098
Interest expense	(23,655)	(23,655)
Non-cash interest expense	—	(4,715)
Amortization of deferred financing fees	(2,489)	(2,366)
Other expense	(2,348)	(2,348)

Total other expense	(26,394)	(30,986)

Loss before provision for income taxes	(14,556)	(19,148)

Provision for income taxes	(78)	(78)

Net loss	$(14,634)	$(19,226)

Basic and diluted loss per common share amounts:
Net loss per common share	$(0.13)	$(0.18)

Basic and diluted weighted average number of common shares	108,469	108,469

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. CURRENT ACCOUNTING PRONOUNCEMENTS

In April 2009, FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141 (R)-1”) which amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations,” to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141 (R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141 (R)-1 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, FASB issued FSP No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company has not elected to early adopt this FSP. Management does not expect the adoption of FSP FAS 157-4 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows or disclosures.

In April 2009, FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-than-Temporary Impairments.” This FSP changes the existing accounting requirements for other-than-temporary impairments. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has not elected to early adopt this FSP. Earlier adoption for periods ending before March 15, 2009, is not permitted. Management does not expect the adoption of this accounting standard to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, FASB issued FSP No. FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The Company has not elected to early adopt this FSP. Management does not expect the adoption of this FSP to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2009, FASB issued FSP No. EITF 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”) which amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retroactive application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2008, FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 supercedes EITF Issue No. 01-6, “The Meaning of Indexed to a Company’s Own Stock” and addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of EITF 07-5 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and hedging activities and expands the disclosure requirements of SFAS No. 133. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) which requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141 “Business Combinations,” some of which could have a material impact on how the Company accounts for business combinations. These changes include, among other things, expensing acquisition costs as incurred as a component of operating expense. The Company historically capitalized these acquisition costs as part of the purchase price and then amortized these costs using the straight line method over the life of the associated acquired assets. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of a business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company adopted SFAS 141(R) effective January 1, 2009 and acquisition related expenses are reflected as acquisition related expenses in the Company’s consolidated statement of operations.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”) which requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In September 2006, FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, FASB issued FSP SFAS No. 157-1 and FSP SFAS No. 157-2. FSP SFAS No. 157-1 amends SFAS 157 to exclude SFAS No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. FSP SFAS No. 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, or in fiscal 2009 for the Company, and interim periods within those fiscal years for items within the scope of this FSP. In October 2008, the FASB issued FSP FAS 157-3 which clarifies the application of SFAS 157 in an inactive market by providing an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for the financial asset is inactive. Effective January 1, 2008, the guidelines of SFAS 157 were applied in recording the Company’s investments at their fair market value. Effective January 1, 2009, the guidelines of SFAS 157 were applied to non-financial assets and non-financial liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

4. RESTRICTED CASH

Restricted cash consists of the following:

	As of March 31, 2009	As of December 31, 2008	Included on Balance Sheet
	(in thousands)
CMBS Certificates	$35,396	$36,182	Restricted cash - current asset
Payment and performance bonds	1,172	2,417	Restricted cash - current asset
Surety bonds and workers compensation	10,935	16,660	Other assets - noncurrent

Total restricted cash	$47,503	$55,259

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

Payment and performance bonds relate primarily to collateral requirements relating to tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. In addition, as of March 31, 2009 and December 31, 2008, the Company had pledged $2.4 million and $2.0 million, respectively, as collateral related to its workers compensation policy. These amounts are included in other assets on the Company’s Consolidated Balance Sheets.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2009, the Company had $6.6 million in removal bonds for which it is not required to post collateral.

5. ACQUISITIONS

During the first quarter of 2009, the Company acquired seven completed towers and related assets and liabilities from various sellers. The aggregate consideration paid for these towers and related assets was approximately $6.0 million, primarily consisting of approximately 274,000 shares of Class A common stock (excluding $1.4 million of working capital adjustments). The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions.

The Company accounted for the above tower acquisitions under the acquisition method of accounting in accordance with SFAS 141(R). The acquisitions are recorded at fair market value at the date of each acquisition. The acquisitions consummated were not significant to the Company and accordingly, pro forma financial information has not been presented. In addition, in the first quarter of 2009, the Company paid $0.9 million for long-term lease extensions and $4.5 million for land and easement purchases, consisting of $3.0 million paid in cash and $1.5 million paid through the issuance of the Company’s Class A common stock.

In accordance with the provisions of SFAS 141(R), the Company continues to evaluate all acquisitions within one year after the applicable closing date of each transaction to determine whether any additional adjustments need to be made to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets apart from goodwill, if certain criteria are met. These intangible assets represent the value associated with current leases in place at the acquisition date (“Current Contract Intangibles”) and future tenant leases anticipated to be added to the acquired towers (“Network Location Intangibles”) and were calculated using the discounted values of the current or future expected cash flows. The intangible assets are estimated to have an economic useful life consistent with the economic useful life of the related tower assets, which is typically 15 years.

From time to time, the Company agrees to pay additional consideration in connection with such acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the one to three years after they have been acquired. During the first quarter of 2009, certain earnings targets associated with previously acquired towers were achieved and therefore, the Company paid $2.5 million in cash and issued approximately 78,000 shares of Class A common stock. As of March 31, 2009, the Company had obligations to pay up to an additional $6.6 million in consideration if the performance targets contained in various acquisition agreements are met. In certain acquisitions, the additional consideration may be paid in cash or shares of Class A common stock at the Company’s option. Prior to the adoption of SFAS 141(R), the Company recorded such obligations as additional consideration when it became probable that the targets would be met. In accordance with SFAS 141(R), which the Company adopted effective January 1, 2009, contingent consideration in connection with acquisitions are accrued at their fair value as of the date of the acquisition.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of March 31, 2009			As of December 31, 2008
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
	(in thousands)
Current Contract Intangibles	$1,025,641	$(120,867)	$904,774	$1,022,022	$(103,837)	$918,185
Network Location Intangibles	572,489	(71,874)	500,615	569,301	(62,354)	506,947

Intangible assets, net	$1,598,130	$(192,741)	$1,405,389	$1,591,323	$(166,191)	$1,425,132

All intangible assets noted above are included in our site leasing segment. The Company amortizes its intangible assets using the straight line method over 15 years. Amortization expense relating to the intangible assets above was $26.5 million and $16.1 million for the three months ended March 31, 2009 and 2008, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the purchase price is finalized for all acquisitions.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of March 31, 2009	As of December 31, 2008
	(in thousands)
Towers and related components	$2,149,277	$2,136,179
Construction-in-process	9,506	10,295
Furniture, equipment and vehicles	29,537	29,563
Land, buildings and improvements	107,289	102,898

	2,295,609	2,278,935
Less: accumulated depreciation	(812,656)	(776,263)

Property and equipment, net	$1,482,953	$1,502,672

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $37.0 million and $31.2 million for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009 and December 31, 2008, non-cash capital expenditures that are included in accounts payable and accrued expenses were $3.8 million and $2.7 million, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amounts applicable to capital leases for vehicles included in property and equipment, net was:

	As of March 31, 2009	As of December 31, 2008
	(in thousands)
Vehicles	$1,750	$1,741
Less: accumulated depreciation	(484)	(397)

Vehicles, net	$1,266	$1,344

8. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of March 31, 2009	As of December 31, 2008
	(in thousands)
Costs incurred on uncompleted contracts	$38,770	$43,945
Estimated earnings	14,237	13,486
Billings to date	(42,056)	(47,132)

	$10,951	$10,299

These amounts are included on the accompanying Consolidated Balance Sheets under the following captions:

	As of March 31, 2009	As of December 31, 2008
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$11,200	$10,658
Billings in excess of costs and estimated earnings on uncompleted contracts	(249)	(359)

	$10,951	$10,299

At March 31, 2009, five significant customers comprised 77.7% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, while at December 31, 2008, five significant customers comprised 66.7% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. DEBT

Debt consists of the following:

	As of March 31, 2009	As of December 31, 2008
		(as restated)
	(in thousands)
Commercial mortgage pass-through certificates, series 2005-1, secured, interest payable monthly in arrears, balloon payment of principal with an anticipated repayment date of November 9, 2010. Interest at fixed rates ranging from 5.369% to 6.706%.	$391,750	$398,800

Commercial mortgage pass-through certificates, series 2006-1, secured, interest payable monthly in arrears, balloon payment of principal with an anticipated repayment date of November 9, 2011. Interest at fixed rates ranging from 5.314% to 7.825%.	1,090,247	1,090,747

Convertible senior notes net of discount, unsecured, interest payable June 1 and December 1, aggregate principal amount with a maturity date of December 1, 2010. Interest at 0.375%. Principal balance of $85.9 million and $138.1 million as of March 31, 2009 and December 31, 2008, respectively.	77,066	121,964

Convertible senior notes net of discount, unsecured, interest payable May 1 and November 1, aggregate principal amount with a maturity date of May 1, 2013. Interest at 1.875%. Principal balance of $550.0 million as of March 31, 2009 and December 31, 2008.	410,681	403,754

Senior secured revolving credit facility originated in January 2008.
Interest at varying rates ranging from 2.53% to 2.57% as of March 31, 2009.	239,060	230,552

Optasite credit facility net of discount with a maturity date of November 1, 2010. Interest at 2.21% as of March 31, 2009. Principal balance of $147.5 million and $149.0 million as of March 31, 2009 and December 31, 2008.	145,265	146,412

Total debt	2,354,069	2,392,229
Less: current maturities of long-term debt	(6,000)	(6,000)

Total long-term debt, net of current maturities	$2,348,069	$2,386,229

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Initial CMBS Certificates consist of five classes, with principal balances and annual pass-through interest rates, as indicated in the table below:

Subclass	Annual Pass-through Interest Rate	Initial Subclass Principal Balance at 3/31/09
		(in thousands)
2005-1A	5.369%	$238,580
2005-1B	5.565%	45,270
2005-1C	5.731%	48,320
2005-1D	6.219%	38,120
2005-1E	6.706%	21,460

Total		$391,750

The weighted average annual fixed coupon interest rate of the Initial CMBS Certificates at March 31, 2009 was 5.6%, payable monthly, and the effective weighted average annual fixed interest rate was 4.8%, after giving effect to the settlement of two interest rate swap agreements entered into in contemplation of the transaction (see Note 10). The Initial CMBS Certificates have an anticipated repayment date of November 2010 with a final repayment date in 2035. The Company incurred deferred financing fees of $12.2 million associated with the closing of this transaction.

During the first quarter of 2009, the Company repurchased, for cash, $7.1 million in principal amount of Initial CMBS Certificates in privately negotiated transactions. In accordance with APB 26 “Early Extinguishment of Debt,” the Company recorded in its Consolidated Statement of Operations a $1.6 million gain on the early extinguishment of debt net of the write-off of unamortized deferred financing fees and the write-off of the deferred gain on the Initial CMBS Certificate Swaps.

Subsequent to March 31, 2009, the Company repurchased $9.8 million in principal amount of Initial CMBS Certificates in privately negotiated transactions for $9.3 million in cash.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Additional CMBS Certificates consist of nine classes with principal balances and annual pass-through interest rates as indicated in the table below:

Subclass	Annual Pass-through Interest Rate	Additional Subclass Principal Balance at 3/31/09
		(in thousands)
2006-1A	5.314%	$ 439,420
2006-1B	5.451%	106,680
2006-1C	5.559%	101,680
2006-1D	5.852%	93,680
2006-1E	6.174%	29,540
2006-1F	6.709%	71,000
2006-1G	6.904%	109,728
2006-1H	7.389%	67,974
2006-1J	7.825%	70,545

Total		$1,090,247

The weighted average annual fixed coupon interest rate of the Additional CMBS Certificates at March 31, 2009 was 6.0%, payable monthly, and the effective weighted average annual fixed interest rate was 6.3% after giving effect to the settlement of the nine interest rate swap agreements entered into in contemplation of the transaction (see Note 10). The Additional CMBS Certificates have an anticipated repayment date of November 2011 with a final repayment date in 2036. The Company incurred deferred financing fees of $24.1 million associated with the closing of this transaction.

During the first quarter of 2009, the Company repurchased, for cash, $0.5 million in principal amount of Additional CMBS Certificates in privately negotiated transactions. In accordance with APB 26 “Early Extinguishment of Debt,” the Company recorded in its Consolidated Statement of Operations a $0.1 million gain on the early extinguishment of debt net, of the write-off of unamortized deferred financing fees and the write-off of the deferred loss on the Additional CMBS Certificate Swaps.

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

The Borrowers may prepay the mortgage loan in whole or in part at any time prior to November 2010 for the components of the mortgage loan corresponding to the Initial CMBS Certificates and November 2011 for the components of the mortgage loan corresponding to the Additional CMBS Certificates upon payment of the applicable prepayment consideration. The prepayment consideration is determined per class and consists of an amount equal to the excess, if any, of (1) the present value on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date that is nine months prior to the anticipated repayment date, assuming the entire unpaid principal amount of such class is required to be paid, over (2) that portion of the principal balance of such class prepaid on the date of such prepayment. If the prepayment occurs (i) within nine months of the anticipated repayment date, (ii) with proceeds received as a result of any condemnation or casualty of the Borrowers’ sites or (iii) during an amortization period, no prepayment consideration is due. The entire unpaid principal balance of the mortgage loan components corresponding to the Initial CMBS Certificates will be due in November 2035 and those corresponding to the Additional CMBS Certificates will be due in November 2036. However, to the extent that the full amount of the mortgage loan component corresponding to the Initial CMBS Certificates or the amount of the mortgage loan component corresponding to the Additional CMBS Certificates are not fully repaid by their respective anticipated repayment dates, the interest rate of each component would increase by the greater of (i) 5% or (ii) the amount, if any, by which the sum of (x) the ten-year U.S. treasury rate plus (y) the credit-based spread for such component (as set forth in the mortgage loan agreement) plus (z) 5%, exceeds the original interest rate for such component. In addition, if the Initial CMBS Certificates are not fully repaid by November 2010, then excess cash flow (as defined below) will be trapped by the Trustee and applied first to repay the original cash coupons on the CMBS Certificates, to fund all reserve accounts, fund operating expenses associated with the towers, pay the management fees and then to repay principal of the Initial and the Additional CMBS Certificates in order of their investment grade (i.e. the 2005-1A and 2006-1A subclasses would have their respective principal repaid equally prior to repayment of the other subclasses of the CMBS Certificates). The mortgage loan may be defeased in whole at any time prior to the anticipated repayment date.

The mortgage loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the CMBS tower sites and their operating cash flows, (2) a security interest in substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under the management agreement they entered into with SBA Network Management, Inc. (“SBA Network Management”), relating to the management of the Borrowers’ tower sites by SBA Network Management pursuant to which SBA Network Management arranges for the payment of all operating expenses and the funding of all capital expenditures out of amounts on deposit in one or more operating accounts maintained on the Borrowers’ behalf, (4) the Borrowers’ rights under certain site management agreements, (5) the Borrowers’ rights under certain tenant leases, (6) the pledge by SBA CMBS-1 Guarantor LLC of equity interests of the borrowers and by SBA CMBS-1 Holdings, LLC of equity interests of SBA CMBS-1 Guarantor LLC, (7) the various deposit accounts and collection accounts of the Borrowers and (8) all proceeds of the foregoing. For each calendar month, SBA Network Management is entitled to receive a management fee equal to 7.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In connection with the issuance of the CMBS Certificates, the Company established a deposit account into which all rents and other sums due on the CMBS Towers are directly deposited by the lessees and are held by the indenture trustee. The funds in this deposit account are used to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan governing the CMBS Certificates to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and service expenses, and to reserve a portion of advance rents from tenants on the 4,969 tower sites. Based on the terms of the CMBS Certificates, all rental cash receipts each month are restricted and held by the indenture trustee. The monies held by the indenture trustee are classified as restricted cash on the Company’s Consolidated Balance Sheets (see Note 4). The monies held by the indenture trustee in excess of required reserve balances are subsequently released to the Borrowers on or before the 15th calendar day following month end. However, if the debt service coverage ratio, defined as the Net Cash Flow (as defined in the Mortgage Loan Agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers until the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the debt service coverage ratio exceeds 1.15 times for a calendar quarter. As of March 31, 2009, the Borrowers met the required debt service coverage ratio as defined by the mortgage loan agreement.

0.375% Convertible Senior Notes due 2010

On March 26, 2007, the Company issued $350.0 million of its 0.375% Notes. Interest on the 0.375% Notes is payable semi-annually on June 1 and December 1. The maturity date of the 0.375% Notes is December 1, 2010. The Company incurred deferred financing fees of $8.6 million with the issuance of the 0.375% Notes.

The 0.375% Notes are convertible, at the holder’s option, into shares of the Company’s Class A common stock, at an initial conversion rate of 29.7992 shares of Class A common stock per $1,000 principal amount of 0.375% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $33.56 per share or a 19% conversion premium based on the last reported sale price of $28.20 per share of Class A common stock on the Nasdaq Global Select Market on March 20, 2007, the purchase agreement date. The 0.375% Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing at any time after June 30, 2007 and only during such calendar quarter, if the last reported sale price of the Company’s Class A common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of Class A common stock on the last day of such preceding calendar quarter, (2) during the five business day period after any 10 consecutive trading day period in which the trading price of a 0.375% Note for each day in the measurement period was less than 95% of the product of the last reported sale price of Class A common stock and the applicable conversion rate, (3) if specified distributions to holders of Class A common stock are made or specified corporate transactions occur, and (4) at any time on or after October 12, 2010. Upon

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

conversion, the Company has the right to settle its conversion obligation in cash, shares of Class A common stock or a combination of cash and shares of its Class A common stock. From time to time, upon notice to the holders of the 0.375% Notes, the Company may change its election regarding the form of consideration that the Company will use to settle its conversion obligation; provided, however, that the Company is not permitted to change its settlement election after October 11, 2010.

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

Concurrently with the pricing of the 0.375% Notes, the Company entered into convertible note hedge transactions with affiliates of two of the initial purchasers of the 0.375% Notes. The initial strike price of the convertible note hedge transactions is $33.56 per share of the Company’s Class A common stock (the same as the initial conversion price of the 0.375% Notes) and is similarly subject to certain customary adjustments. The convertible note hedge transactions originally covered 10,429,720 shares of Class A common stock. The cost of the convertible note hedge transactions was $77.2 million. A portion of the net proceeds from the sale of the 0.375% Notes and the warrants discussed below were used to pay for the cost of the convertible note hedge transactions. The cost of the convertible note hedge transactions was recorded as a reduction to additional paid-in capital on the Company’s Consolidated Balance Sheet.

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

During the first quarter of 2009, the Company consummated privately negotiated exchanges of the 0.375% Notes for Class A common stock in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. Pursuant to these exchanges, the Company issued approximately 618,000 shares of the Company’s Class A common stock in exchange for $12.5 million in principal amount of 0.375% Notes. In addition, the Company also repurchased $39.8 million in principal amount of 0.375% Notes for $36.1 million in cash. In accordance with FSP APB 14-1 and APB 26 “Early Extinguishment of Debt,” the Company recorded a gain on the early extinguishment of debt of $4.8 million and a net adjustment to additional paid in capital of $5.7 million related to these transactions. The Company wrote-off unamortized deferred financing fees of $0.5 million in its Consolidated Statement of Operations.

Subsequent to March 31, 2009, the Company repurchased in privately negotiated transactions $3.9 million in principal amount of 0.375% Notes for $3.8 million in cash.

In April 2009, concurrently with the pricing of the 4.0% Notes (see Note 16 for further information) and entering into the convertible note hedge transactions, the Company also terminated the portion of the convertible note hedge and warrant transactions that it entered into in March 2007 with respect to its 0.375% Notes which relates to the $264.1 million principal amount of 0.375% Notes that the Company previously repurchased for cash or stock. The Company received approximately 546,000 shares from the counterparties to the terminated hedge and warrant transactions, representing a net value to the Company of approximately $13.5 million, based on the closing stock price of $24.80 on April 20, 2009.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In accordance with FSP APB 14-1, the Company is amortizing the debt discount on the 0.375% Notes utilizing the effective interest method over the life of the 0.375% Notes which increases the effective interest rate of the 0.375% Notes from its coupon rate of 0.375% to 6.9%. The Company incurred cash interest expense of $0.1 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively. The Company recorded non-cash interest expense of $1.7 million and $4.7 million for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the carrying amount of the equity component related to the 0.375% Notes was $66.4 million.

The following table summarizes the balances for the 0.375% Notes:

	As of March 31, 2009	As of December 31, 2008
		(restated)
	(in thousands)
Principal balance	$85,881	$138,149
Debt discount	(8,815)	(16,185)

Carrying value	$77,066	$121,964

1.875% Convertible Senior Notes due 2013

On May 16, 2008, the Company issued $550.0 million of its 1.875% Notes. Interest on the 1.875% Notes is payable semi-annually on May 1 and November 1. The maturity date of 1.875% Notes is May 1, 2013. The Company incurred deferred financing fees of $12.9 million with the issuance of the 1.875% Notes.

The 1.875% Notes are convertible, at the holder’s option, into shares of the Company’s Class A common stock, at an initial conversion rate of 24.1196 shares of Class A common stock per $1,000 principal amount of 1.875% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $41.46 per share or a 20% conversion premium based on the last reported sale price of $34.55 per share of Class A common stock on the Nasdaq Global Select Market on May 12, 2008, the purchase agreement date. The 1.875% Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing at any time after June 30, 2008 and only during such calendar quarter, if the last reported sale price of the Company’s Class A common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of the Company’s Class A common stock on the last trading day of such preceding calendar quarter, (2) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.875% Notes for each day in the measurement period was less than 95% of the product of the last reported sale price of the Company’s Class A common stock and the applicable conversion rate, (3) if specified distributions to holders of the Company’s Class A common stock are made or specified corporate transactions occur, and (4) at any time on or after February 19, 2013. Upon conversion, the Company has the right to settle its conversion obligation in cash, shares of Class A common stock or a combination of cash and shares of its Class A common stock. From time to time, upon notice to the holders of the 1.875% Notes, the Company may change its election regarding the form of consideration that the Company will use to settle its conversion obligation; provided, however, that the Company is not permitted to change its settlement election after February 18, 2013.

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

One of the convertible note hedge transactions entered into in connection with the 1.875% Notes was with Lehman Brothers OTC Derivatives Inc. (“Lehman Derivatives”). The convertible note hedge transaction with Lehman Derivatives covers 55% of the 13,265,780 shares of Company Class A common stock potentially issuable upon conversion of the 1.875% Notes. In October 2008, Lehman Derivatives filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code. The filing by Lehman Derivatives of a voluntary Chapter 11 bankruptcy petition constituted an “event of default” under the convertible note hedge transaction and warrant transaction with Lehman Derivatives. As a result, on November 7, 2008, the Company terminated the convertible note hedge transaction with Lehman Derivatives. Based on information available to the Company, there is no indication, as of the date of filing this Form 10-Q, that any party other than Lehman Derivatives would be unable to fulfill their obligations under the convertible note hedge transactions.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In accordance with FSP APB 14-1, the Company is amortizing the debt discount on the 1.875% Notes utilizing the effective interest method over the life of the 1.875% Notes which increases the effective interest rate of the Notes from its coupon rate of 1.875% to 9.4%. The Company incurred cash interest expense of $2.6 million for the three months ended March 31, 2009. The Company recorded non-cash interest expense of $6.9 million for the three months ended March 31, 2009. As of March 31, 2009, the carrying amount of the equity component related to the 1.875% Notes was $159.2 million.

The following table summarizes the balances for the 1.875% Notes:

	As of March 31, 2009	As of December 31, 2008
		(restated)
	(in thousands)
Principal balance	$550,000	$550,000
Debt discount	(139,319)	(146,246)

Carrying value	$410,681	$403,754

Senior Secured Revolving Credit Facility

On January 18, 2008, SBA Senior Finance, Inc. (“SBA Senior Finance”), an indirect wholly-owned subsidiary of the Company, entered into a $285.0 million senior secured revolving credit facility with several banks and other financial institutions or entities from time to time parties to the credit agreement (the “Lenders”) (the “Senior Credit Agreement”). On March 5, 2008, SBA Senior Finance entered into a new lender supplement in connection with the senior secured revolving credit facility, which increased the aggregate commitment of the lenders from $285.0 million to $335.0 million. In September 2008, the Company made a drawing request under the senior secured revolving credit facility and Lehman Commercial Paper Inc. (“LCPI”), who was a lender under the senior secured revolving credit facility, did not fund its share of such request. As a result of such failure to fund, SBA delivered a letter to LCPI declaring that LCPI was in default of its obligations under the senior secured revolving credit facility agreement. In October 2008, LCPI filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code. LCPI, a subsidiary of Lehman Brothers Holding Inc. had committed $50.0 million of the original aggregate of $335.0 million in commitments under the senior secured revolving credit facility. As a result, the aggregate commitment of the senior secured revolving credit facility was reduced to $285.0 million. No lender within the facility is committed to fund more than $50.0 million.

Effective April 14, 2009, SBA Senior Finance entered into a New Lender Supplement with Barclays Bank PLC (“Barclays”). The New Lender Supplement added Barclays as a lender under the Senior Credit Facility and increased the aggregate commitment under the Senior Credit Facility from $285.0 million to $320.0 million, the availability of which is based on compliance with certain financial ratios. All other terms of the Senior Credit Facility remain the same.

The senior secured revolving credit facility may be borrowed, repaid and redrawn, subject to compliance with the financial and other covenants in the Senior Credit Agreement. Amounts borrowed under the facility accrue interest at the Eurodollar rate plus a margin that ranges from 150 basis points to 300 basis points or at a Base Rate (as defined in the Senior Credit Agreement) plus a margin that ranges from 50 basis points to 200 basis points, in each case based on the Consolidated Total Debt to Annualized Borrower EBITDA ratio (as defined in the Senior Credit Agreement and discussed below). A 0.5% per annum fee is charged on the

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

amount of unused commitment. The facility will terminate and SBA Senior Finance will repay all amounts outstanding on the earlier of (i) the third anniversary of January 18, 2008 and (ii) the date which is three months prior to (x) the final maturity date of the 0.375% Notes (or any instrument that refinances the 0.375% Notes) or (y) the anticipated repayment date (November 9, 2010) of the Initial CMBS Certificates (or any other refinancing of these instruments). However, SBA Senior Finance may request that each lender under the facility may, in its sole discretion, extend the termination date of the facility for one additional year. The proceeds available under the facility may only be used for the construction or acquisition of towers and for ground lease buyouts. The Company incurred deferred financing fees of $2.8 million associated with the closing of this transaction. As a result of the bankruptcy filing of LCPI, the Company wrote off unamortized deferred financing fees of $0.4 million in the fourth quarter of 2008.

The Senior Credit Agreement requires SBA Senior Finance and the Company to maintain specific financial ratios, including, at the SBA Senior Finance level, a Consolidated Total Debt to Annualized Borrower EBITDA ratio (as defined in the Senior Credit Agreement) that does not exceed 6.9x for any fiscal quarter and an Annualized Borrower EBITDA to Annualized Cash Interest Expense ratio (as defined in the Senior Credit Agreement) of not less than 2.0x for any fiscal quarter. In addition, the Company’s ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (as defined in the Senior Credit Agreement) for any fiscal quarter cannot exceed 9.9x. The Senior Credit Agreement also contains customary affirmative and negative covenants that, among other things, limit SBA Senior Finance’s ability to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions or merge or consolidate, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. As of March 31, 2009, SBA Senior Finance and the Company were in full compliance with the financial covenants contained in the senior secured revolving credit facility.

Upon the occurrence of certain bankruptcy and insolvency events with respect to the Company or certain of our subsidiaries, the revolving credit loans automatically terminate and all amounts due under the Senior Credit Agreement and other loan documents become immediately due and payable. If certain other events of default occur, including failure to pay the principal and interest when due, a breach of the Company’s negative covenants, or failure to perform any other requirement in the Senior Credit Agreement, the Guarantee and Collateral Agreement (as described below) and/or certain other debt instruments, including the CMBS Certificates, then, with the permission of a majority of the lenders, the revolving credit commitments will terminate and all amounts due under the Senior Credit Agreement and other loan documents become immediately due and payable.

In connection with the senior secured revolving credit facility, the Company entered into a Guarantee and Collateral Agreement, pursuant to which the Company, Telecommunications and substantially all of the domestic subsidiaries of SBA Senior Finance which are not Borrowers under the CMBS Certificates, guarantee amounts owed under the senior secured revolving credit facility. Amounts borrowed under the senior secured revolving credit facility will be secured by a first lien on substantially all of SBA Senior Finance’s assets not previously pledged under the CMBS Certificates and substantially all of the assets, other than leasehold, easement or fee interest in real property, of the guarantors, including the Company and SBA Telecommunications.

On July 18, 2008, SBASF entered into the First Amendment to the Senior Credit Agreement to effect the terms of the Agreement and Plan of Merger among the Company, Optasite and the other parties thereto, which was effective upon the acquisition of Optasite. The First Amendment (i) deletes from the definition of Annualized Borrower EBITDA, any EBITDA generated by Optasite and its subsidiaries to the extent that such entities are not guarantors under the Guarantee and Collateral Agreement, and, to the extent not permitted under the Optasite Credit Facility, (ii) excludes Optasite and its subsidiaries from an obligation to become

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

guarantors under the Guarantee and Collateral Agreement and (iii) permits the Company to not pledge any stock or rights that it owns in Optasite or any of its subsidiaries as collateral under the Guarantee and Collateral Agreement.

During the first three months of 2009, SBASF borrowed $8.5 million under this facility, which is presented within “Cash flows from financing activities” on the Company’s Consolidated Statements of Cash Flows. The Company used or designated such proceeds for construction and acquisition of towers and for ground lease buyouts. As of March 31, 2009, the Company had $239.1 million outstanding under this facility and had approximately $0.1 million of letters of credit posted against the availability of the credit facility outstanding. The weighted average effective interest rate for amounts borrowed under the senior secured revolving credit facility for the three months ended March 31, 2009 was 2.5%. As of March 31, 2009, availability under the credit facility was approximately $45.8 million.

Optasite Credit Facility

On September 16, 2008, in connection with the acquisition of Optasite, the Company assumed Optasite’s fully drawn $150 million senior credit facility (the “Optasite Credit Facility”) pursuant to a credit agreement by and among SBA Infrastructure LLC, (a subsidiary of SBA Infrastructure Holdings I, Inc., formerly known as Optasite Holding Company, Inc.) as borrower (“Infrastructure”), Morgan Stanley Asset Funding Inc. (“Morgan Stanley”), as administrative agent and collateral agent, and the lenders (the “Lenders”) from time to time party thereto (the “Optasite Credit Facility Agreement”). The Optasite Credit Facility is secured by all of the property and interest in property of Infrastructure. The Company recorded the Optasite Credit Facility at its fair value of $147.0 million on the date of acquisition. Interest on the Optasite Credit Facility accrues at the one month Eurodollar Rate plus 165 basis points and interest payments are due monthly. Commencing November 1, 2008, the Company began paying an amount equal to the monthly percentage share of the aggregate outstanding principal amount of the Optasite Credit Facility based on a twenty-five year amortization and the facility cannot be re-drawn. The Optasite Credit Facility matures on November 1, 2010, when the remaining principal will be due in full. Principal outstanding under the Optasite Credit Facility may be partially prepaid at the option of Infrastructure, and must be prepaid, in certain circumstances, from the proceeds of new indebtedness, asset sales or insurance claims.

The Optasite Credit Facility Agreement requires Infrastructure to maintain specific financial ratios, including that Infrastructures’ consolidated debt to Aggregate Tower Cash Flow (as defined in the Optasite Credit Facility Agreement) be less than 7.0x, that its Debt Service Coverage Ratio (as defined in the Optasite Credit Facility Agreement) be more than 1.5x, and that the aggregate amount of Annualized Rents generated from Tenant Leases in respect of rooftop towers does not exceed 5% of Aggregate Annualized Rent. The Optasite Credit Facility Agreement also contains customary affirmative and negative covenants that, among other things, limit Infrastructure’s ability to incur additional indebtedness, grant certain liens, assume certain guarantee obligations, enter into certain mergers or consolidations, including a sale of all or substantially all of its assets, or engage in certain asset dispositions. As of March 31, 2009, the Company was in full compliance with the financial covenants and the terms of the Optasite Credit Facility agreement.

Upon the occurrence of certain bankruptcy and insolvency events with respect to Infrastructure or the Company or any of the Company’s subsidiaries, all amounts due under the Optasite Credit Facility agreement become immediately due and payable. If certain other events of default occur, such as the failure to pay any principal of any loan when due, or are continuing, such as failure to pay interest on any loan when due, failure to comply with the financial ratios, a change of control of the Company or failure to perform under any other Infrastructure loan document, all amounts due under the Optasite Credit Facility agreement may be immediately due and payable.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In connection with its assumption of the Optasite Credit Facility, the Company entered into Guarantee Agreements dated as of July 18, 2008 by and among the Company and Morgan Stanley pursuant to which the Company guaranteed Infrastructure’s obligations under the Optasite Credit Facility, including but not limited to, principal and interest owed under the Optasite Credit Facility, as well as the lenders’ actual losses arising out of (i) fraud or intentional misrepresentation of Infrastructure, (ii) intentional actions by Infrastructure, (iii) failure of Infrastructure to comply with environmental laws or (iv) bankruptcy or other insolvency proceedings of Infrastructure.

As of March 31, 2009, the outstanding balance under the Optasite Credit Facility was $147.5 million which was recorded at its discounted carrying value of $145.3 million. The interest rate for amounts borrowed under the Optasite Credit Facility as of March 31, 2009 was 2.2%. The Company recorded non-cash interest expense of approximately $0.4 million for the three months ended March 31, 2009.

Capital Lease Obligations

The Company’s capital lease obligations outstanding were $1.1 million as of March 31, 2009 and $1.2 million as of December 31, 2008. These obligations bear interest rates ranging from 1.61% to 4.92% and mature in periods ranging from approximately one to five years.

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

On October 30, 2006, an indirect subsidiary of the Company entered into a purchase agreement with JP Morgan Securities, Inc., Lehman Brothers Inc. and Deutsche Bank Securities Inc. regarding the purchase and sale of $1.15 billion of commercial mortgage pass-through certificates issued by the Trust, a trust established by the Depositor. In connection with this agreement, the Company terminated the Additional CMBS Certificate Swaps, resulting in a $14.5 million settlement payment by the Company which was recorded in the Statements of Cash Flows as a financing activity. The Company determined a portion of the swaps to be ineffective, and as a result, the Company recorded $1.7 million as interest expense on the Consolidated Statements of Operations during 2006. The additional deferred loss of $12.8 million of the Additional CMBS Certificate Swaps was recorded in accumulated other comprehensive loss, net of applicable income taxes on the Company’s Consolidated Balance Sheets as it was determined to be an effective cash flow hedge. The deferred loss is being amortized utilizing the effective interest method over the anticipated five year life of the Additional CMBS Certificates and increases the effective interest rate on these certificates by 0.3% over the weighted average fixed interest rate of 6.0%. The unamortized value of the net deferred loss is recorded in accumulated other comprehensive loss, net on the Company’s Consolidated Balance Sheets. The Company recorded amortization of $0.6 million as interest expense on

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the Company’s Consolidated Statement of Operations for each of the three months ended March 31, 2009 and March 31, 2008, respectively.

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

On November 4, 2005, an indirect subsidiary of the Company entered into a purchase agreement with Lehman Brothers Inc. and Deutsche Bank Securities Inc. regarding the purchase and sale of $405.0 million of commercial mortgage pass-through certificates issued by the Trust, a trust established by the Depositor. In connection with this agreement, the Company terminated the Initial CMBS Certificate Swaps, resulting in a $14.8 million settlement payment to the Company which was recorded in the Statements of Cash Flows as a financing activity. The Company determined the Initial CMBS Certificate Swaps to be effective cash flow hedges and recorded the deferred gain of the Initial CMBS Certificate Swaps in accumulated other comprehensive loss, net of applicable income taxes on the Company’s Consolidated Balance Sheets. The deferred gain is being amortized utilizing the effective interest method over the anticipated five year life of the Initial CMBS Certificates and reduces the effective interest rate on the Initial CMBS Certificates by 0.8%. For the three months ended March 31, 2009, the Company wrote off $0.1 million of the deferred gain of the Initial CMBS Certificates as a result of the repurchases of the Initial CMBS Certificates.

The Company recorded amortization of $0.7 million as an offset to interest expense on the Company’s Consolidated Statements of Operations for both the three months ended March 31, 2009 and 2008.

11. EARNINGS PER SHARE

As of March 31, 2009, the Company has potential common stock equivalents related to its outstanding stock options and the 0.375% Notes and 1.875% Notes (see Note 9). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for each period presented.

12. STOCK BASED COMPENSATION

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model in accordance with the provisions of SFAS No. 123R “Share-Based Payments.” The Company accounts for stock issued to non-employees in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” In accordance with EITF 96-18, the stock options granted to non-employees are valued

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

using the Black-Scholes option-pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options to non-employees is the vesting date. Expense related to the options granted to non-employees is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.

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

	For the year three ended March 31,
	2009	2008
Risk free interest rate	1.30% - 1.56%	2.1% - 2.4%
Dividend yield	0.0%	0.0%
Expected volatility	55.7%	41.6%
Expected lives	3.21-4.08 years	3.35-3.73 years

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s activities with respect to its stock option plans for the first three months of 2009 as follows:

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)
	(in thousands)
Outstanding at December 31, 2008	3,788	$20.31	5.7
Granted	1,055	$19.68
Exercised	(147)	$7.98
Canceled	(19)	$30.61

Outstanding at March 31, 2009	4,677	$20.52	5.8

Exercisable at March 31, 2009	2,273	$16.22	5.3

Unvested at March 31, 2009	2,404	$24.58	6.3

The weighted-average fair value of options granted during the three months ended March 31, 2009 and March 31, 2008 was $8.51 and $10.87, respectively. The total intrinsic value for options exercised during the three months ended March 31, 2009 and 2008 was $2.1 million and $2.7 million, respectively.

Employee Stock Purchase Plan

In 1999, the Board of Directors of the Company adopted the 1999 Stock Purchase Plan (the “1999 Purchase Plan”). A total of 500,000 shares of Class A common stock were reserved for purchase under the 1999 Purchase Plan. During 2003, an amendment to the 1999 Purchase Plan was adopted which increased the number of shares reserved for purchase from 500,000 to 1,500,000 shares. In April 2009, the 1999 Plan expired and no shares were issued under the 1999 Plan during 2009. During 2008, the Company adopted the 2008 Employee Stock Purchase Plan (“2008 Purchase Plan”) which reserved 500,000 shares of Class A common stock for purchase. The 2008 Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to 85% of the fair market value of Class A common stock on the last day of an offering period. During the three months ended March 31, 2009, approximately 11,000 shares of Class A common stock were issued under the 2008 Purchase Plan, which resulted in cash proceeds to the Company of $0.2 million compared to the three months ended March 31, 2008 when approximately 15,300 shares of Class A common stock were issued under the 1999 Purchase Plan, which resulted in cash proceeds to the Company of $0.4 million. In addition, the Company recorded approximately $.03 million and $0.1 million of non-cash compensation expense relating to these shares for each of the three months ended March 31, 2009 and March 31, 2008, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-Cash Compensation Expense

The table below reflects a break out by category of the amounts recognized on the Company’s Statements of Operations for the three months ended March 31, 2009 and 2008, respectively, for non-cash compensation expense:

	For the three months ended March 31,
	2009	2008
	(in thousands)
Cost of revenues	$50	$86
Selling, general and administrative	1,576	1,449

Total cost of non-cash compensation included in net loss	1,626	1,535

Impact on net loss per common share:
Basic and diluted	$(0.01)	$(0.01)

In addition, the Company capitalized $0.01 million and $0.03 million relating to non-cash compensation during the three months ended March 31, 2009 and 2008, respectively, to fixed assets and intangible assets.

13. INCOME TAXES

The Company had taxable losses during the three months ended March 31, 2009 and 2008, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses.

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

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment (1)	Total
	(in thousands)
Three months ended March 31, 2009
Revenues	$115,478	$4,172	$15,400	$—	$135,050
Cost of revenues	$27,565	$3,023	$13,950	$—	$44,538
Depreciation, amortization and accretion	$63,180	$44	$200	$229	$63,653
Operating income (loss)	$14,915	$746	$(70)	$(1,241)	$14,350
Capital expenditures(2)	$20,666	$3	$36	$49	$20,754

Three months ended March 31, 2008
Revenues	$89,375	$4,985	$15,557	$—	$109,917
Cost of revenues	$22,047	$4,192	$13,996	$—	$40,235
Depreciation, amortization and accretion	$46,790	$45	$181	$337	$47,353
Operating income (loss)	$13,650	$336	$96	$(2,244)	$11,838
Capital expenditures(2)	$58,639	$73	$264	$134	$59,110

Assets
As of March 31, 2009	$3,053,102	$3,421	$24,417	$91,080	$3,172,020
As of December 31, 2008 (as restated)	$3,092,965	$4,375	$25,413	$85,076	$3,207,829

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Includes acquisitions and related earn-outs and vehicle capital lease additions.

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

The following is a list of significant customers (representing at least 10% of revenue for the periods reported) and the percentage of total revenue for the specified time periods derived from such customers:

	Percentage of Site Leasing Revenue for the three months ended March 31,
	2009	2008
AT&T	25.5%	24.7%
Sprint	23.6%	25.9%
Verizon	16.0%	10.2%
T-Mobile	11.3%	10.7%

	Percentage of Site Development Consulting Revenue for the three months ended March 31,
	2009	2008
T-Mobile	38.9%	0.0%
Verizon	20.5%	20.3%
Metro-PCS	8.1%	14.6%

	Percentage of Site Development Construction Revenue for the three months ended March 31,
	2009	2008
T-Mobile	41.8%	10.3%
Nsoro Mastec	12.5%	1.7%
Metro PCS	10.0%	3.5%
Sprint	0.5%	27.1%

At March 31, 2009, five significant customers comprised 49.1% of total gross accounts receivable compared to five significant customers which comprised 41.7% of total gross accounts receivable at December 31, 2008.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16. SUBSEQUENT EVENTS

4.0% Convertible Senior Notes due 2014

On April 24, 2009, the Company issued $500.0 million of its 4.0% Convertible Senior Notes (“4.0% Notes”) in a private placement transaction. Interest on the 4.0% Notes is payable semi-annually on April 1 and October 1. The maturity date of the 4.0% Notes is October 1, 2014. The Company incurred deferred financing fees of $11.9 million with the issuance of the 4.0% Notes.

The 4.0% Notes are convertible, at the holder’s option, into shares of the Company’s Class A common stock, at an initial conversion rate of 32.9164 shares of Class A common stock per $1,000 principal amount of 4.0% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $30.38 per share or a 22.5% conversion premium based on the last reported sale price of $24.80 per share of the Company’s Class A common stock on the Nasdaq Global Select Market on April 20, 2009, the purchase agreement date. The 4.0% Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing at any time after June 30, 2009 and only during such calendar quarter, if the last reported sale price of the Company’s Class A common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of Class A common stock on the last day of such preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each day in the measurement period was less than 95% of the product of the last reported sale price of the Company’s Class A common stock and the applicable conversion rate; (3) if specified distributions to holders of the Company’s Class A common stock are made or specified corporate transactions occur; or (4) at any time on or after July 22, 2014. Upon conversion, the Company has the right to settle its conversion obligation in cash, shares of Class A common stock or a combination of cash and shares of its Class A common stock. From time to time, upon notice to the holders of the 4.0% Notes, the Company may change its election regarding the form of consideration that the Company will use to settle its conversion obligation; provided, however, that the Company is not permitted to change its settlement election after July 21, 2014.

The net proceeds of this offering were approximately $488.1 million after deducting discounts, commissions and expenses. Contemporaneously with the closing of the sale of the 4.0% Notes, a portion of the net proceeds from the sale of the 4.0% Notes was used to repurchase approximately 2.0 million shares of the Company’s Class A common stock, valued at approximately $50.0 million based on the closing stock price of $24.80 on April 20, 2009. These repurchased shares were immediately retired by the Company. The repurchased shares will be recorded as a reduction to Class A common stock for the par value of the Class A common stock as well as an increase to accumulated deficit.

Concurrently with the pricing of the 4.0% Notes, the Company entered into convertible note hedge transactions whereby the Company purchased from affiliates of certain of the initial purchasers of the 4.0% Notes an option covering 16,458,196 shares of its Class A common stock at an initial strike price of $30.38 per share (the same as the initial conversion price of the notes). Separately and concurrently with the pricing of the 4.0% Notes, the Company entered into warrant transactions whereby it sold to affiliates of certain of the initial purchasers of the 4.0% Notes warrants to acquire 16,458,196 shares of its Class A common stock at an initial price of $44.64 per share. The Company used approximately $61.6 million of the net proceeds from the 4.0% Notes offering plus proceeds from the warrant transactions to fund the cost of the convertible note hedge transactions. The convertible note hedge transactions and the warrant transactions, taken as a whole, effectively increase the conversion price of the 4.0% Notes from $30.38 per share to $44.64 per share, reflecting a premium of 80% based on the closing stock price of $24.80 per share of the Company’s Class A common stock on April 20, 2009. As the Company cannot determine when, or whether, the 4.0% Notes will be converted, the convertible note hedge transactions and the warrant transactions taken as a whole, minimize the dilution risk associated with early

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

conversion of the notes until such time that the Company’s Class A common stock is trading at a price above $44.64 per share. The remaining net proceeds of $376.5 million will be used for general corporate purposes, including repurchases or repayments of the Company’s outstanding debt.

Acquisitions

Subsequent to March 31, 2009, the Company acquired six towers for approximately 231,000 shares of the Company’s Class A common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications towers. Our principal operations are in the United States, Puerto Rico and the U.S. Virgin Islands. Our primary business line is our site leasing business, which contributed 97.1% of our segment operating profit for the three months ended March 31, 2009. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative or acquired. As of March 31, 2009, we owned 7,884 towers, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to wireless service providers. We also manage or lease approximately 5,000 actual or potential communications sites, approximately 550 of which are revenue producing. Our second business line is our site development business, through which we assist wireless service providers with developing and maintaining their own wireless service networks.

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

For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as a result of adding additional customers to the tower. The amount of other direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower, but typically do not make up a large percentage of total operating costs. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower or upgrading or repairing an access road or fencing. Lastly, land leases generally have an initial term of five years with five or more additional automatic renewal periods of five years at our option and provide for rent escalators which typically average 3% - 4% annually or provide for term escalators of approximately 15%. Of the 7,884 towers in our portfolio, as of March 31, 2009, approximately 26.2% are located on parcels of land that we own, land subject to perpetual easements, or parcels of land that have a leasehold interest that extends beyond 50 years.

Our site leasing business generates substantially all of our total segment operating profit. As indicated in the table below, our site leasing business generated 85.5% and 81.3% of our total revenue during the three months ended March 31, 2009 and March 31, 2008, respectively. For information regarding our operating segments, please see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Revenues
	For the three months ended March 31,
	2009	2008
	(dollars in thousands)
Site leasing revenue	$115,478	$89,375
Total revenues	$135,050	$109,917
Percentage of total revenues	85.5%	81.3%

	Segment Operating Profit
	For the three months ended March 31,
	2009	2008
	(dollars in thousands)
Site leasing segment operating profit (1)	$87,913	$67,328
Total segment operating profit (1)	$90,512	$69,682
Site leasing segment operating profit percentage of total segment operating profit (1)	97.1%	96.6%

(1)

Site leasing segment operating profit and total segment operating profit are non-GAAP financial measures. We reconcile these measures and provide other Regulation G disclosures later in this quarterly report in the section entitled “Non-GAAP Financial Measures.”

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

The following rollforward summarizes the activity in our tower portfolio from December 31, 2008 to March 31, 2009:

Number of Towers
Towers owned at December 31, 2008	7,854
Purchased towers	7
Constructed towers	25
Towers reclassified/disposed (1)	(2)
Towers owned at March 31, 2009	7,884

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

The table below provides the percentage of total company revenues contributed by site development consulting services and site development construction services for the three months ended March 31, 2009 and 2008. Information regarding the total assets used in our site development services businesses is included in Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Percentage of Revenues
	For the three months ended March 31,
	2009	2008
Site development consulting	3.1%	4.5%
Site development construction	11.4%	14.2%

CRITICAL ACCOUNTING POLICIES

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2008, included in the Form 10-K filed with the Securities and Exchange Commission on February 27, 2009. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

Asset Impairment

We evaluate the potential impairment of individual long-lived assets, principally the tower sites, on an annual basis or when an indicator of impairment exists. We record an impairment charge when we believe an investment in towers or the related intangible assets has been impaired, such that future undiscounted cash flows would not recover the then current carrying value of the investment in the tower site. We consider many factors and make certain assumptions when making this assessment, including, but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. In addition, we make certain assumptions in determining an asset’s fair value less costs to sell for purposes of calculating the amount of an impairment charge. Changes in those assumptions or market conditions may result in a fair value less costs to sell which is different from management’s estimates. Future adverse changes in market conditions could result in losses or an inability to recover the carrying value, thereby possibly requiring an impairment charge in the future. In addition, if our assumptions regarding future undiscounted cash flows and related assumptions are incorrect, a future impairment charge may be required.

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

RESTATEMENT FOR ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

Effective January 1, 2009, we adopted FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (including partial cash settlement) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Our 0.375% Convertible Senior Notes due 2010 and 1.875% Convertible Senior Notes due 2013 are subject to FSP APB 14-1. FSP APB 14-1 requires companies to retroactively apply the requirements of the pronouncement to all periods presented. In accordance with FSP APB 14-1, we recorded a debt discount and corresponding increase to additional paid in capital of approximately $74.4 million for the 0.375% Notes and approximately $163.0 million for the 1.875% Notes as of their date of issuance (March 26, 2007 for the 0.375% Notes and May 16, 2008 for the 1.875% Notes). Our consolidated balance sheet as of December 31, 2008 has been retroactively adjusted to reduce the carrying value of the 0.375% Notes and 1.875% Notes and reflect the conversion option in equity. In addition, we have reclassified, as a reduction to equity, deferred financing fees of $1.8 million and $3.8 million for the 0.375% Notes and 1.875% Notes, respectively, related to debt issuance costs of the equity component of the convertible debt. Our consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2008 have been retroactively adjusted to reflect the non-cash interest expense related to the accretion of the reduced carrying value of the convertible notes back to its full principal balance over the term of the convertible notes. In addition, the amortization of deferred financing fees has been restated to reflect the amortization of the deferred financing fees related only to the liability component of the convertible debt. See Note 9 to the consolidated financial statements for a summary of the effects on our consolidated statement of operations for the three months ended March 31, 2008 and consolidated balance sheet as of December 31, 2008. The accompanying Management’s Discussion and Analysis reflects the changes due to the implementation of FSP APB 14-1.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues:

	For the three months ended March 31,
	2009	Percentage of Revenues	2008	Percentage of Revenues	Dollar Change	Percentage Change
		(in thousands, except for percentages)
Site leasing	$115,478	85.5%	$89,375	81.3%	$26,103	29.2%
Site development consulting	4,172	3.1%	4,985	4.5%	(813)	(16.3)%
Site development construction	15,400	11.4%	15,557	14.2%	(157)	(1.0)%

Total revenues	$135,050	100.0%	$109,917	100.0%	$25,133	22.9%

Site leasing revenues increased $26.1 million during the first quarter of 2009 as compared to the same period in the prior year due to an increase in the number of tenants and the amount of equipment added to our historical towers and from revenue generated by the towers that we acquired in the 2008 acquisitions of TowerCo, Optasite and Light Tower and the other towers that we acquired or constructed subsequent to March 31, 2008. As of March 31, 2009, we had 19,447 tenants as compared to 15,726 tenants at March 31, 2008. We have also experienced, on average, higher rents per tenant due to higher rents from new tenants, higher rents upon renewals by existing tenants and higher rental rates from additional equipment added by existing tenants.

Site development consulting and construction revenues decreased $1.0 million during the first quarter of 2009 as compared to the same period in the prior year primarily due to the wind-down or completion of certain of our prior contracts with a single services customer, offset slightly by an increase in new contracts.

Operating Expenses:

	For the three months ended March 31,
	2009	2008	Dollar Change	Percentage Change
	(in thousands, except for percentages)
Cost of revenues (exclusive of depreciation, accretion and amortization):
Site leasing	$27,565	$22,047	$5,518	25.0%
Site development consulting	3,023	4,192	(1,169)	(27.9)%
Site development construction	13,950	13,996	(46)	(0.3)%
Selling, general and administrative	12,075	10,491	1,584	15.1%
Acquisition related expenses	434	—	434	100.0%
Depreciation, accretion and amortization	63,653	47,353	16,300	34.4%

Total operating expenses	$120,700	$98,079	$22,621	23.1%

Site leasing cost of revenues increased $5.5 million during the first quarter of 2009 as compared to the same period in the prior year primarily as a result of the growth in the number of towers owned by us, which was 7,884 at March 31, 2009 up from 6,325 at March 31, 2008 offset by the positive impact of our ground lease purchase program.

Site development cost of revenues decreased $1.2 million during the first quarter of 2009 as compared to the same period in the prior year primarily due to the wind-down or completion of certain of our prior consulting contracts from a single services customer, offset slightly by an increase in new contracts.

Selling, general and administrative expenses increased $1.6 million during the first quarter of 2009 as compared to the same period in the prior year primarily as a result of an increase in salaries, benefits and other employee related expenses resulting primarily from a higher number of employees. Selling, general and administrative expenses for the three months ended March 31, 2008, also included a one-time benefit of $0.9 million associated with the reduction of accruals that were originally recorded at estimated amounts.

Acquisition related expenses of $0.4 million are acquisition related costs the nature of which were capitalized in the first quarter of 2008, but pursuant to the Company’s adoption of Statement of Financial Accounting Standards 141(R) on January 1, 2009, are required to be expensed and included within operating expenses.

Depreciation, accretion and amortization expense increased $16.3 million to $63.7 million for the three months ended March 31, 2009 from $ 47.4 million for the three months ended March 31, 2008 due to an increase in the number of towers and associated intangible assets owned at March 31, 2009 compared to those owned at March 31, 2008.

Operating Income:

Operating income was $14.4 million for the three months ended March 31, 2009 as compared to $11.8 million for the three months ended March 31, 2008. The increase of $2.6 million was primarily the result of higher revenues without a commensurate increase in cost of revenues in the site leasing segment offset by an increase in selling, general and administrative expenses and depreciation, accretion and amortization expense.

Segment Operating Profit:

	For the three months ended March 31,
	2009	2008	Dollar Change	Percentage Change
	(in thousands)
Segment operating profit:
Site leasing	$87,913	$67,328	$20,585	30.6%
Site development consulting	1,149	793	356	44.9%
Site development construction	1,450	1,561	(111)	(7.1)%

Total	$90,512	$69,682	$20,830	29.9%

The increase in site leasing segment operating profit related primarily to additional revenue generated by the number of towers acquired and constructed after March 31, 2008, additional revenue from the increased number of tenants and tenant equipment on our sites in the first quarter of 2009 compared to the first quarter of 2008, control of our site leasing cost of revenue and the positive impact of our ground lease purchase program. We reconcile segment operating profit and provide other Regulation G disclosures later in this quarterly report in the section entitled “Non-GAAP Financial Measures.”

Other Income (Expense):

	For the three months ended March 31,
	2009	2008	Dollar Change	Percentage Change
		(restated)
	(in thousands)
Interest income	$288	$2,098	$(1,810)	(86.3)%
Interest expense	(26,696)	(23,655)	(3,041)	12.9%
Non-cash interest expense	(8,975)	(4,715)	(4,260)	90.3%
Amortization of deferred financing fees	(2,576)	(2,366)	(210)	8.9%
Gain from extinguishment of debt net of write-off of deferred financing fees	5,948	—	5,948	100%
Other income (expense)	13	(2,348)	2,361	(100.6)%

Total other expense	$(31,998)	$(30,986)	$(1,012)	3.3%

Interest income decreased $1.8 million for the three months ended March 31, 2009 from the three months ended March 31, 2008. This decrease was primarily the result of lower interest rates and lower invested funds in the first quarter of 2009 compared to first quarter of 2008.

Interest expense for the three months ended March 31, 2009 increased $3.0 million from the three months ended March 31, 2008. This increase was primarily due to the higher weighted average amount of cash-interest bearing debt outstanding for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, offset slightly by a reduction in our weighted average cash interest rate for the same periods. Specifically, during the three months ended March 31, 2009, we had $550.0 million of 1.875% Notes outstanding which were issued in May 2008, paid fees and interest on a higher weighted average outstanding balance under our senior secured revolving credit facility, and paid fees and interest on the Optasite Credit Facility which was assumed in the Optasite acquisition in September 2008.

Non-cash interest expense for the three months ended March 31, 2009 increased $4.3 million from the three months ended March 31, 2008 (see additional discussion in “Restatement for Adoption of New Accounting Pronouncement”). This increase reflects the accretion of debt discounts on the 1.875% Notes and the Optasite Credit Facility offset by the repurchase of $264.1 million of the 0.375% Notes in the fourth quarter of 2008 and first quarter of 2009.

Amortization of deferred financing fees was $2.6 million for the three months ended March 31, 2009 compared to $2.4 million for the three months ended March 31, 2008 primarily due to the amortization of fees on the 1.875% Notes issued in May 2008 offset by the impact of the repurchases of the 0.375% Notes in the fourth quarter of 2008 and first quarter of 2009.

Gain from extinguishment of debt net of write-off of deferred financing fees for the three months ended March 31, 2009 was $5.9 million. This gain includes $4.8 million associated with the repurchase of $52.3 million of our 0.375% Notes and $1.7 million of our CMBS Certificates offset by a write-off of $0.6 million in deferred financing fees. See discussion in Note 9 in the Condensed Notes to Consolidated Financial Statements for more information.

Other income (expense) for the three months ended March 31, 2008 includes a $2.5 million other-than-temporary impairment charge on our investments in auction rate securities.

Adjusted EBITDA:

Adjusted EBITDA was $81.7 million for the three months ended March 31, 2009 as compared to $61.5 million for the three months ended March 31, 2008. The increase of $20.2 million is primarily the result of increased segment operating profit from our site leasing segment. We reconcile this measure and provide other Regulation G disclosures later in this quarterly report in the section entitled “Non-GAAP Financial Measures.”

Net Loss:

Net loss was $17.9 million for the three months ended March 31, 2009 as compared to $19.2 million for the three months ended March 31, 2008. The decrease of $1.3 million was primarily the result of an increase in site leasing revenues offset by the increase in depreciation, accretion and amortization expense, interest expense and amortization of deferred financing fees.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation (“SBA Communications”) is a holding company with no business operations of its own. SBA Communication’s only significant asset is the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”) which is also a holding company that owns the outstanding capital stock of SBA Infrastructure Holdings I, Inc. and SBA Senior Finance, Inc. (“SBA Senior Finance”). SBA Senior Finance directly or indirectly, owns the equity interest in substantially all of our non-SBA Infrastructure Holdings I, Inc. subsidiaries. We conduct all of our business operations through our SBA Senior Finance subsidiaries, primarily the borrowers under the mortgage loan underlying the CMBS Certificates, SBA Senior Finance II LLC and SBA Infrastructure Holdings I, Inc. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries.

A summary of our cash flows is as follows:

For the three months ended March 31, 2009
(in thousands)
Summary cash flow information:
Cash provided by operating activities	$49,284
Cash used in investing activities	(5,471)
Cash used in financing activities	(32,885)

Increase in cash and cash equivalents	10,928
Cash and cash equivalents, December 31, 2008	78,856

Cash and cash equivalents, March 31, 2009	$89,784

Sources of Liquidity

We fund our growth, including our tower portfolio growth, through cash flows from operations, long-term indebtedness and equity issuances.

Cash provided by operating activities was $49.3 million for the three months ended March 31, 2009 as compared to $34.7 million for the three months ended March 31, 2008. This increase was primarily the result of an increase in the segment operating profit from the site leasing segment.

Effective April 14, 2009, SBA Senior Finance entered into a New Lender Supplement to the Senior Credit Agreement with Barclays Bank PLC. The New Lender Supplement added Barclays as a lender under the senior secured revolving credit facility and increased the aggregate commitment under the senior secured revolving credit facility from $285.0 million to $320.0 million, availability of which is based on compliance with certain financial ratios. All other terms of the senior secured revolving credit facility remain the same.

On April 24, 2009, we issued $500.0 million of our 4.0% Convertible Senior Notes due 2014, which we refer to as our 4.0% Notes, in a private placement. Interest is payable on the 4.0% Notes semi-annually on April 1 and October 1 of each year. The 4.0% Notes are convertible, at the holder’s option, under certain circumstances, at an initial conversion rate of 32.9164 shares of our Class A common stock per $1,000 principal amount of 4.0% Notes. This is equivalent to an initial conversion price of approximately $30.38 per share or a 22.5% conversion premium based on the last reported sale price of $24.80 per share of our Class A common stock on the Nasdaq Global Select Market on April 20, 2009, the purchase agreement date.

The net proceeds of this offering were approximately $488.1 million after deducting discounts, commissions and expenses. Contemporaneously with the closing of the sale of the 4.0% Notes, a portion of the net proceeds from the sale of the 4.0% Notes was used to repurchase approximately 2.0 million shares of our Class A common stock, valued at approximately $50.0 million based on the closing stock price of $24.80 on April 20, 2009. We immediately retired these repurchased shares. Concurrently with the pricing of the 4.0% Notes, the Company entered into convertible note hedge and warrant transactions. A portion of the net proceeds from the sale of the 4.0% Notes and the warrants were used to pay for the cost of the convertible note hedge transactions. The remaining net proceeds of $376.5 million will be used for general corporate purposes, including repurchases or repayments of our outstanding debt.

Registration Statements

In connection with our acquisitions, we have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or companies that provide related services. During the three months ended March 31, 2009, we issued approximately 0.4 million shares of Class A common stock under this registration statement for the acquisition of towers and land. As of March 31, 2009, we had approximately 2.1 million shares of Class A common stock remaining under this shelf registration statement.

On March 3, 2009, in connection with the expiration of our April 14, 2006 automatic shelf registration statement on April 14, 2009, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement.

Uses of Liquidity

Our principal use of liquidity is cash capital expenditures associated with the growth of our tower portfolio and, most recently and for a limited period of time, to take advantage of certain market opportunities for the repurchase of debt. Our cash capital expenditures, including cash used for acquisitions, for the three months ended March 31, 2009 were $11.7 million. The $11.7 million included cash capital expenditures of $1.1 million that we primarily incurred in connection with earnouts paid associated with previous acquisitions, net of related prorated rental receipts and payments. The $11.7 million also includes $5.1 million related to new tower construction, $1.5 million for tower maintenance capital expenditures, $0.9 million for augmentations and tower upgrades, $0.1 million for general corporate expenditures and $3.0 million for ground lease purchases. The $5.0 million of new tower construction included costs associated with the completion of 25 towers during the three months ended March 31, 2009 and cost incurred on sites currently in process.

During the first quarter of 2009, we consummated privately negotiated exchanges of stock for outstanding 0.375% Notes in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. Pursuant to these exchanges we issued approximately 618,000 shares of our Class A common stock in exchange for $12.5 million in principal amount of 0.375% Notes. We also repurchased in privately negotiated transactions $39.8 million in principal amount of 0.375% Notes and $7.6 million of CMBS Certificates for $42.0 million in cash. From time to time, in order to optimize our liquidity and leverage and take advantage of certain market opportunities, we have and may in the future repurchase, for cash or equity, our outstanding indebtedness, including our 0.375% Notes, our 1.875% Notes and our 2005 and 2006 collateralized mortgage backed securities, in privately-negotiated transactions or in open market transactions.

Subsequent to March 31, 2009, the Company repurchased, in privately negotiated transactions, $3.9 million of its 0.375% Convertible Senior Notes and $9.8 million of its 2005 CMBS Notes for $13.2 million in cash. As of the date of this quarterly filing, the Company has $81.9 million of its 0.375% Convertible Senior Notes, $550.0 million of its 1.875% Convertible Senior Notes and $1.47 billion of its 2005 and 2006 CMBS Notes outstanding.

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

During 2009, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $6 million to $9 million and discretionary cash capital expenditures based on current obligations of $40 million to $60 million primarily associated with the 80 to 100 towers we intend to build in 2009, tower augmentations and ground lease purchases. Given our improved liquidity resulting from the 4.0% convertible note issuance, we are seeking to invest more cash in tower acquisitions in 2009.

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

Debt Service Requirements

At March 31, 2009, we had $391.8 million outstanding of Initial CMBS Certificates. The Initial CMBS Certificates have an anticipated repayment date of November 2010. Interest on the Initial CMBS Certificates is payable monthly at a blended annual rate of 5.6%. Based on the amounts outstanding at March 31, 2009, debt service for the next twelve months on the Initial CMBS Certificates will be $21.9 million.

At March 31, 2009, we had $1.1 billion outstanding of Additional CMBS Certificates. The Additional CMBS Certificates have an anticipated repayment date of November 2011. Interest on the Additional CMBS Certificates is payable monthly at a blended annual rate of 6.0%. Based on the amounts outstanding at March 31, 2009, annual debt service for the next twelve months on the Additional CMBS Certificates will be $65.4 million.

At March 31, 2009, we had $85.9 million outstanding of 0.375% Notes (which was recorded at its discounted carrying value of $77.1 million). The 0.375% Notes have a maturity date of December 1, 2010. Interest on the 0.375% Notes is payable semi-annually each June 1 and December 1. Based on the amounts outstanding at March 31, 2009, debt service for the next twelve months on the 0.375% Notes will be $0.3 million.

At March 31, 2009, we had $550.0 million outstanding of 1.875% Notes (which was recorded at its discounted carrying value of $410.7 million). The 1.875% Notes have a maturity date of May 1, 2013. Interest on the 1.875% Notes is payable semi-annually each May 1 and November 1. Based on the amounts outstanding at March 31, 2009, debt service for the next twelve months on the 1.875% Notes will be $10.3 million.

At March 31, 2009, we had $239.1 million outstanding under our senior secured revolving credit facility. Amounts borrowed under the facility accrue interest at the Eurodollar rate plus a margin that ranges from 150 basis points to 300 basis points or at a Base Rate (as defined in the Senior Credit Agreement) plus a margin that ranges from 50 basis points to 200 basis points. The facility will terminate and we will repay all amounts outstanding on the earlier of (i) the third anniversary of January 18, 2008 and (ii) the date which is three months prior to (x) the final maturity date of the 0.375% Notes (or any instrument that refinances the 0.375% Notes) or

(y) the anticipated repayment date (November 2010) of the Initial CMBS Certificates (or any other refinancing of these instruments). However, we may request that each lender under the facility may, in its sole discretion, extend the termination date of the facility for one additional year. In addition, we had approximately $0.1 million of letters of credit posted against the availability of this facility at March 31, 2009. Based on the outstanding amount and rates in effect at March 31, 2009, we estimate debt service for the next twelve months will be approximately $6.0 million.

At March 31, 2009, we had $147.5 million outstanding under our Optasite Credit Facility (which was recorded at its discounted carrying value of $145.3 million). Interest on the Optasite Credit Facility accrues at the one month Eurodollar Rate plus 165 basis points and interest is paid monthly. Commencing November 1, 2008, we began paying an amount equal to the monthly percentage share of the aggregate outstanding principal amount of the Optasite Credit Facility based on a twenty-five year amortization and the facility cannot be re-drawn. The Optasite Credit Facility matures on November 1, 2010, when the remaining principal will be due in full. Based on the outstanding amount and rates in effect at March 31, 2009, we estimate debt service for the next twelve months will be approximately $3.3 million.

As of March 31, 2009, we believe that our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

Debt Instruments

CMBS Certificates

On November 18, 2005, SBA CMBS-1 Depositor LLC (the “Depositor”), an indirect subsidiary of ours, sold in a private transaction $405.0 million of Initial CMBS Certificates issued by SBA CMBS Trust (the “Trust”).

The Initial CMBS Certificates consist of five classes, with principal balances and annual pass-through interest rates as indicated in the table below:

Subclass	Annual Pass-through Interest Rate	Initial Subclass Principal Balance at 3/31/09
		(in thousands)
2005-1A	5.369%	$ 238,580
2005-1B	5.565%	45,270
2005-1C	5.731%	48,320
2005-1D	6.219%	38,120
2005-1E	6.706%	21,460

Total		$ 391,750

The weighted average annual fixed coupon interest rate of the Initial CMBS Certificates at March 31, 2009 was 5.6%, payable monthly, and the effective weighted average annual fixed interest rate was 4.8% after giving effect to a settlement of two interest rate swap agreements entered into in contemplation of the transaction. The Initial CMBS Certificates have an anticipated repayment date of November 2010 with a final repayment date in 2035. The proceeds of the Initial CMBS Certificates were primarily used to repay the prior senior credit facility of SBA Senior Finance and to fund reserves and pay expenses associated with the offering.

During the first quarter of 2009, we repurchased, for cash, $7.1 million in principal amount of Initial CMBS Certificates in privately negotiated transactions. In accordance with APB 26 “Early Extinguishment of Debt,” SBA recorded in its Consolidated Statement of Operations a $1.6 million gain on the early extinguishment of debt net of the write-off of unamortized deferred financing fees and the write-off of the deferred gain on the Initial CMBS Certificate Swaps.

Subsequent to March 31, 2009, we repurchased $9.8 million in principal amount of Initial CMBS Certificates in privately negotiated transactions for $9.3 million in cash.

On November 6, 2006, the Depositor sold in a private transaction $1.15 billion of Additional CMBS Certificates issued by the Trust. The Additional CMBS Certificates consist of nine classes with principal balances and annual pass-through interest rates as indicated in the table below:

Subclass	Annual Pass-through Interest Rate	Additional Subclass Principal Balance at 3/31/09
		(in thousands)
2006-1A	5.314%	$ 439,420
2006-1B	5.451%	106,680
2006-1C	5.559%	101,680
2006-1D	5.852%	93,680
2006-1E	6.174%	29,540
2006-1F	6.709%	71,000
2006-1G	6.904%	109,728
2006-1H	7.389%	67,974
2006-1J	7.825%	70,545

Total		$ 1,090,247

The weighted average annual fixed coupon interest rate of the Additional CMBS Certificates at March 31, 2009 was 6.0%, payable monthly, and the effective weighted average annual fixed interest rate was 6.3% after giving effect to the settlement of the nine interest rate swap agreements entered into in contemplation of the transaction. The Additional CMBS Certificates have an anticipated repayment date of November 2011 with a final repayment date in 2036. The proceeds of the Additional CMBS Certificates were primarily used to repay the bridge loan incurred in connection with the acquisition of AAT and to fund required reserves and expenses associated with the Additional CMBS Transaction.

During the first quarter of 2009, we repurchased, for cash, $0.5 million in principal amount of Additional CMBS Certificates in privately negotiated transactions. In accordance with APB 26 “Early Extinguishment of Debt,” we recorded in its Consolidated Statement of Operations a $0.1 million gain on the early extinguishment of debt net of the write-off of unamortized deferred financing fees.

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

The Borrowers may prepay the mortgage loan in whole or in part at any time prior to November 2010 for the components of the mortgage loan corresponding to the Initial CMBS Certificates and November 2011 for the components of the mortgage loan corresponding to the Additional CMBS Certificates upon payment of the applicable prepayment consideration. The prepayment consideration is determined per class and consists of an amount equal to the excess, if any, of (1) the present value on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date that is nine months prior to the anticipated repayment date, assuming the entire unpaid principal amount of such class is required to be paid, over (2) that portion of the principal balance of such class prepaid on the date of such prepayment. If the prepayment occurs (i) within nine months of the anticipated repayment date, (ii) with proceeds received as a result of any condemnation or casualty of the Borrowers’ sites or (iii) during an amortization period, no prepayment consideration is due. The entire unpaid principal balance of the mortgage loan components corresponding to the Initial CMBS Certificates will be due in November 2035 and those corresponding to the Additional CMBS Certificates will be due in November 2036. However, to the extent that the full amount of the mortgage loan component corresponding to the Initial CMBS Certificates or the amount of the mortgage loan component corresponding to the Additional CMBS Certificates are not fully repaid by their respective anticipated repayment dates, the interest rate of each component would increase by the greater of (i) 5% or (ii) the amount, if any, by which the sum of (x) the ten-year U.S. treasury rate plus (y) the credit-based spread for such component (as set forth in the mortgage loan agreement) plus (z) five percent (5%), exceeds the original interest rate for such component. In addition, if our Initial CMBS Certificates are not fully repaid by November 2010, then excess cash flow (as defined below) will be trapped by the Trustee and applied first to repay the original cash coupons on the CMBS Certificates, to fund all reserve accounts, fund operating expenses associated with the towers, pay the management fees and then to repay principal of the Initial and the Additional CMBS Certificates in order of their investment grade (i.e. the 2005-1A and 2006-1A subclasses would have their respective principal repaid equally prior to repayment of the other subclasses of the CMBS Certificates). The mortgage loan may be defeased in whole at any time prior to the anticipated repayment date.

The mortgage loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the tower sites and their operating cash flows, (2) a security interest in substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under the management agreement they entered into with SBA Network Management, Inc. (“SBA Network Management”) relating to the management of the Borrowers’ tower sites by SBA Network Management pursuant to which SBA Network Management arranges for the payment of all operating expenses and the funding of all capital expenditures out of amounts on deposit in one or more operating accounts maintained on the Borrowers’ behalf, (4) the Borrowers’ rights under certain site management agreements, (5) the Borrowers’ rights under certain tenant leases, (6) the pledge by SBA CMBS-1 Guarantor LLC of equity interests of the Borrowers and by SBA CMBS-1 Holdings, LLC of equity interests of SBA CMBS-1 Guarantor LLC, (7) the various deposit accounts and collection accounts of the Borrowers and (8) all proceeds of the foregoing. For each calendar month, SBA Network Management is entitled to receive a management fee equal to 7.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

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

0.375% Convertible Senior Notes due 2010

On March 26, 2007, we issued $350.0 million of our 0.375% Notes. Interest on the 0.375% Notes is payable semi-annually on June 1 and December 1. The maturity date of the 0.375% Notes is December 1, 2010. The 0.375% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 29.7992 shares of Class A common stock per $1,000 principal amount of 0.375% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $33.56 per share or a 19% conversion premium based on the last reported sale price of $28.20 per share of our Class A common stock on the Nasdaq Global Select Market on March 20, 2007, the purchase agreement date. The 0.375% Notes are only convertible under the following circumstances:

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

•	if specified distributions to holders of our Class A common stock are made or specified corporate transactions occur; or

•	at any time on or after October 12, 2010.

Upon conversion, we will have the right to settle our conversion obligation in cash, shares of Class A common stock or a combination of cash and shares of our Class A common stock. From time to time, upon notice to the holders of the 0.375% Notes, we may change our election regarding the form of consideration that we will use to settle our conversion obligation; provided, however, that we are not permitted to change our settlement election after October 11, 2010.

Concurrently with the pricing of the 0.375% Notes, we entered into convertible note hedge transactions whereby we purchased from affiliates of two of the initial purchasers of the 0.375% Notes an option covering 10,429,720 shares of our Class A common stock at an initial price of $33.56 per share. Separately and concurrently with the pricing of the 0.375% Notes, we entered into warrant transactions whereby we sold to affiliates of two of the initial purchasers of the 0.375% Notes warrants to acquire 10,429,720 shares of our Class A common stock at an initial exercise price of $55.00 per share. The convertible note hedge transactions and the warrant transactions, taken as a whole, effectively increase the conversion price of the 0.375% Notes from $33.56 per share to $55.00 per share. As we cannot determine when, or whether, the 0.375% Notes will be converted, the convertible note hedge transactions and the warrant transactions, taken as a whole, minimize the dilution risk associated with early conversion of the 0.375% Notes until such time that our Class A common stock is trading at a price above $55.00 per share (the upper strike of the warrants).

During the first quarter of 2009, we consummated privately negotiated exchanges of 0.375% Notes for Class A common stock in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. Pursuant to these exchanges, we issued 618,000 shares of SBA’s Class A common stock in exchange for $12.5 million in principal amount of 0.375% Notes. In addition, we also repurchased $39.8 million in principal amount of 0.375% Notes for $36.1 million in cash. Cumulatively, we have repurchased $264.1 million in principal amount of the 0.375% Notes which represents 75.5% of the original $350 million principal amount of 0.375% Notes issued. See Note 9 in the Notes to Consolidated Financial Statements for further discussion.

Subsequent to March 31, 2009, we repurchased in privately negotiated transactions $3.9 million in principal amount of 0.375% Notes for $3.8 million in cash.

In April 2009, concurrently with the pricing of the 4.0% Notes, we terminated the portion of the convertible note hedge and warrant transactions which related to the $264.1 million principal amount of 0.375% Notes that we previously repurchased for cash or stock. We received approximately 546,000 shares from the counterparties to the terminated hedge and warrant transactions, representing a net value to us of approximately $13.5 million, based on the closing stock price of $24.80 on April 20, 2009.

1.875% Convertible Senior Notes due 2013

On May 16, 2008 we issued $550.0 million of our 1.875% Notes. Interest on the 1.875% Notes is payable semi-annually on May 1 and November 1. The maturity date of the 1.875% Notes is May 1, 2013. The 1.875% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 24.1196 shares of Class A common stock per $1,000 principal amount of 1.875% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $41.46 per share or a 20% conversion premium based on the last reported sale price of $34.55 per share of Class A common stock on the Nasdaq Global Select Market on May 12, 2008, the purchase agreement date. The 1.875% Notes are only convertible under the following circumstances:

•

during any calendar quarter commencing at any time after June 30, 2008 and only during such calendar quarter, if the last reported sale price of our Class A common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of Class A common stock on the last trading day of such preceding calendar quarter;

•

during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.875% Notes for each day in the measurement period was less than 95% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate;

•	if specified distributions to holders of our Class A common stock are made or specified corporate transactions occur; or

•	at any time on or after February 19, 2013.

Upon conversion, we will have the right to settle our conversion obligation in cash, shares of Class A common stock or a combination of cash and shares of our Class A common stock. From time to time, upon notice to the holders of the 1.875% Notes, we may change our election regarding the form of consideration that we will use to settle our conversion obligation; provided, however, that we are not permitted to change our settlement election after February 18, 2013.

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

One of the convertible note hedge transactions entered into in connection with the 1.875% Notes was with Lehman Brothers OTC Derivatives Inc. (“Lehman Derivatives”). The convertible note hedge transaction with Lehman Derivatives covers 55% of the 13,265,780 shares of our Class A common stock potentially issuable upon conversion of the 1.875% Notes. In October 2008, Lehman Derivatives filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code. The filing by Lehman Derivatives of a voluntary Chapter 11 bankruptcy petition constituted an “event of default” under the convertible note hedge transaction and the warrant transaction with Lehman Derivatives. As a result, on November 7, 2008, we terminated the convertible note hedge transaction with Lehman Derivatives.

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

Senior Secured Revolving Credit Facility

On January 18, 2008, SBA Senior Finance entered into a $285.0 million senior secured revolving credit facility. On March 5, 2008, SBA Senior Finance entered into a new lender supplement in connection with the senior secured revolving credit facility, which increased the commitment from $285.0 million to $335.0 million. In September 2008, we made a drawing request under the senior secured revolving credit facility and Lehman Commercial Paper Inc. (“LCPI”), who was a lender under the senior secured revolving credit facility, did not fund its share of such request. As a result of such failure to fund, we delivered a letter to LCPI declaring that LCPI was in default of its obligations the Senior Credit Agreement. In October 2008, LCPI filed a motion for protection under Chapter 11 of the United States Bankruptcy Code. LCPI, a subsidiary of Lehman Brothers Holding Inc., originally had committed $50.0 million of the original aggregate of $335.0 million in commitments under the senior secured revolving credit facility. As a result, the aggregate commitment of the senior secured revolving credit facility was reduced to $285.0 million. No lender within the facility is committed to fund more than $50.0 million. Effective April 14, 2009, SBA Senior Finance entered into a New Lender Supplement to the Senior Credit Agreement with Barclays Bank PLC . The New Lender Supplement added Barclays as a lender under the Senior Credit Facility and increased the aggregate commitment under the Senior Credit Facility from $285.0 million to $320.0 million, the availability of which is based on compliance with certain financial ratios. All other terms of the Senior Credit Facility remain the same.

As of March 31, 2009, we had $239.1 million outstanding under this facility and had approximately $0.1 million of letters of credit posted against the availability of the senior secured revolving credit facility outstanding. As of March 31, 2009, availability under this facility was approximately $45.8 million.

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

The Senior Credit Agreement requires SBA Senior Finance and SBA Communications to maintain specific financial ratios, including, at the SBA Senior Finance level, a Consolidated Total Debt to Annualized Borrower EBITDA ratio (as defined in the Senior Credit Agreement) that does not exceed 6.9x for any fiscal quarter and an Annualized Borrower EBITDA to Annualized Cash Interest Expense ratio (as defined in the Senior Credit Agreement) of not less than 2.0x for any fiscal quarter. In addition, SBA Communication’s ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (as defined in the Senior Credit Agreement) for any fiscal quarter cannot exceed 9.9x. The Senior Credit Agreement also contains customary affirmative and negative covenants that, among other things, limit SBA Senior Finance’s ability to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions or merge or consolidate, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. As of March 31, 2009, we were in full compliance with the financial covenants contained in this agreement.

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

In connection with the senior secured revolving credit facility, we entered into a Guarantee and Collateral Agreement, pursuant to which SBA Communications, Telecommunications and substantially all of the domestic subsidiaries of SBA Senior Finance which are not Borrowers under the CMBS Certificates guarantee amounts owed under the senior secured revolving credit facility. Amounts borrowed under the senior secured revolving credit facility are secured by a first lien on substantially all of SBA Senior Finance’s assets not previously pledged under the CMBS Certificates and substantially all of the assets, other than leasehold, easement or fee interest in real property, of the guarantors, including SBA Communications and Telecommunications.

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

Optasite Credit Facility

On September 16, 2008, in connection with the acquisition of Optasite, we assumed Optasite’s fully drawn $150 million senior credit facility. At the time of the acquisition, the Optasite Credit Facility consisted of a fully drawn $150 million loan which is secured by all of the property and interest in property of Infrastructure. Interest on the Optasite Credit Facility accrues at one month Eurodollar Rate plus 165 basis points and interest payments are due monthly. Commencing November 1, 2008, we began paying an amount equal to the monthly percentage share of the aggregate outstanding principal amount of the Optasite Credit Facility based on a twenty-five year amortization and the facility cannot be re-drawn. The Optasite Credit Facility matures on November 1, 2010, when the remaining principal will be due in full.

The Optasite Credit Facility agreement requires Infrastructure to maintain specific financial ratios, including that Infrastructure’s consolidated debt to Aggregate Tower Cash Flow (as defined in the Optasite Credit Facility agreement) be less than 7.0x, that its Debt Service Coverage Ratio (as defined in the Optasite Credit Facility agreement) be more than 1.5x, and that the aggregate amount of Annualized Rents generated from Tenant Leases in respect of rooftop towers does not exceed 5% of Aggregate Annualized Rent. The Optasite Credit Facility agreement also contains customary affirmative and negative covenants that, among other things, limit Infrastructure’s ability to incur additional indebtedness, grant certain liens, assume certain guarantee obligations, enter into certain mergers or consolidations, including a sale of all or substantially all of its assets, or engage in certain asset dispositions. As of March 31, 2009, we were in full compliance with the financial covenants and the terms of the Optasite Credit Agreement.

Upon the occurrence of certain bankruptcy and insolvency events with respect to Infrastructure or SBA Communications or any of SBA Communications’ subsidiaries, all amounts due under the Optasite Credit Facility agreement become immediately due and payable. If certain other events of default occur, such as the failure to pay any principal of any loan when due, or are continuing, such as failure to pay interest on any loan when due, failure to comply with the financial ratios, a change of control of SBA Communications or failure to perform under any other Infrastructure loan document, all amounts due under the Optasite Credit Facility agreement may be immediately due and payable.

As of March 31, 2009, we had $147.5 million outstanding under the Optasite Credit Facility, which was recorded at its discounted carrying value of $145.3 million.

4.0% Convertible Senior Notes due 2014

On April 24, 2009, we issued $500.0 million of our 4.0% Notes. Interest on the 4.0% Notes is payable semi-annually on April 1 and October 1. The maturity date of the 4.0% Notes is October 1, 2014. We incurred deferred financing fees of $11.9 million with the issuance of the 4.0% Notes.

The 4.0% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 32.9164 shares of our Class A common stock per $1,000 principal amount of 4.0% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $30.38 per share or a 22.5% conversion premium based on the last reported sale price of $24.80 per share of our Class A common stock on the Nasdaq Global Select Market on April 20, 2009, the purchase agreement date. The 4.0% Notes are convertible only under the following circumstances:

•

during any calendar quarter commencing at any time after June 30, 2009 and only during such calendar quarter, if the last reported sale price of SBA Class A common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of Class A common stock on the last day of such preceding calendar quarter;

•

during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each day in the measurement period was less than 95% of the product of the last reported sale price of SBA Class A common stock and the applicable conversion rate;

•	if specified distributions to holders of SBA Class A common stock are made or specified corporate transactions occur; or

•	at any time on or after July 22, 2014.

Upon conversion, we will have the right to settle our conversion obligation in cash, shares of Class A common stock or a combination of cash and shares of our Class A common stock. From time to time, upon notice to the holders of the 4.0% Notes, we may change our election regarding the form of consideration that we will use to settle our conversion obligation; provided, however, that we are not permitted to change our settlement election after July 21, 2014.

The net proceeds of this offering were approximately $488.1 million after deducting discounts, commissions and expenses. Contemporaneously with the closing of the sale of the 4.0% Notes, a portion of the net proceeds from the sale of the 4.0% Notes was used to repurchase approximately 2.0 million shares of SBA Class A common stock, valued at approximately $50.0 million based on the closing stock price of $24.80 on April 20, 2009. We immediately retired these repurchased shares.

Concurrently with the pricing of the 4.0% Notes, we entered into convertible note hedge transactions whereby we purchased from affiliates of the initial purchasers of the 4.0% Notes an option covering 16,458,196 shares of our Class A common stock at an initial price of $30.38 per share (the same as the initial conversion price of the notes). Separately and concurrently with the pricing of the 4.0% Notes, we entered into warrant transactions whereby we sold to affiliates of the initial purchasers of the 4.0% Notes warrants to acquire 16,458,196 shares of our Class A common stock at an initial exercise price of $44.64 per share. We used approximately $61.6 million of the net proceeds from the 4.0% Notes offering plus proceeds from the warrant transactions to fund the cost of the convertible note hedge transactions. The convertible note hedge transactions and the warrant transactions, taken as a whole, effectively increase the conversion price of the 4.0% Notes from $30.38 per share to $44.64 per share, reflecting a premium of 80% based on the closing stock price of $24.80 per share of SBA’s Class A common stock on April 20, 2009. As we cannot determine when, or whether, the 4.0% Notes will be converted, the convertible note hedge transactions and the warrant transactions, taken as a whole, minimize the dilution risk associated with early conversion of the 4.0% Notes until such time that our Class A common stock is trading at a price above $44.64 per share (the upper strike of the warrants). The remaining net proceeds of $376.5 million will be used for general corporate purposes, including repurchases or repayments of our outstanding debt.

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

Recent Accounting Pronouncements

In April 2009, FASB issued FASB Staff Position (“FSP”) No. FAS 141 (R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141 (R)-1”) which amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141 (R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141 (R)-1 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2009, FASB issued FSP No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. We have not elected to early adopt this FSP. We do not expect the adoption of FSP FAS 157-4 to have a material impact on our consolidated financial position, results of operations or cash flows or disclosures.

In April 2009, FASB issued FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP changes existing accounting requirements for other-than-temporary impairments. The FSP will be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have not elected to early adopt this FSP. Earlier adoption for periods ending before March 15, 2009, is not permitted. We do not expect the adoption of this accounting standard to have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2009, FASB issued FSP No. FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP will be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” and FSP FAS 115-2 and FAS 124-2,

“Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. We do not expect the adoption of this FSP to have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2009, FASB issued FSP No. EITF 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”) which amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP will be effective for interim and annual reporting periods ending after December 15, 2008, and will be applied prospectively. Retroactive application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of FSP FAS No. 142-3 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133” (“SFAS No 161”). SFAS No. 161 establishes the disclosure requirements for derivative instruments and hedging activities and expands the disclosure requirements of SFAS No. 133. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” which requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141, some of which could have a material impact on how we account for business combinations. These changes include, among other things, expensing acquisition costs as incurred as a component of selling, general and administrative expenses. We presently capitalize these acquisition costs as part of the purchase price. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of business combinations. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 141 (R) did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” which requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The adoption of SFAS No. 160 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP SFAS No. 157-1 and FSP SFAS No. 157- 2. FSP No. 157-1 amends SFAS 157 to exclude SFAS 13 “Accounting for Leases” (“SFAS 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. FSP SFAS No. 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, or fiscal 2009 for SBA, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, the guidelines of SFAS 157 were applied in recording our short-term investments at their fair market value, which is further discussed in Note 3. Effective January 1, 2009, the guidelines of SFAS 157 were applied to non-financial assets and non-financial liabilities. The adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments.

The following table presents the future principal payment obligations and interest rates associated with our debt instruments assuming our actual level of indebtedness as of March 31, 2009:

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
				(in thousands)
Long-term debt:
Fixed rate CMBS Certificates (1)	$—	$391,750	$1,090,247	$—	$—	$—	$1,481,997	$1,330,541
0.375% Convertible Senior Notes	$—	$85,811	$—	$—	$—	$—	$85,811	$80,908
1.875% Convertible Senior Notes	$—	$—	$—	$—	$550,000	$—	$550,000	$398,350
Senior Secured Revolving Credit Facility (2)	$—	$239,060	$—	$—	$—	$—	$239,060	$218,003
Optasite Senior Credit Facility (3)	$6,000	$141,500	$—	$—	$—	$—	$147,500	$135,746

(1)

The anticipated repayment date is November 2010 for the Initial CMBS Certificates with a weighted average interest rate of 5.6% and November 2011 for the Additional CMBS Certificates with a weighted average interest rate of 6.0%. The maturity date for the Initial CMBS Certificates and the Additional CMBS Certificates is November 2035 and November 2036, respectively.

(2)	The weighted average interest rate as of March 31, 2009 was 2.5%.
(3)	The interest rate as of March 31, 2009 was 2.2%.

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

•

our expectation that site leasing revenues will continue to grow as wireless service providers lease additional space on our towers due to increasing minutes of use, network expansion and network coverage requirements;

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

•

our intent to grow our tower portfolio by pursuing domestic and international opportunities that meet our investment criteria and are available at prices which allow us to maintain our long-term target leverage ratios;

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

•

our expectations regarding our cash capital expenditures in 2009 for maintenance and augmentation, for new tower builds and acquisitions and ground lease purchases and our ability to fund such cash capital expenditures;

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

•

our ability to identify, acquire at acceptable prices and terms and integrate into our leasing business towers and tower assets, domestically and internationally, that meet our investment criteria and, to the extent that any such towers are located internationally, our ability to successfully manage the risks associated with international operations, including foreign exchange risk, currency restrictions and foreign regulatory and legal risks;

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

Adjusted EBITDA

We define Adjusted EBITDA as net loss excluding the impact of net interest expenses (including amortization of deferred financing fees), provision for taxes, depreciation, accretion and amortization, asset impairment and other charges, non-cash compensation, gain from extinguishment of debt net of write off of deferred financing fees, other income and expenses, non-recurring acquisition related integration costs, non-cash leasing revenue and non-cash ground lease expense. In addition, Adjusted EBITDA excludes acquisition related costs which were previously capitalized but, commencing January 1, 2009, are required to be expensed and included within operating expenses pursuant to the adoption of SFAS 141(R). We have included this non-GAAP financial measure because we believe this item is an indicator of the performance of our core operations and reflects the changes in our operating results. Adjusted EBITDA is not intended to be an alternative measure of operating income or gross profit margin as determined in accordance with GAAP.

The non-GAAP measurement of Adjusted EBITDA has certain material limitations, including:

•

it does not include interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate profits and cash flows. Therefore, any measure that excludes interest expense has material limitations;

•

it does not include depreciation, accretion and amortization expense. Because we use capital assets, depreciation, accretion and amortization expense is a necessary element of our costs and ability to generate profits. Therefore, any measure that excludes depreciation, accretion and amortization expense has material limitations;

•	it does not include provision for taxes. Because the payment of taxes is a necessary element of our costs, particularly in the future, any measure that excludes tax expense has material limitations;

•

it does not include non-cash expenses such as asset impairment and other charges, non- cash compensation, other expenses/income, non-cash leasing revenue and non-cash ground lease expense. Because these non-cash items are a necessary element of our costs and our ability to generate profits, any measure that excludes these non-cash items has material limitations; and

•

it does not include acquisition related costs. Because acquisition related costs are a necessary element of our costs to grow the business, any measure that excludes these costs has material limitations.

We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of our profitability and operating results.

The reconciliation of Adjusted EBITDA is as follows:

	For the three months ended March 31,
	2009	2008
		(as restated)
	(in thousands)
Net loss	$(17,890)	$(19,226)
Interest income	(288)	(2,098)
Interest expense	38,247	30,736
Depreciation, accretion, and amortization	63,653	47,353
Provision for income taxes (1)	467	446
Gain from extinguishment of debt net of write-off of deferred financing fees	(5,948)	—
Acquisition related expenses (2)	434	—
Non-cash compensation	1,626	1,535
Non-cash leasing revenue	(2,016)	(1,996)
Non-cash ground lease expense	3,379	2,352
Other	(13)	2,348

Adjusted EBITDA	$81,651	$61,450

Annualized Adjusted EBITDA	$326,604	$245,800

(1)

This amount includes $225 and $368 of franchise taxes reflected in the Consolidated Statement of Operations in selling, general and administrative expenses for the three months ended March 31, 2009 and 2008, respectively.

(2)

Commencing January 1, 2009, Adjusted EBITDA excludes acquisition related costs which were previously capitalized, but pursuant to the adoption of Statement of Financial Accounting Standard 141(R), are required to be expensed and included within operating expense.

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

	Site leasing segment
	For the three months ended March 31,
	2009	2008
	(in thousands)
Segment revenue	$115,478	$89,375
Segment cost of revenues (excluding depreciation, accretion and amortization)	(27,565)	(22,047)

Segment operating profit	$87,913	$67,328

	Site development consulting segment
	For the three months ended March 31,
	2009	2008
	(in thousands)
Segment revenue	$4,172	$4,985
Segment cost of revenues (excluding depreciation, accretion and amortization)	(3,023)	(4,192)

Segment operating profit	$1,149	$793

	Site development construction segment
	For the three months ended March 31,
	2009	2008
	(in thousands)
Segment revenue	$15,400	$15,557
Segment cost of revenues (excluding depreciation, accretion and amortization)	(13,950)	(13,996)

Segment operating profit	$1,450	$1,561

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2009. Based on such evaluation, such officers have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On April 13, 2009, we entered into the Second Amendment to the Senior Credit Agreement, dated as of January 18, 2008, as amended by the First Amendment dated as of July 18, 2008, among SBA Senior Finance, Inc., the lenders thereto and Toronto Dominion (Texas) LLC, as administrative agent, and the other agent parties thereto. The Second Amendment defines what constitutes a “refinancing” of the 0.375% Notes and makes several related clarifications to the Senior Credit Agreement.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description
4.15	Indenture, dated April 24, 2009, between SBA Communications Corporation and U.S. Bank National Association.

4.16	Form of 4.0% Convertible Senior Note due 2014 (included in Exhibit 4.15).

5.1	Opinion of Holland & Knight LLP regarding legality of Class A common stock.

10.66B	Second Amendment, dated as of April 13, 2009, to the Credit Agreement, dated as of January 18, 2008, as amended by the First Amendment dated as of July 18, 2008, among SBA Senior Finance, Inc., as Borrower, the Several Lenders from time to time parties thereto, Toronto Dominion (Texas) LLC, As Administrative Agent and the other agents parties thereto.

10.79	Form of Convertible Bond Hedge Transaction Agreement entered into by SBA Communications Corporation with each of Citibank, N.A., Barclays Bank PLC, Deutsche Bank AG, London Branch, JP Morgan Chase Bank, National Association and Wachovia Capital Markets, LLC.

10.80	Form of Issuer Warrant Transaction Letter Agreement entered into by SBA Communications Corporation with each of Citibank, N.A., Barclays Bank PLC, Deutsche Bank AG, London Branch, JP Morgan Chase Bank, National Association and Wachovia Capital Markets, LLC.

31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

May 8, 2009	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

May 8, 2009	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
4.15	Indenture, dated April 24, 2009, between SBA Communications Corporation and U.S. Bank National Association.

4.16	Form of 4.0% Convertible Senior Note due 2014 (included in Exhibit 4.15).

5.1	Opinion of Holland & Knight LLP regarding legality of Class A common stock.

10.66B	Second Amendment, dated as of April 13, 2009, to the Credit Agreement, dated as of January 18, 2008, as amended by the First Amendment dated as of July 18, 2008, among SBA Senior Finance, Inc., as Borrower, the Several Lenders from time to time parties thereto, Toronto Dominion (Texas) LLC, As Administrative Agent and the other agents parties thereto.

10.79	Form of Convertible Bond Hedge Transaction Agreement entered into by SBA Communications Corporation with each of Citibank, N.A., Barclays Bank PLC, Deutsche Bank AG, London Branch, JP Morgan Chase Bank, National Association and Wachovia Capital Markets, LLC.

10.80	Form of Issuer Warrant Transaction Letter Agreement entered into by SBA Communications Corporation with each of Citibank, N.A., Barclays Bank PLC, Deutsche Bank AG, London Branch, JP Morgan Chase Bank, National Association and Wachovia Capital Markets, LLC.

31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.