Form 10-Q
period 2009-06-30
SBA COMMUNICATIONS CORP
filed 2009-08-06
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 116,659,619 shares of Class A common stock outstanding as of August 3, 2009.

SBA COMMUNICATIONS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited) (in thousands, except par values)

	June 30, 2009	December 31, 2008
		(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$174,229	$78,856
Short-term investments	3,770	162
Restricted cash	36,762	38,599
Accounts receivable, net of allowance of $693 and $852 in 2009 and 2008, respectively	13,642	16,351
Costs and estimated earnings in excess of billings on uncompleted contracts	9,712	10,658
Prepaid and other current assets	8,808	9,689

Total current assets	246,923	154,315

Property and equipment, net	1,478,308	1,502,672
Intangible assets, net	1,399,967	1,425,132
Deferred financing fees, net	31,073	29,705
Other assets	99,240	96,005

Total assets	$3,255,511	$3,207,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,000	$6,000
Accounts payable	9,669	8,963
Accrued expenses	20,922	21,529
Deferred revenue	48,113	45,306
Interest payable	9,186	5,946
Other current liabilities	3,081	2,850

Total current liabilities	96,971	90,594

Long-term liabilities:
Long-term debt, net of current maturities	2,383,587	2,386,230
Other long-term liabilities	87,826	80,495

Total long-term liabilities	2,471,413	2,466,725

Commitments and contingencies

Shareholders’ equity:
Preferred stock - par value $.01, 30,000 shares authorized, none issued or outstanding	—	—
Common stock - Class A, par value $.01, 200,000 shares authorized, 116,643 and 117,525 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	1,166	1,175
Additional paid-in capital	2,218,951	2,085,915
Accumulated deficit	(1,532,263)	(1,435,031)
Accumulated other comprehensive loss, net	(1,945)	(1,549)
Noncontrolling interests	1,218	—

Total shareholders’ equity	687,127	650,510

Total liabilities and shareholders’ equity	$3,255,511	$3,207,829

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended June 30		For the six months ended June 30
	2009	2008	2009	2008
		(as restated)		(as restated)
Revenues:
Site leasing	$117,342	$93,739	$232,820	$183,114
Site development	18,853	18,213	38,424	38,755

Total revenues	136,195	111,952	271,244	221,869

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	27,516	22,593	55,082	44,641
Cost of site development	16,356	16,768	33,329	34,955
Selling, general and administrative	13,164	12,548	25,236	23,039
Acquisition related expenses	1,310	—	1,747	—
Depreciation, accretion and amortization	64,251	49,253	127,904	96,606

Total operating expenses	122,597	101,162	243,298	199,241

Operating income	13,598	10,790	27,946	22,628

Other income (expense):
Interest income	294	1,630	583	3,727
Interest expense	(30,075)	(25,303)	(56,895)	(49,098)
Non-cash interest expense	(12,541)	(7,933)	(21,392)	(12,508)
Amortization of deferred financing fees	(2,812)	(2,696)	(5,388)	(5,062)
Gain from extinguishment of debt net of write-off of deferred financing fees	2,381	—	8,329	—
Other expense	(44)	(2,541)	(31)	(4,889)

Total other expense	(42,797)	(36,843)	(74,794)	(67,830)

Loss before provision for income taxes	(29,199)	(26,053)	(46,848)	(45,202)

Provision for income taxes	(229)	(190)	(472)	(267)

Net loss	(29,428)	(26,243)	(47,320)	(45,469)

Net loss attributable to the noncontrolling interest	(68)	—	(68)	—

Net loss attributable to SBA Communications Corporation	$(29,360)	$(26,243)	$(47,252)	$(45,469)

Basic and diluted loss per common share amount	$(0.25)	$(0.24)	$(0.40)	$(0.42)

Basic and diluted weighted average number of common shares	117,079	107,131	117,529	107,800

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(unaudited) (in thousands)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount

BALANCE, December 31, 2008 (as restated)	117,525	$1,175	$2,085,915	$(1,435,031)	$(1,549)	$—	$650,510
Net loss	—	—	—	(47,252)	—	(68)	(47,320)
Amortization of deferred (gain)/loss from settlement of derivative financial instruments, net	—	—	—	—	(280)	—	(280)
Write-off of deferred (gain)/loss from derivative instruments related to repurchase of debt, net	—	—	—	—	(170)	—	(170)
Foreign currency translation adjustments	—	—	—	—	54	—	54
Common stock issued in connection with acquisitions and earn-outs	856	9	20,122	—	—	—	20,131
Purchase of non-wholly owned entity	—	—	—	—	—	1,286	1,286
Non-cash compensation	—	—	3,980	—	—	—	3,980
Common stock issued in connection with stock purchase/option plans	206	2	1,807	—	—	—	1,809
Equity component related to 4.0% convertible debt issuance	—	—	168,953	—	—	—	168,953
Purchase of convertible note hedges	—	—	(160,100)	—	—	—	(160,100)
Proceeds from issuance of common stock warrants	—	—	98,491	—	—	—	98,491
Receipt of stock issued in connection with early retirement of the 0.375% convertible debt	618	6	11,193	—	—	—	11,199
Equity component related to repurchases of the 0.375% convertible debt	—	—	(11,416)	—	—	—	(11,416)
Receipt of stock related to the termination of a portion of the 0.375% convertible note hedge	(874)	(9)	9	—	—	—	—
Issuance of stock related to the termination of a portion of the 0.375% convertible debt common stock warrants	328	3	(3)	—	—	—	—
Repurchase and retirement of common stock	(2,016)	(20)	—	(49,980)	—	—	(50,000)

BALANCE, June 30, 2009	116,643	$1,166	$2,218,951	$(1,532,263)	$(1,945)	$1,218	$687,127

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the three months ended June 30		For the six months ended June 30
	2009	2008	2009	2008
		(as restated)		(as restated)
	(in thousands)
Net loss	$(29,428)	$(26,243)	$(47,320)	$(45,469)
Other comprehensive loss for derivative instruments:
Amortization of deferred gain/loss from settlement of terminated swaps reclassified into consolidated statement of operations, net	(130)	(140)	(280)	(280)
Write-off of deferred gain/loss from derivative instruments related to repurchase of debt	(70)	—	(170)	—
Foreign currency translation adjustments	54	—	54	—

Comprehensive loss	$(29,574)	$(26,383)	$(47,716)	$(45,749)

Comprehensive loss attributable to the noncontrolling interest	(63)	—	(63)	—

Comprehensive loss attributable to SBA Communications Corporation	$(29,511)	$(26,383)	$(47,653)	$(45,749)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2009	2008
		(as restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,320)	$(45,469)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization	127,904	96,606
Write-down of short-term investments	—	4,988
Non-cash interest expense	21,392	12,508
Non-cash compensation expense	3,951	4,012
Provision (credit) for doubtful accounts	235	(206)
Deferred income tax provision	(24)	(37)
Amortization of deferred financing fees	5,388	5,062
Gain from extinguishment of debt net of write-off of deferred financing fees	(8,329)	—
Other non-cash items reflected in statements of operations	8	(1)
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	3,198	10,175
Prepaid and other assets	(6,218)	(6,402)
Accounts payable and accrued expenses	(2,204)	(4,646)
Other liabilities	9,465	3,521

Net cash provided by operating activities	107,446	80,111

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments	—	40,900
Purchases of investments	(3,604)	—
Capital expenditures	(21,633)	(16,775)
Acquisitions and related earn-outs	(29,589)	(306,493)
Proceeds from disposition of fixed assets	24	33
Proceeds (payment) of restricted cash relating to tower removal obligations	6,084	(768)

Net cash used in investing activities	(48,718)	(283,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 4.0% convertible senior notes, net of fees paid	488,249	—
Proceeds from issuance of 1.875% convertible senior notes, net of fees paid	—	537,503
Repurchase and retirement of common stock	(50,000)	(120,000)
Proceeds from issuance of common stock warrants	98,491	56,183
Purchase of convertible note hedges	(160,100)	(137,698)
Payments on extinguishment of convertible debt and CMBS Certificates	(112,967)	—
Repayment of Senior Credit Facility	(234,657)	(235,000)
Borrowings under Senior Credit Facility	8,507	235,000
Repayment of Optasite credit facility	(3,000)	—
Proceeds from employee stock purchase/stock option plans	1,809	4,824
Release of restricted cash relating to CMBS Certificates	594	2,384
Payment of deferred financing fees	(281)	(3,206)

Net cash provided by financing activities	36,645	339,990

NET INCREASE IN CASH AND CASH EQUIVALENTS	95,373	136,998

CASH AND CASH EQUIVALENTS:
Beginning of period	78,856	70,272

End of period	$174,229	$207,270

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2009	2008
		(as restated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$53,721	$47,642

Income taxes	$686	$129

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:

Assets acquired through capital leases	$64	$582

Class A common stock issued relating to acquisitions and earn-outs	$20,131	$18,277

Class A common stock issued in connection with early extinguishment of debt	$11,199	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

All assets and liabilities of foreign subsidiaries that do not utilize the United States dollar as its functional currency are translated at period-end rates of exchange, while revenues and expenses are translated at monthly weighted average rates of exchange for the year. Unrealized translation gains or losses are reported as foreign currency translation adjustments through other comprehensive loss in shareholders’ equity.

2.	RESTATEMENT FOR ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

Effective January 1, 2009, the Company adopted FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (including partial cash settlement) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 requires companies to retroactively apply the requirements of the pronouncement to all periods presented. The Company’s 0.375% Convertible Senior Notes due 2010 (“0.375% Notes”) and 1.875% Convertible Senior Notes due 2013 (“1.875% Notes” and collectively with the 0.375% Notes, the “Notes”) are subject to the retroactive restatement required by FSP APB 14-1. In accordance with FSP APB 14-1, the Company recorded a debt discount and corresponding increase to additional paid in capital of approximately $74.4 million for the 0.375% Notes and approximately $163.0 million for the 1.875% Notes as of their dates of issuance (March 26, 2007 for the 0.375% Notes and May 16, 2008 for the 1.875% Notes). The Company’s consolidated balance sheet as of December 31, 2008 has been retroactively adjusted to reduce the carrying value of the 0.375% Notes and 1.875% Notes and reflect the conversion option in equity. In addition, as of their respective issuance dates, the Company reclassified, as a reduction to equity, deferred financing fees of $1.8 million and $3.8 million for the 0.375% Notes and 1.875% Notes, respectively, relating to debt issuance costs of the equity component of the Notes. The Company’s consolidated statement of operations for the three months and six months ended June 30, 2008 and consolidated statement of cash flows for the six months ended June 30, 2008 have been retroactively adjusted to reflect the non-cash interest expense related to the accretion of the reduced carrying value of the Notes back to their full principal balance over the term of the Notes. In addition, the amortization of deferred financing fees has been restated to reflect the amortization of the deferred financing fees related only to the liability component of the Notes. See Note 9 for further information on the Notes.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Following is a summary of the effects of these changes on the Company’s consolidated balance sheet as of December 31, 2008 and consolidated statement of operations for the three months and six months ended June 30, 2008:

CONDENSED CONSOLIDATED BALANCE SHEET

	As of December 31, 2008
	As previously reported	As restated
	(audited)	(unaudited)
	(in thousands)

Current assets	$154,315	$154,315
Property and equipment, net	1,502,672	1,502,672
Intangible assets, net	1,425,132	1,425,132
Deferred financing fees, net	33,384	29,705
Other assets	96,005	96,005

Total assets	$3,211,508	$3,207,829

Current liabilities	$90,594	$90,594
Long-term debt, net of current maturities	2,548,660	2,386,230
Other long-term liabilities	80,495	80,495

Total liabilities	2,719,749	2,557,319
Total shareholders’ equity	491,759	650,510

Total liabilities and shareholders’ equity	$3,211,508	$3,207,829

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2008		For the six months ended June 30, 2008
	As previously reported	As restated	As previously reported	As restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands)		(in thousands)
Revenues	$111,952	$111,952	$221,869	$221,869

Operating expenses	101,162	101,162	199,241	199,241

Operating income	10,790	10,790	22,628	22,628

Other income (expense):
Interest income	1,630	1,630	3,727	3,727
Interest expense	(25,303)	(25,303)	(49,098)	(49,098)
Non-cash interest benefit (expense)	140	(7,933)	280	(12,508)
Amortization of deferred financing fees	(2,916)	(2,696)	(5,405)	(5,062)
Other expense	(2,541)	(2,541)	(4,889)	(4,889)

Total other expense	(28,990)	(36,843)	(55,385)	(67,830)

Loss before provision for income taxes	(18,200)	(26,053)	(32,757)	(45,202)

Provision for income taxes	(190)	(190)	(267)	(267)

Net loss	$(18,390)	$(26,243)	$(33,024)	$(45,469)

Basic and diluted loss per common share amounts:
Net loss per common share	$(0.17)	$(0.24)	$(0.31)	$(0.42)

Basic and diluted weighted average number of common shares	107,131	107,131	107,800	107,800

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	CURRENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the Financial Accounting Standards Board ( “FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) which establishes principles and requirements for subsequent events. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and is applied prospectively. The Company adopted SFAS 165 and has disclosed all significant subsequent events that have occurred through August 5, 2009, the day the financial statements were issued.

In April 2009, the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141 (R)-1”) which amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations.” FSP FAS 141 (R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141 (R)-1 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of FSP FAS 157-4 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows or disclosures.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-than-Temporary Impairments.” This FSP changes the existing accounting requirements for other-than-temporary impairments. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting standard did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The adoption of this FSP did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 supercedes EITF Issue No. 01-6, “The Meaning of Indexed to a Company’s Own Stock” and addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of EITF 07-5 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and hedging activities and expands the disclosure requirements of SFAS No. 133. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) which requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141 “Business Combinations,” some of which could have a material impact on how the Company accounts for business combinations. These changes include, among other things, expensing acquisition costs as incurred as a component of operating expense. Effective January 1, 2009, these costs are reflected as acquisition related expenses in the Company’s consolidated statement of operations. The Company historically capitalized these acquisition costs as part of the purchase price and then amortized these costs using the straight line method over the life of the associated acquired assets. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of a business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company adopted SFAS 141(R) effective January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”) which requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 160 effective January 1, 2009 and the noncontrolling interests are reflected in the Company’s consolidated balance sheet, consolidated statements of operations and consolidated statement of shareholder’s equity.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, FASB issued FSP SFAS No. 157-1 and FSP SFAS No. 157-2. FSP SFAS No. 157-1 amends SFAS 157 to exclude SFAS No. 13 “Accounting for Leases” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. FSP SFAS No. 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, or in fiscal 2009 for the Company, and interim periods within those fiscal years for items within the scope of this FSP. In October 2008, the FASB issued FSP FAS 157-3 which clarifies the application of SFAS 157 in an inactive market by providing an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for the financial asset is inactive. Effective January 1, 2008, the guidelines of SFAS 157

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SBA were applied in recording the Company’s investments at their fair market value. Effective January 1, 2009, the guidelines of SFAS 157 were applied to non-financial assets and non-financial liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

4.	RESTRICTED CASH

Restricted cash consists of the following:

	As of June 30, 2009	As of December 31, 2008	Included on Balance Sheet
	(in thousands)
CMBS Certificates	$35,588	$36,182	Restricted cash - current asset
Payment and performance bonds	1,174	2,417	Restricted cash - current asset
Surety bonds and workers compensation	11,054	16,660	Other assets - noncurrent

Total restricted cash	$47,816	$55,259

In connection with the issuance of the CMBS Certificates (as defined in Note 9), the Company is required to fund a restricted cash amount, which is held in escrow pursuant to the mortgage loan agreement governing the CMBS Certificates. This restricted cash amount is used to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, and trustee and servicing expenses, and to reserve a portion of advance rents from tenants. Pursuant to the terms of the mortgage loan agreement, all rents and other sums due on the towers that secure the CMBS Certificates are directly deposited into a controlled deposit account by the lessees and are held by the indenture trustee. The restricted cash held by the indenture trustee in excess of required reserve balances is subsequently released to the Borrowers on or before the 15th calendar day following month end, provided that the Company is in compliance with its debt service coverage ratio and that no Event of Default has occurred. All monies held by the indenture trustee after the release date are classified as restricted cash on the Company’s Consolidated Balance Sheets.

Payment and performance bonds relate primarily to collateral requirements relating to tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. In addition, as of June 30, 2009 and December 31, 2008, the Company had pledged $2.4 million and $2.0 million, respectively, as collateral related to its workers compensation policy. These amounts are included in other assets on the Company’s Consolidated Balance Sheets.

As of June 30, 2009, the Company had $17.3 million in removal bonds for which it is only required to post $8.7 million in collateral.

5.	ACQUISITIONS

During the second quarter of 2009, the Company acquired 43 completed towers and related assets and liabilities from various sellers as well as a 90% equity interest in one Canadian entity whose holdings consisted of 52 towers and related assets and liabilities. The aggregate consideration paid for these towers, the equity interest and related assets was approximately $33.2 million, primarily consisting of $23.7 million in cash and approximately 368,000 shares of Class A common stock. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company accounted for the above tower acquisitions and equity interest under the acquisition method of accounting in accordance with SFAS 141(R). The acquisitions are recorded at fair market value at the date of each acquisition. The acquisitions consummated were not significant to the Company and accordingly, pro forma financial information has not been presented. In addition, in the second quarter of 2009, the Company paid $0.5 million for long-term lease extensions and $3.1 million for land and easement purchases, consisting of $1.3 million paid in cash and $1.8 million paid through the issuance of the Company’s Class A common stock.

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

From time to time, the Company agrees to pay additional consideration in connection with its acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the one to three years after they have been acquired. During the second quarter of 2009, certain earnings targets associated with previously acquired towers were achieved and therefore, the Company paid $0.9 million in cash. As of June 30, 2009, the Company had obligations to pay up to an additional $5.0 million in consideration if the performance targets contained in various acquisition agreements are met. In certain acquisitions, the additional consideration may be paid in cash or shares of Class A common stock at the Company’s option. Prior to the adoption of SFAS 141(R), the Company recorded such obligations as additional consideration when it became probable that the targets would be met. In accordance with SFAS 141(R), which the Company adopted effective January 1, 2009, contingent consideration in connection with acquisitions are accrued at their fair value as of the date of the acquisition.

6.	INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of June 30, 2009			As of December 31, 2008
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
	(in thousands)
Current Contract Intangibles	$1,037,312	$(138,020)	$899,292	$1,022,022	$(103,837)	$918,185
Network Location Intangibles	582,137	(81,462)	500,675	569,301	(62,354)	506,947

Intangible assets, net	$1,619,449	$(219,482)	$1,399,967	$1,591,323	$(166,191)	$1,425,132

All intangible assets noted above are included in our site leasing segment. The Company amortizes its intangible assets using the straight line method over 15 years. Amortization expense relating to the intangible assets above was $26.8 million and $17.1 million for the three months ended June 30, 2009 and 2008, respectively and $53.3 million and $33.1 million for the six months ended June 30, 2009 and 2008, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the purchase price is finalized for all acquisitions.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of June 30, 2009	As of December 31, 2008
	(in thousands)
Towers and related components	$2,177,049	$2,136,179
Construction-in-process	10,061	10,295
Furniture, equipment and vehicles	29,908	29,563
Land, buildings and improvements	110,365	102,898

	2,327,383	2,278,935
Less: accumulated depreciation	(849,075)	(776,263)

Property and equipment, net	$1,478,308	$1,502,672

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $37.5 million and $32.1 million for the three months ended June 30, 2009 and 2008, respectively and $74.5 million and $63.3 million for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009 and December 31, 2008, non-cash capital expenditures that are included in accounts payable and accrued expenses were $4.1 million and $2.7 million, respectively.

The amounts applicable to capital leases for vehicles included in property and equipment, net was:

	As of June 30, 2009	As of December 31, 2008
	(in thousands)
Vehicles	$1,805	$1,741
Less: accumulated depreciation	(573)	(397)

Vehicles, net	$1,232	$1,344

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of June 30, 2009	As of December 31, 2008
	(in thousands)
Costs incurred on uncompleted contracts	$29,328	$43,945
Estimated earnings	10,822	13,486
Billings to date	(30,575)	(47,132)

	$9,575	$10,299

These amounts are included on the accompanying Consolidated Balance Sheets under the following captions:

	As of June 30, 2009	As of December 31, 2008
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$9,712	$10,658
Billings in excess of costs and estimated earnings on uncompleted contracts	(137)	(359)

	$9,575	$10,299

At June 30, 2009, five significant customers comprised 81.2% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, while at December 31, 2008, five significant customers comprised 66.7% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	DEBT

Debt consists of the following:

	As of June 30, 2009	As of December 31, 2008
		(as restated)
	(in thousands)
Commercial mortgage pass-through certificates, series 2005-1, secured, interest payable monthly in arrears, balloon payment of principal with an anticipated repayment date of November 9, 2010. Interest at fixed rates ranging from 5.369% to 6.706%.	$381,305	$398,800

Commercial mortgage pass-through certificates, series 2006-1, secured, interest payable monthly in arrears, balloon payment of principal with an anticipated repayment date of November 9, 2011. Interest at fixed rates ranging from 5.314% to 7.825%.	1,079,472	1,090,748

Convertible senior notes net of discount, unsecured, interest payable June 1 and December 1, aggregate principal amount with a maturity date of December 1, 2010. Interest at 0.375%. Principal balance of $34.4 million and $138.1 million as of June 30, 2009 and December 31, 2008, respectively.	31,384	121,964

Convertible senior notes net of discount, unsecured, interest payable May 1 and November 1, aggregate principal amount with a maturity date of May 1, 2013. Interest at 1.875%. Principal balance of $550.0 million as of June 30, 2009 and December 31, 2008.	417,772	403,754

Convertible senior notes net of discount, unsecured, interest payable April 1 and October 1, aggregate principal amount with a maturity date of October 1, 2014. Interest at 4.0%. Principal balance of $500.0 million as of June 30, 2009.	331,133	—

Senior Credit Facility originated in January 2008. Interest at 2.31% as of June 30, 2009.	4,403	230,552

Optasite credit facility net of discount with a maturity date of November 1, 2010. Interest at 1.97% as of June 30, 2009. Principal balance of $146.0 million and $149.0 million as of June 30, 2009 and December 31, 2008.	144,118	146,412

Total debt	2,389,587	2,392,230

Less: current maturities of long-term debt	(6,000)	(6,000)

Total long-term debt, net of current maturities	$2,383,587	$2,386,230

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Initial CMBS Certificates consist of five classes, with principal balances and annual pass-through interest rates, as indicated in the table below:

Subclass	Annual Pass-through Interest Rate	Initial Subclass Principal Balance at 6/30/09
		(in thousands)
2005-1A	5.369%	$238,580
2005-1B	5.565%	45,270
2005-1C	5.731%	48,320
2005-1D	6.219%	30,175
2005-1E	6.706%	18,960

Total		$381,305

The weighted average annual fixed coupon interest rate of the Initial CMBS Certificates at June 30, 2009 was 5.6%, payable monthly, and the effective weighted average annual fixed interest rate was 4.8%, after giving effect to the settlement of two interest rate swap agreements entered into in contemplation of the transaction. The Initial CMBS Certificates have an anticipated repayment date of November 2010 with a final repayment date in 2035. At June 30, 2009, the estimated fair value was $376.3 million as determined by market prices provided by a third party valuation firm.

During the three months and six months ended June 30, 2009, the Company repurchased, an aggregate of $10.4 million and $17.5 million, respectively, in principal amount of Initial CMBS Certificates for cash of $9.9 million and $15.4 million, respectively. The Company recorded in its Consolidated Statement of Operations for the three months and six months ended June 30, 2009, a $0.5 million and $2.1 million, respectively, gain on the early extinguishment of debt net of the write-off of unamortized deferred financing fees and the write-off of the deferred gain on the Initial CMBS Certificate Swaps.

Subsequent to June 30, 2009, the Company repurchased an aggregate of $1.1 million in principal amount of Initial CMBS Certificates for $1.1 million in cash. In addition, as discussed in Note 16 Subsequent Events, subsequent to June 30, 2009, the Company repaid the full amount of the outstanding Initial CMBS Certificates with the proceeds of a Senior Note offering.

Commercial Mortgage Pass-Through Certificates, Series 2006-1

On November 6, 2006, the Depositor sold in a private transaction $1.15 billion of Additional CMBS Certificates, Series 2006-1 (the “Additional CMBS Certificates” and collectively with the Initial CMBS Certificates referred to as the “CMBS Certificates”) issued by the Trust.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Additional CMBS Certificates consist of nine classes with principal balances and annual pass-through interest rates as indicated in the table below:

Subclass	Annual Pass-through Interest Rate	Additional Subclass Principal Balance at 6/30/09
		(in thousands)
2006-1A	5.314%	$439,420
2006-1B	5.451%	96,680
2006-1C	5.559%	101,680
2006-1D	5.852%	92,905
2006-1E	6.174%	29,540
2006-1F	6.709%	71,000
2006-1G	6.904%	109,728
2006-1H	7.389%	67,974
2006-1J	7.825%	70,545

Total		$1,079,472

The weighted average annual fixed coupon interest rate of the Additional CMBS Certificates at June 30, 2009 was 6.0%, payable monthly, and the effective weighted average annual fixed interest rate was 6.3% after giving effect to the settlement of the nine interest rate swap agreements entered into in contemplation of the transaction. The Additional CMBS Certificates have an anticipated repayment date of November 2011 with a final repayment date in 2036. At June 30, 2009, the estimated fair value was $1.05 billion as determined by market prices provided by a third party valuation firm.

During the three months and six months ended June 30, 2009, the Company repurchased, for cash, an aggregate of $10.8 million and $11.3 million, respectively, in principal amount of Additional CMBS Certificates. The Company recorded in its Consolidated Statements of Operations for the three months and six months ended June 30, 2009, a $0.1 million and $0.2 million, respectively, gain on the early extinguishment of debt net, of the write-off of unamortized deferred financing fees and the write-off of the deferred loss on the Additional CMBS Certificate Swaps.

Subsequent to June 30, 2009, the Company repurchased an aggregate of $63.9 million in principal amount of the Additional Certificates for $63.8 million in cash.

As of June 30, 2009, the Borrowers met the required debt service coverage ratio as defined by the mortgage loan agreement.

0.375% Convertible Senior Notes due 2010

On March 26, 2007, the Company issued $350.0 million of its 0.375% Notes. Interest on the 0.375% Notes is payable semi-annually on June 1 and December 1. The maturity date of the 0.375% Notes is December 1, 2010.

During the three months ended June 30, 2009, the Company repurchased an aggregate of $51.5 million in principal amount of 0.375% Notes for $50.5 million in cash. The Company recorded a gain on the early extinguishment of debt of $2.2 million and a net reduction to additional paid in capital of $5.9 million related to these transactions. The Company wrote-off unamortized deferred financing fees of $0.4 million in its Consolidated Statement of Operations.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the six months ended June 30, 2009, the Company consummated privately negotiated exchanges of the 0.375% Notes for Class A common stock in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. Pursuant to these exchanges, the Company issued approximately 618,000 shares of the Company’s Class A common stock in exchange for $12.5 million in principal amount of 0.375% Notes. In addition, the Company also repurchased an aggregate of $91.2 million in principal amount of 0.375% Notes for $86.6 million in cash. The Company recorded a gain on the early extinguishment of debt of $6.9 million and a net reduction to equity of $0.2 million related to these transactions. The Company wrote-off unamortized deferred financing fees of $0.9 million in its Consolidated Statement of Operations.

Subsequent to June 30, 2009, the Company repurchased an aggregate of $4.0 million in principal amount of 0.375% Notes for $3.9 million in cash.

In April 2009, the Company also terminated the portion of the convertible note hedge and warrant transactions that it entered into in March 2007 with respect to its 0.375% Notes which related to the $264.1 million principal amount of 0.375% Notes that the Company previously repurchased for cash or stock. The Company received approximately 546,000 shares from the counterparties to the terminated hedge and warrant transactions.

The Company is amortizing the debt discount on the 0.375% Notes utilizing the effective interest method over the life of the 0.375% Notes which increases the effective interest rate of the 0.375% Notes from its coupon rate of 0.375% to 6.9%. The Company incurred cash interest expense of $0.1 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively, and $0.2 million and $0.7 million for the six months ended June 30, 2009 and 2008, respectively. The Company recorded non-cash interest expense of $1.1 million and $4.8 million for the three months ended June 30, 2009 and 2008, respectively and non-cash interest expense of $2.8 million and $9.5 million for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, the carrying amount of the equity component related to the 0.375% Notes was $60.5 million. The estimated fair value of the 0.375% Notes as of June 30, 2009 was $28.5 million as determined by using the market prices provided by a third party valuation firm.

The 0.375% Notes are reflected in long-term debt in the Company’s Condensed Consolidated Balance Sheets at carrying value. The following table summarizes the balances for the 0.375% Notes:

	As of June 30, 2009	As of December 31, 2008
		(as restated)
	(in thousands)
Principal balance	$34,403	$138,149
Debt discount	(3,019)	(16,185)

Carrying value	$31,384	$121,964

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.875% Convertible Senior Notes due 2013

On May 16, 2008, the Company issued $550.0 million of its 1.875% Notes. Interest on the 1.875% Notes is payable semi-annually on May 1 and November 1. The maturity date of 1.875% Notes is May 1, 2013.

The Company is amortizing the debt discount on the 1.875% Notes utilizing the effective interest method over the life of the 1.875% Notes which increases the effective interest rate of the Notes from its coupon rate of 1.875% to 9.4%. The Company incurred cash interest expense of $2.6 million and $1.3 million for the three months ended June 30, 2009 and June 30, 2008, respectively and cash interest expense of $5.2 million and $1.3 million for the six months ended June 30, 2009 and June 30, 2008, respectively. The Company recorded non-cash interest expense of $7.1 million and $3.3 million for the three months ended June 30, 2009 and June 30, 2008, respectively and $14.0 million and $3.3 million for the six months ended June 30, 2009 and June 30, 2008, respectively. As of June 30, 2009, the carrying amount of the equity component related to the 1.875% Notes was $159.2 million. The estimated fair value of the 1.875% Notes as of June 30, 2009 was $542.4 million as determined by market prices provided by a third party valuation firm.

The 1.875% Notes are reflected in long-term debt in the Company’s Condensed Consolidated Balance Sheets at carrying value. The following table summarizes the balances for the 1.875% Notes:

	As of June 30, 2009	As of December 31, 2008
		(as restated)
	(in thousands)
Principal balance	$550,000	$550,000
Debt discount	(132,228)	(146,246)

Carrying value	$417,772	$403,754

4.0% Convertible Senior Notes due 2014

On April 24, 2009, the Company issued $500.0 million of its 4.0% Convertible Senior Notes (“4.0% Notes”) in a private placement transaction. Interest on the 4.0% Notes is payable semi-annually on April 1 and October 1. The maturity date of the 4.0% Notes is October 1, 2014. The Company incurred deferred financing fees of $11.7 million with the issuance of the 4.0% Notes.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The net proceeds of this offering were approximately $488.2 million after deducting discounts, commissions and expenses. Contemporaneously with the closing of the sale of the 4.0% Notes, a portion of the net proceeds from the sale of the 4.0% Notes was used to repurchase 2.0 million shares of the Company’s Class A common stock, valued at $50.0 million based on the closing stock price of $24.80 on April 20, 2009. These repurchased shares were immediately retired by the Company. The repurchased shares will be recorded as a reduction to Class A common stock for the par value of the Class A common stock as well as an increase to accumulated deficit.

Concurrently with the pricing of the 4.0% Notes, the Company entered into convertible note hedge transactions whereby the Company purchased from affiliates of certain of the initial purchasers of the 4.0% Notes an option covering 16,458,196 shares of its Class A common stock at an initial strike price of $30.38 per share (the same as the initial conversion price of the notes). Separately and concurrently with the pricing of the 4.0% Notes, the Company entered into warrant transactions whereby it sold to affiliates of certain of the initial purchasers of the 4.0% Notes warrants to acquire 16,458,196 shares of its Class A common stock at an initial price of $44.64 per share. The Company used approximately $61.6 million of the net proceeds from the 4.0% Notes offering plus proceeds from the warrant transactions to fund the cost of the convertible note hedge transactions. The convertible note hedge transactions and the warrant transactions, taken as a whole, effectively increase the conversion price of the 4.0% Notes from $30.38 per share to $44.64 per share, reflecting a premium of 80% based on the closing stock price of $24.80 per share of the Company’s Class A common stock on April 20, 2009. The remaining net proceeds of $376.6 million will be used for general corporate purposes, including repurchases or repayments of the Company’s outstanding debt.

The Company is amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate of the Notes from its coupon rate of 4.0% to 13.0%. The Company incurred cash interest expense of $3.7 million for the three months ended June 30, 2009 and non-cash interest expense of $4.2 million for the three months ended June 30, 2009, respectively. As of June 30, 2009, the carrying amount of the equity component related to the 4.0% Notes was $169.0 million. The estimated fair value of the 4.0% Notes as of June 30, 2009 was $506.9 million as determined by market prices provided by a third party valuation firm.

The 4.0 % Notes are reflected in long-term debt in the Company’s Condensed Consolidated Balance Sheets at carrying value. The following table summarizes the balances for the 4.0% Notes:

As of June 30, 2009
(in thousands)
Principal balance	$500,000
Debt discount	(168,867)

Carrying value	$331,133

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Senior Credit Facility

On January 18, 2008, SBA Senior Finance, Inc. (“SBA Senior Finance”), an indirect wholly-owned subsidiary of the Company, entered into a $285.0 million senior secured revolving credit facility (the “Senior Credit Facility”) with several banks and other financial institutions or entities from time to time parties to the credit agreement (the “Lenders”).

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

During the first six months of 2009, SBA Senior Finance borrowed $8.5 million and repaid $234.7 million under its Senior Credit Facility, which is presented within “Cash flows from financing activities” on the Company’s Consolidated Statements of Cash Flows. The Company used or designated such proceeds for construction and acquisition of towers and for ground lease buyouts. As of June 30, 2009, the Company had $4.4 million outstanding under this facility which is reflected in long-term debt on the Company’s Condensed Consolidated Balance Sheet. The Company had approximately $0.1 million of letters of credit posted against the availability of this credit facility outstanding. The weighted average interest rate for amounts borrowed under the Senior Credit Facility for the three months and six months ended June 30, 2009 was 2.4% and 2.5%. The estimated fair value was $4.0 million as determined by using a discounted cash flow model that considers the discount rates, expected life and the principal balance of the credit facility as of June 30, 2009. As of June 30, 2009, availability under the credit facility was approximately $315.5 million. As of June 30, 2009, SBA Senior Finance and the Company were in full compliance with the financial covenants contained in the Senior Credit Facility.

SBA Senior Finance entered into an Amendment and Restatement (the “Restated Credit Agreement”) of the Credit Agreement (the “Credit Agreement”), which was effective July 31, 2009.

The Restated Credit Agreement mirrors the material terms of the Credit Agreement, except that the Restated Credit Agreement:

•	clarifies that the Senior Credit Facility will terminate on January 18, 2011;

•	eliminates the ability of SBA Senior Finance and its subsidiaries to enter into additional securitization arrangements;

•

amends the definition of Excluded Subsidiaries such that only subsidiaries of SBA Senior Finance, rather than of SBA (other than SBA Telecommunications, Inc. (“Telecommunications”)), are required to guarantee SBA Senior Finance’s obligations under the credit facility;

•

modifies the provision relating to the limitation of asset sales and when the net proceeds of asset sales are required to be used to permanently reduce the credit facility commitments and repay outstanding revolving loans;

•	amends the definition of Consolidated Adjusted EBITDA to reflect recent changes in GAAP;

•	reduces the maximum financial ratio of Consolidated Total Debt to Annualized Adjusted EBITDA that SBA Senior Finance must maintain to 5.0 times; and

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•	expands the approved use of proceeds for borrowings under the credit facility to general corporate purposes, including distributions to Telecommunications.

In connection with the Restated Credit Agreement, on July 28, 2009, SBA Communications, Telecommunications, SBA Senior Finance and certain of SBA Senior Finance’s subsidiaries, entered into an Amendment and Restatement of the Guarantee and Collateral Agreement in favor of Toronto Dominion (Texas) LLC, as administrative agent (the “Restated Guarantee and Collateral Agreement”). The Restated Guarantee and Collateral Agreement clarifies that only subsidiaries of SBA Senior Finance, rather than of SBA Communications (other than Telecommunications), are required to guarantee SBA Senior Finance’s obligations under the credit facility and added SBA Towers, Inc., SBA Puerto Rico, Inc. and SBA Towers USVI, Inc. as guarantors, as each of these entities had been released from its obligations under the mortgage loan underlying the CMBS Certificates.

Optasite Credit Facility

On September 16, 2008, in connection with the acquisition of Optasite, the Company assumed Optasite’s fully drawn $150 million senior credit facility (the “Optasite Credit Facility”). Interest on the Optasite Credit Facility accrues at the one month Eurodollar Rate plus 165 basis points and interest payments are due monthly. Commencing November 1, 2008, the Company began paying an amount equal to the monthly percentage share of the aggregate outstanding principal amount of the Optasite Credit Facility based on a twenty-five year amortization and the facility cannot be re-drawn.

The interest rate for amounts borrowed under the Optasite Credit Facility as of June 30, 2009 was 1.97%. The Company recorded non-cash interest expense of approximately $0.3 million for the three months ended June 30, 2009 and $0.7 million for the six months ended June 30, 2009. The estimated fair value of the Optasite Credit Facility was $135.2 million as determined by using a discounted cash flow model that considers the discount rates, expected life, required monthly principal payments and the principal balance of the credit facility as of June 30, 2009. As of June 30, 2009, the Company was in full compliance with the financial covenants and the terms of the Optasite Credit Facility agreement.

On July 31, 2009, the Company paid off the facility in full. Subsequent to the payoff, the facility was terminated.

Capital Lease Obligations

The Company’s capital lease obligations outstanding were $1.0 million as of June 30, 2009 and $1.2 million as of December 31, 2008. These obligations bear interest rates ranging from 0.98% to 4.92% and mature in periods ranging from approximately one to five years.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

Additional CMBS Certificate Swaps

The Company’s unamortized value of the net deferred loss related to its Additional CMBS Certificate Swaps, which were terminated in October 2006 in connection with entering into the purchase and sale agreement for the Additional CMBS Certificates (see Note 9), is recorded in accumulated other comprehensive loss, net on the Company’s Consolidated Balance Sheets. The deferred loss is being

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

amortized utilizing the effective interest method over the anticipated five year life of the Additional CMBS Certificates and increases the effective interest rate on these certificates by 0.3% over the weighted average fixed interest rate of 6.0%. The Company recorded amortization of $0.6 million as non-cash interest expense on the Company’s Consolidated Statements of Operations for each of the three months ended June 30, 2009 and June 30, 2008, respectively and $1.2 million as noncash interest expense on the Company’s Consolidated Statements of Operations for each of the six months ended June 30, 2009 and June 30, 2008, respectively.

Initial CMBS Certificate Swaps

The Company’s unamortized value of the net deferred gain related to its Initial CMBS Certificate Swaps, which were terminated in November 2005 in connection with entering into the purchase and sale agreement for the Initial CMBS Certificates (see Note 9), is recorded in accumulated other comprehensive loss, net on the Company’s Consolidated Balance Sheets. The deferred gain is being amortized utilizing the effective interest method over the anticipated five year life of the Initial CMBS Certificates and reduces the effective interest rate on the Initial CMBS Certificates by 0.8%. The Company recorded amortization of $0.7 million as an offset to non-cash interest expense on the Company’s Consolidated Statements of Operations for each of the three months ended June 30, 2009 and June 30, 2008, respectively, and $1.5 million as an offset to non-cash interest expense on the Company’s Consolidated Statements of Operations for each of the six months ended June 30, 2009 and June 30, 2008, respectively.

11.	EARNINGS PER SHARE

As of June 30, 2009, the Company has potential common stock equivalents related to its outstanding stock options and the 0.375% Notes, 1.875% Notes and 4.0% Notes (see Note 9). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for each period presented.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	STOCK BASED COMPENSATION

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model in accordance with the provisions of SFAS No. 123R “Share-Based Payments.”

Stock Options

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

	For the six months ended June 30,
	2009	2008

Risk free interest rate	1.30% - 1.80%	2.10% - 2.89%
Dividend yield	0.0%	0.0%
Expected volatility	55.7%	41.6%
Expected lives	3.21-4.08 years	3.35-3.73 years

The following table summarizes the Company’s activities with respect to its stock option plans for the first six months of 2009 as follows:

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)
	(in thousands)
Outstanding at December 31, 2008	3,788	$20.31	5.7
Granted	1,093	$19.84
Exercised	(189)	$7.96
Canceled	(22)	$30.60

Outstanding at June 30, 2009	4,670	$20.66	5.5

Exercisable at June 30, 2009	2,345	$16.73	4.9

Unvested at June 30, 2009	2,325	$24.62	6.1

The weighted-average fair value of options granted during the six months ended June 30, 2009 and June 30, 2008 was $8.59 and $10.94, respectively. The total intrinsic value for options exercised during the six months ended June 30, 2009 and 2008 was $2.8 million and $11.1 million, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	INCOME TAXES

The Company had taxable losses during the three and six months ended June 30, 2009 and 2008, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment (1)	Total
			(in thousands)

Three months ended June 30, 2009
Revenues	$117,342	$4,349	$14,504	$—	$136,195
Cost of revenues	$27,516	$3,247	$13,109	$—	$43,872
Depreciation, amortization and accretion	$63,791	$50	$200	$210	$64,251
Operating income (loss)	$14,157	$660	$(115)	$(1,104)	$13,598
Capital expenditures(2)	$50,320	$26	$232	$83	$50,661

Three months ended June 30, 2008
Revenues	$93,739	$5,313	$12,900	$—	$111,952
Cost of revenues	$22,593	$4,155	$12,613	$—	$39,361
Depreciation, amortization and accretion	$48,706	$56	$171	$320	$49,253
Operating income (loss)	$14,244	$605	$(1,092)	$(2,967)	$10,790
Capital expenditures(2)	$282,622	$53	$161	$181	$283,017

Six months ended June 30, 2009
Revenues	$232,820	$8,520	$29,904	$—	$271,244
Cost of revenues	$55,082	$6,270	$27,059	$—	$88,411
Depreciation, amortization and accretion	$126,971	$94	$400	$439	$127,904
Operating income (loss)	$29,072	$1,407	$(186)	$(2,347)	$27,946
Capital expenditures(2)	$70,988	$29	$268	$132	$71,417

Six months ended June 30, 2008
Revenues	$183,114	$10,298	$28,457	$—	$221,869
Cost of revenues	$44,641	$8,346	$26,609	$—	$79,596
Depreciation, amortization and accretion	$95,497	$102	$351	$656	$96,606
Operating income (loss)	$27,892	$947	$(1,001)	$(5,210)	$22,628
Capital expenditures(2)	$341,260	$126	$425	$316	$342,127

Assets

As of June 30, 2009	$3,042,806	$3,810	$23,786	$185,109	$3,255,511
As of December 31, 2008 (as restated)	$3,092,965	$4,375	$25,413	$85,076	$3,207,829

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Includes acquisitions and related earn-outs and vehicle capital lease additions.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	CONCENTRATION OF CREDIT RISK

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

The following is a list of significant customers (representing at least 10% of revenue for the periods reported) and the percentage of total revenue for the specified time periods derived from such customers:

	Percentage of Site Leasing Revenue for the three months ended June 30,
	2009	2008

AT&T	25.6%	24.1%
Sprint	23.6%	25.5%
Verizon	16.4%	10.2%
T-Mobile	12.2%	10.6%

	Percentage of Site Development Consulting Revenue for the three months ended June 30,0
	2009	2008

T-Mobile	16.4%	—
Verizon	23.3%	21.9%
Metro-PCS	7.3%	15.4%
Sprint	0.2%	28.8%

	Percentage of Site Development Construction Revenue for the three months ended June 30,
	2009	2008

T-Mobile	32.3%	13.0%
Nsoro Mastec	23.7%	2.3%
Metro PCS	8.7%	18.8%

At June 30, 2009, five significant customers comprised 57.4% of total gross accounts receivable compared to five significant customers which comprised 41.7% of total gross accounts receivable at December 31, 2008.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16.	SUBSEQUENT EVENTS

Senior Notes

On July 24, 2009, the Company’s wholly-owned subsidiary SBA Telecommunications, Inc. (“Telecommunications”), issued $750 million of unsecured senior notes, $375 million of which are due 2016 (the “2016 Notes”) and $375 million of which are due 2019 (the “2019 Notes”).

The 2016 Notes have an interest rate of 8.00% and were issued at a price of 99.330% of their face value. The 2019 Notes have an interest rate of 8.25% and were issued at a price of 99.152% of their face value. Net proceeds of this offering were $727.6 million after deducting expenses and original issue discount.

Telecommunications used the proceeds to repay the principal balance of $380.2 million of its Initial CMBS Certificates issued by its subsidiary and the $10.0 million related prepayment consideration plus accrued interest and repay the $146.0 million principal amounts outstanding under the Optasite Credit Facility and the $4.4 million principal amounts outstanding under the Senior Credit Facility. Telecommunications also intends to use the net proceeds from this offering to repurchase prior to maturity or repay at maturity the Company’s outstanding 0.375% Notes. The remaining net proceeds will be used for general corporate purposes. The Company also terminated the Optasite Credit Facility and as of the date of this filing has approximately $320 million available under its senior revolving credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications towers. Our principal operations are in the United States, Puerto Rico, the U.S. Virgin Islands and Canada. Our primary business line is our site leasing business, which contributed 97.3% of our segment operating profit for the three months ended June 30, 2009. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative or acquired. As of June 30, 2009, we owned 8,004 towers, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to wireless service providers. We also manage or lease approximately 5,000 actual or potential communications sites, approximately 550 of which were revenue producing as of June 30, 2009. Our second business line is our site development business, through which we assist wireless service providers with developing and maintaining their own wireless service networks.

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

For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as a result of adding additional customers to the tower. The amount of other direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower, but typically do not make up a large percentage of total operating costs. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting towers or upgrading or repairing access roads or fencing. Lastly, land leases generally have an initial term of five years with five or more additional automatic renewal periods of five years at our option and provide for rent escalators which typically average 3%–4% annually or provide for term escalators of approximately 15%. Of the 8,004 towers in our portfolio as of June 30, 2009, approximately 26.8% were located on parcels of land that we own, land subject to perpetual easements, or parcels of land that have a leasehold interest that extends beyond 50 years.

Our site leasing business generates substantially all of our total segment operating profit. As indicated in the table below, our site leasing business generated 86.2% and 85.8% of our total revenue during the three months and six months ended June 30, 2009, respectively. For information regarding our operating segments, please see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Revenues
	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
		(dollars in thousands)
Site leasing revenue	$117,342	$93,739	$232,820	$183,114
Total revenues	$136,195	$111,952	$271,244	$221,869
Site leasing revenue percentage of total revenues	86.2%	83.7%	85.8%	82.5%

	Segment Operating Profit
	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
		(dollars in thousands)
Site leasing segment operating profit (1)	$89,826	$71,146	$177,738	$138,473
Total segment operating profit (1)	$92,323	$72,591	$182,833	$142,273
Site leasing segment operating profit percentage of total segment operating profit (1)	97.3%	98.0%	97.2%	97.3%

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

The following rollforward summarizes the activity in our consolidated tower portfolio from December 31, 2008 to June 30, 2009:

Number of Towers

Towers owned at December 31, 2008	7,854
Purchased towers	7
Constructed towers	25
Towers reclassified/disposed (1)	(2)

Towers owned at March 31, 2009	7,884
Purchased towers	95
Constructed towers	25

Towers owned at June 30, 2009	8,004

(1)	Reclassifications reflect the combination for reporting purposes of multiple tower structures on a single parcel of real estate, which we market and customers view as a single location, into a single tower site. Dispositions reflect the decommissioning, sale, conveyance or legal transfer of owned tower sites.

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

The table below provides the percentage of total company revenues contributed by site development consulting services and site development construction services for the three months and six months ended June 30, 2009 and 2008. Information regarding the total assets used in our site development services businesses is included in Note 14 of our Notes to Condensed Consolidated Financial Statements included in this quarterly report.

	Percentage of Revenues
	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(in thousands)

Site development consulting	$4,348	$5,313	$8,520	$10,298
Site development construction	14,505	12,900	29,904	28,457

Total site development revenues	18,853	18,213	38,424	38,755
Total revenues	$136,195	$111,952	$271,244	$221,869

Site development consulting	3.2%	4.7%	3.1%	4.6%
Site development construction	10.7%	11.5%	11.0%	12.8%

KEY PERFORMANCE INDICATORS

Segment Operating Profit:

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

	For the three months ended June 30,
	2009	2008	Dollar Change
	(in thousands)
Segment operating profit:
Site leasing	$89,826	$71,146	$18,680
Site development consulting	1,101	1,158	(57)
Site development construction	1,396	287	1,109

Total	$92,323	$72,591	$19,732

The increase in site leasing segment operating profit related primarily to additional revenue generated by the number of towers acquired and constructed after June 30, 2008, additional revenue from the increased number of tenants and tenant equipment on our sites and higher average monthly tenant rents in the first three months and six months of 2009 compared to the first three months and six months of 2008, control of our site leasing cost of revenue and the positive impact of our ground lease purchase program.

Adjusted EBITDA:

Adjusted EBITDA, in our opinion, is an indicator of the performance of our core operations and reflects the changes in our operating results. Adjusted EBITDA is not intended to be an alternative measure of operating income or gross profit margin as determined in accordance with GAAP. We reconcile this measure and provide other Regulation G disclosures later in this quarterly report in the section entitled “Non-GAAP Financial Measures.”

Adjusted EBITDA increased $19.8 million to $83.3 million for the three months ended June 30, 2009 from $63.5 million for the three months ended June 30, 2008 primarily due to increased segment operating profit.

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

RESTATEMENT FOR ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

Effective January 1, 2009, we adopted FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (including partial cash settlement) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 requires companies to retroactively apply the requirements of the pronouncement to all periods presented. Our 0.375% Convertible Senior Notes due 2010 (the “0.375% Notes”) and 1.875% Convertible Senior Notes due 2013 (the “1.875% Notes”) are subject to the retroactive restatement requirements of FSP APB 14-1. Our consolidated statements of operations for the three months and six months ended June 30, 2008 and our consolidated statements of cash flows for the six months ended June 30, 2008 have been retroactively adjusted to reflect the impact of adopting FSP APB 14-1. See Note 2 and Note 9 to the condensed consolidated financial statements for a summary of the effects on our consolidated statement of operations for the three months and six months ended June 30, 2008 and consolidated balance sheet as of December 31, 2008. The accompanying Management’s Discussion and Analysis reflects the changes due to the implementation of FSP APB 14-1.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

	For the three months ended June 30,		Dollar	Percentage
	2009	2008	Change	Change
	(as restated)
	(in thousands, except for percentages)
Revenues:
Site leasing	$117,342	$93,739	$23,603	25.2%
Site development consulting	4,348	5,313	(965)	(18.2)%
Site development construction	14,505	12,900	1,605	12.4%

Total revenues	136,195	111,952	24,243	21.7%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	27,516	22,593	4,923	21.8%
Cost of site development consulting	3,247	4,155	(908)	(21.9)%
Cost of site development construction	13,109	12,613	496	3.9%
Selling, general and administrative	13,164	12,548	616	4.9%
Acquisition related expenses	1,310	—	1,310	100.0%
Depreciation, accretion and amortization	64,251	49,253	14,998	30.5%

Total operating expenses	122,597	101,162	21,435	21.2%

Operating income	13,598	10,790	2,808	26.0%

Other income (expense):
Interest income	294	1,630	(1,336)	(82.0)%
Interest expense	(30,075)	(25,303)	(4,772)	18.9%
Non-cash interest expense	(12,541)	(7,933)	(4,608)	58.1%
Amortization of deferred financing fees	(2,812)	(2,696)	(116)	4.3%
Gain from extinguishment of debt, net of write-off of deferred financing fees	2,381	—	2,381	100.0%
Other expense	(44)	(2,541)	2,497	(98.3)%

Total other expense	(42,797)	(36,843)	(5,954)	16.2%

Loss before provision for income taxes	(29,199)	(26,053)	(3,146)	12.1%

Provision for income taxes	229	190	39	20.5%

Net loss	$(29,428)	$(26,243)	$(3,185)	12.1%

Revenues:

Site leasing revenues increased $23.6 million during the second quarter of 2009 as compared to the same period in the prior year due to a 17% increase in the number of tenants at June 30, 2009 compared to tenants at June 30, 2008, lease amendments with current tenants which increased the related rent to reflect additional equipment added to our historical towers, and from revenue generated by the towers that we acquired in the 2008 acquisitions of TowerCo, Optasite and Light Tower and the other towers that we acquired or constructed subsequent to June 30, 2008. We have also experienced, on average, higher rents per tenant due to higher rents from new tenants, higher rents upon renewals by existing tenants and higher rental rates from additional equipment added by existing tenants.

Site development consulting revenues decreased $1.0 million during the second quarter of 2009 as compared to the same period in the prior year as the volume of work done during the period decreased as a result of a pullback in site development by one of our largest customers. Site development construction revenues increased $1.6 million during the second quarter of 2009 as compared to the same period in the prior year primarily as a result of higher margin work on similar cost volumes.

Operating Expenses:

Site leasing cost of revenues increased $4.9 million during the second quarter of 2009 as compared to the same period in the prior year primarily as a result of the growth in the number of towers owned by us (8,004 at June 30, 2009 compared to 6,896 at June 30, 2008) offset by the positive impact of our ground lease purchase program.

Site development consulting cost of revenues decreased $0.9 million as a result of a pullback in site development by one of our largest customers. Site development construction cost of revenues increased $0.5 million as a result of a slightly higher volume of work performed during the second quarter of 2009 compared to the same period in the prior year.

Selling, general and administrative expenses increased $0.6 million during the second quarter of 2009 as compared to the same period in the prior year primarily as a result of an increase in salaries, benefits and other employee related expenses resulting primarily from an increased number of employees.

Acquisition related expenses of $1.3 million are acquisition related costs which, pursuant to our adoption of Statement of Financial Accounting Standards 141(R) on January 1, 2009, are required to be expensed and included within operating expenses. We had historically capitalized these expenses.

Depreciation, accretion and amortization expense increased $15.0 million to $64.3 million for the three months ended June 30, 2009 from $49.3 million for the three months ended June 30, 2008 due to an increase in the number of towers and associated intangible assets owned at June 30, 2009 compared to those owned at June 30, 2008.

Operating Income:

Operating income increased $2.8 million for the three months ended June 30, 2009 from the three months ended June 30, 2008 primarily due to the result of higher revenues without a commensurate increase in cost of revenues in the site leasing and site development construction segments offset by an increase in depreciation, accretion and amortization expense and selling, general and administrative expenses.

Other Income (Expense):

Interest income decreased $1.3 million for the three months ended June 30, 2009 from the three months ended June 30, 2008. This decrease was primarily the result of lower weighted average interest rates offset by higher average invested funds in the second quarter of 2009 compared to second quarter of 2008.

Interest expense for the three months ended June 30, 2009 increased $4.8 million from the three months ended June 30, 2008. This increase was primarily due to the higher weighted average amount of cash-interest bearing debt outstanding for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Specifically, as of June 30, 2009, we had $500.0 million of 4.0% Convertible Senior Notes due 2014 (the “4.0% Notes”) outstanding which were issued in April 2009, $550.0 million of 1.875% Notes outstanding which were outstanding during the entire second quarter of 2009, interest on a higher weighted average outstanding balance under our senior secured revolving credit facility, which we refer to as our Senior Credit Facility, offset slightly by a lower weighted average interest rate, and interest on the Optasite Credit Facility which was assumed in the Optasite acquisition in September 2008.

Non-cash interest expense for the three months ended June 30, 2009 increased $4.6 million from the three months ended June 30, 2008. This increase reflects the accretion of debt discounts on the 4.0%

Notes which were issued in April 2009, 1.875% Notes which were outstanding for the entire second quarter of 2009 and the Optasite Credit Facility acquired in September 2008, offset by the repurchase of an aggregate of $315.6 million of the 0.375% Notes in the fourth quarter of 2008 and first six months of 2009.

Gain from extinguishment of debt net of write-off of deferred financing fees for the three months ended June 30, 2009 was $2.4 million. This gain includes $3.0 million associated with the repurchases of an aggregate of $51.5 million of our 0.375% Notes and $21.2 million of our CMBS Certificates offset by a write-off of $0.6 million in deferred financing fees. See discussion in Note 9 in the Notes to Condensed Consolidated Financial Statements for more information.

Other expense for the three months ended June 30, 2008 includes a $2.5 million other-than-temporary impairment charge on our investments in auction rate securities.

Net Loss

Net loss increased $3.2 million for the three months ended June 30, 2009 from the three months ended June 30, 2008 primarily due to the increase in depreciation, accretion and amortization expense, interest expense, non-cash interest expense and amortization of deferred financing fees offset primarily by an increase in revenues.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

	For the six months ended June 30,		Dollar	Percentage
	2009	2008	Change	Change
		(as restated)
	(in thousands, except for percentages)
Revenues:
Site leasing	$232,820	$183,114	$49,706	27.1%
Site development consulting	8,520	10,298	(1,778)	(17.3)%
Site development construction	29,904	28,457	1,447	5.1%

Total revenues	271,244	221,869	49,375	22.3%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	55,082	44,641	10,441	23.4%
Cost of site development consulting	6,270	8,346	(2,076)	(24.9)%
Cost of site development construction	27,059	26,609	450	1.7%
Selling, general and administrative	25,236	23,039	2,197	9.5%
Acquisition related expenses	1,747	—	1,747	100.0%
Depreciation, accretion and amortization	127,904	96,606	31,298	32.4%

Total operating expenses	243,298	199,241	44,057	22.1%

Operating income	27,946	22,628	5,318	23.5%

Other income (expense):
Interest income	583	3,727	(3,144)	(84.4)%
Interest expense	(56,895)	(49,098)	(7,797)	15.9%
Non-cash interest expense	(21,392)	(12,508)	(8,884)	71.0%
Amortization of deferred financing fees	(5,388)	(5,062)	(326)	6.4%
Gain from extinguishment of debt, net of write-off of deferred financing fees	8,329	—	8,329	100.0%
Other expense	(31)	(4,889)	4,858	(99.4)%

Total other expense	(74,794)	(67,830)	(6,964)	10.3%

Loss before provision for income taxes	(46,848)	(45,202)	(1,646)	3.6%

Provision for income taxes	472	267	205	76.8%

Net loss	$(47,320)	$(45,469)	$(1,851)	4.1%

Revenues:

Site leasing revenues increased $49.7 million during the first six months of 2009 as compared to the same period in the prior year due to a 17% increase in the number of tenants at June 30, 2009 compared to tenants at June 30, 2008, lease amendments with current tenants which increased the related rent to reflect additional equipment added to our historical towers, and from revenue generated by the towers that we acquired in the 2008 acquisitions of TowerCo, Optasite and Light Tower and the other towers that we acquired or constructed subsequent to June 30, 2008. We have also experienced, on average, higher rents per tenant due to higher rents from new tenants, higher rents upon renewals by existing tenants and higher rental rates from additional equipment added by existing tenants.

Site development consulting revenues decreased $1.8 million during the first six months of 2009 as compared to the same period in the prior year as the volume of work done during the period decreased as a result of a pullback in site development by one of our largest customers. Site development construction revenues increased $1.4 million during the first six months of 2009 as compared to the same period in the prior year primarily as a result of a higher margin work on similar cost volumes.

Operating Expenses:

Site leasing cost of revenues increased $10.4 million during the first six months of 2009 as compared to the same period in the prior year primarily as a result of the growth in the number of towers owned by us, which was 8,004 at June 30, 2009 up from 6,896 at June 30, 2008 offset by the positive impact of our ground lease purchase program.

Site development consulting cost of revenues decreased $2.1 million as a result of a pullback in site development by one of our largest customers. Site development construction cost of revenues increased $0.5 million as a result of a slightly higher volume of work performed during the first six months of 2009 compared to the same period in the prior year.

Selling, general and administrative expenses increased $2.2 million during the first six months of 2009 as compared to the same period in the prior year primarily as a result of an increase in salaries, benefits and other employee related expenses resulting primarily from a higher number of employees. Selling, general and administrative expenses for the six months ended June 30, 2008, also included a one-time benefit of $0.9 million associated with the reduction of accruals that were originally recorded at estimated amounts.

Acquisition related expenses of $1.7 million are acquisition related costs which pursuant to the Company’s adoption of Statement of Financial Accounting Standards 141(R) on January 1, 2009, are required to be expensed and included within operating expenses. The Company has historically capitalized these expenses.

Depreciation, accretion and amortization expense increased $31.3 million to $127.9 million for the six months ended June 30, 2009 from $96.6 million for the six months ended June 30, 2008 due to an increase in the number of towers and associated intangible assets owned at June 30, 2009 compared to those owned at June 30, 2008.

Operating Income:

Operating income increased $5.3 million for the six months ended June 30, 2009 from the six months ended June 30, 2008 primarily due to higher revenues without a commensurate increase in cost of revenues in the site leasing segment offset by an increase in selling, general and administrative expenses and depreciation, accretion and amortization expense.

Other Income (Expense):

Interest income decreased $3.1 million to $0.6 million for the six months ended June 30, 2009 from $3.7 million for the six months ended June 30, 2008. This decrease was primarily the result of lower weighted average interest rates during the first six months of 2009 compared to the first six months of 2008.

Interest expense for the six months ended June 30, 2009 increased $7.8 million from the six months ended June 30, 2008. This increase was primarily due to the higher weighted average amount of cash-interest bearing debt outstanding for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Specifically, during the six months ended June 30, 2009, we had $500.0 million of 4.0% Notes outstanding which were issued in April 2009, $550.0 million of 1.875% Notes outstanding which were issued in May 2008, interest on a higher weighted average outstanding balance under our Senior Credit Facility offset slightly by a decrease in its weighted average interest rate, and interest on the Optasite Credit Facility which was assumed in the Optasite acquisition in September 2008.

Non-cash interest expense for the six months ended June 30, 2009 increased $8.9 million from the six months ended June 30, 2008. This increase reflects the accretion of debt discounts on the 4.0% Notes, 1.875% Notes and the Optasite Credit Facility offset by the repurchases of an aggregate of $315.6 million of the 0.375% Notes in the fourth quarter of 2008 and first six months of 2009.

Gain from extinguishment of debt net of write-off of deferred financing fees for the six months ended June 30, 2009 was $8.3 million. This gain includes $9.5 million associated with the repurchases of an aggregate of $103.7 million of our 0.375% Notes and $28.8 million of our CMBS Certificates offset by a write-off of $1.2 million in deferred financing fees. See discussion in Note 9 in the Notes to Condensed Consolidated Financial Statements for more information.

Other expense for the six months ended June 30, 2008 includes a $5.0 million other-than-temporary impairment charge on our investments in auction rate securities.

Net loss

Net loss increased $1.9 million primarily due to an increase accretion and amortization expense, interest expense, non-cash interest expense and amortization of deferred financing fees offset by an increase in site leasing revenues.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation (“SBA Communications”) is a holding company with no business operations of its own. SBA Communication’s only significant asset is the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”) which is also a holding company that owns the outstanding capital stock of SBA Infrastructure Holdings I, Inc. (“SBA Infrastructure”), SBA Senior Finance, Inc. (“SBA Senior Finance”) and our international entities. SBA Senior Finance directly or indirectly, owns the equity interest in substantially all of our non-SBA Infrastructure Holdings I, Inc. subsidiaries. We conduct all of our business operations through the subsidiaries of SBA Senior Finance, SBA Infrastructure and our international entities. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries.

A summary of our cash flows is as follows:

	For the six months ended	For the six months ended
	June 30, 2009	June 30, 2008
	(in thousands)
Summary cash flow information:
Cash provided by operating activities	$107,446	$80,111
Cash used in investing activities	(48,718)	(283,103)
Cash provided by financing activities	36,645	339,990

Increase in cash and cash equivalents	95,373	136,998
Cash and cash equivalents, December 31, 2008 and December 31, 2007	78,856	70,272

Cash and cash equivalents, June 30, 2009 and June 30, 2008	$174,229	$207,270

Sources of Liquidity

We fund our growth, including our tower portfolio growth, through cash flows from operations, long-term indebtedness and equity issuances.

Cash provided by operating activities was $107.4 million for the six months ended June 30, 2009 as compared to $80.1 million for the six months ended June 30, 2008. This increase was primarily the result of an increase in the segment operating profit from the site leasing segment.

On April 24, 2009, we issued $500.0 million of our 4.0% Notes, in a private placement. The net proceeds of this offering were approximately $488.2 million after deducting discounts, commissions and expenses. Contemporaneously with the closing of the sale of the 4.0% Notes, a portion of the net proceeds from the sale of the 4.0% Notes was used to repurchase 2.0 million shares of our Class A common stock, valued at approximately $50.0 million based on the closing stock price of $24.80 on April 20, 2009. We immediately retired these repurchased shares. Concurrently with the pricing of the 4.0% Notes, the Company entered into convertible note hedge and warrant transactions. A portion of the net proceeds from the sale of the 4.0% Notes and the warrants were used to pay for the cost of the convertible note hedge transactions. The remaining net proceeds of $376.6 million will be used for general corporate purposes, including repurchases or repayments of our outstanding debt.

Effective April 14, 2009, SBA Senior Finance entered into a New Lender Supplement to the Senior Credit Agreement with Barclays Bank PLC. The New Lender Supplement added Barclays as a lender under the Senior Credit Facility and increased the aggregate commitment under the Senior Credit Facility from $285.0 million to $320.0 million, availability of which is based on compliance with certain financial ratios. All other terms of the Senior Credit Facility remain the same.

On July 24, 2009, Telecommunications issued $750 million of unsecured senior notes, $375 million of which are due 2016 (the “2016 Notes”) and $375 million of which are due 2019 (the “2019 Notes”). The 2016 Notes have an interest rate of 8.00% and were issued at a price of 99.330% of their face value. The 2019 Notes have an interest rate of 8.25% and were issued at a price of 99.152% of their face value. Net proceeds of this offering were $727.6 million after deducting expenses and original issue discount. Telecommunications used the net proceeds to repay the Initial CMBS Certificates issued by its subsidiary and the related prepayment consideration and repay the principal amounts outstanding under the Optasite credit facility and the Senior Credit Facility. Telecommunications also intends to use the net proceeds from this offering to repurchase prior to maturity or repay at maturity SBA’s outstanding 0.375% Notes. The remaining net proceeds will be used for general corporate purposes.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communications towers or antenna sites and related assets or companies that own wireless communications towers, antenna sites or related assets. During the three months ended June 30, 2009, we issued approximately 0.4 million shares of Class A common stock under this registration statement. As of June 30, 2009, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

On March 3, 2009, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement.

Uses of Liquidity

Our principal use of liquidity is cash capital expenditures associated with the growth of our tower portfolio and, most recently and for a limited period of time, to take advantage of certain market opportunities, for the repurchase of debt. Our cash capital expenditures, including cash used for acquisitions, for the six months ended June 30, 2009 were $51.2 million. The $51.2 million included cash capital expenditures of $25.3 million that we primarily incurred in connection with the acquisition of 102 completed towers and earnouts paid associated with previous acquisitions, net of related prorated rental receipts and payments. The $51.2 million also includes $14.5 million related to new tower construction, $3.1 million for tower maintenance capital expenditures, $3.4 million for augmentations and tower upgrades, $0.6 million for general corporate expenditures and $4.3 million for ground lease purchases. The $14.5 million of new tower construction included costs associated with the completion of 50 towers during the six months ended June 30, 2009 and cost incurred on sites currently in process.

During the six months ended June 30, 2009, we consummated in privately negotiated exchanges of approximately 618,000 shares of the Company’s Class A common stock in exchange for $12.5 million in principal amount of 0.375% Notes. In addition, we also repurchased in transactions an aggregate of $91.2 million in principal amount of 0.375% Notes and $28.8 million of CMBS Certificates for $113.0 million in cash. From time to time, in order to optimize our liquidity and leverage and take advantage of certain market opportunities, we have, and may in the future, repurchase, for cash or equity, our outstanding indebtedness, including our 4.0% Notes, 0.375% Notes, our 1.875% Notes and our CMBS Certificates, in privately-negotiated transactions or in open market transactions.

Subsequent to June 30, 2009, we repurchased an aggregate of $4.0 million of our 0.375% Notes and $65.1 million of our CMBS Certificates for $64.9 million in cash. As of the date of this quarterly filing, we have $30.4 million of our 0.375% Notes , $550.0 million of our 1.875% Notes, $500.0 million of our 4.0% Notes and $1.02 billion of our Additional CMBS Certificates outstanding. In addition, we paid off the outstanding balances of our Initial CMBS Certificates and Senior Credit Facility and paid off and terminated the Optasite Credit Facility.

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

During 2009, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $6 million to $9 million and discretionary cash capital expenditures based on current obligations of $85 million to $105 million primarily associated with the 90 to 100 towers we intend to build in 2009, tower acquisitions, tower augmentations and ground lease purchases. Given our improved liquidity resulting from the issuance of our 4.0% Notes and the $750.0 million senior unsecured notes, we are seeking to invest more cash in tower acquisitions in 2009.

We estimate we will incur approximately $1,000 per tower per year for capital improvements or modifications to our towers. All of these planned cash capital expenditures are expected to be funded by cash on hand, cash flow from operations and borrowings under the Senior Credit Facility. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and tower acquisition program, and our ground lease purchase program.

Debt Instruments and Debt Service Requirements

As of June 30, 2009, we believe that our cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.

CMBS Certificates

As of June 30, 2009, we had 1.46 billion of CMBS Certificates outstanding. The CMBS Certificates were issued by SBA CMBS Trust (the “Trust”) and are repayable with the proceeds of a non-recourse mortgage loan, the sole asset of the Trust, made in favor of SBA Properties, Inc., SBA Sites, Inc., SBA Structures, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc. and SBA Towers USVI, Inc. The mortgage loan is to be repaid from the operating cash flows from the aggregate 4,969 towers owned by the Borrowers (the “CMBS Towers”).

Initial CMBS Certificates

The Trust originally issued $405 million of CMBS Certificates in November 2005 (the “Initial CMBS Certificates”). As of June 30, 2009, there was an aggregate of $381.3 million Initial CMBS Certificates outstanding.

The Initial CMBS Certificates consist of five classes with annual pass-through interest rates ranging from 5.369% to 6.706%. The weighted average annual fixed coupon interest rate of the Initial CMBS Certificates at June 30, 2009 was 5.6%, payable monthly, and the effective weighted average annual fixed interest rate was 4.8% after giving effect to a settlement of two interest rate swap agreements entered into in contemplation of the transaction. The Initial CMBS Certificates have an anticipated repayment date of November 2010 with a final repayment date in 2035.

During the six months ended June 30, 2009, we repurchased an aggregate of $17.5 million in principal amount of Initial CMBS Certificates in privately negotiated transactions for $15.4 million in cash.

Subsequent to June 30, 2009, we paid off the remaining outstanding balance on the Initial CMBS Certificates and paid prepayment consideration plus accrued interest. As a result of such repayment, SBA Towers, Inc., SBA Puerto Rico, Inc. and SBA Towers USVI, Inc. were released from their obligations under the mortgage loan and the 1,222 towers owned by such entities are no longer part of the CMBS Towers.

Additional CMBS Certificates

The Trust originally issued $1.15 billion of CMBS Certificates in November 2006 (the “Additional CMBS Certificates”). As of June 30, 2009, there was an aggregate of $1.08 billion Additional CMBS Certificates outstanding. The Additional CMBS Certificates consist of nine classes with annual pass-through interest rates ranging from 5.314% to 7.825%. The weighted average annual fixed coupon interest rate of the Additional CMBS Certificates at June 30, 2009 was 6.0%, payable monthly, and the effective weighted average annual fixed interest rate was 6.3% after giving effect to the settlement of the nine interest rate swap agreements entered into in contemplation of the transaction. The Additional CMBS Certificates have an anticipated repayment date of November 2011 with a final repayment date in 2036.

During the six months ended June 30, 2009, we repurchased an aggregate of $11.3 million in principal amount of Additional CMBS Certificates in privately negotiated transactions for $10.9 million in cash.

Subsequent to June 30, 2009, we repurchased an aggregate of $63.9 million in principal amount of Additional CMBS Certificates for $63.8 million in cash. Our outstanding balance on the Additional CMBS Certificates was $1.02 billion as of the date of this filing.

Based on the amounts outstanding and a weighted average annual fixed coupon interest rate of 6.0% at June 30, 2009, annual debt service for the next twelve months on the Additional CMBS Certificates will be $64.8 million.

0.375% Convertible Senior Notes due 2010

During the six months ended June 30, 2009, we repurchased an aggregate of $103.7 million in principal amount of 0.375% Notes for $86.6 million in cash and 618,000 shares of SBA Class A common stock. As of June 30, 2009, we had cumulatively repurchased an aggregate of $315.6 million in principal amount of the 0.375% Notes.

At June 30, 2009, we had $34.4 million outstanding of 0.375% Notes (which was recorded at its discounted carrying value of $31.4 million). The 0.375% Notes have a maturity date of December 1, 2010. Interest on the 0.375% Notes is payable semi-annually each June 1 and December 1. Based on the amounts outstanding at June 30, 2009, debt service for the next twelve months on the 0.375% Notes will be $0.1 million.

In April 2009, concurrently with the pricing of the 4.0% Notes, we terminated the portion of the convertible note hedge and warrant transactions which related to the $264.1 million principal amount of 0.375% Notes that we previously repurchased for cash or stock. We received approximately 546,000 shares from the counterparties to the terminated hedge and warrant transactions.

Subsequent to June 30, 2009, we repurchased in privately negotiated transactions an aggregate of $4.0 million in principal amount of 0.375% Notes for $3.9 million in cash. In addition, we intend to use a portion of the net proceeds from the July 24, 2009 debt issuance to repurchase prior to maturity or repay at maturity our remaining 0.375% Notes outstanding.

1.875% Convertible Senior Notes due 2013

At June 30, 2009, we had $550.0 million outstanding of 1.875% Notes (which was recorded at its discounted carrying value of $417.8 million). The 1.875% Notes have a maturity date of May 1, 2013. Interest on the 1.875% Notes is payable semi-annually each May 1 and November 1. Based on the amounts outstanding at June 30, 2009, debt service for the next twelve months on the 1.875% Notes will be $10.3 million.

Senior Credit Facility

As of June 30, 2009, we had $4.4 million outstanding under our Senior Credit Facility and had approximately $0.1 million of letters of credit posted against the availability of the Senior Credit Facility outstanding. Interest was 2.31% as of June 30, 2009. Amounts borrowed under the facility accrue interest at the Eurodollar rate plus a margin that ranges from 150 basis points to 300 basis points or at a Base Rate (as defined in the Senior Credit Agreement) plus a margin that ranges from 50 basis points to 200 basis points. Based on the outstanding amount and rates in effect at June 30, 2009, we estimate debt service for the next twelve months will be approximately $0.1 million. As of June 30, 2009, availability under this facility was approximately $315.5 million.

We entered into an Amendment and Restatement (the “Restated Credit Agreement”) of the Credit Agreement (the “Credit Agreement”), dated as of January 18, 2008, among

SBA Senior Finance, the several banks and other financial institutions or entities from time to time parties thereto, Wachovia Bank, National Association and Lehman Commercial Paper, Inc., as Co-Syndication Agents, Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, and Toronto Dominion (Texas) LLC, as administrative agent, as amended, which was effective as of July 31, 2009.

The Restated Credit Agreement mirrors the material terms of the Credit Agreement, except that the Restated Credit Agreement:

•	clarifies that the Senior Credit Facility will terminate on January 18, 2011;

•	eliminates the ability of SBA Senior Finance and its subsidiaries to enter into additional securitization arrangements;

•

amends the definition of Excluded Subsidiaries such that only subsidiaries of SBA Senior Finance, rather than of SBA (other than SBA Telecommunications, Inc. (“Telecommunications”)), are required to guarantee SBA Senior Finance’s obligations under the credit facility;

•

modifies the provision relating to the limitation of asset sales and when the net proceeds of asset sales are required to be used to permanently reduce the credit facility commitments and repay outstanding revolving loans;

•	amends the definition of Consolidated Adjusted EBITDA to reflect recent changes in GAAP;

•	reduces the maximum financial ratio of Consolidated Total Debt to Annualized Adjusted EBITDA that SBA Senior Finance must maintain to 5.0 times; and

•	expands the approved use of proceeds for borrowings under the credit facility to general corporate purposes, including distributions to Telecommunications.

Subsequent to June 30, 2009, we also repaid the outstanding balance on the Senior Credit Facility. As of the date of this filing, our available balance under this facility is $319.9 million.

Optasite Credit Facility

As of June 30, 2009, we had $146.0 million outstanding under our Optasite Credit Facility, which was recorded at its discounted carrying value of $144.1 million. Interest was 1.97% as of June 30, 2009. Interest on the Optasite Credit Facility accrues at the one month Eurodollar Rate plus 165 basis points and interest is paid monthly. Commencing November 1, 2008, we began paying an amount equal to the monthly percentage share of the aggregate outstanding principal amount of the Optasite Credit Facility based on a twenty-five year amortization and the facility cannot be re-drawn. The Optasite Credit Facility was to mature on November 1, 2010. Subsequent to June 30, 2009, we paid off the full amount outstanding and terminated the Optasite Credit Facility.

4.0% Convertible Senior Notes due 2014

On April 24, 2009, we issued $500.0 million of our 4.0% Notes which the issuance was recorded at its discounted carrying value of $327.0 million. Interest on the 4.0% Notes is payable semi-annually on April 1 and October 1. The maturity date of the 4.0% Notes is October 1, 2014. We incurred deferred financing fees of $11.7 million with the issuance of the 4.0% Notes.

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

The net proceeds of this offering were approximately $488.2 million after deducting discounts, commissions and expenses. Contemporaneously with the closing of the sale of the 4.0% Notes, a portion of the net proceeds from the sale of the 4.0% Notes was used to repurchase and retire 2.0 million shares of SBA Class A common stock, valued at approximately $50.0 million based on the closing stock price of $24.80 on April 20, 2009.

Concurrently with the pricing of the 4.0% Notes, we entered into convertible note hedge transactions whereby we purchased from affiliates of the initial purchasers of the 4.0% Notes an option covering 16,458,196 shares of our Class A common stock at an initial price of $30.38 per share (the same as the initial conversion price of the notes). Separately and concurrently with the pricing of the 4.0% Notes, we entered into warrant transactions whereby we sold to affiliates of the initial purchasers of the 4.0% Notes warrants to acquire 16,458,196 shares of our Class A common stock at an initial exercise price of $44.64 per share. We used approximately $61.6 million of the net proceeds from the 4.0% Notes offering plus proceeds from the warrant transactions to fund the cost of the convertible note hedge transactions. The convertible note hedge transactions and the warrant transactions, taken as a whole, effectively increase the conversion price of the 4.0% Notes from $30.38 per share to $44.64 per share, reflecting a premium of 80% based on the closing stock price of $24.80 per share of SBA’s Class A common stock on April 20, 2009. The remaining net proceeds of $376.6 million will be used for general corporate purposes, including repurchases or repayments of our outstanding debt.

Senior Notes

On July 24, 2009, our Telecommunications issued $750 million of unsecured senior notes, $375 million which are 2016 Notes and $375 million which are 2019 Notes.

The 2016 Notes have an interest rate of 8.00% and were issued at a price of 99.330% of their face value. The 2019 Notes have an interest rate of 8.25% and were issued at a price of 99.152% of their face value. Net proceeds of this offering were $727.6 million after deducting expenses and original issue discount.

Telecommunications used the net proceeds from this offering to repay the Initial CMBS Certificates issued by its subsidiary and the related prepayment consideration, repay the Senior Credit Facility and repay and terminate the Optasite credit facility. Telecommunications also intends to repurchase prior to maturity or repay at maturity SBA’s outstanding 0.375% Notes. The remaining net proceeds will be used for general corporate purposes.

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

Accounting Changes and Recent Accounting Pronouncements

For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see “Note 2: Restatement for Adoption of New Accounting Pronouncement” and “Note 3: Current Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments.

The following table presents the future principal payment obligations and interest rates associated with our debt instruments assuming our actual level of indebtedness as of June 30, 2009:

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
				(in thousands)

Debt:

Fixed rate CMBS Certificates (1)	$—	$381,305	$1,079,472	$—	$—	$—	$1,460,777	$1,430,835

0.375% Convertible Senior Notes	$—	$34,403	$—	$—	$—	$—	$34,403	$28,511

1.875% Convertible Senior Notes	$—	$—	$—	$—	$550,000	$—	$550,000	$542,437

4.00% Convertible Senior Notes	$—	$—	$—	$—	$—	$500,000	$500,000	$506,875

Senior Credit Facility (2)	$—	$—	$4,403	$—	$—	$—	$4,403	$4,044

Optasite Credit Facility (3)	$3,000	$143,000	$—	$—	$—	$—	$146,000	$135,179

(1)

The anticipated repayment date is November 2010 for the Initial CMBS Certificates with a weighted average interest rate of 5.6% and November 2011 for the Additional CMBS Certificates with a weighted average interest rate of 6.0%. The maturity date for the Initial CMBS Certificates and the Additional CMBS Certificates is November 2035 and November 2036, respectively.

(2)	The weighted average interest rate as of June 30, 2009 was 2.5%.
(3)	The interest rate as of June 30, 2009 was 1.97%.

Our current primary market risk exposure is interest rate risk relating to (1) the impact of interest rate movements on our ability to refinance the CMBS Certificates on their anticipated repayment dates or at maturity at market rates, (2) our ability to meet financial covenants and (3) the interest rate associated with our floating rate loan that is outstanding under the Senior Credit Facility. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

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

•	our belief that our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal maintenance and non-discretionary capital expenditures;

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

•	our intent to build 90 to 100 new towers in 2009 and our intent to have at least one signed tenant lease on each new tower on the day it is completed;

•	our expectations regarding the amount of future cash capital expenditures, both discretionary and non-discretionary, including expenditures required to maintain, improve and modify our towers;

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

•

our estimates regarding certain accounting and tax matters, including the adoption of certain accounting pronouncements and the availability of sufficient net operating losses to offset future taxable income; and

•	our use of the net proceeds from the Company’s recent debt offering.

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

•	our ability to build 90-100 new towers in 2009;

•	our ability to secure and deliver anticipated services business at contemplated margins;

•	our ability to successfully and timely address zoning issues, permitting and other issues that arise in connection with the building of new towers;

•	our ability to realize economies of scale from our tower portfolio;

•	the business climate for the wireless communications industry in general and the wireless communications infrastructure providers in particular;

•	the state of the credit markets and capital markets, including the level of volatility, illiquidity and interest rates that may affect our ability to pursue actions to manage our leverage position;

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry; and

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

The reconciliation of Adjusted EBITDA is as follows:

	For the three months ended June 30,
	2009	2008
		(as restated)
	(in thousands)

Net loss	$(29,360)	$(26,243)
Interest income	(294)	(1,630)
Interest expense	45,428	35,932
Depreciation, accretion, and amortization	64,251	49,253
Provision for income taxes (1)	502	541
Gain from extinguishment of debt net of write-off of deferred financing fees	(2,381)	—
Acquisition related expenses (2)	1,310	—
Non-cash compensation	2,325	2,476
Non-cash leasing revenue	(1,656)	(1,842)
Non-cash ground lease expense	3,107	2,480
Other	44	2,541

Adjusted EBITDA	$83,276	$63,508

(1)

This amount includes $273 and $351 of franchise taxes reflected in the Consolidated Statement of Operations in selling, general and administrative expenses for the three months ended June 30, 2009 and 2008, respectively.

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

	Site leasing segment
	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
		(in thousands)
Segment revenue	$117,342	$93,739	$232,820	$183,114
Segment cost of revenues (excluding depreciation, accretion and amortization)	(27,516)	(22,593)	(55,082)	(44,641)

Segment operating profit	$89,826	$71,146	$177,738	$138,473

	Site development consulting segment
	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2009
		(in thousands)
Segment revenue	$4,348	$5,313	$8,520	$10,298
Segment cost of revenues (excluding depreciation, accretion and amortization)	(3,247)	(4,155)	(6,270)	(8,346)

Segment operating profit	$1,101	$1,158	$2,250	$1,952

	Site development construction segment
	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
		(in thousands)
Segment revenue	$14,505	$12,900	$29,904	$28,457
Segment cost of revenues (excluding depreciation, accretion and amortization)	(13,109)	(12,613)	(27,059)	(26,609)

Segment operating profit	$1,396	$287	$2,845	$1,848

ITEM 4.	CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2009. Based on such evaluation, such officers have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended June  30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to the repurchase of Class A common stock by the company during the three months ended June 30, 2009:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d)Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2009-4/30/2009	2,562,384	(1)	$24.80	—	—
5/1/2009-5/31/2009	—		—	—	—
6/1/2009-6/30/2009	—		—	—	—
Total	2,562,384		$24.80	—	—

(1)	We repurchased 2,016,129 shares of Class A common stock in connection with our 4.0% Note offering. We paid $50.0 million in cash or $24.80 per share to effect these purchases. In addition, concurrently with the pricing of the 4.0% Notes, we terminated the portion of the convertible note hedge and warrant transactions which related to the $264.1 million principal amount of 0.375% Notes that we previously repurchased for cash or stock. We received 546,255 shares of Class A common stock from the counterparties to the terminated hedge and warrant transactions, based on the closing stock price of $24.80 on April 20, 2009.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On May 7, 2009, we held our 2009 Annual Meeting of Shareholders (the “Meeting”). At the Meeting, the shareholders voted on (i) the election of one Class III director for a term of three years and, in each case, until his successor is duly elected and qualified and (ii) the ratification of the appointment of Ernst & Young LLP as our independent registered certified public accounting firm for the 2009 fiscal year.

The voting results were as follows:

1. Election of Directors:

Name of Nominee	For	Withheld
Brian C. Carr	99,137,094	7,401,782

In addition, the following directors continued to serve as directors after the Meeting:

Steven E. Bernstein

Duncan H. Cocroft

Jack Langer

Jeffrey A. Stoops

2. Ratification of the appointment of Ernst & Young LLP as our independent registered certified public accounting firm for the 2009 fiscal year.

For	Against	Abstain
106,509,305	27,670	1,901

ITEM 5.	OTHER INFORMATION

Item 1.01 of Form 8-K - Entry into a Material Definitive Agreement.

As previously announced in our Form 8-K, on July 20, 2009, SBA Senior Finance agreed to enter into an Amendment and Restatement of the Senior Credit Agreement, dated January 18, 2008, among SBA Senior Finance, the several banks and other financial institutions or entities from time to time parties thereto, Wachovia Bank, National Association and Lehman Commercial Paper, Inc., as Co-Syndication Agents, Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, and Toronto Dominion (Texas) LLC, as administrative agent, as amended. On July 24, 2009, signature pages were released from escrow and the Restated Credit Agreement became effective on July 31, 2009.

In connection with the Restated Credit Agreement, on July 28, 2009, SBA Communications, Telecommunications, SBA Senior Finance and certain of SBA Senior Finance’s subsidiaries, entered into an Amendment and Restatement of the Guarantee and Collateral Agreement in favor of Toronto Dominion (Texas) LLC, as administrative agent. The Restated Guarantee and Collateral Agreement clarifies that only subsidiaries of SBA Senior Finance, rather than of SBA Communications (other than Telecommunications), are required to guarantee SBA Senior Finance’s obligations under the credit facility and added SBA Towers, Inc., SBA Puerto Rico, Inc. and SBA Towers USVI, Inc. as guarantors, as each of these entities had been released from its obligations under the mortgage loan underlying the CMBS Certificates.

Each of the initial purchasers of Telecommunications’ senior notes or their respective affiliates has performed, from time to time, various financial advisory, investment banking and commercial banking services for SBA Communications, Telecommunications and their affiliates. Affiliates of the initial purchasers are lenders under the Senior Credit Facility and will receive a portion of the net proceeds in connection with the repayment of debt under the Senior Credit Facility.

Item 1.02 of Form 8-K - Termination of a Material Definitive Agreement.

Initial CMBS Certificates

On July 28, 2009, we repaid in full the mortgage loan components corresponding to the Initial CMBS Certificates, which were applied to repay the Initial CMBS Certificates in full, using a portion of the proceeds from Telecommunications’ $750,000,000 senior note offering. Pursuant to the Amended and Restated Loan and Security Agreement, dated November 18, 2005, between SBA Properties, Inc. and the additional borrower or borrowers that may become a party thereto and SBA CMBS 1 Depositor LLC, the Initial CMBS Certificates had an anticipated repayment date in November 2010 with a final repayment date in 2035. Due to the early repayment of the Initial CMBS Certificates, we paid a prepayment consideration of approximately $10.0 million plus accrued interest. As of June 30, 2009, we had $381.3 million principal amount outstanding of the Initial CMBS Certificates. As of June 30, 2009, there were five subclasses of Initial CMBS Certificates outstanding with interest rates that ranged from 5.369% to 6.706%. The weighted average annual fixed coupon interest rate of the Initial CMBS Certificates as of June 30, 2009 was 5.6%, payable monthly, and the effective weighted average annual fixed interest rate was 4.8% after giving effect to the settlement of two interest rate swap agreements entered into in contemplation of the CMBS transaction. Due to the repayment of the Initial CMBS Certificates, SBA Towers, Inc., SBA Puerto Rico, Inc. and SBA Towers USVI, Inc. were released from their obligations as borrowers under the mortgage loan underlying the Initial CMBS Certificates.

Optasite Credit Agreement

On July 31, 2009, we repaid and subsequently terminated the Optasite Credit Facility using a portion of the proceeds from Telecommunications’ $750,000,000 senior note offering. Pursuant to the Optasite Credit Agreement, among SBA Infrastructure LLC, as borrower, Morgan Stanley Asset Funding Inc., as administrative agent and collateral agent, and the lenders from time to time party thereto, the Optasite Credit Facility was originally scheduled to mature on November 1, 2010. As of June 30, 2009, we had $146.0 million principal amount outstanding under the Optasite Credit Facility (which was recorded at its discounted carrying value of $144.1 million). Interest on the Optasite Credit Facility accrued at the one month Eurodollar rate plus 165 basis points. As of June 30, 2009, the interest rate on the amounts outstanding under the Optasite Credit Facility was 1.97%.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit No.	Description
4.17	Indenture, dated July 24, 2009, between SBA Communications Corporation and U.S. Bank National Association.

4.18	Form of 8.000% Senior Notes due 2016 (included in Exhibit 4.17).

4.19	Form of 8.250% Senior Notes due 2019 (included in Exhibit 4.17).

5.1	Opinion of Holland & Knight LLP regarding legality of Class A common stock.

10.82	Registration Rights Agreement, dated July 24, 2009, among SBA Communications Corporation, SBA Telecommunications, Inc. and Barclays Capital Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as representatives of the several initial purchasers listed on Schedule 2 of the Registration Rights Agreement.

10.83	$320,000,000 Amendment and Restatement of the Credit Agreement dated July 24, 2009, among SBA Senior Finance, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Toronto Dominion (Texas) LLC, as Administrative Agent, Wachovia Bank, National Association and Lehman Commercial Paper, Inc., as Co-Syndication Agents and Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as Co-Documentation Agents.

10.84	Amendment and Restatement of the Guarantee and Collateral Agreement, dated July 28, 2009, among SBA Communications Corporation, SBA Telecommunications, Inc., SBA Senior Finance, Inc. and certain of its subsidiaries in favor of Toronto Dominion (Texas) LLC, as administrative agent.

31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

August 5, 2009	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

August 5, 2009

/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
4.17	Indenture, dated July 24, 2009, between SBA Communications Corporation and U.S. Bank National Association.

4.18	Form of 8.000% Senior Notes due 2016 (included in Exhibit 4.17).

4.19	Form of 8.250% Senior Notes due 2019 (included in Exhibit 4.17).

5.1	Opinion of Holland & Knight LLP regarding legality of Class A common stock.

10.82	Registration Rights Agreement, dated July 24, 2009, among SBA Communications Corporation, SBA Telecommunications, Inc. and Barclays Capital Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as representatives of the several initial purchasers listed on Schedule 2 of the Registration Rights Agreement.

10.83	$320,000,000 Amendment and Restatement of the Credit Agreement dated July 24, 2009, among SBA Senior Finance, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Toronto Dominion (Texas) LLC, as Administrative Agent, Wachovia Bank, National Association and Lehman Commercial Paper, Inc., as Co-Syndication Agents and Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as Co-Documentation Agents.

10.84	Amendment and Restatement of the Guarantee and Collateral Agreement, dated July 28, 2009, among SBA Communications Corporation, SBA Telecommunications, Inc., SBA Senior Finance, Inc. and certain of its subsidiaries in favor of Toronto Dominion (Texas) LLC, as administrative agent.

31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.