Form 10-Q
period 2009-09-30
SBA COMMUNICATIONS CORP
filed 2009-11-04
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 116,888,578 shares of Class A common stock outstanding as of November 2, 2009.

SBA COMMUNICATIONS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited) (in thousands, except par values)

	September 30, 2009	December 31, 2008
		(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$285,843	$78,856
Short-term investments	6,332	162
Restricted cash	26,534	38,599
Accounts receivable, net of allowance of $316 and $852 in 2009 and 2008, respectively	15,630	16,351
Costs and estimated earnings in excess of billings on uncompleted contracts	10,181	10,658
Prepaid and other current assets	10,226	9,689

Total current assets	354,746	154,315

Property and equipment, net	1,469,067	1,502,672
Intangible assets, net	1,385,200	1,425,132
Deferred financing fees, net	39,855	29,705
Other assets	102,735	96,005

Total assets	$3,351,603	$3,207,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$6,000
Accounts payable	10,142	8,963
Accrued expenses	24,594	21,529
Deferred revenue	49,804	45,306
Interest payable	26,796	5,946
Other current liabilities	2,918	2,850

Total current liabilities	114,254	90,594

Long-term liabilities:
Long-term debt, net of current maturities	2,508,419	2,386,230
Other long-term liabilities	90,980	80,495

Total long-term liabilities	2,599,399	2,466,725

Commitments and contingencies

Shareholders’ equity:
Preferred stock - par value $.01, 30,000 shares authorized, none issued or outstanding	-	-
Common stock - Class A, par value $.01, 200,000 shares authorized, 116,771 and 117,525 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	1,167	1,175
Additional paid-in capital	2,221,794	2,085,915
Accumulated deficit	(1,582,372)	(1,435,031)
Accumulated other comprehensive loss, net	(3,777)	(1,549)
Noncontrolling interests	1,138	-

Total shareholders’ equity	637,950	650,510

Total liabilities and shareholders’ equity	$3,351,603	$3,207,829

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended September 30		For the nine months ended September 30
	2009	2008	2009	2008
		(as restated)		(as restated)
Revenues:
Site leasing	$120,551	$100,506	$353,371	$283,620
Site development	18,738	18,150	57,162	56,905

Total revenues	139,289	118,656	410,533	340,525

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	28,645	24,726	83,727	69,367
Cost of site development	16,643	17,282	49,972	52,237
Selling, general and administrative	13,204	12,419	38,440	35,459
Acquisition related expenses	899	77	2,646	77
Depreciation, accretion and amortization	64,946	52,725	192,850	149,331

Total operating expenses	124,337	107,229	367,635	306,471

Operating income	14,952	11,427	42,898	34,054

Other income (expense):
Interest income	334	1,847	917	5,574
Interest expense	(36,421)	(26,747)	(93,316)	(75,845)
Non-cash interest expense	(14,035)	(9,877)	(35,427)	(22,385)
Amortization of deferred financing fees	(2,603)	(2,935)	(7,991)	(7,997)
Loss from extinguishment of debt and write-off of deferred financing fees	(12,518)	(414)	(4,189)	(414)
Other income (expense)	120	(525)	89	(5,412)

Total other expense	(65,123)	(38,651)	(139,917)	(106,479)

Loss before provision for income taxes	(50,171)	(27,224)	(97,019)	(72,425)

Provision for income taxes	(18)	(424)	(490)	(692)

Net loss	(50,189)	(27,648)	(97,509)	(73,117)
Less: Net loss attributable to the noncontrolling interest	80	-	148	-

Net loss attributable to SBA Communications Corporation	$(50,109)	$(27,648)	$(97,361)	$(73,117)

Basic and diluted loss per common share amount	$(0.43)	$(0.26)	$(0.83)	$(0.68)

Basic and diluted weighted average number of common shares	116,686	107,384	117,245	107,661

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(unaudited) (in thousands)

	Class A Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
BALANCE, December 31, 2008 (as restated)	117,525	$1,175	$2,085,915	$(1,435,031)	$(1,549)	$-	$650,510
Net loss	-	-	-	(97,361)	-	(148)	(97,509)
Amortization of deferred loss from settlement of derivative financial instruments, net	-	-	-	-	75	-	75
Write-off of deferred gain (loss) from derivative instruments related to repurchase of debt, net	-	-	-	-	(3,513)	-	(3,513)
Foreign currency translation adjustments	-	-	-	-	1,210	-	1,210
Common stock issued in connection with acquisitions and earn-outs	864	9	20,303	-	-	-	20,312
Purchase of non-wholly owned entity	-	-	-	-	-	1,286	1,286
Non-cash compensation	-	-	5,918	-	-	-	5,918
Common stock issued in connection with stock purchase/option plans	326	3	2,965	-	-	-	2,968
Equity component related to 4.0% convertible debt issuance	-	-	168,933	-	-	-	168,933
Purchase of convertible note hedges	-	-	(160,100)	-	-	-	(160,100)
Proceeds from issuance of common stock warrants	-	-	98,491	-	-	-	98,491
Stock issued in connection with early retirement of the 0.375% convertible debt	618	6	11,193	-	-	-	11,199
Equity component related to repurchases of the 0.375% convertible debt	-	-	(11,830)	-	-	-	(11,830)
Stock received related to the termination of a portion of the 0.375% convertible note hedge	(874)	(9)	9	-	-	-	-
Stock issued related to the termination of a portion of the 0.375% convertible debt common stock warrants	328	3	(3)	-	-	-	-
Repurchase and retirement of common stock	(2,016)	(20)	-	(49,980)	-	-	(50,000)

BALANCE, September 30, 2009	116,771	$1,167	$2,221,794	$(1,582,372)	$(3,777)	$1,138	$637,950

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the three months ended September 30		For the nine months ended September 30
	2009	2008	2009	2008
		(as restated)		(as restated)
		(in thousands)
Net loss	$(50,189)	$(27,648)	$(97,509)	$(73,117)
Other comprehensive loss for derivative instruments:
Amortization of deferred (gain)/loss from settlement of terminated swaps reclassified into consolidated statements of operations, net	355	(139)	75	(419)
Write-off of deferred gain from derivative instruments related to repurchase of debt, net	(3,343)	-	(3,513)	-
Foreign currency translation adjustments	1,156	-	1,210	-

Comprehensive loss	$(52,021)	$(27,787)	$(99,737)	$(73,536)

Less: Comprehensive (gain) loss attributable to the noncontrolling interest	(31)	-	32	-

Comprehensive loss attributable to SBA Communications Corporation	$(52,052)	$(27,787)	$(99,705)	$(73,536)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2009	2008
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(97,509)	$(73,117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization	192,850	149,331
Write-down of short-term investments	-	5,478
Non-cash interest expense	35,427	22,385
Non-cash compensation expense	5,873	5,627
Provision (credit) for doubtful accounts	235	(206)
Deferred income tax (benefit) provision	(100)	120
Amortization of deferred financing fees	7,991	7,997
Loss from extinguishment of debt and write-off of deferred financing fees	4,189	414
Gain on sale of assets	(109)	(5)
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	844	14,411
Prepaid and other assets	(10,121)	(9,386)
Accounts payable and accrued expenses	203	543
Interest payable	20,850	5,123
Other liabilities	9,178	5,394

Net cash provided by operating activities	169,801	134,109

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments	-	40,900
Purchases of investments	(6,164)	-
Capital expenditures	(34,106)	(26,723)
Acquisitions and related earn-outs	(54,619)	(342,415)
Proceeds from disposition of fixed assets	518	46
Proceeds (payment) of restricted cash relating to tower removal obligations	6,073	(863)

Net cash used in investing activities	(88,298)	(329,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior notes, net of original issue discount and fees paid	728,717	-
Proceeds from issuance of 4.0% convertible senior notes, net of fees paid	488,195	-
Proceeds from issuance of 1.875% convertible senior notes, net of fees paid	-	536,815
Repurchase and retirement of common stock	(50,000)	(120,000)
Proceeds from issuance of common stock warrants	98,491	56,183
Purchase of convertible note hedges	(160,100)	(137,698)
Payments on early extinguishment of CMBS Certificates	(523,015)	-
Payments on early extinguishment of convertible debt	(90,554)	-
Repayment of Senior Credit Facilty	(239,060)	(235,000)
Borrowings under Senior Credit Facility	8,507	460,448
Repayment of Optasite Credit Facility	(149,117)	-
Proceeds from employee stock purchase/stock option plans	2,968	5,947
Release of restricted cash relating to CMBS Certificates	10,823	383
Payment of deferred financing fees	(371)	(3,249)

Net cash provided by financing activities	125,484	563,829

NET INCREASE IN CASH AND CASH EQUIVALENTS	206,987	368,883

CASH AND CASH EQUIVALENTS:
Beginning of period	78,856	70,272

End of period	$285,843	$439,155

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2009	2008
		(as restated)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$72,555	$70,835

Income taxes	$860	$739

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:

Assets acquired through capital leases	$92	$676

Class A common stock issued relating to acquisitions and earn-outs	$20,312	$289,398

Class A common stock issued in connection with early extinguishment of debt	$11,199	$-

Debt assumed through acquisition	$-	$147,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

Effective January 1, 2009, the Company adopted new convertible debt accounting which requires the issuer of certain convertible debt instruments that may be settled in cash (including partial cash settlement) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. It also requires companies to retroactively apply the requirements of the pronouncement to all periods presented. The Company’s 0.375% Convertible Senior Notes due 2010 (“0.375% Notes”) and 1.875% Convertible Senior Notes due 2013 (“1.875% Notes” and collectively with the 0.375% Notes, the “Notes”) are subject to the retroactive restatement required by the new convertible debt accounting. As a result of the adoption of the new convertible debt accounting, the Company recorded a debt discount and corresponding increase to additional paid in capital of approximately $74.4 million for the 0.375% Notes and approximately $163.0 million for the 1.875% Notes as of their dates of issuance (March 26, 2007 for the 0.375% Notes and May 16, 2008 for the 1.875% Notes). The Company’s consolidated balance sheet as of December 31, 2008 has been retroactively adjusted to reduce the carrying value of the 0.375% Notes and 1.875% Notes and reflect the conversion option in equity. In addition, as of their respective issuance dates, the Company reclassified, as a reduction to equity, deferred financing fees of $1.8 million and $3.8 million for the 0.375% Notes and 1.875% Notes, respectively, relating to debt issuance costs of the equity component of the Notes. The Company’s consolidated statements of operations for the three months and nine months ended September 30, 2008 and consolidated statement of cash flows for the nine months ended September 30, 2008 have been retroactively adjusted to reflect the non-cash interest expense related to the accretion of the reduced carrying value of the Notes back to their full principal balance over the term of the Notes. In addition, the amortization of deferred financing fees has been restated to reflect the amortization of the fees related only to the liability component of the Notes. See Note 9 for further information on the Notes.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Following is a summary of the effects of these changes on the Company’s consolidated balance sheet as of December 31, 2008 and consolidated statements of operations for the three and nine months ended September 30, 2008:

CONDENSED CONSOLIDATED BALANCE SHEET

	As of December 31, 2008
	As previously reported	As restated
	(audited)	(unaudited)
	(in thousands)

Current assets	$154,315	$154,315
Property and equipment, net	1,502,672	1,502,672
Intangible assets, net	1,425,132	1,425,132
Deferred financing fees, net	33,384	29,705
Other assets	96,005	96,005

Total assets	$3,211,508	$3,207,829

Current liabilities	$90,594	$90,594
Long-term debt, net of current maturities	2,548,660	2,386,230
Other long-term liabilities	80,495	80,495

Total liabilities	2,719,749	2,557,319
Total shareholders’ equity	491,759	650,510

Total liabilities and shareholders’ equity	$3,211,508	$3,207,829

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2008		For the nine months ended September 30, 2008
	As previously reported	As restated	As previously reported	As restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands)		(in thousands)

Revenues	$118,656	$118,656	$340,525	$340,525

Operating expenses	107,229	107,229	306,471	306,471

Operating income	11,427	11,427	34,054	34,054

Other income (expense):
Interest income	1,847	1,847	5,574	5,574
Interest expense	(26,747)	(26,747)	(75,845)	(75,845)
Non-cash interest benefit (expense)	1,667	(9,877)	1,947	(22,385)
Amortization of deferred financing fees	(3,254)	(2,935)	(8,659)	(7,997)
Loss from extinguishment of debt, net of write-off of deferred financing fees	(414)	(414)	(414)	(414)
Other expense	(525)	(525)	(5,412)	(5,412)

Total other expense	(27,426)	(38,651)	(82,809)	(106,479)

Loss before provision for income taxes	(15,999)	(27,224)	(48,755)	(72,425)

Provision for income taxes	(424)	(424)	(692)	(692)

Net loss	$(16,423)	$(27,648)	$(49,447)	$(73,117)

Basic and diluted loss per common share amounts:
Net loss per common share	$(0.15)	$(0.26)	$(0.46)	$(0.68)

Basic and diluted weighted average number of common shares	107,384	107,384	107,661	107,661

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	CURRENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-01, Amendments Based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASU 2009-01”), which states that the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB. The codification does not change existing GAAP but instead is a major restructuring of accounting and reporting standards designed to simplify user access to all authoritative GAAP by providing the authoritative literature in a topically organized structure. On the effective date the Codification supersedes all then-existing non-SEC accounting and reporting standards. The FASB will no longer issue new standards in the form of statements, instead it will issue accounting standard updates. ASU 2009-01 became effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. ASU 2009-01 is not intended to change or alter existing GAAP and as such the adoption did not have any impact on the Company’s financial condition, results of operations and cash flows.

The FASB issued business combination accounting guidance which amends and clarifies the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This accounting guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The FASB also issued business combinations accounting guidance which requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices some of which could have a material impact on how the Company accounts for business combinations. These changes include, among other things, expensing acquisition costs as incurred as a component of operating expense. Effective January 1, 2009, these costs are reflected as acquisition related expenses in the Company’s consolidated statement of operations. The Company historically capitalized these acquisition costs as part of the purchase price and then amortized these costs using the straight line method over the life of the associated acquired assets. This accounting guidance also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of a business combination. This accounting guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company adopted this accounting guidance effective January 1, 2009.

The FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 amends fair value accounting by providing additional guidance clarifying the measurement of liabilities at fair value. ASU 2009-05 addresses several key issues with respect to estimating the fair value of liabilities and clarifies how the price of a traded debt security should be considered in estimating the fair value of the issuer’s liability. ASU 2009-05 became effective for financial statements issued for interim and annual reporting periods ending after its issuance (August 2009). The adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The FASB issued fair value accounting guidance which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

financial statements. This accounting guidance is effective for interim reporting periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The Company adopted this accounting guidance and it had no impact on the Company’s disclosures.

The FASB issued fair value accounting guidance which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This accounting guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of this accounting guidance did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

The FASB issued fair value accounting guidance which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. This accounting guidance was effective for fiscal years beginning after November 15, 2007. However, in February 2008, FASB issued additional guidance which excludes from fair value accounting for leases and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. In addition the additional guidance delayed the effective date to fiscal years beginning after November 15, 2008, or in fiscal 2009 for the Company, and interim periods within those fiscal years for fair value measurements for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued additional accounting guidance which clarifies the application of fair value measurements in an inactive market by providing an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for the financial asset is inactive. Effective January 1, 2008, the guidelines of fair value measurement were applied in recording the Company’s investments. Effective January 1, 2009, the guidelines of fair value measurements were applied to non-financial assets and non-financial liabilities. The adoption of the above fair value accounting guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

The FASB issued subsequent events accounting guidance which established principles and requirements for disclosing subsequent events. This accounting guidance is effective for interim or annual financial periods ending after June 15, 2009, and is applied prospectively. The Company adopted this accounting guidance and has disclosed all significant subsequent events that have occurred through November 4, 2009, the day the financial statements were issued.

The FASB issued accounting guidance on investment in debt and equity securities which changed the existing accounting requirements for other-than-temporary impairments. This accounting guidance is effective for interim and annual reporting periods ending after June 15, 2009 and the adoption did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

The FASB issued derivative and hedging accounting guidance which addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. This accounting guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The FASB issued derivative and hedging accounting guidance which establishes the disclosure requirements for derivative instruments and hedging activities and expands the disclosure requirements. This accounting guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and the adoption did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The FASB issued accounting guidance for intangibles other than goodwill which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This accounting guidance is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The FASB issued consolidation accounting guidance which requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. This accounting guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted this accounting guidance effective January 1, 2009 and the noncontrolling interests are reflected in the Company’s consolidated balance sheet, consolidated statements of operations and consolidated statement of shareholders’ equity.

4.	RESTRICTED CASH

Restricted cash consists of the following:

	As of September 30, 2009	As of December 31, 2008	Included on Balance Sheet
	(in thousands)
CMBS Certificates	$25,358	$36,182	Restricted cash - current asset
Payment and performance bonds	1,176	2,417	Restricted cash - current asset
Surety bonds and workers compensation	11,065	16,660	Other assets - noncurrent

Total restricted cash	$37,599	$55,259

In connection with the issuance of the CMBS Certificates (as defined in Note 9), the Company is required to fund a restricted cash amount, which is held in escrow pursuant to the mortgage loan agreement underlying the CMBS Certificates. Pursuant to the terms of the mortgage loan agreement, all rents and other sums due on the towers that secure the CMBS Certificates are directly deposited into a controlled deposit account by the lessees and are held by the indenture trustee. The restricted cash amount is used to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, and trustee and servicing expenses, management fees and to reserve a portion of advance rents from tenants. The restricted cash held by the indenture trustee in excess of required reserve balances is subsequently released to the Borrowers monthly, provided that the Company is in compliance with its debt service coverage ratio and that no Event of Default has occurred. All monies held by the indenture trustee are classified as restricted cash on the Company’s Consolidated Balance Sheets.

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of September 30, 2009, the Company had $17.9 million in removal bonds for which it is only required to post $9.1 million in collateral. In addition, as of September 30, 2009 and December 31, 2008, the Company had pledged $2.4 million and $2.0 million, respectively, as collateral related to its workers compensation policy. These amounts are included in other assets on the Company’s Consolidated Balance Sheets.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	ACQUISITIONS

During the third quarter of 2009, the Company acquired 58 completed towers and related assets and liabilities from various sellers. The aggregate consideration paid for these towers and related assets was approximately $24.2 million (excluding working capital adjustments), which was paid in cash. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions.

The Company accounted for the above tower acquisitions under the acquisition method of accounting. The acquisitions are recorded at fair market value at the date of each acquisition. The acquisitions consummated were not significant to the Company and accordingly, pro forma financial information has not been presented. In addition, in the third quarter of 2009 as part of the ground lease purchase program, the Company paid $1.1 million in cash for long-term lease extensions and $2.1 million for land and perpetual easement purchases, consisting of $1.9 million paid in cash and $0.2 million paid through the issuance of the Company’s Class A common stock.

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

From time to time, the Company agrees to pay additional consideration in connection with its acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the one to three years after they have been acquired. During the third quarter of 2009, certain earnings targets associated with previously acquired towers were achieved and therefore, the Company paid $0.4 million in cash. As of September 30, 2009, the Company had obligations to pay up to an additional $6.7 million in consideration if the performance targets contained in various acquisition agreements are met. In certain acquisitions, the additional consideration may be paid in cash or shares of Class A common stock at the Company’s option. The Company accrues for contingent consideration in connection with acquisitions at fair value as of the date of the acquisition. Prior to January 1, 2009, the Company recorded such obligations as additional consideration when it became probable that the targets would be met.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of September 30, 2009			As of December 31, 2008
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
	(in thousands)
Current Contract Intangibles	$1,043,820	$(155,305)	$888,515	$1,022,022	$(103,837)	$918,185
Network Location Intangibles	587,863	(91,178)	496,685	569,301	(62,354)	506,947

Intangible assets, net	$1,631,683	$(246,483)	$1,385,200	$1,591,323	$(166,191)	$1,425,132

All intangible assets noted above are included in our site leasing segment. The Company amortizes its intangible assets using the straight line method over 15 years. Amortization expense relating to the intangible assets above was $27.0 million and $18.7 million for the three months ended September 30, 2009 and 2008, respectively, and $80.3 million and $51.8 million for the nine months ended September 30, 2009 and 2008, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the purchase price is finalized for all acquisitions.

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of September 30, 2009	As of December 31, 2008
	(in thousands)
Towers and related components	$2,202,304	$2,136,179
Construction-in-process	10,265	10,295
Furniture, equipment and vehicles	30,196	29,563
Land, buildings and improvements	112,249	102,898

	2,355,014	2,278,935
Less: accumulated depreciation	(885,947)	(776,263)

Property and equipment, net	$1,469,067	$1,502,672

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $37.8 million and $33.9 million for the three months ended September 30, 2009 and 2008, respectively, and $112.3 million and $97.3 million for the nine months ended September 30, 2009 and 2008, respectively.

The amounts applicable to capital leases for vehicles included in property and equipment, net was:

	As of September 30, 2009	As of December 31, 2008
	(in thousands)
Vehicles	$1,833	$1,741
Less: accumulated depreciation	(664)	(397)

Vehicles, net	$1,169	$1,344

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of September 30, 2009	As of December 31, 2008
	(in thousands)
Costs incurred on uncompleted contracts	$30,506	$43,945
Estimated earnings	11,181	13,486
Billings to date	(31,732)	(47,132)

	$9,955	$10,299

These amounts are included on the accompanying Consolidated Balance Sheets under the following captions:

	As of September 30, 2009	As of December 31, 2008
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$10,181	$10,658
Billings in excess of costs and estimated earnings on uncompleted contracts	(226)	(359)

	$9,955	$10,299

At September 30, 2009, five significant customers comprised 77.5% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, while at December 31, 2008, five significant customers comprised 66.7% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	DEBT

Debt consists of the following:

	As of September 30, 2009	As of December 31, 2008
		(as restated)
	(in thousands)
Commercial mortgage pass-through certificates, series 2005-1, secured, interest payable monthly in arrears. Interest at fixed rates ranging from 5.369% to 6.706%. Paid off in full in July 2009.	$-	$398,800

Commercial mortgage pass-through certificates, series 2006-1, secured, interest payable monthly in arrears, balloon payment of principal with an anticipated repayment date of November 9, 2011. Interest at fixed rates ranging from 5.314% to 7.825%.	973,900	1,090,747

Convertible senior notes net of discount, unsecured, interest payable June 1 and December 1, aggregate principal amount with a maturity date of December 1, 2010. Interest at 0.375%. Principal balance of $30.4 million and $138.1 million as of September 30, 2009 and December 31, 2008, respectively.	28,188	121,965

Convertible senior notes net of discount, unsecured, interest payable May 1 and November 1, aggregate principal amount with a maturity date of May 1, 2013. Interest at 1.875%. Principal balance of $550 million as of September 30, 2009 and December 31, 2008.	425,030	403,754

Convertible senior notes net of discount, unsecured, interest payable April 1 and October 1, aggregate principal amount with a maturity date of October 1, 2014. Interest at 4.0%. Principal balance of $500 million as of September 30, 2009.	336,907	-

Senior notes net of discount, unsecured, interest payable February 15 and August 15, aggregate principal amount with maturity date of August 15, 2016. Interest at 8.0%. Principal balance of $375 million as of September 30, 2009	372,537	-

Senior notes net of discount, unsecured, interest payable February 15 and August 15, aggregate principal amount with maturity date of August 15, 2019. Interest at 8.25%. Principal balance of $375 million as of September 30, 2009	371,857	-

Senior Credit Facility originated in January 2008. Maturity date of January 18, 2011.	-	230,552

Optasite Credit Facility net of discount. Paid off and terminated in July 2009. Principal balance of $149.0 million as of December 31, 2008.	-	146,412

Total debt	2,508,419	2,392,230

Less: current maturities of long-term debt	-	(6,000)

Total long-term debt, net of current maturities	$2,508,419	$2,386,230

Commercial Mortgage Pass-Through Certificates, Series 2005-1

On November 18, 2005, SBA CMBS Trust (the “Trust”), a trust established by an indirect subsidiary of SBA Communications, issued, in a private transaction, $405.0 million of CMBS Certificates (the “Initial CMBS Certificates”).

The Initial CMBS Certificates consisted of five classes with annual pass-through interest rates ranging from 5.369% to 6.706%. The weighted average annual fixed coupon interest rate of the Initial CMBS Certificates was 5.6%, payable monthly, and the effective weighted average annual fixed interest rate was 4.8%, after giving effect to the settlement of two interest rate swap agreements entered into in contemplation of the transaction.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On July 28, 2009, the Company repaid the remaining principal balance of $380.2 million of the Initial CMBS Certificates and paid $10.1 million for related prepayment consideration plus accrued interest and fees. During the quarter and year-to-date period ended September 30, 2009 but prior to the payoff of the principal balance, the Company repurchased, an aggregate of $1.1 million and $18.6 million, respectively, in principal amount of Initial CMBS Certificates for cash of $1.1 million and $16.6 million, respectively. The Company recorded a $9.3 million and $7.2 million net loss on the early extinguishment of debt and write-off of unamortized deferred financing fees and write-off of the deferred gain on the Initial CMBS Certificate Swaps in its Consolidated Statements of Operations for the three and nine months ended September 30, 2009, respectively.

Commercial Mortgage Pass-Through Certificates, Series 2006-1

On November 6, 2006, the Trustee issued $1.15 billion of Additional CMBS Certificates, Series 2006-1 (the “Additional CMBS Certificates,” and collectively with the Initial CMBS Certificates, the “CMBS Certificates”).

The Additional CMBS Certificates consist of nine classes with annual pass-through interest rates ranging from 5.314% to 7.825%. The weighted average annual fixed coupon interest rate of the Additional CMBS Certificates at September 30, 2009 was 5.9%, payable monthly, and the effective weighted average annual fixed interest rate was 6.2% after giving effect to the settlement of the nine interest rate swap agreements entered into in contemplation of the transaction. The Additional CMBS Certificates have an anticipated repayment date of November 2011 with a final repayment date in 2036. At September 30, 2009, the estimated fair value was $972.4 million as determined by market prices provided by a third party valuation firm.

During the three and nine months ended September 30, 2009, the Company repurchased an aggregate of $105.6 million and $116.8 million, respectively, in principal amount of Additional CMBS Certificates for $105.3 million and $116.2 million in cash, respectively. The Company recorded a $1.4 million and $1.2 million loss on the early extinguishment of debt and write-off of unamortized deferred financing fees and write-off of the deferred gain on the Additional CMBS Swaps in its Consolidated Statements of Operations for the three and nine months ended September 30, 2009, respectively.

Subsequent to September 30, 2009, the Company repurchased an aggregate of $0.6 million in principal amount of the Additional CMBS Certificates for $0.6 million in cash.

The assets of the Trust, which issued both the Initial CMBS Certificates and the Additional CMBS Certificates, consist of a non-recourse mortgage loan initially made in favor of SBA Properties Inc. as the initial borrower. In connection with the issuance of the Additional CMBS Certificates in November 2006, each of SBA Sites, Inc., SBA Structures, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc. and SBA Towers USVI, Inc. were added as additional borrowers under the mortgage loan and the principal amount of the mortgage loan was increased by $1.15 billion to an aggregate of $1.56 billion. The mortgage loan consists of multiple tranches, or components, each of which has terms that are identical to the subclass of CMBS Certificates to which it relates. The borrowers are special purpose vehicles which exist solely to hold the towers which are subject to the securitization. The borrowers are jointly and severally liable under the mortgage loan.

On July 28, 2009, in connection with the repayment of the Initial CMBS Certificates, SBA Towers, Inc., SBA Puerto Rico, Inc. and SBA Towers USVI, Inc. were released from their obligations under the mortgage loan underlying the CMBS Certificates. Effective July 28, 2009, SBA Properties Inc., SBA Sites, Inc., and SBA Structures, Inc., (the “Borrowers”) are the borrowers under the mortgage loan and the mortgage loan is to be paid from the operating cash flows from the aggregate 3,747 towers owned by the Borrowers (the “CMBS Towers”).

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2009, the Borrowers met the required debt service coverage ratio as defined by the mortgage loan agreement.

0.375% Convertible Senior Notes due 2010

On March 26, 2007, the Company issued $350.0 million of its 0.375% Notes. Interest on the 0.375% Notes is payable semi-annually on June 1 and December 1. The maturity date of the 0.375% Notes is December 1, 2010.

During the three months ended September 30, 2009, the Company repurchased an aggregate of $4.0 million in principal amount of 0.375% Notes for $3.9 million in cash. The Company recorded a gain on the early extinguishment of debt net of write-off of unamortized deferred financing fees of $0.1 million and a net reduction to additional paid in capital of $0.4 million related to these transactions.

During the nine months ended September 30, 2009, the Company consummated privately negotiated exchanges of the 0.375% Notes for Class A common stock in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. Pursuant to these exchanges, the Company issued approximately 618,000 shares of the Company’s Class A common stock in exchange for $12.5 million in principal amount of 0.375% Notes. In addition, the Company also repurchased an aggregate of $95.2 million in principal amount of 0.375% Notes for $90.6 million in cash. The Company recorded a gain on the early extinguishment of debt net of write-off unamortized deferred financing fees of $6.1 million and a net reduction to additional paid in capital of $0.6 million related to these transactions.

In April 2009, the Company also terminated the portion of the convertible note hedge and warrant transactions that it entered into in March 2007 with respect to its 0.375% Notes which related to the $264.1 million principal amount of 0.375% Notes that the Company previously repurchased for cash or stock. The Company received a net settlement of approximately 546,000 shares from the counterparties of the hedge and warrant transactions.

The Company is amortizing the debt discount on the 0.375% Notes utilizing the effective interest method over the life of the 0.375% Notes which increases the effective interest rate of the 0.375% Notes from its coupon rate of 0.375% to 6.9%. The Company incurred cash interest expense of $0.03 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively, and $0.2 million and $1.0 million for the nine months ended September 30, 2009 and 2008, respectively. The Company recorded non-cash interest expense of $0.5 million and $4.9 million for the three months ended September 30, 2009 and 2008, respectively, and non-cash interest expense of $3.2 million and $14.4 million for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, the carrying amount of the equity component related to the 0.375% Notes was $60.1 million. The estimated fair value of the 0.375% Notes as of September 30, 2009 was $31.0 million.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The 0.375% Notes are reflected in long-term debt in the Company’s Condensed Consolidated Balance Sheets at carrying value. The following table summarizes the balances for the 0.375% Notes:

	As of September 30, 2009	As of December 31, 2008
		(as restated)
	(in thousands)
Principal balance	$30,403	$138,149
Debt discount	(2,215)	(16,184)

Carrying value	$28,188	$121,965

1.875% Convertible Senior Notes due 2013

On May 16, 2008, the Company issued $550.0 million of its 1.875% Notes. Interest on the 1.875% Notes is payable semi-annually on May 1 and November 1. The maturity date of the 1.875% Notes is May 1, 2013.

The Company is amortizing the debt discount on the 1.875% Notes utilizing the effective interest method over the life of the 1.875% Notes which increases the effective interest rate of the Notes from its coupon rate of 1.875% to 9.4%. The Company incurred cash interest expense of $2.6 million for each of the three months ended September 30, 2009 and 2008, respectively, and cash interest expense of $7.7 million and $3.9 million for the nine months ended September 30, 2009 and 2008, respectively. The Company recorded non-cash interest expense of $7.3 million and $6.7 million for the three months ended September 30, 2009 and 2008, respectively, and $21.3 million and $9.9 million for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, the carrying amount of the equity component related to the 1.875% Notes was $159.2 million. The estimated fair value of the 1.875% Notes as of September 30, 2009 was $507.4 million.

The 1.875% Notes are reflected in long-term debt in the Company’s Condensed Consolidated Balance Sheets at carrying value. The following table summarizes the balances for the 1.875% Notes:

	As of September 30, 2009	As of December 31, 2008
		(as restated)
	(in thousands)
Principal balance	$550,000	$550,000
Debt discount	(124,970)	(146,246)

Carrying value	$425,030	$403,754

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

Concurrently with the pricing of the 4.0% Notes, the Company entered into convertible note hedge transactions whereby the Company purchased from affiliates of certain of the initial purchasers of the 4.0% Notes an option covering 16,458,196 shares of its Class A common stock at an initial strike price of $30.38 per share (the same as the initial conversion price of the notes). Separately and concurrently with the pricing of the 4.0% Notes, the Company entered into warrant transactions whereby it sold to affiliates of certain of the initial purchasers of the 4.0% Notes warrants to acquire 16,458,196 shares of its Class A common stock at an initial price of $44.64 per share. The Company used approximately $61.6 million of the net proceeds from the 4.0% Notes offering plus the proceeds from the warrant transactions to fund the cost of the convertible note hedge transactions. The convertible note hedge transactions and the warrant transactions, taken as a whole, effectively increase the conversion price of the 4.0% Notes from $30.38 per share to $44.64 per share, reflecting a premium of 80% based on the closing stock price of $24.80 per share of the Company’s Class A common stock on April 20, 2009. The remaining net proceeds of $376.6 million will be used for general corporate purposes, including repurchases or repayments of the Company’s outstanding debt.

The Company is amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate of the Notes from its coupon rate of 4.0% to 13.0%. The Company incurred cash interest expense of $5.0 million and $8.8 million for the three months and nine months ended September 30, 2009 and non-cash interest expense of $5.8 million and $9.9 million for the three and nine months ended September 30, 2009, respectively. As of September 30, 2009, the carrying amount of the equity component related to the 4.0% Notes was $169.0 million. The estimated fair value of the 4.0% Notes as of September 30, 2009 was $560.6 million.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The 4.0 % Notes are reflected in long-term debt in the Company’s Condensed Consolidated Balance Sheets at carrying value. The following table summarizes the balances for the 4.0% Notes:

As of September 30, 2009
(in thousands)
Principal balance	$500,000
Debt discount	(163,093)

Carrying value	$336,907

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

During the first nine months of 2009, SBA Senior Finance borrowed $8.5 million and repaid $239.1 million under its Senior Credit Facility, which is presented within “Cash flows from financing activities” on the Company’s Consolidated Statements of Cash Flows. The Company used or designated such proceeds for construction and acquisition of towers and for ground lease buyouts. As of September 30, 2009, the Company did not have any amounts outstanding under this facility. The Company had approximately $0.1 million of letters of credit posted against the availability of this credit facility outstanding. The weighted average interest rate for amounts borrowed under the Senior Credit Facility for the three and nine months ended September 30, 2009 was 2.31% and 2.46%, respectively. As of September 30, 2009, availability under the credit facility was approximately $319.9 million. As of September 30, 2009, SBA Senior Finance and the Company were in full compliance with the financial covenants contained in the Senior Credit Facility.

SBA Senior Finance entered into an Amendment and Restatement (the “Restated Credit Agreement”) of the Credit Agreement (the “Credit Agreement”), which was effective July 31, 2009.

The Restated Credit Agreement mirrors the material terms of the Credit Agreement, except that the Restated Credit Agreement:

•	clarifies that the credit facility will terminate on January 18, 2011;

•	eliminates the ability of SBA Senior Finance and its subsidiaries to enter into additional securitization arrangements;

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

Optasite Credit Facility

On September 16, 2008, in connection with the acquisition of Optasite, the Company assumed Optasite’s fully drawn $150 million senior credit facility (the “Optasite Credit Facility”). Interest on the Optasite Credit Facility accrued at the one month Eurodollar Rate plus 165 basis points and interest payments were due monthly. Commencing November 1, 2008, the Company began paying required installment payments on the Optasite Credit Facility. On July 31, 2009, the Company paid off the facility in full and the facility was subsequently terminated. The Company recorded a loss on the early extinguishment of debt of $1.9 million.

Senior Notes

On July 24, 2009, the Company’s wholly-owned subsidiary Telecommunications issued $750 million of unsecured senior notes (“Senior Notes”), $375 million of which are due August 15, 2016 (“2016 Notes”) and $375 million of which are due August 15, 2019 (“2019 Notes”). The 2016 Notes have an interest rate of 8.00% and were issued at a price of 99.330% of their face value. The 2019 Notes have an interest rate of 8.25% and were issued at a price of 99.152% of their face value. Interest on the 2016 Notes and 2019 Notes are due semi-annually on February 15, and August 15 of each year beginning on February 15, 2010. Net proceeds of this offering were $728.7 million after deducting expenses and original issue discount.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The 2016 Notes and the 2019 Notes are subject to redemption in whole or in part on or after August 15, 2012 and on or after August 15, 2014, respectively, at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to August 15, 2012 for the 2016 Notes and August 15, 2014 for the 2019 Notes, Telecommunications may at its option redeem all or a portion of the 2016 Notes or 2019 Notes at a redemption price equal to 100% of the principal amount thereof plus a “make whole” premium plus accrued and unpaid interest. In addition, Telecommunications may redeem up to 35% of the originally issued aggregate principal amount of each of the 2016 Notes and 2019 Notes with the net proceeds of certain equity offerings at a redemption price of 108.000% and 108.250%, respectively, of the principal amount of the redeemed notes plus accrued and unpaid interest.

The Company is amortizing the debt discount on the 2016 Notes and the 2019 Notes utilizing the effective interest method over the life of the 2016 Notes and 2019 Notes, respectively. The Company incurred cash interest expense of $5.6 million and non-cash interest expense of $0.05 million for the three months ended September 30, 2009, related to the 2016 Notes. The Company incurred cash interest expense of $5.8 million and non-cash interest expense of $0.04 million for the three months ended September 30, 2009, related to the 2019 Notes. The estimated fair value of the 2016 Notes as of September 30, 2009 was $381.6 million. The estimated fair value of the 2019 Notes as of September 30, 2009 was $386.3 million.

The Indenture governing the Senior Notes contains customary covenants, subject to a number of exceptions and qualifications, including restrictions on Telecommunications’ ability to (1) incur additional indebtedness unless its Consolidated Indebtedness to Annualized Consolidated Adjusted EBITDA Ratio (as defined in the Indenture), pro forma for the additional indebtedness does not exceed 7.0 times for the fiscal quarter, (2) merge, consolidate or sell assets, (3) make restricted payments, including dividends or other distributions, (4) enter into transactions with affiliates, and (5) enter into sale and leaseback transactions and restrictions on the ability of Telecommunications’ Restricted Subsidiaries (as defined in the Indenture) to incur liens securing indebtedness. The Company is a holding company with no business operations of its own. The Company’s only significant asset is the outstanding capital stock of Telecommunications. The Company has fully and unconditionally guaranteed the Senior Notes issued by Telecommunications.

Capital Lease Obligations

The Company’s capital lease obligations outstanding were $0.9 million as of September 30, 2009 and $1.2 million as of December 31, 2008. These obligations bear interest rates ranging from 0.9% to 4.9% and mature in periods ranging from approximately one to five years.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	DERIVATIVE FINANCIAL INSTRUMENTS

Additional CMBS Certificate Swaps

The Company’s unamortized value of the net deferred loss related to its Additional CMBS Certificate Swaps, which were terminated in October 2006 in connection with entering into the purchase and sale agreement for the Additional CMBS Certificates (see Note 9), is recorded in accumulated other comprehensive loss, net on the Company’s Consolidated Balance Sheets. The deferred loss is being amortized utilizing the effective interest method over the anticipated five year life of the Additional CMBS Certificates and increases the effective interest rate on these certificates by 0.3%.

The Company recorded amortization of $0.6 million as non-cash interest expense on the Company’s Consolidated Statements of Operations for each of the three months ended September 30, 2009 and 2008 and $1.8 million as non-cash interest expense on the Company’s Consolidated Statements of Operations for each of the nine months ended September 30, 2009 and 2008.

Initial CMBS Certificate Swaps

The Company’s unamortized value of the net deferred gain related to its Initial CMBS Certificate Swaps, which were terminated in November 2005 in connection with entering into the purchase and sale agreement for the Initial CMBS Certificates (see Note 9), was recorded in accumulated other comprehensive loss, net on the Company’s Consolidated Balance Sheets. The deferred gain was being amortized utilizing the effective interest method over the anticipated five year life of the Initial CMBS Certificates and reduced the effective interest rate on the Initial CMBS Certificates by 0.8%. On July 28, 2009, the Company wrote off the remaining unamortized net deferred gain of $3.9 million in connection with the repayment of the Initial CMBS Certificates.

The Company recorded amortization of $0.2 and $0.7 million as an offset to non-cash interest expense on the Company’s Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008, respectively, and $1.7 and $2.2 million as an offset to non-cash interest expense on the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2009 and 2008, respectively.

11.	EARNINGS PER SHARE

As of September 30, 2009, the Company has potential common stock equivalents related to its outstanding stock options and the 0.375% Notes, 1.875% Notes and 4.0% Notes (see Note 9). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for each period presented.

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

	For the nine months ended September 30,
	2009	2008
Risk free interest rate	1.30% -1.80%	2.10% - 2.97%
Dividend yield	0.0%	0.0%
Expected volatility	55.7%	41.6%
Expected lives	3.21-4.08 years	3.35-3.73 years

The following table summarizes the Company’s activities with respect to its stock option plans for the first nine months of 2009 as follows:

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)
	(in thousands)
Outstanding at December 31, 2008	3,788	$20.31	5.7
Granted	1,101	$19.87
Exercised	(304)	$8.34
Canceled	(86)	$30.44

Outstanding at September 30, 2009	4,499	$20.82	5.3

Exercisable at September 30, 2009	2,202	$16.84	4.8

Unvested at September 30, 2009	2,297	$24.63	5.8

The weighted-average fair value of options granted during the nine months ended September 30, 2009 and 2008 was $8.60 and $10.96, respectively. The total intrinsic value for options exercised during the nine months ended September 30, 2009 and 2008 was $4.8 million and $13.7 million, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	INCOME TAXES

The Company had taxable losses during the three and nine months ended September 30, 2009 and 2008, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment (1)	Total
			(in thousands)
Three months ended September 30, 2009
Revenues	$120,551	$4,268	$14,470	$-	$139,289
Cost of revenues	$28,645	$3,367	$13,276	$-	$45,288
Depreciation, amortization and accretion	$64,479	$49	$213	$205	$64,946
Operating income (loss)	$15,689	$463	$(334)	$(866)	$14,952
Capital expenditures(2)	$37,367	$5	$113	$227	$37,712

Three months ended September 30, 2008
Revenues	$100,506	$3,783	$14,367	$-	$118,656
Cost of revenues	$24,726	$3,164	$14,118	$-	$42,008
Depreciation, amortization and accretion	$52,234	$38	$170	$283	$52,725
Operating income (loss)	$14,279	$218	$(1,274)	$(1,796)	$11,427
Capital expenditures(2)	$319,926	$42	$201	$113	$320,282

Nine months ended September 30, 2009
Revenues	$353,371	$12,788	$44,374	$-	$410,533
Cost of revenues	$83,727	$9,637	$40,335	$-	$133,699
Depreciation, amortization and accretion	$191,450	$143	$613	$644	$192,850
Operating income (loss)	$44,761	$1,870	$(520)	$(3,213)	$42,898
Capital expenditures(2)	$108,355	$34	$381	$359	$109,129

Nine months ended September 30, 2008
Revenues	$283,620	$14,081	$42,824	$-	$340,525
Cost of revenues	$69,367	$11,510	$40,727	$-	$121,604
Depreciation, amortization and accretion	$147,731	$140	$521	$939	$149,331
Operating income (loss)	$42,171	$1,165	$(2,275)	$(7,007)	$34,054
Capital expenditures(2)	$661,187	$168	$626	$429	$662,410

Assets
As of September 30, 2009	$2,757,484	$4,077	$25,103	$564,939	$3,351,603
As of December 31, 2008 (as restated)	$3,092,965	$4,375	$25,413	$85,076	$3,207,829

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Includes acquisitions and related earn-outs and vehicle capital lease additions.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	CONCENTRATION OF CREDIT RISK

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

The following is a list of significant customers (representing at least 10% of revenue for the periods reported) and the percentage of total revenue for the specified time periods derived from such customers:

	Percentage of Site Leasing Revenue for the three months ended September 30,
	2009	2008

AT&T	25.5%	25.9%
Sprint	23.2%	25.1%
Verizon including Alltel	16.0%	16.9%
T-Mobile	12.0%	10.5%

	Percentage of Site Development Consulting Revenue for the three months ended September 30,
	2009	2008

Verizon including Alltel	27.0%	34.9%
Nsoro Mastec	14.1%	6.9%
Clearwire Tech	10.3%	-
Cox Communications	10.8%	-
Metro-PCS	4.6%	13.7%
Sprint	0.5%	13.5%

	Percentage of Site Development Construction Revenue for the three months ended September 30,
	2009	2008
Nsoro Mastec	35.0%	0.8%
T-Mobile	18.5%	16.2%
Metro PCS	7.9%	15.2%

At September 30, 2009, five significant customers comprised 55.4% of total gross accounts receivable compared to five significant customers which comprised 41.7% of total gross accounts receivable at December 31, 2008.

16.	SUBSEQUENT EVENTS

On October 29, 2009, the Company’s Board of Directors authorized a stock repurchase program. This program authorizes the Company to purchase, from time to time, up to $250.0 million of the Company’s outstanding common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Act of 1933, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program will become effective November 3, 2009 and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in the Company’s sole discretion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications towers. Our principal operations are in the United States, Puerto Rico, the U.S. Virgin Islands and Canada. Our primary business line is our site leasing business, which contributed 97.8% of our segment operating profit for the three months ended September 30, 2009. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative or acquired. As of September 30, 2009, we owned 8,085 towers, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to wireless service providers. We also own six distributed antenna system (“DAS”) networks and manage or lease approximately 5,200 actual or potential communications sites, approximately 550 of which were revenue producing as of September 30, 2009. Our other business line is our site development business, through which we assist wireless service providers with developing and maintaining their own wireless service networks.

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

For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as a result of adding additional customers to the tower. The amount of other direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower, but typically do not make up a large percentage of total operating costs. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting towers or upgrading or repairing access roads or fencing. Lastly, land leases generally have an initial term of five years with five or more additional automatic renewal periods of five years at our option and provide for rent escalators which typically average 3% - 4% annually or provide for term escalators of approximately 15%. Of the 8,085 towers in our portfolio, as of September 30, 2009, approximately 27.2% were located on parcels of land that we own, land subject to perpetual easements, or parcels of land that have a leasehold interest that extends beyond 50 years.

Our site leasing business generates substantially all of our total segment operating profit. As indicated in the table below, our site leasing business generated 86.5% and 86.1% of our total revenue during the three and nine months ended September 30, 2009, respectively. For information regarding our operating segments, please see Note 14 of our Notes to Condensed Consolidated Financial Statements included in this quarterly report.

	Revenues
	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
		(dollars in thousands)
Site leasing revenue	$120,551	$100,506	$353,371	$283,620
Total revenues	$139,289	$118,656	$410,533	$340,525
Site leasing revenue percentage of total revenues	86.5%	84.7%	86.1%	83.3%

	Segment Operating Profit
	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
		(dollars in thousands)
Site leasing segment operating profit (1)	$91,906	$75,780	$269,644	$214,253
Total segment operating profit (1)	$94,001	$76,648	$276,834	$218,921
Site leasing segment operating profit percentage of total segment operating profit (1)	97.8%	98.9%	97.4%	97.9%

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

The following rollforward summarizes the activity in our consolidated tower portfolio from December 31, 2008 to September 30, 2009:

Number of Towers
Towers owned at December 31, 2008	7,854
Purchased towers	7
Constructed towers	25
Towers reclassified/disposed (1)	(2)

Towers owned at March 31, 2009	7,884
Purchased towers	95
Constructed towers	25

Towers owned at June 30, 2009	8,004
Purchased towers	58
Constructed towers	25
Towers reclassified/disposed (1)	(2)

Towers owned at September 30, 2009	8,085

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

The table below provides the percentage of total company revenues contributed by site development consulting services and site development construction services for the three months and nine months ended September 30, 2009 and 2008. Information regarding the total assets used in our site development services businesses is included in Note 14 of our Notes to Condensed Consolidated Financial Statements included in this quarterly report.

	Percentage of Revenues
	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
		(dollars in thousands)
Site development consulting	$4,268	$3,783	$12,788	$14,081
Site development construction	14,470	14,367	44,374	42,824

Total site development revenues	18,738	18,150	57,162	56,905
Total revenues	$139,289	$118,656	$410,533	$340,525

Site development consulting	3.1%	3.2%	3.1%	4.1%
Site development construction	10.4%	12.1%	10.8%	12.6%

KEY PERFORMANCE INDICATORS

Segment Operating Profit:

We believe that Segment Operating Profit is an indicator of the operating performance of our site leasing and site development segments and provides management with the ability to monitor the operating results and margin of each segment, while excluding the impact of depreciation, accretion and amortization, which is largely fixed. We reconcile this measure and provide other Regulation G disclosures later in this quarterly report in the section entitled “Non-GAAP Financial Measures.”

	For the three months ended September 30,			For the nine months ended September 30,
	2009	2008	Dollar Change	2009	2008	Dollar Change
	(in thousands)			(in thousands)
Segment operating profit:
Site leasing	$91,906	$75,780	$16,126	$269,644	$214,253	$55,391
Site development consulting	901	619	282	3,151	2,571	580
Site development construction	1,194	249	945	4,039	2,097	1,942

Total	$94,001	$76,648	$17,353	$276,834	$218,921	$57,913

The increase in site leasing segment operating profit related primarily to additional profit generated by the 610 towers acquired and constructed after September 30, 2008 and the 528 towers acquired in late September 2008 in the Optasite acquisition and additional revenue from the new leases and lease modifications for new tenant equipment installed in the first three months and nine months of 2009 compared to the first three months and nine months of 2008, control of our site leasing cost of revenue and the positive impact of our ground lease purchase program.

Adjusted EBITDA:

We believe that Adjusted EBITDA is an indicator of the performance of our core operations and reflects the changes in our operating results. Adjusted EBITDA is not intended to be an alternative measure of operating income or gross profit margin as determined in accordance with GAAP. We reconcile this measure and provide other Regulation G disclosures later in this quarterly report in the section entitled “Non-GAAP Financial Measures.”

Adjusted EBITDA increased $18.1 million to $85.0 million for the three months ended September 30, 2009 from $66.9 million for the three months ended September 30, 2008 primarily due to increased site leasing segment operating profit.

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

RESTATEMENT FOR ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

Effective January 1, 2009, we adopted new convertible debt accounting which requires the issuer of certain convertible debt instruments that may be settled in cash (including partial cash settlement) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. It also requires companies to retroactively apply the requirements of the pronouncement to all periods presented. Our 0.375% Convertible Senior Notes due 2010 (the “0.375% Notes”) and 1.875% Convertible Senior Notes due 2013 (the “1.875% Notes”) are subject to the retroactive restatement requirements required by the new convertible debt accounting. Our consolidated statements of operations for the three and nine months ended September 30, 2008 and our condensed consolidated statements of cash flows for the nine months ended September 30, 2008 have been retroactively adjusted to reflect the impact of adopting the new convertible debt accounting. See Note 2 and Note 9 to the consolidated financial statements for a summary of the effects on our consolidated statement of operations for the three and nine months ended September 30, 2008 and consolidated balance sheet as of December 31, 2008. The accompanying Management’s Discussion and Analysis reflects the changes due to the implementation.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

	For the three months ended September 30,		Dollar	Percentage
	2009	2008	Change	Change
		(as restated)
	(in thousands, except for percentages)
Revenues:
Site leasing	$120,551	$100,506	$20,045	19.9%
Site development consulting	4,268	3,783	485	12.8%
Site development construction	14,470	14,367	103	0.7%

Total revenues	139,289	118,656	20,633	17.4%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	28,645	24,726	3,919	15.8%
Cost of site development consulting	3,367	3,164	203	6.4%
Cost of site development construction	13,276	14,118	(842)	(6.0)%
Selling, general and administrative	13,204	12,419	785	6.3%
Acquisition related expenses	899	77	822	100.0%
Depreciation, accretion and amortization	64,946	52,725	12,221	23.2%

Total operating expenses	124,337	107,229	17,108	16.0%

Operating income	14,952	11,427	3,525	30.8%

Other income (expense):
Interest income	334	1,847	(1,513)	(81.9)%
Interest expense	(36,421)	(26,747)	(9,674)	(36.2)%
Non-cash interest expense	(14,035)	(9,877)	(4,158)	(42.1)%
Amortization of deferred financing fees	(2,603)	(2,935)	332	11.3%
Loss from extinguishment of debt and write-off of deferred financing fees	(12,518)	(414)	(12,104)	(100.0)%
Other income (expense)	120	(525)	645	100.0%

Total other expense	(65,123)	(38,651)	(26,472)	(68.5)%

Loss before provision for income taxes	(50,171)	(27,224)	(22,947)	(84.3)%

Provision for income taxes	(18)	(424)	406	95.8%

Net loss	$(50,189)	$(27,648)	$(22,541)	(81.5)%

Less: Net loss attributable to the noncontrolling interest	80	-	80	100.0%

Net loss attributable to SBA Communications Corporation	$(50,109)	$(27,648)	$(22,461)	(81.2)%

Revenues:

Site leasing revenues increased $20.0 million during the third quarter of 2009 as compared to the same period in the prior year due largely to (i) revenues from the towers that we acquired in the 2008 acquisitions of Optasite and Light Tower and the other towers that we acquired or constructed subsequent to September 30, 2008 and (ii) organic site leasing growth from new leases and contractual rent escalators and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers. Average rents per tenant increased in the third quarter of 2009 due primarily to rent escalators, lease amendments and higher rents associated with new leases.

Site development consulting revenues increased slightly and site development construction revenues remained relatively stable during the third quarter of 2009 as compared to the same period in the prior year.

Operating Expenses:

Site leasing cost of revenues increased $3.9 million during the third quarter of 2009 as compared to the same period in the prior year primarily as a result of the growth in the number of towers owned by us (8,085 at September 30, 2009 compared to 7,484 at September 30, 2008) offset by the positive impact of our ground lease purchase program.

Site development consulting cost of revenues remained relatively stable and site development construction cost of revenues decreased slightly during the third quarter of 2009 as compared to the same period in the prior year.

Selling, general and administrative expenses increased $0.8 million during the third quarter of 2009 as compared to the same period in the prior year primarily as a result of an increase in salaries, benefits and other employee related expenses resulting primarily from an increased number of employees.

Acquisition related expenses of $0.9 million are costs associated with acquisitions which effective January 1, 2009, are required to be expensed and included within operating expenses. We had historically capitalized the majority of these expenses.

Depreciation, accretion and amortization expense increased $12.2 million to $64.9 million for the three months ended September 30, 2009 from $52.7 million for the three months ended September 30, 2008 due to an increase in the number of towers and associated intangible assets owned at September 30, 2009 compared to those owned at September 30, 2008.

Operating Income:

Operating income increased $3.5 million for the three months ended September 30, 2009 from the three months ended September 30, 2008 primarily due to the result of higher segment operating profit in the site leasing segment offset by increases in depreciation, accretion and amortization expense, acquisition related expenses and selling, general and administrative expenses.

Other Income (Expense):

Interest income decreased $1.5 million for the three months ended September 30, 2009 from the three months ended September 30, 2008. This decrease was primarily the result of lower weighted average interest rates offset by higher average invested funds in the third quarter of 2009 compared to third quarter of 2008.

Interest expense for the three months ended September 30, 2009 increased $9.7 million from the three months ended September 30, 2008. This increase was primarily due to the higher interest rates on the mix of our outstanding debt and higher weighted average amount of cash-interest bearing debt outstanding for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Non-cash interest expense for the three months ended September 30, 2009 increased $4.2 million from the three months ended September 30, 2008. This increase primarily reflects the accretion of debt discounts on the Senior Notes which were issued in July 2009 and the 4.0% Notes which were issued in April 2009 and the Optasite Credit Facility acquired in September 2008, offset by the impact of the repurchase of an aggregate of $319.6 million in principal of the 0.375% Notes in the fourth quarter of 2008 and first nine months of 2009.

The loss from extinguishment of debt and write-off of deferred financing fees of $12.5 million for the three months ended September 30, 2009 includes a loss of $9.3 million related to the payoff of our Initial CMBS Certificates in July 2009, $1.9 million related to the payoff of our Optasite Credit Facility in July 2009, $1.4 million associated with the repurchase of $105.6 million in principal of our Additional CMBS Certificates offset slightly by a gain of $0.1 million associated with the repurchases of an aggregate of $4.0 million in principal of our 0.375% Notes. See discussion in Note 9 in the Notes to Condensed Consolidated Financial Statements for more information. The loss from extinguishment of debt and write-off of deferred financing fees of $0.4 million for the three months ended September 30, 2008 was due to the write-off of deferred financing fees related to the reduction in the aggregate commitment of the lenders under the Senior Credit Facility as a result of Lehman Commercial Paper Inc.’s default of its funding obligation under our Senior Credit Facility.

Other income (expense) for the three months ended September 30, 2009 includes a $0.1 million gain on disposition of assets. Other income (expense) for the three months ended September 30, 2008 includes a $0.5 million other-than-temporary impairment charge on our investments in auction rate securities.

Net Loss

Net loss increased $22.5 million for the three months ended September 30, 2009 from the three months ended September 30, 2008 primarily due to losses from extinguishment of debt and write-off of deferred financing fees and increases in interest expense and non-cash interest expense offset primarily by an increase in site leasing segment operating profit.

Nine months Ended September 30, 2009 Compared to Nine months Ended September 30, 2008

	For the nine months ended September 30,		Dollar	Percentage
	2009	2008	Change	Change
		(as restated)
	(in thousands, except for percentages)
Revenues:
Site leasing	$353,371	$283,620	$69,751	24.6%
Site development consulting	12,788	14,081	(1,293)	(9.2)%
Site development construction	44,374	42,824	1,550	3.6%

Total revenues	410,533	340,525	70,008	20.6%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	83,727	69,367	14,360	20.7%
Cost of site development consulting	9,637	11,510	(1,873)	(16.3)%
Cost of site development construction	40,335	40,727	(392)	(1.0)%
Selling, general and administrative	38,440	35,459	2,981	8.4%
Acquisition related expenses	2,646	77	2,569	100.0%
Depreciation, accretion and amortization	192,850	149,331	43,519	29.1%

Total operating expenses	367,635	306,471	61,164	20.0%

Operating income	42,898	34,054	8,844	26.0%

Other income (expense):
Interest income	917	5,574	(4,657)	(83.5)%
Interest expense	(93,316)	(75,845)	(17,471)	(23.0)%
Non-cash interest expense	(35,427)	(22,385)	(13,042)	(58.3)%
Amortization of deferred financing fees	(7,991)	(7,997)	6	0.1%
Loss from extinguishment of debt and write-off of deferred financing fees	(4,189)	(414)	(3,775)	(100.0)%
Other income (expense)	89	(5,412)	5,501	100.0%

Total other expense	(139,917)	(106,479)	(33,438)	(31.4)%

Loss before provision for income taxes	(97,019)	(72,425)	(24,594)	(34.0)%

Provision for income taxes	(490)	(692)	202	29.2%

Net loss	$(97,509)	$(73,117)	$(24,392)	(33.4)%

Less: Net loss attributable to the noncontrolling interest	148	-	148	100.0%

Net loss attributable to SBA Communications Corporation	$(97,361)	$(73,117)	$(24,244)	(33.2)%

Revenues:

Site leasing revenues increased $69.8 million during the first nine months of 2009 as compared to the same period in the prior year due largely to (i) revenue from the towers that we acquired in the 2008 acquisitions of TowerCo, Optasite and Light Tower and the other towers that we acquired or constructed subsequent to September 30, 2008 and (ii) organic growth from new leases and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our historical towers, and contractual rent escalators. Average rents per tenant increased during the nine months of 2009 due primarily to rent escalators, lease amendments and higher rents associated with new leases.

Site development consulting revenues decreased $1.3 million during the first nine months of 2009 as compared to the same period in the prior year as the volume of work done during the period decreased as a result of the completion of major projects in 2008. Site development construction revenues increased $1.6 million during the first nine months of 2009 as compared to the same period in the prior year primarily as a result of higher margin work on similar cost volumes.

Operating Expenses:

Site leasing cost of revenues increased $14.4 million during the first nine months of 2009 as compared to the same period in the prior year primarily as a result of the growth in the number of towers owned by us, which was 8,085 at September 30, 2009 up from 7,484 at September 30, 2008 offset by the positive impact of our ground lease purchase program.

Site development consulting cost of revenues decreased $1.9 million as a result of a pullback in site development by one of our largest customers. Site development construction cost of revenues decreased slightly during the first nine months of 2009 compared to the same period in the prior year.

Selling, general and administrative expenses increased $3.0 million during the first nine months of 2009 as compared to the same period in the prior year primarily as a result of an increase in salaries, benefits and other employee related expenses resulting primarily from a higher number of employees.

Acquisition related expenses of $2.6 million are costs associated with acquisitions which effective January 1, 2009, are required to be expensed and included within operating expenses. The Company has historically capitalized the majority of these expenses.

Depreciation, accretion and amortization expense increased $43.5 million to $192.9 million for the nine months ended September 30, 2009 from $149.3 million for the nine months ended September 30, 2008 due to an increase in the number of towers and associated intangible assets owned at September 30, 2009 compared to those owned at September 30, 2008.

Operating Income:

Operating income increased $8.8 million for the nine months ended September 30, 2009 as compared to the same period in the prior year primarily due to higher segment operating profit in the site leasing segment offset by increases in depreciation, accretion and amortization expense, acquisition related expenses and selling, general and administrative expenses.

Other Income (Expense):

Interest income decreased $4.7 million to $0.9 million for the nine months ended September 30, 2009 from $5.6 million for the nine months ended September 30, 2008. This decrease was primarily the result of lower weighted average interest rates offset by higher average invested funds during the first nine months of 2009 compared to the first nine months of 2008.

Interest expense for the nine months ended September 30, 2009 increased $17.5 million from the nine months ended September 30, 2008. This increase was primarily due to the higher interest rates on our mix of outstanding debt and higher weighted average amount of cash-interest bearing debt outstanding for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Non-cash interest expense for the nine months ended September 30, 2009 increased $13.0 million from the nine months ended September 30, 2008. This increase reflects the accretion of debt discounts on the Senior Notes, 4.0% Notes, 1.875% Notes and the Optasite Credit Facility offset by the repurchases of an aggregate of $319.6 million of the 0.375% Notes in the fourth quarter of 2008 and first nine months of 2009.

Loss from extinguishment of debt and write-off of deferred financing fees for the nine months ended September 30, 2009 was $4.2 million. The September 30, 2009 loss on extinguishment of debt and write-off of deferred financing fees includes $7.2 million related to repurchases and subsequent payoff of our

Initial CMBS Certificates, $1.9 million related to the payoff of our Optasite Credit Facility, $1.2 million associated with the repurchases of an aggregate of $116.8 million of our Additional CMBS Certificates offset by a gain of $6.1 million associated with the repurchases of an aggregate of $107.7 million of our 0.375% Notes. See discussion in Note 9 in the Notes to Condensed Consolidated Financial Statements for more information.

Other income (expense) for the nine months ended September 30, 2008 includes a $5.5 million other-than-temporary impairment charge on our investments in auction rate securities.

Net loss

Net loss increased $24.4 million for the nine months ended September 30, 2009 from the nine months ended September 30, 2008 primarily due to losses from the extinguishment of debt and write-off of deferred financing fees and increases in interest expense and non-cash interest expense offset by an increase in site leasing segment operating profit.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation is a holding company with no business operations of its own. SBA Communications’ only significant asset is the outstanding capital stock of SBA Telecommunications, Inc. which is also a holding company that owns equity interests in (1) SBA Infrastructure I, Inc. (the entity that indirectly owns all of the towers and other assets acquired in the Optasite acquisition), (2) SBA Senior Finance, Inc. (the entity that indirectly owns all of our other domestic towers and assets) and (3) our international entities. We conduct all of our business operations through Telecommunications’ subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries.

A summary of our cash flows is as follows:

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
		(as restated)
	(in thousands)
Summary cash flow information:
Cash provided by operating activities	$169,801	$134,109
Cash used in investing activities	(88,298)	(329,055)
Cash provided by financing activities	125,484	563,829

Increase in cash and cash equivalents	206,987	368,883
Cash and cash equivalents, December 31, 2008 and December 31, 2007	78,856	70,272

Cash and cash equivalents, September 30, 2009 and 2008	$285,843	$439,155

Sources of Liquidity

We fund our growth, including our tower portfolio growth, through cash flows from operations, long-term indebtedness and equity issuances. With respect to our debt financing, we have utilized secured and unsecured financings and issuances at various levels of our organizational structure to minimize our financing costs while maximizing our operational flexibility.

Cash provided by operating activities was $169.8 million for the nine months ended September 30, 2009 as compared to $134.1 million for the nine months ended September 30, 2008. This increase was primarily the result of an increase in the segment operating profit from the site leasing segment.

On July 24, 2009, Telecommunications issued $750 million of unsecured senior notes, which we refer to as the Senior Notes, $375 million of which are due 2016 (the “2016 Notes”) and $375 million of which are due 2019 (the “2019 Notes”). The 2016 Notes have an interest rate of 8.00% and were issued at a price of 99.330% of their face value. The 2019 Notes have an interest rate of 8.25% and were issued at a price of 99.152% of their face value. Net proceeds of this offering were $728.7 million after deducting expenses and original issue discount. Telecommunications used the net proceeds to repay the Initial CMBS Certificates issued by its subsidiary and the related prepayment consideration and repay the principal amounts outstanding under the Optasite Credit Facility and the Senior Credit Facility. Telecommunications also intends to use the net proceeds from this offering to repurchase prior to maturity or repay at maturity our outstanding 0.375% Notes. The remaining net proceeds are being used for general corporate purposes.

On April 24, 2009, SBA Communications issued $500.0 million of our 4.0% Notes in a private placement. The net proceeds of this offering were approximately $488.2 million after deducting discounts, commissions and expenses. Contemporaneously with the closing of the sale of the 4.0% Notes, a portion of the net proceeds from the sale of the 4.0% Notes was used to repurchase and subsequently retire 2.0 million shares of our Class A common stock, valued at approximately $50.0 million based on the closing stock price of $24.80 on April 20, 2009. Concurrently with the pricing of the 4.0% Notes, the Company entered into convertible note hedge and warrant transactions. A portion of the net proceeds from the sale of the 4.0% Notes and the warrants were used to pay for the cost of the convertible note hedge transactions. The remaining net proceeds of $376.6 million were used for general corporate purposes, including repurchases or repayments of our outstanding debt.

Effective April 14, 2009, SBA Senior Finance entered into a New Lender Supplement to the Senior Credit Agreement with Barclays Bank PLC. The New Lender Supplement added Barclays as a lender under the Senior Credit Facility and increased the aggregate commitment under the Senior Credit Facility from $285.0 million to $320.0 million, availability of which is based on compliance with certain financial ratios. Availability under the Senior Credit Facility was $319.9 million as of September 30, 2009.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communications towers or antenna sites and related assets or companies that own wireless communications towers, antenna sites or related assets. During the three months ended September 30, 2009, we issued approximately 7,000 shares of Class A common stock under this registration statement. As of September 30, 2009, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

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

Uses of Liquidity

Traditionally, our principal use of liquidity has been cash capital expenditures associated with the growth of our tower portfolio. During the recent market disruptions that occurred from October 2008 through the second quarter of 2009, we utilized our liquidity to take advantage of certain market opportunities and repurchase our outstanding debt. However, based on the normalization of the capital markets and our recent financing activity, we currently believe that our principal use of liquidity will be to fund tower growth and, secondarily, our recently announced stock repurchase program. However, in the future, we may, from time to time, repurchase, for cash or equity, our outstanding indebtedness in privately-negotiated or open market transactions in order to optimize our liquidity and leverage and take advantage of market opportunities.

Our cash capital expenditures, including cash used for acquisitions, for the nine months ended September 30, 2009 were $88.7 million. The $88.7 million primarily consists of cash capital expenditures of $48.4 million that we incurred primarily in connection with the acquisition of 160 completed towers, net of related working capital adjustments, and earnouts paid in connection with previous acquisitions and $22.3 million for construction and related costs associated with the completion of 75 new towers during the nine months ended September 30, 2009 and on sites currently in process. The $88.7 million also includes $5.1 million for tower maintenance capital expenditures, $5.8 million for augmentations and tower upgrades, $0.9 million for general corporate expenditures and $6.2 million for ground lease purchases.

During the nine months ended September 30, 2009, we repurchased, in privately negotiated or open market transactions an aggregate of $107.7 million of our 0.375% Notes, $18.6 million in principal of our Initial CMBS Certificates and $116.8 million in principal of our Additional CMBS Certificates for aggregate consideration of 618,000 shares of our Class A common stock and $223.4 million in cash. In addition, in July 2009 we used the proceeds from the issuance of our Senior Notes to repay the remaining outstanding balances of our Initial CMBS Certificates and our Senior Credit Facility and repay and terminate the Optasite Credit Facility.

Subsequent to September 30, 2009, we have repurchased an aggregate of $0.6 million of our Additional CMBS Certificates for $0.6 million in cash.

During 2009, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $8 million to $9 million and discretionary cash capital expenditures based on current obligations of $141.7 million to $151.7 million primarily associated with the approximately 100 towers we intend to build in 2009, tower acquisitions, tower augmentations and ground lease purchases.

During 2010, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $7 million to $11 million and discretionary cash capital expenditures, based on current obligations, of $90 million to $110 million primarily associated with the 100 to 110 towers we intend to build in 2010, tower acquisitions currently under contract, tower augmentations and ground lease purchases. We intend to spend additional capital in 2010 on acquiring revenue producing assets not yet identified and under contract.

We estimate that we will incur approximately $1,000 per tower per year for capital improvements or modifications to our towers. All of these planned cash capital expenditures are expected to be funded by cash on hand, cash flow from operations and borrowings under the Senior Credit Facility. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and tower acquisition program, and our ground lease purchase program.

Debt Instruments and Debt Service Requirements

As of September 30, 2009, we believe that our cash on hand and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

CMBS Certificates

In November 2005, an indirect subsidiary of SBA Senior Finance (the “Trust”), issued $405 million of CMBS Certificates (the “Initial CMBS Certificates”). In November 2006, the Trust subsequently issued $1.15 billion of CMBS Certificates (the “Additional CMBS Certificates” and collectively with the Initial CMBS Certificates, the “CMBS Certificates”).

The Initial CMBS Certificates consisted of five classes with annual pass-through interest rates ranging from 5.369% to 6.706%. The Initial CMBS Certificates had an anticipated repayment date of November 2010 with a final repayment date in 2035. On July 28, 2009, we paid $390.3 million in cash to pay off the remaining outstanding balance on the Initial CMBS Certificates including the $10.1 million prepayment consideration.

The Additional CMBS Certificates consist of nine classes with annual pass-through interest rates ranging from 5.314% to 7.825%. The weighted average annual fixed coupon interest rate of the Additional CMBS Certificates at September 30, 2009 was 5.9%, payable monthly, and the effective weighted average annual fixed interest rate was 6.2% after giving effect to the settlement of the nine interest rate swap agreements entered into in contemplation of the transaction. The Additional CMBS Certificates have an anticipated repayment date of November 2011 with a final repayment date in 2036. However, to the extent that the full amount of the mortgage loan component corresponding to the Additional CMBS Certificates are not fully repaid by their anticipated repayment dates, the interest rate of each component would increase by the greater of (i) 5% or (ii) the amount, if any, by which the sum of (x) the ten-year U.S. treasury rate plus (y) the credit-based spread for such component (as set forth in the mortgage loan agreement) plus (z) 5%, exceeds the original interest rate for such component. As of September 30, 2009, we had $973.9 million of CMBS Certificates outstanding. Based on the amounts outstanding and a weighted average annual fixed coupon interest rate of 5.9% at September 30, 2009, annual debt service for the next twelve months on the Additional CMBS Certificates would be $57.5 million.

The CMBS Certificates are repayable with the proceeds of a non-recourse mortgage loan, the sole asset of the Trust, made in favor of certain operating subsidiaries of SBA Senior Finance (the “CMBS Borrowers”). The CMBS Borrowers are special purpose vehicles which exist solely to hold the towers which are subject to the securitization. Each of the CMBS Borrowers, who are jointly and severally liable under the mortgage loan, have pledged the cash flows from towers owned by the entity as security under the mortgage loan. In connection with the repayment of the Initial CMBS Certificates, certain of the CMBS Borrowers were released from their obligations under the mortgage loan and the towers owned by such entities released from their pledge. As of September 30, 2009, the remaining CMBS Borrowers owned an aggregate 3,747 towers.

Pursuant to the terms of the CMBS Certificates, all rental cash receipts received by the CMBS Borrowers are initially placed in a reserve account to fund the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and service expenses, management fees and to reserve a portion of advance rents from tenants. Amounts received into the reserve account in excess of the required reserve balances (the “excess cash flows”) are released to the CMBS Borrowers monthly, unless the CMBS Borrowers are not in compliance with the required Debt Service Coverage Ratio (as defined in the mortgage loan agreement). If the Debt Service Coverage Ratio is less than (1) 1.30x, the excess cash flows will be held in the reserve account until the CMBS Borrowers are in compliance with the Debt Service Coverage Ratio for two consecutive quarters or (2) 1.15x, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time as the Debt Service Coverage Ratio exceeds 1.15x for a calendar quarter. As of September 30, 2009, we met the required Debt Service Coverage Ratio.

Subsequent to September 30, 2009, we repurchased an aggregate of $0.6 million in principal amount of Additional CMBS Certificates for $0.6 million in cash. Our outstanding balance on the Additional CMBS Certificates was $973.3 million as of the date of this filing.

0.375% Convertible Senior Notes due 2010

At September 30, 2009, we had $30.4 million outstanding of 0.375% Notes (which was recorded at its discounted carrying value of $28.2 million). The maturity date of the 0.375% Notes is December 1, 2010. Interest on the 0.375% Notes is payable semi-annually each June 1 and December 1. Based on the amounts outstanding at September 30, 2009, debt service for the next twelve months on the 0.375% Notes will be $0.1 million. We intend to use a portion of the net proceeds from the Senior Notes issued in July 2009 to repurchase prior to maturity or repay at maturity our remaining 0.375% Notes outstanding.

1.875% Convertible Senior Notes due 2013

At September 30, 2009, we had $550.0 million outstanding of 1.875% Notes (which was recorded at its discounted carrying value of $425.0 million). The maturity date of the 1.875% Notes is May 1, 2013. Interest on the 1.875% Notes is payable semi-annually each May 1 and November 1. Based on the amounts outstanding at September 30, 2009, debt service for the next twelve months on the 1.875% Notes would be $10.3 million.

4.0% Convertible Senior Notes due 2014

As of September 30, 2009, we had outstanding $500.0 million of our 4.0% Notes (which was recorded at its discounted carrying value of $336.9 million). The maturity date of the 4.0% Notes is October 1, 2014. Interest on the 4.0% Notes is payable semi-annually on April 1 and October 1. We incurred deferred financing fees of $11.7 million with the issuance of the 4.0% Notes. Based on the amounts outstanding at September 30, 2009, debt service for the next twelve months on the 4.0% Notes would be $20.0 million.

The 4.0% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 32.9164 shares of our Class A common stock per $1,000 principal amount of 4.0% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $30.38 per share or a 22.5% conversion premium based on the last reported sale price of $24.80 per share of our Class A common stock on the Nasdaq Global Select Market on April 20, 2009, the purchase agreement date. Concurrently with the pricing of the 4.0% Notes, we entered into convertible note hedge transactions whereby we purchased from affiliates of the initial purchasers of the 4.0% Notes an option covering 16,458,196 shares of our Class A common stock at an initial price of $30.38 per share (the same as the initial conversion price of the notes). Separately and concurrently with the pricing of the 4.0% Notes, we entered into warrant transactions whereby we sold to affiliates of the initial purchasers of the 4.0% Notes warrants to acquire 16,458,196 shares of our Class A common stock at an initial exercise price of $44.64 per share. The convertible note hedge transactions and the warrant transactions, taken as a whole, effectively increase the conversion price of the 4.0% Notes from $30.38 per share to $44.64 per share, reflecting a premium of 80% based on the closing stock price of $24.80 per share of our Class A common stock on April 20, 2009.

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

Senior Credit Facility

As of September 30, 2009, we did not have any amounts outstanding under our Senior Credit Facility and had approximately $0.1 million of letters of credit posted against the availability of the Senior Credit Facility outstanding. Amounts borrowed under the facility accrue interest at the Eurodollar rate plus a margin that ranges from 150 to 300 basis points or at a Base Rate (as defined in the Senior Credit Agreement) plus a margin that ranges from 50 basis points to 200 basis points. As of September 30, 2009, availability under this facility was $319.9 million. The Senior Credit Facility matures on January 18, 2011.

Effective as of July 31, 2009, we entered into an Amendment and Restatement of the Senior Credit Agreement. The material amendments to the Senior Credit Agreement, included, (1) eliminating the ability of SBA Senior Finance and its subsidiaries to enter into additional securitization arrangements, (2) amending the definition of Excluded Subsidiaries such that only subsidiaries of SBA Senior Finance, rather than all subsidiaries of Telecommunications, are required to guarantee SBA Senior Finance’s obligations under the Senior Credit Facility, (3) modifying the provision relating to the limitation of asset sales and when the net proceeds of asset sales are required to be used to permanently reduce the credit facility commitments and repay outstanding revolving loans, and (4) expanding the approved use of proceeds for borrowings under the credit facility to general corporate purposes, including distributions to Telecommunications.

As amended, the Senior Credit Agreement requires SBA Senior Finance and SBA Communications to maintain specific financial ratios, including, at the SBA Senior Finance level, a Consolidated Total Debt to Annualized Borrower EBITDA ratio (as defined in the Senior Credit Agreement) that does not exceed 5.0 times for any fiscal quarter and an Annualized Borrower EBITDA to Annualized Cash Interest Expense ratio (as defined in the Senior Credit Agreement) of not less than 2.0 times for any fiscal quarter. In addition, SBA Communications’ ratio of Consolidated Total Net Debt to Consolidated Adjusted

EBITDA (as defined in the Senior Credit Agreement) for any fiscal quarter cannot exceed 9.9 times. The Senior Credit Agreement also contains customary affirmative and negative covenants that, among other things, limit SBA Senior Finance’s ability to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions or merge or consolidate, or engage in certain asset dispositions, including a sale of all or substantially all of its assets. As of September 30, 2009, the CMBS Borrowers were in compliance with all of our covenants under the Senior Credit Agreement.

Optasite Credit Facility

In July 2009, we paid off the full amount outstanding under the Optasite Credit Facility and the facility was subsequently terminated.

Senior Notes

On July 24, 2009, Telecommunications issued $750 million of unsecured senior notes, $375 million of which are due in 2016 and $375 million of which are due in 2019. The 2016 Notes and the 2019 Notes are guaranteed by SBA Communications.

The 2016 Notes have an interest rate of 8.00% and were issued at a price of 99.330% of their face value. The 2019 Notes have an interest rate of 8.25% and were issued at a price of 99.152% of their face value. Interest on the 2016 Notes and 2019 Notes are due semi-annually on February 15, and August 15 of each year beginning on February 15, 2010. Based on the amounts outstanding at September 30, 2009, debt service for the next twelve months on the 2016 Senior Notes and the 2019 Senior Notes would be $30.0 million and $30.9 million, respectively.

The 2016 Notes and the 2019 Notes are subject to redemption in whole or in part on or after August 15, 2012 and on or after August 15, 2014, respectively, at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to August 15, 2012 for the 2016 Notes and August 15, 2014 for the 2019 Notes, we may at our option redeem all or a portion of the 2016 Notes or 2019 Notes at a redemption price equal to 100% of the principal amount thereof plus a “make whole” premium, using a discount rate of Treasuries plus 0.5%. In addition, we may redeem up to 35% of the originally issued aggregate principal amount of each of the 2016 Notes and 2019 Notes with the net proceeds of certain equity offerings at a redemption price of 108.000% and 108.250%, respectively, of the principal amount of the redeemed notes plus accrued and unpaid interest.

The Indenture governing the 2016 Notes and the 2019 Notes contains customary covenants, subject to a number of exceptions and qualifications, including restrictions on Telecommunications’ ability to (1) incur additional indebtedness unless its Consolidated Indebtedness to Annualized Consolidated Adjusted EBITDA Ratio (as defined in the Indenture), pro forma for the additional indebtedness, does not exceed 7.0 times for the fiscal quarter, (2) merge, consolidate or sell assets, (3) make restricted payments, including dividends or other distributions, (4) enter into transactions with affiliates, and (5) enter into sale and leaseback transactions and restrictions on the ability of Telecommunications’ Restricted Subsidiaries (as defined in the Indenture) to incur liens securing indebtedness.

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

The following table presents the future principal payment obligations and interest rates associated with our debt instruments assuming our actual level of indebtedness as of September 30, 2009:

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
				(in thousands)
Debt:
Fixed rate Additional CMBS Certificates (1)	$-	$-	$973,900	$-	$-	$-	$973,900	$972,386
0.375% Convertible Senior Notes	$-	$30,403	$-	$-	$-	$-	$30,403	$31,011
1.875% Convertible Senior Notes	$-	$-	$-	$-	$550,000	$-	$550,000	$507,375
4.00% Convertible Senior Notes	$-	$-	$-	$-	$-	$500,000	$500,000	$560,625
2016 Senior Notes	$-	$-	$-	$-	$-	$375,000	$375,000	$381,563
2019 Senior Notes	$-	$-	$-	$-	$-	$375,000	$375,000	$386,250

(1)

The anticipated repayment date is November 2011 for the Additional CMBS Certificates with a weighted average interest rate of 5.9%. The maturity date for the Additional CMBS Certificates is November 2036.

Our current primary market risk exposure is interest rate risk relating to (1) the impact of interest rate movements on our ability to refinance the Additional CMBS Certificates on its anticipated repayment date or at maturity at market rates, (2) our ability to meet financial covenants and (3) the impact of interest rate movements on any borrowings that we may incur under our Senior Credit Facility, which are all floating rate. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

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

•	our intent to build approximately 100 new towers in 2009 and 100 to 110 new towers in 2010 and our intent to have at least one signed tenant lease on each new tower on the day it is completed;

•	our expectations regarding the amount of future cash capital expenditures, both discretionary and non-discretionary, including expenditures required to maintain, improve and modify our towers;

•

our belief that our towers have significant capacity to accommodate additional tenants, that our tower operations are highly scalable and that we can add tenants to our towers at minimal incremental costs;

•	our belief regarding our position to capture additional site leasing business in our markets and identify and participate in site development projects across our markets;

•

our expectations regarding our cash capital expenditures in 2009 and 2010 for maintenance and augmentation, for new tower builds and acquisitions and ground lease purchases and our ability to fund such cash capital expenditures;

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

•	our use of the net proceeds from our recent debt offerings.

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

•	our ability to build approximately 100 new towers in 2009 and 100 – 110 new towers in 2010;

•	our ability to secure and deliver anticipated services business at contemplated margins;

•	our ability to successfully and timely address zoning issues, permitting and other issues that arise in connection with the building of new towers;

•	our ability to realize economies of scale from our tower portfolio;

•	the business climate for the wireless communications industry in general and the wireless communications infrastructure providers in particular;

•	the state of the credit markets and capital markets, including the level of volatility, illiquidity and interest rates that may affect our ability to pursue actions to manage our leverage position;

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry; and

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

Adjusted EBITDA

We define Adjusted EBITDA as net loss attributable to SBA Communications Corporation less the impact of net interest expenses (including amortization of deferred financing fees), provision for taxes, depreciation, accretion and amortization, asset impairment and other charges, non-cash compensation, loss from extinguishment of debt and write off of deferred financing fees, other income and expenses, non-recurring acquisition related integration costs, non-cash straight-line leasing revenue and non-cash straight-line ground lease expense. In addition, Adjusted EBITDA excludes acquisition related costs which were previously capitalized but, commencing January 1, 2009, are required to be expensed and included within operating expenses pursuant to the adoption of SFAS 141(R). We have included this non-GAAP financial measure because we believe this item is an indicator of the performance of our core operations and reflects the changes in our operating results. In addition, Adjusted EBITDA is a component of the calculation that has been used by our lenders to determine compliance with certain covenants under our Senior Credit Facility and Senior Notes. Adjusted EBITDA is not intended to be an alternative measure of operating income or gross profit margin as determined in accordance with GAAP.

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

•

it does not include non-cash expenses such as asset impairment and other charges, non- cash compensation, other expenses/income, non-cash straight-line leasing revenue and non-cash straight-line ground lease expense. Because these non-cash items are a necessary element of our costs and our ability to generate profits, any measure that excludes these non-cash items has material limitations; and

•

it does not include acquisition related costs. Because acquisition related costs are a necessary element of our costs to grow the business, any measure that excludes these costs has material limitations.

We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of our profitability and operating results.

The reconciliation of Adjusted EBITDA is as follows:

	For the three months ended September 30,
	2009	2008
		(as restated)
	(in thousands)

Net loss attributable to SBA Communications Corporation	$(50,109)	$(27,648)
Interest income	(334)	(1,847)
Interest expense (1)	53,059	39,559
Depreciation, accretion, and amortization	64,946	52,725
Provision for income taxes (2)	566	684
Loss from extinguishment of debt	12,518	414
Acquisition related expenses (3)	899	77
Non-cash compensation	1,922	1,615
Non-cash straight-line leasing revenue	(1,412)	(1,866)
Non-cash straight-line ground lease expense	3,094	2,702
Other Income/(Expense)	(120)	525

Adjusted EBITDA	$85,029	$66,940

(1)	Interest expense includes cash interest expense, non-cash interest expense and amortization of deferred financing fees.
(2)

This amount includes $548 and $260 of franchise taxes reflected in the Consolidated Statement of Operations in selling, general and administrative expenses for the three months ended September 30, 2009 and 2008, respectively.

(3)	The three months ended September 30, 2008 reflect acquisition integration costs that were previously reflected on the Statement of Operations in selling, general and administrative expenses.

Segment Operating Profit

Each respective Segment Operating Profit is defined as segment revenues less segment cost of revenues (excluding depreciation, accretion and amortization). Total Segment Operating Profit is the total of the operating profits of the three segments. Segment Operating Profit is, in our opinion, an indicator of the operating performance of our site leasing and site development segments and is used to provide management with the ability to monitor the operating results and margin of each segment, while excluding the impact of depreciation, accretion and amortization, which is largely fixed and non-cash in nature. Segment Operating Profit is not intended to be an alternative measure of revenue or segment gross profit as determined in accordance with GAAP.

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

	Site leasing segment
	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
		(in thousands)
Segment revenue	$120,551	$100,506	$353,371	$283,620
Segment cost of revenues (excluding depreciation, accretion and amortization)	(28,645)	(24,726)	(83,727)	(69,367)

Segment operating profit	$91,906	$75,780	$269,644	$214,253

	Site development consulting segment
	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2009
		(in thousands)
Segment revenue	$4,268	$3,783	$12,788	$14,081
Segment cost of revenues (excluding depreciation, accretion and amortization)	(3,367)	(3,164)	(9,637)	(11,510)

Segment operating profit	$901	$619	$3,151	$2,571

	Site development construction segment
	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
		(in thousands)
Segment revenue	$14,470	$14,367	$44,374	$42,824
Segment cost of revenues (excluding depreciation, accretion and amortization)	(13,276)	(14,118)	(40,335)	(40,727)

Segment operating profit	$1,194	$249	$4,039	$2,097

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2009. Based on such evaluation, such officers have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Item 5.02(e)

On October 28, 2009, SBA Communications Corporation (the “Company”) entered into employment agreements with each of Kurt L. Bagwell, Senior Vice President and Chief Operating Officer, Brendan Cavanagh, Senior Vice President and Chief Financial Officer, and Thomas P. Hunt, Senior Vice President and General Counsel. The agreements with Messrs. Bagwell and Hunt will become effective upon expiration of their existing employment agreements entered into with them on September 16, 2006, as amended and restated on January 1, 2008, which expire by their terms on December 31, 2009. The employment agreement with Mr. Cavanagh became effective upon its execution, as Mr. Cavanagh did not previously have an employment agreement with the Company. The employment agreements provide for each of Messrs. Bagwell, Cavanagh and Hunt to serve in their present positions and expire on December 31, 2012.

Pursuant to the employment agreements, each of the executive officers is entitled to receive an annual base salary and annual bonus based on achievement of performance criteria established by the Compensation Committee of the Board of Directors. The employment agreements provide for each of the executive officers to be paid a minimum annual base salary equal to the rate in effect immediately prior to the effective date of the employment agreement. The employment agreements also provide for each of the executive officers to be eligible to earn a minimum target bonus (as defined in the employment agreements) for each year of 100%, 75% and 100% of base salary for Messrs. Bagwell, Cavanagh and Hunt, respectively.

The employment agreements provide that upon termination of the executive officer’s employment without cause, or upon the executive officer’s resignation for good reason, the executive officer is entitled to receive: (1) if the termination occurs prior to (and not in contemplation of) a change in control, an amount equal to the sum of: (a) his annual base salary in effect for the year in which termination or resignation occurs and (b) the minimum target bonus, plus continuation of medical, dental and life insurance benefits until the earlier of (x) the first anniversary of the termination date or (y) the date the executive officer becomes eligible for comparable benefits provided by a third party or (2) if the termination occurs on or after a change in control an amount equal to two times the sum of: (a) the executive officer’s annual base salary in effect for the year in which termination or resignation occurs and (b) the minimum target bonus, plus continuation of medical, dental and life insurance benefits until the earlier of (x) the second anniversary of the termination date or (y) the date the executive officer becomes eligible for comparable benefits provided by a third party. In addition, in either case, the executive officer is eligible to receive (i) accrued and unpaid salary and benefits and (ii) an amount equal to the pro rata portion of the minimum target bonus for the year in which the termination or resignation occurs. Upon a change in control, the employment agreements will automatically be deemed to end on the later of December 31, 2012 or the second anniversary of the effective date of the change in control. The employment agreements also provide for noncompetition, nonsolicitation and nondisclosure covenants.

Item 5.05 Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics.

On October 29, 2009, the Company adopted an amended and restated Code of Ethics for Senior Financial Officers (“Code of Ethics”) and posted it on its website at http://ir.sbasite.com/documents.cfm?CategoryID=235. The Company revised the Code of Ethics to add clarity and specificity to some of the general principals set forth in the Code of Ethics, but did not make any substantive revisions.

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

SBA COMMUNICATIONS CORPORATION

November 4, 2009	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

November 4, 2009
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