Form 10-K
period 2009-12-31
SBA COMMUNICATIONS CORP
filed 2010-03-01
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Registrant’s telephone number, including area code (561) 995-7670

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-Accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2.8 billion as of June 30, 2009.

The number of shares outstanding of the Registrant’s common stock (as of February 24, 2010): Class A common stock —117,719,254 shares

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2010 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2009, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

ITEM 1.	BUSINESS

General

We are a leading independent owner and operator of wireless communications towers. Our principal operations are in the continental United States. In addition, we have towers in Canada, Puerto Rico and the U.S. Virgin Islands. Our principal business line is our site leasing business, which contributed 97.4% of our total segment operating profit for the year ended December 31, 2009. In our site leasing business, we lease antenna space primarily to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative or acquired. As of December 31, 2009, we owned 8,324 tower sites, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also manage or lease approximately 5,100 actual or potential communications sites, approximately 550 of which were revenue producing as of December 31, 2009. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. Site leasing revenues are received primarily from wireless service provider tenants, including AT&T, Sprint, T-Mobile and Verizon Wireless. Wireless service providers enter into numerous different tenant leases with us, each of which relates to the lease or use of space at an individual tower site. Tenant leases are generally for an initial term of five years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3%–4% per year, including the renewal option periods.

In our new build program, we construct towers in locations that were strategically chosen by us or under build-to-suit arrangements. Under build-to-suit arrangements, we build towers for wireless service providers at locations that they have identified. We retain ownership of the tower and the exclusive right to co-locate additional tenants on the tower. When we construct towers in locations chosen by us, we utilize our knowledge of our customers’ network requirements to identify locations where we believe multiple wireless service providers need, or will need, to locate antennas to meet capacity or service demands. We seek to identify attractive locations for new towers and complete pre-construction procedures necessary to secure the site concurrently with our leasing efforts. We intend to have at least one signed tenant lease on each new build tower on the day that it is completed and expect that some will have multiple tenants. We intend to build at least 120 - 140 new towers during 2010.

In our tower acquisition program, we pursue towers that meet or exceed our internal guidelines regarding current and future potential returns. For each acquisition, we prepare various analyses that include projections of a five-year unlevered internal rate of return, review of available capacity, future lease up projections and a summary of current and future tenant/technology mix.

The table below provides information regarding the development and status of our tower sites portfolio over the past three years.

	For the year ended December 31,
	2007	2008	2009
Towers owned at beginning of period	5,551	6,220	7,854
Towers acquired (1)	612	1,560	376
Towers constructed	61	85	101
Towers reclassified/disposed of (2)	(4)	(11)	(7)

Towers owned at end of period	6,220	7,854	8,324

(1)	2008 includes 528 towers acquired in the Optasite acquisition, 423 towers acquired in the Tower Co. acquisition and 340 towers acquired in the Light Tower acquisition.
(2)	Reclassifications reflect the combination for reporting purposes of multiple tower structures on a single parcel of real estate, which we market and customers view as a single location, into a single owned tower site. Dispositions reflect the decommissioning, sale, conveyance or other legal transfer of owned tower sites.

As of December 31, 2009, we had an average of 2.5 tenants per tower.

Our site leasing business generates substantially all of our total segment operating profit. Our site leasing business generated 85.9% of our total revenues during the past year and has represented 95.5% or more of our total segment operating profit for the past three years.

Site Development Services

Our site development business is complementary to our site leasing business, and provides us the ability to keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and capture ancillary revenues that are generated by our site leasing activities, such as antenna and equipment installation at our tower locations. Our site development business consists of two segments, site development consulting and site development construction. Site development services revenues are received primarily from providing a full range of end to end services to wireless service providers or companies providing development or project management services to wireless service providers. We principally perform services for third parties in our core historical areas of wireless expertise, specifically site acquisition, zoning, technical services and construction.

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

Industry Overview

We believe that growing wireless traffic, the successful recent spectrum auctions and technology developments will require wireless service providers to improve their network infrastructure and increase their network capacity resulting in an increase in the number of communication sites that they use or the number of antennas at existing communication sites. First, consumers continue to increase minutes of use, whether through wireline to wireless migration, increasing use of broadband services, new data products or simply talking more. Consumers are demanding quality wireless networks, and list network coverage and quality as two of the greatest contributors to their dissatisfaction when terminating or changing service. To decrease subscriber churn rate and drive revenue growth, wireless carriers have made substantial capital expenditures on wireless networks to improve service quality and expand coverage. Second, we expect that the roll-out of 3G and 4G wireless services by existing carriers will require our customers to add a large number of additional cell sites and increase the amount of their equipment at current cell sites. The Federal Communications Commission’s (the “FCC”) successful advanced wireless service spectrum auction 66 for advanced broadband services and the more recent FCC spectrum auction 73, relating to the auction of the 700 MHz band, have provided existing carriers the opportunity to deploy spectrum for 3G and 4G wireless service which will further drive the demand for communication sites. Finally, the third area of growth in the U.S. market comes from new market launches for emerging carriers in traditional wireless services or new technologies like WiMAX. For example, Leap Wireless and Metro PCS acquired spectrum in auction 66 in new coverage areas that have led and continue to lead to the launch of brand new networks while Clearwire is in the process of building out new markets as well. Despite the current recessionary conditions affecting the global marketplace, based on these factors, we believe that the U.S. wireless industry will continue to grow and is well-capitalized, highly competitive and focused on quality and advanced services. Therefore, we expect that we will see a multi-year trend of strong additional cell site demand from our customers, which we believe will translate into strong leasing growth for us.

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

Disciplined Growth of our Tower Portfolio. During 2010, we intend to grow our tower portfolio, domestically and internationally, by 5% to 10%. We intend to use our available cash from operating activities and available liquidity, including borrowings, to build and/or acquire new towers at prices that we believe will be accretive to our shareholders both short and long term and which allow us to maintain our long-term target leverage ratios. Furthermore, we believe that our tower operations are highly scalable. Consequently, we believe that we are able to materially increase our tower portfolio without proportionately increasing selling, general and administrative expenses.

Controlling our Underlying Land Positions. We have purchased and intend to continue to purchase and/or enter into long-term leases for the land that underlies our towers, to the extent available at commercially reasonable prices. We believe that these purchases and/or long-term leases will increase our margins, improve our cash flow from operations and minimize our exposure to increases in ground lease rents in the future. As of December 31, 2009, we own or control, for a minimum period of fifty years, land under 27.6% of our communication sites.

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

	Percentage of Total Revenues
	for the year ended December 31,
	2007	2008	2009
AT&T (1)	22.9%	23.1%	23.8%
Sprint (2)	32.6%	25.0%	21.9%
Verizon Wireless (3)	13.6%	15.6%	15.4%
T-Mobile	7.5%	11.2%	13.7%

(1)	2007 and 2008 numbers have been restated due to 2009 merger of AT&T and Centennial
(2)	2007 and 2008 numbers have been restated due to 2009 merger of Sprint and IPCS Wireless
(3)	2007 and 2008 numbers have been restated due to 2009 merger of Verizon and Alltel

During the past two years, we provided services for a number of customers, including:

Aircell	Motorola
AT&T	Nokia-Siemens
Bechtel Corporation	Nortel
Cellular South	Northrop Grumman
Clearwire	Nsoro
Ericsson	NYSEG
Fibertower	Pocket Communication
General Dynamics	Samsung
Goodman Networks	Sprint
Leap Wireless	T-Mobile
M/A-COM	U.S. Cellular
MediaFLO	Verizon Wireless
Metro PCS

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

Competition

Site Leasing – Our primary competitors for our site leasing activities are (1) the national independent tower companies, American Tower Corporation, Crown Castle International and Global Tower Partners, (2) a large number of regional independent tower owners, (3) wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers and (4) alternative facilities such as rooftops, outdoor and indoor distributed antenna system (“DAS”) networks, billboards and electric transmission towers. There has been significant consolidation among the large independent tower companies in the past five years. Specifically, American Tower completed its merger with SpectraSite, Inc. in 2005, we completed our acquisition of AAT Communications Corporation in 2006 and Crown Castle completed its merger with Global Signal, Inc. in 2007. As a result of these consolidations, American Tower and Crown Castle have substantially more towers and greater financial resources than we do. Wireless service providers that own and operate their own tower networks are also generally larger and have greater financial resources than we do. We believe that tower location and capacity, quality of service to our tenants, and, to a lesser extent, price have been and will continue to be the most significant competitive factors affecting the site leasing business.

Site Development – The site development business is extremely competitive and price sensitive. We believe that the majority of our competitors in the site development business operate within local market areas exclusively, while some firms appear to offer their services nationally, including Bechtel Corporation, Black & Veatch Corporation, Goodman Networks, General Dynamics Corporation, Nsoro, and Wireless Facilities, Inc. The market includes participants from a variety of market segments offering individual, or combinations of, competing services. The field of competitors includes site development consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors, which provide end-to-end site development services through multiple subcontractors, and wireless service providers’ internal staff. We believe that providers base their decisions for site development services on a number of criteria, including: company experience, price, track record, local reputation, geographic reach and time for completion of a project.

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

As of December 31, 2009, we had 617 employees, none of whom are represented by a collective bargaining agreement. We consider our employee relations to be good.

Regulatory and Environmental Matters

Federal Regulations. Both the FCC and the Federal Aviation Administration (the “FAA”) regulate antenna towers and structures that support wireless communications and radio or television antennas. Many FAA requirements are implemented in FCC regulations. These regulations govern the construction, lighting and painting or other marking of towers and structures and may, depending on the characteristics of particular towers or structures, require prior approval and registration of towers or structures before they may be constructed, altered or used. Wireless communications equipment and radio or television stations operating on towers or structures are separately regulated and may require independent customer licensing depending upon the particular frequency or frequency band used. In addition, any applicant for an FCC antenna tower or structure registration must certify that, consistent with the Anti-Drug Abuse Act of 1988, neither the applicant nor its principals are subject to a denial of Federal benefits because of a conviction for the possession or distribution of a controlled substance.

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

Owners and operators of antenna towers and structures may be subject to, and therefore must comply with, environmental laws. Any licensed radio facility on an antenna tower or structure is subject to environmental review pursuant to the National Environmental Policy Act of 1969, among other statutes, which requires federal agencies to evaluate the environmental impact of their decisions under certain circumstances. The FCC has issued regulations implementing the National Environmental Policy Act. These regulations place responsibility on applicants to investigate potential environmental effects of their operations and to disclose any potential significant effects on the environment in an environmental assessment prior to constructing or modifying an antenna tower or structure and prior to commencing certain operations of wireless communications or radio or television stations from the tower or structure. In the event the FCC determines the proposed structure or operation would have a significant environmental impact based on the standards the FCC has developed, the FCC would be required to prepare an environmental impact statement, which will be subject to public comment. This process could significantly delay the registration of a particular tower or structure.

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

Backlog

Backlog related to our site leasing business consists of lease agreements and amendments, which have been signed, but have not yet commenced. As of December 31, 2009, we had 344 new leases which had been executed with customers but which had not begun generating revenue. These leases will contractually provide for approximately $7.6 million of annual revenue. By comparison, at December 31, 2008 we had 338 new leases which had been executed with customers but which had not begun generating revenue. These leases contractually provided for approximately $6.7 million of annual revenue.

Our backlog for site development services consists of the value of work that has not yet been completed on executed contracts. As of December 31, 2009, we had approximately $13.9 million of contractually committed revenue as compared to approximately $17.4 million as of December 31, 2008.

Availability of Reports and Other Information

Our corporate website is www.sbasite.com. We make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 on our website under “Investor Relations—SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission (the “Commission”). In addition, the Commission’s website is www.sec.gov. The Commission makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Additionally, our reports, proxy and information statements may be read and copied at the Commission’s public reference room at 100 F Street, NE, Washington, DC 20549 during the hours of 10 a.m. to 3 p.m. on official business days. Information regarding the operation of the public reference room may be obtained by calling the Commission at 1-800-SEC-0330. Information on our website or the Commission’s website is not part of this document.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

If our wireless service provider customers combine their operations to a significant degree, our future operating results and our ability to service our indebtedness could be adversely affected.

Significant consolidation among our wireless service provider customers may result in our customers failing to renew existing leases for tower space or reducing future capital expenditures in the aggregate because their existing networks and expansion plans may overlap or be very similar. For example, in connection with the combinations of Verizon Wireless and ALLTEL (to form Verizon Wireless), Cingular and AT&T Wireless (to form AT&T Mobility) and Sprint PCS and Nextel (to form Sprint Nextel), the combined companies have or are considering rationalizing duplicative parts of their networks, which has led and may continue to lead to the non-renewal of certain leases on our towers. Furthermore, to the extent that other wireless service providers consolidate in the future, they may not renew any duplicative leases that they have on our towers and/or may not lease as much space on our towers in the future. If these consolidations significantly impact the number of tower leases that are not renewed or the number of new leases that the wireless service providers require to expand their network, our future operating results and our ability to service our indebtedness could be adversely affected.

Similar consequences may occur if wireless service providers engage in extensive sharing or roaming or resale arrangements as an alternative to leasing our antenna space. Wireless voice service providers frequently enter into roaming agreements with competitors allowing them to use another’s wireless communications facilities to accommodate customers who are out of range of their home provider’s services. Wireless voice service providers may view these roaming agreements as a superior alternative to leasing antenna space on communication sites owned or controlled by us or others. The proliferation of these roaming agreements could have a material adverse effect on our future revenue.

We depend on a relatively small number of customers for most of our revenue, therefore if any of our significant customers reduced their demand for tower space or became financially unstable it may materially decrease our revenues.

We derive a significant portion of our revenue from a small number of customers. The loss of any one of our significant customers, as a result of bankruptcy, merger with other customers of ours or otherwise, could materially decrease our revenue and have an adverse effect on our growth.

The following is a list of significant customers (representing at least 10% of revenue in any of the last three years) and the percentage of our total revenues for the specified time periods derived from these customers:

	Percentage of Total Revenues
	for the year ended December 31,
	2007	2008	2009
AT&T (1)	22.9%	23.1%	23.8%
Sprint (2)	32.6%	25.0%	21.9%
Verizon Wireless (3)	13.6%	15.6%	15.4%
T-Mobile	7.5%	11.2%	13.7%

We also have client concentrations with respect to revenues in each of our financial reporting segments:

	Percentage of Site Leasing Revenues
	for the year ended December 31,
	2007	2008	2009
AT&T (1)	28.0%	27.6%	27.7%
Sprint (2)	29.1%	27.3%	25.3%
Verizon Wireless (3)	14.4%	15.7%	16.0%
T-Mobile	8.4%	10.7%	11.8%

	Percentage of Site Development
	Consulting Revenues
	for the year ended December 31,
	2007	2008	2009
Verizon Wireless (3)	17.5%	24.2%	23.6%
T-Mobile	0.4%	7.6%	13.9%
Metro PCS	3.9%	13.3%	5.8%
Sprint (2)	59.9%	22.9%	0.5%

	Percentage of Site Development
	Construction Revenues
	for the year ended December 31,
	2007	2008	2009
T-Mobile	5.8%	15.8%	28.2%
Nsoro Mastec, LLC	0.3%	2.4%	24.9%
Metro PCS	1.1%	11.9%	9.0%
Verizon (3)	7.4%	12.3%	8.3%
Sprint (2)	40.1%	10.8%	1.8%

(1)	2007 and 2008 numbers have been restated due to 2009 merger of AT&T and Centennial
(2)	2007 and 2008 numbers have been restated due to 2009 merger of Sprint and IPCS Wireless
(3)	2007 and 2008 numbers have been restated due to 2009 merger of Verizon and Alltel

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

We currently intend to grow our tower portfolio 5% to10% annually through acquisitions and new builds. Our ability to meet these growth targets significantly depends on our ability to acquire existing towers that meet our investment requirements. Traditionally, our acquisition strategy has focused on acquiring towers from smaller tower companies, independent tower developers and wireless service providers. However, as a result of consolidation in the tower industry there are fewer of these mid-sized tower transactions available and there is more competition to acquire existing towers. Increased competition for acquisitions may result in fewer acquisition opportunities for us, higher acquisition prices, reduced willingness of sellers to accept equity as consideration for their towers and increased difficulty in negotiating and consummating agreements to acquire such towers. Furthermore, to the extent that the tower acquisition opportunities are for significant tower portfolios, many of our competitors are significantly larger and have greater financial resources than us. If we are not able to successfully address these challenges, we may not be able to materially increase our tower portfolio in the long-term.

We have a substantial level of indebtedness, a large portion of which we will need to refinance in the next two years. In the event we are not able to refinance or repay such indebtedness, we may not be able to access the cash flow from all of our towers and we may need to take certain actions to service our debt obligations.

As of December 31, 2009, we had $2.8 billion aggregate principal amount of debt outstanding, of which $0.9 billion is scheduled to be repaid in 2011. The amount scheduled to be repaid in 2011 consists solely of the 2006 CMBS Certificates which have an anticipated repayment date in November 2011.

We do not currently expect to have sufficient cash flow from operations to repay the full principal amount of the 2006 CMBS Certificates. Consequently, we expect to refinance a significant portion of this debt. The global credit and capital markets are undergoing a period of substantial volatility and disruption, and the global economy is experiencing weakness and uncertainty. Although the credit markets have improved during 2009, we believe that this volatile credit environment has generally resulted in increased interest rates and/or interest rate spread as compared to periods immediately prior to 2007. Any renewed financial turmoil, worsening credit environment, economic weakness and uncertainty could impact our ability and the cost of refinancing our 2006 CMBS Certificates.

If we are unable to refinance the 2006 CMBS Certificates by November 2011, the cash flow from the 3,746 tower sites pledged to secure such mortgage loan underlying the 2006 CMBS Certificates, representing 45% of our total tower portfolio as of December 31, 2009, will be trapped and unavailable to service our other outstanding debt. If these cash flows become trapped, they would be applied first to repay the interest, at the original interest rate, on the mortgage loan components underlying the 2006 CMBS Certificates, second to fund all reserve accounts and operating expenses associated with the pledged towers, third to pay the management fees, fourth to repay the principal of the 2006 CMBS Certificates in the order of their investment grade, and fifth to repay the additional interest discussed below. As a result of this cash trap, we would only have access to the cash flow generated by the remaining approximately 4,578 tower sites (approximately 55% of our total tower portfolio as of December 31, 2009) and the annual management fee (equal to 7.5% of the operating revenues of the borrowers under the CMBS Certificates for the immediately preceding calendar month) to service our other indebtedness and pay all other corporate expenses. Furthermore, if we are unable to repay the mortgage loan components relating to the 2006 CMBS Certificates by November 2011, then the interest rate on the mortgage loan underlying each subclass of the 2006 CMBS Certificates would increase by the greater of (i) 5% or (ii) the amount, if any, by which the sum of (x) the ten year U.S. treasury rate plus (y) the credit-based spread for the mortgage loan component underlying the referenced subclass of the 2006 CMBS Certificates (as set forth in the mortgage loan agreement) plus (z) 5%, exceeds the original interest rate for such component. Such additional interest will be payable once the principal of the 2006 CMBS Certificates is repaid. The sole remedy of the lenders if we do not refinance or repay the 2006 CMBS Certificates by November 2011 is the cash trap and the increased interest rates discussed above, but it is not an event of default under the mortgage loan, the indenture governing any of our outstanding notes or the Senior Credit Agreement.

If we are unable to refinance the 2006 CMBS Certificates and therefore unable to access the cash flow from pledged towers, it may have an adverse impact on our ability to (i) repay our other indebtedness, or (ii) fund our planned capital expenditures, which would adversely affect our financial health and/or anticipated growth.

Recent developments in the global economy could result in a slowdown in demand for wireless communications services or for tower space, which could adversely affect our future growth and revenues.

Due to the recent economic downturn and the resulting unemployment rates in the U.S. and internationally, consumer discretionary income has been, and may continue to be, adversely impacted. If wireless service subscribers significantly reduce their minutes of use, or fail to widely adopt and use wireless data applications, our wireless service provider customers would experience a decrease in demand for their services. As a result, they may scale back their business plans or otherwise reduce their spending, which could materially and adversely affect demand for our tower space and our wireless communications services business, which could have a material adverse effect on our business, results of operations and financial condition.

In addition, the recent volatility and disruption of the global credit and capital markets may adversely affect:

•	the financial condition of wireless service providers;

•	the ability and willingness of wireless service providers to maintain or increase capital expenditures; and

•	interest rates and the overall availability and cost of capital.

As a result of these factors, wireless service providers may delay or abandon implementation of new systems and technologies, including 3G, 4G or other wireless services or, worse, elect not to renew existing antenna leases in order to reduce operating expenses.

We have a substantial level of indebtedness which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.

As indicated below, we have and will continue to have a significant amount of indebtedness relative to our equity. The following table sets forth our total principal amount of debt and shareholders’ equity as of December 31, 2008 and 2009.

	As of December 31,
	2008	2009
	(as adjusted)
	(in thousands)
Total principal amount of indebtedness	$2,557,248	$2,771,012
Shareholders’ equity	$650,510	$599,949

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

•	we may, in the future, be required to reduce our annual tower acquisition and new build goals;

•	we may have limited flexibility in planning for, or reacting to, changes in our business or in the industry;

•	we may have a competitive disadvantage relative to other companies in our industry that are less leveraged; and

•	we may be required to sell debt or equity securities or sell some of our core assets, possibly on unfavorable terms, in order to meet payment obligations.

These restrictions could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, mergers and acquisitions or other opportunities.

In addition, fluctuations in market interest rates may increase interest expense relating to our floating rate indebtedness, which we expect to incur under our 2010 Credit Facility and may make it difficult to refinance our existing indebtedness, including our 2006 CMBS Certificates at a commercially reasonable rate or at all. There is no guarantee that the future refinancing of our indebtedness will have fixed interest rates or that interest rates on such indebtedness will be equal to or lower than the rates on our current indebtedness.

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

There can be no assurances that 3G, 4G or other new wireless technologies will be deployed or adopted as rapidly as projected or that these new technologies will be implemented in the manner anticipated. The deployment of 3G experienced delays from the original projected timelines of the wireless and broadcast industries, and deployment of 4G has been limited to date. Additionally, the demand by consumers and the adoption rate of consumers for these new technologies once deployed may be lower or slower than anticipated. These factors could have a material adverse effect on our growth rate since growth opportunities and demand for our tower space as a result of such new technologies may not be realized at the times or to the extent anticipated.

Increasing competition in the tower industry may create pricing pressures that may materially and adversely affect us.

Our industry is highly competitive, and our customers have numerous alternatives for leasing antenna space. Some of our competitors, such as (1) national wireless carriers that allow collocation on their towers and (2) large independent tower companies, are substantially larger and have greater financial resources than us. This could provide them with advantages with respect to establishing favorable leasing terms with wireless service providers or in their ability to acquire available towers.

In the site leasing business, we compete with:

•	wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers;

•	national and regional tower companies; and

•	alternative facilities such as rooftops, outdoor and indoor DAS networks, billboards and electric transmission towers.

We believe that tower location and capacity, quality of service, density within a geographic market and, to a lesser extent, price historically have been and will continue to be the most significant competitive factors affecting the site leasing business. However, competitive pricing pressures for tenants on towers from these competitors could materially and adversely affect our lease rates. In addition, we may not be able to renew existing customer leases or enter into new customer leases, resulting in a material adverse impact on our results of operations and growth rate. Increasing competition could also make the acquisition of high quality tower assets more costly. Any of these factors could materially and adversely affect our business, results of operations or financial condition.

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

If we are unable to protect our rights to the land under our towers, it could adversely affect our business and operating results.

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding title and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under a tower, which can affect our ability to access and operate a tower site. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Our inability to protect our rights to the land under our towers may have a future material adverse effect on our business, results of operations or financial condition.

Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with foreign currency exchange rates.

Our current business operations in Canada and our expansion into any other international markets in the future, could result in adverse financial consequences and operational problems not experienced in the United States. Although the consolidated revenues generated by our international operations were immaterial during the year ended December 31, 2009, we anticipate that our revenues from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	changes in a specific country’s or region’s political or economic conditions;

•	laws and regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;

•	changes to existing or new tax laws directed specifically at the ownership and operation of tower sites;

•	expropriation and governmental regulation restricting foreign ownership;

•	uncertainties regarding legal or judicial systems, including inconsistencies between and within laws, regulations and decrees, and judicial application thereof;

•	health or similar issues, such as a pandemic or epidemic;

•	difficulty in recruiting and retaining trained personnel; and

•	language and cultural differences.

In addition, we face risks associated with changes in foreign currency exchange rates, including those arising from our operations, investments and financing transactions related to our international business. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast and budget for our international operations and expansion efforts.

The market price of our Class A common stock could be affected by significant volatility, which could adversely impact our ability to use equity to fund our growth plan.

The market price of our Class A common stock has historically experienced significant fluctuations. Since the fall of 2008, the U.S. stock market has been undergoing a period of very high volatility where changes in the market prices of equity securities have often been abrupt and profound over short periods of time. The market price of our Class A common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed elsewhere in “Risk Factors” and in “Forward-Looking Statements.” Volatility or depressed market prices of our Class A common stock could make it difficult for shareholders to resell their shares of Class A common stock, when they want or at attractive prices. Consequently, volatility of the market price of our Class A common stock may make it less likely that sellers will accept our equity as consideration in connection with our tower acquisitions and may make it more difficult for us to use our equity to fund our future growth plans. If we were unable to use equity to fund the growth of our tower portfolio, we may be required to either use debt to increase our tower portfolio or reduce our anticipated growth.

Counterparties to our convertible note hedge transactions may be unable to fulfill their obligations and such failure could subject us to significant costs to replace any such portion of our convertible note hedge transactions or subject us to potential dilution or additional cost, if settled in cash, upon conversion of our convertible notes.

Concurrently with the pricing of our 0.375% Convertible Senior Notes due 2010 (the “0.375% Notes”), our 1.875% Convertible Senior Notes due 2013 (the “1.875% Notes”), and our 4.0% Convertible Senior Notes due 2014 (the “4.0% Notes”), we entered into convertible note hedge transactions with affiliates of certain of the initial purchasers of the convertible note offerings. The initial strike price of the convertible note hedge transactions relating to our 0.375% Notes is $33.56 per share of our Class A common stock (the same as the initial conversion price of the 0.375% Notes) and cover 10,429,720 shares of our Class A common stock. As of December 31, 2009, the convertible note hedge transactions cover 2,559,185 shares of our Class A common stock, as a result of repurchases and termination of $264.1million in principal of 0.375% Notes and convertible note hedges. The initial strike price of the convertible note hedge transactions relating to our 1.875% Notes is $41.46 per share of our Class A common stock (the same as the initial conversion price of our 1.875% convertible notes) and cover 13,265,780 shares of our Class A common stock. The initial strike price of the convertible note hedge transactions relating to our 4.0% convertible Notes is $30.38 per share of our Class A common stock (the same as the initial conversion price of the 4.0% Notes) and cover 16,458,196 shares of our Class A common stock.

Since the fall of 2008, global economic conditions and the financial markets have been and continue to be volatile. Certain financial institutions have filed for bankruptcy, have sold some or all of their assets, or may be looking to enter into a merger or other transaction with another financial institution. As a result of these conditions, some of the counterparties to our convertible note hedge transactions may be unable to perform their obligations under such instruments. One of the convertible note hedge transactions entered into in connection with our 1.875% Notes was with Lehman Brothers OTC Derivatives Inc. (“Lehman Derivatives”) which covers 55% of the 13,265,780 shares of our Class A common stock potentially issuable upon conversion of our 1.875% convertible notes. In October 2008, Lehman Derivatives filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code which constituted an “event of default” under the convertible note hedge transaction with Lehman Derivatives. As a result, on November 7, 2008 we terminated the convertible note hedge transaction with Lehman Derivatives. Based on information available to us, we have no indication, as of the date of filing this Form 10-K, that any party other than Lehman Derivatives would be unable to fulfill their obligations to us under the convertible note hedge transactions.

If we were to elect to replace the convertible note hedge transaction with Lehman Derivatives or any other counterparty, we would incur significant costs to replace such hedge transactions. Additionally, if we do not elect to replace our convertible note hedge transactions that were previously with Lehman Derivatives or any other counterparty fails to perform its obligations under our outstanding convertible note hedge transactions, we would be subject to potential dilution or additional cost, if settled in cash, upon conversion of the applicable 0.375% Notes, 1.875% Notes and 4.0% Notes.

We may not be able to build as many towers as we anticipate.

We currently intend to build at least 120 to 140 new towers during 2010. However, our ability to build these new towers is dependent upon the availability of sufficient capital to fund construction, our ability to locate, and acquire at commercially reasonable prices, attractive locations for such towers and our ability to obtain the necessary zoning and permits.

Due to these risks, it may take longer to complete our new tower builds than anticipated, the costs of constructing or acquiring these towers may be higher than we expect or we may not be able to add as many towers as we had planned in 2010. If we are not able to increase our tower portfolio as anticipated, it could negatively impact our ability to achieve our financial goals.

Our debt instruments contain restrictive covenants that could adversely affect our business by limiting our flexibility.

Our 2010 Credit Facility contains certain restrictive covenants. Among other things, these covenants limit our ability to:

•	incur additional indebtedness;

•	sell assets;

•	make certain investments;

•	engage in mergers or consolidations;

•	incur liens; and

•	enter into affiliate transactions.

These covenants could place us at a disadvantage compared to some of our competitors which may have fewer restrictive covenants and may not be required to operate under these restrictions. Further, these covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, merger and acquisitions or other opportunities. If we fail to comply with these covenants, it could result in an event of default under the 2010 Credit Facility. In addition, if we default in the payment of our other indebtedness, including under our 2006 CMBS Certificates and our notes, then such default could cause a cross-default under our 2010 Credit Facility.

The mortgage loan relating to our 2006 CMBS Certificates also contains financial covenants that require that the mortgage loan borrowers maintain, on a consolidated basis, a minimum debt service coverage ratio. To the extent that the debt service coverage, as of the end of any calendar quarter, (1) is less than 1.30 times, all cash flow generated by the pledged towers must be deposited into a reserve account and (2) is less than 1.15 times, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time as the debt service coverage ratio exceeds 1.15 times for a calendar quarter. As lease payments from 3,746 tower sites of our total tower portfolio are pledged as collateral under the mortgage loan, if this cash flow was not available to us it could adversely impact our ability to pay our indebtedness, other than the mortgage loan, and to operate our business.

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

We are a holding company with no business operations of our own. Our only significant asset is, and is expected to be, the outstanding capital stock and membership interests of our subsidiaries. We conduct, and expect to continue conducting, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations is dependent upon dividends and other distributions from our subsidiaries to us. Most of our indebtedness is owed directly by our subsidiaries, including the mortgage loan underlying the 2006 CMBS Notes, the 2016 Notes, the 2019 Notes and any amounts that we may borrow under the 2010 Credit Facility. Consequently, the first use of any cash flow from operations generated by such subsidiaries will be payments of interest and principal, if any, under their respective indebtedness. Other than the cash required to repay amounts due under our outstanding convertible notes, we currently expect that substantially all the earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their respective debt obligations. The ability of our operating subsidiaries to pay dividends or transfer assets to us is restricted by applicable state law and contractual restrictions, including the terms of their outstanding debt instruments.

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

We are not profitable and expect to continue to incur losses.

We are not profitable. The following chart shows the net losses we incurred for the periods indicated:

	For the year ended December 31,
	2007	2008	2009
	(as adjusted)	(as adjusted)
	(in thousands)
Net loss	$(91,474)	$(67,164)	$(141,119)

Our losses are principally due to depreciation, amortization and accretion expenses, interest expense (including non-cash interest expense and amortization of deferred financing fees), and losses from the extinguishment of debt as well as impairment charges on our towers and auction rate securities in the periods presented above. We expect to continue to incur significant losses, which may affect our ability to service our indebtedness.

The loss of the services of certain of our key personnel or a significant number of our employees may negatively affect our business.

Our success depends to a significant extent upon performance and active participation of our key personnel. We cannot guarantee that we will be successful in retaining the services of these key personnel. We have employment agreements with Jeffrey A. Stoops, our President and Chief Executive Officer, Kurt L. Bagwell, our Senior Vice President and Chief Operating Officer, Thomas P. Hunt, our Senior Vice President, Chief Administrative Officer and General Counsel and Brendan T. Cavanagh, our Senior Vice President and Chief Financial Officer. We do not have employment agreements with any of our other key personnel. If we were to lose any key personnel, we may not be able to find an appropriate replacement on a timely basis and our results of operations could be negatively affected. Further, the loss of a significant number of employees or our inability to hire a sufficient number of qualified employees could have a material adverse effect on our business.

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

We could suffer adverse tax and other financial consequences if taxing authorities do not agree with our tax positions, or we are unable to utilize our net operating losses.

We are periodically subject to a number of tax examinations by taxing authorities in the states and countries where we do business. We also have significant deferred tax assets related to our net operating losses (“NOLs”) in U.S. federal and state taxing jurisdictions. Generally, for U.S. federal and state tax purposes, NOLs can be carried forward and used for up to twenty years, and all of our tax years will remain subject to examination until three years after our NOLs are used or expire. We expect that we will continue to be subject to tax examinations in the future. We recognize tax benefits of uncertain tax positions when we believe the positions are more likely than not of being sustained upon a challenge by the relevant tax authority. We believe our judgments in this area are reasonable and correct, but there is no guarantee that we will be successful if challenged by a tax authority. If there are tax benefits, including from our use of NOLs or other tax attributes, that are challenged successfully by a taxing authority, we may be required to pay additional taxes or we may seek to enter into settlements with the taxing authorities, which could require significant payments or otherwise have a material adverse effect on our business, results of operations and financial condition.

In addition, we may be limited in our ability to utilize our NOLs to offset future taxable income and thereby reduce our otherwise payable income taxes. We have substantial federal and state NOLs, including significant portions obtained through acquisitions and dispositions, as well as those generated through our historic business operations. In addition, we have disposed of some entities and restructured other entities in conjunction with financing transactions and other business activities.

To the extent we believe that a position with respect to an NOL is not more likely than not to be sustained, we do not record the related deferred tax asset. In addition, for NOLs that meet the recognition threshold, we assess the recoverability of the NOL and establish a valuation allowance against the deferred tax asset related to the NOL if recoverability is questionable. Given the uncertainty surrounding the recoverability of certain of our NOLs, we have established a valuation allowance to offset the related deferred tax asset so as to reflect what we believe to be the recoverable portion of our NOLs.

Our ability to utilize our NOLs is also dependent, in part, upon us having sufficient future earnings to utilize our NOLs before they expire. If market conditions change materially and we determine that we will be unable to generate sufficient taxable income in the future to utilize our NOLs, we could be required to record an additional valuation allowance. We review our uncertain tax position and the valuation allowance for our NOLs periodically and make adjustments from time to time, which can result in an increase or decrease to the net deferred tax asset related to our NOLs. Our NOLs are also subject to review and potential disallowance upon audit by the taxing authorities of the jurisdictions where the NOLs were incurred, and future changes in tax laws or interpretations of such tax laws could limit materially our ability to utilize our NOLs. If we are unable to use our NOLs or use of our NOLs is limited, we may have to make significant payments or otherwise record charges or reduce our deferred tax assets, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our interests in towers are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, perpetual easements, easements and licenses or rights-of-way granted by government entities. Of the 8,324 tower sites in our portfolio, approximately 27.6% are located on parcels of land that we own, land subject to perpetual easements, or parcels of land that have a leasehold interest that extends beyond 50 years. In rural areas, a wireless communications site typically consists of up to a 10,000 square foot tract, which supports towers, equipment shelters and related equipment. Less than 2,500 square feet is required for a monopole or self-supporting tower structure of the kind typically used in metropolitan areas for wireless communications tower sites. Land leases generally have an initial term of five years with five or more additional automatic renewal periods of five years, for a total of thirty years or more.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings relating to claims arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Class A common stock

Our Class A common stock commenced trading under the symbol “SBAC” on The NASDAQ National Market System on June 16, 1999. We now trade on the NASDAQ Global Select Market, a segment of the NASDAQ Global Market, formally known as the NASDAQ National Market System.

The following table presents the high and low sales price for our Class A common stock for the periods indicated:

	High	Low
Quarter ended December 31, 2009	$35.88	$25.83
Quarter ended September 30, 2009	$28.14	$22.25
Quarter ended June 30, 2009	$27.54	$21.87
Quarter ended March 31, 2009	$24.43	$15.85

Quarter ended December 31, 2008	$25.68	$9.49
Quarter ended September 30, 2008	$38.50	$23.10
Quarter ended June 30, 2008	$38.04	$29.02
Quarter ended March 31, 2008	$34.04	$23.93

As of February 24, 2010, there were 147 record holders of our Class A common stock.

Dividends

We have never paid a dividend on any class of common stock and anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Consequently, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table gives information about our Class A common stock that may be issued upon the exercise of options, warrants, and rights under all existing equity compensation plans as of December 31, 2009:

	Equity Compensation Plan Information
	(in thousands except exercise price)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column) (1)
Equity compensation plans approved by security holders
1999 Plan	10	$40.83	—
2001 Plan	4,182	21.71	7,084
Equity compensation plans not approved by security holders	—	—	—

Total	4,192	$21.76	7,084

(1)	The maximum number of shares of Class A common stock that may be issued pursuant to awards under the 2001 Equity Participation Plan shall be 15% of the “adjusted common stock outstanding” as defined in the 2001 Equity Participation Plan, subject to certain limitations for specific types of awards.

Issuer repurchases of equity securities

The following table presents information related to our repurchases of Class A common stock during the fourth quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2009 - 10/31/2009	—	$—	—	$—
11/1/2009 - 11/30/2009	—	—	—	—
12/1/2009 - 12/31/2009	52,360	32.84	52,360	248,280,295

Total	52,360	$32.84	52,360	$248,280,295

(1)	On October 29, 2009, our Board of Directors authorized a $250.0 million share repurchase program pursuant to which we would repurchase shares of our Class A common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Act of 1933, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program became effective November 3, 2009 and will continue until otherwise modified or terminated by our Board of Directors at any time in our sole discretion.

ITEM 6.	SELECTED FINANCIAL DATA

Effective January 1, 2009, we retrospectively adopted new convertible debt accounting rules which require the issuer of certain convertible debt instruments that may be settled in cash (including partial cash settlement) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Our 0.375% Notes and 1.875% Notes are subject to the retrospective restatement requirements required by the new convertible debt accounting. Our consolidated statements of operations and our consolidated statements of cash flows for the years ended December 31, 2008 and 2007 and consolidated balance sheets as of December 31, 2008 and 2007 have been retrospectively adjusted to reflect the impact of adopting the new convertible debt accounting. No periods prior to 2007 were affected by the adoption of the new convertible debt accounting. See Note 2 and Note 13 to the consolidated financial statements for a summary of the effects on our consolidated statements of operations for the years ended December 31, 2008 and 2007 and consolidated balance sheet as of December 31, 2008. The accompanying selected financial data and Management’s Discussion and Analysis reflects the changes due to the implementation.

The following table sets forth selected historical financial data as of and for each of the five years ended December 31, 2009. The financial data for the fiscal years ended 2005, 2006, 2007, 2008, and 2009 have been derived from our audited consolidated financial statements. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those consolidated financial statements included in this Form 10-K.

	For the year ended December 31,
	2005	2006	2007	2008	2009
	(audited)	(audited)	(audited)	(audited)	(audited)
			(as adjusted)	(as adjusted)
	(in thousands, except for per share data)
Operating data:
Revenues:
Site leasing	$161,277	$256,170	$321,818	$395,541	$477,007
Site development	98,714	94,932	86,383	79,413	78,506

Total revenues	259,991	351,102	408,201	474,954	555,513

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	47,259	70,663	88,006	96,175	111,842
Cost of site development	92,693	85,923	75,347	71,990	68,701
Selling, general and administrative	28,178	42,277	45,564	48,721	52,785
Acquisition related expenses	—	—	5	120	4,810
Restructuring and other charges (credits)	50	(357)	—	—	—
Asset impairment	398	—	—	921	3,884
Depreciation, accretion and amortization	87,218	133,088	169,232	211,445	258,537

Total operating expenses	255,796	331,594	378,154	429,372	500,559

Operating income	4,195	19,508	30,047	45,582	54,954

Other income (expense):
Interest income	2,096	3,814	10,182	6,883	1,123
Interest expense	(40,511)	(81,283)	(93,063)	(105,328)	(130,853)
Non-cash interest expense	(26,234)	(6,845)	(13,402)	(33,309)	(49,897)
Amortization of deferred financing fees	(2,850)	(11,584)	(8,162)	(10,746)	(10,456)
(Loss) gain from extinguishment of debt, net	(29,271)	(57,233)	(431)	44,269	(5,661)
Other income (expense)	31	692	(15,777)	(13,478)	163

Total other expense	(96,739)	(152,439)	(120,653)	(111,709)	(195,581)

Loss from continuing operations before income taxes	(92,544)	(132,931)	(90,606)	(66,127)	(140,627)

Provision for income taxes	(2,104)	(517)	(868)	(1,037)	(492)

Loss from continuing operations	(94,648)	(133,448)	(91,474)	(67,164)	(141,119)

Loss from discontinued operations, net of income taxes	(61)	—	—	—	—

Net loss	(94,709)	(133,448)	(91,474)	(67,164)	(141,119)

Less: Net loss attributable to the noncontrolling interest	—	—	—	—	248

Net loss attributable to SBA Communications Corporation	$(94,709)	$(133,448)	$(91,474)	$(67,164)	$(140,871)

Basic and diluted loss per common share amounts:
Loss from continuing operations	$(1.28)	$(1.36)	$(0.87)	$(0.61)	$(1.20)
Loss from discontinued operations	—	—	—	—	—

Net loss per common share	$(1.28)	$(1.36)	$(0.87)	$(0.61)	$(1.20)

Basic and diluted weighted average shares outstanding	73,823	98,193	104,743	109,882	117,165

	As of December 31,
	2005	2006	2007	2008	2009
	(audited)	(audited)	(audited)	(audited)	(audited)
			(as adjusted)	(as adjusted)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$45,934	$46,148	$70,272	$78,856	$161,317
Short-term investments	19,777	—	55,142	162	5,352
Restricted cash (1)	19,512	34,403	37,601	38,599	30,285
Property and equipment, net	728,333	1,105,942	1,191,969	1,502,672	1,496,938
Intangibles, net	31,491	724,872	868,999	1,425,132	1,435,591
Total assets	952,536	2,046,292	2,382,863	3,207,829	3,313,646
Total debt	784,392	1,555,000	1,844,573	2,392,230	2,489,050
Total shareholders’ equity (2)	81,431	385,921	396,357	650,510	599,949

	For the year ended December 31,
	2005	2006	2007	2008	2009
	(audited)	(audited)	(audited)	(audited)	(audited)
			(as adjusted)	(as adjusted)
	(in thousands)
Other Data:
Cash provided by (used in):
Operating activities	$49,767	$73,730	$122,934	$173,696	$219,558
Investing activities	(99,283)	(738,353)	(301,884)	(580,549)	(226,075)
Financing activities	25,823	664,837	203,074	415,437	88,978

(1)	Restricted cash of $30.3 million as of December 31, 2009 consisted of $29.1 million related to CMBS Mortgage loan requirements and $1.2 million related to surety bonds issued for our benefit. Restricted cash of $38.6 million as of December 31, 2008 consisted of $36.2 million related to CMBS Mortgage loan requirements and $2.4 million related to surety bonds issued for our benefit. Restricted cash of $37.6 million as of December 31, 2007 consisted of $35.3 million related to CMBS Mortgage loan requirements and $2.3 million related to surety bonds issued for our benefit. Restricted cash of $34.4 million as of December 31, 2006 consisted of $30.7 million related to CMBS mortgage loan requirements and $3.7 million related to surety bonds issued for our benefit. Restricted cash of $19.5 million as of December 31, 2005 consisted of $17.9 million related to CMBS mortgage loan requirements and $1.6 million related to surety bonds issued for our benefit.
(2)	Includes deferred loss from the termination of nine interest rate swap agreements of $4.3 million as of December 31, 2009, $7.4 million as of December 31, 2008, $10.2 million as of December 31, 2007 and $12.5 million as of December 31, 2006. Includes deferred gain from the termination of two interest rate swap agreements of $5.9 million as of December 31, 2008, $8.9 million as of December 31, 2007, $11.8 million as of December 31, 2006 and $14.5 million as of December 31, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are a leading independent owner and operator of wireless communications towers. Our principal operations are in the Continental United States. In addition, we have towers in Canada, Puerto Rico and the U.S. Virgin Islands. Our primary business line is our site leasing business, which contributed approximately 97.4% of our total segment operating profit for the year ended December 31, 2009. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, built or constructed based on our own initiative or acquired. As of December 31, 2009, we owned 8,324 tower sites, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. As of December 31, 2009, we also managed or leased approximately 5,100 actual or potential communications sites, approximately 550 of which were revenue producing as of December 31, 2009. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

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

•

Straight-line rent adjustment for the difference between rental payments made and the expense recorded as if the payments had been made evenly throughout the minimum lease term (which may include renewal terms) of the underlying property leases;

•	Property taxes;

•	Site maintenance and monitoring costs (exclusive of employee related costs);

•	Utilities;

•	Property insurance; and

•	Deferred lease origination cost amortization.

For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as a result of adding additional customers to the tower. The amount of other direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower but typically do not make up a large percentage of total operating costs. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower or upgrading or repairing an access road or fencing. Lastly, ground leases are generally for an initial term of five years or more with multiple renewal terms of five year periods at our option and provide for rent escalators which typically average 3% - 4% annually or provide for term escalators of approximately 15%.

Our site leasing business generates substantially all of our segment operating profit. The table below details the percentage of total company revenues and total segment operating profit contributed by the site leasing business over the last three years. For information regarding our operating segments, see Note 23 of our Notes to Consolidated Financial Statements included in this annual report.

	Revenues
	For the year ended December 31,
	2009	2008	2007
	(in thousands)
Site leasing revenue	$477,007	$395,541	$321,818
Total revenues	$555,513	$474,954	$408,201
Site leasing revenue percentage of total revenues	85.9%	83.3%	78.8%

	Segment Operating Profit
	For the year ended December 31,
	2009	2008	2007
	(in thousands)
Site leasing segment operating profit (1)	$365,165	$299,366	$233,812
Total segment operating profit (1)	$374,970	$306,789	$244,848
Site leasing segment operating profit percentage of total segment operating profit (1)	97.4%	97.6%	95.5%

(1)	Site leasing segment operating profit and total segment operating profit are non-GAAP financial measures. We reconcile these measures and other Regulation G disclosures in this annual report in the section entitled Non-GAAP Financial Measures.

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

Site Development Services

Our site development business is complementary to our site leasing business, and provides us the ability to keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and capture ancillary revenues that are generated by our site leasing activities, such as antenna and equipment installation at our tower locations. Our site development business consists of two segments, site development consulting and site development construction. Site development services revenues are received primarily from providing a full range of end to end services to wireless service providers or companies providing development or project management services to wireless service providers. We principally perform services for third parties in our core, historical areas of wireless expertise, specifically site acquisition zoning, technical services and construction.

Our site development customers engage us on a project-by-project basis, and a customer can generally terminate an assignment at any time without penalty. Site development projects, both consulting and construction, include contracts on a time and materials basis or a fixed price basis. The majority of our site development services are billed on a fixed price basis. Time and materials based site development contracts are billed and revenue is recognized at contractual rates as the services are rendered. Our site development projects generally take from three to twelve months to complete. For those site development consulting contracts in which we perform work on a fixed price basis, we recognize revenue based on the completion of agreed upon phases of the project on a per site basis.

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

The table below provides the percentage of total company revenues contributed by site development services over the last three years. For information regarding our operating segments, see Note 23 of our Notes to Consolidated Financial Statements included in this annual report.

	Percentage of Revenues
	For the year ended December 31,
	2009	2008	2007
	(in thousands)
Site development consulting	$17,408	$18,754	$24,349
Site development construction	$61,098	$60,659	$62,034
Total revenues	$555,513	$474,954	$408,201
Site development consulting	3.1%	3.9%	6.0%
Site development construction	11.0%	12.8%	15.2%

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to Consolidated Financial Statements for the year ended December 31, 2009, included herein. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

KEY PERFORMANCE INDICATORS

Non-GAAP Financial Measures

This report contains certain non-GAAP measures, including Segment Operating Profit and Adjusted EBITDA information. We have provided below a description of such non-GAAP measures, a reconciliation of such non-GAAP measures to their most directly comparable GAAP measures and an explanation as to why management utilizes these measures.

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

	For the year ended December 31,		Dollar Change	Percentage Change	For the year ended December 31,		Dollar Change	Percentage Change
	2009	2008			2008	2007
		(in thousands)				(in thousands)
Segment Operating Profit
Site leasing	$365,165	$299,366	$65,799	22.0%	$299,366	$233,812	$65,554	28.0%
Site development consulting	4,174	3,542	632	17.8%	3,542	5,054	(1,512)	(29.9)%
Site development construction	5,631	3,881	1,750	45.1%	3,881	5,982	(2,101)	(35.1)%

Total	$374,970	$306,789	$68,181	22.2%	$306,789	$244,848	$61,941	25.3%

The increase in site leasing segment operating profit of $65.8 million in 2009 is primarily related to additional profit generated by the revenues from the towers that we acquired in the 2008 acquisitions of Optasite, Light Tower and Tower Co and the other towers that we acquired or constructed subsequent to December 31, 2008, organic site leasing growth from new leases and contractual rent escalators and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers in the year ended December 31, 2009, control of our site leasing cost of revenue and the positive impact of our ground lease purchase program.

The increase in site leasing segment operating profit of $65.6 million in 2008 compared to 2007 is primarily related to additional profit generated by the number of towers acquired and constructed for the year ended December 31, 2008, as well as additional revenue from the increased number of tenants and tenant equipment on our sites for the year ended December 31, 2008 compared to the same period of 2007 without a commensurate increase in site leasing cost of revenue.

Each respective Segment Operating Profit is defined as segment revenues less segment cost of revenues (excluding depreciation, accretion and amortization). Total Segment Operating Profit is the total of the operating profits of the three segments. The reconciliation of Segment Operating Profit is as follows:

	Site leasing segment
	For the year ended December 31,
	2009	2008	2007
	(in thousands)
Segment revenue	$477,007	$395,541	$321,818
Segment cost of revenues (excluding depreciation, accretion and amortization)	(111,842)	(96,175)	(88,006)

Segment operating profit	$365,165	$299,366	$233,812

	Site development consulting segment
	For the year ended December 31,
	2009	2008	2007
	(in thousands)
Segment revenue	$17,408	$18,754	$24,349
Segment cost of revenues (excluding depreciation, accretion and amortization)	(13,234)	(15,212)	(19,295)

Segment operating profit	$4,174	$3,542	$5,054

	Site development construction segment
	For the year ended December 31,
	2009	2008	2007
	(in thousands)
Segment revenue	$61,098	$60,659	$62,034
Segment cost of revenues (excluding depreciation, accretion and amortization)	(55,467)	(56,778)	(56,052)

Segment operating profit	$5,631	$3,881	$5,982

Adjusted EBITDA

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

Adjusted EBITDA was $338.5 million for the year ended December 31, 2009 as compared to $269.2 million for the year ended December 31, 2008. The increase of $69.3 million is primarily the result of increased segment operating profit from our site leasing segment.

Adjusted EBITDA was $269.2 million for the year ended December 31, 2008 as compared to $209.4 million for the year ended December 31, 2007. The increase of $59.8 million is primarily the result of increased segment operating profit from our site leasing segment.

We define Adjusted EBITDA as net loss excluding the impact of net interest expenses (including amortization of deferred financing fees), provision for taxes, depreciation, accretion and amortization, asset impairment and other charges, non-cash compensation, loss (gain) from extinguishment of debt, net, other income and expenses, acquisition related expenses, non-cash straight-line leasing revenue and non-cash straight-line ground lease expense. Adjusted EBITDA excludes acquisition related costs which were previously capitalized but, commencing January 1, 2009, were required to be expensed and included within operating expenses pursuant to the adoption of new business combination accounting guidance. The reconciliation of Adjusted EBITDA is as follows:

	For the year ended December 31,
	2009	2008	2007
		(as adjusted)	(as adjusted)
	(in thousands)
Net loss	$(141,119)	$(67,164)	$(91,474)
Interest income	(1,123)	(6,883)	(10,182)
Interest expense	191,206	149,383	114,627
Depreciation, accretion and amortization	258,537	211,445	169,232
Asset impairment	3,884	921	—
Provision for taxes (1)	2,204	2,371	1,993
Loss (gain) from extinguishment of debt, net	5,661	(44,269)	431
Acquisition related costs (2)	4,810	120	5
Non-cash compensation	8,200	7,207	6,612
Non-cash leasing revenue	(6,176)	(7,810)	(8,870)
Non-cash ground lease expense	12,543	10,387	11,248
Other (income) expense	(163)	13,478	15,777

Adjusted EBITDA	$338,464	$269,186	$209,399

(1)	Includes $1,712, $1,334, and $1,125 of franchise taxes reflected on the Statement of Operations in selling, general and administrative expenses for the year ended 2009, 2008 and 2007, respectively.
(2)	The years ended December 31, 2007 and 2008 reflect acquisition integration costs that were previously reflected on the Statement of Operations in selling, general and administrative expenses.

RESULTS OF OPERATIONS

Year Ended 2009 Compared to Year Ended 2008

	For the year ended December 31,
	2009	2008	Dollar Change	Percentage Change
	(as adjusted)
	(in thousands, except for percentages)
Revenues:
Site leasing	$477,007	$395,541	$81,466	20.6%
Site development consulting	17,408	18,754	(1,346)	(7.2)%
Site development construction	61,098	60,659	439	0.7%

Total revenues	555,513	474,954	80,559	17.0%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	111,842	96,175	15,667	16.3%
Cost of site development consulting	13,234	15,212	(1,978)	(13.0)%
Cost of site development construction	55,467	56,778	(1,311)	(2.3)%
Selling, general and administrative	52,785	48,721	4,064	8.3%
Asset impairment	3,884	921	2,963	100.0%
Acquisition related expenses	4,810	120	4,690	100.0%
Depreciation, accretion and amortization	258,537	211,445	47,092	22.3%

Total operating expenses	500,559	429,372	71,187	16.6%

Operating income	54,954	45,582	9,372	20.6%

Other income (expense):
Interest income	1,123	6,883	(5,760)	(83.7)%
Interest expense	(130,853)	(105,328)	(25,525)	24.2%
Non-cash interest expense	(49,897)	(33,309)	(16,588)	49.8%
Amortization of deferred financing fees	(10,456)	(10,746)	290	(2.7)%
(Loss) gain from extinguishment of debt, net	(5,661)	44,269	(49,930)	(100.0)%
Other income (expense)	163	(13,478)	13,641	100.0%

Total other expense	(195,581)	(111,709)	(83,872)	75.1%

Loss before provision for income taxes	(140,627)	(66,127)	(74,500)	100.0%
Provision for income taxes	(492)	(1,037)	545	(52.6)%

Net loss	(141,119)	(67,164)	(73,955)	100.0%
Less: Net loss attributable to the noncontrolling interest	248	—	248	100.0%

Net loss attributable to SBA Communications Corporation	$(140,871)	$(67,164)	$(73,707)	100.0%

Revenues:

Site leasing revenue increased $81.5 million for the year ended December 31, 2009 largely due to (i) revenues from the towers that we acquired in the 2008 acquisitions of Optasite, Light Tower and Tower Co and the other towers that we acquired or constructed subsequent to December 31, 2008 and (ii) organic site leasing growth from new leases and contractual rent escalators and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers. Average rents per tenant increased in the year ended December 31, 2009 due primarily to rent escalators, lease amendments and higher rents associated with new leases.

Site development consulting revenue decreased $1.3 million for the year ended December 31, 2009 compared to the same period in the prior year as a result of a lower volume of work. Site development construction revenues remained relatively stable for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Operating Expenses:

Site leasing cost of revenues increased $15.7 million primarily as a result of the growth in the number of tower sites owned by us, which was 8,324 at December 31, 2009 up from 7,854 at December 31, 2008 offset by the positive impact of our ground lease purchase program.

Site development consulting cost of revenues and site development construction cost of revenues decreased by $2.0 million and $1.3 million, respectively, for the year ended December 31, 2009 as compared to the same period in the prior year as a result of lower volume of work and continued effort to manage and reduce fixed overhead costs.

Selling, general, and administrative expenses increased $4.1 million primarily as a result of an increase in salaries, benefits and other employee related expenses resulting primarily from a higher number of employees, and increased non-cash compensation expense that we recognized for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Acquisition related expenses of $4.8 million are associated with acquisitions which effective January 1, 2009, are required to be expensed and included within operating expenses. We had historically capitalized the majority of these expenses.

Asset impairment of $3.9 million for the year ended December 31, 2009 is a result of a reevaluation of future cash flow expectations for 21 towers that have not achieved expected lease-up results as determined using a discounted cash flow analysis compared to the related net book value of the tower assets and an impairment charge on our six DAS networks based on the estimated fair value of the DAS networks at December 31, 2009. Asset impairment of $0.9 million for the year ended December 31, 2008 is a result of a reevaluation of future cash flow expectations for eight towers that have not achieved expected lease-up results as determined using a discounted cash flow analysis compared to the related net book value of the tower asset and related intangibles.

Depreciation, accretion and amortization expense increased $47.1 million to $258.5 million for the year ended December 31, 2009 from $211.4 million for the year ended December 31, 2008 due to an increase in the number of towers and associated intangible assets we owned for the year ended December 31, 2009 compared to those owned at December 31, 2008.

Operating Income:

Operating income increased $9.4 million for year ended December 31, 2009 to $55.0 million compared to $45.6 million for the year ended December 31, 2008 primarily due to the result of higher segment operating profit in the site leasing segment partially offset by increases in depreciation, accretion and amortization expense, acquisition related expenses and selling, general and administrative expenses.

Other Income (Expense):

Interest income decreased $5.8 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. This decrease was primarily the result of lower weighted average interest rates offset by higher average invested funds during 2009 compared to 2008.

Interest expense for the year ended December 31, 2009 increased $25.5 million from the year ended December 31, 2008. This increase is primarily due to the higher interest rates on the mix of our outstanding debt and the higher weighted average amount of cash interest bearing debt outstanding for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Non-cash interest expense for the year ended December 31, 2009 increased $16.6 million from the year ended December 31, 2008. This increase primarily reflects the accretion of debt discounts on the Senior Notes which were issued in July 2009 and the 4.0% Notes which were issued in April 2009 and the Optasite Credit Facility acquired in September 2008, offset by the impact of the repurchase of an aggregate of $319.6 million in principal of the 0.375% Notes in the fourth quarter of 2008 and year ended December 31, 2009.

The net loss from extinguishment of debt of $5.7 million for the year ended December 31, 2009 includes a loss of $7.2 million related to the repurchases and subsequent payoff of our 2005 CMBS Certificates in July 2009, $2.7 million associated with the repurchase of $150.1 million in principal of our 2006 CMBS Certificates and $1.9 million related to the payoff of our Optasite Credit Facility in July 2009, offset slightly by a gain of $6.1 million associated with the repurchases of an aggregate of $107.7 million in principal of our 0.375% Notes. The net gain from extinguishment of debt of $44.3 million for the year ended December 31, 2008 included $25.7 million related to the repurchase of $211.9 million in principal amount of our 0.375% Notes and $18.9 million related to the repurchases of $65.5 million of our CMBS Certificates offset by the write-off of deferred financing fees related to the portion of the debt extinguished and the reduction in the aggregate commitment of the lenders under the Senior Credit Facility as a result of Lehman Commercial Paper Inc.’s default of its funding obligations. See discussion in Note 13 to the Notes to the Consolidated Financial Statements for more information.

Other income (expense) for the year ended December 31, 2009 decreased $13.6 million from the year ended December 31, 2008. This decrease primarily reflects an other-than-temporary impairment charge on our investments in auction rate securities during 2008. See Note 5 to the Consolidated Financial Statements for more information on our investments in auction rate securities and this other-than-temporary impairment charge.

Net Loss:

Net loss was $141.1 million for the year ended December 31, 2009 as compared to $67.2 million for the year ended December 31, 2008. The increase in 2009 is primarily the result of: the 2009 net losses from the early extinguishment of debt as opposed to net gains from the early extinguishment of debt in 2008, increases in interest expense, non-cash interest expense, and depreciation, accretion and amortization expense partially offset by an increase in site leasing segment operating profit.

Year Ended 2008 Compared to Year Ended 2007

	For the year ended December 31,		Dollar Change	Percentage Change
	2008	2007
	(as adjusted)	(as adjusted)
	(in thousands, except for percentages)
Revenues:
Site leasing	$395,541	$321,818	$73,723	22.9%
Site development consulting	18,754	24,349	(5,595)	(23.0)%
Site development construction	60,659	62,034	(1,375)	(2.2)%

Total revenues	474,954	408,201	66,753	16.4%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	96,175	88,006	8,169	9.3%
Cost of site development consulting	15,212	19,295	(4,083)	(21.2)%
Cost of site development construction	56,778	56,052	726	1.3%
Selling, general and administrative	48,721	45,564	3,157	6.9%
Asset impairment	921	—	921	100.0%
Acquisition related expenses	120	5	115	100.0%
Depreciation, accretion and amortization	211,445	169,232	42,213	24.9%

Total operating expenses	429,372	378,154	51,218	13.5%

Operating income	45,582	30,047	15,535	51.7%

Other income (expense):
Interest income	6,883	10,182	(3,299)	(32.4)%
Interest expense	(105,328)	(93,063)	(12,265)	13.2%
Non-cash interest expense	(33,309)	(13,402)	(19,907)	100.0%
Amortization of deferred financing fees	(10,746)	(8,162)	(2,584)	31.7%
Gain (loss) from extinguishment of debt, net	44,269	(431)	44,700	100.0%
Other expense	(13,478)	(15,777)	2,299	(14.6)%

Total other expense	(111,709)	(120,653)	8,944	(7.4)%

Loss before provision for income taxes	(66,127)	(90,606)	24,479	(27.0)%
Provision for income taxes	(1,037)	(868)	(169)	19.5%

Net loss	(67,164)	(91,474)	24,310	(26.6)%
Less: Net loss attributable to the noncontrolling interest	—	—	—

Net loss attributable to SBA Communications Corporation	$(67,164)	$(91,474)	$24,310	(26.6)%

Revenues:

Site leasing revenue increased $73.7 million for the year ended December 31, 2008 due to an increase in the number of tenants and the amount of equipment added to our historical towers and from revenue generated by the towers that we acquired or constructed subsequent to December 31, 2007. Additionally, we have experienced, on average higher rents per tenant due to higher rents from new tenants, higher annual rents upon renewal by existing tenants and higher rents from additional equipment added by existing tenants.

Site development consulting and construction revenue for the year ended December 31, 2008 compared to the same period of 2007 decreased $7.0 million as a result of a lower volume of work and a wind down of certain of our prior contracts with Sprint offset by additional contracts with T-Mobile and Metro PCS.

Operating Expenses:

Site leasing cost of revenues increased $8.2 million primarily as a result of the growth in the number of tower sites owned by us, which was 7,854 at December 31, 2008 up from 6,220 at December 31, 2007 offset by the positive impact of our ground lease purchase program.

Site development consulting cost of revenues and site development construction cost of revenues for the year ended December 31, 2008 decreased $3.4 million compared to the same period of 2007 as a result of a decline in the volume of work performed for Sprint offset by additional contracts with T-Mobile and Metro PCS.

Selling, general, and administrative expenses increased $3.2 million primarily as a result of a $0.9 million one-time severance expense related to the departure of our former Chief Financial Officer, a $0.6 million one-time settlement expense associated with the termination of the pension plan we acquired as part of our acquisition of AAT Communications Corporation in 2006 and an increase in salaries, benefits and other employee related expenses resulting primarily from a higher number of employees, and increased non-cash compensation expense that we recognized for the year ended December 31, 2008 compared to the same period of 2007.

Asset impairment of $0.9 million for the year ended December 31, 2008 is the result of a reevaluation of future cash flow expectations for eight towers that have not achieved expected lease-up results as determined using a discounted cash flow analysis compared to the related net book value of the tower asset and related intangibles.

Depreciation, accretion and amortization expense increased $42.2 million to $211.4 million for the year ended December 31, 2008 from $169.2 million for the year ended December 31, 2007 due to an increase in the number of towers and associated intangible assets we owned for the year ended December 31, 2008 compared to the same period of 2007.

Operating Income:

Operating income was $45.6 million for the year ended December 31, 2008 as compared to $30.0 million for the year ended December 31, 2007. The increase is primarily the result of higher site leasing segment operating profit, offset by an increase in selling, general and administrative expenses and depreciation, accretion and amortization expense.

Other Income (Expense):

Interest income decreased $3.3 million for the year ended December 31, 2008 when compared to the year ended December 31, 2007. The decrease is primarily the result of lower interest rates coupled with a decrease in the average cash balances for the year ended December 31, 2008 compared to the same period of 2007.

Interest expense for the year ended December 31, 2008 increased $12.3 million from the year ended December 31, 2007. This increase is primarily due to the higher weighted average amount of cash-interest bearing debt outstanding for the year ended December 31, 2008 as compared to the year ended December 31, 2007, which is partially offset by a reduction in our weighted average cash interest rate for the same periods. Specifically, we issued $550.0 million of 1.875% Notes in May 2008, borrowed $465.6 million and paid fees and interest on borrowings under our Senior Credit Facility, which we entered into in January 2008, and assumed as part of the Optasite acquisition its $150 million fully-drawn credit facility in September 2008.

Non-cash interest expense for the year ended December 31, 2008 increased $19.9 million from the year ended December 31, 2007. This increase primarily reflects the accretion of interest for the debt discount on the 1.875% Notes issued in May 2008 and the discount on the credit facility which was assumed as part of the Optasite acquisition in September 2008.

Amortization of deferred financing fees increased by $2.6 million for the year ended December 31, 2008, as compared to the year ended December 31, 2007. This increase was primarily a result of the amortization of fees relating to the Senior Credit Facility entered into during the first quarter of 2008 and the $550.0 million principal amount of 1.875% Notes issued in May 2008.

The net gain from extinguishment of debt was $44.3 million for the year ended December 31, 2008. The net gain includes the extinguishment of $138.1 million in principal amount of our 0.375% Notes and $65.5 million of our CMBS Certificates for $147.8 million in cash and the issuance of 3,407,914 shares of our Class A common stock for $73.8 million in principal amount of 0.375% Notes offset by the write-off of deferred financing fees related to the portion of the debt extinguished and the reduction in the aggregate commitment of the lenders under the Senior Credit Facility as a result of Lehman Commercial Paper Inc.’s default of its funding obligations. See discussion in Note 13 to the Notes to the Consolidated Financial Statements for more information. The loss from write-off of deferred financing fees and extinguishment of debt was $0.4 million for the year ended December 31, 2007 associated with the termination of the senior revolving credit facility in April 2007.

Other expense of $13.5 million and $15.8 million for the years ended December 31, 2008 and December 31, 2007, respectively, includes an other-than-temporary impairment loss on investments, associated with our investments in auction rate securities. See Note 5 to the Consolidated Financial Statements for more information on our investments in auction rate securities and this other-than-temporary impairment charge.

Net Loss:

Net loss was $67.2 million for the year ended December 31, 2008 as compared to $91.5 million for the year ended December 31, 2007. The decrease of $24.3 million is primarily the result of the net gains from the early extinguishment of debt and an increase in site leasing segment operating profit partially offset by an increase in depreciation, accretion and amortization expense, interest expense, amortization of deferred financing fees and other expense.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation is a holding company with no business operations of its own. SBA Communications’ only significant asset is the outstanding capital stock of SBA Telecommunications, Inc. which is also a holding company that owns equity interests in (1) SBA Infrastructure Holdings I, Inc. (the entity that indirectly owns all of the towers and other assets acquired in the Optasite acquisition), (2) SBA Senior Finance, Inc. (the entity that indirectly owns all of our other domestic towers and assets) and (3) our international entities. We conduct all of our business operations through Telecommunications’ subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries.

A summary of our cash flows is as follows:

For the year ended December 31, 2009
(in thousands)
Summary cash flow information:
Cash provided by operating activities	$219,558
Cash used in investing activities	(226,075)
Cash provided by financing activities	88,978

Increase in cash and cash equivalents	82,461
Cash and cash equivalents, December 31, 2008	78,856

Cash and cash equivalents, December 31, 2009	$161,317

Sources of Liquidity

We fund our growth, including our tower portfolio growth, through cash flows from operations, long-term indebtedness and equity issuances. With respect to our debt financing, we have utilized secured and unsecured financings and issuances at various levels of our organizational structure to minimize our financing costs while maximizing our operational flexibility.

Cash provided by operating activities was $219.6 million for the year ended December 31, 2009 as compared to $173.7 million for the year ended December 31, 2008. This increase was primarily the result of an increase in segment operating profit from the site leasing segment.

On July 24, 2009, Telecommunications issued $750 million of unsecured Senior Notes, which we refer to as the Senior Notes, $375 million of which are due 2016 (the “2016 Notes”) and $375 million of which are due 2019 (the “2019 Notes”). The 2016 Notes have an interest rate of 8.00% and were issued at a price of 99.330% of their face value. The 2019 Notes have an interest rate of 8.25% and were issued at a price of 99.152% of their face value. Net proceeds of this offering were $727.9 million after deducting expenses and original issue discount. Telecommunications used the net proceeds to repay the 2005 CMBS Certificates issued by its subsidiary and the related prepayment consideration and repay the principal amounts outstanding under the Optasite Credit Facility and the Senior Credit Facility. Telecommunications also intends to use the net proceeds from this offering to repurchase prior to maturity or repay at maturity our outstanding 0.375% Notes. The remaining net proceeds are being used for general corporate purposes.

On April 24, 2009, SBA Communications issued $500.0 million of 4.0% Notes in a private placement transaction. The net proceeds of this offering were approximately $488.2 million after deducting discounts, commissions and expenses. Contemporaneously with the closing of the sale of the 4.0% Notes, a portion of the net proceeds from the sale of the 4.0% Notes was used to repurchase and subsequently retire 2.0 million shares of our Class A common stock, valued at approximately $50.0 million based on the closing stock price of $24.80 on April 20, 2009. Concurrently with the pricing of the 4.0% Notes, we entered into convertible note hedge and warrant transactions. A portion of the net proceeds from the sale of the 4.0% Notes and the warrants were used to pay for the cost of the convertible note hedge transactions. The remaining net proceeds of $376.6 million were used for general corporate purposes, including repurchases or repayments of our outstanding debt.

Effective April 14, 2009, SBA Senior Finance entered into a New Lender Supplement to the Senior Credit Agreement with Barclays Bank PLC. The New Lender Supplement added Barclays as a lender under the Senior Credit Facility and increased the aggregate commitment under the Senior Credit Facility from $285.0 million to $320.0 million, availability of which was based on compliance with certain financial ratios. Availability under the Senior Credit Facility was $319.9 million as of December 31, 2009. During 2009, SBA Senior Finance borrowed $8.5 million and repaid $239.1 million under its Senior Credit Facility, which is presented within “Cash flows from financing activities” on our Consolidated Statements of Cash Flows. We used or designated such proceeds for construction and acquisition of towers and for ground lease buyouts. On February 11, 2010, SBA Senior Finance terminated the Senior Credit Facility.

On February 11, 2010, SBA Senior Finance II, LLC (“SBA Senior Finance II”), our indirect wholly-owned subsidiary, entered into a credit agreement for a $500.0 million senior secured revolving credit facility (the “2010 Credit Facility”) with several banks and other financial institutions or entities from time to time parties to the credit agreement (the “Credit Agreement”). Amounts borrowed under the 2010 Credit Facility will be secured by a first lien on the capital stock of SBA Telecommunications, Inc., SBA Senior Finance, Inc. and SBA Senior Finance II, and substantially all of the assets, other than leasehold, easement or fee interests in real property, of SBA Senior Finance II and the Subsidiary Guarantors (as defined in the Credit Agreement). The 2010 Credit Facility matures on February 11, 2015 and may be borrowed, repaid and redrawn, subject to compliance with the financial and other covenants in the Credit Agreement. As of the date of this filing, availability under the 2010

Credit Facility was $500.0 million. The material terms of the 2010 Credit Facility are described below under “Debt Instruments and Debt Service Requirements – 2010 Credit Facility.”

Equity Issuances

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or, companies who own wireless communication towers, antenna sites or related assets. During the year ended December 31, 2009, we issued approximately 0.9 million shares of Class A common stock under this registration statement. As of December 31, 2009, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

On March 3, 2009, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. For the year ended December 31, 2009, we did not issue any securities under this automatic shelf registration statement.

Uses of Liquidity

Traditionally, our principal use of liquidity has been cash capital expenditures associated with the growth of our tower portfolio. During the recent market disruptions that occurred from October 2008 through 2009, we utilized our liquidity to take advantage of certain market opportunities and repurchase our outstanding debt. However, based on the normalization of the capital markets and our recent financing activity, we currently believe that our principal use of liquidity will be to fund tower growth and, secondarily, our stock repurchase program. However, in the future, we may continue to repurchase, for cash or equity, our outstanding indebtedness in privately-negotiated or open market transactions in order to optimize our liquidity and leverage and take advantage of market opportunities.

Our cash capital expenditures, including cash used for acquisitions, for the year ended December 31, 2009 were $227.5 million. The $227.5 million includes cash capital expenditures of $169.2 million that we incurred in connection with the acquisition of 376 completed towers, net of related working capital adjustments and net of related prorated rental receipts and payments and earnouts associated with previous acquisitions. The $227.5 million also includes $30.2 million related to new tower construction, $6.6 million for maintenance tower capital expenditures, $8.3 million for augmentations and tower upgrades, $1.6 million for general corporate expenditures, and $11.6 million for ground lease purchases. The $30.2 million of new tower construction includes costs associated with the completion of 101 new towers for the year ended December 31, 2009 and costs incurred on sites currently in process. In addition, we paid $4.2 million in cash to amend and extend existing ground leases.

Subsequent to December 31, 2009, we acquired 14 towers from third party sellers and an equity interest in DAS provider Extenet Systems, inc. in exchange for $42.9 million in cash and a contribution of our six DAS networks.

During the year ended December 31, 2009, we repurchased, in privately negotiated or open market transactions an aggregate of $107.7 million of our 0.375% Notes and $150.1 million in principal of our 2006 CMBS Certificates for aggregate consideration of 618,000 shares of our Class A common stock and $241.1 million in cash. In addition, in July 2009 we used the proceeds from the issuance of our Senior Notes to repay the remaining outstanding balances of our 2005 CMBS Certificates and our Senior Credit Facility and repay and terminate the Optasite Credit Facility.

Subsequent to December 31, 2009, we repurchased an aggregate of $2.0 million of our 2006 CMBS Certificates for $2.1 million in cash.

The Board of Directors authorized a stock repurchase program effective November 3, 2009. This program authorizes us to purchase, from time to time, up to $250.0 million of our outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Act of 1933, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program will continue until otherwise modified or terminated by our Board of Directors at any time in our sole discretion. In connection with the stock repurchase program, in December 2009, we repurchased and retired approximately 52,000 shares for an aggregate of $1.7 million including commissions and fees.

Subsequent to December 31, 2009, we have repurchased 207,000 shares for an aggregate of $6.7 million including commissions and fees.

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

During 2010, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $7 million to $11 million and discretionary cash capital expenditures, based on current obligations, of $120 million to $140 million primarily associated with the towers we intend to build in 2010, tower acquisitions currently under contract, tower augmentations and ground lease purchases. We intend to spend additional capital in 2010 on acquiring revenue producing assets not yet identified and under contract.

We estimate we will incur approximately $1,000 per tower per year for capital improvements or modifications to our towers. All of these planned cash capital expenditures are expected to be funded by cash on hand, cash flow from operations and borrowings under the 2010 Credit Facility. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and tower acquisition program, and our ground lease purchase program.

Debt Instruments and Debt Service Requirements

As of December 31, 2009, we believe that our cash on hand and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

CMBS Certificates

In November 2005, an indirect subsidiary of SBA Senior Finance (the “Trust”), issued $405 million of CMBS Certificates (the “2005 CMBS Certificates”). In November 2006, the Trust subsequently issued $1.15 billion of CMBS Certificates (the “2006 CMBS Certificates” and collectively with the 2005 CMBS Certificates, the “CMBS Certificates”).

The 2005 CMBS Certificates consisted of five classes with annual pass-through interest rates ranging from 5.369% to 6.706%. The 2005 CMBS Certificates had an anticipated repayment date of November 2010 with a final repayment date in 2035. During 2009 we repurchased, in privately negotiated and open market transactions, an aggregate of $18.6 million, in principal amount of the 2005 CMBS Certificates for cash consideration of $16.6 million. On July 28, 2009, we repaid the remaining outstanding balance of the 2005 CMBS Certificates for $390.3 million in cash (including $10.1 million in prepayment consideration). In addition, during 2008 we repurchased, in privately negotiated and open market transactions, an aggregate of $6.2 million, in principal amount of the 2005 CMBS Certificates for cash consideration of $5.5 million.

The 2006 CMBS Certificates consist of nine classes with annual pass-through interest rates ranging from 5.314% to 7.825%. The weighted average annual fixed interest rate of the 2006 CMBS Certificates as of December 31, 2009 is 5.9%, payable monthly, and the effective weighted average annual fixed interest rate is 6.2% after giving effect to the settlement of the nine interest rate swap agreements entered into in contemplation of the transaction. The 2006 CMBS Certificates have an anticipated repayment date of November 2011 with a final repayment date in 2036. However, to the extent that the full amount of the mortgage loan component corresponding to the 2006 CMBS Certificates are not fully repaid by their anticipated repayment dates, the interest rate of each component would increase by the greater of (i) 5% or (ii) the amount, if any, by which the sum of (x) the ten-year U.S. treasury rate plus (y) the credit-based spread for such component (as set forth in the mortgage loan agreement) plus (z) 5%, exceeds the original interest rate for such component.

During the year ended December 31, 2009, we repurchased an aggregate of $150.1 million in principal amount of 2006 CMBS Certificates for $150.5 million in cash. At December 31, 2009, we had $940.6 million outstanding of 2006 CMBS Certificates. Based on the amounts outstanding at December 31, 2009, debt service for the next twelve months on the 2006 CMBS Certificates will be approximately $55.5 million.

Subsequent to December 31, 2009, we repurchased an aggregate of $2.0 million in principal amount of 2006 CMBS Certificates for $2.1 million in cash. Our outstanding balance on the 2006 CMBS Certificates was $938.6 million as of the date of this filing.

The CMBS Certificates are repayable with the proceeds of a non-recourse mortgage loan, the sole asset of the Trust, made in favor of certain operating subsidiaries of SBA Senior Finance (the “CMBS Borrowers”). The CMBS Borrowers are special purpose vehicles which exist solely to hold the towers that are subject to the securitization (the “CMBS Towers”). Each of the CMBS Borrowers, who are jointly and severally liable under the mortgage loan, have pledged the cash flows from the CMBS Towers owned by the entity as security under the mortgage loan. As of December 31, 2009, the CMBS Borrowers owned an aggregate 3,746 tower sites.

If the CMBS Borrowers are in compliance with the required debt service coverage ratio set forth in the mortgage loan underlying the 2006 CMBS Certificates, and the anticipated repayment date has not yet occurred, then the cash flow generated by the CMBS Towers after (1) payment of the interest on the mortgage loan, (2) funding of all reserve accounts and operating expenses associated with the CMBS Towers, and (3) payment of the management fees due to SBA Network Management, Inc. (equal to 7.5% of the CMBS Borrowers’ operating revenues for the immediately preceding calendar month), will be distributed to the CMBS Borrowers.

However, if the debt service coverage ratio (“Net Cash Flow” (as defined in the mortgage loan agreement) divided by the sum of the interest on the mortgage loan, servicing fees and trustee fees that the CMBS Borrowers will be required to pay over the succeeding twelve months) falls to 1.30x or lower as of the end of any calendar quarter, then all operating cash flow from the CMBS Towers in excess of amounts required to (i) pay interest, at the original interest rate, on the mortgage loan underlying the 2006 CMBS Certificates, (ii) fund all reserve accounts and operating expenses associated with the pledged towers, and (iii) pay the SBA Network management fees, will be deposited into a reserve account instead of being released to the CMBS Borrowers. The funds in the reserve account will not be released to the CMBS Borrowers unless the debt service coverage ratio exceeds 1.30x for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15x as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account and all excess cash flow generated thereafter will be applied to prepay the components of the mortgage loan in the order of their investment grade until such time as the debt service coverage ratio exceeds 1.15x for a calendar quarter. In addition, if the 2006 CMBS Certificates are not fully repaid by their repayment date, the cash flow from the CMBS Towers will be trapped by the trustee for the 2006 CMBS Certificates and applied first to repay the interest on the mortgage loan, calculated at the original interest rate, second to fund all reserve accounts and operating expenses associated with the CMBS Towers, third to pay the SBA Network management fees, fourth to repay principal of the 2006 CMBS Certificates in the order of their investment grade and fifth to repay the additional interest discussed above. As of December 31, 2009, we were in compliance with the required debt service coverage ratio as defined by the mortgage loan agreement.

At any time prior to November 2011, the CMBS Borrowers may prepay the mortgage loan in whole or in part for the components of the mortgage loan corresponding to the 2006 CMBS Certificates upon payment of the applicable prepayment consideration. The prepayment consideration is determined per class and consists of an amount equal to the excess, if any, of (1) the present value on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date that is nine months prior to the anticipated repayment date, assuming the entire unpaid principal amount of such class is required to be paid, over (2) that portion of the principal balance of such class prepaid on the date of such prepayment. If the prepayment occurs (i) within nine months of the anticipated repayment date, (ii) with proceeds received as a result of any condemnation or casualty of the CMBS Borrowers’ sites or (iii) during an amortization period, no prepayment consideration is due. The entire unpaid principal balance of the mortgage loan components corresponding to the 2006 CMBS Certificates will be due in November 2036. The mortgage loan may be defeased in whole at any time prior to the anticipated repayment date.

The mortgage loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the tower sites and their operating cash flows, (2) a security interest in substantially all of the CMBS Borrowers’ personal property and fixtures, (3) the CMBS Borrowers’ rights under the management agreement they entered into with SBA Network Management, Inc. (“SBA Network Management”) relating to the management of the CMBS Borrowers’ tower sites by SBA Network Management pursuant to which SBA Network Management arranges for the payment of all operating expenses and the funding of all capital expenditures out of amounts on deposit in one or more operating accounts maintained on the CMBS Borrowers’ behalf, (4) the CMBS Borrowers’ right under certain site management agreements, (5) the CMBS Borrowers’ rights under certain tenant leases, (6) the pledge by SBA CMBS-1 Guarantor, LLC and SBA CMBS-1 Holdings, LLC of equity interest of the initial borrower and SBA CMBS-1 Guarantor, LLC, (7) the various deposit accounts and collection accounts of the CMBS Borrowers and (8) all proceeds of the foregoing.

Convertible Senior Notes

0.375% Convertible Senior Notes - On March 26, 2007, we issued $350.0 million of our 0.375% Notes. Interest is payable semi-annually on June 1 and December 1. The 0.375% Notes have a maturity date of December 1, 2010. The 0.375% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 29.7992 shares of Class A common stock per $1,000 principal amount of 0.375% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $33.56 per share or a 19% conversion premium based on the last reported sale price of $28.20 per share of Class A common stock on the Nasdaq Global Select Market on March 20, 2007, the purchase agreement date.

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

During the year ended December 31, 2009, we consummated privately negotiated exchanges of the 0.375% Notes for Class A common stock in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. Pursuant to these exchanges, we issued approximately 618,000 shares of our Class A common stock in exchange for $12.5 million in principal amount of 0.375% Notes. In addition, we also repurchased an aggregate of $95.2 million in principal amount of 0.375% Notes for $90.6 million in cash.

In April 2009, we also terminated the portion of the convertible note hedge and warrant transactions that we entered into in March 2007 with respect to our 0.375% Notes which related to the $264.1 million principal amount of 0.375% Notes that we previously repurchased for cash or stock. We received a net settlement of approximately 546,000 shares from the counterparties of the hedge and warrant transactions which is reflected in the Consolidated Statements of Shareholders’ Equity. As of December 31, 2009, 2,559,185 shares of our Class A common stock remain under convertible note hedge transactions.

At December 31, 2009, we had $30.4 million outstanding of 0.375% Notes. Based on the maturity date of December 1, 2010 of the 0.375% Notes, debt service for 2010 will be $30.4 million in principal and approximately $0.1 million in interest. We intend to use a portion of the net proceeds from the Senior Notes issued in July 2009 to repurchase prior to maturity or repay at maturity our remaining 0.375% Notes outstanding.

1.875% Convertible Senior Notes - On May 16, 2008 we issued $550.0 million of our 1.875% Notes. Interest is payable semi-annually on May 1 and November 1. The maturity date of the 1.875% Notes is May 1, 2013. The 1.875% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 24.1196 shares of Class A common stock per $1,000 principal amount of 1.875% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $41.46 per share or a 20% conversion premium based on the last reported sale price of $34.55 per share of Class A common stock on the Nasdaq Global Select Market on May 12, 2008, the purchase agreement date.

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

The net cost of the convertible note hedge transaction with Lehman Derivatives was recorded as an adjustment to Additional Paid in Capital and did not have any impact on our consolidated balance sheet. However, we could incur significant costs to replace this hedge transaction if we elect to do so. If we do not elect to replace the convertible note hedge transaction, then we will be subject to potential dilution upon conversion of the 1.875% Notes, if on the date of conversion the per share market price of our Class A common stock exceeds the conversion price of $41.46.

At December 31, 2009, we had $550.0 million outstanding of 1.875% Notes. Based on the amounts outstanding at December 31, 2009, debt service for the next twelve months on the 1.875% Notes will be approximately $10.3 million.

4.0% Convertible Senior Notes - On April 24, 2009, we issued $500.0 million of our 4.0% Notes in a private placement transaction. Interest on the 4.0% Notes is payable semi-annually on April 1 and October 1. The maturity date of the 4.0% Notes is October 1, 2014. The 4.0% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 32.9164 shares of our Class A common stock per $1,000 principal amount of 4.0% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $30.38 per share or a 22.5% conversion premium based on the last reported sale price of $24.80 per share of our Class A common stock on the Nasdaq Global Select Market on April 20, 2009, the purchase agreement date.

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

As of December 31, 2009, we had outstanding $500.0 million of our 4.0% Notes. Based on the amounts outstanding at December 31, 2009, debt service for the next twelve months on the 4.0% Notes would be approximately $20.0 million.

Convertible Senior Notes conversion options - The 0.375% Notes, 1.875% Notes and 4.0% Notes (collectively “the Notes”) are convertible only under the following circumstances:

•

during any calendar quarter, if the last reported sale price of our Class A common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of Class A common stock on the last day of such preceding calendar quarter,

•

during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each day in the measurement period was less than 95% of the product of the last reported sale price of Class A common stock and the applicable conversion rate,

•	if specified distributions to holders of Class A common stock are made or specified corporate transactions occur, and

•	at any time on or after October 12, 2010 for the 0.375% Notes, February 19, 2013 for the 1.875% Notes and July 22, 2014 for the 4.0% Notes.

Upon conversion, we have the right to settle our conversion obligation in cash, shares of Class A common stock or a combination of cash and shares of our Class A common stock. From time to time, upon notice to the holders of the Notes, we may change our election regarding the form of consideration that we will use to settle our conversion obligation; provided, however, that we are not permitted to change our settlement election after October 11, 2010 for the 0.375% Notes, February 18, 2010 for the 1.875% Notes and July 21, 2014 for the 4.0% Notes.

Senior Credit Facility

On July 24, 2009, SBA Senior Finance, Inc. entered into an Amendment and Restatement, dated as of July 24, 2009, of the Credit Agreement, dated as of January 18, 2008 (the “Restated Credit Agreement”) for the $320.0 million revolving credit facility (the “Senior Credit facility”). The Senior Credit Facility was scheduled to mature on January 18, 2011. As of December 31, 2009, the availability under the Senior Credit Facility was $319.9 million. As of December 31, 2009, we did not have any amounts outstanding under this facility and had approximately $0.1 million in letters of credit posted against the availability of this Senior Credit Facility. On February 11, 2010 the Senior Credit Facility was terminated.

Amounts borrowed under the Senior Credit Facility accrued interest at the Eurodollar rate plus a margin that ranges from 150 basis points to 300 basis points or at a Base Rate (as defined in the Restated Credit Agreement) plus a margin that ranges from 50 basis points to 200 basis points, based upon the leverage ratio. The weighted average interest rate for amounts borrowed under the Senior Credit Facility for the year ended December 31, 2009 was 2.46%.

The Restated Credit Agreement required SBA Senior Finance and SBA Communications to maintain specific financial ratios, including, at the SBA Senior Finance level, a Consolidated Total Debt to Annualized Borrower EBITDA ratio (as defined in the Restated Credit Agreement) that did not exceed 5.0x for any fiscal quarter and an Annualized Borrower EBITDA to Annualized Cash Interest Expense ratio (as defined in the Restated Credit Agreement) of not less than 2.0x for any fiscal quarter. In addition, our ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA ratio (as defined in the Restated Credit Agreement) for any fiscal quarter could not exceed 9.9x. The Restated Credit Agreement also contained customary affirmative and negative covenants. As of December 31, 2009, SBA Senior Finance was in full compliance with the terms of the Senior Credit Facility.

Upon the occurrence of certain bankruptcy and insolvency events with respect to SBA or certain of our subsidiaries, the revolving credit loans automatically would terminate and all amounts due under the Restated Credit Agreement and other loan documents would have become immediately due and payable. If certain other events of default occur, including failure to pay the principal and interest when due, then, with the permission of a majority of the lenders, the revolving credit commitments would have terminated and all amounts due under the Restated Credit Agreement and other loan documents would have become immediately due and payable.

Amounts borrowed under the Senior Credit Facility were secured by a first lien on substantially all of SBA Senior Finance’s assets not pledged under the CMBS Certificates and substantially all of the assets, other than leasehold, easement or fee interests in real property, of SBA Senior Finance’s subsidiaries.

On February 11, 2010 the Senior Credit Facility was terminated.

2010 Credit Facility

On February 11, 2010, SBA Senior Finance II, LLC (“SBA Senior Finance II”), our indirect wholly-owned subsidiary, entered into a credit agreement for a $500.0 million senior secured revolving credit facility (the “2010 Credit Facility”) with several banks and other financial institutions or entities from time to time parties to the credit agreement (the “Credit Agreement”). Amounts borrowed under the 2010 Credit Facility will be secured by a first lien on the capital stock of SBA Telecommunications, Inc., SBA Senior Finance, Inc. and SBA Senior Finance II (which now includes SBA Infrastructure Holdings I, Inc.), and substantially all of the assets, other than leasehold, easement or fee interests in real property, of SBA Senior Finance II and the Subsidiary Guarantors (as defined in the Credit Agreement). As of February 26, 2010, availability under the 2010 Credit Facility was $500.0 million.

The 2010 Credit Facility consists of a revolving loan under which up to $500 million may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing as set forth in the Credit Agreement. Amounts borrowed under the 2010 Credit Facility accrue interest at the Eurodollar rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate (as defined in the Credit Agreement) plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (as defined in the Credit Agreement). A 0.375% to 0.5% per annum fee is charged on the amount of unused commitment. If it is not terminated earlier by SBA Senior Finance II, the 2010 Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, February 11, 2015. Proceeds available under the 2010 Credit Facility may be used for general corporate purposes.

The Credit Agreement requires SBA Senior Finance II and SBA Communications to maintain specific financial ratios, including, at the SBA Senior Finance II level, a ratio of Consolidated Total Debt to Annualized Borrower EBITDA (as defined in the Credit Agreement) that does not exceed 5.0x for any fiscal quarter, a ratio of Consolidated Total Debt and Net Hedge Exposure (as defined in the Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 5.0x for 30 consecutive days and a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (as defined in the Credit Agreement) of not less than 2.0x for any fiscal quarter. In addition, our ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for any fiscal quarter on an annualized basis cannot exceed 8.9x. The Credit Agreement also contains customary affirmative and negative covenants that, among other things, limit SBA Senior Finance II’s ability to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions or engage in certain asset dispositions, including a sale of all or substantially all of our assets.

The 2010 Credit Facility also permits us to request that one or more lenders (1) increase their proportionate share of the 2010 Credit Facility commitment, up to an additional $200 million in the aggregate and (2) provide SBA Senior Finance II term loans for an aggregate amount up to $800 million, without requesting consent of the other lenders. SBA Senior Finance II’s ability to request such increase of the 2010 Credit Facility or term loans is subject to its compliance with the conditions set forth in the Credit Agreement including, with respect to any term loan, compliance, on a pro forma basis, with the financial covenants and ratios set forth therein. Upon SBA Senior Finance II’s request, each lender may decide, in its sole discretion, whether to increase all or a portion of its revolving credit facility commitment or whether to provide SBA Senior Finance II term loans and if so upon what terms. As of December 31, 2009, SBA Senior Finance II would have had the ability to request term loans up to an aggregate principal amount of $325.0 million upon compliance with the terms of the Credit Agreement.

Optasite Credit Facility

On September 16, 2008, in connection with the acquisition of Optasite, we assumed Optasite’s fully drawn $150 million senior credit facility (the “Optasite Credit Facility”). We recorded the Optasite Credit Facility at its fair value of $147.0 million on the date of acquisition. Interest on the Optasite Credit Facility accrued at the one month Eurodollar Rate plus 165 basis points and interest payments were due monthly. Commencing November 1, 2008, we began paying the required installment payments on the Optasite Credit Facility. On July 31, 2009, we paid off the facility in full and the facility was subsequently terminated.

Senior Notes

On July 24, 2009, our wholly-owned subsidiary, Telecommunications issued $750 million of unsecured Senior Notes, $375 million of which are due August 15, 2016 and $375 million of which are due August 15, 2019. The 2016 Notes and the 2019 Notes are guaranteed by SBA.

The 2016 Notes have an interest rate of 8.00% and were issued at a price of 99.330% of their face value. The 2019 Notes have an interest rate of 8.25% and were issued at a price of 99.152% of their face value. Interest on the 2016 Notes and 2019 Notes is due semi-annually on February 15, and August 15 of each year beginning on February 15, 2010.

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

At December 31, 2009, we had outstanding $375 million 2016 Senior Notes and $375 million 2019 Senior Notes. Based on the amounts outstanding at December 31, 2009, debt service for the next twelve months on the

2016 Senior Notes and the 2019 Senior Notes will be approximately $30.0 million and $30.9 million, respectively.

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

Recent Accounting Pronouncements

For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our Consolidated Financial Statements, see “Note 2: Restatement for Adoption of New Accounting Pronouncement” and “Note 4: Current Accounting Pronouncements” in the Notes to Consolidated Financial Statements of this Form 10-K.

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual commitments as of December 31, 2009:

Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
	(in thousands)
Long-term debt	$30,403	$940,609	$—	$550,000	$500,000	$750,000	$2,771,012
Interest payments (1)	149,033	140,134	91,250	84,469	76,006	191,815	732,707
Operating leases	59,157	58,602	57,255	56,857	57,543	1,079,547	1,368,961
Capital leases	496	344	136	43	—	—	1,019
Employment agreements	1,732	1,393	875	—	—	—	4,000

	$240,821	$1,141,082	$149,516	$691,369	$633,549	$2,021,362	$4,877,699

(1)	Represents interest payments based on the CMBS Certificates with a weighted average coupon fixed interest rate of 5.9%, the Convertible Senior Notes interest rate of 0.375%, 1.875% and 4.0%, and the Senior Notes interest rate of 8.0% and 8.25%.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of December 31, 2009:

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(in thousands)
Debt:
Fixed rate 2006 CMBS Certificates (1)	$—	$940,609	$—	$—	$—	$—	$940,609	$961,486
0.375% Convertible Senior Notes	$30,403	$—	$—	$—	$—	$—	$30,403	$34,203
1.875% Convertible Senior Notes	$—	$—	$—	$550,000	$—	$—	$550,000	$564,438
4.00% Convertible Senior Notes	$—	$—	$—	$—	$500,000	$—	$500,000	$652,500
2016 Senior Notes	$—	$—	$—	$—	$—	$375,000	$375,000	$388,125
2019 Senior Notes	$—	$—	$—	$—	$—	$375,000	$375,000	$393,750

(1)	The anticipated repayment date is November 2011 for the 2006 CMBS Certificates with a weighted average interest rate of 5.9%. The maturity date for the 2006 CMBS Certificates is November 2036.

Our current primary market risk exposure is interest rate risk relating to (1) the impact of interest rate movements on our ability to refinance the 2006 CMBS Certificates on its anticipated repayment date or at maturity at market rates, (2) our ability to meet financial covenants and (3) the impact of interest rate movements on any borrowings that we may incur under our 2010 Credit Facility, which are all floating rate. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

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

•

our intent to grow our tower portfolio, domestically and internationally, by 5% to 10% through opportunities that meet our investment criteria and are available at prices which we believe will be accretive to our shareholders and allow us to maintain our long-term target leverage ratios;

•	our expectation that revenues from our international operations may grow in the future;

•	our intent to build at least 120 to 140 new towers in 2010 and our intent to have at least one signed tenant lease on each new tower on the day it is completed;

•	our expectations regarding the amount of future cash capital expenditures, both discretionary and non-discretionary, including expenditures required to maintain, improve and modify our towers;

•

our belief that our towers have significant capacity to accommodate additional tenants, that our tower operations are highly scalable and that we can add tenants to our towers at minimal incremental costs;

•	our belief regarding our position to capture additional site leasing business in our markets and identify and participate in site development projects across our markets;

•	our ability to capture 3G and 4G network build-out work;

•	actions we may pursue to manage our leverage position and ensure continued compliance with our financial covenants;

•	our intentions regarding the share repurchase program;

•	our estimates regarding our liquidity, our sources and principal uses of liquidity and our ability to fund operations, and refinance or repay our obligations as they become due;

•

our estimates regarding our annual debt service in 2010 and thereafter, and our belief that our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months;

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

•	our use of the net proceeds from the our recent debt offerings.

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

•	our ability to build at least 120 to 140 new towers in 2010;

•	our ability to secure and deliver anticipated services business at contemplated margins;

•	our ability to successfully and timely address zoning issues, permitting and other issues that arise in connection with the building of new towers;

•	our ability to realize economies of scale from our tower portfolio;

•	the business climate for the wireless communications industry in general and the wireless communications infrastructure providers in particular;

•	the state of the credit markets and capital markets, including the level of volatility, illiquidity and interest rates that may affect our ability to pursue actions to manage our leverage position;

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry; and

•

our ability to successfully estimate certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements and the availability of sufficient net operating losses to offset taxable income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are on pages F-1 through F-54.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting -Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of SBA; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of SBA are being made only in accordance with authorizations of management and directors of SBA; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SBA’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of SBA’s internal control over financial reporting as of December 31, 2009 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that SBA’s internal control over financial reporting was effective as of December 31, 2009 based on the criteria in Internal Control-Integrated Framework issued by COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, the independent registered certified public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on SBA’s internal control over financial reporting.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of SBA Communications Corporation and Subsidiaries

We have audited SBA Communications Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SBA Communications Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SBA Communications Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of SBA Communications Corporation and Subsidiaries and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

West Palm Beach, Florida

February 26, 2010

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is located on our internet web site at www.sbasite.com under “Investor Relations-Corporate Governance – Other Documents.” We intend to provide disclosure of any amendments or waivers of our Code of Ethics on our website within four business days following the date of the amendment or waiver.

The remaining items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed on or before April 30, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed on or before April 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed on or before April 30, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed on or before April 30, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed on or before April 30, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this Annual Report on Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

Exhibit No.	Description of Exhibits
3.4	Fourth Amended and Restated Articles of Incorporation of SBA Communications Corporation. (1)

3.5A	Amended and Restated Bylaws of SBA Communications Corporation, effective as of July 30, 2009. (24)

4.6	Rights Agreement, dated as of January 11, 2002, between SBA Communications Corporation and the Rights Agent. (4)

4.6A	First Amendment to Rights Agreement, dated as of March 17, 2006, between SBA Communications Corporation and Computershare Trust Company, N.A (8)

4.11	Indenture, dated March 26, 2007, between SBA Communications Corporation and U.S. Bank National Association. (10)

4.12	Form of 0.375% Convertible Senior Notes due 2010 (included in Exhibit 4.11). (10)

4.13	Indenture, dated May 16, 2008, between SBA Communications Corporation and U.S. Bank National Association. (16)

4.14	Form of 1.875% Convertible Senior Notes due 2013 (included in Exhibit 4.13). (16)

4.15	Indenture, dated April 24, 2009, between SBA Communications Corporation and U.S. Bank National Association. (22)

4.16	Form of 4.0% Convertible Senior Note due 2014 (included in Exhibit 4.15). (22)

4.17	Indenture, dated July 24, 2009, between SBA Communications Corporation and U.S. Bank National Association. (25)

4.18	Form of 8.000% Senior Notes due 2016 (included in Exhibit 4.17). (25)

4.19	Form of 8.250% Senior Notes due 2019 (included in Exhibit 4.17). (25)

10.1	SBA Communications Corporation Registration Rights Agreement dated as of March 5, 1997, among the Company, Steven E. Bernstein, Ronald G. Bizick, II and Robert Grobstein. (2)

10.23	1996 Stock Option Plan. (1)+

10.24	1999 Equity Participation Plan. (1)+

10.25	1999 Employee Stock Purchase Plan. (1)+

10.27	Incentive Stock Option Agreement, dated as of September 5, 2000, between SBA Communications Corporation and Thomas P. Hunt. (3)+

10.28	Restricted Stock Agreement, dated as of September 5, 2000, between SBA Communications Corporation and Thomas P. Hunt. (3)+

10.33	2001 Equity Participation Plan as Amended and Restated on May 16, 2002. (5)+

10.35C	Amended and Restated Employment Agreement, made and entered into as of January 1, 2008, between SBA Communications Corporation and Jeffrey A. Stoops. (14) +

10.35D	Amendment No. 1 to Amended and Restated Employment Agreement made and entered into as of September 18, 2008, between SBA Communications Corporation and Jeffrey A. Stoops. (18) +

10.49	Amended and Restated Loan and Security Agreement, dated as of November 18, 2005, by and between SBA Properties, Inc. and the Additional Borrower or Borrowers that may become a party thereto and SBA CMBS 1 Depositor LLC. (6)

10.50	Management Agreement, dated as of November 18, 2005, by and among SBA Properties, Inc., SBA Network Management, Inc. and SBA Senior Finance, Inc. (6)

10.51	Stock Purchase Agreement, dated March 17, 2006, by and among AAT Holdings, LLC II, AAT Communications Corp., AAT Acquisition LLC and SBA Communications Corporation. (7)

10.57B	Amended and Restated Employment Agreement, made and entered into as of January 1, 2010, between SBA Communications Corporation and Kurt L. Bagwell. + *

10.58B	Amended and Restated Employment Agreement, made and entered into as of January 1, 2010, between SBA Communications Corporation and Thomas P. Hunt. + *

10.60	Joinder and Amendment to Management Agreement, dated November 6, 2006, by and among SBA Properties, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc., SBA Sites, Inc., SBA Towers USVI, Inc., and SBA Structures, Inc., and SBA Network Management, Inc., and SBA Senior Finance, Inc. (9)

10.61	Second Loan and Security Agreement Supplement and Amendment, dated as of November 6, 2006, by and among SBA Properties, Inc., and SBA Towers, Inc., SBA Puerto Rico, Inc., SBA Sites, Inc., SBA Towers USVI, Inc., and SBA Structures, Inc. and Midland Loan Services, Inc., as Servicer on behalf of LaSalle Bank National Association, as Trustee. (9)

10.63	Registration Rights Agreement, dated March 26, 2007 by and among SBA Communications Corporation and Lehman Brothers Inc., Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. as representatives of the several initial purchasers. (10)

10.64	Form of Convertible Bond Hedge Transaction Agreement entered into by SBA Communications Corporation with Citibank, N.A. and Deutsche Bank AG, London Branch. (11)

10.65	Form of Issuer Warrant Transaction Letter Agreement entered into by SBA Communications Corporation with Citibank, N.A. and Deutsche Bank AG, London Branch. (11)

10.66	$285,000,000 Credit Agreement, dated as of January 18, 2008, among SBA Senior Finance, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties to the credit agreement (the “Lenders”),Wachovia Bank, National Association and Lehman Commercial Paper Inc., as co-syndication agents, Citicorp North America, Inc. and JPMorgan Chase Bank, N.A. as co-documentation agents, and Toronto Dominion (Texas) LLC, as administrative agent. (12)

10.66A	First Amendment, dated as of July 18, 2008, to the Credit Agreement, dated as of January 18, 2008, among SBA Senior Finance, Inc., as Borrower, the Several Lenders from time to time parties thereto, Toronto Dominion (Texas) LLC, As Administrative Agent and the other agents parties thereto. (18)

10.66B	Second Amendment, dated as of April 13, 2009, to the Credit Agreement, dated as of January 18, 2008, as amended by the First Amendment dated as of July 18, 2008, among SBA Senior Finance, Inc., as Borrower, the Several Lenders from time to time parties thereto, Toronto Dominion (Texas) LLC, As Administrative Agent and the other agents parties thereto. (22)

10.67	Guarantee and Collateral Agreement, dated as of January 18, 2008, by SBA Communications Corporation, SBA Telecommunications, Inc., SBA Senior Finance, Inc. and certain of its subsidiaries in favor of Toronto Dominion (Texas) LLC, as administrative agent. (12)

10.68	New Lender Supplement, effective March 6, 2008, entered into between SBA Senior Finance, Inc. and The Royal Bank of Scotland Group plc and accepted by Toronto Dominion (Texas) LLC, as Administrative Agent, and The Toronto-Dominion Bank, as Issuing Lender. (13)

10.69	Purchase Agreement, dated May 12, 2008, among SBA Communications Corporation and Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and Lehman Brothers Inc., as representatives of the several initial purchasers listed on Schedule I of the Purchase Agreement. (15)

10.70	Registration Rights Agreement, dated May 16, 2008, among SBA Communications Corporation and Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and Lehman Brothers Inc., as representatives of the several initial purchasers listed on Schedule 1 of the Purchase Agreement. (16)

10.71	Form of Convertible Bond Hedge Transaction Agreement entered into by SBA Communications Corporation with each of Lehman Brothers OTC Derivatives Inc., Citibank, N.A., Deutsche Bank AG London Branch, and Wachovia Capital Markets, LLC and Wachovia Bank, National Association. (17)

10.72	Form of Issuer Warrant Transaction Letter Agreement entered into by SBA Communications Corporation with each of Lehman Brothers OTC Derivatives Inc., Citibank, N.A., Deutsche Bank AG London Branch, and Wachovia Capital Markets, LLC and Wachovia Bank, National Association. (17)

10.73	Second Amended and Restated Credit Agreement, made and entered into as of July 18, 2008, among Optasite Towers LLC as borrower, the lenders from time to time party thereto, and Morgan Stanley Asset Funding Inc. as administrative agent and collateral agent. (18)

10.74	Resignation Agreement, made and entered into as of August 26, 2008, between SBA Communications Corporation and Anthony J. Macaione. (18) +

10.75	SBA Communications Corporation 2008 Employee Stock Purchase Plan. (19)

10.76	Form of Indemnification Agreement dated January 15, 2009 between SBA Communications Corporation and its directors and certain officers.

10.77	New Lender Supplement, effective April 14, 2009, entered into between SBA Senior Finance, Inc. and Barclays Bank PLC and accepted by Toronto Dominion (Texas) LLC, as Administrative Agent, and The Toronto-Dominion Bank, as Issuing Lender. (20)

10.78	Purchase Agreement, dated April 20, 2009, among SBA Communications Corporation and Citigroup Global Markets Inc., Barclays Capital Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the several initial purchasers listed on Schedule I of the Purchase Agreement. (21)

10.79	Form of Convertible Bond Hedge Transaction Agreement entered into by SBA Communications Corporation with each of Citibank, N.A., Barclays Bank PLC, Deutsche Bank AG, London Branch, JP Morgan Chase Bank, National Association and Wachovia Capital Markets, LLC. (22)

10.80	Form of Issuer Warrant Transaction Letter Agreement entered into by SBA Communications Corporation with each of Citibank, N.A., Barclays Bank PLC, Deutsche Bank AG, London Branch, JP Morgan Chase Bank, National Association and Wachovia Capital Markets, LLC. (22)

10.81	Purchase Agreement, dated July 21, 2009, among SBA Communications Corporation, SBA Telecommunications, Inc. and Barclays Capital Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as representatives of the several initial purchasers listed on Schedule 1 thereto. (23)

10.82	Registration Rights Agreement, dated July 24, 2009, among SBA Communications Corporation, SBA Telecommunications, Inc. and Barclays Capital Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as representatives of the several initial purchasers listed on Schedule 2 of the Registration Rights Agreement. (25)

10.83	$320,000,000 Amendment and Restatement of the Credit Agreement dated July 24, 2009, among SBA Senior Finance, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Toronto Dominion (Texas) LLC, as Administrative Agent, Wachovia Bank, National Association and Lehman Commercial Paper, Inc., as Co-Syndication Agents and Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as Co-Documentation Agents. (25)

10.84	Amendment and Restatement of the Guarantee and Collateral Agreement, dated July 28, 2009, among SBA Communications Corporation, SBA Telecommunications, Inc., SBA Senior Finance, Inc. and certain of its subsidiaries in favor of Toronto Dominion (Texas) LLC, as administrative agent. (25)

10.85	Employment Agreement, made and entered into as of October 28, 2009, between SBA Communications Corporation and Brendan T. Cavanagh. + *

10.86	$500,000,000 Credit Agreement, dated as of February 11, 2010, among SBA Senior Finance II, LLC, as borrower, the several banks and other financial institutions or entities from time to time parties thereto, RBS Securities Inc., as syndication agent, Wells Fargo Bank, National Association, as co-syndication agent, Citibank, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agents, and Toronto Dominion (Texas) LLC, as administrative agent. *

10.87	Guarantee and Collateral Agreement, dated as of February 11, 2010, by SBA Communications Corporation, SBA Telecommunications, Inc., SBA Senior Finance, Inc., SBA Senior Finance II, LLC and certain of its subsidiaries in favor of Toronto Dominion (Texas) LLC, as administrative agent. *

21	Subsidiaries.*

23.1	Consent of Ernst & Young LLP.*

31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

+	Management contract or compensatory plan or arrangement.
*	Filed herewith
(1)	Incorporated by reference to the Registration Statement on Form S-1/A, previously filed by the Registrant (Registration No. 333-76547).
(2)	Incorporated by reference to the Registration Statement on Form S-4, previously filed by the Registrant (Registration No. 333-50219).
(3)	Incorporated by reference to the Form 10-K for the year ended December 31, 2000, previously filed by the Registrant.
(4)	Incorporated by reference to the Form 8-K dated January 11, 2002, previously filed by the Registrant.
(5)	Incorporated by reference to the Schedule 14A Preliminary Proxy Statement dated May 16, 2002, previously filed by the Registrant.
(6)	Incorporated by reference to the Form 10-K for the year ended December 31, 2005, previously filed by the Registrant.
(7)	Incorporated by reference to the Form 8-K dated March 20, 2006, previously filed by the Registrant.
(8)	Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2006, previously filed by the Registrant.
(9)	Incorporated by reference to the Form 10-K for the year ended December 31, 2006, previously filed by the Registrant.
(10)	Incorporated by reference to the Form 8-K dated March 26, 2007, previously filed by the Registrant.
(11)	Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2007, previously filed by the Registrant.
(12)	Incorporated by reference to the Form 8-K dated January 24, 2008, previously filed by the Registrant.

(13)	Incorporated by reference to the Form 8-K dated March 7, 2008, previously filed by the Registrant.
(14)	Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2008, previously filed by the Registrant.
(15)	Incorporated by reference to the Form 8-K dated May 16, 2008, previously filed by the Registrant.
(16)	Incorporated by reference to the Form 8-K dated May 22, 2008, previously filed by the Registrant.
(17)	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2008, previously filed by the Registrant.
(18)	Incorporated by reference to the Form 10-Q for the quarter ended September 30, 2008, previously filed by the Registrant.
(19)	Incorporated by reference to the Form S-8 dated November 12, 2008, previously filed by the Registrant.
(20)	Incorporated by reference to the Form 8-K dated April 20, 2009, previously filed by the Registrant.
(21)	Incorporated by reference to the Form 8-K dated April 24, 2009, previously filed by the Registrant.
(22)	Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2009, previously filed by the Registrant.
(23)	Incorporated by reference to the Form 8-K dated July 24, 2009, previously filed by the Registrant.
(24)	Incorporated by reference to the Form 8-K dated July 31, 2009, previously filed by the Registrant.
(25)	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2009, previously filed by the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

By:	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops Chief Executive Officer and President

Date:	February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven E. Bernstein	Chairman of the Board of Directors	February 26, 2010
Steven E. Bernstein

/s/ Jeffrey A. Stoops	Chief Executive Officer and President	February 26, 2010
Jeffrey A. Stoops	(Principal Executive Officer)

/s/ Brendan T. Cavanagh	Chief Financial Officer	February 26, 2010
Brendan T. Cavanagh	(Principal Financial Officer)

/s/ Brian D. Lazarus	Chief Accounting Officer	February 26, 2010
Brian D. Lazarus	(Principal Accounting Officer)

/s/ Brian C. Carr	Director	February 26, 2010
Brian C. Carr

/s/ Duncan H. Cocroft	Director	February 26, 2010
Duncan H. Cocroft

/s/ George R. Krouse Jr	Director	February 26, 2010
George R. Krouse Jr.

/s/ Jack Langer	Director	February 26, 2010
Jack Langer

/s/ Kevin L. Beebe	Director	February 26, 2010
Kevin L. Beebe

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of SBA Communications Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SBA Communications Corporation and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (codified in FASB ASC Topic 470, Debt with Conversions and Other Options) effective as of January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SBA Communications Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

West Palm Beach, Florida

February 26, 2010

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2009	December 31, 2008
		(as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$161,317	$78,856
Short-term investments	5,352	162
Restricted cash	30,285	38,599
Accounts receivable, net of allowance of $350 and $852 in 2009 and 2008, respectively	19,644	16,351
Costs and estimated earnings in excess of billings on uncompleted contracts	10,392	10,658
Prepaid and other current assets	9,848	9,689

Total current assets	236,838	154,315
Property and equipment, net	1,496,938	1,502,672
Intangible assets, net	1,435,591	1,425,132
Deferred financing fees, net	37,902	29,705
Other assets	106,377	96,005

Total assets	$3,313,646	$3,207,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$28,648	$6,000
Accounts payable	9,219	8,963
Accrued expenses	28,110	21,529
Deferred revenue	54,013	45,306
Accrued interest	35,551	5,946
Other current liabilities	3,184	2,850

Total current liabilities	158,725	90,594

Long-term liabilities:
Long-term debt	2,460,402	2,386,230
Other long-term liabilities	94,570	80,495

Total long-term liabilities	2,554,972	2,466,725

Commitments and contingencies

Shareholders’ equity:
Preferred stock - par value $.01, 30,000 shares authorized, none issued or outstanding	—	—
Common stock - Class A, par value $.01, 200,000 shares authorized, 117,082 and 117,525 shares issued and outstanding at December 31, 2009 and 2008, respectively	1,171	1,175
Additional paid-in capital	2,228,268	2,085,915
Accumulated deficit	(1,627,602)	(1,435,031)
Accumulated other comprehensive loss, net	(2,803)	(1,549)
Noncontrolling interests	915	—

Total shareholders’ equity	599,949	650,510

Total liabilities and shareholders’ equity	$3,313,646	$3,207,829

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the year ended December 31,
	2009	2008	2007
		(as adjusted)	(as adjusted)
Revenues:
Site leasing	$477,007	$395,541	$321,818
Site development	78,506	79,413	86,383

Total revenues	555,513	474,954	408,201

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	111,842	96,175	88,006
Cost of site development	68,701	71,990	75,347
Selling, general and administrative	52,785	48,721	45,564
Acquisition related expenses	4,810	120	5
Asset impairment	3,884	921	—
Depreciation, accretion and amortization	258,537	211,445	169,232

Total operating expenses	500,559	429,372	378,154

Operating income	54,954	45,582	30,047

Other income (expense):
Interest income	1,123	6,883	10,182
Interest expense	(130,853)	(105,328)	(93,063)
Non-cash interest expense	(49,897)	(33,309)	(13,402)
Amortization of deferred financing fees	(10,456)	(10,746)	(8,162)
(Loss) gain from extinguishment of debt, net	(5,661)	44,269	(431)
Other income (expense)	163	(13,478)	(15,777)

Total other expense	(195,581)	(111,709)	(120,653)

Loss before provision for income taxes	(140,627)	(66,127)	(90,606)
Provision for income taxes	(492)	(1,037)	(868)

Net loss	(141,119)	(67,164)	(91,474)
Less: Net loss attributable to the noncontrolling interest	248	—	—

Net loss attributable to SBA Communications Corporation	$(140,871)	$(67,164)	$(91,474)

Basic and diluted loss per common share amounts attributable to SBA Communications Corporation	$(1.20)	$(0.61)	$(0.87)

Basic and diluted weighted average number of common shares	117,165	109,882	104,743

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(in thousands)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total	Comprehensive Loss
	Shares	Amount
BALANCE, December 31, 2006	105,672	$1,057	$1,450,754	$(1,065,224)	$(666)	$—	$385,921
Net loss (as adjusted)	—	—	—	(91,474)	—	—	(91,474)	$(91,474)
Change in unfunded projected benefit obligation	—	—	—	—	(49)	—	(49)	(49)
Amortization of net deferred gain from settlement of derivative financial instruments	—	—	—	—	(565)	—	(565)	(565)

Total comprehensive loss								(92,088)
Less: Comprehensive loss attributable to the noncontrolling interest	—	—	—	—	—	—	—	—
Comprehensive loss attributable to SBA Communications Corporation	—	—	—	—	—	—	—	$(92,088)

Stock issued in connection with acquisitions and earn-outs	4,707	47	155,499	—	—	—	155,546
Non-cash compensation	—	—	7,842	—	—	—	7,842
Stock issued in connection with stock purchase/option plans	1,236	12	7,738	—	—	—	7,750
Equity component related to 0.375% convertible debt issuance	—	—	72,561	—	—	—	72,561
Purchase of convertible note hedges	—	—	(77,200)	—	—	—	(77,200)
Proceeds from issuance of common stock warrants	—	—	27,261	—	—	—	27,261
Repurchase and retirement of common stock	(3,235)	(32)	—	(91,204)	—	—	(91,236)
BALANCE, December 31, 2007 (as adjusted)	108,380	1,084	1,644,455	(1,247,902)	(1,280)	—	396,357
Net loss (as adjusted)	—	—	—	(67,164)	—	—	(67,164)	$(67,164)
Change in unfunded projected benefit obligation	—	—	—	—	(31)	—	(31)	(31)
Amortization of net deferred gain from settlement of derivative financial instruments	—	—	—	—	(557)	—	(557)	(557)
Write-off of net deferred loss from derivative instruments related to repurchase of debt	—	—	—	—	319	—	319	319

Total comprehensive loss								(67,433)
Less: Comprehensive loss attributable to the noncontrolling interest	—	—	—	—	—	—	—	—
Comprehensive loss attributable to SBA Communications Corporation	—	—	—	—	—	—	—	$(67,433)

Stock issued in connection with acquisitions and earn-outs	8,514	85	295,546	—	—	—	295,631
Non-cash compensation	—	—	7,415	—	—	—	7,415
Stock issued in connection with stock purchase/option plans	696	7	6,496	—	—	—	6,503
Purchase of convertible note hedges	—	—	(137,698)	—	—	—	(137,698)
Equity component related to 1.875% convertible debt issuance	—	—	159,168	—	—	—	159,168
Proceeds from issuance of common stock warrants	—	—	56,183	—	—	—	56,183
Stock issued in connection with repurchases of the 0.375% convertible debt	3,408	34	54,997	—	—	—	55,031
Equity component related to repurchases of the 0.375% convertible debt	—	—	(647)	—	—	—	(647)
Repurchase and retirement of common stock	(3,473)	(35)	—	(119,965)	—	—	(120,000)

BALANCE, December 31, 2008 (as adjusted)	117,525	$1,175	$2,085,915	$(1,435,031)	$(1,549)	$—	$650,510

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(in thousands)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total	Comprehensive Loss

	Shares	Amount
BALANCE, December 31, 2008 (as adjusted)	117,525	$1,175	$2,085,915	$(1,435,031)	$(1,549)	$—	$650,510
Net loss	—	—	—	(140,871)	—	(248)	(141,119)	$(141,119)
Amortization of net deferred loss from settlement of derivative financial instruments	—	—	—	—	622	—	622	622
Write-off of net deferred gain from derivative instruments related to repurchase of debt	—	—	—	—	(3,350)	—	(3,350)	(3,350)
Foreign currency translation adjustments	—	—	—	—	1,474	—	1,474	1,474

Total comprehensive loss	—	—	—	—	—	—	—	(142,373)
Less: Comprehensive loss attributable to the noncontrolling interest	—	—	—	—	—	—	—	114

Comprehensive loss attributable to SBA Communications Corporation	—	—	—	—	—	—	—	$(142,259)

Common stock issued in connection with acquisitions and earn-outs	864	9	20,303	—	—	—	20,312
Purchase of non-wholly owned entity	—	—	—	—	—	1,222	1,222
Non-cash compensation	—	—	8,260	—	—	—	8,260
Common stock issued in connection with stock purchase/option plans	689	7	7,038	—	—	—	7,045
Equity component related to 4.0% convertible debt issuance	—	—	168,933	—	—	—	168,933
Purchase of convertible note hedges	—	—	(160,100)	—	—	—	(160,100)
Proceeds from issuance of common stock warrants	—	—	98,491	—	—	—	98,491
Stock issued in connection with repurchases of the 0.375% convertible debt	618	6	11,193	—	—	—	11,199
Equity component related to repurchases of the 0.375% convertible debt	—	—	(11,830)	—	—	—	(11,830)
Stock received related to the termination of a portion of the 0.375% convertible note hedge	(874)	(9)	9	—	—	—	—
Stock issued related to the termination of a portion of the 0.375% convertible debt common stock warrants	328	3	(3)	—	—	—	—
Preferred return on capital contributions	—	—	59	—	—	(59)	—
Repurchase and retirement of common stock	(2,068)	(20)	—	(51,700)	—	—	(51,720)

BALANCE, December 31, 2009	117,082	$1,171	$2,228,268	$(1,627,602)	$(2,803)	$915	$599,949

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2009	2008	2007
		(as adjusted)	(as adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(141,119)	$(67,164)	$(91,474)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization	258,537	211,445	169,232
Non-cash interest expense	49,897	33,309	13,402
Deferred income tax (benefit) provision	(265)	159	201
Asset impairment	3,884	921	—
Write-down of investments	—	13,256	15,558
Gain on sale of assets	85	341	397
Non-cash compensation expense	8,200	7,207	6,612
Provision (credit) for doubtful accounts	465	(81)	150
Amortization of deferred financing fees	10,456	10,746	8,162
Loss (gain) from extinguishment of debt, net	5,661	(44,269)	431
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	(3,497)	14,408	(1,183)
Prepaid and other assets	(8,546)	(10,906)	(18,319)
Accounts payable and accrued expenses	(4,008)	(6,189)	3,645
Accrued interest	29,605	2,423	(558)
Other liabilities	13,203	8,090	16,678

Net cash provided by operating activities	222,558	173,696	122,934

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and related earn-outs	(180,798)	(584,498)	(201,466)
Capital expenditures	(46,743)	(36,166)	(27,771)
Purchase of investments	(9,164)	—	(208,251)
Proceeds from sales/maturities of investments	980	41,044	137,551
Proceeds from disposition of fixed assets	608	51	131
Proceeds (payment) of restricted cash relating to tower removal obligations	6,042	(980)	(2,078)

Net cash used in investing activities	(229,075)	(580,549)	(301,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior notes, net of original issue discount and fees paid	727,918	—	—
Proceeds from issuance of convertible senior notes, net of fees paid	488,195	536,815	341,452
Repurchase and retirement of common stock	(51,720)	(120,000)	(91,236)
Payment on early extinguishment of CMBS Certificates	(557,316)	(45,353)	—
Payments on early extinguishment of convertible debt	(90,554)	(102,486)	—
Borrowings under Senior Credit Facility	8,507	465,552	—
Repayment of Senior Credit Facility	(239,060)	(235,000)	—
Repayment of Optasite Credit Facility	(149,117)	(1,000)	—
Proceeds from issuance of common stock warrants	98,491	56,183	27,261
Purchase of convertible note hedges	(160,100)	(137,698)	(77,200)
Payment related to termination of derivative instruments	—	(3,890)	—
Proceeds from employee stock purchase/stock option plans	7,045	6,503	7,750
Release (payment) of restricted cash relating to CMBS Certificates	7,073	(928)	(4,564)
Payment of deferred financing fees	(384)	(3,261)	(389)

Net cash provided by financing activities	88,978	415,437	203,074

NET INCREASE IN CASH AND CASH EQUIVALENTS	82,461	8,584	24,124
CASH AND CASH EQUIVALENTS:
Beginning of year	78,856	70,272	46,148

End of year	$161,317	$78,856	$70,272

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2009	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$101,409	$103,085	$93,868

Income taxes	$684	$359	$860

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Assets acquired through capital leases	$239	$781	$960

Class A common stock issued relating to acquisitions and earnouts	$20,312	$295,631	$155,546

Fair value of debt assumed through acquisition	$—	$147,000	$—

Stock issued in connection with early extinguishment of debt	$11,199	$55,031	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

SBA Communications Corporation (the “Company” or “SBA”) was incorporated in the State of Florida in March 1997. The Company is a holding company that holds all of the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”). Telecommunications is a holding company that holds the outstanding capital stock of the International Subsidiaries, SBA Infrastructure Holdings I, Inc. (“Infrastructure” formerly known as Optasite) and SBA Senior Finance, Inc. (“SBA Senior Finance”). SBA Senior Finance is a holding company that holds, directly and indirectly, the equity interest in certain subsidiaries that issued the Commercial Mortgage-Backed Pass Through Certificates, Series 2005-1 (the “2005 CMBS Certificates”) and the Commercial Mortgage-Backed Pass Through Certificates, Series 2006-1 (the “2006 CMBS Certificates”) (collectively, the “CMBS Certificates”) and certain subsidiaries that were not involved in the issuance of the CMBS Certificates. With respect to the subsidiaries involved in the issuance of the CMBS Certificates, SBA Senior Finance is the sole member of SBA CMBS-1 Holdings, LLC and SBA CMBS-1 Depositor, LLC. SBA CMBS-1 Holdings, LLC is the sole member of SBA CMBS-1 Guarantor, LLC. SBA CMBS-1 Guarantor, LLC holds all of the capital stock of the companies included in the CMBS certificates referred to as the “Borrowers” (see Note 13). With respect to the subsidiaries not involved in the issuance of the CMBS Certificates, SBA Senior Finance holds all of the membership interests of SBA Senior Finance II, LLC (“SBA Senior Finance II”) and certain non-operational subsidiaries. SBA Senior Finance II holds, directly and indirectly, all the capital stock and/or membership interests of certain other tower companies (“Other Tower Companies”) (collectively with the Borrowers known as “Tower Companies”). SBA Senior Finance II also holds, directly or indirectly, all the capital stock and/or membership interests of certain other subsidiaries involved in providing services, including SBA Network Services, Inc. (“Network Services”). SBA Senior Finance II also holds all the capital stock of SBA Network Management, Inc. (“Network Management”) which manages and administers the operations of the Borrowers.

The table below outlines the legal structure of the Company at December 31, 2009:

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009, the Tower Companies owned and operated wireless communications towers in the Continental United States, Puerto Rico, Canada and the U.S. Virgin Islands. Space on these towers is leased primarily to wireless service providers. As of December 31, 2009, the Company owned 8,324 tower sites.

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

2. RESTATEMENT FOR ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

Effective January 1, 2009, the Company retrospectively adopted new convertible debt accounting which requires the issuer of certain convertible debt instruments that may be settled in cash (including partial cash settlement) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company’s 0.375% Convertible Senior Notes due 2010 (“0.375% Notes”) and 1.875% Convertible Senior Notes due 2013 (“1.875% Notes” and collectively with the 0.375% Notes, the “Notes”) are subject to the retroactive restatement required by the new convertible debt accounting. As a result of the adoption of the new convertible debt accounting, the Company recorded a debt discount and corresponding increase to additional paid-in capital of approximately $74.4 million for the 0.375% Notes and approximately $163.0 million for the 1.875% Notes as of their dates of issuance (March 26, 2007 for the 0.375% Notes and May 16, 2008 for the 1.875% Notes). The Company’s consolidated balance sheet as of December 31, 2008 has been retrospectively adjusted to reduce the carrying value of the 0.375% Notes and 1.875% Notes and reflect the conversion option as a reduction in shareholders’ equity. In addition, as of their respective issuance dates, the Company reclassified, as a reduction to equity, deferred financing fees of $1.8 million and $3.8 million for the 0.375% Notes and 1.875% Notes, respectively, relating to debt issuance costs of the equity component of the Notes. The Company’s consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2008 and December 31, 2007 have been retrospectively adjusted to reflect the non-cash interest expense related to the accretion of the reduced carrying value of the Notes back to their full principal balance over the term of the Notes. In addition, the amortization of deferred financing fees has been restated to reflect the amortization of the fees related only to the liability component of the Notes. See Note 13 for further information on the Notes.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the effects of these changes on the Company’s consolidated balance sheet as of December 31, 2008 and consolidated statements of operations for the years ended December 31, 2008 and December 31, 2007:

CONSOLIDATED BALANCE SHEET

	As of December 31, 2008
	As previously reported	As adjusted
		(audited)
	(in thousands)
Current assets	$154,315	$154,315
Property and equipment, net	1,502,672	1,502,672
Intangible assets, net	1,425,132	1,425,132
Deferred financing fees, net	33,384	29,705
Other assets	96,005	96,005

Total assets	$3,211,508	$3,207,829

Current liabilities	$90,594	$90,594
Long-term debt, net of current maturities	2,548,660	2,386,230
Other long-term liabilities	80,495	80,495

Total liabilities	2,719,749	2,557,319
Total shareholders’ equity	491,759	650,510

Total liabilities and shareholders’ equity	$3,211,508	$3,207,829

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2008		2007
	As previously reported	As adjusted	As previously reported	As adjusted
		(audited)		(audited)
	(in thousands, except per share amounts)
Revenues	$474,954	$474,954	$408,201	$408,201
Operating expenses	429,372	429,372	378,154	378,154

Operating income	45,582	45,582	30,047	30,047
Other income (expense):
Interest income	6,883	6,883	10,182	10,182
Interest expense (1)	(104,253)	(105,328)	(92,498)	(93,063)
Non-cash interest expense	(412)	(33,309)	—	(13,402)
Amortization of deferred financing fees	(11,671)	(10,746)	(8,534)	(8,162)
Gain (loss) from extinguishment of debt, net	31,623	44,269	(431)	(431)
Other expense	(13,478)	(13,478)	(15,777)	(15,777)

Total other expense	(91,308)	(111,709)	(107,058)	(120,653)

Loss before provision for income taxes	(45,726)	(66,127)	(77,011)	(90,606)
Provision for income taxes	(1,037)	(1,037)	(868)	(868)

Net loss	$(46,763)	$(67,164)	$(77,879)	$(91,474)

Basic and diluted loss per common share amounts:
Net loss per common share	$(0.43)	$(0.61)	$(0.74)	$(0.87)

Basic and diluted weighted average number of common shares	109,882	109,882	104,743	104,743

(1)	Includes a reclassification from interest expense to non-cash interest expense for the non-cash amortization of net deferred gains from settlement of derivative financial instruments.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements is as follows:

a. Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the Company and its majority and wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

d. Investments

Investment securities with original maturities of more than three months but less than one year at time of purchase are considered short-term investments. The Company’s short-term investments primarily consist of certificates of deposit with maturities of less than a year. Investment securities with maturities of more than a year are considered long-term investments and are classified in other assets on the accompanying Consolidated Balance Sheets. Long-term investments primarily consist of U.S. Treasuries, corporate bonds and auction rate securities. The auction rate securities have a fair value of approximately $1.0 million and a par value of $29.8 million at December 31, 2009 and 2008 and consist of 98 shares of FGIC Series C Perpetual Preferred Stock, which were received in April 2009, and 800 shares of Ambac Preferred Stock, which were received in October 2008, as a result of both FGIC and Ambac exercising their put rights associated with the original auction rate security investment (see Note 5 for fair value disclosures). Gross purchases and sales of the Company’s investments are presented within “Cash flows from investing activities” on the Company’s Consolidated Statements of Cash Flows.

e. Restricted Cash

The Company classifies all cash pledged as collateral to secure certain obligations and all cash whose use is limited as restricted cash. This includes cash held in escrow to fund certain reserve accounts relating to the CMBS Certificates, for payment and performance bonds, and surety bonds issued for the benefit of the Company in the ordinary course of business (see Note 6).

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the issuance of the CMBS Certificates (as defined in Note 13), the Company is required to fund a restricted cash amount, which represents the cash held in escrow pursuant to the mortgage loan agreement governing the CMBS Certificates. This restricted cash amount is used to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, trustee and servicing expenses, management fees and to reserve a portion of advance rents from tenants. Pursuant to the terms of the mortgage loan agreement, all rents and other sums due on the towers that secure the CMBS Certificates are directly deposited into a controlled deposit account by the lessees and are held by the indenture trustee. The restricted cash held by the indenture trustee in excess of required reserve balances is subsequently released to the Borrowers (as defined in Note 13) on or before the 15 th calendar day of the following month providing that the Company is in compliance with its debt service coverage ratio and that no Event of Default has occurred. All monies held by the indenture trustee are classified as restricted cash in current assets on the Company’s Consolidated Balance Sheets.

f. Property and Equipment

Property and equipment are recorded at cost or at estimated fair value (in case of acquired properties), adjusted for asset impairment and estimated asset retirement obligations. Costs associated with the development and construction of towers are capitalized as a cost of the towers. Costs for self-constructed towers include direct materials and labor, indirect costs and capitalized interest. Approximately $0.2 million of interest cost was capitalized in both 2009 and 2008, respectively.

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

Asset classes and related estimated useful lives are as follows:

Towers and related components	3 - 15 years
Furniture, equipment and vehicles	2 - 7 years
Buildings and improvements	5 - 10 years

Betterments, improvements and extraordinary repairs, which increase the value or extend the life of an asset, are capitalized and depreciated over the remaining estimated useful life of the respective asset. Changes in an

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

h. Deferred Lease Costs

The Company defers certain initial direct costs associated with the origination of tenant leases and lease amendments and amortizes these costs over the initial lease term, generally five years, or over the lease term remaining if related to a lease amendment. Such deferred costs were approximately $4.0 million, $3.8 million, and $3.6 million in 2009, 2008, and 2007, respectively. Amortization expense was $3.3 million, $2.7 million, and $2.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in cost of site leasing on the accompanying Consolidated Statements of Operations. As of December 31, 2009 and 2008, unamortized deferred lease costs were $8.3 million and $7.6 million, respectively, and are included in other assets on the accompanying Consolidated Balance Sheets.

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

j. Impairment of Long-Lived Assets

The Company records an impairment charge when the Company believes an investment in towers or related assets has been impaired, such that future undiscounted cash flows would not recover the then current carrying value of the investment in the tower site and related intangible. Estimates and assumptions inherent in the impairment evaluation include, but are not limited to, general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. In addition, the Company makes certain assumptions in determining an asset’s fair value for the purpose of calculating the amount of an impairment charge. The Company recorded an impairment charge of $3.9 million and $0.9 million for the twelve months ended December 31, 2009 and 2008, respectively (see Note 17).

k. Fair Value of Financial Instruments

The Company determines the fair market values of its financial instruments based on the fair value hierarchy established by the Fair Value Measurements and Disclosures accounting guidance, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a rollforward of the allowance for doubtful accounts for the years ended December 31, 2009, 2008, and 2007:

	For the year ended December 31,
	2009	2008	2007
	(in thousands)
Beginning balance	$852	$1,186	$1,316
Allowance recorded relating to acquisitions	10	—	(280)
Provision (credits) for doubtful accounts	465	(81)	150
Write-offs, net of recoveries	(977)	(253)	—

Ending balance	$350	$852	$1,186

m. Cost of Revenue

Cost of site leasing revenue includes ground lease rent, property taxes, maintenance (exclusive of employee related costs) and other tower operating expenses. Liabilities recorded related to the straight-lining of ground leases are reflected in other long-term liabilities on the Consolidated Balance Sheets. Cost of site development revenue includes the cost of materials, salaries and labor costs, including payroll taxes, subcontract labor, vehicle

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expense and other costs directly and indirectly related to the projects. All costs related to site development projects are recognized as incurred. All rental obligations due to be paid out over the minimum lease term, including fixed escalations, are recorded on a straight-line basis over the minimum lease term.

n. Income Taxes

The Company had taxable losses during the years ended December 31, 2009, 2008 and 2007, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses.

The Company determines whether it is “more-likely-than-not” that a tax position taken in an income tax return will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. The Company has not identified any tax exposures that require adjustment. In the future, to the extent that the Company records unrecognized tax exposures, any related interest and penalties will be recognized as interest expense in the Company’s Consolidated Statements of Operations.

The Company does not calculate U.S. taxes on undistributed earnings of foreign subsidiaries because substantially all such earnings are expected to be reinvested indefinitely.

o. Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including stock options and employee stock purchases under employee stock purchase plans. The Company records compensation expense on a straight-line basis over the vesting period for employee stock options based on the estimated fair value of the options on the date of the grant using the Black-Scholes option-pricing model. The stock options granted to non-employees are valued using the Black-Scholes option-pricing model based on the market price of the underlying common stock on the “valuation date,” which for options to non-employees is the vesting date. Expense related to the options granted to non-employees is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.

p. Asset Retirement Obligations

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

The Company has entered into ground leases for the land underlying the majority of the Company’s towers. A majority of these leases require the Company to restore leaseholds to their original condition upon termination of the ground lease. The asset retirement obligation at December 31, 2009 and December 31, 2008 was $4.6 million and $4.2 million, respectively, and is included in other long-term liabilities on the Consolidated Balance Sheets. Upon settlement of the obligations, any difference between the cost to retire an asset and the recorded liability is recorded in the Consolidated Statements of Operations as a gain or loss. In determining the impact of the asset retirement obligations, the Company considered the nature and scope of the contractual restoration obligations contained in the Company’s third party ground leases, the historical retirement experience as an indicator of

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

future restoration probabilities, intent in renewing existing ground leases through lease termination dates, current and future value and timing of estimated restoration costs and the credit adjusted risk-free rate used to discount future obligations.

The following summarizes the activity of the asset retirement obligation liability:

	For the year ended December 31,
	2009	2008
	(in thousands)
Asset retirement obligation at January 1	$4,198	$2,869
Fair value of liability recorded for the Optasite, Light Tower and Tower Co acquisitions	—	723
Additional liabilities accrued	160	348
Accretion expense	314	316
Revision in estimates	(31)	(58)

Ending balance	$4,641	$4,198

q. Loss Per Share

The Company has potential common stock equivalents related to its outstanding stock options and convertible senior notes. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive in calculating the full year earnings per share. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computations are the same for all periods presented in the Consolidated Statements of Operations.

r. Comprehensive Loss

Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net loss and “other comprehensive loss.” Comprehensive loss is presented in the Consolidated Statements of Shareholders’ Equity.

s. Foreign Currency Translation

All assets and liabilities of foreign subsidiaries that do not utilize the United States dollar as its functional currency are translated at period-end rates of exchange, while revenues and expenses are translated at monthly weighted average rates of exchange for the year. Unrealized translation gains and losses are reported as foreign currency translation adjustments through other comprehensive loss in shareholders’ equity.

t. Reclassifications

Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

4. CURRENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Amendments Based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASU 2009-01”), which states that the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB. The codification does not change existing GAAP but instead is a major restructuring of accounting and reporting standards designed to simplify user access to all authoritative GAAP by providing the authoritative literature in a topically organized structure. On the effective date the Codification supersedes all then-existing non-SEC accounting and reporting standards. The FASB will no longer issue new standards in the form of statements, instead it will issue accounting standard updates. ASU 2009-01 became effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009 and the adoption did not have any impact on the Company’s financial condition, results of operations and cash flows.

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

The FASB also issued business combinations accounting guidance which requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices some of which could have a material impact on how the Company accounts for business combinations. These changes include, among other things, expensing acquisition costs as incurred as a component of operating expense. Effective January 1, 2009, these costs are reflected as acquisition related expenses in the Company’s consolidated statement of operations. The Company historically capitalized these acquisition costs as part of the purchase price and then amortized these costs using the straight-line method over the life of the acquired intangible assets. This accounting guidance also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of a business combination. This accounting guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company adopted this accounting guidance effective January 1, 2009.

The FASB issued accounting guidance for intangibles other than goodwill which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This accounting guidance is effective for fiscal years beginning after December 15, 2008 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) which will require new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The FASB also clarified existing fair value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. ASU 2010-06 is effective for fiscal years beginning after December 15, 2009. The Company will incorporate the disclosure requirements of ASU No. 2010-06 in the first quarter of 2010.

The FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 amends fair value accounting by providing additional guidance clarifying the measurement of liabilities at fair value. ASU 2009-05 addresses several key issues with respect to estimating the fair value of liabilities and clarifies how the price of a traded debt security should be considered in estimating the fair value of the issuer’s liability. ASU 2009-05 became effective for financial statements issued for interim and annual reporting periods

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ending after its issuance (August 2009). The adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The FASB issued fair value accounting guidance which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This accounting guidance is effective for interim reporting periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The Company adopted this accounting guidance and have incorporated all applicable disclosures.

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

The FASB issued fair value accounting guidance which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. This accounting guidance was effective for fiscal years beginning after November 15, 2007. In February 2008, FASB issued additional guidance which excluded leases and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. In addition the additional guidance delayed the effective date to fiscal years beginning after November 15, 2008, or in fiscal 2009 for the Company, and interim periods within those fiscal years for fair value measurements for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued additional accounting guidance which clarifies the application of fair value measurements in an inactive market by providing an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for the financial asset is inactive. Effective January 1, 2008, the guidelines of fair value measurement were applied in recording the Company’s investments. Effective January 1, 2009, the guidelines of fair value measurements were applied to non-financial assets and non-financial liabilities (see Note 5).

The FASB issued subsequent events accounting guidance which established principles and requirements for disclosing subsequent events. This accounting guidance is effective for interim or annual financial periods ending after June 15, 2009, and is applied prospectively. The Company adopted this accounting guidance.

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

The FASB issued derivative and hedging accounting guidance which expands the disclosure requirements for derivative instruments and hedging activities. This accounting guidance is effective for financial statements issued

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for fiscal years and interim periods beginning after November 15, 2008 and the adoption did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

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

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Items Measured at Fair Value on a Recurring Basis—The carrying values of the Company’s financial instruments that approximate fair value due to the short maturity of those instruments primarily includes cash and cash equivalents, short-term investments, restricted cash, accounts receivable, and accounts payable. These financial instruments are valued using Level 1 inputs. Level 1 valuations rely on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Long-term investments which are included in other assets on the Company’s Consolidated Balance Sheet consist of U.S. treasuries, corporate bonds and auction rate securities (see Note 3 for additional information).

During the year ended December 31, 2009, there were no changes in the fair value of the auction rate securities. The Company recorded $13.3 million of other–than–temporary impairment charges in other income (expense) on its Consolidated Statements of Operations for the year ended December 31, 2008. The Company determined the other-than-temporary impairment charge for the year ended December 31, 2008 based on a variety of factors, including the significant decline in fair value indicated for the individual investments, the adverse market conditions impacting auction rate securities and the exercise of the put rights that resulted in the Company owning shares of FGIC Preferred Stock and shares of Ambac Preferred Stock.

The Company has estimated the fair value of these auction rate securities based on values provided by a third party valuation firm utilizing a Level 3 valuation methodology. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Management validated the assumptions used in the valuation including the ultimate time horizon over which dividends are anticipated to be paid on the preferred stock, the coupon rate for these securities, and the appropriate discount margins. The Company continues to monitor market and other conditions in assessing whether further changes in the fair value of these securities are warranted. Due to the lack of a market for Ambac Preferred Stock and FGIC Preferred Stock, the established fair value of these securities is a matter of judgment. These estimated fair values could change based on future market conditions and as such, the Company may be required to record additional unrealized losses for impairment if the Company determines there are further declines in their fair value.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending balances for the auction rate investments that use significant unobservable inputs (Level 3) as of December 31, 2009 and 2008 is as follows (in thousands):

Auction Rate Securities
(in thousands)
Beginning balance, December 31, 2007	$55,142
Sales	(40,900)
Other-than-temporary impairment charge	(13,256)

Ending balance, December 31, 2008	986
Sales	—
Realized/unrealized gains and losses	—

Ending balance, December 31, 2009	$986

Items Measured at Fair Value on a Nonrecurring Basis—The Company’s long-lived assets (see Note 3), intangibles, asset retirement obligations (see Note 3) and earnouts related to acquisitions (see Note 7) are measured at fair value on a nonrecurring basis using level 3 inputs. The fair value of the long-lived assets, intangibles and asset retirement obligations are calculated using a discount cash flow model. The fair value of the earnouts is based on the estimated earnout payments. During the year ended December 31, 2009 the Company recorded a $3.9 million impairment on its long-lived and intangible assets (see Note 17).

Fair Value of Financial Instruments—The carrying value of the Company’s financial instruments, with the exception of long-term debt including current portion, reasonably estimate the related fair values as of December 31, 2009 and December 31, 2008.

The following table reflects fair values, principal values and carrying values of the Company’s debt instruments. The Company determines fair value of its debt securities utilizing various sources including quoted prices and indicative quotes (that is non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices.

	At December 31, 2009			At December 31, 2008
	Fair Value	Principal Value	Accreted Carrying Value	Fair Value	Principal Value	Accreted Carrying Value
	(in millions)
8.0% Senior Notes due 2016	$388.1	$375.0	$372.6	$—	$—	$—
8.25% Senior Notes due 2019	$393.8	$375.0	$371.9	$—	$—	$—
0.375% Convertible Senior Notes	$34.2	$30.4	$28.6	$112.5	$138.1	$122.0
1.875% Convertible Senior Notes	$564.4	$550.0	$432.5	$314.5	$550.0	$403.7
4.0% Convertible Senior Notes	$652.5	$500.0	$342.8	$—	$—	$—
2006 CMBS Certificates	$961.5	$940.6	$940.6	$839.0	$1,090.7	$1,090.7
2005 CMBS Certificates	$—	$—	$—	$334.8	$398.8	$398.8
Senior Secured Revolving Credit Facility	$—	$—	$—	$205.9	$230.6	$230.6
Optasite Credit Facility	$—	$—	$—	$135.7	$149.0	$146.4

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. RESTRICTED CASH

Restricted cash consists of the following:

	As of December 31, 2009	As of December 31, 2008	Included on Balance Sheet
	(in thousands)
CMBS Certificates	$29,108	$36,182	Restricted cash - current asset
Payment and performance bonds	1,177	2,417	Restricted cash - current asset
Surety bonds and workers compensation	11,097	16,660	Other assets - noncurrent

Total restricted cash	$41,382	$55,259

CMBS Certificates relate to cash held in escrow to fund certain reserve accounts relating to the CMBS Certificates (see Note 3). Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of December 31, 2009, the Company had $18.3 million in bonds for which it is only required to post $9.2 million in collateral. In addition, as of December 31, 2009 and December 31, 2008, the Company had pledged $2.4 million and $2.0 million, respectively, as collateral related to its workers compensation policy. These amounts are included in other assets on the Company’s Consolidated Balance Sheets.

7. ACQUISITIONS

During the year ended December 31, 2009, the Company acquired 376 completed towers and related assets and liabilities from various sellers and an interest in a Canadian entity whose holdings consisted of 52 towers and related assets and liabilities. The aggregate consideration paid for these towers and the equity interest and related assets was approximately $187.0 million, consisting of $171.4 million of cash and approximately 642,000 shares of Class A common stock (excluding any working capital adjustments). The Company accounted for the above tower acquisitions under the acquisition method of accounting. The acquisitions are recorded at fair market value at the date of each acquisition. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions. In addition, in 2009 as part of the ground lease purchase program, the Company paid $4.2 million in cash for long-term lease extensions and $15.0 million for land and perpetual easement purchases, consisting of $11.6 million paid in cash and $3.4 million paid through the issuance of approximately 143,000 shares of the Company’s Class A common stock.

On September 16, 2008, a wholly-owned subsidiary of the Company merged with Optasite Holding Company Inc. (“Optasite”) and Optasite became a wholly-owned subsidiary of the Company. As of the closing, Optasite owned 528 tower sites, located in 31 states, Puerto Rico and the U.S. Virgin Islands and had approximately 38 managed site locations. Pursuant to the terms of the merger agreement, the Company issued 7.25 million shares of SBA Class A common stock to the Optasite security holders, assumed Optasite’s fully-drawn $150 million senior credit facility (see Note 13) and assumed approximately $26.9 million of additional liabilities. The aggregate consideration paid for Optasite was approximately $433.3 million (excluding any working capital adjustments). The results of operations of Optasite are included with those of the Company from the date of the acquisition.

On October 20, 2008, a wholly-owned subsidiary of the Company acquired Light Tower Wireless, LLC (“Light Tower”), the wireless infrastructure subsidiary of Light Tower, LLC. Light Tower became a wholly-owned subsidiary of the Company. As of the closing, Light Tower owned 340 wireless communications towers, five managed sites and five distributed antenna system (“DAS”) networks. The aggregate purchase price paid for

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these towers and related assets was approximately $224.0 million (excluding any working capital adjustments) which was paid in cash. The results of operations of Light Tower are included with those of the Company from the date of the acquisition.

In addition to the Optasite and Light Tower acquisitions, during the year ended December 31, 2008, the Company acquired 587 completed towers (including 423 towers from the TowerCo, LLC acquisition) and related assets and liabilities from various sellers as well as the equity interest of six entities, whose holdings consisted of 114 towers and related assets and liabilities. The aggregate consideration paid for these towers and related assets was $479.6 million, consisting of $441.1 million in cash and approximately 1.2 million shares of Class A common stock valued at $38.5 million (excluding any working capital adjustments). The Company accounted for all of the above tower acquisitions at fair market value at the date of each acquisition. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions. Also, during 2008, the Company paid in cash $19.9 million for land and easement purchases and $3.3 million for long-term lease extensions related to the land underneath the Company’s towers.

During the year ended December 31, 2007, the Company acquired 529 completed towers, related assets and liabilities from various sellers as well as the equity interest of three entities, whose assets consisted of approximately 83 towers and related assets and liabilities. The aggregate net consideration paid for these additional assets was $330.0 million, consisting of $166.3 million in cash and approximately 4.7 million shares of Class A common stock valued at $163.7 million (excluding any working capital adjustments). The Company accounted for all of the above tower acquisitions at fair market value at the date of each acquisition. The results of operations of the acquired assets are included with those of the Company from the dates of their respective acquisitions. Also, during 2007, the Company paid in cash $23.4 million for land and easement purchases in addition to $10.9 million spent for long-term lease extensions related to the land underneath the Company’s towers.

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

From time to time, the Company agrees to pay additional consideration in connection with its acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the one to three years after they have been acquired. In certain acquisitions, the additional consideration may be paid in cash or shares of Class A common stock at the Company’s option (see Note 20). The Company accrues for contingent consideration at fair value based on the expected contingent payments. Prior to January 1, 2009, the Company recorded such obligations as additional consideration when it became probable that the targets would be met.

Subsequent to December 31, 2009, the Company acquired 14 towers from third party sellers and an equity interest in DAS provider Extenet Systems, inc. in exchange for $42.9 million in cash and a contribution of the Company’s six DAS networks.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of December 31, 2009			As of December 31, 2008
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
	(in thousands)
Current Contract Intangibles	$1,099,164	$(173,351)	$925,813	$1,022,022	$(103,837)	$918,185
Network Location Intangibles	610,222	(100,444)	509,778	569,301	(62,354)	506,947

Intangible assets, net	$1,709,386	$(273,795)	$1,435,591	$1,591,323	$(166,191)	$1,425,132

All intangibles noted above are contained in the Company’s site leasing segment. The Company amortizes its intangibles using the straight line method over fifteen years. Amortization expense relating to the intangible assets above was $107.6 million, $77.5 million and $54.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the purchase price is finalized for each acquisition.

Estimated amortization expense on the Company’s current contract and network location intangibles is as follows:

For the year ended December 31,	(in thousands)
2010	$113,959
2011	113,959
2012	113,959
2013	113,959
2014	113,959
Thereafter	865,796

Total	$1,435,591

9. PROPERTY AND EQUIPMENT, NET

Property and Equipment, net (including assets held under capital leases) consists of the following:

	As of December 31, 2009	As of December 31, 2008
	(in thousands)
Towers and related components	$2,259,405	$2,136,179
Construction-in-process	11,477	10,295
Furniture, equipment and vehicles	22,804	29,563
Land, buildings and improvements	117,926	102,898

	2,411,612	2,278,935
Less: accumulated depreciation	(914,674)	(776,263)

Property and equipment, net	$1,496,938	$1,502,672

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations.

Depreciation expense was $150.6 million, $133.7 million, and $114.8 million for the years ended December 31, 2009, 2008, and 2007, respectively. At December 31, 2009 and 2008, non-cash capital expenditures that are included in accounts payable and accrued expenses were $1.9 million and $2.7 million, respectively.

10. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of the following:

	As of December 31, 2009	As of December 31, 2008
	(in thousands)
Costs incurred on uncompleted contracts	$32,567	$43,945
Estimated earnings	11,282	13,486
Billings to date	(33,800)	(47,132)

	$10,049	$10,299

These amounts are included in the accompanying consolidated balance sheets under the following captions:

	As of December 31, 2009	As of December 31, 2008
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$10,392	$10,658
Billings in excess of costs and estimated earnings on uncompleted contracts	(343)	(359)

	$10,049	$10,299

At December 31, 2009, five significant customers comprised 83.2% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, while at December 31, 2008, five significant customers comprised 66.7% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Percentage of Total Revenues for the year ended December 31,
	2009	2008	2007
AT&T (1)	23.8%	23.1%	22.9%
Sprint (2)	21.9%	25.0%	32.6%
Verizon Wireless (3)	15.4%	15.6%	13.6%
T-Mobile	13.7%	11.2%	7.5%

The Company’s site leasing, site development consulting and site development construction segments derive revenue from these customers. Client percentages of total revenue in each of the segments are as follows:

	Percentage of Site Leasing Revenues for the year ended December 31,
	2009	2008	2007
AT&T (1)	27.7%	27.6%	28.0%
Sprint (2)	25.3%	27.3%	29.1%
Verizon Wireless (3)	16.0%	15.7%	14.4%
T-Mobile	11.8%	10.7%	8.4%

	Percentage of Site Development Consulting Revenues for the year ended December 31,
	2009	2008	2007
Verizon Wireless (3)	23.6%	24.2%	17.5%
T-Mobile	13.9%	7.6%	0.4%
Metro PCS	5.8%	13.3%	3.9%
Sprint (2)	0.5%	22.9%	59.9%

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Percentage of Site Development Construction Revenues for the year ended December 31,
	2009	2008	2007
T-Mobile	28.2%	15.8%	5.8%
Nsoro Mastec, LLC	24.9%	2.4%	0.3%
Metro PCS	9.0%	11.9%	1.1%
Verizon (3)	8.3%	12.3%	7.4%
Sprint (2)	1.8%	10.8%	40.1%

(1)	2007 and 2008 numbers have been restated due to 2009 merger of AT&T and Centennial
(2)	2007 and 2008 numbers have been restated due to 2009 merger of Sprint and IPCS Wireless
(3)	2007 and 2008 numbers have been restated due to 2009 merger of Verizon and Alltel

Five significant customers comprised 48.3% of total gross accounts receivable at December 31, 2009 compared to five significant customers which comprised 41.7% of total gross accounts receivable at December 31, 2008.

12. ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of December 31, 2009	As of December 31, 2008
	(in thousands)
Accrued earnouts	$8,039	$—
Salaries and benefits	4,819	3,956
Real estate and property taxes	5,674	7,734
Other	9,578	9,839

	$28,110	$21,529

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. DEBT

Debt consists of the following:

	As of December 31, 2009	As of December 31, 2008
		(as adjusted)
	(in thousands)
Commercial mortgage pass-through certificates, series 2005-1, secured.
Interest at fixed rates ranging from 5.369% to 6.706%. Paid off in July 2009.	$—	$398,800

Commercial mortgage pass-through certificates, series 2006-1, secured.
Interest at fixed rates ranging from 5.314% to 7.825%. Anticipated repayment date of November 9, 2011.	940,609	1,090,747

0.375% Convertible Senior Notes due 2010. Principal balance of $30.4 million and $138.1 million as of December 31, 2009 and December 31, 2008, respectively.	28,648	121,965

1.875% Convertible Senior Notes due 2013. Principal balance of $550.0 million as of December 31, 2009 and December 31, 2008.	432,459	403,754

4.0% Convertible Senior Notes due 2014. Principal balance of $500.0 million as of December 31, 2009.	342,820	—

8.0% Senior Notes due 2016. Principal balance of $375.0 million as of December 31, 2009.	372,604	—

8.25% Senior Notes due 2019. Principal balance of $375.0 million as of December 31, 2009.	371,910	—

Senior Credit Facility originated in January 2008. Maturity date of January 18, 2011.	—	230,552

Optasite Credit Facility paid off and terminated in July 2009. Principal balance of $149.0 million as of December 31, 2008.	—	146,412

Total debt	2,489,050	2,392,230
Less: current maturities of long-term debt	(28,648)	(6,000)

Total long-term debt, net of current maturities	$2,460,402	$2,386,230

The aggregate principal amount of long-term debt maturing in each of the next five years is $30.4 million in 2010, $940.6 million in 2011, $0 in 2012, $550.0 million in 2013, $500.0 million in 2014 and $750.0 million thereafter.

The CMBS Certificates

Commercial Mortgage Pass-Through Certificates, Series 2005-1

On November 18, 2005, an indirect subsidiary of SBA Communications established a trust (the “Trust”), which sold in a private transaction, $405.0 million of 2005 CMBS Certificates, Series 2005-1 (the “2005 CMBS Certificates”).

The 2005 CMBS Certificates consisted of five classes with annual pass-through interest rates ranging from 5.369% to 6.706%. The weighted average annual fixed coupon interest rate of the 2005 CMBS Certificates was 5.6%, payable monthly, and the effective weighted average annual fixed interest rate was 4.8%, after giving effect to the settlement of two interest rate swap agreements entered into in contemplation of the transaction (see Note 14).

On July 28, 2009, the Company repaid the remaining principal balance of $380.2 million of the 2005 CMBS Certificates and paid $10.1 million for related prepayment consideration plus accrued interest and fees. During the year ended December 31, 2009, but prior to the payoff of the principal balance, the Company repurchased an

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

aggregate of $18.6 million, in principal amount of 2005 CMBS Certificates for $16.6 million in cash. The Company recorded in its Consolidated Statements of Operations for the year ended December 31, 2009 a $7.2 million net loss on the early extinguishment of debt. During 2008, the Company repurchased an aggregate of $6.2 million in principal amount of the 2005 CMBS Certificates for $5.5 million in cash. The Company recorded in its Consolidated Statements of Operations for the year ended December 31, 2008 a $0.7 million gain on early extinguishment of debt.

Commercial Mortgage Pass-Through Certificates, Series 2006-1

On November 6, 2006, the Trustee issued in a private transaction $1.15 billion of 2006 CMBS Certificates, Series 2006-1 (the “2006 CMBS Certificates” and collectively with the 2005 CMBS Certificates referred to as the “CMBS Certificates”).

The 2006 CMBS Certificates consist of nine classes with annual pass-through interest rates ranging from 5.314% to 7.825%. The weighted average annual fixed coupon interest rate of the 2006 CMBS Certificates at December 31, 2009 was 5.9%, payable monthly, and the effective weighted average annual fixed interest rate was 6.2% after giving effect to the settlement of the nine interest rate swap agreements entered into in contemplation of the transaction (see Note 14). The 2006 CMBS Certificates have an anticipated repayment date in November 2011 with a final repayment date in 2036.

During the year ended 2009, the Company repurchased an aggregate of $150.1 million in principal amount of 2006 CMBS Certificates for $150.5 million in cash. The Company recorded in its Consolidated Statements of Operations for the year ended December 31, 2009 a $2.7 million loss on the early extinguishment of debt. During 2008, the Company repurchased an aggregate of $59.3 million in principal amount of 2006 CMBS Certificates for $39.8 million in cash and recorded in its Consolidated Statements of Operations for the year ended December 31, 2008 a $18.2 million gain on early extinguishment of debt.

Subsequent to December 31, 2009, the Company repurchased an aggregate of $2.0 million in principal amount of 2006 CMBS Certificates for $2.1 million in cash.

The assets of the Trust, which issued both the 2005 CMBS Certificates and the 2006 CMBS Certificates, consist of a non-recourse mortgage loan initially made in favor of SBA Properties as the initial borrower. In connection with the issuance of the 2006 CMBS Certificates, each of SBA Sites, Inc., SBA Structures, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc. and SBA Towers USVI, Inc. were added as additional borrowers under the mortgage loan and the principal amount of the mortgage loan was increased by $1.15 billion to an aggregate of $1.56 billion.

On July 28, 2009, in connection with the repayment of the 2005 CMBS Certificates, SBA Towers, Inc., SBA Puerto Rico, Inc. and SBA Towers USVI, Inc. were released from their obligations under the mortgage loan underlying the CMBS Certificates. Effective July 28, 2009, SBA Properties Inc., SBA Sites, Inc., and SBA Structures, Inc., (the “Borrowers”) were the remaining borrowers under the mortgage loan and the mortgage loan is to be paid from the operating cash flows from the aggregate 3,746 tower sites owned by the Borrowers (the “CMBS Towers”). Subject to certain limited exceptions described below, no payments of principal will be required to be made in relation to the components of the mortgage loan corresponding to the 2006 CMBS Certificates prior to November 2011, which is the anticipated repayment date for the remaining components of the mortgage loan. The Borrowers are special purpose vehicles which exist solely to hold the towers which are subject to the securitization. The Borrowers are jointly and severally liable under the mortgage loan.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The mortgage loan consists of multiple tranches, or components, each of which has terms that are identical to the subclass of CMBS Certificates to which it relates. Any time prior to November 2011, the Borrowers may prepay the mortgage loan in whole or in part for the components of the mortgage loan corresponding to the 2006 CMBS Certificates upon payment of the applicable prepayment consideration. The prepayment consideration is determined per class and consists of an amount equal to the excess, if any, of (1) the present value on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date that is nine months prior to the anticipated repayment date, assuming the entire unpaid principal amount of such class is required to be paid, over (2) that portion of the principal balance of such class prepaid on the date of such prepayment. If the prepayment occurs (i) within nine months of the anticipated repayment date, (ii) with proceeds received as a result of any condemnation or casualty of the Borrowers’ sites or (iii) during an amortization period, no prepayment consideration is due. The entire unpaid principal balance of the mortgage loan components corresponding to the 2006 CMBS Certificates will be due in November 2036. However, to the extent that the full amount of the mortgage loan component corresponding to the 2006 CMBS Certificates are not fully repaid by their respective anticipated repayment dates, the interest rate of each component would increase by the greater of (i) 5% or (ii) the amount, if any, by which the sum of (x) the ten-year U.S. treasury rate plus (y) the credit-based spread for such component (as set forth in the mortgage loan agreement) plus (z) 5%, exceeds the original interest rate for such component.

The mortgage loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the CMBS tower sites and their operating cash flows, (2) a security interest in substantially all of the Borrowers’ personal property and fixtures, (3) the Borrowers’ rights under the management agreement they entered into with SBA Network Management, Inc. (“SBA Network Management”), relating to the management of the Borrowers’ tower sites by SBA Network Management pursuant to which SBA Network Management arranges for the payment of all operating expenses and the funding of all capital expenditures out of amounts on deposit in one or more operating accounts maintained on the Borrowers’ behalf, (4) the Borrowers’ rights under certain site management agreements, (5) the Borrowers’ rights under certain tenant leases, (6) the pledge by SBA CMBS-1 Guarantor, LLC and SBA CMBS-1 Holdings, LLC of equity interests of the initial borrower and SBA CMBS-1 Guarantor, LLC, (7) the various deposit accounts and collection accounts of the Borrowers and (8) all proceeds of the foregoing. For each calendar month, SBA Network Management is entitled to receive a management fee equal to 7.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

In connection with the issuance of the CMBS Certificates, the Company established a deposit account into which all rents and other sums due on the CMBS Towers are directly deposited by the lessees and are held by the indenture trustee. The monies held by the indenture trustee after the release date are classified as restricted cash on the Company’s Consolidated Balance Sheets (see Note 6). However, if the debt service coverage ratio, defined as the net cash flow (as defined in the Mortgage Loan Agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the debt service coverage ratio exceeds 1.15 times for a calendar quarter. As of December 31, 2009, the Borrowers met the required debt service coverage ratio as defined by the mortgage loan agreement.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

0.375% Convertible Senior Notes due 2010

On March 26, 2007, the Company issued $350.0 million of its 0.375% Convertible Senior Notes (the “0.375% Notes”). Interest is payable semi-annually on June 1 and December 1. The 0.375% Notes have a maturity date of December 1, 2010. The Company incurred fees of $8.6 million with the issuance of the 0.375% Notes of which $6.8 million was recorded as deferred financing fees and $1.8 million was recorded as a reduction of shareholders’ equity.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

proceeds from the issuance of the warrants were $27.3 million. The proceeds for the issuance of the warrants were recorded as an increase to additional paid-in capital on the Company’s Consolidated Balance Sheet.

During the year ended December 31, 2009, the Company consummated privately negotiated exchanges of the 0.375% Notes for Class A common stock in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. Pursuant to these exchanges, the Company issued approximately 618,000 shares of the Company’s Class A common stock in exchange for $12.5 million in principal amount of 0.375% Notes. In addition, the Company also repurchased an aggregate of $95.2 million in principal amount of 0.375% Notes for $90.6 million in cash. The Company recorded a gain on the early extinguishment of debt of $6.1 million and a net reduction to additional paid in capital of $0.6 million related to these transactions.

During the year ended December 31, 2008, the Company consummated privately negotiated exchanges of the 0.375% Notes for Class A common stock in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. During the fourth quarter of 2008, the Company issued approximately 3,407,914 shares of the Company’s Class A common stock in exchange for $73.8 million in principal amount of 0.375% Notes. In addition, the Company also repurchased an aggregate of $138.1 million in principal amount of 0.375% Notes for $102.5 million in cash. The Company recorded a gain on the early extinguishment of debt of $25.7 million and a net increase to additional paid in capital of $54.3 million related to these transactions.

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

The Company is amortizing the debt discount on the 0.375% Notes utilizing the effective interest method over the life of the 0.375% Notes which increases the effective interest rate of the 0.375% Notes from its coupon rate of 0.375% to 6.9%. The Company incurred cash interest expense of $0.2 million, $1.2 million and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company recorded non-cash interest expense of $3.7 million, $17.2 million and $14.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, the carrying amount of the equity component related to the 0.375% Notes was $60.1 million.

The maturity date of the 0.375% Notes is December 1, 2010, as such, the Notes are reflected in current maturities of long-term debt in the Company’s Consolidated Balance Sheets at carrying value. The following table summarizes the balances for the 0.375% Notes:

	As of December 31, 2009	As of December 31, 2008
		(as adjusted)
	(in thousands)
Principal balance	$30,403	$138,149
Debt discount	(1,755)	(16,184)

Carrying value	$28,648	$121,965

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.875% Convertible Senior Notes due 2013

On May 16, 2008, the Company issued $550.0 million of its 1.875% Convertible Senior Notes (the “1.875% Notes”). Interest is payable semi-annually on May 1 and November 1. The 1.875% Notes have a maturity date of May 1, 2013. The Company incurred fees of $12.9 million with the issuance of the 1.875% Notes of which $9.1 million was recorded as deferred financing fees and $3.8 million was recorded as a reduction of shareholders’ equity.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

aggregate proceeds from the warrant transactions were $56.2 million. The proceeds from issuance of the warrants were recorded as an increase to additional paid-in capital on the Company’s Consolidated Balance Sheets.

One of the convertible note hedge transactions entered into in connection with the 1.875% Notes was with Lehman Brothers OTC Derivatives Inc. (“Lehman Derivatives”). The convertible note hedge transaction with Lehman Derivatives covers 55% of the 13,265,780 shares of the Company’s Class A common stock potentially issuable upon conversion of the 1.875% Notes. In October 2008, Lehman Derivatives filed a motion for protection under Chapter 11 of the United States Bankruptcy Code. The filing by Lehman Derivatives of a voluntary Chapter 11 bankruptcy petition constituted an “event of default” under the convertible note hedge transaction with Lehman Derivatives. As a result, on November 7, 2008 the Company terminated the convertible note hedge transaction with Lehman Derivatives. Based on information available to the Company, there is no indication, as of the date of filing this Form 10-K, that any party other than Lehman Derivatives would be unable to fulfill their obligations under the convertible note hedge transactions.

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

The Company is amortizing the debt discount on the 1.875% Notes utilizing the effective interest method over the life of the 1.875% Notes which increases the effective interest rate of the 1.875% Notes from its coupon rate of 1.875% to 9.4%. The Company incurred cash interest expense of $10.3 million and $6.5 million for each of the years ended December 31, 2009 and 2008, respectively and non-cash interest expense of $28.7 million and $16.8 million for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, the carrying amount of the equity component related to the 1.875% Notes was $159.2 million.

The 1.875% Notes are reflected in long-term debt in the Company’s Consolidated Balance Sheets at carrying value. The following table summarizes the balances for the 1.875% Notes:

	As of December 31, 2009	As of December 31, 2008
		(as adjusted)
	(in thousands)
Principal balance	$550,000	$550,000
Debt discount	(117,541)	(146,246)

Carrying value	$432,459	$403,754

4.0% Convertible Senior Notes due 2014

On April 24, 2009, the Company issued $500.0 million of its 4.0% Convertible Senior Notes (“4.0% Notes”) in a private placement transaction. Interest on the 4.0% Notes is payable semi-annually on April 1 and October 1. The maturity date of the 4.0% Notes is October 1, 2014. The Company incurred fees of $11.7 million with the issuance of the 4.0% Notes of which $7.7 million was recorded as deferred financing fees and $4.0 million was recorded as a reduction to shareholders’ equity.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concurrently with the pricing of the 4.0% Notes, the Company entered into convertible note hedge transactions whereby the Company purchased from affiliates of certain of the initial purchasers of the 4.0% Notes an option covering 16,458,196 shares of its Class A common stock at an initial strike price of $30.38 per share (the same as the initial conversion price of the notes). Separately and concurrently with the pricing of the 4.0% Notes, the Company entered into warrant transactions whereby it sold to affiliates of certain of the initial purchasers of the 4.0% Notes warrants to acquire 16,458,196 shares of its Class A common stock at an initial price of $44.64 per share. The Company used approximately $61.6 million of the net proceeds from the 4.0% Notes offering plus the proceeds from the warrant transactions to fund the cost of the convertible note hedge transactions. The convertible note hedge transactions and the warrant transactions, taken as a whole, effectively increase the conversion price of the 4.0% Notes from $30.38 per share to $44.64 per share, reflecting a premium of 80% based on the closing stock price of $24.80 per share of the Company’s Class A common stock on April 20, 2009. The remaining net proceeds of $376.6 million were used for general corporate purposes, including repurchases or repayments of the Company’s outstanding debt.

The Company is amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate of the 4.0% Notes from its coupon rate of 4.0% to 13.0%. The Company incurred cash interest expense of $13.8 million for the year ended December 31, 2009 and non-cash interest expense of $15.8 million for the year ended December 31, 2009. As of December 31, 2009, the carrying amount of the equity component related to the 4.0% Notes was $169.0 million.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 4.0% Notes are reflected in long-term debt in the Company’s Consolidated Balance Sheets at carrying value. The following table summarizes the balances for the 4.0% Notes:

As of December 31, 2009
(in thousands)
Principal balance	$500,000
Debt discount	(157,180)

Carrying value	$342,820

Senior Notes

On July 24, 2009, the Company’s wholly-owned subsidiary Telecommunications issued $750 million of unsecured senior notes (“Senior Notes”), $375 million of which are due August 15, 2016 (“2016 Notes”) and $375 million of which are due August 15, 2019 (“2019 Notes”). The 2016 Notes have an interest rate of 8.00% and were issued at a price of 99.330% of their face value. The 2019 Notes have an interest rate of 8.25% and were issued at a price of 99.152% of their face value. Interest on the 2016 Notes and 2019 Notes is due semi-annually on February 15, and August 15 of each year beginning on February 15, 2010. Net proceeds of this offering were $727.9 million after deducting expenses and original issue discount.

Telecommunications used the net proceeds from this offering to repay the 2005 CMBS Certificates issued by its subsidiary and the related prepayment consideration, repay the Senior Credit Facility and repay and terminate the Optasite Credit Facility. Telecommunications also intends to repurchase prior to maturity or repay at maturity SBA’s outstanding 0.375% Notes. The remaining net proceeds are being used for general corporate purposes.

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

The Company is amortizing the debt discount on the 2016 Notes and the 2019 Notes utilizing the effective interest method over the life of the 2016 Notes and 2019 Notes, respectively. The Company incurred cash interest expense of $13.1 million and non-cash interest expense of $0.1 million for the year ended December 31, 2009, related to the 2016 Notes. The Company incurred cash interest expense of $13.5 million and non-cash interest expense of $0.1 million for the year ended December 31, 2009, related to the 2019 Notes.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is a holding company with no business operations of its own. The Company’s only significant asset is the outstanding capital stock of Telecommunications. The Company has fully and unconditionally guaranteed the Senior Notes issued by Telecommunications. The Company and Telecommunications have agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) pursuant to which Telecommunications will either offer to exchange each series of notes for substantially similar registered notes of the respective series or register the resale of the respective series of notes. The Company intends to consummate the exchange offer by July 19, 2010. To the extent that the exchange offer has not been consummated by July 19, 2010, the interest rate on the 2016 Notes and the 2019 Notes will increase 0.25% per annum for each 90-day period that the exchange offer has not been consummated following such date up to a maximum of 1.00% per annum.

Senior Credit Facility

On January 18, 2008, SBA Senior Finance, Inc. (“SBA Senior Finance”), an indirect wholly-owned subsidiary of the Company, entered into a $285.0 million Senior Credit Facility (the “Senior Credit Facility”) with several banks and other financial institutions or entities from time to time parties to the credit agreement. On March 5, 2008, SBA Senior Finance entered into a new lender supplement with The Royal Bank of Scotland Group in connection with the Senior Credit Facility, which increased the aggregate commitment of the lenders to $335.0 million. The Company incurred deferred financing fees of $2.8 million associated with the closing of this transaction.

In September 2008, the Company made a drawing request under the Senior Credit Facility and Lehman Commercial Paper, Inc. (“LCPI”), who was a lender under the Senior Credit Facility, did not fund its share of such request. As a result of such failure to fund, SBA delivered a letter to LCPI declaring that LCPI was in default of its obligations under the Senior Credit Facility agreement. In October 2008, LCPI filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code. LCPI, a subsidiary of Lehman Brothers Holding Inc. had committed $50.0 million of the original aggregate of $335.0 million in commitments under the Senior Credit Facility. As a result, the aggregate commitment of the Senior Credit Facility was reduced to $285.0 million. As a result of the bankruptcy filing of LCPI, the Company has written off unamortized deferred financing fees of $0.4 million in its Consolidated Statement of Operations for the year ended December 31, 2008.

Effective April 14, 2009, SBA Senior Finance entered into a New Lender Supplement with Barclays Bank PLC (“Barclays”). The New Lender Supplement added Barclays as a lender under the Senior Credit Facility and increased the aggregate commitment under the Senior Credit Facility from $285.0 million to $320.0 million, the availability of which is based on compliance with certain financial ratios. All other terms of the Senior Credit Facility remained the same.

Effective July 31, 2009, SBA Senior Finance entered into an Amendment and Restatement of the Credit Agreement (the “Restated Credit Agreement”). The Restated Credit Agreement primarily mirrors the material terms of the Senior Credit Facility and clarifies that the credit facility was scheduled to terminate on January 18, 2011. All other changes to the Senior Credit Facility have been incorporated within this disclosure.

The Senior Credit Facility may be borrowed, repaid and redrawn, subject to compliance with the financial and other covenants in the Restated Credit Agreement. Proceeds available under the facility may be used for the construction or acquisition of towers and for ground lease buyouts, and general corporate purposes including distributions to Telecommunications. Amounts borrowed under the facility accrue interest at the Eurodollar rate plus a margin that ranges from 150 basis points to 300 basis points or at a Base Rate (as defined in the Restated Credit Agreement) plus a margin that ranges from 50 basis points to 200 basis points, in each case based on the Consolidated Total Debt to Annualized Borrower EBITDA ratio (as defined in the Restated Credit Agreement and discussed below). A 0.5% per annum fee is charged on the amount of unused commitment.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Restated Credit Agreement requires SBA Senior Finance and SBA Communications to maintain specific financial ratios, including, at the SBA Senior Finance level, a Consolidated Total Debt to Annualized Borrower EBITDA ratio (as defined in the Restated Credit Agreement) that does not exceed 5.0x for any fiscal quarter and an Annualized Borrower EBITDA to Annualized Cash Interest Expense ratio (as defined in the Restated Credit Agreement) of not less than 2.0x for any fiscal quarter. In addition, the Company’s ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA ratio (as defined in the Restated Credit Agreement) for any fiscal quarter cannot exceed 9.9x. The Restated Credit Agreement also contains customary affirmative and negative covenants that, among other things, limit SBA Senior Finance’s ability to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions or merge or consolidate, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. As of December 31, 2009, SBA Senior Finance was in full compliance with the terms of the Senior Credit Facility.

Upon the occurrence of certain bankruptcy and insolvency events with respect to the Company or certain of our subsidiaries, the revolving credit loans automatically terminate and all amounts due under the Restated Credit Agreement and other loan documents become immediately due and payable. If certain other events of default occur, including failure to pay the principal and interest when due, a breach of the Company’s negative covenants, or failure to perform any other requirement in the Restated Credit Agreement, the Restated Guarantee and Collateral Agreement (as described below) and/or certain other debt instruments, including the Notes and the CMBS Certificates, then, with the permission of a majority of the lenders, the revolving credit commitments will terminate and all amounts due under the Restated Credit Agreement and other loan documents become immediately due and payable.

Amounts borrowed under the Senior Credit Facility will be secured by a first lien on substantially all of SBA Senior Finance’s assets not pledged under the CMBS Certificates and substantially all of the assets, other than leasehold, easement or fee interests in real property, of the guarantors. In connection with the Restated Credit Agreement, on July 28, 2009, SBA Communications, Telecommunications, SBA Senior Finance and certain of SBA Senior Finance’s subsidiaries, entered into an Amendment and Restatement of the Guarantee and Collateral Agreement in favor of Toronto Dominion (Texas) LLC, as administrative agent (the “Restated Guarantee and Collateral Agreement”). The Restated Guarantee and Collateral Agreement clarifies that only subsidiaries of SBA Senior Finance, rather than of SBA Communications (other than Telecommunications), are required to guarantee SBA Senior Finance’s obligations under the credit facility and added SBA Towers, Inc., SBA Puerto Rico, Inc. and SBA Towers USVI, Inc. as guarantors, as each of these entities had been released from its obligations under the mortgage loan underlying the CMBS Certificates.

During 2009, SBA Senior Finance borrowed $8.5 million and repaid $239.1 million under its senior credit facility, which is presented within “Cash flows from financing activities” on the Company’s Consolidated Statements of Cash Flows. The Company used or designated such proceeds for construction and acquisition of towers and for ground lease buyouts. As of December 31, 2009, the Company did not have any amounts outstanding under this facility. The Company had approximately $0.1 million of letters of credit posted against the availability of this credit facility outstanding. The weighted average interest rate for amounts borrowed under the Senior Credit Facility during the year ended December 31, 2009 and 2008 was 2.46% and 4.3%, respectively. As of December 31, 2009, availability under the credit facility was approximately $319.9 million.

On February 11, 2010, the Company terminated the Senior Credit Facility.

2010 Credit Facility

On February 11, 2010, SBA Senior Finance II, LLC (“SBA Senior Finance II”), an indirect wholly-owned subsidiary of the Company, entered into a credit agreement for a $500.0 million senior secured revolving credit facility (the “2010 Credit Facility”) with several banks and other financial institutions or entities from time to time

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

parties to the credit agreement (the “Credit Agreement”). Amounts borrowed under the 2010 Credit Facility will be secured by a first lien on the capital stock of SBA Telecommunications, Inc., SBA Senior Finance, Inc. and SBA Senior Finance II, and substantially all of the assets, other than leasehold, easement or fee interests in real property, of SBA Senior Finance II and the Subsidiary Guarantors (as defined in the Credit Agreement). The Company incurred deferred financing fees of $4.8 million associated with the closing of this transaction. As of February 26, 2010, availability under the 2010 Credit Facility was $500.0 million.

The 2010 Credit Facility consists of a revolving loan under which up to $500 million may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing as set forth in the Credit Agreement. Amounts borrowed under the 2010 Credit Facility accrue interest at the Eurodollar rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate (as defined in the Credit Agreement) plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (as defined in the Credit Agreement). A 0.375% to 0.5% per annum fee is charged on the amount of unused commitment. If it is not earlier terminated by SBA Senior Finance II, the 2010 Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, February 11, 2015. Proceeds available under the 2010 Credit Facility may be used for general corporate purposes.

The Credit Agreement requires SBA Senior Finance II and SBA Communications to maintain specific financial ratios, including, at the SBA Senior Finance II level, a ratio of Consolidated Total Debt to Annualized Borrower EBITDA (as defined in the Credit Agreement) that does not exceed 5.0x for any fiscal quarter, a ratio of Consolidated Total Debt and Net Hedge Exposure (as defined in the Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 5.0x for 30 consecutive days and a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (as defined in the Credit Agreement) of not less than 2.0x for any fiscal quarter. In addition, the Company’s ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for any fiscal quarter on an annualized basis cannot exceed 8.9x. The Credit Agreement also contains customary affirmative and negative covenants that, among other things, limit SBA Senior Finance II’s ability to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions or engage in certain asset dispositions, including a sale of all or substantially all of its assets.

The 2010 Credit Facility also permits the Company to request that one or more lenders (1) increase their proportionate share of the 2010 Credit Facility commitment, up to an additional $200 million in the aggregate and (2) provide SBA Senior Finance II term loans for an aggregate amount up to $800 million, without requesting consent of the other lenders. SBA Senior Finance II’s ability to request such increase of the 2010 Credit Facility or term loans is subject to its compliance with the conditions set forth in the Credit Agreement including, with respect to any term loan, compliance, on a pro forma basis, with the financial covenants and ratios set forth therein. Upon SBA Senior Finance II’s request, each lender may decide, in its sole discretion, whether to increase all or a portion of its revolving credit facility commitment or whether to provide SBA Senior Finance II term loans and if so upon what terms. As of December 31, 2009, had the 2010 Credit Facility been in place, SBA Senior Finance II would have had the ability to request term loans up to an aggregate principal amount of $325.0 million upon compliance with the terms of the Credit Agreement.

Optasite Credit Facility

On September 16, 2008, in connection with the acquisition of Optasite, the Company assumed Optasite’s fully drawn $150 million senior credit facility (the “Optasite Credit Facility”). The Company recorded the Optasite Credit Facility at its fair value of $147.0 million on the date of acquisition. Interest on the Optasite Credit Facility accrued at the one month Eurodollar Rate plus 165 basis points and interest payments were due monthly. Commencing November 1, 2008, the Company began paying the required installment payments on the Optasite

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility. On July 31, 2009, the Company paid off the facility in full and the facility was subsequently terminated. The Company recorded a loss on the early extinguishment of debt of $1.9 million.

The Company incurred cash interest expense of $1.8 million and $1.9 million for the years ended December 31, 2009 and 2008, respectively. The Company incurred non-cash interest expense of $0.8 million and $0.4 million for the years ended December 31, 2009 and 2008, respectively.

14. DERIVATIVE FINANCIAL INSTRUMENT

Optasite Derivative Instruments

The Company acquired various derivative instruments as part of the Optasite acquisition on September 16, 2008 which were valued at $4.4 million. The derivative instruments did not qualify for hedge accounting. The Company terminated the majority of the derivative instruments on October 3, 2008 for $3.9 million. For the year ended December 31, 2008, the Company recognized a net gain of $0.5 million on these derivatives, which is included in interest expense on the Company’s Consolidated Statements of Operations.

2006 CMBS Certificate Swaps

During 2006, an indirect wholly-owned subsidiary of the Company entered into nine forward-starting swap agreements (the “2006 CMBS Certificate Swaps”) in anticipation of the 2006 CMBS Transaction. In October 2006, the Company terminated the 2006 CMBS Certificate Swaps in connection with entering into the purchase and sale agreement for the 2006 CMBS Certificates (see Note 13). The Company determined a portion of the swaps to be an effective cash flow hedge and as a result, recorded a deferred loss of $12.8 million in accumulated other comprehensive loss, net of applicable income taxes on the Company’s Consolidated Balance Sheets. The deferred loss is being amortized utilizing the effective interest method over the anticipated five year life of the 2006 CMBS Certificates and increases the effective interest rate on these certificates by 0.3%.

The Company recorded amortization of $2.3 million, $2.4 million and $2.3 million as non-cash interest expense on the Company’s Consolidated Statements of Operations for year ended December 31, 2009, 2008 and 2007, respectively.

2005 CMBS Certificate Swaps

On June 22, 2005, an indirect wholly-owned subsidiary of the Company entered into two forward-starting interest rate swap agreements (the “2005 CMBS Certificate Swaps”) in anticipation of the 2005 CMBS Transaction. On November 4, 2005, the Company entered into a purchase agreement regarding the purchase and sale of 2005 CMBS Certificates (see Note 13). In connection with this agreement, the Company terminated the 2005 CMBS Certificate Swaps. The Company determined the swaps to be an effective cash flow hedge and as a result, recorded a deferred gain of $14.8 million in accumulated other comprehensive loss, net of applicable income taxes on the Company’s Consolidated Balance Sheets. The deferred gain was being amortized utilizing the effective interest method over the anticipated five year life of the 2005 CMBS Certificates and reduced the effective interest rate on these certificates by 0.8%. On July 28, 2009, the Company recognized the remaining unamortized net deferred gain of $3.9 million in connection with the repayment of the 2005 CMBS Certificates.

The Company recorded amortization of $1.7 million, $3.0 million and $2.8 million as an offset to non-cash interest expense on the Company’s Consolidated Statements of Operations for the year ended December 31, 2009, 2008 and 2007, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SHAREHOLDERS’ EQUITY

Common Stock equivalents

The Company has potential common stock equivalents related to its outstanding stock options (see Note 16) and Convertible Senior Notes (see Note 13). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive for the years ended December 31, 2009, 2008 and 2007. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for the years presented.

Stock Repurchases

The Company’s Board of Directors authorized a stock repurchase program effective November 3, 2009. This program authorizes the Company to purchase, from time to time, up to $250.0 million of the Company’s outstanding common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Act of 1933, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in the Company’s sole discretion. In connection with the stock repurchase program, in December 2009, the Company repurchased and retired approximately 52,000 shares for an aggregate of $1.7 million including commissions and fees.

In April 2009, the Company repurchased and retired approximately 2.0 million shares, valued at approximately $50.0 million based on the closing stock price of $24.80 on April 20, 2009, in connection with the issuance of the 4.0% Notes (See Note 13).

In May 2008, the Company repurchased and retired approximately 3.47 million shares, valued at approximately $120.0 million based on the closing stock price of $34.55 on May 12, 2008, in connection with the issuance of the 1.875% Notes (See Note 13).

In March 2007, the Company repurchased and retired approximately 3.24 million shares valued at approximately $91.2 million based on the closing price of $28.20 on March 20, 2007, in connection with the issuance of the 0.375% Notes (see Note 13).

Subsequent to December 31, 2009, the Company repurchased 207,000 shares for an aggregate of $6.7 million including commissions and fees.

Registration of Additional Shares

The Company filed shelf registration statements on Form S-4 with the Securities and Exchange Commission registering 4.0 million, 4.0 million, 5.0 million and 3.0 million of its Class A common stock in 2007, 2006, 2001 and 2000, respectively. These shares may be issued in connection with acquisitions of wireless communication towers or antenna sites and related assets or companies that own wireless communication towers, antenna sites or related assets. During the years ended December 31, 2009, 2008 and 2007, the Company issued approximately 0.9 million shares, 1.3 million shares and 4.7 million shares, respectively, of its Class A common stock pursuant to these registration statements in connection with acquisitions. At December 31, 2009, approximately 1.7 million shares remain available for issuance under this shelf registration statement.

On November 12, 2008, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 500,000 shares of its Class A common stock issuable under the 2008 Employee Stock Purchase Plan.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 27, 2006, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering an additional 2.5 million shares of its Class A common stock issuable under the 2001 Equity Participation Plan.

On March 3, 2009, the Company filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables the Company to issue shares of the Company’s Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, the Company will file a prospectus supplement and advise the Commission of the amount and type of securities each time the Company issue securities under this registration statement. For the year ended December 31, 2009, the Company did not issue any securities under this automatic shelf registration statement.

On May 17, 2007, the Company filed with the Commission an automatic shelf registration statement on Form S-3 registering the resale by selling security holders of our 0.375% Notes and shares of our Class A Common Stock which are issuable upon conversion of the 0.375% Notes. The 0.375% Notes were originally issued in a private placement on March 26, 2007 (see Note 13).

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

16. STOCK-BASED COMPENSATION

Stock Options

The Company has two equity participation plans (the 1999 Equity Participation Plan and the 2001 Equity Participation Plan) whereby options (both non-qualified and incentive stock options), stock appreciation rights and restricted stock may be granted to directors, employees and consultants. Upon adoption of the 2001 Equity Participation Plan, no further grants are permitted under the 1999 Equity Participation Plan. The 2001 Equity Participation Plan provides for a maximum issuance of shares, together with all outstanding options and unvested shares of restricted stock under all three of the plans, equal to 15% of the Company’s Class A common stock outstanding, adjusted for shares issued and the exercise of

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain options. These options generally vest between three to five years from the date of grant on a straight-line basis and generally have a seven-year or a ten-year life.

From time to time, restricted shares of Class A common stock or options to purchase Class A common stock have been granted under the Company’s equity participation plans at prices below market value at the time of grant. The Company did not have any non-cash compensation expense during the years ended December 31, 2009, 2008 and 2007, respectively, relating to the issuance of restricted shares or options to purchase Class A common stock.

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

	For the year ended December 31,
	2009	2008	2007
Risk free interest rate	1.30% - 1.92%	2.10% - 2.97%	4.60% - 5.12%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	55.7%	41.6%	42.7%
Expected lives	3.21 - 4.08 years	3.35 - 3.73 years	3.28 - 4.13 years

A summary of shares reserved for future issuance under these plans as of December 31, 2009 is as follows:

Number of shares (in thousands)
Reserved for 1999 Equity Participation Plan	10
Reserved for 2001 Equity Participation Plan	11,266

11,276

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s activities with respect to its stock option plans for the years ended 2009, 2008 and 2007 as follows (dollars and number of shares in thousands, except for per share data):

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	4,158	$9.87
Granted	1,028	$28.90
Exercised	(1,196)	$5.63
Canceled	(193)	$22.67

Outstanding at December 31, 2007	3,797	$15.71
Granted	917	$32.55
Exercised	(655)	$8.45
Canceled	(271)	$25.84

Outstanding at December 31, 2008	3,788	$20.31
Granted	1,151	$20.26
Exercised	(659)	$9.69
Canceled	(88)	$30.43

Outstanding at December 31, 2009	4,192	$21.76	5.3	$52,087

Exercisable at December 31, 2009	1,847	$17.99	4.8	$29,940

Unvested at December 31, 2009	2,345	$24.72	5.7	$22,147

The weighted-average fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $8.79, $10.96 and $11.04, respectively.

The total intrinsic value for options exercised during the years ended December 31, 2009, 2008 and 2007 was $12.2 million, $14.6 million and $30.6 million, respectively. Cash received from option exercises under all plans for the years ended December 31, 2009, 2008 and 2007 was approximately $6.4 million, $5.5 million and $6.7 million, respectively. No tax benefit was realized for the tax deductions from option exercises under all plans for the years ended December 31, 2009, 2008 and 2007, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information regarding options outstanding and exercisable at December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range	Outstanding (in thousands)	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price	Exercisable (in thousands)	Weighted Average Exercise Price
$0.00 - $5.25	288	3.9	$3.61	288	$3.61
$5.26 - $10.50	416	4.6	$8.48	416	$8.48
$10.51 - $21.00	1,738	6.1	$19.30	486	$18.56
$21.01 - $31.50	931	4.8	$28.27	437	$28.32
$31.51 - $52.50	819	5.1	$32.69	220	$33.04

	4,192			1,847

The following table summarizes the activity of options outstanding that had not yet vested:

	Number of Shares	Weighted- Average Fair Value Per Share
	(in thousands, except for per share amounts)
Unvested as of December 31, 2008	2,188	$8.91
Shares granted	1,151	$8.79
Vesting during period	(963)	$7.59
Forfeited or cancelled	(31)	$10.08

Unvested as of December 31, 2009	2,345	$9.54

The aggregate intrinsic value for stock options in the preceding tables represents the total intrinsic value, based on the Company’s closing stock price of $34.16 as of December 31, 2009. The amount represents the total intrinsic value that would have been received by the holders of the stock-based awards had these awards been exercised and sold as of that date.

As of December 31, 2009, the total unrecognized compensation cost related to unvested stock options outstanding under the Plans is $12.8 million. That cost is expected to be recognized over a weighted average period of 2.6 years.

The total fair value of shares vested during 2009, 2008, and 2007 was $7.2 million, $6.2 million, and $4.7 million, respectively.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2009, 30,692 shares of Class A common stock were issued under the 2008 Purchase Plan, which resulted in cash proceeds to the Company of approximately $0.7 million compared to the year ended December 31, 2008 when approximately 41,000 shares of Class A common stock were issued under the 1999 Purchase Plan, which resulted in cash proceeds to the Company of $1.0 million. At December 31, 2009, 469,308 shares remained available for issuance under the 2008 Purchase Plan. In addition, the Company recorded $0.1 million, $0.2 million and $0.2 million of non-cash compensation expense relating to the shares issued under the 2008 and 1999 Purchase Plans for each of the years ended December 31, 2009, 2008, and 2007, respectively.

Non-Cash Compensation Expense

The table below reflects a break out by category of the non-cash compensation expense amounts recognized on the Company’s Statements of Operations for the years ended December 31, 2009, 2008 and 2007, respectively (in thousands, except per share data):

	For the year ended December 31,
	2009	2008	2007
Cost of revenues	$192	$295	$286
Selling, general and administrative	8,008	6,912	6,326

Total cost of non-cash compensation included in loss before provision for income taxes	8,200	7,207	6,612
Amount of income tax recognized in earnings	—	—	—

Amount charged against loss	$8,200	$7,207	$6,612

Impact on net loss per common share:
Basic and diluted	$(0.07)	$(0.07)	$(0.06)

In addition, the Company capitalized $0.1 million, $0.2 million and $1.2 million relating to non-cash compensation for the years ended December 31, 2009, 2008 and 2007, respectively, to fixed and intangible assets.

17. ASSET IMPAIRMENT

The Company evaluates its individual long-lived and related assets with finite lives for impairment. In 2009, as a result of the annual impairment evaluation, the Company recorded a $2.0 million impairment charge on 21 towers and related assets that are not expected to achieve previously anticipated lease-up results. The amount of impairment was determined by using a discounted cash flow analysis. In addition, the Company recorded a $1.9 million impairment charge on its six DAS networks based on the estimated fair value of the DAS networks. In 2008, as a result of the annual impairment evaluation, the Company recorded a $0.9 million impairment charge on eight towers that had not achieved expected lease-up results as determined by using a discounted cash flow analysis.

18. ACCUMULATED OTHER COMPREHENSIVE LOSS, NET

Accumulated other comprehensive loss, net has no impact on the Company’s net loss but is reflected in the Consolidated Balance Sheet through adjustments to shareholders’ equity. Accumulated other comprehensive loss, net derives from the amortization of deferred (gain) loss from settlement of derivative financial instruments relating to the CMBS Certificates issuance (see Note 13), the unfunded projected benefit obligation relating to the Company’s pension plan (see Note 22) and the Company’s foreign currency translation adjustment. A

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rollforward of accumulated other comprehensive loss, net for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Deferred (Gain) Loss from Settlement of Swaps	Change in Unfunded Projected Benefit Obligation	Foreign Currency Translation Adjustment	Total
	(in thousands)
Balance, December 31, 2006	$(746)	$80	$—	$(666)
Amortization of net deferred gain from settlement of derivative financial instruments	(565)	—	—	(565)
Change in unfunded projected benefit obligation	—	(49)		(49)

Balance, December 31, 2007	(1,311)	31	—	(1,280)
Amortization of net deferred gain from settlement of derivative financial instruments	(557)	—	—	(557)
Write-off of net deferred loss from derivative instruments related to repurchase of debt	319	—	—	319
Change in unfunded projected benefit obligation as a result of plan termination	—	(31)	—	(31)

Balance, December 31, 2008	(1,549)	—	—	(1,549)
Amortization of net deferred loss from settlement of derivative financial instruments	622	—	—	622
Write-off of net deferred gain from derivative instruments related to repurchase of debt	(3,350)	—	—	(3,350)
Foreign currency translation adjustments	—	—	1,474	1,474

Balance, December 31, 2009	$(4,277)	$—	$1,474	$(2,803)

There is no net tax impact for the components of other comprehensive income (loss) due to the full valuation allowance on the Company’s deferred tax assets.

19. INCOME TAXES

Loss before provision for income taxes by geographic area is as follows:

	For the year ended December 31,
	2009	2008	2007
		(as adjusted)	(as adjusted)
	(in thousands)
Domestic	$(140,425)	$(65,950)	$(90,552)
Foreign	(202)	(177)	(54)

Total	$(140,627)	$(66,127)	$(90,606)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes consists of the following components:

	For the year ended December 31,
	2009	2008	2007
	(in thousands)
Current provision for taxes:
Federal	$(127)	$127	$—
Foreign	69	4	—
State	730	747	667

Total current	672	878	667

Deferred (benefit) provision for taxes:
Federal income tax	(46,835)	(17,854)	(25,406)
State and local taxes	(5,314)	(3,987)	(3,693)
Foreign tax	220	(2)	(4)
Increase in valuation allowance	51,749	22,002	29,304

Total deferred	(180)	159	201

Total provision for income taxes	$492	$1,037	$868

A reconciliation of the provision for income taxes at the statutory U.S. Federal tax rate (35%) and the effective income tax rate is as follows:

	For the year ended December 31,
	2009	2008	2007
	(in thousands)
Statutory Federal benefit	$(48,586)	$(16,004)	$(26,954)
Foreign tax	158	(4)	(4)
State and local taxes	(2,980)	(2,106)	(1,966)
Convertible debt interest expense and COD income	(1,029)	(3,514)	—
Other	1,180	663	488
Valuation allowance	51,749	22,002	29,304

Provision for income taxes	$492	$1,037	$868

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred income tax asset (liability) accounts are as follows:

	As of December 31,
	2009	2008
	(in thousands)
Current deferred tax assets:
Allowance for doubtful accounts	$70	$327
Deferred revenue	21,190	17,289
Accrued liabilities	839	1,210
Valuation allowance	(22,099)	(18,826)

Total current deferred tax assets, net	$—	$—

Noncurrent deferred tax assets:
Net operating losses	$362,752	$344,958
Property, equipment & intangible basis differences	32,022	31,894
Accrued liabilities	8,912	11,823
Straight-line rents	8,723	6,430
Non-cash Compensation	4,644	3,505
Other	517	617

Total noncurrent deferred tax assets	417,570	399,227
Noncurrent deferred tax liabilities:
Property, equipment & intangible basis differences	(335,230)	(372,813)
Convertible Debt Instruments	(7,163)	—
Early extinguishment of debt	(1,587)	(606)
Other	(1,503)	—
Valuation allowance	(74,592)	(25,808)

Total noncurrent deferred tax liabilities, net	$(2,505)	$—

The Company has recorded a valuation allowance for deferred tax assets as management believes that it is not “more likely than not” that the Company will be able to generate sufficient taxable income in future periods to recognize the assets. The net change in the valuation allowance for the years ended December 31, 2009 and 2008 was $52.1 million and $(47.4) million, respectively. Additionally, at December 31, 2009 the Company recorded a valuation allowance relating to federal and state tax credit carryovers of approximately $0.2 million and $0.4 million, respectively. These tax credits expire beginning 2017.

The Company has available at December 31, 2009, a net federal operating tax loss carry-forward of approximately $1.0 billion and an additional $97.3 million of net operating tax loss carry forward from stock options which will benefit additional paid-in capital when the loss is utilized. These net operating tax loss carry-forwards will expire between 2019 and 2029. The Internal Revenue Code places limitations upon the future availability of net operating losses based upon changes in the equity of the Company. If these occur, the ability of the Company to offset future income with existing net operating losses may be limited. In addition, the Company has available at December 31, 2009, a net state operating tax loss carry-forward of approximately $601.1 million. These net operating tax loss carry-forwards will expire between 2010 and 2029.

In accordance with the Company’s methodology for determining when stock option deductions are deemed realized, the Company utilizes a “with-and-without” approach that will result in a benefit not being recorded in

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APIC if the amount of available net operating loss carry-forwards generated from operations is sufficient to offset the current year taxable income.

20. COMMITMENTS AND CONTINGENCIES

a. Operating Leases and Capital Leases

The Company is obligated under various non-cancelable operating leases for land, office space, equipment and site leases that expire at various times through December 2109. In addition, the Company is obligated under various non-cancelable capital leases for vehicles that expire at various times through December 2013. The amounts applicable to capital leases for vehicles included in property and equipment, net was:

	As of December 31, 2009	As of December 31, 2008
	(in thousands)
Vehicles	$1,980	$1,741
Less: accumulated depreciation	(758)	(397)

Vehicles, net	$1,222	$1,344

The annual minimum lease payments under non-cancelable operating and capital leases in effect as of December 31, 2009 are as follows (in thousands):

For the year ended December 31,	Capital Leases	Operating Leases
2010	$496	$59,157
2011	344	58,602
2012	136	57,255
2013	43	56,857
2014	—	57,543
Thereafter	—	1,079,547

Total minimum lease payments	1,019	$1,368,961

Less: amount representing interest	(50)

Present value of future payments	969
Less: current obligations	(469)

Long-term obligations	$500

The majority of operating leases provide for renewal at varying escalations. Fixed rate escalations have been included in the table disclosed above.

Rent expense for operating leases was $72.6 million, $63.3 million and $57.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, certain of the Company’s leases include contingent rent provisions which provide for the lessor to receive additional rent upon the attainment of certain tower operating results and or lease-up. Contingent rent expense for the years ended December 31, 2009, 2008 and 2007 was $9.9 million, $8.1 million and $7.2 million, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b. Tenant Leases

The annual minimum tower lease income to be received for tower space and antenna rental under non-cancelable operating leases in effect as of December 31, 2009 is as follows:

For the year ended December 31,	(in thousands)
2010	$436,846
2011	343,982
2012	270,018
2013	197,113
2014	112,651
Thereafter	180,199

Total	$1,540,809

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

d. Capital Lease Obligations

The Company’s capital lease obligations outstanding were $1.0 million as of December 31, 2009 and $1.2 million as of December 31, 2008. These obligations bear interest rates ranging from 0.9% to 4.9% and mature in periods ranging from approximately one to five years.

e. Contingent Purchase Obligations

From time to time, the Company agrees to pay additional consideration for acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the one to three years after they have been acquired. As of December 31, 2009, the Company has an obligation to pay up to an additional $11.5 million in consideration if the targets contained in various acquisition agreements are met. These obligations are associated with new build and tower acquisition programs within the Company’s site leasing segment. On certain acquisitions, at the Company’s option, additional consideration may be paid in cash or shares of Class A common stock. For the years ended December 31, 2009 and 2008, certain earnings targets associated with the acquired towers were achieved, and therefore, the Company paid in cash $3.4 million and $3.5 million, respectively. For the years ended December 31, 2009 and 2008, the Company issued approximately 78,000 shares and 67,000 shares, respectively, of Class A common stock as a result of acquired towers exceeding certain performance targets.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. DEFINED CONTRIBUTION PLAN

The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code that provides for voluntary employee contributions up to the limitations set forth in Section 402(g) of the Internal Revenue Code. Employees have the opportunity to participate following completion of three months of employment and must be 21 years of age. Employer matching begins immediately upon the employee’s participation in the plan. For the years ended December 31, 2009, 2008 and 2007, the Company made a discretionary matching contribution of 50% of an employee’s contributions up to a maximum of $3,000. Company matching contributions were approximately $0.7 million, $0.7 million and $0.7 million for years ended December 31, 2009, 2008 and 2007, respectively.

22. PENSION PLANS

The Company had a defined benefit pension plan (the “Pension Plan”) which was included in the acquisition of AAT Communications in 2006. The Pension Plan was for all employees of AAT Communications hired on or before January 1, 1996. AAT ceased all benefit accruals for active participants on December 31, 1996. The Pension Plan provided for defined benefits based on the number of years of service and average salary.

During 2008, the Company began the process of terminating the Pension Plan. During the fourth quarter of 2008, the Company received a favorable determination letter from the Internal Revenue Service on the termination of the Pension Plan. As a result of terminating the plan, the Company recorded a settlement expense of $0.6 million in connection with the projected final benefit settlement which is included in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2008. In addition, in 2008 due to the termination of the plan, the Company recognized as a component of net periodic pension cost all amounts in accumulated other comprehensive income. As of December 31, 2009, the Company has made all benefit payments related to the termination of the Pension Plan.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table includes the components of pension costs, the fair value of plan assets, and the funded status of the Pension Plan for the year ended December 31, 2008:

As of December 31, 2008
(in thousands)
Change in benefit obligation
Obligation at beginning of year	$1,883
Interest Cost	95
Actuarial gain (loss)	271
Benefit payments	(139)
Settlement	(2,110)

Obligation at end of year	$—

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$1,863
Actual return on plan assets	(260)
Employer contributions	646
Benefits payments and plan expenses	(139)
Settlements	(2,110)

Fair value of plan assets at end of year	$—

Funded status at the end of the year	$—

As of December 31, 2009 and 2008, accumulated benefit obligation for the Pension Plan, the projected benefit obligation and fair value of plan assets were zero due to the termination of the Pension Plan.

The following table summarizes the components of net periodic pension costs:

As of December 31, 2008
(in thousands)
Interest cost	$95
Expected return on plan assets	(109)

Net periodic pension (income) / cost	(14)
Settlement loss	609

Net periodic pension cost after settlements	$595

Assumptions used to develop the net periodic pension cost were:

As of December 31, 2008
Discount rate	4.52%
Expected long-term rate of return on assets	0.00%

23. SEGMENT DATA

The Company operates principally in three business segments: site leasing, site development consulting, and site development construction. The Company’s reportable segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations. The site leasing

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

segment includes results of the managed, sublease and DAS businesses. The Company’s net sales originating and long-lived assets held outside of the United States during each of the last three fiscal years were not material.

Revenues, cost of revenues (exclusive of depreciation, accretion and amortization), capital expenditures (including assets acquired through the issuance of shares of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company continues to operate are presented below:

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment (1)	Total
	(in thousands)
For the year ended December 31, 2009
Revenues	$477,007	$17,408	$61,098	$—	$555,513
Cost of revenues	$111,842	$13,234	$55,467	$—	$180,543
Depreciation, amortization and accretion	$256,703	$183	$811	$840	$258,537
Operating income (loss)	$60,542	$2,366	$(887)	$(7,067)	$54,954
Capital expenditures (2)	$246,569	$104	$794	$625	$248,092

For the year ended December 31, 2008
Revenues	$395,541	$18,754	$60,659	$—	$474,954
Cost of revenues	$96,175	$15,212	$56,778	$—	$168,165
Depreciation, amortization and accretion	$209,298	$181	$759	$1,207	$211,445
Operating income (loss)	$50,290	$1,747	$(2,100)	$(4,355)	$45,582
Capital expenditures (2)	$915,452	$188	$688	$748	$917,076

For the year ended December 31, 2007
Revenues	$321,818	$24,349	$62,034	$—	$408,201
Cost of revenues	$88,006	$19,295	$56,052	$—	$163,353
Depreciation, amortization and accretion	$166,785	$177	$749	$1,521	$169,232
Operating income (loss)	$39,878	$2,468	$(906)	$(11,393)	$30,047
Capital expenditures (2)	$384,430	$138	$408	$682	$385,658

Assets
As of December 31, 2009	$3,093,379	$4,651	$27,587	$188,029	$3,313,646
As of December 31, 2008 (as adjusted)	$3,092,965	$4,375	$25,413	$85,076	$3,207,829

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Includes acquisitions and related earn-outs and vehicle capital lease additions.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(in thousands, except per share amounts)
Revenues	$144,979	$139,289	$136,195	$135,050
Operating income	12,054	14,952	13,598	14,350
Depreciation, accretion and amortization	(65,687)	(64,946)	(64,251)	(63,653)
(Loss) gain from extinguishment of debt, net	(1,472)	(12,518)	2,381	5,948
Net loss attributable to SBA Communications Corporation	$(43,512)	$(50,109)	$(29,360)	$(17,890)

Net loss per share - basic and diluted	$(0.37)	$(0.43)	$(0.25)	$(0.15)

	Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(as adjusted)	(as adjusted)	(as adjusted)	(as adjusted)
	(in thousands, except per share amounts)
Revenues	$134,429	$118,656	$111,952	$109,917
Operating income	11,527	11,427	10,790	11,838
Depreciation, accretion, and amortization	(62,114)	(52,725)	(49,253)	(47,353)
Gain (loss) from extinguishment of debt, net	44,683	(414)	—	—
Net income (loss) attributable to SBA Communications Corporation	$5,953	$(27,648)	$(26,243)	$(19,226)

Net income (loss) per share - basic	$0.05	$(0.26)	$(0.24)	$(0.18)

Net income (loss) per share - diluted	$0.05	$(0.26)	$(0.24)	$(0.18)

Basic net income (loss) per share is computed by dividing net income by the weighted average number of shares for the period. Diluted net income per share for the quarter ended December 31, 2008 is computed by dividing net income by the weighted average number of common shares outstanding during the period plus potentially dilutive common shares arising from the assumed exercise of stock options and convertible debt, if dilutive. The dilutive impact of potentially dilutive stock options is determined by applying the treasury stock method and the dilutive impact of the convertible debt is determined by applying the “if converted” method. Potentially dilutive shares for the periods prior to the quarter ended December 31, 2008 and subsequent quarters have been excluded from the computation of diluted loss per share as their impact would have been anti-dilutive.

Because loss per share amounts are calculated using the weighted average number of common and dilutive common shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total loss per share amounts for the year.