Form 10-Q
period 2010-03-31
SBA COMMUNICATIONS CORP
filed 2010-05-07
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 117,007,456 shares of Class A common stock outstanding as of May 3, 2010.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited) (in thousands, except par values)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$118,274	$161,317
Short-term investments	3,560	5,352
Restricted cash	27,100	30,285
Accounts receivable, net of allowance of $167 and $350 in 2010 and 2009, respectively	14,825	19,644
Costs and estimated earnings in excess of billings on uncompleted contracts	10,977	10,392
Prepaid and other current assets	9,778	9,848

Total current assets	184,514	236,838

Property and equipment, net	1,472,668	1,496,938
Intangible assets, net	1,420,547	1,435,591
Deferred financing fees, net	40,346	37,902
Other assets	152,566	106,377

Total assets	$3,270,641	$3,313,646

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$29,116	$28,648
Accounts payable	10,703	9,219
Accrued expenses	22,741	28,110
Deferred revenue	49,200	54,013
Accrued interest	24,362	35,551
Other current liabilities	3,116	3,184

Total current liabilities	139,238	158,725

Long-term liabilities:
Long-term debt	2,472,235	2,460,402
Other long-term liabilities	96,861	94,570

Total long-term liabilities	2,569,096	2,554,972

Commitments and contingencies

Shareholders’ equity:
Preferred stock—par value $.01, 30,000 shares authorized, none issued or outstanding	—	—
Common stock—Class A, par value $.01, 200,000 shares authorized, 117,124 and 117,082 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1,171	1,171
Additional paid-in capital	2,235,672	2,228,268
Accumulated deficit	(1,673,606)	(1,627,602)
Accumulated other comprehensive loss, net	(1,805)	(2,803)

SBA Communications Corporation shareholders’ equity	561,432	599,034
Noncontrolling interests	875	915

Total shareholders’ equity	562,307	599,949

Total liabilities and shareholders’ equity	$3,270,641	$3,313,646

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended March 31,
	2010	2009
Revenues:
Site leasing	$127,967	$115,478
Site development	19,998	19,572

Total revenues	147,965	135,050

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	29,183	27,565
Cost of site development	17,889	16,973
Selling, general and administrative	14,506	12,075
Acquisition related expenses	2,055	434
Depreciation, accretion and amortization	67,446	63,653

Total operating expenses	131,079	120,700

Operating income	16,886	14,350

Other income (expense):
Interest income	82	288
Interest expense	(37,118)	(26,822)
Non-cash interest expense	(14,867)	(8,849)
Amortization of deferred financing fees	(2,492)	(2,576)
(Loss) gain from extinguishment of debt, net	(112)	5,948
Other income	319	13

Total other expense	(54,188)	(31,998)

Loss before provision for income taxes	(37,302)	(17,648)

Provision for income taxes	(109)	(242)

Net loss	(37,411)	(17,890)

Net loss attributable to the noncontrolling interest	85	—

Net loss attributable to SBA Communications Corporation	$(37,326)	$(17,890)

Basic and diluted loss per common share amounts:
Net loss per common share	$(0.32)	$(0.15)

Basic and diluted weighted average number of common shares	117,118	117,984

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(unaudited) (in thousands)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
BALANCE, December 31, 2009	117,082	$1,171	$2,228,268	$(1,627,602)	$(2,803)	$915	$599,949
Net loss	—	—	—	(37,326)	—	(85)	(37,411)
Amortization of deferred loss from settlement of derivative financial instruments	—	—	—	—	541	—	541
Write-off of deferred loss from derivative instruments related to repurchase of debt	—	—	—	—	9	—	9
Foreign currency translation adjustments	—	—	—	—	448	45	493

Total comprehensive loss	—	—	—	—	—	—	—

Non-cash compensation	—	—	2,582	—	—	—	2,582
Common stock issued in connection with stock purchase/option plans	307	3	4,822	—	—	—	4,825
Repurchase and retirement of common stock	(265)	(3)	—	(8,678)	—	—	(8,681)

BALANCE, March 31, 2010	117,124	$1,171	$2,235,672	$(1,673,606)	$(1,805)	$875	$562,307

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited) (in thousands)

	For the three months ended March 31,
	2010	2009
Net loss	$(37,411)	$(17,890)
Other comprehensive loss associated with derivative instruments:
Amortization of net deferred loss (gain) from settlement of derivative financial instruments	541	(150)
Write-off of net deferred loss (gain) from derivative instruments related to repurchase of debt	9	(100)
Foreign currency translation adjustments	493	—

Comprehensive loss	(36,368)	(18,140)

Comprehensive loss attributable to the noncontrolling interest	40	—

Comprehensive loss attributable to SBA Communications Corporation	$(36,328)	$(18,140)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,411)	$(17,890)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization	67,446	63,653
Deferred tax benefit	(114)	—
Non-cash interest expense	14,867	8,849
Non-cash compensation expense	2,572	1,626
Amortization of deferred financing fees	2,492	2,576
Provision for doubtful accounts	150	235
Loss (gain) from extinguishment of debt, net	112	(5,948)
Other non-cash items reflected in the Statements of Operations	(337)	7
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	4,184	1,384
Prepaid and other assets	(2,093)	(4,155)
Accounts payable and accrued expenses	509	(5,519)
Accrued interest	(11,189)	2,226
Other liabilities	(3,770)	2,240

Net cash provided by operating activities	37,418	49,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and related earn-outs	(30,345)	(4,119)
Capital expenditures	(12,161)	(7,562)
Purchase of long-term investments	(32,300)	—
Maturity of investments	2,017	—
Proceeds of restricted cash relating to tower removal obligations	24	6,200
Proceeds from disposition of fixed assets	13	10

Net cash used in investing activities	(72,752)	(5,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(8,681)	—
Payments of deferred financing fees	(4,952)	(40)
Payments on extinguishment of CMBS Certificates	(2,086)	(5,886)
Proceeds from employee stock purchase/stock option plans	4,825	1,365
Release of restricted cash relating to CMBS Certificates	3,185	787
Payments on extinguishment of convertible debt	—	(36,118)
Borrowings under Senior Credit Facility	—	8,507
Repayment of Optasite Credit Facility	—	(1,500)

Net cash used in financing activities	(7,709)	(32,885)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(43,043)	10,928

CASH AND CASH EQUIVALENTS:
Beginning of period	161,317	78,856

End of period	$118,274	$89,784

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$48,415	$24,602

Income taxes	$84	$388

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:

Assets acquired through capital leases	$238	$9

Contribution of DAS networks in exchange for equity investment	$11,000	$—

Class A common stock issued relating to acquisitions and earn-outs	$—	$9,064

Class A common stock issued in connection with early extinguishment of debt	$—	$5,711

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for SBA Communications Corporation and subsidiaries (the “Company”). The December 31, 2009 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. These financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give a true indication of the results for the year. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

2. CURRENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) which requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The FASB also clarified existing fair value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. ASU 2010-06 is effective for fiscal years beginning after December 15, 2009. The Company adopted this accounting guidance effective January 1, 2010.

3. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments— The carrying value of the Company’s financial instruments, with the exception of long-term debt including current portion, reasonably estimate the related fair values as of March 31, 2010 and December 31, 2009 due to the short maturity of those instruments.

The Company determines fair value of its debt securities utilizing various sources including quoted prices and indicative quotes (that is non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The following table reflects fair values, principal values and carrying values of the Company’s debt instruments (see Note 9).

	At March 31, 2010			At December 31, 2009
	Fair Value	Principal Value	Carrying Value	Fair Value	Principal Value	Carrying Value
	(in millions)
8.0% Senior Notes due 2016	$394.7	$375.0	$372.7	$388.1	$375.0	$372.6
8.25% Senior Notes due 2019	$399.4	$375.0	$372.0	$393.8	$375.0	$371.9
0.375% Convertible Senior Notes	$34.7	$30.4	$29.1	$34.2	$30.4	$28.6
1.875% Convertible Senior Notes	$583.7	$550.0	$440.1	$564.4	$550.0	$432.5
4.0% Convertible Senior Notes	$680.0	$500.0	$348.9	$652.5	$500.0	$342.8
2006 CMBS Certificates	$980.8	$938.6	$938.6	$961.5	$940.6	$940.6

Items Measured at Fair Value on a Nonrecurring Basis—The Company’s earnouts related to acquisitions, intangibles, certain long-lived assets, and asset retirement obligations are measured at fair value on a nonrecurring basis. The fair value of the earnouts is reviewed quarterly and is based on the estimated payments the Company expects to make based on the expected performance of the underlying assets. The fair value of the intangibles, long-lived assets, and asset retirement obligations are calculated using a discounted cash flow model.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

4. RESTRICTED CASH

Restricted cash consists of the following:

	As of March 31, 2010	As of December 31, 2009	Included on Balance Sheet
	(in thousands)
2006 CMBS Certificates	$25,923	$29,108	Restricted cash - current asset
Payment and performance bonds	1,177	1,177	Restricted cash - current asset
Surety bonds and workers compensation	10,324	11,097	Other assets - noncurrent

Total restricted cash	$37,424	$41,382

In connection with the issuance of the 2006 CMBS Certificates, the Company entered into the Trust and Servicing Agreement, dated as of November 18, 2005 (see Note 9), that requires the Company to fund restricted cash reserve accounts, which are held in escrow pursuant to the mortgage loan agreement underlying the 2006 CMBS Certificates. Pursuant to the terms of the mortgage loan agreement, all rents and other sums due on the towers that secure the 2006 CMBS Certificates are directly deposited by the lessees into a controlled deposit account and are held by the indenture trustee. The restricted cash amount is used to fund reserve accounts for the payment of (1) debt service costs, (2) ground rents, real estate and personal property taxes and insurance premiums related to tower sites, (3) trustee and servicing expenses, (4) management fees and (5) to reserve a portion of advance rents from tenants. The restricted cash held by the indenture trustee in excess of required reserve balances is subsequently released to the Borrowers monthly, provided that the Borrowers are in compliance with their debt service coverage ratio and that no Event of Default has occurred. All monies held by the indenture trustee are classified as restricted cash on the Company’s Consolidated Balance Sheets.

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of March 31, 2010, the Company had $19.2 million in removal bonds for which it is only required to post $9.7 million in collateral. As of March 31, 2010 and December 31, 2009, the Company had pledged $1.7 million and $2.4 million, respectively, as collateral related to its workers compensation policy. Restricted cash for surety bonds and workers compensation are included in other assets on the Company’s Consolidated Balance Sheets.

5. ACQUISITIONS

During the first quarter of 2010, the Company acquired an equity interest in DAS provider Extenet Systems, Inc. for approximately $32.3 million in cash and the contribution of our existing DAS business. The investment in Extenet Systems, Inc. is accounted for under the cost method of accounting.

During the first quarter of 2010, the Company acquired 36 completed towers and related assets and liabilities from various sellers. The aggregate consideration paid for these towers and related assets was approximately $23.5 million (excluding working capital adjustments), which was paid in cash. In addition, in the first quarter of 2010, as part of the ground lease purchase program, the Company paid $1.2 million in cash for long-term lease extensions and $3.6 million in cash for land and perpetual easement purchases.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company accounted for the tower acquisitions under the acquisition method of accounting. The acquisitions are recorded at fair market value at the date of each acquisition. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions.

The tower acquisitions consummated were not significant to the Company and accordingly, pro forma financial information has not been presented. The Company continues to evaluate all acquisitions within one year after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met. These intangible assets represent the value associated with current leases in place at the acquisition date (“Current Contract Intangibles”) and future tenant leases anticipated to be added to the acquired towers (“Network Location Intangible”) and were calculated using the discounted values of the current or future expected cash flows. The intangible assets are estimated to have an economic useful life consistent with the economic useful life of the related tower assets, which is typically 15 years.

From time to time, the Company agrees to pay additional consideration (or earnouts) in connection with its acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the one to three years after they have been acquired. The Company records contingent consideration for acquisitions that occurred prior to January 1, 2009 when the contingent consideration is paid. Effective January 1, 2009, the Company accrues for contingent consideration in connection with acquisitions at fair value as of the date of the acquisition. All subsequent changes in fair value are recorded through the Consolidated Statements of Operations. During the first quarter of 2010, certain earnings targets associated with previously acquired towers were achieved and therefore, the Company paid $2.8 million in cash. As of March 31, 2010, the Company had potential obligations to pay up to an additional $9.0 million in consideration if the performance targets contained in various acquisition agreements are met. As of March 31, 2010, the Company recorded, in accrued expenses, $5.9 million for contingent consideration relating to the earnings targets associated with towers acquired subsequent to January 1, 2009. In certain acquisitions, the additional consideration may be paid in cash or shares of Class A common stock at the Company’s option.

Subsequent to March 31, 2010, the Company acquired 145 completed towers and related assets and liabilities from various sellers including 102 towers in Panama. The aggregate consideration paid for the towers and related assets was approximately $50.0 million in cash.

6. INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of March 31, 2010			As of December 31, 2009
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
	(in thousands)
Current Contract Intangibles	$1,108,442	$(191,571)	$916,871	$1,099,164	$(173,351)	$925,813
Network Location Intangibles	614,222	(110,546)	503,676	610,222	(100,444)	509,778

Intangible assets, net	$1,722,664	$(302,117)	$1,420,547	$1,709,386	$(273,795)	$1,435,591

All intangible assets noted above are included in our site leasing segment. The Company amortizes its intangible assets using the straight line method over 15 years. Amortization expense relating to the intangible

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

assets above was $28.6 million and $26.5 million for the three months ended March 31, 2010 and 2009, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the purchase price is finalized for all acquisitions.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of March 31, 2010	As of December 31, 2009
	(in thousands)
Towers and related components	$2,266,870	$2,259,405
Construction-in-process	12,266	11,477
Furniture, equipment and vehicles	23,363	22,804
Land, buildings and improvements	121,553	117,926

	2,424,052	2,411,612
Less: accumulated depreciation	(951,384)	(914,674)

Property and equipment, net	$1,472,668	$1,496,938

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $38.8 million and $37.0 million for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010 and December 31, 2009, non-cash capital expenditures that are included in accounts payable and accrued expenses were $3.1 million and $1.9 million, respectively.

The amounts applicable to capital leases for vehicles included in property and equipment, net was:

	As of March 31, 2010	As of December 31, 2009
	(in thousands)
Vehicles	$2,218	$1,980
Less: accumulated depreciation	(861)	(758)

Vehicles, net	$1,357	$1,222

8. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of March 31, 2010	As of December 31, 2009
	(in thousands)
Costs incurred on uncompleted contracts	$33,340	$32,567
Estimated earnings	11,501	11,282
Billings to date	(34,259)	(33,800)

	$10,582	$10,049

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

These amounts are included on the accompanying Consolidated Balance Sheets under the following captions:

	As of March 31, 2010	As of December 31, 2009
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$10,977	$10,392
Billings in excess of costs and estimated earnings on uncompleted contracts	(395)	(343)

	$10,582	$10,049

At March 31, 2010, five significant customers comprised 81.0% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, while at December 31, 2009, five significant customers comprised 83.2% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

9. DEBT

Debt consists of the following:

	As of March 31, 2010	As of December 31, 2009
	(in thousands)
Commercial Mortgage Pass-Through Certificates Series 2006-1. Interest at fixed rates ranging from 5.314% to 7.825%.	$938,609	$940,609
0.375% Convertible Senior Notes due 2010. Principal balance of $30.4 million as of March 31, 2010 and December 31, 2009.	29,116	28,648
1.875% Convertible Senior Notes due 2013. Principal balance of $550.0 million as of March 31, 2010 and December 31, 2009.	440,063	432,459
4.0% Convertible Senior Notes due 2014. Principal balance of $500.0 million as of March 31, 2010 and December 31, 2009.	348,926	342,820
8.0% Senior Notes due 2016. Principal balance of $375.0 million as of March 31, 2010 and December 31, 2009.	372,674	372,604
8.25% Senior Notes due 2019. Principal balance of $375.0 million as of March 31, 2010 and December 31, 2009.	371,963	371,910

Total debt	2,501,351	2,489,050
Less: current maturities of long-term debt	(29,116)	(28,648)

Total long-term debt, net of current maturities	$2,472,235	$2,460,402

Commercial Mortgage Pass-Through Certificates Series 2006-1

On November 6, 2006, a New York common law trust (the “Trust”), initially formed by an indirect subsidiary of the Company, issued in a private transaction $1.15 billion of Commercial Mortgage Pass-Through Certificates Series 2006-1 (the “2006 CMBS Certificates”).

The 2006 CMBS Certificates consisted of nine subclasses with annual pass-through interest rates ranging from 5.314% to 7.825%. The weighted average annual fixed coupon interest rate of the 2006 CMBS Certificates at March 31, 2010 was 5.9%, payable monthly, and the effective weighted average annual fixed interest rate was 6.2% after giving effect to the settlement of the nine interest rate swap agreements entered into in contemplation of the transaction (see Note 10).

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of SBA Properties, Inc., SBA Sites, Inc., and SBA Structures, Inc., indirect operating subsidiaries of the Company (the “Borrowers”). The mortgage loan consists of multiple tranches, or components, each of which has terms that are identical to the subclasses of securities to which it relates. The Borrowers are special purpose vehicles which exist solely to hold the towers which are subject to the securitization. The Borrowers are jointly and severally liable for all obligations under the mortgage loan.

The mortgage loan underlying the 2006 CMBS Certificates was to be paid from the operating cash flows from the aggregate 3,746 tower sites owned by the Borrowers. As of March 31, 2010, the Borrowers met the required debt service coverage ratio as defined by the mortgage loan agreement.

During the three months ended March 31, 2010, the Company repurchased an aggregate of $2.0 million in principal amount of 2006 CMBS Certificates for $2.1 million in cash and recorded in its Consolidated Statements of Operations a $0.1 million loss on the early extinguishment of debt related to these transactions.

On April 16, 2010, the Company repaid the remaining principal balance of $938.6 million of the 2006 CMBS Certificates and paid $38.5 million for prepayment consideration plus fees.

Secured Tower Revenue Securities Series 2010

On April 16, 2010, the Trust issued $680.0 million of Secured Tower Revenue Securities Series 2010-1 (the “2010-1 Tower Securities”) and $550.0 million of Secured Tower Revenue Securities Series 2010-2 (the “2010-2 Tower Securities” and together with the 2010-1 Tower Securities, the “2010 Tower Securities”).

The 2010-1 Tower Securities have an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The weighted average annual fixed coupon interest rate of the 2010 Tower Securities is 4.6%, payable monthly. The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 16, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 16, 2017 and April 16, 2042, respectively. The Company incurred deferred financing fees of approximately $17.1 million in relation to this transaction. Net proceeds from the 2010 Tower Securities were used to repay in full the outstanding 2006 CMBS Certificates in the amount of $938.6 million and pay the related prepayment consideration and fees. The remaining net proceeds will be distributed to the Company and will be used for general corporate purposes.

Subsequent to the issuance of the 2010 Tower Securities, the sole asset of the Trust continues to be a non-recourse mortgage loan made in favor of the Borrowers. In connection with the issuance of the 2010 Tower Securities, the mortgage loan was amended by (i) the Third Loan and Security Agreement Supplement and Amendment, dated as of April 16, 2010, and (ii) the Fourth Loan and Security Agreement Supplement and Amendment, dated as of April 16, 2010. The Borrowers continue to be jointly and severally liable for all obligations under the mortgage loan.

The mortgage loan underlying the 2010 Tower Securities will be paid from the operating cash flows from the aggregate 3,686 tower sites owned by the Borrowers. The mortgage loan is secured by (i) mortgages, deeds of trust and deeds to secure debt on a substantial portion of the tower sites, (ii) a security interest in substantially all of the Borrowers’ personal property and fixtures, (iii) the Borrowers’ rights under certain tenant leases and (iv) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., the Company’s indirect subsidiary, is entitled to receive a management fee equal to 7.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (i) within nine months of the anticipated repayment date of such mortgage loan component, (ii) with proceeds received as a result of any condemnation or casualty of any tower site owned by the Borrowers or (iii) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of 2010 Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the excess, if any, of (1) the present value, calculated in accordance with the formula set forth in the mortgage loan agreement , on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date that is nine months prior to the anticipated repayment date over (2) that portion of the principal balance of such class prepaid on the date of such prepayment.

To the extent that the mortgage loan components corresponding to the 2010 Tower Securities are not fully repaid by their respective anticipated repayment dates, the interest rate of each such component will increase by the greater of (i) 5% and (ii) the amount, if any, by which the sum of (x) the ten-year U.S. treasury rate plus (y) the credit-based spread for such component (as set forth in the Mortgage Loan Agreement) plus (z) 5%, exceeds the original interest rate for such component.

Pursuant to the terms of the 2010 Tower Securities, all rents and other sums due on tower sites owned by the Borrowers are directly deposited by the lessees into a controlled deposit account and are held by the indenture trustee. The monies held by the indenture trustee after the release date are classified as restricted cash on the Company’s Consolidated Balance Sheets. However, if the debt service coverage ratio, defined as the net cash flow (as defined in the Mortgage Loan Agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the debt service coverage ratio exceeds 1.15 times for a calendar quarter. The mortgage loan agreement, as amended, also includes covenants customary for mortgage loans underlying rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. At the time of closing, the Borrowers met the required debt service coverage ratio and were in compliance with all other covenants.

0.375% Convertible Senior Notes due 2010

On March 26, 2007, the Company issued $350.0 million of its 0.375% Convertible Senior Notes (the “0.375% Notes”). Interest is payable semi-annually on June 1 and December 1. The 0.375% Notes have a maturity date of December 1, 2010.

The Company is amortizing the debt discount on the 0.375% Notes utilizing the effective interest method over the life of the 0.375% Notes which increases the effective interest rate from its coupon rate of 0.375% to 6.9%. The Company incurred cash interest expense of $0.03 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively. The Company recorded non-cash interest expense of $0.5 million and $1.7 million for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the carrying amount of the equity component related to the 0.375% Notes was $60.1 million.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The maturity date of the 0.375% Notes is December 1, 2010, and as such, the Notes are reflected in current maturities of long-term debt in the Company’s Condensed Consolidated Balance Sheets at carrying value. The following table summarizes the balances for the 0.375% Notes:

	As of March 31, 2010	As of December 31, 2009
	(in thousands)
Principal balance	$30,403	$30,403
Debt discount	(1,287)	(1,755)

Carrying value	$29,116	$28,648

1.875% Convertible Senior Notes due 2013

On May 16, 2008, the Company issued $550.0 million of its 1.875% Convertible Senior Notes (the “1.875% Notes”). Interest is payable semi-annually on May 1 and November 1. The 1.875% Notes have a maturity date of May 1, 2013.

The Company is amortizing the debt discount on the 1.875% Notes utilizing the effective interest method over the life of the 1.875% Notes which increases the effective interest rate from its coupon rate of 1.875% to 9.4%. The Company incurred cash interest expense of $2.6 million for each of the three months ended March 31, 2010 and 2009, and non-cash interest expense of $7.6 million and $6.9 million for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the carrying amount of the equity component related to the 1.875% Notes was $159.2 million.

The 1.875% Notes are reflected in long-term debt in the Company’s Condensed Consolidated Balance Sheets at carrying value. The following table summarizes the balances for the 1.875% Notes:

	As of March 31, 2010	As of December 31, 2009
	(in thousands)
Principal balance	$550,000	$550,000
Debt discount	(109,937)	(117,541)

Carrying value	$440,063	$432,459

4.0% Convertible Senior Notes due 2014

On April 24, 2009, the Company issued $500.0 million of its 4.0% Convertible Senior Notes (the “4.0% Notes”) in a private placement transaction. Interest on the 4.0% Notes is payable semi-annually on April 1 and October 1. The maturity date of the 4.0% Notes is October 1, 2014.

The Company is amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate from its coupon rate of 4.0% to 13.0%. The Company incurred cash interest expense of $5.0 million and non-cash interest expense of $6.1 million for the three months ended March 31, 2010. As of March 31, 2010, the carrying amount of the equity component related to the 4.0% Notes was $169.0 million.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The 4.0 % Notes are reflected in long-term debt in the Company’s Condensed Consolidated Balance Sheets at carrying value. The following table summarizes the balances for the 4.0% Notes:

	As of March 31, 2010	As of December 31, 2009
	(in thousands)
Principal balance	$500,000	$500,000
Debt discount	(151,074)	(157,180)

Carrying value	$348,926	$342,820

Convertible Senior Notes Conversion Options

Each of the Company’s 0.375% Notes, 1.875% Notes and 4.0% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at a per share conversion price of $33.56, $41.46, and $30.38, respectively, subject to certain customary adjustments. In connection with the issuance of each of the Company’s convertible senior notes, the Company entered into hedging arrangements which, taken as a whole, effectively increased the per share conversion price of the Company’s notes to $55.00 for the 0.375% Notes, $67.37 for the 1.875% Notes and $44.64 for the 4.0% Notes. The Company’s convertible senior notes are only convertible in certain circumstances, including, but not limited to, (1) during any calendar quarter, if the last reported sale price of the Company’s Class A common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of Class A common stock on the last day of such preceding calendar quarter and (2) at any time on or after October 12, 2010 for the 0.375% Notes, February 19, 2013 for the 1.875% Notes and July 22, 2014 for the 4.0% Notes. A discussion of the full convertibility provisions of the Company’s convertible senior notes and of the related hedging arrangements, including the impact of Lehman’s default on a portion of the hedge associated with the 1.875% Notes, is included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2010.

Senior Notes

On July 24, 2009, the Company’s wholly-owned subsidiary Telecommunications issued $750 million of unsecured senior notes (the “Senior Notes”), $375 million of which are due August 15, 2016 (the “2016 Notes”) and $375 million of which are due August 15, 2019 (the “2019 Notes”). The 2016 Notes have an interest rate of 8.00% and were issued at a price of 99.330% of their face value. The 2019 Notes have an interest rate of 8.25% and were issued at a price of 99.152% of their face value. Interest on the 2016 Notes and 2019 Notes is due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company is amortizing the debt discount on the 2016 Notes and the 2019 Notes utilizing the effective interest method over the life of the 2016 Notes and 2019 Notes, respectively. The Company incurred cash interest expense of $7.5 million and non-cash interest expense of $0.07 million for the three months ended March 31, 2010, related to the 2016 Notes. The Company incurred cash interest expense of $7.7 million and non-cash interest expense of $0.05 million for the three months ended March 31, 2010, related to the 2019 Notes.

Senior Credit Facility

On February 11, 2010, SBA Senior Finance, Inc, the Company’s indirect wholly-owned subsidiary, terminated its $320.0 million Senior Secured Revolving Credit Facility (the “Senior Credit Facility”). The Company had no borrowings under the Senior Credit Facility at the time of its termination. No early termination penalties were incurred by the Company as a result of the termination.

2010 Credit Facility

On February 11, 2010, SBA Senior Finance II, LLC (“SBA Senior Finance II”), an indirect wholly-owned subsidiary of the Company, entered into a credit agreement for a $500.0 million senior secured revolving credit facility (the “2010 Credit Facility”) with several banks and other financial institutions or entities from time to time parties to the credit agreement (the “Credit Agreement”). Amounts borrowed under the 2010 Credit Facility will be secured by a first lien on the capital stock of SBA Telecommunications, Inc., SBA Senior Finance, Inc. and SBA Senior Finance II (which now includes SBA Infrastructure Holdings I, Inc.), and substantially all of the assets, other than leasehold, easement or fee interests in real property, of SBA Senior Finance II and the Subsidiary Guarantors (as defined in the Credit Agreement). The Company incurred deferred financing fees of $4.9 million associated with the closing of this transaction. As of March 31, 2010, the Company had no borrowings and $0.1 million of letters of credit outstanding under the 2010 Credit Facility. As of March 31, 2010, availability under the 2010 Credit Facility was $499.9 million.

The 2010 Credit Facility consists of a revolving loan under which up to $500.0 million may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing as set forth in the Credit Agreement. Amounts borrowed under the 2010 Credit Facility accrue interest at the Eurodollar rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate (as defined in the Credit Agreement) plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (as defined in the Credit Agreement). A 0.375% to 0.5% per annum fee is charged on the amount of unused commitment. If it is not earlier terminated by SBA Senior Finance II, the 2010 Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, February 11, 2015. Proceeds available under the 2010 Credit Facility may be used for general corporate purposes.

The Credit Agreement requires SBA Senior Finance II and the Company to maintain specific financial ratios, including, at the SBA Senior Finance II level, a ratio of Consolidated Total Debt to Annualized Borrower EBITDA (as defined in the Credit Agreement) that does not exceed 5.0x for any fiscal quarter, a ratio of Consolidated Total Debt and Net Hedge Exposure (as defined in the Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 5.0x for 30 consecutive days and a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (as defined in the Credit Agreement) of not less than 2.0x for any fiscal quarter. In addition, the Company’s ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for any fiscal quarter on an annualized basis cannot exceed 8.9x. The Credit Agreement also contains customary affirmative and negative covenants that, among other things, limit SBA Senior Finance II’s ability to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions or engage in certain asset dispositions, including a sale of all or substantially all of its assets. As of March 31, 2010, SBA Senior Finance II and the Company were in full compliance with the financial covenants contained in the 2010 Credit Facility.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Capital Lease Obligations

The Company’s capital lease obligations outstanding were $1.1 million as of March 31, 2010 and $1.0 million as of December 31, 2009. These obligations bear interest rates ranging from 0.8% to 4.9% and mature in periods ranging from approximately one to five years.

10. DERIVATIVE FINANCIAL INSTRUMENTS

2006 CMBS Certificate Swaps

During 2006, an indirect wholly-owned subsidiary of the Company entered into nine forward-starting swap agreements (the “2006 CMBS Certificate Swaps”) in anticipation of the 2006 CMBS Transaction. In October 2006, the Company terminated the 2006 CMBS Certificate Swaps in connection with entering into the purchase and sale agreement for the 2006 CMBS Certificates (see Note 9). The Company determined a portion of the swaps to be an effective cash flow hedge and as a result, recorded a deferred loss of $12.8 million in accumulated other comprehensive loss, net of applicable income taxes on the Company’s Consolidated Balance Sheets. The deferred loss is being amortized utilizing the effective interest method over the anticipated five year life of the 2006 CMBS Certificates and increases the effective interest rate on these certificates by 0.3%.

The Company recorded amortization of $0.5 million and $0.6 million as non-cash interest expense on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, respectively.

On April 16, 2010, the Company wrote-off the remaining unamortized net deferred loss in connection with the repayment of the 2006 CMBS Certificates (see Note 9).

11. SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has potential common stock equivalents related to its outstanding stock options and the 0.375% Notes, 1.875% Notes and 4.0% Notes (see Note 9). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive for the three months ended March 31, 2010 and 2009, respectively. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for each period presented.

Stock Repurchases

The Company’s Board of Directors authorized a stock repurchase program effective November 3, 2009. This program authorizes the Company to purchase, from time to time, up to $250.0 million of the Company’s outstanding common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Act of 1933, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in the Company’s sole discretion. During the three months ended March 31, 2010, the Company repurchased and retired 264,813 shares for an aggregate of $8.7 million including commissions and fees in connection with the stock repurchase program.

Subsequent to March 31, 2010, the Company repurchased 168,122 shares for an aggregate of $5.8 million including commissions and fees.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

	For the three months ended March 31,
	2010	2009
Risk free interest rate	1.83%	1.30% - 1.56%
Dividend yield	0.0%	0.0%
Expected volatility	55.2%	55.7%
Expected lives	3.6 - 4.3 years	3.21 - 4.08 years

The following table summarizes the Company’s activities with respect to its stock options for the three months ended March 31, 2010:

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)
	(in thousands)
Outstanding at December 31, 2009	4,192	$21.76	5.3
Granted	523	$35.71
Exercised	(298)	$15.28
Canceled	(8)	$19.48

Outstanding at March 31, 2010	4,409	$23.85	5.3

Exercisable at March 31, 2010	2,375	$20.53	4.8

Unvested at March 31, 2010	2,034	$27.74	5.9

The weighted-average fair value of options granted during the three months ended March 31, 2010 and 2009 was $15.91 and $8.51, respectively. The total intrinsic value for options exercised during the three months ended March 31, 2010 and 2009 was $6.2 million and $2.1 million, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Restricted Stock Units

During the three months ended March 31, 2010, the Company granted approximately 117,000 restricted stock units of its common stock pursuant to its 2001 Equity Participation Plan. The expense is based on the fair market value of the units awarded at the date of the grant times the number of shares subject to the units awarded. The Company recognizes the expense associated with the units on a straight-line basis over the four year vesting term. The following table summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2010:

Options	Number of Units	Weighted-Average Grant Date Fair Value per share
	(in thousands)
Outstanding at December 31, 2009	—	$—
Granted	117	35.71

Outstanding at March 31, 2010	117	$35.71

Expected to vest, net of estimated forfeitures, as of March 31, 2010	111	$35.71

On May 6, 2010, the Company adopted the 2010 Performance and Equity Incentive Plan (the “2010 Plan”) whereby options, restricted stock and stock appreciation rights may be granted to directors, employees and consultants. Upon the adoption of the 2010 Plan by the Company’s shareholders, no further grants are permitted under the 2001 Equity Participation Plan. The 2010 Plan provides for a maximum issuance of shares, together with outstanding options and unvested shares of restricted stock.

13. INCOME TAXES

The Company had taxable losses during the three months ended March 31, 2010 and 2009, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment (1)	Total
	(in thousands)
Three months ended March 31, 2010
Revenues	$127,967	$4,583	$15,415	$—	$147,965
Cost of revenues	$29,183	$3,632	$14,257	$—	$47,072
Depreciation, amortization and accretion	$66,963	$48	$229	$206	$67,446
Operating income (loss)	$18,704	$505	$(411)	$(1,912)	$16,886
Capital expenditures(2)	$41,871	$80	$323	$470	$42,744

Three months ended March 31, 2009
Revenues	$115,478	$4,172	$15,400	$—	$135,050
Cost of revenues	$27,565	$3,023	$13,950	$—	$44,538
Depreciation, amortization and accretion	$63,180	$44	$200	$229	$63,653
Operating income (loss)	$14,915	$746	$(70)	$(1,241)	$14,350
Capital expenditures(2)	$20,666	$3	$36	$49	$20,754

Assets
As of March 31, 2010	$3,047,345	$3,907	$24,975	$194,414	$3,270,641
As of December 31, 2009	$3,093,379	$4,651	$27,587	$188,029	$3,313,646

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Includes acquisitions and related earn-outs and vehicle capital lease additions.

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

The following is a list of significant customers (representing at least 10% of revenue for the periods reported) and the percentage of total revenue for the specified time periods derived from such customers:

	Percentage of Site Leasing Revenue for the three months ended March 31,
	2010	2009

AT&T (1)	27.4%	27.5%
Sprint (2)	24.1%	25.6%
Verizon (3)	15.8%	16.0%
T-Mobile	11.8%	11.3%

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Percentage of Site Development Consulting Revenue for the three months ended March 31,
	2010	2009

Verizon (3)	16.5%	20.5%
Cox Communications	16.2%	0.0%
Clearwire Tech, Inc.	13.4%	0.3%
T-Mobile	9.7%	38.9%

	Construction Revenue for the three months ended March 31,
	2010	2009

Nsoro Mastec	26.8%	12.5%
T-Mobile	19.3%	41.8%
ITT Corporation	14.4%	0.0%
Metro PCS	5.7%	10.0%

(1)	2009 numbers have been restated due to a merger of AT&T and Centennial
(2)	2009 numbers have been restated due to a merger of Sprint and IPCS Wireless
(3)	2009 numbers have been restated due to a merger of Verizon and Alltel

At March 31, 2010, five significant customers comprised 47.9% of total gross accounts receivable compared to five significant customers which comprised 48.3% of total gross accounts receivable at December 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications towers. Our principal operations are in the continental United States. As of March 31, 2010, we also had towers in Canada, Puerto Rico and the U.S. Virgin Islands. Our primary business line is our site leasing business, which contributed approximately 97.9% of our total segment operating profit for the year ended March 31, 2010. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, built or constructed based on our own initiative or acquired. As of March 31, 2010, we owned 8,380 tower sites, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 5,000 actual or potential additional communications sites, approximately 540 of which were revenue producing as of March 31, 2010. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. Site leasing revenues are received primarily from wireless service provider tenants, including AT&T, Sprint, Verizon Wireless and T-Mobile. Wireless service providers enter into numerous different tenant leases with us, each of which relates to the lease or use of space at an individual tower site. Tenant leases are generally for an initial term of five years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3% - 4% per year, including the renewal option periods. Tenant leases are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the current term of the related lease agreements. Rental amounts received in advance are recorded in deferred revenue.

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

For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as a result of adding additional customers to the tower. The amount of other direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower but typically do not make up a large percentage of total operating costs. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower or upgrading or repairing an access road or fencing. Lastly, ground leases are generally for an initial term of five years or more with multiple renewal terms of five year periods at our option and provide for rent escalators which typically average 3% - 4% annually or provide for term escalators of approximately 15%. Of the 8,380 tower sites in our portfolio as of March 31, 2010, approximately 28% were located on parcels of land that we own, land subject to perpetual easements, or parcels of land that have a leasehold interest that extends beyond 50 years.

Our site leasing business generates substantially all of our total segment operating profit. As indicated in the table below, our site leasing business generated 86.5% and 85.5% of our total revenue during the three months ended March 31, 2010 and 2009, respectively. For information regarding our operating segments, please see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Revenues
	For the three months March 31,
	2010	2009
	(dollars in thousands)
Site leasing revenue	$127,967	$115,478
Total revenues	$147,965	$135,050
Site leasing revenue percentage of total revenues	86.5%	85.5%

	Segment Operating Profit
	For the three months March 31,
	2010	2009
	(dollars in thousands)
Site leasing segment operating profit (1)	$98,784	$87,913
Total segment operating profit (1)	$100,893	$90,512
Site leasing segment operating profit percentage of total segment operating profit (1)	97.9%	97.1%

(1)

Site leasing segment operating profit and total segment operating profit are non-GAAP financial measures. We reconcile these measures and provide other Regulation G disclosures in this quarterly report in the section entitled Non-GAAP Financial Measures.

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

The following rollforward summarizes the activity in our consolidated tower portfolio from December 31, 2009 to March 31, 2010:

Number of Towers

Towers owned at December 31, 2009	8,324
Purchased towers	36
Constructed towers	21
Towers reclassified/disposed (1)	(1)

Towers owned at March 31, 2010	8,380

(1)

Reclassifications reflect the combination for reporting purposes of multiple tower structures on a single parcel of real estate, which we market and customers view as a single location, into a single tower site. Dispositions reflect the decommissioning, sale, conveyance or legal transfer of owned tower sites.

Site Development Services

Our site development business is complementary to our site leasing business and provides us the ability to keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and to capture ancillary revenues that are generated by our site leasing activities, such as antenna and equipment installation at our tower locations. Our site development business consists of two segments, site development consulting and site development construction. Site development services revenues are received primarily from providing a full range of end to end services to wireless service providers or companies providing development or project management services to wireless service providers. We principally perform services for third parties in our core, historical areas of wireless expertise, specifically, site acquisition, zoning, technical services and construction.

Our site development customers engage us on a project-by-project basis and a customer can generally terminate an assignment at any time without penalty. Site development projects, both consulting and construction, include contracts on a time and materials basis or a fixed price basis. The majority of our site development services are billed on a fixed price basis. Time and materials based site development contracts are billed and revenue is recognized at contractual rates as the services are rendered. Our site development projects generally take from three to twelve months to complete. For those site development consulting contracts in which we perform work on a fixed price basis, we recognize revenue based on the completion of agreed upon phases of the project on a per site basis.

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

The table below provides the percentage of total company revenues contributed by site development consulting services and site development construction services for the three months ended March 31, 2010 and 2009. For information regarding our operating segments, see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Percentage of Revenues
	For the three months ended March 31,
	2010	2009
	(dollars in thousands)

Site development consulting	$4,583	$4,172
Site development construction	$15,415	$15,400
Total revenues	$147,965	$135,050

Site development consulting	3.1%	3.1%
Site development construction	10.4%	11.4%

CRITICAL ACCOUNTING POLICIES

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to Consolidated Financial Statements for the year ended December 31, 2009, included in the Form 10-K filed with the Securities and Exchange Commission on March 1, 2010. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

Each respective Segment Operating Profit is defined as segment revenues less segment cost of revenues (excluding depreciation, accretion and amortization). Total Segment Operating Profit is the total of the operating profits of the three segments. The reconciliation of Segment Operating Profit is as follows:

	Site leasing segment		Dollar Change
	For the three months ended March 31,
	2010	2009
	(in thousands)
Segment revenue	$127,967	$115,478	$12,489
Segment cost of revenues (excluding depreciation, accretion and amortization)	(29,183)	(27,565)	(1,618)

Segment operating profit	$98,784	$87,913	$10,871

	Site development consulting segment		Dollar Change
	For the three months ended March 31,
	2010	2009
	(in thousands)
Segment revenue	$4,583	$4,172	$411
Segment cost of revenues (excluding depreciation, accretion and amortization)	(3,632)	(3,023)	(609)

Segment operating profit	$951	$1,149	$(198)

	Site development construction segment		Dollar Change
	For the three months ended March 31,
	2010	2009
	(in thousands)
Segment revenue	$15,415	$15,400	$15
Segment cost of revenues (excluding depreciation, accretion and amortization)	(14,257)	(13,950)	(307)

Segment operating profit	$1,158	$1,450	$(292)

Site leasing segment operating profit increased $10.9 million for the three months ended March 31, 2010 compared to the same period in the prior year primarily due to additional profit generated by the revenues from towers that we acquired or constructed subsequent to March 31, 2009, organic site leasing growth from new leases and contractual rent escalators and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers, control of our site leasing cost of revenue and the positive impact of our ground lease purchase program.

Adjusted EBITDA:

We believe that Adjusted EBITDA is an indicator of the performance of our core operations and reflects the changes in our operating results. Adjusted EBITDA is a component of the calculation that has been used by our lenders to determine compliance with certain covenants under our 2010 Credit Facility and Senior Notes. Adjusted EBITDA is not intended to be an alternative measure of operating income or gross profit margin as determined in accordance with GAAP.

Adjusted EBITDA increased $9.7 million to $91.4 million for the three months ended March 31, 2010 as compared to the same period in the prior year primarily due to increased site leasing segment operating profit.

We define Adjusted EBITDA as net loss excluding the impact of net interest expenses (including amortization of deferred financing fees), provision for taxes, depreciation, accretion and amortization, asset impairment and other charges, non-cash compensation, net loss (gain) from extinguishment of debt, other income and expenses, acquisition related expenses, non-cash straight-line leasing revenue and non-cash straight-line ground lease expense. The reconciliation of Adjusted EBITDA is as follows:

	For the three months ended March 31,		Dollar Change
	2010	2009
	(in thousands)

Net loss	$(37,411)	$(17,890)	$(19,521)
Interest income	(82)	(288)	206
Interest expense(1)	54,477	38,247	16,230
Depreciation, accretion, and amortization	67,446	63,653	3,793
Provision for taxes(2)	520	467	53
Loss (gain) from extinguishment of debt, net	112	(5,948)	6,060
Acquisition related expenses	2,055	434	1,621
Non-cash compensation	2,572	1,626	946
Non-cash leasing revenue	(1,000)	(2,016)	1,016
Non-cash ground lease expense	3,018	3,379	(361)
Other income	(319)	(13)	(306)

Adjusted EBITDA	$91,388	$81,651	$9,737

(1)	Interest expense includes cash interest expense, non-cash interest expense and amortization of deferred financing fees.
(2)

Includes $411 and $225 of franchise taxes reflected in the Consolidated Statement of Operations in selling, general and administrative expenses for the three months ended March 31, 2010 and 2009, respectively.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

	For the three months ended March 31,		Amount of Increase (Decrease)	Percentage Increase (Decrease)
	2010	2009
	(in thousands, except for percentages)
Revenues:
Site leasing	$127,967	$115,478	$12,489	10.8%
Site development consulting	4,583	4,172	411	9.9%
Site development construction	15,415	15,400	15	0.1%

Total revenues	147,965	135,050	12,915	9.6%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	29,183	27,565	1,618	5.9%
Cost of site development consulting	3,632	3,023	609	20.1%
Cost of site development construction	14,257	13,950	307	2.2%
Selling, general and administrative	14,506	12,075	2,431	20.1%
Acquisition related expenses	2,055	434	1,621	373.5%
Depreciation, accretion and amortization	67,446	63,653	3,793	6.0%

Total operating expenses	131,079	120,700	10,379	8.6%

Operating income	16,886	14,350	2,536	17.7%

Other income (expense):
Interest income	82	288	(206)	(71.5)%
Interest expense	(37,118)	(26,822)	10,296	38.4%
Non-cash interest expense	(14,867)	(8,849)	6,018	68.0%
Amortization of deferred financing fees	(2,492)	(2,576)	(84)	(3.3)%
(Loss) gain from extinguishment of debt, net	(112)	5,948	(6,060)	(101.9)%
Other income	319	13	306	2,353.8%

Total other expense	(54,188)	(31,998)	22,190	69.3%

Loss before provision for income taxes	(37,302)	(17,648)	19,654	111.4%

Provision for income taxes	(109)	(242)	(133)	(55.0)%

Net loss	(37,411)	(17,890)	19,521	109.1%

Net loss attributable to the noncontrolling interest	85	—	85	100.0%

Net loss attributable to SBA Communications Corporation	$(37,326)	$(17,890)	$19,436	108.6%

Revenues:

Site leasing revenues increased $12.5 million during the first quarter of 2010 as compared to the same period in the prior year due largely to (i) revenues from the towers that we acquired or constructed subsequent to March 31, 2009 and (ii) organic site leasing growth from new leases and contractual rent escalators and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers. Average rents per tenant increased in the first quarter of 2010 due primarily to rent escalators, lease amendments and higher rents associated with new leases.

Site development consulting revenues slightly increased for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Site development construction revenues remained relatively stable for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Operating Expenses:

Site leasing cost of revenues increased $1.6 million during the first quarter of 2010 as compared to the same period in the prior year primarily as a result of the growth in the number of tower sites owned by us (8,380 at March 31, 2010 compared to 7,884 at March 31, 2009) offset by the positive impact of our ground lease purchase program.

Site development consulting cost of revenues increased $0.6 million to $3.6 million for the three months ended March 31, 2010 as compared to the same period in the prior year as a result of an increase in projects. Site development construction cost of revenues remained relatively stable for the three months ended March 31, 2010 as compared to the same period in the prior year.

Selling, general and administrative expenses increased $2.4 million for the three months ended March 31, 2010 as compared to the same period in the prior year primarily as a result of an increase in non-cash compensation and our international expansion.

Acquisition related expenses increased $1.6 million for three months ended March 31, 2010 as compared to the same period in the prior year primarily as a result of an increase in the number of towers under contract for acquisition in the first quarter of 2010 compared to the first quarter of 2009.

Depreciation, accretion and amortization expense increased $3.8 million to $67.4 million for the three months ended March 31, 2010, as compared to the same period in the prior year, due to an increase in the number of tower sites and associated intangible assets owned at March 31, 2010 compared to those owned at March 31, 2009.

Operating Income:

Operating income increased $2.5 million to $16.9 million for the three months ended March 31, 2010 from the three months ended March 31, 2009 primarily due to the result of higher segment operating profit in the site leasing segment offset by increases in depreciation, accretion and amortization expense, acquisition related expenses and selling, general and administrative expenses.

Other Income (Expense):

Interest income decreased $0.2 million for the three months ended March 31, 2010 from the three months ended March 31, 2009. This decrease was primarily the result of lower weighted average interest rates offset by higher average invested funds in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Interest expense was $37.1 million for the three months ended March 31, 2010, an increase of $10.3 million from the three months ended March 31, 2009. This increase was due to the higher interest rates on the mix of our outstanding debt and the higher weighted average amount of cash-interest bearing debt outstanding for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Non-cash interest expense was $14.9 million for the three months ended March 31, 2010, an increase of $6.0 million from the three months ended March 31, 2009. This increase reflects the accretion of debt discounts on the Senior Notes, which were issued in July 2009, and the 4.0% Notes, which were issued in April 2009, offset by the impact of the repurchase of an aggregate of $107.7 million in principal of the 0.375% Notes during 2009 and the repayment of the Optasite Credit Facility in July 2009.

The loss from extinguishment of debt of $0.1 million for the three months ended March 31, 2010 is associated with the repurchase of $2.0 million in principal of our 2006 CMBS Certificates. The net gain from extinguishment of debt of $5.9 million for the three months ended March 31, 2009 included a $4.2 million gain associated with the repurchase of $52.3 million of our 0.375% Notes and a $1.7 million gain associated with the repurchase of $7.6 million of our 2005 and 2006 CMBS Certificates.

Other income for the three months ended March 31, 2010 primarily includes a $0.4 million gain on disposal of assets.

Net Loss

Net loss was $37.4 million, an increase of $19.5 million for the three months ended March 31, 2010 from the three months ended March 31, 2009, primarily due to increases in interest expense, non-cash interest expense, and depreciation, accretion and amortization expense partially offset by an increase in site leasing segment operating profit. In addition, the net loss for the three months ended March 31, 2009 included a net gain from the extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation is a holding company with no business operations of its own. SBA Communications’ only significant asset is the outstanding capital stock of SBA Telecommunications, Inc. which is also a holding company that owns equity interests in (1) SBA Senior Finance, Inc. (the entity that indirectly owns all of our domestic towers and assets) and (2) our international entities. We conduct all of our business operations through Telecommunications’ subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries.

A summary of our cash flows is as follows:

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
	(in thousands)
Summary cash flow information:
Cash provided by operating activities	$37,418	$49,284
Cash used in investing activities	(72,752)	(5,471)
Cash used in financing activities	(7,709)	(32,885)

(Decrease) increase in cash and cash equivalents	(43,043)	10,928
Cash and cash equivalents, December 31, 2009 and December 31, 2008	161,317	78,856

Cash and cash equivalents, March 31, 2010 and March 31, 2009	$118,274	$89,784

Sources of Liquidity

We fund our growth, including our tower portfolio growth, through cash flows from operations, long-term indebtedness and equity issuances. With respect to our debt financing, we have utilized secured and unsecured financings and issuances at various levels of our organizational structure to minimize our financing costs while maximizing our operational flexibility.

Cash provided by operating activities was $37.4 million for the three months ended March 31, 2010 as compared to $49.3 million for the three months ended March 31, 2009. This decrease was due to the higher weighted average amount of cash-interest bearing debt outstanding for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 and the timing of such interest payments.

On February 11, 2010, SBA Senior Finance II, LLC (“SBA Senior Finance II”), our indirect wholly-owned subsidiary, entered into a credit agreement for a $500.0 million senior secured revolving credit facility (the “2010 Credit Facility”) with several banks and other financial institutions or entities from time to time parties to the credit agreement (the “Credit Agreement”). Amounts borrowed under the 2010 Credit Facility are secured by a first lien on the capital stock of SBA Telecommunications, Inc., SBA Senior Finance, Inc. and SBA Senior Finance II (which now includes SBA Infrastructure Holdings I, Inc.), and substantially all of the assets, other than leasehold, easement or fee interests in real property, of SBA Senior Finance II and the Subsidiary Guarantors (as defined in the Credit Agreement). The 2010 Credit Facility matures on February 11, 2015 and may be borrowed, repaid and redrawn, subject to compliance with the financial and other covenants in the Credit Agreement. As of March 31, 2010, we had no borrowings and $0.1 million letters of credit outstanding under the 2010 Credit Facility. As of March 31, 2010, availability under the 2010 Credit Facility was $499.9 million. The material terms of the 2010 Credit Facility are described below under “Debt Instruments and Debt Service Requirements – 2010 Credit Facility.”

On April 16, 2010, a New York common law trust (the “Trust”), initially formed by our indirect subsidiary, issued $680.0 million of Secured Tower Revenue Securities Series 2010-1 (the “2010-1 Tower Securities”), and $550.0 million of Secured Tower Revenue Securities Series 2010-2 (the “2010-2 Tower Securities” and together with the 2010-1 Tower Securities, the “2010 Tower Securities”). The weighted average annual fixed coupon interest rate of the 2010 Tower Securities is 4.6%, payable monthly. The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 16, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 16, 2017 and April 16, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of SBA Properties, Inc., SBA Sites, Inc., and SBA Structures, Inc., our indirect operating subsidiaries, (the “Borrowers”). The mortgage loan underlying the 2010 Tower Securities is to be paid from the operating cash flows from the aggregate 3,686 tower sites owned by the Borrowers. The mortgage loan is secured by (i) mortgages, deeds of trust and deeds to secure debt on a substantial portion of the tower sites, (ii) a security interest in substantially all of the Borrowers’ personal property and fixtures, (iii) the Borrowers’ rights under certain tenant leases and (iv) all of the proceeds of the foregoing. We incurred deferred financing fees of approximately $17.1 million in relation to this transaction. Net proceeds from the 2010 Tower Securities were used to repay in full the outstanding 2006 CMBS Certificates in the amount of $938.6 million and pay $38.5 million for prepayment consideration and fees. The remaining net proceeds will be distributed to SBA and will be used for general corporate purposes. The material terms of the Secured Tower Revenue Securities are described below under “Debt Instruments and Debt Service Requirements – Secured Tower Revenue Securities Series 2010.”

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or, companies who own wireless communication towers, antenna sites or related assets. During the three months ended March 31, 2010, we did not issue any shares of Class A common stock under this registration statement. As of March 31, 2010, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

On March 3, 2009, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. For the three months ended March 31 2010, we did not issue any securities under this automatic shelf registration statement.

Uses of Liquidity

We believe that our principal use of liquidity will be to fund tower growth and, secondarily, our stock repurchase program. During the recent market disruptions that occurred from October 2008 through 2009, we utilized our liquidity to take advantage of certain market opportunities and repurchase our outstanding debt. In the future, we may continue to repurchase, for cash or equity, our outstanding indebtedness in privately-negotiated or open market transactions in order to optimize our liquidity and leverage and take advantage of market opportunities.

Our cash capital expenditures, including cash used for acquisitions, for the three months ended March 31, 2010 were $42.5 million. The $42.5 million primarily consists of cash capital expenditures of $26.7 million that we incurred primarily in connection with the acquisition of 36 completed towers net of related working capital adjustments and earnouts paid in connection with previous acquisitions. The $42.5 million also includes $8.1 million for construction and related costs associated with the completion of 21 new towers during the three months ended March 31, 2010 and for sites in process at March 31, 2010, $1.7 million for tower maintenance capital expenditures, $1.9 million for augmentations and tower upgrades, $0.5 million for general corporate expenditures and $3.6 million for ground lease purchases (in addition to $1.2 million spent to extend ground lease terms). During the first quarter of 2010, we also acquired an equity interest in DAS provider Extenet Systems, Inc. for approximately $32.3 million in cash and the contribution of our existing DAS business.

Subsequent to March 31, 2010, we acquired 145 completed towers and related assets and liabilities from various sellers including 102 towers in Panama. The aggregate consideration paid for the towers and related assets was approximately $50.0 million in cash.

During the three months ended March 31, 2010, we repurchased in privately negotiated transactions an aggregate of $2.0 million in principal amount of our 2006 CMBS Certificates for $2.1 million in cash. On April 16, 2010, we used the proceeds from issuance of our 2010 Tower Securities to repay the remaining principal balance of $938.6 million of the 2006 CMBS Certificates and to pay $38.5 million for prepayment consideration plus fees.

In connection with the stock repurchase program, we repurchased and retired 264,813 shares for an aggregate of $8.7 million including commissions and fees in the three months ended March 31, 2010. Subsequent to March 31, 2010, we have repurchased 168,122 shares for an aggregate of $5.8 million including commissions and fees.

During 2010, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $8 million to $11 million and discretionary cash capital expenditures, based on current obligations, of $190 million to $210 million primarily associated with the towers we intend to build in 2010, tower acquisitions currently under contract, tower augmentations and ground lease purchases. We intend to spend additional capital in 2010 on acquiring revenue producing or expense reducing assets not yet identified and under contract.

We estimate we will incur less than $1,000 per tower per year for capital improvements or modifications to our towers. All of these planned cash capital expenditures are expected to be funded by cash on hand, cash flow from operations and borrowings under the 2010 Credit Facility. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and tower acquisition program, and our ground lease purchase program.

Debt Instruments and Debt Service Requirements

As of March 31, 2010, we believe that our cash on hand and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

Commercial Mortgage Pass-Through Certificates Series 2006-1

On November 6, 2006, a New York common law trust (the “Trust”), initially formed by our indirect subsidiary, issued in a private transaction $1.15 billion of Commercial Mortgage Pass-Through Certificates Series 2006-1 (the “2006 CMBS Certificates”).

The 2006 CMBS Certificates consisted of nine subclasses with annual pass-through interest rates ranging from 5.314% to 7.825%. The weighted average annual fixed interest rate of the 2006 CMBS Certificates as of March 31, 2010 was 5.9%, payable monthly, and the effective weighted average annual fixed interest rate was 6.2% after giving effect to the settlement of the nine interest rate swap agreements entered into in contemplation of the transaction.

The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of SBA Properties, Inc., SBA Sites, Inc., and SBA Structures, Inc., our indirect operating subsidiaries (the “Borrowers”). The mortgage loan consists of multiple tranches, or components, each of which has terms that are identical to the subclasses of securities to which it relates. The Borrowers are special purpose vehicles which exist solely to hold the towers which are subject to the securitization. The Borrowers are jointly and severally liable for all obligations under the mortgage loan. The mortgage loan underlying the 2006 CMBS Certificates was to be paid from the operating cash flows from the aggregate 3,746 tower sites owned by the Borrowers.

Pursuant to the terms of the 2006 CMBS Certificates, all rental cash receipts received by the Borrowers are initially placed in a reserve account to fund the payment of (1) debt service costs, (2) ground rents, real estate, personal property taxes, and insurance premiums related to tower sites, (3) trustee and service expenses, (4) management fees and (5) to reserve a portion of advance rents from tenants. Amounts received into the reserve account in excess of the required reserve balances (the “excess cash flows”) are released to the Borrowers monthly, unless the Borrowers are not in compliance with the required Debt Service Coverage Ratio (as defined in the mortgage loan agreement). If the Debt Service Coverage Ratio is less than (1) 1.30x, the excess cash flows will be held in the reserve account until the Borrowers are in compliance with the Debt Service Coverage Ratio for two consecutive quarters or (2) 1.15x, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time as the Debt Service Coverage Ratio exceeds 1.15x for a calendar quarter. As of March 31, 2010, the Borrowers met the required Debt Service Coverage Ratio.

On April 16, 2010, we paid off the remaining outstanding balance of $938.6 million on the 2006 CMBS Certificates and paid $38.5 million in prepayment consideration plus fees.

Secured Tower Revenue Securities Series 2010

On April 16, 2010, the Trust issued $680.0 million of Secured Tower Revenue Securities Series 2010-1 (the “2010-1 Tower Securities”) and $550.0 million of Secured Tower Revenue Securities Series 2010-2 (the “2010-2 Tower Securities” and together with the 2010-1 Tower Securities, the “2010 Tower Securities”).

The 2010-1 Tower Securities have an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The weighted average annual fixed coupon interest rate of the 2010 Tower Securities is 4.6%, payable monthly. The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 16, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 16, 2017 and April 16, 2042, respectively. We incurred deferred financing fees of approximately $17.1 million in relation to this transaction. Net proceeds from the 2010 Tower Securities were used to repay in full the outstanding 2006 CMBS Certificates in the amount of $938.6 million and pay the related prepayment consideration and fees. The remaining net proceeds will be distributed to SBA and will be used for general corporate purposes.

Subsequent to the issuance of the 2010 Tower Securities, the sole asset of the Trust continues to be a non-recourse mortgage loan made in favor of the Borrowers. In connection with the issuance of the 2010 Tower Securities, the mortgage loan was amended by (i) the Third Loan and Security Agreement Supplement and Amendment, dated as of April 16, 2010, and (ii) the Fourth Loan and Security Agreement Supplement and Amendment, dated as of April 16, 2010. The Borrowers continue to be jointly and severally liable for all obligations under the mortgage loan.

The mortgage loan underlying the 2010 Tower Securities will be paid from the operating cash flows from the aggregate 3,686 tower sites owned by the Borrowers. The mortgage loan is secured by (i) mortgages, deeds of trust and deeds to secure debt on a substantial portion of the tower sites, (ii) a security interest in substantially all of the Borrowers’ personal property and fixtures, (iii) the Borrowers’ rights under certain tenant leases and (iv) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., our indirect subsidiary, is entitled to receive a management fee equal to 7.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (i) within nine months of the anticipated repayment date of such mortgage loan component, (ii) with proceeds received as a result of any condemnation or casualty of any tower sites owned by the Borrowers or (iii) during an amortization period. In all other circumstances the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of 2010 Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the excess, if any, of (1) the present value, calculated in accordance with the formula set forth in the mortgage loan agreement, on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date that is nine months prior to the anticipated repayment date over (2) that portion of the principal balance of such class prepaid on the date of such prepayment.

To the extent that the mortgage loan components corresponding to the 2010 Tower Securities are not fully repaid by their respective anticipated repayment dates, the interest rate of each such component will increase by the greater of (i) 5% and (ii) the amount, if any, by which the sum of (x) the ten-year U.S. treasury rate plus (y) the credit-based spread for such component (as set forth in the Mortgage Loan Agreement) plus (z) 5%, exceeds the original interest rate for such component.

Pursuant to the terms of the 2010 Tower Securities, all rents and other sums due on any of the tower sites owned by the Borrowers are directly deposited by the lessees into a controlled deposit account and are held by the indenture trustee. The monies held by the indenture trustee after the release date are classified as restricted cash on our Consolidated Balance Sheets. However, if the debt service coverage ratio, defined as the net cash flow (as defined in the Mortgage Loan Agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers are required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the debt service coverage ratio exceeds 1.15 times for a calendar quarter. The mortgage loan agreement, as amended, also includes covenants customary for mortgage loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets.

0.375% Convertible Senior Notes due 2010

At March 31, 2010, we had $30.4 million outstanding of 0.375% Notes (which was recorded at its discounted carrying value of $29.1 million). The maturity date of the 0.375% Notes is December 1, 2010. Interest on the 0.375% Notes is payable semi-annually each June 1 and December 1. Based on the maturity date of December 1, 2010 of the 0.375% Notes, debt service for 2010 will be $30.4 million in principal and approximately $0.1 million in interest. We intend to use a portion of the net proceeds from the Senior Notes issued in July 2009 to repurchase prior to maturity or repay at maturity our remaining 0.375% Notes outstanding.

1.875% Convertible Senior Notes due 2013

At March 31, 2010, we had $550.0 million outstanding of 1.875% Notes (which was recorded at its discounted carrying value of $440.1 million). The maturity date of the 1.875% Notes is May 1, 2013. Interest on the 1.875% Notes is payable semi-annually each May 1 and November 1. Based on the amounts outstanding at March 31, 2010, debt service for the next twelve months on the 1.875% Notes would be $10.3 million.

4.0% Convertible Senior Notes due 2014

As of March 31, 2010, we had outstanding $500.0 million of our 4.0% Notes (which was recorded at its discounted carrying value of $348.9 million). The maturity date of the 4.0% Notes is October 1, 2014. Interest on the 4.0% Notes is payable semi-annually on April 1 and October 1. Based on the amounts outstanding at March 31, 2010, debt service for the next twelve months on the 4.0% Notes would be $20.0 million.

Convertible Senior Notes Conversion Options

Each of our 0.375% Notes, 1.875% Notes and 4.0% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at a per share conversion price of $33.56, $41.46, and $30.38, respectively, subject to certain customary adjustments. In connection with the issuance of each of our convertible senior notes, we entered into hedging arrangements which, taken as a whole, effectively increased the per share conversion price of our notes to $55.00 for the 0.375% Notes, $67.37 for the 1.875% Notes and $44.64 for the 4.0% Notes. Our convertible senior notes are only convertible in certain circumstances, including, but not limited to, (1) during any calendar quarter, if the last reported sale price of our Class A common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of Class A common stock on the last day of such preceding calendar quarter and (2) at any time on or after October 12, 2010 for the 0.375% Notes, February 19, 2013 for the 1.875% Notes and July 22, 2014 for the 4.0% Notes. A discussion of the full convertibility provisions of our convertible senior notes and of the related hedging arrangements, including the impact of Lehman’s default on a portion of the hedge associated with the 1.875% Notes, is included in our Annual Report on Form 10-K filed with the SEC on March 1, 2010.

Senior Notes

At March 31, 2010, Telecommunications had $375 million of unsecured notes (the “2016 Notes”) which are due in 2016 and $375 million of unsecured notes (the “2019 Notes”) which are due in 2019. At March 31, 2010, the 2016 Notes and the 2019 Notes were recorded at carrying value of $372.7 million and $372.0 million, respectively. The 2016 Notes and the 2019 Notes are guaranteed by SBA Communications.

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

The 2016 Notes have an interest rate of 8.00% and interest is due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. The 2019 Notes have an interest rate of 8.25% and interest is due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. Based on the amounts outstanding at March 31, 2010, debt service for the next twelve months on the 2016 Senior Notes and the 2019 Senior Notes would be $30.0 million and $30.9 million, respectively.

Senior Credit Facility

On February 11, 2010, SBA Senior Finance, Inc., our indirect wholly-owned subsidiary, terminated its $320.0 million Senior Secured Revolving Credit Facility (the “Senior Credit Facility”). We had no borrowings under the Senior Credit Facility at the time of its termination. No early termination penalties were incurred by us as a result of the termination.

2010 Credit Facility

On February 11, 2010, SBA Senior Finance II, LLC (“SBA Senior Finance II”), our indirect wholly-owned subsidiary, entered into a credit agreement for a $500.0 million senior secured revolving credit facility (the “2010 Credit Facility”) with several banks and other financial institutions or entities from time to time parties to the credit agreement (the “Credit Agreement”). Amounts borrowed under the 2010 Credit Facility will be secured by a first lien on the capital stock of SBA Telecommunications, Inc., SBA Senior Finance, Inc. and SBA Senior Finance II (which now includes SBA Infrastructure Holdings I, Inc.), and substantially all of the assets, other than leasehold, easement or fee interests in real property, of SBA Senior Finance II and the Subsidiary Guarantors (as defined in the Credit Agreement). As of March 31, 2010, we had no borrowings and $0.1 million letters of credit outstanding under the 2010 Credit Facility. As of March 31, 2010, availability under the 2010 Credit Facility was $499.9 million.

The 2010 Credit Facility consists of a revolving loan under which up to $500.0 million may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing as set forth in the Credit Agreement. Amounts borrowed under the 2010 Credit Facility accrue interest at the Eurodollar rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate (as defined in the Credit Agreement) plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (as defined in the Credit Agreement). A 0.375% to 0.5% per annum fee is charged on the amount of unused commitment. If it is not terminated earlier by SBA Senior Finance II, the 2010 Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, February 11, 2015. Proceeds available under the 2010 Credit Facility may be used for general corporate purposes.

The Credit Agreement requires SBA Senior Finance II and SBA Communications to maintain specific financial ratios, including, at the SBA Senior Finance II level, a ratio of Consolidated Total Debt to Annualized Borrower EBITDA (as defined in the Credit Agreement) that does not exceed 5.0x for any fiscal quarter, a ratio of Consolidated Total Debt and Net Hedge Exposure (as defined in the Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 5.0x for 30 consecutive days and a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (as defined in the Credit Agreement) of not less than 2.0x for any fiscal quarter. In addition, our ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for any fiscal quarter on an annualized basis cannot exceed 8.9x. The Credit Agreement also contains customary affirmative and negative covenants that, among other things, limit SBA Senior Finance II’s ability to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions or engage in certain asset dispositions, including a sale of all or substantially all of our assets. As of March 31, 2010, SBA Senior Finance II and SBA Communications were in full compliance with the financial covenants contained in the 2010 Credit Facility.

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

Accounting Changes and Recent Accounting Pronouncements

For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see “Note 2: Current Accounting Pronouncements” in the Condensed Notes to Consolidated Financial Statements of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments.

The following table presents the future principal payment obligations and interest rates associated with our debt instruments assuming our actual level of indebtedness as of March 31, 2010:

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(in thousands)

Debt:
2006 CMBS Certificates (1)	$—	$938,609	$—	$—	$—	$—	$938,609	$980,846
0.375% Convertible Senior Notes	$30,403	$—	$—	$—	$—	$—	$30,403	$34,659
1.875% Convertible Senior Notes	$—	$—	$—	$550,000	$—	$—	$550,000	$583,688
4.00% Convertible Senior Notes	$—	$—	$—	$—	$500,000	$—	$500,000	$680,000
2016 Senior Notes	$—	$—	$—	$—	$—	$375,000	$375,000	$394,688
2019 Senior Notes	$—	$—	$—	$—	$—	$375,000	$375,000	$399,375

(1)	The anticipated repayment date is November 2011 for the 2006 CMBS Certificates with a weighted average interest rate of 5.9%. The 2006 CMBS Certificates were paid off on April 16, 2010. On April 16, 2010, $1.23 billion of Secured Tower Revenue Securities were issued – see discussion in Liquidity and Capital Resources.

Our current primary market risk exposure is interest rate risk relating to (1) our ability to meet financial covenants and (2) the impact of interest rate movements on any borrowings that we may incur under our 2010 Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis. In addition, in connection with our convertible notes, we are subject to market risk associated with the market price of our common stock.

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

•	our expectations regarding our future cash capital expenditures, both discretionary and non-discretionary, including expenditures required to maintain, improve and modify our towers;

•

our estimates regarding our liquidity and our annual debt service in 2010 and thereafter, and our belief that our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months;

•	our use of the net proceeds from our recent debt offerings;

•	our expectations regarding the acquisition of revenue producing assets not yet identified and under contract;

•	our belief that certain non-GAAP financial measures are indicators of our operating performance;

•

our belief that our towers have significant capacity to accommodate additional tenants, that our tower operations are highly scalable and that we can add tenants to our towers at minimal incremental costs; and

•	our intentions regarding the share repurchase program.

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

•	the ability of our clients to access sufficient capital or their willingness to expend capital to fund network expansion or enhancements;

•	our ability to continue to comply with covenants and the terms of our credit instruments;

•	our ability to secure site leasing tenants, including our ability to retain current leases on towers and deal with the impact, if any, of recent consolidation among wireless service providers;

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

•	our ability to secure and deliver anticipated services business at contemplated margins;

•	our ability to successfully and timely address zoning issues, permitting and other issues that arise in connection with the building of new towers;

•	our ability to realize economies of scale from our tower portfolio;

•	the business climate for the wireless communications industry in general and the wireless communications infrastructure providers in particular;

•	the state of the credit markets and capital markets, including the level of volatility, illiquidity and interest rates that may affect our ability to pursue actions to manage our leverage position;

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry;

•	our ability to successfully estimate certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements;

•	the introduction of new technologies that may make our tower leasing business less desirable to potential tenants; and

•	natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage;

ITEM 4.	CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2010. Based on such evaluation, such officers have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer repurchases of equity securities

The following table presents information related to our repurchases of Class A common stock during the first quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

1/1/2010 - 1/31/2010	30,300	$32.90	30,300	$247,283,540
2/1/2010 - 2/28/2010	176,613	$32.02	176,613	$241,628,497
3/1/2010 - 3/31/2010	57,900	$34.94	57,900	$239,605,410

Total	264,813	$32.76	264,813

(1)	On October 29, 2009, our Board of Directors authorized a $250.0 million share repurchase program pursuant to which we would repurchase shares of our Class A common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Act of 1933, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program became effective November 3, 2009 and will continue until otherwise modified or terminated by our Board of Directors at any time in our sole discretion.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit No.	Description

31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

May 7, 2010	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

May 7, 2010	/s/ Brendan T. Cavanagh
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