Form 10-Q
period 2010-06-30
SBA COMMUNICATIONS CORP
filed 2010-08-04
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 114,634,391 shares of Class A common stock outstanding as of July 29, 2010.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$227,939	$161,317
Restricted cash	28,084	30,285
Short-term investments	4,222	5,352
Accounts receivable, net of allowance of $345 and $350 in 2010 and 2009, respectively	17,065	19,644
Costs and estimated earnings in excess of billings on uncompleted contracts	13,802	10,392
Prepaid and other current assets	11,987	9,848

Total current assets	303,099	236,838

Property and equipment, net	1,490,542	1,496,938
Intangible assets, net	1,433,110	1,435,591
Deferred financing fees, net	49,218	37,902
Other assets	157,720	106,377

Total assets	$3,433,689	$3,313,646

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$29,591	$28,648
Accounts payable	10,078	9,219
Accrued expenses	25,262	28,110
Deferred revenue	56,554	54,013
Accrued interest	31,980	35,551
Other current liabilities	3,352	3,184

Total current liabilities	156,817	158,725

Long-term liabilities:
Long-term debt	2,777,839	2,460,402
Other long-term liabilities	101,209	94,570

Total long-term liabilities	2,879,048	2,554,972

Commitments and contingencies

Shareholders’ equity:
Preferred stock - par value $.01, 30,000 shares authorized, none issued or outstanding	—	—
Common stock - Class A, par value $.01, 400,000 shares authorized, 114,591 and 117,082 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,146	1,171
Additional paid-in capital	2,240,394	2,228,268
Accumulated deficit	(1,845,679)	(1,627,602)
Accumulated other comprehensive income (loss), net	1,305	(2,803)

SBA Communications Corporation shareholders’ equity	397,166	599,034
Noncontrolling interests	658	915

Total shareholders’ equity	397,824	599,949

Total liabilities and shareholders’ equity	$3,433,689	$3,313,646

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Revenues:
Site leasing	$131,739	$117,342	$259,706	$232,820
Site development	22,776	18,853	42,774	38,424

Total revenues	154,515	136,195	302,480	271,244

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	30,004	27,516	59,187	55,082
Cost of site development	19,954	16,356	37,843	33,329
Selling, general and administrative	14,297	13,164	28,814	25,236
Acquisition related expenses	1,405	1,310	3,449	1,747
Depreciation, accretion and amortization	68,831	64,251	136,277	127,904

Total operating expenses	134,491	122,597	265,570	243,298

Operating income	20,024	13,598	36,910	27,946

Other income (expense):
Interest income	175	294	257	583
Interest expense	(37,711)	(30,075)	(74,829)	(56,895)
Non-cash interest expense	(14,780)	(12,541)	(29,647)	(21,392)
Amortization of deferred financing fees	(2,214)	(2,812)	(4,706)	(5,388)
(Loss) gain from extinguishment of debt, net	(48,932)	2,381	(49,044)	8,329
Other expense	(434)	(44)	(115)	(31)

Total other expense	(103,896)	(42,797)	(158,084)	(74,794)

Loss before benefit (provision) for income taxes	(83,872)	(29,199)	(121,174)	(46,848)
Benefit (provision) for income taxes	18	(229)	(91)	(472)

Net loss	(83,854)	(29,428)	(121,265)	(47,320)
Net loss attributable to the noncontrolling interest	155	68	240	68

Net loss attributable to SBA Communications Corporation	$(83,699)	$(29,360)	$(121,025)	$(47,252)

Net loss per common share attributable to SBA Communications Corporation:
Basic and diluted	$(0.72)	$(0.25)	$(1.04)	$(0.40)

Basic and diluted weighted average number of common shares	115,666	117,079	116,388	117,529

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(unaudited) (in thousands)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest	Total
	Shares	Amount
BALANCE, December 31, 2009	117,082	$1,171	$2,228,268	$(1,627,602)	$(2,803)	$915	$599,949
Net loss	—	—	—	(121,025)	—	(240)	(121,265)
Amortization of deferred loss from settlement of derivative financial instruments	—	—	—	—	632	—	632
Write-off of deferred loss from derivative instruments related to repurchase of debt	—	—	—	—	3,645	—	3,645
Foreign currency translation adjustments	—	—	—	—	(169)	(17)	(186)
Non-cash compensation	—	—	5,377	—	—	—	5,377
Common stock issued in connection with stock purchase/option plans	405	4	6,749	—	—	—	6,753
Repurchase and retirement of common stock	(2,896)	(29)	—	(97,052)	—	—	(97,081)

BALANCE, June 30, 2010	114,591	$1,146	$2,240,394	$(1,845,679)	$1,305	$658	$397,824

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited) (in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Net loss	$(83,854)	$(29,428)	$(121,265)	$(47,320)
Other comprehensive loss associated with derivative instruments:
Amortization of net deferred loss (gain) from settlement of derivative financial instruments	91	(130)	632	(280)
Write-off of net deferred loss (gain) from derivative instruments related to repurchase of debt	3,636	(70)	3,645	(170)
Foreign currency translation adjustments	(679)	54	(186)	54

Comprehensive loss	(80,806)	(29,574)	(117,174)	(47,716)
Comprehensive loss attributable to the noncontrolling interest	217	63	257	63

Comprehensive loss attributable to SBA Communications Corporation	$(80,589)	$(29,511)	$(116,917)	$(47,653)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(121,265)	$(47,320)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization	136,277	127,904
Deferred tax benefit	(248)	(24)
Non-cash interest expense	29,647	21,392
Non-cash compensation expense	5,352	3,951
Amortization of deferred financing fees	4,706	5,388
Provision for doubtful accounts	400	235
Loss (gain) from extinguishment of debt, net	49,044	(8,329)
Other non-cash items reflected in the Statements of Operations	(293)	8
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	(663)	3,198
Prepaid and other assets	(6,222)	(6,218)
Accounts payable and accrued expenses	332	(2,204)
Accrued interest	(3,571)	3,240
Other liabilities	4,639	6,225

Net cash provided by operating activities	98,135	107,446

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and related earn-outs	(111,970)	(29,589)
Purchase of investments	(34,470)	(3,604)
Capital expenditures	(27,498)	(21,633)
(Payment) proceeds of restricted cash relating to tower removal obligations	(667)	6,084
Proceeds from sales and maturities of investments	3,527	—
Proceeds from disposition of fixed assets	35	24

Net cash used in investing activities	(171,043)	(48,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 2010 Tower Securities, net of fees paid	1,212,381	—
Payments on extinguishment of CMBS Certificates	(979,358)	(26,343)
Payments on extinguishment of convertible debt	—	(86,624)
Proceeds from issuance of 4.0% convertible senior notes, net of fees paid	—	488,249
Repurchase and retirement of common stock	(97,081)	(50,000)
Payment of deferred financing fees	(5,025)	(281)
Proceeds from employee stock purchase/stock option plans	6,753	1,809
Release of restricted cash relating to CMBS Certificates	1,886	594
Payments on Senior Credit Facility	—	(234,657)
Borrowings under Senior Credit Facility	—	8,507
Purchase of convertible note hedges	—	(160,100)
Payments on Optasite Credit Facility	—	(3,000)
Proceeds from issuance of common stock warrants	—	98,491
Other	(26)	—

Net cash provided by financing activities	139,530	36,645

NET INCREASE IN CASH AND CASH EQUIVALENTS	66,622	95,373

CASH AND CASH EQUIVALENTS:
Beginning of period	161,317	78,856

End of period	$227,939	$174,229

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$78,656	$53,721

Income taxes	$647	$686

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Assets acquired through capital leases	$420	$64

Contribution of DAS networks in exchange for equity investment	$11,000	$—

Class A common stock issued relating to acquisitions and earn-outs	$—	$20,131

Class A common stock issued in connection with early extinguishment of debt	$—	$11,199

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for SBA Communications Corporation and its subsidiaries (the “Company”). The December 31, 2009 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. These financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give a true indication of the results for the year. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

2.	CURRENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) which requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The FASB also clarified existing fair value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. ASU 2010-06 is effective for fiscal years beginning after December 15, 2009. The adoption of this accounting guidance did not have any impact on the Company’s disclosures.

3.	FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments— The carrying value of the Company’s financial instruments, with the exception of debt instruments, reasonably estimate the related fair values as of June 30, 2010 and December 31, 2009 due to the short maturity of those instruments.

The Company determines fair value of its debt instruments utilizing various sources including quoted prices and indicative quotes (that is non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The following table reflects fair values, principal values and carrying values of the Company’s debt instruments (see Note 9).

	At June 30, 2010			At December 31, 2009
	Fair Value	Principal Value	Carrying Value	Fair Value	Principal Value	Carrying Value
	(in millions)
0.375% Convertible Senior Notes due 2010	$32.3	$30.4	$29.6	$34.2	$30.4	$28.6
1.875% Convertible Senior Notes due 2013	$555.5	$550.0	$447.8	$564.4	$550.0	$432.5
4.0% Convertible Senior Notes due 2014	$639.7	$500.0	$355.2	$652.5	$500.0	$342.8
8.0% Senior Notes due 2016	$388.1	$375.0	$372.7	$388.1	$375.0	$372.6
8.25% Senior Notes due 2019	$390.9	$375.0	$372.0	$393.8	$375.0	$371.9
4.254% 2010-1 Tower Securities	$707.2	$680.0	$680.0	$—	$—	$—
5.101% 2010-2 Tower Securities	$576.1	$550.0	$550.0	$—	$—	$—
2006 CMBS Certificates	$—	$—	$—	$961.5	$940.6	$940.6

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Items Measured at Fair Value on a Nonrecurring Basis—The Company’s earnouts related to acquisitions, intangibles, certain long-lived assets, and asset retirement obligations are measured at fair value on a nonrecurring basis. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on the anticipated performance of the underlying assets. The fair value of the intangibles, long-lived assets, and asset retirement obligations are calculated using a discounted cash flow model.

4.	RESTRICTED CASH

Restricted cash consists of the following:

	As of June 30, 2010	As of December 31, 2009	Included on Balance Sheet
	(in thousands)
Securitization escrow accounts	$27,222	$29,108	Restricted cash - current asset
Payment and performance bonds	862	1,177	Restricted cash - current asset
Surety bonds and workers compensation	11,465	11,097	Other assets - noncurrent

Total restricted cash	$39,549	$41,382

Securitization escrow accounts relate to funds that are required to be in escrow, initially pursuant to the terms of the Commercial Mortgage Pass-Through Certificates Series 2006-1 (the “2006 CMBS Certificates”) and, upon their refinancing, pursuant to the terms of the Secured Tower Revenue Securities Series 2010-1 (the “2010-1 Tower Securities”) and the Secured Tower Revenue Securities Series 2010-2 (the “2010-2 Tower Securities” and together with the 2010-1 Tower Securities, the “2010 Tower Securities”) (see Note 9). Pursuant to the terms of the 2006 CMBS Certificates and, subsequently, the 2010 Tower Securities, the Company is required to establish a controlled deposit account, held by the indenture trustee, into which all rents and other sums due on the towers that secured the 2006 CMBS Certificates and those that currently secure the 2010 Tower Securities are directly deposited by the lessees. These restricted cash amounts are used to fund reserve accounts for the payment of (1) debt service costs, (2) ground rents, real estate and personal property taxes and insurance premiums related to tower sites, (3) trustee and servicing expenses, (4) management fees and (5) to reserve a portion of advance rents from tenants. The restricted cash in the controlled deposit account in excess of required reserve balances is subsequently released to the Borrowers monthly, provided that the Borrowers are in compliance with their debt service coverage ratio and that no Event of Default has occurred. All monies held by the indenture trustee are classified as restricted cash on the Company’s Consolidated Balance Sheets.

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of June 30, 2010, the Company had $19.6 million in surety, payment and performance bonds for which it is only required to post $9.7 million in collateral. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of June 30, 2010 and December 31, 2009, the Company had pledged $2.2 million and $2.4 million, respectively, as collateral related to its workers compensation policy. Restricted cash for surety bonds and workers compensation are included in other assets on the Company’s Consolidated Balance Sheets.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	ACQUISITIONS

During the second quarter of 2010, the Company acquired 185 completed towers and related assets and liabilities from various sellers including 102 towers in Panama. The Company acquired a total of 221 completed towers and related assets and liabilities in the first half of 2010. The aggregate consideration paid for these towers and related assets (excluding working capital adjustments) was approximately $74.4 million during the second quarter of 2010, and $98.0 million during the first half of 2010, all of which was paid in cash. In addition, as part of the ground lease purchase program, the Company paid, in cash, $2.3 million for long-term lease extensions and $5.5 million for land and perpetual easement purchases in the second quarter of 2010 and an aggregate of $3.5 million for long-term lease extensions and $9.2 million for land and perpetual easement purchases during the first half of 2010.

The Company accounted for these acquisitions under the acquisition method of accounting. The acquisitions are recorded at fair market value at the date of each acquisition. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions.

During the first six months of 2010, the Company acquired an equity interest in distributed antenna system (“DAS”) provider Extenet Systems, Inc. for approximately $32.3 million in cash and the contribution of our existing DAS business. The investment in Extenet Systems, Inc. is accounted for under the cost method of accounting.

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

From time to time, the Company agrees to pay additional consideration (or earnouts) in connection with its acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the one to three years after they have been acquired. The Company records contingent consideration for acquisitions that occurred prior to January 1, 2009 when the contingent consideration is paid. Effective January 1, 2009, the Company accrues for contingent consideration in connection with acquisitions at fair value as of the date of the acquisition. All subsequent changes in fair value are recorded through the Consolidated Statements of Operations. During the three and six months ended June 30, 2010, certain earnings targets associated with previously acquired towers were achieved and therefore, the Company paid $2.0 million and $4.8 million in cash, respectively. As of June 30, 2010, the Company had potential obligations to pay up to an additional $7.7 million in consideration if the performance targets contained in various acquisition agreements are met of which the Company recorded, in accrued expenses, $5.4 million for contingent consideration relating to the earnings targets associated with towers acquired subsequent to January 1, 2009. In certain acquisitions, the additional consideration may be paid in cash or shares of Class A common stock at the Company’s option.

Subsequent to June 30, 2010, the Company acquired 29 completed towers and related assets and liabilities from various sellers including 10 towers in El Salvador. The aggregate consideration paid for the towers and related assets was approximately $12.9 million in cash.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In connection with our acquisitions in Canada, Costa Rica, Panama and El Salvador, we entered into agreements with our joint venture partners that contain both a put option for our partners and a call option for the Company, requiring or allowing the Company, in certain circumstances, to purchase the remaining interest in such entity at a price based on predetermined earnings multiples. Each of these options are triggered upon the occurrence of specified events and/or upon the passage of time. None of these options are currently exercisable by either our partners or the Company.

6.	INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of June 30, 2010			As of December 31, 2009
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
	(in thousands)
Current Contract Intangibles	$1,133,616	$(209,870)	$923,746	$1,099,164	$(173,351)	$925,813
Network Location Intangibles	630,251	(120,887)	509,364	610,222	(100,444)	509,778

Intangible assets, net	$1,763,867	$(330,757)	$1,433,110	$1,709,386	$(273,795)	$1,435,591

All intangible assets noted above are included in our site leasing segment. The Company amortizes its intangible assets using the straight line method over 15 years. Amortization expense relating to the intangible assets above was $28.7 million and $26.8 million for the three months ended June 30, 2010 and 2009, respectively, and $57.2 million and $53.3 million for the six months ended June 30, 2010 and 2009, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the purchase price is finalized for all acquisitions.

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of June 30, 2010	As of December 31, 2009
	(in thousands)
Towers and related components	$2,310,810	$2,259,405
Construction-in-process	17,822	11,477
Furniture, equipment and vehicles	23,750	22,804
Land, buildings and improvements	127,825	117,926

	2,480,207	2,411,612
Less: accumulated depreciation	(989,665)	(914,674)

Property and equipment, net	$1,490,542	$1,496,938

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $40.1 million and $37.5 million for the three months

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ended June 30, 2010 and 2009, respectively, and $78.9 million and $74.5 million for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010 and December 31, 2009, non-cash capital expenditures that are included in accounts payable and accrued expenses were $3.4 million and $1.9 million, respectively.

The amounts applicable to capital leases for vehicles included in property and equipment, net was:

	As of June 30, 2010	As of December 31, 2009
	(in thousands)
Vehicles	$2,400	$1,980
Less: accumulated depreciation	(973)	(758)

Vehicles, net	$1,427	$1,222

8.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of June 30, 2010	As of December 31, 2009
	(in thousands)
Costs incurred on uncompleted contracts	$34,709	$32,567
Estimated earnings	12,173	11,282
Billings to date	(33,662)	(33,800)

	$13,220	$10,049

These amounts are included on the accompanying Consolidated Balance Sheets under the following captions:

	As of June 30, 2010	As of December 31, 2009
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$13,802	$10,392
Other current liabilities (Billings in excess of costs and estimated earnings on uncompleted contracts)	(582)	(343)

	$13,220	$10,049

At June 30, 2010, five significant customers comprised 85.2% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, while at December 31, 2009, five significant customers comprised 83.2% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	DEBT

The carrying value of debt consists of the following:

	As of June 30, 2010	As of December 31, 2009
	(in thousands)
0.375% Convertible Senior Notes due 2010. Principal balance of $30.4 million as of June 30, 2010 and December 31, 2009.	$29,591	$28,648
1.875% Convertible Senior Notes due 2013. Principal balance of $550.0 million as of June 30, 2010 and December 31, 2009.	447,847	432,459
4.0% Convertible Senior Notes due 2014. Principal balance of $500.0 million as of June 30, 2010 and December 31, 2009.	355,231	342,820
8.0% Senior Notes due 2016. Principal balance of $375.0 million as of June 30, 2010 and December 31, 2009.	372,744	372,604
8.25% Senior Notes due 2019. Principal balance of $375.0 million as of June 30, 2010 and December 31, 2009.	372,017	371,910
4.254% Secured Tower Revenue Securities Series 2010-1.	680,000	—
5.101% Secured Tower Revenue Securities Series 2010-2.	550,000	—
Commercial Mortgage Pass-Through Certificates Series 2006-1.
Interest at fixed rates ranging from 5.314% to 7.825%.	—	940,609

Total debt	2,807,430	2,489,050
Less: current maturities of long-term debt	(29,591)	(28,648)

Total long-term debt, net of current maturities	$2,777,839	$2,460,402

Commercial Mortgage Pass-Through Certificates Series 2006-1

On November 6, 2006, a New York common law trust (the “Trust”), initially formed by an indirect subsidiary of the Company, issued in a private transaction $1.15 billion of 2006 CMBS Certificates.

The 2006 CMBS Certificates consisted of nine subclasses with annual pass-through interest rates ranging from 5.314% to 7.825%. The weighted average annual fixed coupon interest rate of the 2006 CMBS Certificates was 5.9%, payable monthly, and the effective weighted average annual fixed interest rate was 6.2% after giving effect to the settlement of the nine interest rate swap agreements entered into in contemplation of the transaction (see Note 10).

On April 16, 2010, the Company repaid the remaining principal balance of $938.6 million of the 2006 CMBS Certificates and paid $38.5 million for prepayment consideration plus accrued interest and fees. During the year-to-date period ended June 30, 2010, but prior to the payoff of the principal balance, the Company repurchased an aggregate of $2.0 million in principal amount of 2006 CMBS Certificates for $2.1 million in cash. The Company recorded in its Consolidated Statements of Operations a $48.9 million and $49.0 million loss on extinguishment of debt related to the repurchases and prepayment during the three and six months ended June 30, 2010, respectively.

Secured Tower Revenue Securities Series 2010

On April 16, 2010, the Trust issued $680.0 million of 2010-1 Tower Securities and $550.0 million of 2010-2 Tower Securities. The 2010-1 Tower Securities have an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The weighted average annual fixed coupon interest rate of the 2010 Tower Securities is 4.6%, payable monthly. The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 16, 2015 and April 16, 2040, respectively. The anticipated repayment date

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and the final maturity date for the 2010-2 Tower Securities is April 16, 2017 and April 16, 2042, respectively. The Company incurred deferred financing fees of approximately $17.6 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2010 Tower Securities. Net proceeds from the 2010 Tower Securities were used to repay in full the outstanding 2006 CMBS Certificates in the amount of $938.6 million and pay the related prepayment consideration plus accrued interest and fees. The remaining net proceeds are being used for general corporate purposes.

The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of SBA Properties, Inc., SBA Sites, Inc., and SBA Structures, Inc., indirect wholly-owned operating subsidiaries of the Company (the “Borrowers”). The Borrowers are special purpose vehicles which exist solely to hold the towers which are subject to the securitization. In connection with the issuance of the 2010 Tower Securities and the repayment of the 2006 CMBS Certificates, the mortgage loan components relating to the 2006 CMBS Certificates were repaid and the mortgage loan was amended to create two new loan components, each with terms that are identical to the series of 2010 Tower Securities to which it relates. The Borrowers are jointly and severally liable for all obligations under the mortgage loan.

The mortgage loan underlying the 2010 Tower Securities will be paid from the operating cash flows from the aggregate 3,686 tower sites owned by the Borrowers. The mortgage loan is secured by (i) mortgages, deeds of trust and deeds to secure debt on a substantial portion of the tower sites, (ii) a security interest in substantially all of the Borrowers’ personal property and fixtures, (iii) the Borrowers’ rights under certain tenant leases, and (iv) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., the Company’s indirect subsidiary, is entitled to receive a management fee equal to 7.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The Borrowers may prepay either of the mortgage loan components, in whole or in part, with no prepayment consideration, (i) within nine months of the anticipated repayment date of such mortgage loan component, (ii) with proceeds received as a result of any condemnation or casualty of any tower site owned by the Borrowers or (iii) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of 2010 Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the excess, if any, of (1) the present value, calculated in accordance with the formula set forth in the mortgage loan agreement, on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date that is nine months prior to the anticipated repayment date over (2) that portion of the principal balance of such class prepaid on the date of such prepayment.

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

Pursuant to the terms of the 2010 Tower Securities, all rents and other sums due on tower sites owned by the Borrowers are directly deposited by the lessees into a controlled deposit account and are held by the indenture trustee. The monies held by the indenture trustee after the release date are classified as restricted cash on the Company’s Consolidated Balance Sheets. However, if the Debt Service Coverage Ratio, defined as the net cash flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30x or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the Debt Service Coverage Ratio exceeds 1.30x for two consecutive calendar quarters. If the Debt Service Coverage Ratio falls below 1.15x as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the Debt Service Coverage Ratio exceeds 1.15x for a calendar quarter. The mortgage loan agreement, as amended, also includes covenants customary for mortgage loans underlying rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. As of June 30, 2010, the Borrowers met the required Debt Service Coverage Ratio and were in compliance with all other covenants.

The Company incurred cash interest expense of $12.0 million for both the three and six month period ended June 30, 2010 related to the 2010 Tower Securities.

0.375% Convertible Senior Notes due 2010

On March 26, 2007, the Company issued $350.0 million of its 0.375% Convertible Senior Notes (the “0.375% Notes”). Interest is payable semi-annually on June 1 and December 1. The 0.375% Notes have a maturity date of December 1, 2010, and as such, the 0.375% Notes are reflected in current maturities of long-term debt in the Company’s Condensed Consolidated Balance Sheets at carrying value. The following table summarizes the balances for the 0.375% Notes:

	As of June 30, 2010	As of December 31, 2009
	(in thousands)
Principal balance	$30,403	$30,403
Debt discount	(812)	(1,755)

Carrying value	$29,591	$28,648

The Company is amortizing the debt discount on the 0.375% Notes utilizing the effective interest method over the life of the 0.375% Notes which increases the effective interest rate from its coupon rate of 0.375% to 6.9%. The Company incurred cash interest expense of $0.03 million and $0.1 million for the three months ended June 30, 2010 and 2009, respectively, and cash interest expense of $0.06 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively. The Company recorded non-cash interest expense of $0.5 million and $1.1 million for the three months ended June 30, 2010 and 2009, respectively, and non-cash interest expense of $0.9 million and $2.8 million for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, the carrying amount of the equity component related to the 0.375% Notes was $60.1 million.

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

	As of June 30, 2010	As of December 31, 2009
	(in thousands)
Principal balance	$550,000	$550,000
Debt discount	(102,153)	(117,541)

Carrying value	$447,847	$432,459

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company is amortizing the debt discount on the 1.875% Notes utilizing the effective interest method over the life of the 1.875% Notes which increases the effective interest rate from its coupon rate of 1.875% to 9.4%. The Company incurred cash interest expense of $2.6 million for each of the three months ended June 30, 2010 and 2009, respectively, and cash interest expense of $5.2 million for each of the six months ended June 30, 2010 and 2009, respectively. The Company recorded non-cash interest expense of $7.8 million and $7.1 million for the three months ended June 30, 2010 and 2009, respectively, and non-cash interest expense of $15.4 million and $14.0 million for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, the carrying amount of the equity component related to the 1.875% Notes was $159.2 million.

4.0% Convertible Senior Notes due 2014

On April 24, 2009, the Company issued $500.0 million of its 4.0% Convertible Senior Notes (the “4.0% Notes”). Interest on the 4.0% Notes is payable semi-annually on April 1 and October 1. The maturity date of the 4.0% Notes is October 1, 2014. The 4.0% Notes are reflected in long-term debt in the Company’s Condensed Consolidated Balance Sheets at carrying value. The following table summarizes the balances for the 4.0% Notes:

	As of June 30, 2010	As of December 31, 2009
	(in thousands)
Principal balance	$500,000	$500,000
Debt discount	(144,769)	(157,180)

Carrying value	$355,231	$342,820

The Company is amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate from its coupon rate of 4.0% to 13.0%. The Company incurred cash interest expense of $5.0 million and $3.7 million for the three months ended June 30, 2010 and 2009, respectively, and cash interest expense of $10.0 million and $3.7 million for the six months ended June 30, 2010 and 2009, respectively. The Company recorded non-cash interest expense of $6.3 million and $4.2 million for the three months ended June 30, 2010 and 2009, respectively, and non-cash interest expense of $12.4 million and $4.2 million for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, the carrying amount of the equity component related to the 4.0% Notes was $169.0 million.

Convertible Senior Notes Conversion Options

Each of the Company’s 0.375% Notes, 1.875% Notes and 4.0% Notes are convertible, at the holder’s option, into shares of the Company’s Class A common stock, at a per share conversion price of $33.56, $41.46, and $30.38, respectively, subject to certain customary adjustments. In connection with the issuance of each of the Company’s convertible senior notes, the Company entered into hedging arrangements which, taken as a whole, effectively increased the per share conversion price of the Company’s notes to $55.00 for the 0.375% Notes, $67.37 for the 1.875% Notes and $44.64 for the 4.0% Notes. The Company’s convertible senior notes are only convertible in certain circumstances, including, but not limited to, (1) during any calendar quarter, if the last reported sale price of

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the Company’s Class A common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of Class A common stock on the last day of such preceding calendar quarter and (2) at any time on or after October 12, 2010 for the 0.375% Notes, February 19, 2013 for the 1.875% Notes and July 22, 2014 for the 4.0% Notes. A discussion of the full convertibility provisions of the Company’s convertible senior notes and of the related hedging arrangements, including the impact of Lehman’s default on a portion of the hedge associated with the 1.875% Notes, is included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2010.

Senior Notes

On July 24, 2009, the Company’s wholly-owned subsidiary, SBA Telecommunications, Inc. (“Telecommunications”), issued $750.0 million of unsecured senior notes (the “Senior Notes”), $375.0 million of which are due August 15, 2016 (the “2016 Notes”) and $375.0 million of which are due August 15, 2019 (the “2019 Notes”). The 2016 Notes have an interest rate of 8.00% and were issued at a price of 99.330% of their face value. The 2019 Notes have an interest rate of 8.25% and were issued at a price of 99.152% of their face value. Interest on the 2016 Notes and 2019 Notes is due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010.

The Company is amortizing the debt discount on the 2016 Notes and the 2019 Notes utilizing the effective interest method over the life of the 2016 Notes and 2019 Notes, respectively. The Company incurred cash interest expense of $7.5 million and $15.0 million for the three and six months ended June 30, 2010, respectively, related to the 2016 Notes. The Company incurred non-cash interest expense of $0.07 million and $0.1 million for the three and six months ended June 30, 2010, respectively, related to the 2016 Notes. The Company incurred cash interest expense of $7.7 million and $15.5 million for the three and six months ended June 30, 2010, respectively, related to the 2019 Notes. The Company incurred non-cash interest expense of $0.05 million and $0.1 million for the three and six months ended June 30, 2010, respectively, related to the 2019 Notes.

The Company is a holding company with no business operations of its own. The Company’s only significant asset is the outstanding capital stock of Telecommunications. The Company has fully and unconditionally guaranteed the Senior Notes issued by Telecommunications.

On July 15, 2010, Telecommunications and the Company consummated an exchange offer pursuant to which outstanding unregistered notes of each series of the Senior Notes was exchanged for registered notes of the respective series.

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

2010 Credit Facility

On February 11, 2010, SBA Senior Finance II, LLC (“SBA Senior Finance II”), an indirect wholly-owned subsidiary of the Company, entered into a credit agreement for a $500.0 million senior secured revolving credit facility (the “2010 Credit Facility”) with several banks and other financial institutions or entities from time to time parties to the credit agreement (the “Credit Agreement”). Amounts borrowed under the 2010 Credit Facility are secured by a first lien on the capital stock of Telecommunications, SBA Senior Finance, Inc. and SBA Senior

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Finance II (which now includes SBA Infrastructure Holdings I, Inc.), and substantially all of the assets, other than leasehold, easement or fee interests in real property, of SBA Senior Finance II and the Subsidiary Guarantors (as defined in the Credit Agreement). The Company incurred deferred financing fees of $4.9 million associated with the closing of this transaction. In addition, at the time of termination of the Senior Credit Facility, the remaining deferred financing fees balance of approximately $1.0 million was transferred to the 2010 Credit Facility in accordance with FASB accounting guidance for revolving credit facilities.

The 2010 Credit Facility consists of a revolving loan under which up to $500.0 million may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing as set forth in the Credit Agreement. Amounts borrowed under the 2010 Credit Facility accrue interest at the Eurodollar rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate (as defined in the Credit Agreement) plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (as defined in the Credit Agreement). A 0.375% to 0.5% per annum fee is charged on the amount of unused commitment. If it is not earlier terminated by SBA Senior Finance II, the 2010 Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, February 11, 2015. Proceeds available under the 2010 Credit Facility may be used for general corporate purposes. As of June 30, 2010, availability under the 2010 Credit Facility was approximately $500.0 million.

The Credit Agreement requires SBA Senior Finance II and the Company to maintain specific financial ratios, including, at the SBA Senior Finance II level, a ratio of Consolidated Total Debt to Annualized Borrower EBITDA (as defined in the Credit Agreement) that does not exceed 5.0x for any fiscal quarter, a ratio of Consolidated Total Debt and Net Hedge Exposure (as defined in the Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 5.0x for 30 consecutive days and a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (as defined in the Credit Agreement) of not less than 2.0x for any fiscal quarter. In addition, the Company’s ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for any fiscal quarter on an annualized basis cannot exceed 8.9x. The Credit Agreement also contains customary affirmative and negative covenants that, among other things, limit SBA Senior Finance II’s ability to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions or engage in certain asset dispositions, including a sale of all or substantially all of its assets. As of June 30, 2010, SBA Senior Finance II and the Company were in full compliance with the financial covenants contained in the 2010 Credit Facility.

The Company incurred cash interest expense of $0.5 million and $0.7 million for the three and six months ended June 30, 2010, respectively, relating to the unused commitment of the 2010 Credit Facility.

Capital Lease Obligations

The Company’s capital lease obligations outstanding were $1.1 million as of June 30, 2010 and $1.0 million as of December 31, 2009. These obligations bear interest rates ranging from 0.8% to 4.9% and mature in periods ranging from approximately one to five years.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

2006 CMBS Certificate Swaps

During 2006, an indirect wholly-owned subsidiary of the Company entered into nine forward-starting swap agreements (the “2006 CMBS Certificate Swaps”) in anticipation of the 2006 CMBS Transaction. In October 2006, the Company terminated the 2006 CMBS Certificate Swaps in connection with entering into the purchase

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and sale agreement for the 2006 CMBS Certificates (see Note 9). The Company determined a portion of the swaps to be an effective cash flow hedge and as a result, recorded a deferred loss of $12.8 million in accumulated other comprehensive loss, net of applicable income taxes on the Company’s Consolidated Balance Sheets. The deferred loss was being amortized utilizing the effective interest method over the anticipated five year life of the 2006 CMBS Certificates and increased the effective interest rate on these certificates by 0.3%.

The Company recorded on the Company’s Consolidated Statements of Operations non-cash interest expense of $0.1 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively, and non-cash interest expense of $0.6 million and $1.2 million for the six months ended June 30, 2010 and 2009, respectively.

On April 16, 2010, the Company wrote-off the remaining unamortized net deferred loss of $3.6 million in connection with the repayment of the 2006 CMBS Certificates (see Note 9).

11.	SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has potential common stock equivalents related to its outstanding stock options, restricted stock units, the 0.375% Notes, 1.875% Notes and 4.0% Notes (see Note 9). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive for the three and six months ended June 30, 2010 and 2009, respectively. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for each period presented.

Registration of Additional Shares

On May 20, 2010, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 15.0 million shares of the Company’s Class A common stock issuable under the 2010 Performance and Equity Incentive Plan.

Stock Repurchases

The Company’s Board of Directors authorized a stock repurchase program effective November 3, 2009. This program authorizes the Company to purchase, from time to time, up to $250.0 million of the Company’s outstanding common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Act of 1933, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in the Company’s sole discretion. During the three and six months ended June 30, 2010, the Company repurchased and retired 2,630,822 shares and 2,895,635 shares for an aggregate of $88.4 million and $97.1 million, respectively, including commissions and fees in connection with the stock repurchase program.

12.	STOCK-BASED COMPENSATION

On May 6, 2010, the Company adopted the 2010 Performance and Equity Incentive Plan (the “2010 Plan”) whereby options, restricted stock units and other equity and performance based instruments may be granted to directors, employees and consultants. Upon the adoption of the 2010 Plan by the Company’s shareholders, no further grants are permitted under the 2001 Equity Participation Plan. The 2010 Plan provides for the issuance of a maximum of 15.0 million shares of our Class A common stock.

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

	For the six months ended June 30,
	2010	2009
Risk free interest rate	1.70% - 1.83%	1.30% - 1.80%
Dividend yield	0.0%	0.0%
Expected volatility	55.2%	55.7%
Expected lives	3.6 - 4.3 years	3.21 - 4.08 years

The following table summarizes the Company’s activities with respect to its stock options for the six months ended June 30, 2010:

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)
	(in thousands)
Outstanding at December 31, 2009	4,192	$21.76	5.3
Granted	535	$35.64
Exercised	(386)	$16.22
Canceled	(37)	$25.90

Outstanding at June 30, 2010	4,304	$23.95	5.0

Exercisable at June 30, 2010	2,333	$20.74	4.4

Unvested at June 30, 2010	1,971	$27.74	5.7

The weighted-average fair value of options granted during the six months ended June 30, 2010 and 2009 was $15.88 and $8.59, respectively. The total intrinsic value for options exercised during the six months ended June 30, 2010 and 2009 was $7.6 million and $2.8 million, respectively.

Restricted Stock Units

During the six months ended June 30, 2010, the Company granted approximately 128,000 restricted stock units pursuant to its 2001 Equity Participation Plan. The expense is based on the fair market value of the units awarded at the date of the grant times the number of shares subject to the units awarded. The Company typically recognizes the expense associated with the units on a straight-line basis over the vesting term.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2010:

Options	Number of Units	Weighted- Average Grant Date Fair Value per share
	(in thousands)
Outstanding at December 31, 2009	—	$—
Granted	128	35.46
Cancelled	(1)	35.71

Outstanding at June 30, 2010	127	$35.45

Expected to vest, net of estimated forfeitures, as of June 30, 2010	124	$35.45

13.	INCOME TAXES

The Company had taxable losses during the three and six months ended June 30, 2010 and 2009, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses.

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

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment (1)	Total
	(in thousands)
Three months ended June 30, 2010
Revenues	$131,739	$4,680	$18,096	$—	$154,515
Cost of revenues	$30,004	$3,649	$16,305	$—	$49,958
Depreciation, amortization and accretion	$68,314	$45	$261	$211	$68,831
Operating income (loss)	$21,300	$622	$113	$(2,011)	$20,024
Capital expenditures(2)	$96,668	$24	$332	$120	$97,144

Three months ended June 30, 2009
Revenues	$117,342	$4,348	$14,505	$—	$136,195
Cost of revenues	$27,516	$3,247	$13,109	$—	$43,872
Depreciation, amortization and accretion	$63,791	$50	$200	$210	$64,251
Operating income (loss)	$14,157	$660	$(115)	$(1,104)	$13,598
Capital expenditures(2)	$50,320	$26	$232	$83	$50,661

Six months ended June 30, 2010
Revenues	$259,706	$9,263	$33,511	$—	$302,480
Cost of revenues	$59,187	$7,281	$30,562	$—	$97,030
Depreciation, amortization and accretion	$135,277	$93	$490	$417	$136,277
Operating income (loss)	$40,004	$1,127	$(298)	$(3,923)	$36,910
Capital expenditures(2)	$138,686	$105	$655	$442	$139,888

Six months ended June 30, 2009
Revenues	$232,820	$8,520	$29,904	$—	$271,244
Cost of revenues	$55,082	$6,270	$27,059	$—	$88,411
Depreciation, amortization and accretion	$126,971	$94	$400	$439	$127,904
Operating income (loss)	$29,072	$1,407	$(186)	$(2,347)	$27,946
Capital expenditures(2)	$70,988	$29	$268	$132	$71,417

Assets
As of June 30, 2010	$3,090,479	$4,313	$30,398	$308,499	$3,433,689
As of December 31, 2009	$3,093,379	$4,651	$27,587	$188,029	$3,313,646

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Includes acquisitions and related earn-outs and vehicle capital lease additions.

15.	CONCENTRATION OF CREDIT RISK

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a list of significant customers (representing at least 10% of revenue for the periods reported) and the percentage of total revenue for the specified time periods derived from such customers:

	Percentage of Site Leasing Revenue for the three months ended June 30,
	2010	2009

AT&T (1)	27.8%	27.7%

Sprint (2)	23.6%	25.8%

Verizon (3)	15.5%	16.4%

T-Mobile	11.8%	12.2%

	Percentage of Site Development Consulting Revenue for the three months ended June 30,
	2010	2009

Verizon (3)	17.2%	23.3%

Cox Communications	16.6%	5.1%

Nsoro Mastec	14.1%	7.0%

Clearwire Tech, Inc.	10.2%	6.3%

T-Mobile	2.6%	16.4%

	Percentage of Site Development Construction Revenue for the three months ended June 30,
	2010	2009

Nsoro Mastec	34.0%	23.7%

T-Mobile	14.5%	32.3%

Verizon (3)	11.0%	7.9%

(1)	2009 numbers have been restated due to a merger of AT&T and Centennial
(2)	2009 numbers have been restated due to a merger of Sprint and IPCS Wireless
(3)	2009 numbers have been restated due to a merger of Verizon and Alltel

At June 30, 2010, five significant customers comprised 53.4% of total gross accounts receivable compared to five significant customers which comprised 48.3% of total gross accounts receivable at December 31, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications towers. Our principal operations are in the United States. As of June 30, 2010, we also had towers in Canada, Costa Rica, Panama, Puerto Rico, and the U.S. Virgin Islands. Our primary business line is our site leasing business, which contributed approximately 97.6% of our total segment operating profit for the year-to-date period ended June 30, 2010. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, built or constructed based on our own initiative or acquired. As of June 30, 2010, we owned 8,588 tower sites, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 5,600 actual or potential additional communications sites, approximately 540 of which were revenue producing as of June 30, 2010. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. Site leasing revenues are received primarily from wireless service provider tenants, including AT&T, Sprint, Verizon Wireless and T-Mobile. Wireless service providers enter into numerous different tenant leases with us, each of which relates to the lease or use of space at an individual tower site. Tenant leases are generally for an initial term of five years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3% - 4% per year, including during the renewal option periods. Tenant leases are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the current term of the related lease agreements. Rental amounts received in advance are recorded in deferred revenue.

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

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five year periods at our option and provide for rent escalators which typically average 3% annually or provide for term escalators of approximately 15%. Of the 8,588 tower sites in our portfolio as of June 30, 2010, approximately 28.9% were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 50 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower but typically do not make up a large percentage of total operating costs. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, please see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Revenues
	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Site leasing revenue	$131,739	$117,342	$259,706	$232,820
Total revenues	$154,515	$136,195	$302,480	$271,244
Site leasing revenue percentage of total revenues	85.3%	86.2%	85.9%	85.8%

	Segment Operating Profit
	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Site leasing segment operating profit (1)	$101,735	$89,826	$200,519	$177,738
Total segment operating profit (1)	$104,557	$92,323	$205,450	$182,833
Site leasing segment operating profit percentage of total segment operating profit (1)	97.3%	97.3%	97.6%	97.2%

(1)

Site leasing segment operating profit and total segment operating profit are non-GAAP financial measures. We reconcile these measures and provide other Regulation G disclosures in this quarterly report in the section entitled Non-GAAP Financial Measures.

We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use, network expansion and network coverage requirements. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications. Furthermore, because our towers are strategically positioned and our customers typically do not relocate, we have historically experienced low customer churn as a percentage of revenue.

The following rollforward summarizes the activity in our consolidated tower portfolio from December 31, 2009 to June 30, 2010:

Number of Towers
Towers owned at December 31, 2009	8,324
Purchased towers	36
Constructed towers	21
Towers reclassified/disposed (1)	(1)

Towers owned at March 31, 2010	8,380
Purchased towers	185
Constructed towers	24
Towers reclassified/disposed (1)	(1)

Towers owned at June 30, 2010	8,588

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

The table below provides the percentage of total company revenues contributed by site development consulting services and site development construction services for the three and six months ended June 30, 2010 and 2009. For information regarding our operating segments, see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Percentage of Revenues
	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)

Site development consulting	$4,680	$4,348	$9,263	$8,520
Site development construction	$18,096	$14,505	$33,511	$29,904
Total revenues	$154,515	$136,195	$302,480	$271,244

Site development consulting	3.0%	3.2%	3.1%	3.1%
Site development construction	11.7%	10.7%	11.1%	11.0%

CRITICAL ACCOUNTING POLICIES

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to Consolidated Financial Statements for the year ended December 31, 2009, included in the Form 10-K filed with the Securities and Exchange Commission, or the Commission, on March 1, 2010. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

Each respective Segment Operating Profit is defined as segment revenues less segment cost of revenues (excluding depreciation, accretion and amortization). Total Segment Operating Profit is the total of the operating profits of the three segments. The reconciliation of Segment Operating Profit is as follows:

	Site leasing segment
	For the three months ended June 30,		Dollar Change	For the six months ended June 30,		Dollar Change
	2010	2009		2010	2009
	(in thousands)
Segment revenue	$131,739	$117,342	$14,397	$259,706	$232,820	$26,886
Segment cost of revenues (excluding depreciation, accretion and amortization)	(30,004)	(27,516)	(2,488)	(59,187)	(55,082)	(4,105)

Segment operating profit	$101,735	$89,826	$11,909	$200,519	$177,738	$22,781

	Site development consulting segment
	For the three months ended June 30,		Dollar Change	For the six months ended June 30,		Dollar Change
	2010	2009		2010	2009
	(in thousands)
Segment revenue	$4,680	$4,348	$332	$9,263	$8,520	$743
Segment cost of revenues (excluding depreciation, accretion and amortization)	(3,649)	(3,247)	(402)	(7,281)	(6,270)	(1,011)

Segment operating profit	$1,031	$1,101	$(70)	$1,982	$2,250	$(268)

	Site development construction segment
	For the three months ended June 30,		Dollar Change	For the six months ended June 30,		Dollar Change
	2010	2009		2010	2009
	(in thousands)
Segment revenue	$18,096	$14,505	$3,591	$33,511	$29,904	$3,607
Segment cost of revenues (excluding depreciation, accretion and amortization)	(16,305)	(13,109)	(3,196)	(30,562)	(27,059)	(3,503)

Segment operating profit	$1,791	$1,396	$395	$2,949	$2,845	$104

Site leasing segment operating profit increased $11.9 million and $22.8 for the three and six months ended June 30, 2010 compared to the same period in the prior year primarily due to additional profit generated by the revenues from towers that we acquired or constructed subsequent to June 30, 2009, organic site leasing growth from new leases and contractual rent escalators and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers, control of our site leasing cost of revenue and the positive impact of our ground lease purchase program.

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

Adjusted EBITDA increased $12.3 million for the three months ended June 30, 2010 compared to the same period in the prior year primarily due to increased site leasing segment operating profit.

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

	For the three months ended June 30,		Dollar Change
	2010	2009
	(in thousands)
Net loss	$(83,854)	$(29,428)	$(54,426)
Interest income	(175)	(294)	119
Interest expense(1)	54,705	45,428	9,277
Depreciation, accretion, and amortization	68,831	64,251	4,580
Provision for taxes(2)	450	502	(52)
Loss (gain) from extinguishment of debt, net	48,932	(2,381)	51,313
Acquisition related expenses	1,405	1,310	95
Non-cash compensation	2,780	2,325	455
Non-cash leasing revenue	(1,242)	(1,656)	414
Non-cash ground lease expense	3,263	3,107	156
Other expense	434	44	390

Adjusted EBITDA	$95,529	$83,208	$12,321

(1)	Interest expense includes cash interest expense, non-cash interest expense and amortization of deferred financing fees.
(2)

Includes $468 and $273 of franchise taxes for the three months ended June 30, 2010 and 2009, respectively, reflected in the Consolidated Statement of Operations in selling, general and administrative expenses.

RESULTS OF OPERATIONS

Three months ended June 30, 2010 Compared to Three months ended June 30, 2009

	For the three months ended June 30,		Dollar change	Percentage Increase (Decrease)
	2010	2009
	(in thousands, except for percentages)
Revenues:
Site leasing	$131,739	$117,342	$14,397	12.3%
Site development consulting	4,680	4,348	332	7.6%
Site development construction	18,096	14,505	3,591	24.8%

Total revenues	154,515	136,195	18,320	13.5%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	30,004	27,516	2,488	9.0%
Cost of site development consulting	3,649	3,247	402	12.4%
Cost of site development construction	16,305	13,109	3,196	24.4%
Selling, general and administrative	14,297	13,164	1,133	8.6%
Acquisition related expenses	1,405	1,310	95	7.3%
Depreciation, accretion and amortization	68,831	64,251	4,580	7.1%

Total operating expenses	134,491	122,597	11,894	9.7%

Operating income	20,024	13,598	6,426	47.3%

Other income (expense):
Interest income	175	294	(119)	(40.5)%
Interest expense	(37,711)	(30,075)	(7,636)	25.4%
Non-cash interest expense	(14,780)	(12,541)	(2,239)	17.9%
Amortization of deferred financing fees	(2,214)	(2,812)	598	(21.3)%
(Loss) gain from extinguishment of debt, net	(48,932)	2,381	(51,313)	(2,155.1)%
Other expense	(434)	(44)	(390)	886.4%

Total other expense	(103,896)	(42,797)	(61,099)	142.8%

Loss before benefit (provision) for income taxes	(83,872)	(29,199)	(54,673)	187.2%
Benefit (provision) for income taxes	18	(229)	247	107.9%

Net loss	(83,854)	(29,428)	(54,426)	184.9%
Net loss attributable to the noncontrolling interest	155	68	87	127.9%

Net loss attributable to SBA Communications Corporation	$(83,699)	$(29,360)	$(54,339)	185.1%

Revenues:

Site leasing revenues increased $14.4 million during the second quarter of 2010 as compared to the same period in the prior year due largely to (i) revenues from the towers that we acquired or constructed subsequent to June 30, 2009 and (ii) organic site leasing growth from new leases, contractual rent escalators with current tenants and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers.

Site development consulting revenues remained relatively stable for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Site development construction revenues increased $3.6 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 as a result of a higher volume of work associated with continued network expansion of the wireless carriers.

Operating Expenses:

Site leasing cost of revenues increased $2.5 million during the second quarter of 2010 as compared to the same period in the prior year primarily as a result of the growth in the number of tower sites owned by us (8,588 at June 30, 2010 compared to 8,004 at June 30, 2009) offset by the positive impact of our ground lease purchase program.

Site development consulting cost of revenues remained relatively stable for the three months ended June 30, 2010 as compared to the same period in the prior year. Site development construction cost of revenues increased $3.2 million for the three months ended June 30, 2010 as compared to the same period in the prior year as a result of a higher volume of work performed during second quarter of 2010 compared to the same period in the prior year.

Selling, general and administrative expenses increased $1.1 million for the three months ended June 30, 2010 as compared to the same period in the prior year primarily as a result of an increase in non-cash compensation and costs incurred in connection with our international expansion.

Acquisition related expenses remained relatively stable for the three months ended June 30, 2010 as compared to the same period in the prior year.

Depreciation, accretion and amortization expense increased $4.6 million to $68.8 million for the three months ended June 30, 2010, as compared to the same period in the prior year, due to an increase in the number of tower sites and associated intangible assets owned at June 30, 2010 compared to those owned at June 30, 2009.

Operating Income:

Operating income increased $6.4 million to $20.0 million for the three months ended June 30, 2010 from the three months ended June 30, 2009 primarily due to the result of higher segment operating profit in the site leasing segment offset by increases in depreciation, accretion and amortization expense, and selling, general and administrative expenses.

Other Income (Expense):

Interest expense was $37.7 million for the three months ended June 30, 2010, an increase of $7.6 million from the three months ended June 30, 2009. This increase was due to the higher interest rates on the mix of our outstanding debt, primarily the Senior Notes issued in July 2009, and the higher weighted average amount of cash-interest bearing debt outstanding for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Non-cash interest expense was $14.8 million for the three months ended June 30, 2010, an increase of $2.2 million from the three months ended June 30, 2009. This increase reflects the accretion of debt discounts on the Senior Notes, which were issued in July 2009, and the 4.0% Notes, which were issued in April 2009, offset by the impact of the repurchase of an aggregate of $55.5 million in principal of the 0.375% Notes during 2009 and the repayment of the Optasite Credit Facility in July 2009.

The loss from extinguishment of debt of $48.9 million for the three months ended June 30, 2010 is primarily associated with the repayment of $938.6 million in principal of our 2006 CMBS Certificates. The net gain from extinguishment of debt of $2.4 million for the three months ended June 30, 2009 included a $1.8 million gain associated with the repurchase of $51.5 million of our 0.375% Notes and a $0.6 million gain associated with the repurchase of $21.2 million of our 2005 and 2006 CMBS Certificates.

Net Loss

Net loss was $83.9 million, an increase of $54.4 million for the three months ended June 30, 2010 from the three months ended June 30, 2009, primarily due to the loss on extinguishment of debt of $48.9 million associated with the repayment of $938.6 million in principal of our 2006 CMBS Certificates, increases in interest expense, non-cash interest expense, and depreciation, accretion and amortization expense partially offset by an increase in site leasing segment operating profit. In addition, the net loss for the three months ended June 30, 2009 included a net gain from the extinguishment of debt.

Six months ended June 30, 2010 Compared to Six months ended June 30, 2009

	For the six months ended June 30,		Dollar change	Percentage Increase (Decrease)
	2010	2009
	(in thousands, except for percentages)
Revenues:
Site leasing	$259,706	$232,820	$26,886	11.5%
Site development consulting	9,263	8,520	743	8.7%
Site development construction	33,511	29,904	3,607	12.1%

Total revenues	302,480	271,244	31,236	11.5%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	59,187	55,082	4,105	7.5%
Cost of site development consulting	7,281	6,270	1,011	16.1%
Cost of site development construction	30,562	27,059	3,503	12.9%
Selling, general and administrative	28,814	25,236	3,578	14.2%
Acquisition related expenses	3,449	1,747	1,702	97.4%
Depreciation, accretion and amortization	136,277	127,904	8,373	6.5%

Total operating expenses	265,570	243,298	22,272	9.2%

Operating income	36,910	27,946	8,964	32.1%

Other income (expense):
Interest income	257	583	(326)	(55.9)%
Interest expense	(74,829)	(56,895)	(17,934)	31.5%
Non-cash interest expense	(29,647)	(21,392)	(8,255)	38.6%
Amortization of deferred financing fees	(4,706)	(5,388)	682	(12.7)%
(Loss) gain from extinguishment of debt, net	(49,044)	8,329	(57,373)	(688.8)%
Other expense	(115)	(31)	(84)	271.0%

Total other expense	(158,084)	(74,794)	(83,290)	111.4%

Loss before provision for income taxes	(121,174)	(46,848)	(74,326)	158.7%
Provision for income taxes	(91)	(472)	381	(80.7)%

Net loss	(121,265)	(47,320)	(73,945)	156.3%
Less: Net loss attributable to the noncontrolling interest	240	68	172	252.9%

Net loss attributable to SBA Communications Corporation	$(121,025)	$(47,252)	$(73,773)	156.1%

Revenues:

Site leasing revenues increased $26.9 million for the six months ended June 30, 2010 as compared to the same period in the prior year due largely to (i) revenues from the towers that we acquired or constructed subsequent to June 30, 2009 and (ii) organic site leasing growth from new leases, contractual rent escalators with current tenants and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers.

Site development consulting revenues slightly increased for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. Site development construction revenues increased $3.6 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 as a result of a higher volume of work awarded by wireless carriers expanding their networks.

Operating Expenses:

Site leasing cost of revenues increased $4.1 million for the six months ended June 30, 2010 as compared to the same period in the prior year primarily as a result of the growth in the number of tower sites owned by us (8,588 at June 30, 2010 compared to 8,004 at June 30, 2009) offset by the positive impact of our ground lease purchase program.

Site development consulting cost of revenues increased slightly for the six months ended June 30, 2010 as compared to the same period in the prior year. Site development construction cost of revenues increased $3.5 million for the six months ended June 30, 2010 as compared to the same period in the prior year as a result of a higher volume of work performed during 2010 compared to the same period in the prior year.

Selling, general and administrative expenses increased $3.6 million for the six months ended June 30, 2010 as compared to the same period in the prior year primarily as a result of an increase in non-cash compensation and costs incurred in connection with our international expansion.

Acquisition related expenses increased $1.7 million for six months ended June 30, 2010 as compared to the same period in the prior year primarily as a result of an increase in the number of towers under contract for acquisition during the first six months of 2010 compared to the first six months of 2009.

Depreciation, accretion and amortization expense increased $8.4 million to $136.3 million for the six months ended June 30, 2010, as compared to the same period in the prior year, due to an increase in the number of tower sites and associated intangible assets owned at June 30, 2010 compared to those owned at June 30, 2009.

Operating Income:

Operating income increased $9.0 million to $36.9 million for the six months ended June 30, 2010 from the six months ended June 30, 2009 primarily due to the result of higher segment operating profit in the site leasing segment offset by increases in depreciation, accretion and amortization expense, acquisition related expenses and selling, general and administrative expenses.

Other Income (Expense):

Interest expense was $74.8 million for the six months ended June 30, 2010, an increase of $17.9 million from the six months ended June 30, 2009. This increase was due to the higher interest rates on the mix of our outstanding debt and the higher weighted average amount of cash-interest bearing debt outstanding for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Non-cash interest expense was $29.6 million for the six months ended June 30, 2010, an increase of $8.3 million from the six months ended June 30, 2009. This increase reflects the accretion of debt discounts on the Senior Notes, which were issued in July 2009, and the 4.0% Notes, which were issued in April 2009, offset by the impact of the repurchase of an aggregate of $107.7 million in principal of the 0.375% Notes during 2009 and the repayment of the Optasite Credit Facility in July 2009.

The loss from extinguishment of debt of $49.0 million for the six months ended June 30, 2010 is primarily associated with the repayment of the outstanding balance of $938.6 million in principal of our 2006 CMBS Certificates. The net gain from extinguishment of debt of $8.3 million for the six months ended June 30, 2009 included a $6.0 million gain associated with the repurchase of $103.7 million of our 0.375% Notes and a $2.3 million gain associated with the repurchase of $28.8 million of our 2005 and 2006 CMBS Certificates.

Net Loss

Net loss was $121.3 million, an increase of $73.9 million for the six months ended June 30, 2010 from the six months ended June 30, 2009, primarily due to the loss on extinguishment of debt of $49.0 million associated with the repayment of $938.6 million in principal of our 2006 CMBS Certificates, increases in interest expense, non-cash interest expense, and depreciation, accretion and amortization expense partially offset by an increase in site leasing segment operating profit. In addition, the net loss for the six months ended June 30, 2009 included a net gain from the extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation is a holding company with no business operations of its own. SBA Communications’ only significant asset is the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”) which is also a holding company that owns equity interests in (1) SBA Senior Finance, Inc. (the entity that indirectly owns all of our domestic towers and assets) and (2) our international entities. We conduct all of our business operations through Telecommunications’ subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries.

A summary of our cash flows is as follows:

	For the six months ended June 30, 2010	For the six months ended June 30, 2009
	(in thousands)
Summary cash flow information:
Cash provided by operating activities	$98,135	$107,446
Cash used in investing activities	(171,043)	(48,718)
Cash provided by financing activities	139,530	36,645

Increase in cash and cash equivalents	66,622	95,373
Cash and cash equivalents, beginning of the period	161,317	78,856

Cash and cash equivalents, end of the period	$227,939	$174,229

Sources of Liquidity

We fund our growth, including our tower portfolio growth, through cash flows from operations, long-term indebtedness and equity issuances. With respect to our debt financing, we have utilized secured and unsecured financings and issuances at various levels of our organizational structure to minimize our financing costs while maximizing our operational flexibility.

Cash provided by operating activities was $98.1 million for the six months ended June 30, 2010 as compared to $107.4 million for the six months ended June 30, 2009. This decrease was primarily due to the higher weighted average amount of cash-interest bearing debt outstanding for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 and the timing of interest payments related to such debt.

On February 11, 2010, SBA Senior Finance II, LLC (“SBA Senior Finance II”), our indirect wholly-owned subsidiary, entered into a credit agreement for a $500.0 million senior secured revolving credit facility (the “2010 Credit Facility”) with several banks and other financial institutions or entities from time to time parties to the credit agreement (the “Credit Agreement”). Amounts borrowed under the 2010 Credit Facility are secured by a first lien on the capital stock of Telecommunications, SBA Senior Finance, Inc. and SBA Senior Finance II (which now includes SBA Infrastructure Holdings I, Inc.), and substantially all of the assets, other than leasehold, easement or fee interests in real property, of SBA Senior Finance II and the Subsidiary Guarantors (as defined in the Credit Agreement). The 2010 Credit Facility matures on February 11, 2015 and may be borrowed, repaid and redrawn, subject to compliance with the financial and other covenants in the Credit Agreement. As of June 30, 2010, we had no borrowings outstanding under the 2010 Credit Facility and the availability under the 2010 Credit Facility was approximately $500.0 million. Proceeds under the 2010 Credit Facility may be used for general corporate purposes. The material terms of the 2010 Credit Facility are described below under “Debt Instruments and Debt Service Requirements – 2010 Credit Facility.”

On April 16, 2010, a New York common law trust (the “Trust”), initially formed by our indirect subsidiary, issued $680.0 million of Secured Tower Revenue Securities Series 2010-1 (the “2010-1 Tower Securities”), and $550.0 million of Secured Tower Revenue Securities Series 2010-2 (the “2010-2 Tower Securities and together with the 2010-1 Tower Securities, the “2010 Tower Securities”). The weighted average annual fixed coupon interest rate of the 2010 Tower Securities is 4.6%, payable monthly. The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 16, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 16, 2017 and April 16, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of SBA Properties, Inc., SBA Sites, Inc., and SBA Structures, Inc., our indirect operating subsidiaries (the “Borrowers”). The mortgage loan consists of two components, each with terms that are identical to the series of 2010 Tower Securities to which it relates. The Borrowers are special purpose vehicles which exist solely to hold the towers which are subject to the securitization. The Borrowers are jointly and severally liable for all obligations under the mortgage loan. The material terms of the 2010 Tower Securities are described below under —Debt Instruments and Debt Service Requirements – Secured Tower Revenue Securities Series 2010.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or, companies who own wireless communication towers, antenna sites or related assets. During the six months ended June 30, 2010, we did not issue any shares of Class A common stock under this registration statement. As of June 30, 2010, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

On March 3, 2009, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. For the six months ended June 30, 2010, we did not issue any securities under this automatic shelf registration statement.

On May 19, 2010, SBA Communications and Telecommunications filed a registration statement on Form S-4 with the Commission pursuant to which Telecommunications offered to (1) exchange all of its outstanding unregistered $375.0 million 8.000% Senior Notes due 2016 for registered $375.0 million 8.000% Senior Notes due 2016, and (2) exchange all of its outstanding unregistered $375.0 million 8.250% Senior Notes due 2019 for registered $375.0 million 8.250% Senior Notes due 2019. On July 15, 2010, the exchange offer was consummated.

Uses of Liquidity

We believe that our principal use of liquidity will be to fund tower portfolio growth and, secondarily, to fund our stock repurchase program. During the recent market disruptions that occurred from October 2008 through 2009, we utilized our liquidity to take advantage of certain market opportunities and repurchase our outstanding debt. In the future, we may continue to repurchase, for cash or equity, our outstanding indebtedness in privately-negotiated or open market transactions in order to optimize our liquidity and leverage and take advantage of market opportunities.

Our cash capital expenditures, including cash used for acquisitions, for the six months ended June 30, 2010 were $139.5 million. The $139.5 million primarily consists of cash capital expenditures of $102.8 million that we incurred primarily in connection with the acquisition of 221 completed towers net of related working capital adjustments and earnouts paid in connection with previous acquisitions. The $139.5 million also includes $18.6 million for construction and related costs associated with the completion of 45 new towers during the six months ended June 30, 2010 and for sites in process at June 30, 2010, $3.7 million for tower maintenance capital expenditures, $4.1 million for augmentations and tower upgrades, $1.1 million for general corporate expenditures and $9.2 million for ground lease purchases (not including $3.5 million spent to extend ground lease terms).

Subsequent to June 30, 2010, we acquired 29 towers and related assets and liabilities from various sellers including 10 towers in El Salvador. The aggregate consideration paid for the towers and related assets was approximately $12.9 million in cash.

In connection with the stock repurchase program, we repurchased and retired 2,895,635 shares for an aggregate of $97.1 million including commissions and fees in the six months ended June 30, 2010.

During 2010, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $9 million to $11 million and discretionary cash capital expenditures, based on current obligations, of $305 million to $325 million primarily associated with the towers we intend to build in 2010, tower acquisitions currently under contract, tower augmentations and ground lease purchases. We expect to spend additional capital in 2010 on acquiring revenue producing or expense reducing assets not yet identified and under contract, or possibly stock repurchases. We estimate we will incur less than $1,000 per tower per year for capital improvements or modifications to our towers. We expect to fund cash capital expenditures from cash on hand, cash flow from operations and borrowings under the 2010 Credit Facility. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and tower acquisition programs, and our ground lease purchase program.

On April 16, 2010, we used the proceeds from the issuance of our 2010 Tower Securities to repay the remaining principal balance of $938.6 million of the 2006 CMBS Certificates and to pay $38.5 million for related prepayment consideration plus accrued interest and fees. During the year-to-date period ended June 30, 2010, but prior to the payoff of the principal balance, we repurchased an aggregate of $2.0 million in principal amount of 2006 CMBS Certificates for $2.1 million in cash.

Debt Instruments and Debt Service Requirements

As of June 30, 2010, we believe that our cash on hand and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

Commercial Mortgage Pass-Through Certificates Series 2006-1

On November 6, 2006, the Trust issued in a private transaction $1.15 billion of Commercial Mortgage Pass-Through Certificates Series 2006-1 (the “2006 CMBS Certificates”).

The 2006 CMBS Certificates consisted of nine subclasses with annual pass-through interest rates ranging from 5.314% to 7.825%. The weighted average annual fixed interest rate of the 2006 CMBS Certificates was 5.9%, payable monthly, and the effective weighted average annual fixed interest rate was 6.2% after giving effect to the settlement of the nine interest rate swap agreements entered into in contemplation of the transaction.

On April 16, 2010, we paid off the remaining outstanding balance of $938.6 million on the 2006 CMBS Certificates and paid $38.5 million in related prepayment consideration plus accrued interest and fees.

Secured Tower Revenue Securities Series 2010

The 2010-1 Tower Securities have an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The weighted average annual fixed coupon interest rate of the 2010 Tower Securities is 4.6%, payable monthly. The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 16, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 16, 2017 and April 16, 2042, respectively. Net proceeds from the 2010 Tower Securities were used to repay in full the outstanding 2006 CMBS Certificates in the amount of $938.6 million and pay the related prepayment consideration plus accrued interest and fees. The remaining net proceeds are being used for general corporate purposes.

The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers. The mortgage loan consists of two components, each with terms that are identical to the series of 2010 Tower Securities to which it relates. The Borrowers are special purpose vehicles which exist solely to hold the towers which are subject to the securitization. The Borrowers are jointly and severally liable for all obligations under the mortgage loan.

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

The Borrowers may prepay either of the mortgage loan components, in whole or in part, with no prepayment consideration, (i) within nine months of the anticipated repayment date of such mortgage loan component, (ii) with proceeds received as a result of any condemnation or casualty of any tower site owned by the Borrowers or (iii) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of 2010 Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the excess, if any, of (1) the present value, calculated in accordance with the formula set forth in the mortgage loan agreement, on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date that is nine months prior to the anticipated repayment date over (2) that portion of the principal balance of such class prepaid on the date of such prepayment.

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

Pursuant to the terms of the 2010 Tower Securities, all rents and other sums due on any of the tower sites owned by the Borrowers are directly deposited by the lessees into a controlled deposit account and are held by the indenture trustee. The monies held by the indenture trustee after the release date are classified as restricted cash on our Consolidated Balance Sheets. However, if the Debt Service Coverage Ratio, defined as the net cash flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers are required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30x or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the Debt Service Coverage Ratio exceeds 1.30x for two consecutive calendar quarters. If the Debt Service Coverage Ratio falls below 1.15x as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the Debt Service Coverage Ratio exceeds 1.15x for a calendar quarter. The mortgage loan agreement, as amended, also includes covenants customary for mortgage loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. As of June 30, 2010, the Borrowers met the required Debt Service Coverage Ratio. Based on the amounts outstanding at June 30, 2010, debt service for the next twelve months on the 2010 Tower Securities would be $57.0 million.

0.375% Convertible Senior Notes due 2010

At June 30, 2010, we had $30.4 million outstanding of 0.375% Notes (which were recorded at its discounted carrying value of $29.6 million). The maturity date of the 0.375% Notes is December 1, 2010. Interest on the 0.375% Notes is payable semi-annually each June 1 and December 1. Based on the maturity date of December 1, 2010 of the 0.375% Notes, debt service for 2010 will be $30.4 million in principal and approximately $0.06 million in interest. We intend to use a portion of the net proceeds from the Senior Notes issued in July 2009 to repurchase prior to maturity or repay at maturity our remaining 0.375% Notes outstanding.

1.875% Convertible Senior Notes due 2013

At June 30, 2010, we had $550.0 million outstanding of 1.875% Notes (which were recorded at its discounted carrying value of $447.8 million). The maturity date of the 1.875% Notes is May 1, 2013. Interest on the 1.875% Notes is payable semi-annually each May 1 and November 1. Based on the amounts outstanding at June 30, 2010, debt service for the next twelve months on the 1.875% Notes would be $10.3 million.

4.0% Convertible Senior Notes due 2014

As of June 30, 2010, we had outstanding $500.0 million of our 4.0% Notes (which were recorded at its discounted carrying value of $355.2 million). The maturity date of the 4.0% Notes is October 1, 2014. Interest on the 4.0% Notes is payable semi-annually on April 1 and October 1. Based on the amounts outstanding at June 30, 2010, debt service for the next twelve months on the 4.0% Notes would be $20.0 million.

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

Senior Notes

On July 24, 2009, Telecommunications issued $750.0 million of unsecured senior notes (the “Senior Notes”), $375.0 million of which are due August 15, 2016 (the “2016 Notes”) and $375.0 million of which are due August 15, 2019 (the “2019 Notes”). The 2016 Notes have an interest rate of 8.00% and were issued at a price of 99.330% of their face value. The 2019 Notes have an interest rate of 8.25% and were issued at a price of 99.152% of their face value. At June 30, 2010, the 2016 Notes and the 2019 Notes were recorded at carrying value of $372.7 million and $372.0 million, respectively. The 2016 Notes and the 2019 Notes are fully and unconditionally guaranteed by SBA Communications.

The Indenture governing the Senior Notes contains customary covenants, subject to a number of exceptions and qualifications, including restrictions on Telecommunications’ ability to (1) incur additional indebtedness unless its Consolidated Indebtedness to Annualized Consolidated Adjusted EBITDA Ratio (as defined in the Indenture), pro forma for the additional indebtedness does not exceed 7.0x for the fiscal quarter, (2) merge, consolidate or sell assets, (3) make restricted payments, including dividends or other distributions, (4) enter into transactions with affiliates, and (5) enter into sale and leaseback transactions and restrictions on the ability of Telecommunications’ Restricted Subsidiaries (as defined in the Indenture) to incur liens securing indebtedness.

The 2016 Notes have an interest rate of 8.00% and interest is due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. The 2019 Notes have an interest rate of 8.25% and interest is due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. Based on the amounts outstanding at June 30, 2010, debt service for the next twelve months on the 2016 Senior Notes and the 2019 Senior Notes would be $30.0 million and $30.9 million, respectively.

Senior Credit Facility

On February 11, 2010, SBA Senior Finance, Inc., our indirect wholly-owned subsidiary, terminated its $320.0 million Senior Secured Revolving Credit Facility (the “Senior Credit Facility”). We had no borrowings under the Senior Credit Facility at the time of its termination. No early termination penalties were incurred by us as a result of the termination.

2010 Credit Facility

The 2010 Credit Facility consists of a revolving loan under which up to $500.0 million may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing as set forth in the Credit Agreement. Amounts borrowed under the 2010 Credit Facility accrue interest at the Eurodollar rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate (as defined in the Credit Agreement) plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (as defined in the Credit Agreement). A 0.375% to 0.5% per annum fee is charged on the amount of unused commitment. Unless terminated earlier, the 2010 Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, February 11, 2015. Proceeds available under the 2010 Credit Facility may be used for general corporate purposes.

The Credit Agreement requires SBA Senior Finance II and SBA Communications to maintain specific financial ratios, including, at the SBA Senior Finance II level, a ratio of Consolidated Total Debt to Annualized Borrower EBITDA (as defined in the Credit Agreement) that does not exceed 5.0x for any fiscal quarter, a ratio of Consolidated Total Debt and Net Hedge Exposure (as defined in the Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 5.0x for 30 consecutive days and a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (as defined in the Credit Agreement) of not less than 2.0x for any fiscal quarter. In addition, our ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for any fiscal quarter on an annualized basis cannot exceed 8.9x. The Credit Agreement also contains customary affirmative and negative covenants that, among other things, limit SBA Senior Finance II’s ability to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions or engage in certain asset dispositions, including a sale of all or substantially all of our assets. As of June 30, 2010, SBA Senior Finance II and SBA Communications were in full compliance with the financial covenants contained in the 2010 Credit Facility.

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

The following table presents the future principal payment obligations and interest rates associated with our debt instruments assuming our actual level of indebtedness as of June 30, 2010:

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(in thousands)
Debt:
0.375% Convertible Senior Notes due 2010	$30,403	$—	$—	$—	$—	$—	$30,403	$32,265
1.875% Convertible Senior Notes due 2013	$—	$—	$—	$550,000	$—	$—	$550,000	$555,500
4.0% Convertible Senior Notes due 2014	$—	$—	$—	$—	$500,000	$—	$500,000	$639,688
8.0% Senior Notes due 2016	$—	$—	$—	$—	$—	$375,000	$375,000	$388,125
8.25% Senior Notes due 2019	$—	$—	$—	$—	$—	$375,000	$375,000	$390,938
4.254% 2010-1 Tower Securities (1)	$—	$—	$—	$—	$—	$680,000	$680,000	$707,200
5.101% 2010-2 Tower Securities (1)	$—	$—	$—	$—	$—	$550,000	$550,000	$576,125

(1)	The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 16, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 16, 2017 and April 16, 2042, respectively.

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

•	our belief that our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures;

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

•

our expectations regarding our future cash capital expenditures, both discretionary and non-discretionary, including expenditures required to maintain, improve and modify our towers and general corporate expenditures;

•

our estimates regarding our liquidity and our annual debt service in 2010 and thereafter, and our belief that our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months;

•	our use of the net proceeds from our recent debt offerings;

•	our expectations regarding the acquisition of revenue producing or expense reducing assets not yet identified and under contract;

•	our belief that certain non-GAAP financial measures are indicators of our operating performance;

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

•

our ability to identify, acquire at acceptable prices and terms and integrate into our leasing business towers and tower assets, domestically and internationally, that meet our investment criteria and, to the extent that any such towers and tower assets are located internationally, our ability to successfully manage the risks associated with international operations, including foreign exchange risk, currency restrictions and foreign regulatory and legal risks;

•	our ability to secure and deliver anticipated services business at contemplated margins;

•	our ability to successfully and timely address zoning issues, permitting and other issues that arise in connection with the building of new towers;

•	our ability to realize economies of scale from our tower portfolio;

•	the business climate for the wireless communications industry in general and the wireless communications infrastructure providers in particular;

•	the state of the credit markets and capital markets, including the level of volatility, illiquidity and interest rates that may affect our ability to pursue actions to manage our leverage position;

•	the continued use of towers and dependence on outsourced site development services by the wireless communications industry;

•	our ability to successfully estimate certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements;

•	the introduction of new technologies that may make our tower leasing business less desirable to potential tenants; and

•	natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage.

ITEM 4.	CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2010. Based on such evaluation, such officers have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer repurchases of equity securities

The following table presents information related to our repurchases of Class A common stock during the quarter ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2010 - 4/30/2010	168,122	$34.55	168,122	$233,796,067
5/1/2010 - 5/31/2010	2,462,700	$33.52	2,462,700	$151,257,237
6/1/2010 - 6/30/2010	—	$—	—	$151,257,237

Total	2,630,822	$33.58	2,630,822

(1)	On October 29, 2009, our Board of Directors authorized a $250.0 million share repurchase program pursuant to which we would repurchase shares of our Class A common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Act of 1933, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program became effective November 3, 2009 and will continue until otherwise modified or terminated by our Board of Directors at any time in our sole discretion.

ITEM 5.	OTHER INFORMATION

Item 5.02 Departure of directors or certain officers; election of directors; appointment of certain officers; compensatory arrangements of certain officers.

(e) On May 6, 2010, at SBA Communications Corporation’s (the “Company”) 2010 Annual Meeting of Shareholders, the Company’s shareholders approved the Company’s 2010 Performance and Equity Incentive Plan (the “2010 Plan”). The 2010 Plan became effective immediately upon shareholder approval. The 2010 Plan previously was approved by the Company’s Board of Directors, subject to shareholder approval. A description of the 2010 Plan is set forth in the Company’s Proxy Statement on Schedule 14A (the “Proxy Statement”), dated March 25, 2010, for its 2010 Annual Meeting of Shareholders in the section entitled “Proposal 4 – Approval of the 2010 Performance and Equity Incentive Plan” which is incorporated by reference herein. This description is qualified in its entirety by reference to a copy of the 2010 Plan attached to the Proxy Statement as Annex B.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit No.	Description

*10.90	Third Loan and Security Agreement Supplement and Amendment, dated as of April 16, 2010, by and among SBA Properties, Inc., SBA Sites, Inc. and SBA Structures, Inc., as Borrowers, and Midland Loan Services, Inc., as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee.

*10.91	Fourth Loan and Security Agreement Supplement and Amendment, dated as of April 16, 2010, by and among SBA Properties, Inc., SBA Sites, Inc. and SBA Structures, Inc., as Borrowers, and Midland Loan Services, Inc., as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee.

*31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

August 4, 2010	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

August 4, 2010	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

*10.90	Third Loan and Security Agreement Supplement and Amendment, dated as of April 16, 2010, by and among SBA Properties, Inc., SBA Sites, Inc. and SBA Structures, Inc., as Borrowers, and Midland Loan Services, Inc., as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee.

*10.91	Fourth Loan and Security Agreement Supplement and Amendment, dated as of April 16, 2010, by and among SBA Properties, Inc., SBA Sites, Inc. and SBA Structures, Inc., as Borrowers, and Midland Loan Services, Inc., as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee.

*31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.