Form 10-Q
period 2010-09-30
SBA COMMUNICATIONS CORP
filed 2010-11-04
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 114,964,560 shares of Class A common stock outstanding as of October 28, 2010.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$197,236	$161,317
Restricted cash	30,118	30,285
Short-term investments	3,560	5,352
Accounts receivable, net of allowance of $443 and $350 at September 30, 2010 and December 31, 2009, respectively	19,007	19,644
Costs and estimated earnings in excess of billings on uncompleted contracts	15,231	10,392
Prepaid and other current assets	13,023	9,848

Total current assets	278,175	236,838

Property and equipment, net	1,498,165	1,496,938
Intangible assets, net	1,437,615	1,435,591
Deferred financing fees, net	47,231	37,902
Other assets	162,750	106,377

Total assets	$3,423,936	$3,313,646

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$30,076	$28,648
Accounts payable	15,170	9,219
Accrued expenses	24,366	28,110
Deferred revenue	57,373	54,013
Accrued interest	24,671	35,551
Other current liabilities	3,497	3,184

Total current liabilities	155,153	158,725

Long-term liabilities:
Long-term debt	2,792,443	2,460,402
Other long-term liabilities	104,413	94,570

Total long-term liabilities	2,896,856	2,554,972

Commitments and contingencies

Shareholders’ equity:
Preferred stock - par value $.01, 30,000 shares authorized, none issued or outstanding	—	—
Common stock - Class A, par value $.01, 400,000 and 200,000 shares authorized, 114,926 and 117,082 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,149	1,171
Additional paid-in capital	2,248,596	2,228,268
Accumulated deficit	(1,880,167)	(1,627,602)
Accumulated other comprehensive income (loss), net	1,735	(2,803)

SBA Communications Corporation shareholders’ equity	371,313	599,034
Noncontrolling interests	614	915

Total shareholders’ equity	371,927	599,949

Total liabilities and shareholders’ equity	$3,423,936	$3,313,646

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Revenues:
Site leasing	$135,684	$120,551	$395,390	$353,371
Site development	22,958	18,738	65,732	57,162

Total revenues	158,642	139,289	461,122	410,533

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	30,326	28,645	89,513	83,727
Cost of site development	20,275	16,643	58,118	49,972
Selling, general and administrative	14,417	13,204	43,231	38,440
Acquisition related expenses	3,229	899	6,678	2,646
Depreciation, accretion and amortization	69,727	64,946	206,004	192,850

Total operating expenses	137,974	124,337	403,544	367,635

Operating income	20,668	14,952	57,578	42,898

Other income (expense):
Interest income	112	334	369	917
Interest expense	(37,568)	(36,421)	(112,397)	(93,316)
Non-cash interest expense	(15,089)	(14,035)	(44,736)	(35,427)
Amortization of deferred financing fees	(2,186)	(2,603)	(6,892)	(7,991)
Loss from extinguishment of debt, net	(10)	(12,518)	(49,054)	(4,189)
Other income	217	120	102	89

Total other expense	(54,524)	(65,123)	(212,608)	(139,917)

Loss before provision for income taxes	(33,856)	(50,171)	(155,030)	(97,019)
Provision for income taxes	(719)	(18)	(810)	(490)

Net loss	(34,575)	(50,189)	(155,840)	(97,509)
Net loss attributable to the noncontrolling interest	87	80	327	148

Net loss attributable to SBA Communications Corporation	$(34,488)	$(50,109)	$(155,513)	$(97,361)

Net loss per common share attributable to SBA Communications Corporation:
Basic and diluted	$(0.30)	$(0.43)	$(1.34)	$(0.83)

Basic and diluted weighted average number of common shares	114,748	116,686	115,835	117,245

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(unaudited) (in thousands)

	Class A		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	Common Stock
	Shares	Amount
BALANCE, December 31, 2009	117,082	$1,171	$2,228,268	$(1,627,602)	$(2,803)	$915	$599,949
Net loss	—	—	—	(155,513)	—	(327)	(155,840)
Amortization of deferred loss from settlement of derivative financial instruments	—	—	—	—	632	—	632
Write-off of deferred loss from derivative instruments related to repurchase of debt	—	—	—	—	3,645	—	3,645
Foreign currency translation adjustments	—	—	—	—	261	26	287
Non-cash compensation	—	—	7,849	—	—	—	7,849
Common stock issued in connection with stock purchase/option plans	740	7	12,479	—	—	—	12,486
Repurchase and retirement of common stock	(2,896)	(29)	—	(97,052)	—	—	(97,081)

BALANCE, September 30, 2010	114,926	$1,149	$2,248,596	$(1,880,167)	$1,735	$614	$371,927

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited) (in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009

Net loss	$(34,575)	$(50,189)	$(155,840)	$(97,509)
Other comprehensive loss associated with derivative instruments:
Amortization of net deferred loss from settlement of derivative financial instruments	—	355	632	75
Write-off of net deferred (gain) loss from derivative instruments related to repurchase of debt	—	(3,343)	3,645	(3,513)
Foreign currency translation adjustments	473	1,156	287	1,210

Comprehensive loss	(34,102)	(52,021)	(151,276)	(99,737)

Comprehensive loss (gain) attributable to the noncontrolling interest	44	(31)	301	32

Comprehensive loss attributable to SBA Communications Corporation	$(34,058)	$(52,052)	$(150,975)	$(99,705)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months
	ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(155,840)	$(97,509)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization	206,004	192,850
Deferred tax benefit	(328)	(100)
Non-cash interest expense	44,736	35,427
Non-cash compensation expense	7,805	5,873
Amortization of deferred financing fees	6,892	7,991
Provision for doubtful accounts	630	235
Loss from extinguishment of debt, net	49,054	4,189
Other non-cash items reflected in the Statements of Operations	(476)	(109)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	(4,327)	844
Prepaid and other assets	(11,555)	(10,121)
Accounts payable and accrued expenses	3,855	203
Accrued interest	(10,880)	20,850
Other liabilities	6,786	9,178

Net cash provided by operating activities	142,356	169,801

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and related earn-outs	(171,415)	(54,619)
Capital expenditures	(47,968)	(34,106)
Purchase of investments	(35,926)	(6,164)
(Payment) proceeds of restricted cash relating to tower removal obligations	(667)	6,073
Proceeds from sales and maturities of investments	6,447	—
Proceeds from disposition of fixed assets	38	518

Net cash used in investing activities	(249,491)	(88,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 2010 Tower Securities, net of fees paid	1,212,256	—
Payments on extinguishment of CMBS Certificates	(979,368)	(523,015)
Repurchase and retirement of common stock	(97,081)	(50,000)
Proceeds from employee stock purchase/stock option plans	12,486	2,968
Payments of deferred financing fees	(5,098)	(371)
(Payment) release of restricted cash relating to CMBS Certificates	(141)	10,823
Proceeds from issuance of senior notes, net of original issue discount and fees paid	—	728,717
Proceeds from issuance of 4.0% convertible senior notes, net of fees paid	—	488,195
Payments on Senior Credit Facility	—	(239,060)
Purchase of convertible note hedges	—	(160,100)
Payments on Optasite Credit Facility	—	(149,117)
Payments on extinguishment of convertible debt	—	(90,554)
Proceeds from issuance of common stock warrants	—	98,491
Borrowings under Senior Credit Facility	—	8,507

Net cash provided by financing activities	143,054	125,484

NET INCREASE IN CASH AND CASH EQUIVALENTS	35,919	206,987

CASH AND CASH EQUIVALENTS:
Beginning of period	161,317	78,856

End of period	$197,236	$285,843

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months
	ended September 30,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$123,629	$72,555

Income taxes	$987	$860

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:

Assets acquired through capital leases	$734	$92

Contribution of DAS networks in exchange for equity investment	$11,000	$—

Class A common stock issued relating to acquisitions and earn-outs	$—	$20,312

Class A common stock issued in connection with early extinguishment of debt	$—	$11,199

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

Fair Value of Financial Instruments— The carrying values of the Company’s financial instruments, with the exception of debt instruments, reasonably estimate the related fair values as of September 30, 2010 and December 31, 2009 due to the short maturity of those instruments.

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

	As of September 30, 2010			As of December 31, 2009
	Fair Value	Principal Value	Carrying Value	Fair Value	Principal Value	Carrying Value
	(in millions)
0.375% Convertible Senior Notes due 2010	$36.5	$30.4	$30.1	$34.2	$30.4	$28.6
1.875% Convertible Senior Notes due 2013	$619.4	$550.0	$455.8	$564.4	$550.0	$432.5
4.0% Convertible Senior Notes due 2014	$736.6	$500.0	$361.7	$652.5	$500.0	$342.8
8.0% Senior Notes due 2016	$401.3	$375.0	$372.8	$388.1	$375.0	$372.6
8.25% Senior Notes due 2019	$405.0	$375.0	$372.1	$393.8	$375.0	$371.9
4.254% 2010-1 Tower Securities	$720.3	$680.0	$680.0	$—	$—	$—
5.101% 2010-2 Tower Securities	$588.9	$550.0	$550.0	$—	$—	$—
2006 CMBS Certificates	$—	$—	$—	$961.5	$940.6	$940.6

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

4.	RESTRICTED CASH

Restricted cash consists of the following:

	As of	As of
	September 30, 2010	December 31, 2009	Included on Balance Sheet
	(in thousands)
Securitization escrow accounts	$29,250	$29,108	Restricted cash - current asset
Payment and performance bonds	868	1,177	Restricted cash - current asset
Surety bonds and workers compensation	11,391	11,097	Other assets - noncurrent

Total restricted cash	$41,509	$41,382

Securitization escrow accounts relate to funds that are required to be in escrow, initially pursuant to the terms of the Commercial Mortgage Pass-Through Certificates Series 2006-1 (the “2006 CMBS Certificates”) and, upon their refinancing, pursuant to the terms of the Secured Tower Revenue Securities Series 2010-1 (the “2010-1 Tower Securities”) and the Secured Tower Revenue Securities Series 2010–2 (the “2010-2 Tower Securities” and together with the 2010-1 Tower Securities, the “2010 Tower Securities”) (see Note 9). Pursuant to the terms of the 2006 CMBS Certificates and, subsequently, the 2010 Tower Securities, the Company is required to establish a controlled deposit account, held by the indenture trustee, into which all rents and other sums due on the towers that secured the 2006 CMBS Certificates and those that currently secure the 2010 Tower Securities are directly deposited by the lessees. These restricted cash amounts are used to fund reserve accounts for the payment of (1) debt service costs, (2) ground rents, real estate and personal property taxes and insurance premiums related to tower sites, (3) trustee and servicing expenses, (4) management fees, and (5) to reserve a portion of advance rents from tenants. The restricted cash in the controlled deposit account in excess of required reserve balances is subsequently released to the Borrowers (as defined in Note 9) monthly, provided that the Borrowers are in compliance with their debt service coverage ratio and that no Event of Default has occurred. All monies held by the indenture trustee are classified as restricted cash on the Company’s Consolidated Balance Sheets.

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of September 30, 2010, the Company had $19.7 million in surety, payment and performance bonds for which it is only required to post $9.7 million in collateral. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of September 30, 2010 and December 31, 2009, the Company had pledged $2.2 million and $2.4 million, respectively, as collateral related to its workers compensation policy. Restricted cash for surety bonds and workers compensation are included in other assets on the Company’s Consolidated Balance Sheets.

5.	ACQUISITIONS

During the third quarter of 2010, the Company acquired 86 completed towers and related assets and liabilities from various sellers including 10 towers in El Salvador. The Company acquired a total of 307 completed towers

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and related assets and liabilities in the first nine months of 2010. The aggregate consideration paid for these towers and related assets (excluding working capital adjustments) was approximately $52.7 million during the third quarter of 2010, and $150.7 million during the first nine months of 2010, all of which was paid in cash. In addition, as part of the ground lease purchase program, the Company paid, in cash, $3.2 million for long-term lease extensions and $8.0 million for land and perpetual easement purchases in the third quarter of 2010 and an aggregate of $6.7 million for long-term lease extensions and $17.2 million for land and perpetual easement purchases during the first nine months of 2010.

The Company accounted for these acquisitions under the acquisition method of accounting. The acquisitions are recorded at fair market value at the date of each acquisition. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions.

During the first nine months of 2010, the Company acquired an equity interest in distributed antenna system (“DAS”) provider Extenet Systems, Inc. for approximately $32.3 million in cash and the contribution of its existing DAS business. The investment in Extenet Systems, Inc. is accounted for under the cost method of accounting.

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

From time to time, the Company agrees to pay additional consideration (or earnouts) in connection with its acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the one to three years after they have been acquired. The Company records contingent consideration for acquisitions that occurred prior to January 1, 2009 when the contingent consideration is paid. Effective January 1, 2009, the Company accrues for contingent consideration in connection with acquisitions at fair value as of the date of the acquisition. All subsequent changes in fair value are recorded through the Consolidated Statements of Operations. During the three and nine months ended September 30, 2010, certain earnings targets associated with previously acquired towers were achieved and therefore, the Company paid $1.3 million and $6.1 million in cash, respectively. As of September 30, 2010, the Company had potential obligations to pay up to an additional $8.3 million in consideration if the performance targets contained in various acquisition agreements are met of which the Company recorded, in accrued expenses, $4.8 million for contingent consideration relating to the earnings targets associated with towers acquired subsequent to January 1, 2009. In certain acquisitions, the additional consideration may be paid in cash or shares of Class A common stock at the Company’s option.

Subsequent to September 30, 2010, the Company acquired 80 completed towers and related assets and liabilities from various sellers. The aggregate consideration paid for the towers and related assets was $40.7 million in cash.

In connection with the Company’s business operations in Canada, Costa Rica, Panama and El Salvador, the Company entered into agreements with its joint venture partners that contain both a put option for its partners and a call option for the Company, requiring or allowing the Company, in certain circumstances, to purchase the remaining interest in such entity at a price based on predetermined earnings multiples. Each of these options are triggered upon the occurrence of specified events and/or upon the passage of time. None of these options are currently exercisable by either the Company or its partners.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of September 30, 2010			As of December 31, 2009
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value
	(in thousands)
Current contract intangibles	$1,158,337	$(228,870)	$929,467	$1,099,164	$(173,351)	$925,813
Network location intangibles	639,593	(131,445)	508,148	610,222	(100,444)	509,778

Intangible assets, net	$1,797,930	$(360,315)	$1,437,615	$1,709,386	$(273,795)	$1,435,591

All intangible assets noted above are included in our site leasing segment. The Company amortizes its intangible assets using the straight-line method over 15 years. Amortization expense relating to the intangible assets above was $29.5 million and $27.0 million for the three months ended September 30, 2010 and 2009, respectively, and $86.8 million and $80.3 million for the nine months ended September 30, 2010 and 2009, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the purchase price is finalized for all acquisitions.

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of	As of
	September 30, 2010	December 31, 2009
	(in thousands)
Towers and related components	$2,344,947	$2,259,405
Construction-in-process	21,968	11,477
Furniture, equipment and vehicles	24,391	22,804
Land, buildings and improvements	135,640	117,926

	2,526,946	2,411,612
Less: accumulated depreciation	(1,028,781)	(914,674)

Property and equipment, net	$1,498,165	$1,496,938

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $40.1 million and $37.8 million for the three months ended September 30, 2010 and 2009, respectively, and $119.0 million and $112.3 million for the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010 and December 31, 2009, non-cash capital expenditures that are included in accounts payable and accrued expenses were $5.1 million and $1.9 million, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amounts applicable to capital leases for vehicles included in property and equipment, net were:

	As of	As of
	September 30, 2010	December 31, 2009
	(in thousands)
Vehicles	$2,714	$1,980
Less: accumulated depreciation	(1,097)	(758)

Vehicles, net	$1,617	$1,222

8.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of	As of
	September 30, 2010	December 31, 2009
	(in thousands)
Costs incurred on uncompleted contracts	$39,465	$32,567
Estimated earnings	13,815	11,282
Billings to date	(38,563)	(33,800)

	$14,717	$10,049

These amounts are included on the accompanying Consolidated Balance Sheets under the following captions:

	As of	As of
	September 30, 2010	December 31, 2009
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$15,231	$10,392
Other current liabilities (Billings in excess of costs and estimated earnings on uncompleted contracts)	(514)	(343)

	$14,717	$10,049

At September 30, 2010, five significant customers comprised 81.3% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, while at December 31, 2009, five significant customers comprised 83.2% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	DEBT

The carrying value of debt consists of the following:

	As of	As of
	September 30, 2010	December 31, 2009
	(in thousands)

0.375% Convertible Senior Notes due 2010. Principal balance of $30.4 million as of September 30, 2010 and December 31, 2009.	$30,076	$28,648
1.875% Convertible Senior Notes due 2013. Principal balance of $550.0 million as of September 30, 2010 and December 31, 2009.	455,815	432,459
4.0% Convertible Senior Notes due 2014. Principal balance of $500.0 million as of September 30, 2010 and December 31, 2009.	361,741	342,820
8.0% Senior Notes due 2016. Principal balance of $375.0 million as of September 30, 2010 and December 31, 2009.	372,816	372,604
8.25% Senior Notes due 2019. Principal balance of $375.0 million as of September 30, 2010 and December 31, 2009.	372,071	371,910
4.254% Secured Tower Revenue Securities Series 2010-1.	680,000	—
5.101% Secured Tower Revenue Securities Series 2010-2.	550,000	—
Commercial Mortgage Pass-Through Certificates Series 2006-1. Interest at fixed rates ranging from 5.314% to 7.825%.	—	940,609

Total debt	2,822,519	2,489,050
Less: current maturities of long-term debt	(30,076)	(28,648)

Total long-term debt, net of current maturities	$2,792,443	$2,460,402

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

On April 16, 2010, the Company repaid the remaining principal balance of $938.6 million of the 2006 CMBS Certificates and paid $38.5 million for prepayment consideration plus accrued interest and fees. During the year-to-date period ended September 30, 2010, but prior to the payoff of the principal balance, the Company repurchased an aggregate of $2.0 million in principal amount of 2006 CMBS Certificates for $2.1 million in cash. The Company recorded on the Company’s Consolidated Statements of Operations a $49.0 million loss on extinguishment of debt related to the repurchases and prepayment during the nine months ended September 30, 2010.

Secured Tower Revenue Securities Series 2010

On April 16, 2010, the Trust issued $680.0 million of 2010-1 Tower Securities and $550.0 million of 2010-2 Tower Securities. The 2010-1 Tower Securities have an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The weighted average annual fixed coupon interest rate of the 2010 Tower Securities is 4.6%, payable monthly. The anticipated repayment date and the final maturity date for

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the 2010–1 Tower Securities is April 16, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010–2 Tower Securities is April 16, 2017 and April 16, 2042, respectively. The Company incurred deferred financing fees of approximately $17.7 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2010 Tower Securities. Net proceeds from the 2010 Tower Securities were used to repay in full the outstanding 2006 CMBS Certificates in the amount of $938.6 million and pay the related prepayment consideration plus accrued interest and fees. The remaining net proceeds are being used for general corporate purposes.

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

The Borrowers may prepay either of the mortgage loan components, in whole or in part, with no prepayment consideration, (i) within nine months of the anticipated repayment date of such mortgage loan component, (ii) with proceeds received as a result of any condemnation or casualty of any tower site owned by the Borrowers or (iii) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of 2010 Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the excess, if any, of (1) the present value associated with the portion of the principal balance being prepaid, calculated in accordance with the formula set forth in the mortgage loan agreement, on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date that is nine months prior to the anticipated repayment date over (2) that portion of the principal balance of such class prepaid on the date of such prepayment.

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

Pursuant to the terms of the 2010 Tower Securities, all rents and other sums due on tower sites owned by the Borrowers are directly deposited by the lessees into a controlled deposit account and are held by the indenture trustee. The monies held by the indenture trustee after the release date are classified as restricted cash on the Company’s Consolidated Balance Sheets. However, if the Debt Service Coverage Ratio, defined as the net cash flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers are required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30x or lower, then all cash flow in excess of amounts required to make debt service

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the Debt Service Coverage Ratio exceeds 1.30x for two consecutive calendar quarters. If the Debt Service Coverage Ratio falls below 1.15x as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the Debt Service Coverage Ratio exceeds 1.15x for a calendar quarter. The mortgage loan agreement, as amended, also includes covenants customary for mortgage loans underlying rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. As of September 30, 2010, the Borrowers met the required Debt Service Coverage Ratio and were in compliance with all other covenants.

The Company incurred cash interest expense of $14.3 million and $26.3 million for the three and nine month period ended September 30, 2010, respectively, related to the 2010 Tower Securities.

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

	As of	As of
	September 30, 2010	December 31, 2009
	(in thousands)
Principal balance	$30,403	$30,403
Debt discount	(327)	(1,755)

Carrying value	$30,076	$28,648

The Company is amortizing the debt discount on the 0.375% Notes utilizing the effective interest method over the life of the 0.375% Notes which increases the effective interest rate from its coupon rate of 0.375% to 6.9%. The Company incurred cash interest expense of $0.03 million for each of the three months ended September 30, 2010 and 2009, respectively, and cash interest expense of $0.08 million and $0.2 million for the nine months ended September 30, 2010 and 2009, respectively. The Company recorded non-cash interest expense of $0.5 million for each of the three months ended September 30, 2010 and 2009, respectively, and non-cash interest expense of $1.4 million and $3.2 million for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, the carrying amount of the equity component related to the 0.375% Notes was $60.1 million.

On October 5, 2010, the Company provided notice to the trustee and holders of its 0.375% Notes that the Company had elected to settle 100% of its conversion obligation in cash pursuant to the Indenture governing the 0.375% Notes.

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

	As of	As of
	September 30, 2010	December 31, 2009
	(in thousands)
Principal balance	$550,000	$550,000
Debt discount	(94,185)	(117,541)

Carrying value	$455,815	$432,459

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company is amortizing the debt discount on the 1.875% Notes utilizing the effective interest method over the life of the 1.875% Notes which increases the effective interest rate from its coupon rate of 1.875% to 9.4%. The Company incurred cash interest expense of $2.6 million for each of the three months ended September 30, 2010 and 2009, respectively, and cash interest expense of $7.7 million for each of the nine months ended September 30, 2010 and 2009, respectively. The Company recorded non-cash interest expense of $8.0 million and $7.3 million for the three months ended September 30, 2010 and 2009, respectively, and non-cash interest expense of $23.4 million and $21.3 million for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, the carrying amount of the equity component related to the 1.875% Notes was $159.2 million.

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

	As of	As of
	September 30, 2010	December 31, 2009
	(in thousands)
Principal balance	$500,000	$500,000
Debt discount	(138,259)	(157,180)

Carrying value	$361,741	$342,820

The Company is amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate from its coupon rate of 4.0% to 13.0%. The Company incurred cash interest expense of $5.0 million for each of the three months ended September 30, 2010 and 2009, respectively, and cash interest expense of $15.0 million and $8.8 million for the nine months ended September 30, 2010 and 2009, respectively. The Company recorded non-cash interest expense of $6.5 million and $5.8 million for the three months ended September 30, 2010 and 2009, respectively, and non-cash interest expense of $18.9 million and $9.9 million for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, the carrying amount of the equity component related to the 4.0% Notes was $169.0 million.

Convertible Senior Notes Conversion Options

Each of the Company’s 0.375% Notes, 1.875% Notes and 4.0% Notes are convertible, at the holder’s option, into shares of the Company’s Class A common stock, at a per share conversion price of $33.56, $41.46, and $30.38, respectively, subject to certain customary adjustments. In connection with the issuance of each of the Company’s convertible senior notes, the Company entered into hedging arrangements which, taken as a whole, effectively increased the per share conversion price of the Company’s notes to $55.00 for the 0.375% Notes, $67.37 for the 1.875% Notes and $44.64 for the 4.0% Notes. The Company’s convertible senior notes are only

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

convertible in certain circumstances, including, but not limited to, (1) during any calendar quarter, if the last reported sale price of the Company’s Class A common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of Class A common stock on the last day of such preceding calendar quarter and (2) at any time on or after October 12, 2010 for the 0.375% Notes, February 19, 2013 for the 1.875% Notes and July 22, 2014 for the 4.0% Notes. A discussion of the full convertibility provisions of the Company’s convertible senior notes and of the related hedging arrangements, including the impact of Lehman Brothers OTC Derivatives Inc. default on a portion of the hedge associated with the 1.875% Notes, is included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2010.

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

The Company incurred cash interest expense related to the 2016 Notes of $7.5 million and $5.6 million for the three months ended September 30, 2010 and 2009, respectively, and cash interest expense of $22.5 million and $5.6 million for the nine months ended September 30, 2010 and 2009, respectively. The Company recorded non-cash interest expense related to the 2016 Notes of $0.07 million and $0.05 million for the three months ended September 30, 2010 and 2009, respectively, and non-cash interest expense of $0.2 million and $0.05 million for the nine months ended September 30, 2010 and 2009, respectively.

The Company incurred cash interest expense related to the 2019 Notes of $7.7 million and $5.8 million for the three months ended September 30, 2010 and 2009, respectively, and cash interest expense of $23.2 million and $5.8 million for the nine months ended September 30, 2010 and 2009, respectively. The Company recorded non-cash interest expense related to the 2019 Notes of $0.06 million and $0.04 million for the three months ended September 30, 2010 and 2009, respectively, and non-cash interest expense of $0.2 million and $0.04 million for the nine months ended September 30, 2010 and 2009, respectively.

SBA Communications Corporation is a holding company with no business operations of its own and its only significant asset is the outstanding capital stock of Telecommunications.

On July 15, 2010, Telecommunications and the Company consummated an exchange offer pursuant to which outstanding unregistered notes of each series of the Senior Notes were exchanged for registered notes of the respective series.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The 2010 Credit Facility consists of a revolving loan under which up to $500.0 million may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing as set forth in the Credit Agreement. Amounts borrowed under the 2010 Credit Facility accrue interest at the Eurodollar rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate (as defined in the Credit Agreement) plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (as defined in the Credit Agreement). A 0.375% to 0.5% per annum fee is charged on the amount of unused commitment. If it is not earlier terminated by SBA Senior Finance II, the 2010 Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, February 11, 2015. Proceeds available under the 2010 Credit Facility may be used for general corporate purposes. As of September 30, 2010, availability under the 2010 Credit Facility was approximately $500.0 million.

The Credit Agreement requires SBA Senior Finance II and the Company to maintain specific financial ratios, including, at the SBA Senior Finance II level, a ratio of Consolidated Total Debt to Annualized Borrower EBITDA (as defined in the Credit Agreement) that does not exceed 5.0x for any fiscal quarter, a ratio of Consolidated Total Debt and Net Hedge Exposure (as defined in the Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 5.0x for 30 consecutive days and a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (as defined in the Credit Agreement) of not less than 2.0x for any fiscal quarter. In addition, the Company’s ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for any fiscal quarter on an annualized basis cannot exceed 8.9x. The Credit Agreement also contains customary affirmative and negative covenants that, among other things, limit SBA Senior Finance II’s ability to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions or engage in certain asset dispositions, including a sale of all or substantially all of its assets. As of September 30, 2010, SBA Senior Finance II and the Company were in full compliance with the financial covenants contained in the 2010 Credit Facility.

The Company incurred cash interest expense of $0.5 million and $1.2 million for the three and nine months ended September 30, 2010, respectively, relating to the unused commitment fee of the 2010 Credit Facility.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Capital Lease Obligations

The Company’s capital lease obligations outstanding were $1.3 million as of September 30, 2010 and $1.0 million as of December 31, 2009. As of September 30, these obligations were bearing interest rates ranging from 0.6% to 4.9% and will mature in periods ranging from approximately one to five years.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

2006 CMBS Certificate Swaps

During 2006, an indirect wholly-owned subsidiary of the Company entered into nine forward-starting swap agreements (the “2006 CMBS Certificate Swaps”) in anticipation of issuing the 2006 CMBS Certificates (see Note 9). In October 2006, the Company terminated the 2006 CMBS Certificate Swaps in connection with entering into the purchase and sale agreement for the 2006 CMBS Certificates. The Company determined a portion of the swaps to be an effective cash flow hedge and as a result, recorded a deferred loss of $12.8 million in accumulated other comprehensive loss, net of applicable income taxes on the Company’s Consolidated Balance Sheets. The deferred loss was being amortized utilizing the effective interest method over the anticipated five year life of the 2006 CMBS Certificates and increased the effective interest rate on these certificates by 0.3%.

On April 16, 2010, the Company wrote-off the remaining unamortized deferred loss of $3.6 million in connection with the repayment of the 2006 CMBS Certificates.

The Company recorded on the Company’s Consolidated Statements of Operations non-cash interest expense of $0.6 million for the three months ended September 30, 2009, and non-cash interest expense of $0.6 million and $1.8 million for the nine months ended September 30, 2010 and 2009, respectively.

11.	SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has potential common stock equivalents related to its outstanding stock options, restricted stock units, the 0.375% Notes, the 1.875% Notes and the 4.0% Notes (see Note 9). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive for each of the three and nine months ended September 30, 2010 and 2009, respectively. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for each period presented.

Registration of Additional Shares

On May 20, 2010, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 15.0 million shares of the Company’s Class A common stock issuable under the 2010 Performance and Equity Incentive Plan.

Stock Repurchases

The Company’s Board of Directors authorized a stock repurchase program effective November 3, 2009. This program authorizes the Company to purchase, from time to time, up to $250.0 million of the Company’s

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Act of 1933, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in the Company’s sole discretion. During the nine months ended September 30, 2010, the Company repurchased and retired 2,895,635 shares for an aggregate of $97.1 million including commissions and fees in connection with the stock repurchase program. The Company did not repurchase any shares during the three months ended September 30, 2010 and has remaining authorization to repurchase an additional $151.3 million of its common stock under its current $250.0 million stock repurchase program.

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

Stock Options

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses a combination of historical data and historical volatility to establish the expected volatility. Historical data is used to estimate the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted using the Black-Scholes option-pricing model:

	For the nine months ended September 30,
	2010	2009

Risk free interest rate	1.35% - 1.83%	1.30% - 1.80%
Dividend yield	0.0%	0.0%
Expected volatility	55.2%	55.7%
Expected lives	3.6 - 4.3 years	3.2 - 4.1 years

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s activities with respect to its stock options for the nine months ended September 30, 2010:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)
	(in thousands)
Outstanding at December 31, 2009	4,192	$21.76	5.3
Granted	539	$35.64
Exercised	(714)	$16.46
Canceled	(42)	$25.17

Outstanding at September 30, 2010	3,975	$24.56	4.9

Exercisable at September 30, 2010	2,023	$21.48	4.4

Unvested at September 30, 2010	1,952	$27.74	5.4

The weighted-average fair value of options granted during the nine months ended September 30, 2010 and 2009 was $15.88 and $8.60, respectively. The total intrinsic value for options exercised during the nine months ended September 30, 2010 and 2009 was $14.3 million and $4.8 million, respectively.

Restricted Stock Units

The Company granted approximately 1,000 restricted stock units pursuant to its 2010 Performance and Equity Incentive Plan and approximately 128,000 restricted stock units pursuant to its 2001 Equity Participation Plan during the nine months ended September 30, 2010. The expense is based on the fair market value of the units awarded at the date of the grant times the number of shares subject to the units awarded. The Company typically recognizes the expense associated with the units on a straight-line basis over the vesting term.

The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2010:

	Number of Units	Weighted- Average Grant Date Fair Value per share
	(in thousands)
Outstanding at December 31, 2009	—	$—
Granted	129	$35.46
Canceled	(1)	$35.71

Outstanding at September 30, 2010	128	$35.45

Expected to vest, net of estimated forfeitures, as of September 30, 2010	126	$35.45

13.	INCOME TAXES

The Company had taxable losses during the three and nine months ended September 30, 2010 and 2009, and as a result, net operating loss carry-forwards have been generated. These net operating loss carry-forwards are fully reserved as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	SEGMENT DATA

The Company operates principally in three business segments: site leasing, site development consulting and site development construction. The Company’s reportable segments are strategic business units that offer different services. The site leasing segment includes results of the managed and sublease businesses. Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2010 and 2009 is shown below:

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment (1)	Total
	(in thousands)

Three months ended September 30, 2010
Revenues	$135,684	$4,661	$18,297	$—	$158,642
Cost of revenues (2)	$30,326	$3,662	$16,613	$—	$50,601
Depreciation, amortization and accretion	$69,181	$46	$277	$223	$69,727
Operating income (loss)	$21,159	$592	$(17)	$(1,066)	$20,668
Capital expenditures(3)	$79,546	$48	$314	$321	$80,229

Three months ended September 30, 2009
Revenues	$120,551	$4,268	$14,470	$—	$139,289
Cost of revenues (2)	$28,645	$3,367	$13,276	$—	$45,288
Depreciation, amortization and accretion	$64,479	$49	$213	$205	$64,946
Operating income (loss)	$15,689	$463	$(334)	$(866)	$14,952
Capital expenditures(3)	$37,367	$5	$113	$227	$37,712

Nine months ended September 30, 2010
Revenues	$395,390	$13,924	$51,808	$—	$461,122
Cost of revenues (2)	$89,513	$10,943	$47,175	$—	$147,631
Depreciation, amortization and accretion	$204,458	$139	$767	$640	$206,004
Operating income (loss)	$61,163	$1,719	$(315)	$(4,989)	$57,578
Capital expenditures(3)	$218,232	$153	$969	$763	$220,117

Nine months ended September 30, 2009
Revenues	$353,371	$12,788	$44,374	$—	$410,533
Cost of revenues (2)	$83,727	$9,637	$40,335	$—	$133,699
Depreciation, amortization and accretion	$191,450	$143	$613	$644	$192,850
Operating income (loss)	$44,761	$1,870	$(520)	$(3,213)	$42,898
Capital expenditures(3)	$108,355	$34	$381	$359	$109,129

Assets
As of September 30, 2010	$3,108,949	$4,369	$32,475	$278,143	$3,423,936
As of December 31, 2009	$3,093,379	$4,651	$27,587	$188,029	$3,313,646

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Excludes depreciation, amortization and accretion.
(3)	Includes acquisitions and related earn-outs and vehicle capital lease additions.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	CONCENTRATION OF CREDIT RISK

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

The following is a list of significant customers (representing at least 10% of revenue for the periods reported) and the percentage of total revenue for the specified time periods derived from such customers:

	Percentage of Site Leasing Revenue for the three months ended September 30,
	2010	2009

AT&T (1)	28.6%	27.6%
Sprint (2)	23.6%	25.2%
Verizon	14.8%	16.0%
T-Mobile	11.6%	12.0%

	Percentage of Site Development Consulting Revenue for the three months ended September 30,
	2010	2009

Cox Communications	20.2%	10.8%
Nsoro Mastec	15.3%	14.1%
Verizon	14.4%	27.0%
Clearwire Tech, Inc.	5.6%	10.3%

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Percentage of Site Development Construction Revenue for the three months ended September 30,
	2010	2009

Nsoro Mastec	43.1%	35.0%
Clearwire Tech, Inc.	11.2%	4.6%
Verizon	11.1%	12.1%
T-Mobile	6.2%	18.5%

(1)	2009 numbers have been restated due to a merger of AT&T and Centennial
(2)	2009 numbers have been restated due to a merger of Sprint and IPCS Wireless

At September 30, 2010, five significant customers comprised 53.7% of total gross accounts receivable compared to five significant customers which comprised 48.3% of total gross accounts receivable at December 31, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications towers. Our principal operations are in the United States and its territories. As of September 30, 2010, we also owned towers in Canada, Costa Rica, El Salvador, and Panama. Our primary business line is our site leasing business, which contributed approximately 97.6% of our total segment operating profit for the year-to-date period ended September 30, 2010. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, built or constructed based on our own initiative or acquired. As of September 30, 2010, we owned 8,705 tower sites, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 5,400 actual or potential additional communications sites, approximately 520 of which were revenue producing as of September 30, 2010. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. Site leasing revenues are received primarily from wireless service provider tenants, including AT&T, Sprint, Verizon Wireless and T-Mobile. Wireless service providers enter into numerous different tenant leases with us, each of which relates to the lease or use of space at an individual tower site. Tenant leases are generally for an initial term of five years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3% per year, including during the renewal option periods. Tenant leases are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the current term of the related lease agreements. Rental amounts received in advance are recorded in deferred revenue.

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

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five year periods at our option and provide for rent escalators which typically average 3% annually or provide for term escalators of approximately 15%. Of the 8,705 tower sites we owned as of September 30, 2010, approximately 30.3% were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 50 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, please see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Revenues
	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Site leasing revenue	$135,684	$120,551	$395,390	$353,371
Total revenues	$158,642	$139,289	$461,122	$410,533
Site leasing revenue percentage of total revenues	85.5%	86.5%	85.7%	86.1%

	Segment Operating Profit
	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Site leasing segment operating profit (1)	$105,358	$91,906	$305,877	$269,644
Total segment operating profit (1)	$108,041	$94,001	$313,491	$276,834
Site leasing segment operating profit percentage of total segment operating profit (1)	97.5%	97.8%	97.6%	97.4%

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

The following rollforward summarizes the activity in our consolidated tower portfolio from December 31, 2009 to September 30, 2010:

Number of Towers

Towers owned at December 31, 2009	8,324
Purchased towers	36
Constructed towers	21
Towers reclassified/disposed (1)	(1)

Towers owned at March 31, 2010	8,380
Purchased towers	185
Constructed towers	24
Towers reclassified/disposed (1)	(1)

Towers owned at June 30, 2010	8,588
Purchased towers	86
Constructed towers	38
Towers reclassified/disposed (1)	(7)

Towers owned at September 30, 2010	8,705

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

The table below provides the percentage of total company revenues contributed by site development consulting services and site development construction services for the three and nine months ended September 30, 2010 and 2009. For information regarding our operating segments, see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Percentage of Revenues
	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)

Site development consulting	$4,661	$4,268	$13,924	$12,788
Site development construction	$18,297	$14,470	$51,808	$44,374
Total revenues	$158,642	$139,289	$461,122	$410,533

Site development consulting	2.9%	3.1%	3.0%	3.1%
Site development construction	11.5%	10.4%	11.2%	10.8%

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

Each respective Segment Operating Profit is defined as segment revenues less segment cost of revenues (excluding depreciation, accretion and amortization). Total Segment Operating Profit is the total of the operating profits of the three segments. The reconciliation of Segment Operating Profit is as follows:

	Site leasing segment
	For the three months ended September 30,			For the nine months ended September 30,
			Dollar			Dollar
	2010	2009	Change	2010	2009	Change
	(in thousands)
Segment revenue	$135,684	$120,551	$15,133	$395,390	$353,371	$42,019
Segment cost of revenues (excluding depreciation, accretion and amortization)	(30,326)	(28,645)	(1,681)	(89,513)	(83,727)	(5,786)

Segment operating profit	$105,358	$91,906	$13,452	$305,877	$269,644	$36,233

	Site development consulting segment
	For the three months			For the nine months
	ended September 30,		Dollar	ended September 30,		Dollar
	2010	2009	Change	2010	2009	Change
	(in thousands)
Segment revenue	$4,661	$4,268	$393	$13,924	$12,788	$1,136
Segment cost of revenues (excluding depreciation, accretion and amortization)	(3,662)	(3,367)	(295)	(10,943)	(9,637)	(1,306)

Segment operating profit	$999	$901	$98	$2,981	$3,151	$(170)

	Site development construction segment
	For the three months			For the nine months
	ended September 30,		Dollar	ended September 30,		Dollar
	2010	2009	Change	2010	2009	Change
	(in thousands)
Segment revenue	$18,297	$14,470	$3,827	$51,808	$44,374	$7,434
Segment cost of revenues (excluding depreciation, accretion and amortization)	(16,613)	(13,276)	(3,337)	(47,175)	(40,335)	(6,840)

Segment operating profit	$1,684	$1,194	$490	$4,633	$4,039	$594

Site leasing segment operating profit increased $13.5 million and $36.2 million for the three and nine months ended September 30, 2010, compared to the same period in the prior year, primarily due to additional profit generated by the revenues from towers that we acquired or constructed subsequent to September 30, 2009, organic site leasing growth from new leases and contractual rent escalators and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers, control of our site leasing cost of revenue and the positive impact of our ground lease purchase program.

Adjusted EBITDA:

We believe that Adjusted EBITDA is an indicator of the performance of our core operations and reflects the changes in our operating results. Adjusted EBITDA is a component of the calculation that has been used by our lenders to determine compliance with certain covenants under our 2010 Credit Facility and Senior Notes (as defined below). Adjusted EBITDA is not intended to be an alternative measure of operating income or gross profit margin as determined in accordance with GAAP.

Adjusted EBITDA increased $12.8 million for the three months ended September 30, 2010, compared to the same period in the prior year, primarily due to increased site leasing segment operating profit.

We define Adjusted EBITDA as net loss excluding the impact of net interest expenses (including amortization of deferred financing fees), provision for taxes, depreciation, accretion and amortization, asset impairment and other charges, non-cash compensation, net loss from extinguishment of debt, other income and expenses, acquisition related expenses, non-cash straight-line leasing revenue and non-cash straight-line ground lease expense. The reconciliation of Adjusted EBITDA is as follows:

	For the three months ended September 30,		Dollar
	2010	2009	Change
	(in thousands)

Net loss	$(34,575)	$(50,189)	$15,614
Interest income	(112)	(334)	222
Interest expense(1)	54,843	53,059	1,784
Depreciation, accretion, and amortization	69,727	64,946	4,781
Provision for taxes(2)	1,211	566	645
Loss from extinguishment of debt, net	10	12,518	(12,508)
Acquisition related expenses	3,229	899	2,330
Non-cash compensation	2,453	1,922	531
Non-cash straight-line leasing revenue	(1,531)	(1,412)	(119)
Non-cash straight-line ground lease expense	2,698	3,094	(396)
Other income	(217)	(120)	(97)

Adjusted EBITDA	$97,736	$84,949	$12,787

(1)	Interest expense includes cash interest expense, non-cash interest expense and amortization of deferred financing fees.
(2)

Includes $492 and $548 of franchise taxes for the three months ended September 30, 2010 and 2009, respectively, reflected in the Consolidated Statement of Operations in selling, general and administrative expenses.

RESULTS OF OPERATIONS

Three months ended September 30, 2010 Compared to Three months ended September 30, 2009

	For the three months ended September 30,		Dollar	Percentage Increase
	2010	2009	Change	(Decrease)
	(in thousands, except for percentages)
Revenues:
Site leasing	$135,684	$120,551	$15,133	12.6%
Site development consulting	4,661	4,268	393	9.2%
Site development construction	18,297	14,470	3,827	26.4%

Total revenues	158,642	139,289	19,353	13.9%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	30,326	28,645	1,681	5.9%
Cost of site development consulting	3,662	3,367	295	8.8%
Cost of site development construction	16,613	13,276	3,337	25.1%
Selling, general and administrative	14,417	13,204	1,213	9.2%
Acquisition related expenses	3,229	899	2,330	259.2%
Depreciation, accretion and amortization	69,727	64,946	4,781	7.4%

Total operating expenses	137,974	124,337	13,637	11.0%

Operating income	20,668	14,952	5,716	38.2%

Other income (expense):
Interest income	112	334	(222)	(66.5)%
Interest expense	(37,568)	(36,421)	(1,147)	3.1%
Non-cash interest expense	(15,089)	(14,035)	(1,054)	7.5%
Amortization of deferred financing fees	(2,186)	(2,603)	417	(16.0)%
Loss from extinguishment of debt, net	(10)	(12,518)	12,508	(99.9)%
Other income	217	120	97	80.8%

Total other expense	(54,524)	(65,123)	10,599	(16.3)%

Loss before provision for income taxes	(33,856)	(50,171)	16,315	(32.5)%

Provision for income taxes	(719)	(18)	(701)	3,894.4%

Net loss	(34,575)	(50,189)	15,614	(31.1)%

Net loss attributable to the noncontrolling interest	87	80	7	8.8%

Net loss attributable to SBA Communications Corporation	$(34,488)	$(50,109)	$15,621	(31.2)%

Revenues:

Site leasing revenues increased $15.1 million for the three months ended September 30, 2010, as compared to the same period in the prior year, due largely to (i) revenues from the towers that we acquired or constructed subsequent to September 30, 2009 and (ii) organic site leasing growth from new leases, contractual rent escalators with current tenants and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers.

Site development consulting revenues remained relatively stable for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Site development construction revenues increased $3.8 million for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, as a result of a higher volume of work associated with continued network expansion of the wireless carriers.

Operating Expenses:

Site leasing cost of revenues increased $1.7 million for the three months ended September 30, 2010, as compared to the same period in the prior year, primarily as a result of the growth in the number of tower sites owned by us (8,705 at September 30, 2010 compared to 8,085 at September 30, 2009) offset by the positive impact of our ground lease purchase program.

Site development consulting cost of revenues remained relatively stable for the three months ended September 30, 2010 as compared to the same period in the prior year. Site development construction cost of revenues increased $3.3 million for the three months ended September 30, 2010, as compared to the same period in the prior year, as a result of a higher volume of work performed during third quarter of 2010 compared to the same period in the prior year.

Selling, general and administrative expenses increased $1.2 million for the three months ended September 30, 2010, as compared to the same period in the prior year, primarily as a result of an increase in non-cash compensation, salaries and benefits as well as costs incurred in connection with our international expansion.

Acquisition related expenses increased $2.3 million for three months ended September 30, 2010, as compared to the same period in the prior year, primarily as a result of increased diligence costs due to an increase in the number of towers acquired as well as towers under contract for acquisition during the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.

Depreciation, accretion and amortization expense increased $4.8 million to $69.7 million for the three months ended September 30, 2010, as compared to the same period in the prior year, due to an increase in the number of tower sites and associated intangible assets owned at September 30, 2010 compared to those owned at September 30, 2009.

Operating Income:

Operating income increased $5.7 million to $20.7 million for the three months ended September 30, 2010 from the three months ended September 30, 2009 primarily due to the result of higher segment operating profit in the site leasing segment offset by increases in depreciation, accretion and amortization expense, acquisition related expenses and selling, general and administrative expenses.

Other Income (Expense):

Interest expense was $37.6 million for the three months ended September 30, 2010, an increase of $1.1 million from the three months ended September 30, 2009. This increase was due to the higher weighted average amount of cash-interest bearing debt outstanding offset by the lower weighted average interest rate for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Non-cash interest expense was $15.1 million for the three months ended September 30, 2010, an increase of $1.1 million from the three months ended September 30, 2009. This increase reflects the accretion of the debt discounts on the 1.875% Notes (as defined below) and the 4.0% Notes (as defined below) using the effective interest method, accretion of debt discount on the Senior Notes issued in July 2009, offset by the impact of the repayment of the Optasite Credit Facility in July 2009 and decrease in amortization of net deferred loss from settlement of derivative financial instruments.

The loss from extinguishment of debt decreased $12.5 million for the three months ended September 30, 2010 from the three months ended September 30, 2009. The loss from extinguishment of debt of $12.5 million for the three months ended September 30, 2009 included a $9.3 million loss related to the payoff of our Commercial Mortgage Pass-Through Certificates, Series 2005-1 (the “2005 CMBS Certificates”) in July 2009, a $1.9 million loss associated with the payoff of our Optasite Credit Facility in July 2009, and a $1.4 million loss associated with the repurchase of $105.6 million of our 2006 CMBS Certificates (as defined below) offset by a $0.1 million gain associated with the repurchase of $4.0 million of our 0.375% Notes (as defined below).

Net Loss

Net loss decreased $15.6 million to $34.6 million for the three months ended September 30, 2010 from $50.2 million for the three months ended September 30, 2009. The decrease in net loss for the three months ended September 30, 2010 is primarily due to an increase in site leasing segment operating profit and a $12.5 million decrease in net loss on extinguishment of debt partially offset by increases in depreciation, accretion and amortization expense, acquisition related expenses, interest expense and non-cash interest expense. The net loss for the three months ended September 30, 2009 included a $12.5 million net loss on extinguishment of debt related to the payoff of our 2005 CMBS Certificates and Optasite Credit Facility and repurchases of our 2006 CMBS Certificates and 0.375% Notes.

Nine months ended September 30, 2010 Compared to Nine months ended September 30, 2009

	For the nine months ended September 30,		Dollar	Percentage Increase
	2010	2009	Change	(Decrease)
	(in thousands, except for percentages)
Revenues:
Site leasing	$395,390	$353,371	$42,019	11.9%
Site development consulting	13,924	12,788	1,136	8.9%
Site development construction	51,808	44,374	7,434	16.8%

Total revenues	461,122	410,533	50,589	12.3%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	89,513	83,727	5,786	6.9%
Cost of site development consulting	10,943	9,637	1,306	13.6%
Cost of site development construction	47,175	40,335	6,840	17.0%
Selling, general and administrative	43,231	38,440	4,791	12.5%
Acquisition related expenses	6,678	2,646	4,032	152.4%
Depreciation, accretion and amortization	206,004	192,850	13,154	6.8%

Total operating expenses	403,544	367,635	35,909	9.8%

Operating income	57,578	42,898	14,680	34.2%

Other income (expense):
Interest income	369	917	(548)	(59.8)%
Interest expense	(112,397)	(93,316)	(19,081)	20.4%
Non-cash interest expense	(44,736)	(35,427)	(9,309)	26.3%
Amortization of deferred financing fees	(6,892)	(7,991)	1,099	(13.8)%
Loss from extinguishment of debt, net	(49,054)	(4,189)	(44,865)	1,071.0%
Other income	102	89	13	14.6%

Total other expense	(212,608)	(139,917)	(72,691)	52.0%

Loss before provision for income taxes	(155,030)	(97,019)	(58,011)	59.8%

Provision for income taxes	(810)	(490)	(320)	65.3%

Net loss	(155,840)	(97,509)	(58,331)	59.8%

Net loss attributable to the noncontrolling interest	327	148	179	120.9%

Net loss attributable to SBA Communications Corporation	$(155,513)	$(97,361)	$(58,152)	59.7%

Revenues:

Site leasing revenues increased $42.0 million for the nine months ended September 30, 2010, as compared to the same period in the prior year, due largely to (i) revenues from the towers that we acquired or constructed subsequent to September 30, 2009 and (ii) organic site leasing growth from new leases, contractual rent escalators with current tenants and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers.

Site development consulting revenues increased $1.1 million and site development construction revenues increased $7.4 million for the nine months ended September 30, 2010, as compared to the same period in the prior year, as a result of a higher volume of work awarded by wireless carriers expanding their networks.

Operating Expenses:

Site leasing cost of revenues increased $5.8 million for the nine months ended September 30, 2010, as compared to the same period in the prior year, primarily as a result of the growth in the number of tower sites owned by us (8,705 at September 30, 2010 compared to 8,085 at September 30, 2009) offset by the positive impact of our ground lease purchase program.

Site development consulting cost of revenues increased $1.3 million and site development construction cost of revenues increased $6.8 million for the nine months ended September 30, 2010, as compared to the same period in the prior year, as a result of a higher volume of work performed during 2010 due to network expansion by the largest wireless carriers.

Selling, general and administrative expenses increased $4.8 million for the nine months ended September 30, 2010, as compared to the same period in the prior year, primarily as a result of an increase in non-cash compensation, salaries and benefits as well as costs incurred in connection with our international expansion.

Acquisition related expenses increased $4.0 million for the nine months ended September 30, 2010, as compared to the same period in the prior year, primarily as a result of increased diligence costs due to an increase in the number of towers acquired and towers under contract for acquisition during the first nine months of 2010 compared to the first nine months of 2009.

Depreciation, accretion and amortization expense increased $13.2 million to $206.0 million for the nine months ended September 30, 2010, as compared to the same period in the prior year, due to an increase in the number of tower sites and associated intangible assets owned at September 30, 2010 compared to those owned at September 30, 2009.

Operating Income:

Operating income increased $14.7 million to $57.6 million for the nine months ended September 30, 2010 from the nine months ended September 30, 2009 primarily due to the result of higher segment operating profit in the site leasing segment offset by increases in depreciation, accretion and amortization expense, acquisition related expenses and selling, general and administrative expenses.

Other Income (Expense):

Interest expense was $112.4 million for the nine months ended September 30, 2010, an increase of $19.1 million from the nine months ended September 30, 2009. This increase was due to the higher weighted average amount of cash-interest bearing debt outstanding for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Non-cash interest expense was $44.7 million for the nine months ended September 30, 2010, an increase of $9.3 million from the nine months ended September 30, 2009. This increase reflects the accretion of the debt discount on the 1.875% Notes using the effective interest method, accretion of debt discounts on the Senior Notes issued in July 2009 and the 4.0% Notes issued in April 2009, offset by the impact of the repurchase of an aggregate of $107.7 million in principal of the 0.375% Notes during 2009 and the repayment of the Optasite Credit Facility in July 2009.

The loss from extinguishment of debt of $49.1 million for the nine months ended September 30, 2010 is primarily associated with the repayment of the outstanding balance of $938.6 million in principal of our 2006 CMBS Certificates. The loss from extinguishment of debt of $4.2 million for the nine months ended September 30, 2009 included a loss of $7.2 million associated with the repurchase and subsequent payoff of 2005 CMBS Certificates, a $1.9 million loss related to the payoff of Optasite Credit Facility, a $1.2 million loss associated with the repurchase of $116.8 million of 2006 CMBS Certificates offset by a gain of $6.1 million associated with the repurchases of an aggregate $107.7 million of our 0.375% Notes.

Net Loss

Net loss was $155.8 million, an increase of $58.3 million for the nine months ended September 30, 2010 from the nine months ended September 30, 2009, primarily due to an increase in loss on extinguishment of debt associated with the repayment of $938.6 million in principal of our 2006 CMBS Certificates, increases in interest expense, non-cash interest expense, and depreciation, accretion and amortization expense partially offset by an increase in site leasing segment operating profit.

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

A summary of our cash flows is as follows:

	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
	(in thousands)
Summary cash flow information:
Cash provided by operating activities	$142,356	$169,801
Cash used in investing activities	(249,491)	(88,298)
Cash provided by financing activities	143,054	125,484

Increase in cash and cash equivalents	35,919	206,987
Cash and cash equivalents, beginning of the period	161,317	78,856

Cash and cash equivalents, end of the period	$197,236	$285,843

Sources of Liquidity

We fund our growth, including our tower portfolio growth, through cash flows from operations, long-term indebtedness and equity issuances. With respect to our debt financing, we have utilized secured and unsecured financings and issuances at various levels of our organizational structure to minimize our financing costs while maximizing our operational flexibility.

Cash provided by operating activities was $142.4 million for the nine months ended September 30, 2010 as compared to $169.8 million for the nine months ended September 30, 2009. This decrease was primarily due to the timing of interest payments relating to the higher weighted average amount of cash-interest bearing debt outstanding for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 offset slightly by an increase in segment operating profit from the site leasing segment.

On February 11, 2010, SBA Senior Finance II, LLC (“SBA Senior Finance II”), our indirect wholly-owned subsidiary, entered into a credit agreement for a $500.0 million senior secured revolving credit facility (the “2010 Credit Facility”) with several banks and other financial institutions or entities from time to time parties to the credit agreement (the “Credit Agreement”). Amounts borrowed under the 2010 Credit Facility are secured by a first lien on the capital stock of Telecommunications, SBA Senior Finance, Inc. and SBA Senior Finance II, and substantially all of the assets, other than leasehold, easement or fee interests in real property, of SBA Senior Finance II and the Subsidiary Guarantors (as defined in the Credit Agreement). The 2010 Credit Facility matures on February 11, 2015 and may be borrowed, repaid and redrawn, subject to compliance with the financial and other covenants in the Credit Agreement. As of September 30, 2010, we had no borrowings outstanding under the 2010 Credit Facility and the availability under the 2010 Credit Facility was approximately $500.0 million. Proceeds under the 2010 Credit Facility may be used for general corporate purposes. The material terms of the 2010 Credit Facility are described below under “Debt Instruments and Debt Service Requirements – 2010 Credit Facility.”

On April 16, 2010, a New York common law trust (the “Trust”), initially formed by our indirect subsidiary, issued $680.0 million of Secured Tower Revenue Securities Series 2010-1 (the “2010-1 Tower Securities”), and $550.0 million of Secured Tower Revenue Securities Series 2010–2 (the “2010-2 Tower Securities” and together with the 2010-1 Tower Securities, the “2010 Tower Securities”). The weighted average annual fixed coupon interest rate of the 2010 Tower Securities is 4.6%, payable monthly. The anticipated repayment date and the final maturity date for the 2010–1 Tower Securities is April 16, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010–2 Tower Securities is April 16, 2017 and April 16, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of SBA Properties, Inc., SBA Sites, Inc., and SBA Structures, Inc., our indirect operating subsidiaries (the “Borrowers”). The mortgage loan consists of two components, each with terms that are identical to the series of 2010 Tower Securities to which it relates. The Borrowers are special purpose vehicles which exist solely to hold the towers which are subject to the securitization. The Borrowers are jointly and severally liable for all obligations under the mortgage loan. The material terms of the 2010 Tower Securities are described below under — “Debt Instruments and Debt Service Requirements – Secured Tower Revenue Securities Series 2010”.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or, companies who own wireless communication towers, antenna sites or related assets. During the nine months ended September 30, 2010, we did not issue any shares of Class A common stock under this registration statement. As of September 30, 2010, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

On March 3, 2009, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. For the nine months ended September 30, 2010, we did not issue any securities under this automatic shelf registration statement.

On May 19, 2010, SBA Communications and Telecommunications filed a registration statement on Form S-4 with the Commission pursuant to which Telecommunications offered to (1) exchange all of its outstanding unregistered $375.0 million 8.00% Senior Notes due 2016 for registered $375.0 million 8.00% Senior Notes due 2016, and (2) exchange all of its outstanding unregistered $375.0 million 8.25% Senior Notes due 2019 for registered $375.0 million 8.25% Senior Notes due 2019. On July 15, 2010, the exchange offer was consummated.

Uses of Liquidity

We believe that our principal use of liquidity will be to fund tower portfolio growth and, secondarily, to fund our stock repurchase program. During the market disruptions that occurred from October 2008 through 2009, we utilized our liquidity to take advantage of certain market opportunities and repurchase our outstanding debt. In the future, we may continue to repurchase, for cash or equity, our outstanding indebtedness in privately-negotiated or open market transactions in order to optimize our liquidity and leverage and take advantage of market opportunities.

Our cash capital expenditures, including cash used for acquisitions, for the nine months ended September 30, 2010 were $219.4 million. The $219.4 million primarily consists of cash capital expenditures of $154.2 million that we incurred primarily in connection with the acquisition of 307 completed towers net of related working capital adjustments and earnouts paid in connection with previous acquisitions, $33.6 million for construction and related costs associated with the completion of 83 new towers during the nine months ended September 30, 2010 and for sites in process at September 30, 2010, $5.9 million for tower maintenance capital expenditures, $7.0 million for augmentations and tower upgrades, $1.5 million for general corporate expenditures and $17.2 million for ground lease purchases (not including $6.7 million spent to extend ground lease terms).

Subsequent to September 30, 2010, we acquired 80 towers and related assets and liabilities from various sellers. The aggregate consideration paid for the towers and related assets was $40.7 million in cash.

In connection with the stock repurchase program, we repurchased and retired 2,895,635 shares for an aggregate of $97.1 million including commissions and fees in the nine months ended September 30, 2010. We did not repurchase any shares during the three months ended September 30, 2010 and we have remaining authorization to repurchase an additional $151.3 million of our common stock under our current $250.0 million stock repurchase program.

During 2010, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $9 million to $10 million and discretionary cash capital expenditures, based on current obligations, of $342 million to $352 million primarily associated with the towers we intend to build in 2010, tower acquisitions closed or currently under contract, tower augmentations and ground lease purchases. We may spend additional capital in 2010 on acquiring revenue producing or expense reducing assets not yet identified and under contract, or possibly stock repurchases. We estimate we will incur less than $1,000 per tower per year for capital improvements or modifications to our towers. We expect to fund cash capital expenditures from cash on hand, cash flow from operations and borrowings under the 2010 Credit Facility. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and tower acquisition programs, and our ground lease purchase program.

On April 16, 2010, we used the proceeds from the issuance of our 2010 Tower Securities to repay the remaining principal balance of $938.6 million of the 2006 CMBS Certificates and to pay $38.5 million for related prepayment consideration plus accrued interest and fees. During the year-to-date period ended September 30, 2010, but prior to the payoff of the principal balance, we repurchased an aggregate of $2.0 million in principal amount of 2006 CMBS Certificates for $2.1 million in cash.

Debt Instruments and Debt Service Requirements

As of September 30, 2010, we believe that our cash on hand and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

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

Secured Tower Revenue Securities Series 2010

The 2010-1 Tower Securities have an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The weighted average annual fixed coupon interest rate of the 2010 Tower Securities is 4.6%, payable monthly. The anticipated repayment date and the final maturity date for the 2010–1 Tower Securities is April 16, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010–2 Tower Securities is April 16, 2017 and April 16, 2042, respectively. Net proceeds from the 2010 Tower Securities were used to repay in full the outstanding 2006 CMBS Certificates in the amount of $938.6 million and pay the related prepayment consideration plus accrued interest and fees. The remaining net proceeds are being used for general corporate purposes.

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

The Borrowers may prepay either of the mortgage loan components, in whole or in part, with no prepayment consideration, (i) within nine months of the anticipated repayment date of such mortgage loan component, (ii) with proceeds received as a result of any condemnation or casualty of any tower site owned by the Borrowers or (iii) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of 2010 Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the excess, if any, of (1) the present value associated with the portion of the principal balance being prepaid, calculated in accordance with the formula set forth in the mortgage loan agreement, on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date that is nine months prior to the anticipated repayment date over (2) that portion of the principal balance of such class prepaid on the date of such prepayment.

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

Pursuant to the terms of the 2010 Tower Securities, all rents and other sums due on any of the tower sites owned by the Borrowers are directly deposited by the lessees into a controlled deposit account and are held by the indenture trustee. The monies held by the indenture trustee after the release date are classified as restricted cash on our Consolidated Balance Sheets. However, if the Debt Service Coverage Ratio, defined as the net cash flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers are required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30x or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the Debt Service Coverage Ratio exceeds 1.30x for two consecutive calendar quarters. If the Debt Service Coverage Ratio falls below 1.15x as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the Debt Service Coverage Ratio exceeds 1.15x for a calendar quarter. The mortgage loan agreement, as amended, also includes covenants customary for mortgage loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. As of September 30, 2010, the Borrowers met the required Debt Service Coverage Ratio. Based on the amounts outstanding at September 30, 2010, debt service for the next twelve months on the 2010 Tower Securities would be $57.0 million.

0.375% Convertible Senior Notes due 2010

At September 30, 2010, we had $30.4 million outstanding of 0.375% Convertible Senior Notes (the “0.375% Notes”) which were recorded at their discounted carrying value of $30.1 million. The maturity date of the 0.375% Notes is December 1, 2010. Interest on the 0.375% Notes is payable semi-annually each June 1 and December 1. Based on the maturity date of December 1, 2010 of the 0.375% Notes, debt service for 2010 will be $30.4 million in principal and approximately $0.06 million in interest. We intend to use a portion of the net proceeds from the Senior Notes issued in July 2009 to repurchase prior to maturity or repay at maturity our remaining 0.375% Notes outstanding.

On October 5, 2010 we provided notice to the trustee and holders of our 0.375% Notes that we had elected to settle 100% of our conversion obligation in cash pursuant to the Indenture governing the 0.375% Notes.

1.875% Convertible Senior Notes due 2013

At September 30, 2010, we had $550.0 million outstanding of Convertible Senior Notes (the “1.875% Notes”) which were recorded at their discounted carrying value of $455.8 million. The maturity date of the 1.875% Notes is May 1, 2013. Interest on the 1.875% Notes is payable semi-annually each May 1 and November 1. Based on the amounts outstanding at September 30, 2010, debt service for the next twelve months on the 1.875% Notes would be $10.3 million.

4.0% Convertible Senior Notes due 2014

As of September 30, 2010, we had outstanding $500.0 million of our 4.0% Convertible Senior Notes (the “4.0% Notes”) which were recorded at their discounted carrying value of $361.7 million. The maturity date of the 4.0% Notes is October 1, 2014. Interest on the 4.0% Notes is payable semi-annually on April 1 and October 1. Based on the amounts outstanding at September 30, 2010, debt service for the next twelve months on the 4.0% Notes would be $20.0 million.

Convertible Senior Notes Conversion Options

Each of our 0.375% Notes, 1.875% Notes and 4.0% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at a per share conversion price of $33.56, $41.46, and $30.38, respectively, subject to certain customary adjustments. In connection with the issuance of each of our convertible senior notes, we entered into hedging arrangements which, taken as a whole, effectively increased the per share conversion price of our notes to $55.00 for the 0.375% Notes, $67.37 for the 1.875% Notes and $44.64 for the 4.0% Notes. Our convertible senior notes are only convertible in certain circumstances, including, but not limited to, (1) during any calendar quarter, if the last reported sale price of our Class A common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of Class A common stock on the last day of such preceding calendar quarter and (2) at any time on or after October 12, 2010 for the 0.375% Notes, February 19, 2013 for the 1.875% Notes and July 22, 2014 for the 4.0% Notes. A discussion of the full convertibility provisions of our convertible senior notes and of the related hedging arrangements, including the impact of Lehman Brothers OTC Derivatives Inc. default on a portion of the hedge associated with the 1.875% Notes, is included in our Annual Report on Form 10-K filed with the SEC on March 1, 2010.

Senior Notes

On July 24, 2009, Telecommunications issued $750.0 million of unsecured senior notes (the “Senior Notes”), $375.0 million of which are due August 15, 2016 (the “2016 Notes”) and $375.0 million of which are due August 15, 2019 (the “2019 Notes”). At September 30, 2010, the 2016 Notes and the 2019 Notes were recorded at carrying value of $372.8 million and $372.1 million, respectively.

The 2016 Notes have an interest rate of 8.00% and were issued at a price of 99.330% of their face value. The 2019 Notes have an interest rate of 8.25% and were issued at a price of 99.152% of their face value. Interest on the 2016 Notes and 2019 Notes is due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. Based on the amounts outstanding at September 30, 2010, debt service for the next twelve months on the 2016 Senior Notes and the 2019 Senior Notes would be $30.0 million and $30.9 million, respectively. The 2016 Notes and the 2019 Notes are fully and unconditionally guaranteed by SBA Communications.

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

The Credit Agreement requires SBA Senior Finance II and SBA Communications to maintain specific financial ratios, including, at the SBA Senior Finance II level, a ratio of Consolidated Total Debt to Annualized Borrower EBITDA (as defined in the Credit Agreement) that does not exceed 5.0x for any fiscal quarter, a ratio of Consolidated Total Debt and Net Hedge Exposure (as defined in the Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 5.0x for 30 consecutive days and a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (as defined in the Credit Agreement) of not less than 2.0x for any fiscal quarter. In addition, our ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for any fiscal quarter on an annualized basis cannot exceed 8.9x. The Credit Agreement also contains customary affirmative and negative covenants that, among other things, limit SBA Senior Finance II’s ability to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions or engage in certain asset dispositions, including a sale of all or substantially all of our assets. As of September 30, 2010, SBA Senior Finance II and SBA Communications were in full compliance with the financial covenants contained in the 2010 Credit Facility.

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

The following table presents the future principal payment obligations and interest rates associated with our debt instruments assuming our actual level of indebtedness as of September 30, 2010:

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(in thousands)
Debt:
0.375% Convertible Senior Notes due 2010	$30,403	$—	$—	$—	$—	$—	$30,403	$36,522
1.875% Convertible Senior Notes due 2013	$—	$—	$—	$550,000	$—	$—	$550,000	$619,438
4.0% Convertible Senior Notes due 2014	$—	$—	$—	$—	$500,000	$—	$500,000	$736,563
8.0% Senior Notes due 2016	$—	$—	$—	$—	$—	$375,000	$375,000	$401,250
8.25% Senior Notes due 2019	$—	$—	$—	$—	$—	$375,000	$375,000	$405,000
4.254% 2010-1 Tower Securities (1)	$—	$—	$—	$—	$—	$680,000	$680,000	$720,324
5.101% 2010-2 Tower Securities (1)	$—	$—	$—	$—	$—	$550,000	$550,000	$588,940

(1)	The anticipated repayment date and the final maturity date for the 2010–1 Tower Securities is April 16, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010–2 Tower Securities is April 16, 2017 and April 16, 2042, respectively.

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

Special Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•

our expectations that site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use, network expansion and network coverage requirements;

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

•

our expectations that our cash flows will grow by adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications; and

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

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2010. Based on such evaluation, such officers have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SBA COMMUNICATIONS CORPORATION

November 4, 2010	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

November 4, 2010	/s/ Brendan T. Cavanagh
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