Form 10-K
period 2010-12-31
SBA COMMUNICATIONS CORP
filed 2011-02-25
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3.8 billion as of June 30, 2010.

The number of shares outstanding of the Registrant’s common stock (as of February 16, 2011): Class A common stock — 114,919,445 shares

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2011 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2010, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

General

We are a leading independent owner and operator of wireless communications towers. Our principal operations are in the United States and its territories. In addition, we own towers in Canada, Costa Rica, El Salvador and Panama. Our primary business line is our site leasing business, which contributed 97.5% of our total segment operating profit for the year ended December 31, 2010. In our site leasing business, we lease antenna space primarily to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, built or constructed based on our own initiative or acquired. As of December 31, 2010, we owned 9,111 tower sites, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 5,300 actual or potential communications sites, approximately 500 of which were revenue producing as of December 31, 2010. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. Site leasing revenues are received primarily from wireless service provider tenants, including AT&T, Sprint, Verizon Wireless, and T-Mobile. Wireless service providers enter into numerous different tenant leases with us, each of which relates to the lease or use of space at an individual tower site. Tenant leases are generally for an initial term of five years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3% per year, including the renewal option periods.

In our new build program, we construct towers in locations that were strategically chosen by us or under build-to-suit arrangements. Under build-to-suit arrangements, we build towers for wireless service providers at locations that they have identified. We retain ownership of the tower and the exclusive right to co-locate additional tenants on the tower. When we construct towers in locations chosen by us, we utilize our knowledge of our customers’ network requirements to identify locations where we believe multiple wireless service providers need, or will need, to locate antennas to meet capacity or service demands. We seek to identify attractive locations for new towers and complete pre-construction procedures necessary to secure the site concurrently with our leasing efforts. We generally will have at least one signed tenant lease for each new build tower on the day that it is completed and expect that some will have multiple tenants. During 2011, we intend to build at least 390 to 410 new towers, domestically and internationally.

In our tower acquisition program, we pursue towers that meet or exceed our internal guidelines regarding current and future potential returns. For each acquisition, we prepare various analyses that include projections of a five-year unlevered internal rate of return, review of available capacity, future lease up projections and a summary of current and future tenant/technology mix.

The table below provides information regarding the development and status of our tower sites portfolio over the past three years.

	For the year ended December 31,
	2008	2009	2010
Towers owned at beginning of period	6,220	7,854	8,324
Towers acquired (1)	1,560	376	712
Towers constructed	85	101	124
Towers reclassified/disposed of (2)	(11)	(7)	(49)

Towers owned at end of period	7,854	8,324	9,111

(1)	2008 includes 528 towers acquired in the Optasite acquisition, 423 towers acquired in the Tower Co. acquisition and 340 towers acquired in the Light Tower acquisition.
(2)	Reclassifications reflect the combination for reporting purposes of multiple tower structures on a single parcel of real estate, which we market and customers view as a single location, into a single owned tower site. Dispositions reflect the decommissioning, sale, conveyance or other legal transfer of owned tower sites.

As of December 31, 2010, we had an average of 2.4 tenants per tower.

Our site leasing business generates substantially all of our total segment operating profit. Our site leasing business generated 85.4% of our total revenues during the year ended December 31, 2010 and has represented 97.4% or more of our total segment operating profit for the past three years. For the year ended December 31, 2010, site leasing revenues generated outside the U.S. and its territories was less than 1% of total revenue.

Site Development Services

Our site development business is complementary to our site leasing business and provides us the ability to keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and to capture ancillary revenues that are generated by our site leasing activities, such as antenna and equipment installation at our tower locations. Our site development business consists of two segments, site development consulting and site development construction. Site development services revenues are received primarily from providing a full range of end to end services to wireless service providers or companies providing development or project management services to wireless service providers. We principally perform services for third parties in our core historical areas of wireless expertise, specifically, site acquisition, zoning, technical services and construction.

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

Industry Overview

We believe that growing wireless traffic (particularly data and video), the successful spectrum auctions and technology developments will require wireless service providers to improve their network infrastructure and increase their network capacity resulting in an increase in the number of communication sites that they use or the number of antennas at existing communication sites. The following is a discussion of certain growth trends in the wireless communications industry:

•

We believe that our customer’s introduction and continued deployment of next generation wireless technologies including (i) 3G wireless services and (ii) long-term evolution and WiMAX (or “4G”), will require our customers to add a large number of additional cell sites and increase the amount of their equipment at current cell sites.

•

The Federal Communications Commission’s (the “FCC”) successful advanced wireless service spectrum auction 66 during 2006 for advanced broadband services and the FCC spectrum auction 73 during 2008 relating to the auction of the 700 MHz band, have provided existing carriers the opportunity to deploy spectrum for 3G and 4G wireless service which will further drive the demand for communication sites. For example, Leap Wireless and Metro PCS acquired spectrum in auction 66 in new coverage areas that have led and continue to lead to the launch of brand new networks while Clearwire is in the process of building out new markets as well. The current administration under President Barack Obama has made the release of additional wireless spectrum for commercial use in the U.S. a priority, and we believe that when such spectrum is released that it will drive additional demand for communication sites.

•

Consumers continue to increase minutes of use, whether through wireline to wireless migration, increasing use of broadband services or simply talking more. Consumers are demanding quality wireless networks, and list network coverage and quality as two of the greatest contributors to their dissatisfaction when terminating or changing service. To decrease subscriber churn rate and drive revenue growth, wireless carriers have made substantial capital expenditures on wireless networks to improve service quality and expand coverage.

Despite the recent recessionary conditions affecting the global marketplace, based on these factors, we believe that the U.S. wireless industry will continue to grow and is well-capitalized, highly competitive and focused on quality and advanced services. Therefore, we expect that we will see a multi-year trend of strong additional cell site demand from our customers, which we believe will translate into strong leasing growth for us.

We believe that the international wireless markets in which we currently operate will continue to present growth opportunities for the wireless communications industry as these markets are anticipated to need new towers and communication sites. These markets also typically have limited, but quickly growing, wireline infrastructure and limited wireless data penetration. Further, some countries, such as Costa Rica, have recently had spectrum auctions that we expect will result in a meaningful build-out of new towers and communication sites. We intend to participate in such activity in these markets through buying or building towers, managing communication sites and leasing space to wireless service providers on assets we control.

Business Strategy

Our primary strategy is to continue to focus on expanding our site leasing business due to its attractive characteristics such as long-term contracts, built-in rent escalators, high operating margins and low customer churn. The long-term nature of the revenue stream of our site leasing business makes it less volatile than our site development business, which is more cyclical. By focusing on our site leasing business, we believe that we can maintain a stable, recurring cash flow stream and reduce our exposure to cyclical changes in customer spending. Key elements of our strategy include:

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

Disciplined Growth of our Tower Portfolio. During 2011, we intend to grow our tower portfolio, domestically and internationally, by 5% to 10%. In connection with our international expansion, we have targeted international markets that we believe have relatively stable political environments and a growing wireless communication industry. We intend to use our available cash from operating activities and available liquidity, including borrowings, to build and/or acquire new towers at prices that we believe will be accretive to our shareholders both short and long term and which allow us to maintain our long-term target leverage ratios. Furthermore, we believe that our tower operations are highly scalable. Consequently, we believe that we are able to materially increase our tower portfolio without proportionately increasing selling, general and administrative expenses.

Capitalizing on our Scale and Management Experience. We are a large owner, operator and developer of tower and other communication sites, with substantial capital, human and operating resources. We have been developing communication sites for wireless service providers in the U.S. since 1989 and owned and operated tower sites for ourselves since 1997. We believe our size, experience, capabilities and resources make us a preferred partner for wireless service providers both in the U.S. and internationally. Our management team has extensive experience in site leasing and site development, with some of the longest tenures in the tower and site development industries. Management believes that its industry expertise and strong relationships with wireless service providers will allow us to expand our position as a leading provider of site leasing and site development services.

Controlling our Underlying Land Positions. We have purchased and intend to continue to purchase and/or enter into long-term leases for the land that underlies our towers, to the extent available at commercially reasonable prices. We believe that these purchases and/or long-term leases will increase our margins, improve our cash flow from operations and minimize our exposure to increases in ground lease rents in the future. As of December 31, 2010, we owned or controlled, for a minimum period of fifty years, land under 31.1% of our communication sites.

Using our Local Presence to Build Strong Relationships with Major Wireless Service Providers. Given the nature of towers as location specific communications facilities, we believe that substantially all of what we do is done best locally. Consequently, we have a broad field organization that allows us to develop and capitalize on our experience, expertise and relationships in each of our local markets which in turn enhances our customer relationships. We are seeking to replicate this expertise internationally. Due to our presence in local markets, we believe we are well positioned to capture additional site leasing business and new tower build opportunities in our markets and identify and participate in site development projects across our markets.

Customers

Since commencing operations, we have performed site leasing and site development services for all of the large U.S. wireless service providers. In both our site development and site leasing businesses, we work with large national providers and smaller regional, local or private operators.

We depend on a relatively small number of customers for our site leasing and site development revenues. The following customers represented at least 10% of our total revenues during at least one of the last three years:

	Percentage of Total Revenues For the year ended December 31,
	2008	2009	2010
AT&T (1)	23.1%	23.8%	23.9%
Sprint (2)	25.0%	21.9%	20.4%
Verizon Wireless (3)	15.6%	15.4%	14.8%
T-Mobile	11.2%	13.7%	11.6%

(1)	2008 numbers have been restated due to 2009 merger of AT&T and Centennial
(2)	2008 numbers have been restated due to 2009 merger of Sprint and IPCS Wireless
(3)	2008 numbers have been restated due to 2009 merger of Verizon and Alltel

During the past two years, we provided services for a number of customers, including:

Aircell	Leap Wireless
AT&T	M/A-COM
Barrett Xplore	MediaFLO
Bechtel Corporation	Metro PCS
Bell Canada	Nokia-Siemens
Cellular South	Nortel
Claro	Nsoro Mastec, LLC
Cleartalk	Pocket Communication
Clearwire	Rogers
Cox Communications	Sprint
Digicel	Telus
Ericsson	T-Mobile
General Dynamics	U.S. Cellular
ITT Corporation	Verizon Wireless

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

Competition

Site Leasing – Our primary competitors for our site leasing activities are (1) the national independent tower companies including American Tower Corporation, Crown Castle International and Global Tower Partners, (2) a large number of regional independent tower owners, (3) wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers, and (4) alternative facilities such as rooftops, outdoor and indoor distributed antenna system (“DAS”) networks, billboards and electric transmission towers. There has been significant consolidation among the large independent tower companies in the past five years. Specifically, American Tower completed its merger with SpectraSite, Inc. in 2005, we completed our acquisition of AAT Communications Corporation in 2006 and Crown Castle completed its merger with Global Signal, Inc. in 2007. As a result of these consolidations, American Tower and Crown Castle have substantially more towers and greater financial resources than we do. Wireless service providers that own and operate their own tower networks are also generally larger and have greater financial resources than we do. We believe that tower location and capacity, quality of service to our tenants, and, to a lesser extent, price have been and will continue to be the most significant competitive factors affecting the site leasing business. Internationally, to date the competition we have encountered has been from both independent tower companies and wireless service providers that own and operate their own tower networks. In our markets outside the U.S and its territories, the majority of existing towers are owned by wireless service providers.

Site Development – The site development business is extremely competitive and price sensitive. We believe that the majority of our competitors in the U.S. site development business operate within local market areas exclusively, while some firms appear to offer their services nationally, including Bechtel Corporation, Black & Veatch Corporation, Goodman Networks, General Dynamics Corporation, Nsoro, and Wireless Facilities, Inc. The market includes participants from a variety of market segments offering individual, or combinations of, competing services. The field of competitors includes site development consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors, which provide end-to-end site development services through multiple subcontractors, and wireless service providers’ internal staff. We believe that providers base their decisions for site development services on a number of criteria, including: company experience, price, track record, local reputation, geographic reach and time for completion of a project. Currently, we do not offer site development services in markets outside of the U.S. and its territories.

Employees

Our executive, corporate development, accounting, finance, human resources, legal and regulatory, information technology, site administration personnel, and our network operations center are located in our headquarters in Boca Raton, Florida. Certain sales, new tower build support and tower maintenance personnel are also located in our Boca Raton office. Our remaining employees are based in our regional and local offices.

As of December 31, 2010, we had 720 employees, none of whom are represented by a collective bargaining agreement. Of these 720 employees, 47 were based outside of the U.S. and its territories. We consider our employee relations to be good.

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

International – Regulatory regimes outside of the U.S. and its territories vary by country and locality, however, these regulations typically require tower owners and/or licensees to obtain approval from local officials, or government agencies prior to tower construction or the addition of a new antenna to an existing tower. Based on our experience to date, these regimes have been similar to, but not more rigorous, burdensome or comprehensive than those in the U.S. Our international operations are also subject to various regulations and guidelines regarding employee relations and other occupational health and safety matters. As we expand our operations into additional international geographic areas, we will be subject to regulations in these jurisdictions.

Backlog

Backlog related to our site leasing business consists of lease agreements and amendments, which have been signed, but have not yet commenced. As of December 31, 2010, we had 253 new leases which had been executed with customers but which had not begun generating revenue. These leases will contractually provide for approximately $4.9 million of annual revenue. By comparison, as of December 31, 2009, we had 344 new leases which had been executed with customers but which had not begun generating revenue. These leases contractually provided for approximately $7.6 million of annual revenue.

Our backlog for site development services consists of the value of work that has not yet been completed on executed contracts. As of December 31, 2010, we had approximately $17.8 million of contractually committed revenue as compared to approximately $13.9 million as of December 31, 2009.

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

Significant consolidation among our wireless service provider customers may result in our customers failing to renew existing leases for tower space or reducing future capital expenditures in the aggregate because their existing networks and expansion plans may overlap or be very similar. For example, in connection with the combinations of Verizon Wireless and ALLTEL (to form Verizon Wireless), Cingular and AT&T Wireless (to form AT&T Mobility) and Sprint PCS and Nextel (to form Sprint Nextel), the combined companies have rationalized and may continue to rationalize duplicative parts of their networks, which has led and may continue to lead to the non-renewal of certain leases on our towers. Furthermore, to the extent that other wireless service providers consolidate in the future, they may not renew any duplicative leases that they have on our towers and/or may not lease as much space on our towers in the future. If these consolidations significantly impact the number of tower leases that are not renewed or the number of new leases that the wireless service providers require to expand their network, our future operating results and our ability to service our indebtedness could be adversely affected.

We have a substantial level of indebtedness which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.

As indicated below, we have and will continue to have a significant amount of indebtedness relative to our equity. The following table sets forth our total principal amount of debt and shareholders’ equity as of December 31, 2009 and 2010.

	As of December 31,
	2009	2010
	(in thousands)
Total principal amount of indebtedness	$2,771,012	$3,050,000
Shareholders’ equity	$599,949	$317,110

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

In addition, fluctuations in market interest rates may increase interest expense relating to our floating rate indebtedness, which we expect to incur under our 2010 Credit Facility and may make it difficult to refinance our existing indebtedness at a commercially reasonable rate or at all. There is no guarantee that the future refinancing of our indebtedness will have fixed interest rates or that interest rates on such indebtedness will be equal to or lower than the rates on our current indebtedness.

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

The following is a list of significant customers (representing at least 10% of revenue in any of the last three years) and the percentage of our total revenues for the specified time periods derived from these customers:

	Percentage of Total Revenues For the year ended December 31,
	2008	2009	2010
AT&T (1)	23.1%	23.8%	23.9%
Sprint (2)	25.0%	21.9%	20.4%
Verizon Wireless (3)	15.6%	15.4%	14.8%
T-Mobile	11.2%	13.7%	11.6%

We also have client concentrations with respect to revenues in each of our financial reporting segments:

	Percentage of Site Leasing Revenues For the year ended December 31,
	2008	2009	2010
AT&T (1)	27.6%	27.7%	28.0%
Sprint (2)	27.3%	25.3%	23.6%
Verizon Wireless (3)	15.7%	16.0%	15.4%
T-Mobile	10.7%	11.8%	11.7%

	Percentage of Site Development Consulting Revenues For the year ended December 31,
	2008	2009	2010
Cox Communications	0.0%	8.6%	17.0%
Verizon Wireless (3)	24.2%	23.6%	15.1%
Nsoro Mastec, LLC	4.9%	9.3%	13.4%
T-Mobile	7.6%	13.9%	6.0%
Sprint (2)	22.9%	0.5%	1.7%
Metro PCS	13.3%	5.8%	0.5%

	Percentage of Site Development Construction Revenues For the year ended December 31,
	2008	2009	2010
Nsoro Mastec, LLC	2.4%	24.9%	36.0%
T-Mobile	15.8%	28.2%	11.8%
Verizon Wireless(3)	12.3%	8.3%	10.2%
Metro PCS	11.9%	9.0%	3.7%
Sprint (2)	10.8%	1.8%	1.6%

(1)	2008 numbers have been restated due to 2009 merger of AT&T and Centennial
(2)	2008 numbers have been restated due to 2009 merger of Sprint and IPCS Wireless
(3)	2008 numbers have been restated due to 2009 merger of Verizon and Alltel

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

The emergence of new technologies could reduce the demand for space on our towers. For example, the increased use by wireless service providers of signal combining and related technologies and products that allow two or more wireless service providers to provide services on different transmission frequencies using the same communications antenna and other facilities normally used by only one wireless service provider could reduce the demand for our tower space. Additionally, the use of technologies that enhance spectral capacity, such as beam forming or “smart antennae,” that can increase the range and capacity of an antenna could reduce the number of additional sites a wireless service provider needs to adequately serve a certain subscriber base and therefore reduce demand for our tower space. The development and growth of communications and other new technologies that do not require ground-based sites, such as the growth in delivery of video, voice and data services by satellites or other technologies, could also adversely affect the demand for our tower space. New technologies, including “small cell” technologies, that reduce the need for large antenna (or “macro configurations”) could reduce our customers need to lease space on our communication sites. Traditional macro-site installations currently are the source, and are expected to continue to be the source, of substantially all our site leasing revenue.

Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with foreign currency exchange rates.

Our current business operations in Canada, Costa Rica, El Salvador and Panama and our expansion into any other international markets in the future, could result in adverse financial consequences and operational problems not typically experienced in the United States. Although the consolidated revenues generated by our international operations were immaterial during the year ended December 31, 2010, we anticipate that our revenues from our international operations may grow in the future. Accordingly, our business is and will in the future be subject to risks associated with doing business internationally, including:

•	changes in a specific country’s or region’s political or economic conditions;

•	laws and regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;

•	laws and regulations that dictate how we operate our communications sites and conduct business, including zoning and environmental matters;

•	changes to existing or new tax laws directed specifically at the ownership and operation of tower sites;

•	expropriation and governmental regulation restricting foreign ownership;

•	the applicability of laws governing foreign operations including the Foreign Corrupt Practices Act and similar local anti-bribery laws;

•	uncertainties regarding legal or judicial systems, including inconsistencies between and within laws, regulations and decrees, and judicial application thereof;

•	health or similar issues, such as a pandemic or epidemic;

•	difficulty in recruiting and retaining trained personnel; and

•	language and cultural differences.

The majority of our international operations are denominated in United States dollars. However, for some of our international operations, we face risks associated with changes in foreign currency exchange rates, including those arising from our operations, investments and financing transactions related to our international business. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast and budget for our international operations and expansion efforts.

Our convertible note hedge transactions may not cover all of the potential dilution or additional cash outlay, if we settled the notes in cash, to which we may be subject upon conversion of the notes.

Concurrently with the pricing of our 1.875% Convertible Senior Notes due 2013 (the “1.875% Notes”) and our 4.0% Convertible Senior Notes due 2014 (the “4.0% Notes”) we entered into convertible note hedge transactions and warrant transactions with affiliates of certain of the initial purchasers of the convertible note offerings. The initial strike price of the convertible note hedge transactions relating to our 1.875% Notes is $41.46 per share of our Class A common stock (the same as the initial conversion price of our 1.875% convertible notes) and the upper strike price of the warrants is $67.37 per share. The initial strike price of the convertible note hedge transactions relating to our 4.0% convertible Notes is $30.38 per share of our Class A common stock (the same as the initial conversion price of the 4.0% Notes) and the upper strike price of the warrant transactions is $44.64 per share.

Initially we entered into convertible note hedge and warrant transactions to cover the full amount of the shares that were issuable upon conversion of the 1.875% Notes and the 4.0% Notes. However, as a result of the global economic conditions in 2008, Lehman Brothers OTC Derivatives Inc. (“Lehman Derivatives”), a counterparty to one of the convertible note hedge transactions entered into in connection with our 1.875% Notes, filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code. As a result, on November 7, 2008, we terminated the convertible note hedge transaction with Lehman Derivatives which covered 55% of the 13,265,780 shares of our Class A common stock potentially issuable upon conversion of our 1.875% Notes. Consequently, we do not currently have a hedge with respect to those shares and, to the extent that the market price of our Class A common stock exceeds $41.46 per share upon conversion of the notes, we will be subject to dilution or if we settle in cash, additional costs, upon conversion of that portion of the 1.875% Notes. If any of the other counterparties to our convertible hedge transactions were to default in their obligations, then our potential dilution or costs upon conversion of the respective notes would be materially increased.

Pursuant to the terms of the warrant transaction, we are responsible for the dilution or costs, to the extent that we settle in cash or stock, arising from the conversion of the notes to the extent that the market price of our Class A common stock exceeds the strike price of the warrants. The strike price for the warrants covering 45% of the 1.875% Notes is $67.37 per share and the strike price for the warrants covering the 4.0% Notes is $44.64 per share. As of February 17, 2011, the closing sales price of our Class A common stock was $43.66 per share. If the market price of our Class A common stock significantly exceeded either of these strike prices on their respective conversion dates we would be subject to material dilution or, to the extent we elected to settle in cash, material additional costs.

Increasing competition may negatively impact our ability to grow our tower portfolio long-term.

We currently intend to grow our tower portfolio 5% to 10% annually, domestically and internationally, through acquisitions and new builds. Our ability to meet these growth targets significantly depends on our ability to acquire existing towers that meet our investment requirements. Traditionally, our acquisition strategy has focused on acquiring towers from smaller tower companies, independent tower developers and wireless service providers. However, as a result of consolidation in the tower industry there are fewer of these mid-sized tower transactions available and there is more competition to acquire existing towers. Increased competition for acquisitions may result in fewer acquisition opportunities for us, higher acquisition prices, and increased difficulty in negotiating and consummating agreements to acquire such towers. Furthermore, to the extent that the tower acquisition opportunities are for significant tower portfolios, many of our competitors are significantly larger and have greater financial resources than us. If we are not able to successfully address these challenges, we may not be able to materially increase our tower portfolio in the long-term.

We currently intend to build at least 390 to 410 new towers, domestically and internationally, during 2011. However, our ability to build these new towers is dependent upon the availability of sufficient capital to fund construction, our ability to locate, and acquire at commercially reasonable prices, attractive locations for such towers and our ability to obtain the necessary zoning and permits. Furthermore, with respect to our international new builds, our tower construction may be delayed or halted as a result of local zoning restrictions, inconsistencies between laws or other barriers to construction in international markets.

Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, vary greatly, but typically require antenna tower and structure owners to obtain approval from local officials or community standards organizations prior to tower or structure construction or modification.

Due to these risks, it may take longer to complete our new tower builds than anticipated, the costs of constructing or acquiring these towers may be higher than we expect or we may not be able to add as many towers as we had planned in 2011. If we are not able to increase our tower portfolio as anticipated, it could negatively impact our ability to achieve our financial goals.

A slowdown in demand for wireless communications services or for tower space could materially and adversely affect our future growth and revenues.

If wireless service subscribers significantly reduce their minutes of use, or fail to widely adopt and use wireless data applications, our wireless service provider customers would experience a decrease in demand for their services. Regardless of consumer demand, each wireless service customer must have substantial capital resources and capabilities to build out their wireless networks. Two wireless carriers that currently own nationwide spectrum positions have announced the intention to build nationwide networks, but have also announced that they do not have all of the necessary financing in place to complete such networks. As a result of all of the above, wireless carriers may scale back their business plans or otherwise reduce their spending, which could materially and adversely affect demand for our tower space and our wireless communications services business, which could have a material adverse effect on our business, results of operations and financial condition.

In addition, other factors affecting the demand for our communication sites include:

•	the impact of general economic conditions on consumers of wireless services;

•	the impact of general economic conditions or regulatory policy on wireless service providers;

•	the ability and willingness of wireless service providers to maintain or increase capital expenditures; and

•	interest rates and the overall availability and cost of capital.

As a result of these factors, wireless service providers may delay or abandon implementation of new systems and technologies, including 3G, 4G or other wireless services or, worse, elect not to renew existing antenna leases in order to reduce operating expenses.

We may not secure as many site leasing tenants as planned or our lease rates for new tenant leases may decline.

If wireless service provider demand for tower space or our lease rates on new leases decrease, we may not be able to successfully grow our site leasing business as expected. This may have a material adverse effect on our strategy, revenue growth and our ability to satisfy our financial and other contractual obligations. Our plan for the growth of our site leasing business largely depends on our management’s expectations and assumptions concerning future tenant demand and potential lease rates for our towers.

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

Our expansion initiatives may disrupt our operations or expose us to additional risk.

As we continue to acquire communications sites in our existing markets and expand into new markets, we are subject to a number of risks and uncertainties, including not meeting our return on investment criteria and financial objectives, increased costs, undisclosed and assumed liabilities and the diversion of managerial attention due to an acquisition. Acquisitions involve substantial operating and financial risks and no assurance can be given as to our future success in identifying, executing and integrating acquisitions. Our international expansion initiatives are subject to additional risks such as complex laws, regulations and business practices that may require additional resources and personnel, as well as those risks described above in “—Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with foreign currency exchange rates.” Furthermore, we began expanding our operations internationally relatively recently, and the success of our international operations is subject to a number of uncertainties, including our ability to compete internationally with tower companies or wireless service providers that own and operate their own tower networks, that have been in the international market for a longer period of time. Although we generally focus our international efforts in countries with relatively stable political and macroeconomic environments, growing, competitive wireless communications industries and multiple wireless carriers that are likely to outsource their communications site infrastructure needs to us, we are subject to several factors outside of our control, and no assurance can be given that our expansion initiatives will succeed and not materially and adversely affect our business, results of operations and financial condition.

Increasing competition in the tower industry may create pricing pressures that may materially and adversely affect us.

Our industry is highly competitive, and our customers have numerous alternatives for leasing antenna space. Some of our competitors, such as (1) U.S. and international wireless carriers that allow collocation on their towers and (2) large independent tower companies, are substantially larger and have greater financial resources than us. This could provide them with advantages with respect to establishing favorable leasing terms with wireless service providers or in their ability to acquire available towers.

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. From time to time, we experience disputes with landowners regarding the terms of ground agreements for the land under our towers, which can affect our ability to access and operate such towers. Further, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Our inability to protect our rights to the land under our towers may have a future material adverse effect on our business, results of operations or financial condition.

In addition, we may not always have the ability to analyze and verify all information regarding title, access and other issues regarding the land underlying acquired towers. To the extent that we do not have complete access to, or use of, the land underlying the acquired towers, it could require us to incur additional expenses before we can operate and generate revenue from such tower.

Our debt instruments contain restrictive covenants that could adversely affect our business by limiting our flexibility.

Our 2010 Credit Facility contains certain restrictive covenants. Among other things, these covenants limit our ability to:

•	incur indebtedness above a certain level;

•	sell assets;

•	make certain investments;

•	engage in mergers or consolidations;

•	incur liens; and

•	enter into affiliate transactions.

These covenants could place us at a disadvantage compared to some of our competitors which may have fewer restrictive covenants and may not be required to operate under these restrictions. Further, these covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, merger and acquisitions or other opportunities. If we fail to comply with these covenants, it could result in an event of default under the 2010 Credit Facility. In addition, if we default in the payment of our other indebtedness, including under our 2010 Tower Securities and our notes, then such default could cause a cross-default under our 2010 Credit Facility.

The mortgage loan relating to our 2010 Tower Securities also contains financial covenants that require that the mortgage loan borrowers maintain, on a consolidated basis, a minimum debt service coverage ratio. To the extent that the debt service coverage ratio, as of the end of any calendar quarter, falls to 1.30x or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the Debt Service Coverage Ratio exceeds 1.30x for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15x as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the Debt Service Coverage Ratio exceeds 1.15x for a calendar quarter. As lease payments from 3,683 tower sites of our total tower portfolio are pledged as collateral under the mortgage loan, if this cash flow was not available to us it could adversely impact our ability to pay our indebtedness, other than the mortgage loan, and to operate our business.

Our dependence on our subsidiaries for cash flow may negatively affect our business.

We are a holding company with no business operations of our own. Our only significant asset is, and is expected to be, the outstanding capital stock and membership interests of our subsidiaries. We conduct, and expect to continue conducting, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations is dependent upon dividends and other distributions from our subsidiaries to us. Most of our indebtedness is owed directly by our subsidiaries, including the mortgage loan underlying the 2010 Tower Securities, the 2016 Notes, the 2019 Notes and any amounts that we may borrow under the 2010 Credit Facility. Consequently, the first use of any cash flow from operations generated by such subsidiaries will be payments of interest and principal, if any, under their respective indebtedness. Other than the cash required to repay amounts due under our outstanding convertible notes, we currently expect that substantially all the earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their respective debt obligations. The ability of our operating subsidiaries to pay dividends or transfer assets to us is restricted by applicable state law and contractual restrictions, including the terms of their outstanding debt instruments.

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

We are not profitable and expect to continue to incur losses.

We are not profitable. The following chart shows the net losses we incurred for the periods indicated:

	For the year ended December 31,
	2008	2009	2010
		(in thousands)
Net loss	$(67,164)	$(141,119)	$(194,421)

Our losses are principally due to depreciation, amortization and accretion expenses, interest expense (including non-cash interest expense and amortization of deferred financing fees), and losses from the extinguishment of debt as well as impairment charges on our towers in the periods presented above. We expect to continue to incur significant losses, which may affect our ability to service our indebtedness.

The loss of the services of certain of our key personnel or a significant number of our employees may negatively affect our business.

Our success depends to a significant extent upon performance and active participation of our key personnel. We cannot guarantee that we will be successful in retaining the services of these key personnel. We have employment agreements with Jeffrey A. Stoops, our President and Chief Executive Officer, Kurt L. Bagwell, our President - International, Thomas P. Hunt, our Senior Vice President, Chief Administrative Officer and General Counsel, and Brendan T. Cavanagh, our Senior Vice President and Chief Financial Officer. We do not have employment agreements with any of our other key personnel. If we were to lose any key personnel, we may not be able to find an appropriate replacement on a timely basis and our results of operations could be negatively affected. Further, the loss of a significant number of employees or our inability to hire a sufficient number of qualified employees could have a material adverse effect on our business.

Our business is subject to government regulations and changes in current or future regulations could harm our business.

We are subject to federal, state and local regulation of our business, both in the U.S. and internationally. In the U.S., both the Federal Aviation Administration (“FAA”) and the FCC regulate the construction, modification and maintenance of antenna towers and structures that support wireless communications and radio and television antennas. In addition, the FCC separately licenses and regulates wireless communications equipment and television and radio stations operating from such towers and structures. FAA and FCC regulations govern construction, lighting, painting and marking of towers and structures and may, depending on the characteristics of the tower or structure, require registration of the tower or structure. Certain proposals to construct new towers or structures or to modify existing towers or structures are reviewed by the FAA to ensure that the tower or structure will not present a hazard to air navigation.

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

To the extent that we are not able to provide wireless services to our customers, due to a natural disaster or other catastrophic circumstances, our customers may not be obligated or willing to pay their lease expenses; however, we would be required to continue paying our fixed expenses related to the affected tower, including ground lease expenses. If we are unable to provide wireless services to our customers for a material portion of our towers, our operations could be materially and adversely affected.

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

The U.S. government imposes requirements and other guidelines relating to exposure to RF energy. Exposure to high levels of RF energy can cause negative health effects. The potential connection between exposure to low levels of RF energy and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. According to the Federal Communications Commission (the “FCC”), the results of these studies to date have been inconclusive. However, public perception of possible health risks associated with cellular and other wireless communications media could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, health risks could cause a decrease in the demand for wireless communications services.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are headquartered in Boca Raton, Florida, where we currently lease approximately 73,000 square feet of office space. This lease expires February 28, 2022. We have entered into long-term leases for regional and certain site development office locations where we expect our activities to be longer-term. We open and close project offices from time to time in connection with our site development business. We believe our existing facilities are adequate for our current and planned levels of operations and that additional office space suited for our needs is reasonably available in the markets within which we operate.

Our interests in towers are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, perpetual easements, easements and licenses or rights-of-way granted by government entities. Of the 9,111 tower sites in our portfolio as of December 31, 2010, approximately 31.1% were located on parcels of land that we own, land subject to perpetual easements, or parcels of land that have a leasehold interest that extends beyond 50 years. In rural areas, a wireless communications site typically consists of up to a 10,000 square foot tract, which supports towers, equipment shelters and related equipment. Less than 2,500 square feet is required for a monopole or self-supporting tower structure of the kind typically used in metropolitan areas for wireless communications tower sites. Land leases generally have an initial term of five years with five or more additional automatic renewal periods of five years, for a total of thirty years or more.

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

The following table presents the high and low sales price for our Class A common stock for the periods indicated:

	High	Low
Quarter ended December 31, 2010	$41.29	$36.38
Quarter ended September 30, 2010	$40.60	$33.06
Quarter ended June 30, 2010	$37.03	$30.47
Quarter ended March 31, 2010	$37.12	$30.64

Quarter ended December 31, 2009	$35.88	$25.83
Quarter ended September 30, 2009	$28.14	$22.25
Quarter ended June 30, 2009	$27.54	$21.87
Quarter ended March 31, 2009	$24.43	$15.85

As of February 17, 2011, there were 124 record holders of our Class A common stock.

Dividends

We have never paid a dividend on any class of common stock and anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Consequently, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Issuer purchases of equity securities

The following table presents information related to our repurchases of Class A common stock during the fourth quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2010 - 10/31/2010	—	$—	—	$—
11/1/2010 - 11/30/2010	278,750	$37.09	278,750	$140,918,486
12/1/2010 - 12/31/2010	—	$—	—	$—

Total	278,750	$37.09	278,750	$140,918,486

(1)	On October 29, 2009, our Board of Directors authorized a $250.0 million share repurchase program pursuant to which we would repurchase shares of our Class A common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Act of 1933, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program became effective November 3, 2009 and will continue until otherwise modified or terminated by our Board of Directors at any time in our sole discretion.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data as of and for each of the five years ended December 31, 2010. The financial data for the fiscal years ended 2006, 2007, 2008, 2009, and 2010 have been derived from our audited consolidated financial statements. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those consolidated financial statements included in this Form 10-K.

	For the year ended December 31,
	2006	2007	2008	2009	2010
	(audited)	(audited)	(audited)	(audited)	(audited)
	(in thousands, except for per share data)
Operating data:
Revenues:
Site leasing	$256,170	$321,818	$395,541	$477,007	$535,444
Site development	94,932	86,383	79,413	78,506	91,175

Total revenues	351,102	408,201	474,954	555,513	626,619

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	70,663	88,006	96,175	111,842	119,141
Cost of site development	85,923	75,347	71,990	68,701	80,301
Selling, general and administrative	42,277	45,564	48,721	52,785	58,209
Acquisition related expenses	—	5	120	4,810	10,106
Restructuring and other credits	(357)	—	—	—	—
Asset impairment	—	—	921	3,884	5,862
Depreciation, accretion and amortization	133,088	169,232	211,445	258,537	278,727

Total operating expenses	331,594	378,154	429,372	500,559	552,346

Operating income	19,508	30,047	45,582	54,954	74,273

Other income (expense):
Interest income	3,814	10,182	6,883	1,123	432
Interest expense	(81,283)	(93,063)	(105,328)	(130,853)	(149,921)
Non-cash interest expense	(6,845)	(13,402)	(33,309)	(49,897)	(60,070)
Amortization of deferred financing fees	(11,584)	(8,162)	(10,746)	(10,456)	(9,099)
(Loss) gain from extinguishment of debt, net	(57,233)	(431)	44,269	(5,661)	(49,060)
Other income (expense)	692	(15,777)	(13,478)	163	29

Total other expense	(152,439)	(120,653)	(111,709)	(195,581)	(267,689)

Loss before provision for income taxes	(132,931)	(90,606)	(66,127)	(140,627)	(193,416)
Provision for income taxes	(517)	(868)	(1,037)	(492)	(1,005)

Net loss	(133,448)	(91,474)	(67,164)	(141,119)	(194,421)
Net loss (income) attributable to the noncontrolling interest	—	—	—	248	(253)

Net loss attributable to SBA Communications Corporation	$(133,448)	$(91,474)	$(67,164)	$(140,871)	$(194,674)

Net loss per common share attributable to SBA Communications Corporation:
Basic and diluted	$(1.36)	$(0.87)	$(0.61)	$(1.20)	$(1.68)

Basic and diluted weighted average number of common shares	98,193	104,743	109,882	117,165	115,591

	As of December 31,
	2006	2007	2008	2009	2010
	(audited)	(audited)	(audited)	(audited)	(audited)
			(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$46,148	$70,272	$78,856	$161,317	$64,254
Short-term investments	—	55,142	162	5,352	4,016
Restricted cash—current (1)	34,403	37,601	38,599	30,285	29,456
Property and equipment, net	1,105,942	1,191,969	1,502,672	1,496,938	1,534,318
Intangibles, net	724,872	868,999	1,425,132	1,435,591	1,500,012
Total assets	2,046,292	2,382,863	3,207,829	3,313,646	3,400,175
Total debt	1,555,000	1,844,573	2,392,230	2,489,050	2,827,450
Total shareholders’ equity (2)	385,921	396,357	650,510	599,949	317,110

	For the year ended December 31,
	2006	2007	2008	2009	2010
	(audited)	(audited)	(audited)	(audited)	(audited)
			(in thousands)
Other Data:
Cash provided by (used in):
Operating activities	$73,730	$122,934	$173,696	$222,558	$201,155
Investing activities	(738,353)	(301,884)	(580,549)	(229,075)	(425,039)
Financing activities	664,837	203,074	415,437	88,978	126,821

(1)	Restricted cash of $29.5 million as of December 31, 2010 consisted of $28.6 million related to 2010 Tower Securities loan requirements and $0.9 million related to surety bonds issued for our benefit. Restricted cash of $30.3 million as of December 31, 2009 consisted of $29.1 million related to CMBS Mortgage loan requirements and $1.2 million related to surety bonds issued for our benefit. Restricted cash of $38.6 million as of December 31, 2008 consisted of $36.2 million related to CMBS Mortgage loan requirements and $2.4 million related to surety bonds issued for our benefit. Restricted cash of $37.6 million as of December 31, 2007 consisted of $35.3 million related to CMBS Mortgage loan requirements and $2.3 million related to surety bonds issued for our benefit. Restricted cash of $34.4 million as of December 31, 2006 consisted of $30.7 million related to CMBS mortgage loan requirements and $3.7 million related to surety bonds issued for our benefit.
(2)	Includes deferred loss from the termination of nine interest rate swap agreements of $4.3 million as of December 31, 2009, $7.4 million as of December 31, 2008, $10.2 million as of December 31, 2007 and $12.5 million as of December 31, 2006. Includes deferred gain from the termination of two interest rate swap agreements of $5.9 million as of December 31, 2008, $8.9 million as of December 31, 2007, and $11.8 million as of December 31, 2006.

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

We are a leading independent owner and operator of wireless communications towers. Our principal operations are in the United States and its territories. In addition, we own towers in Canada, Costa Rica, El Salvador and Panama. Our primary business line is our site leasing business, which contributed approximately 97.5% of our total segment operating profit for the year ended December 31, 2010. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, built or constructed based on our own initiative or acquired. As of December 31, 2010, we owned 9,111 tower sites, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. As of December 31, 2010, we also managed or leased approximately 5,300 actual or potential communications sites, approximately 500 of which were revenue producing as of December 31, 2010. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. Site leasing revenues are received primarily from wireless service provider tenants, including AT&T, Sprint, Verizon Wireless and T-Mobile. Wireless service providers enter into numerous different tenant leases with us, each of which relates to the lease or use of space at an individual tower site. Tenant leases are generally for an initial term of five years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3% per year, including the renewal option periods. Tenant leases are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the current term of the related lease agreements. Rental amounts received in advance are recorded in deferred revenue.

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

For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as a result of adding additional customers to the tower. The amount of other direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower but typically do not make up a large percentage of total operating costs. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower or upgrading or repairing an access road or fencing. Lastly, ground leases are generally for an initial term of five years or more with multiple renewal terms of five year periods at our option and provide for rent escalators, which typically average 3% annually, or provide for term escalators of approximately 15%.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 22 of our Consolidated Financial Statements included in this annual report.

	Revenues
	For the year ended December 31,
	2008	2009	2010
	(in thousands)
Site leasing revenue	$395,541	$477,007	$535,444
Total revenues	$474,954	$555,513	$626,619
Site leasing revenue percentage of total revenues	83.3%	85.9%	85.4%

	Segment Operating Profit
	For the year ended December 31,
	2008	2009	2010
	(in thousands)
Site leasing segment operating profit (1)	$299,366	$365,165	$416,303
Total segment operating profit (1)	$306,789	$374,970	$427,177
Site leasing segment operating profit percentage of total segment operating profit (1)	97.6%	97.4%	97.5%

(1)	Site leasing segment operating profit and total segment operating profit are non-GAAP financial measures. We reconcile these measures and other Regulation G disclosures in this annual report in the section entitled Non-GAPP Financial Measures.

We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use, network expansion and network coverage requirements. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications. Furthermore, because our towers are strategically positioned and our customers typically do not relocate, we have historically experienced low tenant lease terminations as a percentage of revenue.

Site Development Services

Our site development services business is complementary to our site leasing business and provides us the ability to keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and to capture ancillary revenues that are generated by our site leasing activities, such as antenna and equipment installation at our tower locations. Our site development services business consists of two segments, site development consulting and site development construction. Site development services revenues are received primarily from providing a full range of end to end services to wireless service providers or companies providing development or project management services to wireless service providers. We principally perform services for third parties in our core, historical areas of wireless expertise, specifically, site acquisition zoning, technical services and construction.

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

The table below provides the percentage of total company revenues contributed by site development services over the last three years. For information regarding our operating segments, see Note 22 of our Consolidated Financial Statements included in this annual report.

	Percentage of Revenues
	For the year ended December 31,
	2008	2009	2010
	(in thousands)
Site development consulting	$18,754	$17,408	$19,210
Site development construction	$60,659	$61,098	$71,965
Total revenues	$474,954	$555,513	$626,619
Site development consulting revenue percentage of total	3.9%	3.1%	3.1%
Site development construction revenue percentage of total	12.8%	11.0%	11.5%

International Operations

As of December 31, 2010, we had operations in Canada, Costa Rica, El Salvador and Panama. Our operations in these four countries are solely in the site leasing business, and we expect to expand operations through new builds and acquisitions. Tenant leases and ground leases in these international markets typically have similar terms and conditions as those in the United States, with a fixed initial term of three to five years, and specific rent escalators.

In our Central American markets, significantly all of our revenue, expenses, and capital expenditures arising from our new build activities are denominated in U.S. dollars. Specifically, our ground leases, our tenant leases and most of our tower related expenses are due, and paid, in U.S. dollars. In our Canadian operations, significantly all of our revenue, expenses and capital expenditures arising from our new build activities, including tenant leases, ground leases and other tower-related expenses, are denominated in Canadian dollars. In each of these markets our local currency obligations are principally limited to (1) salaries and other employee benefits, (2) permitting and other local fees, (3) utilities and (4) taxes; however, in some of our Central American markets, a portion of these expenses may also be paid in U.S. dollars.

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our Consolidated Financial Statements for the year ended December 31, 2010, included herein. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

	For the year ended		Dollar Change	Percentage Change	For the year ended		Dollar Change	Percentage Change
	December 31,				December 31,
Segment Operating Profit	2010	2009			2009	2008
	(in thousands)				(in thousands)
Site leasing	$416,303	$365,165	$51,138	14.0%	$365,165	$299,366	$65,799	22.0%
Site development consulting	4,235	4,174	61	1.5%	4,174	3,542	632	17.8%
Site development construction	6,639	5,631	1,008	17.9%	5,631	3,881	1,750	45.1%

Total	$427,177	$374,970	$52,207	13.9%	$374,970	$306,789	$68,181	22.2%

The increase in site leasing segment operating profit of $51.1 million in 2010 is primarily related to additional profit generated by the revenues from the towers that we acquired or constructed in the latter half of 2009 or subsequent to December 31, 2009, organic site leasing growth from new leases and contractual rent escalators and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers in the year ended December 31, 2010, control of our site leasing cost of revenue and the positive impact of our ground lease purchase program.

The increase in site leasing segment operating profit of $65.8 million in 2009 is primarily related to additional profit generated by the revenues from the towers that we acquired in the 2008 acquisitions of Optasite, Light Tower and Tower Co and other towers that we acquired or constructed in the latter half of 2008 or subsequent to December 31, 2008, organic site leasing growth from new leases and contractual rent escalators and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers in the year ended December, 31 2009, control of our site leasing cost of revenue and the positive impact of our ground lease purchase program.

Each respective Segment Operating Profit is defined as segment revenues less segment cost of revenues (excluding depreciation, accretion and amortization). Total Segment Operating Profit is the total of the operating profits of the three segments. The reconciliation of Segment Operating Profit is as follows:

	Site leasing segment
	For the year ended December 31,
	2010	2009	2008
		(in thousands)
Segment revenue	$535,444	$477,007	$395,541
Segment cost of revenues (excluding depreciation, accretion and amortization)	(119,141)	(111,842)	(96,175)

Segment operating profit	$416,303	$365,165	$299,366

	Site development consulting segment
	For the year ended December 31,
	2010	2009	2008
		(in thousands)
Segment revenue	$19,210	$17,408	$18,754
Segment cost of revenues (excluding depreciation, accretion and amortization)	(14,975)	(13,234)	(15,212)

Segment operating profit	$4,235	$4,174	$3,542

	Site development construction segment
	For the year ended December 31,
	2010	2009	2008
		(in thousands)
Segment revenue	$71,965	$61,098	$60,659
Segment cost of revenues (excluding depreciation, accretion and amortization)	(65,326)	(55,467)	(56,778)

Segment operating profit	$6,639	$5,631	$3,881

Adjusted EBITDA

We believe that Adjusted EBITDA is an indicator of the performance of our core operations and reflects the changes in our operating results. Adjusted EBITDA is a component of the calculation that has been used by our lenders to determine compliance with certain covenants under our 2010 Credit Facility (as defined below) and Senior Notes (as defined below). Adjusted EBITDA is not intended to be an alternative measure of operating income or gross profit margin as determined in accordance with GAAP.

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

	For the year ended December 31,
	2010	2009	2008
		(in thousands)
Net loss	$(194,421)	$(141,119)	$(67,164)
Interest income	(432)	(1,123)	(6,883)
Interest expense (1)	219,090	191,206	149,383
Depreciation, accretion and amortization	278,727	258,537	211,445
Asset impairment	5,862	3,884	921
Provision for taxes (2)	2,904	2,204	2,371
Loss (gain) from extinguishment of debt, net	49,060	5,661	(44,269)
Acquisition related expenses	10,106	4,810	120
Non-cash compensation	10,501	8,200	7,207
Non-cash straight-line leasing revenue	(5,289)	(6,176)	(7,810)
Non-cash straight-line ground lease expense	11,300	12,543	10,387
Other (income) expense	(29)	(163)	13,478

Adjusted EBITDA	$387,379	$338,464	$269,186

(1)	Interest expense includes cash interest expense, non-cash interest expense and amortization of deferred financing fees.
(2)	Includes $1,899, $1,712 and $1,334 of franchise taxes reflected on the Statement of Operations in selling, general and administrative expenses for the year ended 2010, 2009 and 2008, respectively.

Adjusted EBITDA was $387.4 million for the year ended December 31, 2010 as compared to $338.5 million for the year ended December 31, 2009. The increase of $48.9 million is primarily the result of increased segment operating profit from our site leasing segment.

Adjusted EBITDA was $338.5 million for the year ended December 31, 2009 as compared to $269.2 million for the year ended December 31, 2008. The increase of $69.3 million is primarily the result of increased segment operating profit from our site leasing segment.

RESULTS OF OPERATIONS

Year Ended 2010 Compared to Year Ended 2009

	For the year ended December 31,		Dollar	Percentage
	2010	2009	Change	Change
	(in thousands, except for percentages)
Revenues:
Site leasing	$535,444	$477,007	$58,437	12.3%
Site development consulting	19,210	17,408	1,802	10.4%
Site development construction	71,965	61,098	10,867	17.8%

Total revenues	626,619	555,513	71,106	12.8%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	119,141	111,842	7,299	6.5%
Cost of site development consulting	14,975	13,234	1,741	13.2%
Cost of site development construction	65,326	55,467	9,859	17.8%
Selling, general and administrative	58,209	52,785	5,424	10.3%
Asset impairment	5,862	3,884	1,978	50.9%
Acquisition related expenses	10,106	4,810	5,296	110.1%
Depreciation, accretion and amortization	278,727	258,537	20,190	7.8%

Total operating expenses	552,346	500,559	51,787	10.3%

Operating income	74,273	54,954	19,319	35.2%

Other income (expense):
Interest income	432	1,123	(691)	(61.5%)
Interest expense	(149,921)	(130,853)	(19,068)	14.6%
Non-cash interest expense	(60,070)	(49,897)	(10,173)	20.4%
Amortization of deferred financing fees	(9,099)	(10,456)	1,357	(13.0%)
Loss from extinguishment of debt, net	(49,060)	(5,661)	(43,399)	766.6%
Other income	29	163	(134)	(82.2%)

Total other expense	(267,689)	(195,581)	(72,108)	36.9%

Loss before provision for income taxes	(193,416)	(140,627)	(52,789)	37.5%
Provision for income taxes	(1,005)	(492)	(513)	104.3%

Net loss	(194,421)	(141,119)	(53,302)	37.8%
Net (income) loss attributable to the noncontrolling interest	(253)	248	(501)	(202.0%)

Net loss attributable to SBA Communications Corporation	$(194,674)	$(140,871)	$(53,803)	38.2%

Revenues:

Site leasing revenue increased $58.4 million for the year ended December 31, 2010 largely due to (i) revenues from the towers that we acquired or constructed in the latter half of 2009 or subsequent to December 31, 2009 and (ii) organic site leasing growth from new leases and contractual rent escalators with current tenants and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers.

Site development consulting revenue increased $1.8 million and site development construction revenues increased $10.9 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009, as a result of a higher volume of work associated with continued network expansion of the wireless carriers.

Operating Expenses:

Site leasing cost of revenues increased $7.3 million primarily as a result of the growth in the number of tower sites owned by us, which was 9,111 at December 31, 2010 up from 8,324 at December 31, 2009 offset by the positive impact of our ground lease purchase program.

Site development consulting cost of revenues increased $1.7 million and site development construction cost of revenues increased $9.9 million for the year ended December 31, 2010, as compared to the prior year, as a result of a higher volume of work performed during 2010 as compared to 2009.

Selling, general, and administrative expenses increased $5.4 million primarily as a result of an increase in salaries, benefits and other employee related expenses resulting primarily from a higher number of employees, increased non-cash compensation expense as well as costs incurred in connection with our international expansion.

Acquisition related expenses increased $5.3 million for the year ended December 31, 2010, as compared to the prior year, primarily as a result of an increase in the number of towers acquired as well as under contract for acquisition during 2010 as compared to 2009.

We recognized an asset impairment charge of $5.9 million for the year ended December 31, 2010 and $3.9 million for the year ended December 31, 2009. These asset impairment charges resulted from a reevaluation of (i) future cash flow expectations, using a discounted cash flow analysis, for those towers (59 towers in 2010 and 21 towers in 2009) that have not achieved expected lease-up results, compared to (ii) the related net book value of those towers. In addition, the asset impairment charge for 2009 included an impairment charge on our six DAS networks based on their estimated fair value at December 31, 2009.

Depreciation, accretion and amortization expense increased $20.2 million to $278.7 million for the year ended December 31, 2010 from $258.5 million for the year ended December 31, 2009 due to an increase in the number of towers and associated intangible assets owned for the year ended December 31, 2010 compared to those owned at December 31, 2009.

Operating Income:

Operating income increased $19.3 million for year ended December 31, 2010 to $74.3 million compared to $55.0 million for the year ended December 31, 2009 primarily due to the result of higher segment operating profit in the site leasing segment partially offset by increases in depreciation, accretion and amortization expense, acquisition related expenses and selling, general and administrative expenses.

Other Income (Expense):

Interest income decreased $0.7 million for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily as a result of the lower weighted average interest rates during 2010 compared to 2009.

Interest expense for the year ended December 31, 2010 increased $19.1 million from the year ended December 31, 2009 primarily due to the higher weighted average amount of cash-interest bearing debt outstanding offset by the lower weighted average interest rate for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Non-cash interest expense for the year ended December 31, 2010 increased $10.2 million from the year ended December 31, 2009 primarily as a result of accretion of debt discounts using the effective interest method on the 1.875% Notes, the 4.0% Notes, and the Senior Notes, offset by the impact of the repurchase of an aggregate of $107.7 million in principal of the 0.375% Notes during 2009 and repayment of the Optasite Credit Facility in July 2009.

The loss from extinguishment of debt of $49.1 million for the year ended December 31, 2010 is primarily associated with the repayment of the outstanding balance of $938.6 million in principal of our 2006 CMBS Certificates. The net loss from extinguishment of debt of $5.7 million for the year ended December 31, 2009 includes a loss of $7.2 million related to the repurchases and subsequent payoff of our 2005 CMBS Certificates in July 2009, $2.7 million associated with the repurchase of $150.1 million in principal of our 2006 CMBS Certificates and $1.9 million related to the payoff of our Optasite Credit Facility in July 2009, offset by a gain of $6.1 million associated with the repurchases of an aggregate of $107.7 million in principal of our 0.375% Notes.

Net Loss:

Net loss was $194.4 million for the year ended December 31, 2010 as compared to $141.1 million for the year ended December 31, 2009. The net loss increased in 2010 primarily due to the loss on extinguishment of debt of $49.1 million, increases in interest expense, non-cash interest expense, and depreciation, accretion and amortization expense partially offset by an increase in site leasing segment operating profit.

Year Ended 2009 Compared to Year Ended 2008

	For the year ended December 31,		Dollar	Percentage
	2009	2008	Change	Change
	(in thousands, except for percentages)
Revenues:
Site leasing	$477,007	$395,541	$81,466	20.6%
Site development consulting	17,408	18,754	(1,346)	(7.2%)
Site development construction	61,098	60,659	439	0.7%

Total revenues	555,513	474,954	80,559	17.0%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	111,842	96,175	15,667	16.3%
Cost of site development consulting	13,234	15,212	(1,978)	(13.0%)
Cost of site development construction	55,467	56,778	(1,311)	(2.3%)
Selling, general and administrative	52,785	48,721	4,064	8.3%
Asset impairment	3,884	921	2,963	321.7%
Acquisition related expenses	4,810	120	4,690	3908.3%
Depreciation, accretion and amortization	258,537	211,445	47,092	22.3%

Total operating expenses	500,559	429,372	71,187	16.6%

Operating income	54,954	45,582	9,372	20.6%

Other income (expense):
Interest income	1,123	6,883	(5,760)	(83.7%)
Interest expense	(130,853)	(105,328)	(25,525)	24.2%
Non-cash interest expense	(49,897)	(33,309)	(16,588)	49.8%
Amortization of deferred financing fees	(10,456)	(10,746)	290	(2.7%)
(Loss) gain from extinguishment of debt, net	(5,661)	44,269	(49,930)	112.8%
Other income (expense)	163	(13,478)	13,641	(101.2%)

Total other expense	(195,581)	(111,709)	(83,872)	75.1%

Loss before provision for income taxes	(140,627)	(66,127)	(74,500)	112.7%
Provision for income taxes	(492)	(1,037)	545	(52.6%)

Net loss	(141,119)	(67,164)	(73,955)	110.1%
Net loss attributable to the noncontrolling interest	248	—	248	100.0%

Net loss attributable to SBA Communications Corporation	$(140,871)	$(67,164)	$(73,707)	109.7%

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

Site development consulting revenue decreased $1.3 million for the year ended December 31, 2009, compared to the same period in the prior year, as a result of a lower volume of work. Site development construction revenues remained relatively stable for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Operating Expenses:

Site leasing cost of revenues increased $15.7 million primarily as a result of the growth in the number of tower sites owned by us, which was 8,324 at December 31, 2009 up from 7,854 at December 31, 2008, offset by the positive impact of our ground lease purchase program.

Site development consulting cost of revenues decreased by $2.0 million and site development construction cost of revenues decreased by $1.3 million for the year ended December 31, 2009, as compared to the same period in the prior year, as a result of lower volume of work and continued effort to manage and reduce fixed overhead costs.

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

Asset impairment of $3.9 million for the year ended December 31, 2009 is a result of a reevaluation of future cash flow expectations for 21 towers that have not achieved expected lease-up results as determined using a discounted cash flow analysis compared to the related net book value of the tower assets and an impairment charge on our six DAS networks based on the estimated fair value of the DAS networks at December 31, 2009. Asset impairment of $0.9 million for the year ended December 31, 2008 is a result of a reevaluation of future cash flow expectations for 8 towers that have not achieved expected lease-up results as determined using a discounted cash flow analysis compared to the related net book value of the tower asset and related intangibles.

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

Other Income (Expense):

Interest income decreased $5.8 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily as a result of lower weighted average interest rates offset by higher average invested funds during 2009 compared to 2008.

Interest expense for the year ended December 31, 2009 increased $25.5 million from the year ended December 31, 2008 primarily due to the higher interest rates on the mix of our outstanding debt and the higher weighted average amount of cash interest bearing debt outstanding for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Non-cash interest expense for the year ended December 31, 2009 increased $16.6 million from the year ended December 31, 2008 primarily as a result of the accretion of debt discounts on the Senior Notes which were issued in July 2009 and the 4.0% Notes which were issued in April 2009 and the Optasite Credit Facility acquired in September 2008, offset by the impact of the repurchase of an aggregate of $319.6 million in principal of the 0.375% Notes in the fourth quarter of 2008 and year ended December 31, 2009.

The net loss from extinguishment of debt of $5.7 million for the year ended December 31, 2009 includes a loss of $7.2 million related to the repurchases and subsequent payoff of our 2005 CMBS Certificates in July 2009, $2.7 million associated with the repurchase of $150.1 million in principal of our 2006 CMBS Certificates and $1.9 million related to the payoff of our Optasite Credit Facility in July 2009, offset by a gain of $6.1 million associated with the repurchases of an aggregate of $107.7 million in principal of our 0.375% Notes. The net gain from extinguishment of debt of $44.3 million for the year ended December 31, 2008 included $25.7 million related to the repurchase of $211.9 million in principal amount of our 0.375% Notes and $18.9 million related to the repurchases of $65.5 million of our CMBS Certificates offset by the write-off of deferred financing fees related to the portion of the debt extinguished and the reduction in the aggregate commitment of the lenders under the Senior Credit Facility as a result of Lehman Commercial Paper Inc.’s default of its funding obligations. See discussion in Note 12 to the Notes to the Consolidated Financial Statements for more information.

Other income (expense) for the year ended December 31, 2009 decreased $13.6 million from the year ended December 31, 2008 primarily as a result of an other-than-temporary impairment charge on our investments in auction rate securities during 2008. See Note 4 of our Consolidated Financial Statements for more information on our investments in auction rate securities and this other-than-temporary impairment charge.

Net Loss:

Net loss increased by $74.0 million to $141.1 million for the year ended December 31, 2009 primarily as a result of: the 2009 net losses from the early extinguishment of debt as opposed to net gains from the early extinguishment of debt in 2008, increases in interest expense, non-cash interest expense, and depreciation, accretion and amortization expense partially offset by an increase in site leasing segment operating profit.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation is a holding company with no business operations of its own. SBA Communications’ only significant asset is the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”) which is also a holding company that owns equity interests in (1) SBA Senior Finance, Inc. (“SBA Senior Finance”) (the entity that indirectly owns all of our other domestic towers and assets) and (2) our international entities. We conduct all of our business operations through Telecommunications' subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries.

A summary of our cash flows is as follows:

	For the year ended December 31,
	2010	2009
	(in thousands)
Summary cash flow information:
Cash provided by operating activities	$201,155	$222,558
Cash used in investing activities	(425,039)	(229,075)
Cash provided by financing activities	126,821	88,978

(Decrease) increase in cash and cash equivalents	(97,063)	82,461
Cash and cash equivalents, beginning of year	161,317	78,856

Cash and cash equivalents, end of year	$64,254	$161,317

Sources of Liquidity

We fund our growth, including our tower portfolio growth, through cash flows from operations, long-term indebtedness and equity issuances. With respect to our debt financing, we have utilized secured and unsecured financings and issuances at various levels of our organizational structure to minimize our financing costs while maximizing our operational flexibility.

Cash provided by operating activities was $201.2 million for the year ended December 31, 2010 as compared to $222.6 million for the year ended December 31, 2009. This decrease was primarily due to the timing of interest payments relating to the higher average amount of cash-interest bearing debt outstanding for the year ended December 31, 2010, compared to the same period in the prior year, offset by an increase in segment operating profit from the site leasing segment.

On February 11, 2010, SBA Senior Finance II, LLC (“SBA Senior Finance II”), our indirect wholly-owned subsidiary, entered into a credit agreement for a $500.0 million senior secured revolving credit facility (the “2010 Credit Facility”) with several banks and other financial institutions or entities from time to time parties to the credit agreement (the “Credit Agreement”). Amounts borrowed under the 2010 Credit Facility are secured by a first lien on the capital stock of Telecommunications, SBA Senior Finance and SBA Senior Finance II, and substantially all of the assets, other than leasehold, easement or fee interests in real property, of SBA Senior Finance II and the Subsidiary Guarantors (as defined in the Credit Agreement). The 2010 Credit Facility matures on February 11, 2015 and may be borrowed, repaid and redrawn, subject to compliance with the financial and other covenants in the Credit Agreement. As of December 31, 2010, we had $20.0 million outstanding under the 2010 Credit Facility and the weighted average interest rate for the amounts borrowed was 2.15%. As of December 31, 2010, the availability under the 2010 Credit Facility was $480.0 million. Proceeds under the 2010 Credit Facility may be used for general corporate purposes. The material terms of the 2010 Credit Facility are described below under “Debt Instruments and Debt Service Requirements – 2010 Credit Facility.”

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

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites or related assets. During the year ended December 31, 2010, we did not issue any shares of Class A common stock under this registration statement. As of December 31, 2010, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

On March 3, 2009, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. For the year ended December 31, 2010, we did not issue any securities under this automatic shelf registration statement.

Uses of Liquidity

We believe that our principal use of liquidity will be to fund tower portfolio growth and, secondarily, to fund our stock repurchase program. In the future, we may repurchase, for cash or equity, our outstanding indebtedness in privately-negotiated or open market transactions in order to optimize our liquidity and leverage and take advantage of market opportunities.

Our cash capital expenditures, including cash used for acquisitions, for the year ended December 31, 2010 were $394.7 million. The $394.7 million includes cash capital expenditures of $303.1 million that we incurred primarily in connection with the acquisition of 712 completed towers, net of related working capital adjustments and earnouts associated with previous acquisitions. The $394.7 million also includes $46.9 million for construction and related costs associated with the completion of 124 new towers during the year ended December 31, 2010 and for the sites in process at December 31, 2010, $8.2 million for tower maintenance capital expenditures, $9.4 million for augmentations and tower upgrades, $2.1 million for general corporate expenditures, and $25.0 million for ground lease purchases (not including $9.0 million spent to extend ground lease terms).

Subsequent to December 31, 2010, we acquired 123 towers and related assets and liabilities from various sellers. The aggregate consideration paid for the towers and related assets was approximately $63.6 million in cash.

Pursuant to the terms of the Indenture, on or prior to November 26, 2010, we received conversion notices from holders of an aggregate of $30.3 million in principal of our 0.375% Notes. Pursuant to Section 10.02 of the Indenture, these notes were converted at a price of $1,152.78 per $1,000 of principal or an aggregate of $34.9 million. Concurrently with the settlement of our conversion obligation, we settled two convertible note hedge transactions that we had initially purchased at the time the 0.375% Notes were issued. In connection with the settlement of these options, we received an aggregate of $13.1 million (including $8.5 million attributable to a portion held by our wholly-owned subsidiary). The remaining $120,000 aggregate principal amount of 0.375% Notes that was not earlier converted or repurchased matured on December 1, 2010. On December 1, 2010, we satisfied our obligation on the notes held to maturity by paying $120,000 in cash plus accrued interest.

On April 16, 2010, we used the proceeds from the issuance of our 2010 Tower Securities to repay the remaining principal balance of $938.6 million of the 2006 CMBS Certificates and to pay $38.5 million for related prepayment consideration plus accrued interest and fees. During the year-to-date period ended December 31, 2010, but prior to the payoff of the principal balance, we repurchased an aggregate of $2.0 million in principal amount of 2006 CMBS Certificates for $2.1 million in cash.

The Board of Directors authorized a stock repurchase program effective November 3, 2009. This program authorizes us to purchase, from time to time, up to $250.0 million of our outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Act of 1933, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program will continue until otherwise modified or terminated by our Board of Directors at any time in our sole discretion. During the year ended December 31, 2010, we repurchased and retired approximately 3,174,385 shares for an aggregate of $107.4 million including commissions and fees. As of December 31, 2010 we had a remaining authorization to repurchase an additional $140.9 million of our common stock under our current $250.0 million stock repurchase program.

In order to manage our leverage and liquidity positions, take advantage of market opportunities and ensure continued compliance with our financial covenants, we may decide to pursue a variety of other financial transactions. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness for cash or equity, selling certain assets or lines of business, issuing common stock or securities convertible into shares of common stock, or pursuing other financing alternatives, including securitization transactions. If either our debt repurchases or exchanges or any of the other financial transactions are implemented, these actions could materially impact the amount and composition of indebtedness outstanding, increase our interest expense and/or dilute our existing shareholders. We cannot assure you that we will not implement any of these strategies or that, if implemented, these strategies could be implemented on terms favorable to us and our shareholders.

During 2011, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $10.0 million to $14.0 million and discretionary cash capital expenditures, based on current obligations, of $230.0 million to $250.0 million primarily associated with the towers we intend to build in 2011, tower acquisitions closed or currently under contract, tower augmentations and ground lease purchases. We may spend additional capital in 2011 on acquiring revenue producing or expense reducing assets not yet identified and under contract, or possibly stock repurchases.

We estimate we will incur less than $1,000 per tower per year for non-discretionary maintenance capital improvements related to our towers. We expect to fund cash capital expenditures from cash on hand, cash flow from operations and borrowings under the 2010 Credit Facility. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and tower acquisition programs, and our ground lease purchase program.

Debt Instruments and Debt Service Requirements

As of December 31, 2010, we believe that our cash on hand and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.

Commercial Mortgage Pass-Through Certificates Series 2006-1

On November 6, 2006, a New York common law trust (the “Trust”), formed by our indirect subsidiary, issued in a private transaction $1.15 billion of Commercial Mortgage Pass-Through Certificates Series 2006-1 (the “2006 CMBS Certificates”).

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

Secured Tower Revenue Securities Series 2010

The 2010-1 Tower Securities have an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The weighted average annual fixed coupon interest rate of the 2010 Tower Securities is 4.6%, payable monthly. The anticipated repayment date and the final maturity date for the 2010–1 Tower Securities is April 16, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010–2 Tower Securities is April 16, 2017 and April 16, 2042, respectively. Net proceeds from the 2010 Tower Securities were used to repay in full the outstanding 2006 CMBS Certificates in the amount of $938.6 million and pay the related prepayment consideration plus accrued interest and fees. The remaining net proceeds were used for general corporate purposes.

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

The mortgage loan underlying the 2010 Tower Securities will be paid from the operating cash flows from the aggregate 3,683 tower sites owned by the Borrowers. The mortgage loan is secured by (i) mortgages, deeds of trust and deeds to secure debt on a substantial portion of the tower sites, (ii) a security interest in substantially all of the Borrowers’ personal property and fixtures, (iii) the Borrowers’ rights under certain tenant leases, and (iv) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., our indirect subsidiary, is entitled to receive a management fee equal to 7.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

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

Pursuant to the terms of the 2010 Tower Securities, all rents and other sums due on any of the tower sites owned by the Borrowers are directly deposited by the lessees into a controlled deposit account and are held by the indenture trustee. The monies held by the indenture trustee after the release date are classified as restricted cash on our Consolidated Balance Sheets. However, if the Debt Service Coverage Ratio, defined as the net cash flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers are required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30x or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the Debt Service Coverage Ratio exceeds 1.30x for two consecutive calendar quarters. If the Debt Service Coverage Ratio falls below 1.15x as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the Debt Service Coverage Ratio exceeds 1.15x for a calendar quarter. The mortgage loan agreement, as amended, also includes covenants customary for mortgage loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. As of December 31, 2010, the Borrowers met the required Debt Service Coverage Ratio. Based on the amounts outstanding at December 31, 2010, debt service for the next twelve months on the 2010 Tower Securities would be $57.0 million.

Convertible Senior Notes

0.375% Convertible Senior Notes - On March 26, 2007, we issued $350.0 million of our 0.375% Convertible Senior Notes (the “0.375% Notes”). Interest was payable semi-annually on June 1 and December 1. The 0.375% Notes had a maturity date of December 1, 2010. The 0.375% Notes were convertible, at the holder’s option, at any time between October 12, 2010 and November 26, 2010, into shares of our Class A common stock, at an initial conversion rate of 29.7992 shares of Class A common stock per $1,000 principal amount of 0.375% Notes (subject to certain customary adjustments), which was equivalent to an initial conversion price of approximately $33.56 per share. Pursuant to the terms of the Indenture, upon conversion, we had the right to settle our conversion obligation in cash, shares of Class A common stock or a combination of cash and shares of our Class A common stock. On October 5, 2010, we provided notice to the trustee and holders of our 0.375% Notes that we had elected to settle 100% of our conversion obligation relating to the 0.375% Notes in cash. During the fourth quarter of 2010, we converted or repaid at maturity all outstanding 0.375% Notes.

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

Concurrently with the pricing of the 1.875% Notes, we entered into convertible note hedge transactions covering 13,265,780 shares of our Class A common stock at an initial price of $41.46 per share (the same as the initial conversion price of the 1.875% Notes). Separately and concurrently with the pricing of the 1.875% Notes, we entered into warrant transactions whereby we sold warrants to each of the hedge counterparties to acquire 13,265,780 shares of our Class A common stock at an initial exercise price of $67.37 per share. The convertible note hedge transactions and the warrant transactions, taken as a whole, effectively increase the conversion price of the 1.875% Notes from $41.46 per share to $67.37 per share. As we cannot determine when, or whether, the 1.875% Notes will be converted, the convertible note hedge transactions and the warrant transactions, taken as a whole, minimize the dilution risk associated with early conversion of the 1.875% Notes until such time that our Class A common stock is trading at a price above $67.37 per share (the upper strike of the warrants).

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

The net cost of the convertible note hedge transaction with Lehman Derivatives was recorded as an adjustment to Additional Paid in Capital and therefore the termination of the convertible note hedge did not have any impact on our consolidated balance sheet. However, we could incur significant costs to replace this hedge transaction if we elect to do so. If we do not elect to replace the convertible note hedge transaction, then we will be subject to potential dilution upon conversion of the 1.875% Notes, if on the date of conversion the per share market price of our Class A common stock exceeds the conversion price of $41.46.

At December 31, 2010, we had $550.0 million outstanding of 1.875% Notes. Based on the amounts outstanding at December 31, 2010, debt service for the next twelve months on the 1.875% Notes will be approximately $10.3 million.

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

Concurrently with the pricing of the 4.0% Notes, we entered into convertible note hedge transactions whereby we purchased from affiliates of the initial purchasers of the 4.0% Notes an option covering 16,458,196 shares of our Class A common stock at an initial price of $30.38 per share (the same as the initial conversion price of the notes). Separately and concurrently with the pricing of the 4.0% Notes, we entered into warrant transactions whereby we sold to affiliates of the initial purchasers of the 4.0% Notes warrants to acquire 16,458,196 shares of our Class A common stock at an initial exercise price of $44.64 per share. We used approximately $61.6 million of the net proceeds from the 4.0% Notes offering plus the proceeds from the warrant transactions to fund the cost of the convertible note hedge transactions. The convertible note hedge transactions and the warrant transactions, taken as a whole, effectively increase the conversion price of the 4.0% Notes from $30.38 per share to $44.64 per share, reflecting a premium of 80% based on the closing stock price of $24.80 per share of our Class A common stock on April 20, 2009. If the market price of our Class A common stock exceeded the upper strike price of $44.64 per share on the conversion date of the 4.0% Notes, then we will be subject to dilution or cost upon conversion of the 4.0% Notes. The remaining net proceeds of $376.6 million were used for general corporate purposes, including repurchases or repayments of our outstanding debt.

As of December 31, 2010, we had outstanding $500.0 million of our 4.0% Notes. Based on the amounts outstanding at December 31, 2010, debt service for the next twelve months on the 4.0% Notes would be approximately $20.0 million.

Convertible Senior Notes conversion options - The 1.875% Notes and 4.0% Notes (collectively “the Notes”) are convertible only under the following circumstances:

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

•	if specified distributions to holders of Class A common stock are made or specified corporate transactions occur, and

•	at any time on or after February 19, 2013 for the 1.875% Notes and July 22, 2014 for the 4.0% Notes.

Upon conversion, we have the right to settle our conversion obligation in cash, shares of Class A common stock or a combination of cash and shares of our Class A common stock. From time to time, upon notice to the holders of the Notes, we may change our election regarding the form of consideration that we will use to settle our conversion obligation; provided, however, that we are not permitted to change our settlement election after February 18, 2013 for the 1.875% Notes and July 21, 2014 for the 4.0% Notes.

Senior Notes

On July 24, 2009, Telecommunications issued $750.0 million of unsecured senior notes (the “Senior Notes”), $375.0 million of which are due August 15, 2016 (the “2016 Notes”) and $375.0 million of which are due August 15, 2019 (the “2019 Notes”). At December 31, 2010, we had $375.0 million of 2016 Notes outstanding, which were recorded at a carrying value of $372.9 million, and $375.0 million of 2019 Notes outstanding, which were recorded at a carrying value of $372.1 million.

The 2016 Notes have an interest rate of 8.00% and were issued at a price of 99.330% of their face value. The 2019 Notes have an interest rate of 8.25% and were issued at a price of 99.152% of their face value. Interest on the 2016 Notes and 2019 Notes is due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. Based on the amounts outstanding at December 31, 2010, debt service for the next twelve months on the 2016 Senior Notes and the 2019 Senior Notes would be $30.0 million and $30.9 million, respectively. The 2016 Notes and the 2019 Notes are fully and unconditionally guaranteed by SBA Communications.

The 2016 Notes and the 2019 Notes are subject to redemption in whole or in part on or after August 15, 2012 and on or after August 15, 2014, respectively, at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to August 15, 2012 for the 2016 Notes and August 15, 2014 for the 2019 Notes, we may at our option redeem all or a portion of the 2016 Notes or 2019 Notes at a redemption price equal to 100% of the principal amount thereof plus a “make whole” premium plus accrued and unpaid interest. In addition, we may redeem up to 35% of the originally issued aggregate principal amount of each of the 2016 Notes and 2019 Notes with the net proceeds of certain equity offerings at a redemption price of 108.00% and 108.25%, respectively, of the principal amount of the redeemed notes plus accrued and unpaid interest.

The Indenture governing the Senior Notes contains customary covenants, subject to a number of exceptions and qualifications, including restrictions on Telecommunications’ ability to (1) incur additional indebtedness unless its Consolidated Indebtedness to Annualized Consolidated Adjusted EBITDA Ratio (as defined in the Indenture), pro forma for the additional indebtedness, does not exceed 7.0x for the fiscal quarter, (2) merge, consolidate or sell assets, (3) make restricted payments, including dividends or other distributions, (4) enter into transactions with affiliates, and (5) enter into sale and leaseback transactions and restrictions on the ability of Telecommunications’ Restricted Subsidiaries (as defined in the Indenture) to incur liens securing indebtedness.

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

2010 Credit Facility

The 2010 Credit Facility consists of a revolving loan up to $500.0 million, based on SBA Senior Finance II’s ratio of Annualized Adjusted EBITDA to Consolidated Total Debt plus Net Hedge Exposure, may be borrowed, repaid and redrawn subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing as set forth in the Credit Agreement. Amounts borrowed under the 2010 Credit Facility accrue interest at the Eurodollar rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate (as defined in the Credit Agreement) plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (as defined in the Credit Agreement). A 0.375% to 0.5% per annum fee is charged on the amount of unused commitment. Unless terminated earlier, the 2010 Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, February 11, 2015. Proceeds available under the 2010 Credit Facility may be used for general corporate purposes. As of December 31, 2010, we had $20.0 million outstanding under the 2010 Credit Facility and the weighted average interest rate for the amounts borrowed was 2.15%. As of December 31, 2010, the availability under the 2010 Credit Facility was $480.0 million. We may, from time to time, borrow from and repay the 2010 Credit Facility. Consequently, the amount outstanding under the 2010 Credit Facility at the end of a period may not be reflective of the total amounts outstanding during the period. Based on the amounts outstanding under the 2010 Credit Facility at December 31, 2010, debt service for the next twelve months will be approximately $0.4 million for the amounts borrowed and $1.8 million for the unused commitment.

The Credit Agreement requires SBA Senior Finance II and SBA Communications to maintain specific financial ratios, including, at the SBA Senior Finance II level, a ratio of Consolidated Total Debt to Annualized Borrower EBITDA (as defined in the Credit Agreement) that does not exceed 5.0x for any fiscal quarter, a ratio of Consolidated Total Debt and Net Hedge Exposure (as defined in the Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 5.0x for 30 consecutive days and a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (as defined in the Credit Agreement) of not less than 2.0x for any fiscal quarter. In addition, our ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for any fiscal quarter on an annualized basis cannot exceed 8.9x. The Credit Agreement also contains customary affirmative and negative covenants that, among other things, limit SBA Senior Finance II’s ability to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions or engage in certain asset dispositions, including a sale of all or substantially all of our assets. As of December 31, 2010, SBA Senior Finance II and SBA Communications were in full compliance with the financial covenants contained in the 2010 Credit Facility.

The 2010 Credit Facility also permits us to request that one or more lenders (1) increase their proportionate share of the 2010 Credit Facility commitment, up to an additional $200.0 million in the aggregate and (2) provide SBA Senior Finance II term loans for an aggregate amount up to $800.0 million, without requesting consent of the other lenders. SBA Senior Finance II’s ability to request such increase of the 2010 Credit Facility or term loans is subject to its compliance with the conditions set forth in the Credit Agreement including, with respect to any term loan, compliance, on a pro forma basis, with the financial covenants and ratios set forth therein. Upon SBA Senior Finance II’s request, each lender may decide, in its sole discretion, whether to increase all or a portion of its revolving credit facility commitment or whether to provide SBA Senior Finance II term loans and if so upon what terms.

Senior Credit Facility

On January 18, 2008, SBA Senior Finance, our indirect wholly-owned subsidiary, entered into a Senior Credit Facility (the “Senior Credit Facility”) with several banks and other financial institutions or entities from time to time parties to the credit agreement.

Amounts borrowed under the facility accrued interest at the Eurodollar rate plus a margin that ranged from 150.0 basis points to 300.0 basis points or at a Base Rate (as defined in the Restated Credit Agreement) plus a margin that ranged from 50.0 basis points to 200.0 basis points, in each case based on the Consolidated Total Debt to Annualized Borrower EBITDA ratio (as defined in the Restated Credit Agreement). A 0.5% per annum fee was charged on the amount of unused commitment.

On February 11, 2010, we terminated our $320.0 million Senior Credit Facility. We had no borrowings under the Senior Credit Facility at the time of its termination. No early termination penalties were incurred by us as a result of the termination.

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

Recent Accounting Pronouncements

For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our Consolidated Financial Statements, see “Note 3: Current Accounting Pronouncements” in the Notes to Consolidated Financial Statements of this Form 10-K.

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual commitments as of December 31, 2010:

Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
	(in thousands)
Long-term debt	$—	$—	$550,000	$500,000	$700,000	$1,300,000	$3,050,000
Interest payments (1)	150,462	150,462	143,615	135,371	97,771	167,637	845,318
Operating leases	63,369	63,176	62,526	62,961	62,696	1,110,591	1,425,319
Capital leases	646	425	319	173	7	—	1,570
Employment agreements	1,470	932	—	—	—	—	2,402

	$215,947	$214,995	$756,460	$698,505	$860,474	$2,578,228	$5,324,609

(1)	Represents interest payments based on the 2010 Tower Securities with a weighted average coupon fixed interest rate of 4.6%, the 2010 Credit Facility weighted average interest rate of 2.15%, the Convertible Senior Notes interest rate of 1.875% and 4.0%, and the Senior Notes interest rate of 8.0% and 8.25%.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of December 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(in thousands)
Debt:
1.875% Convertible Senior Notes due 2013	$—	$—	$550,000	$—	$—	$—	$550,000	$617,375
4.0% Convertible Senior Notes due 2014	$—	$—	$—	$500,000	$—	$—	$500,000	$744,375
8.0% Senior Notes due 2016	$—	$—	$—	$—	$—	$375,000	$375,000	$405,938
8.25% Senior Notes due 2019	$—	$—	$—	$—	$—	$375,000	$375,000	$409,688
4.254% 2010-1 Tower Securities (1)	$—	$—	$—	$—	$680,000	$—	$680,000	$691,900
5.101% 2010-2 Tower Securities (2)	$—	$—	$—	$—	$—	$550,000	$550,000	$556,875
2010 Credit Facility	$—	$—	$—	$—	$20,000	$—	$20,000	$20,000

(1)	The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 16, 2015 and April 16, 2040, respectively.
(2)	The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 16, 2017 and April 16, 2042, respectively.

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

Special Note Regarding Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

•	our expectations on the future growth and financial health of the wireless industry and the industry participants, and the drivers of such growth;

•	our beliefs regarding our ability to capture and capitalize on industry growth and the impact of such growth on our financial and operational results;

•

our expectations regarding the opportunities in the international wireless markets in which we currently operate or have targeted for growth, and our beliefs regarding how we can capitalize on such opportunities;

•	our belief that our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures;

•

our belief that our towers have significant capacity to accommodate additional tenants, that our tower operations are highly scalable, that we can add tenants to our towers at minimal incremental costs, and the impact of these economies of scale on our cash flow and financial results;

•	our intent to grow our tower portfolio, domestically and internationally, by 5% to 10% in 2011, which would include building at least 390 to 410 new towers, domestically and internationally;

•

our expectations that there will be towers available for acquisition that meet our investment criteria and are available at prices which we believe will be accretive to our shareholders and allow us to maintain our long-term target leverage ratios;

•	our estimates of the impact of our ground lease purchase program on our financial results;

•	our expectation that we will continue to incur losses;

•

our expectations regarding our future cash capital expenditures, both discretionary and non-discretionary, including expenditures required to maintain, improve and modify our towers and general corporate expenditures;

•	our estimates regarding our liquidity position in 2011 and our intended use of such liquidity;

•	our expectations regarding the effectiveness of our convertible note hedge transactions to minimize the dilution and costs associated with our outstanding convertible notes; and

•	our estimates regarding certain accounting and tax matters.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•

developments in the wireless communications industry in general, and for wireless communications infrastructure providers in particular, that may slow growth or affect the willingness or ability of the wireless service providers to expend capital to fund network expansion or enhancements;

•	the impact of recent consolidation among wireless service providers on our leasing revenue;

•	our ability to secure as many site leasing tenants as anticipated and our ability to retain current leases on towers;

•

our ability to recognize our expected economies of scale with respect to new tenants on our towers and new towers in our portfolio and additional expenses or capital expenditures that we may be required to incur to capture the additional revenue;

•

factors that would adversely impact our ability to build the anticipated number of new towers, including our ability to identify and acquire land that would be attractive for our clients and to successfully and timely address zoning, permitting and other issues that arise in connection with the building of new towers;

•

competition for the acquisition of towers and other factors that may adversely affect our ability to purchase towers that meet our investment criteria and are available at prices which we believe will be accretive to our shareholders and allow us to maintain our long-term target leverage ratios;

•	our ability to successfully manage the risks associated with international operations, including foreign exchange risk, currency restrictions and foreign regulatory and legal risks;

•	our intent and ability to continue our ground lease purchase program and the effect of such ground lease purchases on our margins and long-term financial condition;

•	our ability to secure and deliver anticipated services business at contemplated margins;

•	our ability to continue to comply with covenants and the terms of our credit instruments;

•

our ability to sufficiently increase our revenues and maintain expenses and cash capital expenditures at appropriate levels to permit us to meet our anticipated uses of liquidity for operations, debt service and estimated portfolio growth;

•

our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements and the availability of sufficient net operating losses to offset future taxable income; and

•	natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are on pages F-1 through F-47.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting - Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of SBA; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of SBA are being made only in accordance with authorizations of management and directors of SBA; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SBA’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of SBA’s internal control over financial reporting as of December 31, 2010 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that SBA’s internal control over financial reporting was effective as of December 31, 2010 based on the criteria in Internal Control-Integrated Framework issued by COSO.

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

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of SBA Communications Corporation and Subsidiaries

We have audited SBA Communications Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SBA Communications Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SBA Communications Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of SBA Communications Corporation and Subsidiaries and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boca Raton, Florida
February 25, 2011

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

The remaining items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed on or before April 30, 2011.

ITEM 11. EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed on or before April 30, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Equity Compensation Plan Information table required by Item 201(d) of Regulation S-K and the remaining items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed on or before April 30, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed on or before April 30, 2011.

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed on or before April 30, 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this Annual Report on Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

Exhibit No.	Description of Exhibits

3.4	Fourth Amended and Restated Articles of Incorporation, as Amended, of SBA Communications Corporation. (26)

3.5A	Amended and Restated Bylaws of SBA Communications Corporation, effective as of July 30, 2009. (22)

4.6	Rights Agreement, dated as of January 11, 2002, between SBA Communications Corporation and the Rights Agent. (3)

4.6A	First Amendment to Rights Agreement, dated as of March 17, 2006, between SBA Communications Corporation and Computershare Trust Company, N.A (6)

4.11	Indenture, dated March 26, 2007, between SBA Communications Corporation and U.S. Bank National Association. (8)

4.12	Form of 0.375% Convertible Senior Notes due 2010 (included in Exhibit 4.11). (8)

4.13	Indenture, dated May 16, 2008, between SBA Communications Corporation and U.S. Bank National Association. (13)

4.14	Form of 1.875% Convertible Senior Notes due 2013 (included in Exhibit 4.13). (13)

4.15	Indenture, dated April 24, 2009, between SBA Communications Corporation and U.S. Bank National Association. (20)

4.16	Form of 4.0% Convertible Senior Note due 2014 (included in Exhibit 4.15). (20)

4.17	Indenture, dated July 24, 2009, between SBA Communications Corporation and U.S. Bank National Association. (23)

4.18	Form of 8.000% Senior Notes due 2016 (included in Exhibit 4.17). (23)

4.19	Form of 8.250% Senior Notes due 2019 (included in Exhibit 4.17). (23)

10.1	SBA Communications Corporation Registration Rights Agreement dated as of March 5, 1997, among the Company, Steven E. Bernstein, Ronald G. Bizick, II and Robert Grobstein. (2)

10.24	1999 Equity Participation Plan. (1)+

10.25	1999 Employee Stock Purchase Plan. (1)+

10.33	2001 Equity Participation Plan as Amended and Restated on May 16, 2002. (4)+

10.35C	Amended and Restated Employment Agreement, made and entered into as of January 1, 2008, between SBA Communications Corporation and Jeffrey A. Stoops. (12) +

10.35D	Amendment No. 1 to Amended and Restated Employment Agreement made and entered into as of September 18, 2008, between SBA Communications Corporation and Jeffrey A. Stoops. (15) +

10.49	Amended and Restated Loan and Security Agreement, dated as of November 18, 2005, by and between SBA Properties, Inc. and the Additional Borrower or Borrowers that may become a party thereto and SBA CMBS 1 Depositor LLC. (5)

10.50	Management Agreement, dated as of November 18, 2005, by and among SBA Properties, Inc., SBA Network Management, Inc. and SBA Senior Finance, Inc. (5)

10.57B	Amended and Restated Employment Agreement, made and entered into as of January 1, 2010, between SBA Communications Corporation and Kurt L. Bagwell. (24) +

10.58B	Amended and Restated Employment Agreement, made and entered into as of January 1, 2010, between SBA Communications Corporation and Thomas P. Hunt. (24) +

10.60	Joinder and Amendment to Management Agreement, dated November 6, 2006, by and among SBA Properties, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc., SBA Sites, Inc., SBA Towers USVI, Inc., and SBA Structures, Inc., and SBA Network Management, Inc., and SBA Senior Finance, Inc. (7)

10.61	Second Loan and Security Agreement Supplement and Amendment, dated as of November 6, 2006, by and among SBA Properties, Inc., and SBA Towers, Inc., SBA Puerto Rico, Inc., SBA Sites, Inc., SBA Towers USVI, Inc., and SBA Structures, Inc. and Midland Loan Services, Inc., as Servicer on behalf of LaSalle Bank National Association, as Trustee. (7)

10.64	Form of Convertible Bond Hedge Transaction Agreement entered into by SBA Communications Corporation with Citibank N.A. and Deutsche Bank AG, London Branch. (9)

10.65	Form of Issuer Warrant Transaction Letter Agreement entered into by SBA Communications Corporation with Citibank, N.A. and Deutsche Bank AG, London Branch. (9)

10.66	$285,000,000 Credit Agreement, dated as of January 18, 2008, among SBA Senior Finance, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties to the credit agreement (the “Lenders”), Wachovia Bank, National Association and Lehman Commercial Paper Inc., as co-syndication agents, Citicorp North America, Inc. and JPMorgan Chase Bank, N.A. as co-documentation agents, and Toronto Dominion (Texas) LLC, as administrative agent. (10)

10.66A	First Amendment, dated as of July 18, 2008, to the Credit Agreement, dated as of January 18, 2008, among SBA Senior Finance, Inc., as Borrower, the Several Lenders from time to time parties thereto, Toronto Dominion (Texas) LLC, As Administrative Agent and the other agents parties thereto. (15)

10.66B	Second Amendment, dated as of April 13, 2009, to the Credit Agreement, dated as of January 18, 2008, as amended by the First Amendment dated as of July 18, 2008, among SBA Senior Finance, Inc., as Borrower, the Several Lenders from time to time parties thereto, Toronto Dominion (Texas) LLC, As Administrative Agent and the other agents parties thereto. (20)

10.67	Guarantee and Collateral Agreement, dated as of January 18, 2008, by SBA Communications Corporation, SBA Telecommunications, Inc., SBA Senior Finance, Inc. and certain of its subsidiaries in favor of Toronto Dominion (Texas) LLC, as administrative agent. (10)

10.68	New Lender Supplement, effective March 6, 2008, entered into between SBA Senior Finance, Inc. and The Royal Bank of Scotland Group plc and accepted by Toronto Dominion (Texas) LLC, as Administrative Agent, and The Toronto-Dominion Bank, as Issuing Lender. (11)

10.70	Registration Rights Agreement, dated May 16, 2008, among SBA Communications Corporation and Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and Lehman Brothers Inc., as representatives of the several initial purchasers listed on Schedule 1 of the Purchase Agreement. (13)

10.71	Form of Convertible Bond Hedge Transaction Agreement entered into by SBA Communications Corporation with each of Lehman Brothers OTC Derivatives Inc., Citibank, N.A., Deutsche Bank AG London Branch, and Wachovia Capital Markets, LLC and Wachovia Bank, National Association. (14)

10.72	Form of Issuer Warrant Transaction Letter Agreement entered into by SBA Communications Corporation with each of Lehman Brothers OTC Derivatives Inc., Citibank, N.A., Deutsche Bank AG London Branch, and Wachovia Capital Markets, LLC and Wachovia Bank, National Association. (14)

10.75	SBA Communications Corporation 2008 Employee Stock Purchase Plan. (16)

10.76	Form of Indemnification Agreement dated January 15, 2009 between SBA Communications Corporation and its directors and certain officers. (17)

10.77	New Lender Supplement, effective April 14, 2009, entered into between SBA Senior Finance, Inc. and Barclays Bank PLC and accepted by Toronto Dominion (Texas) LLC, as Administrative Agent, and The Toronto-Dominion Bank, as Issuing Lender. (18)

10.78	Purchase Agreement, dated April 20, 2009, among SBA Communications Corporation and Citigroup Global Markets Inc., Barclays Capital Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the several initial purchasers listed on Schedule I of the Purchase Agreement. (19)

10.79	Form of Convertible Bond Hedge Transaction Agreement entered into by SBA Communications Corporation with each of Citibank, N.A., Barclays Bank PLC, Deutsche Bank AG, London Branch, JP Morgan Chase Bank, National Association and Wachovia Capital Markets, LLC. (20)

10.80	Form of Issuer Warrant Transaction Letter Agreement entered into by SBA Communications Corporation with each of Citibank, N.A., Barclays Bank PLC, Deutsche Bank AG, London Branch, JP Morgan Chase Bank, National Association and Wachovia Capital Markets, LLC. (20)

10.81	Purchase Agreement, dated July 21, 2009, among SBA Communications Corporation, SBA Telecommunications, Inc. and Barclays Capital Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as representatives of the several initial purchasers listed on Schedule 1 thereto.(21)

10.82	Registration Rights Agreement, dated July 24, 2009, among SBA Communications Corporation, SBA Telecommunications, Inc. and Barclays Capital Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as representatives of the several initial purchasers listed on Schedule 2 of the Registration Rights Agreement. (23)

10.83	$320,000,000 Amendment and Restatement of the Credit Agreement dated July 24, 2009, among SBA Senior Finance, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Toronto Dominion (Texas) LLC, as Administrative Agent, Wachovia Bank, National Association and Lehman Commercial Paper, Inc., as Co-Syndication Agents and Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as Co-Documentation Agents. (23)

10.84	Amendment and Restatement of the Guarantee and Collateral Agreement, dated July 28, 2009, among SBA Communications Corporation, SBA Telecommunications, Inc., SBA Senior Finance, Inc. and certain of its subsidiaries in favor of Toronto Dominion (Texas) LLC, as administrative agent. (23)

10.85	Employment Agreement, made and entered into as of October 28, 2009, between SBA Communications Corporation and Brendan T. Cavanagh. (24)

10.86	$500,000,000 Credit Agreement, dated as of February 11, 2010, among SBA Senior Finance II, LLC, as borrower, the several banks and other financial institutions or entities from time to time parties thereto, RBS Securities Inc., as syndication agent, Wells Fargo Bank, National Association, as co-syndication agent, Citibank, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agents, and Toronto Dominion (Texas) LLC, as administrative agent. (24)

10.87	Guarantee and Collateral Agreement, dated as of February 11, 2010, by SBA Communications Corporation, SBA Telecommunications, Inc., SBA Senior Finance, Inc., SBA Senior Finance II, LLC and certain of its subsidiaries in favor of Toronto Dominion (Texas) LLC, as administrative agent. (24)

10.88	Purchase Agreement, dated April 8, 2010, among SBA Senior Finance, Inc. and the several initial purchasers listed on Schedule I of the Purchase Agreement. (25)

10.89	SBA Communications Corporation 2010 Performance and Equity Incentive Plan. (27) +

10.90	Third Loan and Security Agreement Supplement and Amendment, dated as of April 16, 2010, by and among SBA Properties, Inc., SBA Sites, Inc. and SBA Structures, Inc., as Borrowers, and Midland Loan Services, Inc., as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee (28).

10.91	Fourth Loan and Security Agreement Supplement and Amendment, dated as of April 16, 2010, by and among SBA Properties, Inc., SBA Sites, Inc. and SBA Structures, Inc., as Borrowers, and Midland Loan Services, Inc., as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee (28).

*21	Subsidiaries.

*23.1	Consent of Ernst & Young LLP.

*31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith.
(1)	Incorporated by reference to the Registration Statement on Form S-1/A, previously filed by the Registrant (Registration No. 333-76547).
(2)	Incorporated by reference to the Registration Statement on Form S-4, previously filed by the Registrant (Registration No. 333-50219).
(3)	Incorporated by reference to the Form 8-K dated January 11, 2002, previously filed by the Registrant.
(4)	Incorporated by reference to the Schedule 14A Preliminary Proxy Statement dated May 16, 2002, previously filed by the Registrant.
(5)	Incorporated by reference to the Form 10-K for the year ended December 31, 2005, previously filed by the Registrant.
(6)	Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2006, previously filed by the Registrant.
(7)	Incorporated by reference to the Form 10-K for the year ended December 31, 2006, previously filed by the Registrant.
(8)	Incorporated by reference to the Form 8-K dated March 26, 2007, previously filed by the Registrant.
(9)	Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2007, previously filed by the Registrant.
(10)	Incorporated by reference to the Form 8-K dated January 24, 2008, previously filed by the Registrant.
(11)	Incorporated by reference to the Form 8-K dated March 7, 2008, previously filed by the Registrant.
(12)	Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2008, previously filed by the Registrant.
(13)	Incorporated by reference to the Form 8-K dated May 22, 2008, previously filed by the Registrant.
(14)	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2008, previously filed by the Registrant.
(15)	Incorporated by reference to the Form 10-Q for the quarter ended September 30, 2008, previously filed by the Registrant.
(16)	Incorporated by reference to the Form S-8 dated November 12, 2008, previously filed by the Registrant.
(17)	Incorporated by reference to the Form 10-K for the year ended December 31, 2008, previously filed by the Registrant.
(18)	Incorporated by reference to the Form 8-K dated April 20, 2009, previously filed by the Registrant.
(19)	Incorporated by reference to the Form 8-K dated April 24, 2009, previously filed by the Registrant.
(20)	Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2009, previously filed by the Registrant.
(21)	Incorporated by reference to the Form 8-K dated July 24, 2009, previously filed by the Registrant.
(22)	Incorporated by reference to the Form 8-K dated July 31, 2009, previously filed by the Registrant.
(23)	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2009, previously filed by the Registrant.

(24)	Incorporated by reference to the Form 10-K for the year ended December 31, 2009, previously filed by the Registrant.
(25)	Incorporated by reference to the Form 8-K dated April 14, 2010, previously filed by the Registrant.
(26)	Incorporated by reference to the Form S-4 dated May 19, 2010, previously filed by the Registrant.
(27)	Incorporated by reference to the Form S-8 dated May 19, 2010, previously filed by the Registrant.
(28)	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2010, previously filed by the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

By:	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer and President

Date:	February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Steven E. Bernstein	Chairman of the Board of Directors	February 25, 2011
Steven E. Bernstein

/s/ Jeffrey A. Stoops	Chief Executive Officer and President	February 25, 2011
Jeffrey A. Stoops	(Principal Executive Officer)

/s/ Brendan T. Cavanagh	Chief Financial Officer	February 25, 2011
Brendan T. Cavanagh	(Principal Financial Officer)

/s/ Brian D. Lazarus	Chief Accounting Officer	February 25, 2011
Brian D. Lazarus	(Principal Accounting Officer)

/s/ Brian C. Carr	Director	February 25, 2011
Brian C. Carr

/s/ Duncan H. Cocroft	Director	February 25, 2011
Duncan H. Cocroft

/s/ George R. Krouse Jr	Director	February 25, 2011
George R. Krouse Jr.

/s/ Jack Langer	Director	February 25, 2011
Jack Langer

/s/ Kevin L. Beebe	Director	February 25, 2011
Kevin L. Beebe

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of SBA Communications Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SBA Communications Corporation and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SBA Communications Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boca Raton, Florida

February 25, 2011

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$64,254	$161,317
Restricted cash	29,456	30,285
Short-term investments	4,016	5,352
Accounts receivable, net of allowance of $263 and $350 at December 31, 2010 and 2009, respectively	18,784	19,644
Costs and estimated earnings in excess of billings on uncompleted contracts	17,775	10,392
Prepaid and other current assets	12,442	9,848

Total current assets	146,727	236,838

Property and equipment, net	1,534,318	1,496,938
Intangible assets, net	1,500,012	1,435,591
Deferred financing fees, net	45,110	37,902
Other assets	174,008	106,377

Total assets	$3,400,175	$3,313,646

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,847	$9,219
Accrued expenses	21,429	28,110
Current maturities of long-term debt	—	28,648
Deferred revenue	61,138	54,013
Accrued interest	32,293	35,551
Other current liabilities	3,877	3,184

Total current liabilities	130,584	158,725

Long-term liabilities:
Long-term debt	2,827,450	2,460,402
Other long-term liabilities	112,008	94,570

Total long-term liabilities	2,939,458	2,554,972

Commitments and contingencies

Redeemable noncontrolling interests	13,023	—

Shareholders’ equity:
Preferred stock - par value $.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $.01, 400,000 and 200,000 shares authorized, 114,832 and 117,082 shares issued and outstanding at December 31, 2010 and 2009, respectively	1,148	1,171
Additional paid-in capital	2,243,457	2,228,268
Accumulated deficit	(1,929,670)	(1,627,602)
Accumulated other comprehensive income (loss), net	2,175	(2,803)

SBA Communications Corporation shareholders’ equity	317,110	599,034
Noncontrolling interests	—	915

Total shareholders’ equity	317,110	599,949

Total liabilities and shareholders’ equity	$3,400,175	$3,313,646

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the year ended December 31,
	2010	2009	2008
Revenues:
Site leasing	$535,444	$477,007	$395,541
Site development	91,175	78,506	79,413

Total revenues	626,619	555,513	474,954

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	119,141	111,842	96,175
Cost of site development	80,301	68,701	71,990
Selling, general and administrative	58,209	52,785	48,721
Acquisition related expenses	10,106	4,810	120
Asset impairment	5,862	3,884	921
Depreciation, accretion and amortization	278,727	258,537	211,445

Total operating expenses	552,346	500,559	429,372

Operating income	74,273	54,954	45,582

Other income (expense):
Interest income	432	1,123	6,883
Interest expense	(149,921)	(130,853)	(105,328)
Non-cash interest expense	(60,070)	(49,897)	(33,309)
Amortization of deferred financing fees	(9,099)	(10,456)	(10,746)
(Loss) gain from extinguishment of debt, net	(49,060)	(5,661)	44,269
Other income (expense)	29	163	(13,478)

Total other expense	(267,689)	(195,581)	(111,709)

Loss before provision for income taxes	(193,416)	(140,627)	(66,127)
Provision for income taxes	(1,005)	(492)	(1,037)

Net loss	(194,421)	(141,119)	(67,164)
Net (income) loss attributable to the noncontrolling interest	(253)	248	—

Net loss attributable to SBA Communications Corporation	$(194,674)	$(140,871)	$(67,164)

Net loss per common share attributable to SBA Communications Corporation:
Basic and diluted	$(1.68)	$(1.20)	$(0.61)

Basic and diluted weighted average number of common shares	115,591	117,165	109,882

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(in thousands)

	Class A		Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling		Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Interests	Total	Loss
BALANCE, December 31, 2007	108,380	$1,084	$1,644,455	$(1,247,902)	$(1,280)	$—	$396,357
Net loss	—	—	—	(67,164)	—	—	(67,164)	$(67,164)
Change in unfunded projected benefit obligation	—	—	—	—	(31)	—	(31)	(31)
Amortization of net deferred gain from settlement of derivative financial instruments	—	—	—	—	(557)	—	(557)	(557)
Write-off of net deferred loss from derivative instruments related to repurchase of debt	—	—	—	—	319	—	319	319

Total comprehensive loss								(67,433)
Less: Comprehensive loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	—

Comprehensive loss attributable to SBA Communications Corporation	—	—	—	—	—	—	—	$(67,433)

Stock issued in connection with acquisitions and earn-outs	8,514	85	295,546	—	—	—	295,631
Non-cash compensation	—	—	7,415	—	—	—	7,415
Stock issued in connection with stock purchase/option plans	696	7	6,496	—	—	—	6,503
Purchase of convertible note hedges	—	—	(137,698)	—	—	—	(137,698)
Equity component related to 1.875% convertible debt issuance	—	—	159,168	—	—	—	159,168
Proceeds from issuance of common stock warrants	—	—	56,183	—	—	—	56,183
Stock issued in connection with repurchases of the 0.375% convertible debt	3,408	34	54,997	—	—	—	55,031
Equity component related to repurchases of the 0.375% convertible debt	—	—	(647)	—	—	—	(647)
Repurchase and retirement of common stock	(3,473)	(35)	—	(119,965)	—	—	(120,000)

BALANCE, December 31, 2008	117,525	$1,175	$2,085,915	$(1,435,031)	$(1,549)	$—	$650,510
Net loss	—	—	—	(140,871)	—	(248)	(141,119)	$(141,119)
Amortization of net deferred loss from settlement of derivative financial instruments	—	—	—	—	622	—	622	622
Write-off of net deferred gain from derivative instruments related to repurchase of debt	—	—	—	—	(3,350)	—	(3,350)	(3,350)
Foreign currency translation adjustments	—	—	—	—	1,474	—	1,474	1,474

Total comprehensive loss	—	—	—	—	—	—	—	(142,373)
Less: Comprehensive loss attributable to the noncontrolling interests	—	—	—	—	—	—	—	114

Comprehensive loss attributable to SBA Communications Corporation	—	—	—	—	—	—	—	$(142,259)

Common stock issued in connection with acquisitions and earn-outs	864	9	20,303	—	—	—	20,312
Purchase of non-wholly owned entity	—	—	—	—	—	1,222	1,222
Non-cash compensation	—	—	8,260	—	—	—	8,260
Common stock issued in connection with stock purchase/option plans	689	7	7,038	—	—	—	7,045
Equity component related to 4.0% convertible debt issuance	—	—	168,933	—	—	—	168,933
Purchase of convertible note hedges	—	—	(160,100)	—	—	—	(160,100)
Proceeds from issuance of common stock warrants	—	—	98,491	—	—	—	98,491
Stock issued in connection with repurchases of the 0.375% convertible debt	618	6	11,193	—	—	—	11,199
Equity component related to repurchases of the 0.375% convertible debt	—	—	(11,830)	—	—	—	(11,830)
Stock received related to the termination of a portion of the 0.375% convertible note hedge	(874)	(9)	9	—	—	—	—
Stock issued related to the termination of a portion of the 0.375% convertible debt common stock warrants	328	3	(3)	—	—	—	—
Preferred return on capital contributions	—	—	59	—	—	(59)	—
Repurchase and retirement of common stock	(2,068)	(20)	—	(51,700)	—	—	(51,720)

BALANCE, December 31, 2009	117,082	$1,171	$2,228,268	$(1,627,602)	$(2,803)	$915	$599,949

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(in thousands)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling		Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Interests	Total	Loss
BALANCE, December 31, 2009	117,082	$1,171	$2,228,268	$(1,627,602)	$(2,803)	$915	$599,949
Net loss	—	—	—	(194,674)	—	253	(194,421)	$(194,421)
Amortization of deferred loss from settlement of derivative financial instruments	—	—	—	—	632	—	632	632
Write-off of deferred loss from derivative instruments related to repurchase of debt	—	—	—	—	3,645	—	3,645	3,645
Foreign currency translation adjustments					701	—	701	701

Total comprehensive loss	—	—	—	—	—	—	—	(189,443)
Less: Comprehensive income attributable to the noncontrolling interests	—	—	—	—	—	—	—	(298)

Comprehensive loss attributable to SBA Communications Corporation	—	—	—	—	—	—	—	$(189,741)

Net proceeds from the settlement of convertible note hedges	—	—	8,497	—	—	—	8,497
Purchase of redeemable noncontrolling interests	—	—	(7,500)	—	—	(703)	(8,203)
Exchange of redeemable noncontrolling interests	—	—	(12,492)	—	—	(465)	(12,957)
Non-cash compensation	—	—	10,560	—	—	—	10,560
Common stock issued in connection with stock purchase/option plans	924	9	16,124	—	—	—	16,133
Repurchase and retirement of common stock	(3,174)	(32)	—	(107,394)			(107,426)

BALANCE, December 31, 2010	114,832	$1,148	$2,243,457	$(1,929,670)	$2,175	$—	$317,110

The accompanying notes are an integral part of these consolidated financial statements

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(194,421)	$(141,119)	$(67,164)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization	278,727	258,537	211,445
Non-cash interest expense	60,070	49,897	33,309
Deferred income tax (benefit) provision	(737)	(265)	159
Asset impairment	5,862	3,884	921
Non-cash compensation expense	10,501	8,200	7,207
Provision (credit) for doubtful accounts	630	465	(81)
Amortization of deferred financing fees	9,099	10,456	10,746
Loss (gain) from extinguishment of debt, net	49,060	5,661	(44,269)
Write-down of investments	—	—	13,256
Other non-cash items reflected in the Statements of Operations	(467)	85	341
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	(5,919)	(3,497)	14,408
Prepaid and other assets	(15,023)	(8,546)	(10,906)
Accounts payable and accrued expenses	(3,313)	(4,008)	(6,189)
Accrued interest	(3,300)	29,605	2,423
Other liabilities	10,386	13,203	8,090

Net cash provided by operating activities	201,155	222,558	173,696

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and related earn-outs	(328,045)	(180,798)	(584,498)
Capital expenditures	(66,618)	(46,743)	(36,166)
Purchase of cost method investment	(32,300)	—	—
Purchase of investments	(4,566)	(9,164)	—
Proceeds from sales/maturities of investments	7,107	980	41,044
Proceeds from disposition of fixed assets	50	608	51
Proceeds (payment) of restricted cash relating to tower removal obligations	(667)	6,042	(980)

Net cash used in investing activities	(425,039)	(229,075)	(580,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 2010 Tower Securities, net of fees paid	1,212,194	—	—
Repurchase and retirement of common stock	(107,426)	(51,720)	(120,000)
Payment on early extinguishment of CMBS Certificates	(979,368)	(557,316)	(45,353)
Payments on extinguishment of convertible debt	(30,409)	(90,554)	(102,486)
Borrowings under 2010 Credit Facility and Senior Credit Facility	20,000	8,507	465,552
Proceeds from issuance of senior notes, net of original issue discount and fees paid	—	727,918	—
Proceeds from issuance of convertible senior notes, net of fees paid	—	488,195	536,815
Proceeds from employee stock purchase/stock option plans	16,133	7,045	6,503
Release (payment) of restricted cash relating to CMBS Certificates	526	7,073	(928)
Payment of deferred financing fees	(5,123)	(384)	(3,261)
Net proceeds from the settlement of convertible note hedges	8,497	—	—
Purchase of redeemable noncontrolling interests	(8,203)	—	—
Repayment of Senior Credit Facility	—	(239,060)	(235,000)
Repayment of Optasite Credit Facility	—	(149,117)	(1,000)
Proceeds from issuance of common stock warrants	—	98,491	56,183
Purchase of convertible note hedges	—	(160,100)	(137,698)
Payment related to termination of derivative instruments	—	—	(3,890)

Net cash provided by financing activities	126,821	88,978	415,437

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(97,063)	82,461	8,584
CASH AND CASH EQUIVALENTS:
Beginning of year	161,317	78,856	70,272

End of year	$64,254	$161,317	$78,856

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2010	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$153,607	$101,409	$103,085

Income taxes	$1,545	$684	$359

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:

Assets acquired through capital leases	$1,130	$239	$781

Class A common stock issued relating to acquisitions and earnouts	—	20,312	295,631

Fair value of debt assumed through acquisition	$—	$—	$147,000

Class A common stock issued in connection with early extinguishment of debt	$—	$11,199	$55,031

Contribution of DAS Networks in exchange for equity investment	$11,000	$—	$—

Exchange of redeemable noncontrolling interests	$12,500	$—	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

SBA Communications Corporation (the “Company” or “SBA”) was incorporated in the State of Florida in March 1997. The Company is a holding company that holds all of the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”). Telecommunications is a holding company that holds the outstanding capital stock of the International Subsidiaries and SBA Senior Finance, Inc. (“SBA Senior Finance”). SBA Senior Finance is a holding company that holds, directly or indirectly, the equity interest in certain subsidiaries that issued Secured Tower Revenue Securities Series 2010-1 (the “2010-1 Tower Securities”) and the Secured Tower Revenue Securities Series 2010-2 (the “2010-2 Tower Securities” and together with the 2010-1 Tower Securities, the “2010 Tower Securities”) and certain subsidiaries that were not involved in the issuance of the 2010 Tower Securities. With respect to the subsidiaries involved in the issuance of the 2010 Tower Securities, SBA Senior Finance is the sole member of SBA Holdings, LLC and SBA Depositor, LLC. SBA Holdings, LLC is the sole member of SBA Guarantor, LLC. SBA Guarantor, LLC holds all of the capital stock of the companies included in the 2010 Tower Securities referred to as the “Borrowers” (see Note 12). With respect to subsidiaries not involved in the issuance of the 2010 Tower Securities, SBA Senior Finance holds all of the membership interests in SBA Senior Finance II, LLC (“SBA Senior Finance II”) and certain non-operating subsidiaries. SBA Senior Finance II holds, directly or indirectly, all the capital stock in SBA Infrastructure Holdings I, Inc. (“Infrastructure” formerly known as Optasite) and certain other tower companies (known as “Tower Companies”). SBA Senior Finance II also holds, directly or indirectly, all the capital stock and/or membership interests of certain other subsidiaries involved in providing services, including SBA Network Services, Inc. (“Network Services”) as well as SBA Network Management, Inc. (“Network Management”) which manages and administers the operations of the Borrowers.

The table below outlines the legal structure of the Company at December 31, 2010:

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010, the Company owned and operated wireless communications towers in the United States and its territories. In addition, the Company owned towers in Canada, Costa Rica, El Salvador and Panama. Space on these towers is leased primarily to wireless service providers. As of December 31, 2010, the Company owned 9,111 tower sites.

Network Services provides comprehensive turnkey services for the telecommunications industry in the areas of site development services for wireless carriers and the construction and repair of transmission towers. Site development consulting services include (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and antennas; (4) support in buying or leasing of the location; and (5) assistance in obtaining zoning approvals and permits. Site construction services of the Company’s site development business includes a number of services, including, but not limited to the following: (1) tower and related site construction; (2) antenna installation; and (3) radio equipment installation, commissioning and maintenance.

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

Investment securities with original maturities of more than three months but less than one year at time of purchase are considered short-term investments. The Company’s short-term investments primarily consist of certificates of deposit with maturities of less than a year. Investment securities with maturities of more than a year are considered long-term investments and are classified in other assets on the accompanying Consolidated Balance Sheets. Long-term investments primarily consist of U.S. Treasuries, corporate bonds and preferred securities. Gross purchases and sales of the Company’s investments are presented within “Cash flows from investing activities” on the Company’s Consolidated Statements of Cash Flows.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

e.	Restricted Cash

The Company classifies all cash pledged as collateral to secure certain obligations and all cash whose use is limited as restricted cash. This includes cash held in escrow to fund certain reserve accounts relating to the 2010 Tower Securities and 2006 CMBS Certificates, for payment and performance bonds, and surety bonds issued for the benefit of the Company in the ordinary course of business (see Note 5).

f.	Property and Equipment

Property and equipment are recorded at cost or at estimated fair value (in case of acquired properties), adjusted for asset impairment and estimated asset retirement obligations. Costs associated with the development and construction of towers are capitalized as a cost of the towers. Costs for self-constructed towers include direct materials and labor, indirect costs and capitalized interest. Approximately $0.4 million and $0.2 million of interest cost was capitalized in 2010 and 2009, respectively.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

g.	Deferred Financing Fees

Financing fees related to the issuance of debt have been deferred and are being amortized using the effective interest rate method over the expected length of related indebtedness (see Note 12).

h.	Deferred Lease Costs

The Company defers certain initial direct costs associated with the origination of tenant leases and lease amendments and amortizes these costs over the initial lease term, generally five years, or over the lease term remaining if related to a lease amendment. Such deferred costs were approximately $4.7 million, $4.0 million, and $3.8 million in 2010, 2009, and 2008, respectively. Amortization expense was $3.6 million, $3.3 million, and $2.7 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in cost of site leasing on the accompanying Consolidated Statements of Operations. As of December 31, 2010 and 2009, unamortized deferred lease costs were $9.4 million and $8.3 million, respectively, and are included in other assets on the accompanying Consolidated Balance Sheets.

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

The Company records an impairment charge when the Company believes an investment in towers or related assets has been impaired, such that future undiscounted cash flows would not recover the then current carrying value of the investment in the tower site and related intangible. Estimates and assumptions inherent in the impairment evaluation include, but are not limited to, general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. In addition, the Company makes certain assumptions in determining an asset’s fair value for the purpose of calculating the amount of an impairment charge. The Company recorded an impairment charge of $5.9 million, $3.9 million and $0.9 million for the twelve months ended December 31, 2010, 2009 and 2008, respectively (see Note 17).

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

Revenue from construction projects is recognized on the percentage-of-completion method of accounting, determined by the percentage of cost incurred to date compared to management’s estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contracts nears completion. The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents expenses incurred and revenues recognized in excess of amounts billed. The liability “billings in excess of costs and estimated earnings on uncompleted contracts,” included within other current liabilities on the Company’s Consolidated Balance Sheets, represents billings in excess of revenues recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined to be probable.

The Company performs periodic credit evaluations of its customers. The Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience, specific customer collection issues identified and past due balances as determined based on contractual terms. Interest is charged on outstanding receivables from customers on a case by case basis in accordance with the terms of the respective contracts or agreements with those customers. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts in the period in which uncollectibility is determined to be probable.

The following is a rollforward of the allowance for doubtful accounts for the years ended December 31, 2010, 2009, and 2008;

	For the year ended December 31,
	2010	2009	2008
		(in thousands)
Beginning balance	$350	$852	$1,186
Allowance recorded relating to acquisitions	—	10	—
Provision (credits) for doubtful accounts	630	465	(81)
Write-offs, net of recoveries	(717)	(977)	(253)

Ending balance	$263	$350	$852

m.	Cost of Revenue

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

n.	Income Taxes

The Company had taxable losses during the years ended December 31, 2010, 2009 and 2008, and as a result, net operating loss carry-forwards have been generated. The majority of these net operating loss carry-forwards are fully reserved as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses. The tax years 1997 through 2010 remain open to examination by the major jurisdictions in which the Company operates.

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

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including stock options, restricted stock units and employee stock purchases under employee stock purchase plans. The Company records compensation expense, net of estimated forfeitures, for stock options and restricted stock units on a straight-line basis over the vesting period. Compensation expense for employee stock options is based on the estimated fair value of the options on the date of the grant using the Black-Scholes option-pricing model. The stock options granted to non-employees are valued using the Black-Scholes option-pricing model based on the market price of the underlying common stock on the “valuation date,” which for options to non-employees is the vesting date. Expense related to the options granted to non-employees is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Compensation expense for restricted stock units is based on the fair market value of the units awarded at the date of the grant.

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

The Company has entered into ground leases for the land underlying the majority of the Company’s towers. A majority of these leases require the Company to restore leaseholds to their original condition upon termination of the ground lease. The asset retirement obligation at December 31, 2010 and December 31, 2009 was $5.2 million and $4.6 million, respectively, and is included in other long-term liabilities on the Consolidated Balance Sheets. Upon settlement of the obligations, any difference between the cost to retire an asset and the recorded liability is recorded in the Consolidated Statements of Operations as a gain or loss. In determining the impact of the asset retirement obligations, the Company considered the nature and scope of the contractual restoration obligations contained in the Company’s third party ground leases, the historical retirement experience as an indicator of future restoration probabilities, intent in renewing existing ground leases through lease termination dates, current and future value and timing of estimated restoration costs and the credit adjusted risk-free rate used to discount future obligations.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the activity of the asset retirement obligation liability:

	For the year ended December 31,
	2010	2009
	(in thousands)
Asset retirement obligation at January 1	$4,641	$4,198
Additional liabilities accrued	320	160
Accretion expense	323	314
Revision in estimates	(70)	(31)

Ending balance	$5,214	$4,641

q.	Loss Per Share

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

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net income (loss) and “other comprehensive income (loss).” Comprehensive income (loss) is presented in the Consolidated Statements of Shareholders’ Equity.

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

t.	Reclassifications

Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

3.	CURRENT ACCOUNTING PRONOUNCEMENTS

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 updates ASC Topic 855, Subsequent Events. ASU 2010-09 removes the requirement to disclose the date through which an entity has evaluated subsequent events. The Company adopted the provisions of ASU 2010-09 upon issuance with no material impact to the Company’s financial position or results of operations.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Items Measured at Fair Value on a Recurring Basis— The carrying values of the Company’s financial instruments that approximate fair value due to the short maturity of those instruments primarily includes cash and cash equivalents, short-term investments, restricted cash, accounts receivable, and accounts payable. These financial instruments are valued using Level 1 inputs. Level 1 valuations rely on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Long-term investments which are included in other assets on the Company’s Consolidated Balance Sheet consist of U.S. treasuries, corporate bonds and preferred securities (formerly auction rate securities) (see Note 2 for additional information).

During the year ended December 31, 2010 and 2009, there were no changes in the fair value of the preferred securities (formerly auction rate securities). The Company recorded $13.3 million of other–than–temporary impairment charges in other income (expense) on its Consolidated Statements of Operations for the year ended December 31, 2008. The Company determined the other-than-temporary impairment charge for the year ended December 31, 2008 based on a variety of factors, including the significant decline in fair value indicated for the individual investments, the adverse market conditions impacting preferred securities (formerly auction rate securities) and the exercise of the put rights that resulted in the Company owning shares of FGIC Preferred Stock and shares of Ambac Preferred Stock.

The Company has estimated the fair value of these preferred securities (formerly auction rate securities) utilizing a Level 3 valuation methodology. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The assumptions used in the valuation included the ultimate time horizon over which dividends are anticipated to be paid on the preferred stock, the coupon rate for these securities, and the appropriate discount margins. The Company continues to monitor market and other conditions in assessing whether further changes in the fair value of these securities are warranted. These estimated fair values could change based on future market conditions and as such, the Company may be required to record additional unrealized losses for impairment if the Company determines there are further declines in their fair value.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending balances for the preferred securities (formerly auction rate securities) that use significant unobservable inputs (Level 3) as of December 31, 2010 and 2009 is as follows:

Preferred Securities
(in thousands)
Beginning balance, December 31, 2008	$986
Sales	—
Realized/unrealized gains and losses	—

Ending balance, December 31, 2009	986
Sales	(867)
Realized/unrealized gains and losses	—

Ending balance, December 31, 2010	$119

Items Measured at Fair Value on a Nonrecurring Basis—The Company’s long-lived assets (see Note 2), intangibles, asset retirement obligations (see Note 2) and earnouts related to acquisitions (see Note 6) are measured at fair value on a nonrecurring basis using Level 3 inputs. The fair value of the long-lived assets, intangibles and asset retirement obligations is calculated using a discounted cash flow model. The fair value of the earnouts is based on the anticipated future earnout obligations. The Company recorded an impairment charge of $5.9 million, $3.9 million and $0.9 million for the twelve months ended December 31, 2010, 2009 and 2008, respectively (see Note 17).

Fair Value of Financial Instruments— The carrying value of the Company’s financial instruments, with the exception of long-term debt including current portion, reasonably estimate the related fair values as of December 31, 2010 and December 31, 2009.

The Company determines fair value of its debt instruments utilizing various sources including quoted prices and indicative quotes (that is non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The following table reflects fair values, principal values and carrying values of the Company’s debt instruments (see Note 12).

	As of December 31, 2010			As of December 31, 2009
	Fair Value	Principal Value	Carrying Value	Fair Value	Principal Value	Carrying Value
	(in millions)
0.375% Convertible Senior Notes due 2010	$—	$—	$—	$34.2	$30.4	$28.6
1.875% Convertible Senior Notes due 2013	$617.4	$550.0	$464.0	$564.4	$550.0	$432.5
4.0% Convertible Senior Notes due 2014	$744.4	$500.0	$368.5	$652.5	$500.0	$342.8
8.0% Senior Notes due 2016	$405.9	$375.0	$372.9	$388.1	$375.0	$372.6
8.25% Senior Notes due 2019	$409.7	$375.0	$372.1	$393.8	$375.0	$371.9
4.254% 2010-1 Tower Securities	$691.9	$680.0	$680.0	$—	$—	$—
5.101% 2010-2 Tower Securities	$556.9	$550.0	$550.0	$—	$—	$—
2010 Credit Facility	$20.0	$20.0	$20.0	$—	$—	$—
2006 CMBS Certificates	$—	$—	$—	$961.5	$940.6	$940.6

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	RESTRICTED CASH

Restricted cash consists of the following:

	As of	As of
	December 31, 2010	December 31, 2009	Included on Balance Sheet
	(in thousands)
Securitization escrow accounts	$28,583	$29,108	Restricted cash - current asset
Payment and performance bonds	873	1,177	Restricted cash - current asset
Surety bonds and workers compensation	11,392	11,097	Other assets - noncurrent

Total restricted cash	$40,848	$41,382

Pursuant to the terms of the Mortgage Pass-Through Certificates Series 2006-1 (the “2006 CMBS Certificates”) and, upon their refinancing, pursuant to the terms of the Secured Tower Revenue Securities Series 2010-1 (the “2010-1 Tower Securities”) and the Secured Tower Revenue Securities Series 2010-2 (the “2010-2 Tower Securities” and together with the 2010-1 Tower Securities, the “2010 Tower Securities”) (see Note 12), the Company is required to establish a controlled deposit account, held by the indenture trustee, into which all rents and other sums due on the towers that secured the 2006 CMBS Certificates and those that currently secure the 2010 Tower Securities are directly deposited by the lessees. These restricted cash amounts are used to fund reserve accounts for the payment of (1) debt service costs, (2) ground rents, real estate and personal property taxes and insurance premiums related to tower sites, (3) trustee and servicing expenses, (4) management fees, and (5) to reserve a portion of advance rents from tenants. The restricted cash in the controlled deposit account in excess of required reserve balances is subsequently released to the Borrowers (as defined in Note 12) monthly, provided that the Borrowers are in compliance with their debt service coverage ratio and that no Event of Default has occurred. All monies held by the indenture trustee are classified as restricted cash on the Company’s Consolidated Balance Sheets.

Securitization escrow accounts relate to funds that are required to be in escrow, initially pursuant to the terms of the 2006 CMBS Certificates and, upon their refinancing, pursuant to the terms of the 2010 Tower Securities. Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of December 31, 2010, the Company had $19.7 million in surety, payment and performance bonds for which it is only required to post $9.6 million in collateral. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of December 31, 2010 and 2009, the Company had pledged $2.2 million and $2.4 million, respectively, as collateral related to its workers compensation policy. Restricted cash for surety bonds and workers compensation are included in other assets on the Company’s Consolidated Balance Sheets.

6.	ACQUISITIONS

During the year ended December 31, 2010, the Company acquired 712 completed towers and related assets and liabilities from various sellers. The aggregate consideration paid for these towers and related assets (excluding working capital adjustments) was approximately $298.4 million which was paid in cash. In addition, as part of the ground lease purchase program, the Company paid, in cash, an aggregate of $9.0 million for long-term lease extensions and $25.0 million for land and perpetual easement purchases during the year ended December 31, 2010. The Company accounted for these acquisitions under the acquisition method of accounting. The acquisitions are recorded at fair market value at the date of each acquisition. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2010, the Company acquired an equity interest in distributed antenna system (“DAS”) provider Extenet Systems, Inc. for approximately $32.3 million in cash and the contribution of its existing DAS business. The investment in Extenet Systems, Inc. is accounted for under the cost method of accounting.

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

On September 16, 2008, a wholly-owned subsidiary of the Company merged with Optasite Holding Company Inc. (“Optasite”) and Optasite became a wholly-owned subsidiary of the Company. As of the closing, Optasite owned 528 tower sites, located in 31 states, Puerto Rico and the U.S. Virgin Islands and had approximately 38 managed site locations. Pursuant to the terms of the merger agreement, the Company issued 7.25 million shares of SBA Class A common stock to the Optasite security holders, assumed Optasite’s fully-drawn $150.0 million senior credit facility (see Note 12) and assumed approximately $26.9 million of additional liabilities. The aggregate consideration paid for Optasite was approximately $433.3 million (excluding any working capital adjustments). The results of operations of Optasite are included with those of the Company from the date of the acquisition.

On October 20, 2008, a wholly-owned subsidiary of the Company acquired Light Tower Wireless, LLC (“Light Tower”), the wireless infrastructure subsidiary of Light Tower, LLC. Light Tower became a wholly-owned subsidiary of the Company. As of the closing, Light Tower owned 340 wireless communications towers, five managed sites and five distributed antenna system (“DAS”) networks. The aggregate purchase price paid for these towers and related assets was approximately $224.0 million (excluding any working capital adjustments) which was paid in cash. The results of operations of Light Tower are included with those of the Company from the date of the acquisition.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended December 31, 2010 and 2009, certain earnings targets associated with the acquired towers were achieved, and therefore, the Company paid in cash $8.7 million and $3.4 million, respectively. For the year ended December 31, 2009, the Company issued approximately 78,000 shares of Class A common stock as a result of acquired towers exceeding certain performance targets. As of December 31, 2010, the Company’s estimate of its potential obligation if the performance targets contained in various acquisition agreements were met was $3.3 million which the Company recorded in accrued expenses. The maximum potential obligation related to the performance targets was $7.9 million as of December 31, 2010. These obligations are associated with new build and tower acquisition programs within the Company’s site leasing segment.

Subsequent to December 31, 2010, the Company acquired 123 towers from third party sellers in exchange for $63.6 million in cash.

7.	INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of December 31, 2010			As of December 31, 2009
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value
	(in thousands)
Current contract intangibles	$1,206,114	$(248,308)	$957,806	$1,099,164	$(173,351)	$925,813
Network location intangibles	684,497	(142,291)	542,206	610,222	(100,444)	509,778

Intangible assets	$1,890,611	$(390,599)	$1,500,012	$1,709,386	$(273,795)	$1,435,591

All intangibles noted above are contained in the Company’s site leasing segment. The Company amortizes its intangibles using the straight line method over fifteen years. Amortization expense relating to the intangible assets above was $117.0 million, $107.6 million and $77.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the purchase price is finalized for each acquisition.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated amortization expense on the Company’s current contract and network location intangibles is as follows:

For the year ended December 31,	(in thousands)
2011	$126,041
2012	126,041
2013	126,041
2014	126,041
2015	126,041
Thereafter	869,807

Total	$1,500,012

8.	PROPERTY AND EQUIPMENT, NET

Property and Equipment, net (including assets held under capital leases) consists of the following:

	As of	As of
	December 31, 2010	December 31, 2009
	(in thousands)
Towers and related components	$2,407,322	$2,259,405
Construction-in-process	24,984	11,477
Furniture, equipment and vehicles	24,045	22,804
Land, buildings and improvements	143,445	117,926

	2,599,796	2,411,612
Less: accumulated depreciation	(1,065,478)	(914,674)

Property and equipment, net	$1,534,318	$1,496,938

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $161.4 million, $150.6 million, and $133.7 million for the years ended December 31, 2010, 2009, and 2008, respectively. At December 31, 2010 and 2009, non-cash capital expenditures that are included in accounts payable and accrued expenses were $4.7 million and $1.9 million, respectively.

9.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of the following:

	As of	As of
	December 31, 2010	December 31, 2009
	(in thousands)
Costs incurred on uncompleted contracts	$43,686	$32,567
Estimated earnings	14,809	11,282
Billings to date	(41,728)	(33,800)

	$16,767	$10,049

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These amounts are included in the accompanying Consolidated Balance Sheets under the following captions:

	As of	As of
	December 31, 2010	December 31, 2009
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$17,775	$10,392
Other current liabilities (Billings in excess of costs and estimated earnings on uncompleted contracts)	(1,008)	(343)

	$16,767	$10,049

At December 31, 2010, five significant customers comprised 81.4% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, while at December 31, 2009, five significant customers comprised 83.2% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

10.	CONCENTRATION OF CREDIT RISK

The Company’s credit risks consist primarily of accounts receivable with national, regional and local wireless service providers and federal and state government agencies. The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts, as required, based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company generally does not require collateral. The following is a list of significant customers (representing at least 10% of revenue for all periods reported) and the percentage of total revenue for the specified time periods derived from such customers:

	Percentage of Total Revenues For the year ended December 31,
	2010	2009	2008

AT&T (1)	23.9%	23.8%	23.1%
Sprint (2)	20.4%	21.9%	25.0%
Verizon Wireless (3)	14.8%	15.4%	15.6%
T-Mobile	11.6%	13.7%	11.2%

The Company’s site leasing, site development consulting and site development construction segments derive revenue from these customers. Client percentages of total revenue in each of the segments are as follows:

	Percentage of Site Leasing Revenues For the year ended December 31,
	2010	2009	2008

AT&T (1)	28.0%	27.7%	27.6%
Sprint (2)	23.6%	25.3%	27.3%
Verizon Wireless (3)	15.4%	16.0%	15.7%
T-Mobile	11.7%	11.8%	10.7%

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Percentage of Site Development Consulting Revenues For the year ended December 31,
	2010	2009	2008
Cox Communications	17.0%	8.6%	0.0%
Verizon Wireless (3)	15.1%	23.6%	24.2%
Nsoro Mastec, LLC	13.4%	9.3%	4.9%
T-Mobile	6.0%	13.9%	7.6%
Sprint (2)	1.7%	0.5%	22.9%
Metro PCS	0.5%	5.8%	13.3%

	Percentage of Site Development
	Construction Revenues
	For the year ended December 31,
	2010	2009	2008
Nsoro Mastec, LLC	36.0%	24.9%	2.4%
T-Mobile	11.8%	28.2%	15.8%
Verizon Wireless(3)	10.2%	8.3%	12.3%
Metro PCS	3.7%	9.0%	11.9%
Sprint (2)	1.6%	1.8%	10.8%

(1)	2008 number has been restated due to 2009 merger of AT&T and Centennial
(2)	2008 number has been restated due to 2009 merger of Sprint and IPCS Wireless
(3)	2008 number has been restated due to 2009 merger of Verizon and Alltel

Five significant customers comprised 50.5% of total gross accounts receivable at December 31, 2010 compared to five significant customers which comprised 48.3% of total gross accounts receivable at December 31, 2009.

11.	ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	December 31, 2010	December 31, 2009
	(in thousands)
Accrued earnouts	$3,263	$8,039
Salaries and benefits	5,087	4,819
Real estate and property taxes	6,001	5,674
Other	7,078	9,578

	$21,429	$28,110

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	DEBT

The carrying value of debt consists of the following:

	As of	As of
	December 31, 2010	December 31, 2009
	(in thousands)
0.375% Convertible Senior Notes due 2010. Principal balance of $30.4 million as of December 31, 2009.	$—	$28,648
1.875% Convertible Senior Notes due 2013. Principal balance of $550.0 million as of December 31, 2010 and December 31, 2009.	463,970	432,459
4.0% Convertible Senior Notes due 2014. Principal balance of $500.0 million as of December 31, 2010 and December 31, 2009.	368,463	342,820
8.0% Senior Notes due 2016. Principal balance of $375.0 million as of December 31, 2010 and December 31, 2009.	372,889	372,604
8.25% Senior Notes due 2019. Principal balance of $375.0 million as of December 31, 2010 and December 31, 2009.	372,128	371,910
4.254% Secured Tower Revenue Securities Series 2010-1.	680,000	—
5.101% Secured Tower Revenue Securities Series 2010-2.	550,000	—
2010 Senior Credit Facility originated in February 2010. Maturity date of February 11, 2015.	20,000	—
Commercial Mortgage Pass-Through Certificates Series 2006-1. Interest at fixed rates ranging from 5.314% to 7.825%.	—	940,609

Total debt	2,827,450	2,489,050
Less: current maturities of long-term debt	—	(28,648)

Total long-term debt, net of current maturities	$2,827,450	$2,460,402

The aggregate principal amount of long-term debt maturing in each of the next five years is none in 2011 and 2012, $550.0 million in 2013, $500.0 million in 2014, $700.0 million in 2015 and $1.3 billion thereafter.

The CMBS Certificates

Commercial Mortgage Pass-Through Certificates, Series 2005-1

On November 18, 2005, a New York common law trust (the “Trust”), formed by an indirect subsidiary of the Company, issued in a private transaction, $405.0 million of 2005 CMBS Certificates, Series 2005-1 (the “2005 CMBS Certificates”).

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

On July 28, 2009, the Company repaid the remaining principal balance of $380.2 million of the 2005 CMBS Certificates and paid $10.1 million for related prepayment consideration plus accrued interest and fees. During the year ended December 31, 2009, but prior to the payoff of the principal balance, the Company repurchased an aggregate of $18.6 million, in principal amount of 2005 CMBS Certificates for $16.6 million in cash. The Company recorded in its Consolidated Statements of Operations a $7.2 million net loss on the early extinguishment of debt for the year ended December 31, 2009. During 2008, the Company repurchased an

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

aggregate of $6.2 million in principal amount of the 2005 CMBS Certificates for $5.5 million in cash. The Company recorded in its Consolidated Statements of Operations a $0.7 million gain on early extinguishment of debt for the year ended December 31, 2008.

Commercial Mortgage Pass-Through Certificates Series 2006-1

On November 6, 2006, the Trust issued in a private transaction $1.15 billion of 2006 CMBS Certificates. The 2006 CMBS Certificates consisted of nine subclasses with annual pass-through interest rates ranging from 5.314% to 7.825%. The weighted average annual fixed coupon interest rate of the 2006 CMBS Certificates was 5.9%, payable monthly, and the effective weighted average annual fixed interest rate was 6.2% after giving effect to the settlement of the nine interest rate swap agreements entered into in contemplation of the transaction (see Note 13).

On April 16, 2010, the Company repaid the remaining principal balance of $938.6 million of the 2006 CMBS Certificates and paid $38.5 million for prepayment consideration plus accrued interest and fees. During the year-to-date period ended December 31, 2010, but prior to the payoff of the principal balance, the Company repurchased an aggregate of $2.0 million in principal amount of 2006 CMBS Certificates for $2.1 million in cash. The Company recorded on the Company’s Consolidated Statements of Operations a $49.0 million loss on extinguishment of debt related to the repurchases and prepayment during the year ended December 31, 2010.

During the year ended 2009, the Company repurchased an aggregate of $150.1 million in principal amount of 2006 CMBS Certificates for $150.5 million in cash. The Company recorded in its Consolidated Statements of Operations a $2.7 million loss on the early extinguishment of debt for the year ended December 31, 2009. During 2008, the Company repurchased an aggregate of $59.3 million in principal amount of 2006 CMBS Certificates for $39.8 million in cash and recorded in its Consolidated Statements of Operations a $18.2 million gain on early extinguishment of debt for the year ended December 31, 2008.

During the year ended December 31, 2010, 2009 and 2008, the Company incurred $16.4 million, $74.6 million and $91.8 million of interest expense related to the 2005 CMBS Certificates and 2006 CMBS Certificates, respectively.

Secured Tower Revenue Securities Series 2010

On April 16, 2010, the Trust issued $680.0 million of 2010-1 Tower Securities and $550.0 million of 2010-2 Tower Securities. The 2010-1 Tower Securities have an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The weighted average annual fixed coupon interest rate of the 2010 Tower Securities is 4.6%, payable monthly. The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 16, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 16, 2017 and April 16, 2042, respectively. The Company incurred deferred financing fees of approximately $17.8 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2010 Tower Securities. Net proceeds from the 2010 Tower Securities were used to repay in full the outstanding 2006 CMBS Certificates in the amount of $938.6 million and pay the related prepayment consideration plus accrued interest and fees. The remaining net proceeds were used for general corporate purposes.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

mortgage loan was amended to create two new loan components, each with terms that are identical to the series of 2010 Tower Securities to which it relates. The Borrowers are jointly and severally liable for all obligations under the mortgage loan.

The mortgage loan underlying the 2010 Tower Securities will be paid from the operating cash flows from the aggregate 3,683 tower sites owned by the Borrowers. The mortgage loan is secured by (i) mortgages, deeds of trust and deeds to secure debt on a substantial portion of the tower sites, (ii) a security interest in substantially all of the Borrowers’ personal property and fixtures, (iii) the Borrowers’ rights under certain tenant leases, and (iv) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., the Company’s indirect subsidiary, is entitled to receive a management fee equal to 7.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

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

Pursuant to the terms of the 2010 Tower Securities, all rents and other sums due on any of the tower sites owned by the Borrowers are directly deposited by the lessees into a controlled deposit account and are held by the indenture trustee. The monies held by the indenture trustee after the release date are classified as restricted cash on the Company’s Consolidated Balance Sheets (see Note 5). However, if the Debt Service Coverage Ratio, defined as the net cash flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers are required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30x or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the Debt Service Coverage Ratio exceeds 1.30x for two consecutive calendar quarters. If the Debt Service Coverage Ratio falls below 1.15x as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the Debt Service Coverage Ratio exceeds 1.15x for a calendar quarter. The mortgage loan agreement, as amended, also includes covenants customary for mortgage loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. As of December 31, 2010, the Borrowers met the required Debt Service Coverage Ratio and were in compliance with all other covenants.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred cash interest expense of $40.7 million during the year ended December 31, 2010 related to the 2010 Tower Securities.

0.375% Convertible Senior Notes due 2010

On March 26, 2007, the Company issued $350.0 million of its 0.375% Convertible Senior Notes (the “0.375% Notes”). Interest was payable semi-annually on June 1 and December 1. The 0.375% Notes had a maturity date of December 1, 2010.

On October 5, 2010, the Company provided notice to the trustee and holders of its 0.375% Notes that the Company had elected to settle 100% of its conversion obligation relating to the 0.375% Notes in cash.

Pursuant to the terms of the Indenture, on or prior to November 26, 2010, the Company received conversion notices from holders of an aggregate of $30.3 million in principal of our 0.375% Notes. Pursuant to Section 10.02 of the Indenture, these notes were converted at a price of $1,152.78 per $1,000 of principal or an aggregate of $34.9 million. Concurrently with the settlement of the Company’s conversion obligation, the Company settled two convertible note hedge transactions that the Company had initially purchased at the time the 0.375% Notes were issued. In connection with the settlement of these options, the Company received an aggregate of $13.1 million (including $8.5 million attributable to a portion held by a wholly-owned subsidiary of the Company). The remaining $120,000 aggregate principal amount of 0.375% Notes that was not earlier converted or repurchased matured on December 1, 2010. On December 1, 2010, the Company satisfied its obligation on the notes held to maturity by paying $120,000 in cash plus accrued interest.

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

The Company was amortizing the debt discount on the 0.375% Notes utilizing the effective interest method over the life of the 0.375% Notes which increased the effective interest rate of the 0.375% Notes from its coupon rate of 0.375% to 6.9%. The Company incurred cash interest expense of $0.05 million, $0.2 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company recorded non-cash interest expense of $1.8 million, $3.7 million and $17.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The Company is amortizing the debt discount on the 1.875% Notes utilizing the effective interest method over the life of the 1.875% Notes which increases the effective interest rate of the 1.875% Notes from its coupon rate of 1.875% to 9.4%. The Company incurred cash interest expense of $10.3 million, $10.3 million and $6.5 million for each of the years ended December 31, 2010, 2009 and 2008, respectively and non-cash interest expense of $31.5 million, $28.7 million and $16.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, the carrying amount of the equity component related to the 1.875% Notes was $159.2 million.

The 1.875% Notes are reflected in long-term debt in the Company’s Consolidated Balance Sheets at carrying value. The following table summarizes the balances for the 1.875% Notes:

	As of	As of
	December 31, 2010	December 31, 2009
	(in thousands)
Principal balance	$550,000	$550,000
Debt discount	(86,030)	(117,541)

Carrying value	$463,970	$432,459

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

Concurrently with the pricing of the 4.0% Notes, the Company entered into convertible note hedge transactions whereby the Company purchased from affiliates of certain of the initial purchasers of the 4.0% Notes an option covering 16,458,196 shares of its Class A common stock at an initial strike price of $30.38 per share (the same as the initial conversion price of the notes). Separately and concurrently with the pricing of the 4.0% Notes, the Company entered into warrant transactions whereby it sold to affiliates of certain of the initial purchasers of the 4.0% Notes warrants to acquire 16,458,196 shares of its Class A common stock at an initial price of $44.64 per share. The Company used approximately $61.6 million of the net proceeds from the 4.0% Notes offering plus the proceeds from the warrant transactions to fund the cost of the convertible note hedge transactions. The convertible note hedge transactions and the warrant transactions, taken as a whole, effectively increase the conversion price of the 4.0% Notes from $30.38 per share to $44.64 per share, reflecting a premium of 80% based on the closing stock price of $24.80 per share of the Company’s Class A common stock on April 20, 2009. If the market price the Company’s Class A common stock exceeded the upper strike price of $44.64 per share on the conversion date of the 4.0% Notes, then the Company will be subject to dilution or cost upon conversion of the 4.0% Notes. The remaining net proceeds of $376.6 million were used for general corporate purposes, including repurchases or repayments of the Company’s outstanding debt.

The Company is amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate of the 4.0% Notes from its coupon rate of 4.0% to 13.0%. The Company incurred cash interest expense of $20.0 million, and $13.8 million for the years ended December 31, 2010 and 2009, respectively, and non-cash interest expense of $25.6 million and $15.8 million for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, the carrying amount of the equity component related to the 4.0% Notes was $169.0 million.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 4.0 % Notes are reflected in long-term debt in the Company’s Consolidated Balance Sheets at carrying value. The following table summarizes the balances for the 4.0% Notes:

	As of	As of
	December 31, 2010	December 31, 2009
	(in thousands)
Principal balance	$500,000	$500,000
Debt discount	(131,537)	(157,180)

Carrying value	$368,463	$342,820

Senior Notes

On July 24, 2009, the Company’s wholly-owned subsidiary, SBA Telecommunications, Inc. (“Telecommunications”), issued $750.0 million of unsecured senior notes (the “Senior Notes”), $375.0 million of which are due August 15, 2016 (the “2016 Notes”) and $375.0 million of which are due August 15, 2019 (the “2019 Notes”). The 2016 Notes have an interest rate of 8.00% and were issued at a price of 99.330% of their face value. The 2019 Notes have an interest rate of 8.25% and were issued at a price of 99.152% of their face value. Interest on the 2016 Notes and 2019 Notes is due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. The Company incurred deferred financing fees of approximately $16.5 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the Senior Notes. Net proceeds of this offering were $727.8 million after deducting expenses and the original issue discount.

Telecommunications used the net proceeds from this offering to repay the 2005 CMBS Certificates issued by its subsidiary and the related prepayment consideration, repay and terminate the Optasite Credit Facility and repay Senior Credit Facility and 0.375% Notes. The remaining net proceeds were used for general corporate purposes.

The 2016 Notes and the 2019 Notes are subject to redemption in whole or in part on or after August 15, 2012 and on or after August 15, 2014, respectively, at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to August 15, 2012 for the 2016 Notes and August 15, 2014 for the 2019 Notes, Telecommunications may at its option redeem all or a portion of the 2016 Notes or 2019 Notes at a redemption price equal to 100% of the principal amount thereof plus a “make whole” premium plus accrued and unpaid interest. In addition, Telecommunications may redeem up to 35% of the originally issued aggregate principal amount of each of the 2016 Notes and 2019 Notes with the net proceeds of certain equity offerings at a redemption price of 108.00% and 108.25%, respectively, of the principal amount of the redeemed notes plus accrued and unpaid interest.

The Company is amortizing the debt discount on the 2016 Notes and 2019 Notes utilizing the effective interest method over the life of the 2016 Notes and 2019 Notes, respectively.

The Company incurred cash interest expense related to the 2016 Notes of $30.0 million and $13.1 million for the years ended December 31, 2010 and 2009, respectively, and non-cash interest expense of $0.3 million and $0.1 million for years ended December 31, 2010 and 2009, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred cash interest expense related to the 2019 Notes of $30.9 million and $13.5 million for the years ended December 31, 2010 and 2009, respectively, and non-cash interest expense of $0.2 million and $0.1 million for years ended December 31, 2010 and 2009, respectively.

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

SBA Communications Corporation is a holding company with no business operations of its own and its only significant asset is the outstanding capital stock of Telecommunications. Telecommunications is 100% owned by SBA Communications Corporation. The Company has fully and unconditionally guaranteed the Senior Notes issued by Telecommunications.

On July 15, 2010, Telecommunications and the Company consummated an exchange offer pursuant to which outstanding unregistered notes of each series of the Senior Notes were exchanged for registered notes of the respective series.

2010 Credit Facility

On February 11, 2010, SBA Senior Finance II, an indirect wholly-owned subsidiary of the Company, entered into a credit agreement for a $500.0 million senior secured revolving credit facility (the “2010 Credit Facility”) with several banks and other financial institutions or entities from time to time parties to the credit agreement (the “Credit Agreement”). Amounts borrowed under the 2010 Credit Facility are secured by a first lien on the capital stock of Telecommunications, SBA Senior Finance, Inc. and SBA Senior Finance II, and substantially all of the assets, other than leasehold, easement or fee interests in real property, of SBA Senior Finance II and the Subsidiary Guarantors (as defined in the Credit Agreement). The Company incurred deferred financing fees of $4.9 million associated with the closing of this transaction. In addition, at the time of termination of the Senior Credit Facility, the remaining deferred financing fees balance of approximately $1.0 million was transferred to the 2010 Credit Facility in accordance with FASB accounting guidance for revolving credit facilities.

The 2010 Credit Facility consists of a revolving loan up to $500.0 million, based on SBA Senior Finance II’s ratio of Annualized Adjusted EBITDA to Consolidated Total Debt plus Net Hedge Exposure, may be borrowed, repaid and redrawn subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing as set forth in the Credit Agreement. The Credit Agreement requires SBA Senior Finance II and the Company to maintain specific financial ratios, including, at the SBA Senior Finance II level, a ratio of Consolidated Total Debt to Annualized Borrower EBITDA (as defined in the Credit Agreement) that does not exceed 5.0x for any fiscal quarter, a ratio of Consolidated Total Debt and Net Hedge Exposure (as defined in the Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 5.0x for 30 consecutive days and a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (as defined in the Credit Agreement) of not less than 2.0x for any fiscal quarter. In addition, the Company’s ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for any fiscal quarter on an annualized basis cannot exceed 8.9x. The Credit Agreement also contains customary affirmative and negative covenants that, among other things, limit SBA Senior Finance II’s ability to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions or engage in certain asset dispositions, including a sale of all or substantially all of its assets. As of December 31, 2010, the Company and SBA Senior Finance II were in full compliance with the financial covenants contained in the 2010 Credit Facility.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2010, the Company had $20.0 million outstanding under the 2010 Credit Facility and the weighted average interest rate for the amounts outstanding was 2.15%. As of December 31, 2010, the availability under the 2010 Credit Facility was $480.0 million. The Company may, from time to time, borrow from and repay the 2010 Credit Facility. Consequently, the amount outstanding under the 2010 Credit Facility at the end of a period may not be reflective of the total amounts outstanding during the period.

The 2010 Credit Facility also permits the Company to request that one or more lenders (1) increase their proportionate share of the 2010 Credit Facility commitment, up to an additional $200.0 million in the aggregate and (2) provide SBA Senior Finance II term loans for an aggregate amount up to $800.0 million, without requesting consent of the other lenders. SBA Senior Finance II’s ability to request such increase of the 2010 Credit Facility or term loans is subject to its compliance with the conditions set forth in the Credit Agreement including, with respect to any term loan, compliance, on a pro forma basis, with the financial covenants and ratios set forth therein. Upon SBA Senior Finance II’s request, each lender may decide, in its sole discretion, whether to increase all or a portion of its revolving credit facility commitment or whether to provide SBA Senior Finance II term loans and if so upon what terms.

The Company incurred cash interest expense of $1.7 million for the year ended December 31, 2010 relating to the 2010 Credit Facility.

Senior Credit Facility

On January 18, 2008, SBA Senior Finance, an indirect wholly-owned subsidiary of the Company, entered into a Senior Credit Facility (the “Senior Credit Facility”) with several banks and other financial institutions or entities from time to time parties to the credit agreement. The Company incurred deferred financing fees of $2.8 million associated with the closing of this transaction.

Amounts borrowed under the facility accrued interest at the Eurodollar rate plus a margin that ranged from 150.0 basis points to 300.0 basis points or at a Base Rate (as defined in the Restated Credit Agreement) plus a margin that ranged from 50.0 basis points to 200.0 basis points, in each case based on the Consolidated Total Debt to Annualized Borrower EBITDA ratio (as defined in the Restated Credit Agreement and discussed below). A 0.5% per annum fee was charged on the amount of unused commitment.

During the year ended December 31, 2009, SBA Senior Finance borrowed $8.5 million and repaid $239.1 million under its Senior Credit Facility, which is presented within “Cash flows from financing activities” on the Company’s Consolidated Statements of Cash Flows. The Company used or designated such proceeds for construction and acquisition of towers and for ground lease buyouts. The weighted average interest rate for amounts borrowed under the Senior Credit Facility during the year ended December 31, 2009 was 2.46%. The Company incurred cash interest expense of $0.2 million for the year ended December 31, 2010 relating to the Senior Credit Facility.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 11, 2010, the Company terminated its $320.0 million Senior Credit Facility. The Company had no borrowings under the Senior Credit Facility at the time of its termination. No early termination penalties were incurred by the Company as a result of the termination.

Optasite Credit Facility

On September 16, 2008, in connection with the acquisition of Optasite, the Company assumed Optasite’s fully drawn $150.0 million senior credit facility (the “Optasite Credit Facility”). The Company recorded the Optasite Credit Facility at its fair value of $147.0 million on the date of acquisition. Interest on the Optasite Credit Facility accrued at the one month Eurodollar Rate plus 165.0 basis points and interest payments were due monthly. Commencing November 1, 2008, the Company began paying the required installment payments on the Optasite Credit Facility. On July 31, 2009, the Company paid off the facility in full and the facility was subsequently terminated. The Company recorded a loss on the early extinguishment of debt of $1.9 million.

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

2006 CMBS Certificate Swaps

During 2006, an indirect wholly-owned subsidiary of the Company entered into nine forward-starting swap agreements (the “2006 CMBS Certificate Swaps”) in anticipation of the 2006 CMBS Transaction. In October 2006, the Company terminated the 2006 CMBS Certificate Swaps in connection with entering into the purchase and sale agreement for the 2006 CMBS Certificates (see Note 12). The Company determined a portion of the swaps to be an effective cash flow hedge and as a result, recorded a deferred loss of $12.8 million in accumulated other comprehensive loss, net of applicable income taxes on the Company’s Consolidated Balance Sheets. The deferred loss is being amortized utilizing the effective interest method over the anticipated five year life of the 2006 CMBS Certificates and increases the effective interest rate on these certificates by 0.3%. On April 16, 2010, the Company wrote-off the remaining unamortized deferred loss of $3.6 million in connection with the repayment of the 2006 CMBS Certificates (see Note 12).

The Company recorded amortization of $0.6 million, $2.3 million and $2.4 million as non-cash interest expense on the Company’s Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008, respectively.

2005 CMBS Certificate Swaps

On June 22, 2005, an indirect wholly-owned subsidiary of the Company entered into two forward-starting interest rate swap agreements (the “2005 CMBS Certificate Swaps”) in anticipation of the 2005 CMBS Transaction. On November 4, 2005, the Company entered into a purchase agreement regarding the purchase and

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sale of 2005 CMBS Certificates (see Note 12). In connection with this agreement, the Company terminated the 2005 CMBS Certificate Swaps. The Company determined the swaps to be an effective cash flow hedge and as a result, recorded a deferred gain of $14.8 million in accumulated other comprehensive loss, net of applicable income taxes on the Company’s Consolidated Balance Sheets. The deferred gain was being amortized utilizing the effective interest method over the anticipated five year life of the 2005 CMBS Certificates and reduced the effective interest rate on these certificates by 0.8%. On July 28, 2009, the Company wrote-off the remaining unamortized net deferred gain of $3.9 million in connection with the repayment of the 2005 CMBS Certificates.

The Company recorded amortization of $1.7 million, and $3.0 million as an offset to non-cash interest expense on the Company’s Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, respectively.

14.	REDEEMABLE NONCONTROLLING INTERESTS

In connection with the Company’s business operations in Canada and Central America, the Company entered into agreements with non-affiliated joint venture partners that contain both a put option for its partners and a call option for the Company, requiring or allowing the Company, in certain circumstances, to purchase the remaining interest in such entity at a price based on predetermined earnings multiples. Each of these options is triggered upon the occurrence of specified events and/or upon the passage of time. The put rights may be exercised on varying dates causing the Company to purchase the applicable partner’s equity interests (the “Redemption Amount”) based on a formula defined in the respective joint venture agreements. None of these options are currently exercisable by either the Company or its partners. The noncontrolling interest is classified as a redeemable equity interest in mezzanine (or temporary equity) on the Company’s Consolidated Balance Sheets.

The Company allocates income and losses to the noncontrolling interest holder based on the applicable membership interest percentage. After applying those provisions, the Company calculates the redemption amount at each reporting period and records the amount, if any, by which the redemption amount exceeds the book value as a charge against income (loss) available to common shareholders. As of December 31, 2010 the redeemable noncontrolling interest presented on the Company’s Consolidated Balance Sheet represents the estimated fair value of the amount the Company could be required to pay to redeem the noncontrolling interest at the date of the exercise of either the put or the call option.

In December 2010, the Company acquired an additional 10% interest in the Central American joint venture for consideration of $7.5 million. This acquisition increased the Company’s ownership to 90% of the joint venture. As of December 2010, the 10% noncontrolling interest was valued at $12.5 million. In addition, the Company paid approximately $0.7 million in exchange for a 4.6% interest in a Canadian joint venture increasing the Company’s interest in that joint venture to 95.4%. The acquisition of the noncontrolling interest has been reflected as a reduction of additional-paid-in capital in accordance with ASC 810.

15.	SHAREHOLDERS’ EQUITY

Common Stock equivalents

The Company has potential common stock equivalents related to its outstanding stock options (see Note 16), restricted stock units, the 1.875% Notes and the 4.0% Notes (see Note 12). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive for the years ended December 31, 2010, 2009 and 2008, respectively. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for the years presented.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Repurchases

The Company’s Board of Directors authorized a stock repurchase program effective November 3, 2009. This program authorizes the Company to purchase, from time to time, up to $250.0 million of the Company’s outstanding common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Act of 1933, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in the Company’s sole discretion. During the year ended December 31, 2010, in connection with the stock repurchase program, the Company repurchased and retired 3,174,385 shares for an aggregate of $107.4 million including commissions and fees. During the year ended December 31, 2009, the Company repurchased and retired approximately 52,000 shares for an aggregate of $1.7 million including commissions and fees. As of December 31, 2010, the Company had a remaining authorization to repurchase an additional $140.9 million of its common stock under its current $250.0 million stock repurchase program.

In April 2009, the Company repurchased and retired approximately 2.0 million shares, valued at approximately $50.0 million based on the closing stock price of $24.80 on April 20, 2009, in connection with the issuance of the 4.0% Notes (See Note 12).

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

The Company filed shelf registration statements on Form S-4 with the Securities and Exchange Commission registering 4.0 million of its Class A common stock in 2007. These shares may be issued in connection with acquisitions of wireless communication towers or antenna sites and related assets or companies that own wireless communication towers, antenna sites or related assets. During the year ended December 31, 2010, the Company did not issue any shares of its Class A common stock pursuant to this registration statement in connection with acquisitions. During the years ended December 31, 2009 and 2008, the Company issued approximately 0.9 million shares and 1.3 million shares, respectively, of its Class A common stock pursuant to this registration statement in connection with acquisitions. At December 31, 2010, approximately 1.7 million shares remain available for issuance under this shelf registration statement.

On November 12, 2008, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 500,000 shares of its Class A common stock issuable under the 2008 Employee Stock Purchase Plan.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 3, 2009, the Company filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables the Company to issue shares of the Company’s Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, the Company will file a prospectus supplement and advise the Commission of the amount and type of securities each time the Company issues securities under this registration statement. For the year ended December 31, 2010, the Company did not issue any securities under this automatic shelf registration statement.

On May 17, 2007, the Company filed with the Commission an automatic shelf registration statement on Form S-3 registering the resale by selling security holders of our 0.375% Notes and shares of our Class A Common Stock which are issuable upon conversion of the 0.375% Notes. The 0.375% Notes were originally issued in a private placement on March 26, 2007 (see Note 12).

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

The Company has three equity participation plans (the 1999 Equity Participation Plan, the 2001 Equity Participation Plan and the 2010 Performance and Equity Incentive Plan (the “2010 Plan”) whereby options (both non-qualified and incentive stock options), restricted stock units, stock appreciation rights and other equity and performance based instruments may be granted to directors, employees and consultants. The options and restricted stock units generally vest from the date of grant on a straight-line basis over the vesting term and generally have a seven-year or a ten-year contractual life.

Upon the adoption of the 2010 Plan by the Company’s shareholders on May 6, 2010, no further grants were permitted under the 2001 Equity Participation Plan. Upon adoption of the 2001 Equity Participation Plan, no further grants were permitted under the 1999 Equity Participation Plan. The 2010 Plan provides for the issuance of a maximum of 15.0 million shares of our Class A common stock, however, the aggregate number of shares that may be issued pursuant to restricted stock awards, restricted stock unit awards, stock bonus awards, performance awards, other stock-based awards or other awards granted under the 2010 Plan will not exceed 7.5 million. As of December 31, 2010, the Company had 14,990,586 shares remaining available for future issuance under the 2010 Plan.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From time to time, restricted shares of Class A common stock or options to purchase Class A common stock have been granted under the Company’s equity participation plans at prices below market value at the time of grant. The Company did not have any non-cash compensation expense during the years ended December 31, 2010, 2009 and 2008, respectively, relating to the issuance of restricted shares or options to purchase Class A common stock at below market value at the time of grant.

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

	For the year ended December 31,
	2010	2009	2008
Risk free interest rate	1.35% - 1.83%	1.30% - 1.92%	2.10% - 2.97%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	55.2%	55.7%	41.6%
Expected lives	3.60 - 4.30 years	3.21 - 4.08 years	3.35 - 3.73 years

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s activities with respect to its stock option plans for the years ended 2010, 2009 and 2008 as follows (dollars and number of shares in thousands, except for per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic Value
	of Shares	Per Share	Life (in years)	(in thousands)
Outstanding at December 31, 2007	3,797	$15.71
Granted	917	$32.55
Exercised	(655)	$8.45
Canceled	(271)	$25.84

Outstanding at December 31, 2008	3,788	$20.31
Granted	1,151	$20.26
Exercised	(659)	$9.69
Canceled	(88)	$30.43

Outstanding at December 31, 2009	4,192	$21.76
Granted	539	$35.64
Exercised	(889)	$17.01
Canceled	(51)	$27.03

Outstanding at December 31, 2010	3,791	$24.77	4.7	$61,291

Exercisable at December 31, 2010	1,867	$21.76	4.2	$35,822

Unvested at December 31, 2010	1,924	$27.70	5.1	$25,469

The weighted-average per share fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $15.88, $8.79 and $10.96, respectively.

The total intrinsic value for options exercised during the years ended December 31, 2010, 2009 and 2008 was $17.8 million, $12.2 million and $14.6 million, respectively. Cash received from option exercises under all plans for the years ended December 31, 2010, 2009 and 2008 was approximately $15.1 million, $6.4 million and $5.5 million, respectively. No tax benefit was realized for the tax deductions from option exercises under all plans for the years ended December 31, 2010, 2009 and 2008, respectively.

Additional information regarding options outstanding and exercisable at December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
	Outstanding	Contractual Life	Average	Exercisable	Average
Range	(in thousands)	(in years)	Exercise Price	(in thousands)	Exercise Price
$0.00 -$5.25	123	2.8	$3.45	123	$3.45
$5.26- $10.50	256	4.0	$8.54	256	$8.54
$10.51 - $21.00	1,390	5.1	$19.42	628	$19.10
$21.01 - $31.50	759	3.8	$28.31	503	$28.39
$31.51 - $52.50	1,263	5.0	$33.92	357	$32.91

	3,791			1,867

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of options outstanding that had not yet vested:

		Weighted-
		Average
	Number	Fair Value
	of Shares	Per Share
Unvested as of December 31, 2009	2,345	$9.54
Shares granted	539	$15.88
Vesting during period	(910)	$9.55
Forfeited or canceled	(50)	$11.24

Unvested as of December 31, 2010	1,924	$11.35

The aggregate intrinsic value for stock options in the preceding tables represents the total intrinsic value, based on the Company’s closing stock price of $40.94 as of December 31, 2010. The amount represents the total intrinsic value that would have been received by the holders of the stock-based awards had these awards been exercised and sold as of that date.

As of December 31, 2010, the total unrecognized compensation cost related to unvested stock options outstanding under the Plans is $14.0 million. That cost is expected to be recognized over a weighted average period of 2.3 years.

The total fair value of shares vested during 2010, 2009, and 2008 was $8.7 million, $7.2 million, and $6.2 million, respectively.

Restricted Stock Units

The following table summarized the Company’s restricted stock unit activity for the year ended December 31, 2010:

		Weighted-
		Average
	Number of	Grant Date
	Units	Fair Value per share
	(in thousands)
Outstanding at December 31, 2009	—	$—
Granted	134	$35.59
Vested	(1)	$35.71
Forfeited/canceled	(3)	$35.71

Outstanding at December 31, 2010	130	$35.58

As of December 31, 2010, total unrecognized compensation expense related to unvested restricted stock units granted under the 2010 Plan was $3.7 million and is expected to be recognized over a weighted-average period of 3.22 years.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

In 1999, the Board of Directors of the Company adopted the 1999 Stock Purchase Plan (the “1999 Purchase Plan”). A total of 500,000 shares of Class A common stock were reserved for purchase under the 1999 Purchase Plan. During 2003, an amendment to the 1999 Purchase Plan was adopted which increased the number of shares reserved for purchase from 500,000 to 1,500,000 shares. In April 2009, the 1999 Plan expired and no shares were issued during 2009. During 2008, the Company adopted the 2008 Employee Stock Purchase Plan (“2008 Purchase Plan”) which reserved 500,000 shares of Class A common stock for purchase. The 2008 Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to 85% of the fair market value of Class A common stock on the last day of an offering period.

For the year ended December 31, 2010, 34,597 shares of Class A common stock were issued under the 2008 Purchase Plan, which resulted in cash proceeds to the Company of approximately $1.1 million compared to the year ended December 31, 2009 when approximately 30,692 shares of Class A common stock were issued under the 2008 Purchase Plan, which resulted in cash proceeds to the Company of $0.7 million. At December 31, 2010, 434,711 shares remained available for issuance under the 2008 Purchase Plan. In addition, the Company recorded $0.2 million, $0.1 million and $0.2 million of non-cash compensation expense relating to the shares issued under the 2008 and 1999 Purchase Plans for each of the years ended December 31, 2010, 2009, and 2008, respectively.

Non-Cash Compensation Expense

The table below reflects a break out by category of the non-cash compensation expense amounts recognized on the Company’s Statements of Operations for the years ended December 31, 2010, 2009, and 2008, respectively:

	For the year ended December 31,
	2010	2009	2008
	(in thousands, except per share amounts)
Cost of revenues	$189	$192	$295
Selling, general and administrative	10,312	8,008	6,912

Total cost of non-cash compensation included in loss before provision for income taxes	10,501	8,200	7,207
Amount of income tax recognized in earnings	—	—	—

Amount charged against loss	$10,501	$8,200	$7,207

In addition, the Company capitalized $0.1 million, $0.1 million and $0.2 million relating to non-cash compensation for the years ended December 31, 2010, 2009 and 2008, respectively, to fixed and intangible assets.

17.	ASSET IMPAIRMENT

The Company evaluates its individual long-lived and related assets with finite lives for indicators of impairment to determine when an impairment analysis should be performed. The Company evaluates its tower assets and Current contract intangibles at the tower level, which is the lowest level for which identifiable cash flows exists. The Company evaluates its Network location intangibles for impairment at the tower leasing business level. The Company has established a policy to at least annually evaluate its tower assets and Current contract intangibles for impairment. In 2010, as a result of the annual impairment evaluation, the Company recorded a $5.9 million impairment charge on 59 towers and related assets that are not expected to achieve previously anticipated lease-up results. The amount of impairment was determined by using a discounted cash flow analysis which included estimates and assumptions such as general market and economic conditions, historical operating results,

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

geographic location, lease-up potential and expected timing of lease-up. In 2009, as a result of the annual impairment evaluation, the Company recorded a $2.0 million impairment charge on 21 towers and related assets that were not expected to achieve previously anticipated lease-up results. In addition, the Company recorded a $1.9 million impairment charge on its six DAS networks based on the estimated fair value of the DAS networks. The amount of impairment was determined by using a discounted cash flow analysis.

18.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET

Accumulated other comprehensive income (loss), net has no impact on the Company’s net loss but is reflected in the Consolidated Balance Sheet through adjustments to shareholders’ equity. Accumulated other comprehensive income (loss), net derives from the amortization of deferred (gain) loss from settlement of derivative financial instruments relating to the CMBS Certificates issuance (see Note 12), the unfunded projected benefit obligation relating to the Company’s pension plan and the Company’s foreign currency translation adjustment. A rollforward of accumulated other comprehensive income (loss), net for the years ended December 31, 2010, 2009 and 2008 is as follows:

		Change in
	Deferred	Unfunded	Foreign
	(Gain) Loss	Projected	Currency
	from Settlement	Benefit	Translation
	of Swaps	Obligation	Adjustments	Total
	(in thousands)
Balance, December 31, 2007	$(1,311)	$31	$—	$(1,280)
Amortization of net deferred gain from settlement of derivative financial instruments	(557)	—	—	(557)
Write-off of net deferred loss from derivative instruments related to repurchase of debt	319	—	—	319
Change in unfunded projected benefit obligation as a result of plan termination	—	(31)	—	(31)

Balance, December 31, 2008	(1,549)	—	—	(1,549)
Amortization of net deferred loss from settlement of derivative financial instruments	622	—	—	622
Write-off of net deferred gain from derivative instruments related to repurchase of debt	(3,350)	—	—	(3,350)
Foreign currency translation adjustments	—	—	1,474	1,474

Balance, December 31, 2009	(4,277)	—	1,474	(2,803)
Amortization of deferred loss from settlement of derivative financial instruments	632	—	—	632
Write-off of deferred loss from derivative instruments related to repurchase of debt	3,645	—	—	3,645
Foreign currency translation adjustments	—	—	701	701

Balance, December 31, 2010	$—	$—	$2,175	$2,175

There is no net tax impact for the components of other comprehensive income (loss) due to the full valuation allowance on the Company’s deferred tax assets.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	INCOME TAXES

Loss before provision for income taxes by geographic area is as follows:

	For the year ended December 31,
	2010	2009	2008
	(in thousands)
Domestic	$(193,048)	$(140,425)	$(65,950)
Foreign	(368)	(202)	(177)

Total	$(193,416)	$(140,627)	$(66,127)

The provision for income taxes consists of the following components:

	For the year ended December 31,
	2010	2009	2008
	(in thousands)
Current provision for taxes:
Federal	$—	$(127)	$127
Foreign	897	69	4
State	845	730	747

Total current	1,742	672	878

Deferred (benefit) provision for taxes:
Federal income taxes	(59,363)	(46,835)	(17,854)
State and local taxes	(6,083)	(5,314)	(3,987)
Foreign tax	(388)	220	(2)
Increase in valuation allowance	65,097	51,749	22,002

Total deferred	(737)	(180)	159

Total provision for income taxes	$1,005	$492	$1,037

A reconciliation of the provision for income taxes at the statutory U.S. Federal tax rate (35%) and the effective income tax rate is as follows:

	For the year ended December 31,
	2010	2009	2008
	(in thousands)
Statutory Federal benefit	$(67,696)	$(48,586)	$(16,004)
Foreign tax	1,065	158	(4)
State and local taxes	(3,405)	(2,980)	(2,106)
Convertible debt interest expense and COD income	4,364	(1,029)	(3,514)
Other	1,580	1,180	663
Valuation allowance	65,097	51,749	22,002

Provision for income taxes	$1,005	$492	$1,037

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred income tax asset (liability) accounts are as follows:

	As of December 31,
	2010	2009
	(in thousands)
Current deferred tax assets:
Allowance for doubtful accounts	$70	$70
Deferred revenue	23,522	21,190
Accrued liabilities	720	839
Valuation allowance	(24,268)	(22,099)

Total current deferred tax assets, net	$44	$—

Noncurrent deferred tax assets:
Net operating losses	$385,516	$362,752
Property, equipment & intangible basis differences	29,463	32,022
Accrued liabilities	8,640	8,912
Straight-line rents	9,100	8,723
Non-cash compensation	6,162	4,644
Other	2,877	517

Total noncurrent deferred tax assets	441,758	417,570
Noncurrent deferred tax liabilities:
Property, equipment & intangible basis differences	(327,339)	(335,230)
Convertible debt instruments	(5,117)	(7,163)
Early extinguishment of debt	—	(1,587)
Other	(3,403)	(1,503)
Valuation allowance	(113,490)	(74,592)

Total noncurrent deferred tax liabilities, net	$(7,591)	$(2,505)

The Company has recorded a valuation allowance for deferred tax assets as management believes that it is not “more likely than not” that the Company will be able to generate sufficient taxable income in future periods to recognize the assets. The net change in the valuation allowance for the years ended December 31, 2010 and 2009 was $41.1 million and $52.1 million, respectively. Additionally, at December 31, 2010 the Company recorded a valuation allowance relating to federal and state tax credit carryovers of approximately $1.0 million and $0.4 million, respectively. These tax credits expire beginning 2017.

The Company has available at December 31, 2010, a net federal operating tax loss carry-forward of approximately $1.1 billion and an additional $109.4 million of net operating tax loss carry forward from stock options which will benefit additional paid-in capital when the loss is utilized. These net operating tax loss carry-forwards will expire between 2019 and 2030. The Internal Revenue Code places limitations upon the future availability of net operating losses based upon changes in the equity of the Company. If these occur, the ability of the Company to offset future income with existing net operating losses may be limited. In addition, the Company has available at December 31, 2010, a foreign net operating loss carry-forward of $6.0 million and a net state operating tax loss carry-forward of approximately $555.6 million. These net operating tax loss carry-forwards will expire between 2011 and 2030.

In accordance with the Company’s methodology for determining when stock option deductions are deemed realized, the Company utilizes a “with-and-without” approach that will result in a benefit not being recorded in APIC if the amount of available net operating loss carry-forwards generated from operations is sufficient to offset the current year taxable income.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	COMMITMENTS AND CONTINGENCIES

a. Operating Leases and Capital Leases

The Company is obligated under various non-cancelable operating leases for land, office space, equipment and site leases that expire at various times through August 2128. In addition, the Company is obligated under various non-cancelable capital leases for vehicles that expire at various times through December 2015. The amounts applicable to capital leases for vehicles included in property and equipment, net were:

	As of	As of
	December 31, 2010	December 31, 2009
	(in thousands)
Vehicles	$3,110	$1,980
Less: accumulated depreciation	(1,241)	(758)

Vehicles, net	$1,869	$1,222

The annual minimum lease payments under non-cancelable operating and capital leases in effect as of December 31, 2010 are as follows (in thousands):

For the year ended December 31,	Capital Leases	Operating Leases
2011	$646	$63,369
2012	425	63,176
2013	319	62,526
2014	173	62,961
2015	7	62,696
Thereafter	—	1,110,591

Total minimum lease payments	1,570	$1,425,319

Less: amount representing interest	(109)

Present value of future payments	1,461
Less: current obligations	(587)

Long-term obligations	$874

The majority of operating leases provide for renewal at varying escalations. Fixed rate escalations have been included in the table disclosed above.

Rent expense for operating leases was $75.4 million, $72.6 million and $63.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, certain of the Company’s leases include contingent rent provisions which provide for the lessor to receive additional rent upon the attainment of certain tower operating results and or lease-up. Contingent rent expense for the years ended December 31, 2010, 2009 and 2008 was $12.5 million, $9.9 million and $8.1 million, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b. Tenant Leases

The annual minimum tower lease income to be received for tower space and antenna rental under non-cancelable operating leases in effect as of December 31, 2010 is as follows:

For the year ended December 31,	(in thousands)
2011	$502,314
2012	427,447
2013	349,600
2014	258,282
2015	141,105
Thereafter	203,761

Total	$1,882,509

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

d. Capital Lease Obligations

The Company’s capital lease obligations outstanding were $1.5 million as of December 31, 2010 and $1.0 million as of December 31, 2009. As of December 31, 2010, these obligations bore interest rates ranging from 0.4% to 4.9% and will mature in periods ranging from approximately one to five years.

e. Contingent Purchase Obligations

From time to time, the Company agrees to pay additional consideration (or earnouts) for acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the one to three years after they have been acquired. For the years ended December 31, 2010 and 2009, certain earnings targets associated with the acquired towers were achieved, and therefore, the Company paid in cash $8.7 million and $3.4 million, respectively. For the year ended December 31, 2009, the Company issued approximately 78,000 shares of Class A common stock as a result of acquired towers exceeding certain performance targets. As of December 31, 2010, the Company’s estimate of its potential obligation if the performance targets contained in various acquisition agreements were met was $3.3 million which the Company recorded in accrued expenses. The maximum potential obligation related to the performance targets was $7.9 million as of December 31, 2010. These obligations are associated with new build and tower acquisition programs within the Company’s site leasing segment. On certain acquisitions, at the Company’s option, additional consideration may be paid in cash or shares of Class A common stock.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code that provides for voluntary employee contributions up to the limitations set forth in Section 402(g) of the Internal Revenue Code. Employees have the opportunity to participate following completion of three months of employment and must be 21 years of age. Employer matching begins immediately upon the employee’s participation in the plan. For the years ended December 31, 2010, 2009 and 2008, the Company made a discretionary matching contribution of 50% of an employee’s contributions up to a maximum of $3,000. Company matching contributions were approximately $0.7 million, $0.7 million and $0.7 million for years ended December 31, 2010, 2009 and 2008, respectively.

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

Revenues, cost of revenues (exclusive of depreciation, accretion and amortization), capital expenditures (including assets acquired through the issuance of shares of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company continues to operate are presented below:

		Site	Site	Not
	Site Leasing	Development Consulting	Development Construction	Identified by Segment (1)	Total
	(in thousands)
For the year ended December 31, 2010
Revenues	$535,444	$19,210	$71,965	$—	$626,619
Cost of revenues (2)	$119,141	$14,975	$65,326	$—	$199,442
Depreciation, amortization and accretion	$276,598	$185	$1,056	$888	$278,727
Operating income (loss)	$78,422	$2,552	$(25)	$(6,676)	$74,273
Capital expenditures (3)	$393,133	$234	$1,501	$925	$395,793

For the year ended December 31, 2009
Revenues	$477,007	$17,408	$61,098	$—	$555,513
Cost of revenues (2)	$111,842	$13,234	$55,467	$—	$180,543
Depreciation, amortization and accretion	$256,703	$183	$811	$840	$258,537
Operating income (loss)	$60,542	$2,366	$(887)	$(7,067)	$54,954
Capital expenditures (3)	$246,569	$104	$794	$625	$248,092

For the year ended December 31, 2008
Revenues	$395,541	$18,754	$60,659	$—	$474,954
Cost of revenues (2)	$96,175	$15,212	$56,778	$—	$168,165
Depreciation, amortization and accretion	$209,298	$181	$759	$1,207	$211,445
Operating income (loss)	$50,290	$1,747	$(2,100)	$(4,355)	$45,582
Capital expenditures (3)	$915,452	$188	$688	$748	$917,076

Assets
As of December 31, 2010	$3,218,892	$4,458	$35,567	$141,258	$3,400,175
As of December 31, 2009	$3,093,379	$4,651	$27,587	$188,029	$3,313,646

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Excludes depreciation, amortization and accretion.
(3)	Includes acquisitions and related earn-outs and vehicle capital lease additions.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010
	(in thousands, except per share amounts)
Revenues	$165,497	$158,642	$154,515	$147,965
Depreciation, accretion and amortization	$(72,723)	$(69,727)	$(68,831)	$(67,446)
Operating income	$16,695	$20,668	$20,024	$16,886
Loss from extinguishment of debt, net	$(6)	$(10)	$(48,932)	$(112)
Net loss attributable to SBA Communications Corporation	$(39,161)	$(34,488)	$(83,699)	$(37,326)
Net loss per share - basic and diluted	$(0.34)	$(0.30)	$(0.72)	$(0.32)

	Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(in thousands, except per share amounts)
Revenues	$144,979	$139,289	$136,195	$135,050
Depreciation, accretion and amortization	$(65,687)	$(64,946)	$(64,251)	$(63,653)
Operating income	$12,054	$14,952	$13,598	$14,350
(Loss) gain from extinguishment of debt, net	$(1,472)	$(12,518)	$2,381	$5,948
Net loss attributable to SBA Communications Corporation	$(43,512)	$(50,109)	$(29,360)	$(17,890)
Net loss per share - basic and diluted	$(0.37)	$(0.43)	$(0.25)	$(0.15)

In the fourth quarter of 2010, the Company recorded a $5.9 million impairment charge on 59 towers and related assets that are not expected to achieve previously anticipated lease-up results (see Note 17).

Basic and diluted net loss per share is computed by dividing net income by the weighted average number of shares for the period. Potentially dilutive have been excluded from the computation of diluted loss per share as their impact would have been anti-dilutive.

Because loss per share amounts are calculated using the weighted average number of common and dilutive common shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total loss per share amounts for the year.