Form 10-Q
period 2011-03-31
SBA COMMUNICATIONS CORP
filed 2011-05-06
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 113,342,192 shares of Class A common stock outstanding as of May 2, 2011.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,104	$64,254
Restricted cash	30,109	29,456
Short-term investments	2,332	4,016
Accounts receivable, net of allowance of $177 and $263 at March 31, 2011 and December 31, 2010, respectively	19,347	18,784
Costs and estimated earnings in excess of billings on uncompleted contracts	15,892	17,775
Prepaid and other current assets	10,603	12,442

Total current assets	173,387	146,727

Property and equipment, net	1,538,293	1,534,318
Intangible assets, net	1,530,599	1,500,012
Deferred financing fees, net	42,882	45,110
Other assets	181,097	174,008

Total assets	$3,466,258	$3,400,175

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,033	$11,847
Accrued expenses	19,285	21,429
Deferred revenue	59,766	61,138
Accrued interest	24,661	32,293
Other current liabilities	3,502	3,877

Total current liabilities	120,247	130,584

Long-term liabilities:
Long-term debt	3,004,999	2,827,450
Other long-term liabilities	115,559	112,008

Total long-term liabilities	3,120,558	2,939,458

Commitments and contingencies

Redeemable noncontrolling interests	12,375	13,023

Shareholders’ equity:
Common stock - Class A, par value $.01, 400,000 shares authorized, 113,320 and 114,832 shares issued and outstanding at March, 31, 2011 and December 31, 2010, respectively	1,133	1,148
Additional paid-in capital	2,248,525	2,243,457
Accumulated deficit	(2,038,939)	(1,929,670)
Accumulated other comprehensive income, net	2,359	2,175

Total shareholders’ equity	213,078	317,110

Total liabilities and shareholders’ equity	$3,466,258	$3,400,175

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended March 31,
	2011	2010

Revenues:
Site leasing	$146,484	$127,967
Site development	21,265	19,998

Total revenues	167,749	147,965

Operating expenses:

Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	31,976	29,183
Cost of site development	18,728	17,889
Selling, general and administrative	15,895	14,506
Acquisition related expenses	2,373	2,055
Depreciation, accretion and amortization	74,878	67,446

Total operating expenses	143,850	131,079

Operating income	23,899	16,886

Other income (expense):
Interest income	30	82
Interest expense	(37,781)	(37,118)
Non-cash interest expense	(15,393)	(14,867)
Amortization of deferred financing fees	(2,199)	(2,492)
Loss from extinguishment of debt, net	(1,696)	(112)
Other (expense) income	(545)	319

Total other expense	(57,584)	(54,188)

Loss before provision for income taxes	(33,685)	(37,302)
Provision for income taxes	(691)	(109)

Net loss	(34,376)	(37,411)
Net loss attributable to the noncontrolling interest	125	85

Net loss attributable to SBA Communications Corporation	$(34,251)	$(37,326)

Net loss per common share attributable to SBA Communications Corporation:
Basic and diluted	$(0.30)	$(0.32)

Basic and diluted weighted average number of common shares	114,416	117,118

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(unaudited) (in thousands)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, net
	Shares	Amount				Total

BALANCE, December 31, 2010	114,832	$1,148	$2,243,457	$(1,929,670)	$2,175	$317,110
Net loss attributable to SBA Communications Corporation	—	—	—	(34,251)	—	(34,251)
Foreign currency translation adjustments	—	—	(38)	—	184	146
Equity component related to repurchase of 1.875% Notes	—	—	(2,607)	—	—	(2,607)
Non-cash compensation	—	—	2,797	—	—	2,797
Common stock issued in connection with stock purchase/option plans/restriction lapse	285	3	4,916	—	—	4,919
Repurchase and retirement of common stock	(1,797)	(18)	—	(75,018)	—	(75,036)

BALANCE, March 31, 2011	113,320	$1,133	$2,248,525	$(2,038,939)	$2,359	$213,078

The accompanying notes are an integral part of these consolidated financial statements

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited) (in thousands)

	For the three months ended March 31,
	2011	2010
Net loss attributable to SBA Communications Corporation	$(34,251)	$(37,326)
Other comprehensive loss associated with derivative instruments:
Amortization of deferred loss from settlement of derivative financial instruments	—	541
Write-off of deferred loss from derivative instruments related to repurchase of debt	—	9
Foreign currency translation adjustments	184	493

Comprehensive loss	(34,067)	(36,283)

Comprehensive loss attributable to the noncontrolling interest	—	(45)

Comprehensive loss attributable to SBA Communications Corporation	$(34,067)	$(36,328)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,376)	$(37,411)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization	74,878	67,446
Deferred tax benefit	(298)	(114)
Non-cash interest expense	15,393	14,867
Non-cash compensation expense	2,781	2,572
Amortization of deferred financing fees	2,199	2,492
Provision for doubtful accounts	—	150
Loss from extinguishment of debt, net	1,696	112
Other non-cash items reflected in the Statement of Operations	590	(337)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	1,260	4,184
Prepaid and other assets	(1,319)	(2,093)
Accounts payable and accrued expenses	(1,446)	509
Accrued interest	(7,631)	(11,189)
Other liabilities	(530)	(3,770)

Net cash provided by operating activities	53,197	37,418

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and related earn-outs	(90,297)	(30,345)
Capital expenditures	(20,155)	(12,161)
Purchase of long-term investments	—	(32,300)
Proceeds of restricted cash relating to tower removal obligations	—	24
Proceeds from sales and maturities of investments	1,686	2,017
Proceeds from disposition of fixed assets	18	13

Net cash used in investing activities	(108,748)	(72,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(75,036)	(8,681)
Repurchase of 1.875% Notes	(17,038)	—
Borrowings on 2010 Credit Facility	175,000	—
Proceeds from employee stock purchase/stock option plans	4,919	4,825
(Payment) release of restricted cash relating to 2010 Tower Securities and CMBS Certificates	(648)	3,185
Payments of deferred financing fees	(79)	(4,952)
Payments on extinguishment of CMBS Certificates	—	(2,086)
Purchase of noncontrolling interest	(717)	—

Net cash provided by (used in) financing activities	86,401	(7,709)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	30,850	(43,043)

CASH AND CASH EQUIVALENTS:
Beginning of period	64,254	161,317

End of period	$95,104	$118,274

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2011	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$45,532	$48,415

Income taxes	$511	$84

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Assets acquired through capital leases	$238	$238

Contribution of DAS networks in exchange for equity investment	$—	$11,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for SBA Communications Corporation and its subsidiaries (the “Company”). The December 31, 2010 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. These financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give a true indication of the results for the year. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

2.	CURRENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) which requires separate presentation (on a gross basis) of purchases, sales, issuances and settlements of recurring Level 3 measurements. This final provision of ASU 2010-06 is effective for fiscal years beginning after December 15, 2010. The adoption of this accounting guidance did not have any impact on the Company’s disclosures.

3.	FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Nonrecurring Basis—The Company’s intangibles, certain long-lived assets, and asset retirement obligations are measured at fair value on a nonrecurring basis using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value of the long-lived assets, intangibles and asset retirement obligations is calculated using a discounted cash flow model. During the three months ended March 31, 2011, the Company did not impair any of its assets to fair value.

Items Measured at Fair Value on a Recurring Basis— The Company’s short-term investments, which consist of $2.2 million in certificates of deposits, are measured at fair value on a recurring basis using Level 1 inputs. Level 1 valuations rely on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

The Company’s earnouts related to acquisitions are measured at fair value on a recurring basis using Level 3 inputs. The fair value of the earnouts is based on the anticipated future earnout obligations. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on the anticipated performance of the underlying assets. As of March 31, 2011, the Company’s estimate of the fair value of its obligation if the performance targets contained in various acquisition agreements were met was $3.3 million which the Company recorded in accrued expenses (see Note 5).

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, and accounts payable approximate their related estimated fair values as of March 31, 2011 and December 31, 2010 due to the short maturity of those instruments. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon reported market values. As of March 31, 2011, the carrying value and fair value of the held-to-maturity investments, including current portion, was $1.5 million and $1.7 million, respectively.

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

	As of March 31, 2011			As of December 31, 2010
	Fair Value	Principal Value	Carrying Value	Fair Value	Principal Value	Carrying Value
	(in millions)
1.875% Convertible Senior Notes due 2013	$610.6	$535.0	$459.4	$617.4	$550.0	$464.0
4.0% Convertible Senior Notes due 2014	$733.2	$500.0	$375.4	$744.4	$500.0	$368.5
8.0% Senior Notes due 2016	$407.8	$375.0	$373.0	$405.9	$375.0	$372.9
8.25% Senior Notes due 2019	$414.4	$375.0	$372.2	$409.7	$375.0	$372.1
4.254% 2010-1 Tower Securities	$697.0	$680.0	$680.0	$691.9	$680.0	$680.0
5.101% 2010-2 Tower Securities	$563.8	$550.0	$550.0	$556.9	$550.0	$550.0
2010 Credit Facility	$195.0	$195.0	$195.0	$20.0	$20.0	$20.0

4.	RESTRICTED CASH

Restricted cash consists of the following:

	As of March 31, 2011	As of December 31, 2010	Included on Balance Sheet
	(in thousands)
Securitization escrow accounts	$29,231	$28,583	Restricted cash - current asset
Payment and performance bonds	878	873	Restricted cash - current asset
Surety bonds and workers compensation	12,017	11,392	Other assets - noncurrent

Total restricted cash	$42,126	$40,848

Securitization escrow accounts relate to funds that are required to be in escrow pursuant to the terms of the Secured Tower Revenue Securities Series 2010-1 (the “2010-1 Tower Securities”) and the Secured Tower Revenue Securities Series 2010-2 (the “2010-2 Tower Securities” and together with the 2010-1 Tower Securities, the “2010 Tower Securities”) (see Note 9). Pursuant to the terms of the 2010 Tower Securities, the Company is required to establish a controlled deposit account, held by the indenture trustee, into which all rents and other sums due on the towers that secure the 2010 Tower Securities are directly deposited by the lessees. These restricted cash amounts are used to fund reserve accounts for the payment of (1) debt service costs, (2) ground rents, real estate and personal property taxes and insurance premiums related to tower sites, (3) trustee and servicing expenses, (4) management fees, and (5) to reserve a portion of advance rents from tenants. The restricted cash in the controlled deposit account in excess of required reserve balances is subsequently released to the Borrowers monthly, provided that the Borrowers are in compliance with their debt service coverage ratio and that no Event of Default has occurred. All monies held by the indenture trustee are classified as restricted cash on the Company’s Consolidated Balance Sheets.

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of March 31, 2011, the Company had $20.3 million in surety, payment and performance bonds for which it was required to post $10.0 million in collateral. As of December 31, 2010, the Company had $19.7 million in surety, payment and performance bonds for which it was required to post $9.6 million in collateral. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of March 31, 2011 and December 31, 2010, the Company had pledged $2.8 million and $2.2 million, respectively, as collateral related to its workers compensation policy. Restricted cash for surety bonds and workers compensation are included in other assets on the Company’s Consolidated Balance Sheets.

5.	ACQUISITIONS

During the first quarter of 2011, the Company acquired 166 completed towers and related assets and liabilities. The aggregate consideration paid for these towers and related assets (excluding working capital adjustments) was approximately $82.6 million all of which was paid in cash. In addition, as part of the ground lease purchase program, the Company paid, in cash, $1.2 million for long-term lease extensions and $7.2 million for land and perpetual easement purchases.

The Company accounted for these acquisitions under the acquisition method of accounting. The acquisitions are recorded at fair market value at the date of each acquisition. The results of operations of the acquired assets are included with those of the Company from the date of the respective acquisitions.

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

For the quarter ended March 31, 2011, certain earnings targets associated with the acquired towers were achieved, and therefore, the Company paid $1.3 million in cash. As of March 31, 2011, the Company’s estimate of the fair value of its obligation if the performance targets contained in various acquisition agreements were met was $3.3 million which the Company recorded in accrued expenses. The maximum potential obligation related to the performance targets was $7.3 million as of March 31, 2011. These obligations are associated with new build and tower acquisition programs within the Company’s site leasing segment.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Subsequent to March 31, 2011, the Company acquired 88 completed towers and related assets and liabilities from various sellers. The aggregate consideration paid for the towers and related assets was $44.9 million in cash.

6.	INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of March 31, 2011			As of December 31, 2010
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value
	(in thousands)
Current contract intangibles	$1,249,579	$(268,798)	$980,781	$1,206,114	$(248,308)	$957,806
Network location intangibles	703,696	(153,878)	549,818	684,497	(142,291)	542,206

Intangible assets, net	$1,953,275	$(422,676)	$1,530,599	$1,890,611	$(390,599)	$1,500,012

All intangible assets noted above are included in our site leasing segment. The Company amortizes its intangible assets using the straight-line method over 15 years. Amortization expense relating to the intangible assets above was $32.0 million and $28.6 million for the three months ended March 31, 2011 and 2010, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the purchase price is finalized for all acquisitions.

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of	As of
	March 31, 2011	December 31, 2010
	(in thousands)
Towers and related components	$2,433,911	$2,407,322
Construction-in-process	33,086	24,984
Furniture, equipment and vehicles	25,108	24,045
Land, buildings and improvements	149,984	143,445

	2,642,089	2,599,796
Less: accumulated depreciation	(1,103,796)	(1,065,478)

Property and equipment, net	$1,538,293	$1,534,318

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $42.8 million and $38.8 million for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011 and December 31, 2010, non-cash capital expenditures that are included in accounts payable and accrued expenses were $5.3 million and $4.7 million, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amounts applicable to capital leases for vehicles included in property and equipment, net were:

	As of	As of
	March 31, 2011	December 31, 2010
	(in thousands)
Vehicles	$3,348	$3,110
Less: accumulated depreciation	(1,396)	(1,241)

Vehicles, net	$1,952	$1,869

8.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of	As of
	March 31, 2011	December 31, 2010
	(in thousands)
Cost incurred on uncompleted contracts	$43,062	$43,686
Estimated earnings	14,940	14,809
Billings to date	(42,908)	(41,728)

	$15,094	$16,767

These amounts are included on the accompanying Consolidated Balance Sheets under the following captions:

	As of	As of
	March 31, 2011	December 31, 2010
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$15,892	$17,775
Other current liabilities (Billings in excess of costs and estimated earnings on uncompleted contracts)	(798)	(1,008)

	$15,094	$16,767

At March 31, 2011, five significant customers comprised 79.9% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, while at December 31, 2010, five significant customers comprised 81.4% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	DEBT

The carrying value of debt consists of the following:

	As of	As of
	March 31, 2011	December 31, 2010
	(in thousands)
1.875% Convertible Senior Notes due 2013. Principal balance of $535.0 million and $550.0 million as of March 31, 2011 and December 31, 2010, respectively.	$459,446	$463,970
4.0% Convertible Senior Notes due 2014. Principal balance of $500.0 million as of March 31, 2011 and December 31, 2010.	375,404	368,463
8.0% Senior Notes due 2016. Principal balance of $375.0 million as of March 31, 2011 and December 31, 2010.	372,964	372,889
8.25% Senior Notes due 2019. Principal balance of $375.0 million as of March 31, 2011 and December 31, 2010.	372,185	372,128
4.254% Secured Tower Revenue Securities Series 2010-1.	680,000	680,000
5.101% Secured Tower Revenue Securities Series 2010-2.	550,000	550,000
2010 Senior Credit Facility originated in February 2010. Maturity date of February 11, 2015.	195,000	20,000

Total debt	3,004,999	2,827,450
Less: current maturities of long-term debt	—	—

Total long-term debt, net of current maturities	$3,004,999	$2,827,450

Secured Tower Revenue Securities Series 2010

On April 16, 2010, a New York common law trust (the “Trust”) issued $680.0 million of 2010-1 Tower Securities and $550.0 million of 2010-2 Tower Securities. The 2010-1 Tower Securities have an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The weighted average annual fixed coupon interest rate of the 2010 Tower Securities is 4.6%, payable monthly. The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 16, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 16, 2017 and April 16, 2042, respectively. For a detailed discussion of the 2010 Tower Securities, see Note 12 in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission, or the Commission, on February 25, 2011.

As of March 31, 2011, the Borrowers met the required Debt Service Coverage Ratio and were in compliance with all other covenants as set forth in the mortgage loan agreement.

The Company incurred cash interest expense of $14.3 million during the three months ended March 31, 2011 related to the 2010 Tower Securities.

1.875% Convertible Senior Notes due 2013

On May 16, 2008, the Company issued $550.0 million of its 1.875% Convertible Senior Notes (the “1.875% Notes”). Interest is payable semi-annually on May 1 and November 1. The 1.875% Notes have a maturity date of May

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Concurrently with the pricing of the 1.875% Notes, the Company entered into convertible note hedge transactions and warrant transactions with affiliates of certain of the initial purchasers of the convertible note offerings. The initial strike price of the convertible note hedge transactions relating to the 1.875% Notes is $41.46 per share of the Company’s Class A common stock (the same as the initial conversion price of the 1.875% convertible notes) and the upper strike price of the warrants is $67.37 per share. Although the Company initially entered into convertible note hedge and warrant transactions to cover the full amount of the shares that were issuable upon conversion of the 1.875% Notes, as a result of the bankruptcy of Lehman Brothers OTC Derivatives Inc. (“Lehman Derivatives”), on November 7, 2008, the Company terminated the convertible note hedge transaction with Lehman Derivatives which covered 55% of the 13,265,780 shares of the Company’s Class A common stock potentially issuable upon conversion of the 1.875% Notes. Consequently, the Company does not currently have a hedge with respect to those shares and, to the extent that the market price of the Company’s Class A common stock exceeds $41.46 per share upon conversion of the notes, the Company will be subject to dilution or if the Company settles in cash, additional costs, upon conversion of that portion of the 1.875% Notes.

During the three months ended March 31, 2011, a wholly-owned subsidiary of the Company repurchased in the open market an aggregate of $15.0 million in principal amount of the 1.875% Notes for $17.0 million in cash and recorded a $1.7 million net loss on the early extinguishment of debt in its Consolidated Statements of Operations related to this transaction which included the write off of deferred financing fees and the debt discount. In addition, the Company recorded a $2.6 million reduction to additional paid in capital related to the repurchase of 1.875% Notes during the three months ended March 31, 2011. As of March 31, 2011, the carrying amount of the equity component related to the 1.875% Notes was $156.6 million. As of March 31, 2011, the Company had $535.0 million of 1.875% Notes outstanding.

The Company is amortizing the debt discount on the 1.875% Notes utilizing the effective interest method over the life of the 1.875% Notes which increases the effective interest rate from its coupon rate of 1.875% to 9.4%. The Company incurred cash interest expense of $2.6 million for each of the three months ended March 31, 2011 and 2010, respectively, and non-cash interest expense of $8.3 million and $7.6 million for the three months ended March 31, 2011 and 2010, respectively.

The 1.875% Notes are reflected at carrying value in long-term debt in the Company’s Condensed Consolidated Balance Sheets. The following table summarizes the balances for the 1.875% Notes:

	As of	As of
	March 31, 2011	December 31, 2010
	(in thousands)
Principal balance	$535,000	$550,000
Debt discount	(75,554)	(86,030)

Carrying value	$459,446	$463,970

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

Concurrently with the pricing of the 4.0% Notes, the Company entered into convertible note hedge transactions and warrant transactions with affiliates of certain of the initial purchasers of the convertible note offerings. The initial strike price of the convertible note hedge transactions relating to the 4.0% Notes is $30.38 per share of the Company’s Class A common stock (the same as the initial conversion price of the 4.0% Notes) and the upper strike price of the warrant transactions is $44.64 per share.

Pursuant to the terms of the warrant transaction, the Company is responsible for the dilution or costs, to the extent that the Company settles in cash or stock, arising from the conversion of the notes to the extent that the market price of the Company’s Class A common stock exceeds the strike price of the warrants. If the market price of the Company’s Class A common stock significantly exceeded the strike price on the conversion date, the Company would be subject to material dilution or, to the extent the Company elected to settle in cash, material additional costs.

The Company is amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate from its coupon rate of 4.0% to 13.0%. The Company incurred cash interest expense of $5.0 million for each of the three months ended March 31, 2011 and 2010, respectively, and non-cash interest expense of $6.9 million and $6.1 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the carrying amount of the equity component related to the 4.0% Notes was $169.0 million.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The 4.0% Notes are reflected at carrying value in long-term debt in the Company’s Condensed Consolidated Balance Sheets. The following table summarizes the balances for the 4.0% Notes:

	As of	As of
	March 31, 2011	December 31, 2010
	(in thousands)
Principal balance	$500,000	$500,000
Debt discount	(124,596)	(131,537)

Carrying value	$375,404	$368,463

Convertible Senior Notes Conversion Options

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

Upon conversion, the Company has the right to settle the conversion obligation in cash, shares of Class A common stock or a combination of cash and shares of our Class A common stock. From time to time, upon notice to the holders of the Notes, the Company may change its election regarding the form of consideration that the Company will use to settle its conversion obligation; provided, however, that the Company is not permitted to change its settlement election after February 18, 2013 for the 1.875% Notes and July 21, 2014 for the 4.0% Notes. A discussion of the full convertibility provisions of the Company’s convertible senior notes and of the related hedging arrangements, including the impact of Lehman Brothers OTC Derivatives Inc. default on a portion of the hedge associated with the 1.875% Notes, is included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2011.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company incurred cash interest expense related to the 2016 Notes of $7.5 million for each of the three months ended March 31, 2011, and 2010, respectively, and non-cash interest expense of $0.07 million for each of the three months ended March 31, 2011, and 2010, respectively.

The Company incurred cash interest expense related to the 2019 Notes of $7.7 million for each of the years ended March 31, 2011 and 2010, respectively, and non-cash interest expense of $0.06 million and $0.05 million for the three months ended March 31, 2011, and 2010, respectively.

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

The 2010 Credit Facility consists of a revolving loan up to $500.0 million, based on SBA Senior Finance II’s ratio of Annualized Adjusted EBITDA to Consolidated Total Debt plus Net Hedge Exposure, which may be borrowed, repaid and redrawn subject to the satisfaction of customary conditions to borrowing, as set forth in the Credit Agreement. The Credit Agreement requires SBA Senior Finance II and the Company to maintain specific financial ratios, including, at the SBA Senior Finance II level, a ratio of Consolidated Total Debt to Annualized Borrower EBITDA (as defined in the Credit Agreement) that does not exceed 5.0x for any fiscal quarter, a ratio of Consolidated Total Debt and Net Hedge Exposure (as defined in the Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 5.0x for 30 consecutive days and a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (as defined in the Credit Agreement) of not less than 2.0x for any fiscal quarter. In addition, the Company’s ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for any fiscal quarter on an annualized basis cannot exceed 8.9x. The Credit

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Agreement also contains customary affirmative and negative covenants that, among other things, limit SBA Senior Finance II’s ability to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions or engage in certain asset dispositions, including a sale of all or substantially all of its assets. As of March 31, 2011, SBA Senior Finance II and the Company were in full compliance with the financial covenants contained in the 2010 Credit Facility.

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

During the three months ended March 31, 2011, SBA Senior Finance II borrowed $175.0 million under the 2010 Credit Facility. As of March 31, 2011, the Company had $195.0 million outstanding under the 2010 Credit Facility at the weighted average interest rate of 2.17%. As of March 31, 2011, the availability under the 2010 Credit Facility was $305.0 million. The Company may, from time to time, borrow from and repay the 2010 Credit Facility. Consequently, the amount outstanding under the 2010 Credit Facility at the end of a period may not be reflective of the total amounts outstanding during the period.

The Company incurred cash interest expense of $0.8 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively, relating to the 2010 Credit Facility.

10.	SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has potential common stock equivalents related to its outstanding stock options, restricted stock units, the 1.875% Notes and the 4.0% Notes (see Note 9). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive for each of the three months ended March 31, 2011 and 2010, respectively. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for each period presented.

Stock Repurchases

The Company’s Board of Directors authorized a stock repurchase program effective November 3, 2009. This program authorized the Company to purchase, from time to time, up to $250.0 million of the Company’s outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. During the three months ended March 31, 2011, the Company repurchased and retired 1,796,694 shares of Class A common stock for an aggregate of $75.0 million including commissions and fees in connection with the stock repurchase program.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On April 27, 2011, the Company’s Board of Directors (1) terminated the existing $250.0 million stock repurchase program (under which $65.9 million of repurchase authorization remained available at the termination date), and (2) approved a new $300.0 million stock repurchase program. This new program authorizes the Company to purchase, from time to time, up to $300.0 million of the Company’s outstanding common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program became effective on April 28, 2011 and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in the Company’s sole discretion.

11.	REDEEMABLE NONCONTROLLING INTERESTS

In connection with the Company’s business operations in Canada and Central America, the Company entered into agreements with non-affiliated joint venture partners that contain both a put option for its partners and a call option for the Company, requiring or allowing the Company, in certain circumstances, to purchase the remaining interest in such entity at a price based on predetermined earnings multiples. Each of these options is triggered upon the occurrence of specified events and/or upon the passage of time. The put rights may be exercised on varying dates causing the Company to purchase the applicable partner’s equity interests (the “Redemption Amount”) based on a formula defined in the respective joint venture agreements. None of these options are currently exercisable by either the Company or its partners. The noncontrolling interest is classified as a redeemable equity interest in mezzanine (or temporary) equity on the Company’s Consolidated Balance Sheets.

During the quarter ended March 31, 2011, the Company acquired the remaining noncontrolling interest in the Canadian joint venture for $0.7 million in cash, increasing its ownership interest to 100%.

The Company allocates income and losses to the noncontrolling interest holder based on the applicable membership interest percentage. After applying those provisions, the Company calculates the redemption amount at each reporting period and records the amount, if any, by which the redemption amount exceeds the carrying value as a charge against income (loss) available to common shareholders. As of March 31, 2011 the carrying amount exceeded the redemption amount and thus no change was recorded to income (loss) available to common shareholders.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	STOCK-BASED COMPENSATION

On May 6, 2010, the Company adopted the 2010 Performance and Equity Incentive Plan (the “2010 Plan”) whereby options, restricted stock units and other equity and performance based instruments may be granted to directors, employees and consultants. Upon the adoption of the 2010 Plan by the Company’s shareholders, no further grants were permitted under the 2001 Equity Participation Plan. The 2010 Plan provides for the issuance of a maximum of 15.0 million shares of our Class A common stock, however, the aggregate number of shares that may be issued pursuant to restricted stock awards, restricted stock unit awards, stock bonus awards, performance awards, other stock-based awards or other awards granted under the 2010 Plan will not exceed 7.5 million.

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

	For the three months ended March 31,
	2011	2010
Risk free interest rate	1.68% - 2.17%	1.83%
Dividend yield	0.0%	0.0%
Expected volatility	53.9%	55.2%
Expected lives	3.5 - 4.5 years	3.6 - 4.3 years

The following table summarizes the Company’s activities with respect to its stock options for the three months ended March 31, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)
	(in thousands)
Outstanding at December 31, 2010	3,791	$24.77	4.7
Granted	541	$42.15
Exercised	(258)	$19.25
Canceled	(23)	$30.25

Outstanding at March 31, 2011	4,051	$27.41	4.8

Exercisable at March 31, 2011	2,370	$23.92	4.0

Unvested at March 31, 2011	1,681	$32.34	5.8

The weighted-average fair value of options granted during the three months ended March 31, 2011 and 2010 was $18.63 and $15.91, respectively. The total intrinsic value for options exercised during the three months ended March 31, 2011 and 2010 was $5.7 million and $6.2 million, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Stock Units

The Company granted approximately 119,000 restricted stock units pursuant to its 2010 Performance and Equity Incentive Plan during the three months ended March 31, 2011. The expense is based on the fair market value of the units awarded at the date of the grant times the number of shares subject to the units awarded. The Company typically recognizes the expense associated with the units on a straight-line basis over the vesting term.

The following table summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2011:

	Number of Units	Weighted- Average Grant Date Fair Value per share
	(in thousands)
Outstanding at December 31, 2010	130	$35.58
Granted	119	$42.15
Restriction Lapse	(27)	$35.71
Forfeited/Canceled	(3)	$35.71

Outstanding at March 31, 2011	219	$39.15

13.	INCOME TAXES

The Company had taxable losses during the three months ended March 31, 2011 and 2010, and as a result, net operating loss carry-forwards have been generated. The majority of these net operating loss carry-forwards are fully reserved as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	SEGMENT DATA

The Company operates principally in three business segments: site leasing, site development consulting and site development construction. The Company’s reportable segments are strategic business units that offer different services. The site leasing segment includes results of the managed and sublease businesses. Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2011 and 2010 is shown below:

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment (1)	Total
			(in thousands)
Three months ended March 31, 2011
Revenues	$146,484	$4,191	$17,074	$—	$167,749
Cost of revenues (2)	$31,976	$3,227	$15,501	$—	$50,704
Depreciation, amortization and accretion	$74,265	$45	$310	$258	$74,878
Operating income (loss)	$25,035	$571	$(154)	$(1,553)	$23,899
Capital expenditures (3)	$109,652	$41	$365	$632	$110,690

Three months ended March 31, 2010
Revenues	$127,967	$4,583	$15,415	$—	$147,965
Cost of revenues (2)	$29,183	$3,632	$14,257	$—	$47,072
Depreciation, amortization and accretion	$66,963	$48	$229	$206	$67,446
Operating income (loss)	$18,704	$505	$(411)	$(1,912)	$16,886
Capital expenditures (3)	$41,871	$80	$323	$470	$42,744

Assets
As of March 31, 2011	$3,271,791	$4,447	$35,174	$154,846	$3,466,258
As of December 31, 2010	$3,218,892	$4,458	$35,567	$141,258	$3,400,175

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Excludes depreciation, amortization and accretion.
(3)	Includes acquisitions and related earn-outs and vehicle capital lease additions.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	CONCENTRATION OF CREDIT RISK

The Company’s credit risks primarily arise from accounts receivable with national, regional and local wireless service providers and federal and state government agencies. The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts, as required, based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company generally does not require collateral.

The following is a list of significant customers (representing at least 10% of revenue for the periods reported) and the percentage of total revenue for the specified time periods derived from such customers:

	Percentage of Site Leasing Revenue for the three months ended March 31,
	2011	2010
AT&T	27.0%	27.4%
Sprint	22.4%	24.1%
Verizon	15.6%	15.8%
T-Mobile	11.4%	11.8%

	Percentage of Site Development Consulting Revenue for the three months ended March 31,
	2011	2010
Verizon	17.4%	16.5%
Nsoro Mastec	15.7%	8.8%
Clearwire Tech, Inc.	4.6%	13.4%
Cox Communications	0.0%	16.2%

	Percentage of Site Development Construction Revenue for the three months ended March 31,
	2011	2010
Nsoro Mastec	35.4%	26.8%
T-Mobile	12.3%	19.3%
Ericsson, Inc.	11.8%	0.1%
ITT Corporation	2.2%	14.4%

At March 31, 2011, five significant customers comprised 60.1% of total gross accounts receivable compared to five significant customers which comprised 50.5% of total gross accounts receivable at December 31, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications towers. Our principal operations are in the United States and its territories. As of March 31, 2011, we also owned towers in Canada, Costa Rica, El Salvador, and Panama. Our primary business line is our site leasing business, which contributed approximately 97.8% of our total segment operating profit for the year-to-date period ended March 31, 2011. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative or acquired. As of March 31, 2011, we owned 9,290 tower sites, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 5,200 actual or potential additional communications sites, approximately 500 of which were revenue producing as of March 31, 2011. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

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

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five year periods at our option and provide for rent escalators which typically average 3% annually or provide for term escalators of approximately 15%. Of the 9,290 tower sites we owned as of March 31, 2011, approximately 32.1%

were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 50 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, please see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Revenues
	For the three months ended March 31,
	2011	2010
	(dollars in thousands)

Site leasing revenue	$146,484	$127,967
Total revenues	$167,749	$147,965
Site leasing revenue percentage of total revenues	87.3%	86.5%

	Segment Operating Profit
	For the three months ended March 31,
	2011	2010
	(dollars in thousands)

Site leasing segment operating profit (1)	$114,508	$98,784
Total segment operating profit (1)	$117,045	$100,893
Site leasing segment operating profit percentage of total segment operating profit (1)	97.8%	97.9%

(1)

Site leasing segment operating profit and total segment operating profit are non-GAAP financial measures. We reconcile these measures and other Regulation G disclosures in this quarterly report in the section entitled Non-GAAP Financial Measures.

We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing data usage, minutes of network use, network expansion and network coverage requirements. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications. Furthermore, because our towers are strategically positioned and our customers typically do not relocate, we have historically experienced low customer churn as a percentage of revenue.

The following rollforward summarizes the activity in our consolidated tower portfolio from December 31, 2010 to March 31, 2011:

Number of Towers
Towers owned at December 31, 2010	9,111
Purchased towers	166
Constructed towers	35
Towers reclassified/disposed (1)	(22)

Towers owned at March 31, 2011	9,290

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

The table below provides the percentage of total revenues contributed by site development consulting services and site development construction services for the three months ended March 31, 2011 and 2010. For information regarding our operating segments, see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Percentage of Revenues
	For the three months ended March 31,
	2011	2010
	(dollars in thousands)

Site development consulting	$4,191	$4,583
Site development construction	$17,074	$15,415
Total revenues	$167,749	$147,965

Site development consulting	2.5%	3.1%
Site development construction	10.2%	10.4%

International Operations

As of March 31, 2011, we had operations in Canada, Costa Rica, El Salvador and Panama. Our operations in these four countries are solely in the site leasing business, and we expect to expand operations through new builds and acquisitions. Tenant leases and ground leases in these international markets typically have similar terms and conditions as those in the United States, with a fixed initial term of three to five years, and specific rent escalators.

In our Central American markets, significantly all of our revenue, expenses, and capital expenditures arising from our new build activities are denominated in U.S. dollars. Specifically, our ground leases, our tenant leases and most of our tower related expenses are due, and paid, in U.S. dollars. However, in our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities and (3) taxes. In our Canadian operations, significantly all of our revenue, expenses and capital expenditures, including tenant leases, ground leases and other tower-related expenses, are denominated in Canadian dollars.

CRITICAL ACCOUNTING POLICIES

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2010, included in the Form 10-K filed with the Securities and Exchange Commission, or the Commission, on February 25, 2011. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

Each respective Segment operating profit is defined as segment revenues less segment cost of revenues (excluding depreciation, accretion and amortization). Total Segment operating profit is the total of the operating profits of the three segments. The reconciliation of Segment operating profit is as follows:

	Site leasing segment		Dollar Change
	For the three months ended March 31,
	2011	2010
	(in thousands)
Segment revenue	$146,484	$127,967	$18,517
Segment cost of revenues (excluding depreciation, accretion and amortization)	(31,976)	(29,183)	(2,793)

Segment operating profit	$114,508	$98,784	$15,724

	Site development consulting segment		Dollar Change
	For the three months ended March 31,
	2011	2010
	(in thousands)
Segment revenue	$4,191	$4,583	$(392)
Segment cost of revenues (excluding depreciation, accretion and amortization)	(3,227)	(3,632)	405

Segment operating profit	$964	$951	$13

	Site development construction segment		Dollar Change
	For the three months ended March 31,
	2011	2010
	(in thousands)
Segment revenue	$17,074	$15,415	$1,659
Segment cost of revenues (excluding depreciation, accretion and amortization)	(15,501)	(14,257)	(1,244)

Segment operating profit	$1,573	$1,158	$415

Site leasing segment operating profit increased $15.7 million for the three months ended March 31, 2011, compared to the same period in the prior year, primarily due to additional profit generated by the revenues from towers that we acquired or constructed subsequent to March 31, 2010, organic site leasing growth from new leases and contractual rent escalators and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers, control of our site leasing cost of revenue and the positive impact of our ground lease purchase program.

Adjusted EBITDA:

We define Adjusted EBITDA as net loss excluding the impact of net interest expenses, provision for taxes, depreciation, accretion and amortization, asset impairment and other charges, non-cash compensation, net loss from extinguishment of debt, other income and expenses, acquisition related expenses, non-cash straight-line leasing revenue and non-cash straight-line ground lease expense.

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

Adjusted EBITDA increased $14.3 million for the three months ended March 31, 2011, compared to the same period in the prior year, primarily due to increased site leasing segment operating profit. The reconciliation of Adjusted EBITDA is as follows:

	For the three months ended March 31,		Dollar Change
	2011	2010
	(in thousands)

Net loss	$(34,376)	$(37,411)	$3,035
Interest income	(30)	(82)	52
Total interest expense (1)	55,373	54,477	896
Depreciation, accretion, and amortization	74,878	67,446	7,432
Provision for taxes (2)	1,198	520	678
Loss from extinguishment of debt, net	1,696	112	1,584
Acquisition related expenses	2,373	2,055	318
Non-cash compensation	2,780	2,572	208
Non-cash straight-line leasing revenue	(1,790)	(1,000)	(790)
Non-cash straight-line ground lease expense	2,993	3,018	(25)
Other expense (income)	545	(319)	864

Adjusted EBITDA	$105,640	$91,388	$14,252

(1)	Total interest expense includes interest expense, non-cash interest expense and amortization of deferred financing fees.
(2)

Includes $507 and $411 of franchise taxes for the three months ended March 31, 2011 and 2010, respectively, reflected in the Consolidated Statement of Operations in selling, general and administrative expenses.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

	For the three months ended March 31,		Dollar	Percentage Increase
	2011	2010	Change	(Decrease)

Revenues:
Site leasing	$146,484	$127,967	$18,517	14.5%
Site development consulting	4,191	4,583	(392)	(8.6%)
Site development construction	17,074	15,415	1,659	10.8%

Total revenues	167,749	147,965	19,784	13.4%

Operating expenses:

Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	31,976	29,183	2,793	9.6%
Cost of site development consulting	3,227	3,632	(405)	(11.2%)
Cost of site development construction	15,501	14,257	1,244	8.7%
Selling, general and administrative	15,895	14,506	1,389	9.6%
Acquisition related expenses	2,373	2,055	318	15.5%
Depreciation, accretion and amortization	74,878	67,446	7,432	11.0%

Total operating expenses	143,850	131,079	12,771	9.7%

Operating income	23,899	16,886	7,013	41.5%

Other income (expense):
Interest income	30	82	(52)	(63.4%)
Interest expense	(37,781)	(37,118)	(663)	1.8%
Non-cash interest expense	(15,393)	(14,867)	(526)	3.5%
Amortization of deferred financing fees	(2,199)	(2,492)	293	(11.8%)
Loss from extinguishment of debt, net	(1,696)	(112)	(1,584)	1414.3%
Other (expense) income	(545)	319	(864)	(270.8%)

Total other expense	(57,584)	(54,188)	(3,396)	6.3%

Loss before provision for income taxes	(33,685)	(37,302)	3,617	(9.7%)
Provision for income taxes	(691)	(109)	(582)	533.9%

Net loss	(34,376)	(37,411)	3,035	(8.1%)
Net loss attributable to the noncontrolling interest	125	85	40	47.1%

Net loss attributable to SBA Communications Corporation	$(34,251)	$(37,326)	$3,075	(8.2%)

Revenues:

Site leasing revenues increased $18.5 million for the three months ended March 31, 2011, as compared to the same period in the prior year, due largely to (i) revenues from the towers that we acquired or constructed subsequent to March 31, 2010 and (ii) organic site leasing growth from new leases, contractual rent escalators with current tenants and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers.

Site development consulting revenues remained relatively stable for the three months ended March 31, 2011 as compared to the same period in the prior year. Site development construction revenues increased $1.7 million for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, as a result of a higher volume of work performed during first quarter of 2011 compared to the same period in the prior year.

Operating Expenses:

Site leasing cost of revenues increased $2.8 million for the three months ended March 31, 2011, as compared to the same period in the prior year, primarily as a result of the growth in the number of tower sites owned by us (9,290 at March 31, 2011 compared to 8,380 at March 31, 2010) offset by the positive impact of our ground lease purchase program.

Site development consulting cost of revenues remained relatively stable for the three months ended March 31, 2011 as compared to the same period in the prior year. Site development construction cost of revenues increased $1.2 million for the three months ended March 31, 2011, as compared to the same period in the prior year, as a result of a higher volume of work performed during first quarter of 2011 compared to the same period in the prior year.

Selling, general and administrative expenses increased $1.4 million for the three months ended March 31, 2011, as compared to the same period in the prior year, primarily as a result of an increase in salaries and benefits, non-cash compensation as well as costs incurred in connection with our international expansion.

Acquisition related expenses increased $0.3 million for three months ended March 31, 2011, as compared to the same period in the prior year, primarily as a result of an increase in the number of towers acquired as well as towers under contract for acquisition during the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.

Depreciation, accretion and amortization expense increased $7.4 million for the three months ended March 31, 2011, as compared to the same period in the prior year, due to an increase in the number of tower sites built and acquired as of March 31, 2011 compared to those owned at March 31, 2010.

Operating Income:

Operating income increased $7.0 million for the three months ended March 31, 2011 from the three months ended March 31, 2010 primarily due to the result of higher segment operating profit in the site leasing segment offset by increases in depreciation, accretion and amortization expense, acquisition related expenses and selling, general and administrative expenses.

Other Income (Expense):

Interest expense increased $0.7 million from the three months ended March 31, 2010 due to the higher weighted average principal amount of cash-interest bearing debt outstanding offset by the lower weighted average interest rate for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Non-cash interest expense was $15.4 million for the three months ended March 31, 2011, an increase of $0.5 million from the three months ended March 31, 2010. This increase reflects the accretion of the debt discounts on the 1.875% Notes (as defined below), the 4.0% Notes (as defined below), and the Senior Notes offset by the impact of the repurchase of the 0.375% Notes in the fourth quarter of 2010 and the repurchase of $15.0 million of 1.875% Notes in the first quarter of 2011.

The loss from extinguishment of debt of $1.7 million for the three months ended March 31, 2011 is associated with the repurchase of $15.0 million in principal of our 1.875% Notes. The loss from extinguishment of debt of $0.1 million for the three months ended March 31, 2010 is associated with the repurchase of $2.0 million in principal of our 2006 CMBS Certificates.

Net Loss

Net loss decreased $3.0 million to $34.4 million for the three months ended March 31, 2011 from the three months ended March 31, 2010. The decrease in net loss for the three months ended March 31, 2011 is primarily due to an increase in site leasing segment operating profit partially offset by increases in depreciation, accretion and amortization expense, acquisition related expenses, interest expense and non-cash interest expense.

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

A summary of our cash flows is as follows:

	For the three months ended
	March 31, 2011	March 31, 2010
	(in thousands)
Summary cash flow information:
Cash provided by operating activities	$53,197	$37,418
Cash used in investing activities	(108,748)	(72,752)
Cash provided by (used in) financing activities	86,401	(7,709)

Increase (decrease) in cash and cash equivalents	30,850	(43,043)
Cash and cash equivalents, beginning of the period	64,254	161,317

Cash and cash equivalents, end of the period	$95,104	$118,274

Sources of Liquidity

We fund our growth, including our tower portfolio growth, through cash flows from operations, long-term indebtedness and equity issuances. With respect to our debt financing, we have issued secured and unsecured debt instruments at various levels of our organizational structure to minimize our financing costs while maximizing our operational flexibility.

Cash provided by operating activities was $53.2 million for the three months ended March 31, 2011 as compared to $37.4 million for the three months ended March 31, 2010. This increase was primarily due an increase in segment operating profit from the site leasing segment for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

During the three months ended March 31, 2011, SBA Senior Finance II, LLC borrowed $175.0 million under the 2010 Credit Facility. As of March 31, 2011, we had $195.0 million outstanding under the 2010 Credit Facility at the weighted average interest rate of 2.17%. As of March 31, 2011, the availability under the 2010 Credit Facility was $305.0 million.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or, companies who own wireless communication towers, antenna sites or related assets. During the three months ended March 31, 2011, we did not issue any shares of Class A common stock under this registration statement. As of March 31, 2011, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

On March 3, 2009, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. For the three months ended March 31, 2011, we did not issue any securities under this automatic shelf registration statement.

Uses of Liquidity

We believe that our principal use of liquidity will be to fund tower portfolio growth and, secondarily, to opportunistically repurchase our outstanding securities, including through our stock repurchase program. In the future, we may continue to repurchase, for cash or equity, our outstanding indebtedness in privately-negotiated or open market transactions in order to optimize our liquidity and leverage and take advantage of market opportunities. During the three months ended March 31, 2011, our wholly owned subsidiary repurchased an aggregate of $15.0 million in principal amount of the 1.875% Notes for $17.0 million in cash.

Our cash capital expenditures, including cash used for acquisitions, for the three months ended March 31, 2011 were $110.4 million. The $110.4 million primarily consists of cash capital expenditures of $83.1 million that we incurred primarily in connection with the acquisition of 166 completed towers net of related working capital adjustments and earnouts paid in connection with previous acquisitions, $14.3 million for construction and related costs associated with the completion of 35 new towers and for sites in process during the three months ended March 31, 2011, $1.9 million for tower maintenance capital expenditures, $2.3 million for augmentations and tower upgrades, $1.6 million for general corporate expenditures and $7.2 million for ground lease purchases (not including $1.2 million spent to extend ground lease terms).

In connection with the stock repurchase program, we repurchased and retired 1,796,694 shares for an aggregate of $75.0 million including commissions and fees in the three months ended March 31, 2011. On April 27, 2011, our Board of Directors (1) terminated the existing $250.0 million stock repurchase program (under which $65.9 million of repurchase authorization remained available at the termination date), and (2) approved a new $300.0 million stock repurchase program. This new program authorizes us to purchase, from time to time, up to $300.0 million of our outstanding common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program became effective on April 28, 2011 and will continue until otherwise modified or terminated by our Board of Directors at any time in our sole discretion.

Subsequent to March 31, 2011, we acquired 88 towers and related assets and liabilities from various sellers. The aggregate consideration paid for the towers and related assets was $44.9 million in cash.

During 2011, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $11.0 million to $15.0 million and discretionary cash capital expenditures, based on current obligations, of $275.0 million to $295.0 million primarily associated with the towers we intend to build in 2011, tower acquisitions closed or currently under contract, tower augmentations and ground lease purchases. We may spend additional capital in 2011 on acquiring revenue producing or expense reducing assets not yet identified and under contract, or possibly stock repurchases. We estimate we will incur less than $1,000 per tower per year for capital improvements or modifications to our towers. We expect to fund cash capital expenditures from cash on hand, cash flow from operations and borrowings under the 2010 Credit Facility. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and tower acquisition programs, and our ground lease purchase program.

Debt Instruments and Debt Service Requirements

As of March 31, 2011, we believe that our cash on hand and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

Secured Tower Revenue Securities Series 2010

On April 16, 2010, a New York common law trust (the “Trust”) issued $680.0 million of Secured Tower Revenue Securities Series 2010-1 (the “2010-1 Tower Securities”), and $550.0 million of Secured Tower Revenue Securities Series 2010-2 (the “2010-2 Tower Securities” and together with the 2010-1 Tower Securities, the “2010 Tower Securities”). The weighted average annual fixed coupon interest rate of the 2010 Tower Securities is 4.6%, payable monthly. The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 16, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 16, 2017 and April 16, 2042, respectively. For a detailed discussion of the 2010 Tower Securities, see Note 12 in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2010, filed with the Commission, on February 25, 2011.

As of March 31, 2011, the Borrowers met the required Debt Service Coverage Ratio as set forth in the mortgage loan agreement. Based on the amounts outstanding at March 31, 2011, the debt service for the next twelve months on the 2010 Tower Securities would be $57.0 million.

1.875% Convertible Senior Notes due 2013

At March 31, 2011, we had $535.0 million outstanding of Convertible Senior Notes (the “1.875% Notes”) which were recorded at their discounted carrying value of $459.4 million. The maturity date of the 1.875% Notes is May 1, 2013. Interest on the 1.875% Notes is payable semi-annually each May 1 and November 1. The 1.875% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 24.1196 shares of Class A common stock per $1,000 principal amount of 1.875% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $41.46 per share or a 20% conversion premium based on the last reported sale price of $34.55 per share of Class A common stock on the Nasdaq Global Select Market on May 12, 2008, the purchase agreement date. Based on the amounts outstanding at March 31, 2011, debt service for the next twelve months on the 1.875% Notes would be $10.0 million.

Concurrently with the pricing of our 1.875% Notes, we entered into convertible note hedge transactions and warrant transactions with affiliates of certain of the initial purchasers of the convertible note offerings. The initial strike price of the convertible note hedge transactions relating to our 1.875% Notes is $41.46 per share of our Class A common stock (the same as the initial conversion price of our 1.875% convertible notes) and the upper strike price of the warrants is $67.37 per share. Although we initially entered into convertible note hedge and warrant transactions to cover the full amount of the shares that were issuable upon conversion of the 1.875% Notes, as a result of the bankruptcy of Lehman Brothers OTC Derivatives Inc. (“Lehman Derivatives”), on November 7, 2008, we terminated the convertible note hedge transaction with Lehman Derivatives which covered 55% of the 13,265,780 shares of our Class A common stock potentially issuable upon conversion of our 1.875% Notes. Consequently, we do not currently have a hedge with respect to those shares and, to the extent that the market price of our Class A common stock exceeds $41.46 per share upon conversion of the notes, we will be subject to dilution or if we settle in cash, additional costs, upon conversion of that portion of the 1.875% Notes.

4.0% Convertible Senior Notes due 2014

As of March 31, 2011, we had outstanding $500.0 million of our 4.0% Convertible Senior Notes (the “4.0% Notes”) which were recorded at their discounted carrying value of $375.4 million. The maturity date of the 4.0% Notes is October 1, 2014. Interest on the 4.0% Notes is payable semi-annually on April 1 and October 1. The 4.0% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of

32.9164 shares of our Class A common stock per $1,000 principal amount of 4.0% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $30.38 per share or a 22.5% conversion premium based on the last reported sale price of $24.80 per share of our Class A common stock on the Nasdaq Global Select Market on April 20, 2009, the purchase agreement date. Based on the amounts outstanding at March 31, 2011, debt service for the next twelve months on the 4.0% Notes would be $20.0 million.

Concurrently with the pricing of our 4.0% Notes, we entered into convertible note hedge transactions and warrant transactions with affiliates of certain of the initial purchasers of the convertible note offerings. The initial strike price of the convertible note hedge transactions relating to our 4.0% Notes is $30.38 per share of our Class A common stock (the same as the initial conversion price of the 4.0% Notes) and the upper strike price of the warrant transactions is $44.64 per share.

Pursuant to the terms of the warrant transaction, we are responsible for the dilution or costs, to the extent that we settle in cash or stock, arising from the conversion of the notes to the extent that the market price of our Class A common stock exceeds the strike price of the warrants. If the market price of our Class A common stock significantly exceeded the strike price on the conversion date we would be subject to material dilution or, to the extent we elected to settle in cash, material additional costs.

Convertible Senior Notes Conversion Options

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

Upon conversion, we have the right to settle our conversion obligation in cash, shares of Class A common stock or a combination of cash and shares of our Class A common stock. From time to time, upon notice to the holders of the Notes, we may change our election regarding the form of consideration that we will use to settle our conversion obligation; provided, however, that we are not permitted to change our settlement election after February 18, 2013 for the 1.875% Notes and July 21, 2014 for the 4.0% Notes. A discussion of the full convertibility provisions of our convertible senior notes and of the related hedging arrangements, including the impact of Lehman Brothers OTC Derivatives Inc. default on a portion of the hedge associated with the 1.875% Notes, is included in our Annual Report on Form 10-K filed with the SEC on February 25, 2011.

Senior Notes

On July 24, 2009, Telecommunications issued $750.0 million of unsecured senior notes (the “Senior Notes”), $375.0 million of which are due August 15, 2016 (the “2016 Notes”) and $375.0 million of which are due August 15, 2019 (the “2019 Notes”). At March 31, 2011, the 2016 Notes and the 2019 Notes were recorded at carrying value of $373.0 million and $372.2 million, respectively.

The 2016 Notes have an interest rate of 8.00% and were issued at a price of 99.330% of their face value. The 2019 Notes have an interest rate of 8.25% and were issued at a price of 99.152% of their face value. Interest on the 2016 Notes and 2019 Notes is due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. Based on the amounts outstanding at March 31, 2011, debt service for the next twelve months on the 2016 Senior Notes and the 2019 Senior Notes would be $30.0 million and $30.9 million, respectively. The 2016 Notes and the 2019 Notes are fully and unconditionally guaranteed by SBA Communications.

2010 Credit Facility

SBA Senior Finance II, LLC (“SBA Senior Finance II”), our indirect wholly-owned subsidiary, has entered into a credit agreement for a $500.0 million senior secured revolving credit facility (the “2010 Credit Facility”) with several banks and other financial institutions or entities from time to time parties to the credit agreement (the “Credit Agreement”). The 2010 Credit Facility consists of a revolving loan up to $500.0 million, based on SBA Senior Finance II’s ratio of Annualized Adjusted EBITDA to Consolidated Total Debt plus Net Hedge Exposure, which may be borrowed, repaid and redrawn subject to the satisfaction of customary conditions to borrowing, as set forth in the Credit Agreement.

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

The Credit Agreement requires SBA Senior Finance II and SBA Communications to maintain specific financial ratios. At the SBA Senior Finance II level, these requirements are (i) a ratio of Consolidated Total Debt to Annualized Borrower EBITDA (as defined in the Credit Agreement) that does not exceed 5.0x for any fiscal quarter, (ii) a ratio of Consolidated Total Debt and Net Hedge Exposure (as defined in the Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 5.0x for 30 consecutive days and (iii) a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (as defined in the Credit Agreement) of not less than 2.0x for any fiscal quarter. In addition, SBA Communications’ ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for any fiscal quarter on an annualized basis cannot exceed 8.9x. The Credit Agreement also contains customary affirmative and negative covenants that, among other things, limit SBA Senior Finance II’s ability to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions or engage in certain asset dispositions, including a sale of all or substantially all of our assets. As of March 31, 2011, SBA Senior Finance II and SBA Communications were in full compliance with the financial covenants contained in the 2010 Credit Facility.

During the three months ended March 31, 2011, SBA Senior Finance II, LLC borrowed $175.0 million under the 2010 Credit Facility. As of March 31, 2011, we had $195.0 million outstanding under the 2010 Credit Facility at the weighted average interest rate of 2.17%. As of March 31, 2011, the availability under the 2010 Credit Facility was $305.0 million. We may, from time to time, borrow from and repay the 2010 Credit Facility. Consequently, the amount outstanding under the 2010 Credit Facility at the end of a period may not be reflective of the total amounts outstanding during the period. Based on the amounts outstanding under the 2010 Credit Facility at March 31, 2011, debt service for the next twelve months will be approximately $4.1 million for the amounts borrowed based on current rates and $1.1 million for the unused commitment.

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

The following table presents the future principal payment obligations and interest rates associated with our debt instruments assuming our actual level of indebtedness as of March 31, 2011:

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(in thousands)
Debt:
1.875% Convertible Senior Notes due 2013	$—	$—	$535,000	$—	$—	$—	$535,000	$610,596
4.0% Convertible Senior Notes due 2014	$—	$—	$—	$500,000	$—	$—	$500,000	$733,150
8.0% Senior Notes due 2016	$—	$—	$—	$—	$—	$375,000	$375,000	$407,813
8.25% Senior Notes due 2019	$—	$—	$—	$—	$—	$375,000	$375,000	$414,375
4.254% 2010-1 Tower Securities (1)	$—	$—	$—	$—	$680,000	$—	$680,000	$697,000
5.101% 2010-2 Tower Securities (1)	$—	$—	$—	$—	$—	$550,000	$550,000	$563,750
2010 Credit Facility	$—	$—	$—	$—	$195,000	$—	$195,000	$195,000

(1)	The anticipated repayment date and the final maturity date for the 2010–1 Tower Securities is April 16, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010–2 Tower Securities is April 16, 2017 and April 16, 2042, respectively.

We are exposed to interest rate risk and to market risk associated with the market price of our Class A common stock.

We are currently subject to interest rate risk relating to the impact of interest rate movements on any borrowings that we may incur under our 2010 Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

In addition, in connection with our convertible notes, we are subject to market risk associated with the market price of our Class A common stock. Because we pay fixed interest coupons on our convertible notes, market interest rate fluctuations do not impact our debt interest payments or the amount of principal that we will be required to pay at maturity. However, to the extent the market price of our Class A common stock for the measurement periods set forth in the relevant instruments exceeds the conversion price or the strike price of the warrant transactions that we entered into in connection with the issuance of the convertible notes, the aggregate amount that we will be required to pay upon conversion of the convertible notes may exceed the principal amount of the notes outstanding. We currently have convertible note hedges and warrants outstanding with respect to approximately 50% of our outstanding 1.875% Notes and all of our 4.0% Notes. The last sales price of our Class A common stock on March 31, 2011 was $39.68, while the conversion rate of the 1.875% Notes is $41.46 per share and the conversion rate of the 4.0% Notes is $30.38 per share and the upper strike price of the warrant transaction that we entered into in connection with the 1.875% and the 4.0% Notes is $67.37 per share and $44.64 per share, respectively.

In addition, the fair value of our convertible notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible notes will generally increase as our Class A common stock prices increase and decrease as the stock prices fall. The interest and market value changes affect the fair value of our convertible notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the convertible notes at fair value. We present the fair value of the convertible notes for required disclosure purposes only.

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

•	our estimates regarding certain accounting and tax matters;

•	our estimates regarding our liquidity position and our intended use of such liquidity;

•

our expectations regarding our annual debt service in 2011 and thereafter, and our belief that our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months; and

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

•	natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage; and

•	the introduction of new technologies that may make our tower leasing business less desirable to potential tenants.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of March 31, 2011. Based on such evaluation, such officers have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 Form 10-K”). The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our 2010 Form 10-K.

If our wireless service provider customers combine their operations to a significant degree, our future operating results and our ability to service our indebtedness could be adversely affected.

Significant consolidation among our wireless service provider customers may result in our customers failing to renew existing leases for tower space or reducing future capital expenditures in the aggregate because their existing networks and expansion plans may overlap or be very similar. In March 2011, AT&T Mobility announced that it intends to acquire T-Mobile USA. As of March 31, 2011, we had separate tenant leases with AT&T and T-Mobile on the same tower at approximately 1,538 of our 9,290 total owned tower sites as of such date. The total annualized site leasing revenue generated by T-Mobile and AT&T at these sites is approximately $40.3 million and $54.2 million, respectively. The weighted average remaining current term of these leases is approximately 3 years. If the AT&T/T-Mobile USA merger is consummated, we expect it to lead to the non-renewal of certain of these tenant leases. Furthermore, in connection with the combinations of Verizon Wireless and ALLTEL (to form Verizon Wireless), Cingular and AT&T Wireless (to form AT&T Mobility) and Sprint PCS and Nextel (to form Sprint Nextel), the combined companies have rationalized and may continue to rationalize duplicative parts of their networks, which has led and may continue to lead to the non-renewal of certain leases on our towers. This consolidation could significantly impact the number of tower leases that are not renewed or the number of new leases that our wireless service provider customers require to expand their networks, which could adversely affect our future operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of equity securities

The following table presents information related to our repurchases of Class A common stock during the first quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2011 - 1/31/2011	—	$—	—	$—
2/1/2011 - 2/28/2011	—	$—	—	$—
3/1/2011 - 3/31/2011	1,796,694	$41.74	1,796,694	$65,918,495

Total	1,796,694	$41.74	1,796,694	$65,918,495

(1)	On October 29, 2009, our Board of Directors authorized a 250.0 million share repurchase program pursuant to which we would repurchase shares of our Class A common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program became effective November 3, 2009. On April 27, 2011, our Board of Directors (1) terminated the existing $250.0 million stock repurchase program (under which $65.9 million of repurchase authorization remained available at the termination date), and (2) approved a new $300.0 million stock repurchase program. This program became effective on April 28, 2011 and will continue unless otherwise modified or terminated by our Board of Directors at any time in our sole discretion.

ITEM 5. OTHER INFORMATION

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(e) On February 24, 2011, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) approved the 2011 compensation for each of its named executive officers (the “NEOs”). Specifically, the Compensation Committee approved increases in the base salaries of Messrs. Stoops, Cavanagh, Bagwell, Hunt and Silberstein of 11%, 15%, 9%, 9%, and 32%, respectively. Second, the Compensation Committee approved a target dollar value of the long-term incentive grants (“LTI Value”) for each NEO in the amount of $2.8 million for Mr. Stoops, $870,000 for Mr. Cavanagh, $1.25 million for each of Messrs. Bagwell and Hunt and $750,000 for Mr. Silberstein. As in 2010, the long-term equity awards were granted one-third (1/3) in the form of restricted stock units and two-thirds (2/3rds) in the form of stock options. Finally, in connection with the establishment of the 2011 annual incentive compensation plan, the Compensation Committee approved an annual bonus opportunity for each NEO, the company-wide financial and/or operational performance metrics and the other financial, operational and qualitative metrics for use in the subjective evaluation and the percentage of the annual bonus opportunity that may be earned for each component and the target performance levels of each performance metric. There were no material changes to the annual incentive compensation plan for 2011, except that Mr. Cavanagh’s annual bonus opportunity was increased to 100% and Mr. Silberstein’s annual bonus opportunity was reduced from 125% to 100% and, similar to all other NEOs, is now subject to a cap of 100% of base salary.

ITEM 6. EXHIBITS

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

SBA COMMUNICATIONS CORPORATION

May 6, 2011	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

May 6, 2011	/s/ Brendan T. Cavanagh
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