Form 10-Q
period 2011-06-30
SBA COMMUNICATIONS CORP
filed 2011-08-05
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 111,482,031 shares of Class A common stock outstanding as of August 1, 2011.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$277,749	$64,254
Restricted cash	23,956	29,456
Short term investments	2,829	4,016
Accounts receivable, net of allowance of $218 and $263 at June 30, 2011 and December 31, 2010, respectively	18,272	18,784
Costs and estimated earnings in excess of billings on uncompleted contracts	15,362	17,775
Prepaid and other current assets	14,639	12,442

Total current assets	352,807	146,727

Property and equipment, net	1,553,942	1,534,318
Intangible assets, net	1,551,428	1,500,012
Deferred financing fees, net	46,751	45,110
Other assets	188,081	174,008

Total Assets	$3,693,009	$3,400,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,511	$11,847
Accrued expenses	20,572	21,429
Deferred revenue	52,533	61,138
Accrued interest	32,316	32,293
Current portion of long-term debt	5,000	—
Other current liabilities	3,299	3,877

Total current liabilities	129,231	130,584

Long-term liabilities:
Long-term debt	3,319,362	2,827,450
Other long-term liabilities	119,211	112,008

Total long-term liabilities	3,438,573	2,939,458

Commitments and contingencies

Redeemable noncontrolling interests	12,284	13,023

Shareholders’ equity:
Common stock - Class A, par value $0.01, 400,000 shares authorized, 111,449 and 114,832 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,114	1,148
Additional paid-in capital	2,253,157	2,243,457
Accumulated deficit	(2,143,774)	(1,929,670)
Accumulated other comprehensive income, net	2,424	2,175

Total shareholders’ equity	112,921	317,110

Total liabilities and shareholders’ equity	$3,693,009	$3,400,175

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Revenues:
Site leasing	$150,173	$131,739	$296,657	$259,706
Site development consulting	4,672	4,680	8,863	9,263
Site development construction	16,208	18,096	33,282	33,511

Total revenues	171,053	154,515	338,802	302,480

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	32,123	30,004	64,099	59,187
Cost of site development - consulting	3,540	3,649	6,767	7,281
Cost of site development - construction	14,444	16,305	29,945	30,562
Selling, general and administrative	15,721	14,297	31,616	28,814
Asset impairment	296	—	296	—
Acquisition related expenses	1,029	1,405	3,402	3,449
Depreciation, accretion and amortization	76,691	68,831	151,569	136,277

Total operating expenses	143,844	134,491	287,694	265,570

Operating income	27,209	20,024	51,108	36,910

Other income (expense):
Interest income	29	175	59	257
Interest expense	(38,528)	(37,711)	(76,309)	(74,829)
Non-cash interest expense	(15,613)	(14,780)	(31,006)	(29,647)
Amortization of deferred financing fees	(2,201)	(2,214)	(4,400)	(4,706)
Loss from extinguishment of debt, net	—	(48,932)	(1,696)	(49,044)
Other expense, net	(104)	(434)	(649)	(115)

Total other expense, net	(56,417)	(103,896)	(114,001)	(158,084)

Loss before (provision) benefit for income taxes	(29,208)	(83,872)	(62,893)	(121,174)
(Provision) benefit for income taxes	(702)	18	(1,393)	(91)

Net loss	(29,910)	(83,854)	(64,286)	(121,265)
Less: Net loss attributable to the noncontrolling interest	91	155	216	240

Net loss attributable to SBA Communications Corporation	$(29,819)	$(83,699)	$(64,070)	$(121,025)

Net loss per common share attributable to SBA Communications Corporation:
Basic and diluted	$(0.27)	$(0.72)	$(0.57)	$(1.04)

Basic and diluted weighted average number of common shares	112,324	115,666	113,365	116,388

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited) (in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Net loss attributable to SBA Communications Corporation	$(29,819)	$(83,699)	$(64,070)	$(121,025)
Other comprehensive loss associated with derivative instruments:
Amortization of net deferred loss from settlement of derivative financial instruments	—	91	—	632
Write-off of net deferred loss from derivative instruments related to repurchase of debt	—	3,636	—	3,645
Foreign currency translation adjustments	65	(679)	249	(186)

Comprehensive loss	(29,754)	(80,651)	(63,821)	(116,934)
Comprehensive loss attributable to the noncontrolling interest	—	62	—	17

Comprehensive loss attributable to SBA Communications Corporation	$(29,754)	$(80,589)	$(63,821)	$(116,917)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(unaudited) (in thousands)

	Class A Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income, net	Total

BALANCE, December 31, 2010	114,832	$1,148	$2,243,457	$(1,929,670)	$2,175	$317,110
Net loss attributable to SBA Communications Corporation	—	—	—	(64,070)	—	(64,070)
Foreign currency translation adjustments	—	—	(38)	—	249	211
Non-cash compensation	—	—	6,002	—	—	6,002
Common stock issued in connection with stock purchase/option plans/restriction lapse	357	3	6,343	—	—	6,346
Equity component related to repurchases of the 1.875%	—	—	(2,607)	—	—	(2,607)
Repurchase and retirement of common stock	(3,740)	(37)	—	(150,034)	—	(150,071)

BALANCE, June 30, 2011	111,449	$1,114	$2,253,157	$(2,143,774)	$2,424	$112,921

The accompanying notes are an integral part of these consolidated financial statements

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,286)	$(121,265)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization	151,569	136,277
Non-cash interest expense	31,006	29,647
Deferred income tax benefit	(524)	(248)
Asset impairment	296	—
Non-cash compensation expense	5,922	5,352
Provision for doubtful accounts	55	400
Amortization of deferred financing fees	4,400	4,706
Loss from extinguishment of debt, net	1,696	49,044
Other non-cash items reflected in the Statements of Operations	575	(293)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	2,607	(663)
Prepaid and other assets	(8,316)	(6,222)
Accounts payable and accrued expenses	(1,697)	332
Accrued interest	23	(3,571)
Other liabilities	(342)	4,639

Net cash provided by operating activities	122,984	98,135

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and related earn-outs	(166,044)	(111,970)
Capital expenditures	(55,737)	(27,498)
Purchase of investments	(980)	(34,470)
Proceeds from sales/maturities of investments	2,171	3,527
Proceeds from disposition of fixed assets	9	35
Payment of restricted cash relating to tower removal obligations	—	(667)

Net cash used in investing activities	(220,581)	(171,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Term Loan, net of original issue discount and fees paid	492,617	—
Proceeds from issuance of 2010 Tower Securities, net of fees paid	—	1,212,381
Repurchase and retirement of common stock	(150,071)	(97,081)
Payment on extinguishment of debt	(17,038)	(979,358)
Borrowings under Revolving Credit Facility	250,000	—
Repayment of Revolving Credit Facility	(270,000)	—
Proceeds from employee stock purchase/stock option plans	6,346	6,753
(Payment) release of restricted cash relating to 2010 Tower Securities/CMBS Certificates	—	1,886
Payment of deferred financing fees	(45)	(5,025)
Purchase of noncontrolling interests	(717)	—
Other	—	(26)

Net cash provided by financing activities	311,092	139,530

NET INCREASE IN CASH AND EQUIVALENTS	213,495	66,622
CASH AND CASH EQUIVALENTS:
Beginning of period	64,254	161,317

End of period	$277,749	$227,939

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2011	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$76,526	$78,656

Income taxes	$2,291	$647

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Assets acquired through capital leases	$587	$420

Contribution of DAS networks in exchange for equity investment	$—	$11,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to increase the prominence of other comprehensive income in financial statements. Under the provisions of ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The accounting changes summarized in ASU No. 2011-05 are effective for fiscal years beginning on or after December 15, 2011, with early adoption permitted. The Company adopted ASU No. 2011-05 during the second quarter of fiscal 2011.

3.	FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Nonrecurring Basis—The Company’s intangibles, certain long-lived assets, and asset retirement obligations are measured at fair value on a nonrecurring basis using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value of the long-lived assets, intangibles and asset retirement obligations is calculated using a discounted cash flow model. During the three and six months ended June 30, 2011, the Company recognized an impairment charge of $0.3 million related to its long-lived assets resulting from the Company’s analysis that the future cash flows would not recover the carrying value of the investment in tower sites. During the three and six months ended June 30, 2010, the Company did not impair any of its assets to fair value.

Items Measured at Fair Value on a Recurring Basis— The Company’s short-term investments, which consist of $2.8 million and $4.0 million in certificate deposits and money market funds as of June 30, 2011 and December 31, 2010 respectively, are measured at fair value on a recurring basis using Level 1 inputs. Level 1 valuations rely on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

The Company’s earnouts related to acquisitions are measured at fair value on a recurring basis using Level 3 inputs. The fair value of the earnouts is based on the anticipated future earnout obligations. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation if the performance targets contained in various acquisition agreements were met was $3.5 million and $3.3 million as of June 30, 2011 and December 31, 2010, respectively, which the Company recorded in accrued expenses (see Note 5).

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, and accounts payable approximate their related estimated fair values due to the short maturity of those instruments. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon reported market values. As of June 30, 2011, the carrying value and fair value of the held-to-maturity investments, including current portion, was $1.5 million and $1.7 million, respectively. As of December 31, 2010, the carrying value and fair value of the held-to-maturity investments, including current portion, was $1.5 million and $1.7 million, respectively.

The Company determines fair value of its debt instruments utilizing quoted prices and indicative quotes (that is non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Term Loan is considered to be equal to the carrying value because the interest payments are based on Eurodollar rates that are reset every one, three or six months at the Company’s option. The Company does not believe its credit risk had changed materially from the date the applicable Base Rate plus 1.75 basis points or Eurodollar Rate plus 2.75 basis points was set. The following table reflects fair values, principal values and carrying values of the Company’s debt instruments (see Note 9).

	As of June 30, 2011			As of December 31, 2010
	Fair Value	Principal Value	Carrying Value	Fair Value	Principal Value	Carrying Value
	(in millions)

1.875% Convertible Senior Notes due 2013	$590.2	$535.0	$467.8	$617.4	$550.0	$464.0
4.0% Convertible Senior Notes due 2014	$703.1	$500.0	$382.6	$744.4	$500.0	$368.5
8.0% Senior Notes due 2016	$398.4	$375.0	$373.0	$405.9	$375.0	$372.9
8.25% Senior Notes due 2019	$401.3	$375.0	$372.2	$409.7	$375.0	$372.1
4.254% 2010-1C Tower Securities	$702.1	$680.0	$680.0	$691.9	$680.0	$680.0
5.101% 2010-2C Tower Securities	$569.3	$550.0	$550.0	$556.9	$550.0	$550.0
Revolving Credit Facility	$—	$—	$—	$20.0	$20.0	$20.0
Term Loan	$500.0	$500.0	$498.8	$—	$—	$—

4.	RESTRICTED CASH

Restricted cash consists of the following:

	As of	As of
	June 30, 2011	December 31, 2010	Included on Balance Sheet
	(in thousands)
Securitization escrow accounts	$23,075	$28,583	Restricted cash - current asset
Payment and performance bonds	881	873	Restricted cash - current asset
Surety bonds and workers compensation	12,018	11,392	Other assets - noncurrent

Total restricted cash	$35,974	$40,848

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of June 30, 2011, the Company had $20.0 million in surety, payment and performance bonds for which it was required to post $9.8 million in collateral. As of December 31, 2010, the Company had $19.7 million in surety, payment and performance bonds for which it was required to post $9.6 million in collateral. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of June 30, 2011 and December 31, 2010, the Company had pledged $2.8 million and $2.2 million, respectively, as collateral related to its workers compensation policy. Restricted cash for surety bonds and workers compensation are included in other assets on the Company’s Consolidated Balance Sheets.

5.	ACQUISITIONS

During the second quarter of 2011, the Company acquired 140 completed towers, 1 antenna site and related assets and liabilities from various sellers. The Company acquired a total of 306 completed towers, two antenna sites and related assets and liabilities during the first six months of 2011. The aggregate consideration paid for these towers and related assets (including working capital adjustments) was approximately $68.6 million during the second quarter of 2011, and $151.7 million during the first six months of 2011, all of which was paid in cash. In addition, as part of the ground lease purchase program, the Company paid, in cash, $2.7 million for long-term lease extensions and $7.1 million for land and perpetual easement purchases in the second quarter of 2011 and an aggregate of $3.9 million for long-term lease extensions and $14.3 million for land and perpetual easement purchases during the first six months of 2011.

The Company accounted for these acquisitions under the acquisition method of accounting. The acquisitions are recorded at fair market value at the date of each acquisition. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions.

The acquisitions consummated were not significant to the Company and, accordingly, pro forma financial information has not been presented. The Company continues to evaluate all acquisitions within one year after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met. These intangible assets represent the value associated with current leases in place at the acquisition date (“Current contract intangibles”) and future tenant leases anticipated to be added to the acquired towers (“Network location intangibles”) and were calculated using the discounted values of the current or future expected cash flows. The intangible assets are estimated to have an economic useful life consistent with the economic useful life of the related tower assets, which is typically 15 years.

From time to time, the Company agrees to pay additional consideration (or earnouts) in connection with its acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets after they have been acquired. The Company records contingent consideration for acquisitions that occurred prior to January 1, 2009 when the contingent consideration is paid. Effective January 1, 2009, the Company accrues for contingent

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

consideration in connection with acquisitions at fair value as of the date of the acquisition. All subsequent changes in fair value are recorded through the Consolidated Statements of Operations. During the three and six months ended June 30, 2011, certain earnings targets associated with previously acquired towers were achieved and therefore the Company paid $1.1 million and $2.5 million in cash, respectively. As of June 30, 2011, the Company had potential obligations to pay up to an additional $6.8 million in consideration if the performance targets contained in various acquisition agreements are met of which the Company recorded, in accrued expenses, $3.5 million. In certain acquisitions, the additional consideration may be paid in cash or shares of Class A common stock at the Company’s option.

6.	INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of June 30, 2011			As of December 31, 2010
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
	(in thousands)
Current contract intangibles	$1,286,618	$(289,930)	$996,688	$1,206,114	$(248,308)	$957,806
Network location intangibles	720,473	(165,733)	554,740	684,497	(142,291)	542,206

Intangible assets, net	$2,007,091	$(455,663)	$1,551,428	$1,890,611	$(390,599)	$1,500,012

All intangible assets noted above are included in our site leasing segment. The Company amortizes its intangible assets using the straight-line method over 15 years. Amortization expense relating to the intangible assets above was $33.0 million and $28.7 million for the three months ended June 30, 2011 and 2010, respectively, and $65.0 million and $57.2 million for the six months ended June 30, 2011 and 2010, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the purchase price is finalized for all acquisitions.

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of June 30, 2011	As of December 31, 2010
	(in thousands)
Towers and related components	$2,485,890	$2,407,322
Construction-in-process	28,131	24,984
Furniture, equipment and vehicles	26,276	24,045
Land, buildings and improvements	157,012	143,445

	2,697,309	2,599,796
Less: accumulated depreciation	(1,143,367)	(1,065,478)

Property and equipment, net	$1,553,942	$1,534,318

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s site leasing segment. Depreciation expense was $43.6 million and $40.1 million for the three months ended June 30, 2011 and 2010, respectively, and $86.4 million and $78.9 million for the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011 and December 31, 2010, non-cash capital expenditures that are included in accounts payable and accrued expenses were $8.0 million and $4.7 million, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amounts applicable to capital leases for vehicles included in property and equipment, net were:

	As of June 30, 2011	As of December 31, 2010
	(in thousands)
Vehicles	$3,709	$3,110
Less: accumulated depreciation	(1,568)	(1,241)

Vehicles, net	$2,141	$1,869

8.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of June 30, 2011	As of December 31, 2010
	(in thousands)
Cost incurred on uncompleted contracts	$41,555	$43,686
Estimated earnings	15,123	14,809
Billings to date	(41,833)	(41,728)

	$14,845	$16,767

These amounts are included on the accompanying Consolidated Balance Sheets under the following captions:

	As of June 30, 2011	As of December 31, 2010
	(in thousands)

Costs and estimated earnings in excess of billings on uncompleted contracts	$15,362	$17,775
Other current liabilities (Billings in excess of costs and estimated earnings on uncompleted contracts)	(517)	(1,008)

	$14,845	$16,767

At June 30, 2011, five significant customers comprised 82.9% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, while at December 31, 2010, five significant customers comprised 81.4% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	DEBT

The carrying value of debt consists of the following:

	As of June 30, 2011	As of December 31, 2010
	(in thousands)

1.875% Convertible Senior Notes. Principal balance of $535.0 million	$467,756	$463,970
4.0% Convertible Senior Notes. Principal balance of $500.0 million	382,571	368,463
8.0% Senior Notes. Principal balance of $375.0 million	373,040	372,889
8.25% Senior Notes. Principal balance of $375.0 million	372,244	372,128
4.254% Secured Tower Revenue Securities Series 2010-1	680,000	680,000
5.101% Secured Tower Revenue Securities Series 2010-2	550,000	550,000
Revolving Credit Facility	—	20,000
Term Loan	498,751	—

Total debt	3,324,362	2,827,450
Less: current maturities of long-term debt	(5,000)	—

Total long-term debt, net of current maturities	$3,319,362	$2,827,450

Credit Agreement

On February 11, 2010, SBA Senior Finance II, LLC (“SBA Senior Finance II”), an indirect wholly-owned subsidiary of the Company, entered into a credit agreement for a $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility,” formerly referred to as the 2010 Credit Facility) with several banks and other financial institutions or entities from time to time parties to the credit agreement.

On June 30, 2011, SBA Senior Finance II entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several banks and other financial institutions or entities from time to time parties to the Credit Agreement, to extend the maturity of the Revolving Credit Facility, to obtain a new $500.0 million senior secured term loan (the “Term Loan”), and to amend certain terms of the existing credit agreement. The Company incurred financing fees of $6.2 million associated with the closing of this transaction. In addition, at the time of entering into the Credit Agreement, the remaining deferred financing fees balance of approximately $4.3 million related to the existing Credit Agreement prior to the amendment was transferred to the Revolving Credit Facility in accordance with accounting guidance for revolving credit facilities.

Revolving Credit Facility

The Revolving Credit Facility consists of a revolving loan under which up to $500.0 million aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest at the Eurodollar Rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Credit Agreement). If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, June 30, 2016. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. A 0.375% to 0.5% per annum fee is charged on the amount of unused commitments under the Revolving Credit Facility based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Credit Agreement). SBA Senior

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period.

During the three and six months ended June 30, 2011, SBA Senior Finance II borrowed $75.0 million and $250.0 million, respectively, under the Revolving Credit Facility and recognized $1.5 million and $2.3 million of cash interest expense during the three and six month periods, respectively. During the three and six months ended June 30, 2010, SBA Senior Finance II had no borrowings and recognized $0.5 million and $0.7 million of cash interest expense during the three and six month periods, respectively.

As of June 30, 2011, the availability under the Revolving Credit Facility was $500.0 million.

Term Loan

The Term Loan consists of a senior secured term loan B in an aggregate principal amount of $500.0 million and will mature on June 30, 2018. It will bear interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin of 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus a margin of 275 basis points (with a Eurodollar Rate floor of 1%). The proceeds from the Term Loan were used to pay down the $270.0 million existing balance on the Revolving Credit Facility and may be used for general corporate purposes. Principal on the Term Loan will be repaid in quarterly installments of $1.25 million on the last day of each March, June, September and December, commencing on September 30, 2011. The remaining principal balance of the Term Loan will be due and payable on the maturity date. SBA Senior Finance II has the ability to prepay any or all amounts under the Term Loan. However, to the extent the Term Loan is prepaid prior to June 30, 2012 from the proceeds of a substantially concurrent issuance of certain other syndicated loans, a prepayment fee equal to 1.0% of the aggregate principal amount of such prepayment will apply. The Term Loan was issued at 99.75% of par value.

Terms of the Credit Agreement

The Credit Agreement, as amended, requires SBA Senior Finance II and SBA Communications Corporation (“SBAC”) to maintain specific financial ratios, including, at the SBA Senior Finance II level, (1) a ratio of Consolidated Total Debt to Annualized Borrower EBITDA not to exceed 6.0 times for any fiscal quarter, (2) a ratio of Consolidated Total Debt and Net Hedge Exposure (calculated in accordance with the Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 6.0 times for 30 consecutive days and (3) a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (calculated in accordance with the Credit Agreement) of not less than 2.0 times for any fiscal quarter. In addition, SBAC’s ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (calculated in accordance with the Credit Agreement) for any fiscal quarter on an annualized basis cannot exceed 9.5 times. The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of SBA Senior Finance II and its subsidiaries to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions, merge or consolidate, make certain restricted payments, enter into transactions with affiliates, and engage in certain asset dispositions, including a sale of all or substantially all of their property. As of June 30, 2011, SBA Senior Finance II and SBAC were in compliance with the financial covenants contained in the Credit Agreement. The Credit Agreement is also subject to customary events of default. Pursuant to an Amended and Restated Guarantee and Collateral Agreement, amounts borrowed under the Revolving Credit Facility, the Term Loan and certain hedging transactions that may be entered into by SBA Senior Finance II or the Subsidiary Guarantors with lenders or their affiliates are secured by a first lien on the capital stock of SBA Telecommunications, Inc., SBA Senior Finance, LLC (formerly known as SBA Senior Finance, Inc.) and SBA Senior Finance II and on substantially all of the assets (other than leasehold, easement and fee interests in real property) of SBA Senior Finance II and the Subsidiary Guarantors.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Credit Agreement permits SBA Senior Finance II to request that one or more lenders (1) increase their proportionate share of the Revolving Credit Facility commitment, up to an additional $200.0 million in the aggregate, and/or (2) provide SBA Senior Finance II with additional term loans in an aggregate principal amount of up to $500.0 million, in each case without requesting the consent of the other lenders. SBA Senior Finance II’s ability to request such increases in the Revolving Credit Facility or additional term loans is subject to its compliance with customary conditions set forth in the Credit Agreement including, with respect to any additional term loan, compliance, on a pro forma basis, with the financial covenants and ratios set forth therein and an increase in the margin on existing term loans, to the extent required by the terms of the Credit Agreement. Upon SBA Senior Finance II’s request, each lender may decide, in its sole discretion, whether to increase all or a portion of its Revolving Credit Facility commitment or whether to provide SBA Senior Finance II with additional term loans and, if so, upon what terms.

Secured Tower Revenue Securities Series 2010

On April 16, 2010, a New York common law trust (the “Trust”) issued $680.0 million of 2010-1 Tower Securities and $550.0 million of 2010-2 Tower Securities. The 2010-1 Tower Securities have an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The weighted average annual fixed coupon interest rate of the 2010 Tower Securities is 4.6%, payable monthly. The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 16, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 16, 2017 and April 16, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of SBA Properties, Inc., SBA Sites, Inc., and SBA Structures, Inc., indirect wholly-owned operating subsidiaries of the Company (collectively, the “Borrowers”). For a detailed discussion of the 2010 Tower Securities, see Note 12 in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission, or the Commission, on February 25, 2011.

As of June 30, 2011, the Borrowers met the required Debt Service Coverage Ratio and were in compliance with all other covenants as set forth in the mortgage loan agreement.

The Company incurred cash interest expense related to the 2010 Tower Securities of $14.3 million and $28.7 million for the three and six month periods ended June 30, 2011, respectively, and $12.0 million for both of the three and six month periods ended June 30, 2010.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of the 1.875% Notes. Consequently, the Company does not currently have a hedge with respect to those shares and, to the extent that the market price of the Company’s Class A common stock exceeds $41.46 per share upon conversion of the notes, the Company will be subject to dilution or if the Company settles in cash, additional costs, upon conversion of that portion of the 1.875% Notes.

As of June 30, 2011, the carrying amount of the equity component related to the 1.875% Notes was $156.6 million. As of June 30, 2011, the Company had $535.0 million of 1.875% Notes outstanding.

During the six months ended June 30, 2011, a wholly owned subsidiary of the Company repurchased an aggregate of $15.0 million in principal amount of the 1.875% Notes for $17.0 million in cash.

The 1.875% Notes are reflected at carrying value in long-term debt in the Company’s Condensed Consolidated Balance Sheets. The following table summarizes the balances for the 1.875% Notes:

	As of June 30, 2011	As of December 31, 2010
	(in thousands)
Principal balance	$535,000	$550,000
Debt discount	(67,244)	(86,030)

Carrying value	$467,756	$463,970

The Company is amortizing the debt discount on the 1.875% Notes utilizing the effective interest method over the life of the 1.875% Notes which increases the effective interest rate from its coupon rate of 1.875% to 9.4%. The Company incurred cash interest expense of $2.5 million and $2.6 million for the three months ended June 30, 2011 and 2010, respectively, and cash interest expense of $5.0 million and $5.2 million for the six months ended June 30, 2011 and 2010, respectively. The Company recorded non-cash interest expense of $8.5 million and $7.8 million for the three months ended June 30, 2011 and 2010, respectively, and non-cash interest expense of $16.9 million and $15.4 million for the six months ended June 30, 2011 and 2010, respectively.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The 4.0% Notes are reflected at carrying value in long-term debt in the Company’s Condensed Consolidated Balance Sheets. The following table summarizes the balances for the 4.0% Notes:

	As of June 30, 2011	As of December 31, 2010
	(in thousands)
Principal balance	$500,000	$500,000
Debt discount	(117,429)	(131,537)

Carrying value	$382,571	$368,463

The Company is amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate from its coupon rate of 4.0% to 13.0%. The Company incurred cash interest expense of $5.0 million for each of the three months ended June 30, 2011 and 2010, respectively, and cash interest expense of $10.0 million for each of the six months ended June 30, 2011 and 2010, respectively. The Company recorded non-cash interest expense of $7.2 million and $6.3 million for the three months ended June 30, 2011 and 2010, respectively, and non-cash interest expense of $14.1 million and $12.4 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, the carrying amount of the equity component related to the 4.0% Notes was $169.0 million.

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

The Company incurred cash interest expense related to the 2016 Notes of $7.5 million for each of the three months ended June 30, 2011, and 2010, and non-cash interest expense of $0.08 million and $0.07 million for the three months ended June 30, 2011, and 2010, respectively. The Company incurred cash interest expense related to the 2016 Notes of $15.0 million for each of the six months ended June 30, 2011, and 2010, and non-cash interest expense of $0.2 million and $0.1 million for the six months ended June 30, 2011, and 2010, respectively.

The Company incurred cash interest expense related to the 2019 Notes of $7.7 million for each of the three months ended June 30, 2011, and 2010, and non-cash interest expense of $0.06 million and $0.05 million for the three months ended June 30, 2011, and 2010, respectively. The Company incurred cash interest expense related to the 2019 Notes of $15.5 million for each of the six months ended June 30, 2011, and 2010, and non-cash interest expense of $0.1 million for each of the six months ended June 30, 2011, and 2010.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has potential common stock equivalents related to its outstanding stock options, restricted stock units, 1.875% Notes and 4.0% Notes (see Note 9). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive for each of the three and six months ended June 30, 2011 and 2010, respectively. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for each period presented.

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

On April 27, 2011, the Company’s Board of Directors (1) terminated the existing $250.0 million stock repurchase program (under which $65.9 million of repurchase authorization remained available at the termination date), and (2) approved a new $300.0 million stock repurchase program. This new program authorizes the Company to purchase, from time to time, up to $300.0 million of the Company’s outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program became effective on April 28, 2011 and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in the Company’s sole discretion.

During the three and six months ended June 30, 2011, the Company repurchased and retired 1,943,664 and 3,740,358 shares of Class A common stock for an aggregate of $75.0 million and $150.1 million, respectively, including commissions and fees in connection with the stock repurchase programs.

As of June 30, 2011, the Company had a remaining authorization to repurchase an additional $225.0 million of its common stock under its current $300.0 million stock repurchase program.

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

During the six months ended June 30, 2011, the Company acquired the remaining noncontrolling interest in the Canadian joint venture for $0.7 million in cash, increasing its ownership interest to 100%.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company allocates income and losses to the noncontrolling interest holder based on the applicable membership interest percentage. After applying those provisions, the Company calculates the redemption amount at each reporting period and records the amount, if any, by which the redemption amount exceeds the carrying value as a charge against income (loss) available to common shareholders. As of June 30, 2011 the carrying amount exceeded the redemption amount and thus no change was recorded to income (loss) attributable to common shareholders.

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

	For the six months ended June 30,
	2011	2010
Risk free interest rate	1.17% - 2.17%	1.70% - 1.83%
Dividend yield	0.0%	0.0%
Expected volatility	53.9%	55.2%
Expected lives	3.5 - 4.5 years	3.6 - 4.3 years

The following table summarizes the Company’s activities with respect to its stock options for the six months ended June 30, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)
	(in thousands)
Outstanding at December 31, 2010	3,791	$24.77	4.7
Granted	569	$41.97
Exercised	(320)	$19.40
Canceled	(31)	$30.83

Outstanding at June 30, 2011	4,009	$27.60	4.53

Exercisable at June 30, 2011	2,340	$24.11	3.79

Unvested at June 30, 2011	1,669	$32.49	5.56

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The weighted-average fair value of options granted during the six months ended June 30, 2011 and 2010 was $18.55 and $15.88, respectively. The total intrinsic value for options exercised during the six months ended June 30, 2011 and 2010 was $6.9 million and $7.6 million, respectively.

Restricted Stock Units

The Company granted 133,971 restricted stock units pursuant to its 2010 Performance and Equity Incentive Plan during the six months ended June 30, 2011. The expense is based on the fair market value of the units awarded at the date of the grant times the number of shares subject to the units awarded. The Company typically recognizes the expense associated with the units on a straight-line basis over the vesting term.

The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2011:

	Number of Units	Weighted- Average Grant Date Fair Value per share
	(in thousands)
Outstanding at December 31, 2010	130	$35.58
Granted	134	$41.71
Restriction Lapse	(34)	$35.39
Forfeited/Canceled	(4)	$36.60

Outstanding at June 30, 2011	226	$39.22

13.	INCOME TAXES

The Company had taxable losses during the three and six months ended June 30, 2011 and 2010, and as a result, net operating loss carry-forwards have been generated. The majority of these net operating loss carry-forwards are fully reserved as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	SEGMENT DATA

The Company operates principally in three business segments: site leasing, site development consulting and site development construction. The Company’s reportable segments are strategic business units that offer different services. The site leasing segment includes results of the managed and sublease businesses. Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2011 and 2010 is shown below:

	Site Leasing		Site Development Consulting	Site Development Construction	Not Identified by Segment (1)	Total
				(in thousands)

Three months ended June 30, 2011
Revenues		$150,173	$4,672	$16,208	$—	$171,053
Cost of revenues (2)		$32,123	$3,540	$14,444	$—	$50,107
Depreciation, amortization and accretion		$76,048	$49	$310	$284	$76,691
Operating income (loss)		$28,477	$679	$47	$(1,994)	$27,209
Capital expenditures (3)		$110,394	$66	$392	$827	$111,679

Three months ended June 30, 2010
Revenues		$131,739	$4,680	$18,096	$—	$154,515
Cost of revenues (2)		$30,004	$3,649	$16,305	$—	$49,958
Depreciation, amortization and accretion		$68,314	$45	$261	$211	$68,831
Operating income (loss)		$21,300	$622	$113	$(2,011)	$20,024
Capital expenditures (3)		$96,668	$24	$332	$120	$97,144

Six months ended June 30, 2011
Revenues		$296,657	$8,863	$33,282	$—	$338,802
Cost of revenues (2)		$64,099	$6,767	$29,945	$—	$100,811
Depreciation, amortization and accretion		$150,313	$94	$620	$542	$151,569
Operating income (loss)		$53,512	$1,250	$(107)	$(3,547)	$51,108
Capital expenditures (3)		$220,046	$107	$757	$1,459	$222,369

Six months ended June 30, 2010
Revenues		$259,706	$9,263	$33,511	$—	$302,480
Cost of revenues (2)		$59,187	$7,281	$30,562	$—	$97,030
Depreciation, amortization and accretion		$135,277	$93	$490	$417	$136,277
Operating income (loss)		$40,004	$1,127	$(298)	$(3,923)	$36,910
Capital expenditures (3)		$138,686	$105	$655	$442	$139,888

Assets
As of June 30, 2011		$3,299,772	$4,035	$31,823	$357,379	$3,693,009
As of December 31, 2010		$3,218,892	$4,458	$35,567	$141,258	$3,400,175

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Excludes depreciation, amortization and accretion.
(3)	Includes cash paid for capital expenditures and acquisitions and related earn-outs and vehicle capital lease additions.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	CONCENTRATION OF CREDIT RISK

The Company’s credit risks arise from accounts receivable with international, national, regional and local wireless service providers and federal and state government agencies. The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts, as required, based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company generally does not require collateral.

The following is a list of significant customers (representing at least 10% of revenue for at least one of the periods reported) and the percentage of total revenue for the specified time periods derived from such customers:

	Percentage of Site Leasing Revenue for the three months ended June 30,
	2011	2010
AT&T	26.9%	27.8%
Sprint	22.2%	23.6%
Verizon	15.6%	15.5%
T-Mobile	11.4%	11.8%

	Percentage of Site Development Consulting Revenue for the three months ended June 30,
	2011	2010
Verizon	17.0%	17.2%
Nsoro Mastec	12.5%	14.1%
T-Mobile	11.1%	2.6%
Clearwire Tech, Inc.	0.7%	10.2%
Cox Communications	0.0%	16.6%

	Percentage of Site Development Construction Revenue for the three months ended June 30,
	2011	2010
Nsoro Mastec	46.9%	34.0%
Verizon	8.3%	11.0%
T-Mobile	5.2%	14.5%

At June 30, 2011, five significant customers comprised 56.8% of total gross accounts receivable compared to five significant customers which comprised 50.5% of total gross accounts receivable at December 31, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications towers. Our principal operations are in the United States and its territories. As of June 30, 2011, we also owned towers in Canada, Costa Rica, El Salvador, and Panama. Our primary business line is our site leasing business, which contributed approximately 97.6% of our total segment operating profit for the year-to-date period ended June 30, 2011. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative or acquired. As of June 30, 2011, we owned 9,574 tower sites, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 4,800 actual or potential additional communications sites, approximately 500 of which were revenue producing as of June 30, 2011. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

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

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five year periods at our option and provide for rent escalators which typically average 3% annually or provide for term escalators of approximately 15%. Of the 9,574 tower sites we owned as of June 30, 2011, approximately 33.4% were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 50 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates a significant portion of our total revenues. For information regarding our operating segments, please see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Revenues
	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)

Site leasing revenue	$150,173	$131,739	$296,657	$259,706
Total revenues	$171,053	$154,515	$338,802	$302,480
Site leasing revenue percentage of total revenues	87.8%	85.3%	87.6%	85.9%

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

The following rollforward summarizes the activity in our consolidated tower portfolio from December 31, 2010 to June 30, 2011:

Number of Towers

Towers owned at December 31, 2010	9,111
Purchased towers	166
Constructed towers	35
Towers reclassified/disposed (1)	(22)

Towers owned at March 31, 2011	9,290
Purchased towers	140
Constructed towers	151
Towers reclassified/disposed (1)	(7)

Towers owned at June 30, 2011	9,574

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

The table below provides the percentage of total revenues contributed by site development consulting services and site development construction services for the three and six months ended June 30, 2011 and 2010. For information regarding our operating segments, see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Revenues
	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)

Site development consulting	$4,672	$4,680	$8,863	$9,263
Site development construction	$16,208	$18,096	$33,282	$33,511
Total revenues	$171,053	$154,515	$338,802	$302,480

Site development consulting	2.7%	3.0%	2.6%	3.1%
Site development construction	9.5%	11.7%	9.8%	11.1%

International Operations

As of June 30, 2011, we had operations in Canada, Costa Rica, El Salvador and Panama. Our operations in these four countries are solely in the site leasing business, and we expect to expand operations through new builds and acquisitions. Tenant leases and ground leases in these international markets typically have similar terms and conditions as those in the United States, with a fixed initial term of three to five years, and specific rent escalators.

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

Asset Impairment

We evaluate the potential impairment of individual long-lived assets, principally the tower sites. We record an impairment charge when we believe an investment in towers, intangible assets or construction-in-process has been impaired, such that future undiscounted cash flows would not recover the then current carrying value of the investment in the tower site. We consider many factors and make certain assumptions when making this assessment, including but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. In addition, we make certain assumptions in determining an asset’s fair value for purposes of calculating the amount of an impairment charge. Changes in those assumptions or market conditions may result in a fair value which is different from management’s estimates. Future adverse changes in market conditions could result in losses or an inability to recover the carrying value, thereby possibly requiring an impairment charge in the future. In addition, if our assumptions regarding future undiscounted cash flows and related assumptions are incorrect, a future impairment charge may be required. During the three months ended June 30, 2011, we recorded an impairment charge of $0.3 million.

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

Each respective Segment operating profit is defined as segment revenues less segment cost of revenues (excluding depreciation, accretion and amortization). Total Segment operating profit is the total of the operating profits of the three segments. The reconciliation of Segment operating profit is as follows:

	Site leasing segment
	For the three months ended June 30,		Dollar Change	For the six months ended June 30,		Dollar Change
	2011	2010		2011	2010
	(in thousands)
Segment revenue	$150,173	$131,739	$18,434	$296,657	$259,706	$36,951
Segment cost of revenues (excluding depreciation, accretion and amortization)	(32,123)	(30,004)	(2,119)	(64,099)	(59,187)	(4,912)

Segment operating profit	$118,050	$101,735	$16,315	$232,558	$200,519	$32,039

	Site development consulting segment
	For the three months ended June 30,		Dollar Change	For the six months ended June 30,		Dollar Change
	2011	2010		2011	2010
	(in thousands)
Segment revenue	$4,672	$4,680	$(8)	$8,863	$9,263	$(400)
Segment cost of revenues (excluding depreciation, accretion and amortization)	(3,540)	(3,649)	109	(6,767)	(7,281)	514

Segment operating profit	$1,132	$1,031	$101	$2,096	$1,982	$114

	Site development construction segment
	For the three months ended June 30,		Dollar Change	For the six months ended June 30,		Dollar Change
	2011	2010		2011	2010
	(in thousands)
Segment revenue	$16,208	$18,096	$(1,888)	$33,282	$33,511	$(229)
Segment cost of revenues (excluding depreciation, accretion and amortization)	(14,444)	(16,305)	1,861	(29,945)	(30,562)	617

Segment operating profit	$1,764	$1,791	$(27)	$3,337	$2,949	$388

Site leasing segment operating profit increased $16.3 million and $32.0 million for the three and six months ended June 30, 2011, respectively, compared to the same period in the prior year, primarily due to additional profit generated by the towers that we acquired or constructed subsequent to June 30, 2010, organic site leasing growth from new leases and contractual rent escalators and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers, control of our site leasing cost of revenue and the positive impact of our ground lease purchase program.

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

We believe that Adjusted EBITDA is an indicator of the financial performance of our core business. Adjusted EBITDA is a component of the calculation that has been used by our lenders to determine compliance with certain covenants under our Credit Agreement and Senior Notes. Adjusted EBITDA is not intended to be an alternative measure of operating income or gross profit margin as determined in accordance with GAAP.

Adjusted EBITDA increased $14.0 million for the three months ended June 30, 2011, compared to the same period in the prior year, primarily due to increased site leasing segment operating profit offset by an increase in selling, general and administrative costs. The reconciliation of Adjusted EBITDA is as follows:

	For the three months ended June 30,		Dollar Change
	2011	2010
	(in thousands)

Net loss	$(29,910)	$(83,854)	$53,944
Interest Income	(29)	(175)	146
Total Interest Expense(1)	56,342	54,705	1,637
Depreciation, Accretion & Amortization	76,691	68,831	7,860
Asset Impairment Charge	296	—	296
Total Provision for Income Tax(2)	1,251	450	801
Loss from write-off of deferred financing fees and extinguishment of debt	—	48,932	(48,932)
Non Cash Compensation SG&A	3,141	2,780	361
Tenant Straight-line Revenue	(2,096)	(1,242)	(854)
Ground Rent Straight-line Expense	2,690	3,263	(573)
Acquisition Related Costs	1,029	1,405	(376)
Other Income/Expense	104	434	(330)

Adjusted EBITDA	$109,509	$95,529	$13,980

(1)	Total interest expense includes interest expense, non-cash interest expense and amortization of deferred financing fees.
(2)

Includes $549 and $468 of franchise taxes for the three months ended June 30, 2011 and 2010, respectively, reflected in the Consolidated Statement of Operations in selling, general and administrative expenses.

RESULTS OF OPERATIONS

Three months ended June 30, 2011 Compared to Three months ended June 30, 2010

	For the three months ended June 30,		Dollar Change	Percentage Increase (Decrease)
	2011	2010

Revenues:
Site leasing	$150,173	$131,739	$18,434	14.0%
Site development consulting	4,672	4,680	(8)	(0.2%)
Site development construction	16,208	18,096	(1,888)	(10.4%)

Total revenues	171,053	154,515	16,538	10.7%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	32,123	30,004	2,119	7.1%
Cost of site development consulting	3,540	3,649	(109)	(3.0%)
Cost of site development construction	14,444	16,305	(1,861)	(11.4%)
Selling, general and administrative	15,721	14,297	1,424	10.0%
Asset impairment	296	—	296	100.0%
Acquisition related expenses	1,029	1,405	(376)	(26.8%)
Depreciation, accretion and amortization	76,691	68,831	7,860	11.4%

Total operating expenses	143,844	134,491	9,353	7.0%

Operating income	27,209	20,024	7,185	35.9%

Other income (expense):
Interest income	29	175	(146)	(83.4%)
Interest expense	(38,528)	(37,711)	(817)	2.2%
Non-cash interest expense	(15,613)	(14,780)	(833)	5.6%
Amortization of deferred financing fees	(2,201)	(2,214)	13	(0.6%)
Loss from extinguishment of debt, net	—	(48,932)	48,932	(100.0%)
Other (expense) income	(104)	(434)	330	(76.0%)

Total other expense	(56,417)	(103,896)	47,479	(45.7%)

Loss before (provision) benefit for income taxes	(29,208)	(83,872)	54,664	(65.2%)
(Provision) benefit for income taxes	(702)	18	(720)	NM

Net loss	(29,910)	(83,854)	53,944	(64.3%)
Net loss attributable to the noncontrolling interest	91	155	(64)	(41.3%)

Net loss attributable to SBA Communications Corporation	$(29,819)	$(83,699)	$53,880	(64.4%)

NM – Not meaningful

Revenues:

Site leasing revenues increased $18.4 million for the three months ended June 30, 2011, as compared to the same period in the prior year, due largely to (i) revenues from the towers that we acquired or constructed subsequent to June 30, 2010 and (ii) organic site leasing growth from new leases, contractual rent escalators and lease amendments which increased the related rent to reflect additional equipment added to our towers.

Site development consulting revenues remained relatively stable for the three months ended June 30, 2011 as compared to the same period in the prior year. Site development construction revenues decreased $1.9 million for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, as a result of a lower volume of work performed during second quarter of 2011 compared to the same period in the prior year.

Operating Expenses:

Site leasing cost of revenues increased $2.1 million for the three months ended June 30, 2011, as compared to the same period in the prior year, primarily as a result of the growth in the number of tower sites owned by us offset by the positive impact of our ground lease purchase program.

Site development consulting cost of revenues remained relatively stable for the three months ended June 30, 2011 as compared to the same period in the prior year. Site development construction cost of revenues decreased $1.9 million for the three months ended June 30, 2011, as compared to the same period in the prior year, as a result of a lower volume of work performed during second quarter of 2011 compared to the same period in the prior year.

Selling, general and administrative expenses increased $1.4 million for the three months ended June 30, 2011, as compared to the same period in the prior year, primarily as a result of an increase in salaries and benefits, non-cash compensation as well as costs incurred in connection with our international expansion.

Acquisition related expenses decreased $0.4 million for the three months ended June 30, 2011, as compared to the same period in the prior year, primarily as a result of an increase in the number of towers acquired as well as towers under contract for acquisition or due diligence on potential acquisitions during the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010 offset by a decrease in potential earnout obligation.

Depreciation, accretion and amortization expense increased $7.9 million for the three months ended June 30, 2011, as compared to the same period in the prior year, due to an increase in the number of tower sites owned by us as of June 30, 2011 compared to those owned at June 30, 2010.

Operating Income:

Operating income increased $7.2 million for the three months ended June 30, 2011 from the three months ended June 30, 2010 primarily due to the result of higher segment operating profit in the site leasing segment offset by increases in depreciation, accretion and amortization expense and selling, general and administrative expenses.

Other Income (Expense):

Interest expense increased $0.8 million from the three months ended June 30, 2010 due to the higher weighted average principal amount of cash-interest bearing debt for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Non-cash interest expense increased $0.8 million to $15.6 million for the three months ended June 30, 2011, compared to $14.8 million for the three months ended June 30, 2010. This increase reflects the accretion of the debt discounts on the 1.875% Notes (as defined below), the 4.0% Notes (as defined below), and the Senior Notes offset by the impact of the repurchase of the 0.375% Notes in the fourth quarter of 2010 and the repurchase of $15.0 million of 1.875% Notes in the first quarter of 2011.

The loss from extinguishment of debt of $48.9 million for the three months ended June 30, 2010 is associated with the repayment of $938.6 million in principal of our 2006 CMBS Certificates.

Net Loss

Net loss decreased $53.9 million to $29.9 million for the three months ended June 30, 2011 from the three months ended June 30, 2010. The decrease in net loss for the three months ended June 30, 2011 is primarily due to a decrease in the loss on extinguishment of debt coupled with an increase in site leasing segment operating profit partially offset by an increase in depreciation, accretion and amortization expense, interest expense and non-cash interest expense.

Six months ended June 30, 2011 Compared to Six months ended June 30, 2010

	For the six months ended June 30,		Dollar Change	Percentage Increase (Decrease)
	2011	2010

Revenues:
Site leasing	$296,657	$259,706	$36,951	14.2%
Site development consulting	8,863	9,263	(400)	(4.3%)
Site development construction	33,282	33,511	(229)	(0.7%)

Total revenues	338,802	302,480	36,322	12.0%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion, and amortization shown below):
Cost of site leasing	64,099	59,187	4,912	8.3%
Cost of site development consulting	6,767	7,281	(514)	(7.1%)
Cost of site development construction	29,945	30,562	(617)	(2.0%)
Selling, general and administrative	31,616	28,814	2,802	9.7%
Asset impairment	296	—	296	100.0%
Acquisition related expenses	3,402	3,449	(47)	(1.4%)
Depreciation, accretion and amortization	151,569	136,277	15,292	11.2%

Total operating expenses	287,694	265,570	22,124	8.3%

Operating income	51,108	36,910	14,198	38.5%

Other income (expense):
Interest income	59	257	(198)	(77.0%)
Interest expense	(76,309)	(74,829)	(1,480)	2.0%
Non-cash interest expense	(31,006)	(29,647)	(1,359)	4.6%
Amortization of deferred financing fees	(4,400)	(4,706)	306	(6.5%)
Loss from extinguishment of debt, net	(1,696)	(49,044)	47,348	(96.5%)
Other income	(649)	(115)	(534)	464.3%

Total other expense	(114,001)	(158,084)	44,083	(27.9%)

Loss before provision for income taxes	(62,893)	(121,174)	58,281	(48.1%)

Provision for income taxes	(1,393)	(91)	(1,302)	1430.8%

Net loss	(64,286)	(121,265)	56,979	(47.0%)

Net loss attributable to the noncontrolling interest	216	240	(24)	(10.0%)

Net loss attributable to SBA Communications Corporation	$(64,070)	$(121,025)	$56,955	(47.1%)

Revenues:

Site leasing revenues increased $37.0 million for the six months ended June 30, 2011, as compared to the same period in the prior year, due largely to (i) revenues from the towers that we acquired or constructed subsequent to June 30, 2010 and (ii) organic site leasing growth from new leases, contractual rent escalators and lease amendments which increased the related rent to reflect additional equipment added to our towers.

Site development consulting revenues decreased $0.4 million and site development construction revenues decreased $0.2 million for the six months ended June 30, 2011, as compared to the same period in the prior year, as a result of a lower volume of work performed in the first half of 2011 compared to the comparable period in 2010.

Operating Expenses:

Site leasing cost of revenues increased $4.9 million for the six months ended June 30, 2011, as compared to the same period in the prior year, primarily as a result of the growth in the number of tower sites owned by us offset by the positive impact of our ground lease purchase program.

Site development consulting cost of revenues decreased $0.5 million and site development construction cost of revenues decreased $0.6 million for six months ended June 30, 2011, as compared to the same period in the prior year, as a result of a lower volume of work performed during 2011.

Selling, general and administrative expenses increased $2.8 million for the six months ended June 30, 2011, as compared to the same period in the prior year, primarily as a result of an increase in salaries and benefits and non-cash compensation, as well as costs incurred in connection with our international expansion.

Depreciation, accretion and amortization expense increased $15.3 million to $151.6 million for the six months ended June 30, 2011, as compared to the same period in the prior year, due to an increase in the number of tower sites owned by us as of June 30, 2011 compared to those owned at June 30, 2010.

Operating Income:

Operating income increased $14.2 million to $51.1 million for the six months ended June 30, 2011 from $36.9 million for the six months ended June 30, 2010 primarily due to higher segment operating profit in the site leasing segment offset by increases in depreciation, accretion and amortization expense and selling, general and administrative expenses.

Other Income (Expense):

Interest expense was $76.3 million for the six months ended June 30, 2011, an increase of $1.5 million from the six months ended June 30, 2010. This increase was due to the higher weighted average amount of cash-interest bearing debt outstanding for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Non-cash interest expense was $31.0 million for the six months ended June 30, 2011, an increase of $1.4 million from the six months ended June 30, 2010. This increase reflects the accretion of the debt discount on the 1.875% Notes, the 4.0% Notes, the Term Loan, and the Senior Notes, using the effective interest method offset by the impact of the repurchase of the 0.375% Notes in the fourth quarter of 2010 and the repurchase of $15.0 million of 1.875% Notes in the first quarter of 2011.

The loss from extinguishment of debt of $1.7 million for the six months ended June 30, 2011 is associated with the repurchase of $15.0 million in principal of our 1.875% Notes. The loss from extinguishment of debt of $49.0 million for the six months ended June 30, 2010 is associated with the repayment of $938.6 million in principal of our 2006 CMBS Certificates.

Net Loss

Net loss was $64.3 million for the six months ended June 30, 2011, a decrease of $57.0 million from the six months ended June 30, 2010, primarily due to a decrease in the loss on extinguishment of debt, and an increase in site leasing segment operating profit partially offset by increases in depreciation, accretion and amortization expense, interest expense, non-cash interest expense and selling, general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation is a holding company with no business operations of its own. SBA Communications’ only significant asset is the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”) which is also a holding company that owns equity interests in (1) SBA Senior Finance, LLC (the entity that indirectly owns some of our domestic towers and assets and all of our international entities) and (2) remaining domestic operating entities. We conduct all of our business operations through Telecommunications’ subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries.

A summary of our cash flows is as follows:

	For the six months ended
	June 30, 2011	June 30, 2010
	(in thousands)

Summary cash flow information:
Cash provided by operating activities	$122,984	$98,135
Cash used in investing activities	(220,581)	(171,043)
Cash provided by financing activities	311,092	139,530

Increase in cash and cash equivalents	213,495	66,622
Cash and cash equivalents, beginning of the period	64,254	161,317

Cash and cash equivalents, end of the period	$277,749	$227,939

Sources of Liquidity

We fund our growth, including our tower portfolio growth, through cash flows from operations, long-term indebtedness and equity issuances. With respect to our debt financing, we have issued secured and unsecured debt instruments at various levels of our organizational structure to minimize our financing costs while maximizing our operational flexibility.

Cash provided by operating activities was $123.0 million for the six months ended June 30, 2011 as compared to $98.1 million for the six months ended June 30, 2010. This increase was primarily due an increase in segment operating profit from the site leasing segment for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

During the six months ended June 30, 2011 SBA Senior Finance II borrowed $250.0 million under the Revolving Credit Facility. On June 30, 2011, SBA Senior Finance II entered into an amended and restated credit agreement which extended the maturity of the Revolving Credit Facility and included a new $500.0 million Term Loan. The proceeds from the Term Loan were used to repay the existing $270.0 million balance on the Revolving Credit Facility and for general corporate purposes. As of June 30, 2011, the availability under the Revolving Credit Facility was $500.0 million.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or, companies who own wireless communication towers, antenna sites or related assets. During the six months ended June 30, 2011, we did not issue any shares of Class A common stock under this registration statement. As of June 30, 2011, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

On March 3, 2009, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. For the six months ended June 30, 2011, we did not issue any securities under this automatic shelf registration statement.

Uses of Liquidity

We believe that our principal use of liquidity will be to fund tower portfolio growth and, secondarily, to opportunistically repurchase our outstanding securities, including through our stock repurchase program. In the future, we may continue to repurchase, for cash or equity, our outstanding indebtedness in privately-negotiated or open market transactions in order to optimize our liquidity and leverage and take advantage of market opportunities. During the six months ended June 30, 2011, our wholly owned subsidiary repurchased an aggregate of $15.0 million in principal amount of the 1.875% Notes for $17.0 million in cash.

Our cash capital expenditures, including cash used for acquisitions, for the six months ended June 30, 2011 were $221.8 million. The $221.8 million consists of cash capital expenditures of $151.7 million that we incurred primarily in connection with the acquisition of 306 completed towers net of related working capital adjustments and earnouts paid in connection with previous acquisitions, $41.3 million for construction and related costs associated with the completion of 186 new towers and for sites in process during the six months ended June 30, 2011, $5.7 million for tower maintenance capital expenditures, $6.3 million for augmentations and tower upgrades, $2.5 million for general corporate expenditures and $14.3 million for ground lease purchases (not including $3.9 million spent to extend ground lease terms).

In connection with the stock repurchase program, we repurchased and retired 3,740,358 shares for an aggregate of $150.1 million including commissions and fees in the six months ended June 30, 2011. On April 27, 2011, our Board of Directors (1) terminated the existing $250.0 million stock repurchase program (under which $65.9 million of repurchase authorization remained available at the termination date), and (2) approved a new $300.0 million stock repurchase program. This new program authorizes us to purchase, from time to time, up to $300.0 million of our outstanding common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program became effective on April 28, 2011 and will continue until otherwise modified or terminated by our Board of Directors at any time in our sole discretion. As of June 30, 2011, we had a remaining authorization to repurchase an additional $225.0 million of common stock under our current $300.0 million stock repurchase program.

Subsequent to June 30, 2011, we acquired 33 towers and related assets and liabilities from various sellers. The aggregate consideration paid for the towers and related assets was $14.5 million in cash.

During 2011, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $14.0 million to $17.0 million and discretionary cash capital expenditures, based on current obligations, of $320.0 million to $340.0 million primarily associated with the towers we intend to build in 2011, tower acquisitions closed or currently under contract, tower augmentations and ground lease purchases. We may spend additional capital in 2011 on acquiring revenue producing or expense reducing assets not yet identified and under contract, or possibly stock repurchases. We estimate we will incur approximately $1,000 per tower per year for capital improvements or modifications to our towers. We expect to fund cash capital expenditures from cash on hand, cash flow from operations and borrowings under the Revolving Credit Facility. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and tower acquisition programs, and our ground lease purchase program.

Debt Instruments and Debt Service Requirements

As of June 30, 2011, we believe that our cash on hand and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

Credit Agreement

On February 11, 2010, SBA Senior Finance II, LLC (“SBA Senior Finance II”), our indirect wholly-owned subsidiary, entered into a credit agreement for a $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility,” formerly referred to as the 2010 Credit Facility) with several banks and other financial institutions or entities from time to time parties to the credit agreement.

On June 30, 2011, SBA Senior Finance II entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several banks and other financial institutions or entities from time to time parties to the Credit Agreement, to extend the maturity of the Revolving Credit Facility, to obtain a new $500.0 million senior secured term loan (the “Term Loan”), and to amend certain terms of the existing credit agreement. We incurred financing fees of $6.2 million associated with the closing of this transaction. In addition, at the time of entering into the Credit Agreement, the remaining deferred financing fees balance of approximately $4.3 million related to the existing Credit Agreement prior to the amendment was transferred to the Revolving Credit Facility in accordance with accounting guidance for revolving credit facilities.

Revolving Credit Facility

The Revolving Credit Facility consists of a revolving loan under which up to $500.0 million aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest at the Eurodollar Rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Credit Agreement). If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, June 30, 2016. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. A 0.375% to 0.5% per annum fee is charged on the amount of unused commitments under the Revolving Credit Facility based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Credit Agreement). SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period.

During the three and six months ended June 30, 2011, SBA Senior Finance II borrowed $75.0 million and $250.0 million, respectively, under the Revolving Credit Facility and recognized $1.5 million and $2.3 million of cash interest expense during the three and six month periods, respectively. During the three and six months ended June 30, 2010, SBA Senior Finance II had no borrowings and recognized $0.5 million and $0.7 million of cash interest expense during the three and six month periods, respectively.

As of June 30, 2011, the availability under the Revolving Credit Facility was $500.0 million.

Term Loan

The Term Loan consists of a senior secured term loan B in an aggregate principal amount of $500.0 million and will mature on June 30, 2018. It will bear interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin of 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus a margin of 275 basis points (with a Eurodollar Rate floor of 1%). The proceeds from the Term Loan were used to pay down existing balances on the Revolving Credit Facility and may be used for general corporate purposes. Principal on the Term Loan will be repaid in quarterly installments of $1.25 million on the last day of each March, June, September and December, commencing on September 30, 2011. The remaining principal balance of the Term Loan will be due and payable on the maturity date. SBA Senior Finance II has the ability to prepay any or all amounts under the Term Loan. However, to the extent the Term Loan is prepaid prior to June 30, 2012 from the proceeds of a substantially concurrent issuance of certain other syndicated loans, a prepayment fee equal to 1.0% of the aggregate principal amount of such prepayment will apply. The Term Loan was issued at 99.75% of par value. Based on the amount outstanding at June 30, 2011, debt service for the next twelve months on the Term Loan would be $24.1 million.

Terms of the Credit Agreement

The Credit Agreement, as amended, requires SBA Senior Finance II and SBA Communications Corporation (“SBAC”) to maintain specific financial ratios, including, at the SBA Senior Finance II level, (1) a ratio of Consolidated Total Debt to Annualized Borrower EBITDA not to exceed 6.0 times for any fiscal quarter, (2) a ratio of Consolidated Total Debt and Net Hedge Exposure (calculated in accordance with the Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 6.0 times for 30 consecutive days and (3) a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (calculated in accordance with the Credit Agreement) of not less than 2.0 times for any fiscal quarter. In addition, SBAC’s ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (calculated in accordance with the Credit Agreement) for any fiscal quarter on an annualized basis cannot exceed 9.5 times. The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of SBA Senior Finance II and its subsidiaries to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions, merge or consolidate, make certain restricted payments, enter into transactions with affiliates, and engage in certain asset dispositions, including a sale of all or substantially all of their property. As of June 30, 2011, SBA Senior Finance II and SBAC were in full compliance with the financial covenants contained in the Credit Agreement. The Credit Agreement is also subject to customary events of default. Pursuant to an Amended and Restated Guarantee and Collateral Agreement, amounts borrowed under the Revolving Credit Facility, the Term Loan and certain hedging transactions that may be entered into by SBA Senior Finance II or the Subsidiary Guarantors with lenders or their affiliates are secured by a first lien on the capital stock of SBA Telecommunications, Inc., SBA Senior Finance, LLC (formerly known as SBA Senior Finance, Inc.) and SBA Senior Finance II and on substantially all of the assets (other than leasehold, easement and fee interests in real property) of SBA Senior Finance II and the Subsidiary Guarantors.

The Credit Agreement permits SBA Senior Finance II to request that one or more lenders (1) increase their proportionate share of the Revolving Credit Facility commitment, up to an additional $200.0 million in the aggregate, and/or (2) provide SBA Senior Finance II with additional term loans in an aggregate principal amount of up to $500.0 million, in each case without requesting the consent of the other lenders. SBA Senior Finance II’s ability to request such increases in the Revolving Credit Facility or additional term loans is subject to its compliance with customary conditions set forth in the Credit Agreement including, with respect to any additional term loan, compliance, on a pro forma basis, with the financial covenants and ratios set forth therein and an increase in the margin on existing term loans, to the extent required by the terms of the Credit Agreement. Upon SBA Senior Finance II’s request, each lender may decide, in its sole discretion, whether to increase all or a portion of its Revolving Credit Facility commitment or whether to provide SBA Senior Finance II with additional term loans and, if so, upon what terms.

Secured Tower Revenue Securities Series 2010

On April 16, 2010, a New York common law trust (the “Trust”) issued $680.0 million of Secured Tower Revenue Securities Series 2010-1 (the “2010-1 Tower Securities”), and $550.0 million of Secured Tower Revenue Securities Series 2010-2 (the “2010-2 Tower Securities” and together with the 2010-1 Tower Securities, the “2010 Tower Securities”). The weighted average annual fixed coupon interest rate of the 2010 Tower Securities is 4.7%, payable monthly. The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 16, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 16, 2017 and April 16, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of SBA Properties, Inc., SBA Sites, Inc., and SBA Structures, Inc., our indirect wholly-owned operating subsidiaries (collectively, the “Borrowers”). For a detailed discussion of the 2010 Tower Securities, see Note 12 in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2010, filed with the Commission on February 25, 2011.

As of June 30, 2011, the Borrowers met the required Debt Service Coverage Ratio as set forth in the mortgage loan agreement. Based on the amounts outstanding at June 30, 2011, the debt service for the next twelve months on the 2010 Tower Securities would be $57.4 million.

1.875% Convertible Senior Notes due 2013

At June 30, 2011, we had $535.0 million outstanding of 1.875% Convertible Senior Notes (the “1.875% Notes”) which were recorded at their discounted carrying value of $467.8 million. The maturity date of the 1.875% Notes is May 1, 2013. Interest on the 1.875% Notes is payable semi-annually each May 1 and November 1. The 1.875% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 24.1196 shares of Class A common stock per $1,000 principal amount of 1.875% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $41.46 per share or a 20% conversion premium based on the last reported sale price of $34.55 per share of Class A common stock on the Nasdaq Global Select Market on May 12, 2008, the purchase agreement date. Based on the amounts outstanding at June 30, 2011, debt service for the next twelve months on the 1.875% Notes would be $10.0 million.

Concurrently with the pricing of our 1.875% Notes, we entered into convertible note hedge transactions and warrant transactions with affiliates of certain of the initial purchasers of the convertible note offerings. The initial strike price of the convertible note hedge transactions relating to our 1.875% Notes is $41.46 per share of our Class A common stock (the same as the initial conversion price of our 1.875% Notes) and the upper strike price of the warrants is $67.37 per share. Although we initially entered into convertible note hedge and warrant transactions to cover the full amount of the shares that were issuable upon conversion of the 1.875% Notes, as a result of the bankruptcy of Lehman Brothers OTC Derivatives Inc. (“Lehman Derivatives”), on November 7, 2008, we terminated the convertible note hedge transaction with Lehman Derivatives which covered 55% of the 13,265,780 shares of our Class A common stock potentially issuable upon conversion of our 1.875% Notes. Consequently, we do not currently have a hedge with respect to those shares and, to the extent that the market price of our Class A common stock exceeds $41.46 per share upon conversion of the notes, we will be subject to dilution, or if we settle in cash, additional costs, upon conversion of that portion of the 1.875% Notes.

4.0% Convertible Senior Notes due 2014

As of June 30, 2011, we had outstanding $500.0 million of our 4.0% Convertible Senior Notes (the “4.0% Notes”) which were recorded at their discounted carrying value of $382.6 million. The maturity date of the 4.0% Notes is October 1, 2014. Interest on the 4.0% Notes is payable semi-annually on April 1 and October 1. The 4.0% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 32.9164 shares of our Class A common stock per $1,000 principal amount of 4.0% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $30.38 per share or a 22.5% conversion premium based on the last reported sale price of $24.80 per share of our Class A common stock on the Nasdaq Global Select Market on April 20, 2009, the purchase agreement date. Based on the amounts outstanding at June 30, 2011, debt service for the next twelve months on the 4.0% Notes would be $20.0 million.

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

Senior Notes

On July 24, 2009, Telecommunications issued $750.0 million of unsecured senior notes (the “Senior Notes”), $375.0 million of which are due August 15, 2016 (the “2016 Notes”) and $375.0 million of which are due August 15, 2019 (the “2019 Notes”). At June 30, 2011, the 2016 Notes and the 2019 Notes were recorded at carrying values of $373.0 million and $372.2 million, respectively.

The 2016 Notes have an interest rate of 8.00% and were issued at a price of 99.330% of their face value. The 2019 Notes have an interest rate of 8.25% and were issued at a price of 99.152% of their face value. Interest on the 2016 Notes and 2019 Notes is due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. Based on the amounts outstanding at June 30, 2011, debt service for the next twelve months on the 2016 Senior Notes and the 2019 Senior Notes would be $30.0 million and $30.9 million, respectively. The 2016 Notes and the 2019 Notes are fully and unconditionally guaranteed by SBA Communications.

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

The following table presents the future principal payment obligations and interest rates associated with our debt instruments assuming our actual level of indebtedness as of June 30, 2011:

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(in thousands)

Debt:
1.875% Convertible Senior Notes due 2013	$—	$—	$535,000	$—	$—	$—	$535,000	$590,199
4.0% Convertible Senior Notes due 2014	$—	$—	$—	$500,000	$—	$—	$500,000	$703,125
8.0% Senior Notes due 2016	$—	$—	$—	$—	$—	$375,000	$375,000	$398,438
8.25% Senior Notes due 2019	$—	$—	$—	$—	$—	$375,000	$375,000	$401,250
4.254% 2010-1 Tower Securities (1)	$—	$—	$—	$—	$680,000	$—	$680,000	$702,100
5.101% 2010-2 Tower Securities (1)	$—	$—	$—	$—	$—	$550,000	$550,000	$569,250
Revolving Credit Facility	$—	$—	$—	$—	$—	$—	$—	$—
Term Loan	$2,500	$5,000	$5,000	$5,000	$5,000	$477,500	$500,000	$500,000

Total debt obligation	$2,500	$5,000	$540,000	$505,000	$685,000	$1,777,500	$3,515,000	$3,864,375

(1)	The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 16, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 16, 2017 and April 16, 2042, respectively.

We are exposed to interest rate risk and to market risk associated with the market price of our Class A common stock.

We are currently subject to interest rate risk relating to the impact of interest rate movements on any borrowings that we may incur under our Revolving Credit Facility and Term Loan which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

In addition, in connection with our convertible notes, we are subject to market risk associated with the market price of our Class A common stock. Because we pay fixed interest coupons on our convertible notes, market interest rate fluctuations do not impact our debt interest payments or the amount of principal that we will be required to pay at maturity. However, to the extent the market price of our Class A common stock for the measurement periods set forth in the relevant instruments exceeds the conversion price or the strike price of the warrant transactions that we entered into in connection with the issuance of the convertible notes, the aggregate amount that we will be required to pay upon conversion of the convertible notes may exceed the principal amount of the notes outstanding. We currently have convertible note hedges and warrants outstanding with respect to approximately 50% of our outstanding 1.875% Notes and all of our 4.0% Notes. The last sales price of our Class A common stock on June 30, 2011 was $38.19, while the conversion rate of the 1.875% Notes is $41.46 per share and the conversion rate of the 4.0% Notes is $30.38 per share and the upper strike price of the warrant transaction that we entered into in connection with the 1.875% and the 4.0% Notes is $67.37 per share and $44.64 per share, respectively.

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

•	our estimates regarding certain accounting valuation and tax matters;

•	our estimates regarding our liquidity position and our intended use of such liquidity;

•

our expectations regarding our annual debt service in 2011 and thereafter, and our belief that our cash on hand and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months; and

•	our expectations regarding the acquisition of revenue producing or expense reducing assets not yet identified and under contract and stock repurchases;

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

•	the impact of recent and pending consolidation among wireless service providers on our leasing revenue;

•	our ability to secure as many site leasing tenants as anticipated and our ability to retain current leases on towers;

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

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of June 30, 2011. Based on such evaluation, such officers have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of equity securities

The following table presents information related to our repurchases of Class A common stock during the second quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

4/1/2011 - 4/30/2011	—	$—	—	$—

5/1/2011 - 5/31/2011	1,943,664	$38.59	1,943,664	$225,002,484

6/1/2011 - 6/30/2011	—	$—	—	$—

Total	1,943,664	$—	1,943,664	$225,002,484

(1)	On April 27, 2011, our Board of Directors authorized a 300.0 million share repurchase program pursuant to which we would repurchase shares of our Class A common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program became effective on April 28, 2011 and will continue unless otherwise modified or terminated by our Board of Directors at any time in our sole discretion.

ITEM 6. EXHIBITS

Exhibits

Exhibit No.	Description

*10.75A	SBA Communications Corporation 2008 Employee Stock Purchase Plan, as amended on May 4, 2011.

*31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

August 5, 2011	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

August 5, 2011	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

*10.75A	SBA Communications Corporation 2008 Employee Stock Purchase Plan, as amended on May 4, 2011.

*31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.