Form 10-Q
period 2011-09-30
SBA COMMUNICATIONS CORP
filed 2011-11-04
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 109,358,811 shares of Class A common stock outstanding as of November 1, 2011.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$179,305	$64,254
Restricted cash	24,727	29,456
Short term investments	5,286	4,016
Accounts receivable, net of allowance of $79 and $263 at September 30, 2011 and December 31, 2010, respectively	17,842	18,784
Costs and estimated earnings in excess of billings on uncompleted contracts	16,785	17,775
Prepaid and other current assets	16,608	12,442

Total current assets	260,553	146,727

Property and equipment, net	1,560,829	1,534,318
Intangible assets, net	1,550,003	1,500,012
Deferred financing fees, net	44,430	45,110
Other assets	193,323	174,008

Total Assets	$3,609,138	$3,400,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,973	$11,847
Accrued expenses	24,627	21,429
Deferred revenue	54,966	61,138
Accrued interest	29,093	32,293
Current portion of long-term debt	5,000	—
Other current liabilities	3,235	3,877

Total current liabilities	132,894	130,584

Long-term liabilities:
Long-term debt	3,334,201	2,827,450
Other long-term liabilities	123,592	112,008

Total long-term liabilities	3,457,793	2,939,458

Commitments and contingencies

Redeemable noncontrolling interests	12,152	13,023

Shareholders’ equity:
Common stock - Class A, par value $0.01, 400,000 shares authorized, 109,357 and 114,832 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,094	1,148
Additional paid-in capital	2,257,879	2,243,457
Accumulated deficit	(2,252,057)	(1,929,670)
Accumulated other comprehensive (loss) income, net	(617)	2,175

Total shareholders’ equity	6,299	317,110

Total liabilities and shareholders’ equity	$3,609,138	$3,400,175

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Revenues:
Site leasing	$154,514	$135,684	$451,171	$395,390
Site development consulting	4,399	4,661	13,262	13,924
Site development construction	16,636	18,297	49,918	51,808

Total revenues	175,549	158,642	514,351	461,122

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	33,932	30,326	98,031	89,513
Cost of site development - consulting	3,171	3,662	9,938	10,943
Cost of site development - construction	14,744	16,613	44,689	47,175
Selling, general and administrative	15,415	14,417	47,031	43,231
Asset impairment	1,106	—	1,402	—
Acquisition related expenses	1,474	3,229	4,876	6,678
Depreciation, accretion and amortization	78,136	69,727	229,705	206,004

Total operating expenses	147,978	137,974	435,672	403,544

Operating income	27,571	20,668	78,679	57,578

Other income (expense):
Interest income	38	112	97	369
Interest expense	(42,307)	(37,568)	(118,616)	(112,397)
Non-cash interest expense	(16,089)	(15,089)	(47,095)	(44,736)
Amortization of deferred financing fees	(2,381)	(2,186)	(6,781)	(6,892)
Loss from extinguishment of debt, net	—	(10)	(1,696)	(49,054)
Other income (expense), net	122	217	(527)	102

Total other expense, net	(60,617)	(54,524)	(174,618)	(212,608)

Loss before provision for income taxes	(33,046)	(33,856)	(95,939)	(155,030)
Provision for income taxes	(391)	(719)	(1,784)	(810)

Net loss	(33,437)	(34,575)	(97,723)	(155,840)
Less: Net loss attributable to the noncontrolling interest	132	87	348	327

Net loss attributable to SBA Communications Corporation	$(33,305)	$(34,488)	$(97,375)	$(155,513)

Net loss per common share attributable to SBA Communications Corporation:
Basic and diluted	$(0.30)	$(0.30)	$(0.87)	$(1.34)

Basic and diluted weighted average number of common shares	110,232	114,748	112,309	115,835

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited) (in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net loss attributable to SBA Communications Corporation	$(33,305)	$(34,488)	$(97,375)	$(155,513)
Other comprehensive loss associated with derivative instruments:
Amortization of net deferred loss from settlement of derivative financial instruments	—	—	—	632
Write-off of net deferred loss from derivative instruments related to repurchase of debt	—	—	—	3,645
Foreign currency translation adjustments	(3,041)	473	(2,792)	287

Comprehensive loss	(36,346)	(34,015)	(100,167)	(150,949)
Other comprehensive loss attributable to noncontrolling interest	—	44	—	301

Comprehensive loss attributable to SBA Communications Corporation	$(36,346)	$(33,971)	$(100,167)	$(150,648)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(unaudited) (in thousands)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income, net
	Shares	Amount				Total

BALANCE, December 31, 2010	114,832	$1,148	$2,243,457	$(1,929,670)	$2,175	$317,110
Net loss attributable to SBA Communications Corporation	—	—	—	(97,375)	—	(97,375)
Foreign currency translation adjustments	—	—	(38)	—	(2,792)	(2,830)
Non-cash compensation	—	—	8,822	—	—	8,822
Common stock issued in connection with stock purchase/option plans/restriction lapse	443	5	8,245	—	—	8,250
Equity component related to repurchases of the 1.875%	—	—	(2,607)	—	—	(2,607)
Repurchase and retirement of common stock	(5,918)	(59)	—	(225,012)	—	(225,071)

BALANCE, September 30, 2011	109,357	$1,094	$2,257,879	$(2,252,057)	$(617)	$6,299

The accompanying notes are an integral part of these consolidated financial statements

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(97,723)	$(155,840)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization	229,705	206,004
Non-cash interest expense	47,095	44,736
Deferred income tax benefit	(1,035)	(328)
Asset impairment	1,402	—
Non-cash compensation expense	8,695	7,805
Provision for doubtful accounts	—	630
Amortization of deferred financing fees	6,781	6,892
Loss from extinguishment of debt, net	1,696	49,054
Other non-cash items reflected in the Statements of Operations	564	(476)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	1,486	(4,327)
Prepaid and other assets	(12,571)	(11,555)
Accounts payable and accrued expenses	990	3,855
Accrued interest	(3,200)	(10,880)
Other liabilities	2,542	7,240

Net cash provided by operating activities	186,427	142,810

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and related earn-outs	(209,355)	(171,415)
Capital expenditures	(96,706)	(47,968)
Purchase of investments	(5,150)	(35,926)
Proceeds from sales/maturities of investments	3,886	6,447
Proceeds from disposition of fixed assets	75	38
Payment of restricted cash relating to tower removal obligations	—	(667)

Net cash used in investing activities	(307,250)	(249,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Term Loan, net of original issue discount and fees paid	492,576	—
Proceeds from issuance of 2010 Tower Securities, net of fees paid	—	1,212,256
Repurchase and retirement of common stock	(225,071)	(97,081)
Payment on extinguishment of debt	(17,038)	(979,368)
Principal payments under capital lease obligations	(611)	(450)
Borrowings under Revolving Credit Facility	250,000	—
Repayment of Revolving Credit Facility	(270,000)	—
Repayment of Term Loan	(1,250)	—
Proceeds from employee stock purchase/stock option plans	8,250	12,486
(Payment) release of restricted cash relating to 2010 Tower Securities/CMBS Certificates	—	(141)
Payment of deferred financing fees	(66)	(5,098)
Purchase of noncontrolling interests	(717)	—

Net cash provided by financing activities	236,073	142,604

Effect of exchange rate changes on cash and cash equivalents	(199)	(4)
NET INCREASE IN CASH AND CASH EQUIVALENTS	115,051	35,919
CASH AND CASH EQUIVALENTS:
Beginning of period	64,254	161,317

End of period	$179,305	$197,236

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2011	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$122,171	$123,629

Income taxes	$3,252	$987

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Assets acquired through capital leases	$1,819	$734

Contribution of DAS networks in exchange for equity investment	$—	$11,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

Items Measured at Fair Value on a Nonrecurring Basis—The Company’s intangibles, certain long-lived assets, and asset retirement obligations are measured at fair value on a nonrecurring basis using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company considers many factors and makes certain assumptions when making this assessment, including but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. The fair value of the long-lived assets, intangibles and asset retirement obligations is calculated using a discounted cash flow model. During the three and nine months ended September 30, 2011, the Company recognized an impairment charge of $1.1 million and $1.4 million, respectively, related to its long-lived assets resulting from the Company’s analysis that the future cash flows from certain tower sites would not recover the carrying value of the investment in those tower sites. During the three and nine months ended September 30, 2010, the Company did not record any impairment charges.

Items Measured at Fair Value on a Recurring Basis— The Company’s short-term investments, which consist of $5.3 million and $4.0 million in certificate deposits and money market funds as of September 30, 2011 and December 31, 2010, respectively, are measured at fair value on a recurring basis using Level 1 inputs. Level 1 valuations rely on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

The Company’s earnouts related to acquisitions are measured at fair value on a recurring basis using Level 3 inputs. The fair value of the earnouts is based on the anticipated future earnout obligations. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on the anticipated

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

performance of the underlying assets. The Company’s estimate of the fair value of its obligation if the performance targets contained in various acquisition agreements were met was $4.5 million and $3.3 million as of September 30, 2011 and December 31, 2010, respectively, which the Company recorded in accrued expenses (see Note 5).

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, and accounts payable approximate their related estimated fair values due to the short maturity of those instruments. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon reported market values. As of September 30, 2011, the carrying value and fair value of the held-to-maturity investments, including current portion, was $1.6 million and $1.8 million, respectively. As of December 31, 2010, the carrying value and fair value of the held-to-maturity investments, including current portion, was $1.5 million and $1.7 million, respectively.

The Company determines fair value of its debt instruments utilizing quoted prices and indicative quotes (that is non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Term Loan is considered to be equal to the carrying value because the interest payments are based on Eurodollar rates that are reset every one, three or six months at the Company’s option. The Company does not believe its credit risk has changed materially from the date the applicable Base Rate plus 175 basis points or Eurodollar Rate plus 275 basis points was set. The following table reflects fair values, principal values and carrying values of the Company’s debt instruments (see Note 9).

	As of September 30, 2011			As of December 31, 2010
	Fair Value	Principal Value	Carrying Value	Fair Value	Principal Value	Carrying Value
	(in millions)

1.875% Convertible Senior Notes due 2013	$555.1	$535.0	$476.3	$617.4	$550.0	$464.0
4.0% Convertible Senior Notes due 2014	$644.4	$500.0	$390.0	$744.4	$500.0	$368.5
8.0% Senior Notes due 2016	$392.8	$375.0	$373.1	$405.9	$375.0	$372.9
8.25% Senior Notes due 2019	$393.8	$375.0	$372.3	$409.7	$375.0	$372.1
4.254% 2010-1C Tower Securities	$724.2	$680.0	$680.0	$691.9	$680.0	$680.0
5.101% 2010-2C Tower Securities	$588.5	$550.0	$550.0	$556.9	$550.0	$550.0
Revolving Credit Facility	$—	$—	$—	$20.0	$20.0	$20.0
Term Loan	$498.8	$498.8	$497.5	$—	$—	$—

4.	RESTRICTED CASH

Restricted cash consists of the following:

	As of September 30, 2011	As of December 31, 2010	Included on Balance Sheet
	(in thousands)
Securitization escrow accounts	$23,843	$28,583	Restricted cash - current asset
Payment and performance bonds	884	873	Restricted cash - current asset
Surety bonds and workers compensation	11,494	11,392	Other assets - noncurrent

Total restricted cash	$36,221	$40,848

Securitization escrow accounts relate to funds that are required to be in escrow pursuant to the terms of the Secured Tower Revenue Securities Series 2010-1 (the “2010-1 Tower Securities”) and the Secured Tower Revenue

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of September 30, 2011, the Company had $18.3 million in surety, payment and performance bonds for which it was required to post $10.0 million in collateral. As of December 31, 2010, the Company had $19.7 million in surety, payment and performance bonds for which it was required to post $9.6 million in collateral. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of September 30, 2011 and December 31, 2010, the Company had pledged $2.3 million and $2.2 million, respectively, as collateral related to its workers compensation policy.

5.	ACQUISITIONS

During the third quarter of 2011, the Company acquired 82 completed towers and the rights to two additional antenna sites for an aggregate consideration paid for these towers and related assets (including working capital adjustments) of approximately $38.0 million, all of which was paid in cash. During the nine months ended September 30, 2011, the Company acquired a total of 388 completed towers and the rights to four additional antenna sites and related assets and liabilities (including working capital adjustments) for an aggregate consideration of $189.8 million, all of which was paid in cash. In addition, as part of the ground lease purchase program, the Company paid, in cash, $3.3 million for long-term lease extensions and $5.3 million for land and perpetual easement purchases in the third quarter of 2011 and an aggregate of $7.2 million for long-term lease extensions and $19.6 million for land and perpetual easement purchases during the first nine months of 2011.

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

From time to time, the Company agrees to pay additional consideration (or earnouts) in connection with its acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets after they have

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

been acquired. The Company records contingent consideration for acquisitions that occurred prior to January 1, 2009 when the contingent consideration is paid. Effective January 1, 2009, the Company accrues for contingent consideration in connection with acquisitions at fair value as of the date of the acquisition. All subsequent changes in fair value are recorded through the Consolidated Statements of Operations. During the three and nine months ended September 30, 2011, certain earnings targets associated with previously acquired towers were achieved and therefore the Company paid $0.2 million and $2.6 million in cash, respectively. As of September 30, 2011, the Company had potential obligations to pay up to an additional $6.9 million in consideration if the performance targets contained in various acquisition agreements are met. In connection with these potential obligations, the Company has recorded $4.5 million in accrued expenses. In certain acquisitions, the additional consideration may be paid in cash or shares of Class A common stock at the Company’s option.

6.	INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of September 30, 2011			As of December 31, 2010
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
	(in thousands)
Current contract intangibles	$1,307,162	$(311,484)	$995,678	$1,206,114	$(248,308)	$957,806
Network location intangibles	732,096	(177,771)	554,325	684,497	(142,291)	542,206

Intangible assets, net	$2,039,258	$(489,255)	$1,550,003	$1,890,611	$(390,599)	$1,500,012

All intangible assets noted above are included in our site leasing segment. The Company amortizes its intangible assets using the straight-line method over 15 years. Amortization expense relating to the intangible assets above was $33.7 million and $29.5 million for the three months ended September 30, 2011 and 2010, respectively, and $98.8 million and $86.8 million for the nine months ended September 30, 2011 and 2010, respectively. The estimated value of these intangible assets is subject to change until the preliminary allocation of the purchase price is finalized for all acquisitions.

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of September 30, 2011	As of December 31, 2010
	(in thousands)
Towers and related components	$2,526,683	$2,407,322
Construction-in-process	27,385	24,984
Furniture, equipment and vehicles	28,135	24,045
Land, buildings and improvements	162,346	143,445

	2,744,549	2,599,796
Less: accumulated depreciation	(1,183,720)	(1,065,478)

Property and equipment, net	$1,560,829	$1,534,318

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s site leasing segment. Depreciation expense was $44.3 million and $40.1 million for the three months

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ended September 30, 2011 and 2010, respectively, and $130.8 million and $119.0 million for the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011 and December 31, 2010, non-cash capital expenditures that are included in accounts payable and accrued expenses were $7.8 million and $4.7 million, respectively.

The amounts applicable to capital leases for vehicles included in property and equipment, net were:

	As of September 30, 2011	As of December 31, 2010
	(in thousands)
Vehicles	$4,782	$3,110
Less: accumulated depreciation	(1,765)	(1,241)

Vehicles, net	$3,017	$1,869

8.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of September 30, 2011	As of December 31, 2010
	(in thousands)
Cost incurred on uncompleted contracts	$39,008	$43,686
Estimated earnings	14,257	14,809
Billings to date	(36,838)	(41,728)

	$16,427	$16,767

These amounts are included on the accompanying Consolidated Balance Sheets under the following captions:

	As of September 30, 2011	As of December 31, 2010
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$16,785	$17,775
Other current liabilities (Billings in excess of costs and estimated earnings on uncompleted contracts)	(358)	(1,008)

	$16,427	$16,767

At September 30, 2011, five significant customers comprised 81.8% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, while at December 31, 2010, five significant customers comprised 81.4% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	DEBT

The carrying value of debt consists of the following:

	As of September 30, 2011	As of December 31, 2010
	(in thousands)

1.875% Convertible Senior Notes. Principal balance of $535.0 million	$476,263	$463,970
4.0% Convertible Senior Notes. Principal balance of $500.0 million	389,971	368,463
8.0% Senior Notes. Principal balance of $375.0 million	373,118	372,889
8.25% Senior Notes. Principal balance of $375.0 million	372,304	372,128
4.254% Secured Tower Revenue Securities Series 2010-1	680,000	680,000
5.101% Secured Tower Revenue Securities Series 2010-2	550,000	550,000
Revolving Credit Facility	—	20,000
Term Loan. Principal balance of $498.8 million	497,545	—

Total debt	3,339,201	2,827,450
Less: current maturities of long-term debt	(5,000)	—

Total long-term debt, net of current maturities	$3,334,201	$2,827,450

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

Revolving Credit Facility

The Revolving Credit Facility consists of a revolving loan under which up to $500.0 million aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest at the Eurodollar Rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Credit Agreement). If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, June 30, 2016. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. A per annum commitment fee of 0.375% to 0.5% of the unused commitments under the Revolving Credit Facility is charged based on the ratio of Consolidated Total Debt to

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Annualized Borrower EBITDA (calculated in accordance with the Credit Agreement). SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period.

During the three months ended September 30, 2011, SBA Senior Finance II had no borrowings under the Revolving Credit Facility and recognized $0.5 million of cash interest expense, which includes commitment fees. During the nine months ended September 30, 2011, SBA Senior Finance II borrowed $250.0 million under the Revolving Credit Facility and recognized $2.7 million of cash interest expense, which includes commitment fees. During the three and nine months ended September 30, 2010, SBA Senior Finance II had no borrowings and recognized $0.5 million and $1.2 million, respectively, of cash interest expense, which includes commitment fees.

As of September 30, 2011, the availability under the Revolving Credit Facility was $500.0 million.

Term Loan

The Term Loan consists of a senior secured term loan in an aggregate principal amount of $500.0 million and matures on June 30, 2018. The Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin of 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus a margin of 275 basis points (with a Eurodollar Rate floor of 1%). The proceeds from the Term Loan were used to pay down the $270.0 million existing balance on the Revolving Credit Facility and may be used for general corporate purposes. Principal on the Term Loan will be repaid in quarterly installments of $1.25 million on the last day of each March, June, September and December, commencing on September 30, 2011. The remaining principal balance of the Term Loan will be due and payable on the maturity date. SBA Senior Finance II has the ability to prepay any or all amounts under the Term Loan. However, to the extent the Term Loan is prepaid prior to June 30, 2012 from the proceeds of a substantially concurrent issuance of certain other syndicated loans, a prepayment fee equal to 1.0% of the aggregate principal amount of such prepayment will apply. The Term Loan was issued at 99.75% of par value.

During the three and nine months ended September 30, 2011, SBA Senior Finance II made a repayment of $1.25 million. SBA Senior Finance II recognized $4.9 million in cash interest expense during each of the three and nine month months ended September 30, 2011. As of September 30, 2011, the Term Loan had a principal balance of $498.8 million.

Terms of the Credit Agreement

The Credit Agreement, as amended, requires SBA Senior Finance II and SBA Communications Corporation (“SBAC”) to maintain specific financial ratios, including, at the SBA Senior Finance II level, (1) a ratio of Consolidated Total Debt to Annualized Borrower EBITDA not to exceed 6.0 times for any fiscal quarter, (2) a ratio of Consolidated Total Debt and Net Hedge Exposure (calculated in accordance with the Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 6.0 times for 30 consecutive days and (3) a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (calculated in accordance with the Credit Agreement) of not less than 2.0 times for any fiscal quarter. In addition, SBAC’s ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (calculated in accordance with the Credit Agreement) for any fiscal quarter on an annualized basis cannot exceed 9.5 times. The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of SBA Senior Finance II and its subsidiaries to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions, merge or consolidate, make certain restricted payments, enter into transactions with affiliates, and engage in certain asset dispositions, including a sale of all or substantially all of their property. As of September 30, 2011, SBA Senior Finance II and SBAC were in compliance with the financial covenants contained in the Credit Agreement. The Credit Agreement is also subject to customary events of default. Pursuant to an Amended and Restated Guarantee and Collateral Agreement, amounts borrowed under the Revolving Credit Facility, the Term Loan and certain hedging

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

transactions that may be entered into by SBA Senior Finance II or the Subsidiary Guarantors (as defined in the Credit Agreement) with lenders or their affiliates are secured by a first lien on the capital stock of SBA Telecommunications, Inc., SBA Senior Finance, LLC (formerly known as SBA Senior Finance, Inc.) and SBA Senior Finance II and on substantially all of the assets (other than leasehold, easement and fee interests in real property) of SBA Senior Finance II and the Subsidiary Guarantors.

The Credit Agreement permits SBA Senior Finance II to request that one or more lenders (1) increase their proportionate share of the Revolving Credit Facility commitment up to an additional $200.0 million in the aggregate, and/or (2) provide SBA Senior Finance II with additional term loans in an aggregate principal amount of up to $500.0 million, in each case without requesting the consent of the other lenders. SBA Senior Finance II’s ability to request such increases in the Revolving Credit Facility or additional term loans is subject to its compliance with customary conditions set forth in the Credit Agreement including, with respect to any additional term loan, compliance, on a pro forma basis, with the financial covenants and ratios set forth therein and an increase in the margin on existing term loans, to the extent required by the terms of the Credit Agreement. Upon SBA Senior Finance II’s request, each lender may decide, in its sole discretion, whether to increase all or a portion of its Revolving Credit Facility commitment or whether to provide SBA Senior Finance II with additional term loans and, if so, upon what terms.

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

As of September 30, 2011, the Borrowers met the required Debt Service Coverage Ratio and were in compliance with all other covenants as set forth in the mortgage loan agreement.

The Company incurred cash interest expense related to the 2010 Tower Securities of $14.3 million and $43.0 million for the three and nine month periods ended September 30, 2011, respectively, and $14.3 million and $26.3 million for the three and nine month periods ended September 30, 2010, respectively.

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

Concurrently with the pricing of the 1.875% Notes, the Company entered into convertible note hedge transactions and warrant transactions with affiliates of certain of the initial purchasers of the convertible notes. The initial strike

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

price of the convertible note hedge transactions relating to the 1.875% Notes is $41.46 per share of the Company’s Class A common stock (the same as the initial conversion price of the 1.875% convertible notes) and the upper strike price of the warrants is $67.37 per share. Although the Company initially entered into convertible note hedge and warrant transactions to cover the full amount of the shares that were issuable upon conversion of the 1.875% Notes, as a result of the bankruptcy of Lehman Brothers OTC Derivatives Inc. (“Lehman Derivatives”), on November 7, 2008, the Company terminated the convertible note hedge transaction with Lehman Derivatives which covered 55% of the 13,265,780 shares of the Company’s Class A common stock potentially issuable upon conversion of the 1.875% Notes. Consequently, the Company does not currently have a hedge with respect to those shares and, to the extent that the market price of the Company’s Class A common stock exceeds $41.46 per share upon conversion of the notes, the Company will be subject to dilution or if the Company settles in cash, additional costs, upon conversion of that portion of the 1.875% Notes.

During the nine months ended September 30, 2011, a wholly owned subsidiary of the Company purchased an aggregate of $15.0 million in principal amount of the 1.875% Notes for $17.0 million in cash. Consequently, as of September 30, 2011, the Company had $535.0 million of 1.875% Notes outstanding.

The 1.875% Notes are reflected at carrying value in long-term debt in the Company’s Condensed Consolidated Balance Sheets. The following table summarizes the balances for the 1.875% Notes:

	As of September 30, 2011	As of December 31, 2010
	(in thousands)
Principal balance	$535,000	$550,000
Debt discount	(58,737)	(86,030)

Carrying value	$476,263	$463,970

The Company is amortizing the debt discount on the 1.875% Notes utilizing the effective interest method over the life of the 1.875% Notes which increases the effective interest rate from its coupon rate of 1.875% to 9.4%. The Company incurred cash interest expense of $2.5 million and $2.6 million for the three months ended September 30, 2011 and 2010, respectively, and cash interest expense of $7.6 million and $7.7 million for the nine months ended September 30, 2011 and 2010, respectively. The Company recorded non-cash interest expense of $8.5 million and $8.0 million for the three months ended September 30, 2011 and 2010, respectively, and non-cash interest expense of $25.1 million and $23.4 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, the carrying amount of the equity component related to the 1.875% Notes was $156.6 million.

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

Concurrently with the pricing of the 4.0% Notes, the Company entered into convertible note hedge transactions and warrant transactions with affiliates of certain of the initial purchasers of the convertible notes. The initial strike price of the convertible note hedge transactions relating to the 4.0% Notes is $30.38 per share of the Company’s Class A common stock (the same as the initial conversion price of the 4.0% Notes) and the upper strike price of the warrant transactions is $44.64 per share.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The 4.0% Notes are reflected at carrying value in long-term debt in the Company’s Condensed Consolidated Balance Sheets. The following table summarizes the balances for the 4.0% Notes:

	As of September 30, 2011	As of December 31, 2010
	(in thousands)
Principal balance	$500,000	$500,000
Debt discount	(110,029)	(131,537)

Carrying value	$389,971	$368,463

The Company is amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate from its coupon rate of 4.0% to 13.0%. The Company incurred cash interest expense of $5.0 million for each of the three months ended September 30, 2011 and 2010, respectively, and cash interest expense of $15.0 million for each of the nine months ended September 30, 2011 and 2010, respectively. The Company recorded non-cash interest expense of $7.4 million and $6.5 million for the three months ended September 30, 2011 and 2010, respectively, and non-cash interest expense of $21.5 million and $18.9 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, the carrying amount of the equity component related to the 4.0% Notes was $169.0 million.

Senior Notes

On July 24, 2009, the Company’s wholly-owned subsidiary, SBA Telecommunications, Inc. (“Telecommunications”), issued $750.0 million of unsecured senior notes (the “Senior Notes”), $375.0 million of which are due August 15, 2016 (the “2016 Notes”) and $375.0 million of which are due August 15, 2019 (the “2019 Notes”). The 2016 Notes accrue interest at a rate of 8.00% and were issued at a price of 99.330% of their face value. The 2019 Notes accrue interest at a rate of 8.25% and were issued at a price of 99.152% of their face value. Interest on the 2016 Notes and 2019 Notes is due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. The Company is amortizing the debt discount on the 2016 Notes and the 2019 Notes utilizing the effective interest method over the life of the 2016 Notes and 2019 Notes, respectively.

The Company incurred cash interest expense related to the 2016 Notes of $7.5 million for each of the three months ended September 30, 2011, and 2010, and non-cash interest expense of $0.08 million and $0.07 million for the three months ended September 30, 2011, and 2010, respectively. The Company incurred cash interest expense related to the 2016 Notes of $22.5 million for each of the nine months ended September 30, 2011, and 2010, and non-cash interest expense of $0.2 million for each of the nine months ended September 30, 2011, and 2010.

The Company incurred cash interest expense related to the 2019 Notes of $7.7 million for each of the three months ended September 30, 2011, and 2010, and non-cash interest expense of $0.06 million for each of the three months ended September 30, 2011, and 2010. The Company incurred cash interest expense related to the 2019 Notes of $23.2 million for each of the nine months ended September 30, 2011, and 2010, and non-cash interest expense of $0.2 million for each of the nine months ended September 30, 2011, and 2010.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has potential common stock equivalents related to its outstanding stock options, restricted stock units, 1.875% Notes and 4.0% Notes (see Note 9). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive for each of the three and nine months ended September 30, 2011 and 2010, respectively. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for each period presented.

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

During the three and nine months ended September 30, 2011, the Company repurchased and retired 2,177,582 and 5,917,940 shares of Class A common stock for an aggregate of $75.0 million and $225.1 million, respectively, including commissions and fees in connection with the stock repurchase programs.

As of September 30, 2011, the Company had a remaining authorization to repurchase an additional $150.0 million of its common stock under its current $300.0 million stock repurchase program.

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

During the nine months ended September 30, 2011, the Company acquired the remaining noncontrolling interest in the Canadian joint venture for $0.7 million in cash, increasing its ownership interest to 100%.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company allocates income and losses to the noncontrolling interest holder based on the applicable membership interest percentage. After applying those provisions, the Company calculates the redemption amount at each reporting period and records the amount, if any, by which the redemption amount exceeds the carrying value as a charge against income (loss) available to common shareholders. As of September 30, 2011, the carrying amount exceeded the redemption amount and thus no change was recorded to income (loss) attributable to common shareholders.

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

	For the nine months ended September 30,
	2011	2010
Risk free interest rate	0.66% - 2.17%	1.35% - 1.83%
Dividend yield	0.0%	0.0%
Expected volatility	53.9%	55.2%
Expected lives	3.5 - 4.5 years	3.6 - 4.3 years

The following table summarizes the Company’s activities with respect to its stock options for the nine months ended September 30, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)
	(in thousands)
Outstanding at December 31, 2010	3,780	$24.76	4.70
Granted	578	$41.91
Exercised	(395)	$19.87
Canceled	(45)	$30.92

Outstanding at September 30, 2011	3,918	$27.71	4.31

Exercisable at September 30, 2011	2,267	$24.21	3.57

Unvested at September 30, 2011	1,651	$32.52	5.33

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The weighted-average fair value of options granted during the nine months ended September 30, 2011 and 2010 was $18.53 and $15.88, respectively. The total intrinsic value for options exercised during the nine months ended September 30, 2011 and 2010 was $8.0 million and $14.3 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2011:

	Number of Units	Weighted- Average Grant Date Fair Value per share
	(in thousands)
Outstanding at December 31, 2010	130	$35.58
Granted	136	$41.66
Restriction Lapse	(34)	$35.39
Forfeited/Canceled	(5)	$37.38

Outstanding at September 30, 2011	227	$39.22

The Company records compensation expense for restricted stock units based on the fair market value of the units awarded at the date of the grant times the number of shares subject to the units awarded. The Company typically recognizes the expense associated with the units on a straight-line basis over the vesting term.

13.	INCOME TAXES

The Company had taxable losses during the three and nine months ended September 30, 2011 and 2010, and as a result, net operating loss carry-forwards have been generated. The majority of these net operating loss carry-forwards are fully reserved as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	SEGMENT DATA

The Company operates principally in three business segments: site leasing, site development consulting and site development construction. The Company’s reportable segments are strategic business units that offer different services. The site leasing segment includes results of the managed and sublease businesses. Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2011 and 2010 is shown below:

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment (1)	Total
			(in thousands)

Three months ended September 30, 2011
Revenues	$154,514	$4,399	$16,636	$—	$175,549
Cost of revenues (2)	$33,932	$3,171	$14,744	$—	$51,847
Depreciation, amortization and accretion	$77,459	$45	$324	$308	$78,136
Operating income (loss)	$28,757	$803	$130	$(2,119)	$27,571
Capital expenditures (3)	$83,294	$230	$1,370	$619	$85,513

Three months ended September 30, 2010
Revenues	$135,684	$4,661	$18,297	$—	$158,642
Cost of revenues (2)	$30,326	$3,662	$16,613	$—	$50,601
Depreciation, amortization and accretion	$69,181	$46	$277	$223	$69,727
Operating income (loss)	$21,159	$592	$(17)	$(1,066)	$20,668
Capital expenditures (3)	$79,546	$48	$314	$321	$80,229

Nine months ended September 30, 2011
Revenues	$451,171	$13,262	$49,918	$—	$514,351
Cost of revenues (2)	$98,031	$9,938	$44,689	$—	$152,658
Depreciation, amortization and accretion	$227,772	$139	$944	$850	$229,705
Operating income (loss)	$82,269	$2,053	$23	$(5,666)	$78,679
Capital expenditures (3)	$303,340	$337	$2,127	$2,078	$307,882

Nine months ended September 30, 2010
Revenues	$395,390	$13,924	$51,808	$—	$461,122
Cost of revenues (2)	$89,513	$10,943	$47,175	$—	$147,631
Depreciation, amortization and accretion	$204,458	$139	$767	$640	$206,004
Operating income (loss)	$61,163	$1,719	$(315)	$(4,989)	$57,578
Capital expenditures (3)	$218,232	$153	$969	$763	$220,117

Assets
As of September 30, 2011	$3,311,725	$4,082	$33,950	$259,381	$3,609,138
As of December 31, 2010	$3,218,892	$4,458	$35,567	$141,258	$3,400,175

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Excludes depreciation, amortization and accretion.
(3)	Includes cash paid for capital expenditures and acquisitions and related earn-outs and vehicle capital lease additions.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	CONCENTRATION OF CREDIT RISK

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

The following is a list of significant customers (representing at least 10% of revenue for at least one of the periods reported) and the percentage of total revenue for the specified time periods derived from such customers:

	For the three months ended September 30,		For the nine months ended September 30,
Site Leasing Revenue	2011	2010	2011	2010
AT&T	27.0%	28.6%	27.0%	28.0%
Sprint	21.8%	23.6%	22.1%	23.8%
Verizon	15.7%	14.8%	15.6%	15.4%
T-Mobile	11.2%	11.6%	11.3%	11.8%

	For the three months ended September 30,		For the nine months ended September 30,
Site Development Consulting Revenue	2011	2010	2011	2010
Verizon	18.0%	14.4%	17.4%	16.0%
T-Mobile	10.3%	1.2%	9.3%	4.5%
Nsoro Mastec	4.0%	15.3%	10.7%	12.7%
Cox Communications	0.0%	20.2%	0.0%	17.7%

	For the three months ended September 30,		For the nine months ended September 30,
Site Development Construction Revenue	2011	2010	2011	2010
Nsoro Mastec	48.0%	43.1%	43.4%	35.1%
Verizon	5.1%	11.1%	7.6%	10.0%
T-Mobile	4.2%	6.2%	7.3%	13.0%
Clearwire Tech, Inc	0.4%	11.2%	0.8%	9.6%

At September 30, 2011, seven significant customers comprised 54.0% of total gross accounts receivable compared to five significant customers which comprised 50.5% of total gross accounts receivable at December 31, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications towers. Our principal operations are in the United States and its territories. As of September 30, 2011, we also owned towers in Canada, Costa Rica, El Salvador, and Panama. Our primary business line is our site leasing business, which contributed approximately 97.6% of our total segment operating profit for the year-to-date period ended September 30, 2011. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative or acquired. As of September 30, 2011, we owned 9,762 tower sites, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 4,900 actual or potential additional communications sites, approximately 500 of which were revenue producing as of September 30, 2011. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

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

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five year periods at our option and provide for rent escalators which typically average 3% annually or provide for term escalators of approximately 15%. Of the 9,762 tower sites we owned as of September 30, 2011, approximately 70.6% were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates a significant portion of our total revenues. For information regarding our operating segments, please see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Revenues
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)

Site leasing revenue	$154,514	$135,684	$451,171	$395,390
Total revenues	$175,549	$158,642	$514,351	$461,122
Site leasing revenue percentage of total revenues	88.0%	85.5%	87.7%	85.7%

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

The following rollforward summarizes the activity in our consolidated tower portfolio from December 31, 2010 to September 30, 2011:

Number of Towers

Towers owned at December 31, 2010	9,111
Purchased towers	166
Constructed towers	35
Towers reclassified/disposed (1)	(22)

Towers owned at March 31, 2011	9,290
Purchased towers	140
Constructed towers	151
Towers reclassified/disposed (1)	(7)

Towers owned at June 30, 2011	9,574
Purchased towers	82
Constructed towers	119
Towers reclassified/disposed (1)	(13)

Towers owned at September 30, 2011	9,762

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

The table below provides the percentage of total revenues contributed by site development consulting services and site development construction services for the three and nine months ended September 30, 2011 and 2010. For information regarding our operating segments, see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Revenues
	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)

Site development consulting	$4,399	$4,661	$13,262	$13,924
Site development construction	$16,636	$18,297	$49,918	$51,808
Total revenues	$175,549	$158,642	$514,351	$461,122

Site development consulting	2.5%	2.9%	2.6%	3.0%
Site development construction	9.5%	11.5%	9.7%	11.2%

International Operations

As of September 30, 2011, we had operations in Canada, Costa Rica, El Salvador and Panama. Our operations in these four countries are solely in the site leasing business, and we expect to expand operations through new builds and acquisitions. Tenant leases and ground leases in these international markets typically have similar terms and conditions as those in the United States, with a fixed initial term of three to five years, and specific rent escalators.

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

Asset Impairment

We evaluate the potential impairment of individual long-lived assets, principally the tower sites. We record an impairment charge when we believe an investment in towers, intangible assets or construction-in-process has been impaired, such that future undiscounted cash flows would not recover the then current carrying value of the investment in the tower site. We consider many factors and make certain assumptions when making this assessment, including but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. In addition, we make certain assumptions in determining an asset’s fair value for purposes of calculating the amount of an impairment charge. Changes in those assumptions or market conditions may result in a fair value which is different from management’s estimates. Future adverse changes in market conditions could result in losses or an inability to recover the carrying value, thereby possibly requiring an impairment charge in the future. In addition, if our assumptions regarding future undiscounted cash flows and related assumptions are incorrect, a future impairment charge may be required. During the three and nine months ended September 30, 2011, we recorded an impairment charge of $1.1 million and $1.4 million, respectively.

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

Each respective Segment operating profit is defined as segment revenues less segment cost of revenues (excluding depreciation, accretion and amortization). Total Segment operating profit is the total of the operating profits of the three segments. The reconciliation of Segment operating profit is as follows:

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
	Site leasing segment
	For the three months ended September 30,		Dollar	For the nine months ended September 30,		Dollar
	2011	2010	Change	2011	2010	Change
	(in thousands)
Segment revenue	$154,514	$135,684	$18,830	$451,171	$395,390	$55,781
Segment cost of revenues (excluding depreciation, accretion and amortization)	(33,932)	(30,326)	(3,606)	(98,031)	(89,513)	(8,518)

Segment operating profit	$120,582	$105,358	$15,224	$353,140	$305,877	$47,263

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
	Site development consulting segment
	For the three months ended September 30,		Dollar	For the nine months ended September 30,		Dollar
	2011	2010	Change	2011	2010	Change
	(in thousands)
Segment revenue	$4,399	$4,661	$(262)	$13,262	$13,924	$(662)
Segment cost of revenues (excluding depreciation, accretion and amortization)	(3,171)	(3,662)	491	(9,938)	(10,943)	1,005

Segment operating profit	$1,228	$999	$229	$3,324	$2,981	$343

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
	Site development construction segment
	For the three months ended September 30,		Dollar	For the nine months ended September 30,		Dollar
	2011	2010	Change	2011	2010	Change
	(in thousands)
Segment revenue	$16,636	$18,297	$(1,661)	$49,918	$51,808	$(1,890)
Segment cost of revenues (excluding depreciation, accretion and amortization)	(14,744)	(16,613)	1,869	(44,689)	(47,175)	2,486

Segment operating profit	$1,892	$1,684	$208	$5,229	$4,633	$596

Site leasing segment operating profit increased $15.2 million and $47.3 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in the prior year, primarily due to additional profit generated by the towers that we acquired or constructed subsequent to September 30, 2010, organic site leasing growth from new leases and contractual rent escalators and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers, control of our site leasing cost of revenue and the positive impact of our ground lease purchase program.

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

We believe that Adjusted EBITDA is an indicator of the financial performance of our core businesses. Adjusted EBITDA is a component of the calculation that has been used by our lenders to determine compliance with certain covenants under our Credit Agreement and Senior Notes. Adjusted EBITDA is not intended to be an alternative measure of operating income or gross profit margin as determined in accordance with GAAP.

Adjusted EBITDA increased $14.8 million for the three months ended September 30, 2011 and increased $43.0 million for the nine months ended September 30, 2011, as compared to the respective periods in the prior year, primarily due to increased site leasing segment operating profit offset by an increase in selling, general and administrative costs. The reconciliation of Adjusted EBITDA is as follows:

	For the three months ended September 30,		Dollar Change	For the nine months ended September 30,		Dollar Change
	2011	2010		2011	2010
	(in thousands)			(in thousands)

Net loss	$(33,437)	$(34,575)	$1,138	$(97,723)	$(155,840)	$58,117
Interest income	(38)	(112)	74	(97)	(369)	272
Interest expense(1)	60,777	54,843	5,934	172,492	164,025	8,467
Depreciation, accretion & amortization	78,136	69,727	8,409	229,705	206,004	23,701
Asset impairment charge	1,106	—	1,106	1,402	—	1,402
Total provision for income tax(2)	808	1,211	(403)	3,257	2,181	1,076
Loss from write-off of deferred financing fees and extinguishment of debt	—	10	(10)	1,696	49,054	(47,358)
Non-cash compensation	2,773	2,453	320	8,695	7,805	890
Tenant straight-line revenue	(2,173)	(1,531)	(642)	(6,059)	(3,773)	(2,286)
Ground rent straight-line expense	3,191	2,698	493	8,873	8,979	(106)
Acquisition related costs	1,474	3,229	(1,755)	4,876	6,678	(1,802)
Other income/expense	(122)	(217)	95	527	(102)	629

Adjusted EBITDA	$112,495	$97,736	$14,759	$327,644	$284,642	$43,002

(1)	Interest expense includes interest expense, non-cash interest expense and amortization of deferred financing fees.
(2)

Includes $417 and $1,474 of franchise taxes for the three and nine months ended September 30, 2011, respectively, and $492 and $1,371 in the same periods from prior year, respectively, as reflected in the Consolidated Statement of Operations in selling, general and administrative expenses.

RESULTS OF OPERATIONS

Three months ended September 30, 2011 Compared to Three months ended September 30, 2010

	For the three months ended September 30,		Dollar Change	Percentage Increase (Decrease)
	2011	2010

Revenues:
Site leasing	$154,514	$135,684	$18,830	13.9%
Site development consulting	4,399	4,661	(262)	(5.6%)
Site development construction	16,636	18,297	(1,661)	(9.1%)

Total revenues	175,549	158,642	16,907	10.7%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	33,932	30,326	3,606	11.9%
Cost of site development consulting	3,171	3,662	(491)	(13.4%)
Cost of site development construction	14,744	16,613	(1,869)	(11.3%)
Selling, general and administrative	15,415	14,417	998	6.9%
Asset impairment	1,106	—	1,106	100.0%
Acquisition related expenses	1,474	3,229	(1,755)	(54.4%)
Depreciation, accretion and amortization	78,136	69,727	8,409	12.1%

Total operating expenses	147,978	137,974	10,004	7.3%

Operating income	27,571	20,668	6,903	33.4%

Other income (expense):
Interest income	38	112	(74)	(66.1%)
Interest expense	(42,307)	(37,568)	(4,739)	12.6%
Non-cash interest expense	(16,089)	(15,089)	(1,000)	6.6%
Amortization of deferred financing fees	(2,381)	(2,186)	(195)	8.9%
Loss from extinguishment of debt, net	—	(10)	10	(100.0%)
Other income	122	217	(95)	(43.8%)

Total other expense	(60,617)	(54,524)	(6,093)	11.2%

Loss before provision for income taxes	(33,046)	(33,856)	810	(2.4%)
Provision for income taxes	(391)	(719)	328	(45.6%)

Net loss	(33,437)	(34,575)	1,138	(3.3%)
Net loss attributable to the noncontrolling interest	132	87	45	51.7%

Net loss attributable to SBA Communications Corporation	$(33,305)	$(34,488)	$1,183	(3.4%)

Revenues:

Site leasing revenues increased $18.8 million for the three months ended September 30, 2011, as compared to the same period in the prior year, due largely to (i) revenues from the towers that we acquired or constructed subsequent to September 30, 2010 and (ii) organic site leasing growth from new leases, contractual rent escalators and lease amendments which increased the related rent to reflect additional equipment added to our towers.

Site development consulting revenues decreased $0.3 million and site development construction revenues decreased $1.7 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, as a result of a lower volume of work performed during third quarter of 2011 compared to the same period in the prior year.

Operating Expenses:

Site leasing cost of revenues increased $3.6 million for the three months ended September 30, 2011, as compared to the same period in the prior year, primarily as a result of the growth in the number of tower sites owned by us offset by the positive impact of our ground lease purchase program.

Site development consulting cost of revenues decreased $0.5 million and site development construction cost of revenues decreased $1.9 million for the three months ended September 30, 2011, as compared to the same period in the prior year, as a result of a lower volume of work performed during third quarter of 2011 compared to the same period in the prior year.

Selling, general and administrative expenses increased $1.0 million for the three months ended September 30, 2011, as compared to the same period in the prior year, primarily as a result of an increase in salaries and benefits, non-cash compensation as well as costs incurred in connection with our international expansion.

Asset impairment increased $1.1 million for the three months ended September 30, 2011, as compared to the same period in the prior year as a result of changes in market conditions that resulted in our inability to recover the carrying value of certain of our tower assets.

Acquisition related expenses decreased $1.8 million for the three months ended September 30, 2011, as compared to the same period in the prior year, primarily as a result of a decrease in the number of towers acquired as well as towers under contract for acquisition or due diligence on potential acquisitions during the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010.

Depreciation, accretion and amortization expense increased $8.4 million for the three months ended September 30, 2011, as compared to the same period in the prior year, due to an increase in the number of tower sites built and acquired by us as of September 30, 2011 compared to those owned at September 30, 2010.

Operating Income:

Operating income increased $6.9 million for the three months ended September 30, 2011 from the three months ended September 30, 2010 primarily due to higher segment operating profit in the site leasing segment and a decrease in acquisition related expenses offset by increases in depreciation, accretion and amortization expense and selling, general and administrative expenses.

Other Income (Expense):

Interest expense increased $4.7 million from the three months ended September 30, 2010 due to the higher weighted average principal amount of cash-interest bearing debt for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 resulting from the issuance of our $500.0 million senior secured term loan on June 30, 2011.

Non-cash interest expense increased $1.0 million to $16.1 million for the three months ended September 30, 2011, compared to $15.1 million for the three months ended September 30, 2010. This increase reflects the accretion of the debt discounts on the 1.875% Notes, the 4.0% Notes, the Term Loan and the Senior Notes offset by the impact of the conversion and settlement of the 0.375% Notes in the fourth quarter of 2010 and the repurchase of $15.0 million of 1.875% Notes in the first quarter of 2011.

Net Loss

Net loss decreased $1.1 million to $33.4 million for the three months ended September 30, 2011 from the three months ended September 30, 2010. The decrease in net loss for the three months ended September 30, 2011 is primarily due to an increase in site leasing segment operating profit and a decrease in acquisition related expenses partially offset by an increase in depreciation, accretion and amortization expense, interest expense and non-cash interest expense.

Nine months ended September 30, 2011 Compared to Nine months ended September 30, 2010

	For the nine months ended September 30,		Dollar Change	Percentage Increase (Decrease)
	2011	2010

Revenues:
Site leasing	$451,171	$395,390	$55,781	14.1%
Site development consulting	13,262	13,924	(662)	(4.8%)
Site development construction	49,918	51,808	(1,890)	(3.6%)

Total revenues	514,351	461,122	53,229	11.5%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion, and amortization shown below):
Cost of site leasing	98,031	89,513	8,518	9.5%
Cost of site development consulting	9,938	10,943	(1,005)	(9.2%)
Cost of site development construction	44,689	47,175	(2,486)	(5.3%)
Selling, general and administrative	47,031	43,231	3,800	8.8%
Asset impairment	1,402	—	1,402	100.0%
Acquisition related expenses	4,876	6,678	(1,802)	(27.0%)
Depreciation, accretion and amortization	229,705	206,004	23,701	11.5%

Total operating expenses	435,672	403,544	32,128	8.0%

Operating income	78,679	57,578	21,101	36.6%

Other income (expense):
Interest income	97	369	(272)	(73.7%)
Interest expense	(118,616)	(112,397)	(6,219)	5.5%
Non-cash interest expense	(47,095)	(44,736)	(2,359)	5.3%
Amortization of deferred financing fees	(6,781)	(6,892)	111	(1.6%)
Loss from extinguishment of debt, net	(1,696)	(49,054)	47,358	(96.5%)
Other (expense) income	(527)	102	(629)	(616.7%)

Total other expense	(174,618)	(212,608)	37,990	(17.9%)

Loss before provision for income taxes	(95,939)	(155,030)	59,091	(38.1%)

Provision for income taxes	(1,784)	(810)	(974)	120.2%

Net loss	(97,723)	(155,840)	58,117	(37.3%)
Net loss attributable to the noncontrolling interest	348	327	21	6.4%

Net loss attributable to SBA Communications Corporation	$(97,375)	$(155,513)	$58,138	(37.4%)

Revenues:

Site leasing revenues increased $55.8 million for the nine months ended September 30, 2011, as compared to the same period in the prior year, due largely to (i) revenues from the towers that we acquired or constructed subsequent to September 30, 2010 and (ii) organic site leasing growth from new leases, contractual rent escalators and lease amendments which increased the related rent to reflect additional equipment added to our towers.

Site development consulting revenues decreased $0.7 million and site development construction revenues decreased $1.9 million for the nine months ended September 30, 2011, as compared to the same period in the prior year, as a result of a lower volume of work performed in the first three quarters of 2011 compared to the same period in 2010.

Operating Expenses:

Site leasing cost of revenues increased $8.5 million for the nine months ended September 30, 2011, as compared to the same period in the prior year, primarily as a result of the growth in the number of tower sites owned by us offset by the positive impact of our ground lease purchase program.

Site development consulting cost of revenues decreased $1.0 million and site development construction cost of revenues decreased $2.5 million for the nine months ended September 30, 2011, as compared to the same period in the prior year, as a result of a lower volume of work performed during 2011.

Selling, general and administrative expenses increased $3.8 million for the nine months ended September 30, 2011, as compared to the same period in the prior year, primarily as a result of an increase in salaries and benefits and non-cash compensation, as well as costs incurred in connection with our international expansion.

Asset impairment increased $1.4 million for the nine months ended September 30, 2011 as compared to the same period in the prior year as a result of changes in market conditions that resulted in our inability to recover the carrying value of certain of our tower assets.

Acquisition related expenses decreased $1.8 million for the nine months ended September 30, 2011, as compared to the same period in the prior year, primarily as a result of a decrease in the number of towers acquired as well as towers under contract for acquisition or due diligence on potential acquisitions during the nine month period ended September 30, 2011 compared to the same period ended September 30, 2010.

Depreciation, accretion and amortization expense increased $23.7 million to $229.7 million for the nine months ended September 30, 2011, as compared to the same period in the prior year, due to an increase in the number of tower sites built and acquired by us as of September 30, 2011 compared to those owned at September 30, 2010.

Operating Income:

Operating income increased $21.1 million to $78.7 million for the nine months ended September 30, 2011 from $57.6 million for the nine months ended September 30, 2010 primarily due to higher segment operating profit in the site leasing segment and a decrease in acquisition related expenses offset by increases in depreciation, accretion and amortization expense and selling, general and administrative expenses.

Other Income (Expense):

Interest expense was $118.6 million for the nine months ended September 30, 2011, an increase of $6.2 million from the nine months ended September 30, 2010. This increase was due to the higher weighted average amount of cash-interest bearing debt outstanding for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 resulting primarily from the issuance of our $500.0 million senior secured term loan on June 30, 2011.

Non-cash interest expense was $47.1 million for the nine months ended September 30, 2011, an increase of $2.4 million from the nine months ended September 30, 2010. This increase reflects the accretion of the debt discount on the 1.875% Notes, the 4.0% Notes, the Term Loan, and the Senior Notes, using the effective interest method offset by the impact of the conversion and settlement of the 0.375% Notes in the fourth quarter of 2010 and the repurchase of $15.0 million of 1.875% Notes in the first quarter of 2011.

The loss from extinguishment of debt of $1.7 million for the nine months ended September 30, 2011 is associated with the repurchase of $15.0 million in principal of our 1.875% Notes. The loss from extinguishment of debt of $49.1 million for the nine months ended September 30, 2010 is associated with the repayment of $938.6 million in principal of our 2006 CMBS Certificates.

Net Loss

Net loss was $97.7 million for the nine months ended September 30, 2011, a decrease of $58.1 million from the nine months ended September 30, 2010, primarily due to a decrease in the loss on extinguishment of debt, an increase in site leasing segment operating profit and a decrease in acquisition related expenses partially offset by increases in depreciation, accretion and amortization expense, interest expense, non-cash interest expense and selling, general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation is a holding company with no business operations of its own. SBA Communications’ only significant asset is the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”) which is also a holding company that owns equity interests in (1) SBA Senior Finance, LLC (the entity that indirectly owns some of our domestic towers and assets and all of our international entities) and (2) our remaining domestic operating entities. We conduct all of our business operations through Telecommunications’ subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries.

A summary of our cash flows is as follows:

	For the nine months ended
	September 30, 2011	September 30, 2010
	(in thousands)
Summary cash flow information:
Cash provided by operating activities	$186,427	$142,360
Cash used in investing activities	(307,250)	(249,491)
Cash provided by financing activities	236,073	143,054

Increase in cash and cash equivalents	115,250	35,923
Effect of exchange rate changes on cash and cash equivalents	(199)	(4)
Cash and cash equivalents, beginning of the period	64,254	161,317

Cash and cash equivalents, end of the period	$179,305	$197,236

Sources of Liquidity

We fund our growth, including our tower portfolio growth, through cash flows from operations, long-term indebtedness and equity issuances. With respect to our debt financing, we have issued secured and unsecured debt instruments at various levels of our organizational structure to minimize our financing costs while maximizing our operational flexibility.

Cash provided by operating activities was $186.4 million for the nine months ended September 30, 2011 as compared to $142.4 million for the nine months ended September 30, 2010. This increase was primarily due to an increase in segment operating profit from the site leasing segment for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

During the first six months of 2011 SBA Senior Finance II borrowed $250.0 million under the Revolving Credit Facility. On June 30, 2011, SBA Senior Finance II entered into an amended and restated credit agreement which extended the maturity of the Revolving Credit Facility and included a new $500.0 million Term Loan. The proceeds from the Term Loan were used to repay the existing $270.0 million balance on the Revolving Credit Facility and for general corporate purposes. During the three months ended September 30, 2011 the Company did not borrow any amount under the Revolving Credit Facility. As of September 30, 2011, the availability under the Revolving Credit Facility was $500.0 million.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or, companies who own wireless communication towers, antenna sites or related assets. During the nine months ended September 30, 2011, we did not issue any shares of Class A common stock under this registration statement. As of September 30, 2011, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

On March 3, 2009, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. For the nine months ended September 30, 2011, we did not issue any securities under this automatic shelf registration statement.

Uses of Liquidity

We believe that our principal use of liquidity will be to fund tower portfolio growth and, secondarily, to opportunistically repurchase our outstanding securities, including shares of our Class A common stock through our stock repurchase program. In the future, we may continue to repurchase, for cash or equity, our outstanding indebtedness in privately-negotiated or open market transactions in order to optimize our liquidity and leverage and take advantage of market opportunities. During the nine months ended September 30, 2011, our wholly owned subsidiary repurchased an aggregate of $15.0 million in principal amount of the 1.875% Notes for $17.0 million in cash.

Our cash capital expenditures, for the nine months ended September 30, 2011 were $306.0 million. The $306.0 million consists of cash capital expenditures of $189.8 million that we incurred primarily in connection with the acquisition of 388 completed towers net of related working capital adjustments and earnouts paid in connection with previous acquisitions, $73.5 million for construction and related costs associated with the completion of 305 new towers and for sites in process as of September 30, 2011, $8.9 million for tower maintenance capital expenditures, $10.3 million for gross augmentations and tower upgrades (this amount does not reflect approximately $6.6 million of cash reimbursements paid by our customers), $3.7 million for general corporate expenditures and $19.6 million for ground lease purchases (excluding $7.2 million spent to extend ground lease terms).

During the remainder of 2011, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $3.5 million to $4.5 million and discretionary cash capital expenditures, based on current obligations, of $145.0 million to $155.0 million primarily associated with the towers we intend to build in 2011, tower acquisitions closed or currently under contract, tower augmentations and ground lease purchases. We may spend additional capital in 2011 on acquiring revenue producing or expense reducing assets not yet identified and under contract, or possibly stock repurchases. We estimate we will incur approximately $1,000 per tower per year for capital improvements or modifications to our towers. We expect to fund cash capital expenditures from cash on hand, cash flow from operations and borrowings under the Revolving Credit Facility. The exact amount of our future capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and tower acquisition programs, and our ground lease purchase program.

Subsequent to September 30, 2011, we acquired 17 towers and related assets and liabilities from various sellers. The aggregate consideration paid for the towers and related assets was $9.5 million in cash.

During the nine months ended September 30, 2011 we repurchased and retired 5,917,940 shares of our Class A common stock for an aggregate of $225.1 million including commissions and fees in connection with the stock repurchase program. On April 27, 2011, our Board of Directors (1) terminated the existing $250.0 million stock repurchase program (under which $65.9 million of repurchase authorization remained available at the termination date), and (2) approved a new $300.0 million stock repurchase program. This new program authorizes us to purchase, from time to time, up to $300.0 million of our outstanding common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program became effective on April 28, 2011 and will continue until otherwise modified or terminated by our Board of Directors at any time in our sole discretion. As of September 30, 2011, we had a remaining authorization to repurchase $150.0 million of common stock under our current $300.0 million stock repurchase program.

Debt Instruments and Debt Service Requirements

As of September 30, 2011, we believe that our cash on hand and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

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

During the three months ended September 30, 2011, SBA Senior Finance II had no borrowing under the Revolving Credit Facility and recognized $0.5 million of cash interest expense which includes commitment fees. During the nine months ended September 30, 2011, SBA Senior Finance II borrowed $250.0 million under the Revolving Credit Facility and recognized $2.7 million of cash interest expense, which includes commitment fees. During the three and nine months ended September 30, 2010, SBA Senior Finance II had no borrowings and recognized $0.5 million and $1.2 million, respectively, of cash interest expense, which includes commitment fees, resulting from the unused commitment fee.

As of September 30, 2011, the availability under the Revolving Credit Facility was $500.0 million.

Term Loan

The Term Loan consists of a senior secured term loan in an aggregate principal amount of $500.0 million and will mature on June 30, 2018. It will bear interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin of 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus a margin of 275 basis points (with a Eurodollar Rate floor of 1%). The proceeds from the Term Loan were used to pay down existing balances on the Revolving Credit Facility and may be used for general corporate purposes. Principal on the Term Loan will be repaid in quarterly installments of $1.25 million on the last day of each March, June, September and December, commencing on September 30, 2011. The remaining principal balance of the Term Loan will be due and payable on the maturity date. SBA Senior Finance II has the ability to prepay any or all amounts under the Term Loan. However, to the extent the Term Loan is prepaid prior to June 30, 2012 from the proceeds of a substantially concurrent issuance of certain other syndicated loans, a prepayment fee equal to 1.0% of the aggregate principal amount of such prepayment will apply. The Term Loan was issued at 99.75% of par value. Based on the amount outstanding at September 30, 2011, debt service for the next twelve months on the term loan will be $18.9 million.

During each of the three and nine months ended September 30, 2011, SBA Senior Finance II recognized $4.9 million in cash interest expense. As of September 30, 2011, the Term Loan had a principal balance of $498.8 million.

Terms of the Credit Agreement

The Credit Agreement, as amended, requires SBA Senior Finance II and SBA Communications Corporation (“SBAC”) to maintain specific financial ratios, including, at the SBA Senior Finance II level, (1) a ratio of Consolidated Total Debt to Annualized Borrower EBITDA not to exceed 6.0 times for any fiscal quarter, (2) a ratio of Consolidated Total Debt and Net Hedge Exposure (calculated in accordance with the Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 6.0 times for 30 consecutive days and (3) a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (calculated in accordance with the Credit Agreement) of not less than 2.0 times for any fiscal quarter. In addition, SBAC’s ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (calculated in accordance with the Credit Agreement) for any fiscal quarter on an annualized basis cannot exceed 9.5 times. The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of SBA Senior Finance II and its subsidiaries to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions, merge or consolidate, make certain restricted payments, enter into transactions with affiliates, and engage in certain asset dispositions, including a sale of all or substantially all of their property. As of September 30, 2011, SBA Senior Finance II and SBAC were in full compliance with the financial covenants contained in the Credit Agreement. The Credit Agreement is also subject to customary events of default. Pursuant to an Amended and Restated Guarantee and Collateral Agreement, amounts borrowed under the Revolving Credit Facility, the Term Loan and certain hedging transactions that may be entered into by SBA Senior Finance II or the Subsidiary Guarantors (as defined in the Credit Agreement) with lenders or their affiliates are secured by a first lien on the capital stock of SBA Telecommunications,

Inc., SBA Senior Finance, LLC (formerly known as SBA Senior Finance, Inc.) and SBA Senior Finance II and on substantially all of the assets (other than leasehold, easement and fee interests in real property) of SBA Senior Finance II and the Subsidiary Guarantors.

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

As of September 30, 2011, the Borrowers met the required Debt Service Coverage Ratio as set forth in the mortgage loan agreement. Based on the amounts outstanding at September 30, 2011, the debt service for the next twelve months on the 2010 Tower Securities would be $57.4 million.

1.875% Convertible Senior Notes due 2013

At September 30, 2011, we had $535.0 million outstanding of 1.875% Convertible Senior Notes (the “1.875% Notes”) which were recorded at their discounted carrying value of $476.3 million. The maturity date of the 1.875% Notes is May 1, 2013. Interest on the 1.875% Notes is payable semi-annually each May 1 and November 1. The 1.875% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 24.1196 shares of Class A common stock per $1,000 principal amount of 1.875% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $41.46 per share or a 20% conversion premium based on the last reported sale price of $34.55 per share of Class A common stock on the Nasdaq Global Select Market on May 12, 2008, the purchase agreement date. Based on the amounts outstanding at September 30, 2011, debt service for the next twelve months on the 1.875% Notes would be $10.0 million.

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

4.0% Convertible Senior Notes due 2014

As of September 30, 2011, we had outstanding $500.0 million of our 4.0% Convertible Senior Notes (the “4.0% Notes”) which were recorded at their discounted carrying value of $390.0 million. The maturity date of the 4.0% Notes is October 1, 2014. Interest on the 4.0% Notes is payable semi-annually on April 1 and October 1. The 4.0% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 32.9164 shares of our Class A common stock per $1,000 principal amount of 4.0% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $30.38 per share or a 22.5% conversion premium based on the last reported sale price of $24.80 per share of our Class A common stock on the Nasdaq Global Select Market on April 20, 2009, the purchase agreement date. Based on the amounts outstanding at September 30, 2011, debt service for the next twelve months on the 4.0% Notes would be $20.0 million.

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

Senior Notes

On July 24, 2009, Telecommunications issued $750.0 million of unsecured senior notes (the “Senior Notes”), $375.0 million of which are due August 15, 2016 (the “2016 Notes”) and $375.0 million of which are due August 15, 2019 (the “2019 Notes”). At September 30, 2011, the 2016 Notes and the 2019 Notes were recorded at carrying values of $373.1 million and $372.3 million, respectively.

The 2016 Notes have an interest rate of 8.00% and were issued at a price of 99.330% of their face value. The 2019 Notes have an interest rate of 8.25% and were issued at a price of 99.152% of their face value. Interest on the 2016 Notes and 2019 Notes is due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. Based on the amounts outstanding at September 30, 2011, debt service for the next twelve months on the 2016 Senior Notes and the 2019 Senior Notes would be $30.0 million and $30.9 million, respectively. The 2016 Notes and the 2019 Notes are fully and unconditionally guaranteed by SBA Communications.

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

The following table presents the future principal payment obligations and interest rates associated with our debt instruments assuming our actual level of indebtedness as of September 30, 2011:

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(in thousands)
Debt:
1.875% Convertible Senior Notes due 2013	$—	$—	$535,000	$—	$—	$—	$535,000	$555,063
4.0% Convertible Senior Notes due 2014	$—	$—	$—	$500,000	$—	$—	$500,000	$644,375
8.0% Senior Notes due 2016	$—	$—	$—	$—	$—	$375,000	$375,000	$392,813
8.25% Senior Notes due 2019	$—	$—	$—	$—	$—	$375,000	$375,000	$393,750
4.254% 2010-1 Tower Securities (1)	$—	$—	$—	$—	$680,000	$—	$680,000	$724,200
5.101% 2010-2 Tower Securities (1)	$—	$—	$—	$—	$—	$550,000	$550,000	$588,500
Revolving Credit Facility	$—	$—	$—	$—	$—	$—	$—	$—
Term Loan	$1,250	$5,000	$5,000	$5,000	$5,000	$477,500	$498,750	$498,750

Total debt obligation	$1,250	$5,000	$540,000	$505,000	$685,000	$1,777,500	$3,513,750	$3,797,451

(1)	The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 16, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 16, 2017 and April 16, 2042, respectively.

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

In addition, in connection with our convertible notes, we are subject to market risk associated with the market price of our Class A common stock. Because we pay fixed interest coupons on our convertible notes, market interest rate fluctuations do not impact our debt interest payments or the amount of principal that we will be required to pay at maturity. However, to the extent the market price of our Class A common stock for the measurement periods set forth in the relevant instruments exceeds the conversion price or the strike price of the warrant transactions that we entered into in connection with the issuance of the convertible notes, the aggregate amount that we will be required to pay upon conversion of the convertible notes may exceed the principal amount of the notes outstanding. We currently have convertible note hedges and warrants outstanding with respect to $247.5 million of notional value and $500.0 million of notional value of our 1.875% Notes and 4.0% Notes, respectively. The last sales price of our Class A common stock on September 30, 2011 was $34.48, while the conversion rate of the 1.875% Notes is $41.46 per share and the conversion rate of the 4.0% Notes is $30.38 per share and the upper strike price of the warrant transaction that we entered into in connection with the 1.875% and the 4.0% Notes is $67.37 per share and $44.64 per share, respectively.

In addition, the fair value of our convertible notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible notes will generally increase as our Class A common stock prices rise and decrease as the stock prices fall. The interest and market value changes affect the fair value of our convertible notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the convertible notes at fair value. We present the fair value of the convertible notes for required disclosure purposes only.

Special Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our expectations of the future growth and financial health of the wireless industry and the industry participants, and the drivers of such growth;

•	our beliefs regarding our ability to capture and capitalize on industry growth and the impact of such growth on our financial and operational results;

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

•	the impact of recent and pending consolidation among wireless service providers on our leasing revenue, including the potential acquisition of T-Mobile USA by AT&T;

•	our ability to secure as many site leasing tenants as anticipated and our ability to retain current leases on towers;

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

•

competition for the acquisition of towers, particularly in the United States, and other factors that may adversely affect our ability to purchase towers that meet our investment criteria and are available at prices which we believe will be accretive to our shareholders and allow us to maintain our long-term target leverage ratios;

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

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of September 30, 2011. Based on such evaluation, such officers have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of equity securities

The following table presents information related to our repurchases of Class A common stock during the third quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

7/1/2011 - 7/31/2011	—	$—	—	$—
8/1/2011 - 8/31/2011	2,177,582	$34.42	2,177,582	$150,046,044
9/1/2011 - 9/30/2011	—	$—	—	$—

Total	2,177,582	$—	2,177,582	$150,046,044

(1)	On April 27, 2011, our Board of Directors authorized a $300.0 million share repurchase program pursuant to which we would repurchase shares of our Class A common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program became effective on April 28, 2011 and will continue unless otherwise modified or terminated by our Board of Directors at any time in our sole discretion.

ITEM 5. OTHER INFORMATION

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(e) On July 1, 2011, SBA Communications Corporation (the “Company”) entered into an employment agreement with Jeffrey A. Stoops, President and Chief Executive Officer of the Company. The agreement replaces his existing employment agreement entered into with him on February 28, 2003, as amended, which would have expired on December 31, 2011. The revised employment agreement provides for Mr. Stoops to serve in his present position and expires on December 31, 2014. Pursuant to the revised employment agreement, Mr. Stoops agreed to reduce the amount of severance that he would be entitled to upon termination without cause prior to a change in control (as defined in the employment agreement) of the Company in exchange for certain additional benefits.

Pursuant to the employment agreement, Mr. Stoops will receive an annual base salary of $625,000, which may be increased by the Board of Directors. In addition, Mr. Stoops will receive an annual bonus based on achievement of performance criteria established by the Compensation Committee of the Board of Directors. Mr. Stoops is eligible to receive a target bonus of 125% of base salary for 2011, and in subsequent years, the Compensation Committee will set Mr. Stoops’ target bonus, which may be greater or less than 125% of Mr. Stoops’ base salary for that year.

The employment agreement provides that upon termination of Mr. Stoops’ employment without cause, or Mr. Stoops’ resignation for good reason, Mr. Stoops is entitled to receive (i) an amount equal to the Applicable Multiple (as defined below) times the sum of his: (a) base salary for the year in which the termination or resignation occurs, (b) Reference Bonus (as defined below) and (c) Reference Benefits Value (as defined below), and (ii) a pro rata portion of the bonus for the year in which the termination or resignation occurs. The severance payments will be paid in a lump sum on the first business day of the third calendar month following the calendar month in which the termination is effective.

The Applicable Multiple means two, in the event the termination occurs prior to a change in control of the Company, and three, in the event the termination occurs on or after a change in control of the Company. Reference Benefits Value means the greater of (1) $33,560 and (2) the value of all medical, dental, health, life, and other fringe benefit plans for the year in which the termination or resignation occurs. Reference Bonus means the greater of (i) 75% of Mr. Stoops’ target bonus for the year in which the termination or resignation occurs and (ii) 100% of the bonus for the year immediately preceding the year in which the termination or resignation occurred.

Upon a change in control, the agreement is automatically extended for three years. The employment agreement provides for noncompetition, noninterference, non-disparagement and nondisclosure covenants. Mr. Stoops’ severance payment is subject to his execution of a full release and waiver of claims against SBA.

ITEM 6. EXHIBITS

Exhibits

Exhibit No.	Description

*10.35E	Employment Agreement, dated July 1, 2011, between SBA Communications Corporation and Jeffrey A. Stoops.

*31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

November 4, 2011	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

November 4, 2011	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

*10.35E	Employment Agreement, dated July 1, 2011, between SBA Communications Corporation and Jeffrey A. Stoops.

*31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.