Form 10-K
period 2011-12-31
SBA COMMUNICATIONS CORP
filed 2012-02-27
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4.2 billion as of June 30, 2011.

The number of shares outstanding of the Registrant’s common stock (as of February 16, 2012): Class A common stock – 109,734,800 shares

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2012 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2011, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

General

We are a leading independent owner and operator of wireless communications towers. Our principal operations are in the United States and its territories. In addition, we own and operate towers in Canada, Costa Rica, El Salvador, Guatemala, Nicaragua and Panama. Our primary business line is our site leasing business, which contributed 97.8% of our total segment operating profit for the year ended December 31, 2011. In our site leasing business, we lease antenna space primarily to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, built or constructed based on our own initiative or acquired. As of December 31, 2011, we owned 10,524 tower sites, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 4,800 actual or potential communications sites, approximately 500 of which were revenue producing as of December 31, 2011. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada and Central America. Site leasing revenues are received primarily from wireless service provider tenants, including AT&T, Sprint, Verizon Wireless, T-Mobile, Digicel, Claro, and Telefonica. Wireless service providers enter into numerous different tenant leases with us, each of which relates to the lease or use of space at an individual tower site. In the United States and Canada our tenant leases are generally for an initial term of five years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in our Central America markets typically have an initial term of 10 years with 5-year renewal periods, and similar rent escalators to that of leases in the United States and Canada.

We expand our tower portfolio, both domestically and internationally, through the construction of new towers, or new builds, and through the acquisition of towers from third parties. In our new build program, we construct towers in locations that were strategically chosen by us or under build-to-suit arrangements. Under build-to-suit arrangements, we build towers for wireless service providers at locations that they have identified. We retain ownership of the tower and the exclusive right to co-locate additional tenants on the tower. When we construct towers in locations chosen by us, we utilize our knowledge of our customers’ network requirements to identify locations where we believe multiple wireless service providers need, or will need, to locate antennas to meet capacity or service demands. We seek to identify attractive locations for new towers and complete pre-construction procedures necessary to secure the site concurrently with our leasing efforts. We generally will have at least one signed tenant lease for each new build tower on the day that it is completed and expect that some will have multiple tenants. During 2012, we intend to build between 415 and 435 new towers, domestically and internationally.

In our tower acquisition program, we pursue towers that meet or exceed our internal guidelines regarding current and future potential returns. For each acquisition, we prepare various analyses that include projections of a five-year unlevered internal rate of return, review of available capacity, future lease up projections and a summary of current and future tenant/technology mix.

The table below provides information regarding the development and status of our tower sites portfolio over the past three years.

	For the year ended December 31,
	2009	2010	2011

Towers owned at beginning of period	7,854	8,324	9,111
Towers acquired	376	712	1,085
Towers constructed	101	124	388
Towers reclassified/disposed of (1)	(7)	(49)	(60)

Towers owned at end of period	8,324	9,111	10,524

(1)	Reclassifications reflect the combination for reporting purposes of multiple tower structures on a single parcel of real estate, which we market and customers view as a single location, into a single owned tower site. Dispositions reflect the decommissioning, sale, conveyance or other legal transfer of owned tower sites.

As of December 31, 2011, we had an average of 2.3 tenants per tower.

Our site leasing business generates substantially all of our total segment operating profit. Our site leasing business generated 88.3% of our total revenues during the year ended December 31, 2011 and has represented 97.4% or more of our total segment operating profit for the past three years. For the year ended December 31, 2011, site leasing revenues generated outside the U.S. and its territories were less than 4% of total revenue.

International Operations

We believe that we can create substantial value by expanding our site leasing services into select international markets which we believe have a high-growth wireless industry and relatively stable political and regulatory environment. We currently own 1,330 towers in Canada, Costa Rica, El Salvador, Guatemala, Nicaragua and Panama, and intend to continue expanding in these and other international markets. These international markets typically have less mature wireless networks with limited wireline infrastructure and wireless data penetration. Accordingly, our expansion in these markets is primarily driven by (i) wireless service providers seeking to increase the quality and coverage of their networks in developing countries, (ii) consumers’ increased use of high data applications, such as email, internet access and video, and (iii) recent spectrum auctions, which have resulted in new market entrants, as well as initial data network deployments. For example, we expect a meaningful build-out of our new towers and communication sites in Costa Rica as a result of recent spectrum auctions in that country. We expect to continue expanding internationally through buying or building towers, managing communication sites and leasing space to wireless service providers on assets we control.

We consider various factors when identifying a market for our international expansion, including:

•

Country analysis – We consider the country’s political stability, and whether the country’s general business, legal and regulatory environment is conducive to the sustainability and growth of our business.

•

Market potential – We analyze the expected demand for wireless services, and whether a country has multiple wireless service providers who are actively seeking to invest in deploying voice and data networks, as well as spectrum auctions that have occurred or that are anticipated to occur.

•

Risk adjusted return criteria – We consider whether buying or building towers in a country, and providing our management and leasing services, will meet our return criteria. As part of this analysis, we consider the risk of entering into an international market, and how our expansion meets our long-term strategic objectives for the region and our business generally.

Site Development Services

Our site development business is complementary to our site leasing business and provides us the ability to keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and to capture ancillary revenues that are generated by our site leasing activities, such as antenna and equipment installation at our tower locations. Our site development business is conducted in the United States only and consists of two segments, site development consulting and site development construction. Site development services revenues are received primarily from providing a full range of end to end services to wireless service providers or companies providing development or project management services to wireless service providers. We principally perform services for third parties in our core historical areas of wireless expertise, specifically, site acquisition, zoning, technical services and construction.

In the consulting segment of our site development business, we offer clients the following range of services: (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and antennas; (4) support in buying or leasing of the location; and (5) assistance in obtaining zoning approvals and permits. In the construction segment of our site development business we provide a number of services, including, but not limited to the following: (1) tower and related site construction; (2) antenna installation; and (3) radio equipment installation, commissioning and maintenance. Personnel in our site development business also identify new business opportunities and provide market intelligence for our leasing and new tower build functions.

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

Industry Overview

We believe that growing wireless traffic (particularly data and video), successful spectrum auctions and technology developments will require wireless service providers to improve their network infrastructure and increase their network capacity resulting in an increase in the number of communication sites that they use or the number of antennas at existing communication sites. The following is a discussion of certain growth trends in the wireless communications industry:

•

We believe that our customers’ introduction and continued deployment of next generation wireless technologies including (i) 3G wireless services and (ii) 4G wireless services, such as long-term evolution, or LTE, and WiMAX, will require our customers to add a large number of additional cell sites and increase the amount of their equipment at current cell sites.

•

The Federal Communications Commission’s (the “FCC”) successful spectrum auction 73 during 2008 relating to the auction of the 700 MHz band, have provided existing carriers the opportunity to deploy spectrum for 4G wireless service which has and will continue to drive the demand for communication sites. Our largest customers, AT&T, Verizon and Sprint, are in the midst of nation-wide upgrades of their wireless networks to these next generation technologies. In addition, Congress has recently been discussing granting the FCC additional incentive auction authority as well as reallocating the D-block of 700 MHz spectrum to public safety for the development of a nation-wide public safety network. We believe that all of these factors will drive additional demand for communication sites.

•

Consumer demand for high quality, wireless services continues to increase due to data application expansion, continued strong voice demand, and continued wireline to wireless migration. The constant increase in quantity and type of data applications including social networking and gaming, among other categories, is a major factor in these increases. Consumers list network coverage and quality as two of the greatest contributors to their dissatisfaction when terminating or changing service. To decrease subscriber churn rate and drive revenue growth, wireless carriers have made substantial capital expenditures on wireless networks to improve service quality and expand coverage.

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

Disciplined Growth of our Tower Portfolio. During 2012, we intend to grow our tower portfolio, domestically and internationally, through the consummation of the Mobilitie transaction, additional tower acquisitions and the construction of between 415 to 435 new towers. In connection with our international expansion, we have targeted select international markets that we believe have relatively stable political environments and a growing wireless communication industry.We intend to use our available cash from operating activities and available liquidity, including borrowings, to build and/or acquire new towers at prices that we believe will be accretive to our shareholders both short and long term and which allow us to maintain our long-term target leverage ratios. Furthermore, we believe that our tower operations are highly scalable. Consequently, we believe that we are able to materially increase our tower portfolio without proportionately increasing selling, general and administrative expenses.

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

Controlling our Underlying Land Positions. We have purchased and intend to continue to purchase and/or enter into long-term leases for the land that underlies our towers, to the extent available at commercially reasonable prices. We believe that these purchases and/or long-term leases will increase our margins, improve our cash flow from operations and minimize our exposure to increases in ground lease rents in the future. For the quarter ended December 31, 2011, approximately 70.0% of our tower sites were located on land that we own or control for more than 20 years. The average remaining life under our ground leases, including renewal options under our control, has been extended to 33 years.

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

We depend on a relatively small number of customers for our site leasing and site development revenues. The following customers represented at least 10% of our total revenues during at least one of the last three years:

	Percentage of Total Revenues For the year ended December 31,
	2009	2010	2011

AT&T	23.8%	23.9%	23.8%
Sprint	21.9%	20.4%	19.8%
Verizon Wireless	15.4%	14.8%	14.8%
T-Mobile	13.7%	11.6%	10.7%

During the past two years, we provided services for a number of customers, including:

Aircell	Leap Wireless
AT&T	M/A-COM
Barrett Xplore	Metro PCS
Bechtel Corporation	Nokia-Siemens
Bell Canada	Nortel
Cellular South	Nsoro Mastec, LLC
Claro	Ntelos
Cleartalk	Rogers
Clearwire	Sprint
Cox Communications	Telus
Digicel	Telefonica
Ericsson	T-Mobile
General Dynamics	U.S. Cellular
ITT Corporation	Verizon Wireless

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

Competition

Site Leasing – Our primary competitors for our site leasing activities are (1) the national independent tower companies including American Tower Corporation, Crown Castle International and Global Tower Partners, (2) a large number of regional independent tower owners, (3) wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers, and (4) alternative facilities such as rooftops, outdoor and indoor distributed antenna system (“DAS”) networks, billboards and electric transmission towers. As a result of several large mergers and acquisitions, American Tower and Crown Castle have substantially more towers and greater financial resources than we do. Wireless service providers that own and operate their own tower networks are also generally larger and have greater financial resources than we do. We believe that tower location and capacity, quality of service to our tenants, and, to a lesser extent, price have been and will continue to be the most significant competitive factors affecting the site leasing business. Internationally, to date, the competition we have encountered has been from both independent tower companies and wireless service providers that own and operate their own tower networks. In our markets outside the U.S. and its territories, the majority of existing towers are owned by wireless service providers.

Site Development – The site development business is extremely competitive and price sensitive. We believe that the majority of our competitors in the U.S. site development business operate within local market areas exclusively, while some firms appear to offer their services nationally, including Bechtel Corporation, Black & Veatch Corporation, Goodman Networks, General Dynamics Corporation, and Nsoro. The market includes participants from a variety of market segments offering individual, or combinations of, competing services. The field of competitors includes site development consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors, which provide end-to-end site development services through multiple subcontractors, and wireless service providers’ internal staff. We believe that providers base their decisions for site development services on a number of criteria, including: company experience, price, track record, local reputation, geographic reach and time for completion of a project.

Employees

Our executive, corporate development, accounting, finance, human resources, legal and regulatory, information technology and site administration personnel, and our network operations center, are located in our headquarters in Boca Raton, Florida. Certain sales, new tower build support and tower maintenance personnel are also located in our Boca Raton office. Our remaining employees are based in our regional and local offices.

As of December 31, 2011, we had 814 employees, none of whom are represented by a collective bargaining agreement. Of these 814 employees, 87 were based outside of the U.S. and its territories. We consider our employee relations to be good.

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

International. Regulatory regimes outside of the U.S. and its territories vary by country and locality, however these regulations typically require tower owners and/or licensees to obtain approval from local officials or government agencies prior to tower construction or the addition of a new antenna to an existing tower. Based on our experience to date, these regimes have been similar to, but not more rigorous, burdensome or comprehensive than, those in the U.S. Our international operations are also subject to various regulations and guidelines regarding employee relations and other occupational health and safety matters. As we expand our operations into additional international geographic areas, we will be subject to regulations in these jurisdictions.

Backlog

Backlog related to our site leasing business consists of lease agreements and amendments, which have been signed, but have not yet commenced. As of December 31, 2011, we had 251 new leases which had been executed with customers but which had not begun generating revenue. These leases will contractually provide for approximately $5.1 million of annual revenue. By comparison, as of December 31, 2010, we had 253 new leases which had been executed with customers but which had not begun generating revenue. These leases contractually provided for approximately $4.9 million of annual revenue.

Our backlog for site development services consists of the value of work that has not yet been completed on executed contracts. As of December 31, 2011, we had approximately $14.5 million of contractually committed revenue as compared to approximately $17.8 million as of December 31, 2010.

Availability of Reports and Other Information

SBA Communications Corporation was incorporated in the State of Florida in March 1997. Our corporate website is www.sbasite.com. We make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, on our website under “Investor Relations – SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission (the “Commission”).

ITEM 1A. RISK FACTORS

Risks Related to Our Business

If our wireless service provider customers combine their operations to a significant degree, our future operating results and our ability to service our indebtedness could be adversely affected.

Significant consolidation among our wireless service provider customers may result in our customers failing to renew existing leases for tower space or reducing future capital expenditures in the aggregate because their existing networks and expansion plans may overlap or be very similar. In connection with the combinations of Verizon Wireless and ALLTEL (to form Verizon Wireless), Cingular and AT&T Wireless (to form AT&T Mobility) and Sprint PCS and Nextel (to form Sprint Nextel), the combined companies have rationalized and may continue to rationalize duplicative parts of their networks, which has led and may continue to lead to the non-renewal of certain leases on our towers. If our wireless service provider customers continue to consolidate as a result of, among other factors, limited wireless spectrum for commercial use in the U.S., this consolidation could significantly impact the number of tower leases that are not renewed or the number of new leases that our wireless service provider customers require to expand their networks, which could materially and adversely affect our future operating results.

A slowdown in demand for wireless communications services or for tower space could materially and adversely affect our future growth and revenues

If wireless service subscribers significantly reduce their minutes of use, or fail to widely adopt and use wireless data applications, our wireless service provider customers would experience a decrease in demand for their services. Regardless of consumer demand, each wireless service customer must have substantial capital resources and capabilities to build out their wireless networks. Certain wireless carriers that currently own nationwide spectrum positions have announced the intention to build nationwide networks, but have also announced that they do not have all of the necessary financing in place to complete such networks. In addition, our wireless service customers have engaged in increased use of network sharing, roaming or resale arrangements. As a result of all of the above, wireless carriers may scale back their business plans or otherwise reduce their spending, which could materially and adversely affect demand for our tower space and our wireless communications services business, which could have a material adverse effect on our business, results of operations and financial condition.

We have a substantial level of indebtedness which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.

As indicated below, we have and will continue to have a significant amount of indebtedness relative to our equity. The following table sets forth our total principal amount of debt and shareholders’ equity as of December 31, 2010 and 2011.

	As of December 31,
	2010	2011
	(in thousands)

Total principal amount of indebtedness	$3,050,000	$3,512,500
Shareholders’ (deficit) equity	$317,110	$(11,313)

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

As a consequence of our indebtedness, (1) demands on our cash resources may increase, (2) we are subject to restrictive covenants that further limit our financial and operating flexibility and (3) we may choose to institute self-imposed limits on our indebtedness based on certain considerations including market interest rates, our relative leverage and our strategic plans. For example, as a result of our substantial level of indebtedness and the uncertainties arising in the credit markets and the U.S. economy:

•

If we are unable to refinance our debt, we cannot guarantee that we will generate enough cash flow from operations or that we will be able to obtain enough capital to service our debt obligations and fund our planned capital expenditures. In such event, we might need to sell certain assets or lines of business, issue common stock or securities convertible into common stock to fulfill our debt obligations. If implemented , these actions could negatively impact our business or dilute our existing shareholders.

•	we may be more vulnerable to general adverse economic and industry conditions;

•

we may find it more difficult to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements that would be in our best long-term interests;

•

we may be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the available cash flow to fund other investments, including tower acquisition and new build capital expenditures;

•	we may have limited flexibility in planning for, or reacting to, changes in our business or in the industry;

•	we may have a competitive disadvantage relative to other companies in our industry that are less leveraged; and

•	we may be required to sell debt or equity securities or sell some of our core assets, possibly on unfavorable terms, in order to meet payment obligations.

These restrictions could have a material adverse effect on our business by limiting our ability to take advantage of financing, new tower development, mergers and acquisitions or other opportunities.

In addition, fluctuations in market interest rates may increase interest expense relating to our floating rate indebtedness, which we expect to incur under our Revolving Credit Facility and Term Loan, and may make it difficult to refinance our existing indebtedness at a commercially reasonable rate or at all. There is no guarantee that the future refinancing of our indebtedness will have fixed interest rates or that interest rates on such indebtedness will be equal to or lower than the rates on our current indebtedness.

We depend on a relatively small number of customers for most of our revenue, and the loss, consolidation or financial instability of any of our significant customers may materially decrease our revenues.

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

The following is a list of significant customers (representing at least 10% of revenue in any of the last three years) and the percentage of our total revenues for the specified time periods derived from these customers:

	Percentage of Total Revenues
	For the year ended December 31,
	2009	2010	2011

AT&T	23.8%	23.9%	23.8%
Sprint	21.9%	20.4%	19.8%
Verizon Wireless	15.4%	14.8%	14.8%
T-Mobile	13.7%	11.6%	10.7%

We also have client concentrations with respect to revenues in each of our financial reporting segments:

	Percentage of Site Leasing Revenues
	For the year ended December 31,
	2009	2010	2011

AT&T	27.7%	28.0%	26.8%
Sprint	25.3%	23.6%	22.3%
Verizon Wireless	16.0%	15.4%	15.5%
T-Mobile	11.8%	11.7%	11.2%

	Percentage of Site Development
	Consulting Revenues
	For the year ended December 31,
	2009	2010	2011

Verizon Wireless	23.6%	15.1%	17.5%
Nsoro Mastec, LLC	9.3%	13.4%	9.1%
T-Mobile	13.9%	6.0%	8.5%

	Percentage of Site Development
	Construction Revenues
	For the year ended December 31,
	2009	2010	2011

Nsoro Mastec, LLC	24.9%	36.0%	42.7%
Ericsson, Inc.	0.3%	3.0%	10.1%
Verizon Wireless	8.3%	10.2%	7.3%
T-Mobile	28.2%	11.8%	6.6%

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. From time to time, we experience disputes with landowners regarding the terms of ground agreements for the land under our towers, which can affect our ability to access and operate such towers. Further, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators and our competitors, which could affect our ability to renew ground agreements on commercially viable terms or at all. Our inability to protect our rights to the land under our towers may have a future material adverse effect on our business, results of operations or financial condition.

In addition, we may not always have the ability to analyze and verify all information regarding title, access and other issues regarding the land underlying acquired towers. To the extent that we do not have complete access to, or use of, the land underlying the acquired towers, it could require us to incur additional expenses before we can operate and generate revenue from such tower.

Our international operations are subject to economic, political and other risks, including risks associated with foreign currency exchange rates, that could materially and adversely affect our revenues or financial position.

Our current business operations in Canada, Costa Rica, El Salvador, Guatemala, Nicaragua and Panama and our expansion into any other international markets in the future, could result in adverse financial consequences and operational problems not typically experienced in the United States. Although the consolidated revenues generated by our international operations were less than 4% during the year ended December 31, 2011, we anticipate that our revenues from our international operations will grow in the future. Accordingly, our business is and will in the future be subject to risks associated with doing business internationally, including:

•	changes in a specific country’s or region’s political or economic conditions;

•	laws and regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;

•	laws and regulations that dictate how we operate our communications sites and conduct business, including zoning and environmental matters;

•	changes to existing or new domestic or international tax laws directed specifically at the ownership and operation of tower sites, which may be applied and enforced retroactively;

•	expropriation and governmental regulation restricting foreign ownership;

•	our ability to comply with, and the costs of compliance with, anti-bribery laws such as the Foreign Corrupt Practices Act and similar local anti-bribery laws;

•	our ability to compete with owners and operators of wireless communications towers that have been in the international market for a longer period of time than we have;

•	uncertainties regarding legal or judicial systems, including inconsistencies between and within laws, regulations and decrees, and judicial application thereof;

•	health or similar issues, such as a pandemic or epidemic;

•	difficulty in recruiting and retaining trained personnel; and

•	language and cultural differences.

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

Concurrently with the pricing of our 1.875% Convertible Senior Notes due 2013 (the “1.875% Notes”) and our 4.0% Convertible Senior Notes due 2014 (the “4.0% Notes”) we entered into convertible note hedge transactions and warrant transactions with affiliates of certain of the initial purchasers of the convertible note offerings. The initial strike price of the convertible note hedge transactions relating to our 1.875% Notes is $41.46 per share of our Class A common stock (the same as the initial conversion price of our 1.875% convertible notes) and the upper strike price of the warrants is $67.37 per share. The initial strike price of the convertible note hedge transactions relating to our 4.0% convertible Notes is $30.38 per share of our Class A common stock (the same as the initial conversion price of the 4.0% Notes) and the upper strike price of the warrant transactions is $44.64 per share. Pursuant to the terms of the warrant transaction, we are responsible for the dilution or costs, to the extent that we settle in cash or stock, arising from the conversion of the notes to the extent that the market price of our Class A common stock exceeds the strike price of the warrants. During 2011, we purchased an aggregate of $15.0 million in principal amount of the 1.875% Notes, and $535.0 million remained outstanding. If the market price of our Class A common stock significantly exceeded either of these strike prices on their respective conversion dates we would be subject to material dilution or, to the extent we elected to settle in cash, material additional costs.

Initially we entered into convertible note hedge and warrant transactions to cover the full amount of the shares that were issuable upon conversion of the 1.875% Notes and the 4.0% Notes. However, as a result of the bankruptcy of Lehman Brothers OTC Derivatives Inc. (“Lehman Derivatives”), we terminated the convertible note hedge transaction that we had entered into with Lehman Derivatives. The terminated convertible note hedge transaction had originally covered 55% of the 13,265,780 shares of our Class A common stock potentially issuable upon conversion of our 1.875% Notes. Consequently, we do not currently have a hedge with respect to that percentage of the shares issuable upon conversion of the 1.875% Notes To the extent that the market price of our Class A common stock exceeds $41.46 per share upon conversion of the notes, we will be subject to dilution or if we settle in cash, additional costs, upon conversion of that portion of the 1.875% Notes. If any of the other counterparties to our convertible hedge transactions were to default in their obligations, then our potential dilution or costs upon conversion of the respective notes would be materially increased.

New technologies and their use by carriers may have a material adverse effect on our growth rate and results of operations.

The emergence of new technologies could reduce the demand for space on our towers. For example, the increased use by wireless service providers of signal combining and related technologies and products that allow two or more wireless service providers to provide services on different transmission frequencies using the same communications antenna and other facilities normally used by only one wireless service provider could reduce the demand for our tower space. Additionally, the use of technologies that enhance spectral capacity, such as beam forming or “smart antennae,” that can increase the range and capacity of an antenna could reduce the number of additional sites a wireless service provider needs to adequately serve a certain subscriber base and therefore reduce demand for our tower space. The development and growth of communications and other new technologies that do not require ground-based sites, such as the growth in delivery of video, voice and data services by satellites or other technologies, could also adversely affect the demand for our tower space. Any increase in the amount of wireless traffic moved by carriers away from macro antenna sites to small cell architecture, distributed antenna systems, Wi-Fi, or other alternate distribution methods could adversely affect the demand for our tower space. If any of these or other new technologies are widely adopted in the future it could have a material adverse effect on our growth and results of operations.

Increasing competition may negatively impact our ability to grow our tower portfolio long term.

We currently intend to grow our tower portfolio, domestically and internationally, through the consummation of the Mobilitie transaction, additional tower acquisitions and the construction of new towers. Our ability to meet these growth targets significantly depends on our ability to acquire existing towers that meet our investment requirements. Traditionally, our acquisition strategy has focused on acquiring towers from smaller tower companies, independent tower developers and wireless service providers. However, as a result of consolidation in the tower industry there are fewer of these mid-sized tower transactions available and there is more competition to acquire existing towers. Increased competition for acquisitions may result in fewer acquisition opportunities for us, higher acquisition prices, and increased difficulty in negotiating and consummating agreements to acquire such towers. Furthermore, to the extent that the tower acquisition opportunities are for significant tower portfolios, many of our competitors are significantly larger and have greater financial resources than us. If we are not able to successfully address these challenges, we may not be able to materially increase our tower portfolio in the long-term.

Due to these risks, it may take longer to complete our new tower builds than anticipated, the costs of constructing or acquiring these towers may be higher than we expect or we may not be able to add as many towers as we had planned in any given year. If we are not able to increase our tower portfolio as anticipated, it could negatively impact our ability to achieve our financial goals.

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

Our acquisition initiatives may disrupt our operations or expose us to additional risk.

During 2012, we expect to grow our tower portfolio, domestically and internationally, through the consummation of the Mobilitie transaction, additional tower acquisitions and the construction of new towers. Our ability to grow through acquisitions will depend, in part, on the availability of suitable acquisitions at an acceptable price, our ability to compete effectively for towers and the availability of capital and personnel to complete such acquisitions and effectively integrate acquired towers into our business. These risks could be heightened if we complete a large acquisition, such as our pending Mobilitie acquisition, or several smaller acquisitions within a relatively short period of time. Furthermore, large acquisitions may raise additional risks as we are required to place enhanced reliance on the financial and operational representations and warranties of sellers. Our acquisition strategy subjects us to a number of risks and uncertainties, including an adverse impact on our overall profitability if the acquired towers do not achieve the financial results projected in our valuation models, unanticipated costs associated with the acquisitions, undisclosed and assumed liabilities that we may be unable to recover, an adverse impact on our existing customer relationships and the diversion of managerial attention due to an acquisition. If we are not able to successfully execute on our acquisition strategy, our future tower portfolio growth, and therefore our future financial results, could be adversely impacted.

Our international expansion initiatives are subject to additional risks such as complex laws, regulations and business practices that may require additional resources and personnel, as well as those risks described above in “—Our international operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with foreign currency exchange rates.” Furthermore, the success of our international operations is subject to a number of uncertainties, including our ability to compete internationally with tower companies or wireless service providers that own and operate their own tower networks, and that, in some cases, have been in the international market for a longer period of time. Although we generally focus our international efforts in countries with relatively stable political and macroeconomic environments, growing, competitive wireless communications industries and multiple wireless carriers that are likely to outsource their communications site infrastructure needs to us, we are subject to several factors outside of our control, and no assurance can be given that our expansion initiatives will succeed and not materially and adversely affect our business, results of operations and financial condition.

Increasing competition in the tower industry may create pricing pressures that may materially and adversely affect us.

Our industry is highly competitive, and our customers sometimes have alternatives for leasing antenna space. Some of our competitors, such as (1) U.S. and international wireless carriers that allow collocation on their towers and (2) large independent tower companies, are substantially larger and have greater financial resources than us. This could provide them with advantages with respect to establishing favorable leasing terms with wireless service providers or in their ability to acquire available towers.

In the site leasing business, we compete with:

•	wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers;

•	national and regional tower companies; and

•	alternative facilities such as rooftops, outdoor and indoor DAS networks, billboards and electric transmission towers.

We believe that tower location and capacity, quality of service, density within a geographic market and, to a lesser extent, price historically have been and will continue to be the most significant competitive factors affecting the site leasing business. However, competitive pricing pressures for tenants on towers from these competitors could materially and adversely affect our lease rates. In addition, we may not be able to renew existing customer leases or enter into new customer leases, resulting in a material adverse impact on our results of operations and growth rate. Increasing competition could also make the acquisition of high quality tower assets more costly, or limit the acquisition opportunities altogether. Any of these factors could materially and adversely affect our business, results of operations or financial condition.

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

Our Credit Agreement contains certain restrictive covenants. Among other things, these covenants limit our ability to:

•	incur indebtedness above a certain level;

•	sell assets;

•	make certain investments;

•	engage in mergers or consolidations;

•	incur liens; and

•	enter into affiliate transactions.

These covenants could place us at a disadvantage compared to some of our competitors which may have fewer restrictive covenants and may not be required to operate under these restrictions. Further, these covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, merger and acquisitions or other opportunities. If we fail to comply with these covenants, it could result in an event of default under the Credit Agreement. In addition, if we default in the payment of our other indebtedness, including under our 2010 Tower Securities and our notes, then such default could cause a cross-default under our Credit Agreement.

The mortgage loan relating to our 2010 Tower Securities also contains financial covenants that require that the mortgage loan borrowers maintain, on a consolidated basis, a minimum debt service coverage ratio. To the extent that the debt service coverage ratio, as of the end of any calendar quarter, falls to 1.30x or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the debt service coverage ratio exceeds 1.30x for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15x as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the debt service coverage ratio exceeds 1.15x for a calendar quarter. As lease payments from 3,670 tower sites of our total tower portfolio are pledged as collateral under the mortgage loan, if this cash flow was not available to us it could adversely impact our ability to pay our indebtedness, other than the mortgage loan, and to operate our business.

Our dependence on our subsidiaries for cash flow may negatively affect our business.

We are a holding company with no business operations of our own. Our only significant asset is, and is expected to be, the outstanding capital stock and membership interests of our subsidiaries. We conduct, and expect to continue conducting, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations is dependent upon dividends and other distributions from our subsidiaries to us. Most of our indebtedness is owed directly by our subsidiaries, including the mortgage loan underlying the 2010 Tower Securities, the 2016 Notes, the 2019 Notes, the Term Loan and any amounts that we may borrow under the Revolving Credit Facility. Consequently, the first use of any cash flow from operations generated by such subsidiaries will be payments of interest and principal, if any, under their respective indebtedness. Other than the cash required to repay amounts due under our outstanding convertible notes, we currently expect that substantially all the earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their respective debt obligations. The ability of our operating subsidiaries to pay dividends or transfer assets to us is restricted by applicable state law and contractual restrictions, including the terms of their outstanding debt instruments.

We are not profitable and expect to continue to incur losses.

We are not profitable. The following chart shows the net losses we incurred for the periods indicated:

	For the year ended December 31,
	2009	2010	2011
	(in thousands)
Net loss	$(141,119)	$(194,421)	$(126,892)

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

Our success depends to a significant extent upon performance and active participation of our key personnel. We cannot guarantee that we will be successful in retaining the services of these key personnel. We have employment agreements with Jeffrey A. Stoops, our President and Chief Executive Officer, Kurt L. Bagwell, our President – International, Thomas P. Hunt, our Senior Vice President, Chief Administrative Officer and General Counsel, and Brendan T. Cavanagh, our Senior Vice President and Chief Financial Officer. We do not have employment agreements with any of our other key personnel. If we were to lose any key personnel, we may not be able to find an appropriate replacement on a timely basis and our results of operations could be negatively affected. Further, the loss of a significant number of employees or our inability to hire a sufficient number of qualified employees could have a material adverse effect on our business.

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

To the extent that we are not able to meet our contractual obligations to our customers, due to a natural disaster or other catastrophic circumstances, our customers may not be obligated or willing to pay their lease expenses; however, we would be required to continue paying our fixed expenses related to the affected tower, including ground lease expenses. If we are unable to meet our contractual obligations to our customers for a material portion of our towers, our operations could be materially and adversely affected.

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

Although the demand for our site development services fluctuates, we incur significant fixed costs, such as maintaining a staff and office space, in anticipation of future contracts. In addition, the timing of revenues is difficult to forecast because our sales cycle may be relatively long. Therefore, we may not be able to adjust our cost structure on a timely basis to respond to the fluctuations in demand for our site development services.

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

Our articles of incorporation, our bylaws and Florida law provide for anti-takeover provisions that could make it more difficult for a third party to acquire us.

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

We are periodically subject to a number of tax examinations by taxing authorities in the states and countries where we do business. We also have significant deferred tax assets related to our net operating losses (“NOLs”) in U.S. federal and state taxing jurisdictions. Generally, for U.S. federal and state tax purposes, NOLs can be carried forward and used for up to twenty years, and all of our tax years will remain subject to examination until three years after our NOLs are used or expire. We expect that we will continue to be subject to tax examinations in the future. In addition, U.S. federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. We recognize tax benefits of uncertain tax positions when we believe the positions are more likely than not of being sustained upon a challenge by the relevant tax authority. We believe our judgments in this area are reasonable and correct, but there is no guarantee that we will be successful if challenged by a tax authority. If there are tax benefits, including from our use of NOLs or other tax attributes, that are challenged successfully by a taxing authority, we may be required to pay additional taxes or we may seek to enter into settlements with the taxing authorities, which could require significant payments or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

Our costs could increase and our revenues could decrease due to perceived health risks from RF energy.

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

Our interests in towers are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, perpetual easements, easements and licenses or rights-of-way granted by government entities. For the quarter ended December 31, 2011, approximately 70.0% of our tower sites were located on parcels of land that we own, land subject to perpetual easements, or parcels of land that have a leasehold interest that extends beyond 20 years. The average remaining life under our ground leases, including renewal options under our control, has been extended to 33 years. In rural areas, a wireless communications site typically consists of up to a 10,000 square foot tract, which supports towers, equipment shelters and related equipment. Less than 2,500 square feet is required for a monopole or self-supporting tower structure of the kind typically used in metropolitan areas for wireless communications tower sites. Land leases generally have an initial term of five years with five or more additional automatic renewal periods of five years, for a total of thirty years or more.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings relating to claims arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

The following table presents the high and low sales price for our Class A common stock for the periods indicated:

	High	Low
Quarter ended December 31, 2011	$43.12	$32.36
Quarter ended September 30, 2011	$40.13	$32.76
Quarter ended June 30, 2011	$40.35	$36.10
Quarter ended March 31, 2011	$44.44	$36.36

Quarter ended December 31, 2010	$41.29	$36.38
Quarter ended September 30, 2010	$40.60	$33.06
Quarter ended June 30, 2010	$37.03	$30.47
Quarter ended March 31, 2010	$37.12	$30.64

As of February 16, 2012, there were 118 record holders of our Class A common stock.

Dividends

We have never paid a dividend on any class of common stock and anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Consequently, we do not anticipate paying cash dividends on our Class A common stock in the foreseeable future.

Equity Compensation Plan

	Equity Compensation Plan Information
	(in thousands except exercise price)
					Number of Securities Remaining
	Number of Securities to be		Weighted Average Exercise		Available for Future Issuance
	Issued Upon Exercise of		Price of Outstanding		Under Equity Compensation
	Outstanding Options,		Options, Warrants and		Plans (Excluding Securities
	Warrants and Rights		Rights		Reflected in first column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders
2001 Plan	3,119	(1)	$24.74	(1)	—	(3)
2010 Plan	714	(2)	$33.72	(2)	14,284
Equity compensation plans not approved by security holders	—				—

Total	3,833		$26.41		14,284

(1)

Included in the number of securities in column (a) is approximately 86,000 restricted stock units, which have no exercise price. The weighted average exercise price of outstanding options, warrants and rights (excluding restricted stock units) is $25.43.

(2)

Included in the number of securities in column (a) is approximately 139,000 restricted stock units, which have no exercise price. The weighted average exercise price of outstanding options, warrants and rights (excluding restricted stock units) is $41.87

(3)	This plan has been terminated and we are no longer eligible to issue shares pursuant to the plan.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data as of and for each of the five years ended December 31, 2011. The financial data for the fiscal years ended 2007, 2008, 2009, 2010, and 2011 have been derived from our audited consolidated financial statements. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those consolidated financial statements included in this Form 10-K.

	For the year ended December 31,
	2007	2008	2009	2010	2011
	(audited)	(audited)	(audited)	(audited)	(audited)
	(in thousands, except for per share data)
Operating data:
Revenues:
Site leasing	$321,818	$395,541	$477,007	$535,444	$616,294
Site development	86,383	79,413	78,506	91,175	81,876

Total revenues	408,201	474,954	555,513	626,619	698,170

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	88,006	96,175	111,842	119,141	131,916
Cost of site development	75,347	71,990	68,701	80,301	71,005
Selling, general and administrative	45,564	48,721	52,785	58,209	62,828
Acquisition related expenses	5	120	4,810	10,106	7,144
Asset impairment	—	921	3,884	5,862	5,472
Depreciation, accretion and amortization	169,232	211,445	258,537	278,727	309,146

Total operating expenses	378,154	429,372	500,559	552,346	587,511

Operating income	30,047	45,582	54,954	74,273	110,659

Other income (expense):
Interest income	10,182	6,883	1,123	432	136
Interest expense	(93,063)	(105,328)	(130,853)	(149,921)	(160,896)
Non-cash interest expense	(13,402)	(33,309)	(49,897)	(60,070)	(63,629)
Amortization of deferred financing fees	(8,162)	(10,746)	(10,456)	(9,099)	(9,188)
(Loss) gain from extinguishment of debt, net	(431)	44,269	(5,661)	(49,060)	(1,696)
Other income (expense)	(15,777)	(13,478)	163	29	(165)

Total other expense	(120,653)	(111,709)	(195,581)	(267,689)	(235,438)

Loss before provision for income taxes	(90,606)	(66,127)	(140,627)	(193,416)	(124,779)

Provision for income taxes	(868)	(1,037)	(492)	(1,005)	(2,113)

Net loss	(91,474)	(67,164)	(141,119)	(194,421)	(126,892)
Net loss (income) attributable to the noncontrolling interest	—	—	248	(253)	436

Net loss attributable to SBA Communications Corporation	$(91,474)	$(67,164)	$(140,871)	$(194,674)	$(126,456)

Net loss per common share attributable to SBA Communications Corporation:

Basic and diluted	$(0.87)	$(0.61)	$(1.20)	$(1.68)	$(1.13)

Basic and diluted weighted average number of common shares	104,743	109,882	117,165	115,591	111,595

	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000
	As of December 31,
	2007	2008	2009	2010	2011
	(audited)	(audited)	(audited)	(audited)	(audited)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$70,272	$78,856	$161,317	$64,254	$47,316
Short-term investments	55,142	162	5,352	4,016	5,773
Restricted cash – current (1)	37,601	38,599	30,285	29,456	22,266
Property and equipment, net	1,191,969	1,502,672	1,496,938	1,534,318	1,583,393
Intangibles, net	868,999	1,425,132	1,435,591	1,500,012	1,639,784
Total assets	2,382,863	3,207,829	3,313,646	3,400,175	3,606,399
Total debt	1,844,573	2,392,230	2,489,050	2,827,450	3,354,485
Total shareholders’ equity (deficit) (2)	396,357	650,510	599,949	317,110	(11,313)

	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000
	For the year ended December 31,
	2007	2008	2009	2010	2011
	(audited)	(audited)	(audited)	(audited)	(audited)
	(in thousands)
Other Data:
Cash provided by (used in):
Operating activities	$122,934	$173,696	$222,572	$201,140	$249,058
Investing activities	(301,884)	(580,549)	(229,075)	(425,039)	(507,888)
Financing activities	203,074	415,437	88,978	126,821	242,047

(1)	Restricted cash of $22.3 million as of December 31, 2011 consisted of $21.4 million related to 2010 Tower Securities loan requirements and $0.9 million related to surety bonds issued for our benefit. Restricted cash of $29.5 million as of December 31, 2010 consisted of $28.6 million related to 2010 Tower Securities loan requirements and $0.9 million related to surety bonds issued for our benefit. Restricted cash of $30.3 million as of December 31, 2009 consisted of $29.1 million related to CMBS Mortgage loan requirements and $1.2 million related to surety bonds issued for our benefit. Restricted cash of $38.6 million as of December 31, 2008 consisted of $36.2 million related to CMBS Mortgage loan requirements and $2.4 million related to surety bonds issued for our benefit. Restricted cash of $37.6 million as of December 31, 2007 consisted of $35.3 million related to CMBS Mortgage loan requirements and $2.3 million related to surety bonds issued for our benefit.
(2)	Includes deferred loss from the termination of nine interest rate swap agreements of $4.3 million as of December 31, 2009, $7.4 million as of December 31, 2008 and $10.2 million as of December 31, 2007. Includes deferred gain from the termination of two interest rate swap agreements of $5.9 million as of December 31, 2008 and $8.9 million as of December 31, 2007.

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

We are a leading independent owner and operator of wireless communications towers. Our principal operations are in the United States and its territories. In addition, we own towers in Canada, Costa Rica, El Salvador, Guatemala, Nicaragua and Panama. Our primary business line is our site leasing business, which contributed approximately 97.8% of our total segment operating profit for the year ended December 31, 2011. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, built or constructed based on our own initiative or acquired. As of December 31, 2011, we owned 10,524 tower sites, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. As of December 31, 2011, we also managed or leased approximately 4,800 actual or potential communications sites, approximately 500 of which were revenue producing as of December 31, 2011. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. Site leasing revenues are received primarily from wireless service provider tenants, including AT&T, Sprint, Verizon Wireless and T-Mobile. Wireless service providers enter into numerous different tenant leases with us, each of which relates to the lease or use of space at an individual tower site. Tenant leases are generally for an initial term of five years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the current term of the related lease agreements. Rental amounts received in advance are recorded in deferred revenue.

Cost of site leasing revenue primarily consists of:

•	Rental payments on ground and other underlying property leases;

•

Straight-line rent adjustment for the difference between rental payments made and the expense recorded as if the payments had been made evenly throughout the lease term (which may include renewal terms) of the underlying property leases;

•	Property taxes;

•	Site maintenance and monitoring costs (exclusive of employee related costs);

•	Utilities;

•	Property insurance; and

•	Deferred lease origination cost amortization.

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five year periods at our option and provide for rent escalators which typically average 3-4% annually or provide for term escalators of approximately 15%. For the quarter ended December 31, 2011, approximately 70.0% of our tower sites were located on parcels of land that we own, land subject to perpetual easement, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of direct costs associated with operating a tower varies from site to site depending on the tax jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 22 of our Consolidated Financial Statements included in this annual report.

	Revenues
	For the year ended December 31,
	2009	2010	2011
	(in thousands)

Site leasing revenue	$477,007	$535,444	$616,294
Total revenues	$555,513	$626,619	$698,170
Site leasing revenue percentage of total revenues	85.9%	85.4%	88.3%

	Segment Operating Profit
	For the year ended December 31,
	2009	2010	2011
	(in thousands)

Site leasing segment operating profit (1)	$365,165	$416,303	$484,378
Total segment operating profit (1)	$374,970	$427,177	$495,248
Site leasing segment operating profit percentage of total segment operating profit (1)	97.4%	97.5%	97.8%

(1)	Site leasing segment operating profit and total segment operating profit are non-GAAP financial measures. We reconcile these measures and other Regulation G disclosures in this annual report in the section entitled Non-GAPP Financial Measures.

We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications. Furthermore, because our towers are strategically positioned and our customers typically do not relocate, we have historically experienced low tenant lease terminations as a percentage of revenue.

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

	Percentage of Revenues
	For the year ended December 31,
	2009	2010	2011
	(in thousands)

Site development consulting	$17,408	$19,210	$17,272
Site development construction	$61,098	$71,965	$64,604

Total revenues	$555,513	$626,619	$698,170

Site development consulting revenue percentage of total	3.1%	3.1%	2.5%
Site development construction revenue percentage of total	11.0%	11.5%	9.3%

International Operations

As of December 31, 2011, we had operations in Canada, Costa Rica, El Salvador, Nicaragua, Guatemala and Panama. Our operations in these countries are solely in the site leasing business, and we expect to expand operations through new builds and acquisitions. Tenant leases in the Canadian market typically have similar terms and conditions as those in the United States, with an initial term of five years, and specific rent escalators. Tenant leases in Central America typically have a ten year initial term with similar renewal terms and rent escalators as those in the United States and Canada.

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

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our Consolidated Financial Statements for the year ended December 31, 2011, included herein. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

Revenue from construction projects is recognized on the percentage-of-completion method of accounting, determined by the percentage of cost incurred to date compared to management’s estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contracts nears completion. The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents costs incurred and revenues recognized in excess of amounts billed. The liability “billings in excess of costs and estimated earnings on uncompleted contracts,” included within other current liabilities on our Consolidated Balance Sheets, represents billings in excess of costs incurred and revenues recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined to be probable.

On October 31, 2011, we entered into a Master Amendment with one of our wireless service provider customers. The Master Amendment serves as a separate amendment to each individual existing tenant lease agreement that we are currently a party to with that customer. Among other items, the Master Amendment (1) extends the current term of the individual leases, (2) permits the customer limited early termination rights which will be exercisable over a multi-year period, commencing in the second half of 2013, on a specific number of the existing leases, (3) allows the customer to make certain specific equipment changes at the tower sites, and (4) requires increases to the monthly lease rates to be paid by the customer. The customer’s early termination rights are limited with respect to the aggregate number of leases that may be terminated and the number that may be terminated in any quarter. The specific leases to be terminated early and the timing of such terminations has not been determined as of the date of this filing. As a result, for accounting and financial statement purposes, we have made assumptions with regard to the leases to be terminated and the timing of the terminations. We have assumed that the customer will terminate the maximum number of leases allowable in each quarter, selecting the highest rental rate leases at the earliest allowable dates. We believe that these assumptions will ensure that only the minimum known revenue for the pool of leases covered by the Master Agreement will be accrued on a straight-line basis. Our balance sheet and statement of operations reflect these assumptions. The actual leases that the customer terminates and the timing and number of terminations may or may not be those that we have identified in our assumptions. We will monitor actual results and elections under the Master Amendment and record any differences from previously made assumptions on a quarterly basis. To the extent that the actual results materially differ from the assumptions made, we will disclose the impact of these adjustments.

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

Asset Impairment

We evaluate the potential impairment of individual long-lived assets, principally the tower sites. We record an impairment charge when we believe an investment in towers or intangible assets, or construction-in-process, has been impaired, such that future undiscounted cash flows would not recover the then current carrying value of the investment in the tower site. We consider many factors and make certain assumptions when making this assessment, including but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. In addition, we make certain assumptions in determining an asset’s fair value for purposes of calculating the amount of an impairment charge. Changes in those assumptions or market conditions may result in a fair value which is different from management’s estimates. Future adverse changes in market conditions could result in losses or an inability to recover the carrying value, thereby possibly requiring an impairment charge in the future. In addition, if our assumptions regarding future undiscounted cash flows and related assumptions are incorrect, a future impairment charge may be required.

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

	For the year ended				For the year ended
	December 31,		Dollar	Percentage	December 31,		Dollar	Percentage
Segment Operating Profit	2011	2010	Change	Change	2010	2009	Change	Change
	(in thousands)				(in thousands)
Site leasing	$484,378	$416,303	$68,075	16.4%	$416,303	$365,165	$51,138	14.0%
Site development consulting	4,289	4,235	54	1.3%	4,235	4,174	61	1.5%
Site development construction	6,582	6,639	(57)	(0.9%)	6,639	5,631	1,008	17.9%

Total	$495,249	$427,177	$68,072	15.9%	$427,177	$374,970	$52,207	13.9%

The increase in site leasing segment operating profit of $68.1 million in 2011 is primarily due to additional profit generated by the towers that we acquired or constructed in the latter half of 2010 and subsequent to December 31, 2010, organic site leasing growth from new leases and contractual rent escalators and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers, control of our site leasing cost of revenue and the positive impact of our ground lease purchase program.

The increase in site leasing segment operating profit of $51.1 million in 2010 is primarily related to additional profit generated by the revenues from the towers that we acquired or constructed in the latter half of 2009 and subsequent to December 31, 2009, organic site leasing growth from new leases and contractual rent escalators and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers in the year ended December 31, 2010, control of our site leasing cost of revenue and the positive impact of our ground lease purchase program.

Each respective Segment Operating Profit is defined as segment revenues less segment cost of revenues (excluding depreciation, accretion and amortization). Total Segment Operating Profit is the total of the operating profits of the three segments. The reconciliation of Segment Operating Profit is as follows:

	Site leasing segment
	For the year ended December 31,
	2011	2010	2009
	(in thousands)
Segment revenue	$616,294	$535,444	$477,007
Segment cost of revenues (excluding depreciation, accretion and amortization)	(131,916)	(119,141)	(111,842)

Segment operating profit	$484,378	$416,303	$365,165

	Site development consulting segment
	For the year ended December 31,
	2011	2010	2009
	(in thousands)
Segment revenue	$17,272	$19,210	$17,408
Segment cost of revenues (excluding depreciation, accretion and amortization)	(12,984)	(14,975)	(13,234)

Segment operating profit	$4,288	$4,235	$4,174

	Site development construction segment
	For the year ended December 31,
	2011	2010	2009
	(in thousands)
Segment revenue	$64,604	$71,965	$61,098
Segment cost of revenues (excluding depreciation, accretion and amortization)	(58,022)	(65,326)	(55,467)

Segment operating profit	$6,582	$6,639	$5,631

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

The reconciliation of Adjusted EBITDA is as follows:

	For the year ended December 31,
	2011	2010	2009
	(in thousands)
Net loss	$(126,892)	$(194,421)	$(141,119)
Interest income	(136)	(432)	(1,123)
Interest expense (1)	233,713	219,090	191,206
Depreciation, accretion and amortization	309,146	278,727	258,537
Asset impairment	5,472	5,862	3,884
Provision for taxes (2)	4,091	2,904	2,204
Loss from extinguishment of debt, net	1,696	49,060	5,661
Acquisition related expenses	7,144	10,106	4,810
Non-cash compensation	11,469	10,501	8,200
Non-cash straight-line leasing revenue	(12,762)	(5,289)	(6,176)
Non-cash straight-line ground lease expense	11,811	11,300	12,543
Other expense (income)	165	(29)	(163)

Adjusted EBITDA	$444,917	$387,379	$338,464

(1)	Interest expense includes cash interest expense, non-cash interest expense and amortization of deferred financing fees.

(2)	Includes $1,978, $1,899 and $1,712 of franchise taxes reflected on the Statement of Operations in selling, general and administrative expenses for the year ended 2011, 2010 and 2009, respectively.

Adjusted EBITDA was $444.9 million for the year ended December 31, 2011 as compared to $387.4 million for the year ended December 31, 2010. The increase of $57.5 million is primarily the result of increased segment operating profit from our site leasing segment.

Adjusted EBITDA was $387.4 million for the year ended December 31, 2010 as compared to $338.5 million for the year ended December 31, 2009. The increase of $48.9 million is primarily the result of increased segment operating profit from our site leasing segment.

RESULTS OF OPERATIONS

Year Ended 2011 Compared to Year Ended 2010

	For the year ended December 31,		Dollar	Percentage
	2011	2010	Change	Change
	(in thousands, except for percentages)
Revenues:
Site leasing	$616,294	$535,444	$80,850	15.1%
Site development consulting	17,272	19,210	(1,938)	(10.1%)
Site development construction	64,604	71,965	(7,361)	(10.2%)

Total revenues	698,170	626,619	71,551	11.4%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	131,916	119,141	12,775	10.7%
Cost of site development consulting	12,984	14,975	(1,991)	(13.3%)
Cost of site development construction	58,021	65,326	(7,305)	(11.2%)
Selling, general and administrative	62,828	58,209	4,619	7.9%
Asset impairment	5,472	5,862	(390)	(6.7%)
Acquisition related expenses	7,144	10,106	(2,962)	(29.3%)
Depreciation, accretion and amortization	309,146	278,727	30,419	10.9%

Total operating expenses	587,511	552,346	35,165	6.4%

Operating income	110,659	74,273	36,386	49.0%

Other income (expense):
Interest income	136	432	(296)	(68.5%)
Interest expense	(160,896)	(149,921)	(10,975)	7.3%
Non-cash interest expense	(63,629)	(60,070)	(3,559)	5.9%
Amortization of deferred financing fees	(9,188)	(9,099)	(89)	1.0%
Loss from extinguishment of debt, net	(1,696)	(49,060)	47,364	(96.5%)
Other (expense) income	(165)	29	(194)	(669.0%)

Total other expense	(235,438)	(267,689)	32,251	(12.0%)

Loss before provision for income taxes	(124,779)	(193,416)	68,637	(35.5%)
Provision for income taxes	(2,113)	(1,005)	(1,108)	110.2%

Net loss	(126,892)	(194,421)	67,529	(34.7%)
Net loss (income) attributable to the noncontrolling interest	436	(253)	689	(272.3%)

Net loss attributable to SBA Communications Corporation	$(126,456)	$(194,674)	$68,218	(35.0%)

Revenues:

Site leasing revenue increased $80.9 million for the year ended December 31, 2011 largely due to (i) organic site leasing growth from new leases and contractual rent escalators with current tenants and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers and (ii) revenues from the towers that we acquired or constructed in the latter half of 2010 and subsequent to December 31, 2010.

Site development consulting revenue decreased $1.9 million and site development construction revenues decreased $7.4 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010, as a result of a lower volume of work performed compared to the prior year.

Operating Expenses:

Site leasing cost of revenues increased $12.8 million primarily as a result of the growth in the number of tower sites owned by us, which was 10,524 at December 31, 2011 up from 9,111 at December 31, 2010 offset by the positive impact of our ground lease purchase program.

Site development consulting cost of revenues decreased $2.0 million and site development construction cost of revenues decreased $7.3 million for the year ended December 31, 2011, as compared to the prior year, as a result of a lower volume of work performed during 2011 as compared to 2010.

Selling, general, and administrative expenses increased $4.6 million primarily as a result of an increase in salaries, benefits and other employee related expenses resulting primarily from a higher number of employees, increased non-cash compensation expense as well as costs incurred in connection with our international expansion.

Acquisition related expenses decreased $3.0 million for the year ended December 31, 2011, as compared to the prior year, primarily as a result of the timing of due diligence and other acquisition related costs for towers acquired or under contract in 2011 compared to 2010.

We recognized an asset impairment charge of $5.5 million for the year ended December 31, 2011 and $5.9 million for the year ended December 31, 2010. These asset impairment charges resulted from a reevaluation of future cash flow expectations, using a discounted cash flow analysis, for those towers that have not achieved expected lease-up results, compared to the related net book value of those towers.

Depreciation, accretion and amortization expense increased $30.4 million to $309.1 million for the year ended December 31, 2011 from $278.7 million for the year ended December 31, 2010 due to an increase in the number of towers and associated intangible assets owned for the year ended December 31, 2011 compared to those owned at December 31, 2010.

Operating Income:

Operating income increased $36.4 million for year ended December 31, 2011 to $110.7 million compared to $74.3 million for the year ended December 31, 2010 primarily due to the result of higher segment operating profit in the site leasing segment offset by increases in depreciation, accretion and amortization expense, and selling, general and administrative expenses.

Other Income (Expense):

Interest income decreased $0.3 million for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily as a result of a lower amount of investments held during 2011 compared to 2010.

Interest expense for the year ended December 31, 2011 increased $11.0 million from the year ended December 31, 2010 primarily due to the higher weighted average amount of cash-interest bearing debt outstanding driven by an issuance of a new $500.0 million Term Loan in June 30, 2011. This increase was offset by a lower weighted average interest rate on borrowings for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Non-cash interest expense for the year ended December 31, 2011 increased $3.6 million from the year ended December 31, 2010 primarily as a result of accretion of debt discounts using the effective interest method on the 1.875% Notes, the 4.0% Notes, and the Senior Notes, offset by a reduction of accretion due to final payoff of the 0.375% Notes in December of 2010.

The loss from extinguishment of debt of $1.7 million for the year ended December 31, 2011 is associated with the repurchase of $15.0 million of the 1.875% Notes in the first quarter of 2011. The net loss from extinguishment of debt of $49.1 million for the year ended December 31, 2010 is associated with the repayment of the outstanding balance of $938.6 million in principal of our 2006 CMBS Certificates.

Net Loss:

Net loss was $126.9 million for the year ended December 31, 2011 as compared to $194.4 million for the year ended December 31, 2010. The net loss decreased in 2011 primarily due to an increase in site leasing segment operating profit and a decrease in loss from the extinguishment of debt, offset by increases in interest expense, non-cash interest expense, and depreciation, accretion and amortization expense.

Year Ended 2010 Compared to Year Ended 2009

	For the year ended December 31,		Dollar	Percentage
	2010	2009	Change	Change
	(in thousands, except for percentages)
Revenues:
Site leasing	$535,444	$477,007	$58,437	12.3%
Site development consulting	19,210	17,408	1,802	10.4%
Site development construction	71,965	61,098	10,867	17.8%

Total revenues	626,619	555,513	71,106	12.8%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	119,141	111,842	7,299	6.5%
Cost of site development consulting	14,975	13,234	1,741	13.2%
Cost of site development construction	65,326	55,467	9,859	17.8%
Selling, general and administrative	58,209	52,785	5,424	10.3%
Asset impairment	5,862	3,884	1,978	50.9%
Acquisition related expenses	10,106	4,810	5,296	110.1%
Depreciation, accretion and amortization	278,727	258,537	20,190	7.8%

Total operating expenses	552,346	500,559	51,787	10.3%

Operating income	74,273	54,954	19,319	35.2%

Other income (expense):
Interest income	432	1,123	(691)	(61.5%)
Interest expense	(149,921)	(130,853)	(19,068)	14.6%
Non-cash interest expense	(60,070)	(49,897)	(10,173)	20.4%
Amortization of deferred financing fees	(9,099)	(10,456)	1,357	(13.0%)
Loss from extinguishment of debt, net	(49,060)	(5,661)	(43,399)	766.6%
Other income	29	163	(134)	(82.2%)

Total other expense	(267,689)	(195,581)	(72,108)	36.9%

Loss before provision for income taxes	(193,416)	(140,627)	(52,789)	37.5%
Provision for income taxes	(1,005)	(492)	(513)	104.3%

Net loss	(194,421)	(141,119)	(53,302)	37.8%
Net (gain) loss attributable to the noncontrolling interest	(253)	248	(501)	(202.0%)

Net loss attributable to SBA Communications Corporation	$(194,674)	$(140,871)	$(53,803)	38.2%

Revenues:

Site leasing revenue increased $58.4 million for the year ended December 31, 2010 largely due to (i) revenues from the towers that we acquired or constructed in the latter half of 2009 or subsequent to December 31, 2009 and (ii) organic site leasing growth from new leases and contractual rent escalators with current tenants and lease amendments with current tenants which increased the related rent in connection with additional equipment added to our towers.

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

Operating Income:

Operating income increased $19.3 million for the year ended December 31, 2010 to $74.3 million compared to $55.0 million for the year ended December 31, 2009 primarily due to the result of higher segment operating profit in the site leasing segment partially offset by increases in depreciation, accretion and amortization expense, acquisition related expenses and selling, general and administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation is a holding company with no business operations of its own. SBA Communications’ only significant asset is the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”) which is also a holding company that owns equity interests in entities that directly or indirectly own all of our domestic and international towers and assets. We conduct all of our business operations through Telecommunications’ subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries.

A summary of our cash flows is as follows:

	For the year ended December 31,
	2011	2010
	(in thousands)
Summary cash flow information:
Cash provided by operating activities	$249,058	$201,140
Cash used in investing activities	(507,888)	(425,039)
Cash provided by financing activities	242,047	126,821

Decrease in cash and cash equivalents	(16,783)	(97,078)
Effect of exchange rate changes on cash and cash equivalents	(155)	15
Cash and cash equivalents, beginning of year	64,254	161,317

Cash and cash equivalents, end of year	$47,316	$64,254

Sources of Liquidity

We fund our growth, including our tower portfolio growth, through cash flows from operations, long-term indebtedness and equity issuances. With respect to our debt financing, we have utilized secured and unsecured financings and issuances at various levels of our organizational structure to minimize our financing costs while maximizing our operational flexibility.

Cash provided by operating activities was $249.1 million for the year ended December 31, 2011 as compared to $201.1 million for the year ended December 31, 2010. This increase was primarily due to an increase in segment operating profit from the site leasing segment partially offset by increased cash interest payments relating to the higher average amount of cash-interest bearing debt outstanding for the year ended December 31, 2011, compared to the same period in the prior year.

During the first six months of 2011 SBA Senior Finance II, LLC (“SBA Senior Finance II”), our indirect wholly-owned subsidiary, borrowed $250.0 million under the Revolving Credit Facility. On June 30, 2011, SBA Senior Finance II entered into an amended and restated credit agreement which extended the maturity of the Revolving Credit Facility and included a new $500.0 million Term Loan. The proceeds from the Term Loan were used to repay the existing $270.0 million balance on the Revolving Credit Facility and for general corporate purposes. Since the repayment we have not borrowed any amount under the Revolving Credit Facility. As of December 31, 2011, the availability under the Revolving Credit Facility was approximately $500.0 million.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites or related assets. During the year ended December 31, 2011, we did not issue any shares of Class A common stock under this registration statement. As of December 31, 2011, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

We also have on file with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. For the year ended December 31, 2011, we did not issue any securities under this automatic shelf registration statement.

Uses of Liquidity

We believe that our principal use of liquidity will be to fund tower portfolio growth and, secondarily, to fund our stock repurchase program. In the future, we may repurchase, for cash or equity, our outstanding indebtedness in privately-negotiated or open market transactions in order to optimize our liquidity and leverage and take advantage of market opportunities. During the year ended December 31, 2011, our wholly owned subsidiary repurchased an aggregate of $15.0 million in principal amount of the 1.875% Notes for $17.0 million in cash.

Our cash capital expenditures, including cash used for acquisitions, for the year ended December 31, 2011 were $506.3 million. The $506.3 million includes cash capital expenditures of $353.6 million that we incurred primarily in connection with the acquisition of 1,085 completed towers, net of related working capital adjustments and earnouts associated with previous acquisitions. The $506.3 million also includes $93.1 million for construction and related costs associated with the completion of 388 new towers during the year ended December 31, 2011 and for the sites in process at December 31, 2011, $11.7 million for tower maintenance capital expenditures, $17.4 million for augmentations and tower upgrades, $4.7 million for general corporate expenditures, and $25.8 million for ground lease purchases (not including $9.7 million spent to extend ground lease terms).

Subsequent to December 31, 2011, we acquired 64 towers and the rights to manage two additional communication sites of an aggregate consideration of approximately $34.7 million in cash.

Our Company’s Board of Directors authorized a stock repurchase program effective November 3, 2009. This program authorized us to purchase, from time to time, up to $250.0 million of our outstanding common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors.

On April 27, 2011, our Board of Directors (1) terminated the existing $250.0 million stock repurchase program (under which $65.9 million of repurchase authorization remained available at the termination date), and (2) approved a new $300.0 million stock repurchase program. This new program authorizes us to purchase, from time to time, up to $300.0 million of our outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program became effective on April 28, 2011 and will continue until otherwise modified or terminated by our Board of Directors at any time in their sole discretion.

During the year ended December 31, 2011, in connection with the stock repurchase program, we repurchased and retired 5,917,940 shares for an aggregate of $225.1 million including commissions and fees. As of December 31, 2011, we had a remaining authorization to repurchase an additional $150.0 million of our common stock under our current $300.0 million stock repurchase program.

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

During 2012, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $12.0 million to $16.0 million, including, we believe, less than $1,000 per tower per year for non-discretionary maintenance capital improvements. In connection with our previously announced acquisition of Mobilitie we expect to incur approximately $850 million of discretionary cash capital expenditures which we expect to fund from cash on hand, existing credit facilities and $500 million in new financing commitments. In addition to the Mobilitie transaction, we expect to have discretionary cash capital expenditures during 2012 primarily associated with new tower construction, additional tower acquisitions, tower augmentations and ground lease purchases. We expect to fund these additional cash capital expenditures from cash on hand, cash flow from operations and borrowings under the Revolving Credit Facility. The exact amount of our future cash capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and tower acquisition programs, and our ground lease purchase program.

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

Debt Instruments and Debt Service Requirements

As of December 31, 2011, we believe that our cash on hand and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.

Credit Agreement

On February 11, 2010, SBA Senior Finance II entered into a credit agreement for a $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility,” formerly referred to as the 2010 Credit Facility) with several banks and other financial institutions or entities from time to time parties to the credit agreement.

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

During the year ended December 31, 2011, SBA Senior Finance II borrowed $250.0 million under the Revolving Credit Facility. The total balance of $270.0 million was repaid on June 30, 2011.

Based on the outstanding amounts as of December 31, 2011, debt service for the next twelve months under the Revolving Credit Facility will be $1.9 million. As of December 31, 2011, the availability under the Revolving Credit Facility was approximately $500.0 million.

Term Loan

The Term Loan consists of a senior secured term loan in an aggregate principal amount of $500.0 million and will mature on June 30, 2018. It will bear interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin of 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus a margin of 275 basis points (with a Eurodollar Rate floor of 1%). The proceeds from the Term Loan were used to pay down existing balances on the Revolving Credit Facility and may be used for general corporate purposes. Principal on the Term Loan will be repaid in quarterly installments of $1.25 million on the last day of each March, June, September and December, commencing on September 30, 2011. The remaining principal balance of the Term Loan will be due and payable on the maturity date. SBA Senior Finance II has the ability to prepay any or all amounts under the Term Loan. However, to the extent the Term Loan is prepaid prior to June 30, 2012 from the proceeds of a substantially concurrent issuance of certain other syndicated loans, a prepayment fee equal to 1.0% of the aggregate principal amount of such prepayment will apply. The Term Loan was issued at 99.75% of par value. Based on the amount outstanding at December 31, 2011, debt service for the next twelve months on the term loan will be $23.9 million.

As of December 31, 2011, the Term Loan had a principal balance of $ 497.5 million.

Terms of the Credit Agreement

The Credit Agreement, as amended, requires SBA Senior Finance II and SBA Communications Corporation (“SBAC”) to maintain specific financial ratios, including, at the SBA Senior Finance II level, (1) a ratio of Consolidated Total Debt to Annualized Borrower EBITDA not to exceed 6.0 times for any fiscal quarter, (2) a ratio of Consolidated Total Debt and Net Hedge Exposure (calculated in accordance with the Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 6.0 times for 30 consecutive days and (3) a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (calculated in accordance with the Credit Agreement) of not less than 2.0 times for any fiscal quarter. In addition, SBAC’s ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (calculated in accordance with the Credit Agreement) for any fiscal quarter on an annualized basis cannot exceed 9.5 times. The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of SBA Senior Finance II and its subsidiaries to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions, merge or consolidate, make certain restricted payments, enter into transactions with affiliates, and engage in certain asset dispositions, including a sale of all or substantially all of their property. As of December 31, 2011, SBA Senior Finance II and SBAC were in full compliance with the financial covenants contained in the Credit Agreement. The Credit Agreement is also subject to customary events of default. Pursuant to an Amended and Restated Guarantee and Collateral Agreement, amounts borrowed under the Revolving Credit Facility, the Term Loan and certain hedging transactions that may be entered into by SBA Senior Finance II or the Subsidiary Guarantors (as defined in the Credit Agreement) with lenders or their affiliates are secured by a first lien on the capital stock of SBA Telecommunications, Inc., SBA Senior Finance, LLC (formerly known as SBA Senior Finance, Inc.) and SBA Senior Finance II and on substantially all of the assets (other than leasehold, easement and fee interests in real property) of SBA Senior Finance II and the Subsidiary Guarantors.

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

Secured Tower Revenue Securities Series 2010

On April 16, 2010, a New York common law trust (the “Trust”), initially formed by our indirect subsidiary, issued $680.0 million of our Secured Tower Revenue Securities Series 2010-1 (the “2010-1 Tower Securities”), and $550.0 million of Secured Tower Revenue Securities Series 2010-2 (the “2010-2 Tower Securities” and

together with the 2010-1 Tower Securities, the “2010 Tower Securities”). The 2010-1 Tower Securities have an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The weighted average annual fixed coupon interest rate of the 2010 Tower Securities is 4.7%, including borrowers’ fees, payable monthly. The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 16, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 16, 2017 and April 16, 2042, respectively. Net proceeds from the 2010 Tower Securities were used to repay in full the outstanding 2006 CMBS Certificates in the amount of $938.6 million and pay the related prepayment consideration plus accrued interest and fees. The remaining net proceeds were used for general corporate purposes.

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

The mortgage loan underlying the 2010 Tower Securities will be paid from the operating cash flows from the aggregate 3,670 tower sites owned by the Borrowers. The mortgage loan is secured by (i) mortgages, deeds of trust and deeds to secure debt on a substantial portion of the tower sites, (ii) a security interest in substantially all of the Borrowers’ personal property and fixtures, (iii) the Borrowers’ rights under certain tenant leases, and (iv) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., our indirect subsidiary, is entitled to receive a management fee equal to 7.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

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

Pursuant to the terms of the 2010 Tower Securities, all rents and other sums due on any of the tower sites owned by the Borrowers are directly deposited by the lessees into a controlled deposit account and are held by the indenture trustee. The monies held by the indenture trustee after the release date are classified as restricted cash on our Consolidated Balance Sheets. However, if the Debt Service Coverage Ratio, defined as the net cash flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers are required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30x or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the Debt Service Coverage Ratio exceeds 1.30x for two consecutive calendar quarters. If the Debt Service Coverage Ratio falls below 1.15x as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the Debt Service Coverage Ratio exceeds 1.15x for a calendar quarter. The mortgage loan agreement, as amended, also includes covenants customary for mortgage loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. As of December 31, 2011, the Borrowers met the required Debt Service Coverage Ratio. Based on the amounts outstanding at December 31, 2011, debt service for the next twelve months on the 2010 Tower Securities would be $57.4 million.

Convertible Senior Notes

1.875% Convertible Senior Notes – On May 16, 2008 we issued $550.0 million of our 1.875% Notes. Interest is payable semi-annually on May 1 and November 1. The maturity date of the 1.875% Notes is May 1, 2013. The 1.875% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 24.1196 shares of Class A common stock per $1,000 principal amount of 1.875% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $41.46 per share or a 20% conversion premium based on the last reported sale price of $34.55 per share of Class A common stock on the Nasdaq Global Select Market on May 12, 2008, the purchase agreement date.

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

One of the convertible note hedge transactions entered into in connection with the 1.875% Notes was with Lehman Brothers OTC Derivatives Inc. (“Lehman Derivatives”). The convertible note hedge transaction with Lehman Derivatives covered 55% of the 13,265,780 shares of our Class A common stock potentially issuable upon conversion of the 1.875% Notes. In October 2008, Lehman Derivatives filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code. The filing by Lehman Derivatives of a voluntary Chapter 11 bankruptcy petition constituted an “event of default” under the convertible note hedge transaction with Lehman Derivatives. As a result, on November 7, 2008 we terminated the convertible note hedge transaction with Lehman Derivatives. Based on information available to us, we have no indication, as of the date of filing this Form 10-K, that any party other than Lehman Derivatives would be unable to fulfill their obligations to us under the convertible note hedge transactions.

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

At December 31, 2011, we had $ 535.0 million outstanding of 1.875% Notes which were recorded at a carrying value of $ 485.0 million. Based on the amounts outstanding at December 31, 2011, debt service for the next twelve months on the 1.875% Notes will be approximately $10.0 million.

4.0% Convertible Senior Notes – On April 24, 2009, we issued $500.0 million of our 4.0% Notes in a private placement transaction. Interest on the 4.0% Notes is payable semi-annually on April 1 and October 1. The maturity date of the 4.0% Notes is October 1, 2014. The 4.0% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 32.9164 shares of our Class A common stock per $1,000 principal amount of 4.0% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $30.38 per share or a 22.5% conversion premium based on the last reported sale price of $24.80 per share of our Class A common stock on the Nasdaq Global Select Market on April 20, 2009, the purchase agreement date.

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

As of December 31, 2011, we had outstanding $ 500.0 million of our 4.0% Notes with a carrying value of $ 397.6 million. Based on the amounts outstanding at December 31, 2011, debt service for the next twelve months on the 4.0% Notes would be approximately $20.0 million.

Convertible Senior Notes conversion options – The 1.875% Notes and 4.0% Notes (collectively “the Notes”) are convertible only under the following circumstances:

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

Senior Notes

On July 24, 2009, Telecommunications issued $750.0 million of unsecured senior notes (the “Senior Notes”), $375.0 million of which are due August 15, 2016 (the “2016 Notes”) and $375.0 million of which are due August 15, 2019 (the “2019 Notes”). At December 31, 2011, we had $375.0 million of 2016 Notes outstanding, which were recorded at a carrying value of $373.2 million, and $375.0 million of 2019 Notes outstanding, which were recorded at a carrying value of $372.4 million.

The 2016 Notes have an interest rate of 8.00% and were issued at a price of 99.330% of their face value. The 2019 Notes have an interest rate of 8.25% and were issued at a price of 99.152% of their face value. Interest on the 2016 Notes and 2019 Notes is due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. Based on the amounts outstanding at December 31, 2011, debt service for the next twelve months on the 2016 Senior Notes and the 2019 Senior Notes would be $30.0 million and $30.9 million, respectively. The 2016 Notes and the 2019 Notes are fully and unconditionally guaranteed by SBA Communications.

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

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual commitments as of December 31, 2011:

Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
	(in thousands)

Long-term debt	$5,000	$540,000	$505,000	$685,000	$380,000	$1,397,500	$3,512,500
Interest payments (1)	169,112	162,211	153,705	117,897	96,988	116,170	816,083
Operating leases	70,052	69,917	70,588	70,866	70,371	1,319,419	1,671,213
Capital leases	1,124	989	808	440	—	—	3,361
Employment agreements	1,682	647	647				2,976

	$246,970	$773,764	$730,748	$874,203	$547,359	$2,833,089	$6,006,133

(1)	Represents interest payments based on the 2010 Tower Securities with a weighted average coupon fixed interest rate of 4.7%, the Revolving Credit Facility weighted average interest rate of 0.375% as of December 31, 2011, the Term Loan at an interest rate of 3.75% as of December 31, 2011, the Convertible Senior Notes interest rate of 1.875% and 4.0%, and the Senior Notes interest rate of 8.0% and 8.25%.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of December 31, 2011:

								Fair Value
	2012	2013	2014	2015	2016	Thereafter	Total
	(in thousands)
Debt:
1.875% Convertible Senior Notes due 2013	$—	$535,000	$—	$—	$—	$—	$535,000	$605,246
4.0% Convertible Senior Notes due 2014	$—	$—	$500,000	$—	$—	$—	$500,000	$761,588
8.0% Senior Notes due 2016	$—	$—	$—	$—	$375,000	$—	$375,000	$405,000
8.25% Senior Notes due 2019	$—	$—	$—	$—	$—	$375,000	$375,000	$407,813
4.254% 2010-1 Tower Securities (1)	$—	$—	$—	$680,000	$—	$—	$680,000	$699,006
5.101% 2010-2 Tower Securities (2)	$—	$—	$—	$—	$—	$550,000	$550,000	$579,018
Term Loan	$5,000	$5,000	$5,000	$5,000	$5,000	$472,500	$497,500	$494,391

Total debt obligation	$5,000	$540,000	$505,000	$685,000	$380,000	$1,397,500	$3,512,500	$3,952,062

(1)	The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 16, 2015 and April 16, 2040, respectively.
(2)	The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 16, 2017 and April 16, 2042, respectively.

Our current primary market risk exposure is interest rate risk relating to (1) our ability to meet financial covenants and (2) the impact of interest rate movements on our Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis. In addition, in connection with our convertible notes, we are subject to market risk associated with the market price of our common stock.

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

•	our intent to grow our tower portfolio, domestically and internationally, through the consummation of the Mobilitie transaction, additional tower acquisitions and the construction of new towers;

•	our expectation that we will continue our ground lease purchase program and the estimates of the impact of such program on our financial results;

•	our expectation that we will continue to incur losses;

•

our expectations regarding our future cash capital expenditures, both discretionary and non-discretionary, including expenditures required to maintain, improve and modify our towers and general corporate expenditures;

•	our estimates regarding our liquidity position in 2012 and our intended use of our liquidity;

•	our expectation that our revenues from our international operations will grow in the future;

•	our expectations regarding the effectiveness of our convertible note hedge transactions to minimize the dilution and costs associated with our outstanding convertible notes; and

•	our estimates regarding certain accounting and tax matters.

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

•	the impact of consolidation among wireless service providers on our leasing revenue;

•

developments in the wireless communications industry in general, and for wireless communications infrastructure providers in particular, that may slow growth or affect the willingness or ability of the wireless service providers to expend capital to fund network expansion or enhancements;

•	our ability to secure as many site leasing tenants as anticipated, recognize our expected economies of scale with respect to new tenants on our towers, and retain current leases on towers;

•	our ability to secure and deliver anticipated services business at contemplated margins;

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

•	our ability to effectively integrate acquired towers into our business and to achieve the financial results projected in our valuation models for the acquired towers;

•	our ability to successfully manage the risks associated with international operations, including foreign exchange risk, currency restrictions and foreign regulatory and legal risks;

•	our intent and ability to continue our ground lease purchase program and the effect of such ground lease purchases on our margins and long-term financial condition;

•	our ability to continue to comply with covenants and the terms of our credit instruments;

•	our ability to obtain additional financing to acquire towers;

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2011, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of SBA; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of SBA are being made only in accordance with authorizations of management and directors of SBA; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SBA’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of SBA’s internal control over financial reporting as of December 31, 2011 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that SBA’s internal control over financial reporting was effective as of December 31, 2011 based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SBA Communications Corporation and Subsidiaries

We have audited SBA Communications Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SBA Communications Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SBA Communications Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, shareholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2011 of SBA Communications Corporation and Subsidiaries and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Boca Raton, Florida

February 27, 2012

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

The remaining items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed on or before April 30, 2012.

ITEM 11. EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed on or before April 30, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed on or before April 30, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed on or before April 30, 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed on or before April 30, 2012.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this Annual Report on Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

Exhibit No.	Description of Exhibits

3.4	Fourth Amended and Restated Articles of Incorporation, as Amended, of SBA Communications Corporation. (16)

3.5A	Amended and Restated Bylaws of SBA Communications Corporation, effective as of January 16, 2012. (12)

4.13	Indenture, dated May 16, 2008, between SBA Communications Corporation and U.S. Bank National Association. (6)

4.14	Form of 1.875% Convertible Senior Notes due 2013 (included in Exhibit 4.13). (6)

4.15	Indenture, dated April 24, 2009, between SBA Communications Corporation and U.S. Bank National Association. (11)

4.16	Form of 4.0% Convertible Senior Note due 2014 (included in Exhibit 4.15). (11)

4.17	Indenture, dated July 24, 2009, between SBA Communications Corporation and U.S. Bank National Association. (13)

4.18	Form of 8.000% Senior Notes due 2016 (included in Exhibit 4.17). (13)

4.19	Form of 8.250% Senior Notes due 2019 (included in Exhibit 4.17). (13)

10.1	SBA Communications Corporation Registration Rights Agreement dated as of March 5, 1997, among the Company, Steven E. Bernstein, Ronald G. Bizick, II and Robert Grobstein. (2)

10.24	1999 Equity Participation Plan. (1)+

10.33	2001 Equity Participation Plan as Amended and Restated on May 16, 2002. (2)+

10.35C	Amended and Restated Employment Agreement, made and entered into as of January 1, 2008, between SBA Communications Corporation and Jeffrey A. Stoops. (5) +

10.35D	Amendment No. 1 to Amended and Restated Employment Agreement made and entered into as of September 18, 2008, between SBA Communications Corporation and Jeffrey A. Stoops. (8) +

10.35E	Employment Agreement, dated July 1, 2011, between SBA Communications Corporation and Jeffrey A. Stoops. (20) +

10.49	Amended and Restated Loan and Security Agreement, dated as of November 18, 2005, by and between SBA Properties, Inc. and the Additional Borrower or Borrowers that may become a party thereto and SBA CMBS 1 Depositor LLC. (3)

10.50	Management Agreement, dated as of November 18, 2005, by and among SBA Properties, Inc., SBA Network Management, Inc. and SBA Senior Finance, Inc. (3)

10.57B	Amended and Restated Employment Agreement, made and entered into as of January 1, 2010, between SBA Communications Corporation and Kurt L. Bagwell. (14) +

10.58B	Amended and Restated Employment Agreement, made and entered into as of January 1, 2010, between SBA Communications Corporation and Thomas P. Hunt. (14) +

10.60	Joinder and Amendment to Management Agreement, dated November 6, 2006, by and among SBA Properties, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc., SBA Sites, Inc., SBA Towers USVI, Inc., and SBA Structures, Inc., and SBA Network Management, Inc., and SBA Senior Finance, Inc. (4)

10.61	Second Loan and Security Agreement Supplement and Amendment, dated as of November 6, 2006, by and among SBA Properties, Inc., and SBA Towers, Inc., SBA Puerto Rico, Inc., SBA Sites, Inc., SBA Towers USVI, Inc., and SBA Structures, Inc. and Midland Loan Services, Inc., as Servicer on behalf of LaSalle Bank National Association, as Trustee. (4)

10.70	Registration Rights Agreement, dated May 16, 2008, among SBA Communications Corporation and Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and Lehman Brothers Inc., as representatives of the several initial purchasers listed on Schedule 1 of the Purchase Agreement. (6)

10.71	Form of Convertible Bond Hedge Transaction Agreement entered into by SBA Communications Corporation with each of Lehman Brothers OTC Derivatives Inc., Citibank, N.A., Deutsche Bank AG London Branch, and Wachovia Capital Markets, LLC and Wachovia Bank, National Association. (7)

10.72	Form of Issuer Warrant Transaction Letter Agreement entered into by SBA Communications Corporation with each of Lehman Brothers OTC Derivatives Inc., Citibank, N.A., Deutsche Bank AG London Branch, and Wachovia Capital Markets, LLC and Wachovia Bank, National Association. (7)

10.75A	SBA Communications Corporation 2008 Employee Stock Purchase Plan, as amended on May 4, 2011. (9)

10.76	Form of Indemnification Agreement dated January 15, 2009 between SBA Communications Corporation and its directors and certain officers. (10)

10.79	Form of Convertible Bond Hedge Transaction Agreement entered into by SBA Communications Corporation with each of Citibank, N.A., Barclays Bank PLC, Deutsche Bank AG, London Branch, JP Morgan Chase Bank, National Association and Wachovia Capital Markets, LLC. (11)

10.80	Form of Issuer Warrant Transaction Letter Agreement entered into by SBA Communications Corporation with each of Citibank, N.A., Barclays Bank PLC, Deutsche Bank AG, London Branch, JP Morgan Chase Bank, National Association and Wachovia Capital Markets, LLC. (11)

10.82	Registration Rights Agreement, dated July 24, 2009, among SBA Communications Corporation, SBA Telecommunications, Inc. and Barclays Capital Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as representatives of the several initial purchasers listed on Schedule 2 of the Registration Rights Agreement. (13)

10.85	Employment Agreement, made and entered into as of October 28, 2009, between SBA Communications Corporation and Brendan T. Cavanagh. (14)

10.86	$500,000,000 Credit Agreement, dated as of February 11, 2010, among SBA Senior Finance II, LLC, as borrower, the several banks and other financial institutions or entities from time to time parties thereto, RBS Securities Inc., as syndication agent, Wells Fargo Bank, National Association, as co-syndication agent, Citibank, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agents, and Toronto Dominion (Texas) LLC, as administrative agent. (14)

10.86A	Amended and Restated Credit Agreement, dated as of June 30, 2011, among SBA Senior Finance II, as borrower, the several lenders from time to time parties thereto, Toronto Dominion (Texas) LLC, as administrative agent, JPMorgan Chase Bank, N.A., as term loan syndication agent, Barclays Capital, as co-term loan syndication agent, The Royal Bank of Scotland plc and Wells Fargo Bank, National Association, as co-term loan documentation agents, Citibank, N.A. and JPMorgan Chase Bank, N.A., as co-revolving facility documentation agents, and the other agents thereto. (19)

10.87	Guarantee and Collateral Agreement, dated as of February 11, 2010, by SBA Communications Corporation, SBA Telecommunications, Inc., SBA Senior Finance, Inc., SBA Senior Finance II, LLC and certain of its subsidiaries in favor of Toronto Dominion (Texas) LLC, as administrative agent. (14)

10.87A	Amended and Restated Guarantee and Collateral Agreement, dated as of June 30, 2011, among SBAC, SBA Telecommunications, Inc., SBA Senior Finance, Inc., SBA Senior Finance II and certain of SBA Senior Finance II’s subsidiaries, as identified in the Guarantee and Collateral Agreement, in favor of Toronto Dominion (Texas) LLC, as administrative agent. (19)

10.88	Purchase Agreement, dated April 8, 2010, among SBA Senior Finance, Inc. and the several initial purchasers listed on Schedule I of the Purchase Agreement. (15)

10.89	SBA Communications Corporation 2010 Performance and Equity Incentive Plan. (17) +

10.90	Third Loan and Security Agreement Supplement and Amendment, dated as of April 16, 2010, by and among SBA Properties, Inc., SBA Sites, Inc. and SBA Structures, Inc., as Borrowers, and Midland Loan Services, Inc., as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee (18).

10.91	Fourth Loan and Security Agreement Supplement and Amendment, dated as of April 16, 2010, by and among SBA Properties, Inc., SBA Sites, Inc. and SBA Structures, Inc., as Borrowers, and Midland Loan Services, Inc., as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee (18).

*21	Subsidiaries.

*23.1	Consent of Ernst & Young LLP.

*31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Management contract or compensatory plan or arrangement.
*	Filed herewith

**	Furnished herewith.
(1)	Incorporated by reference to the Registration Statement on Form S-1/A, previously filed by the Registrant (Registration No. 333-76547).
(2)	Incorporated by reference to the Schedule 14A Preliminary Proxy Statement dated May 16, 2002, previously filed by the Registrant.
(3)	Incorporated by reference to the Form 10-K for the year ended December 31, 2005, previously filed by the Registrant.
(4)	Incorporated by reference to the Form 10-K for the year ended December 31, 2006, previously filed by the Registrant.
(5)	Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2008, previously filed by the Registrant.
(6)	Incorporated by reference to the Form 8-K dated May 22, 2008, previously filed by the Registrant.
(7)	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2008, previously filed by the Registrant.
(8)	Incorporated by reference to the Form 10-Q for the quarter ended September 30, 2008, previously filed by the Registrant.
(9)	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2011, previously filed by the Registrant.
(10)	Incorporated by reference to the Form 10-K for the year ended December 31, 2008, previously filed by the Registrant.
(11)	Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2009, previously filed by the Registrant.
(12)	Incorporated by reference to the Form 8-K dated January 31, 2012, previously filed by the Registrant.
(13)	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2009, previously filed by the Registrant.
(14)	Incorporated by reference to the Form 10-K for the year ended December 31, 2009, previously filed by the Registrant.
(15)	Incorporated by reference to the Form 8-K dated April 14, 2010, previously filed by the Registrant.
(16)	Incorporated by reference to the Form S-4 dated May 19, 2010, previously filed by the Registrant.
(17)	Incorporated by reference to the Form S-8 dated May 19, 2010, previously filed by the Registrant.
(18)	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2010, previously filed by the Registrant.
(19)	Incorporated by reference to the Form 8-K dated July 7, 2011, previously filed by the Registrant.
(20)	Incorporated by reference to the Form 10-Q for the quarter ended September 30, 2011, previously filed by the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

By:	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops Chief Executive Officer and President

Date:	February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven E. Bernstein	Chairman of the Board of Directors	February 27, 2012
Steven E. Bernstein

/s/ Jeffrey A. Stoops	Chief Executive Officer and President	February 27, 2012
Jeffrey A. Stoops	(Principal Executive Officer)

/s/ Brendan T. Cavanagh	Chief Financial Officer	February 27, 2012
Brendan T. Cavanagh	(Principal Financial Officer)

/s/ Brian D. Lazarus	Chief Accounting Officer	February 27, 2012
Brian D. Lazarus	(Principal Accounting Officer)

/s/ Brian C. Carr	Director	February 27, 2012
Brian C. Carr

/s/ Duncan H. Cocroft	Director	February 27, 2012
Duncan H. Cocroft

/s/ George R. Krouse Jr	Director	February 27, 2012
George R. Krouse Jr.

/s/ Jack Langer	Director	February 27, 2012
Jack Langer

/s/ Kevin L. Beebe	Director	February 27, 2012
Kevin L. Beebe

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of SBA Communications Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, shareholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SBA Communications Corporation and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SBA Communications Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Boca Raton, Florida

February 27, 2012

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$47,316	$64,254
Restricted cash	22,266	29,456
Short-term investments	5,773	4,016
Accounts receivable, net of allowance of $135 and $263 at December 31, 2011 and 2010, respectively	22,100	18,784
Costs and estimated earnings in excess of billings on uncompleted contracts	17,655	17,775
Prepaid and other current assets	14,246	12,442

Total current assets	129,356	146,727

Property and equipment, net	1,583,393	1,534,318
Intangible assets, net	1,639,784	1,500,012
Deferred financing fees, net	42,064	45,110
Other assets	211,802	174,008

Total assets	$3,606,399	$3,400,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,755	$11,847
Accrued expenses	23,746	21,429
Current maturities of long-term debt	5,000	—
Deferred revenue	49,779	61,138
Accrued interest	32,351	32,293
Other current liabilities	3,250	3,877

Total current liabilities	126,881	130,584

Long-term liabilities:
Long-term debt	3,349,485	2,827,450
Other long-term liabilities	129,282	112,008

Total long-term liabilities	3,478,767	2,939,458

Commitments and contingencies

Redeemable noncontrolling interests	12,064	13,023

Shareholders’ equity:
Preferred stock – par value $.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock – Class A, par value $.01, 400,000 shares authorized 109,675 and 114,832 shares issued and outstanding at December 31, 2011 and 2010, respectively	1,097	1,148
Additional paid-in capital	2,268,244	2,243,457
Accumulated deficit	(2,281,139)	(1,929,670)
Accumulated other comprehensive income, net	485	2,175

Total shareholders’ (deficit) equity	(11,313)	317,110

Total liabilities and shareholders’ equity	$3,606,399	$3,400,175

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the year ended December 31,
	2011	2010	2009
Revenues:
Site leasing	$616,294	$535,444	$477,007
Site development	81,876	91,175	78,506

Total revenues	698,170	626,619	555,513

Operating expenses:

Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	131,916	119,141	111,842
Cost of site development	71,005	80,301	68,701
Selling, general and administrative	62,828	58,209	52,785
Acquisition related expenses	7,144	10,106	4,810
Asset impairment	5,472	5,862	3,884
Depreciation, accretion and amortization	309,146	278,727	258,537

Total operating expenses	587,511	552,346	500,559

Operating income	110,659	74,273	54,954

Other income (expense):
Interest income	136	432	1,123
Interest expense	(160,896)	(149,921)	(130,853)
Non-cash interest expense	(63,629)	(60,070)	(49,897)
Amortization of deferred financing fees	(9,188)	(9,099)	(10,456)
Loss from extinguishment of debt, net	(1,696)	(49,060)	(5,661)
Other (expense) income	(165)	29	163

Total other expense	(235,438)	(267,689)	(195,581)

Loss before provision for income taxes	(124,779)	(193,416)	(140,627)

Provision for income taxes	(2,113)	(1,005)	(492)

Net loss	(126,892)	(194,421)	(141,119)
Net loss (income) attributable to the noncontrolling interest	436	(253)	248

Net loss attributable to SBA Communications Corporation	$(126,456)	$(194,674)	$(140,871)

Net loss per common share attributable to SBA Communications Corporation:
Basic and diluted	$(1.13)	$(1.68)	$(1.20)

Basic and diluted weighted average number of common shares	111,595	115,591	117,165

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(in thousands)

	For the year ended December 31,
	2011	2010	2009

Net loss	$(126,892)	$(194,421)	$(141,119)
Other comprehensive loss associated with derivative instruments:
Amortization of net deferred loss from settlement of derivative financial instruments, net of tax	—	632	622
Write-off of net deferred loss (gain) from derivative instruments related to repurchase of debt, net of tax	—	3,645	(3,350)
Foreign currency translation adjustments	(1,728)	701	1,474

Comprehensive loss	(128,620)	(189,443)	(142,373)
Other comprehensive (gain) loss attributable to noncontrolling interest	436	(298)	114

Comprehensive loss attributable to SBA Communications Corporation	$(128,184)	$(189,741)	$(142,259)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(in thousands)

	Class A Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	(Loss) Income	Interests	Total

BALANCE, December 31, 2008 (as adjusted)	117,525	$1,175	$2,085,915	$(1,435,031)	$(1,549)	$—	$650,510
Net loss	—	—	—	(140,871)	—	(248)	(141,119)
Amortization of net deferred loss from settlement of derivative financial instruments	—	—	—	—	622	—	622
Write-off of net deferred loss from derivative instruments related to repurchase of debt	—	—	—	—	(3,350)	—	(3,350)
Foreign currency translation adjustments	—	—	—	—	1,474	—	1,474
Common stock issued in connection with acquisitions and earn-outs	864	9	20,303	—	—	—	20,312
Purchase of non-wholly owned entity	—	—	—	—	—	1,222	1,222
Non-cash compensation	—	—	8,260	—	—	—	8,260
Common stock issued in connection with stock purchase/option plans	689	7	7,038	—	—	—	7,045
Equity component related to 4.0% convertible debt issuance	—	—	168,933	—	—	—	168,933
Purchase of convertible note hedges	—	—	(160,100)	—	—	—	(160,100)
Proceeds from issuance of common stock warrants	—	—	98,491	—	—	—	98,491
Stock issued in connection with repurchases of the 0.375% convertible debt	618	6	11,193	—	—	—	11,199
Equity component related to repurchases of the 0.375% convertible debt	—	—	(11,830)	—	—	—	(11,830)
Stock received related to the termination of a portion of the 0.375% convertible note hedge	(874)	(9)	9	—	—	—	—
Stock issued related to the termination of a portion of the 0.375% convertible debt common stock warrants	328	3	(3)	—	—	—	—
Preferred return on capital contributions	—	—	59	—	—	(59)	—
Repurchase and retirement of common stock	(2,068)	(20)	—	(51,700)	—	—	(51,720)

BALANCE, December 31, 2009	117,082	$1,171	$2,228,268	$(1,627,602)	$(2,803)	$915	$599,949
Net loss	—	—	—	(194,674)	—	253	(194,421)
Amortization of deferred loss from settlement of derivative financial instruments	—	—	—	—	632	—	632
Write-off of deferred loss from derivative instruments related to repurchase of debt	—	—	—	—	3,645	—	3,645
Foreign currency translation adjustments	—	—	—	—	701	—	701
Non-cash compensation	—	—	10,560	—	—	—	10,560
Common stock issued in connection with stock purchase/option plans	924	9	16,124	—	—	—	16,133
Proceeds from the settlement of convertible note hedges	—	—	8,497	—	—	—	8,497
Purchase of redeemable noncontrolling interests	—	—	(7,500)	—	—	(703)	(8,203)
Exchange of redeemable noncontrolling interests	—	—	(12,492)	—	—	(465)	(12,957)
Repurchase and retirement of common stock	(3,174)	(32)	—	(107,394)	—	—	(107,426)

BALANCE, December 31, 2010	114,832	$1,148	$2,243,457	$(1,929,670)	$2,175	$—	$317,110

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(in thousands)

	Class A Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	(Loss) Income	Interests	Total

BALANCE, December 31, 2010	114,832	$1,148	$2,243,457	$(1,929,670)	$2,175	$—	$317,110
Net loss attributable to SBA Communications Corporation	—	—	—	(126,456)	—	—	(126,456)
Foreign currency translation adjustments	—	—	(38)	—	(1,690)	—	(1,728)
Equity component related to repurchases of the 1.875% convertible debt	—	—	(2,607)	—	—	—	(2,607)
Non-cash compensation	—	—	11,639	—	—	—	11,639
Common stock issued in connection with stock purchase/option plans	761	8	15,793	—	—	—	15,801
Repurchase and retirement of common stock	(5,918)	(59)	—	(225,013)	—	—	(225,072)

BALANCE, December 31, 2011	109,675	$1,097	$2,268,244	$(2,281,139)	$485	$—	$(11,313)

The accompanying notes are an integral part of these consolidated financial statements

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(126,892)	$(194,421)	$(141,119)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization	309,146	278,727	258,537
Non-cash interest expense	63,629	60,070	49,897
Deferred income tax benefit	(1,686)	(737)	(265)
Asset impairment	5,472	5,862	3,884
Non-cash compensation expense	11,469	10,501	8,200
Provision for doubtful accounts	70	630	465
Amortization of deferred financing fees	9,188	9,099	10,456
Loss from extinguishment of debt, net	1,696	49,060	5,661
Other non-cash items reflected in the Statements of Operations	698	(467)	85
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	(3,709)	(5,919)	(3,497)
Prepaid and other assets	(27,425)	(15,023)	(8,546)
Accounts payable and accrued expenses	3,814	(3,313)	(4,008)
Accrued interest	58	(3,300)	29,605
Other liabilities	3,530	10,371	13,217

Net cash provided by operating activities	249,058	201,140	222,572

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and related earn-outs	(379,320)	(328,045)	(180,798)
Capital expenditures	(126,938)	(66,618)	(46,743)
Purchase of investments	(6,330)	(4,566)	(9,164)
Proceeds from sales/maturities of investments	4,581	7,107	980
Purchase of cost method investments	—	(32,300)	—
Proceeds from disposition of fixed assets	119	50	608
(Payment) proceeds of restricted cash relating to tower removal obligations	—	(667)	6,042

Net cash used in investing activities	(507,888)	(425,039)	(229,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Term Loan, net of original issue discount and fees paid	492,560	—	—
Proceeds from issuance of 2010 Tower Securities, net of fees paid	—	1,212,194	—
Repurchase and retirement of common stock	(225,072)	(107,426)	(51,720)
Payment on extinguishment of CMBS Certificates	—	(979,368)	(557,316)
Principal payments under capital lease obligations	(896)	—	—
Payments on early extinguishment of convertible debt	(17,038)	(30,409)	(90,554)
Borrowings under Revolving Credit Facility	250,000	20,000	8,507
Repayment of Revolving Credit Facility	(270,000)	—	(239,060)
Proceeds from issuance of senior notes, net of original issue discount and fees paid	—	—	727,918
Proceeds from issuance of convertible senior notes, net of fees paid	—	—	488,195
Proceeds from employee stock purchase/stock option plans	15,801	16,133	7,045
Release of restricted cash relating to CMBS Certificates	—	526	7,073
Payment of deferred financing fees	(91)	(5,123)	(384)
Proceeds from convertible note hedges	—	8,497	—
Purchase of noncontrolling interests	(717)	(8,203)	—
Repayment of Optasite Credit Facility	—	—	(149,117)
Repayment of Term Loan	(2,500)	—	—
Proceeds from issuance of common stock warrants	—	—	98,491
Purchase of convertible note hedges	—	—	(160,100)

Net cash provided by financing activities	242,047	126,821	88,978

Effect of exchange rate changes on cash and cash equivalents	(155)	15	(14)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,938)	(97,063)	82,461
CASH AND CASH EQUIVALENTS:
Beginning of year	64,254	161,317	78,856

End of year	$47,316	$64,254	$161,317

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2011	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$161,257	$153,607	$101,409

Income taxes	$4,218	$1,545	$684

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:

Assets acquired through capital leases	$2,570	$1,130	$239

Class A common stock issued relating to acquisitions and earnouts	—	—	20,312

Class A common stock issued in connection with early extinguishment of debt	$—	$—	$11,199

Contribution of DAS Networks in exchange for equity investment	$—	$11,000	$—

Exchange of redeemable noncontrolling interests	$—	$12,500	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

SBA Communications Corporation (the “Company” or “SBA”) was incorporated in the State of Florida in March 1997. The Company is a holding company that holds all of the outstanding capital stock of SBA Telecommunications, Inc. (“Telecommunications”). Telecommunications is a holding company that holds the outstanding capital stock of SBA Senior Finance, Inc. (“SBA Senior Finance”) and SBA Towers III, an operating subsidiary that is not a party to any loan agreement. SBA Senior Finance is a holding company that holds, directly or indirectly, the equity interest in certain subsidiaries that issued Secured Tower Revenue Securities Series 2010-1 (the “2010-1 Tower Securities”) and the Secured Tower Revenue Securities Series 2010-2 (the “2010-2 Tower Securities” and together with the 2010-1 Tower Securities, the “2010 Tower Securities”) and certain subsidiaries that were not involved in the issuance of the 2010 Tower Securities. With respect to the subsidiaries involved in the issuance of the 2010 Tower Securities, SBA Senior Finance is the sole member of SBA Holdings, LLC and SBA Depositor, LLC. SBA Holdings, LLC is the sole member of SBA Guarantor, LLC. SBA Guarantor, LLC holds all of the capital stock of the companies included in the 2010 Tower Securities referred to as the “Borrowers” (see Note 13). With respect to subsidiaries not involved in the issuance of the 2010 Tower Securities, SBA Senior Finance holds all of the membership interests in SBA Senior Finance II, LLC (“SBA Senior Finance II”) and certain non-operating subsidiaries. SBA Senior Finance II holds, directly or indirectly, all the capital of the International subsidiaries and certain other tower companies (known as “Tower Companies”). SBA Senior Finance II also holds, directly or indirectly, all the capital stock and/or membership interests of certain other subsidiaries involved in providing services, including SBA Network Services, Inc. (“Network Services”) as well as SBA Network Management, Inc. (“Network Management”) which manages and administers the operations of the Borrowers.

The table below outlines the legal structure of the Company at December 31, 2011:

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, the Company owned and operated wireless communications towers in the United States and its territories. In addition, the Company owned towers in Canada, Costa Rica, El Salvador, Nicaragua, Guatemala and Panama. Space on these towers is leased primarily to wireless service providers. As of December 31, 2011, the Company owned 10,524 tower sites.

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

Property and Equipment

Property and equipment are recorded at cost or at estimated fair value (in case of acquired properties), adjusted for asset impairment and estimated asset retirement obligations. Costs associated with the development and construction of towers are capitalized as a cost of the towers. Costs for self-constructed towers include direct materials and labor, indirect costs and capitalized interest. Approximately $0.4 million, $0.4 million, and $0.2 million of interest cost was capitalized in 2011, 2010 and 2009, respectively.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Fees

Financing fees related to the issuance of debt have been deferred and are being amortized using the effective interest rate method over the expected length of related indebtedness (see Note 13).

Deferred Lease Costs

The Company defers certain initial direct costs associated with the origination of tenant leases and lease amendments and amortizes these costs over the initial lease term, generally five years, or over the lease term remaining if related to a lease amendment. Such deferred costs were approximately $5.1 million, $4.7 million, and $4.0 million in 2011, 2010, and 2009, respectively. Amortization expense was $4.6 million, $3.6 million, and $3.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in cost of site leasing on the accompanying Consolidated Statements of Operations. As of December 31, 2011 and 2010, unamortized deferred lease costs were $9.9 million and $9.4 million, respectively, and are included in other assets on the accompanying Consolidated Balance Sheets.

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

Impairment of Long-Lived Assets

The Company records an impairment charge when the Company believes an investment in towers or related assets has been impaired, such that future undiscounted cash flows would not recover the then current carrying value of the investment in the tower site and related intangible. Estimates and assumptions inherent in the impairment evaluation include, but are not limited to, general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. In addition, the Company makes certain assumptions in determining an asset’s fair value for the purpose of calculating the amount of an impairment charge. The Company recorded an impairment charge of $5.5 million, $5.9 million and $3.9 million for the years ended December 31, 2011, 2010 and 2009, respectively (see Note 18).

Fair Value Measurements

The Company determines the fair market values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

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

Revenue from construction projects is recognized on the percentage-of-completion method of accounting, determined by the percentage of cost incurred to date compared to management’s estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. These amounts are based on estimates, and the uncertainty inherent in the estimates initially is reduced as work on the contracts nears completion. The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents costs incurred and revenues recognized in excess of amounts billed. The liability “billings in excess of costs and estimated earnings on uncompleted contracts,” included within other current liabilities on the Company’s Consolidated Balance Sheets, represents billings in excess of costs incurred and revenues recognized. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined to be probable.

On October 31, 2011, the Company entered into a Master Amendment with one of its wireless service provider customers. The Master Amendment serves as a separate amendment to each individual existing tenant lease agreement that the Company is currently a party to with that customer. Among other items, the Master Amendment (1) extends the current term of the individual leases, (2) permits the customer limited early termination rights which will be exercisable over a multi-year period, commencing in the second half of 2013, on a specific number of the existing leases, (3) allows the customer to make certain specific equipment changes at the tower sites, and (4) requires increases to the existing monthly lease rates. The customer’s early termination rights are limited with respect to the aggregate number of leases that may be terminated and the number that may be terminated in any quarter. The specific leases to be terminated early and the timing of such terminations has not been determined as of the date of this filing. As a result, for accounting and financial statement purposes, the Company has made assumptions with regard to the leases to be terminated and the timing of the terminations. The Company has assumed that the customer will terminate the maximum number of leases allowable in each quarter, selecting the highest rental rate leases at the earliest allowable dates. The Company believes that these assumptions will ensure that only the minimum known revenue for the pool of leases covered by the Master Agreement will be accrued on a straight-line basis. The Company’s balance sheet and statement of operations reflect these assumptions. The actual leases that the customer terminates and the timing and number of terminations may or may not be those that we have identified in our assumptions. The Company will monitor actual results and elections under the Master Amendment and record any differences from previously made assumptions on a quarterly basis. To the extent that the actual results materially differ from the assumptions made, the Company will disclose the impact of these adjustments.

Allowance for Doubtful accounts

The Company performs periodic credit evaluations of its customers. The Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience, specific customer collection issues

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a rollforward of the allowance for doubtful accounts for the years ended December 31, 2011, 2010, and 2009;

	For the year ended December 31,
	2011	2010	2009
		(in thousands)
Beginning balance	$263	$350	$852
Allowance recorded relating to acquisitions	—	—	10
Provision for doubtful accounts	70	630	465
Write-offs, net of recoveries	(198)	(717)	(977)

Ending balance	$135	$263	$350

Cost of Revenue

Cost of site leasing revenue includes ground lease rent, property taxes, maintenance and other tower operating expenses. All ground lease rental obligations due to be paid out over the lease term, including fixed escalations, are recorded on a straight-line basis over the lease term. Liabilities recorded related to the straight-lining of ground leases are reflected in other long-term liabilities on the Consolidated Balance Sheets. Cost of site development revenue includes the cost of materials, salaries and labor costs, including payroll taxes, subcontract labor, vehicle expense and other costs directly and indirectly related to the projects. All costs related to site development projects are recognized as incurred.

Income Taxes

The Company had taxable losses during the years ended December 31, 2011, 2010 and 2009, and as a result, net operating loss carry-forwards have been generated. The majority of these net operating loss carry-forwards are fully reserved as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses. The tax years 1997 through 2010 remain open to examination by the major jurisdictions in which the Company operates.

The Company determines whether it is “more-likely-than-not” that a tax position taken in an income tax return will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. The Company has not identified any tax exposures that require a reserve. In the future, to the extent that the Company records unrecognized tax exposures, any related interest and penalties will be recognized as interest expense in the Company’s Consolidated Statements of Operations.

The Company does not calculate U.S. taxes on undistributed earnings of foreign subsidiaries because substantially all such earnings are expected to be reinvested indefinitely.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has entered into ground leases for the land underlying the majority of the Company’s towers. A majority of these leases require the Company to restore leaseholds to their original condition upon termination of the ground lease. The asset retirement obligation at December 31, 2011 and December 31, 2010 was $5.4 million and $5.2 million, respectively, and is included in other long-term liabilities on the Consolidated Balance Sheets. Upon settlement of the obligations, any difference between the cost to retire an asset and the recorded liability is recorded in the Consolidated Statements of Operations as a gain or loss. In determining the impact of the asset retirement obligations, the Company considered the nature and scope of the contractual restoration obligations contained in the Company’s third party ground leases, the historical retirement experience as an indicator of future restoration probabilities, intent in renewing existing ground leases through lease termination dates, current and future value and timing of estimated restoration costs and the credit adjusted risk-free rate used to discount future obligations.

The following summarizes the activity of the asset retirement obligation liability:

	For the year ended December 31,
	2011	2010
	(in thousands)
Asset retirement obligation at January 1	$5,214	$4,641
Additional liabilities accrued	9	320
Currency translation adjustment	(2)	—
Accretion expense	250	323
Revision in estimates	(85)	(70)

Ending balance	$5,386	$5,214

Loss Per Share

The Company has potential common stock equivalents related to its outstanding stock options and convertible senior notes. These potential common stock equivalents were not included in diluted loss per share because the

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Acquisitions

The Company accounts for acquisitions under the acquisition method of accounting. The assets and liabilities are recorded at fair market value at the date of each acquisition and the results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions. The Company continues to evaluate all acquisitions for a period not to exceed one year after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities. The intangible assets represent the value associated with the current leases at the acquisition date (“Current Contract Intangibles”) and future tenant leases anticipated to be added to the towers (“Network Location Intangibles”) and were calculated using the discounted values of the current or future expected cash flows. The intangible assets are estimated to have an economic useful life consistent with the economic useful life of the related tower assets, which is typically 15 years.

The acquisitions consummated during fiscal years ended December 31, 2011, 2010 and 2009 were not significant to the Company, and accordingly pro forma financial information has not been presented.

In connection with certain acquisitions, the Company may agree to pay additional consideration (or earnouts) if the towers or businesses that are acquired meet or exceed certain performance targets over a period of one to three years after they have been acquired. The Company records contingent consideration for acquisitions that occurred prior to January 1, 2009 when the contingent consideration is paid. Effective January 1, 2009, the Company accrues for contingent consideration in connection with acquisitions at fair value as of the date of the acquisition. All subsequent changes in fair value of contingent consideration are recorded through Consolidated Statements of Operations. In certain acquisitions, the additional consideration may be paid in cash or shares of Class A common stock at the Company’s option.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	CURRENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) – Fair Value Measurement, to provide a consistent definition of fair value and sure that fair value measurements and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 2). ASU 2011-04 is effective in the first quarter of fiscal 2012 and should be applied prospectively. The Company is currently evaluating the impact of ASU 2011-04 on its financial position, results of operations, cash flows and disclosures.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to increase the prominence of other comprehensive income in financial statements. Under the provisions of ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The accounting changes summarized in ASU No. 2011-05 are effective for fiscal years beginning on or after December 15, 2011, with early adoption permitted. The Company adopted ASU No. 2011-05 during the second quarter of fiscal 2011.

4.	FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis – The Company’s earnouts related to acquisitions are measured at fair value on a recurring basis using Level 3 inputs. The fair value of the earnouts is based on the anticipated future earnout obligations. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation if the performance targets contained in various acquisition agreements were met was $5.5 million and $3.3 million as of December 31, 2011 and December 31, 2010, respectively, which the Company recorded in accrued expenses (see Note 12).

Items Measured at Fair Value on a Nonrecurring Basis – The Company’s intangibles, certain long-lived assets, and asset retirement obligations are measured at fair value on a nonrecurring basis using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company considers many factors and makes certain assumptions when making this assessment, including but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. The fair value of the long-lived assets, intangibles and asset retirement obligations is calculated using a discounted cash flow model. The Company recorded an impairment charge of $5.5 million, $5.9 million and $3.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, related to its long-lived assets resulting from the Company’s analysis that the future cash flows from certain tower sites would not recover the carrying value of the investment in those tower sites (see Note 18).

Fair Value of Financial Instruments – The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments, which consist of $5.6 million and $4.0 million in certificate of deposits, as of December 31, 2011 and 2010, respectively, approximate their related estimated fair values due to the short maturity of those instruments. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon reported market values. As of December 31, 2011, the carrying value and fair value of the held-to-maturity investments, including current portion, was $1.4 million and $1.6 million, respectively. As of December 31, 2010, the carrying value and fair value of the held-to-maturity investments, including current portion, was $1.5 million and $1.7 million, respectively.

The Company determines fair value of its debt instruments utilizing various sources including quoted prices and indicative quotes (that is non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The following table reflects fair values, principal values and carrying values of the Company’s debt instruments (see Note 13).

	As of December 31, 2011			As of December 31, 2010
	Fair Value	Principal Value	Carrying Value	Fair Value	Principal Value	Carrying Value
	(in millions)
1.875% Convertible Senior Notes due 2013	$605.2	$535.0	$485.0	$617.4	$550.0	$464.0
4.0% Convertible Senior Notes due 2014	$761.6	$500.0	$397.6	$744.4	$500.0	$368.5
8.0% Senior Notes due 2016	$405.0	$375.0	$373.2	$405.9	$375.0	$372.9
8.25% Senior Notes due 2019	$407.8	$375.0	$372.4	$409.7	$375.0	$372.1
4.254% 2010-1 Tower Securities	$699.0	$680.0	$680.0	$691.9	$680.0	$680.0
5.101% 2010-2 Tower Securities	$579.0	$550.0	$550.0	$556.9	$550.0	$550.0
Revolving Credit Facility	$—	$—	$—	$20.0	$20.0	$20.0
Term Loan	$494.4	$497.5	$496.3	$—	$—	$—

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	RESTRICTED CASH

Restricted cash consists of the following:

	As of December 31, 2011	As of December 31, 2010	Included on Balance Sheet
	(in thousands)
Securitization escrow accounts	$21,378	$28,583	Restricted cash – current asset
Payment and performance bonds	888	873	Restricted cash – current asset
Surety bonds and workers compensation	11,495	11,392	Other assets – noncurrent

Total restricted cash	$33,761	$40,848

Pursuant to the terms of the Mortgage Pass-Through Certificates Series 2006-1 (the “2006 CMBS Certificates”) and, upon their refinancing, pursuant to the terms of the Secured Tower Revenue Securities Series 2010-1 (the “2010-1 Tower Securities”) and the Secured Tower Revenue Securities Series 2010-2 (the “2010-2 Tower Securities” and together with the 2010-1 Tower Securities, the “2010 Tower Securities”) (see Note 13), the Company is required to establish a controlled deposit account, held by the indenture trustee, into which all rents and other sums due on the towers that secured the 2006 CMBS Certificates and those that currently secure the 2010 Tower Securities are directly deposited by the lessees. These restricted cash amounts are used to fund reserve accounts for the payment of (1) debt service costs, (2) ground rents, real estate and personal property taxes and insurance premiums related to tower sites, (3) trustee and servicing expenses, (4) management fees, and (5) to reserve a portion of advance rents from tenants. The restricted cash in the controlled deposit account in excess of required reserve balances is subsequently released to the Borrowers (as defined in Note 13) monthly, provided that the Borrowers are in compliance with their debt service coverage ratio and that no Event of Default has occurred. All monies held by the indenture trustee are classified as restricted cash on the Company’s Consolidated Balance Sheets.

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of December 31, 2011, the Company had $20.6 million in surety, payment and performance bonds for which it is only required to post $10.1 million in collateral. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of December 31, 2011 and 2010, the Company had pledged $2.3 million and $2.2 million, respectively, as collateral related to its workers compensation policy. Restricted cash for surety bonds and workers compensation are included in other assets on the Company’s Consolidated Balance Sheets.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	OTHER ASSETS

The Company’s other assets are comprised of the following:

	As of December 31, 2011	As of December 31, 2010
	(in thousands)
Restricted cash-LT	$11,495	$11,392
Long-term investments	49,529	49,639
Prepaid land rent	57,510	43,697
Straight-line revenue	64,357	51,600
Other	28,911	17,680

Total Other Assets:	$211,802	$174,008

7.	ACQUISITIONS

The following table summarizes the Company’s acquisition activity:

	For the year ended December 31,
	2011	2010	2009
Tower Acquisitions (number of towers)	1,085	712	376

The following table summarizes the Company’s acquisition capital expenditures:

	For the year ended December 31,
	2011	2010	2009
		(in thousands)
Towers and related intangible assets	$348,950	$294,426	$165,844
Ground lease land purchases	25,755	24,950	11,577
Earnouts	4,615	8,669	3,377

Total Acquisition Capital Expenditures	$379,320	$328,045	$180,798

The Company paid, as part of the ground lease purchase program, $9.8 million, $9.0 million, and $4.2 million for long-term extensions during the years ending 2011, 2010, and 2009, respectively.

During the year ended December 31, 2010, the Company acquired an interest in distributed antenna systems (“DAS”) provider Extenet Systems, Inc. for approximately $32.3 million in cash and the contribution of its existing DAS business valued at $11.0 million. The investment in Extenet Systems, Inc. is accounted for under the cost method of accounting.

During the year ended December 31, 2009, the Company issued approximately 785,000 shares of Class A common stock in connection with tower acquisitions and ground lease purchases.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnouts

The Company recorded $0.7 million of income, net related to contingent consideration adjustments in the year ended December 31, 2011. Adjustments recorded to contingent consideration in the years ended December 31, 2010 and 2009 were not material.

As of December 31, 2011 the Company’s estimate of its potential obligation if the performance targets contained in various acquisition agreements were met was $5.5 million which the Company recorded in accrued expenses, compared to the probable obligation of $3.3 million at December 31, 2010.

For the year ended December 31, 2009, the Company issued approximately 78,000 shares of Class A common stock as a result of acquired towers exceeding certain performance targets.

8.	INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of December 31, 2011			As of December 31, 2010
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value
	(in thousands)
Current contract intangibles	$1,391,001	$(333,522)	$1,057,479	$1,206,114	$(248,308)	$957,806
Network location intangibles	772,467	(190,162)	582,305	684,497	(142,291)	542,206

Intangible assets	$2,163,468	$(523,684)	$1,639,784	$1,890,611	$(390,599)	$1,500,012

All intangibles noted above are contained in the Company’s site leasing segment. The Company amortizes its intangibles using the straight line method over fifteen years. Amortization expense relating to the intangible assets above was $133.1 million, $117.0 million and $107.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the purchase price is finalized for each acquisition.

Estimated amortization expense on the Company’s current contract and network location intangibles is as follows:

For the year ended December 31,	(in thousands)

2012	$144,231
2013	144,231
2014	144,231
2015	144,231
2016	144,231
Thereafter	918,629

Total	$1,639,784

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	PROPERTY AND EQUIPMENT, NET

Property and Equipment, net (including assets held under capital leases) consists of the following:

	As of	As of
	December 31, 2011	December 31, 2010
	(in thousands)
Towers and related components	$2,587,897	$2,407,322
Construction-in-process	23,076	24,984
Furniture, equipment and vehicles	29,711	24,045
Land, buildings and improvements	168,988	143,445

	2,809,672	2,599,796
Less: accumulated depreciation	(1,226,279)	(1,065,478)

Property and equipment, net	$1,583,393	$1,534,318

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $175.8 million, $161.4 million, and $150.6 million for the years ended December 31, 2011, 2010, and 2009, respectively. At December 31, 2011 and 2010, non-cash capital expenditures that are included in accounts payable and accrued expenses were $7.2 million and $4.7 million, respectively.

10.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of the following:

	As of	As of
	December 31, 2011	December 31, 2010
	(in thousands)
Costs incurred on uncompleted contracts	$37,790	$43,686
Estimated earnings	14,268	14,809
Billings to date	(34,706)	(41,728)

	$17,352	$16,767

These amounts are included in the accompanying Consolidated Balance Sheets under the following captions:

	As of December 31, 2011	As of December 31, 2010
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$17,655	$17,775
Other current liabilities (Billings in excess of costs and estimated earnings on uncompleted contracts)	(303)	(1,008)

	$17,352	$16,767

At December 31, 2011, five significant customers comprised 91.4% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, while at December 31, 2010, five significant customers comprised 81.4% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Percentage of Total Revenues For the year ended December 31,
	2011	2010	2009
AT&T	23.8%	23.9%	23.8%
Sprint	19.8%	20.4%	21.9%
Verizon Wireless	14.8%	14.8%	15.4%
T-Mobile	10.7%	11.6%	13.7%

The Company’s site leasing, site development consulting and site development construction segments derive revenue from these customers. Client percentages of total revenue in each of the segments are as follows:

	00.00	00.00	00.00
	Percentage of Site Leasing Revenues For the year ended December 31,
	2011	2010	2009
AT&T	26.8%	28.0%	27.7%
Sprint	22.3%	23.6%	25.3%
Verizon Wireless	15.5%	15.4%	16.0%
T-Mobile	11.2%	11.7%	11.8%

	00.00	00.00	00.00
	Percentage of Site Development Consulting Revenues For the year ended December 31,
	2011	2010	2009
Verizon Wireless	17.5%	15.1%	23.6%
Nsoro Mastec, LLC	9.1%	13.4%	9.3%
T-Mobile	8.5%	6.0%	13.9%

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Percentage of Site Development Construction Revenues For the year ended December 31,
	2011	2010	2009
Nsoro Mastec, LLC	42.7%	36.0%	24.9%
Ericsson, Inc.	10.1%	3.0%	0.3%
Verizon Wireless	7.3%	10.2%	8.3%
T-Mobile	6.6%	11.8%	28.2%

Five significant customers comprised 50.4% of total gross accounts receivable at December 31, 2011 compared to five significant customers which comprised 50.5% of total gross accounts receivable at December 31, 2010.

12.	ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of December 31, 2011	As of December 31, 2010
	(in thousands)
Accrued earnouts	$5,534	$3,263
Salaries and benefits	5,432	5,087
Real estate and property taxes	5,557	6,001
Other	7,223	7,078

	$23,746	$21,429

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	DEBT

The carrying value of debt consists of the following:

	As of December 31, 2011	As of December 31, 2010
	(in thousands)
1.875% Convertible Senior Notes due 2013; principal balance of $535.0 million and $550.0 million as of December 31, 2011 and 2010, respectively	$484,970	$463,970
4.0% Convertible Senior Notes due 2014; principal balance of $500.0 million as of December 31, 2011 and December 31, 2010	397,612	368,463
8.0% Senior Notes due 2016; principal balance of $375.0 million as of December 31, 2011 and December 31, 2010	373,198	372,889
8.25% Senior Notes due 2019; principal balance of $375.0 million as of December 31, 2011 and December 31, 2010	372,365	372,128
4.254% Secured Tower Revenue Securities Series 2010-1	680,000	680,000
5.101% Secured Tower Revenue Securities Series 2010-2	550,000	550,000
2010 Senior Finance II Revolving Credit Facility	—	20,000
Term Loan; principal balance of $497.5 million	496,340	—

Total debt	3,354,485	2,827,450
Less: current maturities of long-term debt	(5,000)	—

Total long-term debt, net of current maturities	$3,349,485	$2,827,450

The Company’s future principal payment obligations (based on the outstanding debt as of December 31, 2011 and assuming the 2010 Tower Securities are repaid at their respective ARD rates) are as follows:

Principal
(in thousands)
2012	$5,000
2013	540,000
2014	505,000
2015	685,000
2016	380,000
Therafter	1,397,500

Total	$3,512,500

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the years ended December 31, 2011, 2010, and 2009:

	For the year ended December 31,
	2011		2010		2009
	Cash Interest	Non-Cash Interest	Cash Interest	Non-Cash Interest	Cash Interest	Non-Cash Interest
	(in thousands)
0.375% Convertible Senior Notes	$—	$—	$46	$1,755	$195	$3,695
1.875% Convertible Senior Notes	10,090	33,844	10,313	31,511	10,313	28,704
4.0% Convertible Senior Notes	20,000	29,149	20,000	25,643	13,767	15,838
8.0% Senior Notes	30,000	309	30,000	285	13,083	117
8.25% Senior Notes	30,938	237	30,938	218	13,492	90
2005 and 2006 CMBS Certificates	—	—	16,430	—	74,641	—
2010 Tower Securities	57,371	—	40,682	—	—	—
Term Loan	9,705	90	—	—	—	—
Revolving Credit Facility	3,209	—	1,903	—	3,756	—
Optasite Credit Facility	—	—	—	—	1,831	824
Gain/Loss on Swap	—	—	—	658	—	629
Capitalized Interest	(417)	—	(391)	—	(225)	—

Total	$160,896	$63,629	$149,921	$60,070	$130,853	$49,897

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

On June 30, 2011, SBA Senior Finance II entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several banks and other financial institutions or entities from time to time parties to the Credit Agreement, to extend the maturity of the Revolving Credit Facility, to obtain a new $500.0 million senior secured term loan (the “Term Loan”), and to amend certain terms of the existing credit agreement. The Company incurred financing fees of $6.2 million in relation to this transaction. In addition, at the time of entering into the Credit Agreement, the remaining deferred financing fees balance of approximately $4.3 million related to the existing Credit Agreement prior to the amendment was transferred to the Revolving Credit Facility in accordance with accounting guidance for revolving credit facilities.

Revolving Credit Facility

The Revolving Credit Facility consists of a revolving loan under which up to $500.0 million aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest at the Eurodollar Rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Credit Agreement). If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, June 30, 2016. The

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

proceeds available under the Revolving Credit Facility may be used for general corporate purposes. A per annum commitment fee of 0.375% to 0.5% of the unused commitments under the Revolving Credit Facility is charged based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Credit Agreement). SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period.

During the year ended December 31, 2011, SBA Senior Finance II borrowed $250.0 million under the Revolving Credit Facility. During the year ended December 31, 2010, SBA Senior Finance II borrowed $20.0 million under the Revolving Credit Facility. On June 30, 2011, the proceeds from the Term Loan were used to repay the existing $270.0 million balance on the Revolving Credit Facility and for general corporate purposes. Since the repayment the Company has not borrowed any amount under the Revolving Credit Facility.

As of December 31, 2011, the availability under the Revolving Credit Facility was approximately $500.0 million.

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

During the year ended December 31, 2011, SBA Senior Finance II made a repayment of $ 2.5 million on the Term Loan. As of December 31, 2011, the Term Loan had a principal balance of $ 497.5 million.

Terms of the Credit Agreement

The Credit Agreement, as amended, requires SBA Senior Finance II and SBA Communications Corporation (“SBAC”) to maintain specific financial ratios, including, at the SBA Senior Finance II level, (1) a ratio of Consolidated Total Debt to Annualized Borrower EBITDA not to exceed 6.0 times for any fiscal quarter, (2) a ratio of Consolidated Total Debt and Net Hedge Exposure (calculated in accordance with the Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 6.0 times for 30 consecutive days and (3) a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (calculated in accordance with the Credit Agreement) of not less than 2.0 times for any fiscal quarter. In addition, SBAC’s ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (calculated in accordance with the Credit Agreement) for any fiscal quarter on an annualized basis cannot exceed 9.5 times. The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of SBA Senior Finance II and its subsidiaries to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions, merge or consolidate, make certain restricted payments, enter into transactions with affiliates, and engage in certain asset dispositions, including a sale of all or substantially all of their property. As of December 31, 2011, SBA Senior Finance II and SBAC were in compliance with the financial covenants contained in the Credit Agreement. The Credit Agreement is also subject to customary events of

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

default. Pursuant to an Amended and Restated Guarantee and Collateral Agreement, amounts borrowed under the Revolving Credit Facility, the Term Loan and certain hedging transactions that may be entered into by SBA Senior Finance II or the Subsidiary Guarantors (as defined in the Credit Agreement) with lenders or their affiliates are secured by a first lien on the capital stock of SBA Telecommunications, Inc., SBA Senior Finance, LLC (formerly known as SBA Senior Finance, Inc.) and SBA Senior Finance II and on substantially all of the assets (other than leasehold, easement and fee interests in real property) of SBA Senior Finance II and the Subsidiary Guarantors.

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

The CMBS Certificates

Commercial Mortgage Pass-Through Certificates Series 2006-1

On November 6, 2006, a New York common law trust (the “Trust”), issued in a private transaction $1.15 billion of 2006 CMBS Certificates. The 2006 CMBS Certificates consisted of nine subclasses with annual pass-through interest rates ranging from 5.314% to 7.825%. The weighted average annual fixed coupon interest rate of the 2006 CMBS Certificates was 5.9%, payable monthly, and the effective weighted average annual fixed interest rate was 6.2% after giving effect to the settlement of the nine interest rate swap agreements entered into in contemplation of the transaction (see Note 14).

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

Secured Tower Revenue Securities Series 2010

On April 16, 2010, the Trust issued $680.0 million of 2010-1 Tower Securities and $550.0 million of 2010-2 Tower Securities. The 2010-1 Tower Securities have an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The weighted average annual fixed coupon interest rate of the 2010 Tower Securities is 4.7%, including borrowers’ fees, payable monthly. The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 16, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 16, 2017 and April 16, 2042, respectively. The Company incurred deferred financing fees of approximately $17.9 million in relation to this transaction

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which are being amortized through the anticipated repayment date of each of the 2010 Tower Securities. Net proceeds from the 2010 Tower Securities were used to repay in full the outstanding 2006 CMBS Certificates in the amount of $938.6 million and pay the related prepayment consideration plus accrued interest and fees. The remaining net proceeds were used for general corporate purposes.

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

The mortgage loan underlying the 2010 Tower Securities will be paid from the operating cash flows from the aggregate 3,670 tower sites owned by the Borrowers. The mortgage loan is secured by (i) mortgages, deeds of trust and deeds to secure debt on a substantial portion of the tower sites, (ii) a security interest in substantially all of the Borrowers’ personal property and fixtures, (iii) the Borrowers’ rights under certain tenant leases, and (iv) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., the Company’s indirect subsidiary, is entitled to receive a management fee equal to 7.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

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

Pursuant to the terms of the 2010 Tower Securities, all rents and other sums due on any of the tower sites owned by the Borrowers are directly deposited by the lessees into a controlled deposit account and are held by the indenture trustee. The monies held by the indenture trustee after the release date is classified as restricted cash on the Company’s Consolidated Balance Sheets (see Note 5). However, if the Debt Service Coverage Ratio, defined as the net cash flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers are required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30x or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the Debt Service Coverage Ratio exceeds 1.30x for

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

two consecutive calendar quarters. If the Debt Service Coverage Ratio falls below 1.15x as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the Debt Service Coverage Ratio exceeds 1.15x for a calendar quarter. The mortgage loan agreement, as amended, also includes covenants customary for mortgage loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. As of December 31, 2011, the Borrowers met the required Debt Service Coverage Ratio and were in compliance with all other covenants.

Convertible Senior Notes

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

Concurrently with the pricing of the 1.875% Notes, the Company entered into convertible note hedge transactions and warrant transactions with affiliates of certain of the initial purchasers of the convertible notes. The initial strike price of the convertible note hedge transactions relating to the 1.875% Notes is $41.46 per share of the Company’s Class A common stock (the same as the initial conversion price of the 1.875% convertible notes) and the initial exercise price of the warrants is $67.37 per share. Although the Company initially entered into convertible note hedge and warrant transactions to cover the full amount of the shares that were issuable upon conversion of the 1.875% Notes, as a result of the bankruptcy of Lehman Brothers OTC Derivatives Inc. (“Lehman Derivatives”), on November 7, 2008, the Company terminated the convertible note hedge transaction with Lehman Derivatives which covered 55% of the 13,265,780 shares of the Company’s Class A common stock potentially issuable upon conversion of the 1.875% Notes. Consequently, the Company does not currently have a hedge with respect to those shares and, to the extent that the market price of the Company’s Class A common stock exceeds $41.46 per share upon conversion of the notes, the Company will be subject to dilution or if the Company settles in cash, additional costs, upon conversion of that portion of the 1.875% Notes.

During the year ended December 31, 2011, a wholly owned subsidiary of the Company purchased an aggregate of $15.0 million in principal amount of the 1.875% Notes for $17.0 million in cash. As of December 31, 2011, the Company had $535.0 million of 1.875% Notes outstanding.

The 1.875% Notes are reflected in long-term debt in the Company’s Consolidated Balance Sheets at carrying value. The following table summarizes the balances for the 1.875% Notes:

	As of December 31, 2011	As of December 31, 2010
	(in thousands)
Principal balance	$535,000	$550,000
Debt discount	(50,030)	(86,030)

Carrying value	$484,970	$463,970

The Company is amortizing the debt discount on the 1.875% Notes utilizing the effective interest method over the life of the 1.875% Notes which increases the effective interest rate of the 1.875% Notes from its coupon rate of 1.875% to 9.4%. As of December 31, 2011, the carrying amount of the equity component related to the 1.875% Notes was $156.6 million.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 4.0 % Notes are reflected in long-term debt in the Company’s Consolidated Balance Sheets at carrying value. The following table summarizes the balances for the 4.0% Notes:

	As of December 31, 2011	As of December 31, 2010
	(in thousands)
Principal balance	$500,000	$500,000
Debt discount	(102,388)	(131,537)

Carrying value	$397,612	$368,463

The Company is amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate of the 4.0% Notes from its coupon rate of 4.0% to 13.0%. As of December 31, 2011, the carrying amount of the equity component related to the 4.0% Notes was $169.0 million.

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

Upon conversion, the Company has the right to settle its conversion obligation in cash, shares of Class A common stock or a combination of cash and shares of its Class A common stock. From time to time, upon notice to the holders of the Notes, the Company may change its election regarding the form of consideration that it will use to settle its conversion obligation; provided, however, that the Company is not permitted to change its settlement election after February 18, 2013 for the 1.875% Notes and July 21, 2014 for the 4.0% Notes.

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

Telecommunications used the net proceeds from this offering to repay the 2005 CMBS Certificates issued by its subsidiary and the related prepayment consideration, repay and terminate the Optasite Credit Facility and repay the outstanding balance under the Senior Credit Facility and the 0.375% Notes. The remaining net proceeds were used for general corporate purposes.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	DERIVATIVE FINANCIAL INSTRUMENTS

2006 CMBS Certificate Swaps

During 2006, an indirect wholly-owned subsidiary of the Company entered into nine forward-starting swap agreements (the “2006 CMBS Certificate Swaps”) in anticipation of the 2006 CMBS Transaction. In October 2006, the Company terminated the 2006 CMBS Certificate Swaps in connection with entering into the purchase and sale agreement for the 2006 CMBS Certificates (see Note 13). The Company determined a portion of the swaps to be an effective cash flow hedge and as a result, recorded a deferred loss of $12.8 million in accumulated other comprehensive loss, net of applicable income taxes on the Company’s Consolidated Balance Sheets. The deferred loss was amortized utilizing the effective interest method over the anticipated five year life of the 2006 CMBS Certificates and increased the effective interest rate on these certificates by 0.3%. On April 16, 2010, the Company wrote-off the remaining unamortized deferred loss of $3.6 million in connection with the repayment of the 2006 CMBS Certificates (see Note 13).

The Company recorded amortization of $0.6 million and $2.3 million as non-cash interest expense on the Company’s Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively.

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

The Company recorded amortization of $1.7 million as an offset to non-cash interest expense on the Company’s Consolidated Statements of Operations for the year ended December 31, 2009.

15.	REDEEMABLE NONCONTROLLING INTERESTS

In connection with the Company’s business operations in Canada and Central America, the Company entered into agreements with non-affiliated joint venture partners that contain both a put option for its partners and a call option for the Company, requiring or allowing the Company, in certain circumstances, to purchase the remaining interest in such entity at a price based on predetermined earnings multiples. Each of these options is triggered upon the occurrence of specified events and/or upon the passage of time. The put rights may be exercised on varying dates causing the Company to purchase the applicable partner’s equity interests (the “Redemption

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amount”) based on a formula defined in the respective joint venture agreements. During 2011 the Company paid approximately $0.7 million in exchange for the outstanding 4.6% noncontrolling interest in the Canadian joint venture increasing the Company’s interest in that joint venture to 100%. Neither the put or the call options for the Central American joint venture are currently exercisable by either the Company or its partners. The noncontrolling interest is classified as a redeemable equity interest in mezzanine (or temporary equity) on the Company’s Consolidated Balance Sheets.

The Company allocates income and losses to the noncontrolling interest holder based on the applicable membership interest percentage. After applying those provisions, the Company calculates the redemption amount at each reporting period and records the amount, if any, by which the redemption amount exceeds the book value as a charge against income (loss) available to common shareholders. As of December 31, 2011 the redeemable noncontrolling interest presented on the Company’s Consolidated Balance Sheet represents the estimated fair value of the amount the Company could be required to pay to redeem the noncontrolling interest at the date of the exercise of either the put or the call option.

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

16.	SHAREHOLDERS’ EQUITY

Common Stock equivalents

The Company has potential common stock equivalents related to its outstanding stock options (see Note 17), restricted stock units, the 1.875% Notes and the 4.0% Notes (see Note 13). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive for the years ended December 31, 2011, 2010 and 2009, respectively. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for the years presented.

Stock Repurchases

The Company’s Board of Directors authorized a stock repurchase program effective November 3, 2009. This program authorized the Company to purchase, from time to time, up to $250.0 million of the Company’s outstanding common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors.

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

During the year ended December 31, 2011, in connection with the stock repurchase program, the Company repurchased and retired 5,917,940 shares for an aggregate of $225.1 million including commissions and fees. During the year ended December 31, 2010, the Company repurchased and retired approximately 3,174,385 shares for an aggregate of $107.4 million including

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commissions and fees. During the year ended December 31, 2009, the Company repurchased and retired approximately 52,000 shares for an aggregate of $1.7 million including commissions and fees. As of December 31, 2011, the Company had a remaining authorization to repurchase an additional $150.0 million of its common stock under its current $300.0 million stock repurchase program.

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

The Company filed shelf registration statements on Form S-4 with the Securities and Exchange Commission registering 4.0 million of its Class A common stock in 2007. These shares may be issued in connection with acquisitions of wireless communication towers or antenna sites and related assets or companies that own wireless communication towers, antenna sites or related assets. During the years ended December 31, 2011 and 2010, the Company did not issue any shares of its Class A common stock pursuant to this registration statement in connection with acquisitions. During the year ended December 31, 2009, the Company issued approximately 0.9 million shares of its Class A common stock pursuant to this registration statement in connection with acquisitions. At December 31, 2011, approximately 1.7 million shares remain available for issuance under this shelf registration statement.

On March 3, 2009, the Company filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables the Company to issue shares of the Company’s Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, the Company will file a prospectus supplement and advise the Commission of the amount and type of securities each time the Company issues securities under this registration statement. For the year ended December 31, 2011, the Company did not issue any securities under this automatic shelf registration statement.

Shareholder Rights Plan and Preferred Stock

During January 2002, the Company’s Board of Directors adopted a shareholder rights plan and declared a dividend of one preferred stock purchase right for each outstanding share of the Company’s common stock. Each of these rights which are currently not exercisable will entitle the holder to purchase one one-thousandth (1/1000) of a share of the Company’s newly designated Series E Junior Participating Preferred Stock. In the event that any person or group acquires beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock or commences or announces an intention to commence a tender offer that would result in such person or group owning 15% or more of the Company’s common stock, each holder of a right (other than the acquirer) will be entitled to receive, upon payment of the exercise price, a number of shares of common stock having a market value equal to two times the exercise price of the right. In order to retain flexibility and the ability to maximize shareholder value in the event of transactions that may arise in the future, the Board retains the power to redeem the rights for a set amount. The rights were distributed on January 25, 2002 and expired on January 10, 2012.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	STOCK-BASED COMPENSATION

The Company has three equity participation plans (the 1999 Equity Participation Plan, the 2001 Equity Participation Plan and the 2010 Performance and Equity Incentive Plan (the “2010 Plan”), whereby options (both non-qualified and incentive stock options), restricted stock units, stock appreciation rights and other equity and performance based instruments may be granted to directors, employees and consultants. The options and restricted stock units generally vest from the date of grant on a straight-line basis over the vesting term and generally have a seven-year or a ten-year contractual life.

Upon the adoption of the 2010 Plan by the Company’s shareholders on May 6, 2010, no further grants were permitted under the 2001 Equity Participation Plan. Upon adoption of the 2001 Equity Participation Plan, no further grants were permitted under the 1999 Equity Participation Plan. The 2010 Plan provides for the issuance of a maximum of 15.0 million shares of our Class A common stock, however, the aggregate number of shares that may be issued pursuant to restricted stock awards, restricted stock unit awards, stock bonus awards, performance awards, other stock-based awards or other awards granted under the 2010 Plan will not exceed 7.5 million. As of December 31, 2011, the Company had 14,284,311 shares remaining available for future issuance under the 2010 Plan.

From time to time, restricted shares of Class A common stock or options to purchase Class A common stock have been granted under the Company’s equity participation plans at prices below market value at the time of grant. The Company did not have any non-cash compensation expense during the years ended December 31, 2011, 2010 and 2009, respectively, relating to the issuance of restricted shares or options to purchase Class A common stock at below market value at the time of grant.

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

	For the year ended December 31,
	2011	2010	2009

Risk free interest rate	0.66% - 2.17%	1.35% - 1.83%	1.30% - 1.92%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	53.9%	55.2%	55.7%
Expected lives	3.5 - 4.5 years	3.6 - 4.3 years	3.2 - 4.1 years

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s activities with respect to its stock option plans for the years ended 2011, 2010 and 2009 as follows (dollars and number of shares in thousands, except for per share data):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	3,786	$20.33
Granted	1,157	$20.26
Exercised	(659)	$9.69
Canceled	(88)	$30.43

Outstanding at December 31, 2009	4,196	$21.77
Granted	539	$35.64
Exercised	(889)	$17.01
Canceled	(60)	$26.71

Outstanding at December 31, 2010	3,786	$24.78
Granted	578	$41.91
Exercised	(704)	$21.53
Canceled	(52)	$32.07

Outstanding at December 31, 2011	3,608	$28.06	4.1	$53,772

Exercisable at December 31, 2011	1,968	$24.32	3.4	$36,682

Unvested at December 31, 2011	1,640	$32.54	5.1	$17,090

The weighted-average per share fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $18.53, $15.88 and $8.79, respectively.

The total intrinsic value for options exercised during the years ended December 31, 2011, 2010 and 2009 was $12.7 million, $17.8 million and $12.2 million, respectively. Cash received from option exercises under all plans for the years ended December 31, 2011, 2010 and 2009 was approximately $15.2 million, $15.1 million and $6.4 million, respectively. No tax benefit was realized for the tax deductions from option exercises under all plans for the years ended December 31, 2011, 2010 and 2009, respectively.

Additional information regarding options outstanding and exercisable at December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range	Outstanding (in thousands)	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price	Exercisable (in thousands)	Weighted Average Exercise Price
$ 0.00 - $ 5.25	102	1.9	$3.61	102	$3.61
$ 5.26 - $10.50	125	3.0	$8.54	125	$8.54
$10.51 - $21.00	1,107	4.1	$19.44	625	$19.25
$21.01 - $31.50	592	3.0	$28.25	543	$28.32
$31.51 - $47.25	1,682	4.8	$36.61	573	$33.20

	3,608			1,968

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of options outstanding that had not yet vested:

	Number of Shares	Weighted- Average Fair Value Per Share

Unvested as of December 31, 2010	1,924	$11.35
Shares granted	578	$18.53
Vesting during period	(819)	$11.03
Forfeited or canceled	(43)	$12.95

Unvested as of December 31, 2011	1,640	$14.00

The aggregate intrinsic value for stock options in the preceding tables represents the total intrinsic value, based on the Company’s closing stock price of $42.96 as of December 31, 2011. The amount represents the total intrinsic value that would have been received by the holders of the stock-based awards had these awards been exercised and sold as of that date.

As of December 31, 2011, the total unrecognized compensation cost related to unvested stock options outstanding under the Plans is $17.2 million. That cost is expected to be recognized over a weighted average period of 2.3 years.

The total fair value of shares vested during 2011, 2010, and 2009 was $9.0 million, $8.7 million, and $7.2 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the year ended December 31, 2011:

	Number of Units	Weighted- Average Grant Date Fair Value per share
	(in thousands)
Outstanding at December 31, 2010	130	$35.58
Granted	136	$41.66
Vested	(35)	$35.52
Forfeited/canceled	(5)	$37.38

Outstanding at December 31, 2011	226	$39.22

As of December 31, 2011, total unrecognized compensation expense related to unvested restricted stock units granted under the 2010 Plan was $4.2 million and is expected to be recognized over a weighted-average period of 3.2 years.

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

For the year ended December 31, 2011, 30,942 shares of Class A common stock were issued under the 2008 Purchase Plan, which resulted in cash proceeds to the Company of approximately $1.0 million compared to the year ended December 31, 2010 when approximately 34,597 shares of Class A common stock were issued under the 2008 Purchase Plan, which resulted in cash proceeds to the Company of $1.1 million. At December 31, 2011, 403,769 shares remained available for issuance under the 2008 Purchase Plan. In addition, the Company recorded $0.2 million, $0.2 million and $0.1 million of non-cash compensation expense relating to the shares issued under the 2008 Purchase Plan for each of the years ended December 31, 2011, 2010, and 2009, respectively.

Non-Cash Compensation Expense

The table below reflects a break out by category of the non-cash compensation expense amounts recognized on the Company’s Statements of Operations for the years ended December 31, 2011, 2010, and 2009, respectively:

	For the year ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)

Cost of revenues	$187	$189	$192
Selling, general and administrative	11,282	10,312	8,008

Total cost of non-cash compensation included in loss before provision for income taxes	11,469	10,501	8,200
Amount of income tax recognized in earnings	—	—	—

Amount charged against loss	$11,469	$10,501	$8,200

In addition, the Company capitalized $0.2 million, $0.1 million and $0.1 million of non-cash compensation for the years ended December 31, 2011, 2010 and 2009, respectively, to fixed and intangible assets.

18.	ASSET IMPAIRMENT

The Company evaluates its individual long-lived and related assets with finite lives for indicators of impairment to determine when an impairment analysis should be performed. The Company evaluates its tower assets and Current contract intangibles at the tower level, which is the lowest level for which identifiable cash flows exists. The Company evaluates its Network location intangibles for impairment at the tower leasing business level whenever indicators of impairment are present. The Company has established a policy to at least annually evaluate its tower assets and Current contract intangibles for impairment. In 2011 the Company recorded a $5.5 million impairment charge on completed and construction-in-process towers and related intangible assets that are not expected to achieve previously anticipated lease-up results. The amount of impairment was determined by using a discounted cash flow analysis which included estimates and assumptions such as general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. In 2010 the Company recorded a $5.9 million impairment charge on towers and related assets that were not expected to achieve previously anticipated lease-up results. In 2009 the Company recorded a $3.9 million impairment charge on towers and related assets that were not expected to achieve previously anticipated lease-up results.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	INCOME TAXES

Loss before provision for income taxes by geographic area is as follows:

	For the year ended December 31,
	2011	2010	2009
	(in thousands)
Domestic	$(118,671)	$(193,048)	$(140,425)
Foreign	(6,108)	(368)	(202)

Total	$(124,779)	$(193,416)	$(140,627)

The provision for income taxes consists of the following components:

	For the year ended December 31,
	2011	2010	2009
	(in thousands)
Current provision for taxes:
Federal	$—	$—	$(127)
Foreign	1,608	897	69
State	2,191	845	730

Total current	3,799	1,742	672

Deferred (benefit) provision for taxes:
Federal income taxes	(38,303)	(59,363)	(46,835)
State and local taxes	(5,111)	(6,083)	(5,314)
Foreign tax	(1,104)	(388)	220
Increase in valuation allowance	42,832	65,097	51,749

Total deferred	(1,686)	(737)	(180)

Total provision for income taxes	$2,113	$1,005	$492

A reconciliation of the provision for income taxes at the statutory U.S. Federal tax rate (35%) and the effective income tax rate is as follows:

	For the year ended December 31,
	2011	2010	2009
	(in thousands)
Statutory Federal benefit	$(43,673)	$(67,696)	$(48,586)
Foreign tax expense	1,576	1,065	158
State and local tax benefit	(1,898)	(3,405)	(2,980)
Convertible debt interest expense and COD income	1,333	4,364	(1,029)
Other	1,943	1,580	1,180
Valuation allowance	42,832	65,097	51,749

Provision for income taxes	$2,113	$1,005	$492

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred income tax asset (liability) accounts are as follows:

	As of December 31,
	2011	2010
	(in thousands)
Current deferred tax assets:
Allowance for doubtful accounts	$9	$70
Deferred revenue	18,207	23,522
Accrued liabilities	2,885	720
Valuation allowance	(20,962)	(24,268)

Total current deferred tax assets, net	$139	$44

Noncurrent deferred tax assets:
Net operating losses	$402,392	$385,516
Property, equipment & intangible basis differences	27,849	29,463
Accrued liabilities	10,166	8,640
Straight-line rents	8,090	9,100
Non-cash compensation	7,437	6,162
Other	2,741	2,877

Total noncurrent deferred tax assets	458,675	441,758

Noncurrent deferred tax liabilities:
Property, equipment & intangible basis differences	(300,432)	(327,339)
Convertible debt instruments	(3,823)	(5,117)
Early extinguishment of debt	(610)	—
Other	(4,887)	(3,403)
Valuation allowance	(154,886)	(113,490)

Total noncurrent deferred tax liabilities, net	$(5,963)	$(7,591)

Valuation allowances of $175.8 million and $137.8 million were recognized to offset net deferred income tax assets as of December 31, 2011 and 2010, respectively. The net increase in the valuation allowance for the years ended December 31, 2011 and 2010 was $38.1 million and $41.1 million, respectively. During the year ended December 31, 2011 the Company released valuation allowances of $1.0 million related to state deferred tax assets since it is more likely than not that these state deferred tax assets will be realized. At December 31, 2011 the valuation allowance related to federal and state tax credit carryovers was approximately $2.2 million and $0.4 million, respectively. These tax credits expire beginning 2017. At December 31, 2010 the valuation allowance related to federal and state tax credit carryovers was approximately $1.0 million and $0.4 million, respectively.

The Company has available at December 31, 2011, a net federal operating tax loss carry-forward of approximately $1.1 billion and an additional $116.7 million of net operating tax loss carry forward from stock options which will benefit additional paid-in capital when the loss is utilized. These net operating tax loss carry-forwards will expire between 2019 and 2031. The Internal Revenue Code places limitations upon the future availability of net operating losses based upon changes in the equity of the Company. If these occur, the ability of the Company to offset future income with existing net operating losses may be limited. In addition, the Company has available at December 31, 2011, a foreign net operating loss carry-forward of $9.8 million and a net state operating tax loss carry-forward of approximately $563.7 million. These net operating tax loss carry-forwards will expire between 2012 and 2031. At December 31, 2010, the Company had available a foreign net operating loss carry-foward of $6.0 million and a net state operating tax loss carry-forward of approximately $555.6 million.

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

Operating Leases and Capital Leases

The Company is obligated under various non-cancelable operating leases for land, office space, equipment and site leases that expire at various times through August 2111. In addition, the Company is obligated under various non-cancelable capital leases for vehicles that expire at various times through December 2015. The amounts applicable to capital leases for vehicles included in property and equipment, net were:

	As of December 31, 2011	As of December 31, 2010
	(in thousands)
Vehicles	$5,546	$3,110
Less: accumulated depreciation	(1,932)	(1,241)

Vehicles, net	$3,614	$1,869

The annual minimum lease payments under non-cancelable operating and capital leases in effect as of December 31, 2011 are as follows (in thousands):

For the year ended December 31,	Capital Leases	Operating Leases
2012	$1,124	$70,052
2013	989	69,917
2014	808	70,588
2015	440	70,866
2016	—	70,371
Thereafter	—	1,319,419

Total minimum lease payments	3,361	$1,671,213

Less: amount representing interest	(252)

Present value of future payments	3,109
Less: current obligations	(994)

Long-term obligations	$2,115

Future minimum rental payments under noncancelable ground leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable tower site and related revenue from tenant leases, thereby making it reasonably assured that the Company will renew the lease. The majority of operating leases provide for renewal at varying escalations. Fixed rate escalations have been included in the table disclosed above.

Rent expense for operating leases was $82.8 million, $75.4 million and $72.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, certain of the Company’s leases include contingent rent provisions which provide for the lessor to receive additional rent upon the attainment of certain tower operating results and or lease-up. Contingent rent expense for the years ended December 31, 2011, 2010 and 2009 was $13.7 million, $12.5 million and $9.9 million, respectively.

Capital Lease Obligations

The Company’s capital lease obligations outstanding were $3.1 million as of December 31, 2011 and $1.5 million as of December 31, 2010. As of December 31, 2011, these obligations bore interest rates ranging from 0.2% to 3.2% and will mature in periods ranging from approximately one to five years.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tenant Leases

The annual minimum tower lease income to be received for tower space and antenna rental under non-cancelable operating leases in effect as of December 31, 2011 is as follows:

For the year ended December 31,	(in thousands)
2012	$601,623
2013	533,969
2014	466,340
2015	379,738
2016	281,718
Thereafter	1,205,482

Total	$3,468,870

The Company’s tenant leases provide for annual escalations and multiple renewal periods, at the tenant’s option. The tenant rental payments disclosed in the table above do not assume exercise of tenant renewal options, however, fixed rate escalations have been included.

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

Contingent Purchase Obligations

As discussed in Note 7, from time to time, the Company agrees to pay additional consideration (or earnouts) for acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the one to three years after they have been acquired. For the years ended December 31, 2011 and 2010, certain earnings targets associated with the acquired towers were achieved, and therefore, the Company paid in cash $4.6 million and $8.7 million, respectively. As of December 31, 2011, the Company’s estimate of its potential obligation if the performance targets contained in various acquisition agreements were met was $5.5 million which the Company recorded in accrued expenses. The maximum potential obligation related to the performance targets was $11.0 million as of December 31, 2011.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code that provides for voluntary employee contributions up to the limitations set forth in Section 402(g) of the Internal Revenue Code. Employees have the opportunity to participate following completion of three months of employment and must be 21 years of age. Employer matching begins immediately upon the employee’s participation in the plan. For the years ended December 31, 2011, 2010 and 2009, the Company made a discretionary matching contribution of 50% of an employee’s contributions up to a maximum of $3,000. Company matching contributions were approximately $0.9 million, $0.7 million and $0.7 million for years ended December 31, 2011, 2010 and 2009, respectively.

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

Revenues, cost of revenues (exclusive of depreciation, accretion and amortization), capital expenditures (including assets acquired through the issuance of shares of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company continues to operate are presented below:

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment (1)	Total
	(in thousands)
For the year ended December 31, 2011
Revenues	$616,294	$17,272	$64,604	$—	$698,170
Cost of revenues (2)	$131,916	$12,984	$58,022	$—	$202,922
Depreciation, amortization and accretion	$306,399	$195	$1,375	$1,177	$309,146
Operating income (loss)	$116,668	$2,573	$(483)	$(8,099)	$110,659
Capital expenditures (3)	$502,222	$535	$3,401	$2,670	$508,828

For the year ended December 31, 2010
Revenues	$535,444	$19,210	$71,965	$—	$626,619
Cost of revenues (2)	$119,141	$14,975	$65,326	$—	$199,442
Depreciation, amortization and accretion	$276,598	$185	$1,056	$888	$278,727
Operating income (loss)	$78,422	$2,552	$(25)	$(6,676)	$74,273
Capital expenditures (3)	$393,133	$234	$1,501	$925	$395,793

For the year ended December 31, 2009
Revenues	$477,007	$17,408	$61,098	$—	$555,513
Cost of revenues (2)	$111,842	$13,234	$55,467	$—	$180,543
Depreciation, amortization and accretion	$256,703	$183	$811	$840	$258,537
Operating income (loss)	$60,542	$2,366	$(887)	$(7,067)	$54,954
Capital expenditures (3)	$246,569	$104	$794	$625	$248,092

Assets

As of December 31, 2011	$3,439,401	$4,787	$37,377	$124,834	$3,606,399
As of December 31, 2010	$3,218,892	$4,458	$35,567	$141,258	$3,400,175

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Excludes depreciation, amortization and accretion.
(3)	Includes acquisitions and related earn-outs and vehicle capital lease additions.

For the year ended December 31, 2011, 2010, and 2009, the Company’s leasing revenues generated outside of the United States were 3.4%, 1.0%, and 0.2%, respectively, of total consolidated leasing revenues. As of December 31, 2011 and 2010, the Company’s total assets outside of the United States were 8.7% and 3.2%, respectively, of total consolidated assets.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2011	2011	2011	2011
	(in thousands, except per share amounts)
Revenues	$183,819	$175,549	$171,053	$167,749
Depreciation, accretion and amortization	$(79,441)	$(78,136)	$(76,691)	$(74,878)
Operating income	$31,980	$27,571	$27,209	$23,899
Loss from extinguishment of debt, net	$—	$—	$—	$(1,696)
Net loss attributable to SBA Communications Corporation	$(29,081)	$(33,305)	$(29,819)	$(34,251)

Net loss per share – basic and diluted	$(0.27)	$(0.30)	$(0.27)	$(0.30)

	Quarter Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(in thousands, except per share amounts)
Revenues	$165,497	$158,642	$154,515	$147,965
Depreciation, accretion and amortization	$(72,723)	$(69,727)	$(68,831)	$(67,446)
Operating income	$16,695	$20,668	$20,024	$16,886
Loss from extinguishment of debt, net	$(6)	$(10)	$(48,932)	$(112)
Net loss attributable to SBA Communications Corporation	$(39,161)	$(34,488)	$(83,699)	$(37,326)

Net loss per share – basic and diluted	$(0.34)	$(0.30)	$(0.72)	$(0.32)

Basic and diluted net loss per share is computed by dividing net income by the weighted average number of shares for the period. Potentially dilutive shares have been excluded from the computation of diluted loss per share as their impact would have been anti-dilutive.

Because loss per share amounts are calculated using the weighted average number of common and dilutive common shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total loss per share amounts for the year.

24.	SUBSEQUENT EVENTS

On February 18, 2012 the Company entered into a purchase and sale agreement with certain affiliates of Mobilitie, LLC, under which the Company will purchase certain entities owning approximately 2,300 tower sites in the US and Central America and nine distributed antenna system (DAS) networks in the US for $1.093 billion. The consideration to be paid will be $850 million cash and the issuance of 5.25 million shares of the Company’s Class A common stock. The cash consideration will be paid from a combination of cash on hand, existing credit facilities and $500 million of new financing commitments. The closing of the transactions is scheduled to be completed in the second quarter of fiscal 2012.

Additionally, subsequent to December 31, 2012, the Company acquired an additional 64 towers and the rights to manage two additional communication sites for an aggregate consideration of approximately $34.7 million in cash.