Form 10-Q
period 2012-03-31
SBA COMMUNICATIONS CORP
filed 2012-05-07
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 121,276,174 shares of Class A common stock outstanding as of May 1, 2012.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$525,554	$47,316
Restricted cash	17,476	22,266
Short term investments	5,749	5,773
Accounts receivable, net of allowance of $221 and $135 at March 31, 2012 and December 31, 2011, respectively	23,916	22,100
Costs and estimated earnings in excess of billings on uncompleted contracts	16,993	17,655
Prepaid and other current assets	14,932	14,246

Total current assets	604,620	129,356

Property and equipment, net	1,575,262	1,583,393
Intangible assets, net	1,644,434	1,639,784
Deferred financing fees, net	39,664	42,064
Other assets	222,649	211,802

Total Assets	$4,086,629	$3,606,399

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,123	$12,755
Accrued expenses	19,712	23,746
Deferred revenue	47,809	49,779
Accrued interest	24,670	32,351
Current portion of long-term debt	5,000	5,000
Other current liabilities	3,619	3,250

Total current liabilities	113,933	126,881

Long-term liabilities:
Long-term debt	3,565,226	3,349,485
Other long-term liabilities	135,854	129,282

Total long-term liabilities	3,701,080	3,478,767

Commitments and contingencies

Redeemable noncontrolling interests	12,044	12,064

Shareholders’ equity (deficit):
Common stock - Class A, par value $0.01, 400,000 shares authorized, 115,974 and 109,675 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,160	1,097
Additional paid-in capital	2,560,955	2,268,244
Accumulated deficit	(2,303,770)	(2,281,139)
Accumulated other comprehensive income, net	1,227	485

Total shareholders’ equity (deficit)	259,572	(11,313)

Total liabilities and shareholders’ equity (deficit)	$4,086,629	$3,606,399

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended March 31,
	2012	2011

Revenues:
Site leasing	$172,923	$146,484
Site development	19,567	21,265

Total revenues	192,490	167,749

Operating expenses:

Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	35,407	31,976
Cost of site development	16,786	18,728
Selling, general and administrative	17,215	15,895
Asset impairment	349	—
Acquisition related expenses	344	2,373
Depreciation, accretion and amortization	82,100	74,878

Total operating expenses	152,201	143,850

Operating income	40,289	23,899

Other income (expense):
Interest income	47	30
Interest expense	(42,248)	(37,781)
Non-cash interest expense	(16,991)	(15,393)
Amortization of deferred financing fees	(2,433)	(2,199)
Loss from extinguishment of debt, net	—	(1,696)
Other income (expense)	12	(545)

Total other expense	(61,613)	(57,584)

Loss before provision for income taxes	(21,324)	(33,685)
Provision for income taxes	(1,327)	(691)

Net loss	(22,651)	(34,376)
Net loss attributable to the noncontrolling interest	20	125

Net loss attributable to SBA Communications Corporation	$(22,631)	$(34,251)

Net loss per common share attributable to SBA Communications Corporation:
Basic and diluted	$(0.20)	$(0.30)

Basic and diluted weighted average number of common shares	111,431	114,416

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited) (in thousands)

	For the three months ended March 31,
	2012	2011
Net loss	$(22,651)	$(34,376)
Other comprehensive loss associated with derivative instruments:
Foreign currency translation adjustments	742	184

Comprehensive loss	(21,909)	(34,192)
Comprehensive loss attributable to the noncontrolling interest	20	125

Comprehensive loss attributable to SBA Communications Corporation	$(21,889)	$(34,067)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(unaudited) (in thousands)

					Accumulated Other Comprehensive Income, net	Total
	Class A		Additional Paid-In Capital	Accumulated Deficit
	Common Stock
	Shares	Amount

BALANCE, December 31, 2011	109,675	$1,097	$2,268,244	$(2,281,139)	$485	$(11,313)
Net loss attributable to SBA Communications Corporation	—	—	—	(22,631)	—	(22,631)
Foreign currency translation adjustments	—	—	—	—	742	742
Non-cash compensation	—	—	3,109	—	—	3,109
Common stock issued in connection with option plans/restriction lapse	294	3	5,760	—	—	5,763
Proceeds from sale of common stock	6,005	60	283,842	—	—	283,902

BALANCE, March 31, 2012	115,974	$1,160	$2,560,955	$(2,303,770)	$1,227	$259,572

The accompanying notes are an integral part of these consolidated financial statements

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,651)	$(34,376)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization	82,100	74,878
Non-cash interest expense	16,991	15,393
Deferred income tax expense (benefit)	17	(298)
Asset impairment	349	—
Non-cash compensation expense	3,057	2,781
Provision for doubtful accounts	149	—
Amortization of deferred financing fees	2,433	2,199
Loss from extinguishment of debt, net	—	1,696
Other non-cash items reflected in the Statements of Operations	(83)	590
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	(1,259)	1,260
Prepaid and other assets	(10,143)	(1,319)
Accounts payable and accrued expenses	(3,293)	(1,446)
Accrued interest	(7,681)	(7,631)
Other liabilities	6,054	(539)

Net cash provided by operating activities	66,040	53,188

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and related earn-outs	(51,148)	(90,297)
Capital expenditures	(24,852)	(20,155)
Purchase of investments	(1,198)	—
Proceeds from sales/maturities of investments	1,225	1,686
Proceeds from disposition of fixed assets	54	18
Release of restricted cash relating to tower removal obligations	29	—

Net cash used in investing activities	(75,890)	(108,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	283,902	—
Repurchase and retirement of common stock	—	(75,036)
Borrowings under the Revolving Credit Facility	200,000	175,000
Principal payments under capital lease obligations	(291)	—
Repayment of Term Loan	(1,250)	—
Proceeds from employee stock purchase/stock option plans	5,763	4,919
Payment of deferred financing fees	(33)	(79)
Payment of restricted cash relating to CMBS Certificates	—	(648)
Purchase of noncontrolling interests	—	(717)
Repurchase of 1.875% Convertible Notes	—	(17,038)

Net cash provided by financing activities	488,091	86,401

Effect of exchange rate changes on cash and cash equivalents	(3)	9

NET INCREASE IN CASH AND CASH EQUIVALENTS	478,238	30,850
CASH AND CASH EQUIVALENTS:
Beginning of period	47,316	64,254

End of period	$525,554	$95,104

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months ended March 31,
	2012	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$49,997	$45,532

Income taxes	$419	$511

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Assets acquired through capital leases	$299	$238

Increase in accounts payable and accrued expenses for capital expenditures	$506	$625

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for SBA Communications Corporation and its subsidiaries (the “Company”). The December 31, 2011 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give a true indication of the results for the year. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in consolidated financial statements and accompanying notes. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial statements and accompanying notes, the actual amount of such estimates, when known, will vary from these estimates.

2.	FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnouts related to acquisitions are measured at fair value on a recurring basis using Level 3 inputs. The Company determines the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value, using a discounted probability-weighted approach, as determined using Level 3 inputs. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation if the performance targets contained in various acquisition agreements were met was $3.1 million and $5.5 million as of March 31, 2012 and December 31, 2011, respectively, which the Company recorded in accrued expenses on its Consolidated Balance Sheet. The maximum potential obligation related to the performance targets was $9.5 million as of March 31, 2012.

Items Measured at Fair Value on a Nonrecurring Basis— The Company’s intangibles, certain long-lived assets, and asset retirement obligations are measured at fair value on a nonrecurring basis using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company considers many factors and makes certain assumptions when making this assessment, including but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. The fair value of the long-lived assets, intangibles and asset retirement obligations is calculated using a discounted cash flow model. During the three months ended March 31, 2012, the Company recognized an impairment charge of $0.3 million, related to its long-lived assets resulting from the Company’s analysis that the future cash flows from certain tower sites would not recover the carrying value of the investment in those tower sites. During the three months ended March 31, 2011, the Company did not record any impairment charges.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments, which consist of $5.6 million in certificate of deposits, as of each of March 31, 2012 and December 31, 2011, approximate their related estimated fair values due to the short maturity of those instruments. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of each of the dates ending March 31, 2012 and December 31, 2011, the carrying value and fair value of the held-to-maturity investments, including current portion, was $1.4 million and $1.6 million, respectively.

The Company determines fair value of its debt instruments utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Revolving Credit Facility is considered to be equal to the carrying value because the interest payments are based on Eurodollar rates that reset every month. The Company does not believe its credit risk has changed materially from the date the applicable Eurodollar Rate plus 187.5 basis points was set. The following table reflects fair values, principal values and carrying values of the Company’s debt instruments (see Note 8).

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of March 31, 2012			As of December 31, 2011
	Fair Value	Principal Value	Carrying Value	Fair Value	Principal Value	Carrying Value
	(in millions)

1.875% Convertible Senior Notes due 2013	$673.8	$535.0	$493.9	$605.2	$535.0	$485.0
4.0% Convertible Senior Notes due 2014	$880.3	$500.0	$405.5	$761.6	$500.0	$397.6
8.0% Senior Notes due 2016	$403.1	$375.0	$373.3	$405.0	$375.0	$373.2
8.25% Senior Notes due 2019	$413.9	$375.0	$372.4	$407.8	$375.0	$372.4
4.254% 2010-1C Tower Securities	$708.4	$680.0	$680.0	$699.0	$680.0	$680.0
5.101% 2010-2C Tower Securities	$594.4	$550.0	$550.0	$579.0	$550.0	$550.0
Revolving Credit Facility	$200.0	$200.0	$200.0	$—	$—	$—
Term Loan	$495.0	$496.3	$495.1	$494.4	$497.5	$496.3

3.	RESTRICTED CASH

Restricted cash consists of the following:

	As of March 31, 2012	As of December 31, 2011	Included on Balance Sheet
	(in thousands)
Securitization escrow accounts	$16,553	$21,378	Restricted cash - current asset
Payment and performance bonds	923	888	Restricted cash - current asset
Surety bonds and workers compensation	11,466	11,495	Other assets - noncurrent

Total restricted cash	$28,942	$33,761

Securitization escrow accounts relate to funds that are required to be in escrow pursuant to the terms of the Secured Tower Revenue Securities Series 2010-1 (the “2010-1 Tower Securities”) and the Secured Tower Revenue Securities Series 2010-2 (the “2010-2 Tower Securities” and together with the 2010-1 Tower Securities, the “2010 Tower Securities”) (see Note 8). Pursuant to the terms of the 2010 Tower Securities, the Company is required to establish a controlled deposit account, held by the indenture trustee, into which all rents and other sums due on the towers that secure the 2010 Tower Securities are directly deposited by the lessees. These restricted cash amounts are used to fund reserve accounts for the payment of (1) debt service costs, (2) ground rents, real estate and personal property taxes and insurance premiums related to tower sites, (3) trustee and servicing expenses, (4) management fees, and (5) to reserve a portion of advance rents from tenants. The restricted cash in the controlled deposit account in excess of required reserve balances is subsequently released to the Borrowers (as defined below) monthly, provided that the Borrowers are in compliance with their debt service coverage ratio and that no event of default has occurred. All monies held by the indenture trustee are classified as restricted cash on the Company’s Consolidated Balance Sheets.

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of March 31, 2012, the Company had $21.6 million in surety, payment and performance bonds for which it was required to post $10.5 million in collateral. As of December 31, 2011, the Company had $20.6 million in surety, payment and performance bonds for which it was required to post $10.1 million in collateral. The Company

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. The Company had pledged $2.3 million as of each date of March 31, 2012 and December 31, 2011, as collateral related to its workers compensation policy.

4.	ACQUISITIONS

During the first quarter of 2012, the Company acquired 78 completed towers and related assets and liabilities. These acquisitions were not significant to the Company and, accordingly, pro forma financial information has not been presented. The Company evaluates all acquisitions after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met.

The following table summarizes the Company’s acquisition capital expenditures:

	For the three months ended March 31,
	2012	2011
	(in thousands)
Towers and related intangible assets	$43,715	$81,793
Ground lease land purchases	5,671	7,189
Earnouts	1,762	1,315

Total acquisition capital expenditures	$51,148	$90,297

The Company paid, as part of the ground lease purchase program, $1.5 million and $1.2 million for ground lease extensions during the three months ended March 31, 2012 and 2011, respectively.

Earnouts

The Company recorded $1.4 million of income, net, related to contingent consideration adjustments in the three months ended March 31, 2012. During the same period of the prior year, the Company recorded $0.6 million of expense, net, related to contingent consideration adjustments. As of March 31, 2012 the Company’s estimate of its potential obligation if the performance targets contained in various acquisition agreements were met was $3.1 million which the Company recorded in accrued expenses.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of March 31, 2012			As of December 31, 2011
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
	(in thousands)
Current contract intangibles	$1,415,820	$(356,843)	$1,058,977	$1,391,001	$(333,522)	$1,057,479
Network location intangibles	788,759	(203,302)	585,457	772,467	(190,162)	582,305

Intangible assets, net	$2,204,579	$(560,145)	$1,644,434	$2,163,468	$(523,684)	$1,639,784

All intangible assets noted above are included in our site leasing segment. The Company amortizes its intangible assets using the straight-line method over fifteen years. Amortization expense relating to the intangible assets above was $36.4 million and $32.0 million for the three months ended March 31, 2012 and 2011, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the purchase price is finalized for all acquisitions.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of March 31, 2012	As of December 31, 2011
	(in thousands)
Towers and related components	$2,606,894	$2,587,897
Construction-in-process	33,371	23,076
Furniture, equipment and vehicles	30,233	29,711
Land, buildings and improvements	174,542	168,988

	2,845,040	2,809,672
Less: accumulated depreciation	(1,269,778)	(1,226,279)

Property and equipment, net	$1,575,262	$1,583,393

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $45.6 million and $42.8 million for the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012 and December 31, 2011, non-cash capital expenditures that are included in accounts payable and accrued expenses were $7.9 million and $7.2 million, respectively.

7.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of March 31, 2012	As of December 31, 2011
	(in thousands)
Cost incurred on uncompleted contracts	$38,907	$37,790
Estimated earnings	14,560	14,268
Billings to date	(36,796)	(34,706)

	$16,671	$17,352

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

These amounts are included on the accompanying Consolidated Balance Sheets under the following captions:

	As of March 31, 2012	As of December 31, 2011
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$16,993	$17,655
Other current liabilities (Billings in excess of costs and estimated earnings on uncompleted contracts)	(322)	(303)

	$16,671	$17,352

At March 31, 2012, five significant customers comprised 88.5% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, while at December 31, 2011, five significant customers comprised 91.4% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	DEBT

The carrying value of debt consists of the following:

	As of March 31, 2012	As of December 31, 2011
	(in thousands)

1.875% Convertible Senior Notes. Principal balance of $535.0 million as of March 31, 2012 and December 31, 2011.	$493,883	$484,970
4.0% Convertible Senior Notes. Principal balance of $500.0 million as of March 31, 2012 and December 31, 2011.	405,502	397,612
8.0% Senior Notes. Principal balance of $375.0 million as of March 31, 2012 and December 31, 2011.	373,279	373,198
8.25% Senior Notes. Principal balance of $375.0 million as of March 31, 2012 and December 31, 2011.	372,427	372,365
4.254% Secured Tower Revenue Securities Series 2010-1	680,000	680,000
5.101% Secured Tower Revenue Securities Series 2010-2	550,000	550,000
Revolving Credit Facility	200,000	—
Term Loan. Principal balance of $496.3 million and $497.5 million as of March 31, 2012 and December 31, 2011, respectively.	495,135	496,340

Total debt	3,570,226	3,354,485
Less: current maturities of long-term debt	(5,000)	(5,000)

Total long-term debt, net of current maturities	$3,565,226	$3,349,485

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	Three months ended March 31, 2012		Three months ended March 31, 2011
	Cash Interest	Non-cash Interest	Cash Interest	Non-cash Interest
	(in thousands)		(in thousands)
1.875% Convertible Senior Notes	$2,508	$8,913	$2,567	$8,320
4.0% Convertible Senior Notes	5,000	7,890	5,000	6,941
8.0% Senior Notes	7,500	81	7,500	75
8.25% Senior Notes	7,734	62	7,734	57
2010 Secured Tower Revenue Securities	14,344	—	14,342	—
Revolving Credit Facility	515	—	756	—
Term Loan	4,715	45	—	—
Capitalized interest	(68)	—	(118)	—

Total	42,248	16,991	37,781	15,393

Revolving Credit Facility

The Revolving Credit Facility consists of a revolving loan under which up to $500.0 million aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest at the Eurodollar Rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Amended and Restated Credit Agreement (the “Senior Credit Agreement”) entered into by SBA Senior Finance II, LLC (“SBA Senior Finance II”) on June 30, 2011. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, June 30, 2016. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. A per annum commitment fee of 0.375% to 0.5% of the unused commitments under the Revolving Credit Facility is charged based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period. As of March 31, 2012, SBA Senior Finance II and SBAC were in compliance with the financial covenants contained in the Senior Credit Agreement.

During the three months ended March 31, 2012, the Company borrowed $200.0 million under the Revolving Credit Facility. As of March 31, 2012, the availability under the Revolving Credit Facility was $300.0 million. As further discussed in Note 15, subsequent to March 31, 2012, the Company increased the aggregate principal amount of its Revolving Credit Facility under the Senior Credit Agreement by $100.0 million and borrowed an additional $284.0 million.

Term Loan

The Term Loan consists of a senior secured term loan in an initial aggregate principal amount of $500.0 million and matures on June 30, 2018. The Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin of 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus a margin of 275 basis points (with a Eurodollar Rate floor of 1%). Quarterly principal payments have commenced as of September 30, 2011, in which the principal on the Term Loan is repaid $1.25 million on the last day of each March, June, September and December. The remaining principal balance of the Term Loan will be due and payable on the maturity date. SBA Senior Finance II has the ability to prepay any or all amounts under the Term Loan. However, to the extent the Term Loan is prepaid prior to June 30, 2012 from the proceeds of a substantially concurrent issuance of certain other syndicated loans, a prepayment fee equal to 1.0% of the aggregate principal amount of such prepayment will apply. The Term Loan was issued at 99.75% of par value.

During the three months ended March 31, 2012, the Company made a scheduled principal repayment of $1.25 million. As of March 31, 2012, the Term Loan had a principal balance of $496.3 million.

For a detailed discussion of the terms of the Senior Credit Agreement, see Note 13 in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission, or the Commission, on February 27, 2012 (the “Form 10-K”).

Secured Tower Revenue Securities Series 2010

On April 16, 2010, a New York common law trust (the “Trust”) issued $680.0 million of 2010-1 Tower Securities and $550.0 million of 2010-2 Tower Securities. The 2010-1 Tower Securities have an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The weighted average annual fixed coupon interest rate of the 2010 Tower Securities is 4.7%, including borrowers’ fees, payable monthly. The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 16, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 16, 2017 and April 16, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

favor of SBA Properties, Inc., SBA Sites, Inc., and SBA Structures, Inc., indirect wholly-owned operating subsidiaries of the Company (collectively, the “Borrowers”). For a detailed discussion of the 2010 Tower Securities, see Note 13 in the Notes to Consolidated Financial Statements included in the Form 10-K.

As of March 31, 2012, the Borrowers met the required Debt Service Coverage Ratio and were in compliance with all other covenants as set forth in the mortgage loan agreement.

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

Concurrently with the pricing of the 1.875% Notes, the Company entered into convertible note hedge transactions and warrant transactions with affiliates of certain of the initial purchasers of the convertible notes. The initial strike price of the convertible note hedge transactions relating to the 1.875% Notes is $41.46 per share of the Company’s Class A common stock (the same as the initial conversion price of the 1.875% convertible notes) and the upper strike price of the warrants is $67.37 per share. Although the Company initially entered into convertible note hedge and warrant transactions to cover the full amount of the shares that were issuable upon conversion of the 1.875% Notes, as a result of the bankruptcy of Lehman Brothers OTC Derivatives Inc. (“Lehman Derivatives”), on November 7, 2008, the Company terminated the convertible note hedge transaction with Lehman Derivatives which covered 55% of the 13,265,780 shares of the Company’s Class A common stock potentially issuable upon conversion of the 1.875% Notes. Consequently, the Company does not currently have a hedge with respect to those shares and, to the extent that the market price of the Company’s Class A common stock exceeds $41.46 per share upon conversion of the notes, the Company will be subject to dilution or if the Company settles in cash, additional costs, upon conversion of that portion of the 1.875% Notes. For subsequent activity relating to the Lehman Derivatives, see Note 15.

The 1.875% Notes are reflected at carrying value in long-term debt in the Company’s Condensed Consolidated Balance Sheets. The following table summarizes the balances for the 1.875% Notes:

	As of March 31, 2012	As of December 31, 2011
	(in thousands)
Principal balance	$535,000	$535,000
Debt discount	(41,117)	(50,030)

Carrying value	$493,883	$484,970

The Company is amortizing the debt discount on the 1.875% Notes utilizing the effective interest method over the life of the 1.875% Notes which increases the effective interest rate from its coupon rate of 1.875% to 9.4%. As of March 31, 2012, the carrying amount of the equity component related to the 1.875% Notes was $156.6 million.

4.0% Convertible Senior Notes due 2014

On April 24, 2009, the Company issued $500.0 million of its 4.0% Convertible Senior Notes (the “4.0% Notes”). Interest on the 4.0% Notes is payable semi-annually on April 1 and October 1. The maturity date of the 4.0% Notes is

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The 4.0% Notes are reflected at carrying value in long-term debt in the Company’s Condensed Consolidated Balance Sheets. The following table summarizes the balances for the 4.0% Notes:

	As of March 31, 2012	As of December 31, 2011
	(in thousands)
Principal balance	$500,000	$500,000
Debt discount	(94,498)	(102,388)

Carrying value	$405,502	$397,612

The Company is amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate from its coupon rate of 4.0% to 13.0%. As of March 31, 2012, the carrying amount of the equity component related to the 4.0% Notes was $169.0 million.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Senior Notes

On July 24, 2009, the Company’s wholly-owned subsidiary, SBA Telecommunications, Inc. (“Telecommunications”), issued $750.0 million of unsecured senior notes (the “Senior Notes”), $375.0 million of which are due August 15, 2016 (the “2016 Notes”) and $375.0 million of which are due August 15, 2019 (the “2019 Notes”). The 2016 Notes accrue interest at a rate of 8.00% and were issued at a price of 99.330% of their face value. The 2019 Notes accrue interest at a rate of 8.25% and were issued at a price of 99.152% of their face value. Interest on the 2016 Notes and 2019 Notes is due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. The Company is amortizing the debt discount on the 2016 Notes and the 2019 Notes utilizing the effective interest method over the life of the 2016 Notes and 2019 Notes, respectively. The principal amounts of the Senior Notes were partially paid down subsequent to March 31, 2012. For further details on the events relating to the Senior Notes, see Note 15.

9.	SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has potential common stock equivalents related to its outstanding stock options and restricted stock units (see Note 11) and the 1.875% Notes and the 4.0% Notes (see Note 8). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive for each of the three months ended March 31, 2012 and 2011, respectively. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for each period presented.

Stock Repurchases

On April 27, 2011, the Company’s Board of Directors (1) terminated its $250.0 million stock repurchase program and (2) approved a new $300.0 million stock repurchase program. This program authorizes the Company to purchase, from time to time, up to $300.0 million of the Company’s outstanding common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program became effective on April 28, 2011 and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in the Company’s sole discretion.

During the three months ended March 31, 2012, the Company did not repurchase any shares of Class A common stock. As of March 31, 2012, the Company had a remaining authorization to repurchase $150.0 million of its Class A common stock under its current $300.0 million stock repurchase program. During the three months ended March 31, 2011, the Company repurchased and retired 1,796,694 shares of its Class A common stock for an aggregate of $75.0 million including commissions and fees under the terminated $250.0 million stock repurchase program.

Equity Issuances

On March 7, 2012, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Citigroup Global Markets Inc. and J.P. Morgan Securities LLC (together, the “Underwriters”) pursuant to which the Company sold to the Underwriters 6,005,000 shares of the Company’s Class A common stock at $47.30 per share (proceeds of $283.9 million, net of related fees). The shares were issued and sold pursuant to the Company’s shelf registration statement on Form S-3 and prospectus supplement related thereto. On April 13, 2012, the proceeds of this offering were used to partially pay down principal balances of the Senior Notes. Please see Note 15 for further details.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	REDEEMABLE NONCONTROLLING INTERESTS

In connection with the Company’s business operations in Central America, the Company entered into an agreement with a non-affiliated joint venture partner that contains both a put option for its partner and a call option for the Company, requiring or allowing the Company, in certain circumstances, to purchase the remaining interest in such entity at a price based on predetermined earnings multiples. Each of these options is triggered upon the occurrence of specified events and/or upon the passage of time. The put right may be exercised on varying dates causing the Company to purchase the partner’s equity interest (the “Redemption Amount”) based on a formula defined in the joint venture agreement. The noncontrolling interest is classified as a redeemable equity interest in mezzanine (or temporary) equity on the Company’s Consolidated Balance Sheets.

The Company allocates income and losses to the noncontrolling interest holder based on the applicable membership interest percentage. After applying those provisions, the Company calculates the redemption amount at each reporting period and records the amount, if any, by which the redemption amount exceeds the book value as a charge against income (loss) available to common shareholders. As of March 31, 2012 the carrying value of the Company’s redeemable noncontrolling interest exceeded the fair value of the amount the Company could be required to pay to redeem the noncontrolling interest at the date of exercise of either the put or call option. Accordingly, the carrying value is presented on the Company’s Consolidated Balance Sheet.

In addition, during the first quarter of 2011, the Company paid approximately $0.7 million in exchange for the outstanding 4.6% noncontrolling interest in a Canadian joint venture increasing the Company’s interest in that joint venture to 100%.

11.	STOCK-BASED COMPENSATION

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

	For the three months ended March 31,
	2012	2011
Risk free interest rate	0.62% - 0.83%	1.68% - 2.17%
Dividend yield	0.0%	0.0%
Expected volatility	53.0%	53.9%
Expected lives	3.8 - 4.6 years	3.5 - 4.5 years

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s activities with respect to its stock options for the three months ended March 31, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)
	(in thousands)
Outstanding at December 31, 2011	3,608	$28.06
Granted	602	47.52
Exercised	(246)	25.72
Canceled	—	—

Outstanding at March 31, 2012	3,964	$31.16	4.38

Exercisable at March 31, 2012	2,383	$25.84	3.40

Unvested at March 31, 2012	1,581	$39.18	5.86

The weighted-average fair value of options granted during the three months ended March 31, 2012 and 2011 was $20.28 and $18.63, respectively. The total intrinsic value for options exercised during the three months ended March 31, 2012 and 2011 was $5.5 million and $5.7 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2012:

	Number of Units	Weighted- Average Grant Date Fair Value per share
	(in thousands)
Outstanding at December 31, 2011	225	$39.22
Granted	129	$47.52
Restriction Lapse	(56)	$39.12
Forfeited/Canceled	—	$—

Outstanding at March 31, 2012	298	$42.82

12.	INCOME TAXES

The Company had federal taxable losses during the three months ended March 31, 2012 and 2011, and as a result, federal net operating loss carry-forwards have been generated. The majority of these net operating loss carry-forwards have a full valuation allowance as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses. However, a foreign tax provision is recognized because certain international subsidiaries of the Company are in a net deferred tax liability position. Additionally, a deferred state tax provision is also recognized based on the Company’s assessment that future taxable income in certain state jurisdictions will be generated to utilize deferred tax assets.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	SEGMENT DATA

The Company operates principally in three business segments: site leasing, site development consulting and site development construction. The Company’s reportable segments are strategic business units that offer different services. The site leasing segment includes results of the managed and sublease businesses. Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2012 and 2011 is shown below:

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment (1)	Total
			(in thousands)
Three months ended March 31, 2012
Revenues	$172,923	$5,821	$13,746	$—	$192,490
Cost of revenues (2)	$35,407	$3,998	$12,788	$—	$52,193
Depreciation, amortization and accretion	$81,326	$86	$430	$258	$82,100
Operating income (loss)	$42,254	$1,135	$(1,080)	$(2,020)	$40,289
Capital expenditures (3)	$75,416	$85	$428	$370	$76,299

Three months ended March 31, 2011
Revenues	$146,484	$4,191	$17,074	$—	$167,749
Cost of revenues (2)	$31,976	$3,227	$15,501	$—	$50,704
Depreciation, amortization and accretion	$74,265	$45	$310	$258	$74,878
Operating income (loss)	$25,035	$571	$(154)	$(1,553)	$23,899
Capital expenditures (3)	$109,652	$41	$365	$632	$110,690

Assets
As of March 31, 2012	$3,446,488	$6,743	$34,733	$598,665	$4,086,629
As of December 31, 2011	$3,439,401	$4,787	$37,377	$124,834	$3,606,399

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Excludes depreciation, amortization and accretion.
(3)	Includes acquisitions and related earn-outs and vehicle capital lease additions.

For the three months ended March 31, 2012 and 2011, the Company’s leasing revenues generated outside of the United States were 5.9% and 2.2%, respectively, of total consolidated leasing revenues. As of March 31, 2012 and December 31, 2011, the Company’s total assets outside of the United States were 8.0% and 8.7%, respectively, of total consolidated assets.

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

The following is a list of significant customers (representing at least 10% of revenue for the periods reported) and the percentage of total revenue for the specified time periods derived from such customers:

Site Leasing Revenue	For the three months ended March 31,
	2012	2011
AT&T	25.6%	27.0%
Sprint	23.6%	22.4%
Verizon	14.6%	15.6%
T-Mobile	10.4%	11.4%

Site Development Consulting Revenue	For the three months ended March 31,
	2012	2011
Ericsson, Inc	23.1%	2.6%
T-Mobile	14.1%	6.2%
Verizon	12.6%	17.4%
Nsoro Mastec	6.0%	15.7%

Site Development Construction Revenue	For the three months ended March 31,
	2012	2011
Nsoro Mastec	34.1%	35.4%
T-Mobile	16.7%	12.3%
Ericsson, Inc	11.1%	11.8%

At March 31, 2012, five significant customers comprised 54.9% of total gross accounts receivable compared to five significant customers which comprised 50.4% of total gross accounts receivable at December 31, 2011.

15.	SUBSEQUENT EVENTS

Mobilitie Acquisition

On April 2, 2012, the Company, through its wholly-owned subsidiary SBA Monarch Acquisition, LLC (“SBA Monarch”), completed the acquisition of the equity interests of specified entities that were affiliates of Mobilitie LLC (the “Mobilitie Acquisition”). As of April 2, 2012, these entities owned 2,275 towers with an additional 42 towers in development in the US and Central America and also owned indoor and outdoor distributed antenna system (DAS) assets in Chicago, Las Vegas, New York City and Auburn, Alabama. The total consideration paid by the Company in the Mobilitie Acquisition was (i) $850.0 million in cash and (ii) 5,250,000 newly issued shares of the Company’s Class A common stock. In connection with the subsequent offering by the selling shareholders of the 5,250,000 shares of Class A common stock received in the Mobilitie Acquisition, the Company agreed not to sell, pledge or otherwise dispose of any shares for a period of 45 days from April 2, 2012 without the prior written consent of the underwriter, except as otherwise permitted under the terms of the underwriting agreement. The Company is in process of evaluating the purchase price valuation regarding the acquisition.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Bridge Loan

Simultaneous with the closing of the Mobilitie Acquisition, SBA Monarch entered into a credit agreement among SBA Monarch, as borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Barclays Bank PLC, as joint lead arrangers and bookrunners (the “Bridge Loan Credit Agreement”). Pursuant to the Bridge Loan Credit Agreement, SBA Monarch borrowed an aggregate principal amount of $400 million under a senior secured bridge loan (the “bridge loan”). The bridge loan will mature on April 1, 2013. Amounts borrowed under the Bridge Loan Credit Agreement are secured by a first lien on substantially all of the assets (other than leasehold, easement and fee interests in real property) of SBA Monarch and SBA Monarch’s subsidiaries (the assets acquired in the Mobilitie Acquisition), and a pledge of Telecommunications’ interests in SBA Monarch. The bridge loan bears interest, at SBA Monarch’s election, at either the Base Rate plus a margin that ranges from 2.00% to 2.50% or the Eurodollar Rate plus a margin that ranges from 3.00% to 3.50%, in each case based on SBA Monarch’s ratio of Consolidated Total Debt to Consolidated Adjusted EBITDA (calculated in accordance with the Bridge Loan Credit Agreement). As of April 30, 2012, the bridge loan bears interest at the Eurodollar Rate plus 3.5% (currently 3.74%). The Bridge Loan Credit Agreement also contains customary affirmative and negative covenants.

The proceeds from the bridge loan and borrowings under the Revolving Credit Facility (see Note 8) were used to fund the cash consideration paid in the Mobilitie acquisition and to pay related fees and expenses. Any principal of the bridge loan which has not been prepaid will be repaid on the maturity date. SBA Monarch has the ability to prepay any or all amounts under the bridge loan without premium or penalty.

The Bridge Loan Credit Agreement requires SBA Monarch’s ratio of Consolidated Total Debt to Consolidated Adjusted EBITDA not to exceed 7.0 to 1.0 for any fiscal quarter. The Bridge Loan Credit Agreement also contains customary affirmative and negative covenants that, among other things, limit the ability of SBA Monarch and its subsidiaries to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions, merge or consolidate, make certain restricted payments, enter into transactions with affiliates, make certain capital expenditures and engage in certain asset dispositions, including a sale of all or substantially all of their property.

Upon the occurrence of certain bankruptcy and insolvency events with respect to Telecommunications, a wholly-owned subsidiary of the Company, or any of its subsidiaries, all amounts due under the Bridge Loan Credit Agreement and other loan documents become immediately due and payable. If certain other events of default occur and are continuing, including failure to pay the principal and interest when due, a breach of a negative covenant or failure to perform any other requirement in the Bridge Loan Credit Agreement, the Bridge Loan Guarantee and Collateral Agreement (as described below) and certain other debt instruments of Telecommunications or subsidiaries of Telecommunications, then, with the consent of or upon the request of the lenders holding more than 50% of the aggregate unpaid principal amount of the bridge loan, all amounts due under the Bridge Loan Credit Agreement and other loan documents become immediately due and payable.

In connection with the Bridge Loan Credit Agreement, Telecommunications, SBA Monarch and certain of SBA Monarch’s subsidiaries (the “Subsidiary Guarantors”) entered into a Guarantee and Collateral Agreement (the “Bridge Loan Guarantee and Collateral Agreement”), dated as of April 2, 2012, pursuant to which Telecommunications and the Subsidiary Guarantors guaranteed amounts borrowed under the Bridge Loan Credit Agreement and SBA Monarch and the Subsidiary Guarantors granted a security interest in substantially all of the assets (other than leasehold, easement and fee interests in real property) of SBA Monarch and the Subsidiary Guarantors (the assets acquired in the Mobilitie Acquisition) as collateral for obligations outstanding under the Bridge Loan Credit Agreement.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Supplement to Credit Agreement to Increase Revolving Credit Facility

In addition, simultaneous with the closing of the Mobilitie acquisition, SBA Senior Finance II increased the aggregate principal amount of its Revolving Credit Facility under the Senior Credit Agreement from $500 million to $600 million. All other terms of the Senior Credit Agreement remained the same.

On April 12, 2012 the Company borrowed an additional $284.0 million under its Revolving Credit Facility. The Company has $116.0 million of availability under its Revolving Credit Facility.

Lehman Brothers Settlement

On April 17, 2012 the Company received a partial settlement of $4.6 million relating to the Chapter 11 bankruptcy case of Lehman Brothers Holdings Inc. and its affiliated debtors related to the Lehman Derivatives. The amount received will be recorded as a gain in other income in the income statement during the second quarter. See Note 8 for more details on the Lehman Derivatives.

High Yield Clawback

On April 13, 2012, the proceeds from the equity offering of 6,005,000 shares of our Class A common stock (see Note 9 for details on the equity offering) were used to redeem $131.3 million in aggregate principal amount of our 8.0% senior notes due 2016 and $131.3 million in aggregate principal amount of our 8.25% senior notes due 2019 and to pay the applicable premium for the redemption (resulting in annualized cash interest expense savings of $21.3 million).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications towers. Our principal operations are in the United States and its territories. As of March 31, 2012, we also owned towers in Canada, Costa Rica, El Salvador, Panama, Guatemala, and Nicaragua. Our primary business line is our site leasing business, which contributed approximately 98.0% of our total segment operating profit for the year-to-date period ended March 31, 2012. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative or acquired. As of March 31, 2012, we owned 10,661 tower sites, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 4,800 actual or potential additional communications sites, approximately 500 of which were revenue producing as of March 31, 2012. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

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

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five year periods at our option and provide for rent escalators which typically average 3-4% annually or provide for term escalators of approximately 15%. Of the 10,661 tower sites we owned as of March 31, 2012, approximately 70% were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates a significant portion of our total revenues. For information regarding our operating segments, please see Note 13 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Revenues
	For the three months ended March 31,
	2012	2011
	(dollars in thousands)

Site leasing revenue	$172,923	$146,484
Total revenues	$192,490	$167,749
Site leasing revenue percentage of total revenues	89.8%	87.3%

	Segment Operating Profit
	For the three months ended March 31,
	2012	2011
	(dollars in thousands)

Site leasing segment operating profit (1)	$137,516	$114,508
Total segment operating profit (1)	$140,297	$117,045
Site leasing segment operating profit percentage of total segment operating profit (1)	98.0%	97.8%

(1)

Site leasing segment operating profit and total segment operating profit are non-GAAP financial measures. We reconcile these measures and other Regulation G disclosures in this quarterly report in the section entitled Non-GAAP Financial Measures.

We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers upgrade their equipment. Furthermore, because our towers are strategically positioned and our customers typically do not relocate, we have historically experienced low tenant lease terminations as a percentage of revenue.

The following rollforward summarizes the activity in our consolidated tower portfolio from December 31, 2011 to March 31, 2012:

Number of Towers
Towers owned at December 31, 2011	10,524
Purchased towers	78
Constructed towers	63
Towers reclassified/disposed (1)	(4)

Towers owned at March 31, 2012	10,661

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

The table below provides the percentage of total revenues contributed by site development consulting services and site development construction services for the three months ended March 31, 2012 and 2011. For information regarding our operating segments, see Note 13 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Percentage of Revenues
	For the three months ended March 31,
	2012	2011
	(dollars in thousands)

Site development consulting	$5,821	$4,191
Site development construction	$13,746	$17,074
Total revenues	$192,490	$167,749

Site development consulting	3.0%	2.5%
Site development construction	7.1%	10.2%

International Operations

As of March 31, 2012, we had operations in Canada, Costa Rica, El Salvador, Nicaragua, Guatemala and Panama. Our operations in these countries are solely in the site leasing business, and we expect to expand operations through new builds and acquisitions. Tenant leases in the Canadian market typically have similar terms and conditions as those in the United States, with an initial term of five years, and specific rent escalators. Tenant leases in Central America typically have a ten year initial term with similar renewal terms and rent escalators as those in the United States and Canada.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. For more information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 2 to our condensed consolidated financial statements. There have been no material changes to the critical accounting policies previously disclosed in that report.

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

	000,000	000,000	000,000
	Site leasing segment
	For the three months
	ended March 31,		Dollar
	2012	2011	Change
	(in thousands)
Segment revenue	$172,923	$146,484	$26,439
Segment cost of revenues (excluding depreciation, accretion and amortization)	(35,407)	(31,976)	(3,431)

Segment operating profit	$137,516	$114,508	$23,008

	$00,000	$00,000	$00,000
	Site development consulting segment
	For the three months
	ended March 31,		Dollar
	2012	2011	Change
	(in thousands)
Segment revenue	$5,821	$4,191	$1,630
Segment cost of revenues (excluding depreciation, accretion and amortization)	(3,998)	(3,227)	(771)

Segment operating profit	$1,823	$964	$859

	$00,000	$00,000	$00,000
	Site development construction segment
	For the three months
	ended March 31,		Dollar
	2012	2011	Change
	(in thousands)
Segment revenue	$13,746	$17,074	$(3,328)
Segment cost of revenues (excluding depreciation, accretion and amortization)	(12,788)	(15,501)	2,713

Segment operating profit	$958	$1,573	$(615)

Site leasing segment operating profit increased $23.0 million for the three months ended March 31, 2012, as compared to the same period in the prior year, primarily due to additional profit generated by the towers that we acquired or constructed subsequent to March 31, 2011, organic site leasing growth from new leases and contractual rent escalators and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers, and increased straight-line leasing revenue associated with the Sprint Network Vision Agreement entered into in the fourth quarter of 2011.

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

Adjusted EBITDA increased $15.8 million for the three months ended March 31, 2012, as compared to the same period in the prior year, primarily due to increased site leasing segment operating profit offset by an increase in tenant straight-line revenue relating to the Sprint amendment and an increase in selling, general and administrative costs. The reconciliation of Adjusted EBITDA is as follows:

	For the three months
	ended March 31,		Dollar
	2012	2011	Change
	(in thousands)
Net loss	$(22,651)	$(34,376)	$11,725
Interest income	(47)	(30)	(17)
Total interest expense (1)	61,672	55,373	6,299
Depreciation, accretion and amortization	82,100	74,878	7,222
Total provision for income tax (2)	1,760	1,198	562
Loss from extinguishment of debt, net	—	1,696	(1,696)
Asset impairment	349	—	349
Acquisition related costs	344	2,373	(2,029)
Non-cash compensation	3,057	2,780	277
Non-cash straight-line leasing revenue	(8,156)	(1,790)	(6,366)
Non-cash straight-line ground rent expense	3,073	2,993	80
Other (income) expense	(12)	545	(557)

Adjusted EBITDA	$121,489	$105,640	$15,849

(1)	Interest expense includes interest expense, non-cash interest expense and amortization of deferred financing fees.
(2)

Includes $433 and $507 of franchise taxes for the three months ended March 31, 2012 and 2011, respectively, reflected in the Consolidated Statement of Operations in selling, general and administrative expenses.

RESULTS OF OPERATIONS

Three months ended March 31, 2012 Compared to Three months ended March 31, 2011

	For the three months ended March 31,		Dollar Change	Percentage Increase (Decrease)
	2012	2011
	(in thousands)
Revenues:
Site leasing	$172,923	$146,484	$26,439	18.0%
Site development	19,567	21,265	(1,698)	(8.0%)

Total revenues	192,490	167,749	24,741	14.7%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	35,407	31,976	3,431	10.7%
Cost of site development	16,786	18,728	(1,942)	(10.4%)
Selling, general and administrative	17,215	15,895	1,320	8.3%
Asset impairment	349	—	349	100.0%
Acquisition related expenses	344	2,373	(2,029)	(85.5%)
Depreciation, accretion and amortization	82,100	74,878	7,222	9.6%

Total operating expenses	152,201	143,850	8,351	5.8%

Operating income	40,289	23,899	16,390	68.6%

Other income (expense):
Interest income	47	30	17	56.7%
Interest expense	(42,248)	(37,781)	(4,467)	11.8%
Non-cash interest expense	(16,991)	(15,393)	(1,598)	10.4%
Amortization of deferred financing fees	(2,433)	(2,199)	(234)	10.6%
Loss from extinguishment of debt, net	—	(1,696)	1,696	(100.0%)
Other income (expense)	12	(545)	557	(102.2%)

Total other expense	(61,613)	(57,584)	(4,029)	7.0%

Loss before provision for income taxes	(21,324)	(33,685)	12,361	(36.7%)
Provision for income taxes	(1,327)	(691)	(636)	92.0%

Net loss	(22,651)	(34,376)	11,725	(34.1%)
Net loss attributable to the noncontrolling interest	20	125	(105)	(84.0%)

Net loss attributable to SBA Communications Corporation	$(22,631)	$(34,251)	$11,620	(33.9%)

Revenues:

Site leasing revenues increased $26.4 million for the three months ended March 31, 2012, as compared to the same period in the prior year, due largely to (i) revenues from the towers that we acquired or constructed subsequent to March 31, 2011 (ii) organic site leasing growth from new leases, contractual rent escalators and lease amendments which increased the related rent to reflect additional equipment added to our towers and (iii) increased straight-line leasing revenue associated with the Sprint Network Vision Agreement entered into in the fourth quarter of 2011.

Site development revenues decreased $1.7 million for the three months ended March 31, 2012, as compared to the same period in the prior year, due to a lower volume of work performed during the quarter as compared to the same period last year.

Operating Expenses:

Site leasing cost of revenues increased $3.4 million for the three months ended March 31, 2012, as compared to the same period in the prior year, primarily as a result of the growth in the number of tower sites owned by us offset by the positive impact of our ground lease purchase program.

Site development cost of revenues decreased $1.9 million for the three months ended March 31, 2012, as compared to the same period in the prior year, as a result of a lower volume of work performed during the quarter.

Selling, general and administrative expenses increased $1.3 million for the three months ended March 31, 2012, as compared to the same period in the prior year, primarily as a result of an increase in salaries and benefits, non-cash compensation as well as costs incurred in connection with our international expansion.

Acquisition related expenses decreased $2.0 million for the three months ended March 31, 2012, as compared to the same period in the prior year, primarily as a result of a decrease in acquisition due diligence and integration related costs as well as a decrease in the accrual for earnouts for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011.

Asset impairment charges were $0.3 million for the three months ended March 31, 2012. These charges resulted primarily from using a discounted cash flow analysis, for those towers that have not achieved expected lease-up results, compared to the related net book value of those towers. We did not record any asset impairment charges during the three months ended March 31, 2011.

Depreciation, accretion and amortization expense increased $7.2 million for the three months ended March 31, 2012, as compared to the same period in the prior year, due to an increase in the number of tower sites built and acquired by us as of March 31, 2012 compared to those owned at March 31, 2011.

Operating Income:

Operating income increased $16.4 million for the three months ended March 31, 2012 from the three months ended March 31, 2011 primarily due to higher segment operating profit in both the site leasing and site development segments and a decrease in acquisition related expenses offset by increases in depreciation, accretion and amortization expense and selling, general and administrative expenses.

Other Income (Expense):

Interest expense increased $4.5 million from the three months ended March 31, 2011 due to the higher weighted average principal amount of cash-interest bearing debt for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 resulting primarily from the issuance of our $500.0 million senior secured term loan on June 30, 2011.

Non-cash interest expense increased $1.6 million to $17.0 million for the three months ended March 31, 2012, compared to $15.4 million for the three months ended March 31, 2011. This increase reflects the accretion of the debt discounts on the 1.875% Notes, the 4.0% Notes, the Term Loan and the Senior Notes offset by the repurchase of $15.0 million of 1.875% Notes in the first quarter of 2011.

Loss from extinguishment of debt of $1.7 million for the three months ended March 31, 2011 was due to the repurchase of $15.0 million of the 1.875% Notes as compared to no debt retirements during the first quarter of 2012.

Net Loss

Net loss decreased $11.7 million to $22.7 million for the three months ended March 31, 2012 from the three months ended March 31, 2011. The decrease is primarily due to an increase in site leasing segment operating profit, decreases in acquisition related expenses and a decrease in loss from the extinguishment of debt offset by an increase in depreciation, accretion and amortization expense, selling, general and administrative expenses and interest expense and non-cash interest expense.

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

A summary of our cash flows is as follows:

	For the three months ended
	March 31, 2012	March 31, 2011
	(in thousands)
Summary cash flow information:
Cash provided by operating activities	$66,040	$53,188
Cash used in investing activities	(75,890)	(108,748)
Cash provided by financing activities	488,091	86,401

Increase in cash and cash equivalents	478,241	30,841
Effect of exchange rate changes on cash and cash equivalents	(3)	9
Cash and cash equivalents, beginning of the period	47,316	64,254

Cash and cash equivalents, end of the period	$525,554	$95,104

Sources of Liquidity

We fund our growth, including our tower portfolio growth, through cash flows from operations, long-term indebtedness and equity issuances. With respect to our debt financing, we have issued secured and unsecured debt instruments at various levels of our organizational structure to minimize our financing costs while maximizing our operational flexibility.

Cash provided by operating activities was $66.0 million for the three months ended March 31, 2012 as compared to $53.2 million for the three months ended March 31, 2011. This increase was primarily due an increase in segment operating profit from the site leasing segment partially offset by increased cash interest payments relating to the higher average amount of cash-interest bearing debt outstanding for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

On March 7, 2012, we sold 6,005,000 shares of our Class A common stock at $47.30 per share resulting in proceeds of $283.9 million, net of related fees.

During the three months ended March 31, 2012 we borrowed $200.0 million under the Revolving Credit Facility. As of March 31, 2012, the availability under the Revolving Credit Facility was $300.0 million. Subsequent to March 31, 2012, we borrowed $284.0 million under our Revolving Credit Facility. As of the date of this filing, the balance outstanding under our Revolving Credit Facility is $484.0 million.

On April 2, 2012, simultaneous with the closing of the Mobilitie acquisition, we entered into the Bridge Loan Credit Agreement (as defined below) for a $400 million bridge loan (as defined below). In addition, on April 2, 2012, we increased the aggregate principal amount of our Revolving Credit Facility from $500 million to $600 million. The proceeds from the bridge loan and borrowings under our Revolving Credit Facility were used to fund the cash consideration payable in the Mobilitie acquisition and to pay related fees and expenses.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites or related assets. During the three months ended March 31, 2012, we did not issue any shares of Class A common stock under this registration statement. As of March 31, 2012, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

On February 27, 2012, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. During the three months ended March 31, 2012, we issued 6,005,000 shares of our Class A common stock under the automatic shelf registration statement and the prospectus supplement related thereto.

Uses of Liquidity

We believe that our principal use of liquidity will be to fund tower portfolio growth and, secondarily, to fund our stock repurchase program. In the future, we may repurchase, for cash or equity, our outstanding indebtedness in privately-negotiated or open market transactions in order to optimize our liquidity and leverage and take advantage of market opportunities.

In order to manage our leverage and liquidity positions, take advantage of market opportunities and ensure continued compliance with our financial covenants, we may decide to pursue a variety of other financial transactions. These transactions may include the issuance of additional indebtedness, the repurchase of our outstanding indebtedness for cash or equity, selling certain assets or lines of business, issuing common stock or securities convertible into shares of common stock, or pursuing other financing alternatives, including securitization transactions. If either our debt repurchases or exchanges or any of the other financial transactions are implemented, these actions could materially impact the amount and composition of indebtedness outstanding, increase our interest expense and/or dilute our existing shareholders. We cannot assure you that we will not implement any of these strategies or that, if implemented, these strategies will be implemented on terms favorable to us and our shareholders.

Our cash capital expenditures, for the three months ended March 31, 2012 were $76.0 million. The $76.0 million consists of cash capital expenditures of $45.5 million that we incurred primarily in connection with the acquisition of 78 completed towers net of related working capital adjustments and earnouts paid in connection with previous acquisitions, $17.5 million for construction and related costs associated with the completion of 63 new towers and for sites in process during the three months ended March 31, 2012, $2.1 million for tower maintenance capital expenditures, $4.4 million for augmentations and tower upgrades, $0.7 million for general corporate expenditures and $5.7 million for ground lease purchases (excluding $1.5 million spent to extend ground lease terms).

On April 2, 2012, we completed our acquisition of the equity interests in certain entities affiliated with Mobilitie LLC. In connection with the acquisition, we incurred approximately $850 million of discretionary cash capital expenditures which we funded from borrowings from our Revolving Credit Facility and $400 million from our new bridge loan.

On April 13, 2012, the proceeds from the equity offering of 6,005,000 shares of our Class A common stock were used to redeem $131.3 million in aggregate principal amount of our 8.0% senior notes due 2016 and $131.3 million in aggregate principal amount of our 8.25% senior notes due 2019 and to pay the applicable premium for the redemption (resulting in annualized cash interest expense savings of $21.3 million).

During the remainder of 2012, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $13.0 million to $17.0 million, including, we believe, less than $1,000 per tower per year for non-discretionary maintenance capital improvements. In addition to the Mobilitie transaction, we expect to have discretionary cash capital expenditures during 2012 primarily associated with new tower construction, additional tower acquisitions, tower augmentations and ground lease purchases. We expect to fund these additional cash capital expenditures from cash on hand, cash flow from operations and borrowings under the Revolving Credit Facility. The exact amount of our future cash capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and tower acquisition programs, and our ground lease purchase program.

During the three months ended March 31, 2012 we did not repurchase any shares of our Class A common stock under our stock repurchase program. As of March 31, 2012, we had a remaining authorization to repurchase $150.0 million of common stock under our current $300.0 million stock repurchase program.

Debt Instruments and Debt Service Requirements

As of March 31, 2012, we believe that our cash on hand and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

Revolving Credit Facility

The Revolving Credit Facility consists of a revolving loan under which up to $500.0 million aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest at the Eurodollar Rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Amended and Restated Credit Agreement (the “Senior Credit Agreement”) entered into by SBA Senior Finance II, LLC (“SBA Senior Finance”) on June 30, 2011. If not earlier terminated by us, the Revolving Credit Facility will terminate on, and we will repay all amounts outstanding on or before, June 30, 2016. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. A per annum commitment fee of 0.375% to 0.5% of the unused commitments under the Revolving Credit Facility is charged based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). We may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period. As of March 31, 2012, SBA Senior Finance II and SBA Communications were in compliance with the financial covenants contained in the Credit Agreement.

During the three months ended March 31, 2012, we borrowed $200.0 million under the Revolving Credit Facility. The borrowings under the Revolving Credit Facility were used to fund the cash consideration paid in the Mobilitie acquisition and to pay related fees and expenses. Based on the amount outstanding at March 31, 2012 and the current Eurodollar Rate, debt service for the next twelve months on the Revolving Credit Facility will be $1.1 million.

On April 2, 2012, simultaneous with the closing of the Mobilitie acquisition, SBA Senior Finance II increased the aggregate principal amount of the Revolving Credit Facility under the Senior Credit Agreement from $500 million to $600 million.

Term Loan

The Term Loan consists of a senior secured term loan in an initial aggregate principal amount of $500.0 million and matures on June 30, 2018. The Term Loan accrues interest, at our election, at either the Base Rate plus a margin of 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus a margin of 275 basis points (with a Eurodollar Rate floor of 1%). Quarterly principal payments have commenced as of September 30, 2011, in which the principal on the Term Loan is repaid $1.25 million on the last day of each March, June, September and December. The remaining principal balance of the Term Loan will be due and payable on the maturity date. We have the ability to prepay any or all amounts under the Term Loan. However, to the extent the Term Loan is prepaid prior to June 30, 2012 from the proceeds of a substantially concurrent issuance of certain other syndicated loans, a prepayment fee equal to 1.0% of the aggregate principal amount of such prepayment will apply. The Term Loan was issued at 99.75% of par value.

During the three months ended March 31, 2012, the Company made a scheduled principal repayment of $1.25 million. As of March 31, 2012, the Term Loan had a principal balance of $496.3 million. Based on the amount outstanding at March 31, 2012 and the current Eurodollar Rate, debt service for the next twelve months on the Term Loan will be $23.8 million.

Bridge Loan

Simultaneous with the closing of the Mobilitie acquisition, our wholly-owned subsidiary SBA Monarch Acquisition, LLC (“SBA Monarch”) , as borrower, entered into a credit agreement with the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Barclays Bank PLC, as joint lead arrangers and bookrunners (the “Bridge Loan Credit Agreement”). Pursuant to the Bridge Loan Credit Agreement, SBA Monarch borrowed an aggregate principal amount of $400 million under a senior secured bridge loan (the “bridge loan”). The bridge loan will mature on April 1, 2013. Amounts borrowed under the Bridge Loan Credit Agreement are secured by a first lien on substantially all of the assets (other than leasehold, easement and fee interests in real property) of SBA Monarch and SBA Monarch’s subsidiaries (the assets acquired in the Mobilitie acquisition), and a pledge of Telecommunications’ interests in SBA Monarch. The bridge loan bears interest, at SBA Monarch’s election, at either the Base Rate plus a margin that ranges from 2.00% to 2.50% or the Eurodollar Rate plus a margin that ranges from 3.00% to 3.50%, in each case based on SBA Monarch’s ratio of Consolidated Total Debt to Consolidated Adjusted EBITDA (calculated in accordance with the Bridge Loan Credit Agreement). As of April 30, 2012, the bridge loan bears interest at the Eurodollar Rate plus 3.5% (currently 3.74%). The Bridge Loan Credit Agreement requires SBA Monarch’s ratio of Consolidated Total Debt to Consolidated Adjusted EBITDA not to exceed 7.0 to 1.0 for any fiscal quarter. The Bridge Loan Credit Agreement also contains customary affirmative and negative covenants.

Secured Tower Revenue Securities Series 2010

On April 16, 2010, a New York common law trust (the “Trust”) issued $680.0 million of Secured Tower Revenue Securities Series 2010-1 (the “2010-1 Tower Securities”), and $550.0 million of Secured Tower Revenue Securities Series 2010-2 (the “2010-2 Tower Securities” and together with the 2010-1 Tower Securities, the “2010 Tower Securities”). The weighted average annual fixed coupon interest rate of the 2010 Tower Securities is 4.7%, including borrowers’ fees, payable monthly. The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 16, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 16, 2017 and April 16, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of SBA Properties, Inc., SBA Sites, Inc., and SBA Structures,

Inc., our indirect wholly-owned operating subsidiaries (collectively, the “Borrowers”). For a detailed discussion of the 2010 Tower Securities, see Note 13 in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2011, filed with the Commission on February 27, 2012.

As of March 31, 2012, the Borrowers met the required Debt Service Coverage Ratio as set forth in the mortgage loan agreement. Based on the amounts outstanding at March 31, 2012, the debt service for the next twelve months on the 2010 Tower Securities will be $57.4 million.

1.875% Convertible Senior Notes due 2013

At March 31, 2012, we had $535.0 million outstanding of 1.875% Convertible Senior Notes (the “1.875% Notes”) which were recorded at their discounted carrying value of $493.9 million. The maturity date of the 1.875% Notes is May 1, 2013. Interest on the 1.875% Notes is payable semi-annually each May 1 and November 1. The 1.875% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 24.1196 shares of Class A common stock per $1,000 principal amount of 1.875% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $41.46 per share or a 20% conversion premium based on the last reported sale price of $34.55 per share of Class A common stock on the Nasdaq Global Select Market on May 12, 2008, the purchase agreement date. Based on the amounts outstanding at March 31, 2012, debt service for the next twelve months on the 1.875% Notes will be $10.0 million.

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

4.0% Convertible Senior Notes due 2014

As of March 31, 2012, we had outstanding $500.0 million of our 4.0% Convertible Senior Notes (the “4.0% Notes”) which were recorded at their discounted carrying value of $405.5 million. The maturity date of the 4.0% Notes is October 1, 2014. Interest on the 4.0% Notes is payable semi-annually on April 1 and October 1. The 4.0% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 32.9164 shares of our Class A common stock per $1,000 principal amount of 4.0% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $30.38 per share or a 22.5% conversion premium based on the last reported sale price of $24.80 per share of our Class A common stock on the Nasdaq Global Select Market on April 20, 2009, the purchase agreement date. Based on the amounts outstanding at March 31, 2012, debt service for the next twelve months on the 4.0% Notes will be $20.0 million.

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

The 2016 Notes have an interest rate of 8.00% and were issued at a price of 99.330% of their face value. The 2019 Notes have an interest rate of 8.25% and were issued at a price of 99.152% of their face value. Interest on the 2016 Notes and 2019 Notes is due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. Based on the amounts outstanding at March 31, 2012, debt service for the next twelve months on the 2016 Senior Notes and the 2019 Senior Notes would have been $30.0 million and $30.9 million, respectively. However, given the redemptions discussed below, the debt service on the 2016 Senior Notes and the 2019 Senior Notes will be $21.2 million and $21.9 million, respectively. The 2016 Notes and the 2019 Notes are fully and unconditionally guaranteed by SBA Communications.

Subsequent to March 31, 2012, we redeemed $131.3 million in aggregate principal amount of our 8.0% senior notes due 2016 and $131.3 million in aggregate principal amount of our 8.25% senior notes due 2019 and paid the applicable premium for the redemption.

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

There are no accounting changes or relevant recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments.

The following table presents the future principal payment obligations and interest rates associated with our debt instruments assuming our actual level of indebtedness as of March 31, 2012:

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(in thousands)

Debt:
1.875% Convertible Senior Notes due 2013	$—	$535,000	$—	$—	$—	$—	$535,000	$673,792
4.0% Convertible Senior Notes due 2014	$—	$—	$500,000	$—	$—	$—	$500,000	$880,338
8.0% Senior Notes due 2016	$—	$—	$—	$—	$375,000	$—	$375,000	$403,125
8.25% Senior Notes due 2019	$—	$—	$—	$—	$—	$375,000	$375,000	$413,906
4.254% 2010-1 Tower Securities (1)	$—	$—	$—	$680,000	$—	$—	$680,000	$708,424
5.101% 2010-2 Tower Securities (1)	$—	$—	$—	$—	$—	$550,000	$550,000	$594,358
Revolving Credit Facility	$—	$—	$—	$—	$200,000	$—	$200,000	$200,000
Term Loan	$3,750	$5,000	$5,000	$5,000	$5,000	$472,500	$496,250	$495,009

Total debt obligation	$3,750	$540,000	$505,000	$685,000	$580,000	$1,397,500	$3,711,250	$4,368,952

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

•	our intent to grow our tower portfolio internationally through new builds and acquisitions;

•

our expectations regarding our future cash capital expenditures, both discretionary and non-discretionary, including expenditures required to maintain, improve and modify our towers and general corporate expenditures and the source of funds for these expenditures;

•	our intended use of our liquidity;

•

our expectations regarding our annual debt service in 2012 and thereafter, and our belief that our cash on hand and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months; and

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

•

our ability to build new towers, including our ability to identify and acquire land that would be attractive for our clients and to successfully and timely address zoning, permitting and other issues that arise in connection with the building of new towers;

•

competition for the acquisition of towers and other factors that may adversely affect our ability to purchase towers that meet our investment criteria and are available at prices which we believe will be accretive to our shareholders and allow us to maintain our long-term target leverage ratios;

•

our ability to successfully manage the risks associated with international operations, including risks relating to political or economic conditions, tax laws, currency restrictions and legal or judicial systems;

•	our ability to continue to comply with covenants and the terms of our credit instruments, and our ability to obtain additional financing to fund our capital expenditures;

•	our ability to protect our rights to the land under our towers, and our ability to successfully continue our ground lease purchase program;

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

•	natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage;

•	a decrease in demand for our communications sites; and

•	the introduction of new technologies or changes in a tenant’s business model that may make our tower leasing business less desirable to potential tenants.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of March 31, 2012. Based on such evaluation, such officers have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SBA COMMUNICATIONS CORPORATION

May 7, 2012	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

May 7, 2012	/s/ Brendan T. Cavanagh
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