Form 10-Q
period 2012-06-30
SBA COMMUNICATIONS CORP
filed 2012-08-07
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 121,612,229 shares of Class A common stock outstanding as of August 1, 2012.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,739	$47,316
Restricted cash	16,910	22,266
Short term investments	5,016	5,773
Accounts receivable, net of allowance of $219 and $135 at June 30, 2012 and December 31, 2011, respectively	26,249	22,100
Costs and estimated earnings in excess of billings on uncompleted contracts	18,100	17,655
Prepaid and other current assets	25,150	14,246
Assets held for sale	125,000	—

Total current assets	303,164	129,356

Property and equipment, net	2,066,765	1,583,393
Intangible assets, net	2,121,389	1,639,784
Deferred financing fees, net	40,568	42,064
Other assets	261,774	211,802

Total assets	$4,793,660	$3,606,399

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt and short-term debt	$918,006	$5,000
Accounts payable	16,833	12,755
Accrued expenses	31,471	23,746
Deferred revenue	54,515	49,779
Accrued interest	24,708	32,351
Other current liabilities	5,299	3,250

Total current liabilities	1,050,832	126,881

Long-term liabilities:
Long-term debt	3,091,382	3,349,485
Other long-term liabilities	159,189	129,282

Total long-term liabilities	3,250,571	3,478,767

Commitments and contingencies

Redeemable noncontrolling interests	12,062	12,064

Shareholders’ equity (deficit):
Common stock – Class A, par value $0.01, 400,000 shares authorized, 121,495 and 109,675 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,215	1,097
Additional paid-in capital	2,835,974	2,268,244
Accumulated deficit	(2,357,242)	(2,281,139)
Accumulated other comprehensive income, net	248	485

Total shareholders’ equity (deficit)	480,195	(11,313)

Total liabilities and shareholders’ equity (deficit)	$4,793,660	$3,606,399

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

Revenues:
Site leasing	$203,581	$150,173	$376,504	$296,657
Site development	25,566	20,880	45,133	42,145

Total revenues	229,147	171,053	421,637	338,802

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	44,759	32,123	80,166	64,099
Cost of site development	21,446	17,984	38,232	36,712
Selling, general and administrative	17,744	15,721	34,959	31,616
Asset impairment	646	296	995	296
Acquisition related expenses	15,816	1,029	16,160	3,402
Depreciation, accretion and amortization	93,998	76,691	176,098	151,569

Total operating expenses	194,409	143,844	346,610	287,694

Operating income	34,738	27,209	75,027	51,108

Other income (expense):
Interest income	37	29	84	59
Interest expense	(43,902)	(38,528)	(86,150)	(76,309)
Non-cash interest expense	(17,416)	(15,613)	(34,407)	(31,006)
Amortization of deferred financing fees	(3,661)	(2,201)	(6,094)	(4,400)
Loss from extinguishment of debt, net	(27,149)	—	(27,149)	(1,696)
Other income (expense), net	4,972	(104)	4,984	(649)

Total other expense, net	(87,119)	(56,417)	(148,732)	(114,001)

Loss from continuing operations before provision for income taxes	(52,381)	(29,208)	(73,705)	(62,893)
Provision for income taxes	(2,453)	(702)	(3,780)	(1,393)

Loss from continuing operations	(54,834)	(29,910)	(77,485)	(64,286)
Income from discontinued operations, net of income taxes	1,380	—	1,380	—

Net loss	(53,454)	(29,910)	(76,105)	(64,286)

Less: Net (income) loss attributable to the noncontrolling interest	(18)	91	2	216

Net loss attributable to SBA Communications Corporation	$(53,472)	$(29,819)	$(76,103)	$(64,070)

Basic and diluted loss per common share amounts:
Loss from continuing operations	$(0.45)	$(0.27)	$(0.67)	$(0.57)
Income from discontinued operations	0.01	—	0.01	—

Net loss per common share	$(0.44)	$(0.27)	$(0.66)	$(0.57)

Basic and diluted weighted average number of common shares	121,318	112,324	116,374	113,365

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited) (in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net loss from continuing operations	$(54,834)	$(29,910)	$(77,485)	$(64,286)
Income from discontinued operations	1,380	—	1,380	—
Foreign currency translation adjustments	(979)	65	(237)	249

Comprehensive loss	(54,433)	(29,845)	(76,342)	(64,037)
Other comprehensive (income) loss attributable to noncontrolling interest	(18)	91	2	216

Comprehensive loss attributable to SBA Communications Corporation	$(54,451)	$(29,754)	$(76,340)	$(63,821)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED June 30, 2012

(unaudited) (in thousands)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, net	Total
	Shares	Amount

BALANCE, December 31, 2011	109,675	$1,097	$2,268,244	$(2,281,139)	$485	$(11,313)
Net loss attributable to SBA Communications Corporation	—	—	—	(76,103)	—	(76,103)
Foreign currency translation adjustments	—	—	—	—	(237)	(237)

Common stock issued in connection with acquisition	5,250	53	263,287	—	—	263,340
Non-cash compensation	—	—	7,025	—	—	7,025
Common stock issued in connection with option plans/restriction lapse	565	5	13,599	—	—	13,604
Proceeds from sale of common stock	6,005	60	283,819	—	—	283,879

BALANCE, June 30, 2012	121,495	$1,215	$2,835,974	$(2,357,242)	$248	$480,195

The accompanying notes are an integral part of these consolidated financial statements

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(77,485)	$(64,286)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization	176,098	151,569
Non-cash interest expense	34,407	31,006
Deferred income tax expense (benefit)	1,392	(524)
Asset impairment	995	296
Non-cash compensation expense	6,907	5,922
Provision for doubtful accounts	149	55
Amortization of deferred financing fees	6,094	4,400
Loss from extinguishment of debt, net	27,149	1,696
Other items reflected in the Statements of Operations	4,697	575
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	(3,864)	2,607
Prepaid and other assets	(33,568)	(8,316)
Accounts payable and accrued expenses	4,597	(1,697)
Accrued interest	(7,643)	23
Other liabilities	18,238	(437)

Net cash provided by operating activities	148,769	122,889

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and related earn-outs	(951,391)	(166,044)
Capital expenditures	(48,287)	(55,737)
Other investing activities	(1,176)	1,200

Net cash used in investing activities	(1,000,854)	(220,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	484,000	250,000
Repayment of Revolving Credit Facility	(200,000)	(270,000)
Proceeds from Mobilitie Bridge Loan, net of fees	395,000	—
Proceeds from sale of common stock, net of fees	283,879	—
Repurchase of 2016 Notes and 2019 Notes	(283,828)	—
Repurchase and retirement of common stock	—	(150,071)
Proceeds from 2012 Term Loan, net of fees	197,310	—
Proceeds from 2011 Term Loan, net of fees	—	492,617
Repayment of 2011 Term Loan	(2,500)	—
Proceeds from bankruptcy claim on convertible hedge	4,648	—
Proceeds from employee stock purchase/stock option plans	13,604	6,346
Payment on extinguishment of debt	—	(17,038)
Principal payments under capital lease obligations	(648)	—
Payment of deferred financing fees	(1,233)	(45)
Purchase of noncontrolling interests	—	(717)

Net cash provided by financing activities	890,232	311,092

Effect of exchange rate changes on cash and cash equivalents	(104)	95
Net cash provided by discontinued operations from operating activities (1)	1,380	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	39,423	213,495
CASH AND CASH EQUIVALENTS:
Beginning of period	47,316	64,254

End of period	$86,739	$277,749

(1)	There was no investing or financing activity related to discontinued operations for the six months ended June 30, 2012

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$93,920	$76,526

Income taxes	$2,683	$2,291

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Assets acquired through capital leases	$1,791	$587

Increase in accounts payable and accrued expenses for capital expenditures	$2,793	$3,334

Issuance of common stock for acquisition	$263,340	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

Items Measured at Fair Value on a Recurring Basis – The Company’s earnouts related to acquisitions are measured at fair value on a recurring basis using Level 3 inputs. The Company determines the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value, using a discounted probability-weighted approach, as determined using Level 3 inputs. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation if the performance targets contained in various acquisition agreements were met was $2.5 million and $5.5 million as of June 30, 2012 and December 31, 2011, respectively, which the Company recorded in accrued expenses on its Consolidated Balance Sheet. The maximum potential obligation related to the performance targets was $5.6 million as of June 30, 2012.

Items Measured at Fair Value on a Nonrecurring Basis – The Company’s intangibles, certain long-lived assets, and asset retirement obligations are measured at fair value on a nonrecurring basis using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company considers many factors and makes certain assumptions when making this assessment, including but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. The fair value of the long-lived assets, intangibles and asset retirement obligations is calculated using a discounted cash flow model. During the three and six months ended June 30, 2012, the Company recognized an impairment charge of $0.6 million and $1.0 million, respectively, related to its long-lived assets resulting from the Company’s analysis that the future cash flows from certain tower sites would not recover the carrying value of the investment in those tower sites. During the three and six months ended June 30, 2011, the Company recognized an impairment charge of $0.3 million related to its long-lived assets resulting from the Company’s analysis that the future cash flows from certain tower sites would not recover the carrying value of the investment in those tower sites.

Fair Value of Financial Instruments – The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments, which consist of $4.8 million and $5.6 million in certificate of deposits, as of June 30, 2012 and December 31, 2011, respectively, approximate their related estimated fair values due to the short maturity of those instruments. The Company’s estimate of the fair value of its held-to-

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of each of the dates ending June 30, 2012 and December 31, 2011, the carrying value and fair value of the held-to-maturity investments, including current portion, was $1.4 million and $1.6 million, respectively.

The Company determines fair value of its debt instruments utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Revolving Credit Facility and the Mobilitie Bridge Loan is considered to be equal to the carrying value because the interest payments are based on Eurodollar rates and LIBOR rates, respectively, that reset every month. The Company does not believe its credit risk has changed materially from the date the applicable Eurodollar Rate plus 187.5 basis points was set for the Revolving Credit Facility and the applicable LIBOR rate plus 350 basis points was set for the Mobilitie Bridge Loan. The following table reflects fair values, principal values and carrying values of the Company’s debt instruments (see Note 9).

	As of June 30, 2012			As of December 31, 2011
	Fair Value	Principal Value	Carrying Value	Fair Value	Principal Value	Carrying Value
	(in millions)

1.875% Convertible Senior Notes due 2013	$742.6	$535.0	$503.0	$605.2	$535.0	$485.0
4.0% Convertible Senior Notes due 2014	$966.3	$500.0	$413.6	$761.6	$500.0	$397.6
8.0% Senior Notes due 2016	$259.3	$243.8	$242.7	$405.0	$375.0	$373.2
8.25% Senior Notes due 2019	$266.9	$243.8	$242.1	$407.8	$375.0	$372.4
4.254% 2010-1C Tower Securities	$710.4	$680.0	$680.0	$699.0	$680.0	$680.0
5.101% 2010-2C Tower Securities	$601.5	$550.0	$550.0	$579.0	$550.0	$550.0
Revolving Credit Facility	$284.0	$284.0	$284.0	$—	$—	$—
2011 Term Loan	$488.8	$495.0	$493.9	$494.4	$497.5	$496.3
2012 Term Loan	$197.5	$200.0	$200.0	$—	$—	$—
Mobilitie Bridge Loan	$400.0	$400.0	$400.0	$—	$—	$—

3.	RESTRICTED CASH

Restricted cash consists of the following:

	As of June 30, 2012	As of December 31, 2011	Included on Balance Sheet
	(in thousands)
Securitization escrow accounts	$15,983	$21,378	Restricted cash - current asset
Payment and performance bonds	927	888	Restricted cash - current asset
Surety bonds and workers compensation	11,442	11,495	Other assets - noncurrent

Total restricted cash	$28,352	$33,761

Securitization escrow accounts relate to funds that are required to be held in escrow pursuant to the terms of the Secured Tower Revenue Securities Series 2010-1 (the “2010-1 Tower Securities”) and the Secured Tower Revenue Securities Series 2010-2 (the “2010-2 Tower Securities” and together with the 2010-1 Tower Securities, the “2010 Tower Securities”) (see Note 9). Pursuant to the terms of the 2010 Tower Securities, the Company is required to establish a controlled deposit account, held by the indenture trustee, into which all rents and other sums due on the towers that secure the 2010 Tower Securities are directly deposited by the lessees. These restricted cash amounts are

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

used to fund reserve accounts for the payment of (1) debt service costs, (2) ground rents, real estate and personal property taxes and insurance premiums related to tower sites, (3) trustee and servicing expenses, (4) management fees, and (5) to reserve a portion of advance rents from tenants. The restricted cash in the controlled deposit account in excess of required reserve balances is subsequently released to the Borrowers (as defined below) monthly, provided that the Borrowers are in compliance with their debt service coverage ratio and that no event of default has occurred. All monies held by the indenture trustee are classified as restricted cash on the Company’s Consolidated Balance Sheets.

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of June 30, 2012, the Company had $26.8 million in surety, payment and performance bonds for which it was required to post $10.7 million in collateral. As of December 31, 2011, the Company had $20.6 million in surety, payment and performance bonds for which it was required to post $10.1 million in collateral. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. The Company had pledged $2.3 million as of each of June 30, 2012 and December 31, 2011, as collateral related to its workers compensation policy.

4.	ACQUISITIONS

Mobilitie Acquisition

On April 2, 2012, the Company, through its wholly-owned subsidiary SBA Monarch Acquisition, LLC (“SBA Monarch”), completed the acquisition of the equity interests of specified entities that were affiliates of Mobilitie LLC (the “Mobilitie Acquisition”). As of April 2, 2012, these entities owned 2,281 towers with an additional 36 towers in development in the US and Central America and also owned indoor and outdoor distributed antenna system (“DAS”) assets in Chicago, Las Vegas, New York City and Auburn, Alabama. The total consideration paid by the Company in the Mobilitie Acquisition was $1.1 billion consisting of (i) $850.0 million in cash and (ii) 5,250,000 newly issued shares of the Company’s Class A common stock, valued at $263.3 million based on a market price of $50.16 on the closing day of the transaction. Transaction costs associated with the acquisition were approximately $11.4 million which the Company expensed during the second quarter of 2012 and are included in acquisition related expenses in the accompanying condensed consolidated statement of operations.

The Company has included the effect of the Mobilitie Acquisition in its results of operations prospectively from the date of the acquisition. Since the acquisition date through June 30, 2012, the Mobilitie assets had revenues of $27.4 million and a net loss of $11.2 million. The net loss includes the impact of discontinued operations from certain of the DAS assets that the Company agreed to sell to ExteNet on July 13, 2012.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The preliminary estimate of the fair value of the assets acquired and liabilities assumed relating to the Mobilitie Acquisition is summarized below (in thousands):

Cash and cash equivalents	$1,536
Accounts receivable	473
Other current assets	23,650
Assets held for sale	125,000
Property and equipment	498,654
Intangible assets:
Current contract intangible	383,274
Network location intangible	103,747
Other assets	2,201

Total assets acquired	1,138,535

Current liabilities assumed	(11,444)
Long-term deferred tax liability	(15,427)

Net assets acquired	$1,111,664

The preliminary allocation of the purchase price will be finalized upon the subsequent completion of analyses of the fair value of the assets and liabilities acquired primarily related to property and equipment and intangible assets.

Unaudited Pro Forma Financial Information

The following table presents the unaudited pro forma consolidated results of operations of the Company for the three and six months ended June 30, 2012 and 2011, respectively, as if the acquisition of Mobilitie was completed as of January 1, 2011:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Revenues	$229,147	$195,510	$448,393	$388,714
Operating income	$34,738	$29,189	$63,482	$54,033
Net loss	$(53,454)	$(30,425)	$(87,651)	$(71,769)

Other Acquisitions

During the second quarter of 2012, excluding the impact of the Mobilitie Acquisition, the Company acquired 100 completed towers and related assets and liabilities. These acquisitions were not significant to the Company and, accordingly, pro forma financial information has not been presented. The Company evaluates all acquisitions after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s cash acquisition capital expenditures:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Towers and related intangible assets	$885,880	$67,492	$929,595	$149,285
Ground lease land purchases	11,082	7,109	16,753	14,298
Earnouts	3,281	1,146	5,043	2,461

Total acquisition capital expenditures	$900,243	$75,747	$951,391	$166,044

The Company paid, as part of the ground lease purchase program, $2.1 million and $2.7 million for ground lease extensions during the three months ended June 30, 2012 and 2011, respectively, and $3.6 and $3.9 million for ground lease extensions during the six months ended June 30, 2012 and 2011, respectively.

Earnouts

The Company recorded $2.2 million of expense, net, and $0.8 million of income, net, related to contingent consideration adjustments in the three and six months ended June 30, 2012, respectively. The Company recorded $0.4 million of income, net, and $0.2 million of expense, net, related to contingent consideration adjustments during the same periods of the prior year, respectively. As of June 30, 2012, the Company’s estimate of its potential obligation if the performance targets contained in various acquisition agreements were met was $2.5 million which the Company recorded in accrued expenses.

5.	DISCONTINUED OPERATIONS

On July 13, 2012, the Company entered into an asset purchase agreement to sell certain assets to ExteNet Systems Inc. (“ExteNet”), for approximately $125 million, $100 million in cash and $25 million in the form of a promissory note (“the ExteNet Agreement”). The Company has a minority interest investment in ExteNet. The transaction involves specific DAS assets recently acquired as part of the Mobilitie Acquisition, and is expected to close in the third quarter of 2012.

The DAS network assets subject to the ExteNet Agreement, which are included in the Company’s Site Leasing segment, met both the component and held for sale criteria during the second quarter of 2012 and the results of operations associated with these assets have been reported as discontinued operations in the Company’s consolidated financial statements. The Company did not allocate any portion of the Company’s interest expense to discontinued operations.

The key components of discontinued operations for the three and six months ended June 30, 2012 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Site leasing revenue	$2,653	$—	$2,653	$—
Income from discontinued operations, net of taxes	1,380	—	1,380	—

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2012, the aggregate components of assets and liabilities classified as held for sale in the consolidated balance sheet consisted of the following:

June 30, 2012
(in thousands)
Property and equipment, net	$56,850
Intangible assets, net	68,150

Total assets	$125,000

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of June 30, 2012	As of December 31, 2011
	(in thousands)
Towers and related components	$3,136,857	$2,587,897
Construction-in-process	31,822	23,076
Furniture, equipment and vehicles	32,163	29,711
Land, buildings and improvements	185,909	168,988

	3,386,751	2,809,672
Less: accumulated depreciation	(1,319,986)	(1,226,279)

Property and equipment, net	$2,066,765	$1,583,393

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s site leasing segment. Depreciation expense was $52.7 million and $43.6 million for the three months ended June 30, 2012 and 2011, respectively, and $98.4 million and $86.4 million for the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012 and December 31, 2011, non-cash capital expenditures that are included in accounts payable and accrued expenses were $10.1 million and $7.2 million, respectively.

7.	INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of June 30, 2012			As of December 31, 2011
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
	(in thousands)
Current contract intangibles	$1,841,744	$(384,926)	$1,456,818	$1,391,001	$(333,522)	$1,057,479
Network location intangibles	881,040	(216,469)	664,571	772,467	(190,162)	582,305

Intangible assets, net	$2,722,784	$(601,395)	$2,121,389	$2,163,468	$(523,684)	$1,639,784

All intangible assets noted above are included in our site leasing segment. The Company amortizes its intangible assets using the straight-line method over 15 years. Amortization expense relating to the intangible assets above was $41.2 million and $33.0 million for the three months ended June 30, 2012 and 2011, respectively, and $77.6 million and $65.0 million for the six months ended June 30, 2012 and 2011, respectively. The estimated value of these intangible assets is subject to change until the preliminary allocation of the purchase price is finalized for all acquisitions.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of June 30, 2012	As of December 31, 2011
	(in thousands)
Cost incurred on uncompleted contracts	$39,919	$37,790
Estimated earnings	15,024	14,268
Billings to date	(37,534)	(34,706)

	$17,409	$17,352

These amounts are included on the accompanying Consolidated Balance Sheets under the following captions:

	As of June 30, 2012	As of December 31, 2011
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$18,100	$17,655
Other current liabilities (Billings in excess of costs and estimated earnings on uncompleted contracts)	(691)	(303)

	$17,409	$17,352

At June 30, 2012, five significant customers comprised 76.1% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, while at December 31, 2011, five significant customers comprised 91.4% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	DEBT

The carrying value of debt consists of the following:

	As of June 30, 2012	As of December 31, 2011
	(in thousands)

1.875% Convertible Senior Notes. Principal balance of $535.0 million as of June 30, 2012 and December 31, 2011.	$503,006	$484,970
4.0% Convertible Senior Notes. Principal balance of $500.0 million as of June 30, 2012 and December 31, 2011.	413,649	397,612
8.0% Senior Notes. Principal balance of $243.8 million as of June 30, 2012 and $375.0 million as of December 31, 2011.	242,685	373,198
8.25% Senior Notes. Principal balance of $243.8 million as of June 30, 2012 and $375.0 million as of December 31, 2011.	242,119	372,365
4.254% Secured Tower Revenue Securities Series 2010-1	680,000	680,000
5.101% Secured Tower Revenue Securities Series 2010-2	550,000	550,000
Revolving Credit Facility	284,000	—
2011 Term Loan. Principal balance of $495.0 million and $497.5 million as of June 30, 2012 and December 31, 2011, respectively.	493,929	496,340
2012 Term Loan	200,000	—
Mobilitie Bridge Loan	400,000	—

Total debt	4,009,388	3,354,485
Less: current maturities of long-term debt and short-term debt	(918,006)	(5,000)

Total long-term debt, net of current maturities and short-term debt	$3,091,382	$3,349,485

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	Three months ended June 30, 2012		Three months ended June 30, 2011		Six months ended June 30, 2012		Six months ended June 30, 2011
	Cash Interest	Non-cash Interest	Cash Interest	Non-cash Interest	Cash Interest	Non-cash Interest	Cash Interest	Non-cash Interest
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
1.875% Convertible Senior Notes	$2,508	$9,122	$2,508	$8,311	$5,016	$18,036	$5,074	$16,631
4.0% Convertible Senior Notes	5,000	8,147	5,000	7,167	10,000	16,036	10,000	14,108
8.0% Senior Notes	5,225	58	7,500	76	12,725	139	15,000	151
8.25% Senior Notes	5,388	44	7,734	59	13,123	107	15,469	116
2010 Secured Tower Revenue Securities	14,344	—	14,344	—	28,686	—	28,685	—
Revolving Credit Facility	2,195	—	1,495	—	2,710	—	2,251	—
2011 Term Loan	4,704	45	68	—	9,419	89	68	—
2012 Term Loan	859	—	—	—	859	—	—	—
Mobilitie Bridge Loan	3,740	—	—	—	3,740	—	—	—
Capitalized interest	(61)	—	(121)	—	(128)	—	(238)	—

Total	$43,902	$17,416	$38,528	$15,613	$86,150	$34,407	$76,309	$31,006

Revolving Credit Facility

The Revolving Credit Facility consists of a revolving loan under which up to $700.0 million aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest (2.25% as of June 30, 2012) at the Eurodollar Rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Amended and Restated Credit Agreement (the “Senior Credit Agreement”) entered into by SBA Senior Finance II, LLC (“SBA Senior Finance II”) on June 30, 2011. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, May 9, 2017. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. A per annum commitment fee of 0.375% to 0.5% of the unused commitments under the Revolving Credit Facility is charged based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period.

On April 2, 2012, the Revolving Credit Facility was modified to increase the aggregate principal amount under the Senior Credit Agreement from $500 million to $600 million. Additionally, on May 9, 2012, the Revolving Credit Facility was modified to increase the aggregate principal amount from $600 million to $700 million and extended the maturity date to May 9, 2017. The Company incurred deferred financing fees of approximately $1.1 million in relation to these amendments.

As of June 30, 2012, SBA Senior Finance II and SBA Communications were in compliance with the financial covenants contained in the Senior Credit Agreement.

During the three months ended June 30, 2012, the Company borrowed $284.0 million under the Revolving Credit Facility and repaid $200.0 million with the proceeds from the 2012 Term Loan as discussed below. The Company borrowed $200.0 million in the first quarter of 2012, resulting in a total of $484.0 million borrowed and $200.0 million repaid under the Revolving Credit Facility in the six months ended June 30, 2012.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2012, the availability under the Revolving Credit Facility was $416.0 million.

On July 13, 2012, the Company’s wholly-owned subsidiary, SBA Telecommunications, Inc. (“Telecommunications”), issued $800,000,000 aggregate principal amount of its 5.75% Senior Notes due 2020 (the “5.75% Notes”) and used part of the proceeds to repay the $284 million outstanding balance on the Revolving Credit Facility.

2011 Term Loan

The 2011 Term Loan consists of a senior secured term loan in an initial aggregate principal amount of $500.0 million and matures on June 30, 2018. The 2011 Term Loan accrues interest (3.75% as of June 30, 2012), at SBA Senior Finance II’s election, at either the Base Rate plus a margin of 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus a margin of 275 basis points (with a Eurodollar Rate floor of 1%). Quarterly principal payments commenced as of September 30, 2011, with $1.25 million of principal repaid on the last day of each March, June, September and December. The remaining principal balance of the 2011 Term Loan will be due and payable on the maturity date. SBA Senior Finance II has the ability to prepay any or all amounts outstanding under the 2011 Term Loan. The 2011 Term Loan was issued at 99.75% of par value.

During the six months ended June 30, 2012, the Company made scheduled principal repayments of $2.5 million. As of June 30, 2012, the 2011 Term Loan had a principal balance of $495.0 million.

For a detailed discussion of the terms of the Senior Credit Agreement, see Note 13 in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission, or the Commission, on February 27, 2012 (the “Form 10-K”).

2012 Term Loan

On May 9, 2012, SBA Senior Finance II obtained a new $200.0 million senior secured term loan (the “2012 Term Loan”). The 2012 Term Loan accrues interest (2.75% as of June 30, 2012), at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 1.00% to 1.50% or the Eurodollar Rate plus a margin that ranges from 2.00% to 2.50%, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). Principal of the 2012 Term Loan will be repaid in quarterly installments on the last day of each March, June, September and December, commencing on September 30, 2012, in an amount equal to $2.5 million for each of the first eight quarters, $3.75 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012 Term Loan without premium or penalty. To the extent not previously paid, the 2012 Term Loan will be due and payable on May 9, 2017. The 2012 Term Loan was issued at par. The Company incurred deferred financing fees of approximately $2.7 million in relation to this transaction which are being amortized through the maturity date. Proceeds from the 2012 Term Loan were used to pay amounts outstanding under the Revolving Credit Facility.

As of June 30, 2012, the 2012 Term Loan had a principal balance of $200.0 million.

Mobilitie Bridge Loan

On April 2, 2012, the Company, through its wholly-owned subsidiary SBA Monarch, entered into a credit agreement (the “Bridge Loan Credit Agreement”). Pursuant to the Bridge Loan Credit Agreement, SBA Monarch borrowed an aggregate principal amount of $400 million under a senior secured bridge loan (the “Mobilitie Bridge Loan”). The Mobilitie Bridge Loan was scheduled to mature on April 1, 2013. The Company incurred deferred financing fees of approximately $5.0 million in relation to this transaction which are being amortized through the

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

maturity date. Amounts borrowed under the Bridge Loan Credit Agreement were secured by a first lien on substantially all of the assets (other than leasehold, easement and fee interests in real property) of SBA Monarch and SBA Monarch’s subsidiaries (the assets acquired in the Mobilitie acquisition), and a pledge of Telecommunications’ interests in SBA Monarch. The Mobilitie Bridge Loan bore interest, at SBA Monarch’s election, at either the Base Rate plus a margin that ranged from 2.00% to 2.50% or the Eurodollar Rate plus a margin that ranged from 3.00% to 3.50%, in each case based on SBA Monarch’s ratio of Consolidated Total Debt to Consolidated Adjusted EBITDA (calculated in accordance with the Bridge Loan Credit Agreement). As of June 30, 2012, the bridge loan bore interest at the Eurodollar Rate plus 3.5% (3.75% as of June 30, 2012). The Bridge Loan Credit Agreement also contained customary affirmative and negative covenants.

The Bridge Loan Credit Agreement required SBA Monarch’s ratio of Consolidated Total Debt to Consolidated Adjusted EBITDA not to exceed 7.0 to 1.0 for any fiscal quarter. The Bridge Loan Credit Agreement also contained customary affirmative and negative covenants that, among other things, limited the ability of SBA Monarch and its subsidiaries to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions, merge or consolidate, make certain restricted payments, enter into transactions with affiliates, make certain capital expenditures and engage in certain asset dispositions, including a sale of all or substantially all of their property.

As of June 30, 2012, the Company had a principal balance under the Mobilitie Bridge Loan of $400.0 million.

On July 13, 2012, Telecommunications issued the 5.75% Notes and used part of the proceeds to repay the $400 million outstanding principal balance on the Mobilitie Bridge Loan.

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

As of June 30, 2012, the Borrowers met the required Debt Service Coverage Ratio and were in compliance with all other covenants as set forth in the mortgage loan agreement.

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

On April 17, 2012 the Company received a partial settlement of $4.6 million relating to the Chapter 11 bankruptcy case of Lehman Brothers Holdings Inc. and its affiliated debtors related to the Lehman Derivatives. The amount received was recorded as a gain in other income in the statement of operations during the three months ended June 30, 2012 and reflected as an inflow of cash from financing activities in the statement of cash flow for the six months ended June 30, 2012.

The 1.875% Notes are reflected at carrying value in short-term debt in the Company’s Condensed Consolidated Balance Sheets. The following table summarizes the balances for the 1.875% Notes:

	As of June 30, 2012	As of December 31, 2011
	(in thousands)
Principal balance	$535,000	$535,000
Debt discount	(31,994)	(50,030)

Carrying value	$503,006	$484,970

The Company is amortizing the debt discount on the 1.875% Notes utilizing the effective interest method over the life of the 1.875% Notes which increases the effective interest rate from its coupon rate of 1.875% to 9.4%. As of June 30, 2012, the carrying amount of the equity component related to the 1.875% Notes was $156.6 million.

4.0% Convertible Senior Notes due 2014

On April 24, 2009, the Company issued $500.0 million of its 4.0% Convertible Senior Notes (the “4.0% Notes”). Interest on the 4.0% Notes is payable semi-annually on April 1 and October 1. The maturity date of the 4.0% Notes is October 1, 2014. The 4.0% Notes are convertible, at the holder’s option, into shares of the Company’s Class A common stock, at an initial conversion rate of 32.9164 shares of the Company’s Class A common stock per $1,000 principal amount of 4.0% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $30.38 per share or a 22.5% conversion premium based on the last reported sale price of $24.80 per share of our Class A common stock on the Nasdaq Global Select Market on April 20, 2009, the purchase agreement date.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The 4.0% Notes are reflected at carrying value in long-term debt in the Company’s Condensed Consolidated Balance Sheets. The following table summarizes the balances for the 4.0% Notes:

	As of June 30, 2012	As of December 31, 2011
	(in thousands)
Principal balance	$500,000	$500,000
Debt discount	(86,351)	(102,388)

Carrying value	$413,649	$397,612

The Company is amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate from its coupon rate of 4.0% to 13.0%. As of June 30, 2012, the carrying amount of the equity component related to the 4.0% Notes was $169.0 million.

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

At the end of the first quarter of 2012 the 4.0% Notes became convertible by the note holders. This conversion right was triggered because the Company’s Class A common stock closing price per share exceeded $39.49 for at least 20 trading days during the 30 consecutive trading day period ending on March 30, 2012. The 4.0% Notes continued to be convertible until June 30, 2012. On July 3, 2012, the Company again announced that the requisite conditions had been met as of the end of the second quarter and that the 4.0% Notes remained convertible by the note holders. The 4.0% Notes will continue to be convertible until September 30, 2012, and may be convertible thereafter, if one or more of the conversion conditions specified in the Indenture, dated as of April 24, 2009, are satisfied during future measurement periods.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Senior Notes

On July 24, 2009, Telecommunications issued $750.0 million of unsecured senior notes (the “Senior Notes”), $375.0 million of which were due August 15, 2016 (the “2016 Notes”) and $375.0 million of which were due August 15, 2019 (the “2019 Notes”). The 2016 Notes accrue interest at a rate of 8.00% and were issued at a price of 99.330% of their face value. The 2019 Notes accrue interest at a rate of 8.25% and were issued at a price of 99.152% of their face value. Interest on the 2016 Notes and 2019 Notes is due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. The Company is amortizing the debt discount on the 2016 Notes and the 2019 Notes utilizing the effective interest method over the life of the 2016 Notes and 2019 Notes, respectively.

On April 13, 2012, the Company redeemed $131.3 million in aggregate principal amount of its 2016 Notes and $131.3 million in aggregate principal amount of its 2019 Notes and paid $21.3 million as a premium on the redemption of the notes. Additionally, the Company wrote off $1.5 million and $4.3 million of debt discount and deferred financing fees, respectively, related to the redemption of the notes.

On July 30, 2012, the Company gave notice to the note holders of the 2016 Notes of its intention to redeem the remaining outstanding principal balance of the 2016 Notes effective August 29, 2012.

10.	SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has potential common stock equivalents related to its outstanding stock options, restricted stock units, 1.875% Notes and 4.0% Notes (see Note 9). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive for each of the three and six months ended June 30, 2012 and 2011, respectively. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for each period presented.

Stock Repurchases

On April 27, 2011, the Company’s Board of Directors approved a new $300.0 million stock repurchase program. This program authorizes the Company to purchase, from time to time, up to $300.0 million of the Company’s outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program became effective on April 28, 2011 and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in the Company’s sole discretion.

During the three and six months ended June 30, 2012, the Company did not repurchase any shares in conjunction with the stock repurchase program.

As of June 30, 2012, the Company had a remaining authorization to repurchase an additional $150.0 million of its common stock under its $300.0 million stock repurchase program.

Equity Issuances

On March 7, 2012, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Citigroup Global Markets Inc. and J.P. Morgan Securities LLC (together, the “Underwriters”) pursuant to which the Company sold to the Underwriters 6,005,000 shares of the Company’s Class A common stock at $47.30 per share (proceeds of $283.9 million, net of related fees). The shares were issued and sold pursuant to the Company’s shelf registration statement on Form S-3 and prospectus supplement related thereto. On April 13, 2012, the proceeds of this offering were used to partially redeem principal balances of the Senior Notes.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On April 2, 2012, the Company completed the Mobilitie Acquisition. As consideration for the acquisition, the Company paid $850.0 million in cash and issued 5.25 million shares of its Class A common stock.

11.	REDEEMABLE NONCONTROLLING INTERESTS

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

The Company allocates income and losses to the noncontrolling interest holder based on the applicable membership interest percentage. After applying those provisions, the Company calculates the redemption amount at each reporting period and records the amount, if any, by which the redemption amount exceeds the book value as a charge against income (loss) available to common shareholders. As of June 30, 2012 the carrying value of the Company’s redeemable noncontrolling interest exceeded the fair value of the amount the Company could be required to pay to redeem the noncontrolling interest at the date of exercise of either the put or call option. Accordingly, the carrying value is presented on the Company’s Consolidated Balance Sheet.

During the six months ended June 30, 2011, the Company paid approximately $0.7 million in exchange for the outstanding 4.6% noncontrolling interest in a Canadian joint venture increasing the Company’s interest in that joint venture to 100%.

12.	STOCK-BASED COMPENSATION

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

	For the six months ended June 30,
	2012	2011
Risk free interest rate	0.58% - 0.83%	1.17% - 2.17%
Dividend yield	0.0%	0.0%
Expected volatility	53.0%	53.9%
Expected lives	3.8 - 4.6 years	3.5 - 4.5 years

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s activities with respect to its stock options for the six months ended June 30, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)
	(in thousands)
Outstanding at December 31, 2011	3,608	$28.06
Granted	613	47.58
Exercised	(504)	27.68
Canceled	(7)	41.93

Outstanding at June 30, 2012	3,710	$31.31	4.19

Exercisable at June 30, 2012	2,150	$25.44	3.15

Unvested at June 30, 2012	1,560	$39.39	5.63

The weighted-average fair value of options granted during the six months ended June 30, 2012 and 2011 was $20.31 and $18.55, respectively. The total intrinsic value for options exercised during the six months ended June 30, 2012 and 2011 was $11.9 million and $6.9 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2012:

	Number of Units	Weighted-Average Grant Date Fair Value per share
	(in thousands)
Outstanding at December 31, 2011	225	$39.22
Granted	138	47.71
Restriction Lapse	(64)	38.67
Forfeited/Canceled	(1)	44.19

Outstanding at June 30, 2012	298	$43.24

The Company records compensation expense for restricted stock units based on the fair market value of the units awarded at the date of the grant times the number of shares subject to the units awarded. The Company typically recognizes the expense associated with the units on a straight-line basis over the vesting term.

13.	INCOME TAXES

The Company had federal taxable losses during the six months ended June 30, 2012 and 2011, and, as a result, federal net operating loss carry-forwards have been generated. The US federal net operating loss carry-forwards of the Company have a full valuation allowance as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses. However, a foreign tax provision of $2.8 million was recognized because certain international subsidiaries of the Company have profitable operations. Additionally, certain US subsidiaries are profitable and taxable in separate return jurisdictions which resulted in a state tax provision of $1.8 million.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	SEGMENT DATA

The Company operates principally in three business segments: site leasing, site development consulting and site development construction. The Company’s reportable segments are strategic business units that offer different services. The site leasing segment includes results of the managed and sublease businesses. Summarized financial information concerning the Company’s reportable segments for the six months ended June 30, 2012 and 2011 is shown below:

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment (1)	Total
	(in thousands)

Three months ended June 30, 2012
Revenues	$203,581	$7,779	$17,787	$—	$229,147
Cost of revenues (2)	$44,759	$5,345	$16,101	$—	$66,205
Depreciation, amortization and accretion	$93,108	$87	$432	$371	$93,998
Operating income (loss)	$35,550	$1,624	$(789)	$(1,647)	$34,738
Capital expenditures (3)	$923,070	$431	$1,323	$346	$925,170

Three months ended June 30, 2011
Revenues	$150,173	$4,672	$16,208	$—	$171,053
Cost of revenues (2)	$32,123	$3,540	$14,444	$—	$50,107
Depreciation, amortization and accretion	$76,048	$49	$310	$284	$76,691
Operating income (loss)	$28,477	$679	$47	$(1,994)	$27,209
Capital expenditures (3)	$110,394	$66	$392	$827	$111,679

Six months ended June 30, 2012
Revenues	$376,504	$13,600	$31,533	$—	$421,637
Cost of revenues (2)	$80,166	$9,343	$28,889	$—	$118,398
Depreciation, amortization and accretion	$174,434	$173	$862	$629	$176,098
Operating income (loss)	$77,804	$2,759	$(1,869)	$(3,667)	$75,027
Capital expenditures (3)	$998,486	$516	$1,751	$716	$1,001,469

Six months ended June 30, 2011
Revenues	$296,657	$8,863	$33,282	$—	$338,802
Cost of revenues (2)	$64,099	$6,767	$29,945	$—	$100,811
Depreciation, amortization and accretion	$150,313	$94	$620	$542	$151,569
Operating income (loss)	$53,512	$1,250	$(107)	$(3,547)	$51,108
Capital expenditures (3)	$220,046	$107	$757	$1,459	$222,369

Assets
As of June 30, 2012	$4,597,407	$8,005	$38,594	$149,654	$4,793,660
As of December 31, 2011	$3,439,401	$4,787	$37,377	$124,834	$3,606,399

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Excludes depreciation, amortization and accretion.
(3)	Includes cash paid for capital expenditures and acquisitions and related earn-outs and vehicle capital lease additions.

For the six months ended June 30, 2012 and 2011, the Company’s leasing revenues generated outside of the United States were 5.8% and 2.5%, respectively, of total consolidated leasing revenues. As of June 30, 2012 and December 31, 2011, the Company’s total assets outside of the United States were 8.5% and 8.7%, respectively, of total consolidated assets.

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

The following is a list of significant customers (representing at least 10% of revenue for the periods reported) and the percentage of total revenue for the specified time periods derived from such customers:

Site Leasing Revenue	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
AT&T	23.1%	26.9%	24.2%	27.0%
Sprint	23.1%	22.2%	23.3%	22.3%
T-Mobile	15.4%	11.4%	13.1%	11.4%
Verizon	13.8%	15.6%	14.2%	15.6%

Site Development Consulting Revenue	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Ericsson, Inc	23.0%	0.0%	23.0%	1.2%
Verizon	14.6%	17.0%	13.7%	17.2%
Nsoro	6.3%	12.5%	6.2%	14.0%
T-Mobile	3.7%	11.1%	8.2%	8.8%

Site Development Construction Revenue	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Nsoro Mastec	23.8%	46.9%	28.3%	41.0%
Ericsson, Inc	17.2%	7.2%	14.5%	9.5%
Verizon	11.3%	8.3%	10.0%	8.9%
T-Mobile	8.8%	5.2%	12.2%	8.9%

At June 30, 2012, five significant customers comprised 57.2% of total gross accounts receivable compared to five significant customers which comprised 50.4% of total gross accounts receivable at December 31, 2011.

16.	SUBSEQUENT EVENTS

TowerCo Acquisition

On June 25, 2012, the Company entered into a definitive merger agreement with certain affiliates of TowerCo that owned as of that date 3,252 tower sites in 47 states across the U.S. and Puerto Rico. The consideration to be paid by the Company will be $1.2 billion in cash and 4.6 million shares of the Company’s Class A common stock. The cash consideration will be paid from a combination of cash on hand, existing credit facilities and up to $900 million in financing commitments. The transaction, subject to customary closing conditions, is expected to close in the fourth quarter of 2012.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ExteNet Asset Purchase Agreement

On July 13, 2012, the Company entered into an asset purchase agreement with ExteNet Systems, Inc. to sell certain DAS assets acquired in the Mobilitie acquisition for $100 million in cash and $25 million in the form of a promissory note. The Company expects the transaction to close in the third quarter of 2012.

5.75% Senior Notes due 2020

On July 13, 2012, Telecommunications issued $800,000,000 aggregate principal amount of its 5.75% Senior Notes due 2020 (the “5.75% Notes”). The 5.75% Notes are guaranteed on a senior, unsecured basis by SBA Communications. The 5.75% Notes have an interest rate of 5.75%, which is payable semi-annually on July 15 and January 15 of each year, beginning on January 15, 2013, and were issued at a price of 100% of their face value. The 5.75% Notes mature on July 15, 2020. The net proceeds from the offering were approximately $787.2 million after deducting discounts and offering expenses. Telecommunications used the net proceeds from the offering to (1) repay all amounts outstanding under the Mobilitie Bridge Loan and (2) repay all amounts outstanding under the Revolving Credit Facility. The remaining proceeds will be used for general corporate purposes.

Secured Tower Revenue Securities Series 2012-1

On July 26, 2012, the Company, through its existing SBA Tower Trust has priced an offering of $610 million of Secured Tower Revenue Securities Series 2012-1 ( the “2012 Tower Securities”), which have an anticipated repayment date of December 2017 and a final maturity date of December 2042. The annual fixed coupon interest rate of the 2012 Tower Securities is 2.933%, payable monthly. Net proceeds from the 2012 Tower Securities will be used to redeem in full the $243.8 million outstanding balance of the 2016 Notes and to pay the applicable premium for the redemption. On July 30, 2012, the Company gave notice to the note-holders of the 2016 Notes of its intention to redeem the remaining outstanding principal balance of the 2016 Notes at a price of 106% effective August 29, 2012. The remaining net proceeds will be used (1) to pay a portion of the cash consideration required in connection with SBA’s pending acquisition of TowerCo and (2) for general corporate purposes. The transaction is expected to close in August 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications towers. Our principal operations are in the United States and its territories. As of June 30, 2012, we also owned towers in Canada, Costa Rica, El Salvador, Panama, Guatemala, and Nicaragua. Our primary business line is our site leasing business, which contributed approximately 97.7% of our total segment operating profit for the year-to-date period ended June 30, 2012. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative or acquired. As of June 30, 2012, we owned 13,122 tower sites, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 4,800 actual or potential additional communications sites, approximately 500 of which were revenue producing as of June 30, 2012. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

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

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five year periods at our option and provide for rent escalators which typically average 3-4% annually or provide for term escalators of approximately 15%. Of the 13,122 tower sites we owned as of June 30, 2012, approximately 70% were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates a significant portion of our total revenues. For information regarding our operating segments, please see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Revenues
	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)

Site leasing revenue	$203,581	$150,173	$376,504	$296,657
Total revenues	$229,147	$171,053	$421,637	$338,802
Site leasing revenue percentage of total revenues	88.8%	87.8%	89.3%	87.6%

	Segment Operating Profit
	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Site leasing segment operating profit(1)	$158,822	$118,050	$296,338	$232,558
Total segment operating profit(1)	$162,942	$120,946	$303,239	$237,991
Site leasing segment operating profit percentage of total segment operating profit(1)	97.5%	97.6%	97.7%	97.7%

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

The following rollforward summarizes the activity in our consolidated tower portfolio from December 31, 2011 to June 30, 2012:

Number of Towers

Towers owned at December 31, 2011	10,524
Purchased towers	78
Constructed towers	63
Towers reclassified/disposed (1)	(4)

Towers owned at March 31, 2012	10,661
Purchased towers	2,381
Constructed towers	90
Towers reclassified/disposed (1)	(10)

Towers owned at June 30, 2012	13,122

(1)

Reclassifications reflect the combination for reporting purposes of multiple tower structures on a single parcel of real estate, which we market and customers view as a single location, into a single tower site. Dispositions reflect the decommissioning, sale, conveyance or legal transfer of owned tower sites.

On April 2, 2012, we completed the Mobilitie acquisition and acquired 2,281 towers with an additional 36 towers in development in the US and Central America and indoor and outdoor distributed antenna system (DAS) assets in Chicago, Las Vegas, New York City and Auburn, Alabama. The total consideration paid by us in the Mobilitie acquisition was $1.1 billion consisting of (i) $850.0 million in cash and (ii) 5,250,000 newly issued shares of our Class A common stock.

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

The table below provides the percentage of total revenues contributed by site development consulting services and site development construction services for the three and six months ended June 30, 2012 and 2011. For information regarding our operating segments, see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Revenues
	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)

Site development consulting	$7,779	$4,672	$13,600	$8,863
Site development construction	$17,787	$16,208	$31,533	$33,282
Total revenues	$229,147	$171,053	$421,637	$338,802

Site development consulting	3.4%	2.7%	3.2%	2.6%
Site development construction	7.8%	9.5%	7.5%	9.8%

International Operations

As of June 30, 2012, we had operations in Canada, Costa Rica, El Salvador, Nicaragua, Guatemala and Panama. Our operations in these countries are solely in the site leasing business, and we expect to expand operations through new builds and acquisitions. Tenant leases in the Canadian market typically have similar terms and conditions as those in the United States, with an initial term of five years, and specific rent escalators. Tenant leases in Central America typically have a ten year initial term with similar renewal terms and rent escalators as those in the United States and Canada.

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

Recent Developments

On June 25, 2012, we entered into a definitive merger agreement with certain affiliates of TowerCo that owned as of that date 3,252 tower sites in 47 states across the U.S. and Puerto Rico. The consideration to be paid by us will be $1.2 billion in cash and 4.6 million shares of our Class A common stock. The cash consideration will be paid from a combination of cash on hand, existing credit facilities and up to $900 million in financing commitments. The transaction, subject to customary closing conditions, is expected to close in the fourth quarter of 2012.

On July 13, 2012, SBA Telecommunications, Inc. (“Telecommunications”) issued $800,000,000 aggregate principal amount of its 5.75% Senior Notes due 2020 (the “5.75% Notes”). The 5.75% Notes are guaranteed on a senior, unsecured basis by SBA Communications. The 5.75% Notes have an interest rate of 5.75%, which is payable semi-annually on July 15 and January 15 of each year, beginning on January 15, 2013, and were issued at a price of 100% of their face value. The 5.75% Notes mature on July 15, 2020. The net proceeds from the offering were approximately $787.2 million after deducting discounts and offering expenses. Telecommunications used the net proceeds from the offering to (1) repay all amounts outstanding under the Mobilitie Bridge Loan and (2) repay all amounts outstanding under the Revolving Credit Facility. The remaining proceeds will be used for general corporate purposes.

On July 13, 2012, we entered into an asset purchase agreement with ExteNet Systems, Inc. to sell certain DAS assets acquired in the Mobilitie acquisition for $100 million in cash and $25 million in the form of a promissory note. We expect the transaction to close by the third quarter of 2012.

On July 26, 2012, we, through our existing SBA Tower Trust, priced an offering of $610 million of Secured Tower Revenue Securities Series 2012-1 (the “2012 Tower Securities”), which have an anticipated repayment date of December 2017 and a final maturity date of December 2042. The annual fixed coupon interest rate of the 2012 Tower Securities is 2.933%, payable monthly. Net proceeds from the 2012 Tower Securities will be used to redeem in full the $243.8 million outstanding balance of the 2016 Notes (as defined below) and to pay the applicable premium for the redemption. The remaining net proceeds will be used (1) to pay a portion of the cash consideration required in connection with our pending acquisition of TowerCo and (2) for general corporate purposes.

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

	Site leasing segment
	For the three months ended June 30,		Dollar	For the six months ended June 30,		Dollar
	2012	2011	Change	2012	2011	Change
	(in thousands)
Segment revenue	$203,581	$150,173	$53,408	$376,504	$296,657	$79,847
Segment cost of revenues (excluding depreciation, accretion and amortization)	(44,759)	(32,123)	(12,636)	(80,166)	(64,099)	(16,067)

Segment operating profit	$158,822	$118,050	$40,772	$296,338	$232,558	$63,780

	Site development consulting segment
	For the three months ended June 30,		Dollar	For the six months ended June 30,		Dollar
	2012	2011	Change	2012	2011	Change
	(in thousands)
Segment revenue	$7,779	$4,672	$3,107	$13,600	$8,863	$4,737
Segment cost of revenues (excluding depreciation, accretion and amortization)	(5,345)	(3,540)	(1,805)	(9,343)	(6,767)	(2,576)

Segment operating profit	$2,434	$1,132	$1,302	$4,257	$2,096	$2,161

	Site development construction segment
	For the three months ended June 30,		Dollar	For the six months ended June 30,		Dollar
	2012	2011	Change	2012	2011	Change
	(in thousands)
Segment revenue	$17,787	$16,208	$1,579	$31,533	$33,282	$(1,749)
Segment cost of revenues (excluding depreciation, accretion and amortization)	(16,101)	(14,444)	(1,657)	(28,889)	(29,945)	1,056

Segment operating profit	$1,686	$1,764	$(78)	$2,644	$3,337	$(693)

Site leasing segment operating profit increased $40.8 million for the six months ended June 30, 2012, as compared to the same period in the prior year, primarily due to additional profit generated by the towers that we acquired or constructed subsequent to June 30, 2011, organic site leasing growth from new leases and contractual rent escalators and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers, and increased straight-line leasing revenue associated with the Sprint Network Vision Agreement entered into in the fourth quarter of 2011.

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

We believe that Adjusted EBITDA is an indicator of the financial performance of our core businesses. Adjusted EBITDA is a component of the calculation that has been used by our lenders to determine compliance with certain covenants under our Senior Credit Agreement, Senior Notes and 5.75% Notes. Adjusted EBITDA is not intended to be an alternative measure of operating income or gross profit margin as determined in accordance with GAAP.

Adjusted EBITDA increased $49.2 million for the six months ended June 30, 2012, as compared to the same period in the prior year, primarily due to increased site leasing segment operating profit offset by an increase in selling, general and administrative costs. The reconciliation of Adjusted EBITDA is as follows:

	For the three months ended June 30,		Dollar	For the six months ended June 30,		Dollar
	2012	2011	Change	2012	2011	Change
	(in thousands)			(in thousands)

Net loss	$(53,454)	$(29,910)	$(23,544)	$(76,105)	$(64,286)	$(11,819)
Interest income	(37)	(29)	(8)	(84)	(59)	(25)
Interest expense(1)	64,979	56,342	8,637	126,651	111,715	14,936
Depreciation, accretion and amortization	93,998	76,691	17,307	176,098	151,569	24,529
Asset impairment	646	296	350	995	296	699
Provision for taxes(2)	2,762	1,251	1,511	4,522	2,449	2,073
Loss from extinguishment of debt, net	27,149	—	27,149	27,149	1,696	25,453
Non-cash compensation	3,850	3,142	708	6,907	5,922	985
Non-cash straight-line leasing revenue	(11,508)	(2,096)	(9,412)	(19,664)	(3,886)	(15,778)
Non-cash straight-line ground lease expense	5,027	2,689	2,338	8,100	5,682	2,418
Acquisition related costs	15,816	1,029	14,787	16,160	3,402	12,758
Other income/expense	(4,972)	104	(5,076)	(4,984)	649	(5,633)
Income from discontinued operations	(1,380)	—	(1,380)	(1,380)	—	(1,380)

Adjusted EBITDA	$142,876	$109,509	$33,367	$264,365	$215,149	$49,216

(1)	Interest expense includes interest expense, non-cash interest expense and amortization of deferred financing fees.
(2)

Includes $308 and $741 of franchise taxes for the three and six months ended June 30, 2012, respectively, and $550 and $1,057 in the same periods from prior year, respectively, as reflected in the Consolidated Statement of Operations in selling, general and administrative expenses.

RESULTS OF OPERATIONS

Three months ended June 30, 2012 Compared to Three months ended June 30, 2011

	For the three months ended June 30,		Dollar Change	Percentage Increase (Decrease)
	2012	2011
	(in thousands)
Revenues:
Site leasing	$203,581	$150,173	$53,408	35.6%
Site development	25,566	20,880	4,686	22.4%

Total revenues	229,147	171,053	58,094	34.0%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	44,759	32,123	12,636	39.3%
Cost of site development	21,446	17,984	3,462	19.3%
Selling, general and administrative	17,744	15,721	2,023	12.9%
Asset impairment	646	296	350	118.2%
Acquisition related expenses	15,816	1,029	14,787	1437.0%
Depreciation, accretion and amortization	93,998	76,691	17,307	22.6%

Total operating expenses	194,409	143,844	50,565	35.2%

Operating income	34,738	27,209	7,529	27.7%

Other income (expense):
Interest income	37	29	8	27.6%
Interest expense	(43,902)	(38,528)	(5,374)	13.9%
Non-cash interest expense	(17,416)	(15,613)	(1,803)	11.5%
Amortization of deferred financing fees	(3,661)	(2,201)	(1,460)	66.3%
Loss from extinguishment of debt, net	(27,149)	—	(27,149)	100.0%
Other income (expense)	4,972	(104)	5,076	(4880.8%)

Total other expense	(87,119)	(56,417)	(30,702)	54.4%

Loss from continuing operations before provision for income taxes	(52,381)	(29,208)	(23,173)	79.3%
Provision for income taxes	(2,453)	(702)	(1,751)	249.4%

Loss from continuing operations	(54,834)	(29,910)	(24,924)	83.3%
Income from discontinued operations, net of income taxes	1,380	—	1,380	100.0%

Net loss	(53,454)	(29,910)	(23,544)	78.7%
Less: Net (income) loss attributable to the noncontrolling interest	(18)	91	(109)	(119.8%)

Net loss attributable to SBA Communications Corporation	$(53,472)	$(29,819)	$(23,653)	79.3%

Revenues:

Site leasing revenues increased $53.4 million for the three months ended June 30, 2012, as compared to the same period in the prior year, due largely to (i) revenues from the towers that we acquired, including $27.2 million from the Mobilitie acquisition, or towers that we constructed subsequent to June 30, 2011 (ii) organic site leasing growth from new leases, contractual rent escalators and lease amendments which increased the related rent to reflect additional equipment added to our towers and (iii) increased straight-line leasing revenue associated with the Sprint Network Vision Agreement entered into in the fourth quarter of 2011.

Site development revenues increased $4.7 million for the three months ended June 30, 2012, as compared to the same period in the prior year, due to a higher volume of work performed during the quarter as compared to the same period last year, in particular in connection with the Sprint Network Vision project.

Operating Expenses:

Site leasing cost of revenues increased $12.6 million for the three months ended June 30, 2012, as compared to the same period in the prior year, primarily as a result of the growth in the number of tower sites owned by us, including $10.7 million from the Mobilitie acquisition, offset by the positive impact of our ground lease purchase program.

Site development cost of revenues increased $3.5 million for the three months ended June 30, 2012, as compared to the same period in the prior year, as a result of a higher volume of work performed during the quarter.

Selling, general and administrative expenses increased $2.0 million for the three months ended June 30, 2012, as compared to the same period in the prior year, primarily as a result of an increase in personnel, salaries and benefits and non-cash compensation as well as incremental costs incurred in connection with our international expansion.

Acquisition related expenses increased $14.8 million for the three months ended June 30, 2012, as compared to the same period in the prior year, primarily as a result of an increase in acquisition related fees related to the Mobilitie acquisition as well as a change in estimate of the earnout accrual based on the fair market value of the earnout liability for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011. The acquisition related expenses recorded for the three months ended June 30, 2012 for the Mobilitie acquisition were $11.4 million.

Depreciation, accretion and amortization expense increased $17.3 million for the three months ended June 30, 2012, as compared to the same period in the prior year, due to an increase in the number of tower sites built and acquired by us, including through the Mobilitie acquisition, as of June 30, 2012 compared to those owned at June 30, 2011. The depreciation, accretion and amortization expense recorded for the three months ended June 30, 2012 for the Mobilitie acquisition was $10.7 million.

Operating Income:

Operating income increased $7.5 million for the three months ended June 30, 2012 from the three months ended June 30, 2011, primarily due to higher segment operating profit in both the site leasing and site development segments offset by increases in acquisition related expenses, depreciation, accretion and amortization expense and selling, general and administrative expenses.

Other Income (Expense):

Interest expense increased $5.4 million from the three months ended June 30, 2011 due to the higher weighted average principal amount of cash-interest bearing debt for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily resulting from the issuance of the 2011 Term Loan ($500 million), 2012 Term Loan ($200 million) and the Mobilitie Bridge Loan ($400 million) offset by the redemption of $131.3 million in aggregate principal amount of our 8.0% Senior Notes due 2016 (“the 2016 Notes”) and $131.3 million in aggregate principal amount of our 8.25% Senior Notes due 2019 (“the 2019 Notes”).

Non-cash interest expense increased $1.8 million to $17.4 million for the three months ended June 30, 2012, compared to $15.6 million for the three months ended June 30, 2011. This increase reflects the accretion of the debt discounts on the 1.875% Notes, the 4.0% Notes, the 2011 Term Loan and the Senior Notes offset by the redemption of $131.3 million of the 2016 Notes and $131.3 million of the 2019 Notes.

Other income increased to $5.0 million for the three months ended June 30, 2012, compared to a $0.1 million expense for the three months ended June 30, 2011. This increase was a result of a partial settlement of $4.6 million relating to the Chapter 11 bankruptcy case of Lehman Brothers Holdings Inc. and its affiliated debtors related to the Lehman Derivatives.

Loss from extinguishment of debt of $27.1 million for the three months ended June 30, 2012 was due to the premium paid on the redemption of $131.3 million of the 2016 Notes and $131.3 million of the 2019 Notes as well as the write off of $1.5 million and $4.3 million of related debt discount and deferred financing fees respectively. The Company did not record an early extinguishment charge during the second quarter of 2011.

Income from discontinued operations

Income from discontinued operations was $1.4 million for the three months ended June 30, 2012. During the second quarter of 2012, the Company reclassified certain DAS network assets acquired in the Mobilitie acquisition as Assets Held for Sale and reported the related income and expenses as a discontinued operation. On July 13, 2012, the Company entered into an asset purchase agreement to sell these DAS network assets to ExteNet for $125 million. The transaction is expected to close in the third quarter of 2012.

Net Loss

Net loss increased $23.5 million to $53.5 million for the three months ended June 30, 2012 from the three months ended June 30, 2011. The increase is primarily due to increases in acquisition related expenses, the loss from the extinguishment of debt, depreciation, accretion and amortization expense as well as selling, general and administrative expenses, interest expense and non-cash interest expense. This was offset by the increase in site leasing segment operating profit.

Six months ended June 30, 2012 Compared to Six months ended June 30, 2011

	For the six months ended June 30,		Dollar Change	Percentage Increase (Decrease)
	2012	2011
	(in thousands)
Revenues:
Site leasing	$376,504	$296,657	$79,847	26.9%
Site development	45,133	42,145	2,988	7.1%

Total revenues	421,637	338,802	82,835	24.4%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion, and amortization shown below):
Cost of site leasing	80,166	64,099	16,067	25.1%
Cost of site development	38,232	36,712	1,520	4.1%
Selling, general and administrative	34,959	31,616	3,343	10.6%
Asset impairment	995	296	699	236.1%
Acquisition related expenses	16,160	3,402	12,758	375.0%
Depreciation, accretion and amortization	176,098	151,569	24,529	16.2%

Total operating expenses	346,610	287,694	58,916	20.5%

Operating income	75,027	51,108	23,919	46.8%

Other income (expense):
Interest income	84	59	25	42.4%
Interest expense	(86,150)	(76,309)	(9,841)	12.9%
Non-cash interest expense	(34,407)	(31,006)	(3,401)	11.0%
Amortization of deferred financing fees	(6,094)	(4,400)	(1,694)	38.5%
Loss from extinguishment of debt, net	(27,149)	(1,696)	(25,453)	1500.8%
Other (expense) income	4,984	(649)	5,633	(868.0%)

Total other expense	(148,732)	(114,001)	(34,731)	30.5%

Loss from continuing operations before provision for income taxes	(73,705)	(62,893)	(10,812)	17.2%

Provision for income taxes	(3,780)	(1,393)	(2,387)	171.4%

Loss from continuing operations	(77,485)	(64,286)	(13,199)	20.5%

Income from discontinued operations, net of income taxes	1,380	—	1,380	100.0%

Net loss	(76,105)	(64,286)	(11,819)	18.4%

Less: Net loss attributable to the noncontrolling interest	2	216	(214)	(99.1%)

Net loss attributable to SBA Communications Corporation	$(76,103)	$(64,070)	$(12,033)	18.8%

Revenues:

Site leasing revenues increased $79.8 million for the six months ended June 30, 2012, as compared to the same period in the prior year, due largely to (i) revenues from the towers that we acquired, including $27.2 million from the Mobilitie acquisition, or towers that we constructed subsequent to June 30, 2011 (ii) organic site leasing growth from new leases, contractual rent escalators and lease amendments which increased the related rent to reflect additional equipment added to our towers and (iii) increased straight-line leasing revenue associated with the Sprint Network Vision Agreement entered into in the fourth quarter of 2011.

Site development revenues increased $3.0 million for the six months ended June 30, 2012, as compared to the same period in the prior year, as a result of a higher volume of work performed in the first two quarters of 2012 compared to the same period in 2011, in particular due to work associated with the Sprint Network Vision project.

Operating Expenses:

Site leasing cost of revenues increased $16.1 million for the six months ended June 30, 2012, as compared to the same period in the prior year, primarily as a result of the growth in the number of tower sites owned by us, including $10.7 million from the Mobilitie acquisition, offset by the positive impact of our ground lease purchase program.

Site development cost of revenues increased $1.5 million for the six months ended June 30, 2012, as compared to the same period in the prior year, as a result of a higher volume of work performed during 2012.

Selling, general and administrative expenses increased $3.3 million for the six months ended June 30, 2012, as compared to the same period in the prior year, primarily as a result of an increase in personnel, salaries and benefits and non-cash compensation, as well as incremental costs incurred in connection with our international expansion.

Acquisition related expenses increased $12.8 million for the six months ended June 30, 2012, as compared to the same period in the prior year, primarily as a result of an increase in the number of towers acquired, including through the Mobilitie acquisition, as well as changes in the estimate of the earnout accrual due to the fair market adjustment of the earnout liability during the three and six month period ended June 30, 2012 compared to the same period ended June 30, 2011. The acquisition related expenses recorded for the Mobilitie acquisition were $11.4 million for the six months ended June 30, 2012.

Depreciation, accretion and amortization expense increased $24.5 million to $176.1 million for the six months ended June 30, 2012, as compared to the same period in the prior year, due to an increase in the number of tower sites built and acquired by us, including through the Mobilitie acquisition, as of June 30, 2012 compared to those owned at June 30, 2011. The depreciation, accretion and amortization expense recorded for the Mobilitie acquisition was $10.7 million for the six months ended June 30, 2012.

Operating Income:

Operating income increased $23.9 million to $75.0 million for the six months ended June 30, 2012 from $51.1 million for the six months ended June 30, 2011, primarily due to higher segment operating profit in the site leasing segment and offset by increases in acquisition related expenses depreciation, accretion and amortization expense and selling, general and administrative expenses.

Other Income (Expense):

Interest expense was $86.2 million for the six months ended June 30, 2012, an increase of $9.8 million from the six months ended June 30, 2011. This increase was due to the higher weighted average amount of cash-interest bearing debt outstanding for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 resulting from the issuance of the 2011 Term Loan ($500 million), 2012 Term Loan ($200 million) and the Mobilitie Bridge Loan ($400 million). This was offset by the impact of the redemption of $131.3 million of the 2016 Notes and $131.3 million of the 2019 Notes in the second quarter of 2012.

Non-cash interest expense was $34.4 million for the six months ended June 30, 2012, an increase of $3.4 million from the six months ended June 30, 2011. This increase reflects the accretion of the debt discount on the 1.875% Notes, the 4.0% Notes, the 2011 Term Loan, and the Senior Notes. This was offset by the repurchase of $15.0 million in principal amount of 1.875% Notes in the first quarter of 2011 and by the redemption of $131.3 million of the 2016 Notes and $131.3 million of the 2019 Notes in the second quarter of 2012.

Other income increased to $5.0 million for the six months ended June 30, 2012, compared to a $0.6 million expense for the six months ended June 30, 2011. This increase was a result of a partial settlement of $4.6 million relating to the Chapter 11 bankruptcy case of Lehman Brothers Holdings Inc. and its affiliated debtors related to the Lehman Derivatives.

Loss from extinguishment of debt was $27.1 million for the six months ended June 30, 2012, an increase of $25.5 million from the six months ended June 30, 2011. The increase reflects the premium paid on the redemption of $131.3 million of the 2016 Notes and $131.3 million of the 2019 Notes as well as the write off of $1.5 million and $4.3 million of related debt discount and deferred financing fees respectively as compared to the loss from extinguishment of debt of $1.7 million for the six months ended June 30, 2011 which was due to the repurchase of $15.0 million in principal amount of the 1.875% Notes.

Income from discontinued operations

Income from discontinued operations was $1.4 million for the six months ended June 30, 2012. During the second quarter of 2012, the Company reclassified certain DAS network assets acquired in the Mobilitie acquisition as Assets Held for Sale and reported the related income and expenses as a discontinued operation. On July 13, 2012, the Company entered into an asset purchase agreement to sell these DAS network assets to ExteNet for $125 million. The transaction is expected to close in the third quarter of 2012.

Net Loss

Net loss was $76.1 million for the six months ended June 30, 2012, an increase of $11.8 million from the six months ended June 30, 2011, primarily due to increases in the loss on extinguishment of debt, acquisition related expenses, depreciation, accretion and amortization expense as well as interest expense, non-cash interest expense and selling, general and administrative costs. This was offset by an increase in site leasing segment operating profit.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation is a holding company with no business operations of its own. SBA Communications’ only significant asset is the outstanding capital stock of Telecommunications. which is also a holding company that owns equity interests in entities that directly or indirectly own all of our domestic and international towers and assets. We conduct all of our business operations through Telecommunications’ subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries.

A summary of our cash flows is as follows:

	For the six months ended
	June 30, 2012	June 30, 2011
	(in thousands)
Summary cash flow information:
Cash provided by operating activities	$148,769	$122,889
Cash used in investing activities	(1,000,854)	(220,581)
Cash provided by financing activities	890,232	311,092

Increase in cash and cash equivalents	38,147	213,400
Effect of exchange rate changes on cash and cash equivalents	(104)	95
Cash provided by discontinued operations from operating activities	1,380	—
Cash and cash equivalents, beginning of the period	47,316	64,254

Cash and cash equivalents, end of the period	$86,739	$277,749

Sources of Liquidity

We fund our growth, including our tower portfolio growth, through cash flows from operations, long-term indebtedness and equity issuances. With respect to our debt financing, we have issued secured and unsecured debt instruments at various levels of our organizational structure to minimize our financing costs while maximizing our operational flexibility.

Cash provided by operating activities was $148.8 million for the six months ended June 30, 2012 as compared to $122.9 million for the six months ended June 30, 2011. This increase was primarily due an increase in segment operating profit from the site leasing segment partially offset by increased cash interest payments relating to the higher average amount of cash-interest bearing debt outstanding for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

During the six months ended June 30, 2012, we borrowed $484.0 million and repaid $200.0 million under the Revolving Credit Facility. As of June 30, 2012, the availability under the Revolving Credit Facility was $416.0 million. Subsequent to June 30, 2012, we had no borrowings under our Revolving Credit Facility. As of the date of this filing, nothing is outstanding under our Revolving Credit Facility as part of the proceeds from the 5.75% Notes were used to repay the $284 million outstanding balance.

On March 7, 2012, we sold 6,005,000 shares of our Class A common stock at $47.30 per share resulting in proceeds of $283.9 million, net of related fees.

In connection with the Mobilitie acquisition, which we consummated on April 2, 2012, we issued, as a portion of the consideration, 5,250,000 newly issued shares of our Class A common stock.

On April 2, 2012, simultaneous with the closing of the Mobilitie acquisition, we entered into the Bridge Loan Credit Agreement (as defined below) for a $400 million bridge loan. As discussed below, on July 13, 2012, Telecommunications issued the 5.75% Notes and used part of the proceeds to repay the full amounts outstanding under the Revolving Credit Facility and the Mobilitie Bridge Loan.

On April 2, 2012, we increased the aggregate committed principal amount of our Revolving Credit Facility under the Senior Credit Agreement from $500 million to $600 million. Additionally, on May 9, 2012, we increased the aggregate committed principal amount of our Revolving Credit Facility from $600 million to $700 million and extended the maturity date to May 9, 2017. All other existing terms of the Revolving Credit Facility remain unchanged. In addition, we obtained a new $200.0 million senior secured term loan (“2012 Term Loan”). The 2012 Term Loan accrues interest, at SBA Senior Finance II, LLC’s (“SBA Senior Finance II”) election, at either the Base Rate plus a margin that ranges from 1.00% to 1.50% or the Eurodollar Rate plus a margin that ranges from 2.00% to 2.50%, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). Principal of the 2012 Term Loan will be repaid in quarterly installments on the last day of each March, June, September and December, commencing on September 30, 2012, in an amount equal to $2.5 million for each of the first eight quarters, $3.75 million for the next four quarters and $5.0 million for each quarter thereafter. Proceeds from the 2012 Term Loan were used to repay amounts outstanding under the Revolving Credit Facility.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites or related assets. During the six months ended June 30, 2012, we did not issue any shares of Class A common stock under this registration statement. As of June 30, 2012, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

On February 27, 2012, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. During the six months ended June 30, 2012, we issued 6,005,000 shares of our Class A common stock under the automatic shelf registration statement and the prospectus supplement related thereto.

Uses of Liquidity

We believe that our principal use of liquidity will be to fund tower portfolio growth and, secondarily, to fund our stock repurchase program. In the future, we may repurchase, for cash or equity, our outstanding indebtedness in privately-negotiated or open market transactions in order to optimize our liquidity and leverage and take advantage of market opportunities.

In order to manage our leverage and liquidity positions, take advantage of market opportunities and ensure continued compliance with our financial covenants, we may from time to time repurchase of our outstanding indebtedness for cash or equity. If we undertake debt repurchases or exchanges, these actions could materially impact the amount and composition of indebtedness outstanding or dilute our existing shareholders.

Our cash capital expenditures for the six months ended June 30, 2012 were $999.7 million. The $999.7 million consists of cash capital expenditures of $934.6 million that we incurred primarily in connection with the acquisition of

2,459 completed towers net of related working capital adjustments and earnouts paid in connection with previous acquisitions, $33.3 million for construction and related costs associated with the completion of 153 new towers and for sites in process during the six months ended June 30, 2012, $4.0 million for tower maintenance capital expenditures, $9.8 million for augmentations and tower upgrades, $1.2 million for general corporate expenditures and $16.8 million for ground lease purchases (excluding $3.6 million spent to extend ground lease terms).

On April 2, 2012, we completed our acquisition of the equity interests in certain entities affiliated with Mobilitie LLC. In connection with the acquisition, we paid approximately $850 million in cash, which we funded from (i) borrowings under our Revolving Credit Facility and (ii) $400 million from our new bridge loan (“Mobilitie Bridge Loan”). Additionally, we issued 5.25 million shares of our Class A common stock, valued at $263.3 million in connection with the acquisition.

On April 13, 2012, the proceeds from the equity offering of 6,005,000 shares of our Class A common stock were used to redeem $131.3 million in aggregate principal amount of our the 2016 Notes and $131.3 million in aggregate principal amount of our 2019 Notes and to pay the applicable premium for the redemption.

On July 30, 2012, we notified our lenders of our intent to redeem the remaining $243.8 million balance of the 2016 Notes. The 2016 Notes will be redeemed at 106% of the face value from the proceeds of the issuance of the Secured Tower Revenue Securities Series 2012-1. The redemption is expected to occur on August 29, 2012.

On June 25, 2012, we entered into a definitive merger agreement with certain affiliates of TowerCo that owned as of that date 3,252 tower sites in 47 states across the U.S. and Puerto Rico. The consideration to be paid by us will be $1.2 billion in cash and 4.6 million shares of our Class A common stock. The cash consideration will be paid from a combination of cash on hand, existing credit facilities and up to $900 million in financing commitments. The transaction, subject to customary closing conditions, is expected to close in the fourth quarter of 2012.

During the remainder of 2012, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $13.0 million to $17.0 million, including, we believe, less than $1,000 per tower per year for non-discretionary maintenance capital improvements. In addition to the TowerCo acquisition, we expect to have discretionary cash capital expenditures during 2012 primarily associated with new tower construction, additional tower acquisitions, tower augmentations and ground lease purchases. We expect to fund these additional cash capital expenditures from cash on hand, cash flow from operations and borrowings under the Revolving Credit Facility. The exact amount of our future cash capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and tower acquisition programs, and our ground lease purchase program.

Subsequent to June 30, 2012, we acquired 19 towers for an aggregate consideration paid for towers and related assets of $6.5 million in cash.

During the six months ended June 30, 2012 we did not repurchase any shares of our Class A common stock under our stock repurchase program. As of June 30, 2012, we had a remaining authorization to repurchase $150.0 million of Class A common stock under our current $300.0 million stock repurchase program.

Debt Instruments and Debt Service Requirements

As of June 30, 2012, we believe that our cash on hand and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

Revolving Credit Facility

The Revolving Credit Facility consists of a revolving loan under which up to $700.0 million aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest (2.25% as of June 30, 2012) at the Eurodollar Rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Amended and Restated Credit Agreement (the “Senior Credit Agreement”) entered into by SBA Senior Finance II on June 30, 2011. If not earlier terminated by us, the Revolving Credit Facility will terminate on, and we will repay all amounts outstanding on or before, May 9, 2017. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. A per annum commitment fee of 0.375% to 0.5% of the unused commitments under the Revolving Credit Facility is charged based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). We may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period. As of June 30, 2012, SBA Senior Finance II and SBA Communications were in compliance with the financial covenants contained in the Senior Credit Agreement.

We borrowed $200 million in the first quarter of 2012, resulting in a total of $484.0 million borrowed and $200.0 million repaid under the Revolving Credit Facility in the six months ended June 30, 2012. The $284.0 million borrowed in the second quarter of 2012 were used to fund the cash consideration paid in the Mobilitie acquisition and to pay related fees and expenses.

On July 13, 2012, Telecommunications issued the 5.75% Notes and used part of the proceeds to repay all amounts outstanding under the Revolving Credit Facility.

2011 Term Loan

The 2011 Term Loan consists of a senior secured term loan in an initial aggregate principal amount of $500.0 million and matures on June 30, 2018. The 2011 Term Loan accrues interest (3.75% as of June 30, 2012), at our election, at either the Base Rate plus a margin of 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus a margin of 275 basis points (with a Eurodollar Rate floor of 1%). Quarterly principal payments have commenced as of September 30, 2011, in which $1.25 million of the principal on the 2011 Term Loan is repaid on the last day of each March, June, September and December. The remaining principal balance of the 2011 Term Loan will be due and payable on the maturity date. We have the ability to prepay any or all amounts under the 2011 Term Loan. The 2011 Term Loan was issued at 99.75% of par value.

During the six months ended June 30, 2012, we made a scheduled principal repayment of $2.5 million. As of June 30, 2012, the 2011 Term Loan had a principal balance of $495.0 million. Based on the amount outstanding at June 30, 2012 and the current Eurodollar Rate, debt service for the next twelve months on the 2011 Term Loan will be $23.7 million.

2012 Term Loan

The 2012 Term Loan, which we obtained on May 9,2012, consists of a $200.0 million senior secured term loan. The 2012 Term Loan accrues interest (2.75% as of June 30, 2012), at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 1.00% to 1.50% or the Eurodollar Rate plus a margin that ranges from 2.00% to 2.50%, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). Principal of the 2012 Term Loan will be repaid in quarterly installments on the last day of each March, June, September and December, commencing on September 30, 2012, in an amount equal to $2.5 million for each of the first eight quarters, $3.75 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012 Term Loan without premium or penalty. To the extent not previously paid, the 2012 Term Loan will be due and payable on May 9, 2017. The 2012 Term Loan was issued at par. Proceeds from the 2012 Term Loan were used to pay amounts outstanding under the Revolving Credit Facility.

Based on the amount outstanding at June 30, 2012 and the current Eurodollar Rate, debt service for the next twelve months on the 2012 Term Loan will be $15.5 million.

Mobilitie Bridge Loan

Simultaneous with the closing of the Mobilitie acquisition, our wholly-owned subsidiary SBA Monarch, as borrower, entered into a credit agreement with the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Barclays Bank PLC, as joint lead arrangers and bookrunners (the “Bridge Loan Credit Agreement”). Pursuant to the Bridge Loan Credit Agreement, SBA Monarch borrowed an aggregate principal amount of $400 million under a senior secured bridge loan (the “Mobilitie Bridge Loan”). Amounts borrowed under the Bridge Loan Credit Agreement were secured by a first lien on substantially all of the assets (other than leasehold, easement and fee interests in real property) of SBA Monarch and SBA Monarch’s subsidiaries (the assets acquired in the Mobilitie acquisition), and a pledge of Telecommunications’ interests in SBA Monarch. The Mobilitie Bridge Loan bore interest, at SBA Monarch’s election, at either the Base Rate plus a margin that ranged from 2.00% to 2.50% or the Eurodollar Rate plus a margin that ranged from 3.00% to 3.50%, in each case based on SBA Monarch’s ratio of Consolidated Total Debt to Consolidated Adjusted EBITDA (calculated in accordance with the Bridge Loan Credit Agreement). As of June 30, 2012, the bridge loan bore interest at the Eurodollar Rate plus 3.5% (3.75% as of June 30, 2012). The Bridge Loan Credit Agreement required SBA Monarch’s ratio of Consolidated Total Debt to Consolidated Adjusted EBITDA not to exceed 7.0 to 1.0 for any fiscal quarter. The Bridge Loan Credit Agreement also contained customary affirmative and negative covenants.

The Mobilitie Bridge Loan, included in current maturities of long-term debt and short-term debt in the accompanying consolidated balance sheet as of June 30, 2012, was scheduled to mature on April 1, 2013. On July 13, 2012, we repaid the $400 million outstanding under the Mobilitie Bridge Loan from the proceeds of the 5.75% Notes.

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

As of June 30, 2012, the Borrowers met the required Debt Service Coverage Ratio as set forth in the mortgage loan agreement. Based on the amounts outstanding at June 30, 2012, the debt service for the next twelve months on the 2010 Tower Securities will be $57.4 million.

1.875% Convertible Senior Notes due 2013

At June 30, 2012, we had $535.0 million outstanding of 1.875% Convertible Senior Notes (the “1.875% Notes”) which were recorded at their discounted carrying value of $503.0 million. The maturity date of the 1.875% Notes is May 1, 2013, and as such they are included in current maturities of long term debt in current liabilities. Interest on the 1.875% Notes is payable semi-annually each May 1 and November 1. The 1.875% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 24.1196 shares of Class A common stock per $1,000 principal amount of 1.875% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $41.46 per share or a 20% conversion premium based on the last reported sale price of $34.55 per share of Class A common stock on the Nasdaq Global Select Market on May 12, 2008, the purchase agreement date. Based on the amounts outstanding at June 30, 2012, debt service for the next twelve months on the 1.875% Notes will be $10.0 million of interest and the full principal balance of $535.0 million.

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

On April 17, 2012 we received a partial settlement of $4.6 million relating to the Chapter 11 bankruptcy case of Lehman Brothers Holdings Inc. and its affiliated debtors related to the Lehman Derivatives. The amount received was recorded as a gain in other income in the income statement during the second quarter.

4.0% Convertible Senior Notes due 2014

As of June 30, 2012, we had outstanding $500.0 million of our 4.0% Convertible Senior Notes (the “4.0% Notes”) which were recorded at their discounted carrying value of $413.6 million. The maturity date of the 4.0% Notes is October 1, 2014. Interest on the 4.0% Notes is payable semi-annually on April 1 and October 1. The 4.0% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 32.9164 shares of our Class A common stock per $1,000 principal amount of 4.0% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $30.38 per share or a 22.5% conversion premium based on the last reported sale price of $24.80 per share of our Class A common stock on the Nasdaq Global Select Market on April 20, 2009, the purchase agreement date. Based on the amounts outstanding at June 30, 2012, debt service for the next twelve months on the 4.0% Notes will be $20.0 million.

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

Upon conversion, we have the right to settle our conversion obligation in cash, shares of Class A common stock or a combination of cash and shares of our Class A common stock. From time to time, upon notice to the holders of the Notes, we may change our election regarding the form of consideration that we will use to settle our conversion obligation; provided, however, that we are not permitted to change our settlement election after February 18, 2013 for the 1.875% Notes and July 21, 2014 for the 4.0% Notes. A discussion of the full convertibility provisions of our convertible senior notes and of the related hedging arrangements, including the impact of Lehman Brothers OTC Derivatives Inc. default on a portion of the hedge associated with the 1.875% Notes, is included in our Annual Report on Form 10-K filed with the SEC on February 27, 2012.

After the end of the first quarter of 2012, the 4.0% Notes became convertible by the note holders. This conversion right was triggered because our Class A common stock closing price per share exceeded $39.49 for at least 20 trading days during the 30 consecutive trading day period ending on March 30, 2012. The 4.0% Notes remain convertible today, and will continue to be convertible until September 30, 2012, and may be convertible thereafter, if one or more of the conversion conditions specified in the Indenture, dated as of April 24, 2009, is satisfied during future measurement periods.

Senior Notes

On July 24, 2009, Telecommunications issued $750.0 million of unsecured senior notes (the “Senior Notes”), $375.0 million of which were due August 15, 2016 and $375.0 million of which were due August 15, 2019.

The 2016 Notes have an interest rate of 8.00% and were issued at a price of 99.330% of their face value. The 2019 Notes have an interest rate of 8.25% and were issued at a price of 99.152% of their face value. Interest on the 2016 Notes and 2019 Notes is due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. On April 13, 2012, we redeemed $131.3 million in aggregate principal amount of our 2016 Notes and $131.3 million in aggregate principal amount of our 2019 Notes and paid the applicable premium for the redemption. Based on the amounts outstanding at June 30, 2012, the debt service on the 2016 Notes and the 2019 Notes would be $21.2 million and $21.9 million, respectively. However, on July 30, 2012, we notified our lenders of our intent to redeem the remaining $243.8 million balance of the 2016 Notes. The 2016 Notes will be redeemed at 106% of the face value from the proceeds of the issuance of the Secured Tower Revenue Securities Series 2012-1, as noted below. The redemption is expected to occur on August 29, 2012. The 2016 Notes and the 2019 Notes are fully and unconditionally guaranteed by SBA Communications.

Secured Tower Revenue Securities Series 2012-1

On July 26, 2012, the Company, through its existing SBA Tower Trust has priced an offering of $610 million of Secured Tower Revenue Securities Series 2012-1 which have an anticipated repayment date of December 2017 and a final maturity date of December 2042. The annual fixed coupon interest rate of the 2012 Tower Securities is 2.933%, payable monthly. Net proceeds from the 2012 Tower Securities will be used to repay in full the remaining $243.8 million balance of the 2016 Notes plus the applicable premium associated with early redemption. The remaining net proceeds will be used (1) to pay a portion of the cash consideration required in connection with SBA’s pending acquisition of TowerCo and (2) for general corporate purposes. The transaction is expected to close in August 2012.

In addition, net proceeds from the 2012 Tower Securities will be used to redeem in full the $243.8 million outstanding balance of the 2016 Notes and to pay the applicable premium for the redemption.

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

The following table presents the future principal payment obligations associated with our debt instruments assuming our actual level of indebtedness as of June 30, 2012:

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(in thousands)

Debt:
1.875% Convertible Senior Notes due 2013	$—	$535,000	$—	$—	$—	$—	$535,000	$742,647
4.0% Convertible Senior Notes due 2014	$—	$—	$500,000	$—	$—	$—	$500,000	$966,250
8.0% Senior Notes due 2016(2)	$—	$—	$—	$—	$243,750	$—	$243,750	$259,289
8.25% Senior Notes due 2019	$—	$—	$—	$—	$—	$243,750	$243,750	$266,906
4.254% 2010-1 Tower Securities (1)	$—	$—	$—	$680,000	$—	$—	$680,000	$710,403
5.101% 2010-2 Tower Securities (1)	$—	$—	$—	$—	$—	$550,000	$550,000	$601,486
Revolving Credit Facility	$—	$—	$—	$—	$—	$284,000	$284,000	$284,000
2011 Term Loan	$2,500	$5,000	$5,000	$5,000	$5,000	$472,500	$495,000	$488,813
2012 Term Loan	$5,000	$10,000	$12,500	$17,500	$20,000	$135,000	$200,000	$197,500
Mobilitie Bridge Loan (3)	$—	$400,000	$—	$—	$—	$—	$400,000	$400,000

Total debt obligation	$7,500	$950,000	$517,500	$702,500	$268,750	$1,685,250	$4,131,500	$4,917,294

(1)	The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 16, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 16, 2017 and April 16, 2042, respectively.
(2)	On July 30, 2012, the Company gave notice to the note holders of the 2016 Notes that these notes would be redeemed effective August 29, 2012.
(3)	On July 13, 2012, the Company repaid the entire principal balance of the Mobilitie Bridge Loan.

Our current primary market risk exposure is interest rate risk relating to (1) our ability to meet financial covenants and (2) the impact of interest rate movements on our 2011 Term Loan, 2012 Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis. In addition, in connection with our convertible notes, we are subject to market risk associated with the market price of our common stock.

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

•

our belief that our towers have significant capacity to accommodate additional tenants, that our tower operations are highly scalable, that we can add tenants to our towers at minimal incremental costs, that we will continue to execute amendments as wireless service providers upgraded their equipment and the impact of these economies of scale on our cash flow and financial results;

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

•

our expectations regarding our annual debt service in 2012 and thereafter, and our belief that our cash on hand, cash flows from operations for the next twelve months and availability under our Revolving Credit Facility will be sufficient to service our outstanding debt during the next twelve months;

•	our belief regarding our credit risk;

•	our expectations regarding the closing of the 2012 Tower Securities offering, the ExteNet transaction and the TowerCo transaction; and

•	our estimates regarding certain accounting and tax matters.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to effectively integrate acquired towers into our business and to achieve the financial results projected in our valuation models for the acquired towers;

•	the impact of continued consolidation among wireless service providers on our leasing revenue;

•

changes in the wireless communications industry in general, and for wireless communications infrastructure providers in particular, that may decrease demand for our communications sites, or slow growth or affect the willingness or ability of the wireless service providers to expend capital to fund network expansion or enhancements;

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

•	with respect to our belief regarding the closing of pending transactions, the ability and willingness of each party to fulfill their respective closing conditions;

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

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of June 30, 2012. Based on such evaluation, such officers have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Item 5.02(e)

On July 30, 2012, SBA Communications Corporation entered into amended and restated employment agreements with each of Brendan Cavanagh, Senior Vice President and Chief Financial Officer, Thomas P. Hunt, Senior Vice President, General Counsel and Chief Administrative Officer, and Kurt L. Bagwell, Senior Vice President and President of International. The prior employment agreements with each of Messrs. Cavanagh, Hunt and Bagwell were set to expire by their terms on December 31, 2012. The amended and restated employment agreements, which provide for each of Messrs. Cavanagh, Hunt and Bagwell to continue to serve in their present positions, became effective on July 30, 2012 and expire on December 31, 2015. All other material terms of the employment agreements remained the same.

ITEM 6.	EXHIBITS

Exhibits

Exhibit No.	Description

*10.57C	Amended and Restated Employment Agreement, dated as of July 30, 2012, between SBA Communications Corporation and Kurt L. Bagwell.

*10.58C	Amended and Restated Employment Agreement, dated as of July 30, 2012, between SBA Communications Corporation and Thomas P. Hunt.

*10.85B	Amended and Restated Employment Agreement, dated as of July 30, 2012, between SBA Communications Corporation and Brendan T. Cavanagh.

*31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

August 7, 2012	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

August 7, 2012	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

*10.57C	Amended and Restated Employment Agreement, dated as of July 30, 2012, between SBA Communications Corporation and Kurt L. Bagwell.

*10.58C	Amended and Restated Employment Agreement, dated as of July 30, 2012, between SBA Communications Corporation and Thomas P. Hunt.

*10.85B	Amended and Restated Employment Agreement, dated as of July 30, 2012, between SBA Communications Corporation and Brendan T. Cavanagh.

*31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.