Form 10-Q
period 2012-09-30
SBA COMMUNICATIONS CORP
filed 2012-11-08
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 126,417,771 shares of Class A common stock outstanding as of October 31, 2012.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,441,045	$47,316
Restricted cash	22,696	22,266
Short term investments	5,505	5,773
Accounts receivable, net of allowance of $222 and $135 at September 30, 2012 and December 31, 2011, respectively	35,075	22,100
Costs and estimated earnings in excess of billings on uncompleted contracts	19,896	17,655
Prepaid and other current assets	26,963	14,246
Assets held for sale	5,700	—

Total current assets	1,556,880	129,356

Property and equipment, net	2,052,069	1,583,393
Intangible assets, net	2,100,614	1,639,784
Deferred financing fees, net	68,432	42,064
Other assets	305,296	211,802

Total assets	$6,083,291	$3,606,399

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$529,595	$5,000
Accounts payable	19,863	12,755
Accrued expenses	39,638	23,746
Deferred revenue	58,581	49,779
Accrued interest	35,007	32,351
Other current liabilities	6,066	3,250

Total current liabilities	688,750	126,881

Long-term liabilities:
Long-term debt	4,776,439	3,349,485
Other long-term liabilities	165,760	129,282

Total long-term liabilities	4,942,199	3,478,767

Commitments and contingencies

Redeemable noncontrolling interests	11,808	12,064

Shareholders’ equity (deficit):
Common stock - Class A, par value $0.01, 400,000 shares authorized, 121,809 and 109,675 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,218	1,097
Additional paid-in capital	2,847,069	2,268,244
Accumulated deficit	(2,409,687)	(2,281,139)
Accumulated other comprehensive income, net	1,934	485

Total shareholders’ equity (deficit)	440,534	(11,313)

Total liabilities and shareholders’ equity (deficit)	$6,083,291	$3,606,399

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

Revenues:
Site leasing	$208,828	$154,514	$585,332	$451,171
Site development	29,778	21,035	74,911	63,180

Total revenues	238,606	175,549	660,243	514,351

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	46,621	33,932	126,787	98,031
Cost of site development	25,062	17,915	63,294	54,627
Selling, general and administrative	17,565	15,415	52,524	47,031
Asset impairment	1,560	1,106	2,555	1,402
Acquisition related expenses	5,715	1,474	21,875	4,876
Depreciation, accretion and amortization	101,012	78,136	277,110	229,705

Total operating expenses	197,535	147,978	544,145	435,672

Operating income	41,071	27,571	116,098	78,679

Other income (expense):
Interest income	335	38	419	97
Interest expense	(50,578)	(42,307)	(136,728)	(118,616)
Non-cash interest expense	(17,874)	(16,089)	(52,281)	(47,095)
Amortization of deferred financing fees	(3,199)	(2,381)	(9,293)	(6,781)
Loss from extinguishment of debt, net	(22,643)	—	(49,792)	(1,696)
Other income (expense), net	249	122	5,233	(527)

Total other expense, net	(93,710)	(60,617)	(242,442)	(174,618)

Loss from continuing operations before provision for income taxes	(52,639)	(33,046)	(126,344)	(95,939)
Provision for income taxes	(1,029)	(391)	(4,809)	(1,784)

Loss from continuing operations	(53,668)	(33,437)	(131,153)	(97,723)
Income from discontinued operations, net of income taxes	969	—	2,349	—

Net loss	(52,699)	(33,437)	(128,804)	(97,723)

Less: Net loss attributable to the noncontrolling interest	254	132	256	348

Net loss attributable to SBA Communications Corporation	$(52,445)	$(33,305)	$(128,548)	$(97,375)

Basic and diluted per common share amounts:
Loss from continuing operations	$(0.44)	$(0.30)	$(1.11)	$(0.87)
Income from discontinued operations	0.01	—	0.02	—

Net loss per common share	$(0.43)	$(0.30)	$(1.09)	$(0.87)

Basic and diluted weighted average number of common shares	121,689	110,232	118,159	112,309

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited) (in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net loss from continuing operations	$(53,668)	$(33,437)	$(131,153)	$(97,723)
Income from discontinued operations	969	—	2,349	—
Other comprehensive income (loss) associated with derivative instruments:
Foreign currency translation adjustments	1,686	(3,041)	1,449	(2,792)

Comprehensive loss	(51,013)	(36,478)	(127,355)	(100,515)

Other comprehensive loss attributable to noncontrolling interest	254	132	256	348

Comprehensive loss attributable to SBA Communications Corporation	$(50,759)	$(36,346)	$(127,099)	$(100,167)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited) (in thousands)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, net	Total
	Shares	Amount

BALANCE, December 31, 2011	109,675	$1,097	$2,268,244	$(2,281,139)	$485	$(11,313)
Net loss attributable to SBA Communications Corporation	—	—	—	(128,548)	—	(128,548)
Foreign currency translation adjustments	—	—	—	—	1,449	1,449
Common stock issued in connection with acquisition	5,250	53	263,288	—	—	263,341
Non-cash compensation	—	—	10,770	—	—	10,770
Conversion of 4.0% Convertible Senior Notes	—	—	10	—	—	10
Common stock issued in connection with option plans/restriction lapse	879	8	20,938	—	—	20,946
Proceeds from sale of common stock	6,005	60	283,819	—	—	283,879

BALANCE, September 30, 2012	121,809	$1,218	$2,847,069	$(2,409,687)	$1,934	$440,534

The accompanying notes are an integral part of these consolidated financial statements

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(128,804)	$(97,723)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	(2,349)	—
Depreciation, accretion and amortization	277,110	229,705
Non-cash interest expense	52,281	47,095
Deferred income tax expense (benefit)	1,456	(1,035)
Asset impairment	2,555	1,402
Non-cash compensation expense	10,586	8,695
Amortization of deferred financing fees	9,293	6,781
Loss from extinguishment of debt, net	49,792	1,696
Other non-cash items reflected in the Statements of Operations	(4,472)	564
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	(14,220)	1,486
Prepaid and other assets	(51,165)	(12,571)
Accounts payable and accrued expenses	7,136	990
Accrued interest	2,656	(3,200)
Other liabilities	25,668	2,542

Net cash provided by operating activities	237,523	186,427

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and related earn-outs	(982,989)	(209,355)
Capital expenditures	(74,461)	(96,706)
Proceeds from sale of DAS networks	94,300	—
Other investing activities	(2,043)	(1,189)

Net cash used in investing activities	(965,193)	(307,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	484,000	250,000
Repayments under Revolving Credit Facility	(484,000)	(270,000)
Proceeds from 5.625% and 5.75% Senior Notes, net of fees	1,278,456	—
Proceeds from SBA Tower Trust Series 2012, net of fees	596,772	—
Proceeds from Term Loans, net of fees	493,264	492,576
Proceeds from Mobilitie Bridge Loan, net of fees	395,000	—
Proceeds from sale of common stock, net of fees	283,879	—
Repurchase of 8.0% Notes and 8.25% Notes	(542,203)	—
Repayment of Mobilitie Bridge Loan	(400,000)	—
Repurchase and retirement of common stock	—	(225,071)
Repayments of Term Loans	(6,250)	(1,250)
Proceeds from employee stock purchase/stock option plans	20,945	8,250
Payment on extinguishment of 1.875% Convertible Senior Notes	—	(17,038)
Other financing activities	(758)	(1,394)

Net cash provided by financing activities	2,119,105	236,073

Effect of exchange rate changes on cash and cash equivalents	(55)	(199)
Net cash provided by discontinued operations (1) :
Operating activities	2,349	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,393,729	115,051
CASH AND CASH EQUIVALENTS:
Beginning of period	47,316	64,254

End of period	$1,441,045	$179,305

(1)	There was no financing or investing activity related to discontinued operations for the nine months ended September 30, 2012

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$134,170	$122,171

Income taxes	$3,698	$3,252

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Assets acquired through capital leases	$2,235	$1,819

Increase in accounts payable and accrued expenses for capital expenditures	$4,566	$—

Issuance of common stock for acquisition	$263,341	$—

Promissory note received in connection with disposition of DAS assets	$25,000	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

Items Measured at Fair Value on a Recurring Basis – The Company’s earnouts related to acquisitions are measured at fair value on a recurring basis using Level 3 inputs. The Company determines the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value, using a discounted probability-weighted approach, as determined using Level 3 inputs. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation if the performance targets contained in various acquisition agreements were met was $9.2 million and $5.5 million as of September 30, 2012 and December 31, 2011, respectively, which the Company recorded in accrued expenses on its Consolidated Balance Sheet. The maximum potential obligation related to the performance targets was $18.2 million as of September 30, 2012.

Items Measured at Fair Value on a Nonrecurring Basis – The Company’s intangibles, certain long-lived assets, and asset retirement obligations are measured at fair value on a nonrecurring basis using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company considers many factors and makes certain assumptions when making this assessment, including but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. The fair value of the long-lived assets, intangibles and asset retirement obligations is calculated using a discounted cash flow model. During the three and nine months ended September 30, 2012, the Company recognized an impairment charge of $1.6 million and $2.6 million, respectively, related to its long-lived assets resulting from the Company’s analysis that the future cash flows from certain tower sites would not recover the carrying value of the investment in those tower sites. During the three and nine months ended September 30, 2011, the Company recognized an impairment charge of $1.1 million and $1.4 million, respectively, related to its long-lived assets resulting from the Company’s analysis that the future cash flows from certain tower sites would not recover the carrying value of the investment in those tower sites.

Fair Value of Financial Instruments – The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments, which consist of $5.3 million and $5.6 million in certificate of deposits, as of September 30, 2012 and December 31, 2011, respectively, approximate their related estimated fair values due to the short maturity of those instruments. The Company’s estimate of the fair value of its

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of the date ending September 30, 2012, the carrying value and fair value of the held-to-maturity investments, including current portion, was $1.3 million and $1.5 million, respectively. As of the date ending December 31, 2011, the carrying value and fair value of the held-to-maturity investments, including current portion, was $1.4 million and $1.6 million, respectively.

The Company determines fair value of its debt instruments utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The following table reflects fair values, principal balances and carrying values of the Company’s debt instruments (see Note 9).

	As of September 30, 2012			As of December 31, 2011
	Fair Value	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value
	(in millions)

1.875% Convertible Senior Notes due 2013	$814.9	$535.0	$512.3	$605.2	$535.0	$485.0
4.0% Convertible Senior Notes due 2014	1,060.7	500.0	422.1	761.6	500.0	397.6
8.0% Senior Notes due 2016	—	—	—	405.0	375.0	373.2
8.25% Senior Notes due 2019	271.5	243.8	242.2	407.8	375.0	372.4
5.625% Senior Notes due 2019	505.0	500.0	500.0	—	—	—
5.75% Senior Notes due 2020	838.0	800.0	800.0	—	—	—
4.254% 2010-1C Tower Securities	715.4	680.0	680.0	699.0	680.0	680.0
5.101% 2010-2C Tower Securities	611.8	550.0	550.0	579.0	550.0	550.0
2.933% 2012-1C Tower Securities	620.6	610.0	610.0	—	—	—
2011 Term Loan	492.5	493.8	492.7	494.4	497.5	496.3
2012-1 Term Loan	197.0	197.5	197.5	—	—	—
2012-2 Term Loan	302.3	300.0	299.3	—	—	—

Totals:	$6,429.7	$5,410.1	$5,306.1	$3,952.0	$3,512.5	$3,354.5

3.	RESTRICTED CASH

Restricted cash consists of the following:

	As of September 30, 2012	As of December 31, 2011	Included on Balance Sheet
	(in thousands)
Securitization escrow accounts	$21,764	$21,378	Restricted cash - current asset
Payment and performance bonds	932	888	Restricted cash - current asset
Surety bonds and workers compensation	11,989	11,495	Other assets - noncurrent

Total restricted cash	$34,685	$33,761

Securitization escrow accounts relate to funds that are required to be held in escrow pursuant to the terms of the Secured Tower Revenue Securities Series 2010-1 (the “2010-1 Tower Securities”), the Secured Tower Revenue Securities Series 2010-2 (the “2010-2 Tower Securities” and together with the 2010-1 Tower Securities, the “2010 Tower Securities”) and the Secured Tower Revenue Securities Series 2012-1 (the “2012-1 Tower Securities” and together with the 2010 Tower Securities, the “Tower Securities”) (see Note 9). Pursuant to the terms of the Tower Securities, the Company is required to establish a controlled deposit account, held by the indenture trustee, into which all rents and other sums due on the towers that secure the Tower Securities are directly deposited by the lessees.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

These restricted cash amounts are used to fund reserve accounts for the payment of (1) debt service costs, (2) ground rents, real estate and personal property taxes and insurance premiums related to tower sites, (3) trustee and servicing expenses, (4) management fees, and (5) to reserve a portion of advance rents received from tenants. The restricted cash in the controlled deposit account in excess of required reserve balances is subsequently released to the Borrowers (as defined below) monthly, provided that the Borrowers are in compliance with their debt service coverage ratio and that no event of default has occurred. All monies held by the indenture trustee are classified as restricted cash on the Company’s Consolidated Balance Sheets.

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of September 30, 2012, the Company had $26.9 million in surety, payment and performance bonds for which it was required to post $10.8 million in collateral. As of December 31, 2011, the Company had $20.6 million in surety, payment and performance bonds for which it was required to post $10.1 million in collateral. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. The Company had pledged $2.3 million as of each of September 30, 2012 and December 31, 2011, as collateral related to its workers compensation policy.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	ACQUISITIONS

Mobilitie Acquisition

On April 2, 2012, the Company, through its wholly-owned subsidiary SBA Monarch Acquisition, LLC (“SBA Monarch”), completed the acquisition of the equity interests of specified entities that were affiliates of Mobilitie LLC (the “Mobilitie Acquisition”). As of April 2, 2012, these entities owned 2,281 towers with an additional 36 towers in development in the US and Central America and also owned indoor and outdoor distributed antenna system (“DAS”) assets in Chicago, Las Vegas, New York City and Auburn, Alabama. As consideration for the Mobilitie Acquisition, the Company paid $850.0 million in cash and issued 5.25 million shares of its Class A common stock, implying a total transaction value of $1.1 billion based on the Company’s closing price on the date prior to which the purchase agreement was executed. Transaction costs associated with the acquisition were approximately $13.2 million and are included in acquisition related expenses in the accompanying condensed consolidated statement of operations.

The Company has included the effect of the Mobilitie Acquisition in its results of operations prospectively from the date of the acquisition. Since the acquisition date through September 30, 2012, the Mobilitie assets had revenues of $55.4 million and a net loss of $17.7 million. The net loss includes the impact of discontinued operations from certain of the DAS assets that the Company sold to ExteNet Systems, Inc. (“ExteNet”) on September 6, 2012 and October 23, 2012.

The preliminary estimate of the fair value of the assets acquired and liabilities assumed relating to the Mobilitie Acquisition is summarized below (in thousands):

Cash and cash equivalents	$1,536
Accounts receivable	473
Other current assets	24,221
Assets held for sale	125,000
Property and equipment	498,654
Intangible assets:
Current contract intangible	399,759
Network location intangible	84,965
Other assets	2,201

Total assets acquired	1,136,809

Current liabilities assumed	(11,619)
Long-term deferred tax liability	(13,526)

Net assets acquired	$1,111,664

The preliminary allocation of the purchase price will be finalized upon the completion of analyses of the fair value of the assets and liabilities acquired primarily related to property tax accruals and other working capital items.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unaudited Pro Forma Financial Information

The following table presents the unaudited pro forma consolidated results of operations of the Company for the three and nine months ended September 30, 2012 and 2011, respectively, as if the acquisition of Mobilitie was completed as of January 1 of each of the respective years:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenues	$238,606	$200,007	$686,999	$564,264
Operating income	$41,071	$29,552	$104,553	$81,604
Net loss	$(52,699)	$(33,952)	$(140,349)	$(105,206)

Other Acquisitions

During the third quarter of 2012, the Company acquired 37 completed towers and related assets and liabilities. These acquisitions were not significant to the Company and, accordingly, pro forma financial information has not been presented. The Company evaluates all acquisitions after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met.

The following table summarizes the Company’s cash acquisition capital expenditures:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Towers and related intangible assets	$21,736	$37,888	$951,331	$187,173
Ground lease land purchases	9,154	5,266	25,907	19,564
Earnouts	708	157	5,751	2,618

Total acquisition capital expenditures	$31,598	$43,311	$982,989	$209,355

The Company paid, as part of the ground lease purchase program, $1.2 million and $3.3 million for ground lease extensions during the three months ended September 30, 2012 and 2011, respectively, and $4.7 and $7.2 million for ground lease extensions during the nine months ended September 30, 2012 and 2011, respectively.

Earnouts

The Company recorded $0.5 million of expense, net, and $1.3 million of expense, net, related to contingent consideration adjustments in the three and nine months ended September 30, 2012, respectively. The Company recorded $0.03 million of income, net, and $0.1 million of expense, net, related to contingent consideration adjustments during the same periods of the prior year, respectively. As of September 30, 2012, the Company’s estimate of its potential obligation if the performance targets contained in various acquisition agreements were met was $9.2 million which the Company recorded in accrued expenses.

5.	DISCONTINUED OPERATIONS

On September 6, 2012, the Company sold certain DAS networks located in New York, Chicago and Las Vegas, to ExteNet Systems, Inc. for approximately $119.3 million, comprised of $94.3 million in cash and $25 million in the form of a promissory note. One additional DAS network in Auburn, Alabama was sold to ExteNet on October 23, 2012 for $5.7 million in cash.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The sold DAS networks, which are included in the Company’s Site Leasing segment, met both the component and held for sale criteria during the third quarter of 2012 and the results of operations associated with these assets have been reported as discontinued operations in the Company’s consolidated financial statements. The Company did not allocate any portion of the Company’s interest expense to discontinued operations.

The key components of discontinued operations for the three and nine months ended September 30, 2012 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Site leasing revenue	$2,121	$—	$4,775	$—
Income from discontinued operations, net of taxes	969	—	2,349	—

As of September 30, 2012, the aggregate components of assets and liabilities classified as held for sale in the consolidated balance sheet consisted of the disposed DAS property, plant and equipment.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of September 30, 2012	As of December 31, 2011
	(in thousands)
Towers and related components	$3,167,235	$2,587,897
Construction-in-process	29,600	23,076
Furniture, equipment and vehicles	33,483	29,711
Land, buildings and improvements	195,037	168,988

	3,425,355	2,809,672
Less: accumulated depreciation	(1,373,286)	(1,226,279)

Property and equipment, net	$2,052,069	$1,583,393

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s site leasing segment. Depreciation expense was $54.5 million and $44.3 million for the three months ended September 30, 2012 and 2011, respectively, and $152.8 million and $130.8 million for the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012 and December 31, 2011, non-cash capital expenditures that are included in accounts payable and accrued expenses were $11.9 million and $7.2 million, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of September 30, 2012			As of December 31, 2011
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
	(in thousands)
Current contract intangibles	$1,844,690	$(416,057)	$1,428,633	$1,391,001	$(333,522)	$1,057,479
Network location intangibles	903,783	(231,802)	671,981	772,467	(190,162)	582,305

Intangible assets, net	$2,748,473	$(647,859)	$2,100,614	$2,163,468	$(523,684)	$1,639,784

All intangible assets noted above are included in our site leasing segment. The Company amortizes its intangible assets using the straight-line method over 15 years. Amortization expense relating to the intangible assets above was $46.4 million and $33.7 million for the three months ended September 30, 2012 and 2011, respectively, and $124 million and $98.8 million for the nine months ended September 30, 2012 and 2011, respectively.

8.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of September 30, 2012	As of December 31, 2011
	(in thousands)
Cost incurred on uncompleted contracts	$48,749	$37,790
Estimated earnings	17,919	14,268
Billings to date	(47,728)	(34,706)

	$18,940	$17,352

These amounts are included on the accompanying Consolidated Balance Sheets under the following captions:

	As of September 30, 2012	As of December 31, 2011
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$19,896	$17,655
Other current liabilities (Billings in excess of costs and estimated earnings on uncompleted contracts)	(956)	(303)

	$18,940	$17,352

At September 30, 2012, five significant customers comprised 78.8% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, while at December 31, 2011, five significant customers comprised 91.4% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	DEBT

The carrying value of debt consists of the following:

	As of September 30, 2012	As of December 31, 2011
	(in thousands)
1.875% Convertible Senior Notes due 2013. Principal balance of $535.0 million as of September 30, 2012 and December 31, 2011.	$512,345	$484,970
4.0% Convertible Senior Notes due 2014. Principal balance of $500.0 million as of September 30, 2012 and December 31, 2011.	422,052	397,612
8.0% Senior Notes due 2016. Principal balance of $375.0 million as of December 31, 2011.	—	373,198
8.25% Senior Notes due 2019. Principal balance of $243.8 million and $375.0 million as of September 30, 2012 and December 31, 2011, respectively.	242,162	372,365
5.625% Senior Notes due 2019.	500,000	—
5.75% Senior Notes due 2020.	800,000	—
4.254% Secured Tower Revenue Securities Series 2010-1.	680,000	680,000
5.101% Secured Tower Revenue Securities Series 2010-2.	550,000	550,000
2.933% Secured Tower Revenue Securities Series 2012-1.	610,000	—
Revolving Credit Facility	—	—
2011 Term Loan. Principal balance of $493.8 million and $497.5 million as of September 30, 2012 and December 31, 2011, respectively.	492,724	496,340
2012-1 Term Loan	197,500	—
2012-2 Term Loan. Principal balance of $300.0 million as of September 30, 2012	299,251	—

Total debt	5,306,034	3,354,485
Less: current maturities of long-term debt and short-term debt	(529,595)	(5,000)

Total long-term debt, net of current maturities and short-term debt	$4,776,439	$3,349,485

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	Three months ended September 30, 2012		Three months ended September 30, 2011		Nine months ended September 30, 2012		Nine months ended September 30, 2011
	Cash Interest	Non-cash Interest	Cash Interest	Non-cash Interest	Cash Interest	Non-cash Interest	Cash Interest	Non-cash Interest
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
1.875% Convertible Senior Notes	$2,508	$9,339	$2,508	$8,507	$7,523	$27,375	$7,582	$25,137
4.0% Convertible Senior Notes	5,000	8,412	5,000	7,400	15,000	24,448	15,000	21,508
8.0% Senior Notes	3,142	35	7,500	78	15,867	174	22,500	229
8.25% Senior Notes	5,027	42	7,734	60	18,150	149	23,203	176
5.625% Senior Notes	234	—	—	—	234	—	—	—
5.75% Senior Notes	10,094	—	—	—	10,094	—	—	—
2010 Secured Tower Revenue Securities	14,344	—	14,344	—	43,032	—	43,028	—
2012 Secured Tower Revenue Securities	2,612	—	—	—	2,612	—	—	—
Revolving Credit Facility	849	—	479	—	3,558	—	2,730	—
2011 Term Loan	4,743	45	4,857	44	14,163	134	4,926	45
2012-1 Term Loan	1,403	—	—	—	2,262	—	—	—
2012-2 Term Loan	94	1	—	—	94	1	—	—
Mobilitie Bridge Loan	499	—	—	—	4,239	—	—	—
Capitalized interest	(24)	—	(142)	—	(238)	—	(418)	—
Other	53	—	27	—	138	—	65	—

Total	$50,578	$17,874	$42,307	$16,089	$136,728	$52,281	$118,616	$47,095

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility is governed by the Senior Credit Agreement and consists of a revolving loan under which up to $700.0 million aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. The aggregate commitment amount under the Revolving Credit Facility was increased from $500 million to $600 million on April 2, 2012 and increased from $600 million to $700 million on May 9, 2012. The Company incurred deferred financing fees of $1.1 million in relation to these increases. Amounts borrowed under the Revolving Credit Facility accrue interest at the Eurodollar Rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Amended and Restated Credit Agreement (the “Senior Credit Agreement”) entered into by SBA Senior Finance II, LLC (“SBA Senior Finance II”) on June 30, 2011. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, May 9, 2017. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. A per annum commitment fee of 0.375% to 0.5% of the unused commitments under the Revolving Credit Facility is charged based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period.

During the three months ended September 30, 2012, the Company repaid the $284.0 million outstanding balance under the Revolving Credit Facility with the proceeds from the 5.75% Notes (as defined below) and did not borrow any additional amounts under the Revolving Credit Facility. As of September 30, 2012, the availability under the Revolving Credit Facility was $700.0 million, subject to compliance with specified financial ratios and the satisfaction of other customary conditions to borrowing.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2012, SBA Senior Finance II and SBA Communications were in compliance with the financial covenants contained in the Senior Credit Agreement.

Term Loans issued pursuant to the Senior Credit Agreement

2011 Term Loan

The 2011 Term Loan consists of a senior secured term loan in an initial aggregate principal amount of $500.0 million and matures on June 30, 2018. The 2011 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin of 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus a margin of 275 basis points (with a Eurodollar Rate floor of 1%). As of September 30, 2012, the 2011 Term Loan was accruing interest at 3.75% per annum. Quarterly principal payments commenced as of September 30, 2011, with $1.25 million of principal repaid on the last day of each March, June, September and December. The remaining principal balance of the 2011 Term Loan will be due and payable on the maturity date. SBA Senior Finance II has the ability to prepay any or all amounts outstanding under the 2011 Term Loan. The 2011 Term Loan was issued at 99.75% of par value.

During the nine months ended September 30, 2012, the Company made scheduled principal repayments of $3.8 million. As of September 30, 2012, the 2011 Term Loan had a principal balance of $493.8 million.

For a detailed discussion of the terms of the Senior Credit Agreement, see Note 13 in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission, or the Commission, on February 27, 2012 (the “Form 10-K”).

2012-1 Term Loan

On May 9, 2012, SBA Senior Finance II obtained a new $200.0 million senior secured term loan (the “2012-1 Term Loan”). The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 1.00% to 1.50% or the Eurodollar Rate plus a margin that ranges from 2.00% to 2.50%, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of September 30, 2012, the 2012-1 Term Loan was accruing interest at 2.72% per annum. Commencing on September 30, 2012, principal of the 2012-1 Term Loan is being repaid in quarterly installments on the last day of each March, June, September and December, in an amount equal to $2.5 million for each of the first eight quarters, $3.75 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-1 Term Loan without premium or penalty. To the extent not previously paid, the 2012-1 Term Loan will be due and payable on May 9, 2017. The 2012-1 Term Loan was issued at par. The Company incurred deferred financing fees of approximately $2.7 million in relation to this transaction which are being amortized through the maturity date. Proceeds from the 2012-1 Term Loan were used to pay amounts outstanding under the Revolving Credit Facility during the second quarter of 2012.

During the nine months ended September 30, 2012, the Company made a scheduled principal repayment of $2.5 million. As of September 30, 2012, the 2012 Term Loan had a principal balance of $197.5 million.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2012-2 Term Loan

On September 28, 2012, SBA Senior Finance II obtained a new $300 million senior secured term loan (the “2012-2 Term Loan”). The 2012-2 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus 275 basis points (with a Eurodollar Rate floor of 1%). As of September 30, 2012, the 2012-2 Term Loan was accruing interest at 3.75% per annum. Principal of the 2012-2 Term Loan is to be repaid in equal quarterly installments on the last day of each March, June, September and December, commencing in March 2013, in an aggregate amount equal to $3.0 million per year. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-2 Term Loan without premium or penalty, with the exception of a 1% premium if prepayment occurs during the first year of the loan with proceeds from certain refinancing or repricing transactions. To the extent not previously paid, the 2012-2 Term Loan is due and payable in September 2019. The 2012-2 Term Loan was issued at 99.75% of par value. The Company incurred deferred financing fees of approximately $3.3 million in relation to this transaction which are being amortized through the maturity date.

SBA used borrowings under the 2012-2 Term Loan to pay a part of the cash consideration in the TowerCo II Holdings LLC acquisition. The remaining proceeds under the 2012-2 Term Loan are expected to be used for general corporate purposes. As of September 30, 2012, the 2012-2 Term Loan had a principal balance of $300.0 million.

Mobilitie Bridge Loan

On April 2, 2012, the Company, through its wholly-owned subsidiary SBA Monarch, entered into a credit agreement (the “Bridge Loan Credit Agreement”). Pursuant to the Bridge Loan Credit Agreement, SBA Monarch borrowed an aggregate principal amount of $400 million under a senior secured bridge loan (the “Mobilitie Bridge Loan”). The Mobilitie Bridge Loan was scheduled to mature on April 1, 2013. The Company incurred deferred financing fees of approximately $5.0 million in relation to this transaction which were being amortized through the maturity date. The Mobilitie Bridge Loan bore interest, at SBA Monarch’s election, at either the Base Rate plus a margin that ranged from 2.00% to 2.50% or the Eurodollar Rate plus a margin that ranged from 3.00% to 3.50%, in each case based on SBA Monarch’s ratio of Consolidated Total Debt to Consolidated Adjusted EBITDA (calculated in accordance with the Bridge Loan Credit Agreement).

On July 13, 2012, the Company repaid the $400.0 million outstanding principal balance under the Mobilitie Bridge Loan. During the quarter, the Company recorded $3.6 million as a loss on extinguishment of debt related to the write off of deferred financing fees on the Mobilitie Bridge Loan.

Secured Tower Revenue Securities

2010 Tower Securities

On April 16, 2010, a New York common law trust (the “Trust”) issued $680.0 million of 2010-1 Tower Securities and $550.0 million of 2010-2 Tower Securities. The 2010-1 Tower Securities have an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The weighted average annual fixed coupon interest rate of the 2010 Tower Securities is 4.7%, including borrowers’ fees, payable monthly. The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 15, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 17, 2017 and April 15, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers (as defined below). For a detailed discussion of the 2010 Tower Securities, see Note 13 in the Notes to Consolidated Financial Statements included in the Form 10-K.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2012-1 Tower Securities

On August 9, 2012, the Company, through the Trust, sold $610 million of Secured Tower Revenue Securities Series 2012-1 (the “2012-1 Tower Securities”) which have an anticipated repayment date of December 15, 2017 and a final maturity date of December 15, 2042. The fixed coupon interest rate of the 2012-1 Tower Securities is 2.933% per annum, payable monthly. A portion of the net proceeds from the 2012-1 Tower Securities were used to repay in full the remaining $243.8 million balance of the 8.0% Senior Notes due 2016 plus $14.6 million in applicable premium associated with early redemption. The remaining net proceeds were used (1) to pay a portion of the cash consideration in connection with SBA’s acquisition of TowerCo II Holdings LLC and (2) for general corporate purposes.

In connection with the issuance of the 2012-1 Tower Securities, the parties entered into the Fifth Loan and Security Agreement Supplement and Amendment, dated as of August 9, 2012 (the “Fifth Loan Supplement”), which amended and supplemented the Amended and Restated Loan and Security Agreement, dated as of November 18, 2005. The Fifth Loan Supplement was executed by and among SBA Properties, Inc., SBA Sites, Inc., and SBA Structures, Inc. (the “Initial Borrowers”) and SBA Infrastructure, LLC, SBA Monarch Towers III, LLC and SBA Towers USVI II, Inc. (the “Additional Borrowers” and together with the Initial Borrowers, the “Borrowers”) and other parties. Pursuant to the Fifth Loan Supplement, the Additional Borrowers were added as obligors under the mortgage loan and, with the Initial Borrowers, became jointly and severally liable for the $610 million borrowed under the mortgage loan.

As of September 30, 2012, the Borrowers met the required Debt Service Coverage Ratio and were in compliance with all other covenants as set forth in the mortgage loan agreement.

1.875% Convertible Senior Notes due 2013

On May 16, 2008, the Company issued $550.0 million of its 1.875% Convertible Senior Notes (the “1.875% Notes”). During the first quarter of 2011, the Company repurchased $15.0 million of the aggregate principal balance of the 1.875% Notes. Interest is payable semi-annually on May 1 and November 1. The 1.875% Notes have a maturity date of May 1, 2013. The 1.875% Notes are convertible, at the holder’s option, into shares of the Company’s Class A common stock, at an initial conversion rate of 24.1196 shares of Class A common stock per $1,000 principal amount of 1.875% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of $41.46 per share or a 20% conversion premium based on the last reported sale price of $34.55 per share of Class A common stock on the Nasdaq Global Select Market on May 12, 2008, the purchase agreement date.

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

On April 17, 2012 the Company received a partial settlement of $4.6 million relating to the Chapter 11 bankruptcy case of Lehman Brothers Holdings Inc. and its affiliated debtors related to the Lehman Derivatives. The amount received was recorded as a gain in other income in the statement of operations during the nine months ended September 30, 2012 and reflected as an inflow of cash from financing activities in the statement of cash flow for the nine months ended September 30, 2012.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The 1.875% Notes are reflected at carrying value in current maturities of long-term debt in the Company’s Condensed Consolidated Balance Sheets. The following table summarizes the balances for the 1.875% Notes:

	As of September 30, 2012	As of December 31, 2011
	(in thousands)
Principal balance	$535,000	$535,000
Debt discount	(22,655)	(50,030)

Carrying value	$512,345	$484,970

The Company is amortizing the debt discount on the 1.875% Notes utilizing the effective interest method over the life of the 1.875% Notes which increases the effective interest rate from its coupon rate of 1.875% to 9.4%. As of September 30, 2012, the carrying amount of the equity component related to the 1.875% Notes was $156.6 million.

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

The 4.0% Notes are reflected at carrying value in long-term debt in the Company’s Condensed Consolidated Balance Sheets. The following table summarizes the balances for the 4.0% Notes:

	As of September 30, 2012	As of December 31, 2011
	(in thousands)
Principal balance	$499,990	$500,000
Debt discount	(77,938)	(102,388)

Carrying value	$422,052	$397,612

The Company is amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate from its coupon rate of 4.0% to 13.0%. As of September 30, 2012, the carrying amount of the equity component related to the 4.0% Notes was $169.0 million.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

At the end of the first quarter of 2012 the 4.0% Notes became convertible by the note holders because the Company’s Class A common stock closing price per share exceeded $39.49 for at least 20 trading days during the 30 consecutive trading day period ending on March 30, 2012. On July 3, 2012 and October 4, 2012, the Company again announced that the requisite conditions had been met as of the end of the second and third quarters, respectively, and that the 4.0% Notes remained convertible by the note holders. The 4.0% Notes will continue to be convertible through December 31, 2012, and will still be convertible thereafter, if one or more of the conversion conditions specified in the Indenture, dated as of April 24, 2009, are satisfied during future measurement periods. During the third quarter, $10,000 of the 4.0% Notes were converted to our Class A common stock.

At the end of the third quarter of 2012, the conversion right for the 1.875% Notes was triggered because SBA’s Class A common stock closing price per share exceeded $53.90 for at least 20 trading days during the 30 consecutive trading day period ending on September 30, 2012. The 1.875% Notes will continue to be convertible until December 31, 2012, and may be convertible thereafter, if one or more of the conversion conditions specified in the Indenture, dated as of May 16, 2008, are satisfied during future measurement periods.

Senior Notes

8.0% Senior Notes and 8.25% Senior Notes

On July 24, 2009, Telecommunications issued $750.0 million of unsecured senior notes (the “Senior Notes”), $375.0 million of which were due August 15, 2016 (the “8.0% Notes”) and $375.0 million of which are due August 15, 2019 (the “8.25% Notes”). The 8.0% Notes accrue interest at a rate of 8.0% and are issued at a price of 99.330% of their face value. The 8.25% Notes accrue interest at a rate of 8.25% and were issued at a price of 99.152% of their face value. Interest on the 8.0% Notes and 8.25% Notes is due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. The Company is amortizing the debt discount on the 8.0% Notes and the 8.25% Notes utilizing the effective interest method over the life of the 8.0% Notes and 8.25% Notes, respectively.

On April 13, 2012, the Company redeemed $131.3 million in aggregate principal amount of its 8.0% Notes and $131.3 million in aggregate principal amount of its 8.25% Notes and paid $21.3 million as a premium on the redemption of the notes. Additionally, the Company wrote off $1.5 million and $4.3 million of debt discount and deferred financing fees, respectively, related to the redemption of the notes.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On August 29, 2012, the Company redeemed the remaining $243.8 million principal balance of the 8.0% Notes plus $14.6 million in applicable premium on the redemption of the notes. Additionally, the Company wrote off $1.0 million and $3.4 million of debt discount and deferred financing fees, respectively, related to the redemption of the notes.

As of September 30, 2012, the principal balance of the 8.25% Notes was $243.8 million and the carrying value was $242.2 million.

5.75% Senior Notes

On July 13, 2012, Telecommunications issued $800.0 million of unsecured senior notes (the “5.75% Notes”) due July 15, 2020. The Notes accrue interest at a rate of 5.75% and were issued at par. Interest on the 5.75% Notes is due semi-annually on July 15 and January 15 of each year beginning on January 15, 2013. The Company incurred deferred financing fees of approximately $13.9 million in relation to this transaction which are being amortized through the maturity date. The Company used the net proceeds from this offering to (1) repay all amounts outstanding under the Mobilitie Bridge Loan and (2) repay all amounts outstanding under its Revolving Credit Facility. The remaining proceeds were used for general corporate purposes.

In connection with the issuance of the 5.75% Notes, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with J.P. Morgan Securities LLC, as representative of the Initial Purchasers. Pursuant to the terms of the Registration Rights Agreement, the Company and Telecommunications agreed to use their respective reasonable best efforts to file and have declared effective a registration statement with respect to an offer to exchange the 5.75% Notes for new notes guaranteed by the Company registered under the Securities Act of 1933, as amended (the “Securities Act”), on or prior to July 8, 2013. If the Company fails to satisfy certain filing and other obligations with respect to the exchange, the Company will be obligated to pay additional interest of 0.25% per annum for the first 90-day period and an additional 0.25% per annum with respect to each subsequent 90-day period thereafter, until the Company’s registration obligations are fulfilled, up to a maximum of 1.00% per annum.

5.625% Senior Notes

On September 28, 2012, the Company issued $500.0 million of unsecured senior notes (the “5.625% Notes”) due October 1, 2019. The Notes accrue interest at a rate of 5.625% and were issued at par. Interest on the 5.625% Notes is due semi-annually on October 1 and April 1 of each year beginning on April 1, 2013. The Company incurred deferred financing fees of approximately $7.7 million in relation to this transaction which are being amortized through the maturity date. The Company used the proceeds from the issuance of the 5.625% Notes to pay a portion of the cash consideration in the TowerCo II Holdings LLC acquisition (see Note 16).

In connection with the issuance of the 5.625% Notes, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with J.P. Morgan Securities LLC, as representative of the Initial Purchasers. Pursuant to the terms of the Registration Rights Agreement, the Company agreed to use its reasonable best efforts to file and have declared effective a registration statement with respect to an offer to exchange the 5.625% Notes for new notes registered under the Securities Act of 1933, as amended (the “Securities Act”), on or prior to September 23, 2013. If the Company fails to satisfy certain filing and other obligations with respect to the exchange, the Company will be obligated to pay additional interest of 0.25% per annum for the first 90-day period and an additional 0.25% per annum with respect to each subsequent 90-day period thereafter, until the Company’s registration obligations are fulfilled, up to a maximum of 1.00% per annum.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has potential common stock equivalents related to its outstanding stock options, restricted stock units, 1.875% Notes and 4.0% Notes (see Note 9). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive for each of the three and nine months ended September 30, 2012 and 2011, respectively. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for each period presented.

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

During the three and nine months ended September 30, 2012, the Company did not repurchase any shares in conjunction with the stock repurchase program.

As of September 30, 2012, the Company had a remaining authorization to repurchase an additional $150.0 million of its common stock under its $300.0 million stock repurchase program.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company allocates income and losses to the noncontrolling interest holder based on the applicable membership interest percentage. After applying those provisions, the Company calculates the redemption amount at each reporting period and records the amount, if any, by which the redemption amount exceeds the book value as a charge against income (loss) available to common shareholders. As of September 30, 2012 the carrying value of the Company’s redeemable noncontrolling interest exceeded the fair value of the amount the Company could be required to pay to redeem the noncontrolling interest at the date of exercise of either the put or call option. Accordingly, the carrying value is presented on the Company’s Consolidated Balance Sheet.

During the nine months ended September 30, 2011, the Company paid approximately $0.7 million in exchange for the outstanding 4.6% noncontrolling interest in a Canadian joint venture increasing the Company’s interest in that joint venture to 100%.

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

	For the nine months ended September 30,
	2012	2011
Risk free interest rate	0.57% - 0.83%	0.66% - 2.17%
Dividend yield	0.0%	0.0%
Expected volatility	53.0%	53.9%
Expected lives	3.8 - 4.6 years	3.5 - 4.5 years

The following table summarizes the Company’s activities with respect to its stock options for the nine months ended September 30, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)
	(in thousands)
Outstanding at December 31, 2011	3,608	$28.06
Granted	613	47.58
Exercised	(811)	25.94
Canceled	(9)	37.71

Outstanding at September 30, 2012	3,401	$32.06	4.05

Exercisable at September 30, 2012	1,865	$25.96	2.93

Unvested at September 30, 2012	1,536	$39.46	5.40

The weighted-average fair value of options granted during the nine months ended September 30, 2012 and 2011 was $20.31 and $18.53, respectively. The total intrinsic value for options exercised during the nine months ended September 30, 2012 and 2011 was $23.0 million and $8.0 million, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2012:

	Number of Units	Weighted- Average Grant Date Fair Value per share
	(in thousands)
Outstanding at December 31, 2011	225	$39.22
Granted	138	47.71
Restriction Lapse	(66)	38.78
Forfeited/Canceled	(1)	44.19

Outstanding at September 30, 2012	296	$43.25

The Company records compensation expense for restricted stock units based on the fair market value of the units awarded at the date of the grant times the number of shares subject to the units awarded. The Company typically recognizes the expense associated with the units on a straight-line basis over the vesting term.

13.	INCOME TAXES

The Company had federal taxable losses during the nine months ended September 30, 2012 and 2011, and, as a result, federal net operating loss carry-forwards have been generated. The US federal net operating loss carry-forwards of the Company have a full valuation allowance as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses. However, a foreign tax provision is recognized because certain international subsidiaries of the Company have profitable operations or a net deferred tax liability position. Additionally, certain of the US subsidiaries are profitable and taxable in separate return jurisdictions. A deferred state tax provision is also recognized based on the Company’s assessment that future taxable income in certain state jurisdictions will be generated to utilize deferred tax assets.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	SEGMENT DATA

The Company operates principally in three business segments: site leasing, site development consulting and site development construction. The Company’s reportable segments are strategic business units that offer different services. The site leasing segment includes results of the managed and sublease businesses. Summarized financial information concerning the Company’s reportable segments for the nine months ended September 30, 2012 and 2011 is shown below:

	Site Leasing	Site Development Consulting	Site Development Construction	Not Identified by Segment (1)	Total
	(in thousands)

Three months ended September 30, 2012
Revenues	$208,828	$10,588	$19,190	$—	$238,606
Cost of revenues (2)	$46,621	$6,925	$18,137	$—	$71,683
Depreciation, amortization and accretion	$100,107	$113	$448	$344	$101,012
Operating income (loss)	$42,420	$2,844	$(1,109)	$(3,084)	$41,071
Capital expenditures (3)	$57,729	$174	$534	$(221)	$58,216

Three months ended September 30, 2011
Revenues	$154,514	$4,399	$16,636	$—	$175,549
Cost of revenues (2)	$33,932	$3,171	$14,744	$—	$51,847
Depreciation, amortization and accretion	$77,459	$45	$324	$308	$78,136
Operating income (loss)	$28,757	$803	$130	$(2,119)	$27,571
Capital expenditures (3)	$83,294	$230	$1,370	$619	$85,513

Nine months ended September 30, 2012
Revenues	$585,332	$24,188	$50,723	$—	$660,243
Cost of revenues (2)	$126,787	$16,268	$47,026	$—	$190,081
Depreciation, amortization and accretion	$274,541	$286	$1,310	$973	$277,110
Operating income (loss)	$120,224	$5,603	$(2,978)	$(6,751)	$116,098
Capital expenditures (3)	$1,056,215	$690	$2,285	$495	$1,059,685

Nine months ended September 30, 2011
Revenues	$451,171	$13,262	$49,918	$—	$514,351
Cost of revenues (2)	$98,031	$9,938	$44,689	$—	$152,658
Depreciation, amortization and accretion	$227,772	$139	$944	$850	$229,705
Operating income (loss)	$82,269	$2,053	$23	$(5,666)	$78,679
Capital expenditures (3)	$303,340	$337	$2,127	$2,078	$307,882

Assets
As of September 30, 2012	$5,883,472	$9,246	$41,249	$149,324	$6,083,291
As of December 31, 2011	$3,439,401	$4,787	$37,377	$124,834	$3,606,399

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Excludes depreciation, amortization and accretion.
(3)	Includes cash paid for capital expenditures and acquisitions and related earn-outs and vehicle capital lease additions.

For the nine months ended September 30, 2012 and 2011, the Company’s leasing revenues generated outside of the United States were 5.9% and 2.9%, respectively, of total consolidated leasing revenues. As of September 30, 2012 and December 31, 2011, the Company’s total assets outside of the United States were 6.9% and 8.7%, respectively, of total consolidated assets.

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

The following is a list of significant customers (representing at least 10% of revenue for the periods reported) and the percentage of total revenue for the specified time periods derived from such customers:

Site Leasing Revenue	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
AT&T	23.0%	27.0%	23.8%	27.0%
Sprint	22.0%	21.8%	22.7%	22.1%
T-Mobile	15.4%	11.2%	13.9%	11.3%
Verizon	13.3%	15.7%	13.7%	15.6%

Site Development Consulting Revenue	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Ericsson, Inc	17.6%	0.3%	20.6%	0.9%
Alcatel-Lucent	10.7%	0.0%	10.0%	0.0%
Verizon	9.8%	18.0%	12.0%	17.4%
Nsoro	5.9%	4.0%	6.1%	10.7%
T-Mobile	2.6%	10.3%	5.7%	9.3%

Site Development Construction Revenue	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Ericsson, Inc	26.9%	6.4%	19.2%	8.5%
Nsoro Mastec	23.5%	48.0%	26.5%	43.4%
Overland Contracting	10.9%	5.6%	9.5%	7.0%

At September 30, 2012, five significant customers comprised 51.4% of total gross accounts receivable compared to five significant customers which comprised 50.4% of total gross accounts receivable at December 31, 2011.

16.	SUBSEQUENT EVENTS

TowerCo Acquisition

On October 1, 2012, SBA, through its wholly-owned subsidiary, completed its previously announced acquisition of TowerCo II Holdings LLC, which owns 3,256 tower sites in 47 states across the U.S. and Puerto Rico. As consideration for the acquisition, the Company paid $1.2 billion with cash on-hand and issued 4.6 million shares of its Class A common stock. The Company is in the process of evaluating the allocation of the purchase price among the fair value of the assets acquired and liabilities assumed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications towers. Our principal operations are in the United States and its territories. As of September 30, 2012, we also owned towers in Canada, Costa Rica, El Salvador, Guatemala, Nicaragua and Panama. Our primary business line is our site leasing business, which contributed approximately 97.5% of our total segment operating profit for the year-to-date period ended September 30, 2012. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative or acquired. As of September 30, 2012, we owned 13,257 tower sites, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. As adjusted for our acquisition of 3,256 towers in the TowerCo acquisition on October 1, 2012, we would have had 16,513 towers as of September 30, 2012. We also managed or leased approximately 4,900 actual or potential additional communications sites, approximately 500 of which were revenue producing as of September 30, 2012. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts. Site leasing revenues are received primarily from wireless service provider tenants, including AT&T, Sprint, Verizon Wireless and T-Mobile. Wireless service providers enter into numerous different tenant leases with us, each of which relates to the lease or use of space at an individual tower site. Tenant leases are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases are generally paid on a monthly basis and revenue from site leasing is recorded monthly on a straight-line basis over the current term of the related lease agreements. Rental amounts received in advance are recorded in deferred revenue.

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

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five year periods at our option and provide for rent escalators which typically average 3-4% annually or provide for term escalators of approximately 15%. Of the 13,257 tower sites we owned as of September 30, 2012, approximately 72% were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates a significant portion of our total revenues. For information regarding our operating segments, please see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Revenues
	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)

Site leasing revenue	$208,828	$154,514	$585,332	$451,171
Total revenues	$238,606	$175,549	$660,243	$514,351
Site leasing revenue percentage of total revenues	87.5%	88.0%	88.7%	87.7%

	Segment Operating Profit
	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Site leasing segment operating profit (1)	$162,207	$120,582	$458,545	$353,140
Total segment operating profit (1)	$166,923	$123,702	$470,162	$361,693
Site leasing segment operating profit percentage of total segment operating profit (1)	97.2%	97.5%	97.5%	97.6%

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

The following rollforward summarizes the activity in our consolidated tower portfolio from December 31, 2011 to September 30, 2012:

Number of Towers

Towers owned at December 31, 2011	10,524
Purchased towers	78
Constructed towers	63
Towers reclassified/disposed (1)	(4)

Towers owned at March 31, 2012	10,661
Purchased towers	2,381
Constructed towers	90
Towers reclassified/disposed (1)	(10)

Towers owned at June 30, 2012	13,122
Purchased towers	37
Constructed towers	99
Towers reclassified/disposed (1)	(1)

Towers owned at September 30, 2012	13,257

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

The table below provides the percentage of total revenues contributed by site development consulting services and site development construction services for the three and nine months ended September 30, 2012 and 2011. For information regarding our operating segments, see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Revenues
	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)

Site development consulting	$10,588	$4,399	$24,188	$13,262
Site development construction	$19,190	$16,636	$50,723	$49,918
Total revenues	$238,606	$175,549	$660,243	$514,351

Site development consulting	4.4%	2.5%	3.7%	2.6%
Site development construction	8.0%	9.5%	7.7%	9.7%

International Operations

As of September 30, 2012, we had operations in Canada, Costa Rica, El Salvador, Guatemala, Nicaragua and Panama. Our operations in these countries are solely in the site leasing business, and we expect to expand operations through new builds and acquisitions. Tenant leases in the Canadian market typically have similar terms and conditions as those in the United States, with an initial term of five years, and specific rent escalators. Tenant leases in Central America typically have a ten year initial term with similar renewal terms and rent escalators as those in the United States and Canada.

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

Recent Developments

On September 14, 2012, we reached an agreement with T-Mobile USA (“T-Mobile”) to extend the remaining term on approximately 2,800 existing leases to an average of approximately 7 years, and granted T-Mobile rights to upgrade certain towers with radio equipment in connection with its network modernization plan. The terms of the agreement will result in recognizing an increase in non-cash site rental revenue and increased annual cash escalations.

On September 6, 2012, we sold certain DAS networks located in New York, Chicago and Las Vegas, to ExteNet Systems, Inc. for approximately $94.3 million in cash and $25 million in the form of a promissory note. On October 23, 2012, an additional DAS network in Auburn, Alabama was sold to ExteNet for cash consideration of $5.7 million.

On October 1, 2012, we completed our previously announced acquisition of TowerCo II Holdings LLC, which owned 3,256 tower sites in 47 states across the U.S. and Puerto Rico. As consideration for the acquisition, we paid $1.2 billion in cash and issued 4.6 million shares of our Class A common stock.

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

	Site leasing segment
	For the three months ended September 30,		Dollar Change	For the nine months ended September 30,		Dollar Change
	2012	2011		2012	2011
	(in thousands)
Segment revenue	$208,828	$154,514	$54,314	$585,332	$451,171	$134,161
Segment cost of revenues (excluding depreciation, accretion and amortization)	(46,621)	(33,932)	(12,689)	(126,787)	(98,031)	(28,756)

Segment operating profit	$162,207	$120,582	$41,625	$458,545	$353,140	$105,405

	Site development consulting segment
	For the three months ended September 30,		Dollar Change	For the nine months ended September 30,		Dollar Change
	2012	2011		2012	2011
	(in thousands)
Segment revenue	$10,588	$4,399	$6,189	$24,188	$13,262	$10,926
Segment cost of revenues (excluding depreciation, accretion and amortization)	(6,925)	(3,171)	(3,754)	(16,268)	(9,938)	(6,330)

Segment operating profit	$3,663	$1,228	$2,435	$7,920	$3,324	$4,596

	Site development construction segment
	For the three months ended September 30,		Dollar Change	For the nine months ended September 30,		Dollar Change
	2012	2011		2012	2011
	(in thousands)
Segment revenue	$19,190	$16,636	$2,554	$50,723	$49,918	$805
Segment cost of revenues (excluding depreciation, accretion and amortization)	(18,137)	(14,744)	(3,393)	(47,026)	(44,689)	(2,337)

Segment operating profit	$1,053	$1,892	$(839)	$3,697	$5,229	$(1,532)

Site leasing segment operating profit increased $105.4 million for the nine months ended September 30, 2012, as compared to the same period in the prior year, primarily due to additional profit generated by the towers that we acquired and partially from towers constructed subsequent to September 30, 2011, organic site leasing growth from new leases, contractual rent escalators, lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers, and increased straight-line leasing revenue associated with the Sprint Network Vision Agreement entered into in the fourth quarter of 2011 and the Mobilitie acquisition completed in the second quarter of 2012.

Adjusted EBITDA:

We define Adjusted EBITDA as net loss excluding the impact of net interest expenses, provision for taxes, depreciation, accretion and amortization, asset impairment and other charges, non-cash compensation, net loss from extinguishment of debt, other income and expenses, acquisition related expenses, non-cash straight-line leasing revenue, non-cash straight-line ground lease expense and income from discontinued operations.

We believe that Adjusted EBITDA is an indicator of the financial performance of our core businesses. Adjusted EBITDA is a component of the calculation that has been used by our lenders to determine compliance with certain covenants under our Senior Credit Agreement, 8.25% Notes, 5.625% Notes and 5.75% Notes. Adjusted EBITDA is not intended to be an alternative measure of operating income or gross profit margin as determined in accordance with GAAP.

The reconciliation of Adjusted EBITDA is as follows:

	For the three months ended September 30,		Dollar Change	For the nine months ended September 30,		Dollar Change
	2012	2011		2012	2011
	(in thousands)			(in thousands)

Net loss	$(52,699)	$(33,437)	$(19,262)	$(128,804)	$(97,723)	$(31,081)
Interest income	(335)	(38)	(297)	(419)	(97)	(322)
Total interest expense(1)	71,651	60,777	10,874	198,302	172,492	25,810
Depreciation, accretion and amortization	101,012	78,136	22,876	277,110	229,705	47,405
Asset impairment	1,560	1,106	454	2,555	1,402	1,153
Provision for taxes(2)	900	808	92	5,422	3,257	2,165
Loss from extinguishment of debt, net	22,643	—	22,643	49,792	1,696	48,096
Non-cash compensation	3,679	2,773	906	10,586	8,695	1,891
Non-cash straight-line leasing revenue	(12,245)	(2,173)	(10,072)	(31,909)	(6,059)	(25,850)
Non-cash straight-line ground lease expense	5,899	3,191	2,708	13,999	8,873	5,126
Acquisition related costs	5,715	1,474	4,241	21,875	4,876	16,999
Other income/expense	(249)	(122)	(127)	(5,233)	527	(5,760)
Income from discontinued operations	(969)	—	(969)	(2,349)	—	(2,349)

Adjusted EBITDA	$146,562	$112,495	$34,067	$410,927	$327,644	$83,283

(1)	Total interest expense includes cash interest expense, non-cash interest expense and amortization of deferred financing fees.
(2)

Includes $(129) and $613 of franchise taxes for the three and nine months ended September 30, 2012, respectively, and $417 and $1,473 in the same periods from prior year, respectively, as reflected in the Consolidated Statement of Operations in selling, general and administrative expenses.

Adjusted EBITDA increased $83.3 million for the nine months ended September 30, 2012, as compared to the same period in the prior year, primarily due to increased site leasing segment operating profit offset by an increase in selling, general and administrative costs.

RESULTS OF OPERATIONS

Three months ended September 30, 2012 Compared to Three months ended September 30, 2011

	For the three months ended September 30,		Dollar Change	Percentage Increase (Decrease)
	2012	2011
	(in thousands)
Revenues:
Site leasing	$208,828	$154,514	$54,314	35.2%
Site development	29,778	21,035	8,743	41.6%

Total revenues	238,606	175,549	63,057	35.9%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	46,621	33,932	12,689	37.4%
Cost of site development	25,062	17,915	7,147	39.9%
Selling, general and administrative	17,565	15,415	2,150	13.9%
Asset impairment	1,560	1,106	454	41.0%
Acquisition related expenses	5,715	1,474	4,241	287.7%
Depreciation, accretion and amortization	101,012	78,136	22,876	29.3%

Total operating expenses	197,535	147,978	49,557	33.5%

Operating income	41,071	27,571	13,500	49.0%

Other income (expense):
Interest income	335	38	297	781.6%
Interest expense	(50,578)	(42,307)	(8,271)	19.5%
Non-cash interest expense	(17,874)	(16,089)	(1,785)	11.1%
Amortization of deferred financing fees	(3,199)	(2,381)	(818)	34.4%
Loss from extinguishment of debt, net	(22,643)	—	(22,643)	100.0%
Other income (expense)	249	122	127	104.1%

Total other expense	(93,710)	(60,617)	(33,093)	54.6%

Loss from continuing operations before provision for income taxes	(52,639)	(33,046)	(19,593)	59.3%
Provision for income taxes	(1,029)	(391)	(638)	163.2%

Loss from continuing operations	(53,668)	(33,437)	(20,231)	60.5%
Income from discontinued operations, net of income taxes	969	—	969	100.0%

Net loss	(52,699)	(33,437)	(19,262)	57.6%
Less: Net loss attributable to the noncontrolling interest	254	132	122	92.4%

Net loss attributable to SBA Communications Corporation	$(52,445)	$(33,305)	$(19,140)	57.5%

Revenues:

Site leasing revenues increased $54.3 million for the three months ended September 30, 2012, as compared to the same period in the prior year, due largely to (i) revenues from the towers that we acquired, including $27.6 million from the Mobilitie towers acquired in the second quarter, or towers that we constructed subsequent to September 30, 2011 (ii) organic site leasing growth from new leases, contractual rent escalators and lease amendments which increased the related rent to reflect additional equipment added to our towers and (iii) increased straight-line leasing revenue associated with the Sprint Network Vision Agreement entered into in the fourth quarter of 2011.

Site development revenues increased $8.8 million for the three months ended September 30, 2012, as compared to the same period in the prior year, due to a higher volume of work performed during the quarter as compared to the same period last year, including a particularly substantial increase associated with Sprint’s Network Vision initiative.

Operating Expenses:

Site leasing cost of revenues increased $12.7 million for the three months ended September 30, 2012, as compared to the same period in the prior year, primarily as a result of the growth in the number of tower sites owned by us, including $10.6 million (the majority of which is reimbursable to us) from the Mobilitie towers acquired in the second quarter, offset by the positive impact of our ground lease purchase program.

Site development cost of revenues increased $7.2 million for the three months ended September 30, 2012, as compared to the same period in the prior year, due to a higher volume of work associated with the deployment of next generation networks by wireless carriers including Sprint’s Network Vision initiative.

Selling, general and administrative expenses increased $2.2 million for the three months ended September 30, 2012, as compared to the same period in the prior year, primarily as a result of an increase in personnel, salaries and benefits and non-cash compensation due in part to the Company’s recent portfolio expansion as well as incremental costs incurred in connection with our international expansion since the prior year.

Acquisition related expenses increased $4.2 million for the three months ended September 30, 2012, as compared to the same period in the prior year, primarily as a result of an increase in acquisition and integration related expenses related to tower acquisitions as well as a change in the fair market value estimate of the earnout accrual during the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011.

Depreciation, accretion and amortization expense increased $22.9 million for the three months ended September 30, 2012, as compared to the same period in the prior year, due to an increase in the number of tower sites built and acquired by us, including the Mobilitie towers acquired in the second quarter, as of September 30, 2012 compared to those owned at September 30, 2011. The depreciation, accretion and amortization expense recorded for the three months ended September 30, 2012 for the Mobilitie towers was $16.6 million.

Operating Income:

Operating income increased $13.5 million for the three months ended September 30, 2012 from the three months ended September 30, 2011, primarily due to higher segment operating profit in both the site leasing and site development segments offset by increases in acquisition related expenses, depreciation, accretion and amortization expense and selling, general and administrative expenses.

Other Income (Expense):

Interest expense increased $8.3 million from the three months ended September 30, 2011 due to the higher weighted average principal amount of cash-interest bearing debt for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily resulting from the issuance of the 2012-1 Term Loan, 2012-1 Tower Securities, 5.75% Notes and the Mobilitie Bridge Loan offset by the redemption of the remaining $243.8 million in aggregate principal amount of our 8.0% Notes.

Non-cash interest expense increased $1.8 million to $17.9 million for the three months ended September 30, 2012, compared to $16.1 million for the three months ended September 30, 2011. This increase primarily reflects the accretion of the debt discounts on the 1.875% and the 4.0% Notes.

Loss from extinguishment of debt of $22.6 million for the three months ended September 30, 2012, was primarily due to the premium paid on the redemption of $243.8 million of the 8.0% Notes, including the write off of $1.0 million of debt discount. Additionally, losses include the write off of $7.0 million of deferred financing fees related to both the redemption of our 8.0% Notes and the early extinguishment of our Mobilitie Bridge Loan. The Company did not extinguish any debt during the third quarter of 2011.

Income from Discontinued Operations

Income from discontinued operations was $1.0 million for the three months ended September 30, 2012. As part of the Company’s acquisition of Mobilitie, the Company recorded certain DAS network assets acquired as Assets Held for Sale and reported the related income and expenses in discontinued operations. On September 6, 2012, the Company sold certain DAS networks in New York, Chicago and Las Vegas to ExteNet Systems. One additional network in Auburn, Alabama was sold to ExteNet on October 23, 2012.

Net Loss

Net loss increased $19.3 million to $52.7 million for the three months ended September 30, 2012 from the three months ended September 30, 2011. The increase is primarily due to the loss from the extinguishment of debt, depreciation, accretion and amortization expense as well as selling, general and administrative expenses, interest expense and non-cash interest expense. This was offset by the increase in site leasing segment operating profit.

Nine months ended September 30, 2012 Compared to Nine months ended September 30, 2011

	For the nine months ended September 30,		Dollar Change	Percentage Increase (Decrease)
	2012	2011
	(in thousands)

Revenues:
Site leasing	$585,332	$451,171	$134,161	29.7%
Site development	74,911	63,180	11,731	18.6%

Total revenues	660,243	514,351	145,892	28.4%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion, and amortization shown below):
Cost of site leasing	126,787	98,031	28,756	29.3%
Cost of site development	63,294	54,627	8,667	15.9%
Selling, general and administrative	52,524	47,031	5,493	11.7%
Asset impairment	2,555	1,402	1,153	82.2%
Acquisition related expenses	21,875	4,876	16,999	348.6%
Depreciation, accretion and amortization	277,110	229,705	47,405	20.6%

Total operating expenses	544,145	435,672	108,473	24.9%

Operating income	116,098	78,679	37,419	47.6%

Other income (expense):
Interest income	419	97	322	332.0%
Interest expense	(136,728)	(118,616)	(18,112)	15.3%
Non-cash interest expense	(52,281)	(47,095)	(5,186)	11.0%
Amortization of deferred financing fees	(9,293)	(6,781)	(2,512)	37.0%
Loss from extinguishment of debt, net	(49,792)	(1,696)	(48,096)	2835.8%
Other (expense) income	5,233	(527)	5,760	(1093.0%)

Total other expense	(242,442)	(174,618)	(67,824)	38.8%

Loss from continuing operations before provision for income taxes	(126,344)	(95,939)	(30,405)	31.7%

Provision for income taxes	(4,809)	(1,784)	(3,025)	169.6%

Loss from continuing operations	(131,153)	(97,723)	(33,430)	34.2%

Income from discontinued operations, net of income taxes	2,349	—	2,349	100.0%

Net loss	(128,804)	(97,723)	(31,081)	31.8%

Less: Net loss attributable to the noncontrolling interest	256	348	(92)	(26.4%)

Net loss attributable to SBA Communications Corporation	$(128,548)	$(97,375)	$(31,173)	32.0%

Revenues:

Site leasing revenues increased $134.2 million for the nine months ended September 30, 2012, as compared to the same period in the prior year, due largely to (i) revenues from the towers that we acquired, including $54.8 million from the Mobilitie towers acquired in the second quarter, or towers that we constructed subsequent to September 30, 2011, (ii) organic site leasing growth from new leases, contractual rent escalators and lease amendments which increased the related rent to reflect additional equipment added to our towers and (iii) increased straight-line leasing revenue associated with the Sprint Network Vision Agreement entered into in the fourth quarter of 2011.

Site development revenues increased $11.7 million for the nine months ended September 30, 2012, as compared to the same period in the prior year, due to a higher volume of work performed during the period as compared to the same period last year, including a substantial increase associated with Sprint’s Network Vision initiative.

Operating Expenses:

Site leasing cost of revenues increased $28.8 million for the nine months ended September 30, 2012, as compared to the same period in the prior year, primarily as a result of the growth in the number of tower sites owned by us, including $21.1 million (the majority of which is reimbursable to us) from the Mobilitie towers acquired in the second quarter, offset by the positive impact of our ground lease purchase program.

Site development cost of revenues increased $8.6 million for the nine months ended September 30, 2012, as compared to the same period in the prior year, due to a higher volume of work associated with the deployment of next generation networks by wireless carriers including Sprint’s Network Vision initiative.

Selling, general and administrative expenses increased $5.5 million for the nine months ended September 30, 2012, as compared to the same period in the prior year, primarily as a result of an increase in personnel, salaries and benefits and non-cash compensation due in part to the Company’s recent portfolio expansion, as well as incremental costs incurred in connection with our international expansion.

Acquisition related expenses increased $17.0 million for the nine months ended September 30, 2012, as compared to the same period in the prior year, primarily as a result of an increase in the number of towers acquired, including through the Mobilitie acquisition, as well as changes in the estimate of the earnout accrual due to the fair market adjustment of the earnout liability during the nine month period ended September 30, 2012 compared to the same period ended September 30, 2011. The acquisition related expenses recorded for the Mobilitie acquisition were $13.2 million for the nine months ended September 30, 2012.

Depreciation, accretion and amortization expense increased $47.4 million to $277.1 million for the nine months ended September 30, 2012, as compared to the same period in the prior year, due to an increase in the number of tower sites built and acquired by us, including through the Mobilitie acquisition, as of September 30, 2012 compared to those owned at September 30, 2011. The depreciation, accretion and amortization expense recorded for the Mobilitie towers acquired was $27.3 million for the nine months ended September 30, 2012.

Operating Income:

Operating income increased $37.4 million to $116.1 million for the nine months ended September 30, 2012 from $78.7 million for the nine months ended September 30, 2011, primarily due to higher segment operating profit in the site leasing segment and offset by increases in depreciation, accretion and amortization expense, acquisition related expenses and selling, general and administrative expenses.

Other Income (Expense):

Interest expense was $136.7 million for the nine months ended September 30, 2012, an increase of $18.1 million from the nine months ended September 30, 2011. This increase was due to the higher weighted average amount of cash-interest bearing debt outstanding for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 resulting from the issuance of the 2011 Term Loan, 2012-1 Term Loan, 5.75% Notes and the Mobilitie Bridge Loan, as well as the 2012-1 Tower Securities. These were offset by the full redemption of $375.0 million in principal amount of our 8.0% Notes and the redemption of $131.3 million in aggregate principal amount of our 8.25% Notes.

Non-cash interest expense was $52.3 million for the nine months ended September 30, 2012, an increase of $5.2 million from the nine months ended September 30, 2011. This increase reflects the accretion of the debt discount on the 1.875% and the 4.0% Notes. This was offset by the repurchase of $15.0 million in principal amount of 1.875% Notes in the first quarter of 2011 and by the redemption of $375.0 million of the 8.0% Notes and $131.3 million of the 8.25% Notes in 2012.

Other income increased to $5.2 million for the nine months ended September 30, 2012, compared to a $0.5 million expense for the nine months ended September 30, 2011. This increase was a result of a partial settlement of $4.6 million relating to the Chapter 11 bankruptcy case of Lehman Brothers Holdings Inc. and its affiliated debtors related to the Lehman Derivatives.

Loss from extinguishment of debt was $49.8 million for the nine months ended September 30, 2012, an increase of $48.1 million from the nine months ended September 30, 2011. The increase reflects the premium paid on the redemption of $375.0 million of our 8.0% Notes and $131.3 million of our 8.25% Notes and the write off of their related debt discount and deferred financing fees of $2.5 million and $7.7 million, respectively. Additionally, the loss includes the write off of $3.6 million of deferred financing fees related to the early extinguishment of the Mobilitie Bridge Loan. Comparatively, the loss from extinguishment of debt was $1.7 million for the nine months ended September 30, 2011 which was due to the repurchase of $15.0 million in principal amount of the 1.875% Notes.

Income from Discontinued Operations

Income from discontinued operations was $2.3 million for the nine months ended September 30, 2012. As part of the Mobilitie acquisition, the Company recorded certain DAS network assets as Assets Held for Sale and reported the related income and expenses in discontinued operations. On September 6, 2012, the Company sold certain DAS networks located in New York, Chicago and Las Vegas to ExteNet Systems, Inc. One additional DAS network in Auburn, Alabama was sold to ExteNet on October 23, 2012.

Net Loss

Net loss was $128.8 million for the nine months ended September 30, 2012, an increase of $31.1 million from the nine months ended September 30, 2011, primarily due to increases in the loss on extinguishment of debt, acquisition related expenses, depreciation, accretion and amortization expense as well as interest expense, non-cash interest expense and selling, general and administrative costs. This was offset by an increase in site leasing segment operating profit.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation is a holding company with no business operations of its own. SBA Communications’ only significant asset is the outstanding capital stock of Telecommunications, which is also a holding company that owns equity interests in entities that directly or indirectly own all of our domestic and international towers and assets. We conduct all of our business operations through Telecommunications’ subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries.

A summary of our cash flows is as follows:

	For the nine months ended
	September 30, 2012	September 30, 2011
	(in thousands)
Summary cash flow information:
Cash provided by operating activities	$237,523	$186,427
Cash used in investing activities	(965,193)	(307,250)
Cash provided by financing activities	2,119,105	236,073

Increase in cash and cash equivalents	1,391,435	115,250
Effect of exchange rate changes on cash and cash equivalents	(55)	(199)
Cash provided by discontinued operations from operating activities	2,349	—
Cash and cash equivalents, beginning of the period	47,316	64,254

Cash and cash equivalents, end of the period	$1,441,045	$179,305

Sources of Liquidity

We fund our growth, including our tower portfolio growth, through cash flows from operations, long-term indebtedness and equity issuances. With respect to our debt financing, we have issued secured and unsecured debt instruments at various levels of our organizational structure to minimize our financing costs while maximizing our operational flexibility.

Cash provided by operating activities was $237.5 million for the nine months ended September 30, 2012 as compared to $186.4 million for the nine months ended September 30, 2011. This increase was primarily due to an increase in segment operating profit from the site leasing segment partially offset by increased cash interest payments relating to the higher average amount of cash-interest bearing debt outstanding for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

During the nine months ended September 30, 2012, we borrowed $484.0 million and repaid $484.0 million under the Revolving Credit Facility. As of September 30, 2012, the availability under the Revolving Credit Facility was $700.0 million, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing in the Senior Credit Agreement.

On March 7, 2012, we sold 6,005,000 shares of our Class A common stock at $47.30 per share resulting in proceeds of $283.9 million, net of related fees.

In connection with the Mobilitie acquisition, which we consummated on April 2, 2012, we issued, as a portion of the consideration, 5,250,000 newly issued shares of our Class A common stock. We simultaneously entered into the Bridge Loan Credit Agreement (as defined below) for a $400 million bridge loan.

On May 9, 2012, we obtained a new $200.0 million senior secured term loan (“2012-1 Term Loan”). The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 1.00% to 1.50% or the Eurodollar Rate plus a margin that ranges from 2.00% to 2.50%, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of September 30, 2012, the 2012-1 Term Loan was accruing interest at 2.72% per annum. Principal of the 2012-1 Term Loan will be repaid in quarterly installments on the last day of each March, June, September and December, commencing on September 30, 2012, in an amount equal to $2.5 million for each of the first eight quarters, $3.75 million for the next four quarters and $5.0 million for each quarter thereafter.

On July 13, 2012, we issued $800.0 million of our 5.75% unsecured senior notes due July 15, 2020 at par with interest payable semi-annually on July 15 and January 15 of each year beginning on January 15, 2013.

On August 9, 2012, we issued $610.0 million of the 2012-1 Tower Securities (as defined below) at par which have an anticipated repayment date of December 15, 2017 and a final maturity date of December 15, 2042. The fixed coupon interest rate of the 2012-1 Tower Securities is 2.933% per annum, payable monthly.

On September 28, 2012, we issued $500.0 million of our 5.625% unsecured senior notes due October 1, 2019 at par with interest payable semi-annually on October 1 and April 1 of each year, beginning on April 1, 2013.

On September 28, 2012, we obtained a new $300.0 million 2012-2 Term Loan (as defined below). The 2012-2 Term Loan accrues interest, at SBA Senior Finance II, LLC’s (“SBA Senior Finance”) election, at either the Base Rate plus 1.75% per annum (with a Base Rate floor of 2%) or Eurodollar Rate plus 2.75% per annum (with a Eurodollar Rate floor of 1%). Principal of the 2012-2 Term Loan is to be repaid in equal quarterly installments in March, June, September and December (commencing in March 2013) in an aggregate amount equal to $3.0 million per year with the remaining balance payable upon maturity in September 2019. The 2012-2 Term Loan was issued at 99.75% of par value.

On September 6, 2012, we sold certain DAS networks located in New York, Chicago and Las Vegas, to ExteNet Systems, Inc. for approximately $94.3 million in cash and $25 million in the form of a promissory note. On October 23, 2012, an additional DAS network in Auburn, Alabama was sold to ExteNet for cash consideration of $5.7 million.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites or related assets. During the nine months ended September 30, 2012, we did not issue any shares of Class A common stock under this registration statement. As of September 30, 2012, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

On February 27, 2012, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. During the nine months ended September 30, 2012, we issued 6,005,000 shares of our Class A common stock under the automatic shelf registration statement and the prospectus supplement related thereto.

Uses of Liquidity

We believe that our principal use of liquidity will be to fund tower portfolio growth and, secondarily, to fund our stock repurchase program. In the future, we may repurchase, for cash or equity, our outstanding indebtedness in privately-negotiated or open market transactions in order to optimize our liquidity and leverage and take advantage of market opportunities.

In order to manage our leverage and liquidity positions, take advantage of market opportunities and ensure continued compliance with our financial covenants, we may from time to time repurchase our outstanding indebtedness for cash or equity. If we undertake debt repurchases or exchanges, these actions could materially impact the amount and composition of indebtedness outstanding or dilute our existing shareholders.

Our cash capital expenditures for the nine months ended September 30, 2012 were $1,057.5 million. The $1,057.5 million consists of cash capital expenditures of $957.1 million that we incurred primarily in connection with the acquisition of 2,496 completed towers net of related working capital adjustments and earnouts paid in connection with previous acquisitions, $50.3 million for construction and related costs associated with the completion of 252 new towers and for sites in process during the nine months ended September 30, 2012, $6.4 million for tower maintenance capital expenditures, $15.8 million for augmentations and tower upgrades, $2.0 million for general corporate expenditures and $25.9 million for ground lease purchases (excluding $4.7 million spent to extend ground lease terms).

On April 2, 2012, we completed our acquisition of the equity interests in certain entities affiliated with Mobilitie LLC. In connection with the acquisition, we paid approximately $850 million in cash, which we funded from (i) borrowings under our Revolving Credit Facility and (ii) a new $400 million bridge loan (“Mobilitie Bridge Loan”). Additionally, we issued 5.25 million shares of our Class A common stock.

On April 13, 2012, the proceeds from the equity offering of 6,005,000 shares of our Class A common stock were used to redeem $131.3 million in aggregate principal amount of our 8.0% Notes and $131.3 million in aggregate principal amount of our 8.25% Notes and to pay the applicable premium for the redemption.

On May 9, 2012, we used the proceeds from the 2012-1 Term Loan to repay $200.0 million of the outstanding balance under our Revolving Credit Facility.

On July 13, 2012, we used the net proceeds from the issuance of the 5.75% Notes to repay the $400.0 million outstanding balance under the Mobilitie Bridge Loan and to repay the $284.0 million outstanding balance under our Revolving Credit Facility. The remaining proceeds were used for general corporate purposes.

On August 9, 2012, we used the net proceeds from the issuance of the 2012-1 Tower Securities to repay in full the remaining $243.8 million balance of the 8.0% Notes plus $14.6 million in applicable premium associated with early redemption. The remaining net proceeds were used to pay a portion of the cash consideration in connection with our acquisition of TowerCo II Holdings LLC and for general corporate purposes.

On October 1, 2012, we completed our previously announced acquisition of TowerCo II Holdings LLC, which owns 3,256 tower sites in 47 states across the U.S. and Puerto Rico. As consideration for the acquisition, we paid $1.2 billion in cash and issued 4.6 million shares of our Class A common stock.

During the remainder of 2012, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $3.0 million to $4.0 million. In addition to the TowerCo acquisition, we expect to have discretionary cash capital expenditures during the remainder of 2012 primarily associated with new tower construction, additional tower acquisitions, tower augmentations and ground lease purchases. We expect to fund these additional cash capital expenditures from cash on hand, cash flow from operations and borrowings under the Revolving Credit Facility. The exact amount of our future cash capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and tower acquisition programs, and our ground lease purchase program.

Subsequent to September 30, 2012, we acquired 4 towers for an aggregate consideration paid of $2.0 million in cash.

During the nine months ended September 30, 2012 we did not repurchase any shares of our Class A common stock under our stock repurchase program. As of September 30, 2012, we had a remaining authorization to repurchase $150.0 million of Class A common stock under our current $300.0 million stock repurchase program.

Debt Instruments and Debt Service Requirements

Revolving Credit Facility

The Revolving Credit Facility consists of a revolving loan under which up to $700.0 million aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. The aggregate principal amount under the Revolving Credit Facility was increased from $500 million to $600 million on April 2, 2012 and increased from $600 million to $700 million on

May 9, 2012. The Company incurred deferred financing fees of $1.1 million in relation to these increases. Amounts borrowed under the Revolving Credit Facility accrue interest at the Eurodollar Rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Amended and Restated Credit Agreement (the “Senior Credit Agreement”) entered into by SBA Senior Finance II, LLC on June 30, 2011, as amended. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, May 9, 2017. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. A per annum commitment fee of 0.375% to 0.5% of the unused commitments under the Revolving Credit Facility is charged based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period. As of September 30, 2012, SBA Senior Finance II and SBA Communications were in compliance with the financial covenants contained in the Senior Credit Agreement.

During the nine months ended September 30, 2012, we borrowed $484.0 million under the Revolving Credit Facility and repaid the full $484.0 million. As of September 30, 2012, we do not have any amounts outstanding under our Revolving Credit Facility.

Term Loans

2011 Term Loan

The 2011 Term Loan consists of a senior secured term loan in an initial aggregate principal amount of $500.0 million and matures on June 30, 2018. The 2011 Term Loan accrues interest, at our election, at either the Base Rate plus a margin of 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus a margin of 275 basis points (with a Eurodollar Rate floor of 1%). As of September 30, 2012, the 2011 Term Loan was accruing interest at 3.75% per annum. Quarterly principal payments have commenced as of September 30, 2011, in which $1.25 million of the principal on the 2011 Term Loan is repaid on the last day of each March, June, September and December. The remaining principal balance of the 2011 Term Loan will be due and payable on the maturity date. We have the ability to prepay any or all amounts under the 2011 Term Loan without premium or penalty. The 2011 Term Loan was issued at 99.75% of par value.

During the nine months ended September 30, 2012, we made scheduled principal repayments of $3.8 million. As of September 30, 2012, the 2011 Term Loan had a principal balance of $493.8 million.

2012-1 Term Loan

The 2012-1 Term Loan, which we obtained on May 9, 2012, consists of a $200.0 million senior secured term loan. The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 1.00% to 1.50% or the Eurodollar Rate plus a margin that ranges from 2.00% to 2.50%, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of September 30, 2012, the 2012-1 Term Loan was accruing interest at 2.72% per annum. Commencing on September 30, 2012, principal of the 2012-1 Term Loan is repaid in quarterly installments on the last day of each March, June, September and December, in an amount equal to $2.5 million for each of the first eight quarters, $3.75 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-1 Term Loan without premium or penalty. To the extent not previously paid, the 2012-1 Term Loan will be due and payable on May 9, 2017. The 2012-1 Term Loan was issued at par. Proceeds from the 2012-1 Term Loan were used to pay amounts outstanding under the Revolving Credit Facility.

During the nine months ended September 30, 2012, we made a scheduled principal repayment of $2.5 million. As of September 30, 2012, the 2012-1 Term Loan had a principal balance of $197.5 million.

2012-2 Term Loan

The 2012-2 Term Loan, which we obtained on September 28, 2012, consists of a $300.0 million senior secured term loan that accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 175 basis points (with a Base Rate floor of 2%) or the Eurodollar Rate plus 275 basis points (with a Eurodollar Rate floor of 1%). As of September 30, 2012, the 2012-2 Term Loan was accruing interest at 3.75% per annum. Principal of the 2012-2 Term Loan will be repaid in equal quarterly installments on the last day of each March, June, September and December, commencing in March 2013, in an aggregate amount equal to $3.0 million per year. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-2 Term Loan without premium or penalty, with the exception of a 1% premium if prepayment is made in the first year of the loan. To the extent not previously paid, the 2012-2 Term Loan is due and payable in September 2019. The 2012-2 Term Loan was issued at 99.75% of par value. We used the borrowings under the 2012-2 Term Loan to pay a part of the cash consideration in the TowerCo acquisition. The remaining proceeds under the 2012-2 Term Loan are expected to be used for general corporate purposes.

Mobilitie Bridge Loan

Simultaneous with the closing of the Mobilitie acquisition, our wholly-owned subsidiary, SBA Monarch, as borrower, entered into a credit agreement with the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Barclays Bank PLC, as joint lead arrangers and bookrunners (the “Bridge Loan Credit Agreement”). Pursuant to the Bridge Loan Credit Agreement, SBA Monarch borrowed an aggregate principal amount of $400 million under a senior secured bridge loan (the “Mobilitie Bridge Loan”). The Mobilitie Bridge Loan bore interest, at SBA Monarch’s election, at either the Base Rate plus a margin that ranged from 2.00% to 2.50% or the Eurodollar Rate plus a margin that ranged from 3.00% to 3.50%, in each case based on SBA Monarch’s ratio of Consolidated Total Debt to Consolidated Adjusted EBITDA (calculated in accordance with the Bridge Loan Credit Agreement).

On July 13, 2012, we repaid the $400 million principal outstanding under the Mobilitie Bridge Loan from the proceeds of the 5.75% Notes.

Secured Tower Revenue Securities

2010 Tower Securities

On April 16, 2010, a New York common law trust (the “Trust”) issued $680.0 million of Secured Tower Revenue Securities Series 2010-1 (the “2010-1 Tower Securities”), and $550.0 million of Secured Tower Revenue Securities Series 2010-2 (the “2010-2 Tower Securities” and together with the 2010-1 Tower Securities, the “2010 Tower Securities”). The weighted average annual fixed coupon interest rate of the 2010 Tower Securities is 4.7%, including borrowers’ fees, payable monthly. The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 15, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 17, 2017 and April 15, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers (as defined below). For a detailed discussion of the 2010 Tower Securities, see Note 13 in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2011, filed with the Commission on February 27, 2012.

2012-1 Tower Securities

On August 9, 2012, we, through our Trust, sold $610 million of Secured Tower Revenue Securities Series 2012-1 (the “2012-1 Tower Securities”) which have an anticipated repayment date of December 15, 2017 and a final maturity date of December 15, 2042. The fixed coupon interest rate of the 2012-1 Tower Securities is 2.933% per annum, payable monthly. Net proceeds from the 2012-1 Tower Securities were used to repay in full the remaining $243.8 million balance of the 8.0% Senior Notes due 2016 plus $14.6 million in applicable premium associated with early redemption. The remaining net proceeds were used (1) to pay a portion of the cash consideration in connection with SBA’s acquisition of TowerCo and (2) for general corporate purposes.

In connection with the issuance of the 2012-1 Tower Securities, the parties entered into the Fifth Loan and Security Agreement Supplement and Amendment, dated as of August 9, 2012 (the “Fifth Loan Supplement”), which amended the original agreement and amendment dated November 18, 2005. The Fifth Loan Supplement was executed by and among SBA Properties, Inc., SBA Sites, Inc., and SBA Structures, Inc. (the “Initial Borrowers”) and SBA Infrastructure, LLC, SBA Monarch Towers III, LLC and SBA Towers USVI II, Inc. (the “Additional Borrowers” and together with the Initial Borrowers, the “Borrowers”) and other parties.

As of September 30, 2012, the Borrowers met the required Debt Service Coverage Ratio as set forth in the mortgage loan agreement.

1.875% Convertible Senior Notes due 2013

At September 30, 2012, we had $535.0 million outstanding of 1.875% Convertible Senior Notes (the “1.875% Notes”) which were recorded at their discounted carrying value of $512.3 million. The maturity date of the 1.875% Notes is May 1, 2013, and as such they are included in current maturities of long term debt in current liabilities. Interest on the 1.875% Notes is payable semi-annually each May 1 and November 1. The 1.875% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 24.1196 shares of Class A common stock per $1,000 principal amount of 1.875% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of $41.46 per share or a 20% conversion premium based on the last reported sale price of $34.55 per share of Class A common stock on the Nasdaq Global Select Market on May 12, 2008, the purchase agreement date. During the first quarter of 2011, the Company repurchased $15.0 million of the 1.875% Notes resulting in a principal balance of $535.0 million.

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

On April 17, 2012 the Company received a partial settlement of $4.6 million relating to the Chapter 11 bankruptcy case of Lehman Brothers Holdings Inc. and its affiliated debtors related to the Lehman Derivatives. The amount received was recorded as a gain in other income in the statement of operations during the nine months ended September 30, 2012 and reflected as an inflow of cash from financing activities in the statement of cash flow for the nine months ended September 30, 2012.

4.0% Convertible Senior Notes due 2014

As of September 30, 2012, we had outstanding $500.0 million of our 4.0% Convertible Senior Notes (the “4.0% Notes”) which were recorded at their discounted carrying value of $422.1 million. The maturity date of the 4.0% Notes is October 1, 2014. Interest on the 4.0% Notes is payable semi-annually on April 1 and October 1. The 4.0%

Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 32.9164 shares of our Class A common stock per $1,000 principal amount of 4.0% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $30.38 per share or a 22.5% conversion premium based on the last reported sale price of $24.80 per share of our Class A common stock on the Nasdaq Global Select Market on April 20, 2009, the purchase agreement date.

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

At the end of the first quarter of 2012 the 4.0% Notes became convertible by the note holders because our Class A common stock closing price per share exceeded $39.49 for at least 20 trading days during the 30 consecutive trading day period ending on March 30, 2012. On July 3, 2012 and October 4, 2012, we again announced that the requisite conditions had been met as of the end of the second and third quarters, respectively, and that the 4.0% Notes remained convertible by the note holders. The 4.0% Notes will continue to be convertible through December 31, 2012, and will still be convertible thereafter, if one or more of the conversion conditions specified in the Indenture, dated as of April 24, 2009, are satisfied during future measurement periods. During the third quarter, $10,000 of the 4.0% Notes were converted to our Class A common stock.

At the end of the third quarter of 2012, the conversion right for the 1.875% Notes was triggered because our Class A common stock closing price per share exceeded $53.90 for at least 20 trading days during the 30 consecutive trading day period ending on September 30, 2012. The 1.875% Notes will continue to be convertible until December 31, 2012, and may be convertible thereafter, if one or more of the conversion conditions specified in the Indenture, dated as of May 16, 2008, are satisfied during future measurement periods.

Senior Notes

8.0% Senior Notes and 8.25% Senior Notes

On July 24, 2009, Telecommunications issued $750.0 million of unsecured senior notes (the “Senior Notes”), $375.0 million of which were due August 15, 2016 and $375.0 million of which were due August 15, 2019. The notes due 2016 (the “8.0% Notes”) have an interest rate of 8.0% and were issued at a price of 99.330% of their face value. The notes due 2019 (the “8.25% Notes”) have an interest rate of 8.25% and were issued at a price of 99.152% of their face value. Interest on the 8.0% Notes and 8.25% Notes is due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. During the nine months ended September 30, 2012, we redeemed the full $375.0 million in aggregate principal amount of our 8.0% Notes and $131.3 million in aggregate principal amount of our 8.25% Notes and paid the applicable premium for the redemption. The 8.25% Notes are fully and unconditionally guaranteed by SBA Communications.

5.75% Senior Notes

On July 13, 2012, Telecommunications issued $800.0 million of unsecured senior notes (the “5.75% Notes”) due July 15, 2020. The Notes accrue interest at a rate of 5.75% and were issued at par. Interest on the 5.75% Notes is due semi-annually on July 15 and January 15 of each year beginning on January 15, 2013. We used the net proceeds from this offering to (1) repay all amounts outstanding under the Mobilitie Bridge Loan and (2) repay all amounts outstanding under our Revolving Credit Facility. The remaining proceeds were used for general corporate purposes.

In connection with the issuance of the 5.75% Notes, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with J.P. Morgan Securities LLC, as representative of the Initial Purchasers. Pursuant to the terms of the Registration Rights Agreement, we agreed to use our respective reasonable best efforts to file and have declared effective a registration statement with respect to an offer to exchange the 5.75% Notes for new notes guaranteed by us registered under the Securities Act of 1933, as amended (the “Securities Act”), on or prior to July 8, 2013. If we fail to satisfy certain filings and other obligations with respect to the exchange, we will be obligated to pay additional interest of 0.25% per annum for the first 90-day period and an additional 0.25% per annum with respect to each subsequent 90-day period thereafter, until our registration obligations are fulfilled, up to a maximum of 1.00% per annum.

5.625% Senior Notes

On September 28, 2012, we issued $500.0 million of unsecured senior notes (the “5.625% Notes”) due October 1, 2019. The Notes accrue interest at a rate of 5.625% and were issued at par. Interest on the 5.625% Notes is due semi-annually on October 1 and April 1 of each year beginning on April 1, 2013. The Company used the proceeds from the issuance of the 5.625% Notes to pay a portion of the cash consideration in the TowerCo II Holdings LLC acquisition.

In connection with the issuance of the 5.625% Notes, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with J.P. Morgan Securities LLC, as representative of the Initial Purchasers. Pursuant to the terms of the Registration Rights Agreement, we agreed to use our reasonable best efforts to file and have declared effective a registration statement with respect to an offer to exchange the 5.625% Notes for new notes registered under the Securities Act of 1933, as amended (the “Securities Act”), on or prior to September 23, 2013. If we fail to satisfy certain filings and other obligations with respect to the exchange, we will be obligated to pay additional interest of 0.25% per annum for the first 90-day period and an additional 0.25% per annum with respect to each subsequent 90-day period thereafter, until our registration obligations are fulfilled, up to a maximum of 1.00% per annum.

Debt Service

As of September 30, 2012, we believe that our cash on hand, capacity available under our Revolving Credit Facility and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months based on the amounts outstanding as of September 30, 2012 and the interest rates accruing on those amounts on such date:

1.875% Convertible Senior Notes due 2013	$543,359
4.0% Convertible Senior Notes due 2014	20,000
8.25% Senior Notes due 2019	20,109
5.625% Senior Notes due 2019	14,063
5.75% Senior Notes due 2020	46,000
4.254% and 5.101% Tower Securities 2010-1 & 2	57,373
2.933% Tower Securities 2012-1	18,085
Revolving Credit Facility	2,661
2011 Term Loan	23,701
2012-1 Term Loan	15,343
2012-2 Term Loan	14,363

Total debt service for next 12 months:	$775,057

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

The following table presents the future principal payment obligations associated with our debt instruments assuming our actual level of indebtedness as of September 30, 2012:

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(in thousands)

Debt:
1.875% Convertible Senior Notes due 2013 (1)	$—	$535,000	$—	$—	$—	$—	$535,000	$814,872
4.0% Convertible Senior Notes due 2014 (1)	$—	$—	$499,990	$—	$—	$—	$499,990	$1,060,650
8.25% Senior Notes due 2019	$—	$—	$—	$—	$—	$243,750	$243,750	$277,266
5.625% Senior Notes due 2019	$—	$—	$—	$—	$—	$500,000	$500,000	$505,000
5.75% Senior Notes due 2020	$—	$—	$—	$—	$—	$800,000	$800,000	$838,000
4.254% 2010-1 Tower Securities (2)	$—	$—	$—	$680,000	$—	$—	$680,000	$715,428
5.101% 2010-2 Tower Securities (2)	$—	$—	$—	$—	$—	$550,000	$550,000	$611,826
2.933% 2012-1 Tower Securities(2)	$—	$—	$—	$—	$—	$610,000	$610,000	$620,553
2011 Term Loan	$1,250	$5,000	$5,000	$5,000	$5,000	$472,500	$493,750	$492,516
2012-1 Term Loan	$2,500	$10,000	$12,500	$17,500	$20,000	$135,000	$197,500	$197,006
2012-2 Term Loan	$—	$3,000	$3,000	$3,000	$3,000	$288,000	$300,000	$302,250

Total debt obligation	$3,750	$553,000	$520,490	$705,500	$28,000	$3,599,250	$5,409,990	$6,435,367

(1)	Amounts set forth reflect the principal amount of the relevant convertible notes and do not reflect the total obligations that may be due on the convertible notes if they are converted prior to their maturity date. As of September 30, 2012, both the 1.875% Notes and the 4.0% Notes are convertible pursuant to the terms of their applicable indenture.
(2)	The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 15, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 17, 2017 and April 15, 2042, respectively. The anticipated repayment date and the final maturity date for the 2012-1 Tower Securities is December 15, 2017 and December 15, 2042, respectively.

Our current primary market risk exposure is interest rate risk relating to (1) our ability to meet financial covenants and (2) the impact of interest rate movements on our 2011 Term Loan, 2012-1 Term Loan, 2012-2 Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis. In addition, in connection with our convertible notes, we are subject to market risk associated with the market price of our common stock.

Special Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 E of the Securities Exchange Act of 1934, as amended. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our expectations on the future growth and financial health of the wireless industry and the industry participants, and the drivers of such growth;

•	our beliefs regarding our ability to capture and capitalize on industry growth and the impact of such growth on our financial and operational results;

•	our belief that our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures;

•	our expectation that we will grow our cash flows by adding tenants to our towers at minimal incremental costs and executing monetary amendments;

•	our intent to grow our tower portfolio internationally through new builds and acquisitions;

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

•

our ability to continue to comply with covenants and the terms of our credit instruments, our ability to obtain additional financing to fund our capital expenditures and our ability to refinance our 1.875% Notes on expected terms;

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

•

our ability to build new towers, including our ability to identify and acquire land that would be attractive for our clients and to successfully and timely address zoning, permitting, weather, availability of labor and supplies and other issues that arise in connection with the building of new towers;

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

•	our ability to protect our rights to the land under our towers, and our ability to acquire land underneath our towers on terms that are accretive;

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

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of September 30, 2012. Based on such evaluation, such officers have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Item 5.02(e)

In recognition of the superior performance required to successfully (i) negotiate and integrate the Company’s two recent material acquisitions, the Mobilitie acquisition and the TowerCo acquisition, which increased the Company’s tower portfolio by 52% from the number of towers owned on March 31, 2012, and (ii) complete the related financings to support such acquisitions, on August 27, 2012, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved awards of special performance bonuses to certain employees, including the Company’s names executive officers. Specifically, the Committee approved a special bonus in the amount of $150,000 to Jeffrey A. Stoops, the Company’s President and Chief Executive Officer, $90,000 to Brendan T. Cavanagh, the Company’s Senior Vice President and Chief Financial Officer, $60,000 to Kurt L. Bagwell, the Company’s President – International, $90,000 to Thomas P. Hunt, the Company’s Chief Administrative Officer and General Counsel, and $60,000 to Jason V. Silberstein, the Company’s Senior Vice President – Property Management.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.2	Purchase Agreement, dated July 26, 2012, among SBA Senior Finance, LLC, Deutsche Bank Trust Company Americas, as trustee, and the several initial purchasers listed on Schedule I thereto.

10.3	Fifth Loan and Security Agreement Supplement and Amendment, dated as of August 9, 2012, by and among SBA Properties, Inc., SBA Sites, Inc. and SBA Structures, Inc., as Borrowers, SBA Infrastructure, LLC, SBA Towers USVI II, Inc. and SBA Monarch Towers III, LLC, as Additional Borrowers, and Midland Loan Services, a Division of PNC Bank, National Association, as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee.

*31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

November 7, 2012	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

November 7, 2012	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.2	Purchase Agreement, dated July 26, 2012, among SBA Senior Finance, LLC, Deutsche Bank Trust Company Americas, as trustee, and the several initial purchasers listed on Schedule I thereto.

10.3

Fifth Loan and Security Agreement Supplement and Amendment, dated as of August 9, 2012, by and among SBA Properties, Inc., SBA Sites, Inc. and SBA Structures, Inc., as Borrowers, SBA Infrastructure, LLC, SBA Towers USVI II, Inc. and SBA Monarch Towers III, LLC, as Additional Borrowers, and Midland Loan Services, a Division of PNC Bank, National Association, as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee.

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