Form 10-K
period 2012-12-31
SBA COMMUNICATIONS CORP
filed 2013-02-27
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6.2 billion as of June 30, 2012.

The number of shares outstanding of the Registrant’s common stock (as of February 15, 2013): Class A common stock — 126,954,515 shares

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2013 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2012, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

General

We are a leading independent owner and operator of wireless communications towers. Our principal operations are in the United States and its territories. In addition, we own and operate towers in Canada, Central America and South America. Our primary business line is our site leasing business, which contributed 97.4% of our total segment operating profit for the year ended December 31, 2012. In our site leasing business, we lease antenna space primarily to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, built or constructed based on our own initiative or acquired. As of December 31, 2012, we owned 17,491 tower sites, the majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 4,800 actual or potential communications sites, approximately 500 of which were revenue producing as of December 31, 2012. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America and South America. Site leasing revenues are received primarily from wireless service provider tenants, including AT&T, Sprint, Verizon Wireless, T-Mobile, Digicel, Claro, and Telefonica. Wireless service providers enter into numerous different tenant leases with us, each of which relates to the lease or use of space at an individual tower site. In the United States and Canada our tenant leases are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in our Central and South America markets typically have an initial term of 10 years with 5-year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America typically escalate in accordance with a standard cost of living index.

We expand our tower portfolio, both domestically and internationally, through the construction of new towers, or new builds, and through the acquisition of towers from third parties. In our new build program, we construct towers in locations that were strategically chosen by us or under build-to-suit arrangements. Under build-to-suit arrangements, we build towers for wireless service providers at locations that they have identified. We retain ownership of the tower and the exclusive right to co-locate additional tenants on the tower. When we construct towers in locations chosen by us, we utilize our knowledge of our customers’ network requirements to identify locations where we believe multiple wireless service providers need, or will need, to locate antennas to meet capacity or service demands. We seek to identify attractive locations for new towers and complete pre-construction procedures necessary to secure the site concurrently with our leasing efforts. We generally will have at least one signed tenant lease for each new build tower on the day that it is completed and expect that some will have multiple tenants. During 2013, we intend to build between 380 and 400 new towers, domestically and internationally.

In our tower acquisition program, we pursue towers that meet or exceed our internal guidelines regarding current and future potential returns. For each acquisition, we prepare various analyses that include projections of a five-year unlevered internal rate of return, review of available capacity, future lease up projections and a summary of current and future tenant/technology mix.

The table below provides information regarding the development and status of our tower portfolio over the past three years.

	For the year ended December 31,
	2010	2011	2012

Towers owned at beginning of period	8,324	9,111	10,524
Towers acquired	712	1,085	6,630
Towers constructed	124	388	356
Towers reclassified/disposed of (1)	(49)	(60)	(19)

Towers owned at end of period	9,111	10,524	17,491

(1)	Reclassifications reflect the combination for reporting purposes of multiple tower structures on a single parcel of real estate, which we market and customers view as a single location, into a single owned tower site. Dispositions reflect the decommissioning, sale, conveyance or other legal transfer of owned tower sites.

As of December 31, 2012, we had an average of 2.0 tenants per tower.

Our site leasing business generates substantially all of our total segment operating profit. Our site leasing business generated 88.7% of our total revenues during the year ended December 31, 2012 and has represented 97.4% or more of our total segment operating profit for the past three years. For the year ended December 31, 2012, site leasing revenues generated outside the U.S. and its territories was less than 6% of total revenue.

International Operations

In 2012, we continued to focus on growing our international operations, including the acquisition of 800 towers in Brazil. We believe that we can create substantial value by expanding our site leasing services into select international markets which we believe have a high-growth wireless industry and relatively stable political and regulatory environments. At December 31, 2012, we owned 2,562 towers in Brazil, Canada, Costa Rica, El Salvador, Guatemala, Nicaragua and Panama, and intend to continue expanding in these and other international markets. The majority of these international markets typically have less mature wireless networks with limited wireline infrastructure and wireless data penetration. Accordingly, our expansion in these markets is primarily driven by (i) wireless service providers seeking to increase the quality and coverage of their networks, (ii) consumers’ increased use of high data applications, such as email, internet access and video, and (iii) incremental spectrum auctions, which have resulted in new market entrants, as well as incremental voice and data network deployments. For example, we have had a meaningful build-out of our new towers and communication sites in Costa Rica as a result of spectrum auctions in that country. We expect to continue expanding internationally through buying or building towers, managing communication sites and leasing space to wireless service providers on assets we control.

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

Site Development Services

Our site development business, which is conducted in the United States only, is complementary to our site leasing business and provides us the ability to keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and to capture ancillary revenues that are generated by our site leasing activities, such as antenna and equipment installation at our tower locations. Site development services revenues are received primarily from providing a full range of end to end services to wireless service providers or companies providing development or project management services to wireless service providers. Our services include: (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and antennas; (4) support in buying or leasing of the location; (5) assistance in obtaining zoning approvals and permits; (6) tower and related site construction; (7) antenna installation; and (8) radio equipment installation, commissioning and maintenance.

We provide our site development services on a local basis, through regional offices, territory offices and project offices. The regional offices are responsible for all site development operations, including hiring employees and opening or closing project offices, and a substantial portion of the sales in such area.

For financial information about our operating segments, please see Note 21 of our Consolidated Financial Statements included in this Form 10-K.

Industry Developments

We believe that growing wireless traffic (particularly data and video), the deployment of additional spectrum, and technology advancements will require wireless service providers to improve their network infrastructure and increase their network capacity resulting in an increase in the number of communication sites that they use or the number of antennas at existing communication sites. The following is a discussion of certain growth trends in the wireless communications industry:

•

As wireless data usage grows rapidly, all four U.S. nationwide carriers are deploying new and upgraded networks and we believe that the continued deployment of 4G wireless technologies, such as LTE, will require our customers to add large numbers of additional cell sites and additional equipment at current cell sites.

•	We have seen, and anticipate there could be other, new entrants into the wireless communications industry that could deploy regional or national wireless networks for voice and data services.

•

Spectrum licensed by the Federal Communications Commission in 2006 and 2008 has enabled continued network development, and we expect this and the potential availability of additional spectrum should enable continued network development in the U.S. In August 2012, Verizon received regulatory approval to purchase spectrum originally auctioned in 2006 to SpectrumCo, a joint venture of cable companies. Also, in December, 2012, Dish Networks received regulatory approval to terrestrially deploy certain of its spectrum that was previously limited for use in satellite based networks.

•

Consumers are increasing their use of wireless data services due to expansion of wireless data applications, such as email, web browsing, social networking, music and video, and continued wireline to wireless migration. Wireless devices are trending toward more bandwidth intensive devices such as smartphones, laptops, netbooks, tablets and other emerging and embedded devices. As a result, management believes that North American mobile data traffic will grow at an approximately 56% compound annual growth rate from 2012 to 2017.

•

Consumers list network coverage and quality as two of the greatest contributors to their dissatisfaction when terminating or changing service. To decrease subscriber churn rate and drive revenue growth, wireless carriers have made substantial capital expenditures on wireless networks to improve service quality and expand coverage. For example, U.S. wireless carriers’ capital expenditures have increased from an estimated $19.9 billion in 2009 to an estimated $28.6 billion in 2012, and we expect capital expenditures in the foreseeable future to remain elevated as wireless carriers continue to improve their networks.

Despite the recent economic challenges affecting the global marketplace, based on these factors, we believe that the world-wide wireless industry will continue to grow and is well-capitalized, highly competitive and focused on quality and advanced services. Therefore, we expect that we will see a multi-year trend of strong additional cell site demand from our customers, which we believe will translate into strong leasing growth for us.

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

Maximizing Use of Tower Capacity. We generally have constructed or acquired towers that accommodate multiple tenants and a majority of our towers are high capacity towers. Most of our towers have significant capacity available for additional antennas and we believe that increased use of our towers can be achieved at a low incremental cost. We actively market space on our towers through our internal sales force.

Disciplined Growth of our Tower Portfolio. We believe that our tower operations are highly scalable. Consequently, we believe that we are able to materially increase our tower portfolio without proportionately increasing selling, general and administrative expenses. During 2013, we intend to continue to grow our tower portfolio, domestically and internationally, by 5% to 10%; through tower acquisitions and the construction of new towers. In connection with our international expansion, we have targeted select international markets that we believe have relatively stable political environments and a growing wireless communication industry. We intend to use our available cash from operating activities and available liquidity, including borrowings, to build and/or acquire new towers at prices that we believe will be accretive to our shareholders both in the short and long term and which allow us to maintain our long-term target leverage ratios.

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

Controlling our Underlying Land Positions. We have purchased and intend to continue to purchase and/or enter into perpetual easements or long-term leases for the land that underlies our towers, to the extent available at commercially reasonable prices. We believe that these purchases, perpetual easements, and/or long-term leases will increase our margins, improve our cash flow from operations and minimize our exposure to increases in ground lease rents in the future. For the quarter ended December 31, 2012, approximately 70% of our tower sites were located on land that we own or control for more than 20 years and the average remaining life under our ground leases, including renewal options under our control, was 31 years. As of December 31, 2012, approximately 6.1% of our tower sites have ground leases maturing in the next 10 years.

Using our Local Presence to Build Strong Relationships with Major Wireless Service Providers. Given the nature of towers as location specific communications facilities, we believe that substantially all of what we do is done best locally. Consequently, we have a broad field organization that allows us to develop and capitalize on our experience, expertise and relationships in each of our local markets which in turn enhances our customer relationships. We are seeking to replicate this operating model internationally. Due to our presence in local markets, we believe we are well positioned to capture additional site leasing business and new tower build opportunities in our markets and identify and participate in site development projects across our markets.

Customers

Since commencing operations, we have performed site leasing and site development services for all of the large U.S. wireless service providers. In both our site leasing and site development businesses, we work with large national providers and smaller regional, local or private operators.

We depend on a relatively small number of customers for our site leasing and site development revenues. The following customers represented at least 10% of our total revenues during the last three years:

	Percentage of Total Revenues For the year ended December 31,
	2010	2011	2012

Sprint	20.4%	19.8%	21.2%
AT&T	23.9%	23.8%	20.4%
T-Mobile	11.6%	10.7%	12.7%
Verizon Wireless	14.8%	14.8%	12.7%

During the past two years, we provided services for a number of customers, including:

Alcatel-Lucent	Metro PCS
AT&T	Millicom
Bechtel Corporation	Nextel International
Bell Canada	Nortel
Cable & Wireless	Nsoro Mastec, LLC
Cellular South	Oi
Claro	Rogers
Cleartalk	Sprint
Clearwire	T-Mobile
Cricket	Telus
Digicel	Telefonica
Ericsson	TIM
General Dynamics	U.S. Cellular
Goodman Networks	VelociTel
ITT Corporation	Verizon Wireless

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

We approach sales on a company-wide basis, involving many of our employees. We have a dedicated sales force that is supplemented by members of our executive management team. Our dedicated salespeople are based regionally as well as in the corporate office. We also rely on our vice presidents, general managers and other operations personnel to sell our services and cultivate customers. Our strategy is to delegate sales efforts to those employees of ours who have the best relationships with our customers. Most wireless service providers have national corporate headquarters with regional and local offices. We believe that wireless service providers make most decisions for site development and site leasing services at the regional and local levels with input from their corporate headquarters. Our sales representatives work with wireless service provider representatives at the regional and local levels and at the national level when appropriate. Our sales staff compensation is heavily weighted to incentive-based goals and measurements.

Competition

Site Leasing – Our primary competitors for our site leasing activities are (1) the national independent tower companies including American Tower Corporation, Crown Castle International and Global Tower Partners, (2) a large number of regional independent tower owners, (3) wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers, and (4) alternative facilities such as rooftops, outdoor and indoor distributed antenna system (“DAS”) networks, billboards and electric transmission towers. As a result of several large mergers and acquisitions, American Tower and Crown Castle have more towers and greater financial resources than we do. Wireless service providers that own and operate their own tower networks are also generally larger and have greater financial resources than we do. We believe that tower location and capacity, quality of service to our tenants, and, to a lesser extent, price have been and will continue to be the most significant competitive factors affecting the site leasing business. Internationally, to date, the competition we have encountered has been from both independent tower companies and wireless service providers that own and operate their own tower networks. In our Central American and Canadian markets, the majority of existing towers are owned by wireless service providers. In Brazil, our competition includes wireless service providers, as well as, independent tower companies.

Site Development – The site development business is extremely competitive and price sensitive. We believe that the majority of our competitors in the U.S. site development business operate within local market areas exclusively, while some firms offer their services nationally. The market includes participants from a variety of market segments offering individual, or combinations of, competing services. The field of competitors includes site development consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors, which provide end-to-end site development services through multiple subcontractors, and wireless service providers’ internal staff. We believe that providers base their decisions for site development services on a number of criteria, including: company experience, price, track record, local reputation, geographic reach and time for completion of a project.

Employees

Our executive, corporate development, accounting, finance, human resources, legal and regulatory, information technology and site administration personnel, and our network operations center, are located in our headquarters in Boca Raton, Florida. Certain sales, new tower build support and tower maintenance personnel are also located in our Boca Raton office. Our remaining employees are based in our international, regional, and local offices.

As of December 31, 2012, we had 1,022 employees, none of whom are represented by a collective bargaining agreement. Of these 1,022 employees, 103 were based outside of the U.S. and its territories. We consider our employee relations to be good.

Regulatory and Environmental Matters

Federal Regulations. In the U.S., which accounted for 94.3% of our total site leasing revenue for the year ended December 31, 2012, both the FCC and the Federal Aviation Administration (the “FAA”) regulate antenna towers and structures that support wireless communications and radio or television antennas. Many FAA requirements are implemented in FCC regulations. These regulations govern the construction, lighting and painting or other marking of towers and structures, as well as the maintenance, inspection, and record keeping related to towers and structures, and may, depending on the characteristics of particular towers or structures, require prior approval and registration of towers or structures before they may be constructed, altered or used. Wireless communications equipment and radio or television stations operating on towers or structures are separately regulated and may require independent customer licensing depending upon the particular frequency or frequency band used. In addition, any applicant for an FCC antenna tower or structure registration must certify that, consistent with the Anti-Drug Abuse Act of 1988, neither the applicant nor its principals are subject to a denial of Federal benefits because of a conviction for the possession or distribution of a controlled substance.

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

International. Regulatory regimes outside of the U.S. and its territories vary by country and locality, however these regulations typically require tower owners and/or licensees to obtain approval from local officials or government agencies prior to tower construction or modification or the addition of a new antenna to an existing tower. Additionally, some regulations include ongoing obligations regarding painting, lighting, and maintenance. Our international operations may also be subject to limitations on foreign ownership of land in certain areas. Based on our experience to date, these regimes have been similar to, but not more rigorous, burdensome or comprehensive than, those in the U.S. Non-compliance with such regulations may lead to monetary penalties or deconstruction orders. Our international operations are also subject to various regulations and guidelines regarding employee relations and other occupational health and safety matters. As we expand our operations into additional international geographic areas, we will be subject to regulations in these jurisdictions.

Backlog

Backlog related to our site leasing business consists of lease agreements and amendments, which have been signed, but have not yet commenced. As of December 31, 2012, excluding the Sprint Network Vision Amendment, we had 1,052 new leases and amendments which had been executed with customers but which had not begun generating revenue. These leases and amendments will contractually provide for approximately $8.1 million of annual revenue. By comparison, as of December 31, 2011, we had 251 new leases and amendments which had been executed with customers but which had not begun generating revenue. These leases and amendments contractually provided for approximately $5.1 million of annual revenue.

Our backlog for site development services consists of the value of work that has not yet been completed on executed contracts. As of December 31, 2012, we had approximately $45.9 million of contractually committed revenue as compared to approximately $14.5 million as of December 31, 2011.

Availability of Reports and Other Information

SBA Communications Corporation was incorporated in the State of Florida in March 1997. Our corporate website is www.sbasite.com. We make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, on our website under “Investor Relations – Reports and Results – SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission (the “Commission”).

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

As indicated below, we have and will continue to have a significant amount of indebtedness relative to our equity. The following table sets forth our total principal amount of debt and shareholders’ equity as of December 31, 2011 and 2012.

	As of December 31,
	2011	2012
	(in thousands)

Total principal amount of indebtedness	$3,512,500	$5,440,073
Shareholders’ (deficit) equity	$(11,313)	$652,991

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest or other amounts due on our indebtedness. Subject to certain restrictions under our existing indebtedness, we and our subsidiaries may also incur significant additional indebtedness in the future, some of which may be secured debt. This may have the effect of increasing our total leverage.

As a consequence of our indebtedness, (1) demands on our cash resources may increase, (2) we are subject to restrictive covenants that further limit our financial and operating flexibility and (3) we may choose to institute self-imposed limits on our indebtedness based on certain considerations including market interest rates, our relative leverage and our strategic plans. For example, as a result of our substantial level of indebtedness and the uncertainties arising in the credit markets and the U.S. economy:

•	we may be more vulnerable to general adverse economic and industry conditions;

•	we may have to pay higher interest rates upon refinancing or on our variable rate indebtedness if interest rates rise, thereby reducing our cash flows;

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

•	we may be required to reduce our annual tower acquisition or new build goals;

•	we may have limited flexibility in planning for, or reacting to, changes in our business or in the industry;

•	we may have a competitive disadvantage relative to other companies in our industry that are less leveraged; and

•	we may be required to sell debt or equity securities or sell some of our core assets, possibly on unfavorable terms, in order to meet payment obligations.

These restrictions could have a material adverse effect on our business by limiting our ability to take advantage of financing, new tower development, mergers and acquisitions or other opportunities.

In addition, fluctuations in market interest rates may increase interest expense relating to our floating rate indebtedness, which we expect to incur under our Revolving Credit Facility and Term Loans, and may make it difficult to refinance our existing indebtedness at a commercially reasonable rate or at all. There is no guarantee that the future refinancing of our indebtedness will have fixed interest rates or that interest rates on such indebtedness will be equal to or lower than the rates on our current indebtedness.

We depend on a relatively small number of customers for most of our revenue, and the loss, consolidation or financial instability of any of our significant customers may materially decrease our revenues.

We derive a significant portion of our revenue from a small number of customers. Consequently, a reduction in demand for site leasing, reduced future capital expenditures on the networks, or the loss, as a result of bankruptcy, merger with other customers of ours or otherwise, of any of our largest customers could materially decrease our revenue and have an adverse effect on our growth. Our substantial acquisitions in 2012 further increased our client concentration and exacerbated the risks associated with such concentration.

The following is a list of significant customers (representing at least 10% of revenue in any of the last three years) and the percentage of our total revenues for the specified time periods derived from these customers:

	Percentage of Total Revenues For the year ended December 31,
	2010	2011	2012

Sprint	20.4%	19.8%	21.2%
AT&T	23.9%	23.8%	20.4%
T-Mobile	11.6%	10.7%	12.7%
Verizon Wireless	14.8%	14.8%	12.7%

We also have client concentrations with respect to revenues in each of our financial reporting segments:

	Percentage of Site Leasing Revenues For the year ended December 31,
	2010	2011	2012

Sprint	23.6%	22.3%	23.8%
AT&T	28.0%	26.8%	22.9%
T-Mobile	11.7%	11.2%	13.6%
Verizon Wireless	15.4%	15.5%	13.2%

	Percentage of Site Development Revenues For the year ended December 31,
	2010	2011	2012

Ericsson, Inc.	3.0%	9.0%	24.5%
Nsoro Mastec, LLC	31.2%	35.6%	16.2%
Verizon Wireless	11.2%	9.5%	8.9%
T-Mobile	10.6%	7.0%	5.8%

Revenue from these clients is derived from numerous different site leasing contracts and site development contracts. Each site leasing contract relates to the lease of space at an individual tower site and is generally for an initial term of five to ten years in the U.S. and Canada, and renewable for five 5-year periods at the option of the tenant. Our Central and South America markets typically have an initial term of 10 years with 5-year renewal periods. However, if any of our significant site leasing clients were to experience financial difficulty, substantially reduce their capital expenditures or reduce their dependence on leased tower space and fail to renew their leases with us, our revenues, future revenue growth and results of operations would be adversely affected.

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

If wireless service subscribers significantly reduce their minutes of use, or fail to widely adopt and use wireless data applications, our wireless service provider customers would experience a decrease in demand for their services. Regardless of consumer demand, each wireless service customer must have substantial capital resources and capabilities to build out their wireless networks, including licenses for spectrum. In addition, our wireless service customers have engaged in increased use of network sharing, roaming or resale arrangements. As a result of all of the above, wireless carriers may scale back their business plans or otherwise reduce their spending, which could materially and adversely affect demand for our tower space and our wireless communications services business, which could have a material adverse effect on our business, results of operations and financial condition.

Our international operations are subject to economic, political and other risks, including risks associated with foreign currency exchange rates, that could materially and adversely affect our revenues or financial position.

Our current business operations in Canada, Central America and South America, and our expansion into any other international markets in the future, could result in adverse financial consequences and operational problems not typically experienced in the United States. Although the consolidated revenues generated by our international operations were less than 6% during the year ended December 31, 2012, we anticipate that our revenues from our international operations will grow in the future. Accordingly, our business is and will in the future be subject to risks associated with doing business internationally, including:

•	changes in a specific country’s or region’s political or economic conditions;

•	laws and regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;

•	laws and regulations that dictate how we operate our communications sites and conduct business, including zoning, maintenance and environmental matters, and laws related to ownership of real property;

•	laws and regulations governing our employee relations, including occupational health and safety matters;

•	changes to existing or new domestic or international tax laws or fees directed specifically at the ownership and operation of tower sites, which may be applied and enforced retroactively;

•	expropriation and governmental regulation restricting foreign ownership;

•	restricting or revoking spectrum licenses;

•	our ability to comply with, and the costs of compliance with, anti-bribery laws such as the Foreign Corrupt Practices Act and similar local anti-bribery laws;

•	our ability to compete with owners and operators of wireless communications towers that have been in the international market for a longer period of time than we have;

•	uncertainties regarding legal or judicial systems, including inconsistencies between and within laws, regulations and decrees, and judicial application thereof, and delays in the judicial process;

•	health or similar issues, such as a pandemic or epidemic;

•	difficulty in recruiting and retaining trained personnel; and

•	language and cultural differences.

The majority of our international operations are denominated in United States dollars. However, for some of our international operations, particularly Brazil, we face risks associated with changes in foreign currency exchange rates, including those arising from our operations, investments and financing transactions related to our international business. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast and budget for our international operations and expansion efforts.

If we are unable to protect our rights to the land under our towers, it could adversely affect our business and operating results.

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses, rights-of-way, and other similar interests. From time to time, we experience disputes with landowners regarding the terms of the agreements for the land under our towers, which can affect our ability to access and operate such towers. Further, landowners may not want to renew their agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators and our competitors, which could affect our ability to renew agreements on commercially viable terms or at all. Our inability to protect our rights to the land under our towers may have a future material adverse effect on our business, results of operations or financial condition.

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

We currently intend to grow our tower portfolio 5% to 10% annually, domestically and internationally, through acquisitions and new builds. Our ability to meet these growth targets significantly depends on our ability to acquire existing towers that meet our investment requirements. Traditionally, our acquisition strategy has focused on acquiring towers from smaller tower companies, independent tower developers and wireless service providers. However, as a result of consolidation in the tower industry there are fewer of these mid-sized tower transactions available and there is more competition to acquire existing towers. Increased competition for acquisitions may result in fewer acquisition opportunities for us, higher acquisition prices, and increased difficulty in negotiating and consummating agreements to acquire such towers. Furthermore, to the extent that the tower acquisition opportunities are for significant tower portfolios, many of our competitors are significantly larger and have greater financial resources than us. As a result of these risks, the cost of acquiring these towers may be higher than we expect or we may not be able to add as many towers as we had planned in 2013. If we are not able to successfully address these challenges, we may not be able to materially increase our tower portfolio in the long-term.

Our convertible note hedge transactions may not cover all of the potential dilution or additional cash outlay, if we settled the notes in cash, to which we may be subject upon conversion of the notes.

Concurrently with the pricing of our 1.875% Convertible Senior Notes due 2013 (the “1.875% Notes”) and our 4.0% Convertible Senior Notes due 2014 (the “4.0% Notes”) we entered into convertible note hedge transactions and warrant transactions with affiliates of certain of the initial purchasers of the convertible note offerings. The initial strike price of the convertible note hedge transactions relating to our 1.875% Notes is $41.46 per share of our Class A common stock (the same as the initial conversion price of our 1.875% convertible notes) and the upper strike price of the warrants is $67.37 per share. The initial strike price of the convertible note hedge transactions relating to our 4.0% convertible Notes is $30.38 per share of our Class A common stock (the same as the initial conversion price of the 4.0% Notes) and the upper strike price of the warrant transactions is $44.64 per share. Pursuant to the terms of the warrant transaction, we are responsible for the dilution or costs, to the extent that we settle in cash or stock, arising from the conversion of the notes to the extent that the market price of our Class A common stock exceeds the strike price of the warrants. We have purchased an aggregate of $81.2 million in principal amount of the 1.875% Notes, and $468.8 million remains outstanding. If the market price of our Class A common stock significantly exceeded either of these strike prices on their respective conversion dates we would be subject to material dilution or, to the extent we elected to settle in cash, material additional costs.

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

At the end of the first quarter of 2012 the 4.0% Notes became convertible by the note holders because our Class A common stock closing price per share exceeded $39.49 for at least 20 trading days during the 30 consecutive trading day period ending on March 31, 2012. The requisite conditions were again met as of the end of the second, third and fourth quarters of 2012 and the 4.0% Notes remained convertible by the note holders. The 4.0% Notes will continue to be convertible through March 31, 2013, and will still be convertible thereafter, if one or more of the conversion conditions are satisfied.

At the end of the third quarter of 2012, the conversion right for the 1.875% Notes was triggered because our Class A common stock closing price per share exceeded $53.90 for at least 20 trading days during the 30 consecutive trading day period ending on September 30, 2012. The requisite conditions were again met as of the end of the fourth quarter of 2012 and the 1.875% Notes remained convertible by the note holders. The 1.875% Notes will continue to be convertible until March 31, 2013, and may be convertible thereafter, if one or more of the conversion conditions are satisfied.

New technologies and their use by carriers may have a material adverse effect on our growth rate and results of operations.

The emergence of new technologies could reduce the demand for space on our towers. For example, the increased use by wireless service providers of signal combining and related technologies and products that allow two or more wireless service providers to provide services on different transmission frequencies using the same communications antenna and other facilities normally used by only one wireless service provider (i.e. network sharing) could reduce the demand for our tower space. Additionally, the use of technologies that enhance spectral capacity, such as beam forming or “smart antennae,” that can increase the range and capacity of an antenna could reduce the number of additional sites a wireless service provider needs to adequately serve a certain subscriber base and therefore reduce demand for our tower space. The development and growth of communications and other new technologies that do not require ground-based sites, such as the growth in delivery of video, voice and data services by satellites or other technologies, could also adversely affect the demand for our tower space. If any of these or other new technologies are widely adopted in the future it could have a material adverse effect on our growth and results of operations.

Our acquisition initiatives may disrupt our operations or heighten the risks inherent in our growth strategy. In addition, future acquisitions that are material in the aggregate may increase our debt levels and our leverage.

A key element of our growth strategy is to increase our tower portfolio through acquisitions. Consequently, as part of our business, we evaluate potential acquisitions, some of which may be, individually or in the aggregate, materially significant in terms of the number of towers to be acquired or the price that we would need to pay. Any future acquisitions that we may consummate that are material could increase our absolute level of debt and our pro forma leverage ratio.

In addition, acquisitions which would be material in the aggregate may exacerbate the risks inherent with our growth strategy, such as (i) an adverse impact on our overall profitability if the acquired towers do not achieve the financial results projected in our valuation models, (ii) unanticipated costs associated with the acquisitions that may impact our results of operations for a period, (iii) increased demands on our cash resources that may, among other things, impact our ability to explore other opportunities, (iv) undisclosed and assumed liabilities that we may be unable to recover, (v) increased vulnerability to general economic conditions, (vi) an adverse impact on our existing customer relationships, (vii) additional expenses and exposure to new regulatory, political and economic risks if such acquisitions were in new jurisdictions and (viii) diversion of managerial attention.

We may not successfully integrate acquired towers into our operations.

As part of our growth strategy, we have made and expect to continue to make acquisitions. The process of integrating any acquired towers into our operations may result in unforeseen operating difficulties and large expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. It may also result in the loss of key customers and/or personnel and expose us to unanticipated liabilities. These risks may be exacerbated in those circumstances in which we acquire a material number of towers. Further, we may not be able to retain the key employees that may be necessary to operate the business we acquire, and, we may not be able to timely attract new skilled employees and management to replace them. There can be no assurance that we will be successful in integrating acquisitions into our existing business.

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

The documents governing our indebtedness contain restrictive covenants that could adversely affect our business by limiting our flexibility.

The indentures governing the 8.25% Notes, the 5.75% Notes and the 5.625% Notes, the Senior Credit Agreement and the Secured Tower Revenue Securities contain restrictive covenants imposing significant operational and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. Among other things, the covenants under each indenture limit our ability to:

•	Merge, consolidate or sell assets;

•	Make restricted payments, including pay dividends or make other distributions;

•	Enter into transactions with affiliates;

•	Enter into sale and leaseback transactions; and

•	Issue guarantees of indebtedness.

We are required to maintain certain financial ratios under the Senior Credit Agreement. The Senior Credit Agreement requires SBA Senior Finance II and SBACC to maintain specific financial ratios, including, at the SBA Senior Finance II level, (1) a ratio of Consolidated Total Debt to Annualized Borrower EBITDA not to exceed 6.0 times for any fiscal quarter, (2) a ratio of Consolidated Total Debt and Net Hedge Exposure (calculated in accordance with the Senior Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 6.0 times for 30 consecutive days and (3) a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (calculated in accordance with the Senior Credit Agreement) of not less than 2.0 times for any fiscal quarter. In addition, SBACC’s ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (calculated in accordance with the Senior Credit Agreement) for any fiscal quarter on an annualized basis cannot exceed 9.5 times.

Additionally, the mortgage loan relating to our Tower Securities contains financial covenants that require that the mortgage loan borrowers maintain, on a consolidated basis, a minimum debt service coverage ratio. To the extent that the debt service coverage ratio, as of the end of any calendar quarter, falls to 1.30 times or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the debt service coverage ratio exceeds 1.30 times for two consecutive calendar quarters. If the debt service coverage ratio falls below 1.15 times as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the debt service coverage ratio exceeds 1.15 times for a calendar quarter.

These covenants could place us at a disadvantage compared to some of our competitors which may have fewer restrictive covenants and may not be required to operate under these restrictions. Further, these covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, merger and acquisitions or other opportunities. If we fail to comply with these covenants, it could result in an event of default under our debt instruments. If any default occurs, all amounts outstanding under our outstanding notes and the Senior Credit Agreement may become immediately due and payable.

Our variable rate indebtedness and refinancing obligations subject us to interest rate risk, which could cause our debt service obligations to increase significantly.

Fluctuations in market interest rates may increase interest expense relating to our floating rate indebtedness, which we expect to incur under the Revolving Credit Facility and Term Loans or upon refinancing our fixed rate debt. As a result, we are exposed to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. There is no guarantee that any future refinancing of our indebtedness will have fixed interest rates or that interest rates on such indebtedness will be equal to or lower than the rates on our current indebtedness. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Our dependence on our subsidiaries for cash flow may negatively affect our business.

We are a holding company with no business operations of our own. Our only significant assets are, and are expected to be, the outstanding capital stock and membership interests of our subsidiaries. We conduct, and expect to continue conducting, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations is dependent upon dividends and other distributions from our subsidiaries to us. Most of our indebtedness is owed directly by our subsidiaries, including the mortgage loan underlying the Tower Securities, the 8.25% Notes, the 5.75% Notes, the Term Loans and any amounts that we may borrow under the Revolving Credit Facility. Consequently, the first use of any cash flow from operations generated by such subsidiaries will be payments of interest and principal, if any, under their respective indebtedness. Other than the cash required to repay amounts due under our outstanding convertible notes, we currently expect that substantially all the earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their respective debt obligations. The ability of our operating subsidiaries to pay dividends or transfer assets to us is restricted by applicable state law and contractual restrictions, including the terms of their outstanding debt instruments.

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

We are not profitable and expect to continue to incur losses.

We are not profitable. The following chart shows the net losses we incurred for the periods indicated:

	For the year ended December 31,
	2010	2011	2012
	(in thousands)
Net loss	$(194,421)	$(126,892)	$(181,390)

Our losses are principally due to depreciation, amortization and accretion expenses, interest expense (including non-cash interest expense and amortization of deferred financing fees), and losses from the extinguishment of debt in the periods presented above. We expect to continue to incur significant losses, which may affect our ability to service our indebtedness.

The loss of the services of certain of our key personnel or a significant number of our employees may negatively affect our business.

Our success depends to a significant extent upon performance and active participation of our key personnel. We cannot guarantee that we will be successful in retaining the services of these key personnel. We have employment agreements with Jeffrey A. Stoops, our President and Chief Executive Officer, Kurt L. Bagwell, our Senior Vice President and President—International, Thomas P. Hunt, our Senior Vice President, Chief Administrative Officer and General Counsel, and Brendan T. Cavanagh, our Senior Vice President and Chief Financial Officer. We do not have employment agreements with any of our other key personnel. If we were to lose any key personnel, we may not be able to find an appropriate replacement on a timely basis and our results of operations could be negatively affected. Further, the loss of a significant number of employees or our inability to hire a sufficient number of qualified employees could have a material adverse effect on our business.

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

Sales of a substantial number of shares of our Class A common stock or other equity-related securities in the public market, including sales by any selling shareholder or conversion of our convertible notes, could depress the market price of our Class A common stock and impair our ability to raise capital through the sale of additional equity securities.

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

ITEM 2. PROPERTIES

We are headquartered in Boca Raton, Florida, where we currently lease approximately 103,000 square feet of office space in multiple buildings. These leases expire at different dates extending through February 28, 2022. We have entered into long-term leases for regional and certain site development office locations where we expect our activities to be longer-term. We open and close project offices from time to time in connection with our site development business. We believe our existing facilities are adequate for our current and planned levels of operations and that additional office space suited for our needs is reasonably available in the markets within which we operate.

Our interests in towers are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, perpetual easements, easements, licenses, rights-of-way, and other similar interests. For the quarter ended December 31, 2012, approximately 70% of our tower sites were located on parcels of land that we own, land subject to perpetual easements, or parcels of land that have an interest that extends beyond 20 years. The average remaining life under our ground leases, including renewal options under our control, has been extended to 31 years. In rural areas, a wireless communications site typically consists of up to a 10,000 square foot tract, which supports towers, equipment shelters and related equipment. Less than 2,500 square feet is required for a monopole or self-supporting tower structure of the kind typically used in metropolitan areas for wireless communications tower sites. Land leases generally have an initial term of five years with five or more additional automatic renewal periods of five years, for a total of thirty years or more.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings relating to claims arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4. MINE SAFETY DISCLOSURE

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

The following table presents the high and low sales price for our Class A common stock for the periods indicated:

	High	Low
Quarter ended December 31, 2012	$71.17	$62.25
Quarter ended September 30, 2012	$63.22	$55.56
Quarter ended June 30, 2012	$57.88	$49.37
Quarter ended March 31, 2012	$51.51	$42.53

Quarter ended December 31, 2011	$43.12	$32.36
Quarter ended September 30, 2011	$40.13	$32.76
Quarter ended June 30, 2011	$40.35	$36.10
Quarter ended March 31, 2011	$44.44	$36.36

As of February 16, 2013, there were 108 record holders of our Class A common stock.

Dividends

We have never paid a dividend on any class of common stock and anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Consequently, we do not anticipate paying cash dividends on our Class A common stock in the foreseeable future. In addition, our ability to pay dividends is limited by the terms of our debt instruments.

Equity Compensation Plan

	Equity Compensation Plan Information
	(in thousands except exercise price)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in first column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders
2001 Plan	1,765	(1)	$26.06	(1)	—	(3)
2010 Plan	1,361	(2)	$37.07	(2)	13,540
Equity compensation plans not approved by security holders	—				—

Total	3,126		$30.85		13,540

(1)

Included in the number of securities in column (a) is approximately 56,000 restricted stock units, which have no exercise price. The weighted average exercise price of outstanding options, warrants and rights (excluding restricted stock units) is $26.90.

(2)

Included in the number of securities in column (a) is approximately 239,000 restricted stock units, which have no exercise price. The weighted average exercise price of outstanding options, warrants and rights (excluding restricted stock units) is $44.95

(3)	This plan has been terminated and we are no longer eligible to issue shares pursuant to the plan.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data as of and for each of the five years ended December 31, 2012. The financial data for the fiscal years ended 2008, 2009, 2010, 2011, and 2012 have been derived from our audited consolidated financial statements. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those consolidated financial statements included in this Form 10-K.

	For the year ended December 31,
	2008	2009	2010	2011	2012
	(audited)	(audited)	(audited)	(audited)	(audited)
	(in thousands, except for per share data)
Operating data:
Revenues:
Site leasing	$395,541	$477,007	$535,444	$616,294	$846,094
Site development	79,413	78,506	91,175	81,876	107,990

Total revenues	474,954	555,513	626,619	698,170	954,084

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	96,175	111,842	119,141	131,916	188,951
Cost of site development	71,990	68,701	80,301	71,005	90,556
Selling, general and administrative	48,721	52,785	58,209	62,828	72,148
Asset impairment	921	3,884	5,862	5,472	6,383
Acquisition related expenses	120	4,810	10,106	7,144	40,433
Depreciation, accretion and amortization	211,445	258,537	278,727	309,146	408,467

Total operating expenses	429,372	500,559	552,346	587,511	806,938

Operating income	45,582	54,954	74,273	110,659	147,146

Other income (expense):
Interest income	6,883	1,123	432	136	1,128
Interest expense	(105,328)	(130,853)	(149,921)	(160,896)	(196,241)
Non-cash interest expense	(33,309)	(49,897)	(60,070)	(63,629)	(70,110)
Amortization of deferred financing fees	(10,746)	(10,456)	(9,099)	(9,188)	(12,870)
(Loss) gain from extinguishment of debt, net	44,269	(5,661)	(49,060)	(1,696)	(51,799)
Other income (expense)	(13,478)	163	29	(165)	5,654

Total other expense	(111,709)	(195,581)	(267,689)	(235,438)	(324,238)

Loss before provision for income taxes	(66,127)	(140,627)	(193,416)	(124,779)	(177,092)

Provision for income taxes	(1,037)	(492)	(1,005)	(2,113)	(6,594)

Loss from continuing operations	(67,164)	(141,119)	(194,421)	(126,892)	(183,686)

Income from discontinued operations, net of income taxes	—	—	—	—	2,296

Net loss	(67,164)	(141,119)	(194,421)	(126,892)	(181,390)

Net loss (income) attributable to the noncontrolling interest	—	248	(253)	436	353

Net loss attributable to SBA Communications Corporation	$(67,164)	$(140,871)	$(194,674)	$(126,456)	$(181,037)

Basic and diluted per common share amounts:
Loss from continuing operations	$(0.61)	$(1.20)	$(1.68)	$(1.14)	$(1.53)
Income from discontinued operations	—	—	—	—	0.02

Net loss per common share	$(0.61)	$(1.20)	$(1.68)	$(1.14)	$(1.51)

Basic and diluted weighted average number of common shares	109,882	117,165	115,591	111,595	120,280

	As of December 31,
	2008	2009	2010	2011	2012
	(audited)	(audited)	(audited)	(audited)	(audited)
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$78,856	$161,317	$64,254	$47,316	$233,099
Restricted cash - current (1)	38,599	30,285	29,456	22,266	27,708
Short-term investments	162	5,352	4,016	5,773	5,471
Property and equipment, net	1,502,672	1,496,938	1,534,318	1,583,393	2,671,317
Intangibles, net	1,425,132	1,435,591	1,500,012	1,639,784	3,134,133
Total assets	3,207,829	3,313,646	3,400,175	3,606,399	6,595,617
Total debt	2,392,230	2,489,050	2,827,450	3,354,485	5,356,103
Total shareholders’ equity (deficit) (2)	650,510	599,949	317,110	(11,313)	652,991

	For the year ended December 31,
	2008	2009	2010	2011	2012
	(audited)	(audited)	(audited)	(audited)	(audited)
Other Data:	(in thousands)
Cash provided by (used in):
Operating activities	$173,696	$222,572	$201,140	$249,058	$340,914
Investing activities	(580,549)	(229,075)	(425,039)	(507,888)	(2,275,051)
Financing activities	415,437	88,978	126,821	242,047	2,116,412

(1)	Restricted cash of $27.7 million as of December 31, 2012 consisted of $26.8 million related to the Tower Securities loan requirements and $0.9 million related to surety bonds issued for our benefit. Restricted cash of $22.3 million as of December 31, 2011 consisted of $21.4 million related to 2010 Tower Securities loan requirements and $0.9 million related to surety bonds issued for our benefit. Restricted cash of $29.5 million as of December 31, 2010 consisted of $28.6 million related to 2010 Tower Securities loan requirements and $0.9 million related to surety bonds issued for our benefit. Restricted cash of $30.3 million as of December 31, 2009 consisted of $29.1 million related to CMBS Mortgage loan requirements and $1.2 million related to surety bonds issued for our benefit. Restricted cash of $38.6 million as of December 31, 2008 consisted of $36.2 million related to CMBS Mortgage loan requirements and $2.4 million related to surety bonds issued for our benefit.
(2)	Includes deferred loss from the termination of nine interest rate swap agreements of $4.3 million as of December 31, 2009 and $7.4 million as of December 31, 2008. Includes deferred gain from the termination of interest rate swap agreements of $5.9 million as of December 31, 2008.

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

We are a leading independent owner and operator of wireless communications towers. Our principal operations are in the United States and its territories. In addition, we own and operate towers in Canada, Central America and South America. Our primary business line is our site leasing business, which contributed approximately 97.4% of our total segment operating profit for the year ended December 31, 2012. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, built or constructed based on our own initiative, or acquired. As of December 31, 2012, we owned 17,491 tower sites, the majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 4,800 actual or potential communications sites, approximately 500 of which were revenue producing as of December 31, 2012. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America and South America. Site leasing revenues are received primarily from wireless service provider tenants, including AT&T, Sprint, Verizon Wireless, T-Mobile, Digicel, Claro, and Telefonica. Wireless service providers enter into numerous different tenant leases with us, each of which relates to the lease or use of space at an individual tower site. In the United States and Canada our tenant leases are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in our Central and South America markets typically have an initial term of 10 years with 5-year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America typically escalate in accordance with a standard cost of living index.

Cost of site leasing revenue primarily consists of:

•	Rental payments on ground leases and other underlying property interests;

•

Straight-line rent adjustment for the difference between rental payments made and the expense recorded as if the payments had been made evenly throughout the lease term (which may include renewal terms) of the underlying property interests;

•	Property taxes;

•	Site maintenance and monitoring costs (exclusive of employee related costs);

•	Utilities;

•	Property insurance; and

•	Deferred lease origination cost amortization.

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five year periods at our option and provide for rent escalators which typically average 3-4% annually or provide for term escalators of approximately 15%. Of the 17,491 tower sites we owned as of December 31, 2012, approximately 70% were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold or other interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 21 of our Consolidated Financial Statements included in this annual report.

	Revenues
	For the year ended December 31,
	2010	2011	2012
	(in thousands)

Site leasing revenue	$535,444	$616,294	$846,094
Total revenues	$626,619	$698,170	$954,084
Site leasing revenue percentage of total revenues	85.4%	88.3%	88.7%

	Segment Operating Profit
	For the year ended December 31,
	2010	2011	2012
	(in thousands)

Site leasing segment operating profit (1)	$416,303	$484,378	$657,143
Total segment operating profit (1)	$427,177	$495,249	$674,577
Site leasing segment operating profit percentage of total segment operating profit (1)	97.5%	97.8%	97.4%

(1)	Site leasing segment operating profit and total segment operating profit are non-GAAP financial measures. We reconcile these measures and other Regulation G disclosures in this annual report in the section entitled Non-GAAP Financial Measures.

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

Site Development Services

Our site development business, which is conducted in the United States only, is complementary to our site leasing business and provides us the ability to keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and to capture ancillary revenues that are generated by our site leasing activities, such as antenna and equipment installation at our tower locations. Site development services revenues are received primarily from providing a full range of end to end services to wireless service providers or companies providing development or project management services to wireless service providers. Our services include: (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and antennas; (4) support in buying or leasing of the location; (5) assistance in obtaining zoning approvals and permits; (6) tower and related site construction; (7) antenna installation; and (8) radio equipment installation, commissioning and maintenance.

For information regarding our operating segments, see Note 21 of our Consolidated Financial Statements included in this annual report.

International Operations

As of December 31, 2012, we had operations in Canada, Costa Rica, El Salvador, Guatemala, Nicaragua, Panama, and Brazil. Our operations in these countries are solely in the site leasing business, and we expect to expand operations through new builds and acquisitions. Tenant leases in the Canadian market typically have similar terms and conditions as those in the United States, with an initial term of five years, and specific rent escalators. Tenant leases in Central America and Brazil typically have a ten year initial term. Tenant leases in Central America typically have similar renewal terms and rent escalators as those in the United States and Canada while those in Brazil are based on a standard cost of living index.

In our Central American markets, significantly all of our revenue, expenses, and capital expenditures arising from our new build activities are denominated in U.S. dollars. Specifically, our ground leases, our tenant leases and most of our tower related expenses are due, and paid, in U.S. dollars. In our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities and (3) taxes. In our Canadian and Brazilian operations, significantly all of our revenue, expenses and capital expenditures, including tenant leases, ground leases and other tower-related expenses, are denominated in local currency.

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our Consolidated Financial Statements for the year ended December 31, 2012, included herein. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

Revenue Recognition and Accounts Receivable

Revenue from site leasing is recorded monthly and recognized on a straight-line basis over the current term of the related lease agreements, which are generally five to ten years. Receivables recorded related to the straight-lining of site leases are reflected in other assets on the Consolidated Balance Sheets. Rental amounts received in advance are recorded as deferred revenue on the Consolidated Balance Sheets.

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

On October 31, 2011, we entered into a Master Amendment with one of our wireless service provider customers. The Master Amendment serves as a separate amendment to each individual existing tenant lease agreement that we are currently a party to with that customer. Among other items, the Master Amendment (1) extends the current term of the individual leases, (2) permits the customer limited early termination rights which will be exercisable over a multi-year period, commencing in the second half of 2013, on a specific number of the existing leases, (3) allows the customer to make certain specific equipment changes at the tower sites in exchange for an increase in monthly rental payment due from the customer, and (4) slightly modifies the existing monthly lease rates of certain leases. The customer’s early termination rights are limited with respect to the aggregate number of leases that may be terminated and the number that may be terminated in any quarter. The specific leases to be terminated early and the timing of such terminations has not been determined as of the date of this filing. As a result, for accounting and financial statement purposes, we have made assumptions with regard to the leases to be terminated and the timing of the terminations. We have assumed that the customer will terminate the maximum number of leases allowable in each quarter, selecting the highest rental rate leases at the earliest allowable dates. We believe that these assumptions will ensure that only the minimum known revenue for the pool of leases covered by the Master Agreement will be accrued on a straight-line basis. Our balance sheet and statement of operations reflect these assumptions. The actual leases that the customer terminates and the timing and number of terminations may or may not be those that we have identified in our assumptions. We will monitor actual results and elections under the Master Amendment and record any differences from previously made assumptions on a quarterly basis. To the extent that the actual results materially differ from the assumptions made, we will disclose the impact of these adjustments.

We perform periodic credit evaluations of our customers. We monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience, specific customer collection issues identified, and past due balances as determined based on contractual terms. Interest is charged on outstanding receivables from customers on a case by case basis in accordance with the terms of the respective contracts or agreements with those customers. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts in the period in which uncollectibility is determined to be probable.

Asset Impairment

We evaluate individual long-lived and related assets with finite lives for indicators of impairment to determine when an impairment analysis should be performed. We evaluate our tower assets and current contract intangibles at the tower level, which is the lowest level for which identifiable cash flows exists. We evaluate our network location intangibles for impairment at the tower leasing business level whenever indicators of impairment are present. We have established a policy to at least annually evaluate our tower assets and current contract intangibles for impairment.

We record an impairment charge when we believe an investment in towers or related assets has been impaired, such that future undiscounted cash flows would not recover the then current carrying value of the investment in the tower site and related intangible. Estimates and assumptions inherent in the impairment evaluation include, but are not limited to, general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. In addition, we make certain assumptions in determining an asset’s fair value for the purpose of calculating the amount of an impairment charge.

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

	For the year ended December 31,		Dollar Change	Percentage Change	For the year ended December 31,		Dollar Change	Percentage Change
Segment Operating Profit	2012	2011			2011	2010
	(in thousands)				(in thousands)
Site leasing	$657,143	$484,378	$172,765	35.7%	$484,378	$416,303	$68,075	16.4%
Site development	17,434	10,871	6,563	60.4%	10,871	10,874	(3)	0.0%

Total	$674,577	$495,249	$179,328	36.2%	$495,249	$427,177	$68,072	15.9%

The increase in site leasing segment operating profit of $172.8 million in 2012 is primarily due to additional profit generated by the towers that we acquired or constructed in the latter half of 2011 and during the year ended December 31, 2012, organic site leasing growth from new leases, contractual rent escalators, and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers, control of our site leasing cost of revenue, and the positive impact of our ground lease purchase program.

The increase in site leasing segment operating profit of $68.1 million in 2011 is primarily related to additional profit generated by the revenues from the towers that we acquired or constructed in the latter half of 2010 and subsequent to December 31, 2010, organic site leasing growth from new leases, contractual rent escalators, and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers in the year ended December 31, 2011, control of our site leasing cost of revenue, and the positive impact of our ground lease purchase program.

The increase in site development segment operating profit of $6.6 million in 2012 is primarily due to the higher volume of work performed compared to the prior year associated with the deployment of next generation networks by wireless carriers including Sprint’s Network Vision initiative.

Each respective Segment Operating Profit is defined as segment revenues less segment cost of revenues (excluding depreciation, accretion and amortization). Total Segment Operating Profit is the total of the operating profits of the two segments. The reconciliation of Segment Operating Profit is as follows:

	Site leasing segment
	For the year ended December 31,
	2012	2011	2010
	(in thousands)
Segment revenue	$846,094	$616,294	$535,444
Segment cost of revenues (excluding depreciation, accretion and amortization)	(188,951)	(131,916)	(119,141)

Segment operating profit	$657,143	$484,378	$416,303

	Site development segment
	For the year ended December 31,
	2012	2011	2010
	(in thousands)
Segment revenue	$107,990	$81,876	$91,175
Segment cost of revenues (excluding depreciation, accretion and amortization)	(90,556)	(71,005)	(80,301)

Segment operating profit	$17,434	$10,871	$10,874

Adjusted EBITDA

We define Adjusted EBITDA as net loss excluding the impact of net interest expenses, provision for taxes, depreciation, accretion and amortization, asset impairment and other charges, non-cash compensation, net loss from extinguishment of debt, other income and expenses, acquisition related expenses, non-cash straight-line leasing revenue, non-cash straight-line ground lease expense, and income from discontinued operations.

We believe that Adjusted EBITDA is an indicator of the financial performance of our core businesses. Adjusted EBITDA is a component of the calculation that has been used by our lenders to determine compliance with certain covenants under our Senior Credit Agreement, 8.25% Notes, 5.625% Notes, and 5.75% Notes. Adjusted EBITDA is not intended to be an alternative measure of operating income or gross profit margin as determined in accordance with GAAP.

The reconciliation of Adjusted EBITDA is as follows:

	For the year ended December 31,
	2012	2011	2010
	(in thousands)
Net loss	$(181,390)	$(126,892)	$(194,421)
Interest income	(1,128)	(136)	(432)
Total interest expense (1)	279,221	233,713	219,090
Depreciation, accretion and amortization	408,467	309,146	278,727
Asset impairment	6,383	5,472	5,862
Provision for taxes (2)	7,689	4,091	2,904
Loss from extinguishment of debt, net	51,799	1,696	49,060
Acquisition related expenses	40,433	7,144	10,106
Non-cash compensation	13,968	11,469	10,501
Non-cash straight-line leasing revenue	(52,009)	(12,762)	(5,289)
Non-cash straight-line ground lease expense	22,463	11,811	11,300
Other (income) expense	(5,654)	165	(29)
Income from discontinued operations	(2,296)	—	—

Adjusted EBITDA	$587,946	$444,917	$387,379

(1)	Total interest expense includes cash interest expense, non-cash interest expense and amortization of deferred financing fees.
(2)	Includes $1,095, $1,978 and $1,899 of franchise taxes reflected on the Statement of Operations in selling, general and administrative expenses for the year ended 2012, 2011 and 2010, respectively.

Adjusted EBITDA was $587.9 million for the year ended December 31, 2012 as compared to $444.9 million for the year ended December 31, 2011. The increase of $143.0 million is primarily the result of increased segment operating profit from our site leasing and site development segments offset partially by the increase in our cash selling, general, and administrative expenses.

Adjusted EBITDA was $444.9 million for the year ended December 31, 2011 as compared to $387.4 million for the year ended December 31, 2010. The increase of $57.5 million is primarily the result of increased segment operating profit from our site leasing segment.

RESULTS OF OPERATIONS

Year Ended 2012 Compared to Year Ended 2011

	For the year ended December 31,		Dollar Change	Percentage Change
	2012	2011
	(in thousands, except for percentages)
Revenues:
Site leasing	$846,094	$616,294	$229,800	37.3%
Site development	107,990	81,876	26,114	31.9%

Total revenues	954,084	698,170	255,914	36.7%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	188,951	131,916	57,035	43.2%
Cost of site development	90,556	71,005	19,551	27.5%
Selling, general and administrative	72,148	62,828	9,320	14.8%
Asset impairment	6,383	5,472	911	16.6%
Acquisition related expenses	40,433	7,144	33,289	466.0%
Depreciation, accretion and amortization	408,467	309,146	99,321	32.1%

Total operating expenses	806,938	587,511	219,427	37.3%

Operating income	147,146	110,659	36,487	33.0%

Other income (expense):
Interest income	1,128	136	992	729.4%
Interest expense	(196,241)	(160,896)	(35,345)	22.0%
Non-cash interest expense	(70,110)	(63,629)	(6,481)	10.2%
Amortization of deferred financing fees	(12,870)	(9,188)	(3,682)	40.1%
Loss from extinguishment of debt, net	(51,799)	(1,696)	(50,103)	2954.2%
Other (expense) income	5,654	(165)	5,819	(3526.7%)

Total other expense	(324,238)	(235,438)	(88,800)	37.7%

Loss before provision for income taxes	(177,092)	(124,779)	(52,313)	41.9%
Provision for income taxes	(6,594)	(2,113)	(4,481)	212.1%

Loss from continuing operations	(183,686)	(126,892)	(56,794)	44.8%
Income from discontinued operations, net of income taxes	2,296	—	2,296	0.0%

Net loss	(181,390)	(126,892)	(54,498)	42.9%
Net loss attributable to the noncontrolling interest	353	436	(83)	(19.0%)

Net loss attributable to SBA Communications Corporation	$(181,037)	$(126,456)	$(54,581)	43.2%

Revenues:

Site leasing revenue increased $229.8 million for the year ended December 31, 2012 largely due to (i) revenues from towers acquired in the latter half of fiscal year 2011 and during the year ended December 31, 2012 including $125.7 million of additional revenue from the Mobilitie and TowerCo acquisitions, (ii) Towers constructed in the latter half of 2011 and during the year ended December 31, 2012, (iii) organic site leasing growth from new leases, contractual rent escalators with current tenants and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers, and (iv) increased straight-line leasing revenue associated with the Sprint Network Vision Agreement entered into in the fourth quarter of 2011 and the master lease amendment entered into with T-Mobile in September 2012.

Site development revenue increased $26.1 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011, as a result of a higher volume of work performed during 2012 as compared to 2011 associated with the deployment of next generation networks by wireless carriers including Sprint’s Network Vision initiative.

Operating Expenses:

Site leasing cost of revenues increased $57 million primarily as a result of the growth in the number of tower sites owned by us, including $31.3 million (the majority of which is reimbursable to us) from the Mobilitie towers acquired in the second quarter and $17.9 million from the TowerCo towers acquired in the fourth quarter.

Site development cost of revenues increased $19.6 million for the year ended December 31, 2012, as compared to the prior year due to a higher volume of work performed during 2012 as compared to 2011 associated with the deployment of next generation networks by wireless carriers including Sprint’s Network Vision initiative.

Selling, general, and administrative expenses increased $9.3 million primarily as a result of an increase in personnel, salaries and benefits, and non-cash compensation expense due in part to the Company’s continued portfolio expansion as well as costs incurred in connection with our international expansion.

Acquisition related expenses increased $33.3 million for the year ended December 31, 2012, as compared to the prior year, primarily as a result of an increase in acquisition and integration related expenses related to tower acquisitions. Acquisition related costs incurred during the year ended December 31, 2012 associated with the Mobilitie and TowerCo acquisitions were $30.6 million.

Depreciation, accretion and amortization expense increased $99.3 million to $408.5 million for the year ended December 31, 2012 from $309.1 million for the year ended December 31, 2011 due to an increase in the number of tower sites built and acquired by us, including through the Mobilitie and TowerCo acquisitions. Depreciation, accretion, and amortization expense recorded during the year ended December 31, 2012 includes $73.1 million related to Mobilitie and TowerCo.

Operating Income:

Operating income increased $36.5 million for year ended December 31, 2012 to $147.1 million compared to $110.7 million for the year ended December 31, 2011 primarily due to higher segment operating profit in both the site leasing and site development segments offset by increases in depreciation, accretion and amortization expense, acquisition related expenses, and selling, general and administrative expenses.

Other Income (Expense):

Interest expense for the year ended December 31, 2012 increased $35.3 million from the year ended December 31, 2011 primarily due to the higher weighted average principal amount of cash-interest bearing debt outstanding during the year ended December 31, 2012 as compared to December 31, 2011 resulting from the issuance of the 2011 Term Loan, 2012-1 Term Loan, 5.75% Notes, Mobilitie Bridge Loan, 2012 Tower Securities, 5.625% Notes, and the 2012-2 Term Loan. These were offset by the full redemption of $375.0 million of principal balance of the 8.0% Notes and the redemption of $131.3 million in aggregate principal balance of the 8.25% Notes.

Non-cash interest expense for the year ended December 31, 2012 increased $6.5 million from the year ended December 31, 2011 primarily as a result of accretion of debt discounts using the effective interest method on the

1.875% Notes, the 4.0% Notes, and the Senior Notes. This was offset by the repurchase of $15.0 million in principal amount of the 1.875% Notes in the first quarter of 2011, the repurchase of $66.2 million in principal amount of the 1.875% Notes in the fourth quarter of 2012, and by the redemption of $375.0 million of the 8.0% Notes and $131.3 million of the 8.25% Notes in 2012.

Loss from extinguishment of debt was $51.8 million for the year ended December 31, 2012, an increase of $50.1 million from the year ended December 31, 2011. The increase reflects the premium paid on the redemption of $375.0 million of our 8.0% Notes and $131.3 million of our 8.25% Notes and the write off of their related debt discount and deferred financing fees of $2.5 million and $7.7 million, respectively. Additionally, the loss includes the write off of $3.6 million of deferred financing fees related to the early extinguishment of the Mobilitie Bridge Loan and $2.0 million from the repurchase of $66.2 million of principal balance of the 1.875% Notes. Comparatively, the loss from extinguishment of debt was $1.7 million for the year ended December 31, 2011 which was due to the repurchase of $15.0 million in principal amount of the 1.875% Notes.

Net Loss:

Net loss was $181.4 million for the year ended December 31, 2012 as compared to $126.9 million for the year ended December 31, 2011. The net loss increased in 2012 primarily due to increases in the loss on extinguishment of debt, acquisition related expenses, depreciation, accretion, and amortization expense as well as interest expense, non-cash interest expense, and selling, general, and administrative costs. This was offset by an increase in our site leasing segment and site development segment operating profit.

Year Ended 2011 Compared to Year Ended 2010

	For the year ended December 31,		Dollar Change	Percentage Change
	2011	2010
	(in thousands, except for percentages)
Revenues:
Site leasing	$616,294	$535,444	$80,850	15.1%
Site development	81,876	91,175	(9,299)	(10.2%)

Total revenues	698,170	626,619	71,551	11.4%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	131,916	119,141	12,775	10.7%
Cost of site development	71,005	80,301	(9,296)	(11.6%)
Selling, general and administrative	62,828	58,209	4,619	7.9%
Asset impairment	5,472	5,862	(390)	(6.7%)
Acquisition related expenses	7,144	10,106	(2,962)	(29.3%)
Depreciation, accretion and amortization	309,146	278,727	30,419	10.9%

Total operating expenses	587,511	552,346	35,165	6.4%

Operating income	110,659	74,273	36,386	49.0%

Other income (expense):
Interest income	136	432	(296)	(68.5%)
Interest expense	(160,896)	(149,921)	(10,975)	7.3%
Non-cash interest expense	(63,629)	(60,070)	(3,559)	5.9%
Amortization of deferred financing fees	(9,188)	(9,099)	(89)	1.0%
Loss from extinguishment of debt, net	(1,696)	(49,060)	47,364	(96.5%)
Other income	(165)	29	(194)	(669.0%)

Total other expense	(235,438)	(267,689)	32,251	(12.0%)

Loss before provision for income taxes	(124,779)	(193,416)	68,637	(35.5%)
Provision for income taxes	(2,113)	(1,005)	(1,108)	110.2%

Net loss	(126,892)	(194,421)	67,529	(34.7%)
Net (gain) loss attributable to the noncontrolling interest	436	(253)	689	(272.3%)

Net loss attributable to SBA Communications Corporation	$(126,456)	$(194,674)	$68,218	(35.0%)

Revenues

Site leasing revenue increased $80.9 million for the year ended December 31, 2011 largely due to (i) organic site leasing growth from new leases, contractual rent escalators with current tenants and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers and (ii) revenues from the towers that we acquired or constructed in the latter half of 2010 and subsequent to December 31, 2010.

Site development revenue decreased $9.3 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010, as a result of a lower volume of work performed compared to the prior year.

Operating Expenses

Site leasing cost of revenues increased $12.8 million primarily as a result of the growth in the number of tower sites owned by us, which was 10,524 at December 31, 2011 up from 9,111 at December 31, 2010 offset by the positive impact of our ground lease purchase program.

Site development cost of revenues decreased $9.3 million for the year ended December 31, 2011, as compared to the prior year, as a result of a lower volume of work performed during 2011 as compared to 2010.

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

Operating Income

Operating income increased $36.4 million for year ended December 31, 2011 to $110.7 million compared to $74.3 million for the year ended December 31, 2010 primarily due to higher segment operating profit in the site leasing segment offset by increases in depreciation, accretion and amortization expense, and selling, general and administrative expenses.

Other Income (Expense)

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

A summary of our cash flows is as follows:

	For the years ended December 31,		2010
	2012	2011
	(in thousands)
Summary cash flow information:
Cash provided by operating activities	$340,914	$249,058	$201,140
Cash used in investing activities	(2,275,051)	(507,888)	(425,039)
Cash provided by financing activities	2,116,412	242,047	126,821

Increase (decrease) in cash and cash equivalents	182,275	(16,783)	(97,078)
Effect of exchange rate changes on cash and cash equivalents	1,212	(155)	15
Cash provided by discontinued operations from operating activities	2,296	—	—
Cash and cash equivalents, beginning of year	47,316	64,254	161,317

Cash and cash equivalents, end of year	$233,099	$47,316	$64,254

Sources of Liquidity

We fund our growth, including our tower portfolio growth, through cash flows from operations, long-term indebtedness and equity issuances. With respect to our debt financing, we have issued secured and unsecured debt instruments at various levels of our organizational structure to minimize our financing costs while maximizing our operational flexibility.

Cash provided by operating activities was $340.9 million for the year ended December 31, 2012 as compared to $249.1 million for the year ended December 31, 2011. This increase was primarily due to an increase in segment operating profit from the site leasing segment partially offset by increased cash interest payments relating to the higher average amount of cash-interest bearing debt outstanding for the year ended December 31, 2012, compared to the same period in the prior year.

During the year ended December 31, 2012, we borrowed $584.0 million and repaid $484.0 million under the Revolving Credit Facility. As of December 31, 2012, the availability under the Revolving Credit Facility was $600.0 million, subject to compliance with financial ratios.

On March 7, 2012, we sold 6,005,000 shares of our Class A common stock at $47.30 per share resulting in proceeds of $283.9 million, net of related fees.

On April 2, 2012, we completed our acquisition of the equity interests in certain entities affiliated with Mobilitie LLC. In connection with the acquisition, we paid approximately $850 million in cash, which we funded from (i) borrowings under our Revolving Credit Facility and (ii) $400 million from a new bridge loan (“Mobilitie Bridge Loan”). Additionally, we issued 5,250,000 shares of our Class A common stock.

On May 9, 2012, we obtained a new $200.0 million senior secured term loan (“2012-1 Term Loan”).

On July 13, 2012, we issued $800 million of our 5.75% unsecured senior notes due July 15, 2020 at par with interest due semi-annually on July 15 and January 15 of each year beginning on January 15, 2013.

On August 9, 2012, we issued $610 million of the 2012-1 Tower Securities (as defined below) which have an anticipated repayment date of December 2017 and a final maturity date of December 2042. The fixed coupon interest rate of the 2012-1 Tower Securities is 2.933% per annum, payable monthly.

On September 6, 2012, we sold certain DAS networks located in New York, Chicago and Las Vegas, to ExteNet Systems, Inc. for approximately $94.3 million in cash and $25 million in the form of a promissory note. On October 23, 2012, an additional DAS network in Auburn, Alabama was sold to ExteNet for cash consideration of $5.7 million.

On September 28, 2012, we issued $500 million of our 5.625% unsecured senior notes due October 1, 2019 at par with interest payable semi-annually on October 1 and April 1 of each year, beginning on April 1, 2013.

On September 28, 2012, we obtained a new $300 million 2012-2 Term Loan (as defined below).

On October 1, 2012, the Company, through its wholly-owned subsidiary, completed the acquisition of TowerCo II Holdings LLC, which owned 3,256 tower sites in 47 states across the U.S. and Puerto Rico. As consideration for the acquisition, the Company paid $1.2 billion in cash and issued 4,588,840 shares of its Class A common stock.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites or related assets. During the year ended December 31, 2012, we did not issue any shares of Class A common stock under this registration statement. As of December 31, 2012, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

On February 27, 2012, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. For the year ended December 31, 2012, we issued 6,005,000 shares of our Class A common stock under the automatic shelf registration statement and the prospectus supplement related thereto.

Uses of Liquidity

We believe that our principal use of liquidity will be to fund tower portfolio growth and, secondarily, to fund our stock repurchase program. In the future, in order to manage our leverage and liquidity positions, we may repurchase, for cash or equity, our outstanding indebtedness in privately-negotiated or open market transactions in order to optimize our liquidity and leverage and take advantage of market opportunities. If we undertake debt repurchases or exchanges, these actions could materially impact the amount and composition of indebtedness outstanding or dilute our existing shareholders.

Our cash capital expenditures, including cash used for acquisitions, for the year ended December 31, 2012 were $2,371.9 million. The $2,371.9 million includes cash capital expenditures of $2,211.8 million that we incurred primarily in connection with the acquisition of 6,630 completed towers, net of related working capital adjustments and earnouts associated with previous acquisitions. The $2,371.9 million also includes $76.0 million for construction and related costs associated with the completion of 356 new towers during the year ended December 31, 2012 and for the sites in process at December 31, 2012, $8.6 million for tower maintenance capital expenditures, $24.4 million for augmentations and tower upgrades (of which, $16.7 was recovered from our tenants), $3.7 million for general corporate expenditures, and $46.9 million for ground lease purchases (excluding $9.7 million spent to extend ground lease terms).

On April 2, 2012, we completed our acquisition of the equity interests in certain entities affiliated with Mobilitie LLC. In connection with the acquisition, we paid approximately $850 million in cash, which we funded from (i) borrowings under our Revolving Credit Facility and (ii) $400 million from a new bridge loan (“Mobilitie Bridge Loan”). Additionally, we issued 5,250,000 shares of our Class A common stock.

On April 13, 2012, the proceeds from the equity offering of 6,005,000 shares of our Class A common stock were used to redeem $131.3 million in aggregate principal amount of our 8.0% Notes and $131.3 million in aggregate principal amount of our 8.25% Notes and to pay the applicable premium for the redemption.

On May 9, 2012, we used the proceeds from the $200.0 million 2012-1 Term Loan to pay off the outstanding balance on the Revolving Credit Facility.

On July 13, 2012, we used the net proceeds from the issuance of the 5.75% Notes to repay the $400.0 million outstanding balance under the Mobilitie Bridge Loan and to repay the $284.0 million outstanding balance under our Revolving Credit Facility. The remaining proceeds were used for general corporate purposes.

On August 9, 2012, we used the net proceeds from the issuance of the 2012-1 Tower Securities to repay in full the remaining $243.8 million balance of the 8.0% Notes plus $19.0 million in applicable premium and fees associated with early redemption. The remaining net proceeds were used to pay a portion of the cash consideration in connection with our acquisition of TowerCo and for general corporate purposes.

On October 1, 2012, we completed our previously announced acquisition of TowerCo II Holdings LLC, which owns 3,256 tower sites in 47 states across the U.S. and Puerto Rico. As consideration for the acquisition, we paid $1.2 billion in cash and issued 4,588,840 shares of our Class A common stock.

In November 2012, we repurchased $66.2 million of aggregate principal balance of the 1.875% Notes for $107.5 million in cash through multiple transactions.

On December 20, 2012, we acquired 800 freestanding wireless towers in Brazil from Vivo S.A. for an aggregate purchase price of approximately $175.9 million which was paid on January 4, 2013 from cash on hand and borrowings under our Revolving Credit Facility.

During the year ended December 31, 2012, we did not repurchase any shares of our Class A common stock under our stock repurchase program. As of December 31, 2012, we had a remaining authorization to repurchase $150.0 million of Class A common stock under our current $300.0 million stock repurchase program.

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

During 2013, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $16.0 million to $21.0 million and discretionary cash capital expenditures, based on current obligations, of $355.0 million to $385.0 million primarily associated with the towers we intend to build in 2013, tower acquisitions closed or currently under contract, tower augmentations and ground lease purchases. We may spend additional capital in 2013 on acquiring revenue producing or expense reducing assets not yet identified and under contract, or possibly stock repurchases.

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

Debt Instruments and Debt Service Requirements

Senior Credit Agreement

On February 11, 2010, SBA Senior Finance II, LLC (“SBA Senior Finance II”), an indirect wholly-owned subsidiary of our Company, entered into a credit agreement for a $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility,” formerly referred to as the 2010 Credit Facility) with several banks and other financial institutions or entities from time to time parties to the credit agreement.

On June 30, 2011, SBA Senior Finance II entered into an Amended and Restated Credit Agreement (as amended, supplemented or modified from time to time, the “Senior Credit Agreement”) with several banks and other financial institutions or entities from time to time parties to the Senior Credit Agreement, to extend the maturity of the Revolving Credit Facility, to obtain a new $500.0 million senior secured term loan (the “2011 Term Loan”), and to amend certain terms of the existing credit agreement. In addition, at the time of entering into the Senior Credit Agreement, the remaining deferred financing fees balance related to the existing Credit Agreement prior to the amendment was transferred to the Revolving Credit Facility in accordance with accounting guidance for revolving credit facilities.

On April 2, 2012 and again on May 9, 2012, SBA Senior Finance II exercised its right to increase the aggregate principal amount of the Revolving Credit Facility under the Senior Credit Agreement from $500.0 million to $600.0 million and from $600.0 million to $700.0 million, respectively. We incurred deferred financing fees of approximately $1.1 million in relation to these increases.

On May 9, 2012, SBA Senior Finance II entered into a First Amendment to the Senior Credit Agreement (the “First Amendment”) with several banks and other financial institutions or entities from time to time parties to the Senior Credit Agreement, to extend the maturity date of the Revolving Credit Facility to May 9, 2017.

Also on May 9, 2012, SBA Senior Finance II entered into a Second Amendment to the Senior Credit Agreement (the “Second Amendment”) with several banks and other financial institutions or entities from time to time parties to the Senior Credit Agreement, to obtain a new $200.0 million senior secured term loan (the “2012-1 Term Loan”). We incurred financing fees of $2.7 million associated with the closing of this transaction which are being amortized through the maturity date.

On September 28, 2012, SBA Senior Finance II entered into a Third Amendment to the Senior Credit Agreement (the “Third Amendment”) and Fourth Amendment to the Senior Credit Agreement (the “Fourth Amendment”) with several banks and other financial institutions or entities from time to time parties to the Senior Credit Agreement, to amend certain definitions related to the calculation of leverage at the SBA level to be consistent with the method for calculating leverage at the SBA Senior Finance II level and to amend the Senior Credit Agreement to permit SBA Senior Finance II, without the consent of the other lenders, to request that one or more lenders provide SBA Senior Finance II with additional term loans or to increase the commitments under the Revolving Credit Facility. SBA Senior Finance II’s ability to request such additional term loans or increases in the Revolving Credit Facility is subject to its compliance with the conditions set forth in the Senior Credit Agreement.

On September 28, 2012, SBA Senior Finance II also entered into a Fifth Amendment to the Senior Credit Agreement (the “Fifth Amendment”) with several banks and other financial institutions or entities from time to time parties to the Senior Credit Agreement, to obtain a new $300.0 million senior secured term loan (the “2012-2 Term Loan” collectively with the 2011 Term Loan and the 2012-1 Term Loan, the “Term Loans”). We incurred financing fees of $3.5 million associated with the closing of this transaction which are being amortized through the maturity date.

On January 28, 2013, SBA Senior Finance II exercised its right to increase the aggregate principal amount of the Revolving Credit Facility from $700.0 million to $730.0 million.

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility consists of a revolving loan under which up to $700.0 million aggregate principal amount as of December 31, 2012 ($730.0 million as of January 28, 2013) may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest at the Eurodollar Rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, May 9, 2017. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. A per annum commitment fee of 0.375% to 0.5% of the unused commitments under the Revolving Credit Facility is charged based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period. As of December 31, 2012, the amount outstanding of $100 million was accruing interest at 2.335% per annum.

During the year ended December 31, 2012, we borrowed $584.0 million and repaid $484.0 million of the outstanding balance under the Revolving Credit Facility using proceeds from the 2012-1 Term Loan and the 5.75% Notes (as defined below). As of December 31, 2012, the availability under the Revolving Credit Facility was $600.0 million, subject to compliance with specified financial ratios and the satisfaction of other customary conditions to borrowing.

Term Loans under the Senior Credit Agreement

2011 Term Loan

The 2011 Term Loan consists of a senior secured term loan in an initial aggregate principal amount of $500.0 million and matures on June 30, 2018. The 2011 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin of 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus a margin of 275 basis points (with a Eurodollar Rate floor of 1%). As of December 31, 2012, the 2011 Term Loan was accruing interest at 3.75% per annum. The proceeds from the 2011 Term Loan were used to pay down $270.0 million of the existing balance on the Revolving Credit Facility during the year ended 2011 and for general corporate purposes. Principal on the 2011 Term Loan is repaid in quarterly installments of $1.25 million on the last day of each March, June, September and December, which commenced on September 30, 2011. The remaining principal balance of the 2011 Term Loan will be due and payable on the maturity date. SBA Senior Finance II has the ability to prepay any or all amounts under the 2011 Term Loan. The 2011 Term Loan was issued at 99.75% of par value. We incurred financing fees of $4.9 million associated with the closing of this transaction.

During the year ended December 31, 2012, we made repayments totaling $5.0 million on the 2011 Term Loan. As of December 31, 2012, the 2011 Term Loan had a principal balance of $492.5 million.

2012-1 Term Loan

The 2012-1 Term Loan consists of a senior secured term loan in an initial aggregate principal amount of $200.0 million and matures on May 9, 2017. The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of December 31, 2012, the 2012-1 Term Loan was accruing interest at 2.47% per annum. Having commenced on September 30, 2012, principal of the 2012-1 Term Loan is being repaid in quarterly installments on the last day of each March, June, September and December, in an amount equal to $2.5 million for each of the first eight quarters, $3.75 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-1 Term Loan without premium or penalty. To the extent not previously paid, the 2012-1 Term Loan will be due and payable on the maturity date. The 2012-1 Term Loan was issued at par. We incurred deferred financing fees of approximately $2.7 million in relation to this transaction which are being amortized through the maturity date. Proceeds from the 2012-1 Term Loan were used to pay amounts outstanding under the Revolving Credit Facility during the second quarter of 2012.

During the year ended December 31, 2012, We made repayments totaling $5.0 million on the 2012-1 Term Loan. As of December 31, 2012, the 2012-1 Term Loan had a principal balance of $195.0 million.

2012-2 Term Loan

The 2012-2 Term Loan consists of a senior secured term loan in an initial aggregate principal amount of $300.0 million and matures on September 28, 2019. The 2012-2 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus 275 basis points (with a Eurodollar Rate floor of 1%). As of December 31, 2012, the 2012-2 Term Loan was accruing interest at 3.75% per annum. Principal of the 2012-2 Term Loan is to be repaid in equal quarterly installments on the last day of each March, June, September and December, commencing in March 2013, in an aggregate amount equal to $3.0 million per year. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-2 Term Loan without premium or penalty, with the exception of a 1% premium if prepayment occurs during the first year of the loan with proceeds from certain refinancing or repricing transactions. To the extent not previously paid, the 2012-2 Term Loan will be due and payable on the maturity date. The 2012-2 Term Loan was issued at 99.75% of par value. We incurred deferred financing fees of approximately $3.5 million in relation to this transaction which are being amortized through the maturity date. We used borrowings under the 2012-2 Term Loan to pay a part of the cash consideration in the TowerCo II Holdings LLC acquisition. The remaining proceeds under the 2012-2 Term Loan were used for general corporate purposes.

As of December 31, 2012, the 2012-2 Term Loan had a principal balance of $300.0 million.

Terms of the Senior Credit Agreement

The Senior Credit Agreement, as amended, requires SBA Senior Finance II and SBA Communications Corporation (“SBAC”) to maintain specific financial ratios, including, at the SBA Senior Finance II level, (1) a ratio of Consolidated Total Debt to Annualized Borrower EBITDA not to exceed 6.0 times for any fiscal quarter, (2) a ratio of Consolidated Total Debt and Net Hedge Exposure (calculated in accordance with the Senior Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 6.0 times for 30 consecutive days and (3) a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (calculated in accordance with the Senior Credit Agreement) of not less than 2.0 times for any fiscal quarter. In addition, SBAC’s ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (calculated in accordance with the Senior Credit Agreement) for any fiscal quarter on an annualized basis cannot exceed 9.5 times. The Senior Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of SBA Senior Finance II and its subsidiaries to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions, merge or consolidate, make certain restricted payments, enter into transactions with affiliates, and engage in certain asset dispositions, including a sale of all or substantially all of their property. As of December 31, 2012, SBA Senior Finance II and SBAC were in compliance with the financial covenants contained in the Senior Credit Agreement. The Senior Credit Agreement is also subject to customary events of default. Pursuant to an Amended and Restated Guarantee and Collateral Agreement, amounts borrowed under the Revolving Credit Facility, the Term Loans and certain hedging transactions that may be entered into by SBA Senior Finance II or the Subsidiary Guarantors (as defined in the Senior Credit Agreement) with lenders or their affiliates are secured by a first lien on the capital stock of SBA Telecommunications, LLC (formerly known as SBA Telecommunications Inc.), SBA Senior Finance, LLC (formerly known as SBA Senior Finance, Inc.) and SBA Senior Finance II and on substantially all of the assets (other than leasehold, easement and fee interests in real property) of SBA Senior Finance II and the Subsidiary Guarantors.

As of December 31, 2012, the Senior Credit Agreement permits SBA Senior Finance II, without the consent of the other lenders, to request that one or more lenders provide SBA Senior Finance II with additional term loans in an aggregate principal amount of up to $700.0 million of which up to $200.0 million may be a Term Loan A, provided that up to $200.0 million of incremental capacity may instead be used to increase the commitments under the Revolving Credit Facility. SBA Senior Finance II’s ability to request such increases in the Revolving Credit Facility or additional term loans is subject to its compliance with customary conditions set forth in the Senior Credit Agreement including, with respect to any additional term loan, compliance, on a pro forma basis, with the financial covenants and ratios set forth therein and an increase in the margin on existing term loans, to the extent required by the terms of the Senior Credit Agreement. Upon SBA Senior Finance II’s request, each lender may decide, in its sole discretion, whether to increase all or a portion of its Revolving Credit Facility commitment or whether to provide SBA Senior Finance II with additional term loans and, if so, upon what terms. On January 28, 2013, $30.0 million of this incremental capacity was committed under the Revolving Credit Facility, leaving $670 million of total available incremental capacity.

Mobilitie Bridge Loan

Simultaneous with the closing of the Mobilitie acquisition, our wholly-owned subsidiary, SBA Monarch, as borrower, entered into a credit agreement with the several lenders from time to time parties thereto (the “Bridge Loan Credit Agreement”). Pursuant to the Bridge Loan Credit Agreement, SBA Monarch borrowed an aggregate principal amount of $400 million under a senior secured bridge loan (the “Mobilitie Bridge Loan”). The Mobilitie Bridge Loan bore interest, at SBA Monarch’s election, at either the Base Rate plus a margin that ranged from 2.00% to 2.50% or the Eurodollar Rate plus a margin that ranged from 3.00% to 3.50%, in each case based on SBA Monarch’s ratio of Consolidated Total Debt to Consolidated Adjusted EBITDA (calculated in accordance with the Bridge Loan Credit Agreement).

On July 13, 2012, we repaid the $400 million principal outstanding under the Mobilitie Bridge Loan from the proceeds of the 5.75% Senior Notes.

Secured Tower Revenue Securities

2010 Tower Securities

On April 16, 2010, a New York common law trust (the “Trust”), initially formed by our indirect subsidiary, issued $680.0 million of 2010-1 Tower Securities and $550.0 million of 2010-2 Tower Securities (together the “2010 Tower Securities”). The 2010-1 Tower Securities have an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The weighted average annual fixed coupon interest rate of the 2010 Tower Securities is 4.7%, including borrowers’ fees, payable monthly. The anticipated repayment date and the final maturity date for the 2010–1 Tower Securities is April 15, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010–2 Tower Securities is April 17, 2017 and April 15, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers (as defined below). We incurred deferred financing fees of approximately $17.9 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2010 Tower Securities. Net proceeds from the 2010 Tower Securities were used to repay in full the outstanding 2006 CMBS Certificates in the amount of $938.6 million and pay the related prepayment consideration plus accrued interest and fees. The remaining net proceeds were used for general corporate purposes.

2012-1 Tower Securities

On August 9, 2012, we, through our Trust, issued $610 million of Secured Tower Revenue Securities Series 2012-1 (the “2012-1 Tower Securities”) which have an anticipated repayment date of December 15, 2017 and a final maturity date of December 15, 2042. The fixed coupon interest rate of the 2012-1 Tower Securities is 2.933% per annum, payable monthly. A portion of the net proceeds from the 2012-1 Tower Securities were used to repay in full the remaining $243.8 million balance of the 8.0% Senior Notes due 2016 plus $14.6 million in applicable premium associated with early redemption. The remaining net proceeds were used (1) to pay a portion of the cash consideration in connection with our acquisition of TowerCo II Holdings LLC and (2) for general corporate purposes.

In connection with the issuance of the 2012-1 Tower Securities, the parties entered into the Fifth Loan and Security Agreement Supplement and Amendment, dated as of August 9, 2012 (the “Fifth Loan Supplement”), which amended and supplemented the Amended and Restated Loan and Security Agreement, dated as of November 18, 2005. The Fifth Loan Supplement was executed by and among SBA Properties, LLC (formerly known as SBA Properties, Inc.), SBA Sites, LLC (formerly known as SBA Sites, Inc.), and SBA Structures, LLC (formerly known as SBA Structures, Inc.) (the “Initial Borrowers”) and SBA Infrastructure, LLC, SBA Monarch Towers III, LLC and SBA Towers USVI II, Inc. (the “Additional Borrowers” and together with the Initial Borrowers, the “Borrowers”) and other parties. Pursuant to the Fifth Loan Supplement, the Additional Borrowers were added as obligors under the mortgage loan and, with the Initial Borrowers, became jointly and severally liable for the aggregate $1.84 billion borrowed under the mortgage loan corresponding to the 2010 Tower Securities and 2012-1 Tower Securities.

Tower Revenue Securities Terms

The mortgage loan underlying the 2010 Tower Securities and the 2012-1 Tower Securities (together the “Tower Securities”) will be paid from the operating cash flows from the aggregate 5,152 tower sites owned by the Borrowers. The mortgage loan is secured by (i) mortgages, deeds of trust and deeds to secure debt on a substantial portion of the tower sites, (ii) a security interest in the towers and substantially all of the Borrowers’ personal property and fixtures, (iii) the Borrowers’ rights under certain tenant leases, and (iv) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., our indirect subsidiary, is entitled to receive a management fee equal to 7.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (i) within nine months (in the case of the components corresponding to the 2010 Tower Securities) or twelve months (in the case of the component corresponding to the 2012-1 Tower Securities) of the anticipated repayment date of such mortgage loan component, (ii) with proceeds received as a result of any condemnation or casualty of any tower site owned by the Borrowers or (iii) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of the Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the excess, if any, of (1) the present value associated with the portion of the principal balance being prepaid, calculated in accordance with the formula set forth in the mortgage loan agreement, on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date within nine months (in the case of the components corresponding to the 2010 Tower Securities) or twelve months (in the case of the component corresponding to the 2012-1 Tower Securities) of the anticipated repayment date of such mortgage loan component over (2) that portion of the principal balance of such class prepaid on the date of such prepayment.

To the extent that the mortgage loan components corresponding to the Tower Securities are not fully repaid by their respective anticipated repayment dates, the interest rate of each such component will increase by the greater of (i) 5% and (ii) the amount, if any, by which the sum of (x) the ten-year U.S. treasury rate plus (y) the credit-based spread for such component (as set forth in the mortgage loan agreement) plus (z) 5%, exceeds the original interest rate for such component.

Pursuant to the terms of the Tower Securities, all rents and other sums due on any of the tower sites owned by the Borrowers are directly deposited by the lessees into a controlled deposit account and are held by the indenture trustee. The monies held by the indenture trustee after the release date are classified as restricted cash on our Consolidated Balance Sheets (see Note 4). However, if the Debt Service Coverage Ratio, defined as the net cash flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers are required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30x or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the Debt Service Coverage Ratio exceeds 1.30x for two consecutive calendar quarters. If the Debt Service Coverage Ratio falls below 1.15x as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the Debt Service Coverage Ratio exceeds 1.15x for a calendar quarter. In addition, if either the 2010-1 Tower Securities, 2010-2 Tower Securities or the 2012-1 Tower Securities are not fully repaid by their respective anticipated repayment dates, the cash flow from the tower sites owned by the Borrowers will be trapped by the trustee for the Tower Securities and applied first to repay the interest, at the original interest rates, on the mortgage loan components underlying the Tower Securities, second to fund all reserve accounts and operating expenses associated with those tower sites, third to pay the management fees due to SBA Network Management, Inc., fourth to repay principal of the Tower Securities and fifth to repay the additional interest discussed above. The mortgage loan agreement, as amended, also includes covenants customary for mortgage loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. As of December 31, 2012, the Borrowers met the required Debt Service Coverage Ratio as set forth in the mortgage loan agreement and were in compliance with all other covenants.

1.875% Convertible Senior Notes due 2013

As of December 31, 2012, we had $468.8 million outstanding of 1.875% Convertible Senior Notes (the “1.875% Notes”) which were recorded at their discounted carrying value of $457.4 million. The maturity date of the 1.875% Notes is May 1, 2013, and as such they are included in current maturities of long term debt in current liabilities. Interest on the 1.875% Notes is payable semi-annually each May 1 and November 1. The 1.875% Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 24.1196 shares of Class A common stock per $1,000 principal amount of 1.875% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of $41.46 per share or a 20% conversion premium based on the last reported sale price of $34.55 per share of Class A common stock on the Nasdaq Global Select Market on May 12, 2008, the purchase agreement date. Effective February 4, 2013, we elected to settle all of our conversion obligations pursuant to the Indenture governing the 1.875% Notes in cash.

During the first quarter of 2011, we repurchased $15.0 million of the 1.875% Notes resulting in a principal balance of $535.0 million. Additionally, during the year ended December 31, 2012, we repurchased $66.2 million of the aggregate principal balance of the 1.875% Notes for $107.5 million in cash.

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

During the year ended 2012, we received partial settlements of $4.9 million relating to the Chapter 11 bankruptcy case of Lehman Brothers Holdings Inc. and its affiliated debtors related to the Lehman Derivatives. The amounts received were recorded as a gain in other income in the statement of operations and reflected as an inflow of cash from financing activities in the statement of cash flow.

4.0% Convertible Senior Notes due 2014

As of December 31, 2012, we had outstanding $500.0 million of our 4.0% Convertible Senior Notes (the “4.0% Notes”) which were recorded at their discounted carrying value of $430.8 million. The maturity date of the 4.0% Notes is October 1, 2014. Interest on the 4.0% Notes is payable semi-annually on April 1 and October 1.

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

Upon conversion, we have the right to settle our conversion obligation in cash, shares of Class A common stock or a combination of cash and shares of our Class A common stock. From time to time, upon notice to the holders of the Notes, we may change our election regarding the form of consideration that we will use to settle our conversion obligation; provided, however, that we are not permitted to change its settlement election after February 18, 2013 for the 1.875% Notes and July 21, 2014 for the 4.0% Notes. As of February 4, 2013, we had elected to settle 100% of our conversion obligation pursuant to the Indenture governing the 1.875% Notes in cash.

At the end of the first quarter of 2012 the 4.0% Notes became convertible by the note holders because our Class A common stock closing price per share exceeded $39.49 for at least 20 trading days during the 30 consecutive trading day period ending on March 31, 2012. During each of the second, third, and fourth quarters, the 4.0% Notes remained convertible by the note holders. The 4.0% Notes will continue to be convertible through March 31, 2013, and will still be convertible thereafter, if one or more of the conversion conditions specified in the Indenture, dated as of April 24, 2009, are satisfied during future measurement periods. During 2012, we received 5 conversion notices totaling 17 notes valued at $1,000 per note. A portion of these notes were settled in shares of our Class A common stock and cash for fractional shares during the fourth quarter of 2012. The remaining portion is expected to settle during the first quarter of 2013.

At the end of the third quarter of 2012, the conversion right for the 1.875% Notes was triggered because our Class A common stock closing price per share exceeded $53.90 for at least 20 trading days during the 30 consecutive trading day period ending on September 30, 2012. The 1.875% Notes remained convertible by the noteholders as of December 31, 2012. During 2012, we received 8 conversion notices totaling 5,314 notes valued at $1,000 per note. A portion of these notes were settled in shares of our Class A common stock and cash for fractional shares during the fourth quarter of 2012. The remaining portion is expected to settle during the first quarter of 2013. Furthermore, during the first quarter of 2013, we received 4 conversion notices totaling 12,810 notes valued at $1,000 per note. These notes will be settled in shares of our Class A common stock and cash for fractional shares during the first and second quarter of 2013.

Senior Notes

8.0% Senior Notes and 8.25% Senior Notes

On July 24, 2009, Telecommunications issued $750.0 million of unsecured senior notes (the “Senior Notes”), $375.0 million of which were due August 15, 2016 (the “8.0% Notes”) and $375.0 million of which were due August 15, 2019 (the “8.25% Notes”). The 8.0% Notes had an interest rate of 8.00% per annum and were issued at a price of 99.330% of their face value. The 8.25% Notes have an interest rate of 8.25% per annum and were issued at a price of 99.152% of their face value. Interest on each of the Senior Notes is due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. During the year ended December 31, 2012, we redeemed the full $375.0 million in aggregate principal amount of our 8.0% Notes and $131.3 million in aggregate principal amount of our 8.25% Notes and paid the applicable premium for the redemption. The 8.25% Notes are fully and unconditionally guaranteed by SBAC.

5.75% Senior Notes

On July 13, 2012, we issued $800.0 million of unsecured senior notes (the “5.75% Notes”) due July 15, 2020. The Notes accrue interest at a rate of 5.75% and were issued at par. Interest on the 5.75% Notes is due semi-annually on July 15 and January 15 of each year beginning on January 15, 2013. We used the net proceeds from this offering to (1) repay all amounts outstanding under the Mobilitie Bridge Loan and (2) repay all amounts outstanding under our Revolving Credit Facility. The remaining proceeds were used for general corporate purposes.

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

5.625% Senior Notes

On September 28, 2012, we issued $500.0 million of unsecured senior notes (the “5.625% Notes”) due October 1, 2019. The Notes accrue interest at a rate of 5.625% and were issued at par. Interest on the 5.625% Notes is due semi-annually on October 1 and April 1 of each year beginning on April 1, 2013. We used the proceeds from the issuance of the 5.625% Notes to pay a portion of the cash consideration in the TowerCo II Holdings LLC acquisition.

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

Debt Service

As of December 31, 2012, we believe that our cash on hand, capacity available under our Revolving Credit Facility and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months based on the amounts outstanding as of December 31, 2012 and the interest rates accruing on those amounts on such date (in thousands):

1.875% Convertible Senior Notes due 2013	$471,733
4.0% Convertible Senior Notes due 2014	19,999
8.25% Senior Notes due 2019	20,109
5.625% Senior Notes due 2019	28,125
5.75% Senior Notes due 2020	46,000
4.254% and 5.101 % Tower Securities 2010-1 & 2	57,373
2.933% Tower Securities 2012-1	18,085
Revolving Credit Facility	5,335
2011 Term Loan	23,398
2012-1 Term Loan	14,724
2012-2 Term Loan	14,208

Total debt service for next 12 months:	$719,089

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

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual commitments as of December 31, 2012:

Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
	(in thousands)

Debt	$486,836	$520,487	$705,500	$28,000	$1,403,000	$2,296,250	$5,440,073
Interest payments (1)	232,254	223,802	187,505	178,234	150,963	226,123	1,198,881
Operating leases	141,711	143,636	144,337	143,442	144,149	5,385,802	6,103,077
Capital leases	1,640	1,437	1,039	353	24	—	4,493
Employment agreements	1,670	1,670	1,045	—	—	—	4,385

	$864,111	$891,032	$1,039,426	$350,029	$1,698,136	$7,908,175	$12,750,909

(1)	Represents interest payments based on the 2010-1 Tower Securities interest rate of 4.254%, the 2010-2 Tower Securities interest rate of 5.1010%, the 2012-1 Tower Securities interest rate of 2.933%, the Revolving Credit Facility interest rate of 2.335% as of December 31, 2012, the 2011 Term Loan at an interest rate of 3.750% as of December 31, 2012, 2012-1 Term Loan at an interest rate of 2.470% as of December 31, 2012, 2012-2 Term Loan at an interest rate of 3.750% as of December 31, 2012, the Convertible Senior Notes interest rate of 1.875% and 4.0%, and the Senior Notes interest rate of 8.25%, 5.625%, and 5.750%.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of December 31, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(in thousands)
Debt:
1.875% Convertible Senior Notes due 2013 (1)	$468,836	$—	$—	$—	$—	$—	$468,836	$714,094
4.0% Convertible Senior Notes due 2014 (1)	—	499,987	—	—	—	—	$499,987	$1,060,620
8.25% Senior Notes due 2019	—	—	—	—	—	243,750	$243,750	$272,391
5.625% Senior Notes due 2019	—	—	—	—	—	500,000	$500,000	$523,750
5.75% Senior Notes due 2020	—	—	—	—	—	800,000	$800,000	$848,000
4.254% 2010-1 Tower Securities (2)	—	—	680,000	—	—	—	$680,000	$713,619
5.101% 2010-2 Tower Securities (2)	—	—	—	—	550,000	—	$550,000	$621,379
2.933% 2012-1 Tower Securities (2)	—	—	—	—	610,000	—	$610,000	$635,614
Revolving Credit Facility	—	—	—	—	100,000	—	$100,000	$100,000
2011 Term Loan	5,000	5,000	5,000	5,000	5,000	467,500	$492,500	$493,731
2012-1 Term Loan	10,000	12,500	17,500	20,000	135,000	—	$195,000	$194,513
2012-2 Term Loan	3,000	3,000	3,000	3,000	3,000	285,000	$300,000	$300,750

Total debt obligation	$486,836	$520,487	$705,500	$28,000	$1,403,000	$2,296,250	$5,440,073	$6,478,461

(1)	Amounts set forth reflect the principal amount of the relevant convertible notes and do not reflect the total obligations that may be due on the convertible notes if they are converted prior to their maturity date. As of December 31, 2012, both the 1.875% Notes and the 4.0% Notes are convertible pursuant to the terms of their applicable indenture.
(2)	The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 15, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 17, 2017 and April 15, 2042, respectively. The anticipated repayment date and the final maturity date for the 2012-1 Tower Securities is December 15, 2017 and December 15, 2042, respectively.

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

•

our expectations regarding the opportunities in the international wireless markets in which we currently operate or have targeted for growth, our beliefs regarding how we can capitalize on such opportunities, and our intent to continue expanding internationally;

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

•	our expectation that we will grow our cash flows by adding tenants to our towers at minimal incremental costs and executing monetary amendments;

•	our intent to grow our tower portfolio, domestically and internationally, by 5% to 10% through tower acquisitions and the construction of new towers;

•	our intent to build between 380 and 400 new towers in 2013, domestically and internationally, and our expectation regarding the number of tenants on our new build towers;

•	our expectation that we will continue our ground lease purchase program and the estimates of the impact of such program on our financial results;

•	our expectation that we will continue to incur losses;

•

our expectations regarding our future cash capital expenditures, both discretionary and non-discretionary, including expenditures required to maintain, improve and modify our towers and general corporate expenditures, and the source of funds for these expenditures;

•	our intended use of our liquidity;

•

our expectations regarding our annual debt service in 2013 and thereafter, and our belief that our cash on hand, cash flows from operations for the next twelve months and availability under our Revolving Credit Facility will be sufficient to service our outstanding debt during the next twelve months;

•	our expectation that our revenues from our international operations will grow in the future;

•	our expectations regarding the effectiveness of our convertible note hedge transactions to minimize the dilution and costs associated with our outstanding convertible notes;

•	our expectations regarding the settlement of our convertible notes;

•	our belief regarding our credit risk; and

•	our belief regarding our compliance with applicable laws and litigation matters, and our estimates regarding certain accounting and tax matters.

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

•

our ability to successfully manage the risks associated with international operations, including risks relating to political or economic conditions, tax laws, currency restrictions legal or judicial systems, and land ownership;

•

our ability to successfully manage the risks associated with our acquisition initiatives, including our ability to effectively integrate acquired towers into our business and to achieve the financial results projected in our valuation models for the acquired towers;

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

•	our ability to successfully estimate the impact of regulatory and litigation matters;

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

Financial statements and supplementary data are on pages F-1 through F-52.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2012, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of SBA; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of SBA are being made only in accordance with authorizations of management and directors of SBA; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SBA’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of SBA’s internal control over financial reporting as of December 31, 2012 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that SBA’s internal control over financial reporting was effective as of December 31, 2012 based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SBA Communications Corporation and Subsidiaries

We have audited SBA Communications Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SBA Communications Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SBA Communications Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, shareholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2012 of SBA Communications Corporation and Subsidiaries and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Boca Raton, Florida

February 27, 2013

Item 9B. Other Information

Item 1.01 Entry into a Material Definitive Agreement.

On January 28, 2013, SBA Senior Finance II LLC entered into a Revolving Credit Commitment Increase Supplement, with Deutsche Bank Trust Company Americas, Toronto Dominion (Texas) LLC, as administrative agent, and The Toronto-Dominion Bank, New York Branch, as issuing lender, pursuant to which SBA Senior Finance II exercised its right to upsize the aggregate principal amount of its Revolving Credit Facility from $700 million to $730 million. All other terms of the Senior Credit Agreement remained the same.

SBA Communications and certain of its affiliates have previously entered into commercial financial arrangements with Deutsche Bank Trust Company Americas and its affiliates, and they have in the past provided financial, advisory, investment banking and other services to SBA Communications and its affiliates. Specifically, (i) Deutsche Bank Trust Company Americas acts as trustee in connection with our 2010 Tower Securities, (ii) Deutsche Bank Securities Inc. and Deutsche Bank Trust Company Americas have served as bookrunner and lender, respectively, in connection with amounts borrowed under the Senior Credit Agreement, and (iii) Deutsche Bank Securities Inc. acted as one of the underwriters in connection with (a) the issuance by SBA Telecommunications, Inc. of the 5.75% Senior Notes due 2020, (b) the issuance by SBA Communications of the 5.625% Senior Notes due 2019 and (c) the issuance by SBA Tower Trust of the Secured Tower Revenue Securities Series 2012-1.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information set forth under Item  1.01 is incorporated by reference herein.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is located on our internet web site at www.sbasite.com under “Investor Relations – Corporate Governance – Governance Documents.” We intend to provide disclosure of any amendments or waivers of our Code of Ethics on our website within four business days following the date of the amendment or waiver.

The remaining items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed on or before April 30, 2013.

ITEM 11. EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed on or before April 30, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed on or before April 30, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed on or before April 30, 2013.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed on or before April 30, 2013.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this Annual Report on Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

Exhibit No.	Description of Exhibits

1.1	Underwriting Agreement, dated March 7, 2012, by and among SBA Communications Corporation, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC. (1)

1.2	Underwriting Agreement, dated April 2, 2012, by and among SBA Communications Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mobilitie Holdings, L.L.C., Mobilitie Holdings II, L.L.C., Mobilitie Investments, LLC (f/k/a New Mobilitie Investments, LLC), Mobilitie Investments II, LLC (f/k/a New Mobilitie Investments II, LLC), Orlin Properties, LLC and Chicago Deferred Exchange Company, LLC. (2)

1.3	Underwriting Agreement, dated October 1, 2012, by and among SBA Communications Corporation, Morgan Stanley & Co. LLC and the selling shareholders listed on Schedule 1 thereto. (3)

2.1	Purchase and Sale Agreement, dated February 18, 2012, by and among SBA Communications Corporation, Monarch Towers Acquisition, LLC, Mobilitie Investments, LLC, Mobilitie Investments II, LLC, MPGJ-I, LLC, MPMA-I, LLC, MPGJ-II, LLC, and the Sellers identified on the signature pages thereto. (4)

2.2	Agreement and Plan of Merger, dated June 25, 2012, by and among SBA Communications Corporation, SBA 2012 Acquisition, LLC, TowerCo II Holdings LLC and TowerCo III Holdings LLC. (5)

3.4	Fourth Amended and Restated Articles of Incorporation, as Amended, of SBA Communications Corporation. (6)

3.5A	Amended and Restated Bylaws of SBA Communications Corporation, effective as of January 16, 2012. (7)

4.6	Rights Agreement, dated as of January 11, 2002, between SBA Communications Corporation and the Rights Agent. (8)

4.6A	First Amendment to Rights Agreement, dated as of March 17, 2006, between SBA Communications Corporation and Computershare Trust Company, N.A (9)

4.13	Indenture, dated May 16, 2008, between SBA Communications Corporation and U.S. Bank National Association. (10)

4.14	Form of 1.875% Convertible Senior Notes due 2013 (included in Exhibit 4.13). (10)

4.15	Indenture, dated April 24, 2009, between SBA Communications Corporation and U.S. Bank National Association. (11)

4.15A	Form of Senior Indenture. (12)

4.16	Form of 4.0% Convertible Senior Note due 2014 (included in Exhibit 4.15). (11)

4.16A	Form of Subordinated Indenture. (12)

4.17	Indenture, dated July 24, 2009, between SBA Communications Corporation and U.S. Bank National Association. (13)

4.18	Form of 8.000% Senior Notes due 2016 (included in Exhibit 4.17). (13)

4.19	Form of 8.250% Senior Notes due 2019 (included in Exhibit 4.17). (13)

4.20	Indenture, dated July 13, 2012, between SBA Telecommunications, Inc., SBA Communications Corporation and U.S. Bank National Association. (14)

4.21	Form of 5.75% Senior Notes due 2020 (included in Exhibit 4.20). (14)

4.22	Indenture, dated as of September 28, 2012, between SBA Communications Corporation and U.S. Bank National Association. (15)

4.23	Form of 5.625% Senior Notes due 2019 (included in Exhibit 4.22). (15)

10.1	SBA Communications Corporation Registration Rights Agreement dated as of March 5, 1997, among the Company, Steven E. Bernstein, Ronald G. Bizick, II and Robert Grobstein. (16)

10.2	Purchase Agreement, dated July 26, 2012, among SBA Senior Finance, LLC, Deutsche Bank Trust Company Americas, as trustee, and the several initial purchasers listed on Schedule I thereto. (17)

10.3	Fifth Loan and Security Agreement Supplement and Amendment, dated as of August 9, 2012, by and among SBA Properties, Inc., SBA Sites, Inc. and SBA Structures, Inc., as Borrowers, SBA Infrastructure, LLC, SBA Towers USVI II, Inc. and SBA Monarch Towers III, LLC, as Additional Borrowers, and Midland Loan Services, a Division of PNC Bank, National Association, as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee. (17)

10.24	1999 Equity Participation Plan. (18)+

10.25	1999 Employee Stock Purchase Plan. (18)+

10.33	2001 Equity Participation Plan as Amended and Restated on May 16, 2002. (19)+

10.35E	Employment Agreement, dated July 1, 2011, between SBA Communications Corporation and Jeffrey A. Stoops. (20)+

10.49	Amended and Restated Loan and Security Agreement, dated as of November 18, 2005, by and between SBA Properties, Inc. and the Additional Borrower or Borrowers that may become a party thereto and SBA CMBS 1 Depositor LLC. (21)

10.50	Management Agreement, dated as of November 18, 2005, by and among SBA Properties, Inc., SBA Network Management, Inc. and SBA Senior Finance, Inc. (21)

10.57B	Amended and Restated Employment Agreement, made and entered into as of January 1, 2010, between SBA Communications Corporation and Kurt L. Bagwell. (22)+

10.57C	Amended and Restated Employment Agreement, dated as of July 30, 2012, between SBA Communications Corporation and Kurt L. Bagwell. (23)+

10.58B	Amended and Restated Employment Agreement, made and entered into as of January 1, 2010, between SBA Communications Corporation and Thomas P. Hunt. (22)+

10.58C	Amended and Restated Employment Agreement, dated as of July 30, 2012, between SBA Communications Corporation and Thomas P. Hunt. (23)+

10.60	Joinder and Amendment to Management Agreement, dated November 6, 2006, by and among SBA Properties, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc., SBA Sites, Inc., SBA Towers USVI, Inc., and SBA Structures, Inc., and SBA Network Management, Inc., and SBA Senior Finance, Inc. (24)

10.61	Second Loan and Security Agreement Supplement and Amendment, dated as of November 6, 2006, by and among SBA Properties, Inc., and SBA Towers, Inc., SBA Puerto Rico, Inc., SBA Sites, Inc., SBA Towers USVI, Inc., and SBA Structures, Inc. and Midland Loan Services, Inc., as Servicer on behalf of LaSalle Bank National Association, as Trustee. (24)

10.71	Form of Convertible Bond Hedge Transaction Agreement entered into by SBA Communications Corporation with each of Lehman Brothers OTC Derivatives Inc., Citibank, N.A., Deutsche Bank AG London Branch, and Wachovia Capital Markets, LLC and Wachovia Bank, National Association. (25)

10.72	Form of Issuer Warrant Transaction Letter Agreement entered into by SBA Communications Corporation with each of Lehman Brothers OTC Derivatives Inc., Citibank, N.A., Deutsche Bank AG London Branch, and Wachovia Capital Markets, LLC and Wachovia Bank, National Association. (25)

10.75A	SBA Communications Corporation 2008 Employee Stock Purchase Plan, as amended on May 4, 2011. (26)+

10.76	Form of Indemnification Agreement dated January 15, 2009 between SBA Communications Corporation and its directors and certain officers. (27)

10.79	Form of Convertible Bond Hedge Transaction Agreement entered into by SBA Communications Corporation with each of Citibank, N.A., Barclays Bank PLC, Deutsche Bank AG, London Branch, JP Morgan Chase Bank, National Association and Wachovia Capital Markets, LLC. (28)

10.80	Form of Issuer Warrant Transaction Letter Agreement entered into by SBA Communications Corporation with each of Citibank, N.A., Barclays Bank PLC, Deutsche Bank AG, London Branch, JP Morgan Chase Bank, National Association and Wachovia Capital Markets, LLC. (28)

10.85	Employment Agreement, made and entered into as of October 28, 2009, between SBA Communications Corporation and Brendan T. Cavanagh. (29)+

10.85B	Amended and Restated Employment Agreement, dated as of July 30, 2012, between SBA Communications Corporation and Brendan T. Cavanagh. (23)+

10.86A	Amended and Restated Credit Agreement, dated as of June 30, 2011, among SBA Senior Finance II, as borrower, the several lenders from time to time parties thereto, Toronto Dominion (Texas) LLC, as administrative agent, JPMorgan Chase Bank, N.A., as term loan syndication agent, Barclays Capital, as co-term loan syndication agent, The Royal Bank of Scotland plc and Wells Fargo Bank, National Association, as co-term loan documentation agents, Citibank, N.A. and JPMorgan Chase Bank, N.A., as co-revolving facility documentation agents, and the other agents thereto. (30)

10.86D	First Amendment, dated as of May 9, 2012, among SBA Senior Finance II LLC, as borrower, the Extending Revolving Lenders (as defined therein) and Toronto Dominion (Texas) LLC, as administrative agent. (31)

10.86E	Second Amendment, dated as of May 9, 2012, among SBA Senior Finance II LLC, as borrower, the Incremental Tranche A Term Lenders (as defined therein) and Toronto Dominion (Texas) LLC, as administrative agent, TD Securities (USA) LLC and Wells Fargo Securities, LLC, as joint lead arrangers, and TD Securities (USA) LLC, Wells Fargo Securities, LLC, RBS Securities Inc., Citibank, N.A. and Deutsche Bank Securities Inc., as bookrunners. (31)

10.86F	Revolving Credit Commitment Increase Supplement, dated as of May 9, 2012, among SBA Senior Finance II LLC, as borrower, Citibank, N.A., Toronto Dominion (Texas) LLC, as administrative agent, and The Toronto-Dominion Bank, New York Branch, as issuing lender. (31)

10.86G	Revolving Credit Commitment Increase Supplement, dated as of May 9, 2012, among SBA Senior Finance II LLC, as borrower, Deutsche Bank Trust Company Americas, Toronto Dominion (Texas) LLC, as administrative agent, and The Toronto-Dominion Bank, New York Branch, as issuing lender. (31)

10.86H	Revolving Credit Commitment Increase Supplement, dated as of May 9, 2012, among SBA Senior Finance II LLC, as borrower, The Royal Bank of Scotland Plc, Toronto Dominion (Texas) LLC, as administrative agent, and The Toronto-Dominion Bank, New York Branch, as issuing lender. (31)

10.86I	Revolving Credit Commitment Increase Supplement, dated as of May 9, 2012, among SBA Senior Finance II LLC, as borrower, Toronto Dominion (New York) LLC, Toronto Dominion (Texas) LLC, as administrative agent, and The Toronto-Dominion Bank, New York Branch, as issuing lender. (31)

10.86J	Revolving Credit Commitment Increase Supplement, dated as of May 9, 2012, among SBA Senior Finance II LLC, as borrower, Wells Fargo Bank, N.A., Toronto Dominion (Texas) LLC, as administrative agent, and The Toronto-Dominion Bank, New York Branch, as issuing lender. (31)

10.86K	Third Amendment, dated as of September 28, 2012, among SBA Senior Finance II LLC, as borrower, the several lenders from time to time parties thereto, and Toronto Dominion (Texas) LLC, as administrative agent, Citigroup Global Markets Inc., Barclays Bank PLC and J.P. Morgan Securities LLC, as joint lead arrangers, and Citigroup Global Markets Inc., Barclays Bank PLC, J.P. Morgan Securities LLC, TD Securities (USA) LLC, Wells Fargo Securities, LLC, RBS Securities Inc. and Deutsche Bank Securities Inc., as bookrunners. (15)

10.86L	Fourth Amendment, dated as of September 28, 2012, among SBA Senior Finance II LLC, as borrower, the several lenders from time to time parties thereto, and Toronto Dominion (Texas) LLC, as administrative agent, Citigroup Global Markets Inc., Barclays Bank PLC and J.P. Morgan Securities LLC, as joint lead arrangers, and Citigroup Global Markets Inc., Barclays Bank PLC, J.P. Morgan Securities LLC, TD Securities (USA) LLC, Wells Fargo Securities, LLC, RBS Securities Inc. and Deutsche Bank Securities Inc., as bookrunners. (15)

10.86M	Fifth Amendment, dated as of September 28, 2012, among SBA Senior Finance II LLC, as borrower, the Incremental Tranche B Term Lenders (as defined therein) and Toronto Dominion (Texas) LLC, as administrative agent, Citigroup Global Markets Inc., Barclays Bank PLC and J.P. Morgan Securities LLC, as joint lead arrangers, and Citigroup Global Markets Inc., Barclays Bank PLC, J.P. Morgan Securities LLC, TD Securities (USA) LLC, Wells Fargo Securities, LLC, RBS Securities Inc. and Deutsche Bank Securities Inc., as bookrunners. (15)

10.86N	Revolving Credit Commitment Increase Supplement, dated as of January 28, 2013, among SBA Senior Finance II LLC, as borrower, Deutsche Bank Trust Company Americas, Toronto Dominion (Texas) LLC, as administrative agent, and The Toronto-Dominion Bank, New York Branch, as issuing lender. *

10.87A	Amended and Restated Guarantee and Collateral Agreement, dated as of June 30, 2011, among SBAC, SBA Telecommunications, Inc., SBA Senior Finance, Inc., SBA Senior Finance II and certain of SBA Senior Finance II’s subsidiaries, as identified in the Guarantee and Collateral Agreement, in favor of Toronto Dominion (Texas) LLC, as administrative agent. (30)

10.89	SBA Communications Corporation 2010 Performance and Equity Incentive Plan. (32)+

10.90	Third Loan and Security Agreement Supplement and Amendment, dated as of April 16, 2010, by and among SBA Properties, Inc., SBA Sites, Inc. and SBA Structures, Inc., as Borrowers, and Midland Loan Services, Inc., as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee. (33)

10.91	Fourth Loan and Security Agreement Supplement and Amendment, dated as of April 16, 2010, by and among SBA Properties, Inc., SBA Sites, Inc. and SBA Structures, Inc., as Borrowers, and Midland Loan Services, Inc., as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee. (33)

10.92	Credit Agreement, dated as of April 2, 2012, among SBA Monarch Acquisition, LLC (formerly known as Monarch Towers Acquisition, LLC), as borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Barclays Bank PLC, as joint lead arrangers and bookrunners. (34)

10.93	Guarantee and Collateral Agreement, dated as of April 2, 2012, among SBA Telecommunications, Inc., SBA Monarch Acquisition, LLC (formerly known as Monarch Towers Acquisition, LLC) and certain of its subsidiaries, in favor of JPMorgan Chase Bank, N.A., as administrative agent. (34)

10.94	Revolving Credit Commitment Increase Supplement, dated as of April 2, 2012, among SBA Senior Finance II LLC, as borrower, JPMorgan Chase Bank, N.A., Toronto Dominion (Texas) LLC, as administrative agent, and The Toronto-Dominion Bank, New York Branch, as issuing lender. (34)

10.95	Revolving Credit Commitment Increase Supplement, dated as of April 2, 2012, among SBA Senior Finance II LLC, as borrower, Barclays Bank PLC, Toronto Dominion (Texas) LLC, as administrative agent, and The Toronto-Dominion Bank, New York Branch, as issuing lender. (34)

10.96	Purchase Agreement, dated July 10, 2012, among SBA Communications Corporation, SBA Telecommunications, Inc. and J.P. Morgan Securities LLC, as representative of the several initial purchasers listed on Schedule 1 thereto. (14)

10.97	Registration Rights Agreement, dated July 13, 2012, among SBA Communications Corporation, SBA Telecommunications, Inc. and J.P. Morgan Securities LLC, as representative of the several initial purchasers listed on Schedule 2 thereto. (14)

10.98	Purchase Agreement, dated September 20, 2012, between SBA Communications Corporation and J.P. Morgan Securities LLC, as representative of the several initial purchasers listed on Schedule 1 thereto. (35)

10.99	Registration Rights Agreement, dated September 28, 2012, between SBA Communications Corporation and J.P. Morgan Securities LLC, as representative of the several initial purchasers listed on Schedule 2 thereto. (15)

*21	Subsidiaries.

*23.1	Consent of Ernst & Young LLP.

*31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith.
(1)	Incorporated by reference to the Form 8-K dated March 12, 2012, previously filed by the Registrant.
(2)	Incorporated by reference to the Form 8-K dated April 5, 2012, previously filed by the Registrant.
(3)	Incorporated by reference to the Form 8-K dated October 4, 2012, previously filed by the Registrant.
(4)	Incorporated by reference to the Form 8-K dated February 27, 2012, previously filed by the Registrant.
(5)	Incorporated by reference to the Form 8-K dated June 28, 2012, previously filed by the Registrant.
(6)	Incorporated by reference to the Form S-4 dated May 19, 2010, previously filed by the Registrant.
(7)	Incorporated by reference to the Form 8-K dated February 1, 2012, previously filed by the Registrant.
(8)	Incorporated by reference to the Form 8-K dated January 14, 2002, previously filed by the Registrant.
(9)	Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2006, previously filed by the Registrant.
(10)	Incorporated by reference to the Form 8-K dated May 22, 2008, previously filed by the Registrant.
(11)	Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2009, previously filed by the Registrant.
(12)	Incorporated by reference to the Form S-3ASR dated February 27, 2012, previously filed by the Registrant.
(13)	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2009, previously filed by the Registrant.
(14)	Incorporated by reference to the Form 8-K dated July 16, 2012, previously filed by the Registrant.
(15)	Incorporated by reference to the Form 8-K dated September 28, 2012, previously filed by the Registrant.
(16)	Incorporated by reference to the Registration Statement on Form S-4, previously filed by the Registrant (Registration No. 333-50219).
(17)	Incorporated by reference to the Form 10-Q for the quarter ended September 30, 2012, previously filed by the Registrant.
(18)	Incorporated by reference to the Registration Statement on Form S-1/A, previously filed by the Registrant (Registration No. 333-76547).
(19)	Incorporated by reference to the Schedule 14A Preliminary Proxy Statement dated April 16, 2002, previously filed by the Registrant.
(20)	Incorporated by reference to the Form 10-Q for the quarter ended September 30, 2011, previously filed by the Registrant.
(21)	Incorporated by reference to the Form 10-K for the year ended December 31, 2005, previously filed by the Registrant.
(22)	Incorporated by reference to the Form 10-K for the year ended December 31, 2009, previously filed by the Registrant.
(23)	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2012, previously filed by the Registrant.
(24)	Incorporated by reference to the Form 10-K for the year ended December 31, 2006, previously filed by the Registrant.
(25)	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2008, previously filed by the Registrant.
(26)	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2011, previously filed by the Registrant.
(27)	Incorporated by reference to the Form 10-K for the year ended December 31, 2008, previously filed by the Registrant.
(28)	Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2009, previously filed by the Registrant.
(29)	Incorporated by reference to the Form 10-K for the year ended December 31, 2009, previously filed by the Registrant.
(30)	Incorporated by reference to the Form 8-K dated July 7, 2011, previously filed by the Registrant.
(31)	Incorporated by reference to the Form 8-K dated May 14, 2012, previously filed by the Registrant.
(32)	Incorporated by reference to the Form S-8 dated May 20, 2010, previously filed by the Registrant.
(33)	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2010, previously filed by the Registrant.
(34)	Incorporated by reference to the Form 8-K dated April 2, 2012, previously filed by the Registrant.
(35)	Incorporated by reference to the Form 8-K dated September 25, 2012, previously filed by the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

By:	/s/ Jeffrey A. Stoops

Jeffrey A. Stoops Chief Executive Officer and President

Date:	February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven E. Bernstein	Chairman of the Board of Directors	February 27, 2013
Steven E. Bernstein

/s/ Jeffrey A. Stoops	Chief Executive Officer and President	February 27, 2013
Jeffrey A. Stoops	(Principal Executive Officer)

/s/ Brendan T. Cavanagh	Chief Financial Officer	February 27, 2013
Brendan T. Cavanagh	(Principal Financial Officer)

/s/ Brian D. Lazarus	Chief Accounting Officer	February 27, 2013
Brian D. Lazarus	(Principal Accounting Officer)

/s/ Brian C. Carr	Director	February 27, 2013
Brian C. Carr

/s/ Duncan H. Cocroft	Director	February 27, 2013
Duncan H. Cocroft

/s/ George R. Krouse Jr.	Director	February 27, 2013
George R. Krouse Jr.

/s/ Jack Langer	Director	February 27, 2013
Jack Langer

/s/ Kevin L. Beebe	Director	February 27, 2013
Kevin L. Beebe

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of SBA Communications Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SBA Communications Corporation and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SBA Communications Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida

February 27, 2013

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$233,099	$47,316
Restricted cash	27,708	22,266
Short-term investments	5,471	5,773
Accounts receivable, net of allowance of $246 and $135 at December 31, 2012 and 2011, respectively	39,099	22,100
Costs and estimated earnings in excess of billings on uncompleted contracts	23,644	17,655
Prepaid and other current assets	39,542	14,246

Total current assets	368,563	129,356

Property and equipment, net	2,671,317	1,583,393
Intangible assets, net	3,134,133	1,639,784
Deferred financing fees, net	66,324	42,064
Other assets	355,280	211,802

Total assets	$6,595,617	$3,606,399

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$27,694	$12,755
Accrued expenses	42,052	23,746
Current maturities of long-term debt	475,351	5,000
Deferred revenue	76,668	49,779
Accrued interest	46,233	32,351
Other current liabilities	195,690	3,250

Total current liabilities	863,688	126,881

Long-term liabilities:
Long-term debt	4,880,752	3,349,485
Other long-term liabilities	186,475	129,282

Total long-term liabilities	5,067,227	3,478,767

Redeemable noncontrolling interests	11,711	12,064

Shareholders’ equity (deficit):
Preferred stock - par value $.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $.01, 400,000 shares authorized 126,933 and 109,675 shares issued and outstanding at December 31, 2012 and 2011, respectively	1,269	1,097
Additional paid-in capital	3,111,107	2,268,244
Accumulated deficit	(2,462,176)	(2,281,139)
Accumulated other comprehensive income, net	2,791	485

Total shareholders’ equity (deficit)	652,991	(11,313)

Total liabilities and shareholders’ equity (deficit)	$6,595,617	$3,606,399

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the year ended December 31,
	2012	2011	2010
Revenues:
Site leasing	$846,094	$616,294	$535,444
Site development	107,990	81,876	91,175

Total revenues	954,084	698,170	626,619

Operating expenses:

Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	188,951	131,916	119,141
Cost of site development	90,556	71,005	80,301
Selling, general and administrative	72,148	62,828	58,209
Acquisition related expenses	40,433	7,144	10,106
Asset impairment	6,383	5,472	5,862
Depreciation, accretion and amortization	408,467	309,146	278,727

Total operating expenses	806,938	587,511	552,346

Operating income	147,146	110,659	74,273

Other income (expense):
Interest income	1,128	136	432
Interest expense	(196,241)	(160,896)	(149,921)
Non-cash interest expense	(70,110)	(63,629)	(60,070)
Amortization of deferred financing fees	(12,870)	(9,188)	(9,099)
Loss from extinguishment of debt, net	(51,799)	(1,696)	(49,060)
Other income (expense)	5,654	(165)	29

Total other expense	(324,238)	(235,438)	(267,689)

Loss before provision for income taxes	(177,092)	(124,779)	(193,416)

Provision for income taxes	(6,594)	(2,113)	(1,005)

Net loss from continuing operations	(183,686)	(126,892)	(194,421)

Income from discontinued operations, net of income taxes	2,296	—	—

Net loss	(181,390)	(126,892)	(194,421)
Net loss (income) attributable to the noncontrolling interest	353	436	(253)

Net loss attributable to SBA Communications Corporation	$(181,037)	$(126,456)	$(194,674)

Basic and diluted per common share amounts:
Loss from continuing operations	$(1.53)	$(1.14)	$(1.68)
Income from discontinued operations	0.02	—	—

Net loss per common share	$(1.51)	$(1.14)	$(1.68)

Basic and diluted weighted average number of common shares	120,280	111,595	115,591

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(in thousands)

	For the year ended December 31,
	2012	2011	2010
Net loss from continuing operations	$(183,686)	$(126,892)	$(194,421)
Income from discontinued operations, net of taxes	2,296	—	—
Other comprehensive loss associated with derivative instruments:
Amortization of net deferred loss from settlement of derivative financial instruments	—	—	632
Write-off of net deferred loss from derivative instruments related to repurchase of debt	—	—	3,645
Foreign currency translation adjustments	2,306	(1,728)	701

Comprehensive loss	(179,084)	(128,620)	(189,443)
Other comprehensive loss (gain) attributable to noncontrolling interest	353	436	(298)

Comprehensive loss attributable to SBA Communications Corporation	$(178,731)	$(128,184)	$(189,741)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(in thousands)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
	Shares	Amount

BALANCE, December 31, 2009	117,082	$1,171	$2,228,268	$(1,627,602)	$(2,803)	$915	$599,949
Net loss attributable to SBA Communications	—	—	—	(194,674)	—	253	(194,421)
Amortization of net deferred loss from settlement of derivative financial instruments	—	—	—	—	632	—	632
Write-off of net deferred loss from derivative instruments related to repurchase of debt	—	—	—	—	3,645	—	3,645
Foreign currency translation adjustments	—	—	—	—	701	—	701
Non-cash compensation	—	—	10,560	—	—	—	10,560
Common stock issued in connection with stock purchase/option plans	924	9	16,124	—	—	—	16,133
Proceeds from the settlement of convertible note hedges	—	—	8,497	—	—	—	8,497
Purchase of redeemable noncontrolling interests	—	—	(7,500)	—	—	(703)	(8,203)
Exchange of redeemable noncontrolling interests	—	—	(12,492)	—	—	(465)	(12,957)
Repurchase and retirement of common stock	(3,174)	(32)	—	(107,394)	—	—	(107,426)

BALANCE, December 31, 2010	114,832	$1,148	$2,243,457	$(1,929,670)	$2,175	$—	$317,110
Net loss attributable to SBA Communications	—	—	—	(126,456)	—	—	(126,456)
Foreign currency translation adjustments	—	—	(38)	—	(1,690)	—	(1,728)
Equity component related to repurchases of the 1.875% convertible debt	—	—	(2,607)	—	—	—	(2,607)
Non-cash compensation	—	—	11,639	—	—	—	11,639
Common stock issued in connection with stock purchase/option plans	761	8	15,793	—	—	—	15,801
Repurchase and retirement of common stock	(5,918)	(59)	—	(225,013)	—	—	(225,072)

BALANCE, December 31, 2011	109,675	$1,097	$2,268,244	$(2,281,139)	$485	$—	$(11,313)

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(in thousands)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
	Shares	Amount

BALANCE, December 31, 2011	109,675	$1,097	$2,268,244	$(2,281,139)	$485	$—	$(11,313)
Net loss attributable to SBA Communications Corporation	—	—	—	(181,037)	—	—	(181,037)
Foreign currency translation adjustments	—	—	—	—	2,306	—	2,306
Equity component related to repurchases of convertible debt	—	—	(41,569)	—	—	—	(41,569)
Non-cash compensation	—	—	14,202	—	—	—	14,202
Common stock issued in connection with acquisitions	9,839	98	555,280	—	—	—	555,378
Common stock issued in connection with options plans/restriction lapse	1,414	14	31,138	—	—	—	31,152
Proceeds from sale of common stock	6,005	60	283,812	—	—	—	283,872

BALANCE, December 31, 2012	126,933	$1,269	$3,111,107	$(2,462,176)	$2,791	$—	$652,991

The accompanying notes are an integral part of these consolidated financial statements

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(181,390)	$(126,892)	$(194,421)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	(2,296)	—	—
Depreciation, accretion, and amortization	408,467	309,146	278,727
Non-cash interest expense	70,110	63,629	60,070
Deferred income tax expense (benefit)	1,360	(1,686)	(737)
Asset impairment	6,383	5,472	5,862
Non-cash compensation expense	13,968	11,469	10,501
Amortization of deferred financing fees	12,870	9,188	9,099
Loss from extinguishment of debt, net	51,799	1,696	49,060
Other non-cash items reflected in the Statements of Operations	(5,317)	768	163
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	(18,804)	(3,709)	(5,919)
Prepaid and other assets	(82,759)	(27,425)	(15,023)
Accounts payable and accrued expenses	8,251	3,814	(3,313)
Accrued interest	13,882	58	(3,300)
Other liabilities	44,390	3,530	10,371

Net cash provided by operating activities	340,914	249,058	201,140

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and related earn-outs	(2,258,655)	(379,320)	(328,045)
Capital expenditures	(113,265)	(126,938)	(66,618)
Proceeds from sale of DAS networks	100,000	—	—
Other investing activities	(3,131)	(1,630)	(30,376)

Net cash used in investing activities	(2,275,051)	(507,888)	(425,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 5.625% and 5.75% Senior Notes, net of fees	1,277,729	—	—
Proceeds from SBA Tower Trust Series 2012, net of fees	596,083	—	—
Borrowings under Revolving Credit Facility	584,000	250,000	20,000
Repayments under Revolving Credit Facility	(484,000)	(270,000)	—
Proceeds from Term Loans, net of fees	493,107	492,560	—
Proceeds from Mobilitie Bridge Loan, net of fees	395,000	—	—
Proceeds from sale of common stock, net of fees	283,872	—	—
Repurchase of 8.0% Notes and 8.25% Notes	(542,203)	—	—
Repayment of Mobilitie Bridge Loan	(400,000)	—	—
Payments on early extinguishment of convertible debt	(107,493)	(17,038)	(30,409)
Repayments of Term Loans	(10,000)	(2,500)	—
Repurchase and retirement of common stock	—	(225,072)	(107,426)
Proceeds from 2010 Tower Securities, net of fees	—	—	1,212,194
Payment on extinguishment of CMBS Certificates	—	—	(979,368)
Proceeds from employee stock purchase/stock option plans	31,152	15,801	16,133
Other financing activities	(835)	(1,704)	(4,303)

Net cash provided by financing activities	2,116,412	242,047	126,821

Effect of exchange rate changes on cash and cash equivalents	1,212	(155)	15
Net cash provided by discontinued operations:
Operating Activities	2,296	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	185,783	(16,938)	(97,063)
CASH AND CASH EQUIVALENTS:
Beginning of year	47,316	64,254	161,317

End of year	$233,099	$47,316	$64,254

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2012	2011	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$182,474	$161,257	$153,607

Income taxes	$5,304	$4,218	$1,545

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:

Assets acquired through capital leases	$2,509	$2,570	$1,130

Increase in accounts payable and accrued expenses for capital expenditures	$10,166	$2,470	$2,800

Deferred payment on Brazil acquired assets	$175,890	$—	$—

Issuance of stock for acquisitions	$555,378	$—	$—

Promissory note received in connection with disposition of DAS assets	$25,000	$—	$—

Contribution of DAS Networks in exchange for equity investment	$—	$—	$11,000

Exchange of redeemable noncontrolling interests	$—	$—	$12,500

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

SBA Communications Corporation (the “Company” or “SBA”) was incorporated in the State of Florida in March 1997. The Company is a holding company that holds all of the outstanding capital stock of SBA Telecommunications, LLC (formerly known as SBA Telecommunications, Inc.), (“Telecommunications”). Telecommunications is a holding company that holds the outstanding capital stock of SBA Senior Finance, LLC (formerly known as SBA Senior Finance, Inc.), (“SBA Senior Finance”) and SBA Towers IV, an operating subsidiary that is not a party to any loan agreement. SBA Towers IV also owns the interest in our Brazilian subsidiaries. SBA Senior Finance is a holding company that holds, directly or indirectly, the equity interest in certain subsidiaries that issued the Secured Tower Revenue Securities Series 2010-1 (the “2010-1 Tower Securities”), the Secured Tower Revenue Securities Series 2010-2 (the “2010-2 Tower Securities” and together with the 2010-1 Tower Securities, the “2010 Tower Securities”) and the Secured Tower Revenue Securities Series 2012-1 (the “2012-1 Tower Securities” and together with the 2010 Tower Securities, the “Tower Securities”) and certain subsidiaries that were not involved in the issuance of the SBA Tower Securities. With respect to the subsidiaries involved in the issuance of the SBA Tower Securities, SBA Senior Finance is the sole member of SBA Holdings, LLC and SBA Depositor, LLC. SBA Holdings, LLC is the sole member of SBA Guarantor, LLC. SBA Guarantor, LLC holds all of the capital stock of the companies referred to as the “Borrowers” under the SBA Tower Securities (see Note 13). With respect to subsidiaries not involved in the issuance of the SBA Tower Securities, SBA Senior Finance holds all of the membership interests in SBA Senior Finance II, LLC (“SBA Senior Finance II”) and certain non-operating subsidiaries. SBA Senior Finance II holds, directly or indirectly, all the capital of the International subsidiaries, with the exception of our Brazilian subsidiary, and certain other tower companies (known as “Tower Companies”). SBA Senior Finance II also holds, directly or indirectly, all the capital stock and/or membership interests of certain other subsidiaries involved in providing services, including SBA Network Services, LLC (formerly known as SBA Network Services, Inc.), (“Network Services”) as well as SBA Network Management, Inc. (“Network Management”) which manages and administers the operations of the Borrowers.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below outlines the legal structure of the Company at December 31, 2012:

As of December 31, 2012, the Company owned and operated wireless communications towers in the United States and its territories. In addition, the Company owned towers in Brazil, Canada, Costa Rica, El Salvador, Guatemala, Nicaragua, and Panama. Space on these towers is leased primarily to wireless service providers. As of December 31, 2012, the Company owned 17,491 tower sites.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The significant estimates made by management relate to the allowance for doubtful accounts, the costs and revenue relating to the Company’s construction contracts, stock-based compensation assumptions, valuation allowance related to deferred tax assets, fair value of long-lived assets, the useful lives of towers and intangible assets, anticipated property tax assessments, fair value of investments and asset retirement obligations. Management develops estimates based on historical experience and on various assumptions about the future that are believed to be reasonable based on the information available. These estimates ultimately may differ from actual results and such differences could be material.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks, money market funds, commercial paper and other marketable securities with an original maturity of three months or less at the time of purchase. These investments are carried at cost, which approximates fair value.

Investments

Investment securities with original maturities of more than three months but less than one year at time of purchase are considered short-term investments. The Company’s short-term investments primarily consist of certificates of deposit with maturities of less than a year. Investment securities with maturities of more than a year are considered long-term investments and are classified in other assets on the accompanying Consolidated Balance Sheets. Long-term investments primarily consist of U.S. Treasuries, mutual funds, and preferred securities. Gross purchases and sales of the Company’s investments are presented within “Cash flows from investing activities” on the Company’s Consolidated Statements of Cash Flows.

The Company accounts for its equity investments in privately held companies under the cost method. The aggregate carrying value of the Company’s cost-method investments was approximately $51.7 million and $48.2 million as of December 31, 2012 and December 31, 2011 respectively, and is classified within other assets on the Company’s condensed consolidated balance sheets.

The Company evaluates its cost-method investments for impairment at least annually. The Company determines the fair value of its cost-method investments by considering available evidence, including general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing. The Company measures and records its cost-method investments at fair value when they are deemed to be other-than-temporarily impaired. The Company did not recognize any impairment loss during the years ended December 31, 2012, December 31, 2011, and December 31, 2010.

Restricted Cash

The Company classifies all cash pledged as collateral to secure certain obligations and all cash whose use is limited as restricted cash. This includes cash held in escrow to fund certain reserve accounts relating to the Tower Securities as well as for payment and performance bonds and surety bonds issued for the benefit of the Company in the ordinary course of business (see Note 4).

Property and Equipment

Property and equipment are recorded at cost or at estimated fair value (in the case of acquired properties), adjusted for asset impairment and estimated asset retirement obligations. Costs associated with the development and construction of towers are capitalized as a cost of the towers. Costs for self-constructed towers include direct materials and labor, indirect costs and capitalized interest. Approximately $0.3 million, $0.5 million, and $0.4 million of interest cost was capitalized in 2012, 2011 and 2010, respectively.

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

Betterments, improvements and significant repairs, which increase the value or extend the life of an asset, are capitalized and depreciated over the remaining estimated useful life of the respective asset. Changes in an asset’s estimated useful life are accounted for prospectively, with the book value of the asset at the time of the change being depreciated over the revised remaining useful life. There has been no material impact for changes in estimated useful lives for any years presented.

Deferred Financing Fees

Financing fees related to the issuance of debt have been deferred and are being amortized using the effective interest rate method over the expected length of related indebtedness (see Note 13).

Deferred Lease Costs

The Company defers certain initial direct costs associated with the origination of tenant leases and lease amendments and amortizes these costs over the initial lease term or over the lease term remaining if related to a lease amendment. Such deferred costs were approximately $10.2 million, $5.1 million, and $4.7 million in 2012, 2011, and 2010, respectively. Amortization expense was $4.6 million, $4.6 million, and $3.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in cost of site leasing on the accompanying Consolidated Statements of Operations. As of December 31, 2012 and 2011, unamortized deferred lease costs were $15.6 million and $9.9 million, respectively, and are included in other assets on the accompanying Consolidated Balance Sheets.

Intangible Assets

The Company classifies as intangible assets the fair value of current leases in place at the acquisition date of towers and related assets (referred to as the “Current contract intangibles”), and the fair value of future tenant leases anticipated to be added to the acquired towers (referred to as the “Network location intangibles”). These intangibles are estimated to have a useful life consistent with the useful life of the related tower assets, which is typically 15 years. For all intangible assets, amortization is provided using the straight-line method over the estimated useful lives as the benefit associated with these intangible assets is anticipated to be derived evenly over the life of the asset.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

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

The Company records an impairment charge when the Company believes an investment in towers or related assets has been impaired, such that future undiscounted cash flows would not recover the then current carrying value of the investment in the tower site and related intangible. Estimates and assumptions inherent in the impairment evaluation include, but are not limited to, general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. In addition, the Company makes certain assumptions in determining an asset’s fair value for the purpose of calculating the amount of an impairment charge. The Company recorded an impairment charge of $6.4 million, $5.5 million and $5.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Fair Value Measurements

The Company determines the fair market values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following three levels of inputs may be used to measure fair value:

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

Revenue Recognition

Revenue from site leasing is recorded monthly and recognized on a straight-line basis over the current term of the related lease agreements, which are generally five to ten years. Receivables recorded related to the straight-lining of site leases are reflected in other assets on the Consolidated Balance Sheets. Rental amounts received in advance are recorded as deferred revenue on the Consolidated Balance Sheets.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 31, 2011, the Company entered into a Master Amendment with one of its wireless service provider customers. The Master Amendment serves as a separate amendment to each individual existing tenant lease agreement that the Company is currently a party to with that customer. Among other items, the Master Amendment (1) extends the current term of the individual leases, (2) permits the customer limited early termination rights which will be exercisable over a multi-year period, commencing in the second half of 2013, on a specific number of the existing leases, (3) allows the customer to make certain specific equipment changes at the tower sites in exchange for an increase in monthly rental payment due from the customer, and (4) slightly modifies the existing monthly lease rates of certain leases. The customer’s early termination rights are limited with respect to the aggregate number of leases that may be terminated and the number that may be terminated in any quarter. The specific leases to be terminated early and the timing of such terminations has not been determined as of the date of this filing. As a result, for accounting and financial statement purposes, the Company has made assumptions with regard to the leases to be terminated and the timing of the terminations. The Company has assumed that the customer will terminate the maximum number of leases allowable in each quarter, selecting the highest rental rate leases at the earliest allowable dates. The Company believes that these assumptions will ensure that only the minimum known revenue for the pool of leases covered by the Master Agreement will be accrued on a straight-line basis. The Company’s balance sheet and statement of operations reflect these assumptions. The actual leases that the customer terminates and the timing and number of terminations may or may not be those that we have identified in our assumptions. The Company will monitor actual results and elections under the Master Amendment and record any differences from previously made assumptions on a quarterly basis. To the extent that the actual results materially differ from the assumptions made, the Company will disclose the impact of these adjustments.

Allowance for Doubtful accounts

The Company performs periodic credit evaluations of its customers. The Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience, specific customer collection issues identified, and past due balances as determined based on contractual terms. Interest is charged on outstanding receivables from customers on a case by case basis in accordance with the terms of the respective contracts or agreements with those customers. Amounts determined to be uncollectible are written off against the allowance for doubtful accounts in the period in which uncollectibility is determined to be probable.

The following is a rollforward of the allowance for doubtful accounts for the years ended December 31, 2012, 2011, and 2010;

	For the year ended December 31,
	2012	2011	2010
	(in thousands)
Beginning balance	$135	$263	$350
Provision for doubtful accounts	330	70	630
Write-offs, net of recoveries	(219)	(198)	(717)

Ending balance	$246	$135	$263

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

The Company had taxable losses during the years ended December 31, 2012, 2011 and 2010, and as a result, net operating loss carry-forwards have been generated. The majority of these net operating loss carry-forwards are fully reserved as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses. The tax years 1997 through 2011 remain open to examination by the major jurisdictions in which the Company operates.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including stock options, restricted stock units and employee stock purchases under employee stock purchase plans. The Company records compensation expense, net of estimated forfeitures, for stock options and restricted stock units on a straight-line basis over the vesting period. Compensation expense for employee stock options is based on the estimated fair value of the options on the date of the grant using the Black-Scholes option-pricing model. Any stock options granted to non-employees would be valued using the Black-Scholes option-pricing model based on the market price of the underlying common stock on the “valuation date,” which for options to non-employees is the vesting date. Expense related to options granted to non-employees would be recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Compensation expense for restricted stock units is based on the fair market value of the units awarded at the date of the grant.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Retirement Obligations

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

The asset retirement obligation at December 31, 2012 and December 31, 2011 was $7.5 million and $5.4 million, respectively, and is included in other long-term liabilities on the Consolidated Balance Sheets. Upon settlement of the obligations, any difference between the cost to retire an asset and the recorded liability is recorded in the Consolidated Statements of Operations as a gain or loss. In determining the impact of the asset retirement obligations, the Company considered the nature and scope of the contractual restoration obligations contained in the Company’s third party ground leases, the historical retirement experience as an indicator of future restoration probabilities, intent in renewing existing ground leases through lease termination dates, current and future value and timing of estimated restoration costs and the credit adjusted risk-free rate used to discount future obligations.

The following summarizes the activity of the asset retirement obligation liability:

	For the year ended December 31,
	2012	2011
	(in thousands)
Beginning balance	$5,386	$5,214
Additions	2,261	9
Currency translation adjustment	1	(2)
Accretion expense	333	250
Removal / revision in estimates	(475)	(85)

Ending balance	$7,506	$5,386

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net income (loss) and other comprehensive income (loss).

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

Acquisitions

The Company accounts for acquisitions under the acquisition method of accounting. The assets and liabilities acquired are recorded at fair market value at the date of each acquisition and the results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions. The Company continues to evaluate all acquisitions for a period not to exceed one year after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed. The intangible assets represent the value associated with the current leases at the acquisition date (“Current contract Intangibles”) and future tenant leases anticipated to be added to the towers (“Network location intangibles”) and were calculated using the discounted values of the current or future expected cash flows. The intangible assets are estimated to have a useful life consistent with the useful life of the related tower assets, which is typically 15 years.

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

3.	FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnouts related to acquisitions are measured at fair value on a recurring basis using Level 3 inputs. The Company determines the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value, using a discounted probability-weighted approach, as determined using Level 3 inputs. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation if the performance targets contained in various acquisition agreements were met was $9.8 million and $5.5 million as of December 31, 2012 and December 31, 2011, respectively, which the Company recorded in accrued expenses on its Consolidated Balance Sheet.

Items Measured at Fair Value on a Nonrecurring Basis—The Company’s long-lived assets (see Note 2), intangibles and asset retirement obligations (see Note 2) are measured at fair value on a nonrecurring basis using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company considers many factors and makes certain assumptions when making this assessment, including but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. The fair value of the long-lived assets, intangibles and asset retirement obligations is calculated using a discounted cash flow model.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments—The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments, which consist of $5.3 million and $5.6 million in certificate of deposits, as of December 31, 2012 and December 31, 2011, respectively, approximate their related estimated fair values due to the short maturity of those instruments. The Company’s estimate of the fair value of its investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of the date ending December 31, 2012, the carrying value and fair value of the held-to-maturity investments, including current portion, was $1.3 million and $1.5 million, respectively. As of the date ending December 31, 2011, the carrying value and fair value of the held-to-maturity investments, including current portion, was $1.4 million and $1.6 million, respectively.

The Company determines fair value of its debt instruments utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Revolving Credit Facility is considered to be equal to the carrying value because the interest payments are based on Eurodollar rates that reset every month. The Company does not believe its credit risk has changed materially from the date the applicable Eurodollar Rate plus 187.5 basis points was set for the Revolving Credit Facility. The following table reflects fair values, principal balances and carrying values of the Company’s debt instruments (see Note 13).

	As of December 31, 2012			As of December 31, 2011
	Fair Value	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value
	(in millions)
1.875% Convertible Senior Notes due 2013	$714.1	$468.8	$457.4	$605.2	$535.0	$485.0
4.0% Convertible Senior Notes due 2014	1,060.6	500.0	430.8	761.6	500.0	397.6
8.0% Senior Notes due 2016	—	—	—	405.0	375.0	373.2
8.25% Senior Notes due 2019	272.4	243.8	242.2	407.8	375.0	372.4
5.625% Senior Notes due 2019	523.8	500.0	500.0	—	—	—
5.75% Senior Notes due 2020	848.0	800.0	800.0	—	—	—
4.254% 2010-1 Tower Securities	713.6	680.0	680.0	699.0	680.0	680.0
5.101% 2010-2 Tower Securities	621.4	550.0	550.0	579.0	550.0	550.0
2.933% 2012-1 Tower Securities	635.6	610.0	610.0	—	—	—
Revolving Credit Facility	100.0	100.0	100.0	—	—	—
2011 Term Loan	493.7	492.5	491.5	494.4	497.5	496.3
2012-1 Term Loan	194.5	195.0	195.0	—	—	—
2012-2 Term Loan	300.8	300.0	299.3	—	—	—

Totals:	$6,478.5	$5,440.1	$5,356.2	$3,952.0	$3,512.5	$3,354.5

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	RESTRICTED CASH

Restricted cash consists of the following:

	As of	As of
	December 31, 2012	December 31, 2011	Included on Balance Sheet
	(in thousands)
Securitization escrow accounts	$26,774	$21,378	Restricted cash - current asset
Payment and performance bonds	934	888	Restricted cash - current asset
Surety bonds and workers compensation	11,989	11,495	Other assets - noncurrent

Total restricted cash	$39,697	$33,761

Pursuant to the terms of the Tower Securities (see Note 13), the Company is required to establish a securitization escrow account, held by the indenture trustee, into which all rents and other sums due on the towers that secure the Tower Securities are directly deposited by the lessees. These restricted cash amounts are used to fund reserve accounts for the payment of (1) debt service costs, (2) ground rents, real estate and personal property taxes and insurance premiums related to tower sites, (3) trustee and servicing expenses, (4) management fees, and (5) to reserve a portion of advance rents from tenants. The restricted cash in the controlled deposit account in excess of required reserve balances is subsequently released to the Borrowers (as defined in Note 13) monthly, provided that the Borrowers are in compliance with their debt service coverage ratio and that no Event of Default has occurred. All monies held by the indenture trustee are classified as restricted cash on the Company’s Consolidated Balance Sheets.

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of December 31, 2012, the Company had $35.1 million in surety, payment and performance bonds for which it is only required to post $10.5 million in collateral. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of December 31, 2012 and 2011, the Company had pledged $2.3 million and $2.3 million, respectively, as collateral related to its workers compensation policy. Restricted cash for surety bonds and workers compensation are included in other assets on the Company’s Consolidated Balance Sheets.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	OTHER ASSETS

The Company’s other assets are comprised of the following:

	As of	As of
	December 31, 2012	December 31, 2011
	(in thousands)
Restricted cash-LT	$11,989	$11,495
Long-term investments	52,939	49,529
Prepaid land rent	112,940	57,510
Straight-line receivable	116,361	64,357
Other	61,051	28,911

Total other assets	$355,280	$211,802

6.	ACQUISITIONS

Mobilitie Acquisition

On April 2, 2012, the Company, through its wholly-owned subsidiary SBA Monarch Acquisition, LLC (“SBA Monarch”), completed the acquisition of the equity interests of specified entities that were affiliates of Mobilitie LLC (the “Mobilitie Acquisition”). As of April 2, 2012, these entities owned 2,281 towers with an additional 36 towers in development in the U.S. and Central America and also owned indoor and outdoor distributed antenna system (“DAS”) assets in Chicago, Las Vegas, New York City and Auburn, Alabama. The total consideration paid by the Company in the Mobilitie Acquisition was $1.1 billion consisting of (i) $850.0 million in cash and (ii) 5,250,000 newly issued shares of the Company’s Class A common stock. Transaction costs associated with the acquisition were approximately $13.6 million and are included in acquisition related expenses in the accompanying condensed consolidated statement of operations.

The Company has included the effect of the Mobilitie Acquisition in its results of operations prospectively from the date of the acquisition. Since the acquisition date through December 31, 2012, the Mobilitie assets had revenues of $83.3 million and a net loss of $23.6 million. The net loss includes the impact of discontinued operations from certain of the DAS assets that the Company sold to ExteNet Systems, Inc. (“ExteNet”) on September 6, 2012 and October 23, 2012.

The preliminary estimate of the fair value of the assets acquired and liabilities assumed as of the acquisition date relating to the Mobilitie Acquisition is summarized below (in thousands):

Cash and cash equivalents	$1,536
Accounts receivable	522
Other current assets	3,734
Assets held for sale (discontinued operations)	125,000
Property and equipment	498,638
Intangible assets:
Current contract intangibles	399,799
Network location intangibles	87,157
Other assets	22,599

Total assets acquired	1,138,985

Current liabilities assumed	(10,438)
Long-term deferred tax liability	(13,457)

Net assets acquired	$1,115,090

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The preliminary allocation of the purchase price will be finalized upon the completion of analyses of the fair value of the assets and liabilities acquired primarily related to property tax accruals and other working capital items.

TowerCo Acquisition

On October 1, 2012, the Company, through its wholly-owned subsidiary, completed the acquisition of TowerCo II Holdings LLC, which owned 3,256 tower sites in 47 states across the U.S. and Puerto Rico. As consideration for the acquisition, the Company paid $1.2 billion in cash and issued 4,588,840 shares of its Class A common stock. Transaction costs associated with the acquisition were approximately $17.0 million and are included in acquisition related expenses in the accompanying condensed consolidated statement of operations.

The Company has included the effect of the TowerCo Acquisition in its results of operations prospectively from the date of the acquisition. Since the acquisition date through December 31, 2012, the TowerCo assets had revenues of $42.4 million and a net loss of $18.8 million.

The preliminary estimate of the fair value of the assets acquired and liabilities assumed as of the acquisition date relating to the TowerCo Acquisition is summarized below (in thousands):

Cash and cash equivalents	$3,636
Accounts receivable	2,944
Other current assets	7,591
Property and equipment	538,680
Intangible assets:
Current contract intangibles	787,674
Network location intangibles	151,787
Other assets	11,150

Total assets acquired	1,503,462

Liabilities assumed	(8,568)

Net assets acquired	$1,494,894

The preliminary allocation of the purchase price will be finalized upon the completion of analyses of the fair value of the assets and liabilities acquired primarily related to property tax accruals and other working capital items.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro Forma Financial Information

The following table presents the unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2012 and 2011, respectively, as if the Mobilitie and TowerCo acquisitions were completed as if the acquisition of Mobilitie and TowerCo was completed as of January 1, 2011:

	For the years ended December 31,
	2012	2011
	(in thousands)
Revenues:
Site leasing	$988,216	$852,847
Site development	107,990	81,876

Total revenues	1,096,206	934,723

Operating income	$91,974	$(955)
Net loss	$(281,795)	$(328,825)

Other Acquisitions

During the year ended December 31, 2012, in addition to the Mobilitie and TowerCo acquisitions, the Company acquired 1,093 completed towers and related assets and liabilities. Of these, the Company acquired 800 freestanding wireless towers in Brazil from Vivo S.A. on December 20, 2012 for an aggregate purchase price of approximately $175.9 million which was paid on January 4, 2013 from cash on hand and borrowings under the Company’s Revolving Credit Facility.

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

Summary of Acquisitions

The following table summarizes the Company’s acquisition activity:

	For the year ended December 31,
	2012	2011	2010
Tower acquisitions (number of towers)	6,630	1,085	712

The following table summarizes the Company’s acquisition capital expenditures:

	For the year ended December 31,
	2012	2011	2010
	(in thousands)
Towers and related intangible assets	$2,205,859	$348,950	$294,426
Ground lease land purchases	46,865	25,755	24,950
Earnouts	5,931	4,615	8,669

Total acquisition capital expenditures	$2,258,655	$379,320	$328,045

The Company paid, as part of the ground lease purchase program, $9.7 million, $9.8 million, and $9.0 million for long-term extensions during the years ending 2012, 2011, and 2010, respectively.

Earnouts

The Company recorded $0.8 million of additional expense, net, and $0.7 million of a reduction in expense, net, related to contingent consideration fair value adjustments during the years ended December 31, 2012 and 2011, respectively. Adjustments recorded to contingent consideration in the year ended December 31, 2010 was not material.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, the Company’s estimate of its obligation if the performance targets contained in various acquisition agreements were met was $9.8 million which the Company recorded in accrued expenses, compared to the potential obligation of $5.5 million at December 31, 2011.

7.	DISCONTINUED OPERATIONS

On September 6, 2012, the Company sold certain DAS networks located in New York, Chicago and Las Vegas, to ExteNet for approximately $119.3 million, comprised of $94.3 million in cash and $25 million in the form of a promissory note. One additional DAS network in Auburn, Alabama was sold to ExteNet on October 23, 2012 for $5.7 million in cash.

The sold DAS networks, which are included in the Company’s Site Leasing segment, met both the component and held for sale criteria during the second quarter of 2012 and the results of operations associated with these assets have been reported as discontinued operations in the Company’s consolidated financial statements from the date of acquisition. The Company did not allocate any portion of the Company’s interest expense to discontinued operations.

The key components of discontinued operations for the year ended December 31, 2012 were as follows:

	For the year ended December 31,
	2012	2011
	(in thousands)
Site leasing revenue	$5,046	$—
Income from discontinued operations, net of taxes	2,296	—

8.	INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of December 31, 2012			As of December 31, 2011
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value
	(in thousands)
Current contract intangibles	$2,744,968	$(462,016)	$2,282,952	$1,391,001	$(333,522)	$1,057,479
Network location intangibles	1,101,566	(250,385)	851,181	772,467	(190,162)	582,305

Intangible assets	$3,846,534	$(712,401)	$3,134,133	$2,163,468	$(523,684)	$1,639,784

All intangibles noted above are contained in the Company’s site leasing segment. The Company amortizes its intangibles using the straight line method over the estimated life of the associated tower asset. Amortization expense relating to the intangible assets above was $188.7 million, $133.1 million and $117.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the purchase price is finalized for each acquisition.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated amortization expense on the Company’s intangibles assets is as follows:

For the year ended December 31,	(in thousands)

2013	$256,436
2014	256,436
2015	256,436
2016	256,436
2017	256,436
Thereafter	1,851,953

Total	$3,134,133

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of	As of
	December 31, 2012	December 31, 2011
	(in thousands)
Towers and related components	$3,757,859	$2,587,897
Construction-in-process	25,454	23,076
Furniture, equipment and vehicles	35,278	29,711
Land, buildings and improvements	290,931	168,988

	4,109,522	2,809,672
Less: accumulated depreciation	(1,438,205)	(1,226,279)

Property and equipment, net	$2,671,317	$1,583,393

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $219.5 million, $175.8 million, and $161.4 million for the years ended December 31, 2012, 2011, and 2010, respectively. At December 31, 2012 and 2011, non-cash capital expenditures that are included in accounts payable and accrued expenses were $17.3 million and $7.2 million, respectively.

10.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of the following:

	As of	As of
	December 31, 2012	December 31, 2011
	(in thousands)
Costs incurred on uncompleted contracts	$55,349	$37,790
Estimated earnings	20,883	14,268
Billings to date	(53,708)	(34,706)

	$22,524	$17,352

These amounts are included in the accompanying Consolidated Balance Sheets under the following captions:

	As of	As of
	December 31, 2012	December 31, 2011
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$23,644	$17,655
Other current liabilities (Billings in excess of costs and estimated earnings on uncompleted contracts)	(1,120)	(303)

	$22,524	$17,352

At December 31, 2012, five significant customers comprised 86.5% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, while at December 31, 2011, five significant customers comprised 91.4% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

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

	Percentage of Total Revenues
	For the year ended December 31,
	2012	2011	2010

Sprint	21.2%	19.8%	20.4%
AT&T	20.4%	23.8%	23.9%
T-Mobile	12.7%	10.7%	11.6%
Verizon Wireless	12.7%	14.8%	14.8%

The Company’s site leasing and site development segments derive revenue from these customers. Client percentages of total revenue in each of the segments are as follows:

	Percentage of Site Leasing Revenues
	for the year ended December 31,
	2012	2011	2010

Sprint	23.8%	22.3%	23.6%
AT&T	22.9%	26.8%	28.0%
T-Mobile	13.6%	11.2%	11.7%
Verizon Wireless	13.2%	15.5%	15.4%

	Percentage of Site Development Revenues
	for the year ended December 31,
	2012	2011	2010

Ericsson, Inc.	24.5%	9.0%	3.0%
Nsoro Mastec, LLC	16.2%	35.6%	31.2%
Verizon Wireless	8.9%	9.5%	11.2%
T-Mobile	5.8%	7.0%	10.6%

Five significant customers comprised 55.5% of total gross accounts receivable at December 31, 2012 compared to five significant customers which comprised 50.4% of total gross accounts receivable at December 31, 2011.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	December 31, 2012	December 31, 2011
	(in thousands)
Accrued earnouts	$9,840	$5,534
Salaries and benefits	8,810	5,432
Real estate and property taxes	9,580	5,557
Other	13,822	7,223

Total	$42,052	$23,746

As of December 31, 2012, total other current liabilities in the Company’s consolidated balance sheet was $195.7 million of which $177.5 million related to the deferred payment on the recent acquisition of the 800 towers in Brazil.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	DEBT

The carrying and principal values of debt consist of the following (in thousands):

	Maturity	As of		As of
	Date	December 31, 2012		December 31, 2011
		Carrying Value	Principal Balance	Carrying Value	Principal Balance

1.875% Convertible Senior Notes	May 1, 2013	$457,351	$468,836	$484,970	$535,000
4.000% Convertible Senior Notes	Oct. 1, 2014	430,751	499,987	397,612	500,000
8.000% Senior Notes	Aug. 15, 2016	—	—	373,198	375,000
8.250% Senior Notes	Aug. 15, 2019	242,205	243,750	372,365	375,000
5.625% Senior Notes	Oct. 1, 2019	500,000	500,000	—	—
5.750% Senior Notes	July 15, 2020	800,000	800,000	—	—
4.254% Secured Tower Revenue Securities Series 2010-1	April 15, 2015	680,000	680,000	680,000	680,000
5.101% Secured Tower Revenue Securities Series 2010-2	April 17, 2017	550,000	550,000	550,000	550,000
2.933% Secured Tower Revenue Securities Series 2012-1	Dec. 15, 2017	610,000	610,000	—	—
Revolving Credit Facility	May 9, 2017	100,000	100,000	—	—
2011 Term Loan B	June 30, 2018	491,518	492,500	496,340	497,500
2012-1 Term Loan A	May 9, 2017	195,000	195,000	—	—
2012-2 Term Loan B	Sept. 28, 2019	299,278	300,000	—	—

Total debt		5,356,103	5,440,073	3,354,485	3,512,500
Less: current maturities of long-term debt		(475,351)		(5,000)

Total long-term debt, net of current maturities		$4,880,752		$3,349,485

The Company’s future principal payment obligations (based on the outstanding debt as of December 31, 2012 and assuming the Tower Securities are repaid at their respective ARD dates) are as follows:

(in thousands)
2013	$486,836
2014	520,487
2015	705,500
2016	28,000
2017	1,403,000
Thereafter	2,296,250

Total	$5,440,073

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the years ended December 31, 2012, 2011, and 2010, respectively:

	For the year ended December 31,
	2012		2011		2010
	Cash Interest	Non-cash Interest	Cash Interest	Non-cash Interest	Cash Interest	Non-cash Interest
	(in thousands)
0.375% Convertible Senior Notes	$—	$—	$—	$—	$46	$1,755
1.875% Convertible Senior Notes	9,885	36,388	10,090	33,844	10,313	31,511
4.0% Convertible Senior Notes	20,000	33,149	20,000	29,149	20,000	25,643
8.0% Senior Notes	15,867	174	30,000	309	30,000	285
8.25% Senior Notes	23,177	192	30,938	237	30,938	218
5.625% Senior Notes	7,266	—	—	—	—	—
5.75% Senior Notes	21,594	—	—	—	—	—
CMBS Certificate Series 2006-1	—	—	—	—	16,430	—
2010 Secured Tower Revenue Securities	57,377	—	57,371	—	40,682	—
2012 Secured Tower Revenue Securities	7,133	—	—	—	—	—
Revolving Credit Facility	4,392	—	3,209	—	1,903	—
2011 Term Loan	18,894	179	9,705	90	—	—
2012-1 Term Loan	3,567	—	—	—	—	—
2012-2 Term Loan	2,969	28	—	—	—	—
Mobilitie Bridge Loan	4,239	—	—	—	—	—
Capitalized interest	(319)	—	(518)	—	(447)	—
Other	200	—	101	—	56	658

Total	$196,241	$70,110	$160,896	$63,629	$149,921	$60,070

Senior Credit Agreement

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

On June 30, 2011, SBA Senior Finance II entered into an Amended and Restated Credit Agreement (as amended, supplemented, or modified from time to time, the “Senior Credit Agreement”) with several banks and other financial institutions or entities from time to time parties to the Senior Credit Agreement, to extend the maturity of the Revolving Credit Facility, to obtain a new $500.0 million senior secured term loan (the “2011 Term Loan”), and to amend certain terms of the existing credit agreement. In addition, at the time of entering into the Senior Credit Agreement, the remaining deferred financing fees balance related to the existing Credit Agreement prior to the amendment was transferred to the Revolving Credit Facility in accordance with accounting guidance for revolving credit facilities.

On April 2, 2012 and again on May 9, 2012, SBA Senior Finance II exercised its right to increase the aggregate principal amount of the Revolving Credit Facility under the Senior Credit Agreement from $500.0 million to $600.0 million and from $600.0 million to $700.0 million, respectively. The Company incurred deferred financing fees of approximately $1.1 million in relation to these increases.

On May 9, 2012, SBA Senior Finance II entered into a first amendment to the Senior Credit Agreement (the “First Amendment”) with several banks and other financial institutions or entities from time to time parties to the Senior Credit Agreement, to extend the maturity date of the Revolving Credit Facility to May 9, 2017.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also on May 9, 2012, SBA Senior Finance II entered into a second amendment to the Senior Credit Agreement (the “Second Amendment”) with several banks and other financial institutions or entities from time to time parties to the Senior Credit Agreement, to obtain a new $200.0 million senior secured term loan (the “2012-1 Term Loan”). The Company incurred financing fees of $2.7 million associated with the closing of this transaction which are being amortized through the maturity date.

On September 28, 2012, SBA Senior Finance II entered into a third amendment to the Senior Credit Agreement (the “Third Amendment”) and fourth amendment to the Senior Credit Agreement (the “Fourth Amendment”) with several banks and other financial institutions or entities from time to time parties to the Senior Credit Agreement, to amend certain definitions related to the calculation of leverage at the SBA level to be consistent with the method for calculating leverage at the SBA Senior Finance II level and to amend the Senior Credit Agreement to permit SBA Senior Finance II, without the consent of the other lenders, to request that one or more lenders provide SBA Senior Finance II with additional term loans or to increase the commitments under the Revolving Credit Facility. SBA Senior Finance II’s ability to request such additional term loans or increases in the Revolving Credit Facility is subject to its compliance with the conditions set forth in the Senior Credit Agreement.

On September 28, 2012, SBA Senior Finance II also entered into a fifth amendment to the Senior Credit Agreement (the “Fifth Amendment”) with several banks and other financial institutions or entities from time to time parties to the Senior Credit Agreement, to obtain a new $300.0 million senior secured term loan (the “2012-2 Term Loan” collectively with the 2011 Term Loans and 2012-1 Term Loan, the “Term Loans”). The Company incurred financing fees of $3.5 million associated with the closing of this transaction which are being amortized through the maturity date.

On January 28, 2013, SBA Senior Finance II exercised its right to increase the aggregate principal amount of the Revolving Credit Facility from $700.0 million to $730.0 million.

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility consists of a revolving loan under which up to $700.0 million aggregate principal amount as of December 31, 2012 ($730.0 million as of January 28, 2013) may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest at the Eurodollar Rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, May 9, 2017. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. A per annum commitment fee of 0.375% to 0.5% of the unused commitments under the Revolving Credit Facility is charged based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period. As of December 31, 2012, the amount outstanding of $100 million was accruing interest at 2.335% per annum.

During the year ended December 31, 2012, SBA Senior Finance II borrowed $584.0 million and repaid $484.0 million of the outstanding balance under the Revolving Credit Facility using proceeds from the 2012-1 Term Loan and the 5.75% Notes (as defined below). As of December 31, 2012, the availability under the Revolving Credit Facility was $600.0 million, subject to compliance with specified financial ratios and the satisfaction of other customary conditions to borrowing.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Term Loans under the Senior Credit Agreement

2011 Term Loan

The 2011 Term Loan consists of a senior secured term loan in an initial aggregate principal amount of $500.0 million and matures on June 30, 2018. The 2011 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin of 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus a margin of 275 basis points (with a Eurodollar Rate floor of 1%). As of December 31, 2012, the 2011 Term Loan was accruing interest at 3.75% per annum. The proceeds from the 2011 Term Loan were used to pay down $270.0 million of the existing balance on the Revolving Credit Facility during the year ended 2011 and for general corporate purposes. Principal on the 2011 Term Loan is repaid in quarterly installments of $1.25 million on the last day of each March, June, September and December, which commenced on September 30, 2011. The remaining principal balance of the 2011 Term Loan will be due and payable on the maturity date. SBA Senior Finance II has the ability to prepay any or all amounts under the 2011 Term Loan without premium or penalty. The 2011 Term Loan was issued at 99.75% of par value. The Company incurred financing fees of $4.9 million associated with the closing of this transaction.

During the year ended December 31, 2012, SBA Senior Finance II made repayments totaling $5.0 million on the 2011 Term Loan. As of December 31, 2012, the 2011 Term Loan had a principal balance of $492.5 million.

2012-1 Term Loan

The 2012-1 Term Loan consists of a senior secured term loan in an initial aggregate principal amount of $200.0 million and matures on May 9, 2017. The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of December 31, 2012, the 2012-1 Term Loan was accruing interest at 2.47% per annum. Having commenced on September 30, 2012, principal of the 2012-1 Term Loan is being repaid in quarterly installments on the last day of each March, June, September and December, in an amount equal to $2.5 million for each of the first eight quarters, $3.75 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-1 Term Loan without premium or penalty. To the extent not previously paid, the 2012-1 Term Loan will be due and payable on the maturity date. The 2012-1 Term Loan was issued at par. The Company incurred deferred financing fees of approximately $2.7 million in relation to this transaction which are being amortized through the maturity date. Proceeds from the 2012-1 Term Loan were used to pay amounts outstanding under the Revolving Credit Facility during the second quarter of 2012.

During the year ended December 31, 2012, SBA Senior Finance II made repayments totaling $5.0 million on the 2012-1 Term Loan. As of December 31, 2012, the 2012-1 Term Loan had a principal balance of $195.0 million.

2012-2 Term Loan

The 2012-2 Term Loan consists of a senior secured term loan in an initial aggregate principal amount of $300.0 million and matures on September 28, 2019. The 2012-2 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus 275 basis points (with a Eurodollar Rate floor of 1%). As of December 31, 2012, the 2012-2 Term Loan was accruing interest at 3.75% per annum. Principal of the 2012-2 Term Loan is to be repaid in equal quarterly installments on the last day of each March, June, September and December, commencing in March 2013, in an aggregate amount equal to $3.0 million per year. SBA Senior Finance II has the ability to prepay any or all

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amounts under the 2012-2 Term Loan without premium or penalty, with the exception of a 1% premium if prepayment occurs during the first year of the loan with proceeds from certain refinancing or repricing transactions. To the extent not previously paid, the 2012-2 Term Loan will be due and payable on the maturity date. The 2012-2 Term Loan was issued at 99.75% of par value. The Company incurred deferred financing fees of approximately $3.5 million in relation to this transaction which are being amortized through the maturity date. The Company used borrowings under the 2012-2 Term Loan to pay a part of the cash consideration in the TowerCo II Holdings LLC acquisition. The remaining proceeds under the 2012-2 Term Loan were used for general corporate purposes.

As of December 31, 2012, the 2012-2 Term Loan had a principal balance of $300.0 million.

Terms of the Senior Credit Agreement

The Senior Credit Agreement, as amended, requires SBA Senior Finance II and SBA Communications Corporation (“SBAC”) to maintain specific financial ratios, including, at the SBA Senior Finance II level, (1) a ratio of Consolidated Total Debt to Annualized Borrower EBITDA not to exceed 6.0 times for any fiscal quarter, (2) a ratio of Consolidated Total Debt and Net Hedge Exposure (calculated in accordance with the Senior Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 6.0 times for 30 consecutive days and (3) a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (calculated in accordance with the Senior Credit Agreement) of not less than 2.0 times for any fiscal quarter. In addition, SBAC’s ratio of Consolidated Total Net Debt to Consolidated Adjusted EBITDA (calculated in accordance with the Senior Credit Agreement) for any fiscal quarter on an annualized basis cannot exceed 9.5 times. The Senior Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of SBA Senior Finance II and its subsidiaries to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions, merge or consolidate, make certain restricted payments, enter into transactions with affiliates, and engage in certain asset dispositions, including a sale of all or substantially all of their property. As of December 31, 2012, SBA Senior Finance II and SBAC were in compliance with the financial covenants contained in the Senior Credit Agreement. The Senior Credit Agreement is also subject to customary events of default. Pursuant to an Amended and Restated Guarantee and Collateral Agreement, amounts borrowed under the Revolving Credit Facility, the Term Loans and certain hedging transactions that may be entered into by SBA Senior Finance II or the Subsidiary Guarantors (as defined in the Senior Credit Agreement) with lenders or their affiliates are secured by a first lien on the capital stock of SBA Telecommunications, LLC (formerly known as SBA Telecommunications Inc.), SBA Senior Finance, LLC (formerly known as SBA Senior Finance, Inc.) and SBA Senior Finance II and on substantially all of the assets (other than leasehold, easement and fee interests in real property) of SBA Senior Finance II and the Subsidiary Guarantors.

As of December 31, 2012, the Senior Credit Agreement permits SBA Senior Finance II, without the consent of the other lenders, to request that one or more lenders provide SBA Senior Finance II with additional term loans in an aggregate principal amount of up to $700.0 million of which up to $200.0 million may be a Term Loan A, provided that up to $200.0 million of incremental capacity may instead be used to increase the commitments under the Revolving Credit Facility. SBA Senior Finance II’s ability to request such increases in the Revolving Credit Facility or additional term loans is subject to its compliance with customary conditions set forth in the Senior Credit Agreement including, with respect to any additional term loan, compliance, on a pro forma basis, with the financial covenants and ratios set forth therein and an increase in the margin on existing term loans, to the extent required by the terms of the Senior Credit Agreement. Upon SBA Senior Finance II’s request, each lender may decide, in its sole discretion, whether to increase all or a portion of its Revolving Credit Facility commitment or whether to provide SBA Senior Finance II with additional term loans and, if so, upon what terms. On January 28, 2013, $30.0 million of this incremental capacity was committed under the Revolving Credit Facility, leaving $670.0 million of total available incremental capacity.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mobilitie Bridge Loan

On April 2, 2012, the Company, through its wholly-owned subsidiary SBA Monarch, entered into a credit agreement (the “Bridge Loan Credit Agreement”). Pursuant to the Bridge Loan Credit Agreement, SBA Monarch borrowed an aggregate principal amount of $400.0 million under a senior secured bridge loan (the “Mobilitie Bridge Loan”). The Mobilitie Bridge Loan was scheduled to mature on April 1, 2013. The Company incurred deferred financing fees of approximately $5.0 million in relation to this transaction which were being amortized through the maturity date. The Mobilitie Bridge Loan bore interest, at SBA Monarch’s election, at either the Base Rate plus a margin that ranged from 2.00% to 2.50% or the Eurodollar Rate plus a margin that ranged from 3.00% to 3.50%, in each case based on SBA Monarch’s ratio of Consolidated Total Debt to Consolidated Adjusted EBITDA (calculated in accordance with the Bridge Loan Credit Agreement).

On July 13, 2012, the Company repaid the $400.0 million outstanding principal balance under the Mobilitie Bridge Loan. The Company recorded $3.6 million as a loss on extinguishment of debt related to the write off of deferred financing fees on the Mobilitie Bridge Loan.

CMBS Certificates and Secured Tower Revenue Securities

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

Secured Tower Revenue Securities

2010 Tower Securities

On April 16, 2010, the Trust issued $680.0 million of 2010-1 Tower Securities and $550.0 million of 2010-2 Tower Securities (together the “2010 Tower Securities”). The 2010-1 Tower Securities have an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The weighted average annual fixed coupon interest rate of the 2010 Tower Securities is 4.7%, including borrowers’ fees, payable monthly. The anticipated repayment date and the final maturity date for the 2010–1 Tower Securities is April 15, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010–2 Tower Securities is April 17, 2017 and April 15, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers (as defined below). The Company incurred deferred financing fees of approximately $17.9 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2010 Tower Securities. Net proceeds from the 2010 Tower Securities were used to repay in full the outstanding 2006 CMBS Certificates in the amount of $938.6 million and pay the related prepayment consideration plus accrued interest and fees. The remaining net proceeds were used for general corporate purposes.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2012-1 Tower Securities

On August 9, 2012, the Company, through the Trust, issued $610 million of Secured Tower Revenue Securities Series 2012-1 (the “2012-1 Tower Securities”) which have an anticipated repayment date of December 15, 2017 and a final maturity date of December 15, 2042. The fixed coupon interest rate of the 2012-1 Tower Securities is 2.933% per annum, payable monthly. A portion of the net proceeds from the 2012-1 Tower Securities were used to repay in full the remaining $243.8 million balance of the 8.0% Senior Notes due 2016 plus $14.6 million in applicable premium associated with early redemption. The remaining net proceeds were used (1) to pay a portion of the cash consideration in connection with SBA’s acquisition of TowerCo II Holdings LLC and (2) for general corporate purposes.

In connection with the issuance of the 2012-1 Tower Securities, the parties entered into the Fifth Loan and Security Agreement Supplement and Amendment, dated as of August 9, 2012 (the “Fifth Loan Supplement”), which amended and supplemented the Amended and Restated Loan and Security Agreement, dated as of November 18, 2005. The Fifth Loan Supplement was executed by and among SBA Properties, LLC (formerly known as SBA Properties, Inc.), SBA Sites, LLC (formerly known as SBA Sites, Inc.), and SBA Structures, LLC (formerly known as SBA Structures, Inc.) (the “Initial Borrowers”) and SBA Infrastructure, LLC, SBA Monarch Towers III, LLC and SBA Towers USVI II, Inc. (the “Additional Borrowers” and together with the Initial Borrowers, the “Borrowers”) and other parties. Pursuant to the Fifth Loan Supplement, the Additional Borrowers were added as obligors under the mortgage loan and, with the Initial Borrowers, became jointly and severally liable for the aggregate $1.84 billion borrowed under the mortgage loan corresponding to the 2010 Tower Securities and 2012-1 Tower Securities.

Tower Revenue Securities Terms

The mortgage loan underlying the 2010 Tower Securities and the 2012-1 Tower Securities (together the “Tower Securities”) will be paid from the operating cash flows from the aggregate 5,152 tower sites owned by the Borrowers. The mortgage loan is secured by (i) mortgages, deeds of trust and deeds to secure debt on a substantial portion of the tower sites, (ii) a security interest in the towers and substantially all of the Borrowers’ personal property and fixtures, (iii) the Borrowers’ rights under certain tenant leases, and (iv) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., the Company’s indirect subsidiary, is entitled to receive a management fee equal to 7.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (i) within nine months (in the case of the components corresponding to the 2010 Tower Securities) or twelve months (in the case of the component corresponding to the 2012-1 Tower Securities) of the anticipated repayment date of such mortgage loan component, (ii) with proceeds received as a result of any condemnation or casualty of any tower site owned by the Borrowers or (iii) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of the Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the excess, if any, of (1) the present value associated with the portion of the principal balance being prepaid, calculated in accordance with the formula set forth in the mortgage loan agreement, on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date within nine months (in the case of the components corresponding to the 2010 Tower Securities) or twelve months (in the case of the component corresponding to the 2012-1 Tower Securities) of the anticipated repayment date of such mortgage loan component over (2) that portion of the principal balance of such class prepaid on the date of such prepayment.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To the extent that the mortgage loan components corresponding to the Tower Securities are not fully repaid by their respective anticipated repayment dates, the interest rate of each such component will increase by the greater of (i) 5% and (ii) the amount, if any, by which the sum of (x) the ten-year U.S. treasury rate plus (y) the credit-based spread for such component (as set forth in the mortgage loan agreement) plus (z) 5%, exceeds the original interest rate for such component.

Pursuant to the terms of the Tower Securities, all rents and other sums due on any of the tower sites owned by the Borrowers are directly deposited by the lessees into a controlled deposit account and are held by the indenture trustee. The monies held by the indenture trustee after the release date are classified as restricted cash on the Company’s Consolidated Balance Sheets (see Note 4). However, if the Debt Service Coverage Ratio, defined as the net cash flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers are required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30x or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the Debt Service Coverage Ratio exceeds 1.30x for two consecutive calendar quarters. If the Debt Service Coverage Ratio falls below 1.15x as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the Debt Service Coverage Ratio exceeds 1.15x for a calendar quarter. In addition, if either the 2010-1 Tower Securities, 2010-2 Tower Securities, or the 2012-1 Tower Securities are not fully repaid by their respective anticipated repayment dates, the cash flow from the tower sites owned by the Borrowers will be trapped by the trustee for the Tower Securities and applied first to repay the interest, at the original interest rates, on the mortgage loan components underlying the Tower Securities, second to fund all reserve accounts and operating expenses associated with those tower sites, third to pay the management fees due to SBA Network Management, Inc., fourth to repay principal of the Tower Securities and fifth to repay the additional interest discussed above. The mortgage loan agreement, as amended, also includes covenants customary for mortgage loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. As of December 31, 2012, the Borrowers met the required Debt Service Coverage Ratio as set forth in the mortgage loan agreement and were in compliance with all other covenants.

1.875% Convertible Senior Notes due 2013

On May 16, 2008, the Company issued $550.0 million of its 1.875% Convertible Senior Notes (the “1.875% Notes”). Interest is payable semi-annually on May 1 and November 1, and the Notes mature on May 1, 2013. The Company incurred fees of $12.9 million with the issuance of the 1.875% Notes of which $9.1 million was recorded as deferred financing fees and $3.8 million was recorded as a reduction to shareholders’ equity.

The Notes are convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 24.1196 shares of Class A common stock per $1,000 principal amount of 1.875% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $41.46 per share or a 20% conversion premium based on the last reported sale price of $34.55 per share of Class A common stock on the Nasdaq Global Select Market on May 12, 2008, the purchase agreement date. Effective February 4, 2013, the Company elected to settle its conversion obligation pursuant to the Indenture governing the 1.875% Notes in cash.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2011, the Company repurchased $15.0 million of the aggregate principal balance of the 1.875% Notes for $17.0 million in cash. Additionally, during the year ended December 31, 2012, the Company repurchased $66.2 million of the aggregate principal balance of the 1.875% Notes for $107.5 million in cash.

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

The Company is amortizing the debt discount on the 1.875% Notes utilizing the effective interest method over the life of the 1.875% Notes which increases the effective interest rate of the 1.875% Notes from its coupon rate of 1.875% to 9.351%. As of December 31, 2012, the carrying amount of the equity component related to the 1.875% Notes was $115.0 million.

The 1.875% Notes are reflected in long-term debt in the Company’s Consolidated Balance Sheets at carrying value. The following table summarizes the balances for the 1.875% Notes:

	As of December 31, 2012	As of December 31, 2011
	(in thousands)
Principal balance	$468,836	$535,000
Debt discount	(11,485)	(50,030)

Carrying value	$457,351	$484,970

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concurrently with the pricing of the 4.0% Notes, the Company entered into convertible note hedge and warrant transactions with affiliates of certain of the initial purchasers of the convertible notes. The initial strike price of the convertible note hedge transactions relating to the 4.0% Notes is $30.38 per share of the Company’s Class A common stock (the same as the initial conversion price of the 4.0% Notes) and the upper strike price of the warrant transactions is $44.64 per share.

The Company is amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate of the 4.0% Notes from its coupon rate of 4.0% to 12.9%. As of December 31, 2012, the carrying amount of the equity component related to the 4.0% Notes was $169.0 million.

The 4.0 % Notes are reflected in long-term debt in the Company’s Consolidated Balance Sheets at carrying value. The following table summarizes the balances for the 4.0% Notes:

	As of December 31, 2012	As of December 31, 2011
	(in thousands)
Principal balance	$499,987	$500,000
Debt discount	(69,236)	(102,388)

Carrying value	$430,751	$397,612

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

Upon conversion, the Company has the right to settle its conversion obligation in cash, shares of Class A common stock or a combination of cash and shares of its Class A common stock. From time to time, upon notice to the holders of the Notes, the Company may change its election regarding the form of consideration that it will use to settle its conversion obligation; provided, however, that the Company is not permitted to change its settlement election after February 18, 2013 for the 1.875% Notes and July 21, 2014 for the 4.0% Notes. Effective February 4, 2013, the Company elected to settle its conversion obligation pursuant to the Indenture governing the 1.875% Notes in cash.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the end of the first quarter of 2012, the 4.0% Notes became convertible by the note holders because the Company’s Class A common stock closing price per share exceeded $39.49 for at least 20 trading days during the 30 consecutive trading day period ending on March 31, 2012. During each of the second, third, and fourth quarters, the 4.0% Notes remained convertible by the note holders. During 2012, the Company received 5 conversion notices totaling 17 notes valued at $1,000 per note. A portion of these notes were settled in shares of our Class A common stock and cash for fractional shares during the fourth quarter of 2012. The remaining portion is expected to settle during the first quarter of 2013. Along with the conversion, the Company exercised the applicable bond hedges with the counterparties.

At the end of the third quarter of 2012, the conversion right for the 1.875% Notes was triggered because SBA’s Class A common stock closing price per share exceeded $53.90 for at least 20 trading days during the 30 consecutive trading day period ending on September 30, 2012. The 1.875% Notes remained convertible by the note holders as of December 31, 2012. During 2012, the Company received 8 conversion notices totaling 5,314 notes valued at $1,000 per note. A portion of these notes were settled in shares of our Class A common stock and cash for fractional shares during the fourth quarter of 2012. The remaining portion is expected to settle during the first quarter of 2013. Furthermore, during the first quarter of 2013, the Company received 4 conversion notices totaling 12,810 notes valued at $1,000 per note. These notes will be settled in shares of our Class A common stock and cash for fractional shares during the first and second quarter of 2013.

Senior Notes

8.0% Senior Notes and 8.25% Senior Notes

On July 24, 2009, the Company’s wholly-owned subsidiary, SBA Telecommunications, LLC (formerly known as Telecommunications, Inc.) (“Telecommunications”), issued $750.0 million of unsecured senior notes (the “Senior Notes”), $375.0 million of which were due August 15, 2016 (the “8.0% Notes”) and $375.0 million of which were due August 15, 2019 (the “8.25% Notes”). The 8.0% Notes had an interest rate of 8.00% per annum and were issued at a price of 99.330% of their face value. The 8.25% Notes have an interest rate of 8.25% per annum and were issued at a price of 99.152% of their face value. Interest on each of the Senior Notes was due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. The Company incurred deferred financing fees of approximately $16.5 million in relation to this transaction which were being amortized through the anticipated repayment date of each of the Senior Notes. Net proceeds of this offering were $727.8 million after deducting expenses and the original issue discount. The Company was amortizing the debt discount on the Senior Notes utilizing the effective interest method over the life of the 8.0% Notes and 8.25% Notes.

On April 13, 2012, the Company used the proceeds of an equity offering to redeem $131.3 million in aggregate principal amount of its 8.0% Notes and $131.3 million in aggregate principal amount of its 8.25% Notes and to pay $21.3 million as a premium on the redemption of the notes. Additionally, the Company wrote off $1.5 million and $4.3 million of debt discount and deferred financing fees, respectively, related to the redemption of the notes.

On August 29, 2012, the Company redeemed the remaining $243.8 million principal balance of the 8.0% Notes plus paid $14.6 million in applicable premium on the redemption of the notes. Additionally, the Company wrote off $1.0 million and $3.4 million of debt discount and deferred financing fees, respectively, related to the redemption of the notes.

As of December 31, 2012, the principal balance of the 8.25% Notes was $243.8 million and the carrying value was $242.2 million.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 8.25% Notes are subject to redemption in whole or in part on or after August 15, 2014, at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to August 15, 2014, Telecommunications may at its option redeem all or a portion of the 8.25% Notes at a redemption price equal to 100% of the principal amount thereof plus a “make whole” premium plus accrued and unpaid interest.

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

The 5.75% Notes are subject to redemption in whole or in part on or after July 15, 2016 at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to July 15, 2015, the Company may at its option redeem up to 35% of the aggregate principal amount of the 5.75% Notes originally issued at a redemption price of 105.75% of the principal amount of the 5.75% Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. If redeemed during the twelve-month period beginning on July 15, 2016, July 15, 2017, or July 15, 2018 through maturity, the redemption price will be 102.875%, 101.438%, and 100.000%, respectively, of the principal amount of the 5.75% Notes to be redeemed on the redemption date plus accrued and unpaid interest.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Indenture governing the 5.75% Notes contains customary covenants, subject to a number of exceptions and qualifications, including restrictions on Telecommunications’ ability to (1) incur additional indebtedness unless its Consolidated Indebtedness to Annualized Consolidated Adjusted EBITDA Ratio (as defined in the Indenture), pro forma for the additional indebtedness does not exceed 7.5x for the fiscal quarter, (2) merge, consolidate or sell assets, (3) make restricted payments, including dividends or other distributions, (4) enter into transactions with affiliates, and (5) enter into sale and leaseback transactions and restrictions on the ability of Telecommunications’ Restricted Subsidiaries (as defined in the Indenture) to incur liens securing indebtedness.

5.625% Senior Notes

On September 28, 2012, the Company issued $500.0 million of unsecured senior notes (the “5.625% Notes”) due October 1, 2019. The 5.625% Notes accrue interest at a rate of 5.625% per annum and were issued at par. Interest on the 5.625% Notes is due semi-annually on October 1 and April 1 of each year beginning on April 1, 2013. The Company incurred deferred financing fees of approximately $8.4 million in relation to this transaction which are being amortized through the maturity date. The Company used the proceeds from the issuance of the 5.625% Notes to pay a portion of the cash consideration in the TowerCo II Holdings LLC acquisition.

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

The 5.625% Notes are subject to redemption in whole or in part on or after October 1, 2016 at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to October 1, 2015, the Company may at its option redeem up to 35% of the aggregate principal amount of the 5.625% Notes originally issued at a redemption price of 105.625% of the principal amount of the 5.625% Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. If redeemed during the twelve-month period beginning on October 1, 2016, October 1, 2017, or October 1, 2018 until maturity, the redemption price will be 102.813%, 101.406%, and 100.000%, respectively, of the principal amount of the 5.625% Notes to be redeemed on the redemption date plus accrued and unpaid interest.

The Indenture governing the 5.625% Notes contains customary covenants, subject to a number of exceptions and qualifications, including restrictions on the Company’s ability to (1) incur additional indebtedness unless its Consolidated Indebtedness to Annualized Consolidated Adjusted EBITDA Ratio (as defined in the Indenture), pro forma for the additional indebtedness does not exceed 9.5x for the fiscal quarter, (2) merge, consolidate or sell assets, (3) make restricted payments, including dividends or other distributions, (4) enter into transactions with affiliates, and (5) enter into sale and leaseback transactions and restrictions on the ability of the Company’s Restricted Subsidiaries (as defined in the Indenture) to incur liens securing indebtedness.

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

The Company recorded amortization of $0.6 million as non-cash interest expense on the Company’s Consolidated Statements of Operations for the year ended December 31, 2010.

15.	REDEEMABLE NONCONTROLLING INTERESTS

In connection with the Company’s business operations in Canada and Central America, the Company entered into agreements with non-affiliated joint venture partners that contain both a put option for its partners and a call option for the Company, requiring or allowing the Company, in certain circumstances, to purchase the remaining interest in such entity at a price based on predetermined earnings multiples. Each of these options is triggered upon the occurrence of specified events and/or upon the passage of time. During 2011, the Company paid approximately $0.7 million to purchase the outstanding 4.6% interest in the Canadian joint venture increasing the Company’s interest in that joint venture to 100%. The put right in the Central American joint venture may be exercised after a certain date causing the Company to purchase the partner’s equity interests (the “Redemption Amount”) based on a formula defined in the joint venture agreement. None of these options are currently exercisable by either the Company or its partners. The noncontrolling interest is classified as a redeemable equity interest in mezzanine (or temporary equity) on the Company’s Consolidated Balance Sheets.

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

As of December 31, 2012 the redeemable noncontrolling interest presented on the Company’s Consolidated Balance Sheet represents the estimated fair value of the amount the Company could be required to pay to redeem the noncontrolling interest at the date of the exercise of either the put or the call option.

16.	SHAREHOLDERS’ EQUITY

Common Stock equivalents

The Company has potential common stock equivalents related to its outstanding stock options (see Note 17), restricted stock units, the 1.875% Notes and the 4.0% Notes (see Note 13). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive for the years ended December 31, 2012, 2011 and 2010, respectively. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for the years presented.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Repurchases

The Company’s Board of Directors authorized a stock repurchase program on April 27, 2011. This program authorizes the Company to purchase, from time to time, up to $300.0 million of the Company’s outstanding Class A common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements and other factors. This program became effective on April 28, 2011 and will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in the Company’s sole discretion.

During the year ended December 31, 2012, the Company did not repurchase any shares in conjunction with the stock repurchase program. During the year ended December 31, 2011, the Company repurchased and retired approximately 5,917,940 shares for an aggregate of $225.1 million (of which $75.1 million, including commissions and fees, was purchased under a previous repurchase plan) including commissions and fees. During the year ended December 31, 2010, the Company repurchased and retired approximately 3,174,385 shares for an aggregate of $107.4 million including commissions and fees. As of December 31, 2012, the Company had a remaining authorization to repurchase an additional $150.0 million of its common stock under its current $300.0 million stock repurchase program.

Registration of Additional Shares

On May 20, 2010, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 15.0 million shares of the Company’s Class A common stock issuable under the 2010 Performance and Equity Incentive Plan. See Note 17.

The Company filed shelf registration statements on Form S-4 with the Securities and Exchange Commission registering 4.0 million shares of its Class A common stock in 2007. These shares may be issued in connection with acquisitions of wireless communication towers or antenna sites and related assets or companies that own wireless communication towers, antenna sites or related assets. During the years ended December 31, 2012, 2011 and 2010, the Company did not issue any shares of its Class A common stock pursuant to this registration statement in connection with acquisitions. At December 31, 2012, approximately 1.7 million shares remain available for issuance under this shelf registration statement.

On February 27, 2012, the Company filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables the Company to issue shares of the Company’s Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, the Company will file a prospectus supplement and advise the Commission of the amount and type of securities each time the Company issues securities under this registration statement. For the year ended December 31, 2012, the Company did not issue any securities under this automatic shelf registration statement.

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 2, 2012, the Company completed the Mobilitie Acquisition. See Note 6. As consideration for the acquisition, the Company paid $850.0 million in cash and issued 5,250,000 shares of its Class A common stock.

On October 1, 2012, the Company completed the TowerCo Acquisition. See Note 6. As consideration for the acquisition, the Company paid $1.2 billion with cash on-hand and issued 4,588,840 shares of its Class A common stock.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	STOCK-BASED COMPENSATION

The Company has two equity participation plans (the 2001 Equity Participation Plan and the 2010 Performance and Equity Incentive Plan, the “2010 Plan”) whereby options (both non-qualified and incentive stock options), restricted stock units, stock appreciation rights and other equity and performance based instruments may be granted to directors, employees and consultants. The options and restricted stock units generally vest from the date of grant on a straight-line basis over the vesting term and generally have a seven-year or a ten-year contractual life.

Upon the adoption of the 2010 Plan by the Company’s shareholders on May 6, 2010, no further grants were permitted under the 2001 Equity Participation Plan. The 2010 Plan provides for the issuance of a maximum of 15.0 million shares of our Class A common stock, however, the aggregate number of shares that may be issued pursuant to restricted stock awards, restricted stock unit awards, stock bonus awards, performance awards, other stock-based awards or other awards granted under the 2010 Plan will not exceed 7.5 million. As of December 31, 2012, the Company had 13.5 million shares remaining available for future issuance under the 2010 Plan.

Restricted shares of Class A common stock or options to purchase Class A common stock have been granted in the past under the Company’s equity participation plans at prices below market value at the time of grant. The Company did not have any non-cash compensation expense during the years ended December 31, 2012, 2011 and 2010, respectively, relating to the issuance of restricted shares or options to purchase Class A common stock at below market value at the time of grant.

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

	For the year ended December 31,
	2012	2011	2010

Risk free interest rate	0.58% - 0.83%	0.66% - 2.17%	1.35% - 1.83%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	53.0%	53.9%	55.2%
Expected lives	3.8 - 4.6 years	3.5 - 4.5 years	3.6 - 4.3 years

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s activities with respect to its stock option plans for the years ended December 31, 2012, 2011 and 2010 as follows (dollars and number of shares in thousands, except for per share data):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	4,196	$21.77
Granted	539	$35.64
Exercised	(889)	$17.01
Canceled	(60)	$26.71

Outstanding at December 31, 2010	3,786	$24.78
Granted	578	$41.91
Exercised	(704)	$21.53
Canceled	(52)	$32.07

Outstanding at December 31, 2011	3,608	$28.06
Granted	613	$47.58
Exercised	(1,381)	$24.37
Canceled	(9)	$37.71

Outstanding at December 31, 2012	2,831	$34.06	4.1	$104,549

Exercisable at December 31, 2012	1,305	$27.66	2.9	$56,545

Unvested at December 31, 2012	1,526	$39.53	5.1	$48,004

The weighted-average per share fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $20.31, $18.53 and $15.88, respectively.

The total intrinsic value for options exercised during the years ended December 31, 2012, 2011 and 2010 was $49.0 million, $12.7 million and $17.8 million, respectively. Cash received from option exercises under all plans for the years ended December 31, 2012, 2011 and 2010 was approximately $32.0 million, $15.2 million and $15.1 million, respectively. No tax benefit was realized for the tax deductions from option exercises under all plans for the years ended December 31, 2012, 2011 and 2010, respectively.

The aggregate intrinsic value for stock options in the preceding tables represents the total intrinsic value based on the Company’s closing stock price of $70.98 as of December 31, 2012. The amount represents the total intrinsic value that would have been received by the holders of the stock-based awards had these awards been exercised and sold as of that date.

Additional information regarding options outstanding and exercisable at December 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
Range	Outstanding (in thousands)	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price	Exercisable (in thousands)	Weighted Average Exercise Price
$0.00 - $5.25	1	0.3	$1.32	1	$1.32
$5.26 - $10.50	19	2.1	$8.56	19	$8.56
$10.51 - $21.00	717	3.2	$19.53	479	$19.46
$21.01 - $31.50	230	2.5	$28.14	209	$28.11
$31.51 - $47.25	1,258	4.0	$37.30	597	$34.70
$47.26 - $52.50	606	6.2	$47.58	—	$—

	2,831			1,305

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of options outstanding that had not yet vested:

	Number of Shares (in thousands)	Weighted- Average Fair Value Per Share

Unvested as of December 31, 2011	1,640	$14.00
Shares granted	613	$20.31
Vesting during period	(718)	$12.58
Forfeited or canceled	(9)	$15.20

Unvested as of December 31, 2012	1,526	$17.20

As of December 31, 2012, the total unrecognized compensation cost related to unvested stock options outstanding under the Plans is $17.5 million. That cost is expected to be recognized over a weighted average period of 2.42 years.

The total fair value of shares vested during 2012, 2011, and 2010 was $9.0 million, $9.0 million, and $8.7 million, respectively.

Restricted Stock Units

The following table summarized the Company’s restricted stock unit activity for the year ended December 31, 2012:

	Number of Units	Weighted- Average Grant Date Fair Value per share
	(in thousands)
Outstanding at December 31, 2011	225	$39.22
Granted	138	$47.71
Vested	(68)	$38.78
Forfeited/canceled	(1)	$44.19

Outstanding at December 31, 2012	294	$43.27

Expected to vest, net of estimated forfeitures, as of December 31, 2012	291	$43.31

As of December 31, 2012, total unrecognized compensation expense related to unvested restricted stock units granted under the 2010 Plan was $9.1 million and is expected to be recognized over a weighted-average period of 3.22 years.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

In 2008, the Board of Directors of the Company adopted the 2008 Employee Stock Purchase Plan (“2008 Purchase Plan”) which reserved 500,000 shares of Class A common stock for purchase. The 2008 Purchase Plan permits eligible employee participants to purchase Class A common stock at a price per share which is equal to 85% of the fair market value of Class A common stock on the last day of an offering period.

For the year ended December 31, 2012, 23,724 shares of Class A common stock were issued under the 2008 Purchase Plan, which resulted in cash proceeds to the Company of approximately $1.1 million compared to the year ended December 31, 2011 when approximately 30,942 shares of Class A common stock were issued under the 2008 Purchase Plan, which resulted in cash proceeds to the Company of $1.0 million. At December 31, 2012, 380,045 shares remained available for issuance under the 2008 Purchase Plan. In addition, the Company recorded $0.2 million of non-cash compensation expense relating to the shares issued under the 2008 Purchase Plans for each of the years ended December 31, 2012, 2011, and 2010.

Non-Cash Compensation Expense

The table below reflects a break out by category of the non-cash compensation expense amounts recognized on the Company’s Statements of Operations for the years ended December 31, 2012, 2011, and 2010, respectively:

	For the year ended December 31,
	2012	2011	2010
	(in thousands, except per share amounts)

Cost of revenues	$187	$187	$189
Selling, general and administrative	13,781	11,282	10,312

Total cost of non-cash compensation included in loss before provision for income taxes	13,968	11,469	10,501
Amount of income tax recognized in earnings	—	—	—

Amount charged against loss	$13,968	$11,469	$10,501

In addition, the Company capitalized $0.2 million, $0.2 million and $0.1 million of non-cash compensation for the years ended December 31, 2012, 2011 and 2010, respectively, to fixed and intangible assets.

18.	INCOME TAXES

Loss before provision for income taxes from continuing operations by geographic area is as follows:

	For the year ended December 31,
	2012	2011	2010
		(in thousands)
Domestic	$(175,679)	$(118,671)	$(193,048)
Foreign	(1,413)	(6,108)	(368)

Total	$(177,092)	$(124,779)	$(193,416)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes on continuing operations consists of the following components:

	For the year ended December 31,
	2012	2011	2010
		(in thousands)
Current (benefit) provision for taxes:
Federal (1)	$(1,237)	$—	$—
Foreign	3,769	1,608	897
State (1)	2,702	2,191	845

Total current	5,234	3,799	1742

Deferred (benefit) provision for taxes:
Federal income taxes	(53,501)	(38,303)	(59,363)
State and local taxes	(13,750)	(5,111)	(6,083)
Foreign tax	(1)	(1,104)	(388)
Increase in valuation allowance	68,612	42,832	65,097

Total deferred	1,360	(1,686)	(737)

Total provision for income taxes	$6,594	$2,113	$1,005

(1)	Included in the 2012 current provision for income taxes on continuing operations is a benefit of $1.5 million that is an offset to the tax expense netted in discontinued operations. Of the $1.5 million benefit, $1.2 million relates to federal taxes and $0.3 million relates to state taxes.

A reconciliation of the provision for income taxes on continuing operations at the statutory U.S. Federal tax rate (35%) and the effective income tax rate is as follows:

	For the year ended December 31,
	2012	2011	2010
		(in thousands)
Statutory Federal benefit	$(61,982)	$(43,673)	$(67,696)
Foreign tax expense	1,878	1,576	1,065
State and local taxes benefit	(7,181)	(1,898)	(3,405)
Convertible debt interest expense and COD income	1,178	1,333	4,364
Non-deductible non-cash compensation	987	—	—
Other	3,102	1,943	1,580
Valuation allowance	68,612	42,832	65,097

Provision for income taxes	$6,594	$2,113	$1,005

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred income tax asset (liability) accounts are as follows:

	As of December 31,
	2012	2011
	(in thousands)
Current deferred tax assets:
Allowance for doubtful accounts	$648	$9
Deferred revenue	30,237	18,207
Accrued liabilities	4,891	2,885
Valuation allowance	(35,668)	(20,962)

Total current deferred tax assets, net (1)	$108	$139

Noncurrent deferred tax assets:
Net operating losses	$436,083	$402,392
Property, equipment & intangible basis differences	46,357	27,849
Accrued liabilities	15,259	10,166
Straight-line rents	—	8,090
Non-cash compensation	7,448	7,437
Other	5,081	2,741

Total noncurrent deferred tax assets	510,228	458,675

Noncurrent deferred tax liabilities:
Property, equipment & intangible basis differences	(318,446)	(300,432)
Convertible debt instruments	(3,660)	(3,823)
Straight-line Rents	(4,259)	(610)
Other	(6,631)	(4,887)
Valuation allowance	(198,016)	(154,886)

Total noncurrent deferred tax liabilities, net (2)	$(20,784)	$(5,963)

(1)	Amounts are included in Prepaid and other current assets on the Consolidated Balance Sheets.
(2)	Of these amounts, $148 and ($20,932) are included in the Other assets and Other long-term liabilities respectively on the accompanying Consolidated Balance Sheets as of December 31, 2012. As of December 31, 2011, $(5,963) is included within other long-term liabilities on the accompanying Consolidated Balance Sheet.

Valuation allowances of $233.7 million and $175.8 million were being carried to offset net deferred income tax assets as of December 31, 2012 and 2011, respectively. The net increase in the valuation allowance for the years ended December 31, 2012 and 2011 was $57.9 million and $38.1 million, respectively. At December 31, 2012 the valuation allowance related to federal and state tax credit carryovers was approximately $4.4 million and $0.4 million, respectively. These tax credits expire beginning 2017.

The Company has available at December 31, 2012, a net federal operating tax loss carry-forward of approximately $1.2 billion and an additional $152.9 million of net operating tax loss carry forward from stock options which will benefit additional paid-in capital when the loss is utilized. These net operating tax loss carry-forwards will expire between 2019 and 2032. The Internal Revenue Code places limitations upon the future availability of net operating losses based upon changes in the equity of the Company. If these occur, the ability of the Company to offset future income with existing net operating losses may be limited. In addition, the Company has available at December 31, 2012, a foreign net operating loss carry-forward of $15.4 million and a net state operating tax loss carry-forward of approximately $579.3 million. These net operating tax loss carry-forwards will expire between 2013 and 2032.

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

The Company does not expect to remit earnings from its foreign subsidiaries. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $4.6 million at December 31, 2012. Those earnings are considered to be permanently reinvested and, accordingly, no U.S. Federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company could be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

19.	COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under various non-cancelable operating leases for land, office space, equipment and site leases that expire at various times through December 2112. In addition, the Company is obligated under various non-cancelable capital leases for vehicles that expire at various times through December 2017.

The annual minimum lease payments under non-cancelable operating and capital leases in effect as of December 31, 2012 are as follows (in thousands):

For the year ended December 31,	Capital Leases	Operating Leases
2013	$1,640	$141,711
2014	1,437	143,636
2015	1,039	144,337
2016	353	143,442
2017	24	144,149
Thereafter	—	5,385,802

Total minimum lease payments	4,493	$6,103,077

Less: amount representing interest	(301)

Present value of future payments	4,192
Less: current obligations	(1,520)

Long-term obligations	$2,672

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

Rent expense for operating leases was $133.1 million, $82.8 million and $75.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, certain of the Company’s leases include contingent rent provisions which provide for the lessor to receive additional rent upon the attainment of certain tower operating results and/or lease-up. Contingent rent expense for the years ended December 31, 2012, 2011 and 2010 was $16.1 million, $13.7 million and $12.5 million, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Lease Obligations

The amounts applicable to capital leases for vehicles included in property and equipment, net were:

	As of	As of
	December 31, 2012	December 31, 2011
	(in thousands)
Vehicles	$7,826	$5,546
Less: accumulated depreciation	(3,069)	(1,932)

Vehicles, net	$4,757	$3,614

The Company’s capital lease obligations outstanding (included in other current and other long-term liabilities in the accompanying Consolidated Balance Sheets) were $ 4.2 million as of December 31, 2012 and $3.1 million as of December 31, 2011. As of December 31, 2012, these obligations bore interest rates ranging from 0.2% to 1.7% and will mature in periods ranging from approximately one to five years.

Tenant Leases

The annual minimum tower lease income to be received for tower space and antenna rental under non-cancelable operating leases in effect as of December 31, 2012 is as follows:

For the year ended December 31,	(in thousands)
2013	$934,199
2014	867,696
2015	769,680
2016	657,011
2017	544,214
Thereafter	2,833,582

Total	$6,606,382

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

Contingent Purchase Obligations

As discussed in Note 6, from time to time, the Company agrees to pay additional consideration (or earnouts) for acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the one to three years after they have been acquired. For the years ended December 31, 2012 and 2011, certain earnings targets associated with the acquired towers were achieved, and therefore, the Company paid in cash $5.9 million and $4.6 million, respectively. As of December 31, 2012, the Company’s estimate of its potential obligation if the performance targets contained in various acquisition agreements were met was $9.8 million which the Company recorded in accrued expenses. The maximum potential obligation related to the performance targets was $17.1 million and $11.2 million as of December 31, 2012 and December 31, 2011, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code that provides for voluntary employee contributions up to the limitations set forth in Section 402(g) of the Internal Revenue Code. Employees have the opportunity to participate following completion of three months of employment and must be 21 years of age. Employer matching begins immediately upon the employee’s participation in the plan. For the years ended December 31, 2012, 2011 and 2010, the Company made a discretionary matching contribution of 50% of an employee’s contributions up to a maximum of $3,000. Company matching contributions were approximately $1.0 million, $0.9 million and $0.7 million for years ended December 31, 2012, 2011 and 2010, respectively.

21.	SEGMENT DATA

The Company operates principally in two business segments: site leasing and site development. The Company’s reportable segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations. The site leasing segment includes results of the managed and sublease businesses. The site development segment includes the results of both consulting and construction related activities. During the fourth quarter of 2012, the Company combined its site development segments, as the nature of the services were complimentary to one another. All prior periods presented have been restated to conform to the current year presentation.

For the year ended December 31, 2012, 2011, and 2010, the Company’s leasing revenues generated outside of the United States were 5.7%, 3.4%, and 1.0%, respectively, of total consolidated leasing revenues. As of December 31, 2012 and December 31, 2011, the Company’s total assets outside of the United States were 12.2% and 8.7%, respectively, of total consolidated assets.

Revenues, cost of revenues (exclusive of depreciation, accretion and amortization), capital expenditures (including assets acquired through the issuance of shares of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company continues to operate are presented below:

	Site Leasing	Site Development	Not Identified by Segment (1)	Total
	(in thousands)
For the year ended December 31, 2012
Revenues	$846,094	$107,990	$—	$954,084
Cost of revenues (2)	$188,951	$90,556	$—	$279,507
Depreciation, amortization and accretion	$404,976	$2,118	$1,373	$408,467
Operating income (loss)	$149,642	$7,129	$(9,625)	$147,146
Capital expenditures (3)	$2,364,212	$6,466	$3,751	$2,374,429

For the year ended December 31, 2011
Revenues	$616,294	$81,876	$—	$698,170
Cost of revenues (2)	$131,916	$71,005	$—	$202,921
Depreciation, amortization and accretion	$306,386	$1,583	$1,177	$309,146
Operating income (loss)	$116,681	$2,077	$(8,099)	$110,659
Capital expenditures (3)	$502,222	$3,935	$2,671	$508,828

For the year ended December 31, 2010
Revenues	$535,444	$91,175	$—	$626,619
Cost of revenues (2)	$119,141	$80,301	$—	$199,442
Depreciation, amortization and accretion	$276,598	$1,241	$888	$278,727
Operating income (loss)	$78,422	$2,527	$(6,676)	$74,273
Capital expenditures (3)	$393,133	$1,735	$925	$395,793

Assets

As of December 31, 2012	$6,422,577	$58,804	$114,236	$6,595,617
As of December 31, 2011	$3,439,401	$42,164	$124,834	$3,606,399

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Excludes depreciation, amortization and accretion.
(3)	Includes acquisitions and related earn-outs and vehicle capital lease additions.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(in thousands, except per share amounts)
Revenues	$293,841	$238,606	$229,147	$192,490
Operating income	$31,048	$41,071	$34,738	$40,289
Depreciation, accretion and amortization	$(131,357)	$(101,012)	$(93,998)	$(82,100)
Loss from extinguishment of debt, net	$(2,007)	$(22,643)	$(27,149)	$—
Income (Loss) from discontinued operations, net of taxes	$(53)	$969	$1,380	$—
Net loss attributable to SBA Communications Corporation	$(52,489)	$(52,445)	$(53,472)	$(22,631)

Net loss per share - basic and diluted	$(0.42)	$(0.43)	$(0.44)	$(0.20)

	Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(in thousands, except per share amounts)
Revenues	$183,819	$175,549	$171,053	$167,749
Operating income	$31,980	$27,571	$27,209	$23,899
Depreciation, accretion and amortization	$(79,441)	$(78,136)	$(76,691)	$(74,878)
Loss from extinguishment of debt, net	$—	$—	$—	$(1,696)
Net loss attributable to SBA Communications Corporation	$(29,081)	$(33,305)	$(29,819)	$(34,251)

Net loss per share - basic and diluted	$(0.27)	$(0.30)	$(0.27)	$(0.30)

Basic and diluted net loss per share is computed by dividing net income by the weighted average number of shares for the period. Potentially dilutive instruments have been excluded from the computation of diluted loss per share as their impact would have been anti-dilutive.

Because loss per share amounts are calculated using the weighted average number of common and dilutive common shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total loss per share amounts for the year.