Form 10-Q
period 2013-03-31
SBA COMMUNICATIONS CORP
filed 2013-05-10
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 127,597,366 shares of Class A common stock outstanding as of May 6, 2013.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$122,230	$233,099
Restricted cash	26,880	27,708
Short-term investments	4,166	5,471
Accounts receivable, net of allowance of $355 and $246 at March 31, 2013 and December 31, 2012, respectively	49,463	39,099
Costs and estimated earnings in excess of billings on uncompleted contracts	26,878	23,644
Prepaid and other current assets	40,327	39,542

Total current assets	269,944	368,563

Property and equipment, net	2,655,409	2,671,317
Intangible assets, net	3,085,459	3,134,133
Deferred financing fees, net	63,564	66,324
Other assets	375,509	355,280

Total Assets	$6,449,885	$6,595,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$478,454	$475,351
Accounts payable	22,714	27,694
Accrued expenses	39,413	42,052
Deferred revenue	72,148	76,668
Accrued interest	44,140	46,233
Other current liabilities	18,269	195,690

Total current liabilities	675,138	863,688

Long-term liabilities:
Long-term debt	4,885,339	4,880,752
Other long-term liabilities	192,763	186,475

Total long-term liabilities	5,078,102	5,067,227

Commitments and contingencies

Redeemable noncontrolling interest	—	11,711

Stockholders’ equity (deficit):
Common stock - Class A, par value $0.01, 400,000 shares authorized, 127,300 and 126,933 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,273	1,269
Additional paid -in capital	3,175,579	3,111,107
Accumulated deficit	(2,484,552)	(2,462,176)
Accumulated other comprehensive income, net	4,345	2,791

Total shareholders’ equity	696,645	652,991

Total liabilities and shareholders’ equity	$6,449,885	$6,595,617

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months
	ended March 31,
	2013	2012

Revenues:
Site leasing	$273,504	$172,923
Site development	39,567	19,567

Total revenues	313,071	192,490

Operating expenses:

Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	68,101	35,407
Cost of site development	32,594	16,786
Selling, general and administrative	20,431	17,215
Asset impairment and decommission costs	3,722	349
Acquisition related expenses	5,822	344
Depreciation, accretion, and amortization	125,636	82,100

Total operating expenses	256,306	152,201

Operating income	56,765	40,289

Other income (expense):
Interest income	641	47
Interest expense	(59,465)	(42,248)
Non-cash interest expense	(17,364)	(16,991)
Amortization of deferred financing fees	(3,604)	(2,433)
Loss from extinguishment of debt, net	(142)	—
Other income	152	12

Total other expense	(79,782)	(61,613)

Loss before provision for income taxes	(23,017)	(21,324)
Benefit (provision) for income taxes	641	(1,327)

Net loss	(22,376)	(22,651)

Net loss (income) attributable to the noncontrolling interest	—	20

Net loss attributable to SBA Communications Corporation	$(22,376)	$(22,631)

Net loss per common share attributable to SBA Communications Corporation:
Basic and diluted	$(0.18)	$(0.20)

Basic and diluted weighted average number of common shares	127,057	111,431

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited) (in thousands)

	For the three months
	ended March 31,
	2013	2012
Net loss	$(22,376)	$(22,651)
Other comprehensive loss associated with derivative instruments:
Foreign currency translation adjustments	1,554	742

Comprehensive loss	(20,822)	(21,909)
Comprehensive loss attributable to the noncontrolling interest	—	20

Comprehensive loss attributable to SBA Communications Corporation	$(20,822)	$(21,889)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income, net	Total

BALANCE, December 31, 2012	126,933	$1,269	$3,111,107	$(2,462,176)	$2,791	$652,991
Net loss attributable to SBA Communications	—	—	—	(22,376)	—	(22,376)
Common stock issued in connection with stock purchase/option plans	260	3	4,322	—	—	4,325
Non-cash compensation	—	—	3,910	—	—	3,910
Purchase of redeemable noncontrolling interest	—	—	5,701	—	—	5,701
Stock issuance related to conversion of convertible notes	128	1	5,307	—	—	5,308
Settlement of convertible note hedges	(24)	—	45,232	—	—	45,232
Settlement of common stock warrants	3	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	1,554	1,554

BALANCE, March 31, 2013	127,300	$1,273	$3,175,579	$(2,484,552)	$4,345	$696,645

The accompanying notes are an integral part of these consolidated financial statements

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months
	ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,376)	$(22,651)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion and amortization	125,636	82,100
Non-cash interest expense	17,364	16,991
Deferred income tax expense (benefit)	(1,802)	17
Non-cash asset impairment and decommission costs	2,892	349
Non-cash compensation expense	3,874	3,057
Provision for doubtful accounts	168	149
Amortization of deferred financing fees	3,604	2,433
Loss from extinguishment of debt, net	142	—
Other non-cash items reflected in the Statements of Operations	(615)	(83)
Changes in operating assets and liabilities, net of acquisitions:		—
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	(13,688)	(1,259)
Prepaid and other assets	(18,434)	(10,143)
Accounts payable and accrued expenses	213	(3,293)
Accrued interest	(2,094)	(7,681)
Other liabilities	(656)	6,054

Net cash provided by operating activities	94,228	66,040

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and related earn-outs	(209,542)	(51,148)
Capital expenditures	(36,423)	(24,852)
Other investing activities	1,308	110

Net cash used in investing activities	(244,657)	(75,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	283,902
Borrowings under Revolving Credit Facility	—	200,000
Principal payments under capital lease obligations	(395)	(291)
Repayment of Term Loans	(4,500)	(1,250)
Proceeds from employee stock purchase/stock option plans	4,325	5,763
Payment of financing fees	(851)	(33)
Purchase of redeemable noncontrolling interests	(6,008)	—
Proceeds from settlement of convertible bond hedges	45,230	—

Net cash provided by financing activities	37,801	488,091

Effect of exchange rate changes on cash and cash equivalents	1,759	(3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(110,869)	478,238
CASH AND CASH EQUIVALENTS:
Beginning of period	233,099	47,316

End of period	$122,230	$525,554

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months
	ended March 31,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$61,627	$49,997

Income taxes	$1,653	$419

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Assets acquired through capital leases	$436	$299

Issuance of stock for conversion of debt	$5,308	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for SBA Communications Corporation and its subsidiaries (the “Company”). The December 31, 2012 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. These financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give a true indication of the results for the year. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

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

Items Measured at Fair Value on a Recurring Basis— The Company’s earnouts related to acquisitions are measured at fair value on a recurring basis using Level 3 inputs. The Company determines the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value, using a discounted probability-weighted approach using Level 3 inputs. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation if the performance targets contained in various acquisition agreements were met was $8.9 million and $9.8 million as of March 31, 2013 and December 31, 2012, respectively, which the Company recorded in accrued expenses on its Consolidated Balance Sheets. The maximum potential obligation related to the performance targets was $15.9 million as of March 31, 2013.

Items Measured at Fair Value on a Nonrecurring Basis— The Company’s long-lived assets, intangibles, and asset retirement obligations are measured at fair value on a nonrecurring basis using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company considers many factors and makes certain assumptions when making this assessment, including but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential, and expected timing of lease-up. The fair value of the long-lived assets, intangibles, and asset retirement obligations is calculated using a discounted cash flow model. During the three months ended March 31, 2013, the Company recognized an impairment charge of $2.9 million included in asset impairment and decommission costs in the accompanying Consolidated Statement of Operations, related to its long-lived assets resulting from the Company’s analysis that the future cash flows from certain tower sites would not recover the carrying value of the investment in those tower sites. During the three months ended March 31, 2012, the Company recognized an impairment charge of $0.3 million.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments, which consist of $4.0 million and $5.3 million in certificate of deposits, as of March 31, 2013 and December 31, 2012, respectively, approximate their related estimated fair values due to the short maturity of those instruments. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of March 31, 2013, the carrying value and fair value of the held-to-maturity investments,

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

including current portion, was $1.3 million and $1.5 million, respectively. As of December 31, 2012, the carrying value and fair value of the held-to-maturity investments, including current portion, was $1.3 million and $1.5 million, respectively.

The Company determines fair value of its debt instruments utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Revolving Credit Facility is considered to be equal to the carrying value because the interest payments are based on Eurodollar rates that reset every month. The Company does not believe its credit risk has changed materially from the date the applicable Eurodollar Rate plus 187.5 basis points was set for the Revolving Credit Facility. The following table reflects fair values, principal balances, and carrying values of the Company’s debt instruments (see Note 8).

	As of March 31, 2013			As of December 31, 2012
		Principal	Carrying		Principal	Carrying
	Fair Value	Balance	Value	Fair Value	Balance	Value
	(in thousands)

1.875% Convertible Senior Notes	$798,403	$463,514	$460,454	$714,096	$468,836	$457,351
4.000% Convertible Senior Notes	1,196,859	499,983	439,723	1,060,622	499,987	430,751
8.250% Senior Notes	268,734	243,750	242,249	272,391	243,750	242,205
5.625% Senior Notes	515,000	500,000	500,000	523,750	500,000	500,000
5.750% Senior Notes	832,000	800,000	800,000	848,000	800,000	800,000
4.254% Secured Tower Revenue Securities Series 2010-1	709,213	680,000	680,000	713,619	680,000	680,000
5.101% Secured Tower Revenue Securities Series 2010-2	618,954	550,000	550,000	621,379	550,000	550,000
2.933% Secured Tower Revenue Securities Series 2012-1	636,071	610,000	610,000	635,614	610,000	610,000
Revolving Credit Facility	100,000	100,000	100,000	100,000	100,000	100,000
2011 Term Loan B	494,934	491,250	490,313	493,731	492,500	491,518
2012-1 Term Loan A	192,019	192,500	192,500	194,513	195,000	195,000
2012-2 Term Loan B	303,739	299,250	298,554	300,750	300,000	299,278

Totals:	$6,665,926	$5,430,247	$5,363,793	$6,478,465	$5,440,073	$5,356,103

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	RESTRICTED CASH

Restricted cash consists of the following:

	As of	As of
	March 31, 2013	December 31, 2012	Included on Balance Sheet
	(in thousands)
Securitization escrow accounts	$25,943	$26,774	Restricted cash - current asset
Payment and performance bonds	937	934	Restricted cash - current asset
Surety bonds and workers compensation	11,990	11,989	Other assets - noncurrent

Total restricted cash	$38,870	$39,697

Pursuant to the terms of the Secured Tower Revenue Securities (see Note 8), the Company is required to establish a securitization escrow account, held by the indenture trustee, into which all rents and other sums due on the towers are directly deposited by the lessees. These restricted cash amounts are used to fund reserve accounts for the payment of (1) debt service costs, (2) ground rents, real estate and personal property taxes, and insurance premiums related to tower sites, (3) trustee and servicing expenses, (4) management fees, and (5) to reserve a portion of advance rents received from tenants. The restricted cash in the controlled deposit account in excess of required reserve balances is subsequently released to the Borrowers (as defined in the Annual Report on Form 10-K) monthly, provided that the Borrowers are in compliance with their debt service coverage ratio and that no event of default has occurred. All monies held by the indenture trustee are classified as restricted cash on the Company’s Consolidated Balance Sheets.

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of March 31, 2013, the Company had $34.8 million in surety, payment and performance bonds for which it was required to post $10.5 million in collateral. As of December 31, 2012, the Company had $35.1 million in surety, payment and performance bonds for which it was required to post $10.5 million in collateral. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. The Company had pledged $2.3 million as of each of March 31, 2013 and December 31, 2012, as collateral related to its workers compensation policy.

4.	ACQUISITIONS

During the first quarter of 2013, the Company acquired 41 completed towers and related assets and liabilities. These acquisitions were not significant to the Company and, accordingly, pro forma financial information has not been presented. The Company evaluates all acquisitions after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s acquisition capital expenditures:

	For the three months ended March 31,
	2013	2012
	(in thousands)
Towers and related intangible assets	$195,753	$43,715
Ground lease land purchases	13,388	5,671
Earnouts	401	1,762

Total acquisition capital expenditures	$209,542	$51,148

Acquisition capital expenditures for the three months ended March 31, 2013 include $175.9 million related to the Brazil acquisition which closed in the fourth quarter of 2012.

The Company paid, as part of the ground lease purchase program, $1.7 million and $1.5 million for ground lease extensions during the three months ended March 31, 2013 and 2012, respectively, which are excluded from the amounts above.

Earnouts

The Company recorded an adjustment of $0.6 million decreasing the estimated contingent consideration fair value during the three months ended March 31, 2013. During the same period of the prior year, the Company recorded an adjustment of $1.4 million decreasing the estimated contingent consideration fair value. As of March 31, 2013 the Company’s estimate of its potential obligation if the performance targets contained in various acquisition agreements were met was $8.9 million which the Company recorded in accrued expenses.

5.	INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of March 31, 2013			As of December 31, 2012
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value
	(in thousands)
Current contract intangibles	$2,754,449	$(506,060)	$2,248,389	$2,744,968	$(462,016)	$2,282,952
Network location intangibles	1,105,310	(268,240)	837,070	1,101,566	(250,385)	851,181

Total intangible assets	$3,859,759	$(774,300)	$3,085,459	$3,846,534	$(712,401)	$3,134,133

All intangible assets noted above are included in our site leasing segment. The Company amortizes its intangible assets using the straight-line method over fifteen years. Amortization expense relating to the intangible assets above was $62.0 million and $36.4 million for the three months ended March 31, 2013 and 2012, respectively. These amounts are subject to changes in estimates until the preliminary allocation of the purchase price is finalized for all acquisitions.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of	As of
	March 31, 2013	December 31, 2012
	(in thousands)
Towers and related components	$3,788,573	$3,757,859
Construction-in-process	24,188	25,454
Furniture, equipment and vehicles	37,147	35,278
Land, buildings and improvements	304,058	290,931

	4,153,966	4,109,522
Less: accumulated depreciation	(1,498,557)	(1,438,205)

Property and equipment, net	$2,655,409	$2,671,317

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $63.5 million and $45.6 million for the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013 and December 31, 2012, non-cash capital expenditures that are included in accounts payable and accrued expenses were $9.2 million and $17.3 million, respectively.

7.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of	As of
	March 31, 2013	December 31, 2012
	(in thousands)
Cost incurred on uncompleted contracts	$68,024	$55,349
Estimated earnings	25,707	20,883
Billings to date	(68,074)	(53,708)

	$25,657	$22,524

These amounts are included on the accompanying Consolidated Balance Sheets under the following captions:

	As of	As of
	March 31, 2013	December 31, 2012
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$26,878	$23,644
Other current liabilities (Billings in excess of costs and estimated earnings on uncompleted contracts)	(1,221)	(1,120)

	$25,657	$22,524

At March 31, 2013, five significant customers comprised 90.7% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, while at December 31, 2012, five significant customers comprised 86.5% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	DEBT

The carrying and principal values of debt consist of the following:

	Maturity	As of		As of
	Date	March 31, 2013		December 31, 2012
		Principal	Carrying	Principal	Carrying
		Balance	Value	Balance	Value
		(in thousands)

1.875% Convertible Senior Notes	May 1, 2013	$463,514	$460,454	$468,836	$457,351
4.000% Convertible Senior Notes	Oct. 1, 2014	499,983	439,723	499,987	430,751
8.250% Senior Notes	Aug. 15, 2019	243,750	242,249	243,750	242,205
5.625% Senior Notes	Oct. 1, 2019	500,000	500,000	500,000	500,000
5.750% Senior Notes	July 15, 2020	800,000	800,000	800,000	800,000
4.254% Secured Tower Revenue Securities Series 2010-1	April 15, 2015	680,000	680,000	680,000	680,000
5.101% Secured Tower Revenue Securities Series 2010-2	April 17, 2017	550,000	550,000	550,000	550,000
2.933% Secured Tower Revenue Securities Series 2012-1	Dec. 15, 2017	610,000	610,000	610,000	610,000
Revolving Credit Facility	May 9, 2017	100,000	100,000	100,000	100,000
2011 Term Loan B	June 30, 2018	491,250	490,313	492,500	491,518
2012-1 Term Loan A	May 9, 2017	192,500	192,500	195,000	195,000
2012-2 Term Loan B	Sept. 28, 2019	299,250	298,554	300,000	299,278

Total debt		5,430,247	5,363,793	5,440,073	5,356,103
Less: current maturities of long-term debt			(478,454)		(475,351)

Total long-term debt, net of current maturities			$4,885,339		$4,880,752

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	Three months ended		Three months ended
	March 31, 2013		March 31, 2012
	Cash Interest	Non-cash Interest	Cash Interest	Non-cash Interest
	(in thousands)		(in thousands)
1.875% Convertible Senior Notes	$2,120	$8,273	$2,508	$8,913
4.0% Convertible Senior Notes	5,000	8,975	5,000	7,890
8.0% Senior Notes	—	—	7,500	81
8.25% Senior Notes	5,027	44	7,734	62
5.625% Senior Notes	7,031	—	—	—
5.75% Senior Notes	11,500	—	—	—
2010 Secured Tower Revenue Securities	14,344	—	14,344	—
2012 Secured Tower Revenue Securities	4,521	—	—	—
Revolving Credit Facility	1,362	—	515	—
2011 Term Loan	4,617	45	4,715	45
2012-1 Term Loan	1,200	—	—	—
2012-2 Term Loan	2,812	27	—	—
Other	(69)	—	(68)	—

Total	$59,465	$17,364	$42,248	$16,991

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility is governed by the Senior Credit Agreement. On January 28, 2013, SBA Senior Finance II LLC entered into a Revolving Credit Commitment Increase Supplement, with Deutsche Bank Trust Company Americas, Toronto Dominion (Texas) LLC, as administrative agent, and The Toronto-Dominion Bank, New York Branch, as issuing lender, pursuant to which SBA Senior Finance II exercised its right to upsize the aggregate principal amount of its Revolving Credit Facility from $700 million to $730 million. All other terms of the Senior Credit Agreement remained the same.

On March 14, 2013, SBA Senior Finance II LLC entered into a Revolving Credit Commitment Increase Supplement, with Citibank, Toronto Dominion (Texas) LLC, as administrative agent, and The Toronto-Dominion Bank, New York Branch, as issuing lender, pursuant to which SBA Senior Finance II exercised its right to upsize the aggregate principal amount of its Revolving Credit Facility from $730 million to $770 million effective March 28, 2013. All other terms of the Senior Credit Agreement remained the same.

As of March 31, 2013, the Revolving Credit Facility consists of a revolving loan under which up to $770.0 million aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest at the Eurodollar Rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, May 9, 2017. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. A per annum commitment

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

fee of 0.375% to 0.5% of the unused commitments under the Revolving Credit Facility is charged based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period. As of March 31, 2013, the amount outstanding under the Revolving Credit Facility of $100 million was accruing interest at 2.335% per annum.

During the three months ended March 31, 2013, the Company did not borrow any additional amounts under the Revolving Credit Facility. As of March 31, 2013, the availability under the Revolving Credit Facility was $670.0 million, subject to compliance with specified financial ratios, and satisfaction of customary conditions to borrowing.

On April 25, 2013, the Company paid off the $100 million outstanding balance on the Revolving Credit Facility using proceeds from the 2013 Tower Securities (defined below).

Term Loans under the Senior Credit Agreement

2011 Term Loan

The 2011 Term Loan consists of a senior secured term loan in an initial aggregate principal amount of $500.0 million and matures on June 30, 2018. The 2011 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin of 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus a margin of 275 basis points (with a Eurodollar Rate floor of 1%). As of March 31, 2013, the 2011 Term Loan was accruing interest at 3.75% per annum. Principal on the 2011 Term Loan is repaid in quarterly installments of $1.25 million on the last day of each March, June, September and December, which commenced on September 30, 2011. The remaining principal balance of the 2011 Term Loan will be due and payable on the maturity date. SBA Senior Finance II has the ability to prepay any or all amounts under the 2011 Term Loan without premium or penalty. The 2011 Term Loan was issued at 99.75% of par value. As of March 31, 2013, the Company has incurred deferred financing fees of $4.9 million associated with this transaction which are being amortized through the maturity date.

During the three months ended March 31, 2013, the Company made repayments totaling $1.3 million on the 2011 Term Loan. As of March 31, 2013, the 2011 Term Loan had a principal balance of $491.3 million. On April 24, 2013, the Company paid off $310.7 million of the 2011 Term Loan using proceeds from the 2013 Tower Securities (defined below) and wrote off $0.8 million of deferred financing fees and $0.6 million of discount related to the debt. As a result of the prepayment, no further scheduled quarterly principal payments are required until the maturity date.

2012-1 Term Loan

The 2012-1 Term Loan consists of a senior secured term loan in an initial aggregate principal amount of $200.0 million and matures on May 9, 2017. The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of March 31, 2013, the 2012-1 Term Loan was accruing interest at 2.46% per annum. Having commenced on September 30, 2012, principal of the 2012-1 Term Loan is being repaid in quarterly installments on the last day of each March, June, September and December, in an amount equal to $2.5 million for each of the first eight quarters, $3.75 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-1 Term Loan without premium or penalty. To the extent not previously paid, the 2012-1 Term Loan will be due and payable on the maturity date. The 2012-1 Term Loan was issued at par. As of March 31, 2013, the Company has incurred deferred financing fees of $2.7 million in relation to this transaction which are being amortized through the maturity date.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended March 31, 2013, the Company made repayments totaling $2.5 million on the 2012-1 Term Loan. As of March 31, 2013, the 2012-1 Term Loan had a principal balance of $192.5 million.

2012-2 Term Loan

The 2012-2 Term Loan consists of a senior secured term loan in an initial aggregate principal amount of $300.0 million and matures on September 28, 2019. The 2012-2 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus 275 basis points (with a Eurodollar Rate floor of 1%). As of March 31, 2013, the 2012-2 Term Loan was accruing interest at 3.750% per annum. Principal of the 2012-2 Term Loan is to be repaid in equal quarterly installments on the last day of each March, June, September and December, commencing in March 2013, in an aggregate amount equal to $3.0 million per year. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-2 Term Loan without premium or penalty, with the exception of a 1% premium if prepayment occurs during the first year of the loan with proceeds from certain refinancing or repricing transactions. To the extent not previously paid, the 2012-2 Term Loan will be due and payable on the maturity date. The 2012-2 Term Loan was issued at 99.75% of par value. As of March 31, 2013, the Company has incurred deferred financing fees of approximately $3.5 million in relation to this transaction which are being amortized through the maturity date.

During the three months ended March 31, 2013, the Company made repayments totaling $0.8 million on the 2012-2 Term Loan. As of March 31, 2013, the 2012-2 Term Loan had a principal balance of $299.3 million. On April 24, 2013, the Company paid off $189.3 million of the 2012-2 Term Loan using proceeds from the 2013 Tower Securities (defined below) and wrote off $0.2 million of deferred financing fees and $0.4 million of discount related to the debt. As a result of the prepayment, no further scheduled quarterly principal payments are required until the maturity date.

Secured Tower Revenue Securities

2010 Tower Securities

On April 16, 2010, a New York common law trust (the “Trust”) issued $680.0 million of 2010-1 Tower Securities and $550.0 million of 2010-2 Tower Securities (together the “2010 Tower Securities”). The 2010-1 Tower Securities have an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The weighted average annual fixed coupon interest rate of the 2010 Tower Securities is 4.7%, including borrowers’ fees, payable monthly. The anticipated repayment date and the final maturity date for the 2010–1 Tower Securities is April 15, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010–2 Tower Securities is April 17, 2017 and April 15, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers. As of March 31, 2013, the Company had deferred financing fees of approximately $18.0 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2010 Tower Securities.

2012-1 Tower Securities

On August 9, 2012, the Company, through the Trust, issued $610 million of Secured Tower Revenue Securities Series 2012-1 (the “2012-1 Tower Securities”) which have an anticipated repayment date of December 15, 2017 and a final maturity date of December 15, 2042. The fixed coupon interest rate of the 2012-1 Tower Securities is 2.933% per annum, payable monthly. As of March 31, 2013, the Company had deferred financing fees of approximately $14.8 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2012-1 Tower Securities.

As of March 31, 2013, the Borrowers met the required Debt Service Coverage Ratio and were in compliance with all other covenants as set forth in the mortgage loan agreement.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2013 Tower Securities

On April 18, 2013, the Company, through the Trust, issued $425 million of 2.240% Secured Tower Revenue Securities Series 2013-1C which have an anticipated repayment date of April 2018 and a final maturity date of April 2043, $575 million of 3.722% Secured Tower Revenue Securities Series 2013-2C which have an anticipated repayment date of April 2023 and a final maturity date of April 2048, and $330 million of 3.598% Secured Tower Revenue Securities Series 2013-1D which have an anticipated repayment date of April 2018 and a final maturity date of April 2043 (the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities have a blended interest rate of 3.218% and a weighted average life through the anticipated repayment date of 7.2 years.

Net proceeds from this offering were used to repay the $100 million outstanding balance under the Company’s Revolving Credit Facility, $310.7 million of the 2011 Term Loan, and $189.3 million of the 2012-2 Term Loan under the Company’s Senior Credit Agreement. The rest of the net proceeds was used to satisfy unhedged obligations in connection with the conversion or May 1, 2013 maturity of the Company’s 1.875% Convertible Senior Notes due 2013.

1.875% Convertible Senior Notes due 2013

On May 16, 2008, the Company issued $550.0 million of its 1.875% Convertible Senior Notes (the “1.875% Notes”). Interest is payable semi-annually on May 1 and November 1, and the Notes matured on May 1, 2013. The Notes were convertible, at the holder’s option, into shares of the Company’s Class A common stock, at an initial conversion rate of 24.1196 shares of Class A common stock per $1,000 principal amount of 1.875% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $41.46 per share or a 20% conversion premium based on the last reported sale price of $34.55 per share of Class A common stock on the Nasdaq Global Select Market on May 12, 2008, the purchase agreement date.

Prior to the final settlement period, which began on February 22, 2013, the Company received conversion notices with respect to $18.1 million in principal of the 1.875% Notes of which $5.3 million were settled during the first quarter of 2013. These notes were converted and settled with the issuance of 437,134 shares of SBA common stock of which 128,332 shares related to the first quarter of 2013. In connection with these conversions, the convertible note hedges on the notes converted and the related common stock warrants were automatically exercised. As a result, the Company received a net 71,054 shares of SBA common stock of which 20,616 shares were received during the first quarter of 2013.

On February 1, 2013, SBA provided notice to the trustee and holders of its 1.875% Notes that it elected to settle 100% of its future conversion obligations pursuant to the Indenture governing the 1.875% Notes in cash, effective February 4, 2013.

From February 4, 2013 to April 29, 2013, the Company received additional conversion notices from holders of an aggregate of $450.6 million in principal of the 1.875% Notes (excluding $81.2 million in principal of the Notes held by a subsidiary of the Company which were also converted). Pursuant to the terms of the Indenture, these notes were converted at a price of $1,764.02 per $1,000 of principal or an aggregate of $794.8 million. The remaining $142,000 aggregate principal amount of 1.875% Notes that was not converted matured on May 1, 2013 and were settled in cash at principal plus accrued interest.

Concurrently with the settlement of the Company’s conversion obligation, the Company settled the convertible note hedges that the Company had initially purchased at the time the outstanding 1.875% Notes were issued. In connection with the settlement of these options, the Company received an aggregate of $182.9 million in cash of which $45.2 million was received during the three months ended March 31, 2013.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of May 1, 2013, common stock warrants remain outstanding with respect to13,156,497 underlying shares of the Company’s Class A common stock. These warrants have a strike price of $67.37 per share and expire evenly over a 60 day trading period beginning August 1, 2013.

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

The Company is amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate of the 4.0% Notes from its coupon rate of 4.0% to 12.9%. As of March 31, 2013 and December 31, 2012, the carrying amount of the equity component related to the 4.0% Notes was $169.0 million.

The 4.0 % Notes are reflected in long-term debt in the Company’s Consolidated Balance Sheets at carrying value. The following table summarizes the balances for the 4.0% Notes:

	As of	As of
	March 31, 2013	December 31, 2012
	(in thousands)
Principal balance	$499,983	$499,987
Debt discount	(60,260)	(69,236)

Carrying value	$439,723	$430,751

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•	if specified distributions to holders of Class A common stock are made or specified corporate transactions occur, and

•	at any time on or after July 22, 2014.

As of March 31, 2013, the 4.0% Notes were convertible by the noteholders.

Upon conversion, the Company has the right to settle its conversion obligation in cash, shares of Class A common stock or a combination of cash and shares of its Class A common stock. From time to time, upon notice to the holders of the Notes, the Company may change its election regarding the form of consideration that it will use to settle its conversion obligation; provided, however, that the Company is not permitted to change its settlement election after July 21, 2014 for the 4.0% Notes.

During the three months ended March 31, 2013, 3 notes valued at $1,000 per note for the 4.0% Notes were settled in shares of our Class A common stock and cash for fractional shares. In connection with the conversion, the Company received the applicable shares of stock due under the associated proportionate bond hedges. In addition, the Company received 3 conversion notices for the 4.0% Notes totaling 10 notes valued at $1,000 per note during the first quarter of 2013. These notes will be settled in shares of its Class A common stock and cash for fractional shares during the second quarter of 2013.

Senior Notes

8.0% Senior Notes and 8.25% Senior Notes

On July 24, 2009, the Company’s wholly-owned subsidiary, SBA Telecommunications, LLC (formerly known as SBA Telecommunications, Inc.) (“Telecommunications”), issued $750.0 million of unsecured senior notes (the “Senior Notes”), $375.0 million of which were due August 15, 2016 (the “8.0% Notes”) and $375.0 million of which are due August 15, 2019 (the “8.25% Notes”). The 8.0% Notes had an interest rate of 8.00% per annum and were issued at a price of 99.330% of their face value. The 8.25% Notes have an interest rate of 8.25% per annum and were issued at a price of 99.152% of their face value. Interest on each of the Senior Notes was due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. The Company incurred deferred financing fees of approximately $16.5 million in relation to this transaction which were being amortized through the anticipated repayment date of each of the Senior Notes. Net proceeds of this offering were $727.8 million after deducting expenses and the original issue discount. The Company was amortizing the debt discount on the Senior Notes utilizing the effective interest method over the life of the 8.0% Notes and 8.25% Notes.

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

As of March 31, 2013, the principal balance of the 8.25% Notes was $243.8 million and the carrying value was $242.2 million.

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

9.	REDEEMABLE NONCONTROLLING INTERESTS

In March 2013, the Company acquired the remaining 10% interest in the Central American joint venture for consideration of $6.0 million. This acquisition increased the Company’s ownership to 100% of the joint venture. The remaining $5.7 million balance of redeemable non-controlling interest was reclassified to additional paid in capital. The acquisition of the redeemable noncontrolling interest has been recorded in accordance with ASC 810.

10.	SHAREHOLDERS’ EQUITY

Common Stock Equivalents

The Company has potential common stock equivalents related to its outstanding stock options and restricted stock units (see Note 11) and the 1.875% Notes and the 4.0% Notes (see Note 8). These potential common stock equivalents

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

were not included in diluted loss per share because the effect would have been anti-dilutive for each of the three months ended March 31, 2013 and 2012, respectively. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for each period presented.

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

During the three months ended March 31, 2013 and 2012, the Company did not repurchase any shares in conjunction with the stock repurchase program. As of March 31, 2013, the Company had a remaining authorization to repurchase an additional $150.0 million of its common stock under its current $300.0 million stock repurchase program.

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

	For the three months ended March 31,
	2013	2012
Risk free interest rate	0.60% - 0.81%	0.62% - 0.83%
Dividend yield	0.0%	0.0%
Expected volatility	25.0% - 29.0%	53.0%
Expected lives	3.9 – 4.8 years	3.8 – 4.6 years

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s activities with respect to its stock options for the three months ended March 31, 2013:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)
	(in thousands)
Outstanding at December 31, 2012	2,831	$34.06
Granted	935	$72.99
Exercised	(193)	$30.61
Canceled	(26)	$43.29

Outstanding at March 31, 2013	3,547	$44.44	4.67

Exercisable at March 31, 2013	1,746	$29.56	3.12

Unvested at March 31, 2013	1,801	$58.86	6.18

The weighted-average fair value of options granted during the three months ended March 31, 2013 and 2012 was $17.29 and $20.28, respectively. The total intrinsic value for options exercised during the three months ended March 31, 2013 and 2012 was $8.1 million and $5.5 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2013:

	Number of Units	Weighted- Average Grant Date Fair Value per share
	(in thousands)
Outstanding at December 31, 2012	294	$43.27
Granted	111	72.99
Restriction Lapse	(87)	42.19
Forfeited/Canceled	(6)	43.17

Outstanding at March 31, 2013	312	$54.12

12.	INCOME TAXES

The Company had U.S. taxable losses during the three months ended March 31, 2013 and 2012, and, as a result, federal and state net operating loss carry-forwards have been generated. The U.S. federal and state net operating loss carry-forwards of the Company have a full valuation allowance as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses. However, a foreign tax provision is recognized because certain international subsidiaries of the Company have profitable operations or a net deferred tax liability position.

13.	SEGMENT DATA

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

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the fourth quarter of 2012, the Company combined its site development segments, as the nature of the services were complementary to one another. All prior periods presented have been restated to conform to the current year presentation.

For the three months ended March 31, 2013 and 2012, the Company’s leasing revenues generated outside of the United States were 7.1% and 5.9%, respectively, of total consolidated leasing revenues. As of March 31, 2013 and December 31, 2012, the Company’s total assets outside of the United States were 9.8% and 12.2%, respectively, of total consolidated assets. Total assets held outside of the United States at December 31, 2012 included $178.1 million of cash in Brazil, which was paid as part of the Vivo acquisition in January 2013.

Revenues, cost of revenues (exclusive of depreciation, accretion and amortization), capital expenditures (including assets acquired through the issuance of shares of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company continues to operate are presented below (in thousands):

	Site Leasing	Site Development	Not Identified by Segment (1)	Total

Three months ended March 31, 2013
Revenues	$273,504	$39,567	$—	$313,071
Cost of revenues (2)	$68,101	$32,594	$—	$100,695
Depreciation, amortization and accretion	$124,608	$559	$469	$125,636
Operating income	$51,593	$4,482	$690	$56,765
Capital expenditures (3)	$244,139	$1,808	$454	$246,401

Three months ended March 31, 2012
Revenues	$172,923	$19,567	$—	$192,490
Cost of revenues (2)	$35,407	$16,786	$—	$52,193
Depreciation, amortization and accretion	$81,326	$516	$258	$82,100
Operating income (loss)	$42,254	$55	$(2,020)	$40,289
Capital expenditures (3)	$75,416	$513	$370	$76,299

Assets
As of March 31, 2013	$6,199,935	$67,172	$182,778	$6,449,885
As of December 31, 2012	$6,422,577	$58,804	$114,236	$6,595,617

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Excludes depreciation, amortization and accretion.
(3)	Includes acquisitions and related earn-outs and vehicle capital lease additions.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	CONCENTRATION OF CREDIT RISK

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

The following is a list of significant customers (representing at least 10% of revenue for the periods reported) and the percentage of total revenue for the specified time periods derived from such customers:

Site Leasing Revenue	For the three months ended March 31,
	2013	2012
Sprint	25.3%	23.6%
AT&T	21.3%	25.6%
T-Mobile	13.6%	10.4%
Verizon	11.9%	14.6%

Site Development Revenue	For the three months ended March 31,
	2013	2012
Ericsson, Inc.	40.4%	14.7%
Alcatel-Lucent	11.3%	3.9%
Nsoro	5.9%	25.8%
T-Mobile	5.6%	15.9%

At March 31, 2013, five significant customers comprised 55.5% of total gross accounts receivable compared to five significant customers which comprised 55.5% of total gross accounts receivable at December 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications towers. Our principal operations are in the United States and its territories. In addition, we own and operate towers in Canada, Central America and South America. Our primary business line is our site leasing business, which contributed approximately 96.7% of our total segment operating profit for the year-to-date period ended March 31, 2013. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative or acquired. As of March 31, 2013, we owned 17,539 tower sites, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 4,900 actual or potential additional communications sites, approximately 500 of which were revenue producing as of March 31, 2013. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

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

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five year periods at our option and provide for rent escalators which typically average 3-4% annually or provide for term escalators of approximately 15%. Of the 17,539 tower sites we owned as of March 31, 2013, approximately 70% were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, please see Note 13 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Revenues
	For the three months ended March 31,
	2013	2012
	(dollars in thousands)

Site leasing revenue	$273,504	$172,923
Total revenues	$313,071	$192,490
Site leasing revenue percentage of total revenues	87.4%	89.8%

	Segment Operating Profit
	For the three months ended March 31,
	2013	2012
	(dollars in thousands)

Site leasing segment operating profit (1)	$205,403	$137,516
Total segment operating profit (1)	$212,376	$140,297
Site leasing segment operating profit percentage of total segment operating profit (1)	96.7%	98.0%

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

International Operations

As of March 31, 2013, we had operations in Canada, Costa Rica, El Salvador, Guatemala, Nicaragua, Panama, and Brazil. Our operations in these countries are solely in the site leasing business, and we expect to expand operations through new builds and acquisitions. Tenant leases in the Canadian market typically have similar terms and conditions as those in the United States, with an initial term of five years, and specific rent escalators. Tenant leases in Central America and Brazil typically have a ten year initial term. Tenant leases in Central America typically have similar renewal terms and rent escalators as those in the United States and Canada while those in Brazil are based on a standard cost of living index.

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

CRITICAL ACCOUNTING POLICIES

We have identified the policies and significant estimation processes listed in the Annual Report on Form 10-K as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

	Site leasing segment
	For the three months ended March 31,		Dollar
	2013	2012	Change
	(in thousands)
Segment revenue	$273,504	$172,923	$100,581
Segment cost of revenues (excluding depreciation, accretion and amortization)	(68,101)	(35,407)	(32,694)

Segment operating profit	$205,403	$137,516	$67,887

	Site development segment
	For the three months ended March 31,		Dollar
	2013	2012	Change
	(in thousands)
Segment revenue	$39,567	$19,567	$20,000
Segment cost of revenues (excluding depreciation, accretion and amortization)	(32,594)	(16,786)	(15,808)

Segment operating profit	$6,973	$2,781	$4,192

This increase in site leasing segment operating profit of $67.9 million for the three months ended March 31, 2013 is primarily due to additional profit generated by (1) the towers that we acquired in the Mobilitie acquisition in the second quarter of 2012 and the TowerCo and Vivo acquisitions in the fourth quarter of 2012 and partially from towers constructed subsequent to March 31, 2012, (2) organic site leasing growth from new leases, (3) contractual rent escalators and (4) lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers.

The increase in site development segment operating profit of $4.2 million for the three months ended March 31, 2013 is primarily due to the higher volume of work performed compared to the prior year associated with the deployment of next generation networks by wireless carriers, in particular, Sprint’s Network Vision initiative.

Adjusted EBITDA:

We define Adjusted EBITDA as net loss excluding the impact of net interest expenses, provision for taxes, depreciation, accretion and amortization, asset impairment and decommission costs, non-cash compensation, net loss from extinguishment of debt, other income and expenses, acquisition related expenses, non-cash straight-line leasing revenue and non-cash straight-line ground lease expense.

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

The reconciliation of Adjusted EBITDA is as follows:

	For the three months ended March 31,		Dollar
	2013	2012	Change
	(in thousands)

Net loss	$(22,376)	$(22,651)	$275
Interest income	(641)	(47)	(594)
Total interest expense(1)	80,433	61,672	18,762
Depreciation, accretion & amortization	125,636	82,100	43,536
Total provision (benefit) for income tax(2)	(400)	1,760	(2,160)
Loss from write-off of def financing fees and exting of debt	142	—	142
Asset impairment and decommission costs	3,722	349	3,373
Acquisition related costs	5,822	344	5,478
Non-cash compensation	3,874	3,057	817
Non-cash straight-line leasing revenue	(16,783)	(8,156)	(8,627)
Non-cash straight-line ground rent expense	8,443	3,073	5,370
Other income	(152)	(12)	(140)

Adjusted EBITDA	$187,720	$121,489	$66,232

(1)	Interest expense includes interest expense, non-cash interest expense and amortization of deferred financing fees.
(2)

Includes $241 and $433 of franchise taxes for the three months ended March 31, 2013 and 2012, respectively, reflected in selling, general, and administrative expenses in the Consolidated Statement of Operations.

Adjusted EBITDA was $187.7 million for the three months ended March 31, 2013 compared to $121.5 million for the three months ended March 31, 2012. The increase of $66.2 million is primarily due to increased segment operating profit from our site leasing and site development segments partially offset by an increase in selling, general and administrative costs.

RESULTS OF OPERATIONS

Three months ended March 31, 2013 Compared to Three months ended March 31, 2012

	For the three months ended March 31,		Dollar	Percentage Increase
	2013	2012	Change	(Decrease)
	(in thousands)
Revenues:
Site leasing	$273,504	$172,923	$100,581	58.2%
Site development	39,567	19,567	20,000	102.2%

Total revenues	313,071	192,490	120,581	62.6%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	68,101	35,407	32,694	92.3%
Cost of site development	32,594	16,786	15,808	94.2%
Selling, general and administrative	20,431	17,215	3,216	18.7%
Asset impairment and decommission costs	3,722	349	3,373	966.5%
Acquisition related expenses	5,822	344	5,478	1592.4%
Depreciation, accretion and amortization	125,636	82,100	43,536	53.0%

Total operating expenses	256,306	152,201	104,105	68.4%

Operating income	56,765	40,289	16,476	40.9%

Other income (expense):
Interest income	641	47	594	1263.8%
Interest expense	(59,465)	(42,248)	(17,217)	40.8%
Non-cash interest expense	(17,364)	(16,991)	(373)	2.2%
Amortization of deferred financing fees	(3,604)	(2,433)	(1,171)	48.1%
Loss from extinguishment of debt, net	(142)	—	(142)	100.0%
Other income	152	12	140	1166.7%

Total other expense	(79,782)	(61,613)	(18,169)	29.5%

Loss before provision for income taxes	(23,017)	(21,324)	(1,693)	7.9%
Benefit (provision) for income taxes	641	(1,327)	1,968	(148.3%)

Net loss	(22,376)	(22,651)	275	(1.2%)
Net loss attributable to the noncontrolling interest	—	20	(20)	(100.0%)

Net loss attributable to SBA Communications Corporation	$(22,376)	$(22,631)	$255	(1.1%)

Revenues:

Site leasing revenues increased $100.6 million for the three months ended March 31, 2013, as compared to the same period in the prior year, due largely to (i) revenues from the towers that we acquired, including $75.7 from the Mobilitie, TowerCo, and Vivo towers acquired in 2012, and towers that we constructed subsequent to March 31, 2012 (ii) organic site leasing growth from new leases, contractual rent escalators and lease amendments which increased the related rent to reflect additional equipment added to our towers and (iii) increased straight-line leasing revenue associated with the master lease amendment with T-Mobile.

Site development revenues increased $20.0 million for the three months ended March 31, 2013, as compared to the same period in the prior year, as a result of a higher volume of work performed during the quarter as compared to the same period last year associated with the deployment of next generation networks by wireless carriers, in particular, Sprint’s Network Vision initiative.

Operating Expenses:

Site leasing cost of revenues increased $32.7 million for the three months ended March 31, 2013, as compared to the same period in the prior year, primarily as a result of the growth in the number of tower sites owned by us, including $31.3 million from the Mobilitie, TowerCo, and Vivo towers acquired during 2012, partially offset by the positive impact of our ground lease purchase program.

Site development cost of revenues increased $15.8 million for the three months ended March 31, 2013, as compared to the same period in the prior year, as a result of a higher volume of work associated with the deployment of next generation networks by wireless carriers.

Selling, general and administrative expenses increased $3.2 million for the three months ended March 31, 2013, as compared to the same period in the prior year, primarily as a result of an increase in personnel, salaries and benefits and non-cash compensation due in part to the Company’s continued portfolio expansion.

Asset impairment and decommission costs increased $3.4 million for the three months ended March 31, 2013, as compared to the same period in the prior year, primarily as a result of the write-off of assets and related costs associated with the decommissioning of 55 towers during the three months ended March 31, 2013.

Acquisition related expenses increased $5.5 million for the three months ended March 31, 2013, as compared to the same period in the prior year, primarily as a result of an increase in acquisition and integration related expenses related to the Vivo tower acquisition which occurred at the end of the fourth quarter of 2012.

Depreciation, accretion and amortization expense increased $43.5 million for the three months ended March 31, 2013, as compared to the same period in the prior year, due to an increase in the number of tower sites built and acquired by us, including the Mobilitie, TowerCo, and Vivo towers acquired during 2012. Depreciation, accretion, and amortization expense recorded for the three months ended March 31, 2013 includes $38.5 million related to the Mobilitie, TowerCo, and Vivo acquisitions.

Operating Income:

Operating income increased $16.5 million for the three months ended March 31, 2013 to $56.8 million compared to $40.3 million for the three months ended March 31, 2012, primarily due to higher segment operating profit in both the site leasing and site development segments offset by increases in acquisition related expenses, asset impairment and decommission costs, depreciation, accretion, and amortization expense, and selling, general and administrative expenses.

Other Income (Expense):

Interest expense increased $17.2 million from the three months ended March 31, 2012 due to the higher weighted average principal amount of cash-interest bearing debt outstanding for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily resulting from the issuance of the 2012-1 Term Loan, 2012-2 Term Loan, 2012-1 Tower Securities, 5.75% Notes and 5.625% Notes during 2012. These increases were offset by the full redemption of $375.0 million of principal balance of the 8.0% Notes and the redemption of the $131.3 million in aggregate principal balance of the 8.25% Notes.

Amortization of deferred financing fees increased $1.2 million for the three months ended March 31, 2013 from the three months ended March 31, 2012, primarily resulting from the issuance of the 2012-1 Term Loan, 2012-2 Term Loan, 2012-1 Tower Securities, 5.75% Notes and 5.625% Notes during 2012 offset by the full repayment of the 8.0% Notes in the third quarter of 2012.

Net Loss

Net loss decreased $0.3 million to $22.4 million for the three months ended March 31, 2013 from the three months ended March 31, 2012. The decrease is primarily due to an increase in our site leasing and site development segments operating profit, as well as an income tax benefit realized during the three months ended March 31, 2013. These items were partially offset by increases in selling, general, and administrative expenses, asset impairment and decommission costs, acquisition related expenses, depreciation, amortization, and accretion, interest expense, and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation is a holding company with no business operations of its own. SBA Communications’ only significant asset is the outstanding capital stock of SBA Telecommunications, LLC (formerly known as Telecommunications, Inc.) (“Telecommunications”), which is also a holding company that owns equity interests in entities that directly or indirectly own all of our domestic and international towers and assets. We conduct all of our business operations through Telecommunications’ subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries.

A summary of our cash flows is as follows:

	For the three months ended
	March 31, 2013	March 31, 2012
	(in thousands)
Summary cash flow information:
Cash provided by operating activities	$94,228	$66,040
Cash used in investing activities	(244,657)	(75,890)
Cash provided by financing activities	37,801	488,091

Increase (decrease) in cash and cash equivalents	(112,869)	478,241
Effect of exchange rate changes on cash and cash equivalents	1,759	(3)
Cash and cash equivalents, beginning of the period	233,099	47,316

Cash and cash equivalents, end of the period	$122,230	$525,554

Sources of Liquidity

We fund our growth, including our tower portfolio growth, through cash flows from operations, long-term indebtedness and equity issuances. With respect to our debt financing, we have issued secured and unsecured debt instruments at various levels of our organizational structure to minimize our financing costs while maximizing our operational flexibility.

Cash provided by operating activities was $94.2 million for the three months ended March 31, 2013 as compared to $66.0 million for the three months ended March 31, 2012. This increase was primarily due to an increase in segment operating profit from the site leasing and site development operating segments partially offset by increased cash interest payments relating to the higher average amount of cash-interest bearing debt outstanding for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

During the three months ended March 31, 2013, we did not borrow any amounts under the Revolving Credit Facility. As of March 31, 2013, the availability under the Revolving Credit Facility was $670 million, subject to compliance with financial ratios.

On April 18, 2013, we issued $1.33 billion of 2013 Tower Securities (as defined below) which have a blended coupon interest rate of 3.218% per annum, payable monthly and a weighted average life through the anticipated repayment date of 7.2 years . The proceeds from this issuance were used to settle a portion of our obligations under our 1.875% Notes, pay down the outstanding balance under our Revolving Credit Facility and pay down an aggregate $500.0 million under our 2011 and 2012-2 Term Loans.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites or related assets. During the three months ended March 31, 2013, we did not issue any shares of Class A common stock under this registration statement. As of March 31, 2013, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

On February 27, 2012, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. During the three months ended March 31, 2013, we did not issue any shares of our Class A common stock under the automatic shelf registration statement and the prospectus supplement related thereto.

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

A detail of our cash capital expenditures is as follows:

	For the three months
	ended March 31,
	2013	2012
	(in thousands)
Acquisitions and related earnouts(1)	$196,154	$45,477
Construction and related costs on new tower builds	23,368	17,639
Augmentation and tower upgrades	8,322	4,423
Ground lease purchases(2)	13,388	5,671
Tower maintenance	3,046	2,099
General corporate	1,687	691

Total cash capital expenditures	$245,965	$76,000

(1)	Included in our cash capital expenditures for the three months ended March 31, 2013 is $175.9 million related to our acquisition of 800 towers from Vivo in the fourth quarter of 2012.
(2)	Excludes $1.7 million and $1.5 million spent to extend ground lease terms as of March 31, 2013 and 2012, respectively.

On April 24, 2013 we prepaid $310.7 million of principal balance of our 2011 Term Loan and $189.3 million of principal balance of our 2012-2 Term Loan.

On April 25, 2013 we repaid the $100.0 million outstanding balance under our revolving credit facility.

On May 1, 2013 we settled the converted notes related to our 1.875% Notes with $794.8 million in cash. We also paid the remaining principal and accrued interest related to the 142 notes that were not converted.

We settled $18.1 million of early conversions of our 1.875% Notes with 437,134 shares of SBA class A common stock during the first and second quarters of 2013.

Concurrent with the settlement of our conversion obligation we settled our convertible note hedges and received $182.9 million, $45.2 million of which was received during the three months ended March 31, 2013 and $137.7 million received in the second quarter of 2013.

During the remainder of 2013, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $11 million to $16 million. We expect to have discretionary cash capital expenditures during the remainder of 2013 primarily associated with new tower construction, additional tower acquisitions, tower augmentations and ground lease purchases. We expect to fund these additional cash capital expenditures from cash on hand, cash flow from operations and borrowings under the Revolving Credit Facility. The exact amount of our future cash capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and tower acquisition programs, and our ground lease purchase program.

Subsequent to March 31, 2013, we acquired 7 towers for an aggregate consideration paid of $2.8 million in cash.

During the three months ended March 31, 2013 we did not repurchase any shares of our Class A common stock under our stock repurchase program. As of March 31, 2013, we had a remaining authorization to repurchase $150 million of Class A common stock under our current $300.0 million stock repurchase program.

Debt Instruments and Debt Service Requirements

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility is governed by the Senior Credit Agreement. On January 28, 2013, SBA Senior Finance II LLC entered into a Revolving Credit Commitment Increase Supplement, with Deutsche Bank Trust Company Americas, Toronto Dominion (Texas) LLC, as administrative agent, and The Toronto-Dominion Bank, New York Branch, as issuing lender, pursuant to which SBA Senior Finance II exercised its right to upsize the aggregate principal amount of its Revolving Credit Facility from $700 million to $730 million. All other terms of the Senior Credit Agreement remained the same.

On March 14, 2013, SBA Senior Finance II LLC entered into a Revolving Credit Commitment Increase Supplement, with Citibank, Toronto Dominion (Texas) LLC, as administrative agent, and The Toronto-Dominion Bank, New York Branch, as issuing lender, pursuant to which SBA Senior Finance II exercised its right to upsize the aggregate principal amount of its Revolving Credit Facility from $730 million to $770 million effective March 28, 2013. All other terms of the Senior Credit Agreement remained the same.

As of March 31, 2013, the Revolving Credit Facility consists of a revolving loan under which up to $770.0 million aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest at the Eurodollar Rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, May 9, 2017. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. A per annum commitment fee of 0.375% to 0.5% of the unused commitments under the Revolving Credit Facility is charged based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period. As of March 31, 2013, the amount outstanding under the Revolving Credit Facility of $100 million was accruing interest at 2.335% per annum.

During the three months ended March 31, 2013, we did not borrow any additional amounts under the Revolving Credit Facility. As of March 31, 2013, the availability under the Revolving Credit Facility was $670.0 million, subject to compliance with specified financial ratios, and satisfaction of customary conditions to borrowing.

On April 25, 2013, we paid off the $100 million outstanding balance on the Revolving Credit Facility using proceeds from the 2013 Tower Securities (defined below).

Term Loans under the Senior Credit Agreement

2011 Term Loan

The 2011 Term Loan consists of a senior secured term loan in an initial aggregate principal amount of $500.0 million and matures on June 30, 2018. The 2011 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin of 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus a margin of 275 basis points (with a Eurodollar Rate floor of 1%). As of March 31, 2013, the 2011 Term Loan was accruing interest at 3.75% per annum. Principal on the 2011 Term Loan is repaid in quarterly installments of $1.25 million on the last day of each March, June, September and December, which commenced on September 30, 2011. The remaining principal balance of the 2011 Term Loan will be due and payable on the maturity date. SBA Senior Finance

II has the ability to prepay any or all amounts under the 2011 Term Loan without premium or penalty. The 2011 Term Loan was issued at 99.75% of par value. As of March 31, 2013, we had deferred financing fees of $4.9 million associated with this transaction which are being amortized through the maturity date.

During the three months ended March 31, 2013, we made repayments totaling $1.3 million on the 2011 Term Loan. As of March 31, 2013, the 2011 Term Loan had a principal balance of $491.3 million. On April 24, 2013, we paid off $310.7 million of the 2011 Term Loan using proceeds from the 2013 Tower Securities (defined below) and wrote off $0.8 million of deferred financing fees and $0.6 million of discount related to the debt. As a result of the prepayment, no further scheduled quarterly principal payments are required until the maturity date.

2012-1 Term Loan

The 2012-1 Term Loan consists of a senior secured term loan in an initial aggregate principal amount of $200.0 million and matures on May 9, 2017. The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of March 31, 2013, the 2012-1 Term Loan was accruing interest at 2.460% per annum. Having commenced on September 30, 2012, principal of the 2012-1 Term Loan is being repaid in quarterly installments on the last day of each March, June, September and December, in an amount equal to $2.5 million for each of the first eight quarters, $3.75 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-1 Term Loan without premium or penalty. To the extent not previously paid, the 2012-1 Term Loan will be due and payable on the maturity date. The 2012-1 Term Loan was issued at par. As of March 31, 2013, we had deferred financing fees of $2.7 million in relation to this transaction which are being amortized through the maturity date.

During the three months ended March 31, 2013, we made repayments totaling $2.5 million on the 2012-1 Term Loan. As of March 31, 2013, the 2012-1 Term Loan had a principal balance of $192.5 million.

2012-2 Term Loan

The 2012-2 Term Loan consists of a senior secured term loan in an initial aggregate principal amount of $300.0 million and matures on September 28, 2019. The 2012-2 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus 275 basis points (with a Eurodollar Rate floor of 1%). As of March 31, 2013, the 2012-2 Term Loan was accruing interest at 3.75% per annum. Principal of the 2012-2 Term Loan is to be repaid in equal quarterly installments on the last day of each March, June, September and December, commencing in March 2013, in an aggregate amount equal to $3.0 million per year. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-2 Term Loan without premium or penalty, with the exception of a 1% premium if prepayment occurs during the first year of the loan with proceeds from certain refinancing or repricing transactions. To the extent not previously paid, the 2012-2 Term Loan will be due and payable on the maturity date. The 2012-2 Term Loan was issued at 99.75% of par value. As of March 31, 2013, we had deferred financing fees of approximately $3.5 million in relation to this transaction which are being amortized through the maturity date.

During the three months ended March 31, 2013, we made repayments totaling $0.8 million on the 2012-2 Term Loan. As of March 31, 2013, the 2012-2 Term Loan had a principal balance of $299.3 million. On April 24, 2013, we paid off $189.3 million of the 2012-2 Term Loan using proceeds from the 2013 Tower Securities (defined below) and wrote off $0.2 million of deferred financing fees and $0.4 million of discount related to the debt. As a result of the prepayment, no further scheduled quarterly principal payments are required until the maturity date.

Secured Tower Revenue Securities

2010 Tower Securities

On April 16, 2010, a New York common law trust (the “Trust”) issued $680.0 million of 2010-1 Tower Securities and $550.0 million of 2010-2 Tower Securities (together the “2010 Tower Securities”). The 2010-1 Tower Securities have an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The weighted average annual fixed coupon interest rate of the 2010 Tower Securities is 4.7%, including borrowers’ fees, payable monthly. The anticipated repayment date and the final maturity date for the 2010–1 Tower Securities is April 15, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010–2 Tower Securities is April 17, 2017 and April 15, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers (as defined in the Annual Report on Form 10-K). As of March 31, 2013, we had deferred financing fees of approximately $18.0 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2010 Tower Securities.

2012-1 Tower Securities

On August 9, 2012, we, through the Trust, issued $610 million of Secured Tower Revenue Securities Series 2012-1 (the “2012-1 Tower Securities”) which have an anticipated repayment date of December 15, 2017 and a final maturity date of December 15, 2042. The fixed coupon interest rate of the 2012-1 Tower Securities is 2.933% per annum, payable monthly. As of March 31, 2013, we had deferred financing fees of approximately $14.8 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2012-1 Tower Securities.

As of March 31, 2013, we met the required Debt Service Coverage Ratio and were in compliance with all other covenants as set forth in the mortgage loan agreement.

2013 Tower Securities

On April 18, 2013, we, through our existing SBA Tower Trust, sold $425 million of 2.240% Secured Tower Revenue Securities Series 2013-1C which have an anticipated repayment date of April 2018 and a final maturity date of April 2043, $575 million of 3.722% Secured Tower Revenue Securities Series 2013-2C which have an anticipated repayment date of April 2023 and a final maturity date of April 2048, and $330 million of 3.598% Secured Tower Revenue Securities Series 2013-1D which have an anticipated repayment date of April 2018 and a final maturity date of April 2043 (the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities have a blended interest rate of 3.218% and a weighted average life through the anticipated repayment date of 7.2 years.

Net proceeds from this offering were used to repay the $100 million outstanding balance under our Revolving Credit Facility, $310.7 million of the 2011 Term Loan, and $189.3 million of the 2012-2 Term Loan under the Senior Credit Agreement. The rest of the net proceeds was used to satisfy unhedged obligations in connection with the conversion or May 1, 2013 maturity of the 1.875% Convertible Senior Notes due 2013.

1.875% Convertible Senior Notes due 2013

On May 16, 2008, we issued $550.0 million of our 1.875% Convertible Senior Notes (the “1.875% Notes”). Interest is payable semi-annually on May 1 and November 1, and the Notes matured on May 1, 2013. The Notes were convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 24.1196 shares of Class A common stock per $1,000 principal amount of 1.875% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $41.46 per share or a 20% conversion premium based on the last reported sale price of $34.55 per share of Class A common stock on the Nasdaq Global Select Market on May 12, 2008, the purchase agreement date.

Prior to the final settlement period, which began on February 22, 2013, we received conversion notices with respect to $18.1 million in principal of the 1.875% Notes of which $5.3 million were settled during the first quarter of 2013. These notes were converted and settled with the issuance of 437,134 shares of SBA common stock of which 128,332 shares related to the first quarter of 2013. In connection with these conversions, the convertible note hedges on the notes converted and the related common stock warrants were automatically exercised. As a result, the Company received a net 71,054 shares of SBA common stock of which 20,616 shares were received during the first quarter of 2013.

On February 1, 2013, we provided notice to the trustee and holders of its 1.875% Notes that we elected to settle 100% of our future conversion obligations pursuant to the Indenture governing the 1.875% Notes in cash, effective February 4, 2013.

From February 4, 2013 to April 29, 2013, we received additional conversion notices from holders of an aggregate of $450.6 million in principal of our 1.875% notes (excluding $81.2 million in principal of the Notes held by a subsidiary of ours which were also converted). Pursuant to the terms of the Indenture, these notes were converted at a price of $1,764.02 per $1,000 of principal or an aggregate of $794.8 million. The remaining $142,000 aggregate principal amount of 1.875% Notes that was not converted matured on May 1, 2013 and were settled in cash at principal plus accrued interest.

Concurrently with the settlement of our conversion obligation, we settled the convertible note hedges that we had initially purchased at the time the outstanding 1.875% Notes were issued. In connection with the settlement of these options, we received an aggregate of $182.7 million in cash of which $45.3 million was received during the three months ended March 31, 2013.

As of May 1, 2013, common stock warrants remain outstanding with respect to 13,156,497 underlying shares of our Class A common stock. These warrants have a strike price of $67.37 per share and expire evenly over a 60 day trading period beginning August 1, 2013.

4.0% Convertible Senior Notes due 2014

On April 24, 2009, we issued $500.0 million of our 4.0% Convertible Senior Notes (“4.0% Notes”) in a private placement transaction. Interest on the 4.0% Notes is payable semi-annually on April 1 and October 1. The maturity date of the 4.0% Notes is October 1, 2014. We incurred fees of $11.7 million with the issuance of the 4.0% Notes of which $7.7 million was recorded as deferred financing fees and $4.0 million was recorded as a reduction to shareholders’ equity.

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

Concurrently with the pricing of the 4.0% Notes, we entered into convertible note hedge and warrant transactions with affiliates of certain of the initial purchasers of the convertible notes. The initial strike price of the convertible note hedge transactions relating to the 4.0% Notes is $30.38 per share of our Class A common stock (the same as the initial conversion price of the 4.0% Notes) and the upper strike price of the warrant transactions is $44.64 per share.

We are amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate of the 4.0% Notes from its coupon rate of 4.0% to 12.9%. As of March 31, 2013 and December 31, 2012, the carrying amount of the equity component related to the 4.0% Notes was $169.0 million.

The 4.0 % Notes are reflected in long-term debt in our Consolidated Balance Sheets at carrying value. The following table summarizes the balances for the 4.0% Notes:

	As of	As of
	March 31, 2013	December 31, 2012
	(in thousands)
Principal balance	$499,983	$499,987
Debt discount	(60,260)	(69,236)

Carrying value	$439,723	$430,751

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

•	if specified distributions to holders of Class A common stock are made or specified corporate transactions occur, and

•	at any time on or after July 22, 2014.

As of March 31, 2013, the 4.0% Notes were convertible by the noteholders.

Upon conversion, we have the right to settle our conversion obligation in cash, shares of Class A common stock or a combination of cash and shares of our Class A common stock. From time to time, upon notice to the holders of the Notes, we may change our election regarding the form of consideration that we will use to settle our conversion obligation; provided, however, that we are not permitted to change our settlement election after July 21, 2014 for the 4.0% Notes.

During the three months ended March 31, 2013, 3 notes valued at $1,000 per note for the 4.0% Notes were settled in shares of our Class A common stock and cash for fractional shares. In connection with the conversion, we received the applicable shares of stock due under the associated proportionate bond hedges. In addition, we received 3 conversion notices for the 4.0% Notes totaling 10 notes valued at $1,000 per note during the first quarter of 2013. These notes will be settled in shares of our Class A common stock and cash for fractional shares during the second quarter of 2013.

Senior Notes

8.0% Senior Notes and 8.25% Senior Notes

On July 24, 2009, our wholly-owned subsidiary, SBA Telecommunications, LLC, issued $750.0 million of unsecured senior notes (the “Senior Notes”), $375.0 million of which were due August 15, 2016 (the “8.0% Notes”) and $375.0 million of which were due August 15, 2019 (the “8.25% Notes”). The 8.0% Notes had an interest rate of 8.00% per annum and were issued at a price of 99.330% of their face value. The 8.25% Notes have an interest rate of 8.25% per annum and were issued at a price of 99.152% of their face value. Interest on each of the Senior Notes was due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. We incurred deferred financing fees of approximately $16.5 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the Senior Notes. Net proceeds of this offering were $727.8 million after deducting expenses and the original issue discount. We are amortizing the debt discount on the Senior Notes utilizing the effective interest method over the life of the 8.0% Notes and 8.25% Notes.

On April 13, 2012, we used the proceeds of an equity offering to redeem $131.3 million in aggregate principal amount of our 8.0% Notes and $131.3 million in aggregate principal amount of our 8.25% Notes and to pay $21.3 million as a premium on the redemption of the notes. Additionally, we wrote off $1.5 million and $4.3 million of debt discount and deferred financing fees, respectively, related to the redemption of the notes.

On August 29, 2012, we redeemed the remaining $243.8 million principal balance of the 8.0% Notes plus paid $14.6 million in applicable premium on the redemption of the notes. Additionally, we wrote off $1.0 million and $3.4 million of debt discount and deferred financing fees, respectively, related to the redemption of the notes.

As of March 31, 2013, the principal balance of the 8.25% Notes was $243.8 million and the carrying value was $242.2 million.

5.75% Senior Notes

On July 13, 2012, Telecommunications issued $800.0 million of unsecured senior notes (the “5.75% Notes”) due July 15, 2020. The Notes accrue interest at a rate of 5.75% and were issued at par. Interest on the 5.75% Notes is due semi-annually on July 15 and January 15 of each year beginning on January 15, 2013. We incurred deferred financing fees of approximately $13.9 million in relation to this transaction which are being amortized through the maturity date. We used the net proceeds from this offering to (1) repay all amounts outstanding under the Mobilitie Bridge Loan and (2) repay all amounts outstanding under our Revolving Credit Facility. The remaining proceeds were used for general corporate purposes.

In connection with the issuance of the 5.75% Notes, we entered into a Registration Rights Agreement with J.P. Morgan Securities LLC, as representative of the Initial Purchasers. Pursuant to the terms of the Registration Rights Agreement, we and Telecommunications agreed to use our respective reasonable best efforts to file and have declared effective a registration statement with respect to an offer to exchange the 5.75% Notes for new notes guaranteed by us registered under the Securities Act of 1933, as amended (the “Securities Act”), on or prior to July 8, 2013. If we fail to satisfy certain filing and other obligations with respect to the exchange, we will be obligated to pay additional interest of 0.25% per annum for the first 90-day period and an additional 0.25% per annum with respect to each subsequent 90-day period thereafter, until our registration obligations are fulfilled, up to a maximum of 1.00% per annum.

5.625% Senior Notes

On September 28, 2012, we issued $500.0 million of unsecured senior notes (the “5.625% Notes”) due October 1, 2019. The 5.625% Notes accrue interest at a rate of 5.625% per annum and were issued at par. Interest on the 5.625% Notes is due semi-annually on October 1 and April 1 of each year beginning on April 1, 2013. We incurred deferred financing fees of approximately $8.4 million in relation to this transaction which are being amortized through the maturity date. We used the proceeds from the issuance of the 5.625% Notes to pay a portion of the cash consideration in the TowerCo II Holdings LLC acquisition.

In connection with the issuance of the 5.625% Notes, we entered into a Registration Rights Agreement with J.P. Morgan Securities LLC, as representative of the Initial Purchasers. Pursuant to the terms of the Registration Rights Agreement, we agreed to use our reasonable best efforts to file and have declared effective a registration statement with respect to an offer to exchange the 5.625% Notes for new notes registered under the Securities Act of 1933, as amended (the “Securities Act”), on or prior to September 23, 2013. If we fail to satisfy certain filing and other obligations with respect to the exchange, we will be obligated to pay additional interest of 0.25% per annum for the first 90-day period and an additional 0.25% per annum with respect to each subsequent 90-day period thereafter, until our registration obligations are fulfilled, up to a maximum of 1.00% per annum.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments.

The following table presents the future principal payment obligations associated with our debt instruments assuming our actual level of indebtedness as of March 31, 2013:

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(in thousands)

Debt:
1.875% Convertible Senior Notes(1)	$463,514	$—	$—	$—	$—	$—	$463,514	$798,403
4.000% Convertible Senior Notes(1)	$—	$499,983	$—	$—	$—	$—	$499,983	$1,196,859
8.250% Senior Notes	$—	$—	$—	$—	$—	$243,750	$243,750	$268,734
5.625% Senior Notes	$—	$—	$—	$—	$—	$500,000	$500,000	$515,000
5.750% Senior Notes due 2020	$—	$—	$—	$—	$—	$800,000	$800,000	$832,000
4.254% 2010-1 Tower Securities (2)	$—	$—	$680,000	$—	$—	$—	$680,000	$709,213
5.101% 2010-2 Tower Securities (2)	$—	$—	$—	$—	$550,000	$—	$550,000	$618,954
2.933% 2012-1 Tower Securities(2)	$—	$—	$—	$—	$610,000	$—	$610,000	$636,071
Revolving Credit Facility (3)	$—	$—	$—	$—	$100,000	$—	$100,000	$100,000
2011 Term Loan B(3)	$3,750	$5,000	$5,000	$5,000	$5,000	$467,500	$491,250	$494,934
2012-1 Term Loan A	$7,500	$12,500	$17,500	$20,000	$135,000	$—	$192,500	$192,019
2012-2 Term Loan B(3)	$2,250	$3,000	$3,000	$3,000	$3,000	$285,000	$299,250	$303,739

Total debt obligation	$477,014	$520,483	$705,500	$28,000	$1,403,000	$2,296,250	$5,430,247	$6,665,926

(1)	Amounts set forth reflect the principal amount of the relevant convertible notes and do not reflect the total obligations that may be due on the convertible notes if they are converted prior to their maturity date. As of March 31, 2013, both the 1.875% Notes and the 4.0% Notes are convertible pursuant to the terms of their applicable indenture.
(2)	The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 15, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 17, 2017 and April 15, 2042, respectively. The anticipated repayment date and the final maturity date for the 2012-1 Tower Securities is December 15, 2017 and December 15, 2042, respectively.
(3)	On April 25, 2013, we paid off the $100 million outstanding balance on the Revolving Credit Facility. On April 24, 2013, we repaid $310.7 million of the 2011 Term Loan and $189.3 million of the 2012-2 Term Loan. As a result of the repayments, no further scheduled principal payments are required for the 2011 and 2012-2 Term Loans until the maturity date.

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	the impact of consolidation among wireless service providers on our leasing revenue;

•	our ability to continue to comply with covenants and the terms of our credit instruments and our ability to obtain additional financing to fund our capital expenditures;

•

our ability to successfully manage the risks associated with international operations, including risks relating to political or economic conditions, tax laws, currency restrictions, legal or judicial systems, and land ownership;

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

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of March 31, 2013. Based on such evaluation, such officers have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement.

On March 14, 2013, SBA Senior Finance II LLC entered into a Revolving Credit Commitment Increase Supplement, with Citibank, N.A. (“Citibank”), Toronto Dominion (Texas) LLC, as administrative agent, and The Toronto-Dominion Bank, New York Branch, as issuing lender, pursuant to which SBA Senior Finance II exercised its right to upsize the aggregate principal amount of its Revolving Credit Facility from $730 million to $770 million effective March 28, 2013. All other terms of the Senior Credit Agreement remained the same.

SBA and certain of its affiliates have previously entered into commercial financial arrangements with Citibank, and/or its affiliates, and each of these entities and/or its affiliates has in the past provided financial, advisory, investment banking and other services to SBA and its affiliates. Specifically, (1) Citibank N.A. serves as a lender in connection with amounts borrowed under the Senior Credit Agreement, (2) Citigroup Global Markets Inc. acted as an underwriter in connection with SBA’s issuance of Class A common stock in March 2012, (3) Citigroup Global Markets Inc. acted as an underwriter in connection with SBA Telecommunications, Inc.’s issuance of the 5.75% Senior Notes due 2020 in July 2012, the issuance by SBA of the 5.625% Senior Notes due 2019 and the issuance by SBA Tower Trust of the 2012-1 Tower Securities, the 2013-1C Tower Securities, the 2013-1D Tower Securities and the 2013-2C Tower Securities, and (4) Citibank provided financing commitments in connection with the TowerCo acquisition.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information set forth under Item 1.01 is incorporated by reference herein.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On February 20, 2013, the Compensation Committee of the Board of Directors of SBA approved an increase in the base salaries for each of its named executive officers. Specifically, the salaries of Messrs. Stoops, Cavanagh, Bagwell, Hunt and Silberstein were increased by 4%, 11%, 8%, 8% and 9%, respectively.

ITEM 6. EXHIBITS

Exhibit No.	Description

*10.86(o)	Revolving Credit Commitment Increase Supplement, dated as of March 14, 2013, among SBA Senior Finance II LLC, as borrower, Citibank, N.A., Toronto Dominion (Texas) LLC, as administrative agent, and The Toronto-Dominion Bank, New York Branch, as issuing lender.

*31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

May 10, 2013	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

May 10, 2013	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

*10.86(o)	Revolving Credit Commitment Increase Supplement, dated as of March 14, 2013, among SBA Senior Finance II LLC, as borrower, Citibank, N.A., Toronto Dominion (Texas) LLC, as administrative agent, and The Toronto-Dominion Bank, New York Branch, as issuing lender.

*31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.