Form 10-Q
period 2013-06-30
SBA COMMUNICATIONS CORP
filed 2013-08-06
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 127,786,853 shares of Class A common stock outstanding as of July 31, 2013.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$189,442	$233,099
Restricted cash	36,378	27,708
Short-term investments	5,388	5,471
Accounts receivable, net of allowance of $374 and $246 at June 30, 2013 and December 31, 2012, respectively	47,783	39,099
Costs and estimated earnings in excess of billings on uncompleted contracts	35,654	23,644
Prepaid and other current assets	37,439	39,542

Total current assets	352,084	368,563

Property and equipment, net	2,570,407	2,671,317
Intangible assets, net	3,088,296	3,134,133
Deferred financing fees, net	79,799	66,324
Other assets	393,920	355,280

Total assets	$6,484,506	$6,595,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$10,000	$475,351
Accounts payable	24,101	27,694
Accrued expenses	39,979	42,052
Deferred revenue	72,739	76,668
Accrued interest	46,439	46,233
Other current liabilities	19,640	195,690

Total current liabilities	212,898	863,688

Long-term liabilities:
Long-term debt	5,631,209	4,880,752
Other long-term liabilities	204,662	186,475

Total long-term liabilities	5,835,871	5,067,227

Commitments and contingencies
Redeemable noncontrolling interest	—	11,711

Stockholders’ equity (deficit)
Common stock - Class A, par value $0.01, 400,000 shares authorized, 127,784 and 126,933 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,278	1,269
Additional paid in capital	2,969,083	3,111,107
Accumulated deficit	(2,520,451)	(2,462,176)
Accumulated other comprehensive (loss) income, net	(14,173)	2,791

Total shareholders’ equity	435,737	652,991

Total liabilities and shareholders’ equity	$6,484,506	$6,595,617

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Revenues:
Site leasing	$279,501	$203,581	$553,005	$376,504
Site development	44,804	25,566	84,372	45,133

Total revenues	324,305	229,147	637,377	421,637

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	67,784	44,759	135,885	80,166
Cost of site development	35,941	21,446	68,535	38,232
Selling, general, and administrative	21,507	17,744	41,938	34,959
Asset impairment and decommission costs	6,493	646	10,215	995
Acquisition related expenses	1,957	15,816	7,779	16,160
Depreciation, accretion, and amortization	141,089	93,998	266,725	176,098

Total operating expenses	274,771	194,409	531,077	346,610

Operating income	49,534	34,738	106,300	75,027

Other income (expense):
Interest income	697	37	1,338	84
Interest expense	(63,117)	(43,902)	(122,582)	(86,150)
Non-cash interest expense	(12,144)	(17,416)	(29,509)	(34,407)
Amortization of deferred financing fees	(3,923)	(3,661)	(7,527)	(6,094)
Loss from extinguishment of debt, net	(5,618)	(27,149)	(5,760)	(27,149)
Other income, net	547	4,972	699	4,984

Total other expense, net	(83,558)	(87,119)	(163,341)	(148,732)

Loss before provision for income taxes	(34,024)	(52,381)	(57,041)	(73,705)
Provision for income taxes	(1,875)	(2,453)	(1,234)	(3,780)

Net loss from continuing operations	(35,899)	(54,834)	(58,275)	(77,485)
Income from discontinued operations, net of income taxes	—	1,380	—	1,380

Net loss	(35,899)	(53,454)	(58,275)	(76,105)

Less: Net (income) loss attributable to the noncontrolling interest	—	(18)	—	2

Net loss attributable to SBA Communications Corporation	$(35,899)	$(53,472)	$(58,275)	$(76,103)

Basic and diluted loss per common share amounts:
Loss from continuing operations	$(0.28)	$(0.45)	$(0.46)	$(0.67)
Income from discontinued operations	—	0.01	—	0.01

Net loss per common share	$(0.28)	$(0.44)	$(0.46)	$(0.66)

Basic and diluted weighted average number of common shares	127,713	121,318	127,387	116,374

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited) (in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Net loss from continuing operations	$(35,899)	$(54,834)	$(58,275)	$(77,485)
Income from discontinued operations	—	1,380	—	1,380

Foreign currency translation adjustments	(18,518)	(979)	(16,964)	(237)

Comprehensive loss	(54,417)	(54,433)	(75,239)	(76,342)
Comprehensive (income) loss attributable to the noncontrolling interest	—	(18)	—	2

Comprehensive loss attributable to SBA Communications Corp.	$(54,417)	$(54,451)	$(75,239)	$(76,340)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited) (in thousands)

	Class A		Additional		Accumulated Other Comprehensive
	Common Stock		Paid-In	Accumulated	(Loss) Income,
	Shares	Amount	Capital	Deficit	net	Total

BALANCE, December 31, 2012	126,933	$1,269	$3,111,107	$(2,462,176)	$2,791	$652,991
Net loss attributable to SBA Communications	—	—	—	(58,275)	—	(58,275)
Common stock issued in connection with stock purchase/option plans	485	5	6,100	—	—	6,105
Non-cash compensation	—	—	8,922	—	—	8,922
Adjustment associated with the acquisition of noncontrolling interest	—	—	5,703	—	—	5,703
Settlement of convertible notes	437	5	(321,955)	—	—	(321,950)
Settlement of convertible note hedges	(81)	(1)	182,854	—	—	182,853
Settlement of common stock warrants	10	—	(23,648)	—	—	(23,648)
Foreign currency translation adjustments	—	—	—	—	(16,964)	(16,964)

BALANCE, June 30, 2013	127,784	$1,278	$2,969,083	$(2,520,451)	$(14,173)	$435,737

The accompanying notes are an integral part of these consolidated financial statements

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,275)	$(76,105)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	—	(1,380)
Depreciation, accretion, and amortization	266,725	176,098
Non-cash interest expense	29,509	34,407
Deferred income tax (benefit) expense	(1,396)	1,392
Non-cash asset impairment and decommission costs	7,426	995
Non-cash compensation expense	8,804	6,907
Provision for doubtful accounts	367	149
Amortization of deferred financing fees	7,527	6,094
Loss from extinguishment of debt, net	5,760	27,149
Other non-cash items reflected in the Statements of Operations	(1,575)	(4,697)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	(20,276)	(3,864)
Prepaid and other assets	(33,656)	(33,568)
Accounts payable and accrued expenses	2,416	4,597
Accrued interest	4,401	(7,643)
Other liabilities	10,402	18,238

Net cash provided by operating activities	228,159	148,769

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and related earn-outs	(256,719)	(951,391)
Capital expenditures	(70,202)	(48,287)
Other investing activities	213	(1,176)

Net cash used in investing activities	(326,708)	(1,000,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	125,000	484,000
Repayments under Revolving Credit Facility	(225,000)	(200,000)
Proceeds from Mobilitie Bridge Loan, net of fees	—	395,000
Proceeds from sale of common stock, net of fees	—	283,879
Repurchase of 2016 Notes and 2019 Notes	—	(283,828)
Proceeds from 2012 Term Loan, net of fees	—	197,310
Repayment of Term Loans	(507,000)	(2,500)
Proceeds from bankruptcy claim on convertible hedge	540	4,648
Proceeds from employee stock purchase/stock option plans	6,105	13,604
Principal payments under capital lease obligations	(872)	(648)
Payment of deferred financing fees	(1,268)	(1,233)
Payments on settlement of convertible debt	(794,996)	—
Proceeds from settlement of convertible note hedges	182,853	—
Payments for early unwind of common stock warrants	(23,648)	—
Proceeds from issuance of Tower Securities	1,305,935	—
Payment for purchase of noncontrolling interests	(6,008)	—
Payment of restricted cash relating to SBA Tower Trust	(7,333)	—

Net cash provided by financing activities	54,308	890,232

Effect of exchange rate changes on cash and cash equivalents	584	(104)
Net cash provided by discontinued operations from operating activities	—	1,380
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(43,657)	39,423
CASH AND CASH EQUIVALENTS:
Beginning of period	233,099	47,316

End of period	$189,442	$86,739

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months ended June 30,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$118,155	$93,920

Income taxes	$3,249	$2,683

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Assets acquired through capital leases	$690	$1,791

Issuance of stock for acquisitions	$—	$263,340

Issuance of stock for conversion of debt	$18,134	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for SBA Communications Corporation and its subsidiaries (the “Company”). These financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give an indication of the results for the year. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in consolidated financial statements and accompanying notes. While the Company believes that such estimates are reasonable when considered in conjunction with the consolidated financial statements and accompanying notes, the actual amount of such estimates, when known, will vary from these estimates.

2. FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnouts related to acquisitions are measured at fair value on a recurring basis using Level 3 inputs. The Company determines the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value, using a discounted probability-weighted approach using Level 3 inputs. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation if the performance targets contained in various acquisition agreements were met was $7.0 million and $9.8 million as of June 30, 2013 and December 31, 2012, respectively, which the Company recorded in accrued expenses on its Consolidated Balance Sheets. The maximum potential obligation related to the performance targets was $13.4 million as of June 30, 2013.

Items Measured at Fair Value on a Nonrecurring Basis— The Company’s long-lived assets, intangibles, and asset retirement obligations are measured at fair value on a nonrecurring basis using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company considers many factors and makes certain assumptions when making this assessment, including but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. The fair value of the long-lived assets, intangibles, and asset retirement obligations is calculated using a discounted cash flow model. During the three and six months ended June 30, 2013, the Company recognized an impairment charge of $6.5 million and $10.2 million, respectively, including third party decommission costs, related to its long-lived assets and intangibles resulting from the Company’s analysis that the future cash flows from certain tower sites would not recover the carrying value of the investment in those tower sites. During the three and six months ended June 30, 2012, the Company recognized an impairment charge of $0.6 million and $1.0 million, respectively. Impairment charges for all periods presented relate to the Company’s site leasing operating segment.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable and short-term investments approximate their related estimated fair values due to the short maturity of those instruments. Short-term investments consisted of $5.2 million and $5.3 million in certificate of deposits, as of June 30, 2013 and December 31, 2012, respectively. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of June 30, 2013, the carrying value and fair value of the held-to-maturity investments, including current portion, were $1.3 million and $1.5 million, respectively. As of December 31, 2012, the carrying value and fair value of the held-to-maturity investments, including current portion, was $1.3 million and $1.5 million, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company determines fair value of its debt instruments utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Revolving Credit Facility is considered to be equal to the carrying value because the interest payments are based on Eurodollar rates that reset every month. The Company does not believe its credit risk has changed materially from the date the applicable Eurodollar Rate plus 187.5 basis points was set for the Revolving Credit Facility. The following table reflects fair values, principal balances, and carrying values of the Company’s debt instruments (see Note 9).

	As of June 30, 2013			As of December 31, 2012
		Principal	Carrying		Principal	Carrying
	Fair Value	Balance	Value	Fair Value	Balance	Value
	(in millions)

1.875% Convertible Senior Notes	$—	$—	$—	$714,096	$468,836	$457,351
4.000% Convertible Senior Notes	1,227,459	499,973	448,988	1,060,622	499,987	430,751
8.250% Senior Notes	263,250	243,750	242,295	272,391	243,750	242,205
5.625% Senior Notes	495,000	500,000	500,000	523,750	500,000	500,000
5.750% Senior Notes	796,000	800,000	800,000	848,000	800,000	800,000
4.254% Secured Tower Revenue Securities Series 2010-1	699,149	680,000	680,000	713,619	680,000	680,000
5.101% Secured Tower Revenue Securities Series 2010-2	593,868	550,000	550,000	621,379	550,000	550,000
2.933% Secured Tower Revenue Securities Series 2012-1	613,983	610,000	610,000	635,614	610,000	610,000
2.240% Secured Tower Revenue Securities Series 2013-1C	413,865	425,000	425,000	—	—	—
3.722% Secured Tower Revenue Securities Series 2013-2C	542,254	575,000	575,000	—	—	—
3.598% Secured Tower Revenue Securities Series 2013-1D	319,285	330,000	330,000	—	—	—
Revolving Credit Facility	—	—	—	100,000	100,000	100,000
2011 Term Loan B	180,529	180,529	180,201	493,731	492,500	491,518
2012-1 Term Loan A	190,238	190,000	190,000	194,513	195,000	195,000
2012-2 Term Loan B	109,971	109,971	109,725	300,750	300,000	299,278

Total debt	$6,444,851	$5,694,223	$5,641,209	$6,478,465	$5,440,073	$5,356,103

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. RESTRICTED CASH

Restricted cash consists of the following:

	As of June 30, 2013	As of December 31, 2012	Included on Balance Sheet
	(in thousands)

Securitization escrow accounts	$35,439	$26,774	Restricted cash - current asset

Payment and performance bonds	939	934	Restricted cash - current asset
Surety bonds and workers compensation	11,991	11,989	Other assets - noncurrent

Total restricted cash	$48,369	$39,697

Pursuant to the terms of the Tower Securities (see Note 9), the Company is required to establish a securitization escrow account, held by the indenture trustee, into which all rents and other sums due on the towers that secure the Tower Securities are directly deposited by the lessees. These restricted cash amounts are used to fund reserve accounts for the payment of (1) debt service costs, (2) ground rents, real estate and personal property taxes, and insurance premiums related to tower sites, (3) trustee and servicing expenses, (4) management fees, and (5) to reserve a portion of advance rents received from tenants. The restricted cash in the controlled deposit account in excess of required reserve balances is subsequently released to the Borrowers (as defined in the Annual Report on Form 10-K) monthly, provided that the Borrowers are in compliance with their debt service coverage ratio and that no event of default has occurred. All monies held by the indenture trustee are classified as restricted cash on the Company’s Consolidated Balance Sheets.

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of June 30, 2013, the Company had $38.6 million in surety, payment and performance bonds for which it was required to post $10.5 million in collateral. As of December 31, 2012, the Company had $35.1 million in surety, payment and performance bonds for which it was required to post $10.5 million in collateral. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. The Company had also pledged $2.3 million as of each of June 30, 2013 and December 31, 2012, as collateral related to its workers compensation policy.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. ACQUISITIONS

During the second quarter of 2013, the Company acquired 44 completed towers and related assets and liabilities and the rights to manage 6 additional communication sites. These acquisitions were not significant to the Company and, accordingly, pro forma financial information has not been presented.

The following table summarizes the Company’s cash acquisition capital expenditures:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Towers and related intangible assets	$35,111	$885,880	$230,864	$929,595
Ground lease land purchases	11,156	11,082	24,544	16,753
Earnouts	910	3,281	1,311	5,043

Total acquisition capital expenditures	$47,177	$900,243	$256,719	$951,391

Total acquisition capital expenditures for the six months ended June 30, 2013, included $175.9 million related to the Brazil acquisition which closed in the fourth quarter of 2012.

In addition, the Company paid $3.1 million and $2.1 million for ground lease extensions during the three months ended June 30, 2013 and 2012, respectively, and $4.9 and $3.6 million for ground lease extensions during the six months ended June 30, 2013 and 2012, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheet.

The estimates of the fair value of the assets acquired and liabilities assumed at the date of an acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, including contingent consideration and any related tax impact. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. During the measurement period, the Company will adjust assets and/or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in a revised estimated value of those assets and/or liabilities as of that date. The effect of material measurement period adjustments to the estimated fair values is reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the intangible assets, or require acceleration of the amortization expense of intangible assets in subsequent periods.

During the three months ended June 30, 2013, the Company identified a purchase price allocation adjustment related to an acquisition that occurred in the fourth quarter of the prior year, and accordingly, has recorded an adjustment to reclassify $54.0 million from Property and Equipment to Intangible Assets. The effect of this entry was not material to the Company’s Statement of Operations and Consolidated Balance Sheet for the periods presented, and as such, has only been reflected in the Consolidated Statement of Operations and Consolidated Balance Sheet as of and for the period ended June 30, 2013.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Earnouts

The Company recorded an adjustment of $1.4 million and $2.0 million during the three and six months ended June 30, 2013, respectively, decreasing the estimated contingent consideration fair value at such date. The Company recorded an adjustment of $2.2 million and $0.8 million during the three and six months ended June 30, 2012, respectively, increasing the estimated contingent consideration fair value at such date.

As of June 30, 2013, the Company’s estimate of its potential obligation if the performance targets contained in various acquisition agreements were met was $7.0 million, which the Company has recorded in accrued expenses.

5. DISCONTINUED OPERATIONS

On September 6, 2012, the Company sold certain DAS networks located in New York, Chicago and Las Vegas, to ExteNet Systems, Inc. for approximately $119.3 million, comprised of $94.3 million in cash and $25 million in the form of a promissory note. One additional DAS network in Auburn, Alabama was sold to ExteNet on October 23, 2012 for $5.7 million in cash.

The sold DAS networks, were included in the Company’s Site Leasing segment, met both the component and held for sale criteria during the second quarter of 2012 and the results of operations associated with these assets have been reported as discontinued operations in the Company’s consolidated financial statements. The Company did not allocate any portion of the Company’s interest expense to discontinued operations.

The key components of discontinued operations were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Site leasing revenue	$—	$2,653	$—	$2,653
Income from discontinued operations, net of taxes	—	1,380	—	1,380

6. INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of June 30, 2013			As of December 31, 2012
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value
	(in thousands)
Current contract intangibles	$2,801,836	$(557,741)	$2,244,095	$2,744,968	$(462,016)	$2,282,952
Network location intangibles	1,131,713	(287,512)	844,201	1,101,566	(250,385)	851,181

Intangible assets, net	$3,933,549	$(845,253)	$3,088,296	$3,846,534	$(712,401)	$3,134,133

All intangible assets noted above are included in our site leasing segment. The Company amortizes its intangible assets using the straight-line method over three to fifteen years. Amortization expense relating to the intangible assets above was $71.6 million and $41.2 million for the three months ended June 30, 2013 and 2012, respectively, and $133.6 million and $77.6 million for the six months ended June 30, 2013 and 2012, respectively. These amounts are subject to change until the preliminary allocation of the purchase price is finalized for the respective acquisition.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of June 30, 2013	As of December 31, 2012
	(in thousands)
Towers and related components	$3,753,060	$3,757,859
Construction-in-process	23,257	25,454
Furniture, equipment and vehicles	37,911	35,278
Land, buildings and improvements	315,644	290,931

	4,129,872	4,109,522
Less: accumulated depreciation	(1,559,465)	(1,438,205)

Property and equipment, net	$2,570,407	$2,671,317

Construction-in-process represents costs incurred related to towers that are under development and that will be used in the Company’s operations. Depreciation expense was $69.5 million and $52.7 million for the three months ended June 30, 2013 and 2012, respectively, and $133.0 million and $98.4 million for the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013 and December 31, 2012, non-cash capital expenditures that are included in accounts payable and accrued expenses were $9.6 million and $17.3 million, respectively.

8. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of	As of
	June 30, 2013	December 31, 2012
	(in thousands)
Cost incurred on uncompleted contracts	$80,145	$55,349
Estimated earnings	30,696	20,883
Billings to date	(77,427)	(53,708)

	$33,414	$22,524

These amounts are included on the accompanying Consolidated Balance Sheet under the following captions:

	As of	As of
	June 30, 2013	December 31, 2012
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$35,654	$23,644
Other current liabilities (Billings in excess of costs and estimated earnings on uncompleted contracts)	(2,240)	(1,120)

	$33,414	$22,524

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At June 30, 2013, five significant customers comprised 87.4% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, while at December 31, 2012, five significant customers comprised 86.5% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

9. DEBT

The carrying and principal values of debt consist of the following (in thousands):

		As of June 30, 2013		As of December 31, 2012
	Maturity Date	Principal Balance	Carrying Value	Principal Balance	Carrying Value
		(in thousands)

1.875% Convertible Senior Notes	May 1, 2013	$—	$—	$468,836	$457,351
4.000% Convertible Senior Notes	Oct. 1, 2014	499,973	448,988	499,987	430,751
8.250% Senior Notes	Aug. 15, 2019	243,750	242,295	243,750	242,205
5.625% Senior Notes	Oct. 1, 2019	500,000	500,000	500,000	500,000
5.750% Senior Notes	July 15, 2020	800,000	800,000	800,000	800,000
4.254% Secured Tower Revenue Securities Series 2010-1	April 15, 2015	680,000	680,000	680,000	680,000
5.101% Secured Tower Revenue Securities Series 2010-2	April 17, 2017	550,000	550,000	550,000	550,000
2.933% Secured Tower Revenue Securities Series 2012-1	Dec. 15, 2017	610,000	610,000	610,000	610,000
2.240% Secured Tower Revenue Securities Series 2013-1C	April 17, 2018	425,000	425,000	—	—
3.722% Secured Tower Revenue Securities Series 2013-2C	April 17, 2023	575,000	575,000	—	—
3.598% Secured Tower Revenue Securities Series 2013-1D	April 17, 2018	330,000	330,000	—	—
Revolving Credit Facility	May 9, 2017	—	—	100,000	100,000
2011 Term Loan B	June 30, 2018	180,529	180,201	492,500	491,518
2012-1 Term Loan A	May 9, 2017	190,000	190,000	195,000	195,000
2012-2 Term Loan B	Sept. 28, 2019	109,971	109,725	300,000	299,278

Total debt		5,694,223	5,641,209	5,440,073	5,356,103
Less: current maturities of long-term debt			(10,000)		(475,351)

Total long-term debt, net of current maturities			$5,631,209		$4,880,752

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	Three months ended June 30, 2013		Three months ended June 30, 2012		Six months ended June 30, 2013		Six months ended June 30, 2012
	Cash Interest	Non-cash Interest	Cash Interest	Non-cash Interest	Cash Interest	Non-cash Interest	Cash Interest	Non-cash Interest
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
1.875% Convertible Senior Notes	$551	$2,161	$2,508	$9,122	$2,671	$10,435	$5,016	$18,036
4.0% Convertible Senior Notes	5,000	9,900	5,000	8,147	10,000	18,876	10,000	16,036

8.0% Senior Notes	—	—	5,225	58	—	—	12,725	139

8.25% Senior Notes	5,027	45	5,388	44	10,055	89	13,123	107

5.625% Senior Notes	7,031	—	—	—	14,063	—	—	—

5.75% Senior Notes	11,500	—	—	—	23,000	—	—	—
2010 Secured Tower Revenue Securities	14,344	—	14,344	—	28,688	—	28,686	—
2012 Secured Tower Revenue Securities	4,521	—	—	—	9,042	—	—	—
2013 Secured Tower Revenue Securities	8,784	—	—	—	8,784	—	—	—

Revolving Credit Facility	1,121	—	2,195	—	2,482	—	2,710	—

2011 Term Loan	2,456	24	4,704	45	7,072	68	9,419	89

2012-1 Term Loan	1,193	—	859	—	2,393	—	859	—

2012-2 Term Loan	1,496	14	—	—	4,308	41	—	—

Mobilitie Bridge Loan	—	—	3,740	—	—	—	3,740	—

Other	93	—	(61)	—	24	—	(128)	—

Total	$63,117	$12,144	$43,902	$17,416	$122,582	$29,509	$86,150	$34,407

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility is governed by the Senior Credit Agreement. As of June 30, 2013, the Revolving Credit Facility consists of a revolving loan under which up to $770.0 million aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest at the Eurodollar Rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, May 9, 2017. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. A per annum commitment fee of 0.375% to 0.5% of the unused commitments under the Revolving Credit Facility is charged based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period.

During the three months ended June 30, 2013, the Company borrowed $125.0 million under the Revolving Credit Facility and made payments of $225.0 million using proceeds from the 2013 Tower Securities (defined below). As of

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2013, there was no amount outstanding under the Revolving Credit Facility and the availability under the Revolving Credit Facility was $770.0 million, subject to compliance with specified financial ratios and satisfaction of other customary conditions to borrowing.

Term Loans under the Senior Credit Agreement

2011 Term Loan B

The 2011 Term Loan consists of a senior secured term loan, with an initial aggregate principal amount of $500.0 million, that matures on June 30, 2018. The 2011 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin of 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus a margin of 275 basis points (with a Eurodollar Rate floor of 1%). As of June 30, 2013, the 2011 Term Loan was accruing interest at 3.75% per annum. SBA Senior Finance II has the ability to prepay any or all amounts under the 2011 Term Loan without premium or penalty. The 2011 Term Loan was issued at 99.75% of par value. The Company incurred deferred financing fees of $4.9 million associated with this transaction which are being amortized through the maturity date.

During the six months ended June 30, 2013, the Company repaid $312.0 million on the 2011 Term Loan. Included in this amount, was a prepayment of $310.7 million made on April 24, 2013 using proceeds from the 2013 Tower Securities. In connection with the prepayment, the Company expensed $2.3 million of net deferred financing fees and $0.6 million of discount related to the debt. As a result of the prepayment, no further scheduled quarterly principal payments are required until the maturity date. As of June 30, 2013, the 2011 Term Loan had a principal balance of $180.5 million. The remaining $1.8 million of deferred financing fees are being amortized through the maturity date.

2012-1 Term Loan A

The 2012-1 Term Loan consists of a senior secured term loan, with an initial aggregate principal amount of $200.0 million, that matures on May 9, 2017. The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of June 30, 2013, the 2012-1 Term Loan was accruing interest at 2.45% per annum. Principal payments on the 2012-1 Term Loan commenced on September 30, 2012, and are being made in quarterly installments on the last day of each March, June, September and December, in an amount equal to $2.5 million for each of the first eight quarters, $3.75 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-1 Term Loan without premium or penalty. To the extent not previously repaid, the 2012-1 Term Loan will be due and payable on the maturity date. The 2012-1 Term Loan was issued at par. The Company incurred deferred financing fees of $2.7 million in relation to this transaction which are being amortized through the maturity date.

During the three and six months ended June 30, 2013, the Company repaid $2.5 million and $5.0 million, respectively, on the 2012-1 Term Loan. As of June 30, 2013, the 2012-1 Term Loan had a principal balance of $190.0 million.

2012-2 Term Loan B

The 2012-2 Term Loan consists of a senior secured term loan, with an initial aggregate principal amount of $300.0 million, that matures on September 28, 2019. The 2012-2 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus 275

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

basis points (with a Eurodollar Rate floor of 1%). As of June 30, 2013, the 2012-2 Term Loan was accruing interest at 3.75% per annum. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-2 Term Loan without premium or penalty, with the exception of a 1% premium if prepayment occurs during the first year of the loan with proceeds from certain refinancing or repricing transactions. To the extent not previously repaid, the 2012-2 Term Loan will be due and payable on the maturity date. The 2012-2 Term Loan was issued at 99.75% of par value. The Company incurred deferred financing fees of approximately $3.5 million in relation to this transaction which are being amortized through the maturity date.

During the six months ended June 30, 2013, the Company repaid $190.0 million on the 2012-2 Term Loan. Included in this amount, was a prepayment of $189.3 million made on April 24, 2013 using proceeds from the 2013 Tower Securities. In connection with the prepayment, the Company expensed $2.0 million of net deferred financing fees and $0.4 million of discount related to the debt. As a result of the prepayment, no further scheduled quarterly principal payments are required until the maturity date. As of June 30, 2013, the 2012-2 Term Loan had a principal balance of $110.0 million. The remaining $1.3 million of deferred financing fees are being amortized through the maturity date.

Secured Tower Revenue Securities

2010 Tower Securities

On April 16, 2010, a New York common law trust (the “Trust”) issued $680.0 million of 2010-1 Tower Securities and $550.0 million of 2010-2 Tower Securities (together the “2010 Tower Securities”). The 2010-1 Tower Securities have an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The weighted average annual fixed interest rate of the 2010 Tower Securities is 4.7%, including borrowers’ fees, payable monthly. The anticipated repayment date and the final maturity date for the 2010–1 Tower Securities is April 15, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010–2 Tower Securities is April 17, 2017 and April 15, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers. The Company has incurred deferred financing fees of $18.0 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2010 Tower Securities.

2012-1 Tower Securities

On August 9, 2012, the Company, through the Trust, issued $610 million of Secured Tower Revenue Securities Series 2012-1 (the “2012-1 Tower Securities”) which have an anticipated repayment date of December 15, 2017 and a final maturity date of December 15, 2042. The fixed interest rate of the 2012-1 Tower Securities is 2.933% per annum, payable monthly. The Company has incurred deferred financing fees of $14.9 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2012-1 Tower Securities.

2013 Tower Securities

On April 18, 2013, the Company, through the Trust, issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C which have an anticipated repayment date of April 2018 and a final maturity date of April 2043, $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C which have an anticipated repayment date of April 2023 and a final maturity date of April 2048, and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D which have an anticipated repayment date of April 2018 and a final maturity date of April 2043 (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities have a blended interest rate of 3.218% and a weighted average life through the anticipated repayment date of 7.2 years. The Company has incurred deferred financing fees of $24.1 million in relation to this transaction which are being amortized through the anticipated repayment date.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net proceeds from this offering were used to repay the $100 million outstanding balance under the Company’s Revolving Credit Facility, $310.7 million of the 2011 Term Loan, and $189.3 million of the 2012-2 Term Loan under the Company’s Senior Credit Agreement. The remaining net proceeds were used to satisfy unhedged obligations in connection with the Company’s 1.875% Convertible Senior Notes.

As of June 30, 2013, the Borrowers met the required Debt Service Coverage Ratio and were in compliance with all other covenants as set forth in the mortgage loan agreement.

1.875% Convertible Senior Notes due 2013

On May 16, 2008, the Company issued $550.0 million of its 1.875% Convertible Senior Notes (the “1.875% Notes”). Interest was payable semi-annually on May 1 and November 1, and the 1.875% Notes matured on May 1, 2013. The 1.875% Notes were convertible, at the holder’s option, into shares of the Company’s Class A common stock, at an initial conversion rate of 24.1196 shares of Class A common stock per $1,000 principal amount of 1.875% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $41.46 per share or a 20% conversion premium based on the last reported sale price of $34.55 per share of Class A common stock on the Nasdaq Global Select Market on May 12, 2008, the purchase agreement date.

Prior to the final settlement period, which began on February 22, 2013, the Company converted $18.1 million in principal of the 1.875% Notes. These notes were converted and settled with the issuance of 437,134 shares of SBA common stock pursuant to the terms of the Indenture. In connection with these conversions, the related convertible note hedges and a portion of the common stock warrants were settled. As a result, the Company received a net 71,054 shares of SBA Class A common stock.

Pursuant to the terms of the indenture, on February 1, 2013, SBA provided notice to the trustee and holders of its 1.875% Notes that it elected to settle 100% of its future conversion obligations pursuant to the Indenture governing the 1.875% Notes in cash, effective February 4, 2013.

During the final settlement period, the Company received additional conversion notices from holders of an aggregate of $450.6 million in principal of the 1.875% Notes (excluding $81.2 million in principal of the notes held by a subsidiary of the Company which were also converted). Pursuant to the terms of the Indenture, these notes were converted at a price of $1,764.02 per $1,000 of principal or an aggregate of $794.8 million, which were settled in cash. The remaining $142,000 aggregate principal amount of 1.875% Notes that was not converted matured on May 1, 2013 and was settled in cash at principal plus accrued interest.

Concurrently with the settlement of the Company’s conversion obligation, the Company settled the convertible note hedges that the Company had initially entered into at the time the outstanding 1.875% Notes were issued. In connection with the settlement of these hedges, the Company received an aggregate of $182.9 million in cash.

As of May 1, 2013, common stock warrants remained outstanding with respect to 13.2 million underlying shares of the Company’s Class A common stock. These warrants have a strike price of $67.37 per share. During the three months ended June 30, 2013, the Company paid $23.6 million in cash to unwind warrants with 2.8 million underlying shares of the Company’s Class A common stock. The remaining warrants will be settled evenly over a 60 trading day period beginning August 1, 2013.

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

The Company is amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate of the 4.0% Notes from its coupon rate of 4.0% to 12.9%. As of June 30, 2013 and December 31, 2012, the carrying amount of the equity component related to the 4.0% Notes was $169.0 million.

The 4.0 % Notes are reflected in long-term debt in the Company’s Consolidated Balance Sheets at their carrying value. The following table summarizes the balances for the 4.0% Notes:

	As of June 30, 2013	As of December 31, 2012
	(in thousands)
Principal balance	$499,973	$499,987
Debt discount	(50,985)	(69,236)

Carrying value	$448,988	$430,751

The 4.0% Notes are convertible only under the following circumstances:

•

during any calendar quarter, if the last reported sale price of the Company’s Class A common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of Class A common stock on the last day of such preceding calendar quarter,

•

during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 4.0% Notes for each day in the measurement period was less than 95% of the product of the last reported sale price of Class A common stock and the applicable conversion rate,

•	if specified distributions to holders of Class A common stock are made or specified corporate transactions occur, and

•	at any time on or after July 22, 2014.

Upon conversion, the Company has the right to settle its conversion obligation in cash, shares of Class A common stock or a combination of cash and shares of its Class A common stock. From time to time, upon notice to the holders of the 4.0% Notes, the Company may change its election regarding the form of consideration that it will

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

use to settle its conversion obligation; provided, however, that the Company is not permitted to change its settlement election after July 21, 2014 for the 4.0% Notes. At the time of the issuance of the 4.0% Notes, the Company elected to settle its conversion obligations in stock. As of June 30, 2013, the Company has not changed its election.

During the fourth quarter of 2012 and the first quarter and the second quarter of 2013, the 4.0% Notes were convertible based on the fact that the Company’s Class A common stock closing price per share exceeded $39.49 for at least 20 trading days during the 30 consecutive trading day period during the last month of the prior quarter. As a result of conversions exercised by holders pursuant to the terms of the indenture, during the six months ended June 30, 2013, the Company converted $14,000 in principal amount of 4.0% Notes and settled its conversion obligation through the issuance of 456 shares of Class A common stock. In connection with these conversions, the related convertible note hedges and a portion of the common stock warrants were settled. As a result, the Company received a net 203 shares of SBA Class A common stock. In addition, the Company has received conversion notices totaling $25,000 in principal amount of the 4.0% Notes during the second quarter of 2013, each of which will settle during the third quarter of 2013. These notes and the proportionate convertible note hedges will be settled in shares of its Class A common stock and cash for fractional shares during the third quarter of 2013.

Senior Notes

8.0% Senior Notes and 8.25% Senior Notes

On July 24, 2009, the Company’s wholly-owned subsidiary, SBA Telecommunications, LLC (formerly known as SBA Telecommunications, Inc.) (“Telecommunications”), issued $750.0 million of unsecured senior notes (the “Senior Notes”), $375.0 million of which were due August 15, 2016 (the “8.0% Notes”) and $375.0 million of which are due August 15, 2019 (the “8.25% Notes”). The 8.0% Notes had an interest rate of 8.00% per annum and were issued at a price of 99.330% of their face value. The 8.25% Notes have an interest rate of 8.25% per annum and were issued at a price of 99.152% of their face value. Interest on each of the Senior Notes was due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. The Company incurred deferred financing fees of $5.4 million in relation to the 8.25% Notes which are being amortized through the anticipated repayment date.

Net proceeds of this offering were $727.8 million after deducting expenses and the original issue discount. The Company was amortizing the debt discount on the Senior Notes utilizing the effective interest method over the life of the 8.0% Notes and 8.25% Notes.

On April 13, 2012, the Company used the proceeds of an equity offering to redeem $131.3 million in aggregate principal amount of its 8.0% Notes and $131.3 million in aggregate principal amount of its 8.25% Notes and to pay $21.3 million as a premium on the redemption of the notes. The Company expensed $1.5 million and $4.3 million of debt discount and deferred financing fees, respectively, related to the redemption of the notes.

On August 29, 2012, the Company redeemed the remaining $243.8 million principal balance of the 8.0% Notes plus paid $14.6 million in applicable premium on the redemption of the notes. The Company expensed $1.0 million and $3.4 million of debt discount and deferred financing fees, respectively, related to the redemption of the notes.

As of June 30, 2013, the principal balance of the 8.25% Notes was $243.8 million and the carrying value was $242.3 million.

5.75% Senior Notes

On July 13, 2012, Telecommunications issued $800.0 million of unsecured senior notes (the “5.75% Notes”) due July 15, 2020. The Notes accrue interest at a rate of 5.75% and were issued at par. Interest on the 5.75% Notes is

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

due semi-annually on July 15 and January 15 of each year beginning on January 15, 2013. The Company has incurred deferred financing fees of $14.0 million in relation to this transaction which are being amortized through the maturity date. The Company used the net proceeds from this offering to (1) repay all amounts outstanding under the Mobilitie Bridge Loan and (2) repay all amounts outstanding under its Revolving Credit Facility. The remaining proceeds were used for general corporate purposes.

In connection with the issuance of the 5.75% Notes, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with J.P. Morgan Securities LLC, as representative of the Initial Purchasers. Pursuant to the terms of the Registration Rights Agreement, the Company and Telecommunications filed and declared effective a registration statement with respect to an offer to exchange the 5.75% Notes for new notes guaranteed by the Company registered under the Securities Act of 1933, as amended (the “Securities Act”), on May 31, 2013. The exchange offer was consummated on July 5, 2013.

5.625% Senior Notes

On September 28, 2012, the Company issued $500.0 million of unsecured senior notes (the “5.625% Notes”) due October 1, 2019. The 5.625% Notes accrue interest at a rate of 5.625% per annum and were issued at par. Interest on the 5.625% Notes is due semi-annually on October 1 and April 1 of each year beginning on April 1, 2013. The Company has incurred deferred financing fees of $8.5 million in relation to this transaction which are being amortized through the maturity date. The Company used the proceeds from the issuance of the 5.625% Notes to pay a portion of the cash consideration in the TowerCo II Holdings LLC acquisition.

In connection with the issuance of the 5.625% Notes, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with J.P. Morgan Securities LLC, as representative of the Initial Purchasers. Pursuant to the terms of the Registration Rights Agreement, the Company filed and declared effective a registration statement with respect to an offer to exchange the 5.625% Notes for new notes registered under the Securities Act on May 31, 2013. The exchange offer was consummated on July 5, 2013.

10. REDEEMABLE NONCONTROLLING INTERESTS

In March 2013, the Company acquired the remaining 10% interest in the Central American joint venture for consideration of $6.0 million. This acquisition increased the Company’s ownership to 100% of the joint venture. The remaining $5.7 million balance of non-controlling interest was recognized as an adjustment to additional paid in capital. The acquisition of the noncontrolling interest has been recorded in accordance with ASC 810.

11. SHAREHOLDERS’ EQUITY

Common Stock Equivalents

As of June 30, 2013, the Company has potential common stock equivalents related to its outstanding stock options and restricted stock units (see Note 12) and the 4.0% Notes (see Note 9). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive for each of the three and six months ended June 30, 2013 and 2012, respectively. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for each period presented.

Stock Repurchases

The Company’s Board of Directors authorized a stock repurchase program on April 27, 2011. This program authorizes the Company to purchase, from time to time, up to $300.0 million of the Company’s outstanding Class A

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

During the six months ended June 30, 2013, the Company did not repurchase any shares in conjunction with the stock repurchase program. As of June 30, 2013, the Company had a remaining authorization to repurchase an additional $150.0 million of its common stock under its current $300.0 million stock repurchase program.

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

	For the six months ended June 30,
	2013	2012
Risk free interest rate	0.51% - 1.03%	0.58% - 0.83%
Dividend yield	0.0%	0.0%
Expected volatility	25% - 29%	53.0%
Expected lives	3.9 - 4.8 years	3.8 - 4.6 years

The following table summarizes the Company’s activities with respect to its stock options for the six months ended June 30, 2013:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)
	(in thousands)
Outstanding at December 31, 2012	2,831	$34.06
Granted	964	73.11
Exercised	(474)	27.64
Canceled	(52)	49.71

Outstanding at June 30, 2013	3,269	$46.25	4.55

Exercisable at June 30, 2013	1,480	$30.42	2.85

Unvested at June 30, 2013	1,789	$59.35	5.95

The weighted-average fair value of options granted during the six months ended June 30, 2013 and 2012 was $17.34 and $20.31, respectively. The total intrinsic value for options exercised during the six months ended June 30, 2013 and 2012 was $23.2 million and $11.9 million, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2013:

	Number of Units	Weighted- Average Grant Date Fair Value per share
	(in thousands)
Outstanding at December 31, 2012	294	$43.27
Granted	119	73.23
Restriction Lapse	(98)	41.89
Forfeited/Canceled	(10)	47.32

Outstanding at June 30, 2013	305	$55.29

13. INCOME TAXES

The Company had U.S. taxable losses during the six months ended June 30, 2013 and 2012, and, as a result, federal and state net operating loss carry-forwards have been generated. The U.S. federal and state net operating loss carry-forwards of the Company have a full valuation allowance as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses. However, a foreign tax provision is recognized because certain international subsidiaries of the Company have profitable operations or a net deferred tax liability position.

14. SEGMENT DATA

The Company operates principally in two business segments: site leasing and site development. The Company’s reportable segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations. The site leasing segment includes results of the managed and sublease businesses. The site development segment includes the results of both consulting and construction related activities. During the fourth quarter of 2012, the Company combined the reporting of its site development segments, as the nature of the services were complementary to one another. All prior periods presented have been restated to conform to the current year presentation.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenues, cost of revenues (exclusive of depreciation, accretion, and amortization), capital expenditures (including assets acquired through the issuance of shares of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company continues to operate are presented below (in thousands):

	Site Leasing	Site Development	Not Identified by Segment (1)	Total

Three months ended June 30, 2013
Revenues	$279,501	$44,804	$—	$324,305
Cost of revenues (2)	$67,784	$35,941	$—	$103,725
Depreciation, amortization and accretion	$140,142	$472	$475	$141,089
Operating income (loss)	$49,751	$6,448	$(6,665)	$49,534
Capital expenditures (3)	$80,107	$839	$264	$81,210

Three months ended June 30, 2012
Revenues	$203,581	$25,566	$—	$229,147
Cost of revenues (2)	$44,759	$21,446	$—	$66,205
Depreciation, amortization and accretion	$93,108	$519	$371	$93,998
Operating income (loss)	$35,550	$835	$(1,647)	$34,738
Capital expenditures (3)	$923,070	$1,754	$346	$925,170

Six months ended June 30, 2013
Revenues	$553,005	$84,372	$—	$637,377
Cost of revenues (2)	$135,885	$68,535	$—	$204,420
Depreciation, amortization and accretion	$264,750	$1,031	$944	$266,725
Operating income (loss)	$101,344	$10,930	$(5,974)	$106,300
Capital expenditures (3)	$324,246	$2,647	$718	$327,611

Six months ended June 30, 2012
Revenues	$376,504	$45,133	$—	$421,637
Cost of revenues (2)	$80,166	$38,232	$—	$118,398
Depreciation, amortization and accretion	$174,434	$1,035	$629	$176,098
Operating income (loss)	$77,804	$890	$(3,667)	$75,027
Capital expenditures (3)	$998,486	$2,267	$716	$1,001,469

Assets
As of June 30, 2013	$6,146,675	$73,760	$264,071	$6,484,506
As of December 31, 2012	$6,422,577	$58,804	$114,236	$6,595,617

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Excludes depreciation, amortization and accretion.
(3)	Includes cash paid for capital expenditures and acquisitions and related earn-outs and vehicle capital lease additions.

For the six months ended June 30, 2013 and 2012, the Company’s leasing revenues generated outside of the United States were 7.1% and 5.8%, respectively, of total consolidated site leasing revenues. As of June 30, 2013 and December 31, 2012, the Company’s total assets outside of the United States were 9.7% and 12.2%, respectively, of total consolidated assets. Total assets held outside of the United States at December 31, 2012 included $178.1 million of cash in Brazil, which was part of the Vivo acquisition, and paid in January 2013.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. CONCENTRATION OF CREDIT RISK

The Company’s credit risks consist primarily of accounts receivable with national, regional, and local wireless service providers and federal and state government agencies. The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts, as required, based upon factors surrounding the credit risk of specific customers, historical trends, and other information. The Company generally does not require collateral.

The following is a list of significant customers (representing at least 10% of revenue for the periods reported) and the percentage of total revenue for the specified time periods derived from such customers:

Site Leasing Revenue	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Sprint	25.1%	23.1%	25.2%	23.3%
AT&T	21.7%	23.1%	21.5%	24.2%
T-Mobile[1]	16.6%	18.1%	16.6%	15.8%
Verizon	11.9%	13.8%	11.9%	14.2%

Site Development Revenue	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Ericsson, Inc	41.8%	18.9%	41.2%	17.1%
Alcatel-Lucent	10.9%	5.2%	11.1%	4.6%
T-Mobile[1]	7.0%	8.3%	6.5%	12.1%
Verizon	4.0%	12.3%	4.0%	11.1%
Nsoro	1.6%	18.5%	3.6%	21.7%

[1]	Prior year amounts have been adjusted to reflect the merger of T-Mobile and Metro PCS.

At June 30, 2013, five significant customers comprised 54.1% of total gross accounts receivable compared to five significant customers which comprised 55.5% of total gross accounts receivable at December 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications towers. Our principal operations are in the United States and its territories. In addition, we own and operate towers in Canada, Central America, and South America. Our primary business line is our site leasing business, which contributed approximately 96% of our total segment operating profit for the year-to-date period ended June 30, 2013. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage, or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative or acquired. As of June 30, 2013, we owned 17,587 tower sites, the substantial majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased 4,900 communications sites, approximately 500 of which were revenue producing as of June 30, 2013. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and South America. Site leasing revenues are received primarily from wireless service provider tenants, including AT&T, Sprint, Verizon, T-Mobile, Digicel, Claro, and Telefonica. Wireless service providers enter into different tenant leases with us, each of which relates to the lease or use of space at an individual tower site. In the United States and Canada our tenant leases are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in our Central and South America markets typically have an initial term of 10 years with 5-year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America typically escalate in accordance with a standard cost of living index.

Cost of site leasing revenue primarily consists of:

•	Rental payments on ground and other underlying property leases;

•

Straight-line rent adjustment for the difference between rental payments made and the expense recorded as if the payments had been made evenly throughout the minimum lease term (which typically include renewal terms) of the underlying property leases;

•	Property taxes;

•	Site maintenance and monitoring costs (exclusive of employee related costs);

•	Utilities;

•	Property insurance; and

•	Deferred lease origination cost amortization.

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five year periods at our option and provide for rent escalators which typically average 2-3% annually. Of the 17,587 tower sites we owned as of June 30, 2013, approximately 72% were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates approximately 96% of our total segment operating profit. For information regarding our operating segments, please see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Revenues
	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)

Site leasing revenue	$279,501	$203,581	$553,005	$376,504
Total revenues	$324,305	$229,147	$637,377	$421,637
Site leasing revenue percentage of total revenues	86.2%	88.8%	86.8%	89.3%

	Segment Operating Profit
	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Site leasing segment operating profit(1)	$211,717	$158,822	$417,120	$296,338
Total segment operating profit(1)	$220,580	$162,942	$432,957	$303,239
Site leasing segment operating profit percentage of total segment operating profit(1)	96.0%	97.5%	96.3%	97.7%

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

Site Development Services

Our site development business, which we conducted in the United States only, is complementary to our site leasing business and provides us the ability to keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and to capture ancillary revenues that are generated by our site leasing activities, such as antenna and equipment installation at our tower locations. Site development services revenues are earned primarily from providing a full range of end to end services to wireless service providers or companies providing development or project management services to wireless service providers. Our services include: (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and antennas; (4) support in buying or leasing of the location; (5) assistance in obtaining zoning approvals and permits; (6) tower and related site construction; (7) antenna installation; and (8) radio equipment installation, commissioning, and maintenance.

For information regarding our operating segments, see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

International Operations

As of June 30, 2013, we had operations in Canada, Costa Rica, El Salvador, Guatemala, Nicaragua, Panama, and Brazil. Our operations in these countries are solely in the site leasing business, and we expect to expand operations through new builds and acquisitions. Tenant leases in the Canadian market typically have similar terms and conditions as those in the United States, with an initial term of five years, and specific rent escalators. Tenant leases in Central America and Brazil typically have a ten year initial term. Tenant leases in Central America typically have similar renewal terms and rent escalators as those in the United States and Canada while those in Brazil are based on a standard cost of living index.

In our Central American markets, significantly all of our revenue, expenses, and capital expenditures arising from our new build activities are denominated in U.S. dollars. Specifically, our ground leases, our tenant leases and most of our tower related expenses are due, and paid, in U.S. dollars. In our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In our Canadian and Brazilian operations, significantly all of our revenue, expenses and capital expenditures, including tenant leases, ground leases and other tower-related expenses, are denominated in local currency.

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

KEY PERFORMANCE INDICATORS

Non-GAAP Financial Measures

This report contains certain non-GAAP measures, including Segment operating profit and Adjusted EBITDA information. We have provided below a description and reconciliation of such non-GAAP measures to their most directly comparable GAAP measures, and an explanation as to why management utilizes these measures.

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

	Site leasing segment
	For the three months ended June 30,		Dollar	For the six months ended June 30,		Dollar
	2013	2012	Change	2013	2012	Change
	(in thousands)
Segment revenue	$279,501	$203,581	$75,920	$553,005	$376,504	$176,501
Segment cost of revenues (excluding depreciation, accretion and amortization)	(67,784)	(44,759)	(23,025)	(135,885)	(80,166)	(55,719)

Segment operating profit	$211,717	$158,822	$52,895	$417,120	$296,338	$120,782

	Site development segment
	For the three months ended June 30,		Dollar	For the six months ended June 30,		Dollar
	2013	2012	Change	2013	2012	Change
	(in thousands)
Segment revenue	$44,804	$25,566	$19,238	$84,372	$45,133	$39,239
Segment cost of revenues (excluding depreciation, accretion and amortization)	(35,941)	(21,446)	(14,495)	(68,535)	(38,232)	(30,303)

Segment operating profit	$8,863	$4,120	$4,743	$15,837	$6,901	$8,936

Site leasing segment operating profit increased $52.9 million for the three months ended June 30, 2013, as compared to the same period in the prior year, primarily due to additional profit generated by (1) the towers we acquired in the TowerCo and Vivo acquisitions in the fourth quarter of 2012 and from towers constructed subsequent to June 30, 2012, (2) organic site leasing growth from new leases, (3) contractual rent escalators, and (4) lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers.

Site leasing segment operating profit increased $120.8 million for the six months ended June 30, 2013, as compared to the same period in the prior year, primarily due to additional profit generated by (1) the towers we acquired in the Mobilitie acquisition in the second quarter of 2012 and the TowerCo and Vivo acquisitions in the fourth quarter of 2012 and from towers constructed subsequent to June 30, 2012, (2) organic site leasing growth from new leases, (3) contractual rent escalators, and (4) lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers.

The increase in site development segment operating profit of $4.7 and $9.0 million for the three and six months ended June 30, 2013, respectively, is primarily due to the higher volume of work performed compared to the prior year associated with the deployment of next generation networks by wireless carriers, in particular, the Sprint Network Vision initiative.

Adjusted EBITDA:

We define Adjusted EBITDA as net loss excluding the impact of net interest expenses, provision for taxes, depreciation, accretion, and amortization, asset impairment and decommission costs, non-cash compensation, net loss from extinguishment of debt, other income and expenses, acquisition related expenses, non-cash straight-line leasing revenue, and non-cash straight-line ground lease expense.

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

The reconciliation of Adjusted EBITDA is as follows:

	For the three months			For the six months
	ended June 30,		Dollar	ended June 30,		Dollar
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
Net loss	$(35,899)	$(53,454)	$17,555	$(58,275)	$(76,105)	$17,829
Non-cash straight-line leasing revenue	(16,833)	(11,508)	(5,325)	(34,292)	(19,664)	(14,628)
Non-cash straight-line ground lease expense	9,009	5,027	3,982	18,128	8,100	10,028
Non-cash compensation	4,930	3,850	1,080	8,804	6,907	1,897
Loss from extinguishment of debt, net	5,618	27,149	(21,531)	5,760	27,149	(21,389)
Other income/expense	(547)	(4,972)	4,425	(699)	(4,984)	4,285
Acquisition related costs	1,957	15,816	(13,859)	7,779	16,160	(8,381)
Asset impairment and decommission costs	6,493	646	5,847	10,215	995	9,220
Interest income	(697)	(37)	(660)	(1,338)	(84)	(1,254)
Interest expense(1)	79,184	64,979	14,205	159,618	126,651	32,967
Depreciation, accretion and amortization	141,089	93,998	47,091	266,725	176,098	90,627
Provision for taxes(2)	2,084	2,762	(678)	1,684	4,522	(2,838)
Income from discontinued operations	—	(1,380)	1,380	—	(1,380)	1,380

Adjusted EBITDA	$196,388	$142,876	$53,512	$384,109	$264,365	$119,743

(1)	Interest expense includes interest expense, non-cash interest expense and amortization of deferred financing fees.
(2)

Includes $210 and $450 of franchise taxes for the three and six months ended June 30, 2013, respectively, and $308 and $741 in the same periods from prior year, respectively, reflected in selling, general, and administrative expenses in the Consolidated Statement of Operations.

Adjusted EBITDA was $196.4 million and $384.1 million for the three and six months ended June 30, 2013 compared to $142.9 million and $264.4 million for the same period in the prior year, primarily due to increased segment operating profit from our site leasing and site development segments partially offset by an increase in selling, general and administrative costs.

RESULTS OF OPERATIONS

Three months ended June 30, 2013 Compared to Three months ended June 30, 2012

	For the three months			Percentage
	ended June 30,		Dollar	Increase
	2013	2012	Change	(Decrease)
	(in thousands)
Revenues:

Site leasing	$279,501	$203,581	$75,920	37.3%
Site development	44,804	25,566	19,238	75.2%

Total revenues	324,305	229,147	95,158	41.5%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	67,784	44,759	23,025	51.4%
Cost of site development	35,941	21,446	14,495	67.6%
Selling, general and administrative	21,507	17,744	3,763	21.2%
Asset impairment and decommission costs	6,493	646	5,847	905.1%
Acquisition related expenses	1,957	15,816	(13,859)	(87.6%)
Depreciation, accretion and amortization	141,089	93,998	47,091	50.1%

Total operating expenses	274,771	194,409	80,362	41.3%

Operating income	49,534	34,738	14,796	42.6%

Other income (expense):
Interest income	697	37	660	1783.8%
Interest expense	(63,117)	(43,902)	(19,215)	43.8%
Non-cash interest expense	(12,144)	(17,416)	5,272	(30.3%)
Amortization of deferred financing fees	(3,923)	(3,661)	(262)	7.2%
Loss from extinguishment of debt, net	(5,618)	(27,149)	21,531	(79.3%)
Other income, net	547	4,972	(4,425)	(89.0%)

Total other expense	(83,558)	(87,119)	3,561	(4.1%)

Loss from continuing operations before provision for income taxes	(34,024)	(52,381)	18,357	(35.0%)
Provision for income taxes	(1,875)	(2,453)	578	(23.6%)

Loss from continuing operations	(35,899)	(54,834)	18,935	(34.5%)
Income from discontinued operations, net of income taxes	—	1,380	(1,380)	100.0%

Net loss	(35,899)	(53,454)	17,555	(32.8%)
Net loss attributable to the noncontrolling interest	—	(18)	18	(100.0%)

Net loss attributable to SBA Communications Corporation	$(35,899)	$(53,472)	$17,573	(32.9%)

Revenues:

Site leasing revenues increased $75.9 million for the three months ended June 30, 2013, as compared to the same period in the prior year, due largely to (i) revenues from the towers that we acquired, including the towers acquired in the fourth quarter of 2012 related to TowerCo and Vivo, and towers that we constructed subsequent to June 30, 2012, and (ii) organic site leasing growth from new leases, contractual rent escalators and lease amendments which increased the related rent to reflect additional equipment added to our towers.

Site development revenues increased $19.2 million for the three months ended June 30, 2013, as compared to the same period in the prior year, as a result of a higher volume of work performed during the quarter as compared to the same period last year associated with the deployment of next generation networks by wireless carriers, in particular, Sprint’s Network Vision initiative.

Operating Expenses:

Site leasing cost of revenues increased $23.0 million for the three months ended June 30, 2013, as compared to the same period in the prior year, largely as a result of the growth in the number of tower sites owned by us, primarily driven by the TowerCo and Vivo towers acquired during the fourth quarter of 2012, partially offset by the positive impact of our ground lease purchase program.

Site development cost of revenues increased $14.5 million for the three months ended June 30, 2013, as compared to the same period in the prior year, as a result of a higher volume of work associated with the deployment of next generation networks by wireless carriers.

Selling, general, and administrative expenses increased $3.8 million for the three months ended June 30, 2013, as compared to the same period in the prior year, primarily as a result of an increase in personnel, salaries, and benefits and non-cash compensation due in part to our continued portfolio expansion.

Asset impairment and decommission costs increased $5.8 million for the three months ended June 30, 2013, as compared to the same period in the prior year, primarily as a result of the write-off of assets and related costs associated with the decommissioning of 76 towers during the three months ended June 30, 2013.

Acquisition related expenses decreased $13.9 million for the three months ended June 30, 2013, as compared to the same period in the prior year, primarily as a result of our acquisition of Mobilitie in the second quarter of 2012.

Depreciation, accretion, and amortization expense increased $47.1 million for the three months ended June 30, 2013, as compared to the same period in the prior year, due to an increase in the number of tower sites built and acquired by us, primarily driven by the TowerCo and Vivo towers acquired during the fourth quarter of 2012.

Operating Income:

Operating income increased $14.8 million for the three months ended June 30, 2013 from the three months ended June 30, 2012, primarily due to higher segment operating profit in both the site leasing and site development segments and a reduction in acquisition related expenses partially offset by increases in asset impairment and decommission costs, depreciation, accretion, and amortization expense, and selling, general, and administrative expenses.

Other Income (Expense):

Interest expense increased $19.2 million due to the higher weighted average principal amount of cash-interest bearing debt outstanding for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily resulting from the issuance of the 2012-2 Term Loan, 2012-1 Tower Securities, 2013 Tower Securities, 5.75% Notes, and 5.625% Notes. These increases were partially offset by the maturity of the 1.875% Notes, full repayment of $400.0 million on the Mobilitie Bridge Loan and $375.0 million on the 8.0% Senior Notes, as well as, partial prepayments of $310.7 million on the 2011 Term Loan, $189.3 million on the 2012-2 Term Loan, and $131.3 million on the 8.25% Senior Notes.

Non-cash interest expense decreased $5.3 million for the three months ended June 30, 2013, compared to the same period in the prior year. This decrease primarily reflects the full repayment on the 1.875% Notes.

Loss from Extinguishment of Debt

Loss from extinguishment of debt decreased $21.5 million for the three months ended June 30, 2013, compared to the same period in the prior year primarily due to the premium paid on the 8.0% and 8.25% Senior Notes during the second quarter of 2012 and the write off of the related debt discount and deferred financing fees compared to the write off of the debt discount and deferred financing fees associated with the partial prepayment of $500.0 million on the Term Loans during the second quarter of 2013.

Net Loss

Net loss decreased $17.6 million for the three months ended June 30, 2013 compared to the same period in the prior year, primarily due to an increase in our site leasing and site development segments operating profit and decreases in acquisition related expenses and loss from extinguishment of debt as compared to the same period in the prior year. These items were partially offset by increases in selling, general, and administrative expenses, asset impairment and decommission costs, depreciation, amortization, and accretion, interest expense, and other expenses.

Six months ended June 30, 2013 Compared to Six months ended June 30, 2012

	For the six months			Percentage
	ended June 30,		Dollar	Increase
	2013	2012	Change	(Decrease)
	(in thousands)
Revenues:
Site leasing	$553,005	$376,504	$176,501	46.9%
Site development	84,372	45,133	39,239	86.9%

Total revenues	637,377	421,637	215,740	51.2%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion, and amortization shown below):
Cost of site leasing	135,885	80,166	55,719	69.5%
Cost of site development	68,535	38,232	30,303	79.3%
Selling, general and administrative	41,938	34,959	6,979	20.0%
Asset impairment and decommission costs	10,215	995	9,220	926.6%
Acquisition related expenses	7,779	16,160	(8,381)	(51.9%)
Depreciation, accretion and amortization	266,725	176,098	90,627	51.5%

Total operating expenses	531,077	346,610	184,467	53.2%

Operating income	106,300	75,027	31,273	41.7%

Other income (expense):
Interest income	1,338	84	1,254	1492.9%
Interest expense	(122,582)	(86,150)	(36,432)	42.3%
Non-cash interest expense	(29,509)	(34,407)	4,898	(14.2%)
Amortization of deferred financing fees	(7,527)	(6,094)	(1,433)	23.5%
Loss from extinguishment of debt, net	(5,760)	(27,149)	21,389	(78.8%)
Other income, net	699	4,984	(4,285)	(86.0%)

Total other expense	(163,341)	(148,732)	(14,609)	9.8%

Loss from continuing operations before provision for income taxes	(57,041)	(73,705)	16,664	(22.6%)

Provision for income taxes	(1,234)	(3,780)	2,546	(67.4%)

Loss from continuing operations	(58,275)	(77,485)	19,210	(24.8%)

Income from discontinued operations, net of income taxes	—	1,380	(1,380)	100.0%

Net loss	(58,275)	(76,105)	17,830	(23.4%)

Less: Net loss attributable to the noncontrolling interest	—	2	(2)	(100.0%)

Net loss attributable to SBA Communications Corporation	$(58,275)	$(76,103)	$17,828	(23.4%)

Revenues:

Site leasing revenues increased $176.5 million for the six months ended June 30, 2013, as compared to the same period in the prior year, due largely to (i) revenues from the towers that we acquired, including the Mobilitie towers acquired in the second quarter of 2012, the TowerCo towers acquired in the fourth quarter of 2012 and the Vivo towers acquired in Brazil during the fourth quarter of 2012, and towers that we constructed subsequent to June 30, 2012 and (ii) organic site leasing growth from new leases, contractual rent escalators and lease amendments which increased the related rent to reflect additional equipment added to our towers.

Site development revenues increased $39.2 million for the six months ended June 30, 2013, as compared to the same period in the prior year, as a result of a higher volume of work performed during the quarter as compared to the same period last year associated with the deployment of next generation networks by wireless carriers, in particular, Sprint’s Network Vision initiative.

Operating Expenses:

Site leasing cost of revenues increased $55.7 million for the six months ended June 30, 2013, as compared to the same period in the prior year, primarily as a result of the growth in the number of tower sites owned by us, including the Mobilitie, TowerCo, and Vivo towers acquired during 2012, partially offset by the positive impact of our ground lease purchase program.

Site development cost of revenues increased $30.3 million for the six months ended June 30, 2013, as compared to the same period in the prior year, as a result of a higher volume of work associated with the deployment of next generation networks by wireless carriers.

Selling, general, and administrative expenses increased $7.0 million for the six months ended June 30, 2013, as compared to the same period in the prior year, primarily as a result of an increase in personnel, salaries, and benefits and non-cash compensation due in part to our continued portfolio expansion.

Asset impairment and decommission costs increased $9.2 million for the six months ended June 30, 2013, as compared to the same period in the prior year, primarily as a result of the write-off of assets and related costs associated with the decommissioning of 131 towers during the six months ended June 30, 2013.

Acquisition related expenses decreased $8.4 million for the six months ended June 30, 2013, as compared to the same period in the prior year, primarily as a result of a decrease in acquisition activity compared to the first half of 2012 when we acquired Mobilitie.

Depreciation, accretion, and amortization expense increased $90.6 million for the six months ended June 30, 2013, as compared to the same period in the prior year, due to an increase in the number of tower sites built and acquired by us, including the Mobilitie, TowerCo, and Vivo towers acquired during the fourth quarter of 2012.

Operating Income:

Operating income increased $31.3 million for the six months ended June 30, 2013 from the six months ended June 30, 2012, primarily due to higher segment operating profit in both the site leasing and site development segments as well as a reduction in acquisition related expenses partially offset by increases in asset impairment and decommission costs, depreciation, accretion, and amortization expense, and selling, general, and administrative expenses.

Other Income (Expense):

Interest expense increased $36.4 million due to the higher weighted average principal amount of cash-interest bearing debt outstanding for the three months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily resulting from the issuance of the 2012-2 Term Loan, 2012-1 Tower Securities, 2013 Tower Securities, 5.75% Notes, and 5.625% Notes. These increases were partially offset by the maturity of the 1.875% Notes, the full repayment of $400.0 million on the Mobilitie Bridge Loan, and $375.0 million on the 8.0% Senior Notes, as well as partial prepayments of $310.7 million on the 2011 Term Loan, $189.3 million on the 2012-2 Term Loan, and $131.3 million on the 8.25% Senior Notes.

Non-cash interest expense decreased $4.9 million from the six months ended June 30, 2013, compared to the same period in the prior year. This decrease primarily reflects the full repayment on the 1.875% Notes.

Amortization of deferred financing fees increased $1.4 million for the six months ended June 30, 2013 compared to the same period in the prior year, primarily resulting from the issuance of the 2012-1 Term Loan, 2012-2 Term

Loan, 2012-1 Tower Securities, 2013 Tower Securities, 5.75% Notes, and 5.625% Notes. These increases were offset by the full redemption of $375.0 million of principal balance of the 8.0% Notes and the redemption of $131.3 million in aggregate principal balance of the 8.25% Notes.

Loss from Extinguishment of Debt

Loss from extinguishment of debt decreased $21.4 million for the six months ended June 30, 2013, compared to the same period in the prior year primarily due to the premium paid on the 8.0% and 8.25% Senior Notes during the second quarter of 2012 and the write off of the related debt discount and deferred financing fees compared to the write off of the debt discount and deferred financing fees associated with the partial prepayment of $500.0 million on the Term Loans during the second quarter of 2013.

Net Loss

Net loss decreased $17.8 million for the six months ended June 30, 2013 compared to the same period in the prior year, primarily due to an increase in our site leasing and site development segments operating profit and decreases in acquisition related expenses and loss from extinguishment of debt as compared to the same period in the prior year. These items were partially offset by increases in selling, general, and administrative expenses, asset impairment and decommission costs, depreciation, amortization, and accretion, interest expense, and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation is a holding company with no business operations of its own. SBA Communications’ only significant asset is the outstanding capital stock of SBA Telecommunications, LLC (formerly known as SBA Telecommunications, Inc.) (“Telecommunications”), which is also a holding company that owns equity interests in entities that directly or indirectly own all of our domestic and international towers and assets. We conduct all of our business operations through Telecommunications’ subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries.

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

A summary of our cash flows is as follows:

	For the six months ended
	June 30, 2013	June 30, 2012
	(in thousands)
Summary cash flow information:
Cash provided by operating activities	$228,159	$148,769
Cash used in investing activities	(326,708)	(1,000,854)
Cash provided by financing activities	54,308	890,232

(Decrease) increase in cash and cash equivalents	(44,241)	38,147
Effect of exchange rate changes on cash and cash equivalents	584	(104)
Cash provided by discontinued operations from operating activities	—	1,380
Cash and cash equivalents, beginning of the period	233,099	47,316

Cash and cash equivalents, end of the period	$189,442	$86,739

Operating Activities

Cash provided by operating activities was $228.2 million for the six months ended June 30, 2013 as compared to $148.8 million for the six months ended June 30, 2012. This increase was primarily due to an increase in segment operating profit from the site leasing and site development operating segments partially offset by increased selling, general, and administrative expenses, as well as, increased cash interest payments relating to the higher average amount of cash-interest bearing debt outstanding for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Investing Activities

A detail of our cash capital expenditures is as follows:

		For the six months ended
		June 30, 2013	June 30, 2012
		(in thousands)

Acquisitions and related earnouts	(1)	$232,174	$934,638
Construction and related costs on new tower builds		41,424	33,280
Augmentation and tower upgrades		20,099	9,777
Ground lease purchases	(2)	24,544	16,753
Tower maintenance		6,094	4,043
General corporate		2,586	1,188

Total cash capital expenditures		$326,921	$999,679

(1)	Included in our cash capital expenditures for the six months ended June 30, 2013 is $175.9 million related to our acquisition of 800 towers from Vivo in fourth quarter of 2012.
(2)	Excludes $4.9 and $3.6 million spent to extend ground lease terms for the six months ended June 30, 2013 and 2012.

During the remainder of 2013, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $6.0 million to $10.0 million and discretionary cash capital expenditures, based on current obligations, of $478.0 million to $518.0 million primarily associated with new tower construction, additional tower acquisitions, tower augmentations and ground lease purchases. We expect to fund these additional cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility. The exact amount of our future cash capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and tower acquisition programs, and our ground lease purchase program.

Subsequent to June 30, 2013, we acquired 5 towers and related assets and liabilities and the rights to manage 3 additional communication sites for an aggregate consideration of $5.4 million in cash.

Financing Activities

On April 18, 2013, we issued $1.33 billion of 2013 Tower Securities (as defined below) which have a blended interest rate of 3.218% per annum, payable monthly, and a weighted average life through the anticipated repayment date of 7.2 years. The proceeds from this issuance were used to settle a portion of our obligations under our 1.875% Notes, pay down the outstanding balance under our Revolving Credit Facility, and pay down $310.7 million of principal balance of our 2011 Term Loan and $189.3 million of principal balance of our 2012-2 Term Loan.

Prior to May 1, 2013, we settled $18.1 million in principal of early conversions of our 1.875% Notes with 437,134 shares of SBA Class A common stock during the first and second quarters of 2013.

On May 1, 2013, we settled the converted notes related to our 1.875% Notes with $794.8 million in cash. We also paid the remaining principal and accrued interest related to the 142 notes that were not converted.

Concurrently with the settlement of our conversion obligation, we settled the convertible note hedges that we had initially purchased at the time the outstanding 1.875% Notes were issued. In connection with the settlement of these hedges, we received an aggregate of $182.9 million in cash.

During the six months ended June 30, 2013, we borrowed $125.0 million and repaid $225.0 million under the Revolving Credit Facility. As of June 30, 2013, the availability under the Revolving Credit Facility was $770.0 million, subject to compliance with specified financial ratios and satisfaction of other customary conditions to borrowing.

During the second quarter of 2013, we paid $23.6 million to early settle a portion of the outstanding warrants sold in connection with the issuance of our 1.875% Notes related to 2.8 million underlying shares of common stock. As of June 30, 2013, warrants with 10.4 million underlying shares remained outstanding and will mature evenly over a 60 trading day period beginning August 1, 2013.

During the six months ended June 30, 2013, we did not repurchase any shares of our Class A common stock under our stock repurchase program. As of June 30, 2013, we had a remaining authorization to repurchase $150.0 million of Class A common stock under our current $300.0 million stock repurchase program.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the three months ended June 30, 2013, we did not issue any shares of Class A common stock under this registration statement. As of June 30, 2013, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

On February 27, 2012, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock, or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. During the three months ended June 30, 2013, we did not issue shares of our Class A common stock under the automatic shelf registration statement and the prospectus supplement related thereto.

Debt Instruments and Debt Service Requirements

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility is governed by the Senior Credit Agreement. As of June 30, 2013, the Revolving Credit Facility consists of a revolving loan under which up to $770.0 million aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest at the Eurodollar Rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, May 9, 2017. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. A per annum commitment fee of 0.375% to 0.5% of the unused commitments under the Revolving Credit Facility is charged based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period.

During the three months ended June 30, 2013, we borrowed $125.0 million under the Revolving Credit Facility and made payments of $225.0 million using proceeds from the 2013 Tower Securities (defined below). As of June 30, 2013, there was no amount outstanding under the Revolving Credit Facility and the availability under the Revolving Credit Facility was $770.0 million, subject to compliance with specified financial ratios and satisfaction of other customary conditions to borrowing.

Term Loans under the Senior Credit Agreement

2011 Term Loan B

The 2011 Term Loan consists of a senior secured term loan, with an initial aggregate principal amount of $500.0 million, that matures on June 30, 2018. The 2011 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin of 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus a margin of 275 basis points (with a Eurodollar Rate floor of 1%). As of June 30, 2013, the 2011 Term Loan was accruing interest at 3.75% per annum. SBA Senior Finance II has the ability to prepay any or all amounts under the 2011 Term Loan without premium or penalty. The 2011 Term Loan was issued at 99.75% of par value. We incurred deferred financing fees of $4.9 million associated with this transaction which are being amortized through the maturity date.

During the six months ended June 30, 2013, we repaid $312.0 million on the 2011 Term Loan. Included in this amount, was a prepayment of $310.7 million made on April 24, 2013 using proceeds from the 2013 Tower Securities. In connection with the prepayment, we expensed $2.3 million of net deferred financing fees and $0.6 million of discount related to the debt. As a result of the prepayment, no further scheduled quarterly principal payments are required until the maturity date. As of June 30, 2013, the 2011 Term Loan had a principal balance of $180.5 million. The remaining $1.8 million of deferred financing fees is being amortized through the maturity date.

2012-1 Term Loan A

The 2012-1 Term Loan consists of a senior secured term loan, with an initial aggregate principal amount of $200.0 million, that matures on May 9, 2017. The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of June 30, 2013, the 2012-1 Term Loan was accruing interest at 2.45% per annum. Principal payments on the 2012-1 Term Loan commenced on September 30, 2012, and are being made in quarterly installments on the last day of each March, June, September and December, in an amount equal to $2.5 million for each of the first eight quarters, $3.75 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-1 Term Loan without premium or penalty. To the extent not previously repaid, the 2012-1 Term Loan will be due and payable on the maturity date. The 2012-1 Term Loan was issued at par. We incurred deferred financing fees of $2.7 million in relation to this transaction which are being amortized through the maturity date.

During the three and six months ended June 30, 2013, we repaid $2.5 million and $5.0 million, respectively, on the 2012-1 Term Loan. As of June 30, 2013, the 2012-1 Term Loan had a principal balance of $190.0 million.

2012-2 Term Loan B

The 2012-2 Term Loan consists of a senior secured term loan, with an initial aggregate principal amount of $300.0 million, that matures on September 28, 2019. The 2012-2 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus 275 basis points (with a Eurodollar Rate floor of 1%). As of June 30, 2013, the 2012-2 Term Loan was accruing interest at 3.75% per annum. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-2 Term Loan without premium or penalty, with the exception of a 1% premium if prepayment occurs during the first year of the loan with proceeds from certain refinancing or repricing transactions. To the extent not previously repaid, the 2012-2 Term Loan will be due and payable on the maturity date. The 2012-2 Term Loan was issued at 99.75% of par value. We incurred deferred financing fees of approximately $3.5 million in relation to this transaction which are being amortized through the maturity date.

During the six months ended June 30, 2013, we repaid $190.0 million on the 2012-2 Term Loan. Included in this amount, was a prepayment of $189.3 million made on April 24, 2013 using proceeds from the 2013 Tower Securities. In connection with the prepayment, we expensed $2.0 million of net deferred financing fees and $0.4 million of discount related to the debt. As a result of the prepayment, no further scheduled quarterly principal payments are required until the maturity date. As of June 30, 2013, the 2012-2 Term Loan had a principal balance of $110.0 million. The remaining $1.3 million of deferred financing fees is being amortized through the maturity date.

Secured Tower Revenue Securities

2010 Tower Securities

On April 16, 2010, a New York common law trust (the “Trust”) issued $680.0 million of 2010-1 Tower Securities and $550.0 million of 2010-2 Tower Securities (together the “2010 Tower Securities”). The 2010-1 Tower Securities have an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The weighted average annual fixed interest rate of the 2010 Tower Securities is 4.7%, including borrowers’ fees, payable monthly. The anticipated repayment date and the final maturity date for the 2010–1 Tower Securities is April 15, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010–2 Tower Securities is April 17, 2017 and April 15, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers. We have incurred deferred financing fees of $18.0 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2010 Tower Securities.

2012-1 Tower Securities

On August 9, 2012, we, through the Trust, issued $610 million of Secured Tower Revenue Securities Series 2012-1 (the “2012-1 Tower Securities”) which have an anticipated repayment date of December 15, 2017 and a final maturity date of December 15, 2042. The fixed interest rate of the 2012-1 Tower Securities is 2.933% per annum, payable monthly. We have incurred deferred financing fees of $14.9 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2012-1 Tower Securities.

2013 Tower Securities

On April 18, 2013, we, through the Trust, issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C which have an anticipated repayment date of April 2018 and a final maturity date of April 2043, $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C which have an anticipated repayment date of April 2023 and a final maturity date of April 2048, and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D which have an anticipated repayment date of April 2018 and a final maturity date of April 2043 (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities have a blended interest rate of 3.218% and a weighted average life through the anticipated repayment date of 7.2 years. We have incurred deferred financing fees of $24.1 million in relation to this transaction which are being amortized through the anticipated repayment date.

Net proceeds from this offering were used to repay the $100 million outstanding balance under our Revolving Credit Facility, $310.7 million of the 2011 Term Loan, and $189.3 million of the 2012-2 Term Loan under our Senior Credit Agreement. The remaining net proceeds were used to satisfy unhedged obligations in connection with our 1.875% Convertible Senior Notes.

As of June 30, 2013, the Borrowers met the required Debt Service Coverage Ratio and were in compliance with all other covenants as set forth in the mortgage loan agreement.

1.875% Convertible Senior Notes due 2013

On May 16, 2008, we issued $550.0 million of our 1.875% Convertible Senior Notes (the “1.875% Notes”). Interest was payable semi-annually on May 1 and November 1, and the 1.875% Notes matured on May 1, 2013. The 1.875%Notes were convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 24.1196 shares of Class A common stock per $1,000 principal amount of 1.875% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $41.46 per share or a 20% conversion premium based on the last reported sale price of $34.55 per share of Class A common stock on the Nasdaq Global Select Market on May 12, 2008, the purchase agreement date.

Prior to the final settlement period, which began on February 22, 2013, we converted $18.1 million in principal of the 1.875% Notes. These notes were converted and settled with the issuance of 437,134 shares of our common stock pursuant to the terms of the Indenture. In connection with these conversions, the related convertible note hedges and a portion of the common stock warrants were settled. As a result, we received a net 71,054 shares of our Class A common stock.

Pursuant to the terms of the indenture, on February 1, 2013, we provided notice to the trustee and holders of our 1.875% Notes that we elected to settle 100% of our future conversion obligations pursuant to the Indenture governing the 1.875% Notes in cash, effective February 4, 2013.

During the final settlement period, we received additional conversion notices from holders of an aggregate of $450.6 million in principal of the 1.875% Notes (excluding $81.2 million in principal of the notes held by our wholly owned subsidiary which were also converted). Pursuant to the terms of the Indenture, these notes were converted at a price of $1,764.02 per $1,000 of principal or an aggregate of $794.8 million, which were settled in cash. The remaining $142,000 aggregate principal amount of 1.875% Notes that was not converted matured on May 1, 2013 and was settled in cash at principal plus accrued interest.

Concurrently with the settlement of our conversion obligation, we settled the convertible note hedges that we had initially entered into at the time the outstanding 1.875% Notes were issued. In connection with the settlement of these hedges, we received an aggregate of $182.9 million in cash.

As of May 1, 2013, common stock warrants remained outstanding with respect to 13.2 million underlying shares of our Class A common stock. These warrants have a strike price of $67.37 per share. During the three months ended June 30, 2013, we paid $23.6 million in cash to unwind warrants with 2.8 million underlying shares of our Class A common stock. The remaining warrants will be settled evenly over a 60 trading day period beginning August 1, 2013.

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

We are amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate of the 4.0% Notes from its coupon rate of 4.0% to 12.9%. As of June 30, 2013 and December 31, 2012, the carrying amount of the equity component related to the 4.0% Notes was $169.0 million.

The 4.0 % Notes are reflected in long-term debt in our Consolidated Balance Sheets at their carrying value. The following table summarizes the balances for the 4.0% Notes:

	As of	As of
	June 30, 2013	December 31, 2012
	(in thousands)
Principal balance	$499,973	$499,987
Debt discount	(50,985)	(69,236)

Carrying value	$448,988	$430,751

The 4.0% Notes are convertible only under the following circumstances:

•

during any calendar quarter, if the last reported sale price of our Class A common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of Class A common stock on the last day of such preceding calendar quarter,

•

during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 4.0% Notes for each day in the measurement period was less than 95% of the product of the last reported sale price of Class A common stock and the applicable conversion rate,

•	if specified distributions to holders of Class A common stock are made or specified corporate transactions occur, and

•	at any time on or after July 22, 2014.

Upon conversion, we have the right to settle our conversion obligation in cash, shares of Class A common stock or a combination of cash and shares of our Class A common stock. From time to time, upon notice to the holders of the 4.0% Notes, we may change our election regarding the form of consideration that we will use to settle our conversion obligation; provided, however, that we are not permitted to change our settlement election after July 21, 2014 for the 4.0% Notes. At the time of the issuance of the 4.0% Notes, we elected to settle our conversion obligations in stock. As of June 30, 2013, we have not changed our election.

During the fourth quarter of 2012 and the first quarter and the second quarter of 2013, the 4.0% Notes were convertible based on the fact that our Class A common stock closing price per share exceeded $39.49 for at least 20 trading days during the 30 consecutive trading day period during the last month of the prior quarter. As a result of conversions exercised by holders pursuant to the terms of the indenture, during the six months ended June 30, 2013, we converted $14,000 in principal amount of 4.0% Notes and settled our conversion obligation through the issuance of 456 shares of our Class A common stock. In connection with these conversions, the related convertible note hedges and a portion of the common stock warrants were settled. As a result, we received a net 203 shares of our Class A common stock. In addition, we have received conversion notices totaling $25,000 in principal amount of the 4.0% Notes during the second quarter of 2013, each of which will settle during the third quarter of 2013.These notes and the proportionate convertible note hedges will be settled in shares of our Class A common stock and cash for fractional shares during the third quarter of 2013.

Senior Notes

8.0% Senior Notes and 8.25% Senior Notes

On July 24, 2009, our wholly-owned subsidiary, SBA Telecommunications, LLC (formerly known as SBA Telecommunications, Inc.) (“Telecommunications”), issued $750.0 million of unsecured senior notes (the “Senior Notes”), $375.0 million of which were due August 15, 2016 (the “8.0% Notes”) and $375.0 million of which are due August 15, 2019 (the “8.25% Notes”). The 8.0% Notes had an interest rate of 8.00% per annum and were issued at a price of 99.330% of their face value. The 8.25% Notes have an interest rate of 8.25% per annum and were issued at a price of 99.152% of their face value. Interest on each of the Senior Notes was due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. We incurred deferred financing fees of $5.4 million in relation to the 8.25% Notes which are being amortized through the anticipated repayment date.

Net proceeds of this offering were $727.8 million after deducting expenses and the original issue discount. We were amortizing the debt discount on the Senior Notes utilizing the effective interest method over the life of the 8.0% Notes and 8.25% Notes.

On April 13, 2012, we used the proceeds of an equity offering to redeem $131.3 million in aggregate principal amount of our 8.0% Notes and $131.3 million in aggregate principal amount of our 8.25% Notes and to pay $21.3 million as a premium on the redemption of the notes. We expensed $1.5 million and $4.3 million of debt discount and deferred financing fees, respectively, related to the redemption of the notes.

On August 29, 2012, we redeemed the remaining $243.8 million principal balance of the 8.0% Notes plus paid $14.6 million in applicable premium on the redemption of the notes. We expensed $1.0 million and $3.4 million of debt discount and deferred financing fees, respectively, related to the redemption of the notes.

As of June 30, 2013, the principal balance of the 8.25% Notes was $243.8 million and the carrying value was $242.3 million.

5.75% Senior Notes

On July 13, 2012, Telecommunications issued $800.0 million of unsecured senior notes (the “5.75% Notes”) due July 15, 2020. The Notes accrue interest at a rate of 5.75% and were issued at par. Interest on the 5.75% Notes is due semi-annually on July 15 and January 15 of each year beginning on January 15, 2013. We have incurred deferred financing fees of $14.0 million in relation to this transaction which are being amortized through the maturity date. We used the net proceeds from this offering to (1) repay all amounts outstanding under the Mobilitie Bridge Loan and (2) repay all amounts outstanding under our Revolving Credit Facility. The remaining proceeds were used for general corporate purposes.

In connection with the issuance of the 5.75% Notes, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with J.P. Morgan Securities LLC, as representative of the Initial Purchasers. Pursuant to the terms of the Registration Rights Agreement, SBA and Telecommunications filed and declared effective a registration statement with respect to an offer to exchange the 5.75% Notes for new notes guaranteed by SBA registered under the Securities Act of 1933, as amended (the “Securities Act”), on May 31, 2013. The exchange offer was consummated on July 5, 2013.

5.625% Senior Notes

On September 28, 2012, we issued $500.0 million of unsecured senior notes (the “5.625% Notes”) due October 1, 2019. The 5.625% Notes accrue interest at a rate of 5.625% per annum and were issued at par. Interest on the 5.625% Notes is due semi-annually on October 1 and April 1 of each year beginning on April 1, 2013. We have incurred deferred financing fees of $8.5 million in relation to this transaction which are being amortized through the maturity date. We used the proceeds from the issuance of the 5.625% Notes to pay a portion of the cash consideration in the TowerCo II Holdings LLC acquisition.

In connection with the issuance of the 5.625% Notes, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with J.P. Morgan Securities LLC, as representative of the Initial Purchasers. Pursuant to the terms of the Registration Rights Agreement, we filed and declared effective a registration statement with respect to an offer to exchange the 5.625% Notes for new notes registered under the Securities Act on May 31, 2013. The exchange offer was consummated on July 5, 2013.

Debt Service

As of June 30, 2013, we believe that our cash on hand, capacity available under our Revolving Credit Facility and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months based on the principal amounts outstanding as of June 30, 2013 and the interest rates accruing on those amounts on such date:

4.0% Convertible Senior Notes	$19,998
8.25% Senior Notes due 2019	20,109
5.625% Senior Notes due 2019	28,125
5.75% Senior Notes due 2020	46,000
2010 Secured Tower Revenue Securities	57,373
2012 Secured Tower Revenue Securities	18,085
2013 Secured Tower Revenue Securities	43,217
Revolving Credit Facility	3,850
2011 Term Loan B	6,770
2012-1 Term Loan A	14,502
2012-2 Term Loan B	4,124

Total debt service for next 12 months:	$262,153

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments.

The following table presents the future principal payment obligations associated with our debt instruments assuming our actual level of indebtedness as of June 30, 2013:

								Fair
	2013	2014	2015	2016	2017	Thereafter	Total	Value
	(in thousands)

Debt:
4.000% Convertible Senior Notes(1)	$—	$499,973	$—	$—	$—	$—	$499,973	$1,227,459
8.250% Senior Notes	$—	$—	$—	$—	$—	$243,750	$243,750	$263,250
5.625% Senior Notes	$—	$—	$—	$—	$—	$500,000	$500,000	$495,000
5.750% Senior Notes	$—	$—	$—	$—	$—	$800,000	$800,000	$796,000
4.254% 2010-1 Tower Securities (2)	$—	$—	$680,000	$—	$—	$—	$680,000	$699,149
5.101% 2010-2 Tower Securities (2)	$—	$—	$—	$—	$550,000	$—	$550,000	$593,868
2.933% 2012-1 Tower Securities(2)	$—	$—	$—	$—	$610,000	$—	$610,000	$613,983
2.240% 2013-1C Tower Securities(2)	$—	$—	$—	$—	$—	$425,000	$425,000	$413,865
3.722% 2013-2C Tower Securities(2)	$—	$—	$—	$—	$—	$575,000	$575,000	$542,254
3.598% 2013-1D Tower Securities(2)	$—	$—	$—	$—	$—	$330,000	$330,000	$319,285
2011 Term Loan B(3)	$—	$—	$—	$—	$—	$180,529	$180,529	$180,529
2012-1 Term Loan A(3)	$5,000	$12,500	$17,500	$20,000	$135,000	$—	$190,000	$190,238
2012-2 Term Loan B(3)	$—	$—	$—	$—	$—	$109,971	$109,971	$109,971

Total debt obligation	$5,000	$512,473	$697,500	$20,000	$1,295,000	$3,164,250	$5,694,223	$6,444,851

(1)	Amounts set forth reflect the principal amount of the convertible notes and do not reflect the total obligations that may be due on the convertible notes nor the timing of settlement if they are converted prior to their maturity date. As of June 30, 2013, the 4.0% Notes were convertible pursuant to the terms of their applicable indenture.
(2)	The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 15, 2015 and April 16, 2040, respectively.

The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 17, 2017 and April 15, 2042, respectively.

The anticipated repayment date and the final maturity date for the 2012-1 Tower Securities is December 15, 2017 and December 15, 2042, respectively.

The anticipated repayment date and the final maturity date for the 2013-1C Tower Securities is April 17, 2018 and April 17, 2043, respectively.

The anticipated repayment date and the final maturity date for the 2013-2C Tower Securities is April 17, 2023 and April 17, 2048, respectively.

The anticipated repayment date and the final maturity date for the 2013-1D Tower Securities is April 17, 2018 and April 17, 2043, respectively.

(3)	On April 25, 2013, we repaid $310.7 million of the 2011 Term Loan and $189.3 million of the 2012-2 Term Loan. As a result of the repayments, no further scheduled principal payments are required for the 2011 and 2012-2 Term Loans until the maturity date.

Our current primary market risk exposure is interest rate risk relating to (1) our ability to meet financial covenants and (2) the impact of interest rate movements on our 2011 Term Loan, 2012-1 Term Loan, 2012-2 Term Loan, and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis. In addition, in connection with our convertible notes, we are subject to market risk associated with the market price of our common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of June 30, 2013. Based on such evaluation, such officers have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SBA COMMUNICATIONS CORPORATION

August 6, 2013	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

August 6, 2013	/s/ Brendan T. Cavanagh
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