Form 10-Q
period 2013-09-30
SBA COMMUNICATIONS CORP
filed 2013-11-07
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 128,387,897 shares of Class A common stock outstanding as of November 1, 2013.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$189,409	$233,099
Restricted cash	49,054	27,708
Short-term investments	4,873	5,471

Accounts receivable, net of allowance of $714 and $246 at September 30, 2013 and December 31, 2012, respectively	65,115	39,099
Costs and estimated earnings in excess of billings on uncompleted contracts	34,090	23,644
Prepaid and other current assets	47,893	39,542

Total current assets	390,434	368,563

Property and equipment, net	2,578,639	2,671,317
Intangible assets, net	3,122,339	3,134,133
Deferred financing fees, net	76,974	66,324
Other assets	416,042	355,280

Total assets	$6,584,428	$6,595,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$11,250	$475,351
Accounts payable	26,168	27,694
Accrued expenses	67,055	42,052
Deferred revenue	84,919	76,668
Accrued interest	42,175	46,233
Other current liabilities	21,291	195,690

Total current liabilities	252,858	863,688

Long-term liabilities:
Long-term debt	5,637,078	4,880,752
Other long-term liabilities	246,063	186,475

Total long-term liabilities	5,883,141	5,067,227

Commitments and contingencies

Redeemable noncontrolling interest	—	11,711

Shareholders’ equity
Common stock - Class A, par value $0.01, 400,000 shares authorized, 128,137 and 126,933 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,281	1,269
Additional paid in capital	2,958,635	3,111,107
Accumulated deficit	(2,498,923)	(2,462,176)
Accumulated other comprehensive (loss) income, net	(12,564)	2,791

Total shareholders’ equity	448,429	652,991

Total liabilities and shareholders’ equity	$6,584,428	$6,595,617

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012

Revenues:
Site leasing	$287,483	$208,828	$840,488	$585,332
Site development	44,611	29,778	128,982	74,911

Total revenues	332,094	238,606	969,470	660,243

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	68,042	46,621	203,927	126,787
Cost of site development	35,253	25,062	103,788	63,294
Selling, general, and administrative	21,827	17,565	63,765	52,524
Asset impairment and decommission costs	6,190	1,560	16,405	2,555
Acquisition related expenses	3,599	5,715	11,378	21,875
Depreciation, accretion, and amortization	133,281	101,012	400,006	277,110

Total operating expenses	268,192	197,535	799,269	544,145

Operating income	63,902	41,071	170,201	116,098

Other income (expense):
Interest income	274	335	1,612	419
Interest expense	(62,987)	(50,578)	(185,569)	(136,728)
Non-cash interest expense	(9,642)	(17,874)	(39,151)	(52,281)
Amortization of deferred financing fees	(3,981)	(3,199)	(11,508)	(9,293)
Loss from extinguishment of debt, net	(3)	(22,643)	(5,764)	(49,792)
Other income, net	34,175	249	34,873	5,233

Total other expense, net	(42,164)	(93,710)	(205,507)	(242,442)

Income (loss) before provision for income taxes	21,738	(52,639)	(35,306)	(126,344)
Provision for income taxes	(207)	(1,029)	(1,441)	(4,809)

Income (loss) from continuing operations	21,531	(53,668)	(36,747)	(131,153)
Income from discontinued operations, net of income taxes	—	969	—	2,349

Net income (loss)	21,531	(52,699)	(36,747)	(128,804)

Less: Net loss attributable to the noncontrolling interest	—	254	—	256

Net income (loss) attributable to SBA Communications Corporation	$21,531	$(52,445)	$(36,747)	$(128,548)

Income (loss) per common share from continuing operations:
Basic	$0.17	$(0.44)	$(0.29)	$(1.11)

Diluted	$0.16	$(0.44)	$(0.29)	$(1.11)

Income per common share from discontinued operations:
Basic and diluted	$—	$0.01	$—	$0.02

Weighted average number of common shares
Basic	127,885	121,689	127,555	118,159

Diluted	136,912	121,689	127,555	118,159

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited) (in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012

Net income (loss) from continuing operations	$21,531	$(53,668)	$(36,747)	$(131,153)
Income from discontinued operations	—	969	—	2,349
Foreign currency translation adjustments	1,609	1,686	(15,355)	1,449

Comprehensive income (loss)	23,140	(51,013)	(52,102)	(127,355)
Comprehensive loss attributable to the noncontrolling interest	—	254	—	256

Comprehensive income (loss) attributable to SBA Communications Corp.	$23,140	$(50,759)	$(52,102)	$(127,099)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited) (in thousands)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income, net	Total
	Class A
	Common Stock
	Shares	Amount

BALANCE, December 31, 2012	126,933	$1,269	$3,111,107	$(2,462,176)	$2,791	$652,991
Net loss attributable to SBA Communications	—	—	—	(36,747)	—	(36,747)
Common stock issued in connection with stock purchase/option plans	638	6	10,161	—	—	10,167
Non-cash compensation	—	—	13,162	—	—	13,162
Adjustment associated with the acquisition of noncontrolling interest	—	—	5,703	—	—	5,703
Settlement of convertible notes	438	5	(321,928)	—	—	(321,923)
Settlement of convertible note hedges	(82)	(1)	182,855	—	—	182,854
Settlement of common stock warrants	210	2	(42,425)	—	—	(42,423)
Foreign currency translation adjustments	—	—	—	—	(15,355)	(15,355)

BALANCE, September 30, 2013	128,137	$1,281	$2,958,635	$(2,498,923)	$(12,564)	$448,429

The accompanying notes are an integral part of these consolidated financial statements

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,747)	$(128,804)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	—	(2,349)
Depreciation, accretion, and amortization	400,006	277,110
Non-cash interest expense	39,151	52,281
Deferred income tax (benefit) expense	(2,670)	1,456
Non-cash asset impairment and decommission costs	13,097	2,555
Non-cash compensation expense	13,010	10,586
Amortization of deferred financing fees	11,508	9,293
Loss from extinguishment of debt, net	5,764	49,792
Unrealized gain on foreign currency swap contract	(6,893)	—
Gain on sale/settlement of bankruptcy claim on convertible hedge	(27,870)	(4,649)
Other non-cash items reflected in the Statements of Operations	(537)	177
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, net	(34,531)	(14,220)
Prepaid and other assets	(68,622)	(48,384)
Accounts payable and accrued expenses	4,901	7,136
Accrued interest	137	2,656
Other liabilities	33,344	22,887

Net cash provided by operating activities	343,048	237,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and related earn-outs	(348,365)	(982,989)
Capital expenditures	(103,373)	(74,461)
Proceeds from sale of DAS networks	—	94,300
Other investing activities	960	(2,043)

Net cash used in investing activities	(450,778)	(965,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	125,000	484,000
Repayments under Revolving Credit Facility	(225,000)	(484,000)
Proceeds from Mobilitie Bridge Loan, net of fees	—	395,000
Repayment of Mobilitie Bridge Loan	—	(400,000)
Proceeds from sale of common stock, net of fees	—	283,879
Proceeds from 5.625% and 5.75% Senior Notes, net of fees	—	1,278,456
Proceeds from SBA Tower Trust Series 2012, net of fees	—	596,772
Proceeds from Term Loans, net of fees	—	493,264
Repayment of Term Loans	(509,500)	(6,250)
Repurchase of 8.0% Notes and 8.25% Notes	—	(542,203)
Proceeds from sale/settlement of bankruptcy claim on convertible hedge	27,870	4,648
Proceeds from employee stock purchase/stock option plans	10,167	20,945
Payments on settlement of convertible debt	(794,997)	—
Proceeds from settlement of convertible note hedges	182,855	—
Payments for settlement of common stock warrants	(42,424)	—
Proceeds from issuance of Tower Securities	1,304,854	—
Other financing activities	(16,005)	(5,406)

Net cash provided by financing activities	62,820	2,119,105

Effect of exchange rate changes on cash and cash equivalents	1,220	(55)
Net cash provided by discontinued operations from operating activities	—	2,349
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(43,690)	1,393,729
CASH AND CASH EQUIVALENTS:
Beginning of period	233,099	47,316

End of period	$189,409	$1,441,045

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months ended September 30,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$185,408	$134,170

Income taxes	$5,208	$3,698

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Assets acquired through capital leases	$1,239	$2,235

Issuance of stock for acquisitions	$—	$263,341

Issuance of stock for conversion of debt, hedges, and warrants	$18,158	$—

Promissory note received in connection with disposition of DAS assets	$—	$25,000

Liabilities assumed on acquisition	$9,796	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

Items Measured at Fair Value on a Recurring Basis— The Company’s earnouts related to acquisitions are measured at fair value on a recurring basis using Level 3 inputs. The Company determines the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value, using a discounted probability-weighted approach using Level 3 inputs. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation if the performance targets contained in various acquisition agreements were met was $26.0 million and $9.8 million as of September 30, 2013 and December 31, 2012, respectively, which the Company recorded in accrued expenses on its Consolidated Balance Sheets. The maximum potential obligation related to the performance targets was $39.4 million as of September 30, 2013.

Items Measured at Fair Value on a Nonrecurring Basis— The Company’s long-lived assets, intangibles, and asset retirement obligations are measured at fair value on a nonrecurring basis using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company considers many factors and makes certain assumptions when making this assessment, including but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. The fair value of the long-lived assets, intangibles, and asset retirement obligations is calculated using a discounted cash flow model. During the three and nine months ended September 30, 2013, the Company recognized an impairment charge of $6.2 million and $16.4 million, respectively, including the write off of the carrying value of decommissioned towers and other third party decommission costs, related to its long-lived assets and intangibles resulting from the Company’s analysis that the future cash flows from certain tower sites would not recover the carrying value of the investment in those tower sites. During the three and nine months ended September 30, 2012, the Company recognized an impairment charge of $1.6 million and $2.6 million, respectively. Impairment charges for all periods presented and the related impaired assets relate to the Company’s site leasing operating segment.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their related estimated fair values due to the short maturity of those instruments. Short-term investments consisted of $4.7 million and $5.3 million in certificate of deposits, as of September 30, 2013 and December 31, 2012, respectively. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

primarily upon Level 1 reported market values. As of September 30, 2013, the carrying value and fair value of the held-to-maturity investments, including current portion, were $1.1 million and $1.3 million, respectively. As of December 31, 2012, the carrying value and fair value of the held-to-maturity investments, including current portion, was $1.3 million and $1.5 million, respectively.

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

	As of September 30, 2013			As of December 31, 2012
		Principal	Carrying		Principal	Carrying
	Fair Value	Balance	Value	Fair Value	Balance	Value
	(in thousands)

1.875% Convertible Senior Notes	$—	$—	$—	$714,096	$468,836	$457,351
4.000% Convertible Senior Notes	1,329,234	499,947	458,535	1,060,622	499,987	430,751
8.250% Senior Notes	263,250	243,750	242,340	272,391	243,750	242,205
5.625% Senior Notes	490,000	500,000	500,000	523,750	500,000	500,000
5.750% Senior Notes	792,000	800,000	800,000	848,000	800,000	800,000
4.254% Secured Tower Revenue	692,342	680,000	680,000	713,619	680,000	680,000
Securities Series 2010-1
5.101% Secured Tower Revenue	592,257	550,000	550,000	621,379	550,000	550,000
Securities Series 2010-2
2.933% Secured Tower Revenue	614,008	610,000	610,000	635,614	610,000	610,000
Securities Series 2012-1
2.240% Secured Tower Revenue	411,940	425,000	425,000	—	—	—
Securities Series 2013-1C
3.722% Secured Tower Revenue	541,805	575,000	575,000	—	—	—
Securities Series 2013-2C
3.598% Secured Tower Revenue	321,651	330,000	330,000	—	—	—
Securities Series 2013-1D
Revolving Credit Facility	—	—	—	100,000	100,000	100,000
2011 Term Loan B	180,303	180,529	180,218	493,731	492,500	491,518
2012-1 Term Loan A	187,031	187,500	187,500	194,513	195,000	195,000
2012-2 Term Loan B	109,834	109,971	109,735	300,750	300,000	299,278

Total debt	$6,525,655	$5,691,697	$5,648,328	$6,478,465	$5,440,073	$5,356,103

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	RESTRICTED CASH

Restricted cash consists of the following:

	As of	As of
	September 30, 2013	December 31, 2012	Included on Balance Sheet
	(in thousands)

Securitization escrow accounts	$48,115	$26,774	Restricted cash - current asset

Payment and performance bonds	939	934	Restricted cash - current asset
Surety bonds and workers compensation	11,991	11,989	Other assets - noncurrent

Total restricted cash	$61,045	$39,697

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of September 30, 2013, the Company had $39.2 million in surety, payment and performance bonds for which it was required to post $7.8 million in collateral. As of December 31, 2012, the Company had $35.1 million in surety, payment and performance bonds for which it was required to post $10.5 million in collateral. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. The Company also pledged $2.3 million as collateral related to its workers’ compensation policy as of September 30, 2013 and December 31, 2012.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	ACQUISITIONS

During the third quarter of 2013, the Company acquired 279 completed towers and related assets and liabilities and the rights to manage 4 additional communication sites. These acquisitions were not significant to the Company and, accordingly, pro forma financial information has not been presented.

The following table summarizes the Company’s cash acquisition capital expenditures:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Towers and related intangible assets	$80,326	$21,736	$311,190	$951,331
Ground lease land purchases	11,320	9,154	35,864	25,907
Earnouts	—	708	1,311	5,751

Total acquisition capital expenditures	$91,646	$31,598	$348,365	$982,989

Total acquisition capital expenditures for the nine months ended September 30, 2013, included $175.9 million related to an acquisition in Brazil which closed in the fourth quarter of 2012.

In addition, the Company paid $2.8 million and $1.2 million for ground lease extensions during the three months ended September 30, 2013 and 2012, respectively, and $7.6 and $4.7 million for ground lease extensions during the nine months ended September 30, 2013 and 2012, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheet.

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

During the second quarter of 2013, the Company identified a purchase price allocation adjustment related to an acquisition that occurred in the fourth quarter of the prior year, and accordingly, has recorded an adjustment to reclassify $54.1 million from Property and Equipment to Intangible Assets. The effect of this entry was not material to the Company’s Statement of Operations and Consolidated Balance Sheet for the periods presented, and as such, has only been reflected in the Consolidated Statement of Operations and Consolidated Balance Sheet as of and for the nine months ended September 30, 2013.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Earnouts

The Company recorded an adjustment of $0.1 million increasing the estimated contingent consideration fair value and $1.9 million decreasing the estimated contingent consideration fair value during the three and nine months ended September 30, 2013, respectively. The Company recorded an adjustment of $0.5 million and $1.3 million during the three and nine months ended September 30, 2012, respectively, increasing the estimated contingent consideration fair value at such date.

As of September 30, 2013, the Company’s estimate of its potential obligation if the performance targets contained in various acquisition agreements were met was $26.0 million, which the Company has recorded in accrued expenses.

Foreign Currency Forward Contract

On July 26, 2013 the Company entered into foreign currency forward contracts with a valuation date of October 28, 2013 for an aggregate notional amount of $305.0 million (R$697.1 million) to hedge the purchase price of an acquisition in Brazil. The Company measures its foreign currency forward contracts, which are recorded in Prepaid and other current assets, at fair value based on indicative prices in active markets (Level 2 inputs). These contracts do not qualify for hedge accounting and as such any gains and losses are reflected within Other Income, net in the accompanying Consolidated Statement of Operations.

At September 30, 2013, the Company recognized an unrealized gain of $6.9 million related to the mark to market of the foreign currency forward contracts. Subsequent to September 30, 2013, the Company settled the foreign currency forward contracts, receiving proceeds of $14.1 million. On October 28, 2013, the Company entered into another foreign currency forward contract with a valuation date of November 18, 2013, for an aggregate notional amount of $314.0 million (R$687.5 million) in order to continue to hedge the purchase price of the Brazil acquisition.

5.	DISCONTINUED OPERATIONS

On September 6, 2012, the Company sold certain DAS networks located in New York, Chicago and Las Vegas, to ExteNet Systems, Inc. for approximately $119.3 million, comprised of $94.3 million in cash and $25 million in the form of a promissory note. One additional DAS network in Auburn, Alabama was sold to ExteNet on October 23, 2012 for $5.7 million in cash.

The sold DAS networks were included in the Company’s Site Leasing segment, met both the component and held for sale criteria during the third quarter of 2012 and the results of operations associated with these assets have been reported as discontinued operations in the Company’s consolidated financial statements. The Company did not allocate any portion of the Company’s interest expense to discontinued operations.

The key components of discontinued operations were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Site leasing revenue	$—	$2,121	$—	$4,775
Income from discontinued operations, net of taxes	—	969	—	2,349

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of September 30, 2013			As of December 31, 2012
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value
	(in thousands)
Current contract intangibles	$2,841,948	$(605,767)	$2,236,181	$2,744,968	$(462,016)	$2,282,952
Network location intangibles	1,193,367	(307,209)	886,158	1,101,566	(250,385)	851,181

Intangible assets, net	$4,035,315	$(912,976)	$3,122,339	$3,846,534	$(712,401)	$3,134,133

All intangible assets noted above are included in our site leasing segment. The Company amortizes its intangible assets using the straight-line method over three to fifteen years. Amortization expense relating to the intangible assets above was $68.1 million and $46.4 million for the three months ended September 30, 2013 and 2012, respectively, and $201.7 million and $124.0 million for the nine months ended September 30, 2013 and 2012, respectively. These amounts are subject to change until the preliminary allocation of the purchase price is finalized for the respective acquisition.

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of	As of
	September 30, 2013	December 31, 2012
	(in thousands)
Towers and related components	$3,809,069	$3,757,859
Construction-in-process	21,022	25,454
Furniture, equipment and vehicles	39,483	35,278
Land, buildings and improvements	327,864	290,931

	4,197,438	4,109,522
Less: accumulated depreciation	(1,618,799)	(1,438,205)

Property and equipment, net	$2,578,639	$2,671,317

Construction-in-process represents costs incurred related to towers that are under development and that will be used in the Company’s operations. Depreciation expense was $65.1 million and $54.5 million for the three months ended September 30, 2013 and 2012, respectively, and $198.1 million and $152.8 million for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013 and December 31, 2012, non-cash capital expenditures that are included in accounts payable and accrued expenses were $12.0 million and $17.3 million, respectively.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of	As of
	September 30, 2013	December 31, 2012
	(in thousands)
Cost incurred on uncompleted contracts	$88,242	$55,349
Estimated earnings	34,668	20,883
Billings to date	(92,120)	(53,708)

	$30,790	$22,524

These amounts are included on the accompanying Consolidated Balance Sheet under the following captions:

	As of	As of
	September 30, 2013	December 31, 2012
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$34,090	$23,644
Other current liabilities (Billings in excess of costs and estimated earnings on uncompleted contracts)	(3,300)	(1,120)

	$30,790	$22,524

At September 30, 2013, five significant customers comprised 83.7% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, while at December 31, 2012, five significant customers comprised 86.5% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	DEBT

The carrying and principal values of debt consist of the following (in thousands):

		As of September 30, 2013		As of December 31, 2012
	Maturity Date	Principal Balance	Carrying Value	Principal Balance	Carrying Value
		(in thousands)

1.875% Convertible Senior Notes	May 1, 2013	$—	$—	$468,836	$457,351
4.000% Convertible Senior Notes	Oct. 1, 2014	499,947	458,535	499,987	430,751
8.250% Senior Notes	Aug. 15, 2019	243,750	242,340	243,750	242,205
5.625% Senior Notes	Oct. 1, 2019	500,000	500,000	500,000	500,000
5.750% Senior Notes	July 15, 2020	800,000	800,000	800,000	800,000
4.254% Secured Tower Revenue Securities Series 2010-1	April 15, 2015	680,000	680,000	680,000	680,000
5.101% Secured Tower Revenue Securities Series 2010-2	April 17, 2017	550,000	550,000	550,000	550,000
2.933% Secured Tower Revenue Securities Series 2012-1	Dec. 15, 2017	610,000	610,000	610,000	610,000
2.240% Secured Tower Revenue Securities Series 2013-1C	April 17, 2018	425,000	425,000	—	—
3.722% Secured Tower Revenue Securities Series 2013-2C	April 17, 2023	575,000	575,000	—	—
3.598% Secured Tower Revenue Securities Series 2013-1D	April 17, 2018	330,000	330,000	—	—
Revolving Credit Facility	May 9, 2017	—	—	100,000	100,000
2011 Term Loan B	June 30, 2018	180,529	180,218	492,500	491,518
2012-1 Term Loan A	May 9, 2017	187,500	187,500	195,000	195,000
2012-2 Term Loan B	Sept. 28, 2019	109,971	109,735	300,000	299,278

Total debt		5,691,697	5,648,328	5,440,073	5,356,103
Less: current maturities of long-term debt			(11,250)		(475,351)

Total long-term debt, net of current maturities			$5,637,078		$4,880,752

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	Three months ended September 30, 2013		Three months ended September 30, 2012		Nine months ended September 30, 2013		Nine months ended September 30, 2012

	Cash Interest	Non-cash Interest	Cash Interest	Non-cash Interest	Cash Interest	Non-cash Interest	Cash Interest	Non-cash Interest
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
1.875% Convertible Senior Notes	$—	$—	$2,508	$9,339	$2,670	$10,434	$7,523	$27,375
4.0% Convertible Senior Notes	4,999	9,570	5,000	8,412	14,999	28,446	15,000	24,448

8.0% Senior Notes	—	—	3,142	35	—	—	15,867	174

8.25% Senior Notes	5,027	46	5,027	42	15,082	135	18,150	149

5.625% Senior Notes	7,031	—	234	—	21,094	—	234	—

5.75% Senior Notes	11,500	—	10,094	—	34,500	—	10,094	—
2010 Secured Tower Revenue Securities	14,349	—	14,344	—	43,037	—	43,032	—
2012 Secured Tower Revenue Securities	4,521	—	2,612	—	13,564	—	2,612	—
2013 Secured Tower Revenue Securities	10,804	—	—	—	19,588	—	—	—

Revolving Credit Facility	856	—	849	—	3,338	—	3,558	—

2011 Term Loan	1,730	16	4,743	45	8,802	85	14,163	134

2012-1 Term Loan	1,123	—	1,403	—	3,516	—	2,262	—

2012-2 Term Loan	1,054	10	94	1	5,362	51	94	1

Mobilitie Bridge Loan	—	—	499	—	—	—	4,239	—

Other	(7)	—	29	—	17	—	(100)	—

Total	$62,987	$9,642	$50,578	$17,874	$185,569	$39,151	$136,728	$52,281

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility is governed by the Senior Credit Agreement. As of September 30, 2013, the Revolving Credit Facility consists of a revolving loan under which up to $770.0 million aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest at the Eurodollar Rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, May 9, 2017. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. A per annum commitment fee of 0.375% to 0.5% of the unused commitments under the Revolving Credit Facility is charged based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period.

On August 27, 2013, SBA Senior Finance II entered into a Sixth Amendment to the Senior Credit Agreement with the lenders parties thereto and the Administrative Agent. The Sixth Amendment

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

amended the Senior Credit Agreement to, among other things, (i) increase the existing Consolidated Total Debt to Annualized Borrower EBITDA ratio maintenance covenant from 6.0x to 6.5x and (ii) proportionately adjust various leverage-based covenants, including mandatory repayments and restrictions on acquired indebtedness, general disposition of assets, restricted payments, and general investments.

In addition, the Sixth Amendment modified the incremental capacity of the Revolving Credit Facility and Term Loan Facility from a fixed cap to an incurrence-based availability test which permits SBA Senior Finance II to request that one or more lenders provide (i) additional commitments under the Revolving Credit Facility and (ii) additional term loans, in each case without requesting the consent of the other lenders provided that after giving effect to the proposed increase in Revolving Credit Facility commitments or incremental term loans the ratio of Consolidated Total Debt to Annualized Borrower EBITDA would not exceed 6.5x. In addition, the amendment modified the percentage of allowable annualized borrower EBITDA for foreign subsidiaries from 10.0% to 35.0%.

As of September 30, 2013, there was no amount outstanding under the Revolving Credit Facility and the availability under the Revolving Credit Facility was $770.0 million, subject to compliance with specified financial ratios and satisfaction of other customary conditions to borrowing.

Term Loans under the Senior Credit Agreement

2011 Term Loan B

The 2011 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $500.0 million that matures on June 30, 2018. The 2011 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin of 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus a margin of 275 basis points (with a Eurodollar Rate floor of 1%). As of September 30, 2013, the 2011 Term Loan was accruing interest at 3.75% per annum. SBA Senior Finance II has the ability to prepay any or all amounts under the 2011 Term Loan without premium or penalty. The 2011 Term Loan was issued at 99.75% of par value. The Company incurred deferred financing fees of $4.9 million associated with this transaction which are being amortized through the maturity date.

During the nine months ended September 30, 2013, the Company repaid $312.0 million on the 2011 Term Loan. Included in this amount was a prepayment of $310.7 million made on April 24, 2013 using proceeds from the 2013 Tower Securities. In connection with the prepayment, the Company expensed $2.3 million of net deferred financing fees and $0.6 million of discount related to the debt. As a result of the prepayment, no further scheduled quarterly principal payments are required until the maturity date. As of September 30, 2013, the 2011 Term Loan had a principal balance of $180.5 million. The remaining $1.2 million of deferred financing fees, net are being amortized through the maturity date.

2012-1 Term Loan A

The 2012-1 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $200.0 million that matures on May 9, 2017. The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of September 30, 2013, the 2012-1 Term Loan was accruing interest at 2.18% per annum. Principal payments on the 2012-1 Term Loan commenced on September 30, 2012 and are being made in quarterly installments on the last day of each March, June, September and December, in an amount equal to $2.5 million for each of the first eight quarters, $3.75 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

all amounts under the 2012-1 Term Loan without premium or penalty. To the extent not previously repaid, the 2012-1 Term Loan will be due and payable on the maturity date. The 2012-1 Term Loan was issued at par. The Company incurred deferred financing fees of $2.7 million in relation to this transaction which are being amortized through the maturity date.

During the three and nine months ended September 30, 2013, the Company repaid $2.5 million and $7.5 million, respectively, on the 2012-1 Term Loan. As of September 30, 2013, the 2012-1 Term Loan had a principal balance of $187.5 million.

2012-2 Term Loan B

The 2012-2 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $300.0 million that matures on September 28, 2019. The 2012-2 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus 275 basis points (with a Eurodollar Rate floor of 1%). As of September 30, 2013, the 2012-2 Term Loan was accruing interest at 3.75% per annum. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-2 Term Loan without premium or penalty. To the extent not previously repaid, the 2012-2 Term Loan will be due and payable on the maturity date. The 2012-2 Term Loan was issued at 99.75% of par value. The Company incurred deferred financing fees of approximately $3.5 million in relation to this transaction which are being amortized through the maturity date.

During the nine months ended September 30, 2013, the Company repaid $190.0 million on the 2012-2 Term Loan. Included in this amount was a prepayment of $189.3 million made on April 24, 2013 using proceeds from the 2013 Tower Securities. In connection with the prepayment, the Company expensed $2.0 million of net deferred financing fees and $0.4 million of discount related to the debt. As a result of the prepayment, no further scheduled quarterly principal payments are required until the maturity date. As of September 30, 2013, the 2012-2 Term Loan had a principal balance of $110.0 million. The remaining $1.1 million of deferred financing fees, net are being amortized through the maturity date.

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

2012-1 Tower Securities

On August 9, 2012, the Company, through the Trust, issued $610.0 million of Secured Tower Revenue Securities Series 2012-1 (the “2012-1 Tower Securities”) which have an anticipated repayment date of December 15, 2017 and a final maturity date of December 15, 2042. The fixed interest rate of the 2012-1 Tower Securities is 2.933% per annum, payable monthly. The Company has incurred deferred financing fees of $14.9 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2012-1 Tower Securities.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2013 Tower Securities

On April 18, 2013, the Company, through the Trust, issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C which have an anticipated repayment date of April 2018 and a final maturity date of April 2043, $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C which have an anticipated repayment date of April 2023 and a final maturity date of April 2048, and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D which have an anticipated repayment date of April 2018 and a final maturity date of April 2043 (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities have a blended interest rate of 3.218% and a weighted average life through the anticipated repayment date of 7.2 years. The Company has incurred deferred financing fees of $25.1 million in relation to this transaction which are being amortized through the anticipated repayment date.

Net proceeds from this offering were used to repay the $100 million outstanding balance under the Company’s Revolving Credit Facility, $310.7 million of the 2011 Term Loan, and $189.3 million of the 2012-2 Term Loan under the Company’s Senior Credit Agreement. The remaining net proceeds were used to satisfy unhedged obligations in connection with the Company’s 1.875% Convertible Senior Notes.

As of September 30, 2013, the Borrowers met the required Debt Service Coverage Ratio and were in compliance with all other covenants as set forth in the mortgage loan agreement.

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

During the final settlement period, the Company received additional conversion notices from holders of an aggregate of $450.6 million in principal of the 1.875% Notes (excluding $81.2 million in principal of the notes held by a subsidiary of the Company which were also converted). Pursuant to the terms of the Indenture, these notes were converted at a price of $1,764.02 per $1,000 of principal or an aggregate of $794.8 million which were settled in cash. The remaining $142,000 aggregate principal amount of 1.875% Notes that was not converted matured on May 1, 2013 and settled in cash at principal plus accrued interest.

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

During the three and nine months ended September 30, 2013, the Company paid $18.8 million and $42.4 million in cash, respectively, and issued 200,016 shares to settle the related warrants. These warrants have a strike price of $67.37 per share. Subsequent to September 30, 2013, the Company settled the remaining warrants by paying $55.5 million in cash and issuing 192,516 shares of the Company’s Class A common stock.

During the third quarter, the Company sold its claim against Lehman Brothers, related to a hedge terminated when Lehman Brothers filed for bankruptcy in 2008, for $27.3 million and recorded a gain on the transaction of the same amount. The gain has been recorded within Other Income, net in accompanying Consolidated Statement of Operations.

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

The Company is amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate of the 4.0% Notes from its coupon rate of 4.0% to 12.9%. As of September 30, 2013 and December 31, 2012, the carrying amount of the equity component related to the 4.0% Notes was $169.0 million.

The 4.0 % Notes are reflected in long-term debt in the Company’s Consolidated Balance Sheets at their carrying value. The following table summarizes the balances for the 4.0% Notes:

	As of	As of
	September 30, 2013	December 31, 2012
	(in thousands)
Principal balance	$499,947	$499,987
Debt discount	(41,412)	(69,236)

Carrying value	$458,535	$430,751

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The 4.0% Notes are convertible only under the following circumstances:

•	during any calendar quarter, if the last reported sale price of the Company’s Class A common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of Class A common stock on the last day of such preceding calendar quarter,

•	during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 4.0% Notes for each day in the measurement period was less than 95% of the product of the last reported sale price of Class A common stock and the applicable conversion rate,

•	if specified distributions to holders of Class A common stock are made or specified corporate transactions occur, and

•	at any time on or after July 22, 2014.

Upon conversion, the Company has the right to settle its conversion obligation in cash, shares of Class A common stock, or a combination of cash and shares of its Class A common stock. From time to time, upon notice to the holders of the 4.0% Notes, the Company may change its election regarding the form of consideration that it will use to settle its conversion obligation; provided, however, that the Company is not permitted to change its settlement election after July 21, 2014 for the 4.0% Notes. At the time of the issuance of the 4.0% Notes, the Company elected to settle its conversion obligations in stock. As of September 30, 2013, the Company has not changed its election.

During the three and nine month ended September 30, 2013, the 4.0% Notes were convertible based on the fact that the Company’s Class A common stock closing price per share exceeded $39.49 for at least 20 trading days during the 30 consecutive trading day period during the last month of the prior quarter. As a result of conversions exercised by holders pursuant to the terms of the indenture, during the nine months ended September 30, 2013, the Company converted $40,000 in principal amount of 4.0% Notes and settled its conversion obligation through the issuance of 1,307 shares of Class A common stock. In connection with these conversions, the related convertible note hedges and a portion of the common stock warrants were settled. As a result, the Company received a net 593 shares of SBA Class A common stock. In addition, the Company has received conversion notices totaling $3,000 in principal amount of the 4.0% Notes during the third quarter of 2013, which will settle during the fourth quarter of 2013 in shares of the Company’s Class A common stock and cash for fractional shares.

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

As of September 30, 2013, the principal balance of the 8.25% Notes was $243.8 million and the carrying value was $242.3 million.

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

In March 2013, the Company acquired the remaining 10% noncontrolling interest in the Central American joint venture for consideration of $6.0 million. This acquisition increased the Company’s ownership to 100% of the joint venture. The remaining $5.7 million balance of non-controlling interest was recognized as an adjustment to additional paid in capital. The acquisition of the noncontrolling interest has been recorded in accordance with ASC 810.

11.	SHAREHOLDERS’ EQUITY

Common Stock Equivalents

As of September 30, 2013, the Company has potential common stock equivalents related to its outstanding stock options and restricted stock units (see Note 12) and the 1.875% Notes and 4.0% Notes (see Note 9). These potential common stock equivalents were considered in the Company’s diluted earnings (loss) per share calculation (see Note 16).

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

During the nine months ended September 30, 2013, the Company did not repurchase any shares in conjunction with the stock repurchase program. As of September 30, 2013, the Company had a remaining authorization to repurchase an additional $150.0 million of its common stock under its current $300.0 million stock repurchase program.

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

	For the nine months ended September 30,
	2013	2012
Risk free interest rate	0.51% - 1.38%	0.57% - 0.83%
Dividend yield	0.0%	0.0%
Expected volatility	25% - 29%	53.0%
Expected lives	3.9 - 4.8 years	3.8 - 4.6 years

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s activities with respect to its stock options for the nine months ended September 30, 2013:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)
	(in thousands)
Outstanding at December 31, 2012	2,831	$34.06
Granted	984	73.17
Exercised	(620)	27.15
Canceled	(57)	51.73

Outstanding at September 30, 2013	3,138	$47.37	4.42

Exercisable at September 30, 2013	1,339	$30.96	2.67

Unvested at September 30, 2013	1,799	$59.58	5.72

The weighted-average fair value of options granted during the nine months ended September 30, 2013 and 2012 was $17.20 and $20.31, respectively. The total intrinsic value for options exercised during the nine months ended September 30, 2013 and 2012 was $30.7 million and $23.0 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2013:

	Number of Units	Weighted- Average Grant Date Fair Value per share
	(in thousands)
Outstanding at December 31, 2012	294	$43.27
Granted	122	73.44
Restriction Lapse	(99)	41.86
Forfeited/Canceled	(11)	48.50

Outstanding at September 30, 2013	306	$55.54

13.	INCOME TAXES

The Company had U.S. taxable losses during the nine months ended September 30, 2013 and 2012, and, as a result, federal and state net operating loss carry-forwards have been generated. The U.S. federal and state net operating loss carry-forwards of the Company have a full valuation allowance as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses. However, a foreign tax provision is recognized because certain international subsidiaries of the Company have profitable operations or a net deferred tax liability position.

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

Revenues, cost of revenues (exclusive of depreciation, accretion, and amortization), capital expenditures (including assets acquired through the issuance of shares of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company continues to operate are presented below (in thousands):

			Not
	Site	Site	Identified by
	Leasing	Development	Segment (1)	Total

Three months ended September 30, 2013
Revenues	$287,483	$44,611	$—	$332,094
Cost of revenues (2)	$68,042	$35,253	$—	$103,295
Depreciation, amortization and accretion	$132,074	$731	$476	$133,281
Operating income (loss)	$59,757	$6,685	$(2,540)	$63,902
Capital expenditures (3)	$122,268	$2,538	$565	$125,371

Three months ended September 30, 2012
Revenues	$208,828	$29,778	$—	$238,606
Cost of revenues (2)	$46,621	$25,062	$—	$71,683
Depreciation, amortization and accretion	$100,107	$561	$344	$101,012
Operating income (loss)	$42,420	$1,735	$(3,084)	$41,071
Capital expenditures (3)	$57,508	$708	$—	$58,216

Nine months ended September 30, 2013
Revenues	$840,488	$128,982	$—	$969,470
Cost of revenues (2)	$203,927	$103,788	$—	$307,715
Depreciation, amortization and accretion	$396,824	$1,762	$1,420	$400,006
Operating income (loss)	$161,101	$17,615	$(8,515)	$170,201
Capital expenditures (3)	$446,514	$5,185	$1,278	$452,977

Nine months ended September 30, 2012
Revenues	$585,332	$74,911	$—	$660,243
Cost of revenues (2)	$126,787	$63,294	$—	$190,081
Depreciation, amortization and accretion	$274,541	$1,596	$973	$277,110
Operating income (loss)	$120,224	$2,625	$(6,751)	$116,098
Capital expenditures (3)	$1,056,215	$2,975	$495	$1,059,685
Assets
As of September 30, 2013	$6,219,735	$78,738	$285,955	$6,584,428
As of December 31, 2012	$6,422,577	$58,804	$114,236	$6,595,617

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Excludes depreciation, amortization and accretion.
(3)	Includes cash paid for capital expenditures and acquisitions and related earn-outs and vehicle capital lease additions.

For the nine months ended September 30, 2013 and 2012, the Company’s leasing revenues generated outside of the United States were 7.0% and 5.9%, respectively, of total consolidated site leasing revenues. As of September 30, 2013 and December 31, 2012, the Company’s total assets outside of the United States were 11.3% and 12.2%, respectively, of total consolidated assets. Total assets held outside of the United States at December 31, 2012 included $178.1 million of cash in Brazil, which was part of the Vivo acquisition, and paid in January 2013.

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

The following is a list of significant customers (representing at least 10% of revenue for the periods reported) and the percentage of total revenue for the specified time periods derived from such customers:

	For the three months		For the nine months
Site Leasing Revenue	ended September 30,		ended September 30,
	2013	2012	2013	2012
Sprint (1)	28.2%	24.2%	28.5%	24.9%
AT&T	22.7%	23.0%	22.3%	23.8%
T-Mobile(2)	16.5%	18.0%	16.7%	16.6%
Verizon	12.3%	13.3%	12.2%	13.7%

	For the three months		For the nine months
Site Development Revenue	ended September 30,		ended September 30,
	2013	2012	2013	2012
Ericsson, Inc.	32.2%	23.6%	38.1%	19.7%
T-Mobile(2)	10.5%	2.5%	7.9%	8.3%
Alcatel-Lucent	8.1%	8.3%	10.1%	6.1%
Nsoro	2.1%	17.3%	3.1%	19.9%

(1)	Prior year amounts have been adjusted to reflect the merger of Sprint and Clearwire.
(2)	Prior year amounts have been adjusted to reflect the merger of T-Mobile and Metro PCS.

At September 30, 2013, five significant customers comprised 53.9% of total gross accounts receivable compared to five significant customers which comprised 55.5% of total gross accounts receivable at December 31, 2012.

16.	EARNINGS PER SHARE

Basic earnings per share was computed by dividing net income from continuing operations attributable to common shareholders by the weighted-average number of shares of Common Stock outstanding for each respective period. Diluted earnings per share was calculated by dividing net income from continuing operations attributable to common shareholders by the weighted-average number of shares of Common Stock outstanding and any dilutive Common Stock equivalents, including unvested restricted stock and shares issuable upon exercise of stock options and Common Stock warrants as determined under the “Treasury Stock” method.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth basic and diluted income from continuing operations per common share for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) from continuing operations	$21,531	$(53,668)	$(36,747)	$(131,153)

Net income from discontinued operations	$—	$969	$—	$2,349
Denominator:
Basic weighted-average shares outstanding	127,885	121,689	127,555	118,159
Dilutive impact of stock options and restricted shares	1,195	—	—	—
Dilutive impact of common stock warrants	7,832	—	—	—

Diluted weighted-average shares outstanding	136,912	121,689	127,555	118,159

Earnings (loss) per share attributable to continuing operations:
Basic	$0.17	$(0.44)	$(0.29)	$(1.11)
Diluted	$0.16	$(0.44)	$(0.29)	$(1.11)
Earnings per share attributable to discontinued operations:
Basic and diluted	$—	$0.01	$—	$0.02

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications towers. Our principal operations are in the United States and its territories. In addition, we own and operate towers in Canada, Central America, and South America. Our primary business line is our site leasing business, which contributed approximately 95.9% of our total segment operating profit for the year-to-date period ended September 30, 2013. In our site leasing business, we lease antenna space to wireless service providers on towers and other structures that we own, manage, or lease from others. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative or acquired. As of September 30, 2013, we owned 17,889 tower sites, the majority of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 4,800 communications sites, approximately 500 of which were revenue producing as of September 30, 2013. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

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

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five year periods at our option and provide for rent escalators which typically average 2-3% annually. Of the 17,889 tower sites we owned as of September 30, 2013, approximately 71% were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates approximately 95.9% of our total segment operating profit. For information regarding our operating segments, please see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Revenues
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)

Site leasing revenue	$287,483	$208,828	$840,488	$585,332
Total revenues	$332,094	$238,606	$969,470	$660,243
Site leasing revenue percentage of total revenues	86.6%	87.5%	86.7%	88.7%

	Segment Operating Profit
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Site leasing segment operating profit(1)	$219,441	$162,207	$636,561	$458,545
Total segment operating profit(1)	$228,799	$166,923	$661,755	$470,162
Site leasing segment operating profit percentage of total segment operating profit(1)	95.9%	97.2%	96.2%	97.5%

(1)	Site leasing segment operating profit and total segment operating profit are non-GAAP financial measures. We reconcile these measures and other Regulation G disclosures in this quarterly report in the section entitled Non-GAAP Financial Measures.

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

Site Development Services

Our site development business, which we conduct in the United States only, is complementary to our site leasing business and provides us the ability to keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and to capture ancillary revenues that are generated by our site leasing activities, such as antenna and equipment installation at our tower locations. Site development services revenues are earned primarily from providing a full range of end to end services to wireless service providers or companies providing development or project management services to wireless service providers. Our services include: (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and antennas; (4) support in buying or leasing of the location; (5) assistance in obtaining zoning approvals and permits; (6) tower and related site construction; (7) antenna installation; and (8) radio equipment installation, commissioning, and maintenance.

For information regarding our operating segments, see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

International Operations

As of September 30, 2013, we had operations in Canada, Costa Rica, El Salvador, Guatemala, Nicaragua, Panama, and Brazil. Our operations in these countries are solely in the site leasing business, and we expect to expand operations through new builds and acquisitions. Tenant leases in the Canadian market typically have similar terms and conditions as those in the United States, with an initial term of five years, and specific rent escalators. Tenant leases in Central America and Brazil typically have a ten year initial term. Tenant leases in Central America typically have similar renewal terms and rent escalators as those in the United States and Canada while those in Brazil are based on a standard cost of living index.

In our Central American markets, significantly all of our revenue, expenses, and capital expenditures arising from our new build activities are denominated in U.S. dollars. Specifically, most of our ground leases, tenant leases, and tower related expenses are due and paid in U.S. dollars. In our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In our Canadian and Brazilian operations, significantly all of our revenue, expenses and capital expenditures, including tenant leases, ground leases and other tower-related expenses, are denominated in local currency.

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

	Site leasing segment
	For the three months			For the nine months
	ended September 30,		Dollar	ended September 30,		Dollar
	2013	2012	Change	2013	2012	Change
	(in thousands)
Segment revenue	$287,483	$208,828	$78,655	$840,488	$585,332	$255,156
Segment cost of revenues (excluding depreciation, accretion and amortization)	(68,042)	(46,621)	(21,421)	(203,927)	(126,787)	(77,140)

Segment operating profit	$219,441	$162,207	$57,234	$636,561	$458,545	$178,016

	Site development segment
	For the three months			For the nine months
	ended September 30,		Dollar	ended September 30,		Dollar
	2013	2012	Change	2013	2012	Change
	(in thousands)
Segment revenue	$44,611	$29,778	$14,833	$128,982	$74,911	$54,071
Segment cost of revenues (excluding depreciation, accretion and amortization)	(35,253)	(25,062)	(10,191)	(103,788)	(63,294)	(40,494)

Segment operating profit	$9,358	$4,716	$4,642	$25,194	$11,617	$13,577

Site leasing segment operating profit increased $57.2 million for the three months ended September 30, 2013, as compared to the same period in the prior year, primarily due to additional profit generated by (1) 4,532 towers acquired and 418 towers built since July 1, 2012 which include towers acquired in the fourth quarter of 2012 related to TowerCo and Vivo, (2) organic site leasing growth from new leases, (3) contractual rent escalators, and (4) lease amendments with current tenants which increased the related rent as a result of additional equipment added to our towers.

Site leasing segment operating profit increased $178.0 million for the nine months ended September 30, 2013, as compared to the same period in the prior year, primarily due to additional profit generated by (1) 6,991 towers acquired and 571 towers built since January 1, 2012 which include towers acquired in the Mobilitie, TowerCo, and Vivo acquisitions, (2) organic site leasing growth from new leases, (3) contractual rent escalators, and (4) lease amendments with current tenants which increased the related rent as a result of additional equipment added to our towers.

The increase in site development segment operating profit of $4.6 and $13.6 million for the three and nine months ended September 30, 2013, respectively, is primarily due to the higher volume of work performed compared to the prior year associated with the deployment of next generation networks by wireless carriers, in particular, the Sprint Network Vision initiative.

Adjusted EBITDA:

We define Adjusted EBITDA as net income (loss) excluding the impact of net interest expenses, provision for taxes, depreciation, accretion, and amortization, asset impairment and decommission costs, non-cash compensation, net loss from extinguishment of debt, other income and expenses, acquisition related expenses, non-cash straight-line leasing revenue, and non-cash straight-line ground lease expense.

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

The reconciliation of Adjusted EBITDA is as follows:

	For the three months ended September 30,		Dollar	For the nine months ended September 30,		Dollar
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)

Net income (loss)	$21,531	$(52,699)	$74,230	$(36,747)	$(128,804)	$92,057
Non-cash straight-line leasing revenue	(16,598)	(12,245)	(4,353)	(50,890)	(31,909)	(18,981)
Non-cash straight-line ground lease expense	8,857	5,899	2,958	26,985	13,999	12,986
Non-cash compensation	4,207	3,679	528	13,011	10,586	2,425
Loss from extinguishment of debt, net	3	22,643	(22,640)	5,764	49,792	(44,028)
Other income/expense	(34,175)	(249)	(33,926)	(34,873)	(5,233)	(29,640)
Acquisition related costs	3,599	5,715	(2,116)	11,378	21,875	(10,497)
Asset impairment and decommission costs	6,190	1,560	4,630	16,405	2,555	13,850
Interest income	(274)	(335)	61	(1,612)	(419)	(1,193)
Interest expense(1)	76,610	71,651	4,959	236,228	198,302	37,926
Depreciation, accretion and amortization	133,281	101,012	32,269	400,006	277,110	122,896
Provision for taxes(2)	452	900	(448)	2,136	5,422	(3,286)
Income from discontinued operations	—	(969)	969	—	(2,349)	2,349

Adjusted EBITDA	$203,683	$146,562	$57,121	$587,791	$410,927	$176,864

(1)	Interest expense includes interest expense, non-cash interest expense and amortization of deferred financing fees.
(2)	Includes $245 and $695 of franchise taxes for the three and nine months ended September 30, 2013, respectively, and $(129) and $613 in the same periods from prior year, respectively, reflected in selling, general, and administrative expenses in the Consolidated Statement of Operations.

Adjusted EBITDA increased $57.1 million and $176.9 million for the three and nine months ended September 30, 2013, respectively compared to the same period in the prior year, primarily due to increased segment operating profit from our site leasing and site development segments partially offset by an increase in selling, general and administrative costs.

RESULTS OF OPERATIONS

Three months ended September 30, 2013 Compared to Three months ended September 30, 2012

	For the three months			Percentage
	ended September 30,		Dollar	Increase
	2013	2012	Change	(Decrease)
	(in thousands)
Revenues:

Site leasing	$287,483	$208,828	$78,655	37.7%
Site development	44,611	29,778	14,833	49.8%

Total revenues	332,094	238,606	93,488	39.2%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion and amortization shown below):
Cost of site leasing	68,042	46,621	21,421	45.9%
Cost of site development	35,253	25,062	10,191	40.7%
Selling, general and administrative	21,827	17,565	4,262	24.3%
Asset impairment and decommission costs	6,190	1,560	4,630	296.8%
Acquisition related expenses	3,599	5,715	(2,116)	(37.0%)
Depreciation, accretion and amortization	133,281	101,012	32,269	31.9%

Total operating expenses	268,192	197,535	70,657	35.8%

Operating income	63,902	41,071	22,831	55.6%

Other income (expense):
Interest income	274	335	(61)	(18.2%)
Interest expense	(62,987)	(50,578)	(12,409)	24.5%
Non-cash interest expense	(9,642)	(17,874)	8,232	(46.1%)
Amortization of deferred financing fees	(3,981)	(3,199)	(782)	24.4%
Loss from extinguishment of debt, net	(3)	(22,643)	22,640	(100.0%)
Other income, net	34,175	249	33,926	13624.9%

Total other expense	(42,164)	(93,710)	51,546	(55.0%)

Income (loss) from continuing operations before provision for income taxes	21,738	(52,639)	74,377	(141.3%)
Provision for income taxes	(207)	(1,029)	822	(79.9%)

Income (loss) from continuing operations	21,531	(53,668)	75,199	(140.1%)
Income from discontinued operations, net of income taxes	—	969	(969)	100.0%

Net income (loss)	21,531	(52,699)	74,230	(140.9%)
Less: Net loss attributable to the noncontrolling interest	—	254	(254)	(100.0%)

Net income (loss) attributable to SBA Communications Corporation	$21,531	$(52,445)	$73,976	(141.1%)

Revenues:

Site leasing revenues increased $78.7 million for the three months ended September 30, 2013, as compared to the same period in the prior year, due largely to (i) revenues from 4,532 towers acquired and 418 towers built since July 1, 2012 which include the towers acquired in the fourth quarter of 2012 related to TowerCo and Vivo, and (ii) organic site leasing growth from new leases, contractual rent escalators and lease amendments which increased the related rent as a result of additional equipment added to our towers.

Site development revenues increased $14.8 million for the three months ended September 30, 2013, as compared to the same period in the prior year, as a result of a higher volume of work performed during the quarter as compared to the same period last year associated with the deployment of next generation networks by wireless carriers, in particular, Sprint’s Network Vision initiative.

Operating Expenses:

Site leasing cost of revenues increased $21.4 million for the three months ended September 30, 2013, as compared to the same period in the prior year, largely as a result of the growth in the number of tower sites owned by us, primarily driven from the TowerCo and Vivo towers acquired during the fourth quarter of 2012, partially offset by the positive impact of our ground lease purchase program.

Site development cost of revenues increased $10.2 million for the three months ended September 30, 2013, as compared to the same period in the prior year, as a result of a higher volume of work associated with the deployment of next generation networks by wireless carriers.

Selling, general, and administrative expenses increased $4.3 million for the three months ended September 30, 2013, as compared to the same period in the prior year, primarily as a result of an increase in personnel, salaries, benefits, non-cash compensation, and other expenses due in large part to our continued portfolio expansion.

Asset impairment and decommission costs increased $4.6 million for the three months ended September 30, 2013, as compared to the same period in the prior year, primarily as a result of the write-off of assets and related costs associated with the decommissioning of 50 towers during the three months ended September 30, 2013.

Acquisition related expenses decreased $2.1 million for the three months ended September 30, 2013, as compared to the same period in the prior year, primarily as a result of a decrease in acquisition activity as compared to the three months ended September 30, 2012.

Depreciation, accretion, and amortization expense increased $32.3 million for the three months ended September 30, 2013, as compared to the same period in the prior year, due to an increase in the number of tower sites built and acquired by us, primarily driven by the TowerCo and Vivo towers acquired during the fourth quarter of 2012.

Operating Income:

Operating income increased $22.8 million for the three months ended September 30, 2013 from the three months ended September 30, 2012, primarily due to higher segment operating profit in both the site leasing and site development segments and a reduction in acquisition related expenses partially offset by increases in asset impairment and decommission costs, depreciation, accretion, and amortization expense, and selling, general, and administrative expenses.

Other Income (Expense):

Interest expense increased $12.4 million due to the higher weighted average principal amount of cash-interest bearing debt outstanding for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily resulting from the issuance of the 2012-2 Term Loan, 2012-1 Tower Securities, 2013 Tower Securities, 5.75% Notes, and 5.625% Notes. These increases were partially offset by the maturity of the 1.875% Notes, full repayment of the Mobilitie Bridge Loan and the 8.0% Senior Notes, as well as, partial prepayments on the 2011 Term Loan, and 2012-2 Term Loan.

Other income increased $33.9 million primarily due to a $27.3 million gain on the sale of a bankruptcy claim in the third quarter of 2013 and a $6.9 million unrealized gain on a foreign currency swap contract in the third quarter of 2013.

Non-cash interest expense decreased $8.2 million for the three months ended September 30, 2013, compared to the same period in the prior year. This decrease primarily reflects the full repayment of the 1.875% Notes.

Loss from Extinguishment of Debt

Loss from extinguishment of debt decreased $22.6 million for the three months ended September 30, 2013, compared to the same period in the prior year primarily due to the premium paid on the full redemption of the 8.0% Senior Notes during the third quarter of 2012 and the write off of the related debt discount and deferred financing fees.

Net Income (Loss)

Net loss decreased $74.0 million for the three months ended September 30, 2013 compared to the same period in the prior year, primarily due to an increase in other income, an increase in our site leasing and site development segments operating profit, net as well as decreases in acquisition related expenses, loss from extinguishment of debt, and non-cash interest expense as compared to the same period in the prior year. These items were partially offset by increases in selling, general, and administrative expenses, asset impairment and decommission costs, depreciation, amortization, and accretion, and interest expense.

Nine months ended September 30, 2013 Compared to Nine months ended September 30, 2012

	For the nine months			Percentage
	ended September 30,		Dollar	Increase
	2013	2012	Change	(Decrease)
	(in thousands)
Revenues:
Site leasing	$840,488	$585,332	$255,156	43.6%
Site development	128,982	74,911	54,071	72.2%

Total revenues	969,470	660,243	309,227	46.8%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion, and amortization shown below):
Cost of site leasing	203,927	126,787	77,140	60.8%
Cost of site development	103,788	63,294	40,494	64.0%
Selling, general and administrative	63,765	52,524	11,241	21.4%
Asset impairment and decommission costs	16,405	2,555	13,850	542.1%
Acquisition related expenses	11,378	21,875	(10,497)	(48.0%)
Depreciation, accretion and amortization	400,006	277,110	122,896	44.3%

Total operating expenses	799,269	544,145	255,124	46.9%

Operating income	170,201	116,098	54,103	46.6%

Other income (expense):
Interest income	1,612	419	1,193	284.7%
Interest expense	(185,569)	(136,728)	(48,841)	35.7%
Non-cash interest expense	(39,151)	(52,281)	13,130	(25.1%)
Amortization of deferred financing fees	(11,508)	(9,293)	(2,215)	23.8%
Loss from extinguishment of debt, net	(5,764)	(49,792)	44,028	(88.4%)
Other income, net	34,873	5,233	29,640	566.4%

Total other expense	(205,507)	(242,442)	36,935	(15.2%)

Loss from continuing operations before provision for income taxes	(35,306)	(126,344)	91,038	(72.1%)

Provision for income taxes	(1,441)	(4,809)	3,368	(70.0%)

Loss from continuing operations	(36,747)	(131,153)	94,406	(72.0%)

Income from discontinued operations, net of income taxes	—	2,349	(2,349)	100.0%

Net loss	(36,747)	(128,804)	92,057	(71.5%)

Less: Net loss attributable to the noncontrolling interest	—	256	(256)	(100.0%)

Net loss attributable to SBA Communications Corporation	$(36,747)	$(128,548)	$91,801	(71.4%)

Revenues:

Site leasing revenues increased $255.2 million for the nine months ended September 30, 2013, as compared to the same period in the prior year, due largely to (i) revenues from 6,991 towers acquired and 571 towers built since January 1, 2012 which includes the Mobilitie towers acquired in the second quarter of 2012, the TowerCo towers acquired in the fourth quarter of 2012, and the Vivo towers acquired in Brazil during the fourth quarter of 2012 and (ii) organic site leasing growth from new leases, contractual rent escalators and lease amendments which increased the related rent to reflect additional equipment added to our towers.

Site development revenues increased $54.1 million for the nine months ended September 30, 2013, as compared to the same period in the prior year, as a result of a higher volume of work performed during the period as compared to the same period last year associated with the deployment of next generation networks by wireless carriers, in particular, Sprint’s Network Vision initiative.

Operating Expenses:

Site leasing cost of revenues increased $77.1 million for the nine months ended September 30, 2013, as compared to the same period in the prior year, primarily as a result of the growth in the number of tower sites owned by us, including the Mobilitie, TowerCo, and Vivo towers acquired during 2012, partially offset by the positive impact of our ground lease purchase program.

Site development cost of revenues increased $40.5 million for the nine months ended September 30, 2013, as compared to the same period in the prior year, as a result of a higher volume of work associated with the deployment of next generation networks by wireless carriers.

Selling, general, and administrative expenses increased $11.2 million for the nine months ended September 30, 2013, as compared to the same period in the prior year, primarily as a result of an increase in personnel, salaries, benefits, non-cash compensation, and other expenses due in large part to our continued portfolio expansion.

Asset impairment and decommission costs increased $13.9 million for the nine months ended September 30, 2013, as compared to the same period in the prior year, primarily as a result of the write-off of assets and related costs associated with the decommissioning of 181 towers during the nine months ended September 30, 2013.

Acquisition related expenses decreased $10.5 million for the nine months ended September 30, 2013, as compared to the same period in the prior year, primarily as a result of a decrease in acquisition activity compared to 2012 when we acquired Mobilitie.

Depreciation, accretion, and amortization expense increased $122.9 million for the nine months ended September 30, 2013, as compared to the same period in the prior year, due to an increase in the number of tower sites built and acquired by us, including the Mobilitie, TowerCo, and Vivo towers acquired during 2012.

Operating Income:

Operating income increased $54.1 million for the nine months ended September 30, 2013 from the nine months ended September 30, 2012, primarily due to higher segment operating profit in both the site leasing and site development segments as well as a reduction in acquisition related expenses partially offset by increases in asset impairment and decommission costs, depreciation, accretion, and amortization expense, and selling, general, and administrative expenses.

Other Income (Expense):

Interest expense increased $48.8 million due to the higher weighted average principal amount of cash-interest bearing debt outstanding for the three months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily resulting from the issuance of the 2012-1 and 2012-2 Term Loans, 2012-1 Tower Securities, 2013 Tower Securities, 5.75% Notes, and 5.625% Notes. These increases were partially offset by the maturity of the 1.875% Notes, the full repayment of the Mobilitie Bridge Loan and the 8.0% Senior Notes, as well as partial prepayments of the 2011 Term Loan, 2012-2 Term Loan, and 8.25% Senior Notes.

Other income increased $29.6 million primarily due to a $27.3 million gain on the sale of a bankruptcy claim against Lehman Brothers in the third quarter of 2013 and a $6.9 million unrealized gain on a foreign currency swap contract in the third quarter of 2013, partially offset by a $4.6 million gain on partial settlement of a bankruptcy claim received during the nine months ended September 30, 2012.

Non-cash interest expense decreased $13.1 million from the nine months ended September 30, 2013, compared to the same period in the prior year. This decrease primarily reflects the full repayment of the 1.875% Notes.

Amortization of deferred financing fees increased $2.2 million for the nine months ended September 30, 2013 compared to the same period in the prior year, primarily resulting from the issuance of the 2012-1 Term Loan, 2012-2 Term Loan, 2012-1 Tower Securities, 2013 Tower Securities, 5.75% Notes, and 5.625% Notes. These increases were offset by the full redemption of the 8.0% Notes, the partial redemption of the 8.25% Notes, and the settlement of the 1.875% Notes.

Loss from Extinguishment of Debt

Loss from extinguishment of debt decreased $44.0 million for the nine months ended September 30, 2013, compared to the same period in the prior year primarily due to the premium paid on the 8.0% and 8.25% Senior Notes during the second and third quarters of 2012 and the write off of the related debt discount and deferred financing fees as compared to the write off of debt discounts and deferred financing fees associated with the partial repayment of the 2011 an 2012-2 Term Loans.

Net Loss

Net loss decreased $92.1 million for the nine months ended September 30, 2013 compared to the same period in the prior year, primarily due to an increase in other income, an increase in our site leasing and site development segments operating profit, net as well as decreases in acquisition related expenses, loss from extinguishment of debt, and non-cash interest expense as compared to the same period in the prior year. These items were partially offset by increases in selling, general, and administrative expenses, asset impairment and decommission costs, depreciation, amortization, and accretion, and interest expense.

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

A summary of our cash flows is as follows:

	For the nine months ended
	September 30, 2013	September 30, 2012
	(in thousands)
Summary cash flow information:
Cash provided by operating activities	$343,048	$237,523
Cash used in investing activities	(450,778)	(965,193)
Cash provided by financing activities	62,820	2,119,105

(Decrease) increase in cash and cash equivalents	(44,910)	1,391,435
Effect of exchange rate changes on cash and cash equivalents	1,220	(55)
Cash provided by discontinued operations from operating activities	—	2,349
Cash and cash equivalents, beginning of the period	233,099	47,316

Cash and cash equivalents, end of the period	$189,409	$1,441,045

Operating Activities

Cash provided by operating activities was $343.0 million for the nine months ended September 30, 2013 as compared to $237.5 million for the nine months ended September 30, 2012. This increase was primarily due to an increase in segment operating profit from the site leasing and site development operating segments partially offset by increased selling, general, and administrative expenses, as well as, increased cash interest payments relating to the higher average amount of cash-interest bearing debt outstanding for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Investing Activities

A detail of our cash capital expenditures is as follows:

		For the nine months ended
		September 30, 2013	September 30, 2012
		(in thousands)

Acquisitions and related earnouts	(1)	$312,501	$957,082
Construction and related costs on new tower builds		55,703	50,338
Augmentation and tower upgrades		33,120	15,781
Ground lease purchases	(2)	35,864	25,907
Purchase of headquarters building		1,222	—
Tower maintenance		9,532	6,384
General corporate		3,796	1,958

Total cash capital expenditures		$451,738	$1,057,450

(1)	Included in our cash capital expenditures for the nine months ended September 30, 2013 is $175.9 million related to our acquisition of 800 towers from Vivo in fourth quarter of 2012.
(2)	Excludes $7.6 and $4.7 million spent to extend ground lease terms for the nine months ended September 30, 2013 and 2012.

Subsequent to September 30, 2013, we acquired 10 towers and related assets and liabilities for an aggregate consideration of $11.6 million in cash.

During the remainder of 2013, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $3.8 million to $4.8 million and discretionary cash capital expenditures, based on current obligations, of $423.0 million to $443.0 million primarily associated with new tower construction, additional tower acquisitions, tower augmentations, and ground lease purchases. We expect to fund these additional cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility. The exact amount of our future cash capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and tower acquisition programs, and our ground lease purchase program.

Financing Activities

On April 18, 2013, we issued $1.33 billion of 2013 Tower Securities (as defined below) which have a blended interest rate of 3.218% per annum, payable monthly, and a weighted average life through the anticipated repayment date of 7.2 years. The proceeds from this issuance were used to settle our obligations under our 1.875% Notes, pay down the outstanding balance under our Revolving Credit Facility, and pay down $310.7 million of principal balance of our 2011 Term Loan and $189.3 million of principal balance of our 2012-2 Term Loan.

During the first and second quarters of 2013, we settled $18.1 million in principal of early conversions of our 1.875% Notes with 437,134 shares of SBA Class A common stock.

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

During the nine months ended September 30, 2013, we paid $42.4 million in cash and issued 200,016 shares of our Class A common stock to settle the related warrants. Subsequent to September 30, 2013, we settled the remaining warrants by paying $55.5 million in cash and issuing 192,516 shares of our Class A common stock.

During the third quarter, we sold our claim against Lehman Brothers, related to a hedge terminated when Lehman Brothers filed for bankruptcy in 2008, for $27.3 million and recorded a gain on the transaction of the same amount. The gain has been recorded within Other Income, net in accompanying Consolidated Statement of Operations.

During the nine months ended September 30, 2013, we borrowed $125.0 million and repaid $225.0 million under the Revolving Credit Facility. As of September 30, 2013, the availability under the Revolving Credit Facility was $770.0 million, subject to compliance with specified financial ratios and satisfaction of other customary conditions to borrowing.

During the nine months ended September 30, 2013, we did not repurchase any shares of our Class A common stock under our stock repurchase program. As of September 30, 2013, we had a remaining authorization to repurchase $150.0 million of Class A common stock under our current $300.0 million stock repurchase program.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the three months ended September 30, 2013, we did not issue any shares of Class A common stock under this registration statement. As of September 30, 2013, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

On February 27, 2012, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock, or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. During the nine months ended September 30, 2013, we did not issue shares of our Class A common stock under the automatic shelf registration statement and the prospectus supplement related thereto.

Debt Instruments and Debt Service Requirements

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility is governed by the Senior Credit Agreement. As of September 30, 2013, the Revolving Credit Facility consists of a revolving loan under which up to $770.0 million aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest at the Eurodollar Rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total

Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, May 9, 2017. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. A per annum commitment fee of 0.375% to 0.5% of the unused commitments under the Revolving Credit Facility is charged based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period.

On August 27, 2013, SBA Senior Finance II entered into a Sixth Amendment, to the Senior Credit Agreement with the lenders parties thereto and the Administrative Agent. The Sixth Amendment amended the Senior Credit Agreement to, among other things, (i) increase the existing Consolidated Total Debt to Annualized Borrower EBITDA ratio maintenance covenant from 6.0x to 6.5x and (ii) proportionately adjust various leverage-based covenants, including mandatory repayments and restrictions on acquired indebtedness, general disposition of assets, restricted payments, and general investments.

In addition, the Sixth Amendment modified the incremental capacity of the Revolving Credit Facility and Term Loan Facility from a fixed cap to an incurrence-based availability test which permits SBA Senior Finance II to request that one or more lenders provide (i) additional commitments under the Revolving Credit Facility and (ii) additional term loans, in each case without requesting the consent of the other lenders provided that after giving effect to the proposed increase in Revolving Credit Facility commitments or incremental term loans the ratio of Consolidated Total Debt to Annualized Borrower EBITDA would not exceed 6.5x. In addition, the amendment modified the percentage of allowable annualized borrower EBITDA for foreign subsidiaries from 10.0% to 35.0%.

As of September 30, 2013, there was no amount outstanding under the Revolving Credit Facility and the availability under the Revolving Credit Facility was $770.0 million, subject to compliance with specified financial ratios and satisfaction of other customary conditions to borrowing.

Term Loans under the Senior Credit Agreement

2011 Term Loan B

The 2011 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $500.0 million that matures on June 30, 2018. The 2011 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin of 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus a margin of 275 basis points (with a Eurodollar Rate floor of 1%). As of September 30, 2013, the 2011 Term Loan was accruing interest at 3.75% per annum. SBA Senior Finance II has the ability to prepay any or all amounts under the 2011 Term Loan without premium or penalty. The 2011 Term Loan was issued at 99.75% of par value. We incurred deferred financing fees of $4.9 million associated with this transaction which are being amortized through the maturity date.

During the nine months ended September 30, 2013, we repaid $312.0 million on the 2011 Term Loan. Included in this amount was a prepayment of $310.7 million made on April 24, 2013 using proceeds from the 2013 Tower Securities. In connection with the prepayment, we expensed $2.3 million of net deferred financing fees and $0.6 million of discount related to the debt. As a result of the prepayment, no further scheduled quarterly principal payments are required until the maturity date. As of September 30, 2013, the 2011 Term Loan had a principal balance of $180.5 million. The remaining $1.2 million of deferred financing fees, net are being amortized through the maturity date.

2012-1 Term Loan A

The 2012-1 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $200.0 million that matures on May 9, 2017. The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of September 30, 2013, the 2012-1 Term Loan was accruing interest at 2.18% per annum. Principal payments on the 2012-1 Term Loan commenced on September 30, 2012 and are being made in quarterly installments on the last day of each March, June, September and December, in an amount equal to $2.5 million for each of the first eight quarters, $3.75 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-1 Term Loan without premium or penalty. To the extent not previously repaid, the 2012-1 Term Loan will be due and payable on the maturity date. The 2012-1 Term Loan was issued at par. We incurred deferred financing fees of $2.7 million in relation to this transaction which are being amortized through the maturity date.

During the three and nine months ended September 30, 2013, we repaid $2.5 million and $7.5 million, respectively, on the 2012-1 Term Loan. As of September 30, 2013, the 2012-1 Term Loan had a principal balance of $187.5 million.

2012-2 Term Loan B

The 2012-2 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $300.0 million that matures on September 28, 2019. The 2012-2 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus 275 basis points (with a Eurodollar Rate floor of 1%). As of September 30, 2013, the 2012-2 Term Loan was accruing interest at 3.75% per annum. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-2 Term Loan without premium or penalty. To the extent not previously repaid, the 2012-2 Term Loan will be due and payable on the maturity date. The 2012-2 Term Loan was issued at 99.75% of par value. We incurred deferred financing fees of approximately $3.5 million in relation to this transaction which are being amortized through the maturity date.

During the nine months ended September 30, 2013, we repaid $190.0 million on the 2012-2 Term Loan. Included in this amount was a prepayment of $189.3 million made on April 24, 2013 using proceeds from the 2013 Tower Securities. In connection with the prepayment, we expensed $2.0 million of net deferred financing fees and $0.4 million of discount related to the debt. As a result of the prepayment, no further scheduled quarterly principal payments are required until the maturity date. As of September 30, 2013, the 2012-2 Term Loan had a principal balance of $110.0 million. The remaining $1.1 million of deferred financing fees, net are being amortized through the maturity date.

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

2012-1 Tower Securities

On August 9, 2012, we, through the Trust, issued $610.0 million of Secured Tower Revenue Securities Series 2012-1 (the “2012-1 Tower Securities”) which have an anticipated repayment date of December 15, 2017 and a final maturity date of December 15, 2042. The fixed interest rate of the 2012-1 Tower Securities is 2.933% per annum, payable monthly. We have incurred deferred financing fees of $14.9 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2012-1 Tower Securities.

2013 Tower Securities

On April 18, 2013, we, through the Trust, issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C which have an anticipated repayment date of April 2018 and a final maturity date of April 2043, $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C which have an anticipated repayment date of April 2023 and a final maturity date of April 2048, and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D which have an anticipated repayment date of April 2018 and a final maturity date of April 2043 (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities have a blended interest rate of 3.218% and a weighted average life through the anticipated repayment date of 7.2 years. We have incurred deferred financing fees of $25.1 million in relation to this transaction which are being amortized through the anticipated repayment date.

Net proceeds from this offering were used to repay the $100 million outstanding balance under our Revolving Credit Facility, $310.7 million of the 2011 Term Loan, and $189.3 million of the 2012-2 Term Loan under our Senior Credit Agreement. The remaining net proceeds were used to satisfy unhedged obligations in connection with our 1.875% Convertible Senior Notes.

As of September 30, 2013, the Borrowers met the required Debt Service Coverage Ratio and were in compliance with all other covenants as set forth in the mortgage loan agreement.

1.875% Convertible Senior Notes due 2013

On May 16, 2008, we issued $550.0 million of our 1.875% Convertible Senior Notes (the “1.875% Notes”). Interest was payable semi-annually on May 1 and November 1, and the 1.875% Notes matured on May 1, 2013. The 1.875% Notes were convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 24.1196 shares of Class A common stock per $1,000 principal amount of 1.875% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $41.46 per share or a 20% conversion premium based on the last reported sale price of $34.55 per share of Class A common stock on the Nasdaq Global Select Market on May 12, 2008, the purchase agreement date.

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

During the final settlement period, we received additional conversion notices from holders of an aggregate of $450.6 million in principal of the 1.875% Notes (excluding $81.2 million in principal of the notes held by our wholly owned subsidiary which were also converted). Pursuant to the terms of the Indenture, these notes were converted at a price of $1,764.02 per $1,000 of principal or an aggregate of $794.8 million which were settled in cash. The remaining $142,000 aggregate principal amount of 1.875% Notes that was not converted matured on May 1, 2013 and was settled in cash at principal plus accrued interest.

Concurrently with the settlement of our conversion obligation, we settled the convertible note hedges that we had initially entered into at the time the outstanding 1.875% Notes were issued. In connection with the settlement of these hedges, we received an aggregate of $182.9 million in cash.

During the three and nine months ended September 30, 2013, we paid $18.8 million and $42.4 million in cash, respectively, and issued 200,016 shares of our Class A common stock to settle the related warrants. These warrants have a strike price of $67.37 per share. Subsequent to September 30, 2013, we settled the remaining warrants by paying $55.5 million in cash and issuing 192,516 shares of the Company’s Class A common stock.

During the third quarter, we sold our claim against Lehman Brothers, related to a hedge terminated when Lehman Brothers filed for bankruptcy in 2008, for $27.3 million and recorded a gain on the transaction of the same amount. The gain has been recorded within Other Income, net in the accompanying Consolidated Statement of Operations.

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

We are amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate of the 4.0% Notes from its coupon rate of 4.0% to 12.9%. As of September 30, 2013 and December 31, 2012, the carrying amount of the equity component related to the 4.0% Notes was $169.0 million.

The 4.0 % Notes are reflected in long-term debt in our Consolidated Balance Sheets at their carrying value. The following table summarizes the balances for the 4.0% Notes:

	As of	As of
	September 30, 2013	December 31, 2012
	(in thousands)
Principal balance	$499,947	$499,987
Debt discount	(41,412)	(69,236)

Carrying value	$458,535	$430,751

The 4.0% Notes are convertible only under the following circumstances:

•	during any calendar quarter, if the last reported sale price of our Class A common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of Class A common stock on the last day of such preceding calendar quarter,

•	during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 4.0% Notes for each day in the measurement period was less than 95% of the product of the last reported sale price of Class A common stock and the applicable conversion rate,

•	if specified distributions to holders of Class A common stock are made or specified corporate transactions occur, and

•	at any time on or after July 22, 2014.

Upon conversion, we have the right to settle our conversion obligation in cash, shares of Class A common stock or a combination of cash and shares of our Class A common stock. From time to time, upon notice to the holders of the 4.0% Notes, we may change our election regarding the form of consideration that we will use to settle our conversion obligation; provided, however, that we are not permitted to change our settlement election after July 21, 2014 for the 4.0% Notes. At the time of the issuance of the 4.0% Notes, we elected to settle our conversion obligations in stock. As of September 30, 2013, we have not changed our election.

During the three and nine months ended September 30, 2013, the 4.0% Notes were convertible based on the fact that our Class A common stock closing price per share exceeded $39.49 for at least 20 trading days during the 30 consecutive trading day period during the last month of the prior quarter. As a result of conversions exercised by holders pursuant to the terms of the indenture, during the nine months ended September 30, 2013, we converted $40,000 in principal amount of 4.0% Notes and settled our conversion obligation through the issuance of 1,307 shares of our Class A common stock. In connection with these conversions, the related convertible note hedges and a portion of the common stock warrants were settled. As a result, we received a net 593 shares of our Class A common stock. In addition, we have received conversion notices totaling $3,000 in principal amount of the 4.0% Notes during the third quarter of 2013, which will settle during the fourth quarter of 2013 in shares of our Class A common stock and cash for fractional shares.

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

As of September 30, 2013, the principal balance of the 8.25% Notes was $243.8 million and the carrying value was $242.3 million.

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

Debt Service

As of September 30, 2013, we believe that our cash on hand, capacity available under our Revolving Credit Facility and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months based on the principal amounts outstanding as of September 30, 2013 and the interest rates accruing on those amounts on such date:

4.0% Convertible Senior Notes	$19,998
8.25% Senior Notes due 2019	20,109
5.625% Senior Notes due 2019	28,125
5.75% Senior Notes due 2020	46,000
2010 Secured Tower Revenue Securities	57,373
2012 Secured Tower Revenue Securities	18,085
2013 Secured Tower Revenue Securities	43,217
Revolving Credit Facility	2,888
2011 Term Loan B	6,750
2012-1 Term Loan A	15,194
2012-2 Term Loan B	4,124

Total debt service for next 12 months:	$261,883

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments.

The following table presents the future principal payment obligations associated with our debt instruments assuming our actual level of indebtedness as of September 30, 2013:

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(in thousands)
Debt:
4.000% Convertible Senior Notes(1)	$—	$499,947	$—	$—	$—	$—	$499,947	$1,329,234
8.250% Senior Notes	$—	$—	$—	$—	$—	$243,750	$243,750	$263,250
5.625% Senior Notes	$—	$—	$—	$—	$—	$500,000	$500,000	$490,000
5.750% Senior Notes	$—	$—	$—	$—	$—	$800,000	$800,000	$792,000
4.254% 2010-1 Tower Securities (2)	$—	$—	$680,000	$—	$—	$—	$680,000	$692,342
5.101% 2010-2 Tower Securities (2)	$—	$—	$—	$—	$550,000	$—	$550,000	$592,257
2.933% 2012-1 Tower Securities(2)	$—	$—	$—	$—	$610,000	$—	$610,000	$614,008
2.240% 2013-1C Tower Securities(2)	$—	$—	$—	$—	$—	$425,000	$425,000	$411,940
3.722% 2013-2C Tower Securities(2)	$—	$—	$—	$—	$—	$575,000	$575,000	$541,805
3.598% 2013-1D Tower Securities(2)	$—	$—	$—	$—	$—	$330,000	$330,000	$321,651
2011 Term Loan B(3)	$—	$—	$—	$—	$—	$180,529	$180,529	$180,303
2012-1 Term Loan A	$2,500	$12,500	$17,500	$20,000	$135,000	$—	$187,500	$187,031
2012-2 Term Loan B(3)	$—	$—	$—	$—	$—	$109,971	$109,971	$109,834

Total debt obligation	$2,500	$512,447	$697,500	$20,000	$1,295,000	$3,164,250	$5,691,697	$6,525,655

(1)	Amounts set forth reflect the principal amount of the convertible notes and do not reflect the total obligations that may be due on the convertible notes nor the timing of settlement if they are converted prior to their maturity date. As of September 30, 2013, the 4.0% Notes were convertible pursuant to the terms of their applicable indenture.
(2)	The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 15, 2015 and April 16, 2040, respectively.

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

Special Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our expectations on the future growth and financial health of the wireless industry and the industry participants, and the drivers of such growth;

•	our beliefs regarding our ability to capture and capitalize on industry growth and the impact of such growth on our financial and operational results;

•	our expectations regarding the opportunities in the international wireless markets in which we currently operate or have targeted for growth, our beliefs regarding how we can capitalize on such opportunities, and our intent to continue expanding internationally through new builds and acquisitions;

•	our belief that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements;

•	our belief that our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures;

•	our expectation that, due to the relatively young age and mix of our tower portfolio, future expenditures required to maintain these towers will be minimal;

•	our expectation that we will grow our cash flows by adding tenants to our towers at minimal incremental costs and executing monetary amendments;

•	our intent to grow our tower portfolio, domestically and internationally;

•	our expectation that we will continue our ground lease purchase program and the estimates of the impact of such program on our financial results;

•	our expectation that we will continue to incur losses;

•	our expectations regarding our future cash capital expenditures, both discretionary and non-discretionary, including expenditures required to maintain, improve and modify our towers, ground lease purchases and general corporate expenditures, and the source of funds for these expenditures;

•	our intended use of our liquidity;

•	our expectations regarding our annual debt service in 2013 and thereafter, and our belief that our cash on hand, cash flows from operations for the next twelve months and availability under our Revolving Credit Facility will be sufficient to service our outstanding debt during the next twelve months;

•	our belief regarding our credit risk; and

•	our estimates regarding certain accounting and tax matters.

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

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of September 30, 2013. Based on such evaluation, such officers have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Sixth Amendment to the Amended and Restated Credit Agreement

On August 27, 2013, SBA Senior Finance II LLC (“SBA Senior Finance II”), a wholly-owned subsidiary of SBA Communications Corporation, entered into the Sixth Amendment (the “Sixth Amendment”), among SBA Senior Finance II, SBA Senior Finance LLC, the lender parties thereto and Toronto Dominion (Texas) LLC, as administrative agent (the “Administrative Agent”), to the Amended and Restated Credit Agreement, dated as of June 30, 2011, among SBA Senior Finance II, as borrower, the lenders parties thereto, and the Administrative Agent (as amended, supplemented or modified from time to time, the “Senior Credit Agreement”). The Sixth Amendment amended the Senior Credit Agreement to, among other things, (i) increase the existing Consolidated Total Debt to Annualized Borrower EBITDA ratio maintenance covenant from 6.0x to 6.5x and (ii) proportionately adjust various leverage-based covenants, including mandatory repayments, and restrictions on acquired indebtedness, general disposition of assets, restricted payments, and general investments.

In addition, the Sixth Amendment modified the incremental capacity of the Revolving Credit Facility and Term Loan Facility from a fixed cap to an incurrence-based availability test which permits SBA Senior Finance II to request that one or more lenders provide (i) additional commitments under the Revolving Credit Facility and (ii) additional term loans, in each case without requesting the consent of the other lenders provided that after giving effect to the proposed increase in Revolving Credit Facility commitments or incremental term loans the ratio of Consolidated Total Debt to Annualized Borrower EBITDA would not exceed 6.5x. SBA Senior Finance II’s ability to request such increases in the Revolving Credit Facility or additional term loans is subject to its compliance with the conditions set forth in the Senior Credit Agreement including, with respect to any additional term loan, compliance, on a pro forma basis, with the financial covenants and ratios set forth therein. Upon SBA Senior Finance II’s request, each lender may decide, in its sole discretion, whether to provide additional commitments under the Revolving Credit Facility or whether to provide SBA Senior Finance II with additional term loans and, if so, upon what terms. Furthermore, the amendment modified the percentage of allowable annualized borrower EBITDA for foreign subsidiaries from 10.0% to 35.0%.

Relationships

SBA Communications Corporation and certain of its affiliates have previously entered into commercial financial arrangements with Barclays Capital, Citibank, N.A., JPMorgan Chase Bank, N.A., Toronto Dominion (Texas) LLC, RBS Securities Inc., The Royal Bank of Scotland plc, and Wells Fargo Bank, National Association. Deutsche Bank Trust Company Americas, Wells Fargo Securities, LLC and Citigroup Global Markets Inc., and/or

their respective affiliates, and each of these entities and/or its affiliates has in the past provided financial, advisory, investment banking and other services to SBA Communications Corporation and its affiliates. With respect to the Revolving Credit Facility, the 2011 Term Loan, the 2012-1 Term Loan and the 2012-2 Term Loan, Barclays Capital, an affiliate of Barclays Capital Inc., serves as co-term loan syndication agent; Citibank, N.A., an affiliate of Citigroup Global Markets Inc., serves as corevolving facility documentation agent; JPMorgan Chase Bank N.A., an affiliate of J.P. Morgan Securities LLC, serves as term loan syndication agent and co-revolving facility documentation agent; Toronto Dominion (Texas) LLC, an affiliate of TD Securities (USA) LLC, serves as administrative agent; RBS Securities Inc. serves as revolving facility syndication agent and The Royal Bank of Scotland plc, an affiliate of RBS Securities Inc., serves as co-term loan documentation agent; Wells Fargo Bank, National Association, an affiliate of Wells Fargo Securities, LLC, serves as co-revolving facility syndication agent and as co-term loan documentation agent and affiliates of each of the initial purchasers serve as lenders. Barclays Capital and J.P. Morgan Securities LLC acted as our financial advisors in connection with the Mobilitie acquisition. J.P. Morgan Securities LLC acted as our financial adviser in connection with the TowerCo Merger.

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

SBA COMMUNICATIONS CORPORATION

November 7, 2013	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

November 7, 2013	/s/ Brendan T. Cavanagh
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