Form 10-K
period 2013-12-31
SBA COMMUNICATIONS CORP
filed 2014-02-27
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $9.4 billion as of June 30, 2013.

The number of shares outstanding of the Registrant’s common stock (as of February 14, 2014): Class A common stock — 128,506,612 shares

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2014 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2013, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

General

We are a leading independent owner and operator of wireless communications tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in Canada, Central America, and South America. Our primary business line is our site leasing business, which contributed 96.2% of our total segment operating profit for the year ended December 31, 2013. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative, or acquired. As of December 31, 2013, we owned 20,079 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 4,800 actual or potential towers, approximately 500 of which were revenue producing as of December 31, 2013. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and South America. Site leasing revenues are received primarily from wireless service provider tenants, including AT&T, Sprint, Verizon Wireless, T-Mobile, Oi, Digicel, Claro and Telefonica. Wireless service providers enter into different tenant leases with us, each of which relates to the lease or use of space at an individual tower. In the United States and Canada, our tenant leases are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in our Central and South America markets typically have an initial term of 10 years with 5-year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America typically escalate in accordance with a standard cost of living index.

We expand our tower portfolio, both domestically and internationally, through the acquisition of towers from third parties and through the construction of new tower structures. In our tower acquisition program, we pursue towers that meet or exceed our internal guidelines regarding current and future potential returns. For each acquisition, we prepare various analyses that include projections of a five-year unlevered internal rate of return, review of available capacity, future lease up projections, and a summary of current and future tenant/technology mix.

In our new build program, we construct tower structures in locations that were strategically chosen by us or under build-to-suit arrangements. Under build-to-suit arrangements, we build tower structures for wireless service providers at locations that they have identified. We retain ownership of the tower structure and the exclusive right to co-locate additional tenants. When we construct tower structures in locations chosen by us, we utilize our knowledge of our customers’ network requirements to identify locations where we believe multiple wireless service providers need, or will need, to locate antennas to meet capacity or service demands. We seek to identify attractive locations for new tower structures and complete pre-construction procedures necessary to secure the site concurrently with our leasing efforts. We generally will have at least one signed tenant lease for each new build tower structure on the day that it is completed and expect that some will have multiple tenants. During 2014, we intend to build between 400 and 420 new tower structures, domestically and internationally.

Our site leasing business generates substantially all of our total segment operating profit. Our site leasing business generated 86.8% of our total revenues during the year ended December 31, 2013 and has represented 96.2% or more of our total segment operating profit for the past three years.

International Site Leasing

In 2013, we continued to focus on growing our international site leasing business through the acquisition and development of towers. We believe that we can create substantial value by expanding our site leasing services into select international markets which we believe have a high-growth wireless industry and relatively stable political and regulatory environments. At December 31, 2013, we owned 5,196 towers in Brazil, Canada, Costa Rica, El Salvador, Guatemala, Nicaragua, and Panama. This site count includes the exclusive rights to 2,113 towers in Brazil, which we acquired from Oi S.A., one of Brazil’s largest telecommunications providers (“Oi”). In December 2013, we entered into a definitive agreement with Oi to acquire an additional 2,007 towers in Brazil which is expected to close March 31, 2014. For the year ended December 31, 2013, site leasing revenue generated outside the U.S. and its territories was 6.5% of total revenue.

The majority of our international markets typically have less mature wireless networks with limited wireline infrastructure and lower wireless data penetration rates than those in the United States. Accordingly, our expansion in these markets is primarily driven by (i) wireless service providers seeking to increase the quality and coverage of their networks, (ii) consumers’ increased use of high data applications, such as email, internet access, mobile device applications, and video, and (iii) incremental spectrum auctions, which have resulted in new market entrants, as well as incremental voice and data network deployments. For example, since we first entered Costa Rica in 2010, spectrum auctions significantly increased demand for antenna space. Since we entered this market, we have built or acquired 430 towers to respond to that demand and plan to continue our expansion.

We consider various factors when identifying a market for our international expansion, including:

•Country analysis – We consider the country’s political stability, and whether the country’s general business, legal and regulatory environment is conducive to the sustainability and growth of our business.

•  Market potential – We analyze the expected demand for wireless services, and whether a country has multiple wireless service providers who are actively seeking to invest in deploying voice and data networks, as well as spectrum auctions that have occurred or that are anticipated to occur.

•  Risk adjusted return criteria – We consider whether buying or building towers in a country, and providing our management and leasing services, will meet our return criteria. As part of this analysis, we consider the risk of entering into an international market (for example, the impact of foreign currency exchange rates), and how our expansion meets our long-term strategic objectives for the region and our business generally.

We intend to continue expanding through acquisition and new-builds in our current international markets and to explore opportunities in other international markets that meet our investment criteria.

Site Development Services

Our site development business, which is conducted in the United States only, is complementary to our site leasing business and provides us the ability to keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and to capture ancillary revenues that are generated by our site leasing activities, such as antenna and equipment installation at our towers. Site development services revenues are earned primarily from providing a full range of end to end services to wireless service providers or companies providing development or project management services to wireless service providers. Our services include: (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and antennas; (4) support in buying or leasing of the location; (5) assistance in obtaining zoning approvals and permits; (6) tower structure construction; (7) antenna installation; and (8) radio equipment installation, commissioning and maintenance.

We provide our site development services on a local basis, through regional offices, territory offices and project offices. The regional offices are responsible for all site development operations, including hiring employees and opening or closing project offices, and a substantial portion of the sales in such area.

For financial information about our operating segments, please see Note 20 of our Consolidated Financial Statements included in this Form 10-K.

Industry Developments

We believe that growing wireless traffic (particularly data and video), the deployment of additional spectrum, and technology advancements will require wireless service providers to improve their network infrastructure and increase their network capacity resulting in an increase in the number of towers that they use or the number of antennas at existing towers. We expect that the wireless communications industry will continue to experience growth as a result of the following trends:

•As wireless data usage grows rapidly, all four U.S. nationwide carriers are deploying new and upgraded networks; and we believe that the continued deployment of 4G wireless technologies will require our customers to add large numbers of additional cell sites and additional equipment at current cell sites.

•  We have seen, and anticipate there could be other, new entrants into the wireless communications industry that could deploy regional or national wireless networks for voice and data services.

•  Spectrum licensed by the Federal Communications Commission in 2006 and 2008 has enabled continued network development. We expect this and the potential availability of additional spectrum through several planned government auctions in 2014 and beyond to enable continued network development in the U.S.

•  Consumers are increasing their use of wireless data services due to expansion of wireless data applications, such as email, web browsing, mobile apps and games, social networking, music and video, and continued wireline to wireless migration. Wireless devices are trending toward more bandwidth intensive devices such as smartphones, laptops, netbooks, tablets and other emerging and embedded devices. As a result, according to industry estimates, global mobile data traffic will grow at an approximately 61% compound annual growth rate from 2013 to 2018.

•Consumers list network coverage and quality as two of the greatest contributors to their dissatisfaction when terminating or changing service. To decrease subscriber churn rate and drive revenue growth, wireless carriers have made substantial capital expenditures on wireless networks to improve service quality and expand coverage. For example, U.S. wireless carriers’ capital expenditures have increased from an estimated $19.9 billion in 2009 to an estimated $32.0 billion in 2013, and we expect capital expenditures in the foreseeable future to remain elevated as wireless carriers continue to improve their networks.

Despite the recent economic challenges affecting the global marketplace, we believe that the world-wide wireless industry will continue to grow and is well-capitalized, highly competitive and focused on quality and advanced services. Therefore, we expect that we will see a multi-year trend of strong additional equipment demand from our customers, which we believe will translate into strong leasing growth for us.

Business Strategy

Our primary strategy is to continue to focus on expanding our site leasing business due to its attractive characteristics such as long-term contracts, built-in rent escalators, high operating margins, and low customer churn. The long-term nature of the revenue stream of our site leasing business makes it less volatile than our site development business, which is more cyclical. By focusing on our site leasing business, we believe that we can maintain a stable, recurring cash flow stream and reduce our exposure to cyclical changes in customer spending. Key elements of our strategy include:

Maximizing Use of Tower Capacity. We generally have constructed or acquired towers that accommodate multiple tenants and a majority of our towers are high capacity tower structures. Most of our towers have significant capacity available for additional antennas, and we believe that increased use of our towers can be achieved at a low incremental cost. We actively market space on our towers through our internal sales force. As of December 31, 2013, we had an average of 1.9 tenants per tower structure.

Disciplined Growth of our Tower Portfolio. We believe that our tower operations are highly scalable. Consequently, we believe that we are able to materially increase our tower portfolio without proportionately increasing selling, general, and administrative expenses. During 2014, we intend to continue to grow our tower portfolio, domestically and internationally, by 10-15% through tower acquisitions and the construction of new tower structures. In connection with our international expansion, we have targeted select international markets that we believe have relatively stable political environments and a growing wireless communications industry. We intend to use our available cash from operating activities and available liquidity, including borrowings, to build and/or acquire new towers at prices that we believe will be accretive to our shareholders both in the short and long term and which allow us to maintain our long-term target leverage ratios.

Capitalizing on our Scale and Management Experience. We are a large owner, operator and developer of towers, with substantial capital, human, and operating resources. We have been developing towers for wireless service providers in the U.S. since 1989 and owned and operated towers for ourselves since 1997. We believe our size, experience, capabilities, and resources make us a preferred partner for wireless service providers both in the U.S. and internationally. Our management team has extensive experience in site leasing and site development, with some of the longest tenures in the tower and site development industries. Management believes that its industry expertise and strong relationships with wireless service providers will allow us to expand our position as a leading provider of site leasing and site development services.

Controlling our Underlying Land Positions. We have purchased and/or entered into perpetual easements or long-term leases for the land that underlies our tower structures and intend to continue to do so, to the extent available at commercially reasonable prices. We believe that these purchases, perpetual easements, and/or long-term leases will increase our margins, improve our cash flow from operations, and minimize our exposure to increases in ground lease rents in the future. As of December 31, 2013,  approximately 72% of our tower structures were located on land that we own or control for more than 20 years and the average remaining life under our ground leases, including renewal options under our control, was 31 years. As of December 31, 2013, approximately 4.3% of our tower structures have ground leases maturing in the next 10 years.

Using our Local Presence to Build Strong Relationships with Major Wireless Service Providers. Given the nature of towers as location-specific communications facilities, we believe that substantially all of what we do is done best locally. Consequently, we have a broad field organization that allows us to develop and capitalize on our experience, expertise and relationships in each of our local markets which in turn enhances our customer relationships. We are seeking to replicate this operating model internationally. Due to our presence in local markets, we believe we are well positioned to capture additional site leasing business and new tower build opportunities in our markets and identify and participate in site development projects across our markets.

Customers

Since commencing operations, we have performed site leasing and site development services for all of the large U.S. wireless service providers. In both our site leasing and site development businesses, we work with large national providers and smaller regional, local, or private operators.

We depend on a relatively small number of customers for our site leasing and site development revenues. The following customers represented at least 10% of our total revenues during the last three years:

	Percentage of Total Revenues
	for the year ended December 31,
	2013	2012	2011

Sprint (1)	24.9%	23.9%	21.9%
AT&T Wireless	19.0%	20.3%	23.8%
T-Mobile (2)	17.3%	17.2%	13.5%
Verizon Wireless	11.1%	12.7%	14.8%

(1)Prior year amounts have been adjusted to reflect the merger of Sprint and Clearwire.

(2)Prior year amounts have been adjusted to reflect the merger of T-Mobile and Metro PCS.

During the past two years, we provided services or leased space to a number of customers, including:

Alcatel-Lucent	Ntelos
AT&T Wireless	Nsoro Mastec
Bell Canada	Oi
C-Spire	Optima Network Services
Claro	Overland Contracting
Cleartalk	Rogers
Cricket	Southern Linc
Digicel	Sprint
Ericsson	T-Mobile
General Dynamics	Telefonica
Globalive	Telus
ITT Corporation	U.S. Cellular
Nexius	Verizon Wireless

Sales and Marketing

Our sales and marketing goals are to:

•use existing relationships and develop new relationships with wireless service providers to lease antenna space on and sell related services with respect to our owned or managed towers, enabling us to grow our site leasing business; and

•successfully bid and win those site development services contracts that will contribute to our operating margins and/or provide a financial or strategic benefit to our site leasing business.

We approach sales on a company-wide basis, involving many of our employees. We have a dedicated sales force that is supplemented by members of our executive management team. Our dedicated salespeople are based regionally as well as in the corporate office. We also rely on our vice presidents, general managers, and other operations personnel to sell our services and cultivate customers. Our strategy is to delegate sales efforts by geographic region or to those employees of ours who have the best relationships with our customers. Most wireless service providers have national corporate headquarters with regional and local offices. We believe that wireless service providers make most decisions for site development and site leasing services at the regional and local levels with input from their corporate headquarters. Our sales representatives work with wireless service provider representatives at the regional and local levels and at the national level when appropriate. Our sales staff’s compensation is heavily weighted to incentive-based goals and measurements.

Competition

Site Leasing – In the U.S., our primary competitors for our site leasing activities are (1) the national independent tower companies including American Tower Corporation and Crown Castle International, (2) a large number of regional independent tower owners, (3) wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers, and (4) alternative facilities such as rooftops, outdoor and indoor distributed antenna system (“DAS”) networks, billboards, and electric transmission towers. American Tower and Crown Castle have significantly more towers than we do, which could provide them a competitive advantage in negotiating with wireless service providers. However, we believe that tower location and capacity, quality of service to our tenants, and price have been and will continue to be the most significant competitive factors affecting the site leasing business. Furthermore, these entities generally have greater financial resources than we do which may provide them with a competitive advantage in connection with the acquisition of material tower portfolios. In Brazil, our competition consists of wireless service providers that own and operate their own tower networks, as well as large national and regional independent tower companies, while in the Central American and Canadian markets, our competition is principally from wireless service providers who lease towers to other wireless providers.

Site Development – The site development business is extremely competitive and price sensitive. We believe that the majority of our competitors in the U.S. site development business operate within local market areas exclusively, while some firms offer their services nationally. The market includes participants from a variety of market segments offering individual, or combinations of, competing services. The field of competitors includes site development consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors, which provide end-to-end site development services through multiple subcontractors, and wireless service providers’ internal staff. We believe that providers base their decisions for site development services on a number of criteria, including: company experience, price, track record, local reputation, geographic reach, and time for completion of a project.

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

As of December 31, 2013, we had 1,117 employees of which 138 were based outside of the U.S. and its territories. We consider our employee relations to be good.

Regulatory and Environmental Matters

Federal Regulations. In the U.S., which accounted for 92.6% of our total site leasing revenue for the year ended December 31, 2013, both the FCC and the Federal Aviation Administration (the “FAA”) regulate towers. Many FAA requirements are implemented in FCC regulations. These regulations govern the construction, lighting, and painting or other marking of towers, as well as the maintenance, inspection, and record keeping related to towers, and may, depending on the characteristics of particular towers, require prior approval and registration of towers before they may be constructed, altered or used. Wireless communications equipment and radio or television stations operating on towers are separately regulated and may require independent customer licensing depending upon the particular frequency or frequency band used. In addition, any applicant for an FCC tower structure registration (through the FCC’s Antenna Structure Registration System) must certify that, consistent with the Anti-Drug Abuse Act of 1988, neither the applicant nor its principals are subject to a denial of Federal benefits because of a conviction for the possession or distribution of a controlled substance. New tower construction also requires approval from the state or local governing authority for the proposed site: compliance with the National Environmental Policy Act (“NEPA”): compliance with the National Historic Preservation Act (“NHPA”): compliance with the Endangered Species Act (“ESA”); and may require notification to the FAA.

Pursuant to the requirements of the Communications Act of 1934, as amended, the FCC, in conjunction with the FAA, has developed standards to consider proposals involving new or modified towers. These standards mandate that the FCC and the FAA consider the height of the proposed tower, the relationship of the tower to existing natural or man-made obstructions, and the proximity of the tower to runways and airports. Proposals to construct or to modify existing towers above certain heights must be reviewed by the FAA to ensure the structure will not present a hazard to air navigation. The FAA may condition its issuance of a no-hazard determination upon compliance with specified lighting and/or painting requirements. Towers that meet certain height and location criteria must also be registered with the FCC. A tower that requires FAA clearance will not be registered by the FCC until it is cleared by the FAA. Upon registration, the FCC may also require special lighting and/or painting. Owners of wireless communications towers may have an obligation to maintain painting and lighting or other marking in conformance with FAA and FCC regulations. Tower owners and licensees that operate on those towers also bear the responsibility of monitoring any lighting systems and notifying the FAA of any lighting outage or malfunction.

Owners and operators of towers may be subject to, and therefore must comply with, environmental laws, including NEPA, NHPA and ESA. Any licensed radio facility on a tower is subject to environmental review pursuant to the NEPA, among other statutes, which requires federal agencies to evaluate the environmental impact of their decisions under certain circumstances. The FCC has issued regulations implementing the NEPA. These regulations place responsibility on applicants to investigate potential environmental effects of their operations and to disclose any potential significant effects on the environment in an environmental assessment prior to constructing or modifying a tower and prior to commencing certain operations of wireless communications or radio or television stations from the tower. In the event the FCC determines the proposed structure or operation would have a significant environmental impact based on the standards the FCC has developed, the FCC would be required to prepare an environmental impact statement, which will be subject to public comment. This process could significantly delay the registration of a particular tower.

We generally indemnify our customers against any failure to comply with applicable regulatory standards relating to the construction, modification, or placement of towers. Failure to comply with the applicable requirements may lead to civil penalties.

The Telecommunications Act of 1996 amended the Communications Act of 1934 by preserving state and local zoning authorities’ jurisdiction over the construction, modification, and placement of towers. The law, however, limits local zoning authority by prohibiting any action that would discriminate among different providers of personal wireless services or ban altogether the construction, modification or placement of radio communication towers. Finally, the Telecommunications Act of 1996 requires the federal government to help licensees for wireless communications services gain access to preferred sites for their facilities. This may require that federal agencies and departments work directly with licensees to make federal property available for tower facilities.

As an owner and operator of real property, we are subject to certain environmental laws that impose strict, joint and several liability for the cleanup of on-site or off-site contamination and related personal injury or property damage. We are also subject to certain environmental laws that govern tower placement and may require pre-construction environmental studies. Operators of towers must also take into consideration certain radio frequency (“RF”) emissions regulations that impose a variety of procedural and operating requirements. Certain proposals to operate wireless communications and radio or television stations from tower structures are also reviewed by the FCC to ensure compliance with requirements relating to human exposure to RF emissions. Exposure to high levels of RF energy can produce negative health effects. The potential connection between low-level RF energy and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. We believe that we are in substantial compliance with and we have no material liability under any applicable environmental laws. These costs of compliance with existing or future environmental laws and liability related thereto may have a material adverse effect on our prospects, financial condition or results of operations.

State and Local Regulations. Most states regulate certain aspects of real estate acquisition, leasing activities, and construction activities. Where required, we conduct the site acquisition portions of our site development services business through licensed real estate brokers’ agents, who may be our employees or hired as independent contractors, and conduct the construction portions of our site development services through licensed contractors, who may be our employees or independent contractors. Local regulations include city and other local ordinances, zoning restrictions and restrictive covenants imposed by community developers. These regulations vary greatly from jurisdiction to jurisdiction, but typically require tower owners to obtain approval from local officials or community standards organizations, or certain other entities prior to tower construction and establish regulations regarding maintenance and removal of towers. In addition, many local zoning authorities require tower owners to post bonds or cash collateral to secure their removal obligations. Local zoning authorities generally have been unreceptive to construction of new towers in their communities because of the height and visibility of the towers, and have, in some instances, instituted moratoria.

International . Regulatory regimes outside of the U.S. and its territories vary by country and locality; however, these regulations typically require tower owners and/or licensees to obtain approval from local officials or government agencies prior to tower construction or modification or the addition of a new antenna to an existing tower. Additionally, some regulations include ongoing obligations regarding painting, lighting, and maintenance. Our international operations may also be subject to limitations on foreign ownership of land in certain areas. Based on our experience to date, these regimes have been similar to, but not more rigorous, burdensome or comprehensive than, those in the U.S. Non-compliance with such regulations may lead to monetary penalties or deconstruction orders. Our international operations are also subject to various regulations and guidelines regarding employee relations and other occupational health and safety matters. As we expand our operations into additional international geographic areas, we will be subject to regulations in these jurisdictions.

Backlog

Backlog related to our site leasing business consists of lease agreements and amendments, which have been signed, but have not yet commenced. As of December 31, 2013, we had 478 new leases and amendments which had been executed with customers but which had not begun generating revenue. These leases and amendments will contractually provide for approximately $6.4 million of annual revenue. By comparison, as of December 31, 2012, excluding the Sprint Network Vision Amendment, we had 1,052 new leases and amendments which had been executed with customers but which had not begun generating revenue. These leases and amendments contractually provided for approximately $8.1 million of annual revenue.

Our backlog for site development services consists of the value of work that has not yet been completed on executed contracts. As of December 31, 2013, we had approximately $29.1 million of contractually committed revenue as compared to approximately $45.9 million as of December 31, 2012.

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

Significant consolidation among our wireless service provider customers may result in our customers failing to renew existing leases for tower space or reducing future capital expenditures in the aggregate because their existing networks and expansion plans may overlap or be very similar. In connection with the combinations of Verizon Wireless and ALLTEL (to form Verizon Wireless), Cingular and AT&T Wireless (to form AT&T Mobility) and Sprint PCS and Nextel (to form Sprint), the combined companies have rationalized and may continue to rationalize duplicative parts of their networks, which has led and may continue to lead to the non-renewal of certain leases on our towers. During 2013, Sprint acquired Clearwire Communications and T-Mobile acquired MetroPCS, and AT&T has a pending agreement to acquire Leap Wireless, which may also lead to non-renewal of certain of our tower leases. If our wireless service provider customers continue to consolidate as a result of, among other factors, limited wireless spectrum for commercial use in the U.S., this consolidation could significantly impact the number of tower leases that are not renewed or the number of new leases that our wireless service provider customers require to expand their networks, which could materially and adversely affect our future operating results.

We have a substantial level of indebtedness which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.

As indicated below, we have and will continue to have a significant amount of indebtedness relative to our equity. The following table sets forth our total principal amount of debt and shareholders’ equity as of December 31, 2013 and 2012.

	As of December 31,
	2013	2012
	(in thousands)

Total principal amount of indebtedness	$5,910,041	$5,440,073
Shareholders' equity	$356,966	$652,991

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest or other amounts due on our indebtedness. Subject to certain restrictions under our existing indebtedness, we and our subsidiaries may also incur significant additional indebtedness in the future, some of which may be secured debt. This may have the effect of increasing our total leverage. For example, on February 7, 2014, SBA Senior Finance II secured a new delayed draw $1.5 billion senior secured Term Loan.

As a consequence of our indebtedness, (1) demands on our cash resources may increase, (2) we are subject to restrictive covenants that further limit our financial and operating flexibility and (3) we may choose to institute self-imposed limits on our indebtedness based on certain considerations including market interest rates, our relative leverage and our strategic plans. For example, as a result of our substantial level of indebtedness and the uncertainties arising in the credit markets and the U.S. economy:

•we may be more vulnerable to general adverse economic and industry conditions;

•we may have to pay higher interest rates upon refinancing or on our variable rate indebtedness if interest rates rise, thereby reducing our cash flows;

•we may find it more difficult to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements that would be in our best long-term interests;

•we may be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the available cash flow to fund other investments, including tower acquisition and new build capital expenditures;

•we may have limited flexibility in planning for, or reacting to, changes in our business or in the industry;

•we may have a competitive disadvantage relative to other companies in our industry that are less leveraged; and

•we may be required to sell debt or equity securities or sell some of our core assets, possibly on unfavorable terms, in order to meet payment obligations.

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

We derive a significant portion of our revenue from a small number of customers. Consequently, a reduction in demand for site leasing, reduced future capital expenditures on the networks, or the loss, as a result of bankruptcy, merger with other customers of ours or otherwise, of any of our largest customers could materially decrease our revenue and have an adverse effect on our growth. Our substantial acquisitions in 2013 further increased our client concentration and exacerbated the risks associated with such concentration.

The following is a list of significant customers (representing at least 10% of revenue in any of the last three years) and the percentage of our total revenues for the specified time periods derived from these customers:

	Percentage of Total Revenues
	for the year ended December 31,
	2013	2012	2011

Sprint (1)	24.9%	23.9%	21.9%
AT&T Wireless	19.0%	20.3%	23.8%
T-Mobile (2)	17.3%	17.2%	13.5%
Verizon Wireless	11.1%	12.7%	14.8%

We also have client concentrations with respect to revenues in each of our financial reporting segments:

	Percentage of Site Leasing Revenues
	for the year ended December 31,
	2013	2012	2011

Sprint (1)	28.5%	26.8%	24.6%
AT&T Wireless	21.9%	22.9%	26.8%
T-Mobile (2)	18.7%	18.6%	14.2%
Verizon Wireless	12.1%	13.2%	15.5%

	Percentage of Site Development Revenues
	for the year ended December 31,
	2013	2012	2011

Ericsson, Inc.	34.5%	24.5%	9.0%
Nsoro Mastec, LLC	3.0%	16.2%	35.6%

(1)Prior year amounts have been adjusted to reflect the merger of Sprint and Clearwire.

(2)Prior year amounts have been adjusted to reflect the merger of T-Mobile and Metro PCS.

Revenue from these clients is derived from numerous different site leasing contracts and site development contracts. Each site leasing contract relates to the lease of space at an individual tower and is generally for an initial term of five to ten years in the U.S. and Canada, and renewable for five 5-year periods at the option of the tenant. Our Central and South America markets typically have an initial term of 10 years with 5-year renewal periods. However, if any of our significant site leasing clients were to experience financial difficulty, substantially reduce their capital expenditures or reduce their dependence on leased tower space and fail to renew their leases with us, our revenues, future revenue growth and results of operations would be adversely affected.

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

A slowdown in demand for wireless communications services or for tower space could materially and adversely affect our future growth and revenues, and we cannot control that demand.

Additional revenue growth on our towers other than through contractual escalators comes directly from additional investment by our wireless service provider customers in their networks. If wireless service subscribers significantly reduce their minutes of use or data usage, or fail to widely adopt and use wireless data applications, our wireless service provider customers would experience a decrease in demand for their services. Regardless of consumer demand, each wireless service customer must have substantial capital resources and capabilities to build out their wireless networks, including licenses for spectrum. In addition, our wireless service customers have engaged in increased use of network sharing, roaming or resale arrangements. As a result of all of the above, wireless carriers may scale back their business plans or otherwise reduce their spending, which could materially and adversely affect demand for our tower space and our wireless communications services business, which could have a material adverse effect on our business, results of operations and financial condition.

Our international operations are subject to economic, political and other risks, including risks associated with foreign currency exchange rates, that could materially and adversely affect our revenues or financial position.

Our current business operations in Canada, Central America and South America, and our expansion into any other international markets in the future, could result in adverse financial consequences and operational problems not typically experienced in the United States. Although the consolidated revenues generated by our international operations were 6.5% during the year ended December 31, 2013, we anticipate that our revenues from our international operations will grow in the future. Accordingly, our business is and will in the future be subject to risks associated with doing business internationally, including:

•changes in a specific country’s or region’s political or economic conditions;

•laws and regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;

•laws and regulations that dictate how we operate our towers and conduct business, including zoning, maintenance and environmental matters, and laws related to ownership of real property;

•laws and regulations governing our employee relations, including occupational health and safety matters;

•changes to existing or new domestic or international tax laws or fees directed specifically at the ownership and operation of towers, which may be applied and enforced retroactively;

•expropriation and governmental regulation restricting foreign ownership;

•restricting or revoking spectrum licenses;

•our ability to comply with, and the costs of compliance with, anti-bribery laws such as the Foreign Corrupt Practices Act and similar local anti-bribery laws;

•our ability to compete with owners and operators of wireless towers that have been in the international market for a longer period of time than we have;

•uncertainties regarding legal or judicial systems, including inconsistencies between and within laws, regulations and decrees, and judicial application thereof, and delays in the judicial process;

•health or similar issues, such as a pandemic or epidemic;

•difficulty in recruiting and retaining trained personnel; and

•language and cultural differences.

Our international operations in Central America are denominated in United States dollars, while our operations in Canada and Brazil are denominated in local currencies. The Brazil Reais has been subject to significant volatility in the past, which can expose us to additional exchange rate risk. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast and budget for our international operations and expansion efforts.

If we are unable to protect our rights to the land under our towers, it could adversely affect our business and operating results.

Our real property interests relating to our tower structures consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses, rights-of-way, and other similar interests. From time to time, we experience disputes with landowners regarding the terms of the agreements for the land under our tower structures, which can affect our ability to access and operate such towers. Further, landowners may not want to renew their agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators and our competitors, which could affect our ability to renew agreements on commercially viable terms or at all. In addition, the land underlying the 2,113 towers we acquired from Oi in 2013 is subject to a concession from the Federal Republic of Brazil that expires in 2025.  At the end of the term the Brazilian government would have the right to (i) renew the concession upon newly negotiated terms or (ii) terminate the concession and take possession of the land, and the tower on such land.  Although Oi has entered into a non-terminable lease with us for 35 years, if the concession was not renewed our site leasing revenue from co-located tenants would terminate.

As of December 31, 2013, the average remaining life under our ground leases, including renewal options under our control, was approximately 31 years, and approximately 4.3% of our tower structures having ground leases maturing in the next 10 years.  Failure to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

Increasing competition may negatively impact our ability to grow our communication site portfolio long term.

Over the long term, we intend to grow our tower portfolio by at least 5-10% annually, domestically and internationally, through acquisitions and new builds. Our ability to meet these growth targets significantly depends on our ability to acquire existing towers that meet our investment requirements. Traditionally, our acquisition strategy has focused on acquiring towers from smaller tower companies, independent tower developers and wireless service providers. However, as a result of consolidation in the tower industry there are fewer of these mid-sized tower transactions available and there is more competition to acquire existing towers. Increased competition for acquisitions may result in fewer acquisition opportunities for us, higher acquisition prices, and increased difficulty in negotiating and consummating agreements to acquire such towers. Furthermore, to the extent that the tower acquisition opportunities are for significant tower portfolios, many of our competitors are significantly larger and have greater financial resources than us. As a result of these risks, the cost of acquiring these towers may be higher than we expect or we may not be able to meet our long-term tower portfolio growth target. If we are not able to successfully address these challenges, we may not be able to materially increase our tower portfolio in the long-term.

Our convertible note hedge transactions may not cover all of the potential dilution or additional cash outlay, if we settled the notes in cash, to which we may be subject upon conversion of the notes.

Concurrently with the pricing of our 4.0% Convertible Senior Notes due 2014 (the “4.0% Notes”), we entered into convertible note hedge transactions and warrant transactions with affiliates of certain of the initial purchasers of the convertible note offerings. The initial strike price of the convertible note hedge transactions relating to our 4.0% Notes is $30.38 per share of our Class A common stock (the same as the initial conversion price of the 4.0% Notes) and the upper strike price of the warrant transactions is $44.64 per share. Pursuant to the terms of the warrant transaction, we are responsible for the dilution or costs, to the extent that we settle in cash or stock, arising from the conversion of the notes to the extent that the market price of our Class A common stock exceeds the strike price of the warrants.  If the market price of our Class A common stock significantly exceeded the strike price on the conversion date we would be subject to material dilution or, to the extent we elected to settle in cash, material additional costs.

Initially we entered into convertible note hedge and warrant transactions to cover the full amount of the shares that were issuable upon conversion of the 4.0% Notes.  If any of the counterparties to our convertible hedge transactions were to default in their obligations, then our potential dilution or costs upon conversion of the respective notes would be materially increased.  As of December 31, 2013, there were 16,457,321 shares underlying the warrants outstanding.

At the end of the first quarter of 2013, the 4.0% Notes were convertible by the note holders because our Class A common stock closing price per share exceeded $39.49 for at least 20 trading days during the 30 consecutive trading day period ending on March 31, 2013. The requisite conditions were again met throughout 2013 and into 2014.  The 4.0% Notes remained convertible by the note holders, will continue to be convertible through March 31, 2014, and will still be convertible thereafter, if one or more of the conversion conditions are satisfied. In addition, the 4.0% Notes will be automatically convertible at any time on or after July 22, 2014 and mature on October 1, 2014.

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

We may not be able to fully recognize the anticipated benefits of towers that we acquire.

A key element of our growth strategy is to increase our tower portfolio through acquisitions.  We rely on our due diligence of the towers and the representations and financial records of the sellers and other third parties to establish the anticipated revenues and expenses and whether the acquired towers will meet our internal guidelines for current and future potential returns. In addition, we may not always have the ability to analyze and verify all information regarding title, access and other issues regarding the land underlying acquired towers.  This is particularly true in our international acquisitions of towers from wireless service providers. To the extent that these towers were acquired in individually material transactions, we may be required to place enhanced reliance on the financial and operational representations and warranties of the sellers. If (i) these records are not complete or accurate, (ii) if we do not have complete access to, or use of, the land underlying the acquired towers or (iii) if the towers do not achieve the financial results anticipated, it could adversely affect the our revenues and results of operations.

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

As part of our growth strategy, we have made and expect to continue to make acquisitions. The process of integrating any acquired towers into our operations may result in unforeseen operating difficulties and large expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. It may also result in the loss of key customers and/or personnel and expose us to unanticipated liabilities. These risks may be exacerbated in those circumstances in which we acquire a material number of towers. Further, we may not be able to retain the key employees that may be necessary to operate the business we acquire, and, we may not be able to timely attract new skilled employees and management to replace them. There can be no assurance that we will be successful in integrating acquisitions into our existing business. This is particularly true in our international acquisitions of towers from wireless service providers.

 Delays or changes in the deployment or adoption of new technologies or slowing consumer adoption rates may have a material adverse effect on our growth rate.

There can be no assurances that 3G, 4G, including long-term evolution (“LTE”), or other new wireless technologies will be deployed or adopted as rapidly as projected or that these new technologies will be implemented in the manner anticipated. The deployment of 3G experienced delays from the original projected timelines of the wireless and broadcast industries, and deployment of 4G could experience delays. Additionally, the demand by consumers and the adoption rate of consumers for these new technologies once deployed may be lower or slower than anticipated, particularly in certain of our international markets. These factors could have a material adverse effect on our growth rate since growth opportunities and demand for our tower space as a result of such new technologies may not be realized at the times or to the extent anticipated.

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

Our industry is highly competitive, and our customers sometimes have alternatives for leasing antenna space. Some of our competitors, such as (1) U.S. and international wireless carriers that allow collocation on their towers and (2) large independent tower companies, have been, and based on recent consolidations continue to be, substantially larger and have greater financial resources than us. This could provide them with advantages with respect to establishing favorable leasing terms with wireless service providers or in their ability to acquire available towers.

In the site leasing business, we compete with:

•wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers;

•national and regional tower companies; and

•alternative facilities such as rooftops, outdoor and indoor DAS networks, billboards and electric transmission towers.

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

The site development segment of our industry is also extremely competitive. There are numerous large and small companies that offer one or more of the services offered by our site development business. As a result of this competition, margins in this segment may come under pressure. Many of our competitors have lower overhead expenses and therefore may be able to provide services at prices that we consider unprofitable. If margins in this segment were to decrease, our consolidated revenues and our site development segment operating profit could be adversely affected.

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

The indentures governing the 8.25% Notes, the 5.75% Notes and the 5.625% Notes, the Senior Credit Agreement and the Secured Tower Revenue Securities contain restrictive covenants imposing significant operational and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. Among other things, the covenants under each indenture limit our ability to:

•merge, consolidate or sell assets;

•make restricted payments, including pay dividends or make other distributions;

•enter into transactions with affiliates;

•enter into sale and leaseback transactions; and

•issue guarantees of indebtedness.

We are required to maintain certain financial ratios under the Senior Credit Agreement. As amended in February 2014, the Senior Credit Agreement requires SBA Senior Finance II  to maintain specific financial ratios, including, at the SBA Senior Finance II level, (1) a ratio of Consolidated Total Debt to Annualized Borrower EBITDA not to exceed 6.5 times for any fiscal quarter, (2) a ratio of Consolidated Total Debt and Net Hedge Exposure (calculated in accordance with the Senior Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 6.5 times for 30 consecutive days and (3) a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (calculated in accordance with the Senior Credit Agreement) of not less than 2.0 times for any fiscal quarter.

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

Fluctuations in market interest rates may increase interest expense relating to our floating rate indebtedness, which we expect to incur under the Revolving Credit Facility and Term Loans or upon refinancing our fixed rate debt. As a result, we are exposed to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. There is no guarantee that any future refinancing of our indebtedness will have fixed interest rates or that interest rates on such indebtedness will be equal to or lower than the rates on our current indebtedness. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. We currently have no interest rate swaps.

Our dependence on our subsidiaries for cash flow may negatively affect our business.

We are a holding company with no business operations of our own. Our only significant assets are, and are expected to be, the outstanding capital stock and membership interests of our subsidiaries. We conduct, and expect to continue conducting, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations is dependent upon dividends and other distributions from our subsidiaries to us. Most of our indebtedness is owed directly by our subsidiaries, including the mortgage loan underlying the Tower Securities, the 8.25% Notes, the 5.75% Notes, the Term Loans and any amounts that we may borrow under the Revolving Credit Facility. Consequently, the first use of any cash flow from operations generated by such subsidiaries will be payments of interest and principal, if any, under their respective indebtedness. Other than the cash required to repay amounts due under our outstanding convertible notes and 5.625% Notes, we currently expect that substantially all the earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their respective debt obligations. The ability of our operating subsidiaries to pay dividends or transfer assets to us is restricted by applicable state law and contractual restrictions, including the terms of their outstanding debt instruments.

Our quarterly operating results for our site development services fluctuate and therefore we may not be able to adjust our cost structure on a timely basis with regard to such fluctuations.

The demand for our site development services fluctuates from quarter to quarter and should not be considered indicative of long-term results. Numerous factors cause these fluctuations, including:

•the timing and amount of our customers’ capital expenditures;

•the size and scope of our projects;

•the business practices of customers, such as deferring commitments on new projects until after the end of the calendar year or the customers’ fiscal year;

•delays relating to a project or tenant installation of equipment;

•seasonal factors, such as weather, vacation days and total business days in a quarter;

•the use of third party providers by our customers;

•the rate and volume of wireless service providers’ network development; and

•general economic conditions.

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

We are not profitable and expect to continue to incur losses.

We are not profitable. The following chart shows the net losses we incurred for the periods indicated:

	For the year ended December 31,
	2013	2012	2011
	(in thousands)

Net loss	$(55,909)	$(181,390)	$(126,892)

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

Our success depends to a significant extent upon performance and active participation of our key personnel. We cannot guarantee that we will be successful in retaining the services of these key personnel. We have employment agreements with Jeffrey A. Stoops, our President and Chief Executive Officer, Kurt L. Bagwell, our Executive Vice President and President—International, Thomas P. Hunt, our Executive Vice President, Chief Administrative Officer and General Counsel, and Brendan T. Cavanagh, our Executive Vice President and Chief Financial Officer. We do not have employment agreements with any of our other key personnel. If we were to lose any key personnel, we may not be able to find an appropriate replacement on a timely basis and our results of operations could be negatively affected. Further, the loss of a significant number of employees or our inability to hire a sufficient number of qualified employees could have a material adverse effect on our business.

Our business is subject to government regulations and changes in current or future regulations could harm our business.

We are subject to federal, state and local regulation of our business, both in the U.S. and internationally. In the U.S., both the Federal Aviation Administration (“FAA”) and the FCC regulate the construction, modification, and maintenance of towers and structures that support antennas used for wireless communications and radio and television broadcasts. In addition, the FCC separately licenses and regulates wireless communications equipment and television and radio stations operating from such towers. FAA and FCC regulations govern construction, lighting, painting, and marking of towers and may, depending on the characteristics of the tower, require registration of the tower. Certain proposals to construct new towers or to modify existing towers are reviewed by the FAA to ensure that the tower will not present a hazard to air navigation.

Tower owners may have an obligation to mark or paint such towers or install lighting to conform to FAA and FCC regulations and to maintain such marking, painting and lighting. Tower owners may also bear the responsibility of notifying the FAA of any lighting outages. Certain proposals to operate wireless communications and radio or television stations from towers are also reviewed by the FCC to ensure compliance with environmental impact requirements established in federal statutes, including NEPA, NHPA and ESA. Failure to comply with existing or future applicable requirements may lead to civil penalties or other liabilities and may subject us to significant indemnification liability to our customers against any such failure to comply. In addition, new regulations may impose additional costly burdens on us, which may affect our revenues and cause delays in our growth.

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

Our operations, like those of other companies engaged in similar businesses, are subject to the requirements of various federal, state, local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials, and wastes. As owner, lessee or operator of numerous tower structures, we may be liable for substantial costs of remediating soil and groundwater contaminated by hazardous materials, without regard to whether we, as the owner, lessee or operator, knew of or were responsible for the contamination. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements. The current cost of complying with these laws is not material to our financial condition or results of operations. However, the requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, financial condition and results of operations.

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

The U.S. government imposes requirements and other guidelines relating to exposure to RF energy. Exposure to high levels of RF energy can cause negative health effects. The potential connection between exposure to low levels of RF energy and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. According to the FCC, the results of these studies to date have been inconclusive. However, public perception of possible health risks associated with cellular and other wireless communications media could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, health risks could cause a decrease in the demand for wireless communications services. Moreover, if a connection between exposure to low levels of RF energy and possible negative health effects, including cancer, were demonstrated, we could be subject to numerous claims. Our current policies provide no coverage for claims based on RF energy exposure. If we were subject to claims relating to exposure to RF energy, even if such claims were not ultimately found to have merit, our financial condition could be materially and adversely affected.

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

ITEM 2. PROPERTIES

We are headquartered in Boca Raton, Florida where we currently lease approximately 103,000 square feet of office space in multiple buildings. These leases expire at different dates extending through February 28, 2022. In addition, on November 1, 2013, we purchased a new headquarters in Boca Raton, Florida where we currently own approximately 160,000 square feet of office space.  We have entered into long-term leases for regional and certain site development office locations where we expect our activities to be longer-term. We open and close project offices from time to time in connection with our site development business. We believe our existing facilities are adequate for our current and planned levels of operations and that additional office space suited for our needs is reasonably available in the markets within which we operate.

Our interests in towers and the land beneath them are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, perpetual easements, easements, licenses, rights-of-way, and other similar interests. For the year ended December 31, 2013,  approximately 72% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land that have an interest that extends beyond 20 years. The average remaining life under our ground leases, including renewal options under our control, has been extended to 31 years. In rural areas, support for our towers, equipment shelters, and related equipment requires a tract of land typically up to 10,000 square feet. Less than 2,500 square feet is required for a monopole or self-supporting tower of the kind typically used in metropolitan areas for wireless communications towers. Land leases generally have an initial term of five years with five or more additional automatic renewal periods of five years, for a total of thirty years or more.

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

The following table presents the high and low sales price for our Class A common stock for the periods indicated:

	High	Low
Quarter ended December 31, 2013	$92.21	$76.77
Quarter ended September 30, 2013	$80.65	$71.10
Quarter ended June 30, 2013	$82.31	$70.55
Quarter ended March 31, 2013	$74.04	$66.68

Quarter ended December 31, 2012	$71.17	$62.25
Quarter ended September 30, 2012	$63.22	$55.56
Quarter ended June 30, 2012	$57.88	$49.37
Quarter ended March 31, 2012	$51.51	$42.53

As of February 14, 2014, there were 105 record holders of our Class A common stock.

Dividends

We have never paid a dividend on any class of common stock and anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Consequently, we do not anticipate paying cash dividends on our Class A common stock in the foreseeable future. In addition, our ability to pay dividends is limited by the terms of our debt instruments.

Equity Compensation Plan

Equity Compensation Plan Information
(in thousands except exercise price)
Number of Securities
	Number of Securities		Weighted Average		Remaining Available for
	to be Issued		Exercise Price		Future Issuance Under
	Upon Exercise of		of Outstanding		Equity Compensation Plans
	Outstanding Options,		Options, Warrants		(Excluding Securities
	Warrants and Rights		and Rights		Reflected in first column (a))
	(a)		(b)		(c)
Equity compensation plans approved by
security holders
2001 Plan	1,080	(1)	$27.86	(1)	—	(3)
2010 Plan	2,203	(2)	$51.64	(2)	12,497
Equity compensation plans not approved by
security holders	—				—
Total	3,283		$43.82		12,497

(1)Included in the number of securities in column (a) is 24,389 restricted stock units, which have no exercise price. The weighted average exercise price of outstanding options, warrants and rights (excluding restricted stock units) is $28.51.

(2)Included in the number of securities in column (a) is 280,031 restricted stock units, which have no exercise price. The weighted average exercise price of outstanding options, warrants and rights (excluding restricted stock units) is $59.16.

(3)This plan has been terminated and we are no longer eligible to issue shares pursuant to the plan.

 ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data as of and for each of the five years in the period ended December 31, 2013. The financial data for the fiscal years ended 2013,  2012,  2011,  2010,  and 2009 have been derived from our audited consolidated financial statements. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those consolidated financial statements included in this Form 10-K.

	For the year ended December 31,
	2013	2012	2011	2010	2009
	(audited) (in thousands, except for per share data)
Revenues:
Site leasing	$1,133,013	$846,094	$616,294	$535,444	$477,007
Site development	171,853	107,990	81,876	91,175	78,506
Total revenues	1,304,866	954,084	698,170	626,619	555,513

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	270,772	188,951	131,916	119,141	111,842
Cost of site development	137,481	90,556	71,005	80,301	68,701
Selling, general, and administrative	85,476	72,148	62,828	58,209	52,785
Acquisition related expenses	19,198	40,433	7,144	10,106	4,810
Asset impairment and decommission costs	28,960	6,383	5,472	5,862	3,884
Depreciation, accretion, and amortization	533,334	408,467	309,146	278,727	258,537
Total operating expenses	1,075,221	806,938	587,511	552,346	500,559

Operating income	229,645	147,146	110,659	74,273	54,954

Other income (expense):
Interest income	1,794	1,128	136	432	1,123
Interest expense	(249,051)	(196,241)	(160,896)	(149,921)	(130,853)
Non-cash interest expense	(49,085)	(70,110)	(63,629)	(60,070)	(49,897)
Amortization of deferred financing fees	(15,560)	(12,870)	(9,188)	(9,099)	(10,456)
Loss from extinguishment of debt, net	(6,099)	(51,799)	(1,696)	(49,060)	(5,661)
Other income (expense)	31,138	5,654	(165)	29	163
Total other expense	(286,863)	(324,238)	(235,438)	(267,689)	(195,581)

Loss before provision for income taxes	(57,218)	(177,092)	(124,779)	(193,416)	(140,627)

Benefit (provision) for income taxes	1,309	(6,594)	(2,113)	(1,005)	(492)

Net loss from continuing operations	(55,909)	(183,686)	(126,892)	(194,421)	(141,119)

Income from discontinued operations, net of income taxes	—	2,296	—	—	—

Net loss	(55,909)	(181,390)	(126,892)	(194,421)	(141,119)

Net loss (income) attributable to the
noncontrolling interest	—	353	436	(253)	248

Net loss attributable to SBA Communications Corporation	$(55,909)	$(181,037)	$(126,456)	$(194,674)	$(140,871)

Basic and diluted per common share amounts:
Loss from continuing operations	$(0.44)	$(1.53)	$(1.14)	$(1.68)	$(1.20)
Income from discontinued operations	—	0.02	—	—	—
Net loss per common share	$(0.44)	$(1.51)	$(1.14)	$(1.68)	$(1.20)

Basic and diluted weighted avg. number of common shares	127,769	120,280	111,595	115,591	117,165

	As of December 31,
	2013	2012	2011	2010	2009
	(audited)	(audited)	(audited)	(audited)	(audited)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$122,112	$233,099	$47,316	$64,254	$161,317
Restricted cash - current (1)	47,305	27,708	22,266	29,456	30,285
Short-term investments	5,446	5,471	5,773	4,016	5,352
Property and equipment, net	2,578,444	2,671,317	1,583,393	1,534,318	1,496,938
Intangibles, net	3,387,198	3,134,133	1,639,784	1,500,012	1,435,591
Total assets	6,783,188	6,615,911	3,606,399	3,400,175	3,313,646
Total debt	5,876,607	5,356,103	3,354,485	2,827,450	2,489,050
Total shareholders' equity (deficit) (2)	356,966	652,991	(11,313)	317,110	599,949

	For the year ended December 31,
	2013	2012	2011	2010	2009
	(audited)	(audited)	(audited)	(audited)	(audited)
Other Data:	(in thousands)
Cash provided by (used in):
Operating activities	$497,587	$340,914	$249,058	$201,140	$222,572
Investing activities	(826,522)	(2,275,051)	(507,888)	(425,039)	(229,075)
Financing activities	220,161	2,116,412	242,047	126,821	88,978

(1)Restricted cash of $47.3 million as of December 31, 2013 consisted of $46.4 million related to the Tower Securities loan requirements and $0.9 million related to surety bonds issued for our benefit. Restricted cash of $27.7 million as of December 31, 2012 consisted of $26.8 million related to the Tower Securities loan requirements and $0.9 million related to surety bonds issued for our benefit. Restricted cash of $22.3 million as of December 31, 2011 consisted of $21.4 million related to 2010 Tower Securities loan requirements and $0.9 million related to surety bonds issued for our benefit. Restricted cash of $29.5 million as of December 31, 2010 consisted of $28.6 million related to 2010 Tower Securities loan requirements and $0.9 million related to surety bonds issued for our benefit. Restricted cash of $30.3 million as of December 31, 2009 consisted of $29.1 million related to the Tower Securities loan requirements and $1.2 million related to surety bonds issued for our benefit.

(2)Includes deferred loss from the termination of nine interest rate swap agreements of $4.3 million as of December 31, 2009.

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

We are a leading independent owner and operator of wireless communications tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in Canada, Central America, and South America. Our primary business line is our site leasing business, which contributed 96.2% of our total segment operating profit for the year ended December 31, 2013. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative, or acquired. As of December 31, 2013, we owned 20,079 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 4,800 actual or potential towers, approximately 500 of which were revenue producing as of December 31, 2013. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and South America. Site leasing revenues are received primarily from wireless service provider tenants, including AT&T, Sprint, Verizon Wireless, T-Mobile, Oi, Digicel, Claro and Telefonica. Wireless service providers enter into different tenant leases with us, each of which relates to the lease or use of space at an individual tower. In the United States and Canada, our tenant leases are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in our Central and South America markets typically have an initial term of 10 years with 5-year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America typically escalate in accordance with a standard cost of living index.

Cost of site leasing revenue primarily consists of:

•Rental payments on ground leases and other underlying property interests;

•Straight-line rent adjustment for the difference between rental payments made and the expense recorded as if the payments had been made evenly throughout the lease term (which may include renewal terms) of the underlying property interests;

•Property taxes;

•Site maintenance and monitoring costs (exclusive of employee related costs);

•Utilities;

•Property insurance; and

•Deferred lease origination cost amortization.

 Ground leases are generally for an initial term of five years or more with multiple renewal terms of five year periods at our option and provide for rent escalators which typically average 2-3% annually, or in Brazil adjust in accordance with a standard cost of living index. As of December 31, 2013, approximately 72% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 20 of our Consolidated Financial Statements included in this annual report.

	Revenues
	For the year ended December 31,
	2013	2012	2011
	(in thousands)

Site leasing revenue	$1,133,013	$846,094	$616,294
Total revenues	$1,304,866	$954,084	$698,170
Site leasing revenue as percentage of total revenues	86.8%	88.7%	88.3%

	Segment Operating Profit
	For the year ended December 31,
	2013	2012	2011
	(in thousands)

Site leasing segment operating profit (1)	$862,241	$657,143	$484,378
Total segment operating profit (1)	$896,613	$674,577	$495,249
Site leasing segment operating profit as percentage of
total segment operating profit (1)	96.2%	97.4%	97.8%

(1)Site leasing segment operating profit and total segment operating profit are non-GAAP financial measures. We reconcile these measures and other Regulation G disclosures in this annual report in the section entitled Non-GAAP Financial Measures.

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

Site Development Services

Our site development business, which is conducted in the United States only, is complementary to our site leasing business and provides us the ability to keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and to capture ancillary revenues that are generated by our site leasing activities, such as antenna and equipment installation at our tower locations. Site development services revenues are earned primarily from providing a full range of end to end services to wireless service providers or companies providing development or project management services to wireless service providers. Our services include: (1) network pre-design; (2) site audits; (3) identification of potential locations for towers and antennas; (4) support in buying or leasing of the location; (5) assistance in obtaining zoning approvals and permits; (6) tower and related site construction; (7) antenna installation; and (8) radio equipment installation, commissioning, and maintenance. We provide site development services at our towers and at towers owned by others.

For information regarding our operating segments, see Note 20 of our Consolidated Financial Statements included in this annual report.

International Operations

As of December 31, 2013, we had operations in Canada, Costa Rica, El Salvador, Guatemala, Nicaragua, Panama, and Brazil. Our operations in these countries are solely in the site leasing business, and we expect to expand operations through new builds and acquisitions. Tenant leases in the Canadian market typically have similar terms and conditions as those in the United States, with an initial term of five years, and specific rent escalators. Tenant leases in Central America and Brazil typically have a ten year initial term. Tenant leases in Central America typically have similar renewal terms and rent escalators as those in the United States and Canada while those in Brazil are based on a standard cost of living index.

In our Central American markets, significantly all of our revenue, expenses, and capital expenditures arising from our new build activities are denominated in U.S. dollars. Specifically, most of our ground leases, tenant leases, and tower-related expenses are due and paid in U.S. dollars. In our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In our Canadian and Brazilian operations, significantly all of our revenue, expenses and capital expenditures, including tenant leases, ground leases and other tower-related expenses, are denominated in local currency.

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our Consolidated Financial Statements for the year ended December 31, 2013, included herein. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

On October 31, 2011, we entered into a Master Amendment with one of our wireless service provider customers. The Master Amendment serves as a separate amendment to each individual existing tenant lease agreement that we are currently a party to with that customer. Among other items, the Master Amendment (1) extends the current term of the individual leases, (2) permits the customer limited early termination rights which will be exercisable over a multi-year period, commencing in the second half of 2013, on a specific number of the existing leases, (3) allows the customer to make certain specific equipment changes at the towers in exchange for an increase in monthly rental payment due from the customer, and (4) slightly modifies the existing monthly lease rates of certain leases. The customer’s early termination rights are limited with respect to the aggregate number of leases that may be terminated and the number that may be terminated in any quarter. A portion of the remaining specific leases to be terminated early and the timing of such terminations has not been determined as of the date of this filing. As a result, for accounting and financial statement purposes, we have made assumptions with regard to the remaining leases to be terminated and the timing of the terminations. We have assumed that the customer will terminate the maximum number of leases allowable in each quarter, selecting the highest rental rate leases at the earliest allowable dates. We believe that these assumptions will ensure that only the minimum known revenue for the pool of leases covered by the Master Agreement will be accrued on a straight-line basis. Our balance sheet and statement of operations reflect these assumptions. The actual leases that the customer terminates and the timing and number of terminations may or may not be those that we have identified in our assumptions. We will monitor actual results and elections under the Master Amendment and record any differences from previously made assumptions on a quarterly basis. To the extent that the actual results materially differ from the assumptions made, we will disclose the impact of these adjustments.

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

We record an impairment charge when we believe an investment in towers or related assets has been impaired, such that future undiscounted cash flows would not recover the then current carrying value of the investment in the tower and related intangible. Estimates and assumptions inherent in the impairment evaluation include, but are not limited to, general market and economic conditions, historical operating results, geographic location, lease-up potential, and expected timing of lease-up. In addition, we make certain assumptions in determining an asset’s fair value for the purpose of calculating the amount of an impairment charge.

Business Combinations

We account for acquisitions under the acquisition method of accounting. The assets and liabilities we acquire are recorded at fair market value at the date of each acquisition and the results of operations of the acquired assets are included with our results of operations from the dates of the respective acquisitions. We continue to evaluate all acquisitions for a period not to exceed one year after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed as a result of information available at the acquisition date. The intangible assets represent the value associated with the current leases at the acquisition date (“Current contract Intangibles”) and future tenant leases anticipated to be added to the communication sites (“Network location intangibles”) and were calculated using the discounted values of the current or future expected cash flows. The intangible assets are estimated to have a useful life consistent with the useful life of the related communication site assets, which is typically 15 years.

In connection with certain acquisitions, the we may agree to pay additional consideration (or earnouts) if the communication sites or businesses that are acquired meet or exceed certain performance targets over a period of one to three years after they have been acquired. We record contingent consideration for acquisitions that occurred prior to January 1, 2009 when the contingent consideration is paid. Effective January 1, 2009, we accrue for contingent consideration in connection with acquisitions at fair value as of the date of the acquisition. All subsequent changes in fair value of contingent consideration are recorded through Consolidated Statements of Operations. In certain acquisitions, the additional consideration may be paid in cash or shares of Class A common stock at our option.

 KEY PERFORMANCE INDICATORS

Non-GAAP Financial Measures

This report contains certain non-GAAP measures, including Segment Operating Profit and Adjusted EBITDA information. We have provided below a description of such non-GAAP measures, a reconciliation of such non-GAAP measures to their most directly comparable GAAP measures and an explanation as to why management utilizes these measures.

Segment Operating Profit:

We believe that Segment Operating Profit is an indicator of the operating performance of our site leasing and site development segments and is used to provide management with the ability to monitor the operating results and margin of each segment, while excluding the impact of depreciation, accretion, and amortization, which is largely fixed and non-cash in nature. Segment Operating Profit is not intended to be an alternative measure of revenue or segment gross profit as determined in accordance with GAAP.

	For the year ended				For the year ended
	December 31,		Dollar	Percentage	December 31,		Dollar	Percentage
Segment Operating Profit	2013	2012	Change	Change	2012	2011	Change	Change

Site leasing	$862,241	$657,143	$205,098	31.2%	$657,143	$484,378	$172,765	35.7%
Site development	$34,372	$17,434	$16,938	97.2%	$17,434	$10,871	$6,563	60.4%
Total	$896,613	$674,577	$222,036	32.9%	$674,577	$495,249	$179,328	36.2%

Site leasing segment operating profit increased  $205.1 million for the year ended December 31, 2013, as compared to the prior year, primarily due to additional profit generated by (1) 9,159 towers acquired and 690 towers built since January 1, 2012 which include towers acquired in the Mobilitie, TowerCo, Vivo, and Oi acquisitions, (2) organic site leasing growth from new leases, (3) contractual rent escalators, and (4) lease amendments with current tenants which increased the related rent as a result of additional equipment added to our towers in addition to improving control of our site leasing cost of revenue, and the positive impact of our ground lease purchase program.

Site leasing segment operating profit increased $172.8 million for the year ended December 31, 2012, as compared to the prior year, primarily due to additional profit generated by (1) 7,715 towers acquired and 744 towers built since January 1, 2011, (2) organic site leasing growth from new leases, (3) contractual rent escalators, and (4) lease amendments with current tenants which increased the related rent as a result of additional equipment added to our towers, in addition to improving control of our site leasing cost of revenue, and the positive impact of our ground lease purchase program.

The increase in site development segment operating profit of $17.0 million for the year ended December 31, 2013 is primarily due to the higher volume of work performed compared to the prior year associated with the deployment of next generation networks by wireless carriers, in particular, the Sprint Network Vision and T-Mobile modernization initiatives.

The increase in site development segment operating profit of $6.6 million for the year ended December 31, 2012 is primarily due to the higher volume of work performed compared to the prior year associated with the deployment of next generation networks by wireless carriers including Sprint’s Network Vision and the T-Mobile modernization initiatives. Site development work mandated to us through our Sprint and T-Mobile master lease amendments contributed to this increased volume.

Each respective Segment Operating Profit is defined as segment revenues less segment cost of revenues (excluding depreciation, accretion and amortization). Total Segment Operating Profit is the total of the operating profits of the two segments. The reconciliation of Segment Operating Profit is as follows:

	Site leasing segment
	For the year ended December 31,
	2013	2012	2011
	(in thousands)

Segment revenue	$1,133,013	$846,094	$616,294
Segment cost of revenues (excluding depreciation,
accretion, and amortization)	(270,772)	(188,951)	(131,916)
Segment operating profit	$862,241	$657,143	$484,378

	Site development segment
	For the year ended December 31,
	2013	2012	2011
	(in thousands)

Segment revenue	$171,853	$107,990	$81,876
Segment cost of revenues (excluding depreciation,
accretion, and amortization)	(137,481)	(90,556)	(71,005)
Segment operating profit	$34,372	$17,434	$10,871

Adjusted EBITDA

We define Adjusted EBITDA as net loss excluding the impact of non-cash straight-line leasing revenue, non-cash straight-line ground lease expense, non-cash compensation, net loss from extinguishment of debt, other income and expenses, acquisition related expenses, asset impairment and decommission costs, net interest expenses, depreciation, accretion, and amortization, provision for taxes, and income from discontinued operations.

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

The reconciliation of Adjusted EBITDA is as follows:

	For the year ended December 31,
	2013	2012	2011
	(in thousands)

Net loss	$(55,909)	$(181,390)	$(126,892)
Non-cash straight-line leasing revenue	(65,611)	(52,009)	(12,762)
Non-cash straight-line ground lease expense	33,621	22,463	11,811
Non-cash compensation	17,205	13,968	11,469
Loss from extinguishment of debt, net	6,099	51,799	1,696
Other (income) expense	(31,138)	(5,654)	165
Acquisition related expenses	19,198	40,433	7,144
Asset impairment and decommission costs	28,960	6,383	5,472
Interest income	(1,794)	(1,128)	(136)
Interest expense (1)	313,696	279,221	233,713
Depreciation, accretion, and amortization	533,334	408,467	309,146
Provision for taxes (2)	(493)	7,689	4,091
Income from discontinued operations	—	(2,296)	—
Adjusted EBITDA	$797,168	$587,946	$444,917

(1)Interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision for taxes includes $817,  $1,095 and $1,978 of franchise taxes reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations for the year ended 2013,  2012 and 2011, respectively.

           Adjusted EBITDA was $797.2 million for the year ended December 31, 2013 as compared to $587.9 million for the year ended December 31, 2012. The increase of $209.3 million is primarily the result of increased segment operating profit from our site leasing and site development segments offset partially by the increase in our cash selling, general, and administrative expenses.

Adjusted EBITDA was $587.9 million for the year ended December 31, 2012 as compared to $444.9 million for the year ended December 31, 2011. The increase of $143.0 million is primarily the result of increased segment operating profit from our site leasing and site development segments offset partially by the increase in our cash selling, general, and administrative expenses.

RESULTS OF OPERATIONS

Year Ended 2013 Compared to Year Ended 2012

	For the year ended
	December 31,		Dollar	Percentage
	2013	2012	Change	Change
Revenues:
Site leasing	$1,133,013	$846,094	$286,919	33.9%
Site development	171,853	107,990	63,863	59.1%
Total revenues	1,304,866	954,084	350,782	36.8%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	270,772	188,951	81,821	43.3%
Cost of site development	137,481	90,556	46,925	51.8%
Selling, general, and administrative	85,476	72,148	13,328	18.5%
Acquisition related expenses	19,198	40,433	(21,235)	(52.5%)
Asset impairment and decommission costs	28,960	6,383	22,577	353.7%
Depreciation, accretion, and amortization	533,334	408,467	124,867	30.6%
Total operating expenses	1,075,221	806,938	268,283	33.2%

Operating income	229,645	147,146	82,499	56.1%

Other income (expense):
Interest income	1,794	1,128	666	59.0%
Interest expense	(249,051)	(196,241)	(52,810)	26.9%
Non-cash interest expense	(49,085)	(70,110)	21,025	(30.0%)
Amortization of deferred financing fees	(15,560)	(12,870)	(2,690)	20.9%
Loss from extinguishment of debt, net	(6,099)	(51,799)	45,700	(88.2%)
Other income (expense)	31,138	5,654	25,484	450.7%
Total other expense	(286,863)	(324,238)	37,375	(11.5%)

Loss before provision for income taxes	(57,218)	(177,092)	119,874	(67.7%)

Provision for income taxes	1,309	(6,594)	7,903	(119.9%)

Net loss from continuing operations	(55,909)	(183,686)	127,777	(69.6%)

Income from discontinued operations, net of income taxes	—	2,296	(2,296)	(100.0%)

Net loss	(55,909)	(181,390)	125,481	(69.2%)

Net loss attributable to the noncontrolling interest	—	353	(353)	(100.0%)

Net loss attributable to SBA Communications Corporation	$(55,909)	$(181,037)	$125,128	(69.1%)

Revenues:

Site leasing revenues increased  $286.9 million for the year ended December 31, 2013, as compared to the prior year, due largely to (i) revenues from 9,159 towers acquired and 690 towers built since January 1, 2012 which includes towers acquired in the Mobilitie, TowerCo, Vivo, and Oi acquisitions and (ii) organic site leasing growth from new leases, contractual rent escalators and lease amendments which increased the related rent to reflect additional equipment added to our towers.

Site development revenues increased  $63.9 million for the year ended December 31, 2013, as compared to the prior year, as a result of a higher volume of work performed during the period as compared to the same period last year associated with the deployment of next generation networks by wireless carriers, in particular, Sprint’s Network Vision and T-Mobile modernization initiatives. Site development work mandated to us through our Sprint and T-Mobile master lease amendments contributed to this increased volume.

Operating Expenses:

Site leasing cost of revenues increased  $81.8 million for the year ended December 31, 2013, as compared to the prior year, primarily as a result of the growth in the number of towers owned by us, partially offset by the positive impact of our ground lease purchase program.

Site development cost of revenues increased  $46.9 million for the year ended December 31, 2013, as compared to the prior year, as a result of a higher volume of work associated with the deployment of next generation networks by wireless carriers and work mandated to us through executed master lease amendments.

Selling, general, and administrative expenses increased  $13.3 million for the year ended December 31, 2013, as compared to the prior year, primarily as a result of an increase in personnel, salaries, benefits, non-cash compensation, and other expenses due in large part to our continued portfolio expansion in general and in Brazil in particular.

Acquisition related expenses decreased  $21.2 million for the year ended December 31, 2013, as compared to the prior year, primarily as a result of 2012.

Asset impairment and decommission costs increased  $22.6 million for the year ended December 31, 2013, as compared to the prior year, primarily as a result of the write-off of assets and related costs associated with the decommissioning of 248 towers during the year ended December 31, 2013.

Depreciation, accretion, and amortization expense increased  $124.9 million for the year ended December 31, 2013, as compared to the prior year, due to an increase in the number of towers we acquired and built.

Operating Income:

Operating income increased  $82.5 million for the year ended December 31, 2013, as compared to the prior year, primarily due to higher segment operating profit in both the site leasing and site development segments as well as a reduction in acquisition related expenses partially offset by increases in asset impairment and decommission costs, depreciation, accretion, and amortization expense, and selling, general, and administrative expenses.

Other Income (Expense):

Interest expense increased  $52.8 million due to the higher weighted average principal amount of cash-interest bearing debt outstanding for the year ended December 31, 2013 compared to the prior year, primarily resulting from the issuance of the 2012-1 and 2012-2 Term Loans, 2012-1 Tower Securities, 2013 Tower Securities, 5.75% Notes, and 5.625% Notes. These increases were partially offset by the maturity of the 1.875% Notes, the full repayment of the 8.0% Senior Notes, as well as partial prepayments of the 2011 Term Loan, 2012-2 Term Loan, and 8.25% Senior Notes.

Non-cash interest expense decreased  $21.0 million from the year ended December 31, 2013, compared to the prior year. This decrease primarily reflects the full repayment of the 1.875% Notes.

Amortization of deferred financing fees increased  $2.7 million for the year ended December 31, 2013 compared to the prior year, primarily resulting from the issuance of the 2012-1 Term Loan, 2012-2 Term Loan, 2012-1 Tower Securities, 2013 Tower Securities, 5.75% Notes, and 5.625% Notes. These increases were offset by the full redemption of the 8.0% Notes, the partial redemption of the 8.25% Notes, and the settlement of the 1.875% Notes.

Loss from extinguishment of debt decreased  $45.7 million for the year ended December 31, 2013, compared to the prior year, primarily due to the premium paid on the 8.0% and 8.25% Senior Notes during the second and third quarters of 2012 and the write off of the related debt discount and deferred financing fees as compared to the write off of debt discounts and deferred financing fees associated with the partial repayment of the 2011 and 2012-2 Term Loans in 2013.

Other income increased  $25.5 million primarily due to a $27.3 million gain on the sale of a bankruptcy claim against Lehman Brothers in the third quarter of 2013, as compared to a $4.6 million gain on partial settlement of a bankruptcy claim received during the year ended December 31, 2012.

Net Loss:

Net loss decreased  $125.1 million for the year ended December 31, 2013 compared to the prior year, primarily due to an increase in our total segments operating profit, an increase in other income, and decreases in acquisition related expenses, loss from extinguishment of debt, and non-cash interest expense as compared to the prior year. These items were partially offset by increases in selling, general, and administrative expenses, asset impairment and decommission costs, depreciation, amortization, and accretion, and interest expense.

Year Ended 2012 Compared to Year Ended 2011

	For the year ended
	December 31,		Dollar	Percentage
	2012	2011	Change	Change
Revenues:
Site leasing	$846,094	$616,294	$229,800	37.3%
Site development	107,990	81,876	26,114	31.9%
Total revenues	954,084	698,170	255,914	36.7%

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	188,951	131,916	57,035	43.2%
Cost of site development	90,556	71,005	19,551	27.5%
Selling, general, and administrative	72,148	62,828	9,320	14.8%
Acquisition related expenses	40,433	7,144	33,289	466.0%
Asset impairment and decommission costs	6,383	5,472	911	16.6%
Depreciation, accretion, and amortization	408,467	309,146	99,321	32.1%
Total operating expenses	806,938	587,511	219,427	37.3%

Operating income	147,146	110,659	36,487	33.0%

Other income (expense):
Interest income	1,128	136	992	729.4%
Interest expense	(196,241)	(160,896)	(35,345)	22.0%
Non-cash interest expense	(70,110)	(63,629)	(6,481)	10.2%
Amortization of deferred financing fees	(12,870)	(9,188)	(3,682)	40.1%
Loss from extinguishment of debt, net	(51,799)	(1,696)	(50,103)	2,954.2%
Other income (expense)	5,654	(165)	5,819	(3,526.7%)
Total other expense	(324,238)	(235,438)	(88,800)	37.7%

Loss before provision for income taxes	(177,092)	(124,779)	(52,313)	41.9%

Provision for income taxes	(6,594)	(2,113)	(4,481)	212.1%

Net loss from continuing operations	(183,686)	(126,892)	(56,794)	44.8%

Income from discontinued operations, net of income taxes	2,296	—	2,296	—%

Net loss	(181,390)	(126,892)	(54,498)	42.9%

Net loss attributable to the noncontrolling interest	353	436	(83)	(19.0%)

Net loss attributable to SBA Communications Corporation	$(181,037)	$(126,456)	$(54,581)	43.2%

Revenues:

Site leasing revenue increased $229.8 million for the year ended December 31, 2012, as compared to the prior year, due largely to (i) revenues from 7,715 towers acquired and 744 towers built since January 1, 2011 including $125.7 million of additional revenue from the Mobilitie and TowerCo acquisitions, (ii) organic site leasing growth from new leases, contractual rent escalators with current tenants and lease amendments with current tenants which increased the related rent to reflect additional equipment added to our towers, and (iii) increased straight-line leasing revenue associated with the Sprint Network Vision Agreement entered into in the fourth quarter of 2011 and the master lease amendment entered into with T-Mobile in September 2012.

Site development revenue increased $26.1 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011, as a result of a higher volume of work performed during 2012 as compared to 2011 associated with the deployment of next generation networks by wireless carriers including Sprint’s Network Vision initiative.

Operating Expenses:

Site leasing cost of revenues increased $57.0 million primarily as a result of the growth in the number of towers owned by us, including $31.3 million (the majority of which is reimbursable to us) from the Mobilitie towers acquired in the second quarter and $17.9 million from the TowerCo towers acquired in the fourth quarter.

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

Acquisition related expenses increased $33.3 million for the year ended December 31, 2012, as compared to the prior year, primarily as a result of an increase in the number of acquisitions. Acquisition related costs incurred during the year ended December 31, 2012 associated with the Mobilitie and TowerCo acquisitions were $30.6 million.

Depreciation, accretion, and amortization expense increased $99.3 million to $408.5 million for the year ended December 31, 2012 from $309.1 million for the year ended December 31, 2011 due to an increase in the number of towers built and acquired by us, including through the Mobilitie and TowerCo acquisitions. Depreciation, accretion, and amortization expense recorded during the year ended December 31, 2012 includes $73.1 million related to Mobilitie and TowerCo.

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

Other Income (Expense):

Interest expense for the year ended December 31, 2012 increased $35.3 million from the year ended December 31, 2011 primarily due to the higher weighted average principal amount of cash-interest bearing debt outstanding during the year ended December 31, 2012 resulting from the issuance of the 2011 Term Loan, 2012-1 Term Loan, 5.75% Notes, Mobilitie Bridge Loan, 2012 Tower Securities, 5.625% Notes, and the 2012-2 Term Loan. These were offset by the full redemption of $375.0 million of principal balance of the 8.0% Notes and the redemption of $131.3 million in aggregate principal balance of the 8.25% Notes.

Non-cash interest expense for the year ended December 31, 2012 increased $6.5 million from the year ended December 31, 2011 primarily as a result of accretion of debt discounts using the effective interest method on the1.875% Notes, the 4.0% Notes, and the Senior Notes. This was offset by the repurchase of $15.0 million in principal amount of the 1.875% Notes in the first quarter of 2011, the repurchase of $66.2 million in principal amount of the 1.875% Notes in the fourth quarter of 2012, and by the redemption of $375.0 million of the 8.0% Notes and $131.3 million of the 8.25% Notes in 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation (“SBAC”) is a holding company with no business operations of its own. SBAC’s only significant asset is the outstanding capital stock of SBA Telecommunications LLC (“Telecommunications”), which is also a holding company that owns equity interests in entities that directly or indirectly own all of our domestic and international towers and assets. We conduct all of our business operations through Telecommunications’ subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries.

A summary of our cash flows is as follows:

	For the year ended December 31,
	2013	2012	2011
	(in thousands)

Summary cash flow information:
Cash provided by operating activities	$497,587	$340,914	$249,058
Cash used in investing activities	(826,522)	(2,275,051)	(507,888)
Cash provided by financing activities	220,161	2,116,412	242,047
Increase (decrease) in cash and cash equivalents	(108,774)	182,275	(16,783)
Effect of exchange rate changes on cash and cash
equivalents	(2,213)	1,212	(155)
Cash provided by discontinued operations from
operating activities	—	2,296	—
Cash and cash equivalents, beginning of year	233,099	47,316	64,254
Cash and cash equivalents, end of year	$122,112	$233,099	$47,316

Operating Activities

Cash provided by operating activities was $497.6 million for the year ended December 31, 2013 as compared to $340.9 million for the year ended December 31, 2012. This increase was primarily due to an increase in segment operating profit from the site leasing and site development operating segments partially offset by increased selling, general, and administrative expenses, as well as, increased cash interest payments relating to the higher average amount of cash-interest bearing debt outstanding for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the year ended
	December 31,
	2013	2012	2011
	(in thousands)
Acquisitions and related earnouts (1)	$637,747	$2,211,790	$353,566
Construction and related costs on new tower builds	77,427	76,552	93,107
Augmentation and tower upgrades	47,970	24,427	17,426
Ground lease purchases (2)	48,956	46,865	25,755
Purchase of headquarters building	24,516	—	—
Tower maintenance	12,909	8,562	11,700
General corporate	6,071	3,724	4,704
Total cash capital expenditures	$855,596	$2,371,920	$506,258

(1)     Included in our cash capital expenditures for the year ended December 31, 2013 is $175.9 million related to our acquisition of 800 towers from Vivo in fourth quarter of 2012.

(2)     Excludes $9.7 million spent to extend ground lease terms for the year ended December 31, 2013 2012.

Subsequent to December 31, 2013, we acquired 154 towers and related assets for $230.1 million in cash.

During fiscal year 2014, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $20.0 million to $25.0 million and discretionary cash capital expenditures, based on current obligations, of $1,120.0 million to $1,150.0 million primarily associated with new tower construction, additional tower acquisitions, tower augmentations, and ground lease purchases. We expect to fund these additional cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility, as well as the proceeds of the Company’s $1.5 billion Incremental Term Loan B completed February 2014. The exact amount of our future cash capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

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

On May 1, 2013, we settled the remaining obligations related to our 1.875% Notes with $794.8 million in cash. We also paid the remaining principal and accrued interest related to the 142 notes that were not converted.

Concurrently with the settlement of our conversion obligation, we settled the convertible note hedges that we had initially purchased at the time the outstanding 1.875% Notes were issued. In connection with the settlement of these hedges, we received an aggregate of $182.9 million in cash.

During the year ended December 31, 2013, we paid $97.9 million in cash and issued 392,532 shares of our Class A common stock to settle the related warrants.

During the third quarter of 2013, we sold our claim against Lehman Brothers, related to a hedge terminated when Lehman Brothers filed for bankruptcy in 2008, for $27.3 million.

During the year ended December 31, 2013, we borrowed $340.0 million and repaid $225.0 million under the Revolving Credit Facility, resulting in an outstanding balance on the Revolving Credit Facility at year-end of $215.0 million. As of December 31, 2013, the availability under the Revolving Credit Facility was $555.0 million, subject to compliance with specified financial ratios and satisfaction of other customary conditions to borrowing.

During the year ended December 31, 2013, we did not repurchase any shares of our Class A common stock under our stock repurchase program. As of December 31, 2013, we had a remaining authorization to repurchase $150.0 million of Class A common stock under our current $300.0 million stock repurchase program.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the year ended December 31, 2013, we did not issue any shares of Class A common stock under this registration statement. As of December 31, 2013, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

On February 27, 2012, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. For the year ended December 31, 2012, we issued 6,005,000 shares of our Class A common stock under the automatic shelf registration statement and the prospectus supplement related thereto. No shares were issued in 2013.

Debt Instruments and Debt Service Requirements

Senior Credit Agreement

On February 11, 2010, SBA Senior Finance II, LLC, an indirect wholly-owned subsidiary of SBAC (“SBA Senior Finance II”), entered into a credit agreement for a $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility,” formerly referred to as the 2010 Credit Facility) with several banks and other financial institutions or entities from time to time parties to the credit agreement.

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

On May 9, 2012, SBA Senior Finance II entered into a First Amendment to the Senior Credit Agreement (the “First Amendment”) with the lenders parties thereto and the Administrative Agent, to extend the maturity date of the Revolving Credit Facility to May 9, 2017.

Also on May 9, 2012, SBA Senior Finance II entered into a Second Amendment to the Senior Credit Agreement (the “Second Amendment”) with the lenders parties thereto and the Administrative Agent, to obtain a new $200.0 million senior secured term loan (the “2012-1 Term Loan”). We incurred financing fees of $2.7 million associated with the closing of this transaction which are being amortized through the maturity date.

On September 28, 2012, SBA Senior Finance II entered into a Third Amendment to the Senior Credit Agreement (the “Third Amendment”) and Fourth Amendment to the Senior Credit Agreement (the “Fourth Amendment”) with the lenders parties thereto and the Administrative Agent, to amend certain definitions related to the calculation of leverage at the SBA level to be consistent with the method for calculating leverage at the SBA Senior Finance II level and to amend the Senior Credit Agreement to permit SBA Senior Finance II, without the consent of the other lenders, to request that one or more lenders provide SBA Senior Finance II with additional term loans or to increase the commitments under the Revolving Credit Facility. SBA Senior Finance II’s ability to request such additional term loans or increases in the Revolving Credit Facility is subject to its compliance with the conditions set forth in the Senior Credit Agreement.

On September 28, 2012, SBA Senior Finance II also entered into a Fifth Amendment to the Senior Credit Agreement (the “Fifth Amendment”) with the lenders parties thereto and the Administrative Agent, to obtain a new $300.0 million senior secured term loan (the “2012-2 Term Loan”). We incurred financing fees of $3.5 million associated with the closing of this transaction which are being amortized through the maturity date.

On January 28, 2013, SBA Senior Finance II exercised its right to increase the aggregate principal amount of the Revolving Credit Facility from $700.0 million to $730.0 million.

On March 14, 2013, SBA Senior Finance II exercised its right to increase the aggregate principal amount of the Revolving Credit Facility from $730 million to $770 million.

On August 27, 2013, SBA Senior Finance II entered into a Sixth Amendment to the Senior Credit Agreement (the “Sixth Amendment”) with the lenders parties thereto and the Administrative Agent. The Sixth Amendment amended the Senior Credit Agreement to, among other things, (i) increase the existing Consolidated Total Debt to Annualized Borrower EBITDA ratio maintenance covenant from 6.0x to 6.5x and (ii) proportionately adjust various leverage-based covenants, including mandatory repayments and restrictions on acquired indebtedness, general dispositions of assets, restricted payments, and general investments.

In addition, the Sixth Amendment modified the incremental capacity under the Senior Credit Agreement for increases in the Revolving Credit Facility and issuances of incremental term loan facilities from a fixed cap to an incurrence-based availability test which permits SBA Senior Finance II to request that one or more lenders provide (i) additional commitments under the Revolving Credit Facility and (ii) additional term loans, in each case without requesting the consent of the other lenders provided that after giving effect to the proposed increase in Revolving Credit Facility commitments or incremental term loans the ratio of Consolidated Total Debt to Annualized Borrower EBITDA would not exceed 6.5x. In addition, the amendment modified the percentage of allowable annualized borrower EBITDA for foreign subsidiaries from 10.0% to 35.0%.

On February 7, 2014, SBA Senior Finance II entered into a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with several banks and other financial institutions or entities from time to time parties to the Second A&R Credit Agreement to, among other things, obtain a new delayed draw $1.5 billion senior secured term loan (the “2014 Term Loan”) and to amend certain terms of the existing Senior Credit Agreement. In addition to providing for the 2014 Term Loan, the Second A&R Credit Agreement amended the terms of the Senior Credit Agreement to, among other things, amend the terms of certain events of default, modify certain financial maintenance covenants and remove the parent financial maintenance leverage covenant to reflect the increased size of SBA Senior Finance II and its restricted subsidiaries.  All other material terms of the Senior Credit Agreement, as amended, remained unchanged. We incurred financing fees of $5.6 million to date associated with the closing of this transaction which are being amortized through the maturity date. Net proceeds from the first funding of the 2014 Term Loan were used to (1) repay in full the remaining $180.5 million balance of the 2011 Term Loan, (2) repay in full the remaining $110.0 million balance of the 2012-2 Term Loan, and (3) to repay the $390.0 million outstanding balance under the Revolving Credit Facility. The net proceeds from the second funding will be used (1) to pay the cash consideration in connection with SBA’s acquisition of towers from Oi in Brazil and (2) for general corporate purposes.

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility is governed by the Senior Credit Agreement. As of December 31, 2013, the Revolving Credit Facility consists of a revolving loan under which up to $770.0 million aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest at the Eurodollar Rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, May 9, 2017. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. A per annum commitment fee of 0.375% to 0.5% of the unused commitments under the Revolving Credit Facility is charged based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period. As of December 31, 2013, the amount outstanding of $215.0 million was accruing interest at 2.045% per year.

During the year ended December 31, 2013,  we borrowed $340.0 million and repaid $225.0 million of the outstanding balance under the Revolving Credit Facility. The availability under the Revolving Credit Facility was $555.0 million, subject to compliance with specified financial ratios and satisfaction of other customary conditions to borrowing.

On January 8, 2014, we borrowed an additional $175.0 million under the Revolving Credit Facility leaving the availability under the Revolving Credit Facility at $380.0 million.

On February 7, 2014, a portion of the proceeds of the 2014 Term Loan were used to fully repay the outstanding balance under the Revolving Credit Facility, returning the availability to $770.0 million.

Term Loans under the Senior Credit Agreement

2011 Term Loan

The 2011 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $500.0 million that matures on June 30, 2018. The 2011 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin of 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus a margin of 275 basis points (with a Eurodollar Rate floor of 1%). As of December 31, 2013, the 2011 Term Loan was accruing interest at 3.75% per annum. SBA Senior Finance II has the ability to prepay any or all amounts under the 2011 Term Loan without premium or penalty. The 2011 Term Loan was issued at 99.75% of par value. We incurred deferred financing fees of $4.9 million associated with this transaction which are being amortized through the maturity date.

During the year ended December 31, 2013, we repaid $312.0 million on the 2011 Term Loan. Included in this amount was a prepayment of $310.7 million made on April 24, 2013 using proceeds from the 2013 Tower Securities. In connection with the prepayment, we expensed $2.3 million of net deferred financing fees and $0.6 million of discount related to the debt. As a result of the prepayment, no further scheduled quarterly principal payments are required until the maturity date. As of December 31, 2013, the 2011 Term Loan had a principal balance of $180.5 million. The remaining $1.1 million of deferred financing fees, net are being amortized through the maturity date.

On February 7, 2014, we repaid the entire $180.5 million outstanding principal balance of the 2011 Term Loan. In connection with the prepayment, we expensed $1.1 million of net deferred financing fees and $0.3 million of discount related to the debt.

2012-1 Term Loan

The 2012-1 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $200.0 million that matures on May 9, 2017. The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of December 31, 2013, the 2012-1 Term Loan was accruing interest at 2.17% per annum. Principal payments on the 2012-1 Term Loan commenced on September 30, 2012 and are being made in quarterly installments on the last day of each March, June, September and December, in an amount equal to $2.5 million for each of the first eight quarters, $3.75 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-1 Term Loan without premium or penalty. To the extent not previously repaid, the 2012-1 Term Loan will be due and payable on the maturity date. The 2012-1 Term Loan was issued at par. We incurred deferred financing fees of $2.7 million in relation to this transaction which are being amortized through the maturity date.

During the year ended December 31, 2013, we repaid $10.0 million of principal on the 2012-1 Term Loan. As of December 31, 2013, the 2012-1 Term Loan had a principal balance of $185.0 million.

2012-2 Term Loan

The 2012-2 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $300.0 million that matures on September 28, 2019. The 2012-2 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus 275 basis points (with a Eurodollar Rate floor of 1%). As of December 31, 2013, the 2012-2 Term Loan was accruing interest at 3.75% per annum. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-2 Term Loan without premium or penalty. To the extent not previously repaid, the 2012-2 Term Loan will be due and payable on the maturity date. The 2012-2 Term Loan was issued at 99.75% of par value. We incurred deferred financing fees of approximately $3.5 million in relation to this transaction which are being amortized through the maturity date.

During the year ended December 31, 2013, we repaid $190.0 million on the 2012-2 Term Loan. Included in this amount was a prepayment of $189.3 million made on April 24, 2013 using proceeds from the 2013 Tower Securities. In connection with the prepayment, we expensed $2.0 million of net deferred financing fees and $0.4 million of discount related to the debt. As a result of the prepayment, no further scheduled quarterly principal payments are required until the maturity date. As of December 31, 2013, the 2012-2 Term Loan had a principal balance of $110.0 million. The remaining $1.0 million of deferred financing fees, net are being amortized through the maturity date.

On February 7, 2014, we repaid the entire $110.0 million outstanding principal balance of the 2012-2 Term Loan. In connection with the prepayment, we expensed $1.0 million of net deferred financing fees and $0.2 million of discount related to the debt.

2014 Term Loan

The 2014 Term Loan consists of a delayed draw senior secured Term Loan B with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021.  The first funding, of $750.0 million, occurred on February 7, 2014 and the second funding, of $750.0 million, is expected to occur in March 2014.  The 2014 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. However, to the extent the 2014 Term Loan is prepaid prior to August 7, 2014 from proceeds of certain refinancing or repricing transactions, a prepayment fee equal to 1.0% of the aggregate principal amount of such prepayment will apply.  We incurred deferred financing fees of approximately $5.6 million to date in relation to this transaction which are being amortized through the maturity date.

Net proceeds from the first funding of the 2014 Term Loan were used to (1) repay in full the remaining $180.5 million balance of the 2011 Term Loan, (2) repay in full the remaining $110.0 million balance of the 2012-2 Term Loan, and (3) to repay the $390.0 million outstanding balance under the Revolving Credit Facility. The net proceeds from the second funding will be used (1) to pay the cash consideration in connection with our acquisition of towers from Oi S.A. in Brazil and (2) for general corporate purposes.

Terms of the Senior Credit Agreement

As amended in February 2014, the Senior Credit Agreement requires SBA Senior Finance II to maintain specific financial ratios, including (1) a ratio of Consolidated Total Debt to Annualized Borrower EBITDA not to exceed 6.5 times for any fiscal quarter, (2) a ratio of Consolidated Total Debt and Net Hedge Exposure (calculated in accordance with the Senior Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 6.5 times for 30 consecutive days and (3) a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (calculated in accordance with the Senior Credit Agreement) of not less than 2.0 times for any fiscal quarter. The Senior Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of SBA Senior Finance II and its subsidiaries to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions, merge or consolidate, make certain restricted payments, enter into transactions with affiliates, and engage in certain asset dispositions, including a sale of all or substantially all of their property. As of December 31, 2013, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement. The Senior Credit Agreement is also subject to customary events of default. Pursuant to the Second Amended and Restated Guarantee and Collateral Agreement, amounts borrowed under the Revolving Credit Facility, the Term Loans and certain hedging transactions that may be entered into by SBA Senior Finance II or the Subsidiary Guarantors (as defined in the Senior Credit Agreement) with lenders or their affiliates are secured by a first lien on the membership interests of SBA Telecommunications, LLC (formerly known as SBA Telecommunications Inc.), SBA Senior Finance, LLC (formerly known as SBA Senior Finance, Inc.) and SBA Senior Finance II and on substantially all of the assets (other than leasehold, easement and fee interests in real property) of SBA Senior Finance II and the Subsidiary Guarantors.

As amended in February 2014, the Senior Credit Agreement permits SBA Senior Finance II, without the consent of the other lenders, to request that one or more lenders provide SBA Senior Finance II with increases in the Revolving Credit Facility or additional term loans provided that after giving effect to the proposed increase in Revolving Credit Facility commitments or incremental term loans the ratio of Consolidated Total Debt to Annualized Borrower EBITDA would not exceed 6.5x. SBA Senior Finance II’s ability to request such increases in the Revolving Credit Facility or additional term loans is subject to its compliance with customary conditions set forth in the Senior Credit Agreement including compliance, on a pro forma basis, with the financial covenants and ratios set forth therein and, with respect to any additional term loan, an increase in the margin on existing term loans to the extent required by the terms of the Senior Credit Agreement. Upon SBA Senior Finance II’s request, each lender may decide, in its sole discretion, whether to increase all or a portion of its Revolving Credit Facility commitment or whether to provide SBA Senior Finance II with additional term loans and, if so, upon what terms.

Secured Tower Revenue Securities

2010 Tower Securities

On April 16, 2010, we, through a New York common law trust (the “Trust”), issued $680.0 million of 2010-1 Tower Securities and $550.0 million of 2010-2 Tower Securities (together the “2010 Tower Securities”). The 2010-1 Tower Securities have an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The weighted average annual fixed interest rate of the 2010 Tower Securities is 4.7%, including borrowers’ fees, payable monthly. The anticipated repayment date and the final maturity date for the 2010–1 Tower Securities is April 15, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010–2 Tower Securities is April 17, 2017 and April 15, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers (as defined below). We incurred deferred financing fees of $18.0 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2010 Tower Securities.

2012-1 Tower Securities

On August 9, 2012, we, through the Trust, issued $610.0 million of Secured Tower Revenue Securities Series 2012-1 (the “2012-1 Tower Securities”) which have an anticipated repayment date of December 15, 2017 and a final maturity date of December 15, 2042. The fixed interest rate of the 2012-1 Tower Securities is 2.933% per annum, payable monthly. We incurred deferred financing fees of $14.9 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2012-1 Tower Securities.

2013 Tower Securities

On April 18, 2013, we, through the Trust, issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C which have an anticipated repayment date of April 2018 and a final maturity date of April 2043, $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C which have an anticipated repayment date of April 2023 and a final maturity date of April 2048, and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D which have an anticipated repayment date of April 2018 and a final maturity date of April 2043 (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities have a blended interest rate of 3.218% and a weighted average life through the anticipated repayment date of 7.2 years. We incurred deferred financing fees of $25.3 million in relation to this transaction which are being amortized through the anticipated repayment date.

Net proceeds from this offering were used to repay the $100 million outstanding balance under the Revolving Credit Facility, $310.7 million of the 2011 Term Loan, and $189.3 million of the 2012-2 Term Loan under the Senior Credit Agreement. The remaining net proceeds were used to satisfy unhedged obligations in connection with the 1.875% Convertible Senior Notes.

In connection with the issuance of the 2013 Tower Securities, the parties entered into the Sixth Loan Agreement Supplement and Amendment, dated as of April 18, 2013 (the “Sixth Loan Supplement”) and the Seventh Loan and Security Agreement Supplement and Amendment, dated as of April 18, 2013 (the “Seventh Loan Supplement” and together with the Sixth Loan Supplement, the “Loan Supplements”), which amended and supplemented the Amended and Restated Loan and Security Agreement, dated as of November 18, 2005. The Loan Supplements  were executed by and among SBA Properties, LLC (formerly known as SBA Properties, Inc.), SBA Sites, LLC (formerly known as SBA Sites, Inc.), SBA Structures, LLC (formerly known as SBA Structures, Inc.), SBA Infrastructure, LLC, SBA Monarch Towers III, LLC, SBA Towers USVI II, Inc., SBA Towers USVI, Inc., SBA Monarch Towers I, LLC, SBA 2012 TC Assets, LLC, SBA 2012 TC Assets PR, LLC, and SBA Towers IV, LLC (the “Borrowers”) and other parties. Pursuant to the Loan Supplements, the Borrowers became jointly and severally liable for the aggregate $3.17 billion borrowed under the mortgage loan corresponding to the 2010 Tower Securities, 2012-1 Tower Securities, and 2013 Tower Securities.

Tower Revenue Securities Terms

The mortgage loan underlying the 2010 Tower Securities, 2012-1 Tower Securities, and 2013 Tower Securities (together the “Tower Securities”) will be paid from the operating cash flows from the aggregate 8,932 tower sites owned by the Borrowers. The mortgage loan is secured by (i) mortgages, deeds of trust and deeds to secure debt on a substantial portion of the tower sites, (ii) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (iii) the Borrowers’ rights under certain tenant leases, and (iv) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary, is entitled to receive a management fee equal to 7.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (i) within nine months (in the case of the components corresponding to the 2010 Tower Securities), twelve months (in the case of the component corresponding to the 2012-1 Tower Securities, Secured Tower Revenue Securities Series 2013-1C, and Secured Tower Revenue Securities Series 2013-1D), or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C) of the anticipated repayment date of such mortgage loan component, (ii) with proceeds received as a result of any condemnation or casualty of any tower owned by the Borrowers or (iii) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of the Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the excess, if any, of (1) the present value associated with the portion of the principal balance being prepaid, calculated in accordance with the formula set forth in the mortgage loan agreement, on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date within nine months (in the case of the components corresponding to the 2010 Tower Securities), twelve months (in the case of the component corresponding to the 2012-1 Tower Securities, Secured Tower Revenue Securities Series 2013-1C, and Secured Tower Revenue Securities Series 2013-1D), or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C) of the anticipated repayment date of such mortgage loan component over (2) that portion of the principal balance of such class prepaid on the date of such prepayment.

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

Pursuant to the terms of the Tower Securities, all rents and other sums due on any of the towers owned by the Borrowers are directly deposited by the lessees into a controlled deposit account and are held by the indenture trustee. The monies held by the indenture trustee after the release date are classified as restricted cash on the Consolidated Balance Sheets (see Note 4). However, if the Debt Service Coverage Ratio, defined as the net cash flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers are required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30x or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the Debt Service Coverage Ratio exceeds 1.30x for two consecutive calendar quarters. If the Debt Service Coverage Ratio falls below 1.15x as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the Debt Service Coverage Ratio exceeds 1.15x for a calendar quarter. In addition, if either the 2010-1 Tower Securities, 2010-2 Tower Securities, 2012-1 Tower Securities, or the 2013 Tower Securities are not fully repaid by their respective anticipated repayment dates, the cash flow from the towers owned by the Borrowers will be trapped by the trustee for the Tower Securities and applied first to repay the interest, at the original interest rates, on the mortgage loan components underlying the Tower Securities, second to fund all reserve accounts and operating expenses associated with those towers, third to pay the management fees due to SBA Network Management, Inc., fourth to repay principal of the Tower Securities and fifth to repay the additional interest discussed above. The mortgage loan agreement, as amended, also includes covenants customary for mortgage loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. As of December 31, 2013, the Borrowers met the required Debt Service Coverage Ratio as set forth in the mortgage loan agreement and were in compliance with all other covenants.

1.875% Convertible Senior Notes due 2013

On May 16, 2008, we issued $550.0 million of 1.875% Convertible Senior Notes (the “1.875% Notes”). Interest was payable semi-annually on May 1 and November 1, and the 1.875% Notes matured on May 1, 2013. The 1.875% Notes were convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 24.1196 shares of Class A common stock per $1,000 principal amount of 1.875% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $41.46 per share or a 20% conversion premium based on the last reported sale price of $34.55 per share of Class A common stock on the Nasdaq Global Select Market on May 12, 2008, the purchase agreement date.

Prior to the final settlement period, which began on February 22, 2013, the holders converted $18.1 million in principal of the 1.875% Notes. These notes were converted and settled with the issuance of 437,134 shares of our common stock pursuant to the terms of the Indenture. In connection with these conversions, the related convertible note hedges and a portion of the common stock warrants were settled. As a result, we received a net 71,054 shares of our Class A common stock.

Pursuant to the terms of the indenture, on February 1, 2013, we provided notice to the trustee and holders of the 1.875% Notes that we elected to settle 100% of our future conversion obligations pursuant to the Indenture governing the 1.875% Notes in cash, effective February 4, 2013.

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

During the year ended December 31, 2013, we paid $97.9 million in cash and issued 392,532 shares of our Class A common stock to settle the related warrants. These warrants had a strike price of $67.37 per share.

During the third quarter of 2013, we sold our claim against Lehman Brothers, related to a hedge terminated when Lehman Brothers filed for bankruptcy in 2008, for $27.3 million and recorded a gain on the transaction of the same amount. The gain has been recorded within Other Income, net in the accompanying Consolidated Statement of Operations.

4.0% Convertible Senior Notes due 2014

On April 24, 2009, we issued $500.0 million of 4.0% Convertible Senior Notes (“4.0% Notes”) in a private placement transaction. Interest on the 4.0% Notes is payable semi-annually on April 1 and October 1. The maturity date of the 4.0% Notes is October 1, 2014. We incurred fees of $11.7 million with the issuance of the 4.0% Notes of which $7.7 million was recorded as deferred financing fees and $4.0 million was recorded as a reduction to shareholders’ equity.

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

We are amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate of the 4.0% Notes from its coupon rate of 4.0% to 12.9%. As of December 31, 2013, the carrying amount of the equity component related to the 4.0% Notes was $169.0 million.

The 4.0 % Notes are reflected in long-term debt in the Consolidated Balance Sheets at their carrying value. The following table summarizes the balances for the 4.0% Notes:

	As of December 31,
	2013	2012
	(in thousands)
Principal balance	$499,944	$499,987
Debt discount	(31,550)	(69,236)
Carrying value	$468,394	$430,751

The 4.0% Notes are convertible only under the following circumstances:

•during any calendar quarter, if the last reported sale price of our Class A common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of Class A common stock on the last day of such preceding calendar quarter,

•during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 4.0% Notes for each day in the measurement period was less than 95% of the product of the last reported sale price of Class A common stock and the applicable conversion rate,

•if specified distributions to holders of Class A common stock are made or specified corporate transactions occur, and

•at any time on or after July 22, 2014.

Upon conversion, we have the right to settle our conversion obligation in cash, shares of Class A common stock or a combination of cash and shares of our Class A common stock. From time to time, upon notice to the holders of the 4.0% Notes, we may change our election regarding the form of consideration that we will use to settle our conversion obligation; provided, however, that we are not permitted to change our settlement election after July 21, 2014 for the 4.0% Notes. At the time of the issuance of the 4.0% Notes, we elected to settle our conversion obligations in stock. As of December 31, 2013, we have not changed our election.

During the year ended December 31, 2013, the 4.0% Notes were convertible based on the fact that our Class A common stock closing price per share exceeded $39.49 for at least 20 trading days during the 30 consecutive trading day period during the last month of the prior quarter. As a result of conversions exercised by holders pursuant to the terms of the indenture, during the year ended December 31, 2013, we converted $43,000 in principal amount of 4.0% Notes and settled our conversion obligation through the issuance of 1,404 shares of our Class A common stock. In connection with these conversions, the related convertible note hedges and a portion of the common stock warrants were settled. As a result, we received a net 641 shares of our Class A common stock. In addition, we have received conversion notices totaling $33,000 in principal amount of the 4.0% Notes during the fourth quarter of 2013, which will settle during the first quarter of 2014 in shares of our Class A common stock and cash for fractional shares.

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

As of December 31, 2013, the principal balance of the 8.25% Notes was $243.8 million and the carrying value was $242.4 million.

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

In connection with the issuance of the 5.75% Notes, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with J.P. Morgan Securities LLC, as representative of the Initial Purchasers. Pursuant to the terms of the Registration Rights Agreement, SBAC and Telecommunications filed a registration statement, which was declared effective, with respect to an offer to exchange the 5.75% Notes for new notes guaranteed by SBAC registered under the Securities Act of 1933, as amended (the “Securities Act”), on May 31, 2013. The exchange offer was consummated on July 5, 2013.

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

In connection with the issuance of the 5.625% Notes, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with J.P. Morgan Securities LLC, as representative of the Initial Purchasers. Pursuant to the terms of the Registration Rights Agreement, we filed a registration statement, which was declared effective, with respect to an offer to exchange the 5.625% Notes for new notes registered under the Securities Act on May 31, 2013. The exchange offer was consummated on July 5, 2013.

BNDES Loans

During the year ended December 31, 2013, we  assumed several loans valued at $5.0 million as part of an acquisition in Brazil (the “BNDES Loans”). We also subsequently borrowed an additional $1.3 million in new loans and made repayments of $0.2 million under existing loans.  The BNDES Loans have interest rates ranging from 2.5% to 6.5%. Principal and interest are due in monthly installments ending on various dates from January 18, 2016 through July 19, 2018. As of December 31, 2013, the principal balance of the BNDES Loans was $5.8 million and the carrying value was $5.8 million.

Debt Service

As of December 31, 2013, we believe that our cash on hand, capacity available under our Revolving Credit Facility and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months based on the amounts outstanding as of December 31, 2013 and the interest rates accruing on those amounts on such date (in thousands):

4.000% Convertible Senior Notes due 2014	$514,935
8.250% Senior Notes due 2019	20,109
5.625% Senior Notes due 2019	28,125
5.750% Senior Notes due 2020	46,000
4.254% Secured Tower Revenue Securities Series 2010-1	29,143
5.101% Secured Tower Revenue Securities Series 2010-2	28,230
2.933% Secured Tower Revenue Securities Series 2012-1	18,085
2.240% Secured Tower Revenue Securities Series 2013-1C	9,655
3.722% Secured Tower Revenue Securities Series 2013-2C	21,584
3.598% Secured Tower Revenue Securities Series 2013-1D	11,978
Revolving Credit Facility	6,478
2011 Term Loan B	6,770
2012-1 Term Loan A	16,359
2012-2 Term Loan B	4,124
BNDES Loans	1,160
Total debt service for next 12 months:	$762,735

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

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual commitments as of December 31, 2013:

Contractual Obligations:	2014	2015	2016	2017	2018	Thereafter	Total
	(in thousands)
Debt	$513,436	$698,983	$21,460	$1,511,208	$936,233	$2,228,721	$5,910,041
Interest payments (1)	249,299	213,280	204,303	176,228	129,781	200,445	1,173,336
Operating leases	142,461	143,508	144,426	146,051	147,448	2,740,007	3,463,901
Capital leases	1,743	1,340	649	173	—	—	3,905
Employment agreements	1,670	1,045	—	—	—	—	2,715
	$908,609	$1,058,156	$370,838	$1,833,660	$1,213,462	$5,169,173	$10,553,898

(1)Represents interest payments based on the 2010-1 Tower Securities interest rate of 4.254%, the 2010-2 Tower Securities interest rate of 5.1010%, the 2012-1 Tower Securities interest rate of 2.933%, the 2013 Tower Securities interest rate of 2.240%, the Revolving Credit Facility interest rate of 2.045% as of December 31, 2013, the 2011 Term Loan at an interest rate of 3.75% as of December 31, 2013, 2012-1 Term Loan at an interest rate of 2.17% as of December 31, 2013, 2012-2 Term Loan at an interest rate of 3.75% as of December 31, 2013, the Convertible Senior Notes interest rate of 4.0%, and the Senior Notes interest rates of 8.25%, 5.625%, and 5.750%.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of December 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Debt:	(in thousands)
4.000% Convertible Senior
Notes due 2014 (1)	$499,944	$—	$—	$—	$—	$—	$499,944	$1,479,859
8.250% Senior Notes due
2019	—	—	—	—	—	243,750	243,750	262,031
5.625% Senior Notes due
2019	—	—	—	—	—	500,000	500,000	514,375
5.750% Senior Notes due
2020	—	—	—	—	—	800,000	800,000	832,000
4.254% 2010-1 Tower
Securities (2)	—	680,000	—	—	—	—	680,000	689,717
5.101% 2010-2 Tower
Securities (2)	—	—	—	550,000	—	—	550,000	586,586
2.933% 2012-1 Tower
Securities (2)	—	—	—	610,000	—	—	610,000	604,736
2.240% 2013-1C Tower
Securities (2)	—	—	—	—	425,000	—	425,000	408,442
3.722% 2013-2C Tower
Securities (2)	—	—	—	—	—	575,000	575,000	530,098
3.598% 2013-1D Tower
Securities (2)	—	—	—	—	330,000	—	330,000	318,856
Revolving Credit Facility (3)	—	—	—	215,000	—	—	215,000	215,000
2011 Term Loan B (4)	—	—	—	—	180,529	—	180,529	180,980
2012-1 Term Loan A	12,500	17,500	20,000	135,000	—	—	185,000	184,538
2012-2 Term Loan B (4)	—	—	—	—	—	109,971	109,971	110,383
BNDES Loans	992	1,483	1,460	1,208	704	—	5,847	5,847
Total debt obligation	$513,436	$698,983	$21,460	$1,511,208	$936,233	$2,228,721	$5,910,041	$6,923,448

(1)Amounts set forth reflect the principal amount of the convertible notes and do not reflect the total obligations that may be due on the convertible notes if they are converted prior to their maturity date. As of December 31, 2013, the 4.0% Notes are convertible pursuant to the terms of their applicable indenture.

(2)The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities is April 15, 2015 and April 16, 2040, respectively.

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

(3)On February 7, 2014, a portion of the net proceeds from the first funding of the 2014 Term Loan B were used to repay all amounts outstanding under the Revolving Credit Facility.

(4)On April 25, 2013, we repaid $310.7 million of the 2011 Term Loan and $189.3 million of the 2012-2 Term Loan. On February 7, 2014, a portion of the net proceeds from the first funding of the 2014 Term Loan B were used to repay all remaining principal of the 2011 Term Loan and 2012-2 Term Loan and as a result of the repayments, the 2011 Term Loan and 2012-2 Term Loan were fully repaid and retired.  The anticipated repayment date and the final maturity date for the 2014 Term Loan B is March 24, 2021.

Our current primary market risk exposure is interest rate risk relating to (1) our ability to meet financial covenants and (2) the impact of interest rate movements on our 2012-1 Term Loan and 2014 Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis. In addition, in connection with our convertible notes, we are subject to market risk associated with the market price of our common stock.

Special Note Regarding Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

•our expectations on the future growth and financial health of the wireless industry and the industry participants, and the drivers of such growth;

•our beliefs regarding our ability to capture and capitalize on industry growth and the impact of such growth on our financial and operational results;

•our expectations regarding the opportunities in the international wireless markets in which we currently operate or have targeted for growth, our beliefs regarding how we can capitalize on such opportunities, and our intent to continue expanding internationally through new builds and acquisitions;

•our belief that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements;

•our belief that our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs, and minimal non-discretionary capital expenditures;

•our expectation that, due to the relatively young age and mix of our tower portfolio, future expenditures required to maintain these towers will be minimal;

•our expectation that we will grow our cash flows by adding tenants to our towers at minimal incremental costs and executing monetary amendments;

•our intent to grow our tower portfolio, domestically and internationally;

•our expectation that we will continue our ground lease purchase program and the estimates of the impact of such program on our financial results;

•our expectation that we will continue to incur losses;

•our expectations regarding our future cash capital expenditures, both discretionary and non-discretionary, including expenditures required to maintain, improve, and modify our towers, ground lease purchases, and general corporate expenditures, and the source of funds for these expenditures;

•our intended use of our liquidity;

•our expectations regarding our annual debt service in 2014 and thereafter, and our belief that our cash on hand, cash flows from operations for the next twelve months and availability under our Revolving Credit Facility will be sufficient to service our outstanding debt during the next twelve months;

•our belief regarding our credit risk; and

•our estimates regarding certain accounting and tax matters.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•the impact of consolidation among wireless service providers on our leasing revenue;

•our ability to continue to comply with covenants and the terms of our credit instruments and our ability to obtain additional financing to fund our capital expenditures;

•our ability to successfully manage the risks associated with international operations, including risks relating to political or economic conditions, tax laws, currency restrictions legal or judicial systems, and land ownership;

•our ability to successfully manage the risks associated with our acquisition initiatives, including our ability to effectively integrate acquired towers into our business and to achieve the financial results projected in our valuation models for the acquired towers;

•developments in the wireless communications industry in general, and for wireless communications infrastructure providers in particular, that may slow growth or affect the willingness or ability of the wireless service providers to expend capital to fund network expansion or enhancements;

•our ability to secure as many site leasing tenants as anticipated, recognize our expected economies of scale with respect to new tenants on our towers, and retain current leases on towers;

•our ability to secure and deliver anticipated services business at contemplated margins;

•our ability to build new towers, including our ability to identify and acquire land that would be attractive for our clients and to successfully and timely address zoning, permitting, weather, availability of labor and supplies and other issues that arise in connection with the building of new towers;

•competition for the acquisition of towers and other factors that may adversely affect our ability to purchase towers that meet our investment criteria and are available at prices which we believe will be accretive to our shareholders and allow us to maintain our long-term target leverage ratios;

•our ability to protect our rights to the land under our towers, and our ability to acquire land underneath our towers on terms that are accretive;

•our ability to sufficiently increase our revenues and maintain expenses and cash capital expenditures at appropriate levels to permit us to meet our anticipated uses of liquidity for operations, debt service and estimated portfolio growth;

•our ability to successfully estimate the impact of regulatory and litigation matters;

•our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements and the availability of sufficient net operating losses to offset future taxable income;

•natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage;

•a decrease in demand for our towers; and

•the introduction of new technologies or changes in a tenant’s business model that may make our tower leasing business less desirable to potential tenants.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are on pages F-1 through F-43.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of SBAC; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of SBAC are being made only in accordance with authorizations of management and directors of SBAC; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SBAC’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of SBAC’s internal control over financial reporting as of December 31, 2013 based upon criteria in Internal Control – Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that SBAC’s internal control over financial reporting was effective as of December 31, 2013 based on the criteria in Internal Control – Integrated Framework (1992 Framework) issued by COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, the independent registered certified public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on SBAC’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SBA Communications Corporation and Subsidiaries

We have audited SBA Communications Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). SBA Communications Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SBA Communications Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2013 of SBA Communications Corporation and Subsidiaries and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Boca Raton, Florida

February 26, 2014

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

The remaining items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed on or before April 30, 2014.

ITEM 11. EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed on or before April 30, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed on or before April 30, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed on or before April 30, 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed on or before April 30, 2014.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this Annual Report on Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

Exhibit No.	Description of Exhibits

2.1

Purchase and Sale Agreement, dated February 18, 2012, by and among SBA Communications Corporation, Monarch Towers Acquisition, LLC, Mobilitie Investments, LLC, Mobilitie Investments II, LLC, MPGJ-I, LLC, MPMA-I, LLC, MPGJ-II, LLC, and the Sellers identified on the signature pages thereto. (1)

2.2	Agreement and Plan of Merger, dated June 25, 2012, by and among SBA Communications Corporation, SBA 2012 Acquisition, LLC, TowerCo II Holdings LLC and TowerCo III Holdings LLC. (2)

3.4	Fourth Amended and Restated Articles of Incorporation, as Amended, of SBA Communications Corporation. (3)

3.5A	Amended and Restated Bylaws of SBA Communications Corporation, effective as of January 16, 2012. (4)

4.13	Indenture, dated May 16, 2008, between SBA Communications Corporation and U.S. Bank National Association. (5)

4.14	Form of 1.875% Convertible Senior Notes due 2013 (included in Exhibit 4.13). (5)

4.15	Indenture, dated April 24, 2009, between SBA Communications Corporation and U.S. Bank National Association. (6)

4.15A	Form of Senior Indenture. (7)

4.16	Form of 4.0% Convertible Senior Note due 2014 (included in Exhibit 4.15). (6)

4.16A	Form of Subordinated Indenture. (7)

4.17	Indenture, dated July 24, 2009, between SBA Communications Corporation and U.S. Bank National Association. (8)

4.18	Form of 8.000% Senior Notes due 2016 (included in Exhibit 4.17). (8)

4.19	Form of 8.250% Senior Notes due 2019 (included in Exhibit 4.17). (8)

4.20	Indenture, dated July 13, 2012, between SBA Telecommunications, Inc., SBA Communications Corporation and U.S. Bank National Association. (9)

4.21	Form of 5.75% Senior Notes due 2020 (included in Exhibit 4.20). (9)

4.22	Indenture, dated as of September 28, 2012, between SBA Communications Corporation and U.S. Bank National Association. (10)

4.23	Form of 5.625% Senior Notes due 2019 (included in Exhibit 4.22). (10)

10.1	SBA Communications Corporation Registration Rights Agreement dated as of March 5, 1997, among the Company, Steven E. Bernstein, Ronald G. Bizick, II and Robert Grobstein. (11)

10.2	Purchase Agreement, dated July 26, 2012, among SBA Senior Finance, LLC, Deutsche Bank Trust Company Americas, as trustee, and the several initial purchasers listed on Schedule I thereto. (12)

10.3

Fifth Loan and Security Agreement Supplement and Amendment, dated as of August 9, 2012, by and among SBA Properties, Inc., SBA Sites, Inc. and SBA Structures, Inc., as Borrowers, SBA Infrastructure, LLC, SBA Towers USVI II, Inc. and SBA Monarch Towers III, LLC, as Additional Borrowers, and Midland Loan Services, a Division of PNC Bank, National Association, as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee. (12)

10.4	Purchase Agreement, dated April 4, 2013, among SBA Senior Finance, LLC, Deutsche Bank Trust Company Americas, as trustee, and the several initial purchasers listed on Schedule I thereto. (13)

10.5

Sixth Loan and Security Agreement Supplement and Amendment, dated as of April 18, 2013, by and among the Borrowers, and Midland Loan Services, a Division of PNC Bank, National Association, as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee. (13)

10.6

Seventh Loan and Security Agreement Supplement and Amendment, dated as of April 18, 2013, by and among the Borrowers, and Midland Loan Services, a Division of PNC Bank, National Association, as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee. (13)

10.7

Second Amended and Restated Credit Agreement, dated as of February 7, 2014, among SBA Senior Finance II LLC, as borrower, the several lenders from time to time parties thereto, Citigroup Global Capital Markets Inc. and Barclays Bank PLC, as incremental tranche B-1 term loan joint lead arrangers and syndication agents, Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, TD Securities (USA) LLC, The Royal Bank of Scotland plc and Wells Fargo Securities, LLC, as co-incremental Tranche B-1 term loan documentation agents, and Toronto Dominion (Texas) LLC, as administrative agent. (14)

10.8

Second Amended and Restated Guarantee and Collateral Agreement, dated as of February 7, 2014, among SBA Communications Corporation, SBA Telecommunications, LLC, SBA Senior Finance, LLC, SBA Senior Finance II LLC and certain of its subsidiaries, as identified in the Second Amended and Restated Guarantee and Collateral Agreement, in favor of Toronto Dominion (Texas) LLC, as administrative agent. (14)

10.24	1999 Equity Participation Plan. (15)+

10.33	2001 Equity Participation Plan as Amended and Restated on May 16, 2002. (16)+

10.35E	Employment Agreement, dated July 1, 2011, between SBA Communications Corporation and Jeffrey A. Stoops. (17)+

10.49

Amended and Restated Loan and Security Agreement, dated as of November 18, 2005, by and between SBA Properties, Inc. and the Additional Borrower or Borrowers that may become a party thereto and SBA CMBS 1 Depositor LLC. (18)

10.50	Management Agreement, dated as of November 18, 2005, by and among SBA Properties, Inc., SBA Network Management, Inc. and SBA Senior Finance, Inc. (18)

10.57C	Amended and Restated Employment Agreement, dated as of July 30, 2012, between SBA Communications Corporation and Kurt L. Bagwell. (19)+

10.58C	Amended and Restated Employment Agreement, dated as of July 30, 2012, between SBA Communications Corporation and Thomas P. Hunt. (19)+

10.60

Joinder and Amendment to Management Agreement, dated November 6, 2006, by and among SBA Properties, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc., SBA Sites, Inc., SBA Towers USVI, Inc., and SBA Structures, Inc., and SBA Network Management, Inc., and SBA Senior Finance, Inc. (20)

10.61

Second Loan and Security Agreement Supplement and Amendment, dated as of November 6, 2006, by and among SBA Properties, Inc., and SBA Towers, Inc., SBA Puerto Rico, Inc., SBA Sites, Inc., SBA Towers USVI, Inc., and SBA Structures, Inc. and Midland Loan Services, Inc., as Servicer on behalf of LaSalle Bank National Association, as Trustee. (20)

10.71

Form of Convertible Bond Hedge Transaction Agreement entered into by SBA Communications Corporation with each of Lehman Brothers OTC Derivatives Inc., Citibank, N.A., Deutsche Bank AG London Branch, and Wachovia Capital Markets, LLC and Wachovia Bank, National Association. (21)

10.72

Form of Issuer Warrant Transaction Letter Agreement entered into by SBA Communications Corporation with each of Lehman Brothers OTC Derivatives Inc., Citibank, N.A., Deutsche Bank AG London Branch, and Wachovia Capital Markets, LLC and Wachovia Bank, National Association. (21)

10.75A	SBA Communications Corporation 2008 Employee Stock Purchase Plan, as amended on May 4, 2011. (22)+

10.76	Form of Indemnification Agreement dated January 15, 2009 between SBA Communications Corporation and its directors and certain officers. (23)

10.79

Form of Convertible Bond Hedge Transaction Agreement entered into by SBA Communications Corporation with each of Citibank, N.A., Barclays Bank PLC, Deutsche Bank AG, London Branch, JP Morgan Chase Bank, National Association and Wachovia Capital Markets, LLC. (24)

10.80

Form of Issuer Warrant Transaction Letter Agreement entered into by SBA Communications Corporation with each of Citibank, N.A., Barclays Bank PLC, Deutsche Bank AG, London Branch, JP Morgan Chase Bank, National Association and Wachovia Capital Markets, LLC. (24)

10.85B	Amended and Restated Employment Agreement, dated as of July 30, 2012, between SBA Communications Corporation and Brendan T. Cavanagh. (19)+

10.86A

Amended and Restated Credit Agreement, dated as of June 30, 2011, among SBA Senior Finance II, as borrower, the several lenders from time to time parties thereto, Toronto Dominion (Texas) LLC, as administrative agent, JPMorgan Chase Bank, N.A., as term loan syndication agent, Barclays Capital, as co-term loan syndication agent, The Royal Bank of Scotland plc and Wells Fargo Bank, National Association, as co-term loan documentation agents, Citibank, N.A. and JPMorgan Chase Bank, N.A., as co-revolving facility documentation agents, and the other agents thereto. (25)

10.86D

First Amendment, dated as of May 9, 2012, among SBA Senior Finance II LLC, as borrower, the Extending Revolving Lenders (as defined therein) and Toronto Dominion (Texas) LLC, as administrative agent. (26)

10.86E

Second Amendment, dated as of May 9, 2012, among SBA Senior Finance II LLC, as borrower, the Incremental Tranche A Term Lenders (as defined therein) and Toronto Dominion (Texas) LLC, as administrative agent, TD Securities (USA) LLC and Wells Fargo Securities, LLC, as joint lead arrangers, and TD Securities (USA) LLC, Wells Fargo Securities, LLC, RBS Securities Inc., Citibank, N.A. and Deutsche Bank Securities Inc., as bookrunners. (26)

10.86F

Revolving Credit Commitment Increase Supplement, dated as of May 9, 2012, among SBA Senior Finance II LLC, as borrower, Citibank, N.A., Toronto Dominion (Texas) LLC, as administrative agent, and The Toronto-Dominion Bank, New York Branch, as issuing lender. (26)

10.86G

Revolving Credit Commitment Increase Supplement, dated as of May 9, 2012, among SBA Senior Finance II LLC, as borrower, Deutsche Bank Trust Company Americas, Toronto Dominion (Texas) LLC, as administrative agent, and The Toronto-Dominion Bank, New York Branch, as issuing lender. (26)

10.86H

Revolving Credit Commitment Increase Supplement, dated as of May 9, 2012, among SBA Senior Finance II LLC, as borrower, The Royal Bank of Scotland Plc, Toronto Dominion (Texas) LLC, as administrative agent, and The Toronto-Dominion Bank, New York Branch, as issuing lender. (26)

10.86I

Revolving Credit Commitment Increase Supplement, dated as of May 9, 2012, among SBA Senior Finance II LLC, as borrower, Toronto Dominion (New York) LLC, Toronto Dominion (Texas) LLC, as administrative agent, and The Toronto-Dominion Bank, New York Branch, as issuing lender. (26)

10.86J

Revolving Credit Commitment Increase Supplement, dated as of May 9, 2012, among SBA Senior Finance II LLC, as borrower, Wells Fargo Bank, N.A., Toronto Dominion (Texas) LLC, as administrative agent, and The Toronto-Dominion Bank, New York Branch, as issuing lender. (26)

10.86K

Third Amendment, dated as of September 28, 2012, among SBA Senior Finance II LLC, as borrower, the several lenders from time to time parties thereto, and Toronto Dominion (Texas) LLC, as administrative agent, Citigroup Global Markets Inc., Barclays Bank PLC and J.P. Morgan Securities LLC, as joint lead arrangers, and Citigroup Global Markets Inc., Barclays Bank PLC, J.P. Morgan Securities LLC, TD Securities (USA) LLC, Wells Fargo Securities, LLC, RBS Securities Inc. and Deutsche Bank Securities Inc., as bookrunners. (10)

10.86L

Fourth Amendment, dated as of September 28, 2012, among SBA Senior Finance II LLC, as borrower, the several lenders from time to time parties thereto, and Toronto Dominion (Texas) LLC, as administrative agent, Citigroup Global Markets Inc., Barclays Bank PLC and J.P. Morgan Securities LLC, as joint lead arrangers, and Citigroup Global Markets Inc., Barclays Bank PLC, J.P. Morgan Securities LLC, TD Securities (USA) LLC, Wells Fargo Securities, LLC, RBS Securities Inc. and Deutsche Bank Securities Inc., as bookrunners. (10)

10.86M

Fifth Amendment, dated as of September 28, 2012, among SBA Senior Finance II LLC, as borrower, the Incremental Tranche B Term Lenders (as defined therein) and Toronto Dominion (Texas) LLC, as administrative agent, Citigroup Global Markets Inc., Barclays Bank PLC and J.P. Morgan Securities LLC, as joint lead arrangers, and Citigroup Global Markets Inc., Barclays Bank PLC, J.P. Morgan Securities LLC, TD Securities (USA) LLC, Wells Fargo Securities, LLC, RBS Securities Inc. and Deutsche Bank Securities Inc., as bookrunners. (10)

10.86N

Revolving Credit Commitment Increase Supplement, dated as of January 28, 2013, among SBA Senior Finance II LLC, as borrower, Deutsche Bank Trust Company Americas, Toronto Dominion (Texas) LLC, as administrative agent, and The Toronto-Dominion Bank, New York Branch, as issuing lender. (27)

10.86O

Revolving Credit Commitment Increase Supplement, dated as of March 14, 2013, among SBA Senior Finance II LLC, as borrower, Citibank, N.A., Toronto Dominion (Texas) LLC, as administrative agent, and The Toronto-Dominion Bank, New York Branch, as issuing lender. (28)

10.87A

Amended and Restated Guarantee and Collateral Agreement, dated as of June 30, 2011, among SBAC, SBA Telecommunications, Inc., SBA Senior Finance, Inc., SBA Senior Finance II and certain of SBA Senior Finance II’s subsidiaries, as identified in the Guarantee and Collateral Agreement, in favor of Toronto Dominion (Texas) LLC, as administrative agent. (25)

10.89	SBA Communications Corporation 2010 Performance and Equity Incentive Plan. (29)+

10.90

Third Loan and Security Agreement Supplement and Amendment, dated as of April 16, 2010, by and among SBA Properties, Inc., SBA Sites, Inc. and SBA Structures, Inc., as Borrowers, and Midland Loan Services, Inc., as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee. (30)

10.91

Fourth Loan and Security Agreement Supplement and Amendment, dated as of April 16, 2010, by and among SBA Properties, Inc., SBA Sites, Inc. and SBA Structures, Inc., as Borrowers, and Midland Loan Services, Inc., as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee. (30)

10.92

Credit Agreement, dated as of April 2, 2012, among SBA Monarch Acquisition, LLC (formerly known as Monarch Towers Acquisition, LLC), as borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Barclays Bank PLC, as joint lead arrangers and bookrunners. (31)

10.93

Guarantee and Collateral Agreement, dated as of April 2, 2012, among SBA Telecommunications, Inc., SBA Monarch Acquisition, LLC (formerly known as Monarch Towers Acquisition, LLC) and certain of its subsidiaries, in favor of JPMorgan Chase Bank, N.A., as administrative agent. (31)

10.94

Revolving Credit Commitment Increase Supplement, dated as of April 2, 2012, among SBA Senior Finance II LLC, as borrower, JPMorgan Chase Bank, N.A., Toronto Dominion (Texas) LLC, as administrative agent, and The Toronto-Dominion Bank, New York Branch, as issuing lender. (31)

10.95

Revolving Credit Commitment Increase Supplement, dated as of April 2, 2012, among SBA Senior Finance II LLC, as borrower, Barclays Bank PLC, Toronto Dominion (Texas) LLC, as administrative agent, and The Toronto-Dominion Bank, New York Branch, as issuing lender. (31)

10.96

Purchase Agreement, dated July 10, 2012, among SBA Communications Corporation, SBA Telecommunications, Inc. and J.P. Morgan Securities LLC, as representative of the several initial purchasers listed on Schedule 1 thereto. (9)

10.97

Registration Rights Agreement, dated July 13, 2012, among SBA Communications Corporation, SBA Telecommunications, Inc. and J.P. Morgan Securities LLC, as representative of the several initial purchasers listed on Schedule 2 thereto. (9)

10.98

Purchase Agreement, dated September 20, 2012, between SBA Communications Corporation and J.P. Morgan Securities LLC, as representative of the several initial purchasers listed on Schedule 1 thereto. (32)

10.99

Registration Rights Agreement, dated September 28, 2012, between SBA Communications Corporation and J.P. Morgan Securities LLC, as representative of the several initial purchasers listed on Schedule 2 thereto. (10)

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

+Management contract or compensatory plan or arrangement.

*Filed herewith

**Furnished herewith.

(1)Incorporated by reference to the Form 8-K dated February 27, 2012, previously filed by the Registrant.

(2)Incorporated by reference to the Form 8-K dated June 28, 2012, previously filed by the Registrant.

(3)Incorporated by reference to the Form S-4 dated May 19, 2010, previously filed by the Registrant.

(4)Incorporated by reference to the Form 8-K dated February 1, 2012, previously filed by the Registrant.

(5)Incorporated by reference to the Form 8-K dated May 22, 2008, previously filed by the Registrant.

(6)Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2009, previously filed by the Registrant.

(7)Incorporated by reference to the Form S-3ASR dated February 27, 2012, previously filed by the Registrant.

(8)Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2009, previously filed by the Registrant.

(9)Incorporated by reference to the Form 8-K dated July 16, 2012, previously filed by the Registrant.

(10)Incorporated by reference to the Form 8-K dated September 28, 2012, previously filed by the Registrant.

(11)Incorporated by reference to the Registration Statement on Form S-4, previously filed by the Registrant
(Registration No. 333-50219).

(12)Incorporated by reference to the Form 10-Q for the quarter ended September 30, 2012, previously filed by the Registrant.

(13)Incorporated by reference to the Form 8-K dated April 23, 2013, previously filed by the Registrant.

(14)Incorporated by reference to the Form 8-K dated February 13, 2014, previously filed by the Registrant.

(15)Incorporated by reference to the Registration Statement on Form S-1/A, previously filed by the Registrant (Registration No. 333-76547).

(16)Incorporated by reference to the Schedule 14A Preliminary Proxy Statement dated April 16, 2002, previously filed by the Registrant.

(17)Incorporated by reference to the Form 10-Q for the quarter ended September 30, 2011, previously filed by the Registrant.

(18)Incorporated by reference to the Form 10-K for the year ended December 31, 2005, previously filed by the Registrant.

(19)Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2012, previously filed by the Registrant.

(20)Incorporated by reference to the Form 10-K for the year ended December 31, 2006, previously filed by the Registrant.

(21)Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2008, previously filed by the Registrant.

(22)Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2011, previously filed by the Registrant.

(23)Incorporated by reference to the Form 10-K for the year ended December 31, 2008, previously filed by the Registrant.

(24)Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2009, previously filed by the Registrant.

(25)Incorporated by reference to the Form 8-K dated July 7, 2011, previously filed by the Registrant.

(26)Incorporated by reference to the Form 8-K dated May 14, 2012, previously filed by the Registrant.

(27)Incorporated by reference to the Form 10-K for the year ended December 31, 2012, previously filed by the Registrant.

(28)Incorporated by reference to the Form 10-Q for the quarter ended March 31, 2013, previously filed by the Registrant.

(29)Incorporated by reference to the Form S-8 dated May 20, 2010, previously filed by the Registrant.

(30)Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2010, previously filed by the Registrant.

(31)Incorporated by reference to the Form 8-K dated April 2, 2012, previously filed by the Registrant.

(32)Incorporated by reference to the Form 8-K dated September 26, 2012, previously filed by the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

By:	/s/ Jeffrey A. Stoops

Jeffrey A. Stoops Chief Executive Officer and President

Date:	February 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven E. Bernstein	Chairman of the Board of Directors	February 26, 2014
Steven E. Bernstein

/s/ Jeffrey A. Stoops	Chief Executive Officer and President	February 26, 2014
Jeffrey A. Stoops	(Principal Executive Officer)

/s/ Brendan T. Cavanagh	Chief Financial Officer and Executive Vice President	February 26, 2014
Brendan T. Cavanagh	(Principal Financial Officer)

/s/ Brian D. Lazarus	Chief Accounting Officer and Senior Vice President	February 26, 2014
Brian D. Lazarus	(Principal Accounting Officer)

/s/ Brian C. Carr	Director	February 26, 2014
Brian C. Carr

/s/ Duncan H. Cocroft	Director	February 26, 2014
Duncan H. Cocroft

/s/ George R. Krouse Jr.	Director	February 26, 2014
George R. Krouse Jr.

/s/ Jack Langer	Director	February 26, 2014
Jack Langer

/s/ Kevin L. Beebe	Director	February 26, 2014
Kevin L. Beebe

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of SBA Communications Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SBA Communications Corporation and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SBA Communications Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida

February 26, 2014

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$122,112	$233,099
Restricted cash	47,305	27,708
Short-term investments	5,446	5,471
Accounts receivable, net of allowance of $686 and $246
at December 31, 2013 and 2012, respectively	71,339	39,099
Costs and estimated earnings in excess of billings on uncompleted contracts	27,864	23,644
Prepaid and other current assets	69,586	59,836
Total current assets	343,652	388,857

Property and equipment, net	2,578,444	2,671,317
Intangible assets, net	3,387,198	3,134,133
Deferred financing fees, net	73,042	66,324
Other assets	400,852	355,280
Total assets	$6,783,188	$6,615,911

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$24,302	$27,694
Accrued expenses	86,131	42,052
Current maturities of long-term debt	481,886	475,351
Deferred revenue	94,658	76,668
Accrued interest	46,689	46,233
Other current liabilities	14,007	195,690
Total current liabilities	747,673	863,688

Long-term liabilities:
Long-term debt	5,394,721	4,880,752
Other long-term liabilities	283,828	206,769
Total long-term liabilities	5,678,549	5,087,521

Redeemable noncontrolling interests	—	11,711

Shareholders' equity:
Preferred stock - par value $.01, 30,000 shares authorized, no shares issued
or outstanding	—	—
Common stock - Class A, par value $.01, 400,000 shares authorized, 128,432 and 126,933
shares issued and outstanding at December 31, 2013 and 2012, respectively	1,284	1,269
Additional paid-in capital	2,907,446	3,111,107
Accumulated deficit	(2,518,085)	(2,462,176)
Accumulated other comprehensive income (loss), net	(33,679)	2,791
Total shareholders' equity	356,966	652,991
Total liabilities and shareholders' equity	$6,783,188	$6,615,911

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the year ended December 31,
	2013	2012	2011
Revenues:
Site leasing	$1,133,013	$846,094	$616,294
Site development	171,853	107,990	81,876
Total revenues	1,304,866	954,084	698,170

Operating expenses:
Cost of revenues (exclusive of depreciation, accretion, and
amortization shown below):
Cost of site leasing	270,772	188,951	131,916
Cost of site development	137,481	90,556	71,005
Selling, general, and administrative	85,476	72,148	62,828
Acquisition related expenses	19,198	40,433	7,144
Asset impairment and decommission costs	28,960	6,383	5,472
Depreciation, accretion, and amortization	533,334	408,467	309,146
Total operating expenses	1,075,221	806,938	587,511

Operating income	229,645	147,146	110,659

Other income (expense):
Interest income	1,794	1,128	136
Interest expense	(249,051)	(196,241)	(160,896)
Non-cash interest expense	(49,085)	(70,110)	(63,629)
Amortization of deferred financing fees	(15,560)	(12,870)	(9,188)
Loss from extinguishment of debt, net	(6,099)	(51,799)	(1,696)
Other income (expense)	31,138	5,654	(165)
Total other expense	(286,863)	(324,238)	(235,438)

Loss before provision for income taxes	(57,218)	(177,092)	(124,779)

Benefit (provision) for income taxes	1,309	(6,594)	(2,113)

Net loss from continuing operations	(55,909)	(183,686)	(126,892)

Income from discontinued operations, net of income taxes	—	2,296	—

Net loss	(55,909)	(181,390)	(126,892)

Net loss attributable to the noncontrolling interest	—	353	436

Net loss attributable to SBA Communications Corporation	$(55,909)	$(181,037)	$(126,456)

Basic and diluted per common share amounts:
Loss from continuing operations	$(0.44)	$(1.53)	$(1.14)
Income from discontinued operations	—	0.02	—
Net loss per common share	$(0.44)	$(1.51)	$(1.14)

Basic and diluted weighted average number of common shares	127,769	120,280	111,595

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED December 31, 2013,  2012 AND 2011

(in thousands)

	For the year ended December 31,
	2013	2012	2011
Net loss from continuing operations	$(55,909)	$(183,686)	$(126,892)
Income from discontinued operations, net of taxes	—	2,296	—
Foreign currency translation adjustments	(36,470)	2,306	(1,728)
Comprehensive loss	(92,379)	(179,084)	(128,620)
Comprehensive loss attributable to noncontrolling interest	—	353	436
Comprehensive loss attributable to SBA Communications Corporation	$(92,379)	$(178,731)	$(128,184)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED December 31, 2013,  2012 AND 2011

(in thousands)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Total

BALANCE, December 31, 2010	114,832	$1,148	$2,243,457	$(1,929,670)	$2,175	$317,110
Net loss attributable to SBA
Communications	—	—	—	(126,456)	—	(126,456)
Common stock issued in
connection with stock
purchase/option plans	761	8	15,793	—	—	15,801
Non-cash compensation	—	—	11,639	—	—	11,639
Equity component related to
repurchase of convertible
debt	—	—	(2,607)	—	—	(2,607)
Repurchase and retirement
of common stock	(5,918)	(59)	—	(225,013)	—	(225,072)
Foreign currency translation
adjustments	—	—	(38)	—	(1,690)	(1,728)
BALANCE, December 31, 2011	109,675	$1,097	$2,268,244	$(2,281,139)	$485	$(11,313)
Net loss attributable to SBA
Communications	—	—	—	(181,037)	—	(181,037)
Common stock issued in
connection with stock
option plans/restriction
lapse	1,414	14	31,138	—	—	31,152
Non-cash compensation	—	—	14,202	—	—	14,202
Equity component related to
repurchase of convertible
debt	—	—	(41,569)	—	—	(41,569)
Common stock issued in
connection with
acquisitions	9,839	98	555,280	—	—	555,378
Proceeds from sale of
common stock	6,005	60	283,812	—	—	283,872
Foreign currency translation
adjustments	—	—	—	—	2,306	2,306
BALANCE, December 31, 2012	126,933	$1,269	$3,111,107	$(2,462,176)	$2,791	$652,991

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED December 31, 2013,  2012 AND 2011

(in thousands)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Total

BALANCE, December 31, 2012	126,933	$1,269	$3,111,107	$(2,462,176)	$2,791	$652,991
Net loss attributable to SBA
Communications	—	—	—	(55,909)	—	(55,909)
Common stock issued in
connection with stock
purchase/option plans	740	7	10,198	—	—	10,205
Non-cash compensation	—	—	17,422	—	—	17,422
Adjustment associated with
the acquisition of
noncontrolling interest	—	—	5,703	—	—	5,703
Settlement of convertible
notes	439	4	(321,925)	—	—	(321,921)
Settlement of convertible
note hedges	(82)	—	182,856	—	—	182,856
Settlement of common
stock warrants	402	4	(97,915)	—	—	(97,911)
Foreign currency translation
adjustments	—	—	—	—	(36,470)	(36,470)
BALANCE, December 31, 2013	128,432	$1,284	$2,907,446	$(2,518,085)	$(33,679)	$356,966

The accompanying notes are an integral part of these consolidated financial statements

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,909)	$(181,390)	$(126,892)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	—	(2,296)	—
Depreciation, accretion, and amortization	533,334	408,467	309,146
Non-cash interest expense	49,085	70,110	63,629
Deferred income tax (benefit) expense	(6,642)	1,360	(1,686)
Non-cash asset impairment and decommission costs	23,819	6,383	5,472
Non-cash compensation expense	17,205	13,968	11,469
Amortization of deferred financing fees	15,560	12,870	9,188
Loss from extinguishment of debt, net	6,099	51,799	1,696
Gain on sale/settlement of bankruptcy claim on convertible hedge	(27,870)	(4,952)	—
Other non-cash items reflected in the Statements of Operations	(380)	(365)	768
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	(29,097)	(18,804)	(3,709)
Prepaid and other assets	(81,458)	(82,759)	(27,425)
Accounts payable and accrued expenses	1,530	8,251	3,814
Accrued interest	4,651	13,882	58
Other liabilities	47,660	44,390	3,530
Net cash provided by operating activities	497,587	340,914	249,058

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and related earn-outs	(686,703)	(2,258,655)	(379,320)
Capital expenditures	(168,893)	(113,265)	(126,938)
Proceeds from sale of DAS networks	—	100,000	—
Return of principal on long-term notes	26,000	—	—
Other investing activities	3,074	(3,131)	(1,630)
Net cash used in investing activities	(826,522)	(2,275,051)	(507,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	340,000	584,000	250,000
Repayments under Revolving Credit Facility	(225,000)	(484,000)	(270,000)
Proceeds from Mobilitie Bridge Loan, net of fees	—	395,000	—
Repayment of Mobilitie Bridge Loan	—	(400,000)	—
Proceeds from 5.625% and 5.75% Senior Notes, net of fees	—	1,277,729	—
Proceeds from SBA Tower Trust Series 2012, net of fees	—	596,083	—
Proceeds from Term Loans, net of fees	—	493,107	492,560
Repayment of Term Loans	(512,000)	(10,000)	(2,500)
Repurchase of 8.0% Notes and 8.25% Notes	—	(542,203)	—
Proceeds from sale/settlement of bankruptcy claim on convertible hedge	27,870	4,952	—
Proceeds from employee stock purchase/stock option plans	10,205	31,152	15,801
Payments on settlement of convertible debt	(794,997)	(107,493)	(17,038)
Proceeds from settlement of convertible note hedges	182,855	—	—
Payments for settlement of common stock warrants	(97,912)	—	—
Proceeds from issuance of 2013 Tower Securities	1,304,665	—	—
Proceeds from sale of common stock, net of fees	—	283,872	—
Repurchase and retirement of common stock	—	—	(225,072)
Other financing activities	(15,525)	(5,787)	(1,704)
Net cash provided by financing activities	220,161	2,116,412	242,047

Effect of exchange rate changes on cash and cash equivalents	(2,213)	1,212	(155)
Net cash provided by discontinued operations:
Operating Activities	—	2,296	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(110,987)	185,783	(16,938)
CASH AND CASH EQUIVALENTS:
Beginning of year	233,099	47,316	64,254
End of year	$122,112	$233,099	$47,316

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2013	2012	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$244,123	$182,474	$161,257
Income taxes	$6,645	$5,304	$4,218

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH
ACTIVITIES:
Assets acquired through capital leases	$1,239	$2,509	$2,570
Issuance of stock for acquisitions	$—	$555,378	$—
Issuance of stock for conversion of debt, hedges, and warrants	$18,159	$—	$—
Promissory note received in connection with disposition of DAS assets	$—	$25,000	$—
Deferred payment on Brazil acquired assets	$—	$175,890	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.GENERAL

SBA Communications Corporation (the “Company” or “SBA”) was incorporated in the State of Florida in March 1997. The Company is a holding company that holds all of the outstanding capital stock of SBA Telecommunications, LLC (formerly known as SBA Telecommunications, Inc.) (“Telecommunications”). Telecommunications is a holding company that holds the outstanding capital stock of SBA Senior Finance, LLC (formerly known as SBA Senior Finance, Inc.) (“SBA Senior Finance”) and SBA Towers V, LLC (“SBA Towers V”), an operating subsidiary that is not a party to any loan agreement. SBA Towers V also owns the interest in our Brazilian subsidiaries. SBA Senior Finance is a holding company that holds, directly or indirectly, the equity interest in certain subsidiaries that issued the Secured Tower Revenue Securities Series 2010-1 (the “2010-1 Tower Securities”), the Secured Tower Revenue Securities Series 2010-2 (the “2010-2 Tower Securities” and together with the 2010-1 Tower Securities, the “2010 Tower Securities”), the Secured Tower Revenue Securities Series 2012-1 (the “2012-1 Tower Securities”), the Secured Tower Revenue Securities Series 2013-1C (the “2013-1C Tower Securities”), the Secured Tower Revenue Securities Series 2013-2C (the “2013-2C Tower Securities”), and the Secured Tower Revenue Securities 2013-1D (the “2013-1D Tower Securities” and together with the 2013-1C Tower Securities and 2013-2C Tower Securities, the “2013 Tower Securities” and together with the 2010 Tower Securities and 2012-1 Tower Securities, the “Tower Securities”) and certain subsidiaries that were not involved in the issuance of the Tower Securities. With respect to the subsidiaries involved in the issuance of the Tower Securities, SBA Senior Finance is the sole member of SBA Holdings, LLC and SBA Depositor, LLC. SBA Holdings, LLC is the sole member of SBA Guarantor, LLC. SBA Guarantor, LLC holds all of the capital stock of the companies referred to as the “Borrowers” under the Tower Securities (see Note 13). With respect to subsidiaries not involved in the issuance of the Tower Securities, SBA Senior Finance holds all of the membership interests in SBA Senior Finance II, LLC (“SBA Senior Finance II”) and certain non-operating subsidiaries. SBA Senior Finance II holds, directly or indirectly, all the capital stock of the International subsidiaries, with the exception of our Brazilian subsidiaries, and certain other tower companies (known as “Tower Companies”). SBA Senior Finance II also holds, directly or indirectly, all the capital stock and/or membership interests of certain other subsidiaries involved in providing services, including SBA Network Services, LLC (formerly known as SBA Network Services, Inc.), (“Network Services”) as well as SBA Network Management, Inc. (“Network Management”) which manages and administers the operations of the Borrowers.

The table below outlines the legal structure of the Company at December 31, 2013:

As of December 31, 2013, the Company owned and operated wireless towers in the United States and its territories. In addition, the Company owned towers in Brazil, Canada, Costa Rica, El Salvador, Guatemala, Nicaragua, and Panama. Space on these towers is leased primarily to wireless service providers. As of December 31, 2013, the Company owned and operated 20,079 towers.

Effective January 1, 2014, the Brazilian subsidiaries have been transferred to, and are owned by, SBA Senior Finance II, LLC.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company accounts for its equity investments in privately held companies under the cost method. The aggregate carrying value of the Company’s cost-method investments was approximately $51.7 million as of both December 31, 2013 and December 31, 2012 and is classified within other assets on the Company’s consolidated balance sheets.

The Company evaluates its cost-method investments for impairment at least annually. The Company determines the fair value of its cost-method investments by considering available evidence, including general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing. The Company measures and records its cost-method investments at fair value when they are deemed to be other-than-temporarily impaired. The Company did not recognize any impairment loss during the years ended December 31, 2013, December 31, 2012, and December 31, 2011.

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

Property and Equipment

Property and equipment are recorded at cost or at estimated fair value (in the case of acquired properties), adjusted for asset impairment and estimated asset retirement obligations. Costs associated with the development and construction of towers are capitalized as a cost of the towers. Costs for self-constructed towers include direct materials and labor, indirect costs and capitalized interest. Approximately $0.1 million, $0.3 million, and $0.5 million of interest cost was capitalized in 2013,  2012 and 2011, respectively.

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

Betterments, improvements, and significant repairs, which increase the value or extend the life of an asset, are capitalized and depreciated over the remaining estimated useful life of the respective asset. Changes in an asset’s estimated useful life are accounted for prospectively, with the book value of the asset at the time of the change being depreciated over the revised remaining useful life. There has been no material impact for changes in estimated useful lives for any years presented.

Deferred Financing Fees

Financing fees related to the issuance of debt have been deferred and are being amortized using the effective interest rate method over the expected duration of the related indebtedness (see Note 13).

Deferred Lease Costs

The Company defers certain initial direct costs associated with the origination of tenant leases and lease amendments and amortizes these costs over the initial lease term or over the lease term remaining if related to a lease amendment. Such deferred costs were approximately $12.8 million, $10.2 million, and $5.1 million in 2013,  2012, and 2011, respectively. Amortization expense was $5.5 million, $4.6 million, and $4.6 million for the years ended December 31, 2013,  2012 and 2011, respectively, and is included in cost of site leasing on the accompanying Consolidated Statements of Operations. As of December 31, 2013 and 2012, unamortized deferred lease costs were $22.9 million and $15.6 million, respectively, and are included in other assets on the accompanying Consolidated Balance Sheets.

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

The Company records an impairment charge when the Company believes an investment in towers or related assets has been impaired, such that future undiscounted cash flows would not recover the then current carrying value of the investment in the tower and related intangible. Estimates and assumptions inherent in the impairment evaluation include, but are not limited to, general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. In addition, the Company makes certain assumptions in determining an asset’s fair value for the purpose of calculating the amount of an impairment charge. The Company recorded an impairment charge of $29.0 million, $6.4 million, and $5.5 million for the years ended December 31, 2013,  2012 and 2011, respectively, which includes the write off of $23.1 million in carrying value of decommissioned communication sites and the incurrence of other third party decommission costs, related to its long-lived assets and intangibles for the year ended December 31, 2013.  There were no write offs for decommissioned towers or the incurrence of other third party decommission costs, related to its long-lived assets and intangibles for the years ended December 31, 2012 or 2011.

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

On October 31, 2011, the Company entered into a Master Amendment with one of its wireless service provider customers. The Master Amendment serves as a separate amendment to each individual existing tenant lease agreement that the Company is currently a party to with that customer. Among other items, the Master Amendment (1) extends the current term of the individual leases, (2) permits the customer limited early termination rights which will be exercisable over a multi-year period, commencing in the second half of 2013, on a specific number of the existing leases, (3) allows the customer to make certain specific equipment changes at the towers in exchange for an increase in monthly rental payment due from the customer, and (4) slightly modifies the existing monthly lease rates of certain leases. The customer’s early termination rights are limited with respect to the aggregate number of leases that may be terminated and the number that may be terminated in any quarter. Certain of the specific leases to be terminated early and the timing of such terminations has not been determined as of the date of this filing. As a result, for accounting and financial statement purposes, the Company has made assumptions with regard to the remaining leases to be terminated and the timing of the terminations. The Company has assumed that the customer will terminate the maximum number of leases allowable in each quarter, selecting the highest rental rate leases at the earliest allowable dates. The Company believes that these assumptions will ensure that only the minimum known revenue for the pool of leases covered by the Master Agreement will be accrued on a straight-line basis. The Company’s balance sheet and statement of operations reflect these assumptions. The actual leases that the customer terminates and the timing and number of terminations may or may not be those that we have identified in our assumptions. The Company will monitor actual results and elections under the Master Amendment and record any differences from previously made assumptions on a quarterly basis. To the extent that the actual results materially differ from the assumptions made, the Company will disclose the impact of these adjustments.

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

The following is a rollforward of the allowance for doubtful accounts for the years ended December 31, 2013,  2012, and 2011

	For the year ended December 31,
	2013	2012	2011
	(in thousands)
Beginning balance	$246	$135	$263
Provision for doubtful accounts	770	330	70
Write-offs, net of recoveries	(330)	(219)	(198)
Ending balance	$686	$246	$135

Cost of Revenue

Cost of site leasing revenue includes ground lease rent, property taxes, amortization of deferred lease costs, maintenance and other tower operating expenses. All ground lease rental obligations due to be paid out over the lease term, including fixed escalations, are recorded on a straight-line basis over the minimum lease term. Liabilities recorded related to the straight-lining of ground leases are reflected in other long-term liabilities on the Consolidated Balance Sheets. Cost of site development revenue includes the cost of materials, salaries and labor costs, including payroll taxes, subcontract labor, vehicle expense and other costs directly and indirectly related to the projects. All costs related to site development projects are recognized as incurred.

Income Taxes

The Company had taxable losses during the years ended December 31, 2013,  2012 and 2011, and as a result, net operating loss carry-forwards have been generated. The majority of these net operating loss carry-forwards are fully reserved as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses. The tax years 1999 through 2013 remain open to examination by the major jurisdictions in which the Company operates.

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

The asset retirement obligation at December 31, 2013 and December 31, 2012 was $5.3 million and $7.5 million, respectively, and is included in other long-term liabilities on the Consolidated Balance Sheets. Upon settlement of the obligations, any difference between the cost to retire an asset and the recorded liability is recorded in the Consolidated Statements of Operations as a gain or loss. In determining the measurement of the asset retirement obligations, the Company considered the nature and scope of the contractual restoration obligations contained in the Company’s third party ground leases, the historical retirement experience as an indicator of future restoration probabilities, intent in renewing existing ground leases through lease termination dates, current and future value and timing of estimated restoration costs and the credit adjusted risk-free rate used to discount future obligations.

The following summarizes the activity of the asset retirement obligation liability:

	For the year ended December 31,
	2013	2012	2011
	(in thousands)
Beginning balance	$7,506	$5,386	$5,214
Additions	597	2,261	9
Currency translation adjustment	(42)	1	(2)
Accretion expense	512	333	250
Removal	(407)	(334)	—
Revision in estimates	(2,854)	(141)	(85)
Ending balance	$5,312	$7,506	$5,386

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

Reclassifications

Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year. The Company adjusted the allocation of the valuation allowance against its current and non-current deferred tax assets in the balance sheet as of December 31, 2012. The adjustment did not have any impact on the statement of operations or cash flows.

Business Combinations

The Company accounts for acquisitions under the acquisition method of accounting. The assets and liabilities acquired are recorded at fair market value at the date of each acquisition and the results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions. The Company continues to evaluate all acquisitions for a period not to exceed one year after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed as a result of information available at the acquisition date. The intangible assets represent the value associated with the current leases at the acquisition date (“Current contract intangibles”) and future tenant leases anticipated to be added to the towers (“Network location intangibles”) and were calculated using the discounted values of the current or future expected cash flows. The intangible assets are estimated to have a useful life consistent with the useful life of the related tower assets, which is typically 15 years.

In connection with certain acquisitions, the Company may agree to pay additional consideration (or earnouts) if the communication sites or businesses that are acquired meet or exceed certain performance targets over a period of one to three years after they have been acquired. The Company records contingent consideration for acquisitions that occurred prior to January 1, 2009 when the contingent consideration is paid. Effective January 1, 2009, the Company accrues for contingent consideration in connection with acquisitions at fair value as of the date of the acquisition. All subsequent changes in fair value of contingent consideration are recorded through Consolidated Statements of Operations. In certain acquisitions, the additional consideration may be paid in cash or shares of Class A common stock at the Company’s option.

3.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnouts related to acquisitions are measured at fair value on a recurring basis using Level 3 inputs. The Company determines the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value, using a discounted probability-weighted approach using Level 3 inputs. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation if the performance targets contained in various acquisition agreements were met was $30.1 million and $9.8 million as of December 31, 2013 and December 31, 2012, respectively, which the Company recorded in accrued expenses on its Consolidated Balance Sheets. The maximum potential obligation related to the performance targets was $42.1 million and $17.1 million as of December 31, 2013.

The Company measures its foreign currency forward contracts, which are recorded in Prepaid and other current assets, at fair value based on indicative prices in active markets (Level 2 inputs). These contracts do not qualify for hedge accounting and as such any gains and losses are reflected within Other Income, net in the accompanying Consolidated Statement of Operations.

Items Measured at Fair Value on a Nonrecurring Basis— The Company’s long-lived assets, intangibles, and asset retirement obligations are measured at fair value on a nonrecurring basis using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company considers many factors and makes certain assumptions when making this assessment, including but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. The fair value of the long-lived assets, intangibles, and asset retirement obligations is calculated using a discounted cash flow model. During the years ended December 31, 2013 and December 31, 2012, the Company recognized an impairment charge of $29.0 million and $6.4 million, respectively, which includes the write off of $23.1 million in carrying value of decommissioned towers and other third party decommission costs, related to its long-lived assets and intangibles for the year ended December 31, 2013 resulting from the Company’s analysis that the future cash flows from certain towers would not recover the carrying value of the investment in those towers. There were no write offs for decommissioned towers and other third party decommission costs, related to its long-lived assets and intangibles for the years ended December 31, 2012 or 2011. Impairment charges for all periods presented and the related impaired assets relate to the Company’s site leasing operating segment.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their related estimated fair values due to the short maturity of those instruments. Short-term investments consisted of $5.2 million and $5.3 million in certificate of deposits, as of December 31, 2013 and December 31, 2012, respectively. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of December 31, 2013, the carrying value and fair value of the held-to-maturity investments, including current portion, were $1.1 million and $1.3 million, respectively. As of December 31, 2012, the carrying value and fair value of the held-to-maturity investments, including current portion, was $1.3 million and $1.5 million, respectively.

The Company determines fair value of its debt instruments utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Revolving Credit Facility is considered to approximate the carrying value because the interest payments are based on Eurodollar rates that reset every month. The Company does not believe its credit risk has changed materially from the date the applicable Eurodollar Rate plus 187.5 basis points was set for the Revolving Credit Facility. The following table reflects fair values, principal balances, and carrying values of the Company’s debt instruments (see Note 13).

	As of December 31, 2013			As of December 31, 2012
	Fair Value	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value
	(in thousands)
1.875% Convertible Senior Notes due 2013	$—	$—	$—	$714,096	$468,836	$457,351
4.000% Convertible Senior Notes due 2014	1,479,859	499,944	468,394	1,060,622	499,987	430,751
8.250% Senior Notes due 2019	262,031	243,750	242,387	272,391	243,750	242,205
5.625% Senior Notes due 2019	514,375	500,000	500,000	523,750	500,000	500,000
5.750% Senior Notes due 2020	832,000	800,000	800,000	848,000	800,000	800,000
4.254% 2010-1 Tower Securities	689,717	680,000	680,000	713,619	680,000	680,000
5.101% 2010-2 Tower Securities	586,586	550,000	550,000	621,379	550,000	550,000
2.933% 2012-1Tower Securities	604,736	610,000	610,000	635,614	610,000	610,000
2.240% 2013-1C Tower Securities	408,442	425,000	425,000	—	—	—
3.722% 2013-2C Tower Securities	530,098	575,000	575,000	—	—	—
3.598% 2013-1D Tower Securities	318,856	330,000	330,000	—	—	—
Revolving Credit Facility	215,000	215,000	215,000	100,000	100,000	100,000
2011 Term Loan B	180,980	180,529	180,234	493,731	492,500	491,518
2012-1 Term Loan A	184,538	185,000	185,000	194,513	195,000	195,000
2012-2 Term Loan B	110,383	109,971	109,745	300,750	300,000	299,278
BNDES Loans	5,847	5,847	5,847	—	—	—
Totals	$6,923,448	$5,910,041	$5,876,607	$6,478,465	$5,440,073	$5,356,103

4.RESTRICTED CASH

Restricted cash consists of the following:

	As of
	December 31, 2013	December 31, 2012	Included on Balance Sheet
	(in thousands)
Securitization escrow accounts	$46,364	$26,774	Restricted cash - current asset
Payment and performance bonds	941	934	Restricted cash - current asset
Surety bonds and workers compensation	8,991	11,989	Other assets - noncurrent
Total restricted cash	$56,296	$39,697

Pursuant to the terms of the Tower Securities (see Note 13), the Company is required to establish a securitization escrow account, held by the indenture trustee, into which all rents and other sums due on the towers that secure the Tower Securities are directly deposited by the lessees. These restricted cash amounts are used to fund reserve accounts for the payment of (1) debt service costs, (2) ground rents, real estate and personal property taxes and insurance premiums related to towers, (3) trustee and servicing expenses, (4) management fees, and (5) to reserve a portion of advance rents from tenants. The restricted cash in the controlled deposit account in excess of required reserve balances is subsequently released to the Borrowers (as defined in Note 13) monthly, provided that the Borrowers are in compliance with their debt service coverage ratio and that no event of default has occurred. All monies held by the indenture trustee are classified as restricted cash on the Company’s Consolidated Balance Sheets.

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of December 31, 2013, the Company had $42.0 million in surety, payment and performance bonds for which it is only required to post $6.1 million in collateral. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of December 31, 2013 and 2012, the Company had also pledged $2.3 million and $2.3 million, respectively, as collateral related to its workers compensation policy. Restricted cash for surety bonds and workers compensation are included in other assets on the Company’s Consolidated Balance Sheets.

5.OTHER ASSETS

The Company’s other assets are comprised of the following:

	As of
	December 31, 2013	December 31, 2012
	(in thousands)

Restricted cash-LT	$8,991	$11,989
Long-term investments	52,801	52,939
Prepaid land rent	119,047	112,940
Straight-line receivable	179,292	116,361
Other	40,721	61,051
Total other assets:	$400,852	$355,280

6.ACQUISITIONS

Oi S.A. Acquisition

On November 26, 2013, the Company acquired the rights to use 2,113 towers in Brazil from Oi S.A. for an aggregate purchase price of $317.0 million with $299.2 million paid from cash on hand and borrowings under the Company’s Revolving Credit Facility and the remaining $17.8 million in other liabilities to be paid over the next year. These liabilities are included within accrued expenses on the Consolidated Balance Sheet. The preliminary allocation of the purchase price is subject to adjustment and will be finalized upon the completion of analyses of the fair value of the assets and liabilities acquired (up to one year from the acquisition date).

Other Acquisitions

During the year ended December 31, 2013, in addition to the Oi S.A. acquisition, the Company acquired 389 completed towers and related assets and liabilities. These acquisitions were not significant to the Company and, accordingly, pro forma financial information has not been presented. The Company evaluates all acquisitions after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met.

Subsequent to December 31, 2013, we acquired 154 towers and related assets for $230.1 million in cash.

Summary of Acquisitions

The following table summarizes the Company’s acquisition activity:

	For the year ended December 31,
	2013	2012	2011
Tower acquisitions (number of towers)	2,502	6,630	1,085

The following table summarizes the Company’s cash acquisition capital expenditures:

	For the year ended December 31,
	2013	2012	2011
	(in thousands)
Towers and related intangible assets (1)	$628,423	$2,205,859	$348,950
Ground lease land purchases (2)	48,956	46,865	25,755
Earnouts	9,324	5,931	4,615
Total cash acquisition capital expenditures	$686,703	$2,258,655	$379,320

(1)	Total acquisition capital expenditures for the year ended December 31, 2013, included $175.9 million related to an acquisition in Brazil which closed in the fourth quarter of 2012.
(2)

In addition, the Company paid $9.1 million, $9.7 million, and $9.8 million for ground lease extensions during the years ending 2013,  2012, and 2011, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheet.

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

During the second quarter of 2013, the Company identified a purchase price allocation adjustment related to an acquisition that occurred in the fourth quarter of the prior year, and accordingly, has recorded an adjustment to reclassify $54.1 million from Property and Equipment to Intangible Assets. The effect of this entry was not material to the Company’s Statement of Operations and Consolidated Balance Sheet for the periods presented, and as such, has only been reflected in the Consolidated Statement of Operations and Consolidated Balance Sheet as of and for the year ended December 31, 2013.

Earnouts

As of December 31, 2013, the Company’s estimate of its potential obligation if the performance targets contained in various acquisition agreements were met was $30.1 million which the Company has recorded in accrued expenses on the Consolidated Statement of Operations,  compared to the potential obligation of $9.8 million at December 31, 2012.

The Company recorded an adjustment of $1.5 million decreasing,  $0.8 million increasing, and $0.7 million decreasing  the estimated contingent consideration fair value during the years ended December 31, 2013,  2012, and 2011, respectively, which the Company has recorded in acquisition related expenses on the Consolidated Statement of Operations.

Foreign Currency Forward Contract

The Company measures its foreign currency forward contracts, which are recorded in Prepaid and other current assets, at fair value based on indicative prices in active markets (Level 2 inputs). These contracts do not qualify for hedge accounting and as such any gains and losses are reflected within Other Income, net in the accompanying Consolidated Statement of Operations.

On July 26, 2013, the Company entered into foreign currency forward contracts with a settlement date of October 30, 2013 for an aggregate notional amount of $305.0 million (R$697.1 million) to hedge the purchase price of the Oi S.A. acquisition in Brazil. The Company settled these contracts for proceeds and a gain of $14.1 million.

On October 29, 2013, the Company entered into foreign currency forward contracts with a settlement date of November 21, 2013 for an aggregate notional amount of $314.0 million (R$687.5 million) in order to continue to hedge the purchase price of the Oi S.A. acquisition. The Company settled these contracts by paying out and recording a loss of $12.8 million.

On January 10, 2014, the Company entered into two foreign currency forward contracts with a settlement date of March 26, 2014 creating an option collar for an aggregate notional amount of R$750.0 million in order to partially hedge the purchase price of a Brazilian acquisition that is anticipated to close March 31, 2014.

On February 11, 2014, the Company entered into foreign currency forward contracts with a settlement date of March 26, 2014 for an aggregate notional amount of $318.9 million (R$775.0 million) in order to hedge the remainder of the purchase price of the Brazilian acquisition that is anticipated to close March 31, 2014.

7.DISCONTINUED OPERATIONS

On September 6, 2012, the Company sold certain DAS networks located in New York, Chicago and Las Vegas, to ExteNet for approximately $119.3 million, comprised of $94.3 million in cash and $25.0 million in the form of a promissory note. On October 18, 2013, the Company received payment on the $25.0 million note including accrued interest.  One additional DAS network in Auburn, Alabama was sold to ExteNet on October 23, 2012 for $5.7 million in cash.

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

The key components of discontinued operations were as follows:

	For the year ended December 31,
	2013	2012	2011
	(in thousands)
Site leasing revenue	$—	$5,046	$—
Income from discontinued operations, net of taxes	—	2,296	—

8.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of December 31, 2013			As of December 31, 2012
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value
	(in thousands)
Current contract intangibles	$3,154,616	$(649,861)	$2,504,755	$2,744,968	$(462,016)	$2,282,952
Network location intangibles	1,209,142	(326,699)	882,443	1,101,566	(250,385)	851,181
Intangible assets, net	$4,363,758	$(976,560)	$3,387,198	$3,846,534	$(712,401)	$3,134,133

All intangible assets noted above are included in the Company’s site leasing segment. The Company amortizes its intangible assets using the straight-line method over 15 years. Amortization expense relating to the intangible assets above was $266.6 million, $188.7 million, and $133.1 million for the years ended December 31, 2013,  2012 and 2011, respectively.

Estimated amortization expense on the Company’s intangibles assets is as follows:

For the year ended December 31,	(in thousands)

2014	$290,716
2015	290,716
2016	290,716
2017	290,716
2018	290,716
Thereafter	1,933,618
Total	$3,387,198

9.PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of	As of
	December 31, 2013	December 31, 2012
	(in thousands)
Towers and related components	$3,821,482	$3,757,859
Construction-in-process	24,275	25,454
Furniture, equipment, and vehicles	40,274	35,278
Land, buildings, and improvements	364,830	290,931
	4,250,861	4,109,522
Less: accumulated depreciation	(1,672,417)	(1,438,205)
Property and equipment, net	$2,578,444	$2,671,317

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $266.1 million, $219.5 million, and $175.8 million for the years ended December 31, 2013,  2012, and 2011, respectively. At December 31, 2013 and 2012, non-cash capital expenditures that are included in accounts payable and accrued expenses were $11.4 million and $17.3 million, respectively.

10.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of	As of
	December 31, 2013	December 31, 2012
	(in thousands)
Costs incurred on uncompleted contracts	$94,145	$55,349
Estimated earnings	32,547	20,883
Billings to date	(108,070)	(53,708)
	$18,622	$22,524

These amounts are included in the accompanying Consolidated Balance Sheets under the following captions:

	As of	As of
	December 31, 2013	December 31, 2012
	(in thousands)
Costs and estimated earnings in excess of
billings on uncompleted contracts	$27,864	$23,644
Other current liabilities (Billings in excess of costs and
estimated earnings on uncompleted contracts)	(9,242)	(1,120)
	$18,622	$22,524

At December 31, 2013, eight significant customers comprised 89.6% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, while at December 31, 2012,  five significant customers comprised 86.5% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

11.CONCENTRATION OF CREDIT RISK

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

	Percentage of Total Revenues
	for the year ended December 31,
	2013	2012	2011

Sprint (1)	24.9%	23.9%	21.9%
AT&T Wireless	19.0%	20.3%	23.8%
T-Mobile (2)	17.3%	17.2%	13.5%
Verizon Wireless	11.1%	12.7%	14.8%

The Company’s site leasing and site development segments derive revenue from these customers. Client percentages of total revenue in each of the segments are as follows:

	Percentage of Site Leasing Revenues
	for the year ended December 31,
	2013	2012	2011

Sprint (1)	28.5%	26.8%	24.6%
AT&T Wireless	21.9%	22.9%	26.8%
T-Mobile (2)	18.7%	18.6%	14.2%
Verizon Wireless	12.1%	13.2%	15.5%

	Percentage of Site Development Revenues
	for the year ended December 31,
	2013	2012	2011

Ericsson, Inc.	34.5%	24.5%	9.0%
Nsoro Mastec, LLC	3.0%	16.2%	35.6%

(1)Prior year amounts have been adjusted to reflect the merger of Sprint and Clearwire.

(2)Prior year amounts have been adjusted to reflect the merger of T-Mobile and Metro PCS.

Five significant customers comprised 51.5% of total gross accounts receivable at December 31, 2013 compared to five significant customers which comprised 55.5% of total gross accounts receivable at December 31, 2012.

12.ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	December 31, 2013	December 31, 2012
	(in thousands)
Accrued earnouts	$30,063	$9,840
Salaries and benefits	11,351	8,810
Real estate and property taxes	9,814	9,580
Other	34,903	13,822
	$86,131	$42,052

As of December 31, 2012, total other current liabilities in the Company’s consolidated balance sheet was $195.7 million of which $177.5 million related to the deferred payment on the acquisition of 800 towers in Brazil.

13.     DEBT

The carrying and principal values of debt consist of the following (in thousands):

	Maturity	As of		As of
	Date	December 31, 2013		December 31, 2012
		Principal Balance	Carrying Value	Principal Balance	Carrying Value
1.875% Convertible Senior Notes	May 1, 2013	$—	$—	$468,836	$457,351
4.000% Convertible Senior Notes	Oct. 1, 2014	499,944	468,394	499,987	430,751
8.250% Senior Notes	Aug. 15, 2019	243,750	242,387	243,750	242,205
5.625% Senior Notes	Oct. 1, 2019	500,000	500,000	500,000	500,000
5.750% Senior Notes	July 15, 2020	800,000	800,000	800,000	800,000
4.254% 2010-1 Tower Securities	April 15, 2015	680,000	680,000	680,000	680,000
5.101% 2010-2 Tower Securities	April 17, 2017	550,000	550,000	550,000	550,000
2.933% 2012-1Tower Securities	Dec. 15, 2017	610,000	610,000	610,000	610,000
2.240% 2013-1C Tower Securities	April 17, 2018	425,000	425,000	—	—
3.722% 2013-2C Tower Securities	April 17, 2023	575,000	575,000	—	—
3.598% 2013-1D Tower Securities	April 17, 2018	330,000	330,000	—	—
Revolving Credit Facility	May 9, 2017	215,000	215,000	100,000	100,000
2011 Term Loan B	June 30, 2018	180,529	180,234	492,500	491,518
2012-1 Term Loan A	May 9, 2017	185,000	185,000	195,000	195,000
2012-2 Term Loan B	Sept. 28, 2019	109,971	109,745	300,000	299,278
BNDES Loans	various	5,847	5,847	—	—
Total debt		$5,910,041	$5,876,607	$5,440,073	$5,356,103
Less: current maturities of long-term debt			(481,886)		(475,351)
Total long-term debt, net of current maturities			$5,394,721		$4,880,752

The Company’s future principal payment obligations (based on the outstanding debt as of December 31, 2013 and assuming the Tower Securities are repaid at their respective anticipated repayment dates) are as follows:

For the year ended December 31,	(in thousands)
2014	$513,436
2015	698,983
2016	21,460
2017	1,511,208
2018	936,233
Thereafter	2,228,721
Total	$5,910,041

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the years ended December 31, 2013,  2012, and 2011, respectively:

	For the year ended December 31,
	2013		2012		2011
	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	Interest	Interest	Interest	Interest	Interest	Interest
	(in thousands)
1.875% Convertible Senior Notes	$2,670	$10,434	$9,885	$36,388	$10,090	$33,844
4.0% Convertible Senior Notes	19,998	38,307	20,000	33,149	20,000	29,149
8.0% Senior Notes	—	—	15,867	174	30,000	309
8.25% Senior Notes	20,109	182	23,177	192	30,938	237
5.625% Senior Notes	28,125	—	7,266	—	—	—
5.75% Senior Notes	46,000	—	21,594	—	—	—
2010 Secured Tower Revenue Securities	57,383	—	57,377	—	57,371	—
2012 Secured Tower Revenue Securities	18,085	—	7,133	—	—	—
2013 Secured Tower Revenue Securities	30,392	—	—	—	—	—
Revolving Credit Facility	4,515	—	4,392	—	3,209	—
2011 Term Loan	10,533	101	18,894	179	9,705	90
2012-1 Term Loan	4,557	—	3,567	—	—	—
2012-2 Term Loan	6,416	61	2,969	28	—	—
Mobilitie Bridge Loan	—	—	4,239	—	—	—
Other	268	—	(119)	—	(417)	—
Total	$249,051	$49,085	$196,241	$70,110	$160,896	$63,629

Senior Credit Agreement

On February 11, 2010, SBA Senior Finance II, LLC, an indirect wholly-owned subsidiary of the Company (“SBA Senior Finance II”), entered into a credit agreement for a $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility,” formerly referred to as the 2010 Credit Facility) with several banks and other financial institutions or entities from time to time parties to the credit agreement.

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

On May 9, 2012, SBA Senior Finance II entered into a First Amendment to the Senior Credit Agreement (the “First Amendment”) with the lenders parties thereto and the Administrative Agent, to extend the maturity date of the Revolving Credit Facility to May 9, 2017.

Also on May 9, 2012, SBA Senior Finance II entered into a Second Amendment to the Senior Credit Agreement (the “Second Amendment”) with the lenders parties thereto and the Administrative Agent, to obtain a new $200.0 million senior secured term loan (the “2012-1 Term Loan”). The Company incurred financing fees of $2.7 million associated with the closing of this transaction which are being amortized through the maturity date.

On September 28, 2012, SBA Senior Finance II entered into a Third Amendment to the Senior Credit Agreement (the “Third Amendment”) and Fourth Amendment to the Senior Credit Agreement (the “Fourth Amendment”) with the lenders parties thereto and the Administrative Agent, to amend certain definitions related to the calculation of leverage at the SBA level to be consistent with the method for calculating leverage at the SBA Senior Finance II level and to amend the Senior Credit Agreement to permit SBA Senior Finance II, without the consent of the other lenders, to request that one or more lenders provide SBA Senior Finance II with additional term loans or to increase the commitments under the Revolving Credit Facility. SBA Senior Finance II’s ability to request such additional term loans or increases in the Revolving Credit Facility is subject to its compliance with the conditions set forth in the Senior Credit Agreement.

On September 28, 2012, SBA Senior Finance II also entered into a Fifth Amendment to the Senior Credit Agreement (the “Fifth Amendment”) with the lenders parties thereto and the Administrative Agent, to obtain a new $300.0 million senior secured term loan (the “2012-2 Term Loan” collectively with the 2011 Term Loan and the 2012-1 Term Loan, the “Term Loans”). The Company incurred financing fees of $3.5 million associated with the closing of this transaction which are being amortized through the maturity date.

On January 28, 2013, SBA Senior Finance II exercised its right to increase the aggregate principal amount of the Revolving Credit Facility from $700.0 million to $730.0 million.

On March 14, 2013, SBA Senior Finance II exercised its right to increase the aggregate principal amount of the Revolving Credit Facility from $730 million to $770 million.

On August 27, 2013, SBA Senior Finance II entered into a Sixth Amendment to the Senior Credit Agreement (the “Sixth Amendment”) with the lenders parties thereto and the Administrative Agent. The Sixth Amendment amended the Senior Credit Agreement to, among other things, (i) increase the existing Consolidated Total Debt to Annualized Borrower EBITDA ratio maintenance covenant from 6.0x to 6.5x and (ii) proportionately adjust various leverage-based covenants, including mandatory repayments and restrictions on acquired indebtedness, general dispositions of assets, restricted payments, and general investments.

In addition, the Sixth Amendment modified the incremental capacity under the Senior Credit Agreement for increases in the Revolving Credit Facility and issuances of incremental term loan facilities from a fixed cap to an incurrence-based availability test which permits SBA Senior Finance II to request that one or more lenders provide (i) additional commitments under the Revolving Credit Facility and (ii) additional term loans, in each case without requesting the consent of the other lenders provided that after giving effect to the proposed increase in Revolving Credit Facility commitments or incremental term loans the ratio of Consolidated Total Debt to Annualized Borrower EBITDA would not exceed 6.5x. In addition, the amendment modified the percentage of allowable annualized borrower EBITDA for foreign subsidiaries from 10.0% to 35.0%.

On February 7, 2014, SBA Senior Finance II entered into a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with several banks and other financial institutions or entities from time to time parties to the Second A&R Credit Agreement to, among other things, obtain a new delayed draw $1.5 billion senior secured term loan (the “2014 Term Loan”) and to amend certain terms of the existing Senior Credit Agreement. In addition to providing for the 2014 Term Loan, the Second A&R Credit Agreement amended the terms of the Senior Credit Agreement to, among other things, amend the terms of certain events of default, modify certain financial maintenance covenants and remove the parent financial maintenance leverage covenant to reflect an increased size of SBA Senior Finance II and its restricted subsidiaries.  All other material terms of the Senior Credit Agreement, as amended, remained unchanged. The Company incurred financing fees of $5.6 million to date associated with the closing of this transaction which are being amortized through the maturity date. Net proceeds from the first funding of the 2014 Term Loan were used to (1) repay in full the remaining $180.5 million balance of the 2011 Term Loan, (2) repay in full the remaining $110.0 million balance of the 2012-2 Term Loan, and (3) to repay the $390.0 million outstanding balance under the Revolving Credit Facility. The net proceeds from the second funding will be used (1) to pay the cash consideration in connection with SBA’s acquisition of towers from Oi S.A. in Brazil and (2) for general corporate purposes.

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility is governed by the Senior Credit Agreement. As of December 31, 2013, the Revolving Credit Facility consists of a revolving loan under which up to $770.0 million aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest at the Eurodollar Rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, May 9, 2017. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. A per annum commitment fee of 0.375% to 0.5% of the unused commitments under the Revolving Credit Facility is charged based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period. As of December 31, 2013, the amount outstanding of $215.0 million was accruing interest at 2.045% per year.

During the year ended December 31, 2013,  the Company borrowed $340.0 million and repaid $225.0 million of the outstanding balance under the Revolving Credit Facility. The availability under the Revolving Credit Facility was $555.0 million at December 31, 2013, subject to compliance with specified financial ratios and satisfaction of other customary conditions to borrowing.

On January 8, 2014, the Company borrowed an additional $175.0 million under the Revolving Credit Facility leaving the availability under the Revolving Credit Facility at $380.0 million.

On February 7, 2014, a portion of the proceeds of the 2014 Term Loan were used to fully repay the outstanding balance under the Revolving Credit Facility, returning the availability to $770.0 million.

Term Loans under the Senior Credit Agreement

2011 Term Loan

The 2011 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $500.0 million that matures on June 30, 2018. The 2011 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin of 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus a margin of 275 basis points (with a Eurodollar Rate floor of 1%). As of December 31, 2013, the 2011 Term Loan was accruing interest at 3.75% per annum. SBA Senior Finance II has the ability to prepay any or all amounts under the 2011 Term Loan without premium or penalty. The 2011 Term Loan was issued at 99.75% of par value. The Company incurred deferred financing fees of $4.9 million associated with this transaction which are being amortized through the maturity date.

During the year ended December 31, 2013,  the Company repaid $312.0 million on the 2011 Term Loan. Included in this amount was a prepayment of $310.7 million made on April 24, 2013 using proceeds from the 2013 Tower Securities. In connection with the prepayment, the Company expensed $2.3 million of net deferred financing fees and $0.6 million of discount related to the debt. As a result of the prepayment, no further scheduled quarterly principal payments are required until the maturity date. As of December 31, 2013, the 2011 Term Loan had a principal balance of $180.5 million. The remaining $1.1 million of deferred financing fees, net are being amortized through the maturity date.

On February 7, 2014, the Company repaid the entire $180.5 million outstanding principal balance of the 2011 Term Loan. In connection with the prepayment, the Company expensed $1.1 million of net deferred financing fees and $0.3 million of discount related to the debt.

2012-1 Term Loan

The 2012-1 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $200.0 million that matures on May 9, 2017. The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of December 31, 2013, the 2012-1 Term Loan was accruing interest at 2.17% per annum. Principal payments on the 2012-1 Term Loan commenced on September 30, 2012 and are being made in quarterly installments on the last day of each March,

June, September and December, in an amount equal to $2.5 million for each of the first eight quarters, $3.75 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-1 Term Loan without premium or penalty. To the extent not previously repaid, the 2012-1 Term Loan will be due and payable on the maturity date. The 2012-1 Term Loan was issued at par. The Company incurred deferred financing fees of $2.7 million in relation to this transaction which are being amortized through the maturity date.

During the year ended December 31, 2013, the Company repaid $10.0 million of principal on the 2012-1 Term Loan. As of December 31, 2013, the 2012-1 Term Loan had a principal balance of $185.0 million.

2012-2 Term Loan

The 2012-2 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $300.0 million that matures on September 28, 2019. The 2012-2 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus 275 basis points (with a Eurodollar Rate floor of 1%). As of December 31, 2013, the 2012-2 Term Loan was accruing interest at 3.75% per annum. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-2 Term Loan without premium or penalty. To the extent not previously repaid, the 2012-2 Term Loan will be due and payable on the maturity date. The 2012-2 Term Loan was issued at 99.75% of par value. The Company incurred deferred financing fees of approximately $3.5 million in relation to this transaction which are being amortized through the maturity date.

During the year ended December 31, 2013,  the Company repaid $190.0 million on the 2012-2 Term Loan. Included in this amount was a prepayment of $189.3 million made on April 24, 2013 using proceeds from the 2013 Tower Securities. In connection with the prepayment, the Company expensed $2.0 million of net deferred financing fees and $0.4 million of discount related to the debt. As a result of the prepayment, no further scheduled quarterly principal payments are required until the maturity date. As of December 31, 2013, the 2012-2 Term Loan had a principal balance of $110.0 million. The remaining $1.0 million of deferred financing fees, net are being amortized through the maturity date.

On February 7, 2014, the Company repaid the entire $110.0 million outstanding principal balance of the 2012-2 Term Loan. In connection with the prepayment, the Company expensed $1.0 million of net deferred financing fees and $0.2 million of discount related to the debt.

2014 Term Loan

The 2014 Term Loan consists of a delayed draw senior secured Term Loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021.  The first funding, of $750.0 million occurred on February 7, 2014 and the second funding, of $750.0 million, is expected to occur in March 2014.  The 2014 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. However, to the extent the 2014 Term Loan is prepaid prior to August 7, 2014 from proceeds of certain refinancing or repricing transactions, a prepayment fee equal to 1.0% of the aggregate principal amount of such prepayment will apply.  The Company incurred deferred financing fees of approximately $5.6 million to date in relation to this transaction which are being amortized through the maturity date.

Net proceeds from the first funding of the 2014 Term Loan were used to (1) repay in full the remaining $180.5 million balance of the 2011 Term Loan, (2) repay in full the remaining $110.0 million balance of the 2012-2 Term Loan, and (3) to repay the $390.0 million outstanding balance under the Revolving Credit Facility. The net proceeds from the second funding will be used (1) to pay the cash consideration in connection with SBA’s acquisition of towers from Oi S.A. in Brazil and (2) for general corporate purposes.

Terms of the Senior Credit Agreement

As amended in February 2014, the Senior Credit Agreement,  requires SBA Senior Finance II to maintain specific financial ratios, including (1) a ratio of Consolidated Total Debt to Annualized Borrower EBITDA not to exceed 6.5 times for any fiscal quarter, (2) a ratio of Consolidated Total Debt and Net Hedge Exposure (calculated in accordance with the Senior Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 6.5 times for 30 consecutive days and (3) a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (calculated in accordance with the Senior Credit Agreement) of not less than 2.0 times for any fiscal quarter. The Senior Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of SBA Senior Finance II and its subsidiaries to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions, merge or consolidate, make certain restricted payments, enter into transactions with affiliates, and engage in certain asset dispositions, including a sale of all or substantially all of their property. As of December 31, 2013, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement. The Senior Credit Agreement is also subject to customary events of default. Pursuant to the Second Amended and Restated Guarantee and Collateral Agreement, amounts borrowed under the Revolving Credit Facility, the Term Loans and certain hedging transactions that may be entered into by SBA Senior Finance II or the Subsidiary Guarantors (as defined in the Senior Credit Agreement) with lenders or their affiliates are secured by a first lien on the membership interests of SBA Telecommunications, LLC (formerly known as SBA Telecommunications Inc.), SBA Senior Finance, LLC (formerly known as SBA Senior Finance, Inc.) and SBA Senior Finance II and on substantially all of the assets (other than leasehold, easement and fee interests in real property) of SBA Senior Finance II and the Subsidiary Guarantors.

As amended in February 2014, the Senior Credit Agreement permits SBA Senior Finance II, without the consent of the other lenders, to request that one or more lenders provide SBA Senior Finance II with increases in the Revolving Credit Facility or additional term loans provided that after giving effect to the proposed increase in Revolving Credit Facility commitments or incremental term loans the ratio of Consolidated Total Debt to Annualized Borrower EBITDA would not exceed 6.5x. SBA Senior Finance II’s ability to request such increases in the Revolving Credit Facility or additional term loans is subject to its compliance with customary conditions set forth in the Senior Credit Agreement including compliance, on a pro forma basis, with the financial covenants and ratios set forth therein with respect to any additional term loan and an increase in the margin on existing term loans, to the extent required by the terms of the Senior Credit Agreement. Upon SBA Senior Finance II’s request, each lender may decide, in its sole discretion, whether to increase all or a portion of its Revolving Credit Facility commitment or whether to provide SBA Senior Finance II with additional term loans and, if so, upon what terms.

Mobilitie Bridge Loan

Simultaneous with the closing of the Mobilitie acquisition in April 2012,  a wholly-owned subsidiary, SBA Monarch, as borrower, entered into a credit agreement with the several lenders from time to time parties thereto (the “Bridge Loan Credit Agreement”). Pursuant to the Bridge Loan Credit Agreement, SBA Monarch borrowed an aggregate principal amount of $400 million under a senior secured bridge loan (the “Mobilitie Bridge Loan”). The Mobilitie Bridge Loan bore interest, at SBA Monarch’s election, at either the Base Rate plus a margin that ranged from 2.00% to 2.50% or the Eurodollar Rate plus a margin that ranged from 3.00% to 3.50%, in each case based on SBA Monarch’s ratio of Consolidated Total Debt to Consolidated Adjusted EBITDA (calculated in accordance with the Bridge Loan Credit Agreement).

On July 13, 2012, the Company repaid the $400 million principal outstanding under the Mobilitie Bridge Loan from the proceeds of the 5.75% Senior Notes.

Secured Tower Revenue Securities

2010 Tower Securities

On April 16, 2010, the Company, through a New York common law trust (the “Trust”), issued $680.0 million of 2010-1 Tower Securities and $550.0 million of 2010-2 Tower Securities (together the “2010 Tower Securities”). The 2010-1 Tower Securities have an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The weighted average annual fixed interest rate of the 2010 Tower Securities is 4.7%, including borrowers’ fees, payable monthly. The anticipated repayment date and the final maturity date for the 2010–1 Tower Securities is April 15, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010–2 Tower Securities is April 17, 2017 and April 15, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers (as defined below).  The Company incurred deferred financing fees of $18.0 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2010 Tower Securities.

2012-1 Tower Securities

On August 9, 2012, the Company, through the Trust, issued $610.0 million of Secured Tower Revenue Securities Series 2012-1 (the “2012-1 Tower Securities”) which have an anticipated repayment date of December 15, 2017 and a final maturity date of December 15, 2042. The fixed interest rate of the 2012-1 Tower Securities is 2.933% per annum, payable monthly. The Company incurred deferred financing fees of $14.9 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2012-1 Tower Securities.

2013 Tower Securities

On April 18, 2013, the Company, through the Trust, issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C which have an anticipated repayment date of April 2018 and a final maturity date of April 2043,  $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C which have an anticipated repayment date of April 2023 and a final maturity date of April 2048, and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D which have an anticipated repayment date of April 2018 and a final maturity date of April 2043 (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities have a blended interest rate of 3.218% and a weighted average life through the anticipated repayment date of 7.2 years. The Company incurred deferred financing fees of $25.3 million in relation to this transaction which are being amortized through the anticipated repayment date.

Net proceeds from this offering were used to repay the $100 million outstanding balance under the Revolving Credit Facility, $310.7 million of the 2011 Term Loan, and $189.3 million of the 2012-2 Term Loan under the Senior Credit Agreement. The remaining net proceeds were used to satisfy unhedged obligations in connection with the 1.875% Convertible Senior Notes.

In connection with the issuance of the 2013 Tower Securities, the parties entered into the Sixth Loan Agreement Supplement and Amendment, dated as of April 18, 2013 (the “Sixth Loan Supplement”) and the Seventh Loan and Security Agreement Supplement and Amendment, dated as of April 18, 2013 (the “Seventh Loan Supplement” and together with the Sixth Loan Supplement, the “Loan Supplement”), which amended and supplemented the Amended and Restated Loan and Security Agreement, dated as of November 18, 2005. The Loan Supplements  were executed by and among SBA Properties, LLC (formerly known as SBA Properties, Inc.), SBA Sites, LLC (formerly known as SBA Sites, Inc.), SBA Structures, LLC (formerly known as SBA Structures, Inc.), SBA Infrastructure, LLC, SBA Monarch Towers III, LLC, SBA Towers USVI II, Inc., SBA Towers USVI, Inc., SBA Monarch Towers I, LLC, SBA 2012 TC Assets, LLC, SBA 2012 TC Assets PR, LLC, and SBA Towers IV, LLC (the “Borrowers”) and other parties. Pursuant to the Loan Supplements, the Borrowers became jointly and severally liable for the aggregate $3.17 billion borrowed under the mortgage loan corresponding to the 2010 Tower Securities, 2012-1 Tower Securities, and 2013 Tower Securities.

 Tower Revenue Securities Terms

The mortgage loan underlying the 2010 Tower Securities, 2012-1 Tower Securities, and 2013 Tower Securities will be paid from the operating cash flows from the aggregate 8,932 tower sites owned by the Borrowers. The mortgage loan is secured by (i) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (ii) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (iii) the Borrowers’ rights under certain tenant leases, and (iv) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary, is entitled to receive a management fee equal to 7.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (i) within nine months (in the case of the components corresponding to the 2010 Tower Securities), twelve months (in the case of the component corresponding to the 2012-1 Tower Securities, Secured Tower Revenue Securities Series 2013-1C, and Secured Tower Revenue Securities Series 2013-1D), or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C) of the anticipated repayment date of such mortgage loan component, (ii) with proceeds received as a result of any condemnation or casualty of any tower site owned by the Borrowers or (iii) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of the Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the excess, if any, of (1) the present value associated with the portion of the principal balance being prepaid, calculated in accordance with the formula set forth in the mortgage loan agreement, on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date within nine months (in the case of the components corresponding to the 2010 Tower Securities), twelve months (in the case of the component corresponding to the 2012-1 Tower Securities, Secured Tower Revenue Securities Series 2013-1C, and Secured Tower Revenue Securities Series 2013-1D), or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C) of the anticipated repayment date of such mortgage loan component over (2) that portion of the principal balance of such class prepaid on the date of such prepayment.

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

Pursuant to the terms of the Tower Securities, all rents and other sums due on any of the towers owned by the Borrowers are directly deposited by the lessees into a controlled deposit account and are held by the indenture trustee. The monies held by the indenture trustee after the release date are classified as restricted cash on the Consolidated Balance Sheets (see Note 4). However, if the Debt Service Coverage Ratio, defined as the net cash flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers are required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30x or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the Debt Service Coverage Ratio exceeds 1.30x for two consecutive calendar quarters. If the Debt Service Coverage Ratio falls below 1.15x as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the Debt Service Coverage Ratio exceeds 1.15x for a calendar quarter. In addition, if either the 2010-1 Tower Securities, 2010-2 Tower Securities, 2012-1 Tower Securities, or the 2013 Tower Securities are not fully repaid by their respective anticipated repayment dates, the cash flow from the towers owned by the Borrowers will be trapped by the trustee for the Tower Securities and applied first to repay the interest, at the original interest rates, on the mortgage loan components underlying the Tower Securities, second to fund all reserve accounts and operating expenses associated with those towers, third to pay the management fees due to SBA Network Management, Inc., fourth to repay principal of the Tower Securities and fifth to repay the additional interest discussed above. The mortgage loan agreement, as amended, also includes covenants customary for mortgage loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. As of December 31, 2013, the Borrowers met the required Debt Service Coverage Ratio as set forth in the mortgage loan agreement and were in compliance with all other covenants.

1.875% Convertible Senior Notes due 2013

On May 16, 2008,  the Company issued $550.0 million of its 1.875% Convertible Senior Notes (the “1.875% Notes”). Interest was payable semi-annually on May 1 and November 1, and the 1.875% Notes matured on May 1, 2013. The 1.875% Notes were convertible, at the holder’s option, into shares of the Company’s Class A common stock at an initial conversion rate of 24.1196 shares of Class A common stock per $1,000 principal amount of 1.875% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $41.46 per share or a 20% conversion premium based on the last reported sale price of $34.55 per share of Class A common stock on the Nasdaq Global Select Market on May 12, 2008, the purchase agreement date.

Prior to the final settlement period, which began on February 22, 2013, the holders converted $18.1 million in principal of the 1.875% Notes. These notes were converted and settled with the issuance of 437,134 shares of the Company’s common stock pursuant to the terms of the Indenture. In connection with these conversions, the related convertible note hedges and a portion of the common stock warrants were settled. As a result, the Company received a net 71,054 shares of its Class A common stock.

Pursuant to the terms of the indenture, on February 1, 2013, the Company provided notice to the trustee and holders of its 1.875% Notes that the Company elected to settle 100% of its future conversion obligations pursuant to the Indenture governing the 1.875% Notes in cash, effective February 4, 2013.

During the final settlement period, the Company received additional conversion notices from holders of an aggregate of $450.6 million in principal of the 1.875% Notes (excluding $81.2 million in principal of the notes held by the Company wholly owned subsidiary which were also converted). Pursuant to the terms of the Indenture, these notes were converted at a price of $1,764.02 per $1,000 of principal or an aggregate of $794.8 million which were settled in cash. The remaining $142,000 aggregate principal amount of 1.875% Notes that was not converted matured on May 1, 2013 and was settled in cash at principal plus accrued interest.

Concurrently with the settlement of its conversion obligation, the Company settled the convertible note hedges that it had initially entered into at the time the outstanding 1.875% Notes were issued. In connection with the settlement of these hedges, the Company received an aggregate of $182.9 million in cash.

During the year ended December 31, 2013, the Company paid $97.9 million in cash and issued 392,532 shares of its Class A common stock to settle the related warrants. These warrants have a strike price of $67.37 per share.

During the third quarter of 2013,  the Company sold its claim against Lehman Brothers, related to a hedge terminated when Lehman Brothers filed for bankruptcy in 2008, for $27.3 million and recorded a gain on the transaction of the same amount. The gain has been recorded within Other Income, net in the accompanying Consolidated Statement of Operations.

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

The 4.0% Notes are convertible, at the holder’s option, into shares of the Company’s Class A common stock, at an initial conversion rate of 32.9164 shares of its Class A common stock per $1,000 principal amount of 4.0% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $30.38 per share or a 22.5% conversion premium based on the last reported sale price of $24.80 per share of the Company’s Class A common stock on the Nasdaq Global Select Market on April 20, 2009, the purchase agreement date.

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

 The Company is amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate of the 4.0% Notes from its coupon rate of 4.0% to 12.9%. As of December 31, 2013, the carrying amount of the equity component related to the 4.0% Notes was $169.0 million.

The 4.0 % Notes are reflected in long-term debt in the Consolidated Balance Sheets at their carrying value. The following table summarizes the balances for the 4.0% Notes:

	As of December 31,
	2013	2012
	(in thousands)
Principal balance	$499,944	$499,987
Debt discount	(31,550)	(69,236)
Carrying value	$468,394	$430,751

The 4.0% Notes are convertible only under the following circumstances:

•during any calendar quarter, if the last reported sale price of the Class A common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter is more than 130% of the applicable conversion price per share of Class A common stock on the last day of such preceding calendar quarter,

•during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 4.0% Notes for each day in the measurement period was less than 95% of the product of the last reported sale price of the Class A common stock and the applicable conversion rate,

•if specified distributions to holders of Class A common stock are made or specified corporate transactions occur, and

•at any time on or after July 22, 2014.

Upon conversion, the Company has the right to settle its conversion obligation in cash, shares of Class A common stock or a combination of cash and shares of its Class A common stock. From time to time, upon notice to the holders of the 4.0% Notes, the Company may change its election regarding the form of consideration that it will use to settle its conversion obligation; provided, however, that it is not permitted to change its settlement election after July 21, 2014 for the 4.0% Notes. At the time of the issuance of the 4.0% Notes, the Company elected to settle its conversion obligations in stock. As of December 31, 2013,  the Company has not changed its election.

During the year ended December 31, 2013, the 4.0% Notes were convertible based on the fact that the Company’s Class A common stock closing price per share exceeded $39.49 for at least 20 trading days during the 30 consecutive trading day period during the last month of the prior quarter. As a result of conversions exercised by holders pursuant to the terms of the indenture, during the year ended December 31, 2013,  the Company converted $43,000 in principal amount of 4.0% Notes and settled its conversion obligation through the issuance of 1,404 shares of its Class A common stock. In connection with these conversions, the related convertible note hedges and a portion of the common stock warrants were settled. As a result, the Company received a net 641 shares of its Class A common stock. In addition, the Company received conversion notices totaling $33,000 in principal amount of the 4.0% Notes during the fourth quarter of 2013, which will settle during the first quarter of 2014 in shares of its Class A common stock and cash for fractional shares.

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

Net proceeds of this offering were $727.8 million after deducting expenses and the original issue discount. The Company is amortizing the debt discount on the Senior Notes utilizing the effective interest method over the life of the 8.0% Notes and 8.25% Notes.

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

On August 29, 2012, the Company redeemed the remaining $243.8 million principal balance of the 8.0% Notes and paid $14.6 million in applicable premium on the redemption of the notes. The Company expensed $1.0 million and $3.4 million of debt discount and deferred financing fees, respectively, related to the redemption of the notes.

As of December 31, 2013, the principal balance of the 8.25% Notes was $243.8 million and the carrying value was $242.4 million.

5.75% Senior Notes

On July 13, 2012, Telecommunications issued $800.0 million of unsecured senior notes (the “5.75% Notes”) due July 15, 2020. The Notes accrue interest at a rate of 5.75% and were issued at par. Interest on the 5.75% Notes is due semi-annually on July 15 and January 15 of each year beginning on January 15, 2013. The Company incurred deferred financing fees of $14.0 million in relation to this transaction which are being amortized through the maturity date. The Company used the net proceeds from this offering to (1) repay all amounts outstanding under the Mobilitie Bridge Loan and (2) repay all amounts outstanding under the Revolving Credit Facility. The remaining proceeds were used for general corporate purposes.

In connection with the issuance of the 5.75% Notes, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with J.P. Morgan Securities LLC, as representative of the Initial Purchasers. Pursuant to the terms of the Registration Rights Agreement, SBAC and Telecommunications filed a registration statement, which was declared effective, with respect to an offer to exchange the 5.75% Notes for new notes guaranteed by SBAC registered under the Securities Act of 1933, as amended (the “Securities Act”), on May 31, 2013. The exchange offer was consummated on July 5, 2013.

5.625% Senior Notes

On September 28, 2012, the Company issued $500.0 million of unsecured senior notes (the “5.625% Notes”) due October 1, 2019. The 5.625% Notes accrue interest at a rate of 5.625% per annum and were issued at par. Interest on the 5.625% Notes is due semi-annually on October 1 and April 1 of each year beginning on April 1, 2013. The Company incurred deferred financing fees of $8.5 million in relation to this transaction which are being amortized through the maturity date. The Company used the proceeds from the issuance of the 5.625% Notes to pay a portion of the cash consideration in the TowerCo II Holdings LLC acquisition.

In connection with the issuance of the 5.625% Notes, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with J.P. Morgan Securities LLC, as representative of the Initial Purchasers. Pursuant to the terms of the Registration Rights Agreement, the Company filed a registration statement, which was declared effective, with respect to an offer to exchange the 5.625% Notes for new notes registered under the Securities Act on May 31, 2013. The exchange offer was consummated on July 5, 2013.

BNDES Loans

During the year ended December 31, 2013, the Company assumed several loans valued at $5.0 million as part of an acquisition in Brazil (the “BNDES Loans”). The Company also borrowed an additional $1.3 million in new loans and made repayments of $0.2 million under existing loans.  The BNDES Loans have interest rates ranging from 2.5% to 6.5%. Principal and interest are due in monthly installments and ending on various dates from January 18, 2016 through July 19, 2018. As of December 31, 2013, the principal balance of the BNDES Loans was $5.8 million and the carrying value was $5.8 million.

14.REDEEMABLE NONCONTROLLING INTERESTS

In connection with the Company’s business operations in Canada and Central America, the Company entered into agreements with non-affiliated joint venture partners that contained both a put option for its partners and a call option for the Company, requiring or allowing the Company, in certain circumstances, to purchase the remaining interest in such entity at a price based on predetermined earnings multiples. Each of these options is triggered upon the occurrence of specified events and/or upon the passage of time. During 2011, the Company paid approximately $0.7 million to purchase the outstanding 4.6% interest in the Canadian joint venture increasing the Company’s interest in that joint venture to 100%. The noncontrolling interest in the Central American joint venture is classified as a redeemable equity interest in mezzanine (or temporary equity) on the Company’s Consolidated Balance Sheets.

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

15.SHAREHOLDERS’ EQUITY

Common Stock equivalents

The Company has potential common stock equivalents related to its outstanding stock options (see Note 16), restricted stock units, the 1.875% Notes and the 4.0% Notes (see Note 13). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive for the years ended December 31, 2013,  2012 and 2011, respectively. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for the years presented.

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

During the years ended December 31, 2013 and 2012, the Company did not repurchase any shares in conjunction with the stock repurchase program. During the year ended December 31, 2011, the Company repurchased and retired approximately 5,917,940 shares for an aggregate of $225.1 million including commissions and fees (of which $75.1 million was purchased under a previous repurchase plan). As of December 31, 2013, the Company had a remaining authorization to repurchase an additional $150.0 million of its common stock under its current $300.0 million stock repurchase program.

Registration of Additional Shares

On May 20, 2010, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 15.0 million shares of the Company’s Class A common stock issuable under the 2010 Performance and Equity Incentive Plan (see Note 16).

The Company filed shelf registration statements on Form S-4 with the Securities and Exchange Commission registering 4.0 million shares of its Class A common stock in 2007. These shares may be issued in connection with acquisitions of wireless communication towers or antenna sites and related assets or companies that own wireless communication towers, antenna sites, or related assets. During the years ended December 31, 2013,  2012 and 2011, the Company did not issue any shares of its Class A common stock pursuant to this registration statement in connection with acquisitions. At December 31, 2013, approximately 1.7 million shares remain available for issuance under this shelf registration statement.

On February 27, 2012, the Company filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables the Company to issue shares of the Company’s Class A common stock, preferred stock, or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, the Company will file a prospectus supplement and advise the Commission of the amount and type of securities each time the Company issues securities under this registration statement. For the year ended December 31, 2013, the Company did not issue any securities under this automatic shelf registration statement.

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

16.STOCK-BASED COMPENSATION

The Company has two equity participation plans (the 2001 Equity Participation Plan and the 2010 Performance and Equity Incentive Plan, the “2010 Plan”) whereby options (both non-qualified and incentive stock options), restricted stock units, stock appreciation rights, and other equity and performance based instruments may be granted to directors, employees, and consultants. The options and restricted stock units generally vest from the date of grant on a straight-line basis over the vesting term and generally have a seven-year or a ten-year contractual life.

Upon the adoption of the 2010 Plan by the Company’s shareholders on May 6, 2010, no further grants were permitted under the 2001 Equity Participation Plan. The 2010 Plan provides for the issuance of a maximum of 15.0 million shares of the Company’s Class A common stock; however, the aggregate number of shares that may be issued pursuant to restricted stock awards, restricted stock unit awards, stock bonus awards, performance awards, other stock-based awards, or other awards granted under the 2010 Plan will not exceed 7.5 million. As of December 31, 2013, the Company had 12.5 million shares remaining available for future issuance under the 2010 Plan.

Restricted shares of Class A common stock or options to purchase Class A common stock have been granted in the past under the Company’s equity participation plans at prices below market value at the time of grant. The Company did not have any non-cash compensation expense during the years ended December 31, 2013,  2012 and 2011, respectively, relating to the issuance of restricted shares or options to purchase Class A common stock at below market value at the time of grant.

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

	For the year ended December 31,
	2013	2012	2011

Risk free interest rate	0.51% - 1.38%	0.58% - 0.83%	0.66% - 2.17%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	25.0% - 29.0%	53.0%	53.9%
Expected lives	3.9 - 4.8 years	3.8 - 4.6 years	3.5 - 4.5 years

The following table summarizes the Company’s activities with respect to its stock option plans for the years ended December 31, 2013,  2012 and 2011 as follows (dollars and number of shares in thousands, except for per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2010	3,786	$24.78
Granted	578	$41.91
Exercised	(704)	$21.53
Canceled	(52)	$32.07
Outstanding at December 31, 2011	3,608	$28.06
Granted	613	$47.58
Exercised	(1,381)	$24.37
Canceled	(9)	$37.71
Outstanding at December 31, 2012	2,831	$34.06
Granted	984	$73.17
Exercised	(776)	$27.57
Canceled	(60)	$52.54
Outstanding at December 31, 2013	2,979	$48.30	4.3	$123,769
Exercisable at December 31, 2013	1,194	$31.17	2.6	$70,033
Unvested at December 31, 2013	1,785	$59.74	5.5	$53,736

The weighted-average fair value of options granted during the years ended December 31, 2013,  2012 and 2011 was $17.38, $20.31, and $18.53, respectively.

The total intrinsic value for options exercised during the years ended December 31, 2013,  2012 and 2011 was $39.3 million, $49.0 million and $12.7 million, respectively. Cash received from option exercises under all plans for the years ended December 31, 2013,  2012 and 2011 was approximately $21.4 million, $32.0 million, and $15.2 million, respectively. No tax benefit was realized for the tax deductions from option exercises under all plans for the years ended December 31, 2013,  2012 and 2011, respectively.

The aggregate intrinsic value for stock options in the preceding table represents the total intrinsic value based on the Company’s closing stock price of $89.84 as of December 31, 2013. The amount represents the total intrinsic value that would have been received by the holders of the stock-based awards had these awards been exercised and sold as of that date.

Additional information regarding options outstanding and exercisable at December 31, 2013 is as follows:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted Average	Average		Average
Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.00 - $10.50	9	1.1	$8.56	9	$8.56
$10.51 - $21.00	340	2.1	$19.41	340	$19.41
$21.01 - $31.50	104	3.0	$27.53	95	$27.39
$31.51 - $60.00	1,560	3.8	$40.81	750	$37.26
$60.01 - $79.67	966	6.2	$73.17	—	$0.00
	2,979			1,194

The following table summarizes the activity of options outstanding that had not yet vested:

		Weighted-
		Average
	Number	Fair Value
	of Shares	Per Share
	(in thousands)
Unvested as of December 31, 2012	1,526	$17.20
Shares granted	984	$17.38
Vesting during period	(665)	$14.79
Forfeited or canceled	(60)	$18.52
Unvested as of December 31, 2013	1,785	$18.15

As of December 31, 2013, the total unrecognized compensation cost related to unvested stock options outstanding under the Plans is $22.9 million. That cost is expected to be recognized over a weighted average period of 2.65 years.

The total fair value of shares vested during 2013,  2012, and 2011 was $9.8 million, $9.0 million, and $9.0 million, respectively.

Restricted Stock Units

The following table summarized the Company’s restricted stock unit activity for the year ended December 31, 2013:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value per
	Units	Share
	(in thousands)
Outstanding at December 31, 2012	294	$43.27
Granted	122	$73.44
Vested	(100)	$41.82
Forfeited/canceled	(11)	$49.03
Outstanding at December 31, 2013	305	$55.60

Expected to vest, net of estimated forfeitures
as of December 31, 2013	303	$55.69

As of December 31, 2013, total unrecognized compensation expense related to unvested restricted stock units granted under the 2010 Plan was $11.9 million and is expected to be recognized over a weighted-average period of 2.40 years.

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

For the year ended December 31, 2013,  25,604 shares of Class A common stock were issued under the 2008 Purchase Plan, which resulted in cash proceeds to the Company of approximately $1.7 million, compared to the year ended December 31, 2012 when approximately 23,724 shares of Class A common stock were issued under the 2008 Purchase Plan which resulted in cash proceeds to the Company of $1.1 million. At December 31, 2013,  354,441 shares remained available for issuance under the 2008 Purchase Plan. In addition, the Company recorded $0.3 million, $0.2 million, and $0.2 million of non-cash compensation expense relating to the shares issued under the 2008 Purchase Plans for each of the years ended December 31, 2013,  2012, and 2011.

Non-Cash Compensation Expense

The table below reflects a break out by category of the non-cash compensation expense amounts recognized on the Company’s Statements of Operations for the years ended December 31, 2013,  2012, and 2011, respectively:

	For the year ended December 31,
	2013	2012	2011
	(in thousands)
Cost of revenues	$230	$187	$187
Selling, general and administrative	16,975	13,781	11,282
Total cost of non-cash compensation included
in loss before provision for income taxes	17,205	13,968	11,469
Amount of income tax recognized in earnings	—	—	—
Amount charged against loss	$17,205	$13,968	$11,469

In addition, the Company capitalized $0.2 million, $0.2 million and $0.2 million of non-cash compensation for the years ended December 31, 2013,  2012 and 2011, respectively, to fixed and intangible assets.

17.INCOME TAXES

Loss before provision for income taxes from continuing operations by geographic area is as follows:

	For the year ended December 31,
	2013	2012	2011
	(in thousands)

Domestic	$(45,429)	$(175,679)	$(118,671)
Foreign	(11,789)	(1,413)	(6,108)
Total	$(57,218)	$(177,092)	$(124,779)

The provision for income taxes on continuing operations consists of the following components:

	For the year ended December 31,
	2013	2012	2011
	(in thousands)
Current (benefit) provision
Federal (1)	$—	$(1,237)	$—
State (1)	387	2,702	2,191
Foreign	4,946	3,769	1,608
Total current	5,333	5,234	3,799

Deferred (benefit) provision for taxes:
Federal	(11,977)	(53,501)	(38,303)
State	(3,272)	(13,750)	(5,111)
Foreign	(9,013)	(1)	(1,104)
Increase in valuation allowance	17,620	68,612	42,832
Total deferred	(6,642)	1,360	(1,686)
Total (benefit) provision for income taxes	$(1,309)	$6,594	$2,113

(1)Included in the 2012 current provision for income taxes on continuing operations is a benefit of $1.5 million that is an offset to the tax expense netted in discontinued operations. Of the $1.5 million benefit, $1.2 million relates to federal taxes and $0.3 million relates to state taxes.

A reconciliation of the provision for income taxes on continuing operations at the statutory U.S. Federal tax rate (35%) and the effective income tax rate is as follows:

	For the year ended December 31,
	2013	2012	2011
		(in thousands)
Statutory Federal benefit	$(20,027)	$(61,982)	$(43,673)
Foreign tax expense	2,870	1,878	1,576
State and local taxes benefit	(1,875)	(7,181)	(1,898)
Non-deductible foreign expenses	2,605	987	—
Foreign tax rate change	(4,960)	—	—
Other	2,458	4,280	3,276
Valuation allowance	17,620	68,612	42,832
(Benefit) provision for income taxes	$(1,309)	$6,594	$2,113

The components of the net deferred income tax asset (liability) accounts are as follows:

	As of December 31,
	2013	2012 (3)
	(in thousands)
Current deferred tax assets:
Allowance for doubtful accounts	$241	$648
Deferred revenue	35,970	30,237
Accrued liabilities	14,862	4,891
Valuation allowance	(21,187)	(15,374)
Total current deferred tax assets, net (1)	$29,886	$20,402

Noncurrent deferred tax assets:
Net operating losses	$438,608	$436,083
Property, equipment, and intangible basis differences	47,602	46,357
Accrued liabilities	26,087	15,259
Non-cash compensation	8,582	7,448
Valuation allowance	(225,339)	(218,310)
Other	2,527	5,081
Total noncurrent deferred tax assets, net (2)	298,067	291,918

Noncurrent deferred tax liabilities:
Property, equipment, and intangible basis differences	(339,037)	(318,446)
Convertible debt instruments	(2,006)	(3,660)
Straight-line rents	(17,463)	(4,259)
Other	(8,079)	(6,631)
Total noncurrent deferred tax liabilities, net (2)	$(68,518)	$(41,078)

(1)Amounts are included in Prepaid and other current assets on the Consolidated Balance Sheets.

(2)Of these amounts, $232 and $(68,750) are included in the Other assets and Other long-term liabilities, respectively on the accompanying Consolidated Balance Sheets as of December 31, 2013. As of December 31, 2012, $148 and $(41,225) are included in the Other assets and Other long-term liabilities on the accompanying Consolidated Balance Sheet.

(3)The prior year amounts reflect a recast of the valuation allowance.

Valuation allowances of $246.5 million and $233.7 million were being carried to offset net deferred income tax assets as of December 31, 2013 and 2012, respectively. The net increase in the valuation allowance for the years ended December 31, 2013 and 2012 was $12.8 million and $57.9 million, respectively. At December 31, 2013 the valuation allowance related to federal and state tax credit carryovers was approximately $2.0 million and  $0.4 million, respectively. These tax credits expire beginning 2017.

The Company has available at  December 31, 2013, a net federal operating tax loss carry-forward of approximately $1.2 billion and an additional $185.5 million of net operating tax loss carry forward from stock options which will benefit additional paid-in capital when the loss is utilized. These net operating tax loss carry-forwards will expire between 2019 and 2033. The Internal Revenue Code places limitations upon the future availability of net operating losses based upon changes in the equity of the Company. If these occur, the ability of the Company to offset future income with existing net operating losses may be limited. In addition, the Company has available at December 31, 2013, a foreign net operating loss carry-forward of $36.3 million and a net state operating tax loss carry-forward of approximately $594.8 million. These net operating tax loss carry-forwards expire beginning 2014.

The Company elected a new Guatemala tax filing method effective January 1, 2014 which resulted in a reduction of deferred tax expense in the amount of $3.6 million. The Company also recorded a benefit from a Nicaragua tax rate reduction in the amount of $1.4 million.

In accordance with the Company’s methodology for determining when stock option deductions are deemed realized, the Company utilizes a “with-and-without” approach that will result in a benefit not being recorded in APIC if the amount of available net operating loss carry-forwards generated from operations is sufficient to offset the current year taxable income.

The Company does not expect to remit earnings from its foreign subsidiaries. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $9.8 million at December 31, 2013. Those earnings are considered to be permanently reinvested and, accordingly, no U.S. Federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company could be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

18.COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under various non-cancelable operating leases for land, office space, equipment and site leases that expire at various times through December 2112. In addition, the Company is obligated under various non-cancelable capital leases for vehicles that expire at various times through December 2017.

The annual minimum lease payments under non-cancelable operating and capital leases in effect as of December 31, 2013 are as follows (in thousands):

For the year ended December 31,	Capital Leases	Operating Leases
2014	$1,743	$142,461
2015	1,340	143,508
2016	649	144,426
2017	173	146,051
2018	—	147,448
Thereafter	—	2,740,007
Total minimum lease payments	3,905	$3,463,901
Less: amount representing interest	(226)
Present value of future payments	3,679
Less: current obligations	(1,715)
Long-term obligations	$1,964

Future minimum rental payments under noncancelable ground leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable tower and related revenue from tenant leases, thereby making it reasonably assured that the Company will renew the lease. The majority of operating leases provide for renewal at varying escalations. Fixed rate escalations have been included in the table disclosed above.

Rent expense for operating leases was $196.3 million, $133.1 million and $82.8 million for the years ended December 31, 2013,  2012 and 2011, respectively. In addition, certain of the Company’s leases include contingent rent provisions which provide for the lessor to receive additional rent upon the attainment of certain tower operating results and/or lease-up. Contingent rent expense for the years ended December 31, 2013,  2012 and 2011 was $20.3 million, $16.1 million and $13.7 million, respectively.

Tenant Leases

The annual minimum tower lease income to be received for tower space and antenna rental under non-cancelable operating leases in effect as of December 31, 2013 is as follows:

For the year ended December 31,	(in thousands)
2014	$1,095,392
2015	999,859
2016	873,919
2017	757,558
2018	614,259
Thereafter	3,611,317
Total	$7,952,304

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

Contingent Purchase Obligations

As discussed in Note 6, from time to time, the Company agrees to pay additional consideration (or earnouts) for acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the one to three years after they have been acquired. For the years ended December 31, 2013 and 2012, certain earnings targets associated with the acquired towers were achieved, and therefore, the Company paid in cash $9.3 million and $5.9 million, respectively. As of December 31, 2013, the Company’s estimate of its potential obligation if the performance targets contained in various acquisition agreements were met was $30.1 million which the Company recorded in accrued expenses. The maximum potential obligation related to the performance targets was $42.1 million and $17.1 million as of December 31, 2013 and December 31, 2012, respectively.

19.DEFINED CONTRIBUTION PLAN

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

For the years ended December 31, 2011 and December 31, 2012 and through June 30, 2013, the Company made a discretionary matching contribution of 50% of an employee’s contributions up to a maximum of $3,000 annually. Effective July 1, 2013, the Company made a discretionary matching contribution of 75% of an employee’s contributions up to a maximum of $4,000 annually. Company matching contributions were approximately $1.6 million, $1.0 million and $0.9 million for the years ended December 31, 2013,  2012 and 2011, respectively.

20.SEGMENT DATA

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

Revenues, cost of revenues (exclusive of depreciation, accretion and amortization), capital expenditures (including assets acquired through the issuance of shares of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company continues to operate are presented below:

			Not
	Site	Site	Identified by
	Leasing	Development	Segment (1)	Total
		(in thousands)
For the year ended December 31, 2013
Revenues	$1,133,013	$171,853	$—	$1,304,866
Cost of revenues (2)	270,772	137,481	—	408,253
Depreciation, amortization and accretion	529,026	2,280	2,028	533,334
Operating income (loss)	215,672	24,332	(10,359)	229,645
Capital expenditures (3)	850,037	6,693	105	856,835

For the year ended December 31, 2012
Revenues	$846,094	$107,990	$—	$954,084
Cost of revenues (2)	188,951	90,556	—	279,507
Depreciation, amortization and accretion	404,976	2,118	1,373	408,467
Operating income (loss)	149,642	7,129	(9,625)	147,146
Capital expenditures (3)	2,364,212	6,466	3,751	2,374,429

For the year ended December 31, 2011
Revenues	$616,294	$81,876	$—	$698,170
Cost of revenues (2)	131,916	71,005	—	202,921
Depreciation, amortization and accretion	306,386	1,583	1,177	309,146
Operating income (loss)	116,681	2,077	(8,099)	110,659
Capital expenditures (3)	502,222	3,935	2,671	508,828

Assets
As of December 31, 2013	$6,468,370	$76,214	$238,604	$6,783,188
As of December 31, 2012	6,422,577	58,804	134,530	6,615,911

(1)Assets not identified by segment consist primarily of general corporate assets.

(2)Excludes depreciation, amortization, and accretion.

(3)Includes cash paid for capital expenditures and acquisitions and related earn-outs and vehicle capital lease additions.

For the year ended December 31, 2013,  2012, and 2011, the Company’s leasing revenues generated outside of the United States were 7.4%,  5.7%, and 3.4%, respectively, of total consolidated leasing revenues. As of December 31, 2013 and December 31, 2012, the Company’s total assets outside of the United States were 15.3% and 12.2%, respectively, of total consolidated assets. Total assets held outside of the United States at December 31, 2012 included $178.1 million of cash in Brazil, which was part of the Vivo acquisition, and paid in January 2013.

21.QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013
	(in thousands, except per share amounts)
Revenues	$335,396	$332,094	$324,305	$313,071
Operating income	59,445	63,902	49,534	56,764
Depreciation, accretion, and amortization	(133,328)	(133,281)	(141,089)	(125,636)
Loss from extinguishment of debt, net	(336)	(3)	(5,618)	(142)
Net income (loss) attributable to SBA Communications Corporation	(19,164)	21,531	(35,899)	(22,377)

Net income (loss) per common share - basic	$(0.15)	$0.17	$(0.28)	$(0.18)
Net income (loss) per common share - diluted	(0.15)	0.16	(0.28)	(0.18)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2012	2012	2012	2012
	(in thousands, except per share amounts)
Revenues	$293,841	$238,606	$229,147	$192,490
Operating income	31,048	41,071	34,738	40,289
Depreciation, accretion, and amortization	(131,357)	(101,012)	(93,998)	(82,100)
Loss from extinguishment of debt, net	(2,007)	(22,643)	(27,149)	—
Income (loss) from discontinued operations, net of taxes	(53)	969	1,380	—
Net loss attributable to SBA Communications Corporation	(52,489)	(52,445)	(53,472)	(22,631)

Net loss per common share - basic and diluted	$(0.42)	$(0.43)	$(0.44)	$(0.20)

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