Form 10-Q
period 2014-03-31
SBA COMMUNICATIONS CORP
filed 2014-05-09
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-Accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 128,806,508 shares of Class A common stock as of May 1, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31,	December 31,
	2014	2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$322,914	$122,112
Restricted cash	35,220	47,305
Short-term investments	5,054	5,446
Accounts receivable, net of allowance of $827 and $686
at March 31, 2014 and December 31, 2013, respectively	68,102	71,339
Costs and estimated earnings in excess of billings on uncompleted contracts	22,114	27,864
Prepaid and other current assets	62,724	69,586
Total current assets	516,128	343,652
Property and equipment, net	2,693,015	2,578,444
Intangible assets, net	4,081,286	3,387,198
Deferred financing fees, net	80,578	73,042
Other assets	420,335	400,852
Total assets	$7,791,342	$6,783,188

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$26,310	$24,302
Accrued expenses	79,639	86,131
Current maturities of long-term debt	503,776	481,886
Deferred revenue	89,915	94,658
Accrued interest	42,205	46,689
Other current liabilities	14,934	14,007
Total current liabilities	756,779	747,673
Long-term liabilities:
Long-term debt	6,365,982	5,394,721
Other long-term liabilities	272,393	283,828
Total long-term liabilities	6,638,375	5,678,549

Shareholders' equity:
Preferred stock - par value $.01, 30,000 shares authorized, no shares issued
or outstanding	—	—
Common stock - Class A, par value $.01, 400,000 shares authorized, 128,788 and
128,432 shares issued and outstanding at March 31, 2014 and
December 31, 2013, respectively	1,288	1,284
Additional paid-in capital	2,912,250	2,907,446
Accumulated deficit	(2,516,678)	(2,518,085)
Accumulated other comprehensive loss, net	(672)	(33,679)
Total shareholders' equity	396,188	356,966
Total liabilities and shareholders' equity	$7,791,342	$6,783,188

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months
	ended March 31,
	2014	2013
Revenues:
Site leasing	$309,320	$273,504
Site development	36,230	39,567
Total revenues	345,550	313,071
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion, and
amortization shown below):
Cost of site leasing	69,740	68,101
Cost of site development	27,427	32,594
Selling, general, and administrative (1)	24,676	20,431
Acquisition related expenses	8,561	5,822
Asset impairment and decommission costs	3,568	3,722
Depreciation, accretion, and amortization	144,442	125,636
Total operating expenses	278,414	256,306
Operating income	67,136	56,765

Other income (expense):
Interest income	86	641
Interest expense	(66,027)	(59,465)
Non-cash interest expense	(10,304)	(17,364)
Amortization of deferred financing fees	(4,237)	(3,604)
Loss from extinguishment of debt, net	(1,951)	(142)
Other income, net	18,390	152
Total other expense	(64,043)	(79,782)
Income (loss) before provision for income taxes	3,093	(23,017)
Benefit (provision) for income taxes	(1,686)	641
Net income (loss)	$1,407	$(22,376)
Income (loss) per common share
Basic	$0.01	$(0.18)
Diluted	$0.01	$(0.18)

Weighted average number of common shares
Basic	128,560	127,057
Diluted	138,356	127,057

(1)Includes non-cash compensation of $4,541 and $3,817 for the three months ended March 31, 2014 and 2013, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the three months
	ended March 31,
	2014	2013
	(unaudited)
Net income (loss)	$1,407	$(22,376)
Foreign currency translation adjustments	33,007	1,554
Comprehensive income (loss)	$34,414	$(20,822)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED March 31, 2014

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Total

BALANCE, December 31, 2013	128,432	$1,284	$2,907,446	$(2,518,085)	$(33,679)	$356,966
Net income	—	—	—	1,407	—	1,407
Common stock issued in
connection with stock
purchase/option plans	355	4	85	—	—	89
Non-cash compensation	—	—	4,684	—	—	4,684
Settlement of convertible
notes	1	—	34	—	—	34
Settlement of convertible
note hedges	—	—	1	—	—	1
Foreign currency translation
adjustments	—	—	—	—	33,007	33,007
BALANCE, March 31, 2014	128,788	$1,288	$2,912,250	$(2,516,678)	$(672)	$396,188

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months
	ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,407	$(22,376)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, accretion, and amortization	144,442	125,636
Non-cash interest expense	10,304	17,364
Deferred income tax expense (benefit)	474	(1,802)
Non-cash asset impairment and decommission costs	3,213	2,892
Non-cash compensation expense	4,618	3,874
Amortization of deferred financing fees	4,237	3,604
Loss from extinguishment of debt, net	1,951	142
Other non-cash items reflected in the Statements of Operations	(297)	166
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	8,644	(13,688)
Prepaid and other assets	1,196	(18,434)
Accounts payable and accrued expenses	657	(400)
Accrued interest	(4,485)	(2,094)
Other liabilities	2,604	(656)
Net cash provided by operating activities	178,965	94,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and related earn-outs	(933,110)	(209,542)
Capital expenditures	(32,238)	(36,423)
Other investing activities	444	1,308
Net cash used in investing activities	(964,904)	(244,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	175,000	—
Repayments under Revolving Credit Facility	(390,000)	—
Repayment of Term Loans	(293,000)	(4,500)
Proceeds from employee stock purchase/stock option plans	89	4,325
Proceeds from Term Loans, net of fees	1,483,470	—
Proceeds from settlement of convertible note hedges	1	45,230
Repayment of BNDES Loans	(6,105)	—
Payment of deferred financing fees	(676)	(851)
Payment for purchase of noncontrolling interests	—	(6,008)
Other financing activities	(19)	(395)
Net cash provided by financing activities	968,760	37,801

Effect of exchange rate changes on cash and cash equivalents	17,981	1,759

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	200,802	(110,869)
CASH AND CASH EQUIVALENTS:
Beginning of period	122,112	233,099
End of period	$322,914	$122,230

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months
	ended March 31,
	2014	2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$70,324	$61,627
Income taxes	$1,951	$1,653

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Assets acquired through capital leases	$115	$436
Issuance of stock for conversion of debt, hedges, and warrants	$34	$5,308

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for SBA Communications Corporation and its subsidiaries (the “Company”). These financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give a true indication of the results for the year. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

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

2.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnouts related to acquisitions are measured at fair value on a recurring basis using Level 3 inputs. The Company determines the fair value of acquisition-related contingent consideration and any subsequent changes in fair value using a discounted probability-weighted approach using Level 3 inputs. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation if the performance targets contained in various acquisition agreements were met was $26.9 million and $30.1 million as of March 31, 2014 and December 31, 2013, respectively, which the Company recorded in accrued expenses on its Consolidated Balance Sheets. The maximum potential obligation related to the performance targets was $38.6 million as of March 31, 2014.

Items Measured at Fair Value on a Nonrecurring Basis— The Company’s long-lived assets, intangibles, and asset retirement obligations are measured at fair value on a nonrecurring basis using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company considers many factors and makes certain assumptions when making this assessment, including but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. The fair value of the long-lived assets, intangibles, and asset retirement obligations is calculated using a discounted cash flow model. During the three months ended March 31, 2014 and March 31, 2013, the Company recognized an impairment charge of $3.6 million and $3.7 million, respectively. The impairment charge includes the write off of $2.3 million and $0.8 million in carrying value of decommissioned towers and other third party decommission costs incurred related to the Company’s long-lived assets and intangibles for the three months ended March 31, 2014 and March 31, 2013, respectively. These write offs result from the Company’s analysis that the future cash flows from certain towers would not recover the carrying value of the investment in those towers. Impairment charges and the related impaired assets relate to the Company’s site leasing operating segment.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. Short-term investments consisted of $4.9 million and $5.2 million in certificate of deposits, as of March 31, 2014 and December 31, 2013, respectively. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of March 31, 2014, the carrying value and fair value of the held-to-maturity investments, including current portion, were $1.2 million and $1.3 million, respectively. As of December 31, 2013, the carrying value and fair value of the held-to-maturity investments, including current portion, was $1.1 million and $1.3 million, respectively.

The Company determines fair value of its debt instruments utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Revolving Credit Facility is considered to approximate the carrying value because the interest payments are based on Eurodollar rates that reset every month. The Company does not believe its credit risk has changed materially from the date the applicable Eurodollar Rate plus 187.5 basis points was set for the Revolving Credit Facility. The following table reflects fair values, principal balances, and carrying values of the Company’s debt instruments (see Note 11).

	As of March 31, 2014			As of December 31, 2013
	Fair Value	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value
	(in thousands)
4.000% Convertible Senior Notes due 2014	$1,490,982	$499,910	$478,564	$1,479,859	$499,944	$468,394
8.250% Senior Notes due 2019	258,375	243,750	242,435	262,031	243,750	242,387
5.625% Senior Notes due 2019	521,875	500,000	500,000	514,375	500,000	500,000
5.750% Senior Notes due 2020	835,000	800,000	800,000	832,000	800,000	800,000
4.254% 2010-1 Tower Securities	687,609	680,000	680,000	689,717	680,000	680,000
5.101% 2010-2 Tower Securities	589,243	550,000	550,000	586,586	550,000	550,000
2.933% 2012-1Tower Securities	619,217	610,000	610,000	604,736	610,000	610,000
2.240% 2013-1C Tower Securities	417,507	425,000	425,000	408,442	425,000	425,000
3.722% 2013-2C Tower Securities	557,267	575,000	575,000	530,098	575,000	575,000
3.598% 2013-1D Tower Securities	322,882	330,000	330,000	318,856	330,000	330,000
Revolving Credit Facility	—	—	—	215,000	215,000	215,000
2011 Term Loan	—	—	—	180,980	180,529	180,234
2012-1 Term Loan	182,044	182,500	182,500	184,538	185,000	185,000
2012-2 Term Loan	—	—	—	110,383	109,971	109,745
2014 Term Loan	1,500,000	1,500,000	1,496,047	—	—	—
BNDES Loans	212	212	212	5,847	5,847	5,847
Totals	$7,982,213	$6,896,372	$6,869,758	$6,923,448	$5,910,041	$5,876,607

3.RESTRICTED CASH

Restricted cash consists of the following:

	As of
	March 31, 2014	December 31, 2013	Included on Balance Sheet
	(in thousands)
Securitization escrow accounts	$34,279	$46,364	Restricted cash - current asset
Payment and performance bonds	941	941	Restricted cash - current asset
Surety bonds and workers compensation	8,991	8,991	Other assets - noncurrent
Total restricted cash	$44,211	$56,296

Pursuant to the terms of the Tower Securities (see Note 11), the Company is required to establish a securitization escrow account, held by an indenture trustee, into which all rents and other sums due on the towers that secure the Tower Securities are directly deposited by the lessees. These restricted cash amounts are used to fund reserve accounts for the payment of (1) debt service costs, (2) ground rents, real estate and personal property taxes and insurance premiums related to towers, (3) trustee and servicing expenses, and (4) management fees and to reserve a portion of advance rents from tenants. The restricted cash in the controlled deposit account in excess of required reserve balances is subsequently released to the Borrowers (as defined in Note 11) monthly, provided that the Borrowers are in compliance with their debt service coverage ratio and that no event of default has occurred. All monies held by the indenture trustee are classified as restricted cash on the Company’s Consolidated Balance Sheets.

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily relates to the Company’s tower removal obligations. As of March 31, 2014, the Company had $42.4 million in surety bonds and payment and performance bonds for which it was only required to post $4.0 million in collateral. As of December 31, 2013, the Company had $42.0 million in surety, payment and performance bonds for which it was only required to post $6.1 million in collateral. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of March 31, 2014 and December 31, 2013, the Company had also pledged $2.3 million as collateral related to its workers compensation policy.

4.OTHER ASSETS

The Company’s other assets are comprised of the following:

	As of	As of
	March 31, 2014	December 31, 2013
	(in thousands)

Restricted cash	$8,991	$8,991
Long-term investments	52,812	52,801
Prepaid land rent	123,810	119,047
Straight-line rent receivable	189,663	179,292
Other	45,059	40,721
Total other assets	$420,335	$400,852

5.ACQUISITIONS

Oi S.A. Acquisition

On March 31, 2014, the Company acquired 2,007 towers in Brazil from Oi S.A. for an aggregate purchase price of  $673.9 million from cash on hand and borrowings from the 2014 Term Loan.

The preliminary estimate of the fair value of the assets acquired and liabilities assumed relating to the Oi S.A. acquisition is summarized below (in thousands):

Property and equipment	$103,586
Intangible assets	570,312
Net assets acquired	$673,898

The preliminary allocation of the purchase price is subject to adjustment and will be finalized upon the completion of analyses of the fair value of the assets acquired and liabilities assumed (up to one year from the acquisition date).

Other Acquisitions

In addition to the Oi S.A. acquisition, the Company acquired 181 completed towers and related assets and liabilities during the three months ended March 31, 2014. These acquisitions were not significant to the Company and, accordingly, a preliminary estimate of the fair value of the assets acquired and liabilities assumed has not been presented. The Company evaluates all acquisitions after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met.

Subsequent to March 31, 2014, the Company acquired 12 towers and related assets for $8.9 million in cash.

The following table summarizes all of the Company’s cash acquisition capital expenditures:

	For the three months
	ended March 31,
	2014	2013
Towers and related intangible assets	$918,730	$195,753
Ground lease land purchases (1)	9,582	13,388
Earnouts	4,798	401
Total cash acquisition capital expenditures	$933,110	$209,542

(1)

In addition, the Company paid $1.3 million and $1.7 million for ground lease extensions during the three months ended March 31, 2014 and 2013, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

Earnouts

As of March 31, 2014 and December 31, 2013, the Company’s estimate of the fair value of its obligation if the performance targets contained in various acquisition agreements were met was $26.9 million and $30.1 million, respectively, which the Company has recorded in accrued expenses on the Consolidated Statement of Operations.

The Company recorded an adjustment of $0.5 million increasing and $0.6 million decreasing  the estimated contingent consideration fair value during the three months ended March 31, 2014 and 2013, respectively, which the Company has recorded in acquisition related expenses on the Consolidated Statement of Operations.

Foreign Currency Forward Contract

On March 26, 2014, the Company settled two foreign currency contracts entered into during the quarter with an aggregate notional amount of R$1,525.0 million in order to hedge the purchase price of the Oi S.A. acquisition in Brazil, which closed on March 31, 2014. These contracts did not qualify for hedge accounting and, as such, any gains and losses are reflected within Other Income, net in the accompanying Consolidated Statement of Operations. During the three months ended March 31, 2014, the Company realized a gain of $17.9 million related to these foreign currency forward contracts. There were no foreign currency forward contracts outstanding as of March 31, 2014.

6.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of March 31, 2014			As of December 31, 2013
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value
	(in thousands)
Current contract intangibles	$3,827,311	$(704,902)	$3,122,409	$3,154,616	$(649,861)	$2,504,755
Network location intangibles	1,305,673	(346,796)	958,877	1,209,142	(326,699)	882,443
Intangible assets, net	$5,132,984	$(1,051,698)	$4,081,286	$4,363,758	$(976,560)	$3,387,198

All intangible assets noted above are included in the Company’s site leasing segment. The Company amortizes its intangible assets using the straight-line method over an estimated economic life of 15 years. Amortization expense relating to the intangible assets was $74.8 million and $62.0 million for the three months ended March 31, 2014 and March 31, 2013, respectively. These amounts are subject to changes in estimates resulting from purchase price adjustments.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of	As of
	March 31, 2014	December 31, 2013
	(in thousands)
Towers and related components	$3,990,091	$3,821,482
Construction-in-process	22,118	24,275
Furniture, equipment, and vehicles	41,982	40,274
Land, buildings, and improvements	377,093	364,830
	4,431,284	4,250,861
Less: accumulated depreciation	(1,738,269)	(1,672,417)
Property and equipment, net	$2,693,015	$2,578,444

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $69.0 million and $63.5 million for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014 and December 31, 2013, non-cash capital expenditures that are included in accounts payable and accrued expenses were $10.6 million and $11.4 million, respectively.

8.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of	As of
	March 31, 2014	December 31, 2013
	(in thousands)
Costs incurred on uncompleted contracts	$96,310	$94,145
Estimated earnings	39,893	32,547
Billings to date	(122,401)	(108,070)
	$13,802	$18,622

These amounts are included in the accompanying Consolidated Balance Sheets under the following captions:

	As of	As of
	March 31, 2014	December 31, 2013
	(in thousands)
Costs and estimated earnings in excess of
billings on uncompleted contracts	$22,114	$27,864
Other current liabilities (Billings in excess of costs and
estimated earnings on uncompleted contracts)	(8,312)	(9,242)
	$13,802	$18,622

Five significant customers comprised 98.7% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings on uncompleted contracts at March 31, 2014. Eight significant customers comprised 89.6% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings on uncompleted contracts at December 31, 2013.

9.CONCENTRATION OF CREDIT RISK

The Company’s credit risks consist primarily of accounts receivable with national, regional, and local wireless service providers and federal and state government agencies. The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts, as required, based upon factors surrounding the credit risk of specific customers, historical trends, and other information. The Company generally does not require collateral on its lease agreements or site development contracts.

The following is a list of significant customers (representing at least 10% of segment revenues for the periods reported) and the percentage of total segment revenues for the specified time periods derived from such customers.

	For the three months ended March 31,
	2014	2013
Percentage of Site Leasing Revenue
AT&T Wireless (1)	25.1%	22.9%
Sprint (2)	24.2%	28.1%
T-Mobile (3)	17.6%	16.6%
Verizon Wireless	12.3%	11.9%

	For the three months ended March 31,
	2014	2013
Percentage of Site Development Revenue
Ericsson, Inc.	18.6%	40.4%
Sprint (2)	17.8%	0.1%
Alcatel-Lucent	4.7%	11.3%

(1)Prior year amounts have been adjusted to reflect the merger of AT&T Wireless and Cricket.

(2)Prior year amounts have been adjusted to reflect the merger of Sprint and Clearwire.

(3)Prior year amounts have been adjusted to reflect the merger of T-Mobile and Metro PCS.

Five significant customers comprised 39.3% and 51.5% of total gross accounts receivable at March 31, 2014 and December 31, 2013, respectively.

10.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	March 31, 2014	December 31, 2013
	(in thousands)
Accrued earnouts	$26,895	$30,063
Salaries and benefits	8,631	11,351
Real estate and property taxes	9,091	9,814
Other	35,022	34,903
	$79,639	$86,131

11.     DEBT

The carrying and principal values of debt consist of the following (in thousands):

	Maturity	As of		As of
	Date	March 31, 2014		December 31, 2013
		Principal Balance	Carrying Value	Principal Balance	Carrying Value
4.000% Convertible Senior Notes	Oct. 1, 2014	$499,910	$478,564	$499,944	$468,394
8.250% Senior Notes	Aug. 15, 2019	243,750	242,435	243,750	242,387
5.625% Senior Notes	Oct. 1, 2019	500,000	500,000	500,000	500,000
5.750% Senior Notes	July 15, 2020	800,000	800,000	800,000	800,000
4.254% 2010-1 Tower Securities	April 15, 2015	680,000	680,000	680,000	680,000
5.101% 2010-2 Tower Securities	April 17, 2017	550,000	550,000	550,000	550,000
2.933% 2012-1 Tower Securities	Dec. 15, 2017	610,000	610,000	610,000	610,000
2.240% 2013-1C Tower Securities	April 17, 2018	425,000	425,000	425,000	425,000
3.722% 2013-2C Tower Securities	April 17, 2023	575,000	575,000	575,000	575,000
3.598% 2013-1D Tower Securities	April 17, 2018	330,000	330,000	330,000	330,000
Revolving Credit Facility	May 9, 2017	—	—	215,000	215,000
2011 Term Loan	June 30, 2018	—	—	180,529	180,234
2012-1 Term Loan	May 9, 2017	182,500	182,500	185,000	185,000
2012-2 Term Loan	Sept. 28, 2019	—	—	109,971	109,745
2014 Term Loan	Mar. 24, 2021	1,500,000	1,496,047	—	—
BNDES Loans	various	212	212	5,847	5,847
Total debt		$6,896,372	$6,869,758	$5,910,041	$5,876,607
Less: current maturities of long-term debt			(503,776)		(481,886)
Total long-term debt, net of current maturities			$6,365,982		$5,394,721

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the three months ended March 31, 2014 and 2013, respectively:

	For the three months ended March 31,
	2014		2013
	Cash	Non-cash	Cash	Non-cash
	Interest	Interest	Interest	Interest
	(in thousands)
1.875% Convertible Senior Notes	$—	$—	$2,120	$8,273
4.0% Convertible Senior Notes	4,998	10,202	5,000	8,975
8.25% Senior Notes	5,027	48	5,027	44
5.625% Senior Notes	7,031	—	7,031	—
5.75% Senior Notes	11,500	—	11,500	—
2010 Secured Tower Revenue Securities	14,345	—	14,344	—
2012 Secured Tower Revenue Securities	4,521	—	4,521	—
2013 Secured Tower Revenue Securities	10,804	—	—	—
Revolving Credit Facility	1,332	—	1,362	—
2011 Term Loan	696	7	4,617	45
2012-1 Term Loan	1,000	—	1,200	—
2012-2 Term Loan	424	4	2,812	27
2014 Term Loan	4,130	43	—	—
Other	219	—	(69)	—
Total	$66,027	$10,304	$59,465	$17,364

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility is governed by the Senior Credit Agreement. As of March 31, 2014, the Revolving Credit Facility consists of a revolving loan under which up to $770.0 million aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest at the Eurodollar Rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. If not earlier terminated by SBA Senior Finance II, a subsidiary of the Company, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, May 9, 2017. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. A per annum commitment fee of 0.375% to 0.5% of the unused commitments under the Revolving Credit Facility is charged based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period.

During the three months ended March 31, 2014,  the Company borrowed $175.0 million and repaid $390.0 million of the outstanding balance under the Revolving Credit Facility. As of March 31, 2014,  no borrowings were outstanding under the Revolving Credit Facility, and the amount available based on specified covenants under the facility was $675.0 million.

On February 7, 2014, SBA Senior Finance II entered into a Second Amended and Restated Credit Agreement (as amended and restated, the “Senior Credit Agreement”) with several banks and other financial institutions or entities from time to time parties to the Senior Credit Agreement to, among other things, obtain a $1.5 billion senior secured term loan (the “2014 Term Loan”) and to amend certain terms of the existing senior credit agreement. In addition to providing for the 2014 Term Loan, the Senior Credit Agreement amended the terms of the existing senior credit agreement to, among other things, amend the terms of certain events of default, modify certain financial maintenance covenants and remove the parent financial maintenance leverage covenant to reflect an increased size of SBA Senior Finance II and its restricted subsidiaries.  All other material terms of the Senior Credit Agreement, as it existed prior to February 7, 2014, remained unchanged. The Company incurred financing fees of $12.8 million to date associated with the closing of this transaction which are being amortized through the maturity date. Net proceeds from the 2014 Term Loan were used (1) to repay in full the remaining $180.5 million balance of the 2011 Term Loan, (2) to repay in full the remaining $110.0 million balance of the 2012-2 Term Loan, (3) to repay the $390.0 million outstanding balance under the Revolving Credit Facility, and (4)  to pay the cash consideration in connection with SBA’s acquisition of towers from Oi S.A. in Brazil. The remaining proceeds will be used for general corporate purposes.

Term Loans under the Senior Credit Agreement

2011 Term Loan

The 2011 Term Loan consisted of a senior secured term loan with an initial aggregate principal amount of $500.0 million and a maturity date of June 30, 2018. The 2011 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin of 175 basis points (with a Base Rate floor of 2%) or the Eurodollar Rate plus a margin of 275 basis points (with a Eurodollar Rate floor of 1%). The 2011 Term Loan was issued at 99.75% of par value. The Company incurred deferred financing fees of $4.9 million associated with this transaction which were being amortized through the maturity date.

During the year ended December 31, 2013, the Company repaid $312.0 million on the 2011 Term Loan. Included in this amount was a prepayment of $310.7 million made on April 24, 2013 using proceeds from the 2013 Tower Securities. In connection with the prepayment, the Company expensed $2.3 million of net deferred financing fees and $0.6 million of discount related to the debt. As a result of the prepayment, no further scheduled quarterly principal payments were required until the maturity date.

On February 7, 2014, the Company repaid the remaining $180.5 million outstanding principal balance of the 2011 Term Loan. In connection with the prepayment, the Company expensed $0.6 million of net deferred financing fees and $0.1 million of discount related to the debt.

2012-1 Term Loan

The 2012-1 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $200.0 million that matures on May 9, 2017. The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of March 31, 2014, the 2012-1 Term Loan was accruing interest at 2.16% per annum. Principal payments on the 2012-1 Term Loan commenced on September 30, 2012 and are being made in quarterly installments on the last day of each March, June, September, and December, in an amount equal to $2.5 million for each of the first eight quarters, $3.75 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-1 Term Loan without premium or penalty. To the extent not previously repaid, the 2012-1 Term Loan will be due and payable on the maturity date. The 2012-1 Term Loan was issued at par. The Company incurred deferred financing fees of $2.7 million in relation to this transaction which are being amortized through the maturity date.

During the three months ended March 31, 2014, the Company repaid $2.5 million of principal on the 2012-1 Term Loan. As of March 31, 2014, the 2012-1 Term Loan had a principal balance of $182.5 million.

2012-2 Term Loan

The 2012-2 Term Loan consisted of a senior secured term loan with an initial aggregate principal amount of $300.0 million and a maturity date of September 28, 2019. The 2012-2 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus 275 basis points (with a Eurodollar Rate floor of 1%). The 2012-2 Term Loan was issued at 99.75% of par value. The Company incurred deferred financing fees of approximately $3.5 million in relation to this transaction which were being amortized through the maturity date.

During the year ended December 31, 2013, the Company repaid  $190.0  million on the 2012-2 Term Loan. Included in this amount was a prepayment of $189.3 million made on April 24, 2013 using proceeds from the 2013 Tower Securities. In connection with the prepayment, the Company expensed $2.0 million of net deferred financing fees and $0.4 million of discount related to the debt. As a result of the prepayment, no further scheduled quarterly principal payments were required until the maturity date.

On February 7, 2014, the Company repaid the entire $110.0 million outstanding principal balance of the 2012-2 Term Loan. In connection with the prepayment, the Company expensed $0.5 million of net deferred financing fees and $0.1 million of discount related to the debt.

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021.  The first funding of $750.0 million occurred on February 7, 2014, and the second funding of $750.0 million occurred on March 24, 2014.  The 2014 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%).  The 2014 Term Loan was issued at 99.75% of par value. As of March 31, 2014, the 2014 Term Loan was accruing interest at 3.25% per annum. Principal payments on the 2014  Term Loan will commence on September 30, 2014 and will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.75 million.  SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. However, to the extent the 2014 Term Loan is prepaid prior to August 7, 2014 from proceeds of certain refinancing or repricing transactions, a prepayment fee equal to 1.0% of the aggregate principal amount of such prepayment will apply.  The Company has incurred deferred financing fees of approximately $12.8 million to date in relation to this transaction which are being amortized through the maturity date.

Net proceeds from the 2014 Term Loan were used (1) to repay in full the remaining $180.5 million balance of the 2011 Term Loan, (2) to repay in full the remaining $110.0 million balance of the 2012-2 Term Loan, (3) to repay the $390.0 million outstanding balance under the Revolving Credit Facility,  and (4)  to pay the cash consideration in connection with SBA’s acquisition of towers from Oi S.A. in Brazil. The remaining proceeds will be used for general corporate purposes.

Secured Tower Revenue Securities

2010 Tower Securities

On April 16, 2010, the Company, through a New York common law trust (the “Trust”), issued $680.0 million of 2010-1 Tower Securities and $550.0 million of 2010-2 Tower Securities (together the “2010 Tower Securities”). The 2010-1 Tower Securities have an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The weighted average annual fixed interest rate of the 2010 Tower Securities is 4.7%, including borrowers’ fees, payable monthly. The anticipated repayment date and the final maturity date for the 2010–1 Tower Securities is April 15, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010–2 Tower Securities is April 17, 2017 and April 15, 2042,

respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those SBA entities that are borrowers on the mortgage loan (the “Borrowers”).  The Company incurred deferred financing fees of $18.0 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2010 Tower Securities.

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

2013 Tower Securities

On April 18, 2013, the Company, through the Trust, issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C which have an anticipated repayment date of April 17, 2018 and a final maturity date of April 17, 2043,  $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C which have an anticipated repayment date of April 17, 2023 and a final maturity date of April 17, 2048, and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D which have an anticipated repayment date of April 17, 2018 and a final maturity date of April 17, 2043 (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities have a blended interest rate of 3.218% and a weighted average life through the anticipated repayment date of 7.2 years. The Company incurred an aggregate of deferred financing fees of $25.4 million in relation to this transaction which are being amortized through the anticipated repayment date.

As of March 31, 2014, the Borrowers met the Debt Service Coverage Ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

The Company is amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate of the 4.0% Notes from its coupon rate of 4.0% to 12.9%. As of March 31, 2014, the carrying amount of the equity component related to the 4.0% Notes was $169.0 million.

The 4.0 % Notes are reflected in long-term debt in the Consolidated Balance Sheets at their carrying value. The following table summarizes the balances for the 4.0% Notes:

	As of
	March 31, 2014	December 31, 2013
	(in thousands)
Principal balance	$499,910	$499,944
Debt discount	(21,346)	(31,550)
Carrying value	$478,564	$468,394

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

•at any time on or after July 22, 2014.

Upon conversion, the Company has the right to settle its conversion obligation in cash, shares of Class A common stock or a combination of cash and shares of its Class A common stock. From time to time, upon notice to the holders of the 4.0% Notes, the Company may change its election regarding the form of consideration that it will use to settle its conversion obligation; provided, however, that it is not permitted to change its settlement election after July 21, 2014 for the 4.0% Notes. At the time of the issuance of the 4.0% Notes, the Company elected to settle its conversion obligations in stock. Effective March 17, 2014, the Company elected to settle the principal amount of any conversions in cash and any additional conversion consideration at the conversion rate then applicable in shares of its Class A common stock. Concurrently with the settlement of any 4.0% Notes converted, the Company will settle the associated convertible note hedges and receive an equal number of shares to those issued to the noteholders. The Company’s obligations under the remaining 16.5 million warrants are scheduled to settle over a 60 trading day period commencing on January 2, 2015.

During the three months ended March 31, 2014, the 4.0% Notes were convertible based on the fact that the Company’s Class A common stock closing price per share exceeded $39.49 for at least 20 trading days during the 30 consecutive trading day period during the prior quarter. As a result of conversions exercised by holders pursuant to the terms of the indenture, during the three months ended March 31, 2014,  the Company converted $34,000 in principal amount of 4.0% Notes and settled its conversion obligation through the issuance of 1,116 shares of its Class A common stock. In connection with these conversions, the related convertible note hedges and a portion of the related common stock warrants were settled. As a result, the Company received a net 567 shares of its Class A common stock. In addition, the Company received conversion notices totaling $121.3 million in principal amount of the 4.0% Notes subsequent to the end of the first quarter of 2014, which will settle during the second quarter of 2014 in shares of its Class A common stock and cash for fractional shares.

Senior Notes

8.25% Senior Notes

On July 24, 2009, Telecommunications issued $375.0 million of unsecured senior notes due August 15, 2019 (the “8.25% Notes”). The 8.25% Notes have an interest rate of 8.25% per annum and were issued at a price of 99.152% of their face value. Interest is due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. The Company incurred deferred financing fees of $5.4 million in relation to the 8.25% Notes which are being amortized through the maturity date.

Net proceeds of this offering were $363.6 million after deducting expenses and the original issue discount. The Company is amortizing the debt discount on the 8.25% Notes utilizing the effective interest method over the life of the 8.25% Notes.

On April 13, 2012, the Company used the proceeds of an equity offering to redeem $131.3 million in aggregate principal amount of its 8.25% Notes and to pay $10.8 million as a premium on the redemption of the notes. The Company expensed $0.9 million and $2.4 million of debt discount and deferred financing fees, respectively, related to the redemption of the 8.25% Notes.

As of March 31, 2014, the principal balance of the 8.25% Notes was $243.8 million.

5.75% Senior Notes

On July 13, 2012, Telecommunications issued $800.0 million of unsecured senior notes due July 15, 2020 (the “5.75% Notes”). The 5.75% Notes accrue interest at a rate of 5.75% and were issued at par. Interest on the 5.75% Notes is due semi-annually on July 15 and January 15 of each year beginning on January 15, 2013. The Company incurred deferred financing fees of $14.0 million in relation to this transaction which are being amortized through the maturity date.

5.625% Senior Notes

On September 28, 2012, the Company issued $500.0 million of unsecured senior notes due October 1, 2019 (the “5.625% Notes”). The 5.625% Notes accrue interest at a rate of 5.625% per annum and were issued at par. Interest on the 5.625% Notes is due semi-annually on October 1 and April 1 of each year beginning on April 1, 2013. The Company incurred deferred financing fees of $8.5 million in relation to this transaction which are being amortized through the maturity date.

BNDES Loans

During the three months ended March 31, 2014, the Company had BNDES Loan borrowings of $0.4 million and repayments of $6.1 million under the BNDES Loans.  As of March 31, 2014, the principal and carrying value of the BNDES Loans was $0.2 million. During April 2014, the Company paid off the entire remaining balance of the BNDES Loans.

12.SHAREHOLDERS’ EQUITY

Common Stock equivalents

The Company has potential common stock equivalents related to its outstanding stock options (see Note 13), restricted stock units, and the 4.0% Notes (see Note 11). These potential common stock equivalents were considered in the Company’s diluted earnings (loss) per share calculation (see Note 17).

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

During the three months ended March 31, 2014, the Company did not repurchase any shares in conjunction with the stock repurchase program. As of March 31, 2014, the Company had a remaining authorization to repurchase an additional $150.0 million of its common stock under its current $300.0 million stock repurchase program.

13.STOCK-BASED COMPENSATION

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

	For the three months ended
	March 31,
	2014	2013
Risk free interest rate	1.15%	0.60% - 0.81%
Dividend yield	0.0%	0.0%
Expected volatility	22.0%	25.0% - 29.0%
Expected lives	4.4 years	3.9 - 4.8 years

The following table summarizes the Company’s activities with respect to its stock option plans for the three months ended March 31, 2014 as follows (dollars and number of shares in thousands, except for per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2013	2,979	$48.30
Granted	1,086	$95.53
Exercised	(381)	$33.97
Canceled	(8)	$63.92
Outstanding at March 31, 2014	3,676	$63.70	5.1	$105,154
Exercisable at March 31, 2014	1,417	$40.12	3.3	$72,039
Unvested at March 31, 2014	2,259	$78.50	6.2	$33,115

The weighted-average fair value of options granted during the three months ended March 31, 2014 and 2013 was $19.48 and $17.29, respectively. The total intrinsic value for options exercised during the three months ended March 31, 2014 and 2013 was $23.0 million and $8.1 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2014:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value per
	Units	Share
	(in thousands)
Outstanding at December 31, 2013	305	$55.60
Granted	110	$95.53
Vested	(109)	$49.83
Forfeited/canceled	(1)	$59.51
Outstanding at March 31, 2014	305	$72.09

14.INCOME TAXES

The Company had U.S. taxable losses during the three months ended March 31, 2014 and 2013, and, as a result, federal and state net operating loss carry-forwards have been generated. The U.S. federal and state net operating loss carry-forwards of the Company have a full valuation allowance as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses. A foreign tax provision is recognized because certain international subsidiaries of the Company have profitable operations or a net deferred tax liability position.

15.SEGMENT DATA

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

Revenues, cost of revenues (exclusive of depreciation, accretion and amortization), capital expenditures (including assets acquired through the issuance of shares of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company continues to operate are presented below:

			Not
	Site	Site	Identified by
	Leasing	Development	Segment (1)	Total
		(in thousands)
For the three months ended March 31, 2014
Revenues	$309,320	$36,230	$—	$345,550
Cost of revenues (2)	69,740	27,427	—	97,167
Depreciation, amortization and accretion	143,031	519	892	144,442
Operating income (loss)	63,843	6,328	(3,035)	67,136
Capital expenditures (3)	963,446	1,841	176	965,463

For the three months ended March 31, 2013
Revenues	$273,504	$39,567	$—	$313,071
Cost of revenues (2)	68,101	32,594	—	100,695
Depreciation, amortization and accretion	124,608	559	469	125,636
Operating income	51,593	4,482	690	56,765
Capital expenditures (3)	244,139	1,808	454	246,401

Assets
As of March 31, 2014	$7,287,561	$61,188	$442,593	$7,791,342
As of December 31, 2013	6,468,370	76,214	238,604	6,783,188

(1)Assets not identified by segment consist primarily of general corporate assets.

(2)Excludes depreciation, amortization, and accretion.

(3)Includes cash paid for capital expenditures and acquisitions and related earn-outs and vehicle capital lease additions.

For the three months ended March 31, 2014 and 2013, the Company’s leasing revenues generated outside of the United States were 11.1% and 7.1%, respectively, of total consolidated leasing revenues. As of March 31, 2014 and December 31, 2013, the Company’s total assets outside of the United States were 21.9% and 15.3%, respectively, of total consolidated assets.

16.     TENANT LEASES

Subsequent to the filing of the Company’s Form 10-K, the Company identified that information regarding annual minimum tower lease income to be received pursuant to non-cancelable tenant operating leases in effect as of December 31, 2013 included in Note 18 of the Company’s audited financials contained immaterial errors.  These errors had no impact on the Company’s reported consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of shareholders’ equity (deficit), or consolidated statements of cash flows for any period.

The annual minimum tower lease income to be received for tower space and antenna rental under non-cancelable operating leases in effect as of December 31, 2013 and as of March 31, 2014 is as follows:

	As of December 31, 2013	As of March 31, 2014
For the year ended	(in thousands)
2014	$1,047,083	$1,099,064
2015	948,851	1,000,515
2016	820,805	866,892
2017	702,205	743,691
2018	556,499	596,435

17.      EARNINGS PER SHARE

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

The following table sets forth basic and diluted income from continuing operations per common share for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	For the three months
	ended March 31,
	2014	2013
Numerator:
Net income (loss)	$1,407	$(22,376)
Denominator:
Basic weighted-average shares outstanding	128,560	127,057
Dilutive impact of stock options and restricted shares	1,262	—
Dilutive impact of common stock warrants	8,534	—
Diluted weighted-average shares outstanding	138,356	127,057
Earnings (loss) per share attributable to continuing operations:
Basic	$0.01	$(0.18)
Diluted	$0.01	$(0.18)

For the three months ended March 31, 2014, the diluted weighted average number of common shares outstanding excluded 0.3 million shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive. For the three months ended March 31, 2014, 16.5 million common share equivalents related to the 4.0% Notes were excluded from the dilutive common shares because the impact would be anti-dilutive. For the three months ended March 31, 2013, all potential common stock equivalents were excluded as the effect would be anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in Canada, Central America, and South America. Our primary business line is our site leasing business, which contributed 96.5% of our total segment operating profit for the three months ended March 31, 2014. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative, or acquired. As of March 31, 2014, we owned 22,263 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 5,500 actual or potential towers, approximately 500 of which were revenue producing as of March 31, 2014. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

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

 Ground leases are generally for an initial term of five years or more with multiple renewal terms of five year periods at our option and provide for rent escalators which typically average 2-3% annually, or in Brazil adjust in accordance with a standard cost of living index. As of March 31, 2014, approximately 72% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 15 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Revenues
	For the three months ended
	March 31,
	2014	2013
	(dollars in thousands)
Site leasing revenue	$309,320	$273,504
Total revenues	$345,550	$313,071
Site leasing revenue as percentage of total revenues	89.5%	87.4%

	Segment Operating Profit
	For the three months ended
	March 31,
	2014	2013
	(dollars in thousands)
Site leasing segment operating profit (1)	$239,580	$205,403
Total segment operating profit (1)	$248,383	$212,376
Site leasing segment operating profit as percentage of
total segment operating profit (1)	96.5%	96.7%

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

International Operations

As of March 31, 2014, we had operations in Canada, Costa Rica, El Salvador, Guatemala, Nicaragua, Panama, and Brazil. Our operations in these countries are solely in the site leasing business, and we expect to expand operations through new builds and acquisitions. Tenant leases in the Canadian market typically have similar terms and conditions as those in the United States, with an initial term of five years, and specific rent escalators. Tenant leases in Central America and Brazil typically have a ten year initial term. Tenant leases in Central America typically have similar renewal terms and rent escalators as those in the United States and Canada while escalators in Brazil are based on a standard cost of living index.

In our Central American markets, significantly all of our revenue, expenses, and capital expenditures arising from our new build activities are denominated in U.S. dollars. Specifically, most of our ground leases, tenant leases, and tower-related expenses are due and paid in U.S. dollars. In our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In our Canadian and Brazilian operations, significantly all of our revenue, expenses and capital expenditures, including tenant leases, ground leases and other tower-related expenses, are denominated in the respective local currency.

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes listed in the Annual Report on Form 10-K as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

	Site leasing segment
	For the three months ended
	March 31,		Dollar
	2014	2013	Change
	(in thousands)
Segment revenue	$309,320	$273,504	$35,816
Segment cost of revenues (excluding depreciation,
accretion, and amortization)	(69,740)	(68,101)	(1,639)
Segment operating profit	$239,580	$205,403	$34,177

	Site development segment
	For the three months ended
	March 31,		Dollar
	2014	2013	Change
	(in thousands)
Segment revenue	$36,230	$39,567	$(3,337)
Segment cost of revenues (excluding depreciation,
accretion, and amortization)	(27,427)	(32,594)	5,167
Segment operating profit	$8,803	$6,973	$1,830

Site leasing segment operating profit increased  $34.2 million for the three months ended March 31, 2014, as compared to the prior year, primarily due to additional profit generated by (i)  2,683 towers acquired and 391 towers built since January 1, 2013 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments with current tenants which increased the related rent as a result of additional equipment added to our towers in addition to improving control of our site leasing cost of revenue, and the positive impact of our ground lease purchase program.

Site development segment operating profit increased $1.8 million for the three months ended March 31, 2014, as compared to the prior year, primarily due to higher margin carrier direct work performed in the current year, in particular the Sprint 2.5 GHz initiative.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) excluding the impact of non-cash straight-line leasing revenue, non-cash straight-line ground lease expense, non-cash compensation, net loss from extinguishment of debt, other income and expenses, acquisition related expenses, asset impairment and decommission costs, net interest expenses, depreciation, accretion, and amortization, provision (benefit) for taxes, and income from discontinued operations.

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

The reconciliation of Adjusted EBITDA is as follows:

	For the three months ended
	March 31,		Dollar
	2014	2013	Change
	(in thousands)
Net income (loss)	$1,407	$(22,376)	$23,783
Non-cash straight-line leasing revenue	(11,027)	(17,459)	6,432
Non-cash straight-line ground lease expense	8,973	9,119	(146)
Non-cash compensation	4,618	3,874	744
Loss from extinguishment of debt, net	1,951	142	1,809
Other income	(18,390)	(152)	(18,238)
Acquisition related expenses	8,561	5,822	2,739
Asset impairment and decommission costs	3,568	3,722	(154)
Interest income	(86)	(641)	555
Interest expense (1)	80,568	80,433	135
Depreciation, accretion, and amortization	144,442	125,636	18,806
Provision (benefit) for taxes (2)	2,084	(400)	2,484
Adjusted EBITDA	$226,669	$187,720	$38,949

(1)Interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision for taxes includes $398 and $241 of franchise taxes reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations for the three months ended March 31, 2014 and 2013, respectively.

 Adjusted EBITDA increased $38.9 million for the three months ended March 31, 2014 as compared to the prior year, primarily the result of increased segment operating profit from our site leasing and site development segments offset partially by the increase in our cash selling, general, and administrative expenses.

RESULTS OF OPERATIONS

Three months ended March 31, 2014 Compared to Three months ended March 31, 2013

	For the three months ended
	March 31,		Dollar	Percentage
	2014	2013	Change	Change
	(in thousands)
Revenues:
Site leasing	$309,320	$273,504	$35,816	13.1%
Site development	36,230	39,567	(3,337)	(8.4%)
Total revenues	345,550	313,071	32,479	10.4%
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	69,740	68,101	1,639	2.4%
Cost of site development	27,427	32,594	(5,167)	(15.9%)
Selling, general, and administrative	24,676	20,431	4,245	20.8%
Acquisition related expenses	8,561	5,822	2,739	47.0%
Asset impairment and decommission costs	3,568	3,722	(154)	(4.1%)
Depreciation, accretion, and amortization	144,442	125,636	18,806	15.0%
Total operating expenses	278,414	256,306	22,108	8.6%
Operating income	67,136	56,765	10,371	18.3%
Other income (expense):
Interest income	86	641	(555)	(86.6%)
Interest expense	(66,027)	(59,465)	(6,562)	11.0%
Non-cash interest expense	(10,304)	(17,364)	7,060	(40.7%)
Amortization of deferred financing fees	(4,237)	(3,604)	(633)	17.6%
Loss from extinguishment of debt, net	(1,951)	(142)	(1,809)	1,273.9%
Other income	18,390	152	18,238	11,998.7%
Total other expense	(64,043)	(79,782)	15,739	(19.7%)
Income (loss) before provision for income taxes	3,093	(23,017)	26,110	(113.4%)
Benefit (provision) for income taxes	(1,686)	641	(2,327)	(363.0%)
Net income (loss)	$1,407	$(22,376)	$23,783	(106.3%)

Revenues:

Site leasing revenues increased  $35.8 million for the three months ended March 31, 2014, as compared to the prior year, due largely to (i) revenues from 2,683 towers acquired and 391 towers built since January 1, 2013 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments which increased the related rent to reflect additional equipment added to our towers.

Site development revenues decreased $3.3 million for the three months ended March 31, 2014, as compared to the prior year, primarily due to a reduction in the volume of work performed during the quarter for Sprint, which had more activity in the prior year from the Network Vision Initiative than the current year 2.5GHz initiative.

Operating Expenses:

Site leasing cost of revenues increased $1.6 million for the three months ended March 31, 2014, as compared to the prior year, primarily as a result of the growth in the number of towers owned by us, partially offset by the positive impact of our ground lease purchase program.

Site development cost of revenues decreased  $5.2 million for the three months ended March 31, 2014, as compared to the prior year, as a result of a reduction in the volume of work performed due to the timing of wireless carrier initiatives.

Selling, general, and administrative expenses increased $4.2 million for the three months ended March 31, 2014, as compared to the prior year, primarily as a result of an increase in personnel, salaries, benefits, non-cash compensation, and other expenses due in large part to our continued portfolio expansion.

Acquisition related expenses increased $2.7 million for the three months ended March 31, 2014, as compared to the prior year, primarily as a result of an increase in acquisition and integration related activities, including the March 31, 2014 Oi S.A. acquisition, as compared to 2013.

Depreciation, accretion, and amortization expense increased $18.8 million for the three months ended March 31, 2014, as compared to the prior year, due to the increase in the number of towers we acquired and built since January 1, 2013.

Operating Income:

Operating income increased  $10.4 million for the three months ended March 31, 2014, as compared to the prior year, primarily due to higher segment operating profit in both the site leasing and site development segments, partially offset by increases in depreciation, accretion, and amortization expense, acquisition related costs, and selling, general, and administrative expenses.

Other Income (Expense):

Interest expense increased  $6.6 million due to the higher average principal amount of cash-interest bearing debt outstanding for the three months ended March 31, 2014 compared to the prior year, primarily resulting from the issuance of the 2013 Tower Securities and 2014 Term Loan, partially offset by the maturity of the 1.875% Notes and full repayment of the 2011 Term Loan and 2012-2 Term Loan.

Non-cash interest expense decreased  $7.1 million for the three months ended March 31, 2014,  as compared to the prior year. This decrease primarily reflects the full repayment of the 1.875% Notes.

Amortization of deferred financing fees increased  $0.6 million for the three months ended March 31, 2014 compared to the prior year, primarily resulting from the issuance of the 2013 Tower Securities and 2014 Term Loan, partially offset by the maturity of the 1.875% Notes and full repayment of the 2011 Term Loan and 2012-2 Term Loan.

Loss from extinguishment of debt increased  $1.8 million for the three months ended March 31, 2014,  as compared to the prior year, primarily due to the write-off of a portion of the related debt discount and deferred financing fees associated with the repayment of the 2011 Term Loan and 2012-2 Term Loan.

Other income increased $18.2 million primarily due to a $17.9 million gain realized on the settlement of two foreign currency contracts entered into to hedge the purchase price of the Oi acquisition in Brazil, which were entered into and settled during the first quarter.

Net Income (Loss):

Net income for the three months ended March 31, 2014 was $1.4 million, a change of $23.8 million compared to the prior year, primarily due to an increase in our total segment operating profit, an increase in other income, and a decrease in non-cash interest expense as compared to the prior year. These items were partially offset by increases in selling, general, and administrative expenses, acquisition related costs, depreciation, amortization, and accretion, and interest expense.

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

A summary of our cash flows is as follows:

	For the three months ended
	March 31,
	2014	2013
	(in thousands)
Summary cash flow information:
Cash provided by operating activities	$178,965	$94,228
Cash used in investing activities	(964,904)	(244,657)
Cash provided by financing activities	968,760	37,801
Increase (decrease) in cash and cash equivalents	182,821	(112,628)
Effect of exchange rate changes on cash and cash
equivalents	17,981	1,759
Cash and cash equivalents, beginning of the period	122,112	233,099
Cash and cash equivalents, end of the period	$322,914	$122,230

Operating Activities

Cash provided by operating activities was $179.0 million for the three months ended March 31, 2014 as compared to $94.2 million for the three months ended March 31, 2013. This increase was primarily due to an increase in segment operating profit from the site leasing and site development operating segments and increases in cash inflows associated with working capital changes partially offset by increased selling, general, and administrative expenses, as well as, increased cash interest payments relating to the higher average amount of cash-interest bearing debt outstanding for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the three months ended
	March 31,
	2014	2013
	(in thousands)
Acquisitions and related earnouts (1)	$923,528	$196,154
Construction and related costs on new tower builds	16,236	23,368
Augmentation and tower upgrades	11,120	8,322
Ground lease purchases (2)	9,582	13,388
Purchase of headquarters building	144	-
Tower maintenance	2,935	3,046
General corporate	1,803	1,687
Total cash capital expenditures	$965,348	$245,965

(1)Included in our cash capital expenditures for the three months ended March 31, 2014 is $673.9 million related to our acquisition of 2,007 towers from Oi S.A. which closed on March 31, 2014.

(2)Excludes $1.3 million and $1.7 million spent to extend ground lease terms for the three months ended March 31, 2014 and 2013, respectively.

Subsequent to March 31, 2014, we acquired 12 towers and related assets for $8.9 million in cash.

During all of 2014, inclusive of the capital expenditures made during the quarter ended March 31, 2014, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $24.0 million to $29.0 million and discretionary cash capital expenditures, based on current obligations, of $1,160.0 million to $1,190.0 million primarily associated with new tower construction, additional tower acquisitions, tower augmentations, and ground lease purchases. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving

Credit Facility. The exact amount of our future cash capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

During the first quarter of 2014, our wholly owned subsidiary, SBA Senior Finance II LLC, obtained a new senior secured term loan with an initial aggregate principal amount of $1.5 billion that was issued at 99.75% of par value and matures on March 24, 2021 (“2014 Term Loan”). Net proceeds from the 2014 Term Loan were used to (1) repay in full the remaining $180.5 million balance of the 2011 Term Loan, (2) repay in full the remaining $110.0 million balance of the 2012-2 Term Loan, (3) repay the $390.0 million outstanding balance under our Revolving Credit Facility, and (4) pay the cash consideration in connection with the March 31, 2014 Oi S.A. acquisition. The remaining net proceeds will be used for general corporate purposes.

During the three months ended March 31, 2014, we borrowed $175.0 million and repaid $390.0 million under the Revolving Credit Facility. As of March 31, 2014, we had no amounts outstanding under the $770.0 million Revolving Credit Facility, and the amount available based on specified covenants under the facility was $675.0 million.

Effective March 17, 2014, we elected to settle the principal amount of any conversions on its 4.0% Convertible Senior Notes due 2014 (“4.0% Notes”) in cash and any additional conversion consideration at the conversion rate then applicable in shares of its Class A common stock. Concurrently with the settlement of any converted 4.0% Notes, we will settle the associated convertible note hedges and receive an equal number of shares to those issued to the noteholders. As a result, SBA’s outstanding share count will not be impacted by the early conversion of these notes under the current settlement election. We received conversion notices totaling $259,000 of principal during the first quarter of 2014 and conversion notices totaling $121.3 million of principal subsequent to the end of the first quarter of 2014, all of which will settle in the second quarter of 2014. The warrants associated with the 4.0% Notes are scheduled to settle over a 60 day trading day period commencing on January 2, 2015.

During the three months ended March 31, 2014, we did not repurchase any shares of our Class A common stock under our stock repurchase program. As of March 31, 2014, we had a remaining authorization to repurchase $150.0 million of Class A common stock under our current $300.0 million stock repurchase program.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the three months ended March 31, 2014, we did not issue any shares of Class A common stock under this registration statement. As of March 31, 2014, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

On February 27, 2012, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. No shares were issued in 2013 or the first quarter of 2014.

Debt Instruments and Debt Service Requirements

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility is governed by the Senior Credit Agreement. As of March 31, 2014, the Revolving Credit Facility consisted of a revolving loan under which up to $770.0 million aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest at the Eurodollar Rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, May 9, 2017. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. A per annum commitment fee of 0.375% to 0.5% of the unused commitments under the Revolving Credit Facility is charged based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement).

SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period.

During the three months ended March 31, 2014,  we borrowed $175.0 million and repaid $390.0 million of the outstanding balance under the Revolving Credit Facility. As of March 31, 2014, no borrowings were outstanding under the Revolving Credit Facility, and the amount available based on specified covenants under the facility was $675.0 million.

On February 7, 2014, SBA Senior Finance II entered into a Second Amended and Restated Credit Agreement (as amended and restated, the “Senior Credit Agreement”) with several banks and other financial institutions or entities from time to time parties to the Senior Credit Agreement to, among other things, obtain a $1.5 billion senior secured term loan (the “2014 Term Loan”) and to amend certain terms of the existing senior credit agreement. In addition to providing for the 2014 Term Loan, the Senior Credit Agreement amended the terms of the existing senior credit agreement to, among other things, amend the terms of certain events of default, modify certain financial maintenance covenants and remove the parent financial maintenance leverage covenant to reflect the increased size of SBA Senior Finance II and its restricted subsidiaries.  All other material terms of the Senior Credit Agreement, as it existed prior to February 7, 2014, remained unchanged. We incurred financing fees of $12.8 million to date associated with the closing of this transaction which are being amortized through the maturity date. Net proceeds from the first funding of the 2014 Term Loan were used (1) to repay in full the remaining $180.5 million balance of the 2011 Term Loan, (2) to repay in full the remaining $110.0 million balance of the 2012-2 Term Loan, (3) to repay the $390.0 million outstanding balance under the Revolving Credit Facility, and (4) to pay the cash consideration in connection with our acquisition of towers from Oi S.A. in Brazil. The remaining proceeds will be used for general corporate purposes.

Term Loans under the Senior Credit Agreement

2011 Term Loan

The 2011 Term Loan consisted of a senior secured term loan with an initial aggregate principal amount of $500.0 million and a maturity date of June 30, 2018. The 2011 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin of 175 basis points (with a Base Rate floor of 2%) or the Eurodollar Rate plus a margin of 275 basis points (with a Eurodollar Rate floor of 1%). The 2011 Term Loan was issued at 99.75% of par value. We incurred deferred financing fees of $4.9 million associated with this transaction which were being amortized through the maturity date.

During the year ended December 31, 2013, we repaid $312.0 million on the 2011 Term Loan. Included in this amount was a prepayment of $310.7 million made on April 24, 2013 using proceeds from the 2013 Tower Securities. In connection with the prepayment, we expensed $2.3 million of net deferred financing fees and $0.6 million of discount related to the debt. As a result of the prepayment, no further scheduled quarterly principal payments were required until the maturity date.

On February 7, 2014, we repaid the remaining $180.5 million outstanding principal balance of the 2011 Term Loan. In connection with the prepayment, we expensed $0.6 million of net deferred financing fees and $0.1 million of discount related to the debt.

2012-1 Term Loan

The 2012-1 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $200.0 million that matures on May 9, 2017. The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of March 31, 2014, the 2012-1 Term Loan was accruing interest at 2.16% per annum. Principal payments on the 2012-1 Term Loan commenced on September 30, 2012 and are being made in quarterly installments on the last day of each March, June, September and December, in an amount equal to $2.5 million for each of the first eight quarters, $3.75 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-1 Term Loan without premium or penalty. To the extent not previously repaid, the 2012-1 Term Loan will be due and payable on the maturity date. The 2012-1 Term Loan was issued at par. We incurred deferred financing fees of $2.7 million in relation to this transaction which are being amortized through the maturity date.

During the three months ended March 31, 2014, we repaid $2.5 million of principal on the 2012-1 Term Loan. As of March 31, 2014, the 2012-1 Term Loan had a principal balance of $182.5 million.

2012-2 Term Loan

The 2012-2 Term Loan consisted of a senior secured term loan with an initial aggregate principal amount of $300.0 million and a maturity date of September 28, 2019. The 2012-2 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus 275 basis points (with a Eurodollar Rate floor of 1%). The 2012-2 Term Loan was issued at 99.75% of par value. We incurred deferred financing fees of approximately $3.5 million in relation to this transaction which were being amortized through the maturity date.

During the year ended December 31, 2013, we repaid $190.0 million on the 2012-2 Term Loan. Included in this amount was a prepayment of $189.3 million made on April 24, 2013 using proceeds from the 2013 Tower Securities. In connection with the prepayment, we expensed $2.0 million of net deferred financing fees and $0.4 million of discount related to the debt. As a result of the prepayment, no further scheduled quarterly principal payments were required until the maturity date.

On February 7, 2014, we repaid the entire $110.0 million outstanding principal balance of the 2012-2 Term Loan. In connection with the prepayment, we expensed $0.5 million of net deferred financing fees and $0.1 million of discount related to the debt.

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021.  The first funding of $750.0 million occurred on February 7, 2014, and the second funding of $750.0 million occurred on March 24, 2014. The 2014 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of March 31, 2014, the 2014 Term Loan was accruing interest at 3.25% per annum.  Principal payments on the 2014 Term Loan will commence on September 30, 2014 and will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.75 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. However, to the extent the 2014 Term Loan is prepaid prior to August 7, 2014 from proceeds of certain refinancing or repricing transactions, a prepayment fee equal to 1.0% of the aggregate principal amount of such prepayment will apply.  We incurred deferred financing fees of approximately $12.8 million to date in relation to this transaction which are being amortized through the maturity date.

Net proceeds from the 2014 Term Loan were used (1) to repay in full the remaining $180.5 million balance of the 2011 Term Loan, (2) to repay in full the remaining $110.0 million balance of the 2012-2 Term Loan, (3) to repay the $390.0 million outstanding balance under the Revolving Credit Facility, and (4) to pay the cash consideration in connection with our acquisition of towers from Oi S.A. in Brazil. The remaining proceeds will be used for general corporate purposes.

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

2013 Tower Securities

On April 18, 2013, we, through the Trust, issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C which have an anticipated repayment date of April 17, 2018 and a final maturity date of April 17, 2043, $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C which have an anticipated repayment date of April 17, 2023 and a final maturity date of April 17, 2048, and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D which have an anticipated repayment date of April 17, 2018 and a final maturity date of April 17, 2043 (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities have a blended interest rate of 3.218% and a weighted average life through the anticipated repayment date of 7.2 years. We incurred an aggregate of deferred financing fees of $25.4 million in relation to this transaction which are being amortized through the anticipated repayment date.

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

We are amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate of the 4.0% Notes from its coupon rate of 4.0% to 12.9%. As of March 31, 2014, the carrying amount of the equity component related to the 4.0% Notes was $169.0 million.

The 4.0 % Notes are reflected in long-term debt in the Consolidated Balance Sheets at their carrying value. The following table summarizes the balances for the 4.0% Notes:

	As of
	March 31, 2014	December 31, 2013
	(in thousands)
Principal balance	$499,910	$499,944
Debt discount	(21,346)	(31,550)
Carrying value	$478,564	$468,394

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

•at any time on or after July 22, 2014.

Upon conversion, we have the right to settle our conversion obligation in cash, shares of Class A common stock or a combination of cash and shares of our Class A common stock. From time to time, upon notice to the holders of the 4.0% Notes, we may change our election regarding the form of consideration that we will use to settle our conversion obligation; provided, however, that we are not permitted to change our settlement election after July 21, 2014 for the 4.0% Notes. At the time of the issuance of the 4.0% Notes, we elected to settle our conversion obligations in stock. Effective March, 17, 2014, we elected to settle the principal amount of any conversions in cash and any additional conversion consideration at the conversion rate then applicable in shares of our Class A common stock. Concurrently with the settlement of any 4.0% Notes converted, the Company will settle the associated convertible note hedges and receive an equal number of shares to those issued to the noteholders. Our obligations under the remaining 16.5 million warrants are scheduled to settle over a 60 day trading period commencing on January 2, 2015.

During the three months ended March 31, 2014, the 4.0% Notes were convertible based on the fact that our Class A common stock closing price per share exceeded $39.49 for at least 20 trading days during the 30 consecutive trading day period during the prior quarter. As a result of conversions exercised by holders pursuant to the terms of the indenture, during the three months ended March 31, 2014, we converted $34,000 in principal amount of 4.0% Notes and settled our conversion obligation through the issuance of 1,116 shares of our Class A common stock. In connection with these conversions, the related convertible note hedges and a portion of the related common stock warrants were settled. As a result, we received a net 567 shares of our Class A common stock. In addition, we have received conversion notices totaling $121.3 million in principal amount of the 4.0% Notes subsequent to the end of the first quarter of 2014, which will settle during the second quarter of 2014 in shares of our Class A common stock and cash for fractional shares.

Senior Notes

8.25% Senior Notes

On July 24, 2009, Telecommunications issued $375.0 million of unsecured senior notes due August 15, 2019 (the “8.25% Notes”). The 8.25% Notes have an interest rate of 8.25% per annum and were issued at a price of 99.152% of their face value. Interest is due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. We incurred deferred financing fees of $5.4 million in relation to the 8.25% Notes which are being amortized through the maturity date.

Net proceeds of this offering were $363.6 million after deducting expenses and the original issue discount. We are amortizing the debt discount on the 8.25% Notes utilizing the effective interest method over the life of the 8.25% Notes.

On April 13, 2012, we used the proceeds of an equity offering to redeem $131.3 million in aggregate principal amount of our 8.25% Notes and to pay $10.8 million as a premium on the redemption of the notes. We expensed $0.9 million and $2.4 million of debt discount and deferred financing fees, respectively, related to the redemption of the 8.25% Notes.

As of March 31, 2014, the principal balance of the 8.25% Notes was $243.8 million.

5.75% Senior Notes

On July 13, 2012, Telecommunications issued $800.0 million of unsecured senior notes due July 15, 2020 (the “5.75% Notes”). The 5.75% Notes accrue interest at a rate of 5.75% and were issued at par. Interest on the 5.75% Notes is due semi-annually on July 15 and January 15 of each year beginning on January 15, 2013. We have incurred deferred financing fees of $14.0 million in relation to this transaction which are being amortized through the maturity date.

5.625% Senior Notes

On September 28, 2012, we issued $500.0 million of unsecured senior notes due October 1, 2019 (the “5.625% Notes”). The 5.625% Notes accrue interest at a rate of 5.625% per annum and were issued at par. Interest on the 5.625% Notes is due semi-annually on October 1 and April 1 of each year beginning on April 1, 2013. We have incurred deferred financing fees of $8.5 million in relation to this transaction which are being amortized through the maturity date.

BNDES Loans

During the three months ended March 31, 2014, we had BNDES Loan borrowings of $0.4 million and repayments of $6.1 million under the BNDES Loans.  As of March 31, 2014, the principal and carrying value of the BNDES Loans was $0.2 million. During April 2014, we paid off the entire remaining balance of the BNDES Loans.

Debt Service

As of March 31, 2014, we believe that our cash on hand, capacity available under our Revolving Credit Facility and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months based on the amounts outstanding as of March 31, 2014 and the interest rates accruing on those amounts on such date (in thousands):

4.000% Convertible Senior Notes due 2014	$507,546
8.250% Senior Notes due 2019	20,109
5.625% Senior Notes due 2019	28,125
5.750% Senior Notes due 2020	46,000
4.254% Secured Tower Revenue Securities Series 2010-1	29,143
5.101% Secured Tower Revenue Securities Series 2010-2	28,230
2.933% Secured Tower Revenue Securities Series 2012-1	18,085
2.240% Secured Tower Revenue Securities Series 2013-1C	9,655
3.722% Secured Tower Revenue Securities Series 2013-2C	21,584
3.598% Secured Tower Revenue Securities Series 2013-1D	11,978
Revolving Credit Facility	2,888
2012-1 Term Loan	17,517
2014 Term Loan	59,817
BNDES Loans	219
Total debt service for next 12 months:	$800,896

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of March 31, 2014:

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Debt:	(in thousands)
4.000% Convertible Senior
Notes due 2014 (1)	$499,910	$—	$—	$—	$—	$—	$499,910	$1,490,982
8.250% Senior Notes due
2019	—	—	—	—	—	243,750	243,750	258,375
5.625% Senior Notes due
2019	—	—	—	—	—	500,000	500,000	521,875
5.750% Senior Notes due
2020	—	—	—	—	—	800,000	800,000	835,000
4.254% 2010-1 Tower
Securities (2)	—	680,000	—	—	—	—	680,000	687,609
5.101% 2010-2 Tower
Securities (2)	—	—	—	550,000	—	—	550,000	589,243
2.933% 2012-1 Tower
Securities (2)	—	—	—	610,000	—	—	610,000	619,217
2.240% 2013-1C Tower
Securities (2)	—	—	—	—	425,000	—	425,000	417,507
3.722% 2013-2C Tower
Securities (2)	—	—	—	—	—	575,000	575,000	557,267
3.598% 2013-1D Tower
Securities (2)	—	—	—	—	330,000	—	330,000	322,882
2012-1 Term Loan	10,000	17,500	20,000	135,000	—	—	182,500	182,044
2014 Term Loan	7,500	15,000	15,000	15,000	15,000	1,432,500	1,500,000	1,500,000
BNDES Loans (3)	212	—	—	—	—	—	212	212
Total debt obligation	$517,622	$712,500	$35,000	$1,310,000	$770,000	$3,551,250	$6,896,372	$7,982,213

(1)Amounts set forth reflect the principal amount of the convertible notes and do not reflect the total obligations that may be due on the convertible notes if they are converted prior to their maturity date. As of March 31, 2014, the 4.0% Notes are convertible pursuant to the terms of their applicable indenture.

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

(3)During April 2014, we repaid the full principal amount of the BNDES Loans.

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

We are exposed to market risk from changes in foreign currency exchange rates in connection with our Brazilian and Canadian subsidiaries. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the three months ended March 31, 2014, approximately 6.2% of our revenues and approximately 7.4% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Reais and Canadian Dollar from the quoted foreign currency exchange rates at March 31, 2014. As of March 31, 2014, the analysis indicated that such an adverse movement would cause our revenues and operating results to fluctuate by less than 1%.

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

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of March 31, 2014. Based on such evaluation, such officers have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On February 20, 2014, the Compensation Committee approved the following increases in the base salaries of our named executive officers:  Mr. Stoops, 7.7%; Mr. Cavanagh, 11.1%; Mr. Bagwell, 9.0%; Mr. Hunt, 9.0%; and Mr. Silberstein, 10.0%.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

*31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

May 8, 2014    /s/ Jeffrey A. Stoops

Jeffrey A. Stoops

Chief Executive Officer

(Duly Authorized Officer)

May 8, 2014

/s/ Brendan T. Cavanagh

Brendan T. Cavanagh

Chief Financial Officer

(Principal Financial Officer)