Form 10-Q
period 2014-06-30
SBA COMMUNICATIONS CORP
filed 2014-08-05
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 129,006,538 shares of Class A common stock as of July 25, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30,	December 31,
	2014	2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$107,652	$122,112
Restricted cash	36,419	47,305
Short-term investments	5,828	5,446
Accounts receivable, net of allowance of $833 and $686
at June 30, 2014 and December 31, 2013, respectively	72,782	71,339
Costs and estimated earnings in excess of billings on uncompleted contracts	25,704	27,864
Prepaid and other current assets	65,633	69,586
Total current assets	314,018	343,652
Property and equipment, net	2,691,302	2,578,444
Intangible assets, net	4,041,190	3,387,198
Deferred financing fees, net	75,241	73,042
Other assets	442,832	400,852
Total assets	$7,564,583	$6,783,188

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$27,502	$24,302
Accrued expenses	76,431	86,131
Current maturities of long-term debt	1,080,200	481,886
Deferred revenue	91,020	94,658
Accrued interest	54,021	46,689
Other current liabilities	10,836	14,007
Total current liabilities	1,340,010	747,673
Long-term liabilities:
Long-term debt	5,778,891	5,394,721
Other long-term liabilities	286,394	283,828
Total long-term liabilities	6,065,285	5,678,549

Shareholders' equity:
Preferred stock - par value $.01, 30,000 shares authorized, no shares issued
or outstanding	—	—
Common stock - Class A, par value $.01, 400,000 shares authorized, 129,104 and
128,432 shares issued and outstanding at June 30, 2014 and
December 31, 2013, respectively	1,291	1,284
Additional paid-in capital	2,649,827	2,907,446
Accumulated deficit	(2,526,146)	(2,518,085)
Accumulated other comprehensive loss (income), net	34,316	(33,679)
Total shareholders' equity	159,288	356,966
Total liabilities and shareholders' equity	$7,564,583	$6,783,188

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013
Revenues:
Site leasing	$340,452	$279,501	$649,771	$553,005
Site development	42,968	44,804	79,198	84,372
Total revenues	383,420	324,305	728,969	637,377
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion, and
amortization shown below):
Cost of site leasing	75,382	67,784	145,122	135,885
Cost of site development	32,056	35,941	59,483	68,535
Selling, general, and administrative (1)	25,441	21,507	50,118	41,938
Acquisition related expenses	2,225	1,957	10,786	7,779
Asset impairment and decommission costs	3,994	6,493	7,562	10,215
Depreciation, accretion, and amortization	161,005	141,089	305,447	266,725
Total operating expenses	300,103	274,771	578,518	531,077
Operating income	83,317	49,534	150,451	106,300
Other income (expense):
Interest income	180	697	266	1,338
Interest expense	(71,498)	(63,117)	(137,525)	(122,582)
Non-cash interest expense	(8,293)	(12,144)	(18,596)	(29,509)
Amortization of deferred financing fees	(4,278)	(3,923)	(8,516)	(7,527)
Loss from extinguishment of debt, net	(8,236)	(5,618)	(10,187)	(5,760)
Other income, net	1,384	547	19,774	699
Total other expense	(90,741)	(83,558)	(154,784)	(163,341)
Loss before provision for income taxes	(7,424)	(34,024)	(4,333)	(57,041)
Provision for income taxes	(2,043)	(1,875)	(3,728)	(1,234)
Net loss	$(9,467)	$(35,899)	$(8,061)	$(58,275)
Net loss per common share	$(0.07)	$(0.28)	$(0.06)	$(0.46)
Weighted average number of common shares
Basic and diluted	128,950	127,713	128,756	127,387

(1)Includes non-cash compensation of $6,090 and $4,874 for the three months ended June 30, 2014 and 2013, respectively, and $10,631 and $8,691 for the six months ended June 30, 2014 and 2013, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited) (in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013
Net loss	$(9,467)	$(35,899)	$(8,061)	$(58,275)
Foreign currency translation adjustments	34,988	(18,518)	67,995	(16,964)
Comprehensive income (loss)	$25,521	$(54,417)	$59,934	$(75,239)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

 (unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Total

BALANCE, December 31, 2013	128,432	$1,284	$2,907,446	$(2,518,085)	$(33,679)	$356,966
Net loss	—	—	—	(8,061)	—	(8,061)
Common stock issued in connection with
stock purchase/option plans	533	5	5,619	—	—	5,624
Non-cash compensation	—	—	10,972	—	—	10,972
Settlement of convertible notes	2,742	28	1,987	—	—	2,015
Settlement of convertible note hedges	(2,604)	(26)	30	—	—	4
Settlement of common stock warrants	1	—	(276,227)	—	—	(276,227)
Foreign currency translation adjustments	—	—	—	—	67,995	67,995
BALANCE, June 30, 2014	129,104	$1,291	$2,649,827	$(2,526,146)	$34,316	$159,288

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months
	ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,061)	$(58,275)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization	305,447	266,725
Non-cash interest expense	18,596	29,509
Deferred income tax expense (benefit)	37	(1,396)
Non-cash asset impairment and decommission costs	5,263	7,426
Non-cash compensation expense	10,814	8,804
Amortization of deferred financing fees	8,516	7,527
Loss from extinguishment of debt, net	10,187	5,760
Other non-cash items reflected in the Statements of Operations	2,028	(1,208)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	(656)	(20,276)
Prepaid and other assets	(16,397)	(33,656)
Accounts payable and accrued expenses	(2,044)	2,416
Accrued interest	7,331	4,401
Other liabilities	11,775	10,402
Net cash provided by operating activities	352,836	228,159

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(967,474)	(255,409)
Capital expenditures	(72,151)	(70,202)
Other investing activities	(4,916)	213
Net cash used in investing activities	(1,044,541)	(325,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	275,000	125,000
Repayments under Revolving Credit Facility	(390,000)	(225,000)
Repayment of Term Loans	(295,500)	(507,000)
Proceeds from employee stock purchase/stock option plans	5,624	6,105
Proceeds from Term Loans, net of fees	1,483,450	—
Proceeds from settlement of convertible note hedges	4	182,853
Proceeds from issuance of Tower Securities	—	1,305,935
Repayment of BNDES Loans	(6,320)	—
Payment of deferred financing fees	(812)	(1,268)
Payment for purchase of noncontrolling interests	—	(6,008)
Payments for settlement of convertible debt	(121,289)	(794,996)
Payments for settlement of common stock warrants	(276,227)	(23,648)
Payment of restricted cash relating to SBA Tower Trust	—	(7,333)
Other financing activities	(14,935)	(1,642)
Net cash provided by financing activities	658,995	52,998

Effect of exchange rate changes on cash and cash equivalents	18,250	584

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,460)	(43,657)
CASH AND CASH EQUIVALENTS:
Beginning of period	122,112	233,099
End of period	$107,652	$189,442

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months
	ended June 30,
	2014	2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$129,961	$118,155
Income taxes	$4,354	$3,249

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Assets acquired through capital leases	$947	$690
Issuance of stock for settlement of convertible debt and warrants, net of hedges	$283	$18,134

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

Foreign Currency Translation

All assets and liabilities of foreign subsidiaries that do not utilize the United States dollar as its functional currency are translated at period-end rates of exchange, while revenues and expenses are translated at monthly weighted average rates of exchange for the year. Unrealized translation gains and losses are reported as foreign currency translation adjustments through other comprehensive income (loss) in shareholders’ equity.

2.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnouts related to acquisitions are measured at fair value on a recurring basis using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company determines the fair value of acquisition-related contingent consideration and any subsequent changes in fair value using a discounted probability-weighted approach using Level 3 inputs. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation if the performance targets contained in various acquisition agreements were met was $19.8 million and $30.1 million as of June 30, 2014 and December 31, 2013, respectively, which the Company recorded in accrued expenses on its Consolidated Balance Sheets. The maximum potential obligation related to the performance targets was $31.6 million as of June 30, 2014.

The following summarizes the activity of the accrued earnouts:

	2014	2013

	(in thousands)
Beginning balance, December 31,	$30,063	$9,840
Additions	5,375	534
Payments	(14,439)	(1,311)
Expirations	(274)	(1,786)
Change in Estimate	(1,373)	(280)
Foreign currency translation adjustments	427	18
Ending balance, June 30,	$19,779	$7,015

Items Measured at Fair Value on a Nonrecurring Basis— The Company’s long-lived assets, intangibles, and asset retirement obligations are measured at fair value on a nonrecurring basis using Level 3 inputs. The Company considers many factors and makes certain assumptions when making this assessment, including but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. The fair value of the long-lived assets, intangibles, and asset retirement obligations is calculated using a discounted cash flow model. During the three and six months ended June 30, 2014, the Company recognized an impairment charge of $4.0 million and $7.6 million, respectively. The impairment charge includes the write off of $3.3 million and $5.6 million in carrying value of decommissioned towers and other third party decommission costs incurred related to the Company’s long-lived assets and intangibles for the three and six months ended June 30, 2014,  respectively.  During the three and six months ended June 30, 2013, the Company recognized an impairment charge of $6.5 million and $10.2 million, respectively. The impairment charge includes the write off of $6.1 million and $7.4 million in carrying value of decommissioned towers and other third party decommission costs incurred related to the Company’s long-lived assets and intangibles for the three and six months ended June 30, 2013, respectively. These write offs result from the Company’s analysis that the future cash flows from certain towers would not recover the carrying value of the investment in those towers. Impairment charges and the related impaired assets relate to the Company’s site leasing operating segment.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. Short-term investments consisted of $5.6 million and $5.2 million in certificate of deposits, as of June 30, 2014 and December 31, 2013, respectively. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of June 30, 2014, the carrying value and fair value of the held-to-maturity investments, including current portion, were $1.2 million and $1.3 million, respectively. As of December 31, 2013, the carrying value and fair value of the held-to-maturity investments, including current portion, was $1.1 million and $1.3 million, respectively.

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

	As of June 30, 2014			As of December 31, 2013
	Fair Value	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value

	(in thousands)
4.000% Convertible Senior Notes due 2014	$1,266,140	$378,370	$370,200	$1,479,859	$499,944	$468,394
8.250% Senior Notes due 2019	254,719	243,750	242,484	262,031	243,750	242,387
5.625% Senior Notes due 2019	528,750	500,000	500,000	514,375	500,000	500,000
5.750% Senior Notes due 2020	848,000	800,000	800,000	832,000	800,000	800,000
4.254% 2010-1 Tower Securities	680,564	680,000	680,000	689,717	680,000	680,000
5.101% 2010-2 Tower Securities	579,508	550,000	550,000	586,586	550,000	550,000
2.933% 2012-1Tower Securities	618,418	610,000	610,000	604,736	610,000	610,000
2.240% 2013-1C Tower Securities	422,510	425,000	425,000	408,442	425,000	425,000
3.722% 2013-2C Tower Securities	569,543	575,000	575,000	530,098	575,000	575,000
3.598% 2013-1D Tower Securities	332,251	330,000	330,000	318,856	330,000	330,000
Revolving Credit Facility	100,000	100,000	100,000	215,000	215,000	215,000
2011 Term Loan	—	—	—	180,980	180,529	180,234
2012-1 Term Loan	179,550	180,000	180,000	184,538	185,000	185,000
2012-2 Term Loan	—	—	—	110,383	109,971	109,745
2014 Term Loan	1,488,750	1,500,000	1,496,407	—	—	—
BNDES Loans	—	—	—	5,847	5,847	5,847
Totals	$7,868,703	$6,872,120	$6,859,091	$6,923,448	$5,910,041	$5,876,607

3.RESTRICTED CASH

Restricted cash consists of the following:

	As of	As of
	June 30, 2014	December 31, 2013	Included on Balance Sheet

	(in thousands)
Securitization escrow accounts	$35,428	$46,364	Restricted cash - current asset
Payment and performance bonds	991	941	Restricted cash - current asset
Surety bonds and workers compensation	9,342	8,991	Other assets - noncurrent
Total restricted cash	$45,761	$56,296

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily relates to the Company’s tower removal obligations. As of June 30, 2014, the Company had $40.7 million in surety bonds and payment and performance bonds for which it was only required to post $3.1 million in collateral. As of December 31, 2013, the Company had $42.0 million in surety, payment and performance bonds for which it was only required to post $6.1 million in collateral. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of June 30, 2014 and December 31, 2013, the Company had also pledged $2.6 million and $2.3 million, respectively, as collateral related to its workers compensation policy.

4.OTHER ASSETS

The Company’s other assets are comprised of the following:

	As of	As of
	June 30, 2014	December 31, 2013

	(in thousands)
Restricted cash	$9,342	$8,991
Long-term investments	52,824	52,801
Prepaid land rent	128,153	119,047
Straight-line rent receivable	204,128	179,292
Other	48,385	40,721
Total other assets	$442,832	$400,852

5.ACQUISITIONS

The Company acquired 45 communication sites and related assets and liabilities and the rights to manage 4 additional communication sites during the three months ended June 30, 2014. These acquisitions were not significant to the Company and, accordingly, a preliminary estimate of the fair value of the assets acquired and liabilities assumed has not been presented. The Company evaluates all acquisitions after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met.

The following table summarizes all of the Company’s cash acquisition capital expenditures:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013

	(in thousands)
Towers and related intangible assets	$29,315	$35,112	$948,045	$230,865
Ground lease buyouts (1)	9,847	11,156	19,429	24,544
Total cash acquisition capital expenditures	$39,162	$46,268	$967,474	$255,409

(1)

In addition, the Company paid $3.7 million and $3.1 million for ground lease extensions and term easements during the three months ended June 30, 2014 and 2013, respectively, and $5.0 million and $4.9 million for ground lease extensions during the six months ended June 30, 2014 and 2013, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

Subsequent to June 30, 2014, the Company acquired 11 communication sites and related assets and liabilities and the rights to manage 1 additional communication site for $8.1 million in cash.

6.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of June 30, 2014			As of December 31, 2013
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$3,864,470	$(772,211)	$3,092,259	$3,154,616	$(649,861)	$2,504,755
Network location intangibles	1,317,793	(368,862)	948,931	1,209,142	(326,699)	882,443
Intangible assets, net	$5,182,263	$(1,141,073)	$4,041,190	$4,363,758	$(976,560)	$3,387,198

All intangible assets noted above are included in the Company’s site leasing segments. The Company amortizes its intangible assets using the straight-line method over an estimated economic life of 15 years. Amortization expense relating to the intangible assets was $89.5 million and $71.6 million for the three months ended June 30, 2014  and 2013, respectively, and $164.3 million and $133.6 million for the six months ended June 30, 2014 and 2013, respectively. These amounts are subject to changes in estimates resulting from purchase price adjustments.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of	As of
	June 30, 2014	December 31, 2013

	(in thousands)
Towers and related components	$4,037,823	$3,821,482
Construction-in-process	27,417	24,275
Furniture, equipment, and vehicles	44,725	40,274
Land, buildings, and improvements	390,254	364,830
	4,500,219	4,250,861
Less: accumulated depreciation	(1,808,917)	(1,672,417)
Property and equipment, net	$2,691,302	$2,578,444

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $71.7 million and $69.5 million for the three months ended June 30, 2014 and 2013, respectively, and $140.7 million and $133.0 million for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014 and December 31, 2013, non-cash capital expenditures that are included in accounts payable and accrued expenses were $13.3 million and $11.4 million, respectively.

8.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of	As of
	June 30, 2014	December 31, 2013

	(in thousands)
Costs incurred on uncompleted contracts	$102,086	$94,145
Estimated earnings	42,934	32,547
Billings to date	(126,344)	(108,070)
	$18,676	$18,622

These amounts are included in the accompanying Consolidated Balance Sheets under the following captions:

	As of	As of
	June 30, 2014	December 31, 2013

	(in thousands)
Costs and estimated earnings in excess of
billings on uncompleted contracts	$25,704	$27,864
Other current liabilities (Billings in excess of costs and
estimated earnings on uncompleted contracts)	(7,028)	(9,242)
	$18,676	$18,622

Eight significant customers comprised 87.8% and 89.6% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings on uncompleted contracts at June 30, 2014 and December 31, 2013, respectively.

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

	For the three months		For the six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013
Percentage of Domestic Site Leasing Revenue
AT&T Wireless (1)	29.6%	25.4%	29.0%	25.1%
Sprint (2)	26.3%	30.1%	26.7%	30.2%
T-Mobile (3)	19.2%	17.9%	19.5%	17.9%
Verizon Wireless	13.9%	12.8%	13.8%	12.8%

	For the three months		For the six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013
Percentage of International Site Leasing Revenue
Oi	49.5%	1.2%	41.0%	1.2%
Telefonica	26.0%	53.9%	30.4%	53.4%
Digicel	4.4%	12.0%	5.3%	12.1%

	For the three months		For the six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013
Percentage of Site Development Revenue
Sprint (2)	30.0%	0.8%	24.5%	0.5%
Ericsson, Inc.	17.2%	41.8%	17.8%	41.2%
T-Mobile (3)	10.2%	7.0%	9.7%	6.5%
Verizon Wireless	11.9%	4.0%	9.7%	4.0%
Alcatel-Lucent	2.6%	10.9%	3.6%	11.1%

(1)Prior year amounts have been adjusted to reflect the merger of AT&T Wireless and Cricket.

(2)Prior year amounts have been adjusted to reflect the merger of Sprint and Clearwire.

(3)Prior year amounts have been adjusted to reflect the merger of T-Mobile and Metro PCS.

Five significant customers comprised 43.7% and 51.5% of total gross accounts receivable at June 30, 2014 and December 31, 2013, respectively.

10.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	June 30, 2014	December 31, 2013

	(in thousands)
Accrued earnouts	$19,779	$30,063
Salaries and benefits	10,662	11,351
Real estate and property taxes	8,712	9,814
Other	37,278	34,903
	$76,431	$86,131

11.     DEBT

The carrying and principal values of debt consist of the following (in thousands):

	Maturity	As of		As of
	Date	June 30, 2014		December 31, 2013
		Principal Balance	Carrying Value	Principal Balance	Carrying Value
4.000% Convertible Senior Notes	Oct. 1, 2014	$378,370	$370,200	$499,944	$468,394
8.250% Senior Notes	Aug. 15, 2019	243,750	242,484	243,750	242,387
5.625% Senior Notes	Oct. 1, 2019	500,000	500,000	500,000	500,000
5.750% Senior Notes	July 15, 2020	800,000	800,000	800,000	800,000
4.254% 2010-1 Tower Securities	April 15, 2015	680,000	680,000	680,000	680,000
5.101% 2010-2 Tower Securities	April 17, 2017	550,000	550,000	550,000	550,000
2.933% 2012-1 Tower Securities	Dec. 15, 2017	610,000	610,000	610,000	610,000
2.240% 2013-1C Tower Securities	April 17, 2018	425,000	425,000	425,000	425,000
3.722% 2013-2C Tower Securities	April 17, 2023	575,000	575,000	575,000	575,000
3.598% 2013-1D Tower Securities	April 17, 2018	330,000	330,000	330,000	330,000
Revolving Credit Facility	May 9, 2017	100,000	100,000	215,000	215,000
2011 Term Loan	June 30, 2018	—	—	180,529	180,234
2012-1 Term Loan	May 9, 2017	180,000	180,000	185,000	185,000
2012-2 Term Loan	Sept. 28, 2019	—	—	109,971	109,745
2014 Term Loan	Mar. 24, 2021	1,500,000	1,496,407	—	—
BNDES Loans	various	—	—	5,847	5,847
Total debt		$6,872,120	$6,859,091	$5,910,041	$5,876,607
Less: current maturities of long-term debt			(1,080,200)		(481,886)
Total long-term debt, net of current maturities			$5,778,891		$5,394,721

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	For the three months ended June 30,				For the six months ended June 30,
	2014		2013		2014		2013
	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest

	(in thousands)
1.875% Convertible Senior Notes	$—	$—	$551	$2,161	$—	$—	$2,671	$10,435
4.0% Convertible Senior Notes	3,847	8,130	5,000	9,900	8,845	18,332	10,000	18,876
8.25% Senior Notes	5,027	49	5,027	45	10,055	97	10,055	89
5.625% Senior Notes	7,031	—	7,031	—	14,063	—	14,063	—
5.75% Senior Notes	11,500	—	11,500	—	23,000	—	23,000	—
2010 Secured Tower Rev Securities	14,345	—	14,344	—	28,691	—	28,688	—
2012 Secured Tower Rev Securities	4,521	—	4,521	—	9,042	—	9,042	—
2013 Secured Tower Rev Securities	10,804	—	8,784	—	21,609	—	8,784	—
Revolving Credit Facility	940	—	1,121	—	2,272	—	2,482	—
2011 Term Loan	—	—	2,456	24	696	6	7,072	68
2012-1 Term Loan	1,114	—	1,193	—	2,114	—	2,393	—
2012-2 Term Loan	—	—	1,496	14	424	4	4,308	41
2014 Term Loan	12,323	114	—	—	16,453	157	—	—
Other	46	—	93	—	261	—	24	—
Total	$71,498	$8,293	$63,117	$12,144	$137,525	$18,596	$122,582	$29,509

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility is governed by the Senior Credit Agreement. As of June 30, 2014, the Revolving Credit Facility consisted of a revolving loan under which up to $770.0 million aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest at the Eurodollar Rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. If not earlier terminated by SBA Senior Finance II LLC (“SBA Senior Finance II”), a subsidiary of the Company, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, May 9, 2017. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. A per annum commitment fee of 0.375% to 0.5% of the unused commitments under the Revolving Credit Facility is charged based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period.

During the three and six months ended June 30, 2014, the Company borrowed $100.0 million and $275.0 million, respectively, under the Revolving Credit Facility. During the six months ended June 30, 2014, the Company repaid $390.0 million of the outstanding balance under the Revolving Credit Facility. As of June 30, 2014,  $100.0 million was outstanding under the Revolving Credit Facility. Subsequent to June 30, 2014, the Company repaid the remaining $100.0 million outstanding balance under the Revolving Credit Facility with proceeds from the issuance of the 4.875% Notes (defined below). As of the date of this filing, no amounts were outstanding under the Revolving Credit Facility, and the amount available based on specified covenants under the facility was $720.0 million.

On February 7, 2014, SBA Senior Finance II entered into a Second Amended and Restated Credit Agreement (as amended and restated, the “Senior Credit Agreement”) with several banks and other financial institutions or entities from time to time parties to the Senior Credit Agreement to, among other things, obtain a $1.5 billion senior secured term loan (the “2014 Term Loan”) and to amend certain terms of the existing senior credit agreement. In addition to providing for the 2014 Term Loan, the Senior Credit Agreement was amended to, among other things, amend the terms of certain events of default, modify certain negative covenants and remove the parent financial maintenance leverage covenant to reflect the increased size of SBA Senior Finance II and its restricted subsidiaries.  All other material terms of the Senior Credit Agreement, as it existed prior to February 7, 2014, remained unchanged.

Term Loans under the Senior Credit Agreement

2011 Term Loan

On February 7, 2014, the Company repaid the remaining $180.5 million outstanding principal balance of the 2011 Term Loan. In connection with the prepayment, the Company expensed $1.1 million of net deferred financing fees and $0.3 million of discount related to the debt.

2012-1 Term Loan

The 2012-1 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $200.0 million that matures on May 9, 2017. The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of June 30, 2014, the 2012-1 Term Loan was accruing interest at 2.65% per annum. Principal payments on the 2012-1 Term Loan commenced on September 30, 2012 and are being made in quarterly installments on the last day of each March, June, September, and December, in an amount equal to $2.5 million for each of the first eight quarters, $3.75 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-1 Term Loan without premium or penalty. To the extent not previously repaid, the 2012-1 Term Loan will be due and payable on the maturity date. The 2012-1 Term Loan was issued at par. The Company incurred deferred financing fees of $2.7 million in relation to this transaction which are being amortized through the maturity date.

During the three and six months ended June 30, 2014, the Company repaid $2.5 million and $5.0 million, respectively, of principal on the 2012-1 Term Loan. As of June 30, 2014, the 2012-1 Term Loan had a principal balance of $180.0 million.

2012-2 Term Loan

On February 7, 2014, the Company repaid the entire $110.0 million outstanding principal balance of the 2012-2 Term Loan. In connection with the prepayment, the Company expensed $1.0 million of net deferred financing fees and $0.2 million of discount related to the debt.

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021. The 2014 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%).  The 2014 Term Loan was issued at 99.75% of par value. As of June 30, 2014, the 2014 Term Loan was accruing interest at 3.25% per annum. Principal payments on the 2014  Term Loan will commence on September 30, 2014 and will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.75 million.  SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. However, to the extent the 2014 Term Loan is prepaid prior to August 7, 2014 from proceeds of certain refinancing or repricing transactions, a prepayment fee equal to 1.0% of the aggregate principal amount of such prepayment will apply.  The Company has incurred deferred financing fees of approximately $12.8 million to date in relation to this transaction which are being amortized through the maturity date.

Net proceeds from the 2014 Term Loan were used (1) to repay in full the remaining $180.5 million balance of the 2011 Term Loan, (2) to repay in full the remaining $110.0 million balance of the 2012-2 Term Loan, (3) to repay the $390.0 million outstanding balance under the Revolving Credit Facility, (4)  to pay the cash consideration in connection with SBA’s acquisition of towers from Oi S.A. in Brazil, and (5) for general corporate purposes.

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

2012-1 Tower Securities

On August 9, 2012, the Company, through the Trust, issued $610.0 million of Secured Tower Revenue Securities Series 2012-1 (the “2012-1 Tower Securities”) which have an anticipated repayment date and a final maturity date of December 15, 2017 and December 15, 2042, respectively. The fixed interest rate of the 2012-1 Tower Securities is 2.933% per annum, payable monthly. The Company incurred deferred financing fees of $14.9 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2012-1 Tower Securities.

2013 Tower Securities

On April 18, 2013, the Company, through the Trust, issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C which have an anticipated repayment date and a final maturity date of April 17, 2018 and April 17, 2043, respectively,  $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C which have an anticipated repayment date and a final maturity date of April 17, 2023 and April 17, 2048, respectively, and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D which have an anticipated repayment date and a final maturity date of April 17, 2018 and April 17, 2043, respectively (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities have a blended interest rate of 3.218% and an initial weighted average life through the anticipated repayment date of 7.2 years. The Company incurred an aggregate of deferred financing fees of $25.5 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2013 Tower Securities.

As of June 30, 2014, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

The Company is amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate of the 4.0% Notes from its coupon rate of 4.0% to 12.8%. As of June 30, 2014, the carrying amount of the equity component related to the 4.0% Notes was $166.9 million.

The 4.0% Notes are reflected in current maturities of long-term debt in the Consolidated Balance Sheets at their carrying value. The following table summarizes the balances for the 4.0% Notes:

	As of
	June 30, 2014	December 31, 2013

	(in thousands)
Principal balance	$378,370	$499,944
Debt discount	(8,170)	(31,550)
Carrying value	$370,200	$468,394

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

During the  three and six months ended June 30, 2014, the 4.0% Notes were convertible based on the fact that the closing price per share of the Company’s Class A common stock exceeded $39.49 for at least 20 trading days during the 30 consecutive trading day period ending on March 31, 2014 and December 31, 2013, respectively, and remain convertible as of the date of this filing.  During the three and six months ended June 30, 2014,  holders of the 4.0% Notes converted $121.5 million and $121.6 million, respectively, in principal amount of 4.0% Notes. The Company settled its conversion obligation through the payment of the principal amount in cash and the issuance of 2.7 million shares of its Class A common stock during the three and six months ended June 30, 2014.  Concurrently with these conversions, the related convertible note hedges were settled, and the Company received 2.7 million shares of its Class A common stock, of which 0.1 million shares were received subsequent to June 30, 2014.  As a result, the Company’s outstanding share count has not been impacted by the conversion of these notes. In addition, the Company received conversion notices totaling $11.3 million in principal amount of the 4.0% Notes which will settle during the third quarter of 2014 for cash and shares of its Class A common stock.

During the three months ended June 30, 2014, the Company paid $276.2 million to early settle approximately 30% of the outstanding warrants sold in connection with the issuance of the 4.0% Notes, representing approximately 4.9 million underlying shares of Class A common stock, scheduled to mature in the first quarter of 2015. Subsequent to June 30, 2014, the Company paid $66.5 million to early settle approximately 7.5% of the original total outstanding warrants, representing approximately 1.2 million underlying shares, scheduled to mature in the first quarter of 2015. The Company’s obligations under the remaining 10.3 million warrants are scheduled to settle over a 60 trading day period commencing on January 2, 2015 unless otherwise settled early.

Senior Notes

8.25% Senior Notes

On July 24, 2009, SBA Telecommunications LLC (“Telecommunications”), the Company’s wholly owned subsidiary, issued $375.0 million of unsecured senior notes due August 15, 2019 (the “8.25% Notes”). The 8.25% Notes have an interest rate of 8.25% per annum and were issued at a price of 99.152% of their face value. Interest is due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. The Company incurred deferred financing fees of $5.4 million in relation to the 8.25% Notes which are being amortized through the maturity date.

On April 13, 2012, the Company used the proceeds of an equity offering to redeem $131.3 million in aggregate principal amount of its 8.25% Notes and to pay $10.8 million as a premium on the redemption of the 8.25% Notes. The Company expensed $0.9 million and $2.4 million of debt discount and deferred financing fees, respectively, related to the redemption of the 8.25% Notes.

As of June 30, 2014, the principal balance of the 8.25% Notes was $243.8 million.

On July 15, 2014, the Company provided notice to the trustee that it would be exercising its call right with respect to the 8.25% Notes effective August 15, 2014. As of this date, the Company will repay the remaining $243.8 million principal and a call premium of $10.1 million to fully settle these notes.

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

5.625% Senior Notes

On September 28, 2012, the Company issued $500.0 million of unsecured senior notes due October 1, 2019 (the “5.625% Notes”). The 5.625% Notes accrue interest at a rate of 5.625% per annum and were issued at par. Interest on the 5.625% Notes is due semi-annually on April 1 and October 1 of each year beginning on April 1, 2013. The Company incurred deferred financing fees of $8.5 million in relation to this transaction which are being amortized through the maturity date.

4.875% Senior Notes

On July 1, 2014, the Company issued $750.0 million of unsecured senior notes due July 15, 2022 (the “4.875% Notes”). The 4.875% Notes were issued at 99.178% of par value. Interest on the 4.875% Notes is payable semi-annually on January 15 and July 15 of each year beginning January 15, 2015. Net proceeds from the 4.875% Notes were used to pay the conversion obligations with respect to $121.5 million aggregate principal amount of the 4.0% Notes. The remaining net proceeds will be used to redeem all of the 8.25% Notes due 2019 including the associated call premium and for general corporate purposes.

BNDES Loans

During the six months ended June 30, 2014, the Company had borrowings of $0.4 million and repayments of $6.3 million under the BNDES Loans.  The BNDES Loans were repaid in full in April 2014.

12.SHAREHOLDERS’ EQUITY

Common Stock equivalents

The Company has potential common stock equivalents related to its outstanding stock options (see Note 13), restricted stock units, and the 4.0% Notes and related warrants (see Note 11). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive for each of the three and six months ended June 30, 2014 and 2013, respectively. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for each period presented.

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

During the six months ended June 30, 2014, the Company did not repurchase any shares in conjunction with the stock repurchase program. As of June 30, 2014, the Company had a remaining authorization to repurchase an additional $150.0 million of its common stock under its current $300.0 million stock repurchase program.

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

	For the six months ended
	June 30,
	2014	2013
Risk free interest rate	1.15% - 1.325%	0.51% - 1.03%
Dividend yield	0.0%	0.0%
Expected volatility	22.0%	25.0% - 29.0%
Expected lives	4.4 years	3.9 - 4.8 years

The following table summarizes the Company’s activities with respect to its stock option plans for the six months ended June 30, 2014 as follows (dollars and number of shares in thousands, except for per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2013	2,979	$48.30
Granted	1,115	$95.47
Exercised	(571)	$36.55
Canceled	(23)	$79.48
Outstanding at June 30, 2014	3,500	$65.03	5.0	$130,412
Exercisable at June 30, 2014	1,247	$40.16	3.2	$77,482
Unvested at June 30, 2014	2,253	$78.80	5.9	$52,930

The weighted-average fair value of options granted during the six months ended June 30, 2014 and 2013 was $19.48 and $17.34, respectively. The total intrinsic value for options exercised during the six months ended June 30, 2014 and 2013 was $33.8 million and $23.2 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2014:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value per
	Units	Share
	(in thousands)
Outstanding at December 31, 2013	305	$55.60
Granted	117	$95.51
Vested	(120)	$50.11
Forfeited/canceled	(3)	$76.06
Outstanding at June 30, 2014	299	$73.25

14.INCOME TAXES

During the three months ended June 30, 2014, the Company had federal and state taxable income which was offset by net operating losses for the six months ended June 30, 2014.  The Company had U.S. taxable losses during the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2013, and, as a result, federal and state net operating loss carry-forwards have been generated. The U.S. federal and state net operating loss carry-forwards of the Company have a full valuation allowance as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to realize the losses. A foreign tax provision is recognized because certain international subsidiaries of the Company have profitable operations or a net deferred tax liability position.

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

Commencing in the second quarter of 2014, the Company expanded the presentation of its site leasing business into two reporting segments, domestic site leasing and international site leasing as a result of its international site leasing revenues exceeding 10% of total revenues. All prior periods have been restated to conform to the current year presentation.

Revenues, cost of revenues (exclusive of depreciation, accretion and amortization), capital expenditures (including assets acquired through the issuance of shares of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company continues to operate are presented below:

				Not
	Domestic Site	Int'l Site	Site	Identified by
	Leasing	Leasing	Development	Segment (1)	Total

	(in thousands)
For the three months ended June 30, 2014
Revenues	$285,168	$55,284	$42,968	$—	$383,420
Cost of revenues (2)	60,314	15,068	32,056	—	107,438
Depreciation, amortization and accretion	130,363	29,351	609	682	161,005
Operating income (loss)	72,513	6,339	8,259	(3,794)	83,317
Cash capital expenditures (3)	62,734	11,847	1,931	3,395	79,907

For the three months ended June 30, 2013
Revenues	$259,754	$19,747	$44,804	$—	$324,305
Cost of revenues (2)	61,220	6,564	35,941	—	103,725
Depreciation, amortization and accretion	129,724	10,418	472	475	141,089
Operating income (loss)	51,685	(1,934)	6,448	(6,665)	49,534
Cash capital expenditures (3)	60,279	18,919	839	264	80,301

For the six months ended June 30, 2014
Revenues	$560,228	$89,543	$79,198	$—	$728,969
Cost of revenues (2)	122,528	22,594	59,483	—	204,605
Depreciation, amortization and accretion	256,377	46,368	1,128	1,574	305,447
Operating income (loss)	135,204	7,491	14,587	(6,831)	150,451
Cash capital expenditures (3)	337,823	695,406	3,772	3,571	1,040,572

For the six months ended June 30, 2013
Revenues	$513,826	$39,179	$84,372	$—	$637,377
Cost of revenues (2)	122,609	13,276	68,535	—	204,420
Depreciation, amortization and accretion	244,032	20,718	1,031	944	266,725
Operating income (loss)	108,241	(6,897)	10,930	(5,974)	106,300
Cash capital expenditures (3)	290,325	32,611	2,647	718	326,301

Assets
As of June 30, 2014	$5,530,137	$1,747,761	$62,056	$224,629	$7,564,583
As of December 31, 2013	5,427,969	1,040,401	76,214	238,604	6,783,188

(1)Assets not identified by segment consist primarily of general corporate assets.

(2)Excludes depreciation, amortization, and accretion.

(3)Includes cash paid for capital expenditures and acquisitions and vehicle capital lease additions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in Canada, Central America, and South America. Our primary business line is our site leasing business, which contributed 96.2% of our total segment operating profit for the six months ended June 30, 2014. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative, or acquired. As of June 30, 2014, we owned 22,305 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 5,500 actual or potential towers, approximately 500 of which were revenue producing as of June 30, 2014. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and South America. Commencing in the second quarter of 2014, we have classified our site leasing business into two reporting segments, domestic site leasing and international site leasing as a result of our international site leasing revenues exceeding 10% of our total revenues.

Site leasing revenues are received primarily from wireless service provider tenants, including AT&T, Sprint, Verizon Wireless, T-Mobile, Oi, Digicel, American Movile, and Telefonica.

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

As of June 30, 2014, approximately 72% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

Domestic Site Leasing

As of June 30, 2014, we had 15,038 sites in the United States.  For the three months ended June 30, 2014, we generated 83.8% of our site leasing revenue from these sites. In the United States, wireless service providers typically enter into different tenant leases with us, each of which relates to the lease or use of space at an individual tower. Our tenant leases in the United States are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods.  Our ground leases in the United States are generally for an initial term of five years or more with multiple renewal terms of 5-year periods, at our option, and provide for rent escalators which typically average 2-3% annually.

International Site Leasing

As of June 30, 2014, we had 7,267 sites in our international markets, located in Canada, Costa Rica, El Salvador, Guatemala, Nicaragua, Panama, and Brazil. For the three months ended June 30, 2014, we generated 16.2% of our site leasing revenue from these sites. Our operations in these countries are solely in the site leasing business, and we expect to expand operations through new builds and acquisitions.

Our tenant leases in Canada typically have similar terms and conditions as those in the United States with an initial term of five to ten years with five 5-year renewal periods at the option of the tenant.  These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods.  Tenant leases in our Central America and Brazil markets typically have an initial term of 10 years with 5-year renewal periods.  In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in Brazil typically escalate in accordance with a standard cost of living index.  In Brazil, site leases are typically governed by master lease agreements, which provide for the material terms and conditions that will govern the terms of the use of the site.  These site leases typically provide for a fixed rental amount and a pass-through charge for a portion of the underlying ground lease rent.  Our ground leases in Canada, Central America and Brazil generally have similar terms and conditions as those in the United States, except that the annual escalator in Brazil is a cost of living index.

In our Central American markets, significantly all of our tenant leases and most of our operating expenses, including our ground leases, are denominated in U.S. dollars. In our Central American markets, our local currency denominated operating expenses are principally limited to (1) permitting and other local fees, (2) utilities, (3) taxes, and (4) selling, general, and administrative expenses. In our Canadian and Brazilian operations, significantly all of our revenue and expenses are denominated in the respective local currency.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 15 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Revenues
	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013

	(dollars in thousands)
Domestic site leasing revenue	$285,168	$259,754	$560,228	$513,826
International site leasing revenue	$55,284	$19,747	$89,543	$39,179
Total site leasing revenue	$340,452	$279,501	$649,771	$553,005

Total revenues	$383,420	$324,305	$728,969	$637,377

Domestic site leasing revenue as percentage of total revenues	74.4%	80.1%	76.9%	80.6%
International site leasing revenue as percentage of total revenues	14.4%	6.1%	12.3%	6.1%
Total site leasing revenue as percentage of total revenues	88.8%	86.2%	89.1%	86.8%

	Segment Operating Profit
	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013

	(dollars in thousands)
Domestic site leasing segment operating profit (1)	$224,854	$198,534	$437,700	391,217
International site leasing segment operating profit (1)	$40,216	$13,183	$66,949	25,903
Total site leasing segment operating profit (1)	$265,070	$211,717	$504,649	$417,120

Total segment operating profit (1)	$275,982	$220,580	$524,364	432,957

Domestic site leasing segment operating profit as percentage
of total segment operating profit (1)	81.5%	90.0%	83.5%	90.4%
International site leasing segment operating profit as percentage
of total segment operating profit (1)	14.6%	6.0%	12.8%	6.0%
Total site leasing segment operating profit as percentage
of total segment operating profit (1)	96.1%	96.0%	96.3%	96.4%

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

	Domestic site leasing segment
	For the three months			For the six months
	ended June 30,		Dollar	ended June 30,		Dollar
	2014	2013	Change	2014	2013	Change

	(in thousands)
Segment revenue	$285,168	$259,754	$25,414	$560,228	$513,826	$46,402
Segment cost of revenues (excl. depreciation,
accretion, and amortization)	(60,314)	(61,220)	906	(122,528)	$(122,609)	81
Segment operating profit	$224,854	$198,534	$26,320	$437,700	$391,217	$46,483

	International site leasing segment
	For the three months			For the six months
	ended June 30,		Dollar	ended June 30,		Dollar
	2014	2013	Change	2014	2013	Change

	(in thousands)
Segment revenue	$55,284	$19,747	$35,537	$89,543	$39,179	$50,364
Segment cost of revenues (excl. depreciation,
accretion, and amortization)	(15,068)	(6,564)	(8,504)	(22,594)	$(13,276)	(9,318)
Segment operating profit	$40,216	$13,183	$27,033	$66,949	$25,903	$41,046

	Site development segment
	For the three months			For the six months
	ended June 30,		Dollar	ended June 30,		Dollar
	2014	2013	Change	2014	2013	Change

	(in thousands)
Segment revenue	$42,968	$44,804	$(1,836)	$79,198	$84,372	$(5,174)
Segment cost of revenues (excl. depreciation,
accretion, and amortization)	(32,056)	(35,941)	3,885	(59,483)	$(68,535)	9,052
Segment operating profit	$10,912	$8,863	$2,049	$19,715	$15,837	$3,878

Domestic site leasing segment operating profit increased  $26.3 million for the three months ended June 30, 2014, as compared to the prior year, primarily due to additional profit generated by (i) 298 towers acquired and 118 towers built since April 1, 2013 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments with current tenants which increased the related rent as a result of additional equipment added to our towers in addition to improving control of our site leasing cost of revenue, and the positive impact of our ground lease purchase program.

Domestic site leasing segment operating profit increased $46.5 million for the six months ended June 30, 2014, as compared to the prior year, primarily due to additional profit generated by (i) 320 towers acquired and 148 towers built since January 1, 2013 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments with current tenants which increased the related rent as a result of additional equipment added to our towers in addition to improving control of our site leasing cost of revenue, and the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased  $27.0 million for the three months ended June 30, 2014, as compared to the prior year, primarily due to additional profit generated by (i) 4,396 towers acquired and 262 towers built since April 1, 2013 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments with current tenants which increased the related rent as a result of additional equipment added to our towers in addition to improving control of our site leasing cost of revenue, and the positive impact of our ground lease purchase program. The increase in international segment operating profit includes the negative impact of $0.3 million from fluctuations in foreign currency exchange rates as compared to the prior year.

International site leasing segment operating profit increased $41.0 million for the six months ended June 30, 2014, as compared to the prior year, primarily due to additional profit generated by (i) 4,415 towers acquired and 294 towers built since January 1, 2013 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments with current tenants which increased the related rent as a result of additional equipment added to our towers in addition to improving control of our site leasing cost of revenue, and the positive impact of our ground lease purchase program. The increase in international segment operating profit includes the negative impact of $0.9 million from fluctuations in foreign currency exchange rates as compared to the prior year.

Site development segment operating profit increased  $2.0 million and $3.8 million for the three and six months ended June 30, 2014,  respectively, as compared to the prior year, primarily due to higher margin carrier direct work performed in the current year, in particular the Sprint 2.5 GHz initiative.

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

We believe that Adjusted EBITDA is an indicator of the financial performance of our core businesses. Adjusted EBITDA is a component of the calculation that has been used by our lenders to determine compliance with certain covenants under our Senior Credit Agreement and the indentures relating to our 8.25% Notes, 5.625% Notes, 5.75% Notes, and 4.875% Notes. Adjusted EBITDA is not intended to be an alternative measure of operating income or gross profit margin as determined in accordance with GAAP.

The reconciliation of Adjusted EBITDA is as follows:

	For the three months			For the six months
	ended June 30,		Dollar	ended June 30,		Dollar
	2014	2013	Change	2014	2013	Change

	(in thousands)
Net loss	$(9,467)	$(35,899)	$26,432	$(8,061)	$(58,275)	$50,214
Non-cash straight-line leasing revenue	(15,217)	(16,833)	1,616	(26,245)	(34,292)	8,047
Non-cash straight-line ground lease expense	9,172	9,009	163	18,145	18,128	17
Non-cash compensation	6,196	4,930	1,266	10,814	8,804	2,010
Loss from extinguishment of debt, net	8,236	5,618	2,618	10,187	5,760	4,427
Other income	(1,384)	(547)	(837)	(19,774)	(699)	(19,075)
Acquisition related expenses	2,225	1,957	268	10,786	7,779	3,007
Asset impairment and decommission costs	3,994	6,493	(2,499)	7,562	10,215	(2,653)
Interest income	(180)	(697)	517	(266)	(1,338)	1,072

Interest expense (1)	84,069	79,184	4,885	164,637	159,618	5,019
Depreciation, accretion, and amortization	161,005	141,089	19,916	305,447	266,725	38,722
Provision for taxes (2)	2,407	2,085	322	4,490	1,684	2,806
Adjusted EBITDA	$251,056	$196,389	$54,667	$477,722	$384,109	$93,613

(1)Interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision for taxes includes $364 and $210 of franchise and gross receipt taxes for the three months ended June 30, 2014 and 2013, respectively, and $762 and $450 of franchise and gross receipt taxes for the six months ended June 30, 2014 and 2013, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations

 Adjusted EBITDA increased  $54.7 million for the three months ended June 30, 2014 as compared to the prior year and increased  $93.6 million for the six months ended June 30, 2014 as compared to the prior year, primarily the result of increased segment operating profit from our site leasing and site development segments offset partially by the increase in our cash selling, general, and administrative expenses.

RESULTS OF OPERATIONS

Three months ended June 30, 2014 compared to three months ended June 30, 2013

	For the three months ended
	June 30,		Dollar	Percentage
	2014	2013	Change	Change

	(in thousands)
Revenues:
Domestic site leasing	$285,168	$259,754	$25,414	9.8%
International site leasing	55,284	19,747	35,537	180.0%
Site development	42,968	44,804	(1,836)	(4.1%)
Total revenues	383,420	324,305	59,115	18.2%
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of domestic site leasing	60,314	61,220	(906)	(1.5%)
Cost of international site leasing	15,068	6,564	8,504	129.6%
Cost of site development	32,056	35,941	(3,885)	(10.8%)
Selling, general, and administrative	25,441	21,507	3,934	18.3%
Acquisition related expenses	2,225	1,957	268	13.7%
Asset impairment and decommission costs	3,994	6,493	(2,499)	(38.5%)
Depreciation, accretion, and amortization	161,005	141,089	19,916	14.1%
Total operating expenses	300,103	274,771	25,332	9.2%
Operating income	83,317	49,534	33,783	68.2%
Other income (expense):
Interest income	180	697	(517)	(74.2%)
Interest expense	(71,498)	(63,117)	(8,381)	13.3%
Non-cash interest expense	(8,293)	(12,144)	3,851	(31.7%)
Amortization of deferred financing fees	(4,278)	(3,923)	(355)	9.0%
Loss from extinguishment of debt, net	(8,236)	(5,618)	(2,618)	46.6%
Other income	1,384	547	837	153.0%
Total other expense	(90,741)	(83,558)	(7,183)	8.6%
Loss before provision for income taxes	(7,424)	(34,024)	26,600	(78.2%)
Provision for income taxes	(2,043)	(1,875)	(168)	9.0%
Net loss	$(9,467)	$(35,899)	$26,432	(73.6%)

Revenues:

Domestic site leasing revenues increased  $25.4 million for the three months ended June 30, 2014, as compared to the prior year, due largely to (i) revenues from 298 towers acquired and 118 towers built since April 1, 2013 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments which increased the related rent to reflect additional equipment added to our towers.

International site leasing revenues increased  $35.5 million for the three months ended June 30, 2014, as compared to the prior year, due largely to (i) revenues from 4,396 towers acquired and 262 towers built since April 1, 2013 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments which increased the related rent to reflect additional equipment added to our towers. The increase in international site leasing revenues includes the negative impact of $0.6 million from fluctuations in foreign currency exchange rates as compared to the prior year.

Site development revenues decreased  $1.8 million for the three months ended June 30, 2014, as compared to the prior year, primarily due to a reduction in the volume of work performed during the quarter for Sprint, which had more activity in the prior year from the Network Vision Initiative than the current year 2.5GHz initiative.

Operating Expenses:

Domestic site leasing cost of revenues decreased  $0.9 million for the three months ended June 30, 2014, as compared to the prior year, primarily as a result of a non-recurring property tax adjustment and by the positive impact of our ground lease purchase program, partially offset by the growth in the number of towers owned by us.

International site leasing cost of revenues increased  $8.5 million for the three months ended June 30, 2014, as compared to the prior year, primarily as a result of the growth in the number of towers owned by us, partially offset by the positive impact of our ground lease purchase program. The increase in international site leasing cost of revenues includes the positive impact of $0.3 million from fluctuations in foreign currency exchange rates as compared to the prior year.

Site development cost of revenues decreased  $3.9 million for the three months ended June 30, 2014, as compared to the prior year, as a result of a reduction in the volume of work performed due to the timing of our wireless carrier customers’ initiatives, as well as an increase in higher margin direct work.

Selling, general, and administrative expenses increased $3.9 million for the three months ended June 30, 2014, as compared to the prior year, primarily as a result of an increase in personnel, salaries, benefits, non-cash compensation, and other expenses due in large part to our continued portfolio expansion.

Acquisition related expenses increased $0.3 million for the three months ended June 30, 2014, as compared to the prior year, primarily as a result of an increase in acquisition and integration related activities including the Oi S.A. acquisition which closed on March 31, 2014.

Depreciation, accretion, and amortization expense increased $19.9 million for the three months ended June 30, 2014, as compared to the prior year, due to the increase in the number of towers we acquired and built since April 1, 2013.

Operating Income:

Operating income increased  $33.8 million for the three months ended June 30, 2014, as compared to the prior year, primarily due to higher segment operating profit in both the site leasing and site development segments, partially offset by increases in depreciation, accretion, and amortization expense, acquisition related costs, and selling, general, and administrative expenses.

Other Income (Expense):

Interest expense increased  $8.4 million due to the higher average principal amount of cash-interest bearing debt outstanding for the three months ended June 30, 2014 compared to the prior year, primarily resulting from the issuance of the 2013 Tower Securities and 2014 Term Loan, partially offset by the maturity of the 1.875% Notes, full repayment of the 2011 Term Loan and 2012-2 Term Loan, and the settlement of a portion of the 4.0% Notes.

Non-cash interest expense decreased  $3.9 million for the three months ended June 30, 2014,  as compared to the prior year. This decrease primarily reflects the full repayment of the 1.875% Notes and the settlement of a portion of the 4.0% Notes.

Amortization of deferred financing fees increased  $0.4 million for the three months ended June 30, 2014 compared to the prior year, primarily resulting from the issuance of the 2013 Tower Securities and 2014 Term Loan, partially offset by the maturity of the 1.875% Notes and full repayment of the 2011 Term Loan and 2012-2 Term Loan.

Loss from extinguishment of debt increased  $2.6 million for the three months ended June 30, 2014,  as compared to the prior year, primarily due to the write-off of a portion of the related debt discount and deferred financing fees associated with the settlement of a portion of the 4.0% Notes.

Net Loss:

Net loss was $9.5 million for the three months ended June 30, 2014, a decrease of $26.4 million compared to a loss of $35.9 million in the prior year, primarily due to an increase in our total segment operating profit and a decrease in non-cash interest expense as compared to the prior year. These items were partially offset by increases in selling, general, and administrative expenses, acquisition related costs, depreciation, amortization, and accretion, and interest expense.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

	For the six months ended
	June 30,		Dollar	Percentage
	2014	2013	Change	Change

	(in thousands)
Revenues:
Domestic site leasing	$560,228	$513,826	$46,402	9.0%
International site leasing	89,543	39,179	50,364	128.5%
Site development	79,198	84,372	(5,174)	(6.1%)
Total revenues	728,969	637,377	91,592	14.4%
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of domestic site leasing	122,528	122,609	(81)	(0.1%)
Cost of international site leasing	22,594	13,276	9,318	70.2%
Cost of site development	59,483	68,535	(9,052)	(13.2%)
Selling, general, and administrative	50,118	41,938	8,180	19.5%
Acquisition related expenses	10,786	7,779	3,007	38.7%
Asset impairment and decommission costs	7,562	10,215	(2,653)	(26.0%)
Depreciation, accretion, and amortization	305,447	266,725	38,722	14.5%
Total operating expenses	578,518	531,077	47,441	8.9%
Operating income	150,451	106,300	44,151	41.5%
Other income (expense):
Interest income	266	1,338	(1,072)	(80.1%)
Interest expense	(137,525)	(122,582)	(14,943)	12.2%
Non-cash interest expense	(18,596)	(29,509)	10,913	(37.0%)
Amortization of deferred financing fees	(8,516)	(7,527)	(989)	13.1%
Loss from extinguishment of debt, net	(10,187)	(5,760)	(4,427)	76.9%
Other income	19,774	699	19,075	2,728.9%
Total other expense	(154,784)	(163,341)	8,557	(5.2%)
Loss before provision for income taxes	(4,333)	(57,041)	52,708	(92.4%)
Provision for income taxes	(3,728)	(1,234)	(2,494)	202.1%
Net loss	$(8,061)	$(58,275)	$50,214	(86.2%)

Revenues:

Domestic site leasing revenues increased  $46.4 million for the six months ended June 30, 2014, as compared to the prior year, due largely to (i) revenues from 320 towers acquired and 148 towers built since January 1, 2013 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments which increased the related rent to reflect additional equipment added to our towers.

International site leasing revenues increased  $50.4 million for the six months ended June 30, 2014, as compared to the prior year, due largely to (i) revenues from 4,415 towers acquired and 294 towers built since January 1, 2013 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments which increased the related rent to reflect additional equipment added to our towers. The increase in international site leasing revenues includes the negative impact of $1.7 million from fluctuations in foreign currency exchange rates as compared to the prior year.

Site development revenues decreased  $5.2 million for the six months ended June 30, 2014, as compared to the prior year, primarily due to a reduction in the volume of work performed during the six months for Sprint, which had more activity in the prior year from the Network Vision Initiative than the current year 2.5GHz initiative.

Operating Expenses:

Domestic site leasing cost of revenues decreased  $0.1 million for the six months ended June 30, 2014, as compared to the prior year, primarily as a result of the positive impact of our ground lease purchase program, partially offset by the growth in the number of towers owned by us.

International site leasing cost of revenues increased  $9.3 million for the six months ended June 30, 2014, as compared to the prior year, primarily as a result of the growth in the number of towers owned by us, partially offset by the positive impact of our ground lease purchase program. The increase in international site leasing cost of revenues includes the positive impact of $0.8 million from fluctuations in foreign currency exchange rates as compared to the prior year.

Site development cost of revenues decreased  $9.1 million for the six months ended June 30, 2014, as compared to the prior year, as a result of a reduction in the volume of work performed due to the timing of our wireless carrier customers’ initiatives, as well as an increase in higher margin direct work.

Selling, general, and administrative expenses increased  $8.2 million for the six months ended June 30, 2014, as compared to the prior year, primarily as a result of an increase in personnel, salaries, benefits, non-cash compensation, and other expenses due in large part to our continued portfolio expansion.

Acquisition related expenses increased  $3.0 million for the six months ended June 30, 2014, as compared to the prior year, primarily as a result of an increase in acquisition and integration related activities including the Oi S.A. acquisition which closed on March 31, 2014.

Depreciation, accretion, and amortization expense increased  $38.7 million for the six months ended June 30, 2014, as compared to the prior year, due to the increase in the number of towers we acquired and built since January 1, 2013.

Operating Income:

Operating income increased  $44.2 million for the six months ended June 30, 2014, as compared to the prior year, primarily due to higher segment operating profit in both the site leasing and site development segments, partially offset by increases in depreciation, accretion, and amortization expense, acquisition related costs, and selling, general, and administrative expenses.

Other Income (Expense):

Interest expense increased  $14.9 million due to the higher average principal amount of cash-interest bearing debt outstanding for the six months ended June 30, 2014 compared to the prior year, primarily resulting from the issuance of the 2013 Tower Securities and 2014 Term Loan, partially offset by the maturity of the 1.875% Notes,  full repayment of the 2011 Term Loan and 2012-2 Term Loan, and the settlement of a portion of the 4.0% Notes.

Non-cash interest expense decreased  $10.9 million for the six months ended June 30, 2014, as compared to the prior year. This decrease primarily reflects the full repayment of the 1.875% Notes and the settlement of a portion of the 4.0% Notes.

Amortization of deferred financing fees increased  $1.0 million for the six months ended June 30, 2014 compared to the prior year, primarily resulting from the issuance of the 2013 Tower Securities and 2014 Term Loan, partially offset by the maturity of the 1.875% Notes and full repayment of the 2011 Term Loan and 2012-2 Term Loan.

Loss from extinguishment of debt increased  $4.4 million for the six months ended June 30, 2014, as compared to the prior year, primarily due to the write-off of a portion of the related debt discount and deferred financing fees associated with the repayment of the 2011 Term Loan, 2012-2 Term Loan, and the settlement of a portion of the 4.0% Notes.

Other income increased  $19.1 million for the six months ended June 30, 2014, as compared to the prior year, primarily due to a $17.9 million gain realized on the settlement of two foreign currency contracts entered into to hedge the purchase price of the Oi acquisition in Brazil, which were entered into and settled during the first quarter of 2014.

Net Loss:

Net loss was $8.1 million for the six months ended June 30, 2014, a decrease of $50.2 million compared to a loss of $58.3 million in the prior year, primarily due to an increase in our total segment operating profit, an increase in other income, and a decrease in non-cash interest expense as compared to the prior year. These items were partially offset by increases in selling, general, and administrative expenses, acquisition related costs, depreciation, amortization, and accretion, and interest expense.

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

A summary of our cash flows is as follows:

	For the six months ended
	June 30,
	2014	2013

	(in thousands)
Cash provided by operating activities	$352,836	$228,159
Cash used in investing activities	(1,044,541)	(325,398)
Cash provided by financing activities	658,995	52,998
Decrease in cash and cash equivalents	(32,710)	(44,241)
Effect of exchange rate changes on cash and cash equivalents	18,250	584
Cash and cash equivalents, beginning of the period	122,112	233,099
Cash and cash equivalents, end of the period	$107,652	$189,442

Operating Activities

Cash provided by operating activities was $352.8 million for the six months ended June 30, 2014 as compared to $228.2 million for the six months ended June 30, 2013. This increase was primarily due to an increase in segment operating profit from the site leasing and site development operating segments and increases in cash inflows associated with working capital changes partially offset by increased selling, general, and administrative expenses, as well as, increased cash interest payments relating to the higher average amount of cash-interest bearing debt outstanding for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the six months
	ended June 30,
	2014	2013

	(in thousands)
Acquisitions (1)	$948,045	$230,864
Construction and related costs on new tower builds	33,664	41,424
Augmentation and tower upgrades	23,525	20,099
Ground lease buyouts (2)	19,429	24,544
Purchase of headquarters building	3,538	-
Tower maintenance	7,764	6,094
General corporate	3,660	2,586
Total cash capital expenditures	$1,039,625	$325,611

(1)	Included in our cash capital expenditures for the six months ended June 30, 2014 is $673.9 million related to our acquisition of 2,007 towers from Oi S.A. which closed on March 31, 2014.
(2)	Excludes $5.0 million and $4.9 million spent on ground lease extensions and term easements for the six months ended June 30, 2014 and 2013, respectively.

Subsequent to June 30, 2014, we acquired 11 towers and related assets for $8.1 million in cash.

During all of 2014, inclusive of the capital expenditures made during the six months ended June 30, 2014,  we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $24.0 million to $29.0 million and discretionary cash capital expenditures, based on current obligations, of $1,732.0 million to $1,762.0 million primarily associated with the Oi acquisition closed March 31, 2014 and the acquisition of an additional 1,641 sites from Oi for R$1.2 billion (or approximately $527.0 million at current exchange rates) expected to close before year-end, as well as new tower construction, additional tower acquisitions, tower augmentations, and ground lease purchases. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

During the first quarter of 2014, our subsidiary, SBA Senior Finance II, obtained a new senior secured term loan with an initial aggregate principal amount of $1.5 billion that was issued at 99.75% of par value and matures on March 24, 2021 (the “2014 Term Loan”). Net proceeds from the 2014 Term Loan were used to (1) repay in full the remaining $180.5 million balance of the 2011 Term Loan, (2) repay in full the remaining $110.0 million balance of the 2012-2 Term Loan, (3) repay the $390.0 million outstanding balance under our Revolving Credit Facility, and (4) pay the cash consideration in connection with the Oi S.A. acquisition which closed on March 31, 2014. The remaining net proceeds were used for general corporate purposes.

During the six months ended June 30, 2014, we borrowed $275.0 million and repaid $390.0 million under the Revolving Credit Facility. As of June 30, 2014, we had $100.0 million outstanding under the $770.0 million Revolving Credit Facility. Subsequent to June 30, 2014, we repaid the remaining $100.0 million outstanding balance under the Revolving Credit Facility with proceeds from the 4.875% Senior Notes (see below). As of the date of this filing, no amounts were outstanding under the Revolving Credit Facility, and the amount available based on specified covenants under the facility was $720.0 million.

During the second quarter of 2014, we received conversion notices totaling $127.9 million in principal of the 4.0% Notes and settled $121.5 million in principal of the 4.0% Notes for $121.5 million in cash and 2.7 million shares of our Class A common stock with the remaining to be settled in the third quarter of 2014. Concurrently with the settlement of our conversion obligation, we settled the convertible note hedges receiving 2.7 million shares of our Class A common stock. As a result, our outstanding share count has not been and will not be impacted by the conversion of these notes under the current settlement election. Subsequent to the end of the second quarter, we received additional conversion notices totaling $4.6 million of principal which will settle in the third quarter of 2014.

During the second quarter, we paid $276.2 million to early settle approximately 30% of the outstanding warrants sold in connection with the issuance of the 4.0% Notes, representing approximately 4.9 million underlying shares of Class A common stock, scheduled to mature in the first quarter of 2015. Subsequent to the second quarter, we paid $66.5 million to early settle approximately 7.5% of the original total outstanding warrants, representing approximately 1.2 million underlying shares, scheduled to mature in the first quarter of 2015.

On July 1, 2014, we issued $750.0 million aggregate principal amount of our 4.875% Senior Notes due 2022 (the  “4.875% Notes”). The 4.875% Notes were issued at 99.178% of par value. Interest on the 4.875% Notes is payable semi-annually on January 15 and July 15 of each year beginning January 15, 2015. The 4.875% Notes mature on July 15, 2022. Net proceeds from the 4.875% Notes will be used to redeem all of the 8.25% Notes due 2019 including the associated call premium and pay the conversion obligations with respect to approximately $121.0 million aggregate principal amount of our 4.0% Convertible Senior Notes due 2014 (the “4.0% Notes”). All remaining net proceeds will be used for general corporate purposes.

During the six months ended June 30, 2014, we did not repurchase any shares of our Class A common stock under our stock repurchase program. As of June 30, 2014, we had a remaining authorization to repurchase $150.0 million of Class A common stock under our current $300.0 million stock repurchase program.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the six months ended June 30, 2014, we did not issue any shares of Class A common stock under this registration statement. As of June 30, 2014, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

On February 27, 2012, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. No shares were issued in 2013 or the first and second quarters of 2014.

Debt Instruments and Debt Service Requirements

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility is governed by the Senior Credit Agreement. As of June 30, 2014, the Revolving Credit Facility consisted of a revolving loan under which up to $770.0 million aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest at the Eurodollar Rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. If not earlier terminated by SBA Senior Finance II LLC (“SBA Senior Finance II”), a subsidiary of the Company, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, May 9, 2017. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. A per annum commitment fee of 0.375% to 0.5% of the unused commitments under the Revolving Credit Facility is charged based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement).

SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period.

During the three and six months ended June 30, 2014,  we borrowed $100.0 million and $275.0 million, respectively, under the Revolving Credit Facility. During the six months ended June 30, 2014, we repaid $390.0 million of the outstanding balance under the Revolving Credit Facility. As of June 30, 2014,  $100.0 million was outstanding under the Revolving Credit Facility. Subsequent to June 30, 2014, we repaid the remaining $100.0 million outstanding balance under the Revolving Credit Facility with proceeds from the issuance of the 4.875% Notes (defined below). As of the date of this filing, no amounts were outstanding under the Revolving Credit Facility, and the amount available based on specified covenants under the facility was $720.0 million.

On February 7, 2014, SBA Senior Finance II entered into a Second Amended and Restated Credit Agreement (as amended and restated, the “Senior Credit Agreement”) with several banks and other financial institutions or entities from time to time parties to the Senior Credit Agreement to, among other things, obtain a $1.5 billion senior secured term loan (the “2014 Term Loan”) and to amend certain terms of the existing senior credit agreement. In addition to providing for the 2014 Term Loan, the Senior Credit Agreement was amended to, among other things, amend the terms of certain events of default, modify certain negative covenants and remove the parent financial maintenance leverage covenant to reflect the increased size of SBA Senior Finance II and its restricted subsidiaries.  All other material terms of the Senior Credit Agreement, as it existed prior to February 7, 2014, remained unchanged.

Term Loans under the Senior Credit Agreement

2011 Term Loan

On February 7, 2014, we repaid the remaining $180.5 million outstanding principal balance of the 2011 Term Loan. In connection with the prepayment, we expensed $1.1 million of net deferred financing fees and $0.3 million of discount related to the debt.

2012-1 Term Loan

The 2012-1 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $200.0 million that matures on May 9, 2017. The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of June 30, 2014, the 2012-1 Term Loan was accruing interest at 2.65% per annum. Principal payments on the 2012-1 Term Loan commenced on September 30, 2012 and are being made in quarterly installments on the last day of each March, June, September and December, in an amount equal to $2.5 million for each of the first eight quarters, $3.75 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-1 Term Loan without premium or penalty. To the extent not previously repaid, the 2012-1 Term Loan will be due and payable on the maturity date. The 2012-1 Term Loan was issued at par. We incurred deferred financing fees of $2.7 million in relation to this transaction which are being amortized through the maturity date.

During the three and six months ended June 30, 2014, we repaid $2.5 million and $5.0 million, respectively, of principal on the 2012-1 Term Loan. As of June 30, 2014, the 2012-1 Term Loan had a principal balance of $180.0 million.

2012-2 Term Loan

On February 7, 2014, we repaid the entire $110.0 million outstanding principal balance of the 2012-2 Term Loan. In connection with the prepayment, we expensed $1.0 million of net deferred financing fees and $0.2 million of discount related to the debt.

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021. The 2014 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of June 30, 2014, the 2014 Term Loan was accruing interest at 3.25% per annum.  Principal payments on the 2014 Term Loan will commence on September 30, 2014 and will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.75 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. However, to the extent the 2014 Term Loan is prepaid prior to August 7, 2014 from proceeds of certain refinancing or repricing transactions, a prepayment fee equal to 1.0% of the aggregate principal amount of such prepayment will apply.  We incurred deferred financing fees of approximately $12.8 million to date in relation to this transaction which are being amortized through the maturity date.

Net proceeds from the 2014 Term Loan were used (1) to repay in full the remaining $180.5 million balance of the 2011 Term Loan, (2) to repay in full the remaining $110.0 million balance of the 2012-2 Term Loan, (3) to repay the $390.0 million outstanding balance under the Revolving Credit Facility, (4) to pay the cash consideration in connection with our acquisition of towers from Oi S.A. in Brazil, and (5) for general corporate purposes.

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

2012-1 Tower Securities

On August 9, 2012, we, through the Trust, issued $610.0 million of Secured Tower Revenue Securities Series 2012-1 (the “2012-1 Tower Securities”) which have an anticipated repayment date and a final maturity date of December 15, 2017 and December 15, 2042, respectively. The fixed interest rate of the 2012-1 Tower Securities is 2.933% per annum, payable monthly. We incurred deferred financing fees of $14.9 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2012-1 Tower Securities.

2013 Tower Securities

On April 18, 2013, we, through the Trust, issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C which have an anticipated repayment date and a final maturity date of April 17, 2018 and April 17, 2043, respectively, $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C which have an anticipated repayment date and a final maturity date of April 17, 2023 and April 17, 2048, respectively, and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D which have an anticipated repayment date and a final maturity date of April 17, 2018 and April 17, 2043, respectively (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities have a blended interest rate of 3.218% and an initial weighted average life through the anticipated repayment date of 7.2 years. We incurred an aggregate of deferred financing fees of $25.5 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2013 Tower Securities.

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

We are amortizing the debt discount on the 4.0% Notes utilizing the effective interest method over the life of the 4.0% Notes which increases the effective interest rate of the 4.0% Notes from its coupon rate of 4.0% to 12.8%. As of June 30, 2014, the carrying amount of the equity component related to the 4.0% Notes was $166.9 million.

The 4.0% Notes are reflected in current maturities of long-term debt in the Consolidated Balance Sheets at their carrying value. The following table summarizes the balances for the 4.0% Notes:

	As of
	June 30, 2014	December 31, 2013

	(in thousands)
Principal balance	$378,370	$499,944
Debt discount	(8,170)	(31,550)
Carrying value	$370,200	$468,394

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

During the three and six months ended June 30, 2014, the 4.0% Notes were convertible based on the fact that the closing price per share of our Class A common stock exceeded $39.49 for at least 20 trading days during the 30 consecutive trading day period ending on March 31, 2014 and December 31, 2013, respectively, and remain convertible as of the date of this filing.  During the three and six months ended June 30, 2014,  holders of the 4.0% Notes converted $121.5 million and $121.6 million, respectively, in principal amount of 4.0% Notes. We settled our conversion obligation through the payment of the principal amount in cash and the issuance of 2.7 million shares of our Class A common stock during the three and six months ended June 30, 2014.  Concurrently with these conversions, the related convertible note hedges were settled, and we received 2.7 million shares of our Class A common stock, of which 0.1 million shares were received subsequent to June 30, 2014.  As a result, our outstanding share count has not been impacted by the conversion of these notes. In addition, we received conversion notices totaling $11.3 million in principal amount of the 4.0% Notes which will settle during the third quarter of 2014 for cash and shares of our Class A common stock.

During the three months ended June 30, 2014,  we paid $276.2 million to early settle approximately 30% of the outstanding warrants sold in connection with the issuance of the 4.0% Notes, representing approximately 4.9 million underlying shares of Class A common stock, scheduled to mature in the first quarter of 2015. Subsequent to June 30, 2014,  we paid $66.7 million to early settle approximately 7.5% of the original total outstanding warrants, representing approximately 1.2 million underlying shares, scheduled to mature in the first quarter of 2015. Our obligations under the remaining 10.3 million warrants are scheduled to settle over a 60 trading day period commencing on January 2, 2015 unless otherwise settled early.

Senior Notes

8.25% Senior Notes

On July 24, 2009, SBA Telecommunications LLC (“Telecommunications”), our wholly owned subsidiary, issued $375.0 million of unsecured senior notes due August 15, 2019 (the “8.25% Notes”). The 8.25% Notes have an interest rate of 8.25% per annum and were issued at a price of 99.152% of their face value. Interest is due semi-annually on February 15 and August 15 of each year beginning on February 15, 2010. We incurred deferred financing fees of $5.4 million in relation to the 8.25% Notes which are being amortized through the maturity date.

On April 13, 2012, we used the proceeds of an equity offering to redeem $131.3 million in aggregate principal amount of our 8.25% Notes and to pay $10.8 million as a premium on the redemption of the 8.25% Notes. We expensed $0.9 million and $2.4 million of debt discount and deferred financing fees, respectively, related to the redemption of the 8.25% Notes.

As of June 30, 2014, the principal balance of the 8.25% Notes was $243.8 million.

On July 15, 2014, we provided notice to the trustee that we would be exercising our call right with respect to the 8.25% Notes effective August 15, 2014. As of this date, we will repay the remaining $243.8 million principal and a call premium of $10.1 million to fully settle these notes.

5.75% Senior Notes

On July 13, 2012, Telecommunications issued $800.0 million of unsecured senior notes due July 15, 2020 (the “5.75% Notes”). The 5.75% Notes accrue interest at a rate of 5.75% and were issued at par. Interest on the 5.75% Notes is due semi-annually on July 15 and January 15 of each year beginning on January 15, 2013. We incurred deferred financing fees of $14.0 million in relation to this transaction which are being amortized through the maturity date.

5.625% Senior Notes

On September 28, 2012, we issued $500.0 million of unsecured senior notes due October 1, 2019 (the “5.625% Notes”). The 5.625% Notes accrue interest at a rate of 5.625% per annum and were issued at par. Interest on the 5.625% Notes is due semi-annually on April 1 and October 1 of each year beginning on April 1, 2013. We incurred deferred financing fees of $8.5 million in relation to this transaction which are being amortized through the maturity date.

4.875% Senior Notes

On July 1, 2014, we issued $750.0 million of unsecured senior notes due July 15, 2022 (the “4.875% Notes”). The 4.875% Notes were issued at 99.178% of par value. Interest on the 4.875% Notes is payable semi-annually on January 15 and July 15 of each year beginning January 15, 2015. Net proceeds from the 4.875% Notes were used to pay the conversion obligations with respect to $121.5 million aggregate principal amount of the 4.0% Notes. The remaining net proceeds will be used to redeem all of the 8.25% Notes due 2019 including the associated call premium and for general corporate purposes.

BNDES Loans

During the six months ended June 30, 2014,  we had borrowings of $0.4 million and repayments of $6.3 million under the BNDES Loans.  The BNDES Loans were repaid in full in April 2014.

Debt Service

As of June 30, 2014, we believe that our cash on hand, capacity available under our Revolving Credit Facility,  our cash flows from operations for the next twelve months, and future financings will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months based on the amounts outstanding as of June 30, 2014 and the interest rates accruing on those amounts on such date (in thousands):

4.000% Convertible Senior Notes due 2014	$382,045
8.250% Senior Notes due 2019 (1)	20,109
5.625% Senior Notes due 2019	28,125
5.750% Senior Notes due 2020	46,000
4.254% Secured Tower Revenue Securities Series 2010-1	703,081
5.101% Secured Tower Revenue Securities Series 2010-2	28,230
2.933% Secured Tower Revenue Securities Series 2012-1	18,085
2.240% Secured Tower Revenue Securities Series 2013-1C	9,655
3.722% Secured Tower Revenue Securities Series 2013-2C	21,584
3.598% Secured Tower Revenue Securities Series 2013-1D	11,978
Revolving Credit Facility	3,515
2012-1 Term Loan	19,522
2014 Term Loan	63,445
Total debt service for next 12 months: (2) (3)	$1,355,374

(1)

On July 15, 2014, we provided notice to the trustee that we would be exercising our call right with respect to the 8.25% Notes effective August 15, 2014. As of this date, we will repay the remaining $243.8 million principal and a call premium of $10.1 million.

(2)	Our total debt service does not include any amounts for the 4.875% Notes issued July 1, 2014. Total debt service for the next twelve months related to the 4.875% Notes is $36.6 million.
(3)	Total debt service excludes amounts necessary to settle the remaining 10.3 million warrants scheduled to settle over a 60 trading day period commencing on January 2, 2015. 38

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of June 30, 2014:

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value

Debt:	(in thousands)
4.000% Convertible Senior
Notes due 2014 (1)	$378,370	$—	$—	$—	$—	$—	$378,370	$1,266,140
8.250% Senior Notes due
2019	—	—	—	—	—	243,750	243,750	254,719
5.625% Senior Notes due
2019	—	—	—	—	—	500,000	500,000	528,750
5.750% Senior Notes due
2020	—	—	—	—	—	800,000	800,000	848,000
4.254% 2010-1 Tower
Securities (2)	—	680,000	—	—	—	—	680,000	680,564
5.101% 2010-2 Tower
Securities (2)	—	—	—	550,000	—	—	550,000	579,508
2.933% 2012-1 Tower
Securities (2)	—	—	—	610,000	—	—	610,000	618,418
2.240% 2013-1C Tower
Securities (2)	—	—	—	—	425,000	—	425,000	422,510
3.722% 2013-2C Tower
Securities (2)	—	—	—	—	—	575,000	575,000	569,543
3.598% 2013-1D Tower
Securities (2)	—	—	—	—	330,000	—	330,000	332,251
Revolving Credit Facility	—	—	—	100,000	—	—	100,000	100,000
2012-1 Term Loan	7,500	17,500	20,000	135,000	—	—	180,000	179,550
2014 Term Loan	7,500	15,000	15,000	15,000	15,000	1,432,500	1,500,000	1,488,750
Total debt obligation	$393,370	$712,500	$35,000	$1,410,000	$770,000	$3,551,250	$6,872,120	$7,868,703

(1)

Amounts set forth reflect the principal amount of the convertible notes and do not reflect the total obligations that may be due on the convertible notes if they are converted prior to their maturity date. As of June 30, 2014, the 4.0% Notes are convertible pursuant to the terms of their applicable indenture.

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

Our current primary market risk exposure is (1) our ability to refinance our debt at commercially reasonable rates, if at all, (2) interest rate risk relating to our ability to meet financial covenants, and (3) interest rate risk relating to the impact of interest rate movements on our 2012-1 Term Loan and 2014 Term Loan and any borrowings that we may incur under our Revolving Credit

Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis. In addition, in connection with our convertible notes, we are subject to market risk associated with the market price of our common stock.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Costa Rica, Guatemala, and Nicaragua. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil and Canada, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the six months ended June 30, 2014, approximately 8.7% of our revenues and approximately 10.0% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Reais from the quoted foreign currency exchange rates at June 30, 2014. As of June 30, 2014, the analysis indicated that such an adverse movement would have caused our revenues and operating results to fluctuate by less than 1% for the six months ended June 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of June 30, 2014. Based on such evaluation, such officers have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None.

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

SBA COMMUNICATIONS CORPORATION

August 5, 2014	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

August 5, 2014	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)