Form 10-Q
period 2014-09-30
SBA COMMUNICATIONS CORP
filed 2014-11-07
CIK 1034054

hi

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 129,096,733 shares of Class A common stock as of October 30, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30,	December 31,
	2014	2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$450,257	$122,112
Restricted cash	46,271	47,305
Short-term investments	5,541	5,446
Accounts receivable, net of allowance of $837 and $686
at September 30, 2014 and December 31, 2013, respectively	77,435	71,339
Costs and estimated earnings in excess of billings on uncompleted contracts	29,105	27,864
Prepaid and other current assets	65,777	69,586
Total current assets	674,386	343,652
Property and equipment, net	2,687,827	2,578,444
Intangible assets, net	3,910,755	3,387,198
Deferred financing fees, net	78,903	73,042
Other assets	457,121	400,852
Total assets	$7,808,992	$6,783,188

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$31,325	$24,302
Accrued expenses	78,643	86,131
Current maturities of long-term debt	1,078,318	481,886
Deferred revenue	108,054	94,658
Accrued interest	38,512	46,689
Other current liabilities	11,375	14,007
Total current liabilities	1,346,227	747,673
Long-term liabilities:
Long-term debt	6,471,770	5,394,721
Other long-term liabilities	288,612	283,828
Total long-term liabilities	6,760,382	5,678,549

Shareholders' equity (deficit):
Preferred stock - par value $.01, 30,000 shares authorized, no shares issued
or outstanding	—	—
Common stock - Class A, par value $.01, 400,000 shares authorized, 129,096 and
128,432 shares issued and outstanding at September 30, 2014 and
December 31, 2013, respectively	1,291	1,284
Additional paid-in capital	2,338,007	2,907,446
Accumulated deficit	(2,542,770)	(2,518,085)
Accumulated other comprehensive loss, net	(94,145)	(33,679)
Total shareholders' equity (deficit)	(297,617)	356,966
Total liabilities and shareholders' equity (deficit)	$7,808,992	$6,783,188

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013
Revenues:
Site leasing	$349,010	$287,483	$998,781	$840,488
Site development	44,283	44,611	123,481	128,982
Total revenues	393,293	332,094	1,122,262	969,470
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion, and
amortization shown below):
Cost of site leasing	77,926	68,042	223,049	203,927
Cost of site development	33,950	35,253	93,432	103,788
Selling, general, and administrative (1)	26,589	21,827	76,707	63,765
Acquisition related adjustments and expenses	(58)	3,599	10,728	11,378
Asset impairment and decommission costs	5,992	6,190	13,554	16,405
Depreciation, accretion, and amortization	159,410	133,281	464,858	400,006
Total operating expenses	303,809	268,192	882,328	799,269
Operating income	89,484	63,902	239,934	170,201
Other income (expense):
Interest income	161	274	428	1,612
Interest expense	(78,170)	(62,987)	(215,695)	(185,569)
Non-cash interest expense	(8,236)	(9,642)	(26,832)	(39,151)
Amortization of deferred financing fees	(4,599)	(3,981)	(13,114)	(11,508)
Loss from extinguishment of debt, net	(14,893)	(3)	(25,080)	(5,764)
Other income, net	611	34,175	20,384	34,873
Total other expense	(105,126)	(42,164)	(259,909)	(205,507)
(Loss) income before provision for income taxes	(15,642)	21,738	(19,975)	(35,306)
Provision for income taxes	(982)	(207)	(4,710)	(1,441)
Net (loss) income	$(16,624)	$21,531	$(24,685)	$(36,747)
Net (loss) income per common share
Basic	$(0.13)	$0.17	$(0.19)	$(0.29)
Diluted	$(0.13)	$0.16	$(0.19)	$(0.29)
Weighted average number of common shares
Basic	129,046	127,885	128,854	127,555
Diluted	129,046	136,912	128,854	127,555

(1)Includes non-cash compensation of $6,319 and $4,146 for the three months ended September 30, 2014 and 2013, respectively, and $16,951 and $12,836 for the nine months ended September 30, 2014 and 2013, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited) (in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(16,624)	$21,531	$(24,685)	$(36,747)
Foreign currency translation adjustments	(128,461)	1,609	(60,466)	(15,355)
Comprehensive (loss) income	$(145,085)	$23,140	$(85,151)	$(52,102)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

 (unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCE, December 31, 2013	128,432	$1,284	$2,907,446	$(2,518,085)	$(33,679)	$356,966
Net loss	—	—	—	(24,685)	—	(24,685)
Common stock issued in connection with
stock purchase/option plans	657	7	6,287	—	—	6,294
Non-cash compensation	—	—	17,480	—	—	17,480
Settlement of convertible notes	3,008	30	9,591	—	—	9,621
Settlement of convertible note hedges	(3,002)	(30)	37	—	—	7
Settlement of common stock warrants	1	—	(602,834)	—	—	(602,834)
Foreign currency translation adjustments	—	—	—	—	(60,466)	(60,466)
BALANCE, September 30, 2014	129,096	$1,291	$2,338,007	$(2,542,770)	$(94,145)	$(297,617)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months
	ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,685)	$(36,747)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization	464,858	400,006
Non-cash interest expense	26,832	39,151
Deferred income tax expense (benefit)	(1,043)	(2,670)
Non-cash asset impairment and decommission costs	9,909	13,097
Non-cash compensation expense	17,231	13,010
Amortization of deferred financing fees	13,114	11,508
Loss from extinguishment of debt, net	25,080	5,764
Unrealized gain on foreign currency swap contract	—	(6,893)
Gain on sale of bankruptcy claim on convertible hedge	—	(27,870)
Other non-cash items reflected in the Statements of Operations	2,323	1,368
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	(10,649)	(34,531)
Prepaid and other assets	(43,923)	(68,622)
Accounts payable and accrued expenses	(9,750)	2,996
Accrued interest	(659)	137
Other liabilities	34,541	33,344
Net cash provided by operating activities	503,179	343,048
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(1,048,748)	(347,055)
Capital expenditures	(131,347)	(103,373)
Other investing activities	(1,782)	960
Net cash used in investing activities	(1,181,877)	(449,468)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	575,000	125,000
Repayments under Revolving Credit Facility	(490,000)	(225,000)
Repayment of Term Loans	(303,000)	(509,500)
Proceeds from Term Loans, net of fees	1,483,337	—
Payment for the redemption of 8.25% Notes	(253,805)	—
Proceeds from employee stock purchase/stock option plans	6,294	10,167
Proceeds from 4.875% Senior Notes, net of fees	732,459	—
Proceeds from settlement of convertible note hedges	7	182,855
Proceeds from issuance of Tower Securities	—	1,304,854
Payments for settlement of convertible debt	(132,592)	(794,997)
Payments for settlement of common stock warrants	(602,834)	(42,424)
Proceeds from sale of bankruptcy claim on convertible hedge	—	27,870
Payments for earn-outs	(16,346)	(1,310)
Other financing activities	(8,157)	(16,005)
Net cash provided by financing activities	990,363	61,510
Effect of exchange rate changes on cash and cash equivalents	16,480	1,220
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	328,145	(43,690)
CASH AND CASH EQUIVALENTS:
Beginning of period	122,112	233,099
End of period	$450,257	$189,409

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months
	ended September 30,
	2014	2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$216,103	$185,408
Income taxes	$6,377	$5,208

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Assets acquired through capital leases	$1,290	$1,239
Issuance of stock for settlement of convertible debt and warrants, net of hedges	$284	$18,158
Liabilities assumed on acquisition	$—	$9,796

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

Foreign Currency Translation

All assets and liabilities of foreign subsidiaries that do not utilize the United States dollar as its functional currency (Brazil and Canada) are translated at period-end rates of exchange, while revenues and expenses are translated at monthly weighted average rates of exchange for the year. Unrealized translation gains and losses are reported as foreign currency translation adjustments through other comprehensive income (loss) in shareholders’ equity.

2.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnouts related to acquisitions are measured at fair value on a recurring basis using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company determines the fair value of acquisition-related contingent consideration and any subsequent changes in fair value using a discounted probability-weighted approach using Level 3 inputs. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation if the performance targets contained in various acquisition agreements were met was $23.1 million and $30.1 million as of September 30, 2014 and December 31, 2013, respectively, which the Company recorded in accrued expenses on its Consolidated Balance Sheets. The maximum potential obligation related to the performance targets was $35.7 million as of September 30, 2014.

The following summarizes the activity of the accrued earnouts:

	2014	2013

	(in thousands)
Beginning balance, December 31, 2013 and 2012, respectively	$30,063	$9,840
Additions	10,384	19,342
Payments	(16,346)	(1,310)
Expirations	(573)	(1,863)
Change in estimate	(946)	(105)
Foreign currency translation adjustments	554	61
Ending balance, September 30,	$23,136	$25,965

Items Measured at Fair Value on a Nonrecurring Basis— The Company’s long-lived assets, intangibles, and asset retirement obligations are measured at fair value on a nonrecurring basis using Level 3 inputs. The Company considers many factors and makes certain assumptions when making this assessment, including but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. The fair value of the long-lived assets, intangibles, and asset retirement obligations is calculated using a discounted cash flow model. During the three and nine months ended

September 30, 2014, the Company recognized an impairment charge of $6.0 million and $13.6 million, respectively. The impairment charge includes the write off of $5.2 million and $10.8 million in carrying value of decommissioned towers and other third party decommission costs incurred related to the Company’s long-lived assets and intangibles for the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2013, the Company recognized an impairment charge of $6.2 million and $16.4 million, respectively. The impairment charge includes the write off of $4.9 million and $12.3 million in carrying value of decommissioned towers and other third party decommission costs incurred related to the Company’s long-lived assets and intangibles for the three and nine months ended September 30, 2013, respectively. These write offs result from the Company’s analysis that the future cash flows from certain towers would not recover the carrying value of the investment in those towers. Impairment charges and the related impaired assets relate to the Company’s site leasing operating segment.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. Short-term investments consisted of $5.3 million and $5.2 million in certificate of deposits, as of September 30, 2014 and December 31, 2013, respectively. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of September 30, 2014, the carrying value and fair value of the held-to-maturity investments, including current portion, were $1.2 million and $1.3 million, respectively. As of December 31, 2013, the carrying value and fair value of the held-to-maturity investments, including current portion, was $1.1 million and $1.3 million, respectively.

The Company determines fair value of its debt instruments utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Revolving Credit Facility is considered to approximate the carrying value because the interest payments are based on Eurodollar rates that reset every month. The Company does not believe its credit risk has changed materially from the date the applicable Eurodollar Rate plus 187.5 to 237.5 basis points was set for the Revolving Credit Facility. The following table reflects fair values, principal balances, and carrying values of the Company’s debt instruments (see Note 11).

	As of September 30, 2014			As of December 31, 2013
	Fair Value	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value

	(in thousands)
4.000% Convertible Senior Notes due 2014	$1,325,115	$367,068	$367,068	$1,479,859	$499,944	$468,394
8.250% Senior Notes due 2019	—	—	—	262,031	243,750	242,387
5.625% Senior Notes due 2019	507,500	500,000	500,000	514,375	500,000	500,000
5.750% Senior Notes due 2020	814,000	800,000	800,000	832,000	800,000	800,000
4.875% Senior Notes due 2022	729,375	750,000	743,992	—	—	—
4.254% 2010-1 Tower Securities	680,503	680,000	680,000	689,717	680,000	680,000
5.101% 2010-2 Tower Securities	573,392	550,000	550,000	586,586	550,000	550,000
2.933% 2012-1Tower Securities	616,747	610,000	610,000	604,736	610,000	610,000
2.240% 2013-1C Tower Securities	419,598	425,000	425,000	408,442	425,000	425,000
3.722% 2013-2C Tower Securities	570,751	575,000	575,000	530,098	575,000	575,000
3.598% 2013-1D Tower Securities	330,759	330,000	330,000	318,856	330,000	330,000
Revolving Credit Facility	300,000	300,000	300,000	215,000	215,000	215,000
2011 Term Loan	—	—	—	180,980	180,529	180,234
2012-1 Term Loan	175,809	176,250	176,250	184,538	185,000	185,000
2012-2 Term Loan	—	—	—	110,383	109,971	109,745
2014 Term Loan	1,458,844	1,496,250	1,492,778	—	—	—
BNDES Loans	—	—	—	5,847	5,847	5,847
Totals	$8,502,393	$7,559,568	$7,550,088	$6,923,448	$5,910,041	$5,876,607

3.RESTRICTED CASH

Restricted cash consists of the following:

	As of	As of
	September 30, 2014	December 31, 2013	Included on Balance Sheet

	(in thousands)
Securitization escrow accounts	$45,871	$46,364	Restricted cash - current asset
Payment and performance bonds	400	941	Restricted cash - current asset
Surety bonds and workers compensation	5,934	8,991	Other assets - noncurrent
Total restricted cash	$52,205	$56,296

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily relates to the Company’s tower removal obligations. As of September 30, 2014, the Company had $40.0 million in surety bonds and payment and performance bonds for which it was only required to post $2.7 million in collateral. As of December 31, 2013, the Company had $42.0 million in surety, payment and performance bonds for which it was only required to post $6.1 million in collateral. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of September 30, 2014 and December 31, 2013, the Company had also pledged $2.6 million and $2.3 million, respectively, as collateral related to its workers compensation policy.

4.OTHER ASSETS

The Company’s other assets are comprised of the following:

	As of	As of
	September 30, 2014	December 31, 2013

	(in thousands)
Restricted cash	$5,934	$8,991
Long-term investments	52,716	52,801
Prepaid land rent	129,319	119,047
Straight-line rent receivable	218,435	179,292
Other	50,717	40,721
Total other assets	$457,121	$400,852

5.ACQUISITIONS

The Company acquired 94 communication sites and related assets and liabilities and the rights to manage 4 additional communication sites during the three months ended September 30, 2014. These acquisitions were not significant to the Company and, accordingly, a preliminary estimate of the fair value of the assets acquired and liabilities assumed has not been presented. The Company evaluates all acquisitions after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met.

The following table summarizes all of the Company’s cash acquisition capital expenditures:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013

	(in thousands)
Towers and related intangible assets	$71,688	$80,326	$1,019,733	$311,191
Ground lease buyouts (1)	9,586	11,320	29,015	35,864
Total cash acquisition capital expenditures	$81,274	$91,646	$1,048,748	$347,055

(1)

In addition, the Company paid $2.7 million and $2.8 million for ground lease extensions and term easements during the three months ended September 30, 2014 and 2013, respectively, and $7.8 million and $7.6 million for ground lease extensions during the nine months ended September 30, 2014 and 2013, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

Subsequent to September 30, 2014, the Company acquired 52 communication sites and related assets and liabilities for $40.6 million in cash.

Foreign Currency Forward Contract

On September 29, 2014, the Company executed put and call option contracts settling on November 25, 2014 which create a “costless collar” based on the cost to purchase $1.17 billion Brazilian Reals with US Dollars. The options are intended to limit exposure to movements in the related exchange rates and were entered into in contemplation of the purchase of the Oi S.A. acquisition that is anticipated to close December 1, 2014. These options create a floor price for the purchase of Brazilian Reals of 2.4 and a ceiling price of 2.5665. These contracts did not qualify for hedge accounting and, as such, any gains and losses would be reflected within Other Income, net in the accompanying Consolidated Statement of Operations. As of September 30, 2014, there was no gain or loss recognized in connection with these contracts.

6.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of September 30, 2014			As of December 31, 2013
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$3,800,298	$(830,888)	$2,969,410	$3,154,616	$(649,861)	$2,504,755
Network location intangibles	1,331,398	(390,053)	941,345	1,209,142	(326,699)	882,443
Intangible assets, net	$5,131,696	$(1,220,941)	$3,910,755	$4,363,758	$(976,560)	$3,387,198

All intangible assets noted above are included in the Company’s site leasing segments. The Company amortizes its intangible assets using the straight-line method over an estimated economic life of 15 years. Amortization expense relating to the intangible assets was $86.2 million and $68.1 million for the three months ended September 30, 2014  and 2013, respectively, and $250.5 million and $201.7 million for the nine months ended September 30, 2014 and 2013, respectively. These amounts are subject to changes in estimates resulting from purchase price adjustments.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of	As of
	September 30, 2014	December 31, 2013

	(in thousands)
Towers and related components	$4,070,524	$3,821,482
Construction-in-process	37,867	24,275
Furniture, equipment, and vehicles	50,686	40,274
Land, buildings, and improvements	405,212	364,830
	4,564,289	4,250,861
Less: accumulated depreciation	(1,876,462)	(1,672,417)
Property and equipment, net	$2,687,827	$2,578,444

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $73.0 million and $65.1 million for the three months ended September 30, 2014 and 2013, respectively, and $213.7 million and $198.1 million for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014 and December 31, 2013, non-cash capital expenditures that are included in accounts payable and accrued expenses were $19.3 million and $11.4 million, respectively.

8.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of	As of
	September 30, 2014	December 31, 2013

	(in thousands)
Costs incurred on uncompleted contracts	$121,782	$94,145
Estimated earnings	53,720	32,547
Billings to date	(153,216)	(108,070)
	$22,286	$18,622

These amounts are included in the accompanying Consolidated Balance Sheets under the following captions:

	As of	As of
	September 30, 2014	December 31, 2013

	(in thousands)
Costs and estimated earnings in excess of
billings on uncompleted contracts	$29,105	$27,864
Other current liabilities (Billings in excess of costs and
estimated earnings on uncompleted contracts)	(6,819)	(9,242)
	$22,286	$18,622

Eight significant customers comprised 87.8% and 89.6% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings on uncompleted contracts at September 30, 2014 and December 31, 2013, respectively.

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

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013
Percentage of Domestic Site Leasing Revenue
AT&T Wireless (1)	31.1%	27.2%	29.7%	25.8%
Sprint (2)	25.1%	30.8%	26.2%	30.4%
T-Mobile (3)	19.1%	18.1%	19.4%	17.9%
Verizon Wireless	14.2%	13.7%	14.0%	13.1%

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013
Percentage of International Site Leasing Revenue
Oi	46.2%	1.3%	43.1%	1.2%
Telefonica	27.2%	49.3%	30.2%	52.0%
Digicel	4.5%	11.8%	5.0%	12.0%

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013
Percentage of Site Development Revenue
Sprint (2)	46.1%	1.8%	32.2%	0.9%
Ericsson, Inc.	16.1%	32.2%	17.2%	38.1%
Verizon Wireless	10.0%	4.9%	9.8%	4.3%
T-Mobile (3)	7.4%	10.5%	8.9%	7.9%
Alcatel-Lucent	0.7%	8.1%	2.5%	10.1%

(1)Prior year amounts have been adjusted to reflect the merger of AT&T Wireless and Cricket.

(2)Prior year amounts have been adjusted to reflect the merger of Sprint and Clearwire.

(3)Prior year amounts have been adjusted to reflect the merger of T-Mobile and Metro PCS.

Five significant customers comprised 54.2% and 51.5% of total gross accounts receivable at September 30, 2014 and December 31, 2013, respectively.

10.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	September 30, 2014	December 31, 2013

	(in thousands)
Accrued earnouts	$23,136	$30,063
Salaries and benefits	12,340	11,351
Real estate and property taxes	9,224	9,814
Other	33,943	34,903
	$78,643	$86,131

11.     DEBT

The carrying and principal values of debt consist of the following (in thousands):

	Maturity	As of		As of
	Date	September 30, 2014		December 31, 2013
		Principal Balance	Carrying Value	Principal Balance	Carrying Value
4.000% Convertible Senior Notes	Oct. 1, 2014	$367,068	$367,068	$499,944	$468,394
8.250% Senior Notes	Aug. 15, 2019	—	—	243,750	242,387
5.625% Senior Notes	Oct. 1, 2019	500,000	500,000	500,000	500,000
5.750% Senior Notes	July 15, 2020	800,000	800,000	800,000	800,000
4.875% Senior Notes	July 15, 2022	750,000	743,992	—	—
4.254% 2010-1 Tower Securities	April 15, 2015	680,000	680,000	680,000	680,000
5.101% 2010-2 Tower Securities	April 17, 2017	550,000	550,000	550,000	550,000
2.933% 2012-1 Tower Securities	Dec. 15, 2017	610,000	610,000	610,000	610,000
2.240% 2013-1C Tower Securities	April 16, 2018	425,000	425,000	425,000	425,000
3.722% 2013-2C Tower Securities	April 17, 2023	575,000	575,000	575,000	575,000
3.598% 2013-1D Tower Securities	April 16, 2018	330,000	330,000	330,000	330,000
Revolving Credit Facility	May 9, 2017	300,000	300,000	215,000	215,000
2011 Term Loan	June 30, 2018	—	—	180,529	180,234
2012-1 Term Loan	May 9, 2017	176,250	176,250	185,000	185,000
2012-2 Term Loan	Sept. 28, 2019	—	—	109,971	109,745
2014 Term Loan	Mar. 24, 2021	1,496,250	1,492,778	—	—
BNDES Loans	various	—	—	5,847	5,847
Total debt		$7,559,568	$7,550,088	$5,910,041	$5,876,607
Less: current maturities of long-term debt			(1,078,318)		(481,886)
Total long-term debt, net of current maturities			$6,471,770		$5,394,721

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	For the three months ended September 30,				For the nine months ended September 30,
	2014		2013		2014		2013
	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest

	(in thousands)
1.875% Convertible Senior Notes	$—	$—	$—	$—	$—	$—	$2,670	$10,434
4.0% Convertible Senior Notes	3,675	7,934	4,999	9,570	12,520	26,266	14,999	28,446
8.25% Senior Notes	2,458	24	5,027	46	12,513	121	15,082	135
5.625% Senior Notes	7,031	—	7,031	—	21,094	—	21,094	—
5.75% Senior Notes	11,500	—	11,500	—	34,500	—	34,500	—
4.875% Senior Notes	9,141	157	—	—	9,141	157	—	—
2010 Secured Tower Rev Securities	14,346	—	14,349	—	43,036	—	43,037	—
2012 Secured Tower Rev Securities	4,521	—	4,521	—	13,564	—	13,564	—
2013 Secured Tower Rev Securities	10,804	—	10,804	—	32,413	—	19,588	—
Revolving Credit Facility	1,007	—	856	—	3,279	—	3,338	—
2011 Term Loan	—	—	1,730	16	696	7	8,802	85
2012-1 Term Loan	1,222	—	1,123	—	3,336	—	3,516	—
2012-2 Term Loan	—	—	1,054	10	424	4	5,362	51
2014 Term Loan	12,458	121	—	—	28,911	277	—	—
Other	7	—	(7)	—	268	—	17	—
Total	$78,170	$8,236	$62,987	$9,642	$215,695	$26,832	$185,569	$39,151

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility is governed by the Senior Credit Agreement. As of September 30, 2014, the Revolving Credit Facility consisted of a revolving loan under which up to $770.0 million aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest at the Eurodollar Rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. If not earlier terminated by SBA Senior Finance II LLC (“SBA Senior Finance II”), a subsidiary of the Company, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, May 9, 2017. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. A per annum commitment fee of 0.375% to 0.5% of the unused commitments under the Revolving Credit Facility is charged based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period. As of September 30, 2014, the Revolving Credit Facility was accruing interest at 2.535% per annum.

During the three and nine months ended September 30, 2014, the Company borrowed $300.0 million and $575.0 million, respectively, under the Revolving Credit Facility. During the three and nine months ended September 30, 2014, the Company repaid $100.0 million and $490.0 million, respectively, of the outstanding balance under the Revolving Credit Facility. As of September 30, 2014,  $300.0 million was outstanding under the Revolving Credit Facility. Subsequent to September 30, 2014, the Company repaid the remaining $300.0 million outstanding balance under the Revolving Credit Facility with proceeds from the issuance of the 2014 Tower Securities (defined below). As of the date of this filing, no amounts were outstanding under the Revolving Credit Facility, and the amount available based on specified covenants under the facility was $770.0 million.

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

2012-1 Term Loan

The 2012-1 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $200.0 million that matures on May 9, 2017. The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of September 30, 2014, the 2012-1 Term Loan was accruing interest at 2.66% per annum. Principal payments on the 2012-1 Term Loan commenced on September 30, 2012 and are being made in quarterly installments on the last day of each March, June, September, and December, in an amount equal to $2.5 million for each of the first eight quarters, $3.75 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-1 Term Loan without premium or penalty. To the extent not previously repaid, the 2012-1 Term Loan will be due and payable on the maturity date. The 2012-1 Term Loan was issued at par. The Company incurred deferred financing fees of $2.7 million in relation to this transaction which are being amortized through the maturity date.

During the three and nine months ended September 30, 2014, the Company repaid $3.8 million and $8.8 million, respectively, of principal on the 2012-1 Term Loan. As of September 30, 2014, the 2012-1 Term Loan had a principal balance of $176.3 million.

2012-2 Term Loan

On February 7, 2014, the Company repaid the entire $110.0 million outstanding principal balance of the 2012-2 Term Loan. In connection with the prepayment, the Company expensed $1.0 million of net deferred financing fees and $0.2 million of discount related to the debt.

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021. The 2014 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of September 30, 2014, the 2014 Term Loan was accruing interest at 3.25% per annum. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.75 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. The Company has incurred deferred financing fees of approximately $12.9 million to date in relation to this transaction which are being amortized through the maturity date.

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

Secured Tower Revenue Securities

2010 Tower Securities

On April 16, 2010, the Company, through a New York common law trust (the “Trust”), issued $680.0 million of 2010-1 Tower Securities and $550.0 million of 2010-2 Tower Securities (together the “2010 Tower Securities”). The 2010-1 Tower Securities have an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The weighted average annual fixed interest rate of the 2010 Tower Securities is 4.7%, including borrowers’ fees, payable monthly. The anticipated repayment date and the final maturity date for the 2010–1 Tower Securities was  April 15, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010–2 Tower Securities is April 17, 2017 and April 15, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those SBA entities that are borrowers on the mortgage loan (the “Borrowers”). The Company incurred deferred financing fees of $18.0 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2010 Tower Securities.

On October 15, 2014, the Company repaid in full the 2010-1 Tower Securities with proceeds from the 2014 Tower Securities (defined below). In connection with the prepayment, the Company expensed $1.1 million of net deferred financing fees.

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

2013 Tower Securities

On April 18, 2013, the Company, through the Trust, issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C which have an anticipated repayment date and a final maturity date of April 16, 2018 and April 15, 2043, respectively,  $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C which have an anticipated repayment date and a final maturity date of April 17, 2023 and April 15, 2048, respectively, and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D which have an anticipated repayment date and a final maturity date of April 16, 2018 and April 15, 2043, respectively (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities have a blended interest rate of 3.218% and an initial weighted average life through the anticipated repayment date of 7.2 years. The Company incurred an aggregate of deferred financing fees of $25.5 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2013 Tower Securities.

2014 Tower Securities

On October 15, 2014, the Company, through the Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C which have an anticipated repayment date and a final maturity date of October 15, 2019 and October 17, 2044, respectively, and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C which have an anticipated repayment date and a final maturity date of October 15, 2024 and October 15, 2049, respectively, (collectively the “2014 Tower Securities”). The aggregate $1.54 billion of 2014 Tower Securities have a blended interest rate of 3.289% and a weighted average life through the anticipated repayment date of 7.0 years. Net proceeds from this offering were used to prepay in full $680 million of Series 2010-1 securities and to repay the $300 million outstanding balance under the Company’s Revolving Credit Facility which had been drawn in order to partially repay the 4.0% Notes. The remaining net proceeds will be used for general corporate purposes. The Company has incurred deferred financing fees in the aggregate of $20.9 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2014 Tower Securities.

As of September 30, 2014, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

4.0% Convertible Senior Notes due 2014

On April 24, 2009, the Company issued $500.0 million of its 4.0% Convertible Senior Notes (the “4.0% Notes”) in a private placement transaction. Interest was payable semi-annually on April 1 and October 1 and the notes matured on October 1, 2014. The 4.0% Notes were convertible, at the holder’s option, into shares of the Company’s Class A common stock, at an initial conversion rate of 32.9164 shares of its Class A common stock per $1,000 principal amount of 4.0% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $30.38 per share or a 22.5% conversion premium based on the last reported sale price of $24.80 per share of the Company’s Class A common stock on the Nasdaq Global Select Market on April 20, 2009, the purchase agreement date.

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

At the time of the issuance of the 4.0% Notes, the Company elected to settle its conversion obligations in stock. Effective March 17, 2014, the Company elected to settle the principal amount of any conversions in cash and any additional conversion consideration at the conversion rate then applicable in shares of its Class A common stock. Concurrently with the settlement of any 4.0% Notes converted, the Company settled the associated convertible note hedges and received an equal number of shares to those issued to the noteholders.

During the three and nine months ended September 30, 2014, holders of the 4.0% Notes converted $11.3 million and $132.9 million, respectively, in principal amount of 4.0% Notes. The Company settled its conversion obligation through the payment of the principal amount in cash and the issuance of 0.3 million and 3.0 million shares of its Class A common stock during the three and nine months ended September 30, 2014, respectively. Concurrently with these conversions, the related convertible note hedges were settled, and the Company received 0.4 million (of which 0.1 million related to notices received during the second quarter of 2014) and 3.0 million shares of its Class A common stock during the three and nine months ended September 30, 2014, respectively. As a result, the Company’s outstanding share count was not impacted by the conversion of these notes.

During the final settlement period, the Company received conversion notices totaling $367 million in principal of the 4.0% Notes and settled these on October 1, 2014 for $367 million in cash and 8.7 million shares of Class A common stock. Concurrently with the settlement of the Company’s conversion obligation, the Company settled the convertible note hedges that the Company had purchased at the time the 4.0% Notes were issued, receiving 8.7 million shares of its Class A common stock. As a result, SBA’s outstanding share count was not impacted by the conversion of these notes. The remaining $38,000 aggregate principal amount of 4.0% Notes that was not converted matured on October 1, 2014 and was settled in cash at principal plus accrued interest.

During the three months ended September 30, 2014, the Company paid $326.6 million to early settle approximately 32% of the outstanding warrants sold in connection with the issuance of the 4.0% Notes, representing approximately 5.3 million underlying shares of Class A common stock, originally scheduled to mature in the first quarter of 2015. During the nine months ended September 30,

2014, the Company paid $602.8 million to early settle approximately 62% of the original warrants sold in connection with the issuance of the 4.0% Notes, representing approximately 10.2 million underlying shares of Class A common stock, originally scheduled to mature in the first quarter of 2015. Subsequent to September 30, 2014, the Company early settled approximately 7% of the original total outstanding warrants for $74.3 million, representing approximately 1.2 million underlying shares, originally scheduled to mature in the first quarter of 2015. As of the date of this filing, the Company has approximately 31% of the original warrants still outstanding representing approximately 5.1 million underlying shares,  which are currently scheduled to mature in the first quarter of 2015.

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

On August 15, 2014, the Company used proceeds from the 4.875% Notes (defined below) to redeem the remaining $243.8 million principal balance and to pay $10.1 million as a premium on redemption of the 8.25% Notes.  The Company expensed $1.2 million and $3.3 million of debt discount and deferred financing fees, respectively, related to the redemption of the 8.25% Notes.

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

5.625% Senior Notes

On September 28, 2012, the Company issued $500.0 million of unsecured senior notes due October 1, 2019 (the “5.625% Notes”). The 5.625% Notes accrue interest at a rate of 5.625% per annum and were issued at par. Interest on the 5.625% Notes is due semi-annually on April 1 and October 1 of each year beginning on April 1, 2013. The Company incurred deferred financing fees of $8.6 million in relation to this transaction which are being amortized through the maturity date.

4.875% Senior Notes

On July 1, 2014, the Company issued $750.0 million of unsecured senior notes due July 15, 2022 (the “4.875% Notes”). The 4.875% Notes accrue interest at a rate of 4.875% per annum and were issued at 99.178% of par value. Interest on the 4.875% Notes is due semi-annually on January 15 and July 15 of each year beginning January 15, 2015. The Company incurred deferred financing fees of $11.4 million in relation to this transaction which are being amortized through the maturity date. Net proceeds from the 4.875% Notes were used to (i) redeem all of the 8.25% Notes due 2019 including the associated call premium for $253.0 million and (ii) pay the conversion obligations with respect to approximately $121.0 million aggregate principal amount of our 4.0% Notes. All remaining net proceeds were used for general corporate purposes.

BNDES Loans

During the nine months ended September 30, 2014, the Company had borrowings of $0.4 million and repayments of $6.3 million under the BNDES Loans.  The BNDES Loans were repaid in full in April 2014.

12.SHAREHOLDERS’ EQUITY

Common Stock equivalents

The Company has potential common stock equivalents related to its outstanding stock options (see Note 13), restricted stock units, and the warrants related to the 4.0% Notes (see Note 11). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive for each of the three and nine months ended September 30, 2014, respectively. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for each period presented.  As of September 30, 2013, the Company had potential common stock equivalents related to its outstanding stock options and restricted stock units and the 1.875% Notes and 4.0% Notes. These potential common stock equivalents were considered in the Company’s diluted earnings (loss) per share calculation (see Note 16).

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

During the nine months ended September 30, 2014, the Company did not repurchase any shares in conjunction with the stock repurchase program. As of September 30, 2014, the Company had a remaining authorization to repurchase an additional $150.0 million of its common stock under its current $300.0 million stock repurchase program.

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

	For the nine months ended
	September 30,
	2014	2013
Risk free interest rate	1.15% - 1.37%	0.51% - 1.38%
Dividend yield	0.0%	0.0%
Expected volatility	22.0%	25.0% - 29.0%
Expected lives	4.4 years	3.9 - 4.8 years

The following table summarizes the Company’s activities with respect to its stock option plans for the nine months ended September 30, 2014 as follows (dollars and number of shares in thousands, except for per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2013	2,979	$48.30
Granted	1,121	$95.51
Exercised	(743)	$36.20
Canceled	(29)	$77.89
Outstanding at September 30, 2014	3,328	$66.64	4.9	$147,296
Exercisable at September 30, 2014	1,082	$41.08	3.2	$75,516
Unvested at September 30, 2014	2,246	$78.95	5.7	$71,780

The weighted-average fair value of options granted during the nine months ended September 30, 2014 and 2013 was $19.49 and $17.20, respectively. The total intrinsic value for options exercised during the nine months ended September 30, 2014 and 2013 was $46.5 million and $30.7 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2014:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value per
	Units	Share
	(in thousands)
Outstanding at December 31, 2013	305	$55.60
Granted	118	$95.55
Vested	(121)	$50.14
Forfeited/canceled	(3)	$74.31
Outstanding at September 30, 2014	299	$73.42

14.INCOME TAXES

The Company had U.S. taxable losses during the three and nine months ended September 30, 2014 and 2013, and, as a result, federal and state net operating loss carry-forwards were generated. The U.S. federal and state net operating loss carry-forwards of the Company have a full valuation allowance as management believes that the Company will not generate sufficient taxable income in future periods to realize the losses. A foreign tax provision is recognized because certain international subsidiaries of the Company have profitable operations or a net deferred tax liability position.

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

Commencing in the second quarter of 2014, the Company expanded the presentation of its site leasing business into two reportable segments, domestic site leasing and international site leasing as a result of its international site leasing revenues exceeding 10% of total revenues. All prior periods have been recast to conform to the current year presentation.

Revenues, cost of revenues (exclusive of depreciation, accretion and amortization), capital expenditures (including assets acquired through the issuance of shares of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company continues to operate are presented below:

				Not
	Domestic Site	Int'l Site	Site	Identified by
	Leasing	Leasing	Development	Segment (1)	Total

	(in thousands)
For the three months ended September 30, 2014
Revenues	$293,775	$55,235	$44,283	$—	$393,293
Cost of revenues (2)	63,108	14,818	33,950	—	111,876
Operating profit	230,667	40,417	10,333	—	281,417
Selling, general, and administrative	16,908	4,413	3,046	2,222	26,589
Asset impairment and decommission costs	5,536	456	—	—	5,992
Acquisition related adjustments and expenses	2,242	(2,300)	—	—	(58)
Depreciation, amortization and accretion	129,227	28,792	660	731	159,410
Operating income (loss)	76,754	9,056	6,627	(2,953)	89,484
Other expense (principally interest expense
and other expense)				(105,126)	(105,126)
Loss before provision for income taxes					(15,642)
Cash capital expenditures (3)	113,561	17,514	2,151	7,587	140,813

For the three months ended September 30, 2013
Revenues	$267,540	$19,943	$44,611	$—	$332,094
Cost of revenues (2)	61,259	6,783	35,253	—	103,295
Operating profit	206,281	13,160	9,358	—	228,799
Selling, general, and administrative	15,321	2,500	1,942	2,064	21,827
Asset impairment and decommission costs	5,678	512	—	—	6,190
Acquisition related adjustments and expenses	1,838	1,761	—	—	3,599
Depreciation, amortization and accretion	121,766	10,308	731	476	133,281
Operating income (loss)	61,678	(1,921)	6,685	(2,540)	63,902
Other expense (principally interest expense
and other expense)				(42,164)	(42,164)
Income before provision for income taxes					21,738
Cash capital expenditures (3)	63,401	58,343	3,151	471	125,366

For the nine months ended September 30, 2014
Revenues	$854,003	$144,778	$123,481	$—	$1,122,262
Cost of revenues (2)	185,637	37,412	93,432	—	316,481
Operating profit	668,366	107,366	30,049	—	805,781
Selling, general, and administrative	49,665	12,518	7,047	7,477	76,707
Asset impairment and decommission costs	12,263	1,291	—	—	13,554
Acquisition related adjustments and expenses	8,878	1,850	—	—	10,728
Depreciation, amortization and accretion	385,605	75,160	1,788	2,305	464,858
Operating income (loss)	211,955	16,547	21,214	(9,782)	239,934
Other expense (principally interest expense
and other expense)				(259,909)	(259,909)
Loss before provision for income taxes					(19,975)
Cash capital expenditures (3)	451,384	712,920	5,923	11,158	1,181,385

				Not
	Domestic Site	Int'l Site	Site	Identified by
	Leasing	Leasing	Development	Segment (1)	Total

	(in thousands)
For the nine months ended September 30, 2013
Revenues	$781,366	$59,122	$128,982	$—	$969,470
Cost of revenues (2)	183,869	20,058	103,788	—	307,715
Operating profit (loss)	597,497	39,064	25,194	—	661,755
Selling, general, and administrative	44,088	6,765	5,817	7,095	63,765
Asset impairment and decommission costs	14,860	1,545	—	—	16,405
Acquisition related adjustments and expenses	2,833	8,545	—	—	11,378
Depreciation, amortization and accretion	365,798	31,026	1,762	1,420	400,006
Operating income (loss)	169,918	(8,817)	17,615	(8,515)	170,201
Other expense (principally interest expense
and other expense)				(205,507)	(205,507)
Loss before provision for income taxes					(35,306)
Cash capital expenditures (3)	177,835	266,845	5,798	1,189	451,667

Assets
As of September 30, 2014	$5,559,854	$1,623,467	$68,167	$557,504	$7,808,992
As of December 31, 2013	5,427,969	1,040,401	76,214	238,604	6,783,188

(1)Assets not identified by segment consist primarily of general corporate assets.

(2)Excludes depreciation, amortization, and accretion.

(3)Includes cash paid for capital expenditures and acquisitions and vehicle capital lease additions.

16.EARNINGS PER SHARE

Basic earnings per share was computed by dividing net income from continuing operations attributable to common shareholders by the weighted-average number of shares of Common Stock outstanding for each respective period. Diluted earnings per share was calculated by dividing net income from continuing operations attributable to common shareholders by the weighted-average number of shares of Common Stock outstanding and any dilutive Common Stock equivalents, including unvested restricted stock and shares issuable upon exercise of stock options as determined under the “If-Converted” method and also Common Stock warrants as determined under the “Treasury Stock” method.

The following table sets forth basic and diluted income from continuing operations per common share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013
Numerator:
Net (loss) income	$(16,624)	$21,531	$(24,685)	$(36,747)
Denominator:
Basic weighted-average shares outstanding	129,046	127,885	128,854	127,555
Dilutive impact of stock options and restricted shares	—	1,195	—	—
Dilutive impact of common stock warrants	—	7,832	—	—
Diluted weighted-average shares outstanding	129,046	136,912	128,854	127,555
Earnings (loss) per share attributable to continuing operations:
Basic	$(0.13)	$0.17	$(0.19)	$(0.29)
Diluted	$(0.13)	$0.16	$(0.19)	$(0.29)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in Canada, Central America, and South America. Our primary business line is our site leasing business, which contributed 96.3% of our total segment operating profit for the nine months ended September 30, 2014. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. The towers that we own have been constructed by us at the request of a wireless service provider, constructed based on our own initiative, or acquired. As of September 30, 2014, we owned 22,454 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 4,700 actual or potential towers, approximately 500 of which were revenue producing as of September 30, 2014. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and South America. Commencing in the second quarter of 2014, we have classified our site leasing business into two reporting segments, domestic site leasing and international site leasing, as a result of our international site leasing revenues exceeding 10% of our total revenues.

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

As of September 30, 2014, approximately 72% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

Domestic Site Leasing

As of September 30, 2014, we had 15,099 sites in the United States.  For the three months ended September 30, 2014, we generated 84.2% of our site leasing revenue from these sites. In the United States, wireless service providers typically enter into tenant leases with us, each of which relates to the lease or use of space at an individual tower. Our tenant leases in the United States are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which typically average 3-4% per year.  Our ground leases in the United States are generally for an initial term of five years or more with multiple renewal terms of 5-year periods, at our option, and provide for rent escalators which typically average 2-3% annually.

International Site Leasing

As of September 30, 2014, we had 7,355 sites in our international markets, located in Canada, Costa Rica, El Salvador, Guatemala, Nicaragua, Panama, and Brazil. For the three months ended September 30, 2014, we generated 15.8% of our site leasing revenue from these sites. Our operations in these countries are solely in the site leasing business, and we expect to expand operations through new builds and acquisitions.

Our tenant leases in Canada typically have similar terms and conditions as those in the United States with an initial term of five to ten years with five 5-year renewal periods at the option of the tenant.  These tenant leases typically contain specific rent escalators, which average 3-4% per year.  Tenant leases in our Central America and Brazil markets typically have an initial term of 10 years with 5-year renewal periods.  In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in Brazil typically escalate in accordance with a standard cost of living index.  In Brazil, site leases are typically governed by master lease agreements, which provide for the material terms and conditions that will govern the terms of the use of the site.  These site leases typically provide for a fixed rental amount and a pass-through charge for a portion of the underlying ground lease rent.  Our ground leases in Canada, Central America and Brazil generally have similar terms and conditions as those in the United States, except that the annual escalator in Brazil is based on a cost of living index.

In our Central American markets, significantly all of our revenue under our tenant leases and most of our operating expenses, including our ground leases, are denominated in U.S. dollars. In our Central American markets, our local currency denominated operating expenses are principally limited to (1) permitting and other local fees, (2) utilities, (3) taxes, and (4) selling, general, and administrative expenses. In our Canadian and Brazilian operations, significantly all of our revenue and expenses are denominated in the respective local currency.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 15 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	Revenues
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

	(dollars in thousands)
Domestic site leasing revenue	$293,775	$267,540	$854,003	$781,366
International site leasing revenue	$55,235	$19,943	$144,778	$59,122
Total site leasing revenue	$349,010	$287,483	$998,781	$840,488

Total revenues	$393,293	$332,094	$1,122,262	$969,470

Domestic site leasing revenue as percentage of total revenues	74.7%	80.6%	76.1%	80.6%
International site leasing revenue as percentage of total revenues	14.0%	6.0%	12.9%	6.1%
Total site leasing revenue as percentage of total revenues	88.7%	86.6%	89.0%	86.7%

Domestic site leasing segment operating profit was 82.0% and 82.9% of total segment operating profit for the three and nine months ended September 30, 2014, respectively, as compared to 90.2% and 90.3% for the three and nine months ended September 30, 2013, respectively. International site leasing segment operating profit was 14.4% and 13.3% of total segment operating profit for the three and nine months ended September 30, 2014, respectively, as compared to 5.8% and 5.9% for the three and nine months ended September 30, 2013, respectively.

We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers upgrade their equipment. Furthermore, because our towers are strategically positioned and our customers typically do not relocate, we have historically experienced low tenant lease terminations as a percentage of revenue, and we expect that our non-iDEN churn in 2015 will be within the high end of our historical churn range of 1.0 to 1.5%.

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

Site development segment operating profit was 3.7% and 3.7% of total segment operating profit for the three and nine months ended September 30, 2014, respectively, as compared to 4.1% and 3.8% for the three and nine months ended September 30, 2013, respectively.

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

 KEY PERFORMANCE INDICATORS

Non-GAAP Financial Measures

This report contains a non-GAAP measure, Adjusted EBITDA information. We have provided below a description of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure and an explanation as to why management utilizes this measure.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) excluding the impact of non-cash straight-line leasing revenue, non-cash straight-line ground lease expense, non-cash compensation, net loss from extinguishment of debt, other income and expenses, acquisition related adjustments and expenses, asset impairment and decommission costs, net interest expenses, depreciation, accretion, and amortization, provision (benefit) for taxes, and income from discontinued operations.

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

The reconciliation of Adjusted EBITDA is as follows:

	For the three months			For the nine months
	ended September 30,		Dollar	ended September 30,		Dollar
	2014	2013	Change	2014	2013	Change

	(in thousands)
Net (loss) income	$(16,624)	$21,531	$(38,155)	$(24,686)	$(36,747)	$12,061
Non-cash straight-line leasing revenue	(16,489)	(16,598)	109	(42,734)	(50,890)	8,156
Non-cash straight-line ground lease expense	9,225	8,857	368	27,370	26,985	385
Non-cash compensation	6,416	4,207	2,209	17,231	13,011	4,220
Loss from extinguishment of debt, net	14,893	3	14,890	25,080	5,764	19,316
Other income	(611)	(34,175)	33,564	(20,384)	(34,873)	14,489
Acquisition related adjustments and expenses	(58)	3,599	(3,657)	10,728	11,378	(650)
Asset impairment and decommission costs	5,992	6,190	(198)	13,554	16,405	(2,851)
Interest income	(161)	(274)	113	(428)	(1,612)	1,184

Interest expense (1)	91,005	76,610	14,395	255,641	236,228	19,413
Depreciation, accretion, and amortization	159,410	133,281	26,129	464,858	400,006	64,852
Provision for taxes (2)	1,342	452	890	5,832	2,136	3,696
Adjusted EBITDA	$254,340	$203,683	$50,657	$732,062	$587,791	$144,271

(1)Interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision for taxes includes $360 and $245 of franchise and gross receipt taxes for the three months ended September 30, 2014 and 2013, respectively, and $1,122 and $695 of franchise and gross receipt taxes for the nine months ended September 30, 2014 and 2013, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations.

Adjusted EBITDA increased  $50.7 million for the three months ended September 30, 2014 as compared to the prior year and increased  $144.3 million for the nine months ended September 30, 2014 as compared to the prior year, primarily the result of increased segment operating profit from our site leasing and site development segments offset partially by the increase in our cash selling, general, and administrative expenses.

RESULTS OF OPERATIONS

Three months ended September 30, 2014 compared to three months ended September 30, 2013

	For the three months ended
	September 30,		Dollar	Percentage
	2014	2013	Change	Change

	(in thousands)
Revenues:
Domestic site leasing	$293,775	$267,540	$26,235	9.8%
International site leasing	55,235	19,943	35,292	177.0%
Site development	44,283	44,611	(328)	(0.7%)
Total revenues	393,293	332,094	61,199	18.4%
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of domestic site leasing	63,108	61,259	1,849	3.0%
Cost of international site leasing	14,818	6,783	8,035	118.5%
Cost of site development	33,950	35,253	(1,303)	(3.7%)
Selling, general, and administrative	26,589	21,827	4,762	21.8%
Acquisition related adjustments and expenses	(58)	3,599	(3,657)	(101.6%)
Asset impairment and decommission costs	5,992	6,190	(198)	(3.2%)
Depreciation, accretion, and amortization	159,410	133,281	26,129	19.6%
Total operating expenses	303,809	268,192	35,617	13.3%
Operating income	89,484	63,902	25,582	40.0%
Other income (expense):
Interest income	161	274	(113)	(41.2%)
Interest expense	(78,170)	(62,987)	(15,183)	24.1%
Non-cash interest expense	(8,236)	(9,642)	1,406	(14.6%)
Amortization of deferred financing fees	(4,599)	(3,981)	(618)	15.5%
Loss from extinguishment of debt, net	(14,893)	(3)	(14,890)	496,333.3%
Other income	611	34,175	(33,564)	(98.2%)
Total other expense	(105,126)	(42,164)	(62,962)	149.3%
(Loss) income before provision for income taxes	(15,642)	21,738	(37,380)	(172.0%)
Provision for income taxes	(982)	(207)	(775)	374.4%
Net (loss) income	$(16,624)	$21,531	$(38,155)	(177.2%)

Revenues:

Domestic site leasing revenues increased  $26.2 million for the three months ended September 30, 2014, as compared to the prior year, due largely to (i) revenues from 356 towers acquired and 128 towers built since July 1, 2013 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments which increased the related rent to reflect additional equipment added to our towers.

International site leasing revenues increased  $35.3 million for the three months ended September 30, 2014, as compared to the prior year, due largely to (i) revenues from 4,388 towers acquired and 286 towers built since July 1, 2013 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments which increased the related rent to reflect additional equipment added to our towers.

Site development revenues decreased $0.3 million for the three months ended September 30, 2014, as compared to the prior year, as a result of a reduction in the volume of work performed due to the timing of our wireless carrier customers’ initiatives.

Segment Operating Profit:

Domestic site leasing segment operating profit increased  $24.4 million for the three months ended September 30, 2014, as compared to the prior year, primarily due to additional profit generated by (i) 356 towers acquired and 128 towers built since July 1, 2013 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments with current tenants which increased the related rent as a result of additional equipment added to our towers in addition to improving control of our site leasing cost of revenue, and the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased  $27.3 million for the three months ended September 30, 2014, as compared to the prior year, primarily due to additional profit generated by (i) 4,388 towers acquired and 286 towers built since July 1, 2013 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments with current tenants which increased the related rent as a result of additional equipment added to our towers in addition to improving control of our site leasing cost of revenue, and the positive impact of our ground lease purchase program.

Site development segment operating profit increased  $1.0 million for the three months ended September 30, 2014 as compared to the prior year primarily due to higher margin carrier direct work performed in the current year, in particular the Sprint 2.5 GHz initiative.

Selling, General, and Administrative Expenses:

Selling, general, and administrative expenses increased  $4.8 million for the three months ended September 30, 2014, as compared to the prior year, primarily as a result of an increase in personnel, salaries, benefits, non-cash compensation, and other expenses due in large part to our continued portfolio expansion.

Acquisition Related Adjustments and Expenses:

Acquisition related adjustments and expenses decreased  $3.7 million for the three months ended September 30, 2014, as compared to the prior year, primarily as a result of a reduction in an estimated pre-acquisition contingency, partially offset by an increase in acquisition and integration related activities including an acquisition from Oi S.A. which closed on March 31, 2014.

Depreciation, Accretion, and Amortization Expenses:

Depreciation, accretion, and amortization expense increased  $26.1 million for the three months ended September 30, 2014, as compared to the prior year, due to the increase in the number of towers we acquired and built since July 1, 2013.

Operating Income:

Domestic site leasing operating income increased  $15.1 million for the three months ended September 30, 2014, as compared to the prior year, primarily due to higher segment operating profit, partially offset by increases in selling, general, and administrative expenses, acquisition related adjustments and expenses, and depreciation, accretion, and amortization expense.

International site leasing operating income increased  $11.0 million for the three months ended September 30, 2014, as compared to the prior year, primarily due to higher segment operating profit and a reduction in acquisition related adjustments and expenses, partially offset by increases in selling, general, and administrative expenses and depreciation, accretion, and amortization expense.

Site development operating income decreased  $0.1 million for the three months ended September 30, 2014, as compared to the prior year, primarily due to higher selling, general, and administrative expenses partially offset by higher segment operating profit and a decrease in depreciation, accretion, and amortization expense.

Other Income (Expense):

Interest expense increased  $15.2 million due to the higher average principal amount of cash-interest bearing debt outstanding for the three months ended September 30, 2014 compared to the prior year, primarily resulting from the issuance of the 2014 Term Loan and the 4.875% Notes, partially offset by the full repayment of the 2011 Term Loan and 2012-2 Term Loan, the full redemption of the 8.25% Notes, and the settlement of a portion of the 4.0% Notes.

Non-cash interest expense decreased  $1.4 million for the three months ended September 30, 2014, as compared to the prior year. This decrease is primarily driven by the settlement of a portion of the 4.0% Notes.

Amortization of deferred financing fees increased  $0.6 million for the three months ended September 30, 2014 compared to the prior year, primarily resulting from the issuance of the 2014 Term Loan and the 4.875% Notes, partially offset by the full repayment of the 2011 Term Loan and 2012-2 Term Loan.

Loss from extinguishment of debt increased  $14.9 million for the three months ended September 30, 2014, as compared to the prior year, primarily due to the premium paid and write-off of a portion of the related debt discount and deferred financing fees associated with the full redemption of the 8.25% Notes as well as the settlement of a portion of the 4.0% Notes.

Other income decreased by $33.6 million from the prior year primarily due to a $27.3 million gain on the settlement of a bankruptcy claim and $6.9 million unrealized gain on a foreign currency swap contract recognized in the prior year period.

Net Loss:

Net loss was $16.6 million for the three months ended September 30, 2014 as compared to net income of $21.5 million in the prior year, a  decrease of $38.2 million. The decrease is primarily due to a reduction in other income as well as increases in selling, general and administrative expenses,  loss from extinguishment of debt, depreciation, accretion, and amortization expense, and interest expense, offset by an increase in our total segment operating profit and a decrease in acquisition related adjustments and expenses as compared to the prior year.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

	For the nine months ended
	September 30,		Dollar	Percentage
	2014	2013	Change	Change

	(in thousands)
Revenues:
Domestic site leasing	$854,003	$781,366	$72,637	9.3%
International site leasing	144,778	59,122	85,656	144.9%
Site development	123,481	128,982	(5,501)	(4.3%)
Total revenues	1,122,262	969,470	152,792	15.8%
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of domestic site leasing	185,637	183,869	1,768	1.0%
Cost of international site leasing	37,412	20,058	17,354	86.5%
Cost of site development	93,432	103,788	(10,356)	(10.0%)
Selling, general, and administrative	76,707	63,765	12,942	20.3%
Acquisition related adjustments and expenses	10,728	11,378	(650)	(5.7%)
Asset impairment and decommission costs	13,554	16,405	(2,851)	(17.4%)
Depreciation, accretion, and amortization	464,858	400,006	64,852	16.2%
Total operating expenses	882,328	799,269	83,059	10.4%
Operating income	239,934	170,201	69,733	41.0%
Other income (expense):
Interest income	428	1,612	(1,184)	(73.4%)
Interest expense	(215,695)	(185,569)	(30,126)	16.2%
Non-cash interest expense	(26,832)	(39,151)	12,319	(31.5%)
Amortization of deferred financing fees	(13,114)	(11,508)	(1,606)	14.0%
Loss from extinguishment of debt, net	(25,080)	(5,764)	(19,316)	335.1%
Other income	20,384	34,873	(14,489)	(41.5%)
Total other expense	(259,909)	(205,507)	(54,402)	26.5%
Loss before provision for income taxes	(19,975)	(35,306)	15,331	(43.4%)
Provision for income taxes	(4,710)	(1,441)	(3,269)	226.9%
Net loss	$(24,685)	$(36,747)	$12,062	(32.8%)

Revenues:

Domestic site leasing revenues increased  $72.6 million for the nine months ended September 30, 2014, as compared to the prior year, due largely to (i) revenues from 404 towers acquired and 185 towers built since January 1, 2013 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments which increased the related rent to reflect additional equipment added to our towers.

International site leasing revenues increased  $85.7 million for the nine months ended September 30, 2014, as compared to the prior year, due largely to (i) revenues from 4,425 towers acquired and 371 towers built since January 1, 2013 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments which increased the related rent to reflect additional equipment added to our towers. The increase in international site leasing revenues includes the negative impact of $1.8 million from fluctuations in foreign currency exchange rates as compared to the prior year.

Site development revenues decreased  $5.5 million for the nine months ended September 30, 2014, as compared to the prior year, as a result of a reduction in the volume of work performed due to the timing of our wireless carrier customers’ initiatives.

Segment Operating Profit:

Domestic site leasing segment operating profit increased  $70.9 million for the nine months ended September 30, 2014, as compared to the prior year, primarily due to additional profit generated by (i) 404 towers acquired and 185 towers built since January 1, 2013 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments with current tenants which increased the related rent as a result of additional equipment added to our towers in addition to improving control of our site leasing cost of revenue, and the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased  $68.3 million for the nine months ended September 30, 2014, as compared to the prior year, primarily due to additional profit generated by (i) 4,425 towers acquired and 371 towers built since January 1, 2013 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments with current tenants which increased the related rent as a result of additional equipment added to our towers in addition to improving control of our site leasing cost of revenue, and the positive impact of our ground lease purchase program. The increase in international segment operating profit includes the negative impact of $1.0 million from fluctuations in foreign currency exchange rates as compared to the prior year.

Site development segment operating profit increased  $4.9 million for the nine months ended September 30, 2014 as compared to the prior year, primarily due to higher margin carrier direct work performed in the current year, in particular the Sprint 2.5 GHz initiative.

Selling, General, and Administrative Expenses:

Selling, general, and administrative expenses increased  $12.9 million for the nine months ended September 30, 2014, as compared to the prior year, primarily as a result of an increase in personnel, salaries, benefits, non-cash compensation, and other expenses due in large part to our continued portfolio expansion.

Depreciation, Accretion, and Amortization Expenses:

Depreciation, accretion, and amortization expense increased  $64.9 million for the nine months ended September 30, 2014, as compared to the prior year, due to the increase in the number of towers we acquired and built since January 1, 2013.

Operating Income:

Domestic site leasing operating income increased  $42.0 million for the nine months ended September 30, 2014, as compared to the prior year, primarily due to higher segment operating profit and a reduction in asset impairment and decommission costs, partially offset by increases in selling, general, and administrative expenses and acquisition related adjustments and expenses.

International site leasing operating income increased  $25.4 million for the nine months ended September 30, 2014, as compared to the prior year, primarily due to higher segment operating profit and a reduction in acquisition related adjustments and expenses, partially offset by increases in selling, general, and administrative expenses and depreciation, accretion, and amortization expense.

Site development operating income increased  $3.6 million for the nine months ended September 30, 2014, as compared to the prior year, primarily due to higher segment operating profit, partially offset by an increase in depreciation, accretion, and amortization expense.

Other Income (Expense):

Interest expense increased  $30.1 million due to the higher average principal amount of cash-interest bearing debt outstanding for the nine months ended September 30, 2014 compared to the prior year, primarily resulting from the issuance of the 2013 Tower Securities, 2014 Term Loan, and 4.875% Notes, partially offset by the maturity of the 1.875% Notes, full repayment of the 2011 Term Loan and 2012-2 Term Loan, full redemption of the 8.25% Notes, and the settlement of a portion of the 4.0% Notes.

Non-cash interest expense decreased  $12.3 million for the nine months ended September 30, 2014, as compared to the prior year. This decrease primarily reflects the full repayment of the 1.875% Notes and the settlement of a portion of the 4.0% Notes.

Amortization of deferred financing fees increased  $1.6 million for the nine months ended September 30, 2014 compared to the prior year, primarily resulting from the issuance of the 2013 Tower Securities,  2014 Term Loan, and 4.875% Notes, partially offset by the maturity of the 1.875% Notes,  full repayment of the 2011 Term Loan and 2012-2 Term Loan, full redemption of the 8.25% Notes, and the settlement of a portion of the 4.0% Notes.

Loss from extinguishment of debt increased  $19.3 million for the nine months ended September 30, 2014, as compared to the prior year, primarily due to the premium paid and write-off of the debt discount and deferred financing fees associated with the full redemption of the 8.25% Notes, and the write-off of a portion of the related debt discount and deferred financing fees associated with the repayment of the 2011 Term Loan, 2012-2 Term Loan, and the settlement of a portion of the 4.0% Notes.

Other income decreased  $14.5 million for the nine months ended September 30, 2014, as compared to the prior year. This decrease is primarily due to gains of $27.3 million and $6.9 million recognized in the prior year period related to the sale of a bankruptcy claim and an unrealized foreign currency swap contract, respectively. The current year period reflects a $17.9 million gain realized on the settlement of two foreign currency contracts which were entered into and settled during the first quarter of 2014 in order to hedge the purchase price of the Oi acquisition in Brazil which closed March 31, 2014.

Net Loss:

Net loss was $24.7 million for the nine months ended September 30, 2014, a decrease of $12.1 million compared to a loss of $36.7 million in the prior year. The decrease is primarily due to an increase in our total segment operating profit and a decrease in non-cash interest expense as compared to the prior year, offset by increases in selling, general, and administrative expenses, loss from extinguishment of debt, depreciation, amortization, and accretion, and interest expense, as well as, a decrease in other income as compared to the prior year.

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

A summary of our cash flows is as follows:

	For the nine months ended
	September 30,
	2014	2013

	(in thousands)
Cash provided by operating activities	$503,179	$343,048
Cash used in investing activities	(1,181,877)	(449,468)
Cash provided by financing activities	990,363	61,510
Increase (decrease) in cash and cash equivalents	311,665	(44,910)
Effect of exchange rate changes on cash and cash equivalents	16,480	1,220
Cash and cash equivalents, beginning of the period	122,112	233,099
Cash and cash equivalents, end of the period	$450,257	$189,409

Operating Activities

Cash provided by operating activities was $503.2 million for the nine months ended September 30, 2014 as compared to $343.0 million for the nine months ended September 30, 2013. This increase was primarily due to an increase in segment operating profit from the site leasing and site development operating segments and increases in cash inflows associated with working capital changes partially offset by increased selling, general, and administrative expenses, as well as increased cash interest payments relating to the higher average amount of cash-interest bearing debt outstanding for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the nine months
	ended September 30,
	2014	2013

	(in thousands)
Acquisitions (1)	$1,019,733	$311,191
Construction and related costs on new tower builds	57,953	55,703
Augmentation and tower upgrades	42,257	33,120
Ground lease buyouts (2)	29,015	35,864
Purchase of headquarters building	11,131	1,222
Tower maintenance	14,205	9,532
General corporate	5,801	3,796
Total cash capital expenditures	$1,180,095	$450,428

(1)	Included in our cash capital expenditures for the nine months ended September 30, 2014 is $673.9 million related to our acquisition of 2,007 towers from Oi S.A. which closed on March 31, 2014.
(2)	Excludes $7.8 million and $7.6 million spent on ground lease extensions and term easements for the nine months ended September 30, 2014 and 2013, respectively.

Subsequent to September 30, 2014, we acquired 52 towers and related assets for $40.6 million in cash.

During all of 2014, inclusive of the capital expenditures made during the nine months ended September 30, 2014, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $26.5 million to $27.5 million and discretionary cash capital expenditures, based on current obligations, of $1,772.2 million to $1,782.2 million primarily associated with the Oi acquisition which closed March 31, 2014 and the acquisition of an additional 1,641 sites from Oi for R$1.2 billion (or approximately $470.3 million at current exchange rates) expected to close before year-end, as well as new tower construction, additional tower acquisitions, tower augmentations, and ground lease purchases. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

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

During the nine months ended September 30, 2014, we borrowed $575.0 million and repaid $490.0 million under the Revolving Credit Facility. As of September 30, 2014, we had $300.0 million outstanding under the $770.0 million Revolving Credit Facility. As of the date of this filing, no amounts were outstanding under the Revolving Credit Facility, and the amount available based on specified covenants under the facility was $770.0 million.

During the nine months ended September 30, 2014, holders of the 4.0% Notes converted $132.9 million in principal which was settled for $132.6 million in cash and 3.0 million shares of our Class A common stock. Concurrently with the settlement of our conversion obligation, we settled the convertible note hedges receiving 3.0 million shares of our Class A common stock. As a result, our outstanding share count was not impacted by the conversion of these notes.

During the final settlement period, we received conversion notices totaling $367 million in principal of the 4.0% Notes and settled these on October 1, 2014 for $367 million in cash and 8.7 million shares of Class A common stock. Concurrently with the settlement of our conversion obligation, we settled the convertible note hedges that we had purchased at the time the 4.0% Notes were issued, receiving 8.7 million shares of our Class A common stock. As a result, our outstanding share count was not impacted by the conversion of these notes. The remaining $38,000 aggregate principal amount of 4.0% Notes that was not converted matured on October 1, 2014 and was settled in cash at principal plus accrued interest.

During the nine months ended September 30, 2014,  we paid $602.8 million to early settle approximately 62% of the original warrants sold in connection with the issuance of the 4.0% Notes, representing approximately 10.2 million underlying shares of Class A common stock, originally scheduled to mature in the first quarter of 2015. Subsequent to September 30, 2014, we early settled approximately 7% of the original total outstanding warrants for $74.3 million, representing approximately 1.2 million underlying shares, originally scheduled to mature in the first quarter of 2015. As of the date of this filing, we have approximately 31% of the original warrants still outstanding representing approximately 5.1 million underlying shares, which are scheduled to mature in the first quarter of 2015.

On July 1, 2014, we issued $750.0 million aggregate principal amount of our 4.875% Senior Notes due 2022 (the  “4.875% Notes”). The 4.875% Notes were issued at 99.178% of par value. Interest on the 4.875% Notes is payable semi-annually on January 15 and July 15 of each year beginning January 15, 2015. The 4.875% Notes mature on July 15, 2022. Net proceeds from the 4.875% Notes were used to (i) redeem all of the 8.25% Notes due 2019 including the associated call premium for $253.0 million and (ii) pay the conversion obligations with respect to approximately $121.0 million aggregate principal amount of our 4.0% Notes (defined below). All remaining net proceeds were used for general corporate purposes.

Subsequent September 30, 2014, we, through our existing SBA Tower Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C which have an anticipated repayment date of October 2019 and a final maturity date of October 2044 and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C which have an anticipated repayment date of October 2024 and a final maturity date of October 2049 (collectively the “2014 Tower Securities”). The aggregate $1.54 billion of 2014 Tower Securities have a blended interest rate of 3.289% and a weighted average life through the anticipated repayment date of 7.0 years. Net proceeds from this offering were used to prepay in full $680 million of series 2010-1C securities and to repay the $300 million outstanding balance under the Revolving Credit Facility which had been drawn in order to partially repay the 4.0% Notes due October 1, 2014. The remaining net proceeds will be used for general corporate purposes.

During the nine months ended September 30, 2014, we did not repurchase any shares of our Class A common stock under our stock repurchase program. As of September 30, 2014, we had a remaining authorization to repurchase $150.0 million of Class A common stock under our current $300.0 million stock repurchase program.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the nine months ended September 30, 2014, we did not issue any shares of Class A common stock under this registration statement. As of September 30, 2014, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

On February 27, 2012, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. No shares were issued in 2013 or the first and nine months of 2014.

Debt Instruments and Debt Service Requirements

Revolving Credit Facility under the Senior Credit Agreement

The Revolving Credit Facility is governed by the Senior Credit Agreement. As of September 30, 2014, the Revolving Credit Facility consisted of a revolving loan under which up to $770.0 million aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest at the Eurodollar Rate plus a margin that ranges from 187.5 basis points to 237.5 basis points or at a Base Rate plus a margin that ranges from 87.5 basis points to 137.5 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. If not earlier terminated by SBA Senior Finance II LLC (“SBA Senior Finance II”), a subsidiary of the Company, the Revolving Credit

Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, May 9, 2017. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. A per annum commitment fee of 0.375% to 0.5% of the unused commitments under the Revolving Credit Facility is charged based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period. As of September 30, 2014, the Revolving Credit Facility was accruing interest at 2.535% per annum.

During the three and nine months ended September 30, 2014, we borrowed $300.0 million and $575.0 million, respectively, under the Revolving Credit Facility. During the three and nine months ended September 30, 2014, we repaid $100.0 million and $490.0 million, respectively, of the outstanding balance under the Revolving Credit Facility. As of September 30, 2014,  $300.0 million was outstanding under the Revolving Credit Facility. Subsequent to September 30, 2014, we repaid the remaining $300.0 million outstanding balance under the Revolving Credit Facility with proceeds from the issuance of the 2014 Tower Securities (defined below). As of the date of this filing, no amounts were outstanding under the Revolving Credit Facility, and the amount available based on specified covenants under the facility was $770.0 million.

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

2012-1 Term Loan

The 2012-1 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $200.0 million that matures on May 9, 2017. The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of September 30, 2014, the 2012-1 Term Loan was accruing interest at 2.66% per annum. Principal payments on the 2012-1 Term Loan commenced on September 30, 2012 and are being made in quarterly installments on the last day of each March, June, September and December, in an amount equal to $2.5 million for each of the first eight quarters, $3.75 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-1 Term Loan without premium or penalty. To the extent not previously repaid, the 2012-1 Term Loan will be due and payable on the maturity date. The 2012-1 Term Loan was issued at par. We incurred deferred financing fees of $2.7 million in relation to this transaction which are being amortized through the maturity date.

During the three and nine months ended September 30, 2014, we repaid $3.8 million and $8.8 million, respectively, of principal on the 2012-1 Term Loan. As of September 30, 2014, the 2012-1 Term Loan had a principal balance of $176.3 million.

2012-2 Term Loan

On February 7, 2014, we repaid the entire $110.0 million outstanding principal balance of the 2012-2 Term Loan. In connection with the prepayment, we expensed $1.0 million of net deferred financing fees and $0.2 million of discount related to the debt.

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021. The 2014 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of September 30, 2014, the 2014 Term Loan was accruing interest at 3.25% per annum.  Principal payments on the 2014 Term Loan commenced on September 30, 2014 and will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.75 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. We incurred deferred financing fees of approximately $12.9 million to date in relation to this transaction which are being amortized through the maturity date.

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

Secured Tower Revenue Securities

2010 Tower Securities

On April 16, 2010, we, through a New York common law trust (the “Trust”), issued $680.0 million of 2010-1 Tower Securities and $550.0 million of 2010-2 Tower Securities (together the “2010 Tower Securities”). The 2010-1 Tower Securities have an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The weighted average annual fixed interest rate of the 2010 Tower Securities is 4.7%, including borrowers’ fees, payable monthly. The anticipated repayment date and the final maturity date for the 2010–1 Tower Securities was April 15, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010–2 Tower Securities is April 17, 2017 and April 15, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers. We incurred deferred financing fees of $18.0 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2010 Tower Securities.

On October 15, 2014, we repaid in full the 2010-1 Tower Securities with proceeds from the 2014 Tower Securities (defined below). In connection with the prepayment, we expensed $1.1 million of net deferred financing fees.

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

2013 Tower Securities

On April 18, 2013, we, through the Trust, issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C which have an anticipated repayment date and a final maturity date of April 16, 2018 and April 15, 2043, respectively, $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C which have an anticipated repayment date and a final maturity date of April 17, 2023 and April 15, 2048, respectively, and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D which have an anticipated repayment date and a final maturity date of April 16, 2018 and April 15, 2043, respectively (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities have a blended interest rate of 3.218% and an initial weighted average life through the anticipated repayment date of 7.2 years. We incurred an aggregate of deferred financing fees of $25.5 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2013 Tower Securities.

2014 Tower Securities

On October 15, 2014, we, through the Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C which have an anticipated repayment date and a final maturity date of October 15, 2019 and October 17, 2044, respectively, and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C which have an anticipated repayment date and a final maturity date of October 15, 2024 and October 15, 2049, respectively, (collectively the “2014 Tower Securities”). The aggregate $1.54 billion of 2014 Tower Securities have a blended interest rate of 3.289% and a weighted average life through the anticipated repayment date of 7.0 years. Net proceeds from this offering were used to prepay in full $680 million of Series 2010-1 securities and to repay the $300 million outstanding balance under the Revolving Credit Facility which had been drawn in order to partially repay the 4.0% Notes. The remaining net proceeds will be used for general corporate purposes. We have incurred deferred financing fees in the aggregate of $20.9 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2014 Tower Securities.

4.0% Convertible Senior Notes due 2014

On April 24, 2009, we issued $500.0 million of our 4.0% Convertible Senior Notes (the “4.0% Notes”) in a private placement transaction. Interest was payable semi-annually on April 1 and October 1 and the notes matured on October 1, 2014.

The 4.0% Notes were convertible, at the holder’s option, into shares of our Class A common stock, at an initial conversion rate of 32.9164 shares of our Class A common stock per $1,000 principal amount of 4.0% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $30.38 per share or a 22.5% conversion premium based on the last reported sale price of $24.80 per share of our Class A common stock on the Nasdaq Global Select Market on April 20, 2009, the purchase agreement date.

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

At the time of the issuance of the 4.0% Notes, we elected to settle our conversion obligations in stock. Effective March 17, 2014, we elected to settle the principal amount of any conversions in cash and any additional conversion consideration at the conversion rate then applicable in shares of our Class A common stock. Concurrently with the settlement of any 4.0% Notes converted, we settled the associated convertible note hedges and received an equal number of shares to those issued to the noteholders.

During the three and nine months ended September 30, 2014, holders of the 4.0% Notes converted $11.3 million and $132.9 million, respectively, in principal amount of 4.0% Notes. We settled our conversion obligation through the payment of the principal amount in cash and the issuance of 0.3 million and 3.0 million shares of our Class A common stock during the three and nine months ended September 30, 2014, respectively. Concurrently with these conversions, the related convertible note hedges were settled, and we received 0.4 million (of which 0.1 million related to notices received during the second quarter of 2014) and 3.0 million shares of our Class A common stock during the three and nine months ended September 30, 2014, respectively. As a result, our outstanding share count was not impacted by the conversion of these notes.

During the final settlement period, we received conversion notices totaling $367 million in principal of the 4.0% Notes and settled these on October 1, 2014 for $367 million in cash and 8.7 million shares of Class A common stock. Concurrently with the settlement of our conversion obligation, we settled the convertible note hedges that we had purchased at the time the 4.0% Notes were issued, receiving 8.7 million shares of our Class A common stock. As a result, our outstanding share count was not impacted by the conversion of these notes. The remaining $38,000 aggregate principal amount of 4.0% Notes that was not converted matured on October 1, 2014 and was settled in cash at principal plus accrued interest.

During the three months ended September 30, 2014, we paid $326.6 million to early settle approximately 32% of the outstanding warrants sold in connection with the issuance of the 4.0% Notes, representing approximately 5.3 million underlying shares of Class A common stock, originally scheduled to mature in the first quarter of 2015. During the nine months ended September 30, 2014, we paid $602.8 million to early settle approximately 62% of the original warrants sold in connection with the issuance of the 4.0% Notes, representing approximately 10.2 million underlying shares of Class A common stock, originally scheduled to mature in the first quarter of 2015. Subsequent to September 30, 2014, we early settled approximately 7% of the original total outstanding warrants for $74.3 million, representing approximately 5.1 million underlying shares, originally scheduled to mature in the first quarter of 2015. As of the date of this filing, we have approximately 31% of the original warrants still outstanding representing approximately 5.1 million underlying shares, which are currently scheduled to mature in the first quarter of 2015.

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

On August 15, 2014, we used proceeds from the 4.875% Notes (defined below) to redeem the remaining $243.8 million principal balance and to pay $10.1 million as a premium on redemption of the 8.25% Notes.  We expensed $1.2 million and $3.3 million of debt discount and deferred financing fees, respectively, related to the redemption of the 8.25% Notes.

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

5.625% Senior Notes

On September 28, 2012, we issued $500.0 million of unsecured senior notes due October 1, 2019 (the “5.625% Notes”). The 5.625% Notes accrue interest at a rate of 5.625% per annum and were issued at par. Interest on the 5.625% Notes is due semi-annually on April 1 and October 1 of each year beginning on April 1, 2013. We incurred deferred financing fees of $8.6 million in relation to this transaction which are being amortized through the maturity date.

4.875% Senior Notes

On July 1, 2014, we issued $750.0 million of unsecured senior notes due July 15, 2022 (the “4.875% Notes”). The 4.875% Notes accrue interest at a rate of 4.875% per annum and were issued at 99.178% of par value. Interest on the 4.875% Notes is due semi-annually on January 15 and July 15 of each year beginning January 15, 2015. We incurred deferred financing fees of $11.4 million in relation to this transaction which are being amortized through the maturity date.  Net proceeds from the 4.875% Notes were used to (i) redeem all of the 8.25% Notes due 2019 including the associated call premium for $253.0 million and (ii) pay the conversion obligations with respect to approximately $121.0 million aggregate principal amount of our 4.0% Notes. All remaining net proceeds were used for general corporate purposes.

BNDES Loans

During the nine months ended September 30, 2014, we had borrowings of $0.4 million and repayments of $6.3 million under the BNDES Loans.  The BNDES Loans were repaid in full in April 2014.

Debt Service

As of September 30, 2014, we believe that our cash on hand, capacity available under our Revolving Credit Facility, our cash flows from operations for the next twelve months, and future financings will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months based on the amounts outstanding as of September 30, 2014 and the interest rates accruing on those amounts on such date (in thousands):

4.000% Convertible Senior Notes due 2014	$367,068
5.625% Senior Notes due 2019	28,125
5.750% Senior Notes due 2020	46,000
4.8750% Senior Notes due 2020	36,563
4.254% Secured Tower Revenue Securities Series 2010-1 (1)	695,786
5.101% Secured Tower Revenue Securities Series 2010-2	28,230
2.933% Secured Tower Revenue Securities Series 2012-1	18,085
2.240% Secured Tower Revenue Securities Series 2013-1C	9,655
3.722% Secured Tower Revenue Securities Series 2013-2C	21,584
3.598% Secured Tower Revenue Securities Series 2013-1D	11,978
Revolving Credit Facility	9,368
2012-1 Term Loan	20,681
2014 Term Loan	63,323
Total debt service for next 12 months: (2) (3)	$1,356,445

(1)	On October 15, 2014, we repaid in full the 2010-1 Tower Securities with proceeds from the 2014 Tower Securities.
(2)

Our total debt service does not include any amounts for the 2014 Tower Securities issued October 15, 2014. Total debt service for the next twelve months related to the 2014 Tower Securities is $49.2 million.

(3)	Total debt service excludes amounts necessary to settle the remaining 6.2 million warrants as of September 30, 2014 scheduled to settle over a 60 trading day period commencing on January 2, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These risks arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of September 30, 2014:

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value

Debt:	(in thousands)
4.000% Convertible Senior
Notes due 2014 (1)	$367,068	$—	$—	$—	$—	$—	$367,068	$1,325,115
5.625% Senior Notes due
2019	—	—	—	—	—	500,000	500,000	507,500
5.750% Senior Notes due
2020	—	—	—	—	—	800,000	800,000	814,000
4.875% Senior Notes due
2022	—	—	—	—	—	750,000	750,000	729,375
4.254% 2010-1 Tower
Securities (2)	—	680,000	—	—	—	—	680,000	680,503
5.101% 2010-2 Tower
Securities (2)	—	—	—	550,000	—	—	550,000	573,392
2.933% 2012-1 Tower
Securities (2)	—	—	—	610,000	—	—	610,000	616,747
2.240% 2013-1C Tower
Securities (2)	—	—	—	—	425,000	—	425,000	419,598
3.722% 2013-2C Tower
Securities (2)	—	—	—	—	—	575,000	575,000	570,751
3.598% 2013-1D Tower
Securities (2)	—	—	—	—	330,000	—	330,000	330,759
Revolving Credit Facility	—	—	—	300,000	—	—	300,000	300,000
2012-1 Term Loan	3,750	17,500	20,000	135,000	—	—	176,250	175,809
2014 Term Loan	3,750	15,000	15,000	15,000	15,000	1,432,500	1,496,250	1,458,844
Total debt obligation	$374,568	$712,500	$35,000	$1,610,000	$770,000	$4,057,500	$7,559,568	$8,502,393

(1)	Amounts set forth reflect the principal amount of the convertible notes. On October 1, 2014, the 4.0% Notes were repaid in full.
(2)

The anticipated repayment date and the final maturity date for the 2010-1 Tower Securities was April 15, 2015 and April 16, 2040, respectively. The 2010-1 Tower Securities were repaid in full on October 15, 2014 with proceeds from the 2014 Tower Securities.

The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 17, 2017 and April 15, 2042, respectively.

The anticipated repayment date and the final maturity date for the 2012-1 Tower Securities is December 15, 2017 and December 15, 2042, respectively.

The anticipated repayment date and the final maturity date for the 2013-1C Tower Securities is April 16, 2018 and April 15, 2043, respectively.

The anticipated repayment date and the final maturity date for the 2013-2C Tower Securities is April 17, 2023 and April 15, 2048, respectively.

The anticipated repayment date and the final maturity date for the 2013-1D Tower Securities is April 16, 2018 and April 15, 2043, respectively.

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

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Costa Rica, Guatemala, and Nicaragua. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil and Canada, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the nine months ended September 30, 2014, approximately 9.4% of our revenues and approximately 11.3% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Reais from the quoted foreign currency exchange rates at September 30, 2014. As of September 30, 2014, the analysis indicated that such an adverse movement would have caused our revenues and operating results to fluctuate by less than 1% for the nine months ended September 30, 2014.

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

•our expectations regarding the churn rate of our non-iDEN tenant leases;

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

•our ability to successfully manage the risks associated with international operations, including risks relating to political or economic conditions, tax laws, currency restrictions, legal or judicial systems, land ownership and anti-corruption laws, including the Foreign Corrupt Practices Act;

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

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of September 30, 2014. Based on such evaluation, such officers have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

*10.12

Second Amended and Restated Loan and Security Agreement, dated as of October 15, 2014, by and among SBA Properties, LLC, SBA Sites, LLC, SBA Structures, LLC, SBA Infrastructure, LLC, SBA Monarch Towers III, LLC, SBA 2012 TC Assets PR, LLC, SBA 2012 TC Assets, LLC, SBA Towers IV, LLC, SBA Monarch Towers I, LLC, SBA Towers USVI, Inc., SBA Towers VII, LLC, SBA GC Towers, LLC and Midland Loan Services, a division of PNC Bank, National Association, as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee.

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

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

November 6, 2014	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

November 6, 2014	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)