Form 10-K
period 2014-12-31
SBA COMMUNICATIONS CORP
filed 2015-03-02
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $13.1 billion as of June 30, 2014.

The number of shares outstanding of the Registrant’s common stock (as of February 19, 2015): Class A common stock — 129,175,989

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2015 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2014, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

General

We are a leading independent owner and operator of wireless communications tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in Canada, Central America, and Brazil. Our primary business line is our site leasing business, which contributed 96.3% of our total segment operating profit for the year ended December 31, 2014. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of December 31, 2014, we owned 24,292 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 5,000 actual or potential towers, approximately 500 of which were revenue producing as of December 31, 2014. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and Brazil. Site leasing revenues are received primarily from wireless service provider tenants, including AT&T, Sprint, Verizon Wireless, T-Mobile, Oi S.A., Digicel, Claro, and Telefonica. Wireless service providers enter into different tenant leases with us, each of which relates to the lease or use of space at an individual tower. Our site leasing business generates substantially all of our total segment operating profit, representing 96.2% or more of our total segment operating profit for the past three years.

Increased expansion activity in international markets has resulted in our international site leasing revenues exceeding 10% of our total revenues.  As a result, commencing in the second quarter of 2014, we classified our site leasing business into two reportable segments, domestic site leasing and international site leasing.

Domestic Site Leasing

As of December 31, 2014, we had 15,124 sites in the United States.  For the year ended December 31, 2014, we generated 85.1% of our total site leasing revenue from these sites. Domestic site leasing revenues are received primarily from AT&T, Sprint, Verizon Wireless, and T-Mobile. In the United States, wireless service providers typically enter into tenant leases with us, each of which relates to the lease or use of space at an individual tower. Our tenant leases in the United States are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which typically average 3-4% per year.  Our ground leases in the United States are generally for an initial term of five years or more with multiple renewal terms of 5-year periods, at our option, and provide for rent escalators which typically average 2-3% annually.

International Site Leasing

In 2014, we continued to focus on growing our international site leasing business through the acquisition and development of towers. We believe that we can create substantial value by expanding our site leasing services into select international markets which we believe have a high-growth wireless industry and relatively stable political and regulatory environments. As of December 31, 2014, we owned 9,168 towers in our international markets, including Brazil, Canada, Costa Rica, El Salvador, Guatemala, Nicaragua, and Panama. International site leasing revenues are received primarily from Oi S.A., Telefonica, Claro, Digicel, TIM, and NII Holdings. Our operations in these countries are solely in the site leasing business, and we expect to continue to expand operations through new builds and acquisitions.

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

Domestic and International Expansion

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

The majority of our international markets typically have less mature wireless networks with limited wireline infrastructure and lower wireless data penetration rates than those in the United States. Accordingly, our expansion in these markets is primarily driven by (i) wireless service providers seeking to increase the quality and coverage of their networks, (ii) consumers’ increased use of high data applications, such as email, internet access, mobile device applications, and video, and (iii) incremental spectrum auctions, which have resulted in new market entrants, as well as incremental voice and data network deployments. Since we first entered Brazil in 2012, we have built or acquired 6,927 towers and continue to expand in that country to respond to a growing demand there.  Additionally, since we first entered Costa Rica in 2010, spectrum auctions significantly increased demand for antenna space. Since we entered this market, we have built or acquired 499 towers to respond to that demand and plan to continue our expansion.

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

In our new build program, we construct tower structures in locations that were strategically chosen by us or under build-to-suit arrangements. Under build-to-suit arrangements, we build tower structures for wireless service providers at locations that they have identified. We retain ownership of the tower structure and the exclusive right to co-locate additional tenants. When we construct tower structures in locations chosen by us, we utilize our knowledge of our customers’ network requirements to identify locations where we believe multiple wireless service providers need, or will need, to locate antennas to meet capacity or service demands. We seek to identify attractive locations for new tower structures and complete pre-construction procedures necessary to secure the site concurrently with our leasing efforts. We generally will have at least one signed tenant lease for each new build tower structure on the day that it is completed and expect that some will have multiple tenants. During 2015, we intend to build between 575 and 595 new tower structures, domestically and internationally.

Site Development Services

Our site development business, which is conducted in the United States only, is complementary to our site leasing business and provides us the ability to keep in close contact with the wireless service providers who generate substantially all of our site leasing revenue and to capture ancillary revenues that are generated by our site leasing activities, such as antenna and equipment installation at our towers. Site development services revenues are earned primarily from providing a full range of end to end services to wireless service providers or companies providing development or project management services to wireless service providers. Our services include: (1) site audits; (2) identification of potential locations for towers and antennas; (3)  modification of lease agreements to add equipment to existing structures; (4) support in buying or leasing of the location; (5) obtaining zoning approvals and permits; (6) tower structure construction; (7) antenna installation; and (8) radio equipment installation, commissioning, and maintenance. We provide site development services on a local basis, through regional, territory, and project offices. The regional offices are responsible for all site development operations, including hiring employees and opening or closing project offices, and a substantial portion of the sales in such area.

For financial information about our operating segments, please see Note 20 of our Consolidated Financial Statements included in this Form 10-K.

Industry Developments

We believe that growing wireless traffic (particularly data and video), the deployment of additional spectrum, and technology advancements will require wireless service providers to improve their network infrastructure and increase their network capacity resulting in an increase in the number of towers that they use and an increase in the amount of equipment they deploy at existing towers. We expect that the wireless communications industry will continue to experience growth as a result of the following trends:

•

As wireless data usage grows rapidly, carriers are investing to increase the capacity of their networks; and we believe that the continued capacity increases will require our customers to add large numbers of additional cell sites and additional equipment at current cell sites.

•	We have seen, and anticipate there could be other, new entrants into the wireless communications industry that could deploy regional or national wireless networks for voice and data services.
•

Spectrum licensed by the Federal Communications Commission in 2006 and 2008 has enabled continued network development. We expect this and the potential availability of additional spectrum through several completed and planned government auctions in 2015 and beyond to drive continued network development in the U.S.

•

Consumers are increasing their use of wireless data services due to expansion of wireless data applications, such as email, web browsing, mobile apps and games, social networking, music and video, and continued wireline to wireless migration. Wireless devices are trending toward more bandwidth intensive devices such as smartphones, laptops, netbooks, tablets and other emerging and embedded devices. As a result, according to industry estimates, global mobile data traffic will grow at an approximately 57% compound annual growth rate from 2014 to 2019.

•

Consumers list network quality as one of the greatest contributors to their dissatisfaction when terminating or changing service. To decrease subscriber churn rate and drive revenue growth, wireless carriers have made substantial capital expenditures on wireless networks to improve service quality and expand coverage. For example, U.S. wireless carriers’ capital expenditures have increased from an estimated $19.9 billion in 2009 to an estimated $32.1 billion in 2014, and we expect capital expenditures in the foreseeable future to remain elevated as wireless carriers continue to improve their networks.

We believe that the world-wide wireless industry will continue to grow and is reasonably well-capitalized, highly competitive and focused on quality and advanced services. Therefore, we expect that we will see a multi-year trend of strong additional demand for tower space from our customers, which we believe will translate into strong leasing growth for us.

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

Maximizing Use of Tower Capacity. We generally have constructed or acquired towers that accommodate multiple tenants and a majority of our towers are high capacity tower structures. Most of our towers have significant capacity available for additional antennas, and we believe that increased use of our towers can be achieved at a low incremental cost. We actively market space on our towers through our internal sales force. As of December 31, 2014, we had an average of 1.8 tenants per tower structure.

Disciplined Growth of our Tower Portfolio. We believe that our tower operations are highly scalable. Consequently, we believe that we are able to materially increase our tower portfolio without proportionately increasing selling, general, and administrative expenses. During 2015, we intend to continue to grow our tower portfolio, domestically and internationally, by 5-10% through tower acquisitions and the construction of new tower structures. In connection with our international expansion, we have targeted select international markets that we believe have relatively stable political environments and a growing wireless communications industry. We intend to use our available cash from operating activities and available liquidity, including borrowings, to build and/or acquire new towers at prices that we believe will be accretive to our shareholders both in the short and long term and which allow us to maintain our long-term target leverage ratios.

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

Controlling our Underlying Land Positions. We have purchased and/or entered into perpetual easements or long-term leases for the land that underlies our tower structures and intend to continue to do so, to the extent available at commercially reasonable prices. We believe that these purchases, perpetual easements, and/or long-term leases will increase our margins, improve our cash flow from operations, and minimize our exposure to increases in ground lease rents in the future. As of December 31, 2014, approximately 73% of our tower structures were located on land that we own or control for more than 20 years and the average remaining life under our ground leases, including renewal options under our control, was 33 years. As of December 31, 2014, approximately 5.0% of our tower structures have ground leases maturing in the next 10 years.

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

We depend on a relatively small number of customers for our site leasing and site development revenues. The following customers represented at least 10% of our total revenues during the last three years:

	For the year ended December 31,
Percentage of Total Revenues	2014	2013	2012

Sprint (1)	23.4%	25.0%	23.9%
AT&T Wireless (2)	23.0%	20.5%	21.9%
T-Mobile (3)	15.5%	17.3%	17.2%
Verizon Wireless	12.0%	11.3%	13.0%

(1)Prior year amounts have been adjusted to reflect the merger of Sprint and Clearwire.

(2)Prior year amounts have been adjusted to reflect the merger of AT&T Wireless and Leap Wireless (Cricket Wireless).

(3)Prior year amounts have been adjusted to reflect the merger of T-Mobile and Metro PCS.

During the past two years, we provided services or leased space to a number of customers, including:

Alcatel-Lucent	Goodman Networks	SouthernLinc
AT&T Wireless	Nexius	Sprint Nextel
Cellular South	NII Holdings	T-Mobile
Claro	Ntelos	TIM
Digicel	Mastec	Telefonica
Ericsson	Oi S.A.	U.S. Cellular
Globalive	Overland Contracting	Verizon Wireless

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

Competition

Domestic Site Leasing – In the U.S., our primary competitors for our site leasing activities are (1) the national independent tower companies including American Tower Corporation and Crown Castle International, (2) a large number of regional independent tower owners, (3) wireless service providers that own and operate their own towers and lease, or may in the future decide to lease, antenna space to other providers, and (4) alternative facilities such as rooftops, outdoor and indoor distributed antenna system (“DAS”) networks, billboards, and electric transmission towers. American Tower and Crown Castle have significantly more towers than we do, which could provide them a competitive advantage in negotiating with wireless service providers. Furthermore, these entities generally have greater financial resources than we do which may provide them with a competitive advantage in connection with the acquisition of material tower portfolios. However, we believe that tower location and capacity have been and will continue to be the most significant competitive factors affecting the site leasing business. Other competitive factors are quality of service to our tenants and price.

International Site Leasing – In Brazil, our competition consists of wireless service providers that own and operate their own tower networks, as well as large national and regional independent tower companies, while in the Central American and Canadian markets, our competition is principally from wireless service providers who lease towers to other wireless providers.

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

As of December 31, 2014, we had 1,259 employees of which 184 were based outside of the U.S. and its territories. We consider our employee relations to be good.

Regulatory and Environmental Matters

Federal Regulations. In the U.S., which accounted for 85.1% of our total site leasing revenue for the year ended December 31, 2014, both the FCC and the Federal Aviation Administration (the “FAA”) regulate towers. Many FAA requirements are implemented in FCC regulations. These regulations, which were amended in 2014, govern the construction, lighting, and painting or other marking of towers, as well as the maintenance, inspection, and record keeping related to towers, and may, depending on the characteristics of particular towers, require prior approval and registration of towers before they may be constructed, altered or used. Wireless communications equipment and radio or television stations operating on towers are separately regulated and may require independent customer licensing depending upon the particular frequency or frequency band used. In addition, any applicant for an FCC tower structure registration (through the FCC’s Antenna Structure Registration System) must certify that, consistent with the Anti-Drug Abuse Act of 1988, neither the applicant nor its principals are subject to a denial of Federal benefits because of a conviction for the possession or distribution of a controlled substance. New tower construction also requires approval from the state or local governing authority for the proposed site: compliance with the National Environmental Policy Act (“NEPA”); compliance with the National Historic Preservation Act (“NHPA”); compliance with the Endangered Species Act (“ESA”); and may require notification to the FAA.

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

Backlog

Backlog related to our site leasing business consists of lease agreements and amendments, which have been signed, but have not yet commenced. As of December 31, 2014, we had 264 new leases and amendments which had been executed with customers but which had not begun generating revenue. These leases and amendments will contractually provide for approximately $3.8 million of annual revenue. By comparison, as of December 31, 2013, excluding the Sprint Network Vision Amendment, we had 478 new leases and amendments which had been executed with customers but which had not begun generating revenue. These leases and amendments contractually provided for approximately $6.4 million of annual revenue.

Our backlog for site development services consists of the value of work that has not yet been completed on executed contracts. As of December 31, 2014, we had approximately $66.2 million of contractually committed revenue as compared to approximately $65.1 million as of December 31, 2013.

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

Significant consolidation among our wireless service provider customers may result in our customers failing to renew existing leases for tower space or reducing future capital expenditures in the aggregate because their existing networks and expansion plans may overlap or be very similar. In connection with the combinations of Verizon Wireless and ALLTEL (to form Verizon Wireless), Cingular and AT&T Wireless (to form AT&T Mobility) and Sprint PCS and Nextel (to form Sprint), the combined companies have rationalized and may continue to rationalize duplicative parts of their networks, which has led and may continue to lead to the non-renewal of certain leases on our towers. During 2013, Sprint acquired Clearwire Communications and T-Mobile acquired MetroPCS, and in 2014, AT&T acquired Leap Wireless (Cricket Wireless). This consolidation may also lead to non-renewal of certain of our tower leases. If our wireless service provider customers continue to consolidate as a result of, among other factors, limited wireless spectrum for commercial use in the U.S., this consolidation could significantly impact the number of tower leases that are not renewed or the number of new leases that our wireless service provider customers require to expand their networks, which could materially and adversely affect our future operating results.

We have a substantial level of indebtedness which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.

As indicated below, we have and will continue to have a significant amount of indebtedness relative to our equity (deficit). The following table sets forth our total principal amount of debt and shareholders’ equity as of December 31, 2014 and 2013.

	As of December 31,
	2014	2013

	(in thousands)
Total principal amount of indebtedness	$7,870,000	$5,910,041
Shareholders' equity (deficit)	$(660,800)	$356,966

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest, or other amounts due on our indebtedness. Subject to certain restrictions under our existing indebtedness, we and our subsidiaries may also incur significant additional indebtedness in the future, some of which may be secured debt. This may have the effect of increasing our total leverage. For example, on February 7, 2014, SBA Senior Finance II secured a new $1.5 billion senior secured Term Loan; on July 1, 2014, we issued $750.0 million aggregate principal amount of 4.875% senior notes; and on October 15, 2014, we, through a New York common law trust, issued $1.54 billion aggregate principal amount of Secured Tower Revenue Securities.

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

The following is a list of significant customers (representing at least 10% of revenue in any of the last three years) and the percentage of our total revenues for the specified time periods derived from these customers:

	For the year ended December 31,
Percentage of Total Revenues	2014	2013	2012

Sprint (1)	23.4%	25.0%	23.9%
AT&T Wireless (2)	23.0%	20.5%	21.9%
T-Mobile (3)	15.5%	17.3%	17.2%
Verizon Wireless	12.0%	11.3%	13.0%

We also have client concentrations with respect to revenues in each of our financial reporting segments:

	For the year ended December 31,
Percentage of Domestic Site Leasing Revenue	2014	2013	2012

AT&T Wireless (2)	30.1%	25.5%	26.1%
Sprint (1)	25.6%	30.9%	28.5%
T-Mobile (3)	19.2%	20.2%	19.7%
Verizon Wireless	14.4%	13.3%	14.3%

	For the year ended December 31,
Percentage of International Site Leasing Revenue	2014	2013	2012

Oi S.A.	44.3%	6.3%	0.1%
Telefonica	28.8%	44.2%	48.1%
Claro	8.0%	8.8%	12.6%
Digicel	4.9%	11.2%	19.5%

	For the year ended December 31,
Percentage of Site Development Revenue	2014	2013	2012

Sprint (1)	36.7%	1.5%	1.1%
Ericsson, Inc.	16.8%	34.5%	24.5%
Verizon Wireless	10.1%	4.8%	8.9%
MasTec Inc.	1.9%	4.6%	16.4%

(1)Prior year amounts have been adjusted to reflect the merger of Sprint and Clearwire.

(2)Prior year amounts have been adjusted to reflect the merger of AT&T Wireless and Leap Wireless (Cricket Wireless).

(3)Prior year amounts have been adjusted to reflect the merger of T-Mobile and Metro PCS.

Revenue from these clients is derived from numerous different site leasing contracts and site development contracts. Each site leasing contract relates to the lease of space at an individual tower and is generally for an initial term of five to ten years in the U.S. and Canada, and renewable for five 5-year periods at the option of the tenant. Site leasing contracts in our Central and Brazil markets typically have an initial term of 10 years with 5-year renewal periods. However, if any of our significant site leasing clients were to experience financial difficulty, substantially reduce their capital expenditures or reduce their dependence on leased tower space and fail to renew their leases with us, our revenues, future revenue growth and results of operations would be adversely affected.

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

Our international operations are subject to economic, political and other risks, including risks associated with foreign currency exchange rates that could materially and adversely affect our revenues or financial position.

Our current business operations in Canada, Central America and Brazil, and our expansion into any other international markets in the future, could result in adverse financial consequences and operational problems not typically experienced in the United States. The consolidated revenues generated by our international operations were 13.3% during the year ended December 31, 2014,  and we anticipate that our revenues from our international operations will continue to grow in the future. Accordingly, our business is and will in the future be subject to risks associated with doing business internationally, including:

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

•restriction or revocation of spectrum licenses;

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

•difficulty in recruiting and retaining trained personnel; and

•language and cultural differences.

Our international operations in Central America are primarily denominated in United States dollars, while our operations in Canada and Brazil are denominated in local currencies. The Brazilian Real has been subject to significant volatility, and the United States Dollar has strengthened significantly against the Brazilian Real and Canadian Dollar in the last 6 months. If this trend were to continue, it could adversely affect our reported results of operations. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast and budget for our international operations and expansion efforts.

In addition, two of our wholly owned subsidiaries, Brazil Shareholder I, LLC, a Florida limited liability company, and SBA Torres Brasil, Limitada, a limitada existing under the laws of the Republic of Brazil, entered into an intercompany loan agreement where from time to time the entities may agree to lend/borrow amounts up to $750.0 million. In accordance with ASC 830, we are required to re-measure foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other Expense in the Consolidated Statements of Operations. Consequently, if the US Dollar strengthens against the Brazilian Real our results of operations would be adversely affected.

If we are unable to protect our rights to the land under our towers, it could adversely affect our business and operating results.

Our real property interests relating to our tower structures consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses, rights-of-way, and other similar interests. From time to time, we experience disputes with landowners regarding the terms of the agreements for the land under our tower structures, which can affect our ability to access and operate such towers. Further, landowners may not want to renew their agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators and our competitors, which could affect our ability to renew agreements on commercially viable terms or at all. In addition, the land underlying the 2,113 towers we acquired from Oi S.A., one of Brazil’s largest telecommunications providers, in 2013 is subject to a concession from the Federal Republic of Brazil that expires in 2025.  At the end of the term, the Brazilian government would have the right to (i) renew the concession upon newly negotiated terms or (ii) terminate the concession and take possession of the land and the tower on such land.  Although Oi S.A. has entered into a non-terminable lease with us for 35 years, if the concession was not renewed, our site leasing revenue from co-located tenants would terminate. For the year ended December 31, 2014, we generated 21.6%  of our total international site leasing revenue from these 2,113 towers.

As of December 31, 2014, the average remaining life under our ground leases, including renewal options under our control, was approximately 33 years, and approximately 5.0% of our tower structures have ground leases maturing in the next 10 years.  Failure to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

Increasing competition may negatively impact our ability to grow our communication site portfolio long term.

We intend to grow our tower portfolio, domestically and internationally, through acquisitions and new builds and expect this growth to be between 5-10% during 2015. Our ability to meet our growth targets significantly depends on our ability to build or acquire existing towers that meet our investment requirements. Traditionally, our acquisition strategy has focused on acquiring towers from smaller tower companies, independent tower developers and wireless service providers. However, as a result of consolidation in the tower industry there are fewer of these mid-sized tower transactions available and there is more competition to acquire existing towers. Increased competition for acquisitions may result in fewer acquisition opportunities for us, higher acquisition prices, and increased difficulty in negotiating and consummating agreements to acquire such towers. Furthermore, to the extent that the tower acquisition opportunities are for significant tower portfolios, many of our competitors are significantly larger and have greater financial resources than us. As a result of these risks, the cost of acquiring these towers may be higher than we expect or we may not be able to meet our long-term tower portfolio growth target. If we are not able to successfully address these challenges, we may not be able to materially increase our tower portfolio in the long-term.

We currently intend to build 575 to 595 new towers, domestically and internationally, during 2015. However, our ability to build these new towers is dependent upon the availability of sufficient capital to fund construction, our ability to locate, and acquire at commercially reasonable prices, attractive locations for such towers and our ability to obtain the necessary zoning and permits. Furthermore, with respect to our international new builds, our tower construction may be delayed or halted as a result of local zoning restrictions, inconsistencies between laws or other barriers to construction in international markets.

Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, vary greatly, but typically require antenna tower and structure owners to obtain approval from local officials or community standards organizations prior to tower or structure construction or modification.

Due to these risks, it may take longer to complete our new tower builds than anticipated, the costs of constructing or acquiring these towers may be higher than we expect or we may not be able to add as many towers as we had planned in 2015. If we are not able to increase our tower portfolio as anticipated, it could negatively impact our ability to achieve our financial goals.

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

A key element of our growth strategy is to increase our tower portfolio through acquisitions.  We rely on our due diligence of the towers and the representations and financial records of the sellers and other third parties to establish the anticipated revenues and expenses and whether the acquired towers will meet our internal guidelines for current and future potential returns. In addition, we may not always have the ability to analyze and verify all information regarding title, access and other issues regarding the land underlying acquired towers.  This is particularly true in our international acquisitions of towers from wireless service providers. To the extent that these towers were acquired in individually material transactions, we may be required to place enhanced reliance on the financial and operational representations and warranties of the sellers. If (i) these records are not complete or accurate, (ii) we do not have complete access to, or use of, the land underlying the acquired towers or (iii) the towers do not achieve the financial results anticipated, it could adversely affect our revenues and results of operations.

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

As part of our growth strategy, we have made and expect to continue to make acquisitions. The process of integrating any acquired towers into our operations may result in unforeseen operating difficulties and large expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. It may also result in the loss of key customers and/or personnel and expose us to unanticipated liabilities. These risks may be exacerbated in those circumstances in which we acquire a material number of towers. Further, we may not be able to retain the key employees that may be necessary to operate the business we acquire, and we may not be able to timely attract new skilled employees and management to replace them. There can be no assurance that we will be successful in integrating acquisitions into our existing business. This is particularly true in our international acquisitions of towers from wireless service providers.

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

Our industry is highly competitive, and our customers sometimes have alternatives for leasing antenna space. Some of our competitors, such as (1) U.S. and international wireless carriers that allow co-location on their towers and (2) large independent tower companies, have been, and based on recent consolidations continue to be, substantially larger and have greater financial resources than us. This could provide them with advantages with respect to establishing favorable leasing terms with wireless service providers or in their ability to acquire available towers.

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

The indentures governing the 5.75% Notes, the 5.625% Notes and the 4.875% Notes, the Senior Credit Agreement, and the Secured Tower Revenue Securities contain restrictive covenants imposing significant operational and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. Among other things, the covenants under each indenture limit our ability to:

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

We are a holding company with no business operations of our own. Our only significant assets are, and are expected to be, the outstanding capital stock and membership interests of our subsidiaries. We conduct, and expect to continue conducting, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations is dependent upon dividends and other distributions from our subsidiaries to us. Most of our indebtedness is owed directly by our subsidiaries, including the mortgage loan underlying the Tower Securities, the 5.75% Notes, the Term Loans and any amounts that we may borrow under the Revolving Credit Facility. Consequently, the first use of any cash flow from operations generated by such subsidiaries will be payments of interest and principal, if any, under their respective indebtedness. Other than the cash required to repay amounts due under our outstanding warrants related to our convertible notes, 5.625% Notes, and 4.875% Notes, we currently expect that substantially all the earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their respective debt obligations. The ability of our operating subsidiaries to pay dividends or transfer assets to us is restricted by applicable state law and contractual restrictions, including the terms of their outstanding debt instruments.

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

We have not been profitable and may incur losses in the future.

Historically, we have not been profitable. The following chart shows the net losses we incurred for the periods indicated:

	For the year ended December 31,
	2014	2013	2012

	(in thousands)
Net loss	$(24,295)	$(55,909)	$(181,390)

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

We are subject to federal, state and local regulation of our business, both in the U.S. and internationally. In the U.S., both the FAA and the FCC regulate the construction, modification, and maintenance of towers and structures that support antennas used for wireless communications and radio and television broadcasts. In addition, the FCC separately licenses and regulates wireless communications equipment and television and radio stations operating from such towers. FAA and FCC regulations govern construction, lighting, painting, and marking of towers and may, depending on the characteristics of the tower, require registration of the tower. Certain proposals to construct new towers or to modify existing towers are reviewed by the FAA to ensure that the tower will not present a hazard to air navigation.

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

Our operations, like those of other companies engaged in similar businesses, are subject to the requirements of various federal, state, local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials, and wastes. As owner, lessee, or operator of numerous tower structures, we may be liable for substantial costs of remediating soil and groundwater contaminated by hazardous materials without regard to whether we, as the owner, lessee, or operator, knew of or were responsible for the contamination. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements. The current cost of complying with these laws is not material to our financial condition or results of operations. However, the requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2. PROPERTIES

We are headquartered in Boca Raton, Florida where we currently lease approximately 103,000 square feet of office space in multiple buildings. These leases expire at different dates extending through February 28, 2022. In addition, on November 1, 2013, we purchased a new headquarters in Boca Raton, Florida where we currently own approximately 160,000 square feet of office space.  We have entered into long-term leases for international, regional, and certain site development office locations where we expect our activities to be longer-term. We open and close project offices from time to time in connection with our site development business. We believe our existing facilities are adequate for our current and planned levels of operations and that additional office space suited for our needs is reasonably available in the markets within which we operate.

Our interests in towers and the land beneath them are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, perpetual easements, easements, licenses, rights-of-way, and other similar interests. For the year ended December 31, 2014,  approximately 73% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land that have an interest that extends beyond 20 years. The average remaining life under our ground leases, including renewal options under our control, has been extended to 33 years. In rural areas, support for our towers, equipment shelters, and related equipment requires a tract of land typically up to 10,000 square feet. Less than 2,500 square feet is required for a monopole or self-supporting tower of the kind typically used in metropolitan areas for wireless communications towers. Land leases generally have an initial term of five years with five or more additional automatic renewal periods of five years, for a total of thirty years or more.

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

The following table presents the high and low sales price for our Class A common stock for the periods indicated:

	High	Low
Quarter ended December 31, 2014	$122.79	$103.83
Quarter ended September 30, 2014	$114.37	$99.70
Quarter ended June 30, 2014	$102.57	$87.03
Quarter ended March 31, 2014	$99.64	$87.29

Quarter ended December 31, 2013	$92.21	$76.77
Quarter ended September 30, 2013	$80.65	$71.10
Quarter ended June 30, 2013	$82.31	$70.55
Quarter ended March 31, 2013	$74.04	$66.68

As of February 19, 2015, there were 85 record holders of our Class A common stock.

Dividends

We have never paid a dividend on any class of common stock and anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Consequently, we do not anticipate paying cash dividends on our Class A common stock in the foreseeable future. In addition, our ability to pay dividends is limited by the terms of our debt instruments.

Equity Compensation Plan

Equity Compensation Plan Information
(in thousands except exercise price)
Number of Securities
	Number of Securities		Weighted Average		Remaining Available for
	to be Issued		Exercise Price		Future Issuance Under
	Upon Exercise of		of Outstanding		Equity Compensation Plans
	Outstanding Options,		Options, Warrants		(Excluding Securities
	Warrants and Rights		and Rights		Reflected in first column (a))
	(a)		(b)		(c)
Equity compensation plans approved by
security holders
2001 Plan	507		$28.39		—	(2)
2010 Plan	3,065	(1)	$66.77	(1)	11,290
Equity compensation plans not approved by
security holders	—				—
Total	3,572		$61.33		11,290

(1)Included in the number of securities in column (a) is 295,093 restricted stock units, which have no exercise price. The weighted average exercise price of outstanding options, warrants and rights (excluding restricted stock units) is $73.89.

(2)This plan has been terminated, and we are no longer eligible to issue shares pursuant to the plan.

 ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data as of and for each of the five years in the period ended December 31, 2014. The financial data for the fiscal years ended 2014,  2013,  2012,  2011,  and 2010 have been derived from our audited consolidated financial statements. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those consolidated financial statements included in this Form 10-K.

	For the year ended December 31,
	2014	2013	2012	2011	2010
	(audited) (in thousands, except for per share data)
Revenues:
Site leasing	$1,360,202	$1,133,013	$846,094	$616,294	$535,444
Site development	166,794	171,853	107,990	81,876	91,175
Total revenues	1,526,996	1,304,866	954,084	698,170	626,619
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	301,313	270,772	188,951	131,916	119,141
Cost of site development	127,172	137,481	90,556	71,005	80,301
Selling, general, and administrative	103,317	85,476	72,148	62,828	58,209
Acquisition related adjustments and expenses	7,798	19,198	40,433	7,144	10,106
Asset impairment and decommission costs	23,801	28,960	6,383	5,472	5,862
Depreciation, accretion, and amortization	627,072	533,334	408,467	309,146	278,727
Total operating expenses	1,190,473	1,075,221	806,938	587,511	552,346
Operating income	336,523	229,645	147,146	110,659	74,273
Other income (expense):
Interest income	677	1,794	1,128	136	432
Interest expense	(292,600)	(249,051)	(196,241)	(160,896)	(149,921)
Non-cash interest expense	(27,112)	(49,085)	(70,110)	(63,629)	(60,070)
Amortization of deferred financing fees	(17,572)	(15,560)	(12,870)	(9,188)	(9,099)
Loss from extinguishment of debt, net	(26,204)	(6,099)	(51,799)	(1,696)	(49,060)
Other income (expense)	10,628	31,138	5,654	(165)	29
Total other expense	(352,183)	(286,863)	(324,238)	(235,438)	(267,689)
Loss before provision for income taxes	(15,660)	(57,218)	(177,092)	(124,779)	(193,416)
Benefit (provision) for income taxes	(8,635)	1,309	(6,594)	(2,113)	(1,005)
Net loss from continuing operations	(24,295)	(55,909)	(183,686)	(126,892)	(194,421)
Income from discontinued operations, net of income taxes	—	—	2,296	—	—
Net loss	(24,295)	(55,909)	(181,390)	(126,892)	(194,421)
Net loss (income) attributable to the
noncontrolling interest	—	—	353	436	(253)
Net loss attributable to SBA Communications Corporation	$(24,295)	$(55,909)	$(181,037)	$(126,456)	$(194,674)
Basic and diluted per common share amounts:
Loss from continuing operations	$(0.19)	$(0.44)	$(1.53)	$(1.14)	$(1.68)
Income from discontinued operations	—	—	0.02	—	—
Net loss per common share	$(0.19)	$(0.44)	$(1.51)	$(1.14)	$(1.68)
Basic and diluted weighted avg. number of common shares	128,919	127,769	120,280	111,595	115,591

	As of December 31,
	2014	2013	2012	2011	2010
	(audited) (in thousands)
Balance Sheet Data
Cash and cash equivalents	$39,443	$122,112	$233,099	$47,316	$64,254
Restricted cash - current (1)	52,519	47,305	27,708	22,266	29,456
Short-term investments	5,549	5,446	5,471	5,773	4,016
Property and equipment, net	2,762,417	2,578,444	2,671,317	1,583,393	1,534,318
Intangibles, net	4,189,540	3,387,198	3,134,133	1,639,784	1,500,012
Total assets	7,841,125	6,783,188	6,615,911	3,606,399	3,400,175
Total debt	7,860,799	5,876,607	5,356,103	3,354,485	2,827,450
Total shareholders' (deficit) equity	(660,800)	356,966	652,991	(11,313)	317,110

	For the year ended December 31,
	2014	2013	2012	2011	2010
Other Data	(audited) (in thousands)
Cash provided by (used in):
Operating activities	$671,643	$497,587	$340,914	$249,058	$201,140
Investing activities	(1,760,127)	(817,198)	(2,269,120)	(503,273)	(416,370)
Financing activities	991,838	210,837	2,110,481	237,432	118,152

(1)

Restricted cash of $52.5 million as of December 31, 2014 consisted of $52.1 million related to the Tower Securities loan requirements and $0.4 million related to surety bonds issued for our benefit. Restricted cash of $47.3 million as of December 31, 2013 consisted of $46.4 million related to the Tower Securities loan requirements and $0.9 million related to surety bonds issued for our benefit. Restricted cash of $27.7 million as of December 31, 2012 consisted of $26.8 million related to the Tower Securities loan requirements and $0.9 million related to surety bonds issued for our benefit. Restricted cash of $22.3 million as of December 31, 2011 consisted of $21.4 million related to Tower Securities loan requirements and $0.9 million related to surety bonds issued for our benefit. Restricted cash of $29.5 million as of December 31, 2010 consisted of $28.6 million related to Tower Securities loan requirements and $0.9 million related to surety bonds issued for our benefit.

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

We are a leading independent owner and operator of wireless communications tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in Canada, Central America, and Brazil. Our primary business line is our site leasing business, which contributed 96.3% of our total segment operating profit for the year ended December 31, 2014. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of December 31, 2014, we owned 24,292 towers, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 5,000 actual or potential towers, approximately 500 of which were revenue producing as of December 31, 2014. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and Brazil. Site leasing revenues are received primarily from wireless service provider tenants, including AT&T, Sprint, Verizon Wireless, T-Mobile, Oi S.A., Digicel, Claro and Telefonica. Wireless service providers enter into different tenant leases with us, each of which relates to the lease or use of space at an individual tower. In the United States and Canada, our tenant leases are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in our Central American and Brazilian markets typically have an initial term of 10 years with 5-year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in Brazil escalate in accordance with a standard cost of living index.

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

 Ground leases are generally for an initial term of five years or more with multiple renewal terms of five year periods at our option and provide for rent escalators which typically average 2-3% annually, or in Brazil adjust in accordance with a standard cost of living index. As of December 31, 2014, approximately 73% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

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

	For the year ended December 31,
Segment operating profit as a percentage of total	2014	2013	2012

Domestic site leasing	82.8%	89.9%	92.3%
International site leasing	13.5%	6.3%	5.2%
Total site leasing	96.3%	96.2%	97.5%

We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements. During 2015, we expect organic site leasing revenue in both our domestic and international segments to be consistent with our growth in 2014. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers upgrade their equipment. Furthermore, because our towers are strategically positioned and our customers typically do not relocate, we have historically experienced low tenant lease terminations as a percentage of revenue.

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

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes below as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our Consolidated Financial Statements for the year ended December 31, 2014, included herein. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

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

We record an impairment charge when we believe an investment in towers or related assets has been impaired, such that future undiscounted cash flows would not recover the then current carrying value of the investment in the tower and related intangible. If the future undiscounted cash flows are lower than the carrying value of the investment in the tower and related intangible, we calculate future discounted cash flows and compare those amounts to the carrying value. We record an impairment charge for any amounts lower than the carrying value. Estimates and assumptions inherent in the impairment evaluation include, but are not limited to, general market and economic conditions, historical operating results, geographic location, lease-up potential, and expected timing of lease-up. In addition, we make certain assumptions in determining an asset’s fair value for the purpose of calculating the amount of an impairment charge.

Business Combinations

We account for business combinations under the acquisition method of accounting. The assets and liabilities we acquire are recorded at fair market value at the date of each acquisition and the results of operations of the acquired assets are included with our results of operations from the dates of the respective acquisitions. We continue to evaluate all acquisitions for a period not to exceed one year after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed as a result of information available at the acquisition date. The intangible assets represent the value associated with the current leases at the acquisition date (“Current contract intangibles”) and future tenant leases anticipated to be added to the communication sites (“Network location intangibles”) and were calculated using the discounted values of the current or future expected cash flows. The intangible assets are estimated to have a useful life consistent with the useful life of the related communication site assets, which is typically 15 years.

In connection with certain acquisitions, we may agree to pay contingent consideration (or earnouts) if the communication sites or businesses that are acquired meet or exceed certain performance targets over a period of one to three years after they have been acquired. We accrue for contingent consideration in connection with acquisitions at fair value as of the date of the acquisition. All subsequent changes in fair value of contingent consideration are recorded through Consolidated Statements of Operations.

RESULTS OF OPERATIONS

Year Ended 2014 Compared to Year Ended 2013

Revenues and Segment Operating Profit:

	For the year ended
	December 31,		Dollar	Percentage
	2014	2013	Change	Change

Revenues	(in thousands)
Domestic site leasing	$1,157,293	$1,048,756	$108,537	10.3%
International site leasing	202,909	84,257	118,652	140.8%
Site development	166,794	171,853	(5,059)	(2.9%)
Total	$1,526,996	$1,304,866	$222,130	17.0%
Cost of Revenues
Domestic site leasing	$247,237	$242,839	$4,398	1.8%
International site leasing	54,076	27,933	26,143	93.6%
Site development	127,172	137,481	(10,309)	(7.5%)
Total	$428,485	$408,253	$20,232	5.0%
Operating Profit
Domestic site leasing	$910,056	$805,917	$104,139	12.9%
International site leasing	148,833	56,324	92,509	164.2%
Site development	39,622	34,372	5,250	15.3%

Revenues

Total revenues increased  $222.1 million for the year ended December 31, 2014, as compared to the prior year, due largely to (i) revenues from 6,532 towers acquired and 731 towers built since January 1, 2013 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments which increased the related rent to compensate for additional equipment added to our towers.

Domestic site leasing revenues increased  $108.5 million for the year ended December 31, 2014, as compared to the prior year, due largely to (i) revenues from 426 towers acquired and 228 towers built since January 1, 2013 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments which increased the related rent to compensate for additional equipment added to our towers.

International site leasing revenues increased  $118.7 million for the year ended December 31, 2014, as compared to the prior year, due largely to (i) revenues from 6,106 towers acquired and 503 towers built since January 1, 2013 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments which increased the related rent to compensate for additional equipment added to our towers. The increase in international site leasing revenues includes the negative impact of $3.1 million from fluctuations in foreign currency exchange rates as compared to the prior year.

Site development revenues decreased  $5.1 million for the year ended December 31, 2014, as compared to the prior year, as a result of a reduction in the volume of work performed due to the timing of our wireless carrier customers’ initiatives.

Operating Profit

Domestic site leasing segment operating profit increased  $104.1 million for the year ended December 31, 2014, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since January 1, 2013 as noted above and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments with current tenants which increased the related rent as a result of additional equipment added to our towers in addition to improving control of our site leasing cost of revenue, and the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased  $92.5 million for the year ended December 31, 2014, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since January 1, 2013 as noted above and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments with current tenants which increased the related rent as a result of additional equipment added to our towers in addition to improving control of our site leasing cost of revenue, and the positive impact of our ground lease purchase program. The increase in international segment operating profit includes the negative impact of $1.8 million from fluctuations in foreign currency exchange rates as compared to the prior year.

Site development segment operating profit increased  $5.2 million for the year ended December 31, 2014, as compared to the prior year, primarily due to higher margin carrier direct work performed in the current year, in particular the Sprint 2.5 GHz initiative.

Selling, General, and Administrative Expenses:

	For the year ended
	December 31,		Dollar	Percentage
	2014	2013	Change	Change

	(in thousands)
Domestic site leasing	$67,611	$59,320	$8,291	14.0%
International site leasing	16,762	10,065	6,697	66.5%
Total site leasing	$84,373	$69,385	$14,988	21.6%
Site development	9,074	7,760	1,314	16.9%
Not identified by segment	9,870	8,331	1,539	18.5%
Total	$103,317	$85,476	$17,841	20.9%

Selling, general, and administrative expenses increased  $17.8 million for the year ended December 31, 2014, as compared to the prior year, primarily as a result of an increase in personnel, salaries, benefits, non-cash compensation, and other expenses due in large part to our continued portfolio expansion primarily in Brazil.

Acquisition Related Adjustments and Expenses:

	For the year ended
	December 31,		Dollar	Percentage
	2014	2013	Change	Change

	(in thousands)
Domestic site leasing	$3,351	$6,525	$(3,174)	(48.6%)
International site leasing	4,447	12,673	(8,226)	(64.9%)
Total	$7,798	$19,198	$(11,400)	(59.4%)

Acquisition related adjustments and expenses decreased  $11.4 million for the year ended December 31, 2014, as compared to the prior year, primarily as a result of a reduction in an estimated pre-acquisition contingency, partially offset by an increase in acquisition and integration related activities including two acquisitions from Oi S.A. which closed during the first and fourth quarters of fiscal year 2014.

Asset Impairment and Decommission Costs:

	For the year ended
	December 31,		Dollar	Percentage
	2014	2013	Change	Change

	(in thousands)
Domestic site leasing	$21,538	$26,478	$(4,940)	(18.7%)
International site leasing	2,263	2,482	(219)	(8.8%)
Total	$23,801	$28,960	$(5,159)	(17.8%)

Asset impairment and decommission costs decreased  $5.2 million for the year ended December 31, 2014, as compared to the prior year, primarily as a result of the write-off of assets and related costs associated with the decommissioning of 214 towers during the year ended December 31, 2014 as compared to the decommissioning of 248 towers during the prior year.

Depreciation, Accretion, and Amortization Expense:

	For the year ended
	December 31,		Dollar	Percentage
	2014	2013	Change	Change

	(in thousands)
Domestic site leasing	$515,150	$484,053	$31,097	6.4%
International site leasing	104,447	44,973	59,474	132.2%
Total site leasing	$619,597	$529,026	$90,571	17.1%
Site development	2,453	2,280	173	7.6%
Not identified by segment	5,022	2,028	2,994	147.6%
Total	$627,072	$533,334	$93,738	17.6%

Depreciation, accretion, and amortization expense increased  $93.7 million for the year ended December 31, 2014, as compared to the prior year, due to an increase in the number of towers we acquired and built since January 1, 2013.

Operating Income (Loss):

	For the year ended
	December 31,		Dollar	Percentage
	2014	2013	Change	Change

	(in thousands)
Domestic site leasing	$302,406	$229,541	$72,865	31.7%
International site leasing	20,914	(13,869)	34,783	(250.8%)
Total site leasing	$323,320	$215,672	$107,648	49.9%
Site development	28,095	24,332	3,763	15.5%
Not identified by segment	(14,892)	(10,359)	(4,533)	43.8%
Total	$336,523	$229,645	$106,878	46.5%

Domestic site leasing operating income increased  $72.9 million for the year ended December 31, 2014, as compared to the prior year, primarily due to higher segment operating profit and a reduction in asset impairment and decommission costs, partially offset by increases in selling, general, and administrative expenses,  depreciation, accretion, and amortization expense, and acquisition related adjustments and expenses.
International site leasing operating income increased  $34.8 million for the year ended December 31, 2014, as compared to the prior year, primarily due to higher segment operating profit and a reduction in acquisition related adjustments and expenses, partially offset by increases in selling, general, and administrative expenses and depreciation, accretion, and amortization expense.

Site development operating income increased  $3.8 million for the year ended December 31, 2014, as compared to the prior year, primarily due to higher segment operating profit, partially offset by increases in selling, general, and administrative expenses and depreciation, accretion, and amortization expense.

Other Income (Expense):

	For the year ended
	December 31,		Dollar	Percentage
	2014	2013	Change	Change

	(in thousands)
Interest income	$677	$1,794	$(1,117)	(62.3%)
Interest expense	(292,600)	(249,051)	(43,549)	17.5%
Non-cash interest expense	(27,112)	(49,085)	21,973	(44.8%)
Amortization of deferred financing fees	(17,572)	(15,560)	(2,012)	12.9%
Loss from extinguishment of debt, net	(26,204)	(6,099)	(20,105)	329.6%
Other income	10,628	31,138	(20,510)	(65.9%)
Total	$(352,183)	$(286,863)	$(65,320)	22.8%

Interest expense increased  $43.5 million for the year ended December 31, 2014, as compared to the prior year, due to the higher average principal amount of cash-interest bearing debt outstanding for the year ended December 31, 2014 compared to the prior year, primarily resulting from the issuance of the 2013 and 2014 Tower Securities, 2014 Term Loan, and 4.875% Notes, partially offset by the maturity of the 1.875% Notes and 4.0% Notes and full repayment of the 2011 Term Loan, 2012-2 Term Loan, 2010-1 Tower Securities, and 8.25% Notes.

Non-cash interest expense decreased  $22.0 million from the year ended December 31, 2014, compared to the prior year. This decrease primarily reflects the full repayment of the 1.875% Notes in May of 2013 and 4.0% Notes in October of 2014.

Amortization of deferred financing fees increased  $2.0 million for the year ended December 31, 2014, as compared to the prior year, primarily resulting from the issuance of the 2013 and 2014 Tower Securities, 2014 Term Loan, and 4.875% Notes, partially offset by the full repayment of the 2011 Term Loan, 2012-2 Term Loan, 8.25% Notes, and 2010-1 Tower Securities, and the maturity of the 1.875% and 4.0% Notes.

Loss from extinguishment of debt increased  $20.1 million for the year ended December 31, 2014, as compared to the prior year, primarily due to the premium paid and write-off of the debt discount and deferred financing fees associated with the full redemption of the 8.25% Notes, the write-off of a portion of the related debt discount and deferred financing fees associated with the repayment of the 2011 Term Loan, 2012-2 Term Loan, and 2010-1 Tower Securities, and the early settlement of a portion of the 4.0% Notes.

Other income decreased  $20.5 million for the year ended December 31, 2014, as compared to the prior year, primarily due to a  gain of $27.3 million recognized in the prior year period related to the sale of a bankruptcy claim. The current year period reflects a $17.9 million gain realized on the settlement of two foreign currency contracts which were entered into and settled during the first quarter of 2014 in order to hedge the purchase price of the Oi S.A. acquisition in Brazil which closed March 31, 2014 and a $12.5 million gain on the sale of a cost method investment during the fourth quarter of 2014. These gains were partially offset by a $23.0 million loss related to the remeasurement of a foreign denominated intercompany loan.

Net Loss:

	For the year ended
	December 31,		Dollar	Percentage
	2014	2013	Change	Change

	(in thousands)
Net loss	$(24,295)	$(55,909)	$31,614	(56.5%)

Net loss was $24.3 million for the year ended December 31, 2014, a decrease of $31.6 million compared to a loss of $55.9 million in the prior year. The decrease in net loss is primarily due to an increase in our total segment operating profit and a decrease in non-cash interest expense as compared to the prior year, offset by increases in selling, general, and administrative expenses, loss from extinguishment of debt, depreciation, amortization, and accretion, and interest expense, as well as, a decrease in other income as compared to the prior year.

Year Ended 2013 Compared to Year Ended 2012

Revenues and Segment Operating Profit:

	For the year ended
	December 31,		Dollar	Percentage
	2013	2012	Change	Change

Revenues	(in thousands)
Domestic site leasing	$1,048,756	$797,794	$250,962	31.5%
International site leasing	84,257	48,300	35,957	74.4%
Site development	171,853	107,990	63,863	59.1%
Total	$1,304,866	$954,084	$350,782	36.8%
Cost of Revenues
Domestic site leasing	$242,839	$175,452	$67,387	38.4%
International site leasing	27,933	13,499	14,434	106.9%
Site development	137,481	90,556	46,925	51.8%
Total	$408,253	$279,507	$128,746	46.1%
Operating Profit
Domestic site leasing	$805,917	$622,342	$183,575	29.5%
International site leasing	56,324	34,801	21,523	61.8%
Site development	34,372	17,434	16,938	97.2%

Revenues

Total revenues increased  $350.8 million for the year ended December 31, 2013, as compared to the prior year, due largely to (i) revenues from 9,136 towers acquired and 683 towers built since January 1, 2012 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments which increased the related rent to compensate for additional equipment added to our towers.

Domestic site leasing revenues increased  $251.0 million for the year ended December 31, 2013, as compared to the prior year, due largely to (i) revenues from 5,735 towers acquired and 216 towers built since January 1, 2012 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments which increased the related rent to compensate for additional equipment added to our towers.

International site leasing revenues increased $36.0 million for the year ended December 31, 2013, as compared to the prior year, due largely to (i) revenues from 3,401 towers acquired and 467 towers built since January 1, 2012 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments which increased the related rent to compensate for additional equipment added to our towers.

Site development revenue increased $63.9 million for the year ended December 31, 2013, as compared to the prior year, as a result of a higher volume of work performed during the period as compared to the same period last year associated with the deployment of next generation networks by wireless carriers, in particular, Sprint’s Network Vision and T-Mobile modernization initiatives. Site development work mandated to us through our Sprint and T-Mobile master lease amendments contributed to this increased volume.

Operating Profit

Domestic site leasing segment operating profit increased $183.6 million for the year ended December 31, 2013, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since January 1, 2012 as noted above and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments with current tenants which increased the related rent as a result of additional equipment added to our towers in addition to improving control of our site leasing cost of revenue, and the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased $21.5 million for the year ended December 31, 2013, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since January 1, 2012 as noted above and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments with current tenants which increased the related rent as a result of additional equipment added to our towers in addition to improving control of our site leasing cost of revenue, and the positive impact of our ground lease purchase program.

Site development segment operating profit increased $16.9 million for the year ended December 31, 2013,  as compared to the prior year, primarily due to the higher volume of work performed compared to the prior year associated with the deployment of next generation networks by wireless carriers, in particular, the Sprint Network Vision and T-Mobile modernization initiatives.

Selling, General, and Administrative Expenses:

	For the year ended
	December 31,		Dollar	Percentage
	2013	2012	Change	Change

	(in thousands)
Domestic site leasing	$59,320	$48,228	$11,092	23.0%
International site leasing	10,065	7,481	2,584	34.5%
Total site leasing	$69,385	$55,709	$13,676	24.5%
Site development	7,760	8,187	(427)	(5.2%)
Not identified by segment	8,331	8,252	79	1.0%
Total	$85,476	$72,148	$13,328	18.5%

Selling, general, and administrative expenses increased $13.3 million for the year ended December 31, 2013, as compared to the prior year, primarily as a result of an increase in personnel, salaries, benefits, non-cash compensation, and other expenses due in part to our continued portfolio expansion as well as costs incurred in connection with our international expansion.

Acquisition Related Adjustments and Expenses:

	For the year ended
	December 31,		Dollar	Percentage
	2013	2012	Change	Change

	(in thousands)
Domestic site leasing	$6,525	$38,060	$(31,535)	(82.9%)
International site leasing	12,673	2,373	10,300	434.0%
Total	$19,198	$40,433	$(21,235)	(52.5%)

Acquisition related adjustments and expenses decreased $21.2 million for the year ended December 31, 2013, as compared to the prior year, primarily as a result of a decrease in the number of acquisitions. Acquisition related costs incurred during the year ended December 31, 2012 associated with the Mobilitie and TowerCo acquisitions were $30.6 million.

Asset Impairment and Decommission Expenses:

	For the year ended
	December 31,		Dollar	Percentage
	2013	2012	Change	Change

	(in thousands)
Domestic site leasing	$26,478	$4,020	$22,458	558.7%
International site leasing	2,482	2,363	119	5.0%
Total	$28,960	$6,383	$22,577	353.7%

Asset impairment and decommission costs increased $22.6 million for the year ended December 31, 2013, as compared to the prior year, primarily as a result of the write-off of assets and related costs associated with the decommissioning of 248 towers during the year ended December 31, 2013 as compared to the decommissioning of 19 towers during the prior year.

Depreciation, Accretion, and Amortization Expenses:

	For the year ended
	December 31,		Dollar	Percentage
	2013	2012	Change	Change

	(in thousands)
Domestic site leasing	$484,053	$380,190	$103,863	27.3%
International site leasing	44,973	24,786	20,187	81.4%
Total site leasing	$529,026	$404,976	$124,050	30.6%
Site development	2,280	2,118	162	7.6%
Not identified by segment	2,028	1,373	655	47.7%
Total	$533,334	$408,467	$124,867	30.6%

Depreciation, accretion, and amortization expense increased $124.9 million for the year ended December 31, 2013, as compared to the prior year, due to an increase in the number of towers we built and acquired.

Operating Income (Loss):

	For the year ended
	December 31,		Dollar	Percentage
	2013	2012	Change	Change

	(in thousands)
Domestic site leasing	$229,541	$151,844	$77,697	51.2%
International site leasing	(13,869)	(2,202)	(11,667)	529.8%
Total site leasing	$215,672	$149,642	$66,030	44.1%
Site development	24,332	7,129	17,203	241.3%
Not identified by segment	(10,359)	(9,625)	(734)	7.6%
Total	$229,645	$147,146	$82,499	56.1%

Domestic site leasing operating income increased $78.7 million for the year ended December 31, 2013, as compared to the prior year, primarily due to higher segment operating profit and a reduction in acquisition related adjustments and expenses, partially offset by increases in selling, general, and administrative expenses,  depreciation, accretion, and amortization expense, and asset impairment and decommission costs.

International site leasing operating loss increased $11.7 million for the year ended December 31, 2013, as compared to the prior year, primarily due to increases in selling, general, and administrative expenses, acquisition related adjustments and expenses, and depreciation, accretion, and amortization expense, partially offset by higher segment operating profit.

Site development operating income increased $17.2 million for the year ended December 31, 2013, as compared to the prior year, primarily due to higher segment operating profit.

Other Income (Expense):

	For the year ended
	December 31,		Dollar	Percentage
	2013	2012	Change	Change

	(in thousands)
Interest income	$1,794	$1,128	$666	59.0%
Interest expense	(249,051)	(196,241)	(52,810)	26.9%
Non-cash interest expense	(49,085)	(70,110)	21,025	(30.0%)
Amortization of deferred financing fees	(15,560)	(12,870)	(2,690)	20.9%
Loss from extinguishment of debt, net	(6,099)	(51,799)	45,700	(88.2%)
Other income	31,138	5,654	25,484	450.7%
Total	$(286,863)	$(324,238)	$37,375	(11.5%)

Interest expense increased $52.8 million for the year ended December 31, 2013, as compared to the prior year, primarily due to higher average principal amount of cash-interest bearing debt outstanding for the year ended December 31, 2013 compared to the prior year, primarily resulting from the issuance of the 2012-1 and 2012-2 Term Loans, 2012 Tower Securities, 2013 Tower Securities, 5.75% Notes, and 5.625% Notes. These increases were partially offset by the maturity of the 1.875% Notes, the full repayment of the 8.0% Senior Notes, as well as partial prepayments of the 2011 Term Loan, 2012-2 Term Loan, and 8.25% Senior Notes.

Non-cash interest expense decreased $21.0 million for the year ended December 31, 2013, as compared to the prior year primarily as a result of the full repayment of the 1.875% Notes in May of 2013.

Amortization of deferred financing fees increased $2.7 million for the year ended December 31, 2013, as compared to the prior year, primarily resulting from the issuance of the 2012-1 Term Loan, 2012-2 Term Loan, 2012 Tower Securities, 2013 Tower Securities, 5.75% Notes, and 5.625% Notes. These increases were offset by the full redemption of the 8.0% Notes, the partial redemption of the 8.25% Notes, and the settlement of the 1.875% Notes.

Loss from extinguishment of debt decreased $45.7 million for the year ended December 31, 2013,  as compared to the prior year, primarily due to the premium paid on the 8.0% and 8.25% Senior Notes during the second and third quarters of 2012 and the write off of the related debt discount and deferred financing fees as compared to the write off of debt discounts and deferred financing fees associated with the partial repayment of the 2011 and 2012-2 Term Loans in 2013.

Other income increased $25.5 million for the year ended December 31, 2013, as compared to the prior year, primarily due to a $27.3 million gain on the sale of a bankruptcy claim against Lehman Brothers in the third quarter of 2013, as compared to a $4.6 million gain on partial settlement of a bankruptcy claim received during the year ended December 31, 2012.

Net Loss:

	For the year ended
	December 31,		Dollar	Percentage
	2013	2012	Change	Change

	(in thousands)
Net loss	$(55,909)	$(181,390)	$125,481	(69.2%)

Net loss decreased $125.5 million for the year ended December 31, 2013, as compared to the prior year, primarily due to an increase in our total segment operating profit, an increase in other income, and decreases in acquisition related expenses, loss from extinguishment of debt, and non-cash interest expense as compared to the prior year. These items were partially offset by increases in selling, general, and administrative expenses, asset impairment and decommission costs, depreciation, amortization, and accretion, and interest expense.

NON-GAAP FINANCIAL MEASURES

This report contains information regarding a non-GAAP measure, Adjusted EBITDA. We have provided below a description of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure and an explanation as to why management utilizes this measure.

Adjusted EBITDA

We define Adjusted EBITDA as net loss excluding the impact of non-cash straight-line leasing revenue, non-cash straight-line ground lease expense, non-cash compensation, net loss from extinguishment of debt, other income and expenses, acquisition related adjustments and expenses, asset impairment and decommission costs, interest income, interest expenses, depreciation, accretion, and amortization, provision for or benefit from taxes, and income from discontinued operations.

We believe that Adjusted EBITDA is an indicator of the financial performance of our core businesses. Adjusted EBITDA is a component of the calculation that has been used by our lenders to determine compliance with certain covenants under our Senior Credit Agreement and the indentures relating to our 5.625% Notes, 5.75% Notes, and 4.875% Notes. Adjusted EBITDA is not intended to be an alternative measure of operating income or gross profit margin as determined in accordance with GAAP.

	For the year ended December 31,
	2014	2013	2012
	(in thousands)

Net loss	$(24,295)	$(55,909)	$(181,390)
Non-cash straight-line leasing revenue	(56,867)	(65,611)	(52,009)
Non-cash straight-line ground lease expense	36,271	33,621	22,463
Non-cash compensation	22,671	17,205	13,968
Loss from extinguishment of debt, net	26,204	6,099	51,799
Other (income) expense	(10,628)	(31,138)	(5,654)
Acquisition related adjustments and expenses	7,798	19,198	40,433
Asset impairment and decommission costs	23,801	28,960	6,383
Interest income	(677)	(1,794)	(1,128)
Interest expense (1)	337,284	313,696	279,221
Depreciation, accretion, and amortization	627,072	533,334	408,467
Provision (benefit) for taxes (2)	10,120	(493)	7,689
Income from discontinued operations	—	—	(2,296)
Adjusted EBITDA	$998,754	$797,168	$587,946

(1)Interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision for taxes includes $1,485,  $817,  and $1,095 of franchise taxes reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations for the year ended 2014,  2013,  and 2012,  respectively.

Adjusted EBITDA was $998.8 million for the year ended December 31, 2014 as compared to $797.2 million for the year ended December 31, 2013. The increase of $201.6 million is primarily the result of increased segment operating profit from our domestic site leasing, international site leasing, and site development segments offset partially by the increase in our cash selling, general, and administrative expenses. The increase in Adjusted EBITDA includes the negative impact of $1.4 million from fluctuations in foreign currency exchange rates as compared to the prior year.

Adjusted EBITDA was $797.2 million for the year ended December 31, 2013 as compared to $587.9 million for the year ended December 31, 2012. The increase of $209.2 million is primarily the result of increased segment operating profit from our domestic site leasing, international site leasing, and site development segments offset partially by the increase in our cash selling, general, and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

SBA Communications Corporation (“SBAC”) is a holding company with no business operations of its own. SBAC’s only significant asset is the outstanding capital stock of SBA Telecommunications, LLC (“Telecommunications”), which is also a holding company that owns equity interests in entities that directly or indirectly own all of our domestic and international towers and assets. We conduct all of our business operations through Telecommunications’ subsidiaries. Accordingly, our only source of cash to pay our obligations, other than financings, is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flow generated by these subsidiaries.

A summary of our cash flows is as follows:

	For the year ended December 31,
	2014	2013	2012

	(in thousands)
Summary cash flow information
Cash provided by operating activities	$671,643	$497,587	$340,914
Cash used in investing activities	(1,760,127)	(817,198)	(2,269,120)
Cash provided by financing activities	991,838	210,837	2,110,481
Increase (decrease) in cash and cash equivalents	(96,646)	(108,774)	182,275
Effect of exchange rate changes on cash and cash equivalents	13,977	(2,213)	1,212
Cash provided by discontinued operations from operating activities	—	—	2,296
Cash and cash equivalents, beginning of year	122,112	233,099	47,316
Cash and cash equivalents, end of year	$39,443	$122,112	$233,099

Operating Activities

Cash provided by operating activities was $671.6 million for the year ended December 31, 2014 as compared to $497.6 million for the year ended December 31, 2013. This increase was primarily due to an increase in segment operating profit from domestic site leasing, international site leasing, and site development operating segments, partially offset by increased selling, general, and administrative expenses, increased cash interest payments relating to the higher average amount of cash-interest bearing debt outstanding for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the year ended
	December 31,
	2014	2013	2012
	(in thousands)
Acquisitions (1)	$1,540,258	$628,423	$2,205,859
Construction and related costs on new tower builds	92,207	77,427	76,552
Augmentation and tower upgrades	72,329	47,970	24,427
Ground lease buyouts (2)	44,964	48,956	46,865
Purchase/refurbishment of headquarters building	19,471	24,516	—
Tower maintenance	20,047	12,909	8,562
General corporate	7,197	6,071	3,724
Total cash capital expenditures	$1,796,473	$846,272	$2,365,989

(1)Included in our cash capital expenditures for the year ended December 31, 2013 is $175.9 million related to our acquisition of 800 towers from Vivo in the fourth quarter of 2012.

(2)Excludes $10.8 million, $9.1 million, and $9.7 million spent to extend ground lease terms for the years ended December 31, 2014,  2013, and 2012, respectively.

Subsequent to December 31, 2014, we acquired 45 towers and related assets for $35.7 million in cash.

During fiscal year 2015, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $30.0 million to $40.0 million and discretionary cash capital expenditures, based on current acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $509.0 million to $529.0 million as well as potential, additional tower acquisitions not yet under contract. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

During the first quarter of 2014, our subsidiary, SBA Senior Finance II, obtained a new senior secured term loan with an initial aggregate principal amount of $1.5 billion (the “2014 Term Loan”). Net proceeds from the 2014 Term Loan were used to (1) repay in full the remaining $180.5 million balance of the 2011 Term Loan, (2) repay in full the remaining $110.0 million balance of the 2012-2 Term Loan, (3) repay the $390.0 million outstanding balance under our Revolving Credit Facility, and (4) pay the cash consideration in connection with the Oi S.A. acquisition which closed on March 31, 2014. The remaining net proceeds were used for general corporate purposes.

During the year ended December 31, 2014, holders of the 4.0% Notes converted $499.9 million in principal which was settled for $499.7 million in cash and 11.7 million shares of our Class A common stock. Concurrently with the settlement of our conversion obligation, we settled the convertible note hedges receiving 11.7 million shares of our Class A common stock. As a result, our outstanding share count was not impacted by the conversion of these notes.  The remaining $38,000 aggregate principal amount of 4.0% Notes that was not converted matured on October 1, 2014 and was settled in cash at principal plus accrued interest.

During the year ended December 31, 2014, we paid $885.0 million to early settle approximately 87% of the original warrants sold in connection with the issuance of the 4.0% Notes, representing approximately 14.4 million underlying shares of Class A common stock, originally scheduled to mature in the first quarter of 2015. Subsequent to December 31, 2014, we settled additional outstanding warrants for $82.7 million, representing approximately 1.2 million underlying shares. As of March 2, 2015, we have approximately 5% of the original warrants still outstanding representing approximately 0.9 million underlying shares, which mature over the balance of the first quarter of 2015 and will be settled by April 2, 2015.

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

On October 15, 2014, we, through our existing SBA Tower Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C (collectively the “2014 Tower Securities”). Net proceeds from this offering were used to prepay in full $680.0 million of 2010-1Tower Securities and to repay the $300.0 million outstanding balance under the Revolving Credit Facility which had been drawn in order to partially repay the 4.0% Notes due October 1, 2014. The remaining net proceeds were used for general corporate purposes.

During the year ended December 31, 2014, we borrowed $700.0 million and repaid $790.0 million under the Revolving Credit Facility, resulting in an outstanding balance on the Revolving Credit Facility at year-end of $125.0 million. As of December 31, 2014, the availability under the Revolving Credit Facility was $645.0 million, subject to compliance with specified financial ratios and satisfaction of other customary conditions to borrowing. As discussed further below under the Senior Credit Agreement, we entered into an amendment on February 5, 2015 to, among other things, increase the availability under our Revolving Credit Facility from $770.0 million to $1.0 billion.

During the year ended December 31, 2014, we did not repurchase any shares of our Class A common stock under our stock repurchase program. As of December 31, 2014, we had a remaining authorization to repurchase $150.0 million of Class A common stock under our current $300.0 million stock repurchase program.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the year ended December 31, 2014, we did not issue any shares of Class A common stock under this registration statement. As of December 31, 2014, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

On February 27, 2012, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. For the year ended December 31, 2012, we issued 6,005,000 shares of our Class A common stock under the automatic shelf registration statement and the prospectus supplement related thereto. No shares were issued in 2013 or 2014.

Debt Instruments and Debt Service Requirements

Senior Credit Agreement

On February 7, 2014, SBA Senior Finance II entered into a Second Amended and Restated Credit Agreement with several banks and other financial institutions or entities from time to time parties to the Second Amended and Restated Credit Agreement to, among other things, incur the 2014 Term Loan and amend certain terms of the existing senior credit agreement (as amended, the “Senior Credit Agreement”).

Terms of the Senior Credit Agreement

The Senior Credit Agreement, as amended, requires SBA Senior Finance II to maintain specific financial ratios, including (1) a ratio of Consolidated Total Debt to Annualized Borrower EBITDA not to exceed 6.5 times for any fiscal quarter, (2) a ratio of Consolidated Total Debt and Net Hedge Exposure (calculated in accordance with the Senior Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 6.5 times for 30 consecutive days and (3) a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (calculated in accordance with the Senior Credit Agreement) of not less than 2.0 times for any fiscal quarter. The Senior Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of SBA Senior Finance II and its subsidiaries to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions, merge or consolidate, make certain restricted payments, enter into transactions with affiliates, and engage in certain asset dispositions, including a sale of all or substantially all of their property. As of December 31, 2014, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement. The Senior Credit Agreement is also subject to customary events of default. Pursuant to the Second Amended and Restated Guarantee and Collateral Agreement, amounts borrowed under the Revolving Credit Facility, the Term Loans and certain hedging transactions that may be entered into by SBA Senior Finance II or the Subsidiary Guarantors (as defined in the Senior Credit Agreement) with lenders or their affiliates are secured by a first lien on the membership interests of SBA Telecommunications, LLC, SBA Senior Finance, LLC and SBA Senior Finance II and on substantially all of the assets (other than leasehold, easement and fee interests in real property) of SBA Senior Finance II and the Subsidiary Guarantors.

The Senior Credit Agreement, as amended, permits SBA Senior Finance II, without the consent of the other lenders, to request that one or more lenders provide SBA Senior Finance II with increases in the Revolving Credit Facility or additional term loans provided that after giving effect to the proposed increase in Revolving Credit Facility commitments or incremental term loans the ratio of Consolidated Total Debt to Annualized Borrower EBITDA would not exceed 6.5 times. SBA Senior Finance II’s ability to request such increases in the Revolving Credit Facility or additional term loans is subject to its compliance with customary conditions set forth in the Senior Credit Agreement including compliance, on a pro forma basis, with the financial covenants and ratios set forth therein and, with respect to any additional term loan, an increase in the margin on existing term loans to the extent required by the terms of the Senior Credit Agreement. Upon SBA Senior Finance II’s request, each lender may decide, in its sole discretion, whether to increase all or a portion of its Revolving Credit Facility commitment or whether to provide SBA Senior Finance II with additional term loans and, if so, upon what terms.

Revolving Credit Facility under the Senior Credit Agreement

On February 5, 2015, SBA Senior Finance II entered into the 2015 Revolving Refinancing Amendment with several banks and other financial institutions or entities from time to time parties to the Senior Credit Agreement to, among other things, (i) increase the availability under our Revolving Credit Facility from $770.0 million to $1.0 billion, (ii) extend the maturity date of the Revolving Credit Facility to February 5, 2020, (iii) provide for the ability to borrow in U.S. dollars and certain designated foreign currencies, and (iv) lower the applicable interest rate margins and commitment fees under the Revolving Credit Facility.

As amended, the Revolving Credit Facility consists of a revolving loan under which up to $1.0 billion aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing.  Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (i) the Eurodollar Rate plus a margin that ranges from 137.5 basis points to 200.0 basis points or (ii) the Base Rate plus a margin that ranges from 37.5 basis points to 100.0 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement.  In addition, SBA Senior Finance II is required to pay a commitment fee of 0.25% per annum on the amount of unused commitment.  If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, February 5, 2020.  The proceeds available under the Revolving Credit Facility may be used for general corporate purposes.  SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period.

During the year ended December 31, 2014, we borrowed $700.0 million and repaid $790.0 million of the outstanding balance under the Revolving Credit Facility. As of December 31, 2014, the amount outstanding of $125.0 million was accruing interest at an average rate of 2.541%. The availability under the Revolving Credit Facility was $645.0 million at December 31, 2014, subject to compliance with specified financial ratios and satisfaction of other customary conditions to borrowing.

As of March 2, 2015, the amount outstanding under the Revolving Credit Facility was $200.0 million. The availability under the Revolving Credit Facility was $800.0 million at March 2, 2015, subject to compliance with specified financial ratios and satisfaction of other customary conditions to borrowing.

Term Loans under the Senior Credit Agreement

2011 Term Loan

On February 7, 2014, we repaid the entire $180.5 million outstanding principal balance of the 2011 Term Loan. The 2011 Term Loan accrued interest at SBA Senior Finance II’s election at either the Base Rate plus a margin of 175 basis points (with a base rate floor of 2%) or Eurodollar Rate plus a margin of 275 basis points (with a Eurodollar Rate floor of 1%). As of December 31, 2013, the 2011 Term Loan was accruing interest at 3.75%.

2012-1 Term Loan

The 2012-1 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $200.0 million that matures on May 9, 2017. The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of December 31, 2014, the 2012-1 Term Loan was accruing interest at 2.67% per annum. Principal payments on the 2012-1 Term Loan commenced on September 30, 2012 and are being made in quarterly installments on the last day of each March, June, September and December, in an amount equal to $2.5 million for each of the first eight quarters, $3.75 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-1 Term Loan without premium or penalty. To the extent not previously repaid, the 2012-1 Term Loan will be due and payable on the maturity date. The 2012-1 Term Loan was issued at par. We incurred deferred financing fees of $2.7 million in relation to this transaction which are being amortized through the maturity date.

During the year ended December 31, 2014, we repaid $12.5 million of principal on the 2012-1 Term Loan. As of December 31, 2014, the 2012-1 Term Loan had a principal balance of $172.5 million.

2012-2 Term Loan

On February 7, 2014, we repaid the entire $110.0 million outstanding principal balance of the 2012-2 Term Loan. The 2012-2 Term Loan accrued interest at SBA Senior Finance II’s election at either the Base Rate plus a margin of 175 basis points (with a base rate floor of 2%) or Eurodollar Rate plus a margin of 275 basis points (with a Eurodollar Rate floor of 1%). As of December 31, 2013, the 2012-2 Term Loan was accruing interest at 3.75%.

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021. The 2014 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of December 31, 2014, the 2014 Term Loan was accruing interest at 3.25% per annum. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.75 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. We incurred deferred financing fees of approximately $12.9 million to date in relation to this transaction which are being amortized through the maturity date.

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

During the year ended December 31, 2014, we repaid $7.5 million of principal on the 2014 Term Loan. As of December 31, 2014, the 2014 Term Loan had a principal balance of $1.5 billion.

Secured Tower Revenue Securities

Tower Revenue Securities Terms

The mortgage loan underlying the 2010 Tower Securities, 2012 Tower Securities, 2013 Tower Securities, and 2014 Tower Securities (together the “Tower Securities”) will be paid from the operating cash flows from the aggregate 9,659 tower sites owned by the Borrowers. The mortgage loan is secured by (i) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (ii) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (iii) the Borrowers’ rights under certain tenant leases, and (iv) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary, is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (i) within nine months (in the case of the components corresponding to the 2010 Tower Securities), twelve months (in the case of the component corresponding to the 2012 Tower Securities, Secured Tower Revenue Securities Series 2013-1C, Secured Tower Revenue Securities Series 2013-1D, and Secured Tower Revenue Securities Series 2014-1C), or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C and Secured Tower Revenue Securities Series 2014-2C) of the anticipated repayment date of such mortgage loan component, (ii) with proceeds received as a result of any condemnation or casualty of any tower owned by the Borrowers or (iii) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of the Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the excess, if any, of (1) the present value associated with the portion of the principal balance being prepaid, calculated in accordance with the formula set forth in the mortgage loan agreement, on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date within nine months (in the case of the components corresponding to the 2010 Tower Securities), twelve months (in the case of the component corresponding to the 2012 Tower Securities, Secured Tower Revenue Securities Series 2013-1C, Secured Tower Revenue Securities Series 2013-1D, and Secured Tower Revenue Securities Series 2014-1C), or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C and Secured Tower Revenue Securities Series 2014-2C) of the anticipated repayment date of such mortgage loan component over (2) that portion of the principal balance of such class prepaid on the date of such prepayment.

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

Pursuant to the terms of the Tower Securities, all rents and other sums due on any of the towers owned by the Borrowers are directly deposited by the lessees into a controlled deposit account and are held by the indenture trustee. The monies held by the indenture trustee after the release date are classified as restricted cash on the Consolidated Balance Sheets (see Note 4). However, if the Debt Service Coverage Ratio, defined as the net cash flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers are required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30x or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the Debt Service Coverage Ratio exceeds 1.30x for two consecutive calendar quarters. If the Debt Service Coverage Ratio falls below 1.15x as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the Debt Service Coverage Ratio exceeds 1.15x for a calendar quarter. In addition, if either the 2010-2 Tower Securities, 2012 Tower Securities, 2013 Tower Securities, or the 2014 Tower Securities are not fully repaid by their respective anticipated repayment dates, the cash flow from the towers owned by the Borrowers will be trapped by the trustee for the Tower Securities and applied first to repay the interest, at the original interest rates, on the mortgage loan components underlying the Tower Securities, second to fund all reserve accounts and operating expenses associated with those towers, third to pay the management fees due to SBA Network Management, Inc., fourth to repay principal of the Tower Securities and fifth to repay the additional interest discussed above. The mortgage loan agreement, as amended, also includes covenants customary for mortgage loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. As of December 31, 2014, the Borrowers met the required Debt Service Coverage Ratio as set forth in the mortgage loan agreement and were in compliance with all other covenants.

2010 Tower Securities

On April 16, 2010, we, through a New York common law trust (the “Trust”), issued $680.0 million of 2010-1 Tower Securities and $550.0 million of 2010-2 Tower Securities (together the “2010 Tower Securities”). The 2010-1 Tower Securities had an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The anticipated repayment date and the final maturity date for the 2010–1 Tower Securities were April 15, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010–2 Tower Securities are April 17, 2017 and April 15, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers (as defined below). We incurred deferred financing fees of $18.0 million in relation to this transaction which were being amortized through the anticipated repayment date of each of the 2010 Tower Securities.

On October 15, 2014, we repaid in full the 2010-1 Tower Securities with proceeds from the 2014 Tower Securities (defined below). In connection with the prepayment, we expensed $1.1 million of net deferred financing fees.

2012 Tower Securities

On August 9, 2012, we, through the Trust, issued $610.0 million of Secured Tower Revenue Securities Series 2012 (the “2012 Tower Securities”) which have an anticipated repayment date of December 15, 2017 and a final maturity date of December 15, 2042. The fixed interest rate of the 2012 Tower Securities is 2.933% per annum, payable monthly. We incurred deferred financing fees of $14.9 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2012 Tower Securities.

2013 Tower Securities

On April 18, 2013, we, through the Trust, issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C which have an anticipated repayment date of April 17, 2018 and a final maturity date of April 17, 2043, $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C which have an anticipated repayment date of April 17, 2023 and a final maturity date of April 17, 2048, and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D which have an anticipated repayment date of April 17, 2018 and a final maturity date of April 17, 2043 (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities have a blended interest rate of 3.218% and a weighted average life through the anticipated repayment date of 7.2 years. We incurred deferred financing fees of $25.5 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2013 Tower Securities.

2014 Tower Securities

On October 15, 2014, we, through the Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C which have an anticipated repayment date and a final maturity date of October 15, 2019 and October 17, 2044 , respectively, and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C which have an anticipated repayment date and a final maturity date of October 15, 2024 and October 15, 2049 , respectively, (collectively the “2014 Tower Securities”). The aggregate $1.54 billion of 2014 Tower Securities have a blended interest rate of 3.289% and a weighted average life through the anticipated repayment date of 7.0 years. Net proceeds from this offering were used to prepay in full $680.0 million of the 2010-1 Tower Securities and to repay the $300.0 million outstanding balance under the Revolving Credit Facility which had been drawn in order to partially repay the 4.0% Notes. The remaining net proceeds were used for general corporate purposes. We have incurred deferred financing fees in the aggregate of $21.8 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2014 Tower Securities.

In connection with the issuance of the 2014 Tower Securities, SBA Properties, LLC, SBA Sites, LLC, SBA Structures, LLC, SBA Infrastructure, LLC, SBA Monarch Towers III, LLC, SBA 2012 TC Assets PR, LLC, SBA 2012 TC Assets, LLC, SBA Towers IV, LLC, SBA Monarch Towers I, LLC, SBA Towers USVI, Inc., SBA Towers VII, LLC and SBA GC Towers, LLC (collectively, the “Borrowers”), each an indirect subsidiary of SBAC, and Midland Loan Services, a division of PNC Bank, National Association, as servicer, on behalf of the Trustee entered into the Second Amended and Restated Loan and Security Agreement pursuant to which, among other things, (i) the existing Amended and Restated Loan and Security Agreement was amended and restated, (ii) the outstanding principal amount of the mortgage loan was increased by a net of $860 million (after giving effect to the repayment of the 2010-1 Tower Securities), as described above), and (iii) the Borrowers became jointly and severally liable for the aggregate $4.03 billion borrowed under the mortgage loan corresponding to the 2010-2 Tower Securities, 2012 Tower Securities, 2013 Tower Securities, and the newly issued 2014 Tower Securities.

4.0% Convertible Senior Notes due 2014

On April 24, 2009, we issued $500.0 million of 4.0% Convertible Senior Notes (“4.0% Notes”) in a private placement transaction. Interest was payable semi-annually on April 1 and October 1.

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

During the year ended December 31, 2014, holders of the 4.0% Notes converted $499.9 million in principal which was settled for $499.7 million in cash and 11.7 million shares of our Class A common stock. Concurrently with the settlement of our conversion obligation, we settled the convertible note hedges receiving 11.7 million shares of our Class A common stock. As a result, our outstanding share count was not impacted by the conversion of these notes.  The remaining $38,000 aggregate principal amount of 4.0% Notes that was not converted matured on October 1, 2014 and was settled in cash at principal plus accrued interest.

During the year ended December 31, 2014, we paid $885.0 million to early settle approximately 87% of the original warrants sold in connection with the issuance of the 4.0% Notes, representing approximately 14.4 million underlying shares of Class A common stock, originally scheduled to mature in the first quarter of 2015. Subsequent to December 31, 2014, we settled additional outstanding warrants for $82.7 million, representing approximately 1.2 million underlying shares. As of March 2, 2015, we have approximately 5% of the original warrants still outstanding representing approximately 0.9 million underlying shares, which will mature over the balance of the first quarter of 2015 and be settled by April 2, 2015.

Senior Notes

8.25% Senior Notes

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

The 5.75% Notes are subject to redemption in whole or in part on or after July 15, 2016 at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to July 15, 2015, Telecommunications may at its option redeem up to 35% of the aggregate principal amount of the 5.75% Notes originally issued at a redemption price of 105.75% of the principal amount of the 5.75% Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. If redeemed during the twelve-month period beginning on July 15, 2016, July 15, 2017, or July 15, 2018 through maturity, the redemption price will be 102.875%, 101.438%, and 100.000%, respectively, of the principal amount of the 5.75% Notes to be redeemed on the redemption date plus accrued and unpaid interest.

SBAC is a holding company with no business operations of its own and its only significant asset is the outstanding capital stock of Telecommunications. Telecommunications is 100% owned by SBAC.  SBAC has fully and unconditionally guaranteed the Senior Notes issued by Telecommunications.

5.625% Senior Notes

On September 28, 2012, we issued $500.0 million of unsecured senior notes (the “5.625% Notes”) due October 1, 2019. The 5.625% Notes accrue interest at a rate of 5.625% per annum and were issued at par. Interest on the 5.625% Notes is due semi-annually on October 1 and April 1 of each year beginning on April 1, 2013. We have incurred deferred financing fees of $8.6 million in relation to this transaction which are being amortized through the maturity date. We used the proceeds from the issuance of the 5.625% Notes to pay a portion of the cash consideration in the TowerCo II Holdings LLC acquisition.

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

4.875% Senior Notes

On July 1, 2014, we issued $750.0 million of unsecured senior notes due July 15, 2022 (the “4.875% Notes”). The 4.875% Notes accrue interest at a rate of 4.875% per annum and were issued at 99.178% of par value. Interest on the 4.875% Notes is due semi-annually on January 15 and July 15 of each year beginning January 15, 2015. We incurred deferred financing fees of $11.5 million in relation to this transaction which are being amortized through the maturity date. Net proceeds from the 4.875% Notes were used to (i) redeem all of the 8.25% Notes due 2019 including the associated call premium for $253.0 million and (ii) pay the conversion obligations with respect to approximately $121.0 million aggregate principal amount of our 4.0% Notes. All remaining net proceeds were used for general corporate purposes.

In connection with the issuance of the 4.875% Notes, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with J.P. Morgan Securities LLC, as representative of the Initial Purchasers. Pursuant to the terms of the Registration Rights Agreement, we agreed to use our reasonable best efforts to file and have declared effective a registration statement with respect to an offer to exchange the 4.875% Notes for new notes registered under the Securities Act, and complete the exchange offer on or prior to June 26, 2015. If we fail to consummate the exchange by this date, we will be obligated to pay additional interest of 0.25% per annum for the first 90-day period and an additional 0.25% per annum with respect to each subsequent 90-day period thereafter, until our registration obligations are fulfilled, up to a maximum of 1.00% per annum.

The 4.875% Notes are subject to redemption in whole or in part on or after July 15, 2017 at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to July 15, 2017, we may at our option redeem up to 35% of the aggregate principal amount of the 4.875% Notes originally issued at a redemption price of 104.875% of the principal amount of the 4.875% Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. If redeemed during the twelve-month period beginning on July 15, 2017, July 15, 2018, July 15, 2019, or July 15, 2020 until maturity, the redemption price will be 103.656%, 102.438%, 101.219% and 100.000%, respectively, of the principal amount of the 4.875% Notes to be redeemed on the redemption date plus accrued and unpaid interest.

Indentures Governing Senior Notes

The Indentures governing the Senior Notes contain customary covenants, subject to a number of exceptions and qualifications, including restrictions on the ability of SBAC and Telecommunications to (1) incur additional indebtedness unless the Consolidated

Indebtedness to Annualized Consolidated Adjusted EBITDA Ratio (as defined in the Indenture), pro forma for the additional indebtedness does not exceed, with respect to any fiscal quarter, 9.5x for SBAC and 7.5x for Telecommunications, (2) merge, consolidate or sell assets, (3) make restricted payments, including dividends or other distributions, (4) enter into transactions with affiliates, and (5) enter into sale and leaseback transactions and restrictions on the ability of the Restricted Subsidiaries of SBAC and Telecommunications (as defined in the Indentures) to incur liens securing indebtedness.

BNDES Loans

During 2013, we assumed several loans valued at $5.0 million as part of an acquisition in Brazil (the “BNDES Loans”). In April 2014, we repaid in full the $6.3 million outstanding balance of the BNDES Loans. The BNDES Loans had interest rates ranging from 2.5% to 6.5%.

Debt Service

As of December 31, 2014, we believe that our cash on hand, capacity available under our Revolving Credit Facility, and our cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months based on the amounts outstanding as of December 31, 2014 and the interest rates accruing on those amounts on such date (in thousands):

5.625% Senior Notes due 2019	$28,125
5.750% Senior Notes due 2020	46,000
4.875% Senior Notes due 2022	36,563
5.101% Secured Tower Revenue Securities Series 2010-2	28,230
2.933% Secured Tower Revenue Securities Series 2012	18,085
2.240% Secured Tower Revenue Securities Series 2013-1C	9,655
3.722% Secured Tower Revenue Securities Series 2013-2C	21,584
3.598% Secured Tower Revenue Securities Series 2013-1D	11,978
2.898% Secured Tower Revenue Securities Series 2014-1C	26,954
3.869% Secured Tower Revenue Securities Series 2014-2C	24,185
Revolving Credit Facility (1)	5,595
2012-1 Term Loan A	21,947
2014 Term Loan B	63,323
Total debt service for next 12 months (2)	$342,224

(1)

Prior to February 5, 2015, the Revolving Credit Agreement required SBA Senior Finance II to pay a commitment fee of 0.375% to 0.5%, depending on Borrower leverage, per annum on the amount of unused commitment. As amended February 5, 2015, the Revolving Credit Agreement reduced the commitment fee to 0.25% per annum on the amount of unused commitment.  Furthermore, the amended Revolving Credit Agreement reduced the interest rate on borrowings between 0.375% and 0.5% depending on Borrower leverage. The amount above does not factor in the reduced commitment fee or interest rate.

(2)	Total debt service excludes amounts necessary to settle the remaining 2.1 million warrants as of December 31, 2014 scheduled to settle during the first and second quarters of 2015.

Inflation

The impact of inflation on our operations has not been significant to date. However, we cannot assure you that a high rate of inflation in the future will not adversely affect our operating results particularly in light of the fact that our site leasing revenues are governed by long-term contracts with pre-determined pricing that we will not be able to increase in response to increases in inflation other than our contracts in Brazil which have inflationary index based rental escalators.

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual commitments as of December 31, 2014:

	2015	2016	2017	2018	2019

	(in thousands)
Debt	$32,500	$35,000	$1,435,000	$770,000	$1,435,000
Interest payments (1)	309,724	308,727	280,017	236,700	217,065
Operating leases	135,563	136,675	138,640	140,209	140,620
Capital leases	1,652	975	499	148	—
Employment agreements	1,950	700	700	—	—
Total contractual obligations	$481,389	$482,077	$1,854,856	$1,147,057	$1,792,685

(1)Represents interest payments based on the 2010-2 Tower Securities interest rate of 5.1010%, the 2012 Tower Securities interest rate of 2.933%, the 2013-1C Tower Securities interest rate of 2.240%, the 2013-2C Tower Securities interest rate of 3.722%, the 2013-1D Tower Securities interest rate of 3.598%, the 2014-1C Tower Securities interest rate of 2.898%, the 2014-2C Tower Securities interest rate of 3.869%, $50.0 million of the Revolving Credit Facility interest rate of 2.535% as of December 31, 2014, $75.0 million of the Revolving Credit Facility interest rate of 2.545% as of December 31, 2014, 2012-1 Term Loan at an interest rate of 2.67% as of December 31, 2014, the 2014 Term Loan at an interest rate of 3.25% as of December 31, 2014, and the Senior Notes interest rates of 5.625%, 5.750%. and 4.875%.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of December 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value

Debt:	(in thousands)
5.625% Senior Notes due 2019	$—	$—	$—	$—	$500,000	$—	$500,000	$511,250
5.750% Senior Notes due 2020	—	—	—	—	—	800,000	800,000	816,000
4.875% Senior Notes due 2022	—	—	—	—	—	750,000	750,000	721,875
5.101% 2010-2 Tower
Securities (1)	—	—	550,000	—	—	—	550,000	576,901
2.933% 2012 Tower
Securities (1)	—	—	610,000	—	—	—	610,000	620,175
2.240% 2013-1C Tower
Securities (1)	—	—	—	425,000	—	—	425,000	420,776
3.722% 2013-2C Tower
Securities (1)	—	—	—	—	—	575,000	575,000	584,344
3.598% 2013-1D Tower
Securities (1)	—	—	—	330,000	—	—	330,000	330,551
2.898% 2014-1C Tower
Securities (1)	—	—	—	—	920,000	—	920,000	920,515
3.869% 2014-2C Tower
Securities (1)	—	—	—	—	—	620,000	620,000	629,474
Revolving Credit Facility (2)	—	—	125,000	—	—	—	125,000	125,000
2012-1 Term Loan	17,500	20,000	135,000	—	—	—	172,500	171,422
2014 Term Loan	15,000	15,000	15,000	15,000	15,000	1,417,500	1,492,500	1,458,919
Total debt obligation	$32,500	$35,000	$1,435,000	$770,000	$1,435,000	$4,162,500	$7,870,000	$7,887,202

(1)The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 17, 2017 and April 15, 2042, respectively.

The anticipated repayment date and the final maturity date for the 2012 Tower Securities is December 15, 2017 and December 15, 2042, respectively.

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

The anticipated repayment date and the final maturity date for the 2014-1C Tower Securities is October 15, 2019 and October 17, 2044, respectively.

The anticipated repayment date and the final maturity date for the 2014-2C Tower Securities is October 15, 2024 and October 15, 2049, respectively.

(2)On February 5, 2015, the maturity date of the Revolving Credit Facility was extended to February 5, 2020.

Our current primary market risk exposure is interest rate risk relating to (1) our ability to refinance our debt at commercially reasonable rates, if at all, (2) interest rate risk relating to the impact of interest rate movements on our 2012-1 Term Loan and 2014 Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis. In addition, in connection with our remaining outstanding warrants sold in connection with our convertible notes, we are subject to market risk associated with the market price of our common stock.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil, Canada, Costa Rica, Guatemala, and Nicaragua. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil and Canada, we receive significantly all of our revenue and pay significantly all of our operating expenses in local currency. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the year ended December 31, 2014, approximately 9.8% of our revenues and approximately 11.1% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Real from the quoted foreign currency exchange rates at December 31, 2014. As of December 31, 2014, the analysis indicated that such an adverse movement would have caused our revenues and operating results to fluctuate by less than 1% for the year ended December 31, 2014.

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

•our expectation that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements and the rate of such growth, on an organic basis, in our domestic and international segments;

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

•our intent to grow our tower portfolio, domestically and internationally, and our expectations regarding the pace of such growth;

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

•our intended use of our liquidity;

•our expectations regarding our annual debt service in 2015 and thereafter, and our belief that our cash on hand, cash flows from operations for the next twelve months and availability under our Revolving Credit Facility will be sufficient to service our outstanding debt during the next twelve months;

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

Financial statements and supplementary data are on pages F-1 through F-40.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2014, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of SBAC; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of SBAC are being made only in accordance with authorizations of management and directors of SBAC; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SBAC’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of SBAC’s internal control over financial reporting as of December 31, 2014 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that SBAC’s internal control over financial reporting was effective as of December 31, 2014 based on the criteria in Internal Control – Integrated Framework (2013 Framework) issued by COSO.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SBA Communications Corporation and Subsidiaries

We have audited SBA Communications Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). SBA Communications Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SBA Communications Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014 of SBA Communications Corporation and Subsidiaries and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Boca Raton, Florida

March 2, 2015

ITEM 9B. OTHER INFORMATION

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(e) On October 30, 2014, we entered into an employment agreement with Jeffrey A. Stoops, our President and Chief Executive Officer. The agreement replaces his existing employment agreement entered into with him on July 1, 2011, which would have expired on December 31, 2014. The new employment agreement provides for Mr. Stoops to serve in his present position and expires on December 31, 2017.

Pursuant to the employment agreement, Mr. Stoops will receive an annual base salary of $700,000, which may be increased by the Board of Directors. In addition, Mr. Stoops will receive an annual bonus based on achievement of performance criteria established by the Compensation Committee of the Board of Directors. Mr. Stoops is eligible to receive a target bonus of 125% of base salary for 2014, and in subsequent years, the Compensation Committee will set Mr. Stoops’ target bonus, which may be greater or less than 125% of Mr. Stoops’ base salary for that year.

The employment agreement provides that upon termination of Mr. Stoops’ employment without cause, or Mr. Stoops’ resignation for good reason, Mr. Stoops is entitled to receive (i) an amount equal to the Applicable Multiple (as defined below) times the sum of his: (a) base salary for the year in which the termination or resignation occurs, (b) Reference Bonus (as defined below) and (c) Reference Benefits Value (as defined below), and (ii) a pro rata portion of the bonus for the year in which the termination or resignation occurs. The severance payments will be paid in a lump sum on the first business day of the third calendar month following the calendar month in which the termination or resignation is effective.

The Applicable Multiple means two, in the event the termination occurs prior to a change in control, and three, in the event the termination occurs on or after a change in control. Reference Benefits Value means the greater of (1) $33,560 and (2) the value of all medical, dental, health, life, and other fringe benefit plans for the year in which the termination or resignation occurs. Reference Bonus means the greater of (i) 75% of Mr. Stoops’ target bonus for the year in which the termination or resignation occurs and (ii) 100% of the bonus for the year immediately preceding the year in which the termination or resignation occurred.

Upon a change in control, the agreement is automatically extended for three years. The employment agreement provides for noncompetition, noninterference, non-disparagement and nondisclosure covenants. Mr. Stoops’ severance payment is subject to his execution of a full release and waiver of claims against us.

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

The remaining items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed on or before April 30, 2015.

ITEM 11. EXECUTIVE COMPENSATION

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed on or before April 30, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed on or before April 30, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed on or before April 30, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed on or before April 30, 2015.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this Annual Report on Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

Incorporated by Reference
Exhibit Nb.	Exhibit Description	Form	Period Covered or Date of Filing
2.1

Purchase and Sale Agreement, dated February 18, 2012, by and among SBA Communications Corporation, Monarch Towers Acquisition, LLC, Mobilitie Investments, LLC, Mobilitie Investments II, LLC, MPGJ-I, LLC, MPMA-I, LLC, MPGJ-II, LLC, and the Sellers identified on the signature pages thereto.

		8-K	02/27/12
2.2	Agreement and Plan of Merger, dated June 25, 2012, by and among SBA Communications Corporation, SBA 2012 Acquisition, LLC, TowerCo II Holdings LLC and TowerCo III Holdings LLC.	8-K	06/28/12
3.4	Fourth Amended and Restated Articles of Incorporation, as Amended, of SBA Communications Corporation.	S-4 (333-166966)	05/19/10
3.5A	Amended and Restated Bylaws of SBA Communications Corporation, effective as of January 16, 2012.	8-K	02/01/12
4.15A	Form of Senior Indenture.	S-3ASR (333-179737)	02/27/12
4.16A	Form of Subordinated Indenture.	S-3ASR (333-179737)	02/27/12
4.17	Indenture, dated July 24, 2009, between SBA Communications Corporation and U.S. Bank National Association.	10-Q	Quarter ended June 30, 2009
4.18	Form of 8.000% Senior Notes due 2016 (included in Exhibit 4.17).	10-Q	Quarter ended June 30, 2009

4.19	Form of 8.250% Senior Notes due 2019 (included in Exhibit 4.17).	10-Q	Quarter ended June 30, 2009
4.20	Indenture, dated July 13, 2012, between SBA Telecommunications, Inc., SBA Communications Corporation and U.S. Bank National Association.	8-K	07/16/12
4.21	Form of 5.75% Senior Notes due 2020 (included in Exhibit 4.20).	8-K	07/16/12
4.22	Indenture, dated as of September 28, 2012, between SBA Communications Corporation and U.S. Bank National Association.	8-K	09/28/12
4.23	Form of 5.625% Senior Notes due 2019 (included in Exhibit 4.22).	8-K	09/28/12
4.24	Indenture, dated July 1, 2014, between SBA Communications Corporation and U.S. Bank National Association.	8-K	07/01/14
4.25	Form of 4.875% Senior Notes due 2022 (included in Exhibit 4.24).	8-K	07/01/14
10.1	SBA Communications Corporation Registration Rights Agreement dated as of March 5, 1997, among the Company, Steven E. Bernstein, Ronald G. Bizick, II and Robert Grobstein.	S-4 (333-50219)	04/15/98
10.2	Purchase Agreement, dated July 26, 2012, among SBA Senior Finance, LLC, Deutsche Bank Trust Company Americas, as trustee, and the several initial purchasers listed on Schedule I thereto.	10-Q	Quarter ended September 30, 2012
10.3

2015 Revolving Refinancing Amendment, dated as of February 5, 2015, among SBA Senior Finance II, as borrower, the several lenders from time to time parties thereto, and Toronto Dominion (Texas) LLC, as administrative agent.*

10.4	Purchase Agreement, dated April 4, 2013, among SBA Senior Finance, LLC, Deutsche Bank Trust Company Americas, as trustee, and the several initial purchasers listed on Schedule I thereto.	8-K	04/23/13
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

		8-K	02/13/14
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

		8-K	02/13/14
10.9	Purchase Agreement, dated June 17, 2014, among SBA Communications Corporation, U.S. Bank National Association, as trustee, and the several initial purchasers listed on Schedule I thereto.	8-K	06/23/14

10.10	Registration Rights Agreement, dated July 1, 2014, among SBA Communications Corporation and the several initial purchasers listed on Schedule I thereto.	8-K	07/01/14
10.11	Purchase Agreement, dated October 7, 2014, among SBA Senior Finance, LLC, Deutsche Bank Trust Company, as trustee, and several initial purchasers listed on Schedule I thereto.	8-K	10/10/14
10.12

Second Amended and Restated Loan and Security Agreement, dated as of October 15, 2014, among SBA Properties, LLC, SBA Sites, LLC, SBA Structures, LLC, SBA Infrastructure, LLC, SBA Monarch Towers III, LLC, SBA 2012 TC Assets PR, LLC, SBA 2012 TC Assets, LLC, SBA Towers IV, LLC, SBA Monarch Towers I, LLC, SBA Towers USVI, Inc., SBA GC Towers, LLC, SBA Towers VII, LLC and any Additional Borrower or Borrowers that may become a party thereto and Midland Loan Services, as Servicer on behalf of Deutsche Bank Trust Company Americas, as Trustee.

		10-Q	Quarter ended September 30, 2014
10.33	2001 Equity Participation Plan as Amended and Restated on May 16, 2002.†	DEF 14A	04/16/02
10.35F	Employment Agreement, dated October 30, 2014, between SBA Communications Corporation and Jeffrey A. Stoops.†*
10.50	Management Agreement, dated as of November 18, 2005, by and among SBA Properties, Inc., SBA Network Management, Inc. and SBA Senior Finance, Inc.	10-K	Year ended December 31, 2005
10.57C	Amended and Restated Employment Agreement, dated as of July 30, 2012, between SBA Communications Corporation and Kurt L. Bagwell.†	10-Q	Quarter ended June 30, 2012
10.58C	Amended and Restated Employment Agreement, dated as of July 30, 2012, between SBA Communications Corporation and Thomas P. Hunt.†	10-Q	Quarter ended June 30, 2012
10.60

Joinder and Amendment to Management Agreement, dated November 6, 2006, by and among SBA Properties, Inc., SBA Towers, Inc., SBA Puerto Rico, Inc., SBA Sites, Inc., SBA Towers USVI, Inc., and SBA Structures, Inc., and SBA Network Management, Inc., and SBA Senior Finance, Inc.

		10-K	Year ended December 31, 2006
10.75A	SBA Communications Corporation 2008 Employee Stock Purchase Plan, as amended on May 4, 2011.†	10-Q	Quarter ended June 30, 2011
10.76	Form of Indemnification Agreement dated January 15, 2009 between SBA Communications Corporation and its directors and certain officers.	10-K	Year ended December 31, 2008
10.79

Form of Convertible Bond Hedge Transaction Agreement entered into by SBA Communications Corporation with each of Citibank, N.A., Barclays Bank PLC, Deutsche Bank AG, London Branch, JP Morgan Chase Bank, National Association and Wachovia Capital Markets, LLC.

		10-Q	Quarter ended March 31, 2009
10.80

Form of Issuer Warrant Transaction Letter Agreement entered into by SBA Communications Corporation with each of Citibank, N.A., Barclays Bank PLC, Deutsche Bank AG, London Branch, JP Morgan Chase Bank, National Association and Wachovia Capital Markets, LLC.

		10-Q	Quarter ended March 31, 2009
10.85B	Amended and Restated Employment Agreement, dated as of July 30, 2012, between SBA Communications Corporation and Brendan T. Cavanagh.†	10-Q	Quarter ended June 30, 2012

10.89	SBA Communications Corporation 2010 Performance and Equity Incentive Plan.†	S-8 (333-166969)	05/20/10
10.92

Credit Agreement, dated as of April 2, 2012, among SBA Monarch Acquisition, LLC (formerly known as Monarch Towers Acquisition, LLC), as borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Barclays Bank PLC, as joint lead arrangers and bookrunners.

		8-K	04/02/12
10.93

Guarantee and Collateral Agreement, dated as of April 2, 2012, among SBA Telecommunications, Inc., SBA Monarch Acquisition, LLC (formerly known as Monarch Towers Acquisition, LLC) and certain of its subsidiaries, in favor of JPMorgan Chase Bank, N.A., as administrative agent.

		8-K	04/02/12
10.96

Purchase Agreement, dated July 10, 2012, among SBA Communications Corporation, SBA Telecommunications, Inc. and J.P. Morgan Securities LLC, as representative of the several initial purchasers listed on Schedule 1 thereto.

		8-K	07/16/12
10.97

Registration Rights Agreement, dated July 13, 2012, among SBA Communications Corporation, SBA Telecommunications, Inc. and J.P. Morgan Securities LLC, as representative of the several initial purchasers listed on Schedule 2 thereto.

		8-K	07/16/12
10.98	Purchase Agreement, dated September 20, 2012, between SBA Communications Corporation and J.P. Morgan Securities LLC, as representative of the several initial purchasers listed on Schedule 1 thereto.	8-K	09/26/12
10.99

Registration Rights Agreement, dated September 28, 2012, between SBA Communications Corporation and J.P. Morgan Securities LLC, as representative of the several initial purchasers listed on Schedule 2 thereto.

		8-K	09/28/12
21	Subsidiaries.*
23.1	Consent of Ernst & Young LLP.*
31.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Jeffrey A. Stoops, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Brendan T. Cavanagh, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
______________

† Management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBA COMMUNICATIONS CORPORATION

By:	/s/ Jeffrey A. Stoops

Jeffrey A. Stoops Chief Executive Officer and President

Date:	March 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven E. Bernstein	Chairman of the Board of Directors	March 2, 2015
Steven E. Bernstein

/s/ Jeffrey A. Stoops	Chief Executive Officer and President	March 2, 2015
Jeffrey A. Stoops	(Principal Executive Officer)

/s/ Brendan T. Cavanagh	Chief Financial Officer and Executive Vice President	March 2, 2015
Brendan T. Cavanagh	(Principal Financial Officer)

/s/ Brian D. Lazarus	Chief Accounting Officer and Senior Vice President	March 2, 2015
Brian D. Lazarus	(Principal Accounting Officer)

/s/ Brian C. Carr	Director	March 2, 2015
Brian C. Carr

/s/ Duncan H. Cocroft	Director	March 2, 2015
Duncan H. Cocroft

/s/ George R. Krouse Jr.	Director	March 2, 2015
George R. Krouse Jr.

/s/ Jack Langer	Director	March 2, 2015
Jack Langer

/s/ Kevin L. Beebe	Director	March 2, 2015
Kevin L. Beebe

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of SBA Communications Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of SBA Communications Corporation and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SBA Communications Corporation and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SBA Communications Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida

March 2, 2015

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$39,443	$122,112
Restricted cash	52,519	47,305
Short-term investments	5,549	5,446
Accounts receivable, net of allowance of $889 and $686
at December 31, 2014 and December 31, 2013, respectively	104,268	71,339
Costs and estimated earnings in excess of billings on uncompleted contracts	30,078	27,864
Prepaid expenses and other current assets	95,031	69,586
Total current assets	326,888	343,652
Property and equipment, net	2,762,417	2,578,444
Intangible assets, net	4,189,540	3,387,198
Deferred financing fees, net	95,237	73,042
Other assets	467,043	400,852
Total assets	$7,841,125	$6,783,188

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$42,851	$24,302
Accrued expenses	65,553	86,131
Current maturities of long-term debt	32,500	481,886
Deferred revenue	120,047	94,658
Accrued interest	53,178	46,689
Other current liabilities	16,921	14,007
Total current liabilities	331,050	747,673
Long-term liabilities:
Long-term debt	7,828,299	5,394,721
Other long-term liabilities	342,576	283,828
Total long-term liabilities	8,170,875	5,678,549

Shareholders' (deficit) equity:
Preferred stock - par value $.01, 30,000 shares authorized, no shares issued
or outstanding	—	—
Common stock - Class A, par value $.01, 400,000 shares authorized, 129,134 and
128,432 shares issued and outstanding at December 31, 2014 and
December 31, 2013, respectively	1,291	1,284
Additional paid-in capital	2,062,775	2,907,446
Accumulated deficit	(2,542,380)	(2,518,085)
Accumulated other comprehensive loss, net	(182,486)	(33,679)
Total shareholders' (deficit) equity	(660,800)	356,966
Total liabilities and shareholders' (deficit) equity	$7,841,125	$6,783,188

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the year ended December 31,
	2014	2013	2012
Revenues:
Site leasing	$1,360,202	$1,133,013	$846,094
Site development	166,794	171,853	107,990
Total revenues	1,526,996	1,304,866	954,084
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion, and
amortization shown below):
Cost of site leasing	301,313	270,772	188,951
Cost of site development	127,172	137,481	90,556
Selling, general, and administrative	103,317	85,476	72,148
Acquisition related adjustments and expenses	7,798	19,198	40,433
Asset impairment and decommission costs	23,801	28,960	6,383
Depreciation, accretion, and amortization	627,072	533,334	408,467
Total operating expenses	1,190,473	1,075,221	806,938
Operating income	336,523	229,645	147,146
Other income (expense):
Interest income	677	1,794	1,128
Interest expense	(292,600)	(249,051)	(196,241)
Non-cash interest expense	(27,112)	(49,085)	(70,110)
Amortization of deferred financing fees	(17,572)	(15,560)	(12,870)
Loss from extinguishment of debt, net	(26,204)	(6,099)	(51,799)
Other income, net	10,628	31,138	5,654
Total other expense, net	(352,183)	(286,863)	(324,238)
Loss before provision for income taxes	(15,660)	(57,218)	(177,092)
(Provision) benefit for income taxes	(8,635)	1,309	(6,594)
Net loss from continuing operations	(24,295)	(55,909)	(183,686)
Income from discontinued operations, net of income taxes	—	—	2,296
Net loss	(24,295)	(55,909)	(181,390)
Net loss attributable to the noncontrolling interest	—	—	353
Net loss attributable to SBA Communications Corporation	$(24,295)	$(55,909)	$(181,037)
Basic and diluted per common share amounts:
Loss from continuing operations	$(0.19)	$(0.44)	$(1.53)
Income from discontinued operations	—	—	0.02
Net loss per common share	$(0.19)	$(0.44)	$(1.51)
Basic and diluted weighted average number of common shares	128,919	127,769	120,280

The accompanying notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED December 31, 2014,  2013 AND 2012

(in thousands)

	For the year ended December 31,
	2014	2013	2012
Net loss from continuing operations	$(24,295)	$(55,909)	$(183,686)
Income from discontinued operations, net of taxes	—	—	2,296
Foreign currency translation adjustments	(148,807)	(36,470)	2,306
Comprehensive loss	(173,102)	(92,379)	(179,084)
Comprehensive loss attributable to noncontrolling interest	—	—	353
Comprehensive loss attributable to SBA Communications Corporation	$(173,102)	$(92,379)	$(178,731)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED December 31, 2014,  2013 AND 2012

(in thousands)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Total

BALANCE, December 31, 2011	109,675	$1,097	$2,268,244	$(2,281,139)	$485	$(11,313)
Net loss attributable to SBA Communications	—	—	—	(181,037)	—	(181,037)
Common stock issued in connection with
stock option plans/restriction lapse	1,414	14	31,138	—	—	31,152
Non-cash stock compensation	—	—	14,202	—	—	14,202
Equity component related to repurchase of
convertible debt	—	—	(41,569)	—	—	(41,569)
Common stock issued in connection with
acquisitions	9,839	98	555,280	—	—	555,378
Proceeds from sale of common stock	6,005	60	283,812	—	—	283,872
Foreign currency translation adjustments	—	—	—	—	2,306	2,306
BALANCE, December 31, 2012	126,933	1,269	3,111,107	(2,462,176)	2,791	652,991
Net loss attributable to SBA Communications	—	—	—	(55,909)	—	(55,909)
Common stock issued in connection with
stock purchase/option plans	740	7	10,198	—	—	10,205
Non-cash stock compensation	—	—	17,422	—	—	17,422
Adjustment associated with the acquisition
of noncontrolling interest	—	—	5,703	—	—	5,703
Settlement of convertible notes	439	4	(321,925)	—	—	(321,921)
Settlement of convertible note hedges	(82)	—	182,856	—	—	182,856
Settlement of common stock warrants	402	4	(97,915)	—	—	(97,911)
Foreign currency translation adjustments	—	—	—	—	(36,470)	(36,470)
BALANCE, December 31, 2013	128,432	1,284	2,907,446	(2,518,085)	(33,679)	356,966
Net loss attributable to SBA Communications	—	—	—	(24,295)	—	(24,295)
Common stock issued in connection with
stock purchase/option plans	696	7	7,741	—	—	7,748
Non-cash stock compensation	—	—	22,999	—	—	22,999
Settlement of convertible notes	11,742	117	9,450	—	—	9,567
Settlement of convertible note hedges	(11,737)	(117)	124	—	—	7
Settlement of common stock warrants	1	—	(884,985)	—	—	(884,985)
Foreign currency translation adjustments	—	—	—	—	(148,807)	(148,807)
BALANCE, December 31, 2014	129,134	$1,291	$2,062,775	$(2,542,380)	$(182,486)	$(660,800)

The accompanying notes are an integral part of these consolidated financial statements

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For the year ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,295)	$(55,909)	$(181,390)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	—	—	(2,296)
Depreciation, accretion, and amortization	627,072	533,334	408,467
Non-cash interest expense	27,112	49,085	70,110
Deferred income tax (benefit) expense	530	(6,642)	1,360
Non-cash asset impairment and decommission costs	18,384	23,819	6,383
Non-cash compensation expense	22,671	17,205	13,968
Amortization of deferred financing fees	17,572	15,560	12,870
Loss from extinguishment of debt, net	26,204	6,099	51,799
Other non-cash items reflected in the Statements of Operations	(14,776)	(29,780)	(4,525)
Changes in operating assets and liabilities, net of acquisitions:
AR and costs and est. earnings in excess of billings on uncompleted contracts, net	(36,245)	(29,097)	(18,804)
Prepaid expenses and other assets	(64,882)	(81,458)	(82,759)
Accounts payable and accrued expenses	5,475	7,711	21,341
Other liabilities	66,821	47,660	44,390
Net cash provided by operating activities	671,643	497,587	340,914
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(1,585,222)	(677,379)	(2,252,724)
Capital expenditures	(211,251)	(168,893)	(113,265)
Other investing activities	36,346	29,074	96,869
Net cash used in investing activities	(1,760,127)	(817,198)	(2,269,120)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	700,000	340,000	584,000
Repayments under Revolving Credit Facility	(790,000)	(225,000)	(484,000)
Repayment of Term Loans	(310,500)	(512,000)	(10,000)
Proceeds from Term Loans, net of fees	1,483,337	—	493,107
Payments on settlement of convertible debt	(499,721)	(794,997)	(107,493)
Proceeds from settlement of convertible note hedges	7	182,855	—
Payments for settlement of common stock warrants	(884,985)	(97,912)	—
Payment for the redemption of 8.0% Notes and 8.25% Notes	(253,805)	—	(542,203)
Proceeds from 5.625%, 5.75%, and 4.875% Senior Notes, net of fees	732,325	—	1,277,729
Proceeds from issuance of Tower Securities	1,518,229	1,304,665	596,083
Repayment of 2010 Tower Securities	(680,000)	—	—
Proceeds from sale of common stock, net of fees	—	—	283,872
Proceeds from Mobilitie Bridge Loan, net of fees	—	—	395,000
Repayment of Mobilitie Bridge Loan	—	—	(400,000)
Other financing activities	(23,049)	13,226	24,386
Net cash provided by financing activities	991,838	210,837	2,110,481
Effect of exchange rate changes on cash and cash equivalents	13,977	(2,213)	1,212
Net cash provided by discontinued operations:
Operating Activities	—	—	2,296
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(82,669)	(110,987)	185,783
CASH AND CASH EQUIVALENTS:
Beginning of year	122,112	233,099	47,316
End of year	$39,443	$122,112	$233,099

(continued)

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2014	2013	2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$278,359	$244,123	$182,474
Income taxes	$7,525	$6,645	$5,304

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH
ACTIVITIES:
Assets acquired through capital leases	$1,290	$1,239	$2,509
Issuance of stock for acquisitions	$—	$—	$555,378
Issuance of stock for conversion of debt, hedges, and warrants	$229	$18,159	$—
Promissory note received in connection with disposition of DAS assets	$—	$—	$25,000
Deferred payment on Brazil acquired assets	$—	$—	$175,890

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.GENERAL

SBA Communications Corporation (the “Company” or “SBAC”) was incorporated in the State of Florida in March 1997. The Company is a holding company that holds all of the outstanding capital stock of SBA Telecommunications, LLC (formerly known as SBA Telecommunications, Inc.) (“Telecommunications”). Telecommunications is a holding company that holds the outstanding capital stock of SBA Senior Finance, LLC (formerly known as SBA Senior Finance, Inc.) (“SBA Senior Finance”), SBA Towers V, LLC (“SBA Towers V”), and SBA Towers VI, LLC (“SBA Towers VI”), operating subsidiaries which are not a party to any loan agreement. SBA Senior Finance is a holding company that holds, directly or indirectly, the equity interest in certain subsidiaries that issued the Tower Securities (see Note 13) and certain subsidiaries that were not involved in the issuance of the Tower Securities. With respect to the subsidiaries involved in the issuance of the Tower Securities, SBA Senior Finance is the sole member of SBA Holdings, LLC and SBA Depositor, LLC. SBA Holdings, LLC is the sole member of SBA Guarantor, LLC. SBA Guarantor, LLC directly or indirectly holds all of the capital stock of the companies referred to as the “Borrowers” under the Tower Securities. With respect to subsidiaries not involved in the issuance of the Tower Securities, SBA Senior Finance holds all of the membership interests in SBA Senior Finance II, LLC (“SBA Senior Finance II”) and certain non-operating subsidiaries. SBA Senior Finance II holds, directly or indirectly, all the capital stock of the International subsidiaries, and certain other tower companies (known as “Tower Companies”). SBA Senior Finance II also holds, directly or indirectly, all the capital stock and/or membership interests of certain other subsidiaries involved in providing services, including SBA Network Services, LLC (formerly known as SBA Network Services, Inc.) (“Network Services”) as well as SBA Network Management, Inc. (“Network Management”) which manages and administers the operations of the Borrowers.

As of December 31, 2014, the Company owned and operated wireless towers in the United States and its territories. In addition, the Company owned towers in Brazil, Canada, Costa Rica, El Salvador, Guatemala, Nicaragua, and Panama. Space on these towers is leased primarily to wireless service providers. As of December 31, 2014, the Company owned and operated 24,292 towers.

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

The Company accounts for its investments in privately held companies under the cost method as it does not exert significant influence. During the year ended December 31, 2014, the Company sold an investment with a carrying value of $8.4 million for $20.9 million which is reflected in Net cash used in investing activities on the Consolidated Statements of Cash Flows and recorded a gain of $12.5 million which is reflected in Other income, net in the accompanying Consolidated Statement of Operations. The aggregate carrying value of the Company’s cost-method investments was approximately $43.3 million and $51.7 million as of December 31, 2014 and 2013, respectively, and is classified within other assets on the Company’s consolidated balance sheets.

The Company evaluates its cost-method investments for impairment at least annually. The Company determines the fair value of its cost-method investments by considering available evidence, including general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing. The Company measures and records its cost-method investments at fair value when they are deemed to be other-than-temporarily impaired. The Company did not recognize any impairment loss associated with its cost-method investments during the years ended December 31, 2014, 2013, and 2012.

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

Property and Equipment

Property and equipment are recorded at cost or at estimated fair value (in the case of acquired properties), adjusted for asset impairment and estimated asset retirement obligations. Costs for self-constructed towers include direct materials and labor, indirect costs and capitalized interest. Approximately $0.3 million, $0.1 million, and $0.3 million of interest cost was capitalized in 2014,  2013 and 2012, respectively.

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

Deferred Lease Costs

The Company defers certain initial direct costs associated with the origination of tenant leases and lease amendments and amortizes these costs over the initial lease term or over the lease term remaining if related to a lease amendment. Such deferred costs were approximately $12.4 million, $12.8 million, and $10.2 million in 2014, 2013, and 2012, respectively. Amortization expense was $6.8 million, $5.5 million, and $4.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in cost of site leasing on the accompanying Consolidated Statements of Operations. As of December 31, 2014 and 2013, unamortized deferred lease costs were $28.5 million and $22.9 million, respectively, and are included in other assets on the accompanying Consolidated Balance Sheets.

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

The Company records an impairment charge when the Company believes an investment in towers or related assets has been impaired, such that future undiscounted cash flows would not recover the then current carrying value of the investment in the tower and related intangible. If the future undiscounted cash flows are lower than the carrying value of the investment in the tower and related intangible, the Company calculates future discounted cash flows and compares those amounts to the carrying value. The Company records an impairment charge for any amounts lower than the carrying value. Estimates and assumptions inherent in the impairment evaluation include, but are not limited to, general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. In addition, the Company makes certain assumptions in determining an asset’s fair value for the purpose of calculating the amount of an impairment charge. The Company recorded asset impairment and decommission costs of  $23.8 million, $29.0 million, and $6.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, which includes the write off of $16.8 million and $23.1 million in carrying value of decommissioned communication sites and the incurrence of other third party decommission costs, related to its long-lived assets and intangibles for the years ended December 31, 2014 and 2013, respectively.  There were no write offs for decommissioned towers or the incurrence of other third party decommission costs, related to its long-lived assets and intangibles for the year ended December 31, 2012.

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

Site development projects in which the Company performs consulting services include contracts on a time and materials basis or a fixed price basis. Time and materials based contracts are billed at contractual rates as the services are rendered. For those site development contracts in which the Company performs work on a fixed price basis, site development billing (and revenue recognition) is based on the completion of agreed upon phases of the project on a per site basis. Upon the completion of each phase on a per site basis, the Company recognizes the revenue related to that phase. Site development projects generally take from 3 to 12 months to complete. Amounts billed in advance (collected or uncollected) are recorded as deferred revenue on the Company’s Consolidated Balance Sheets.

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

The following is a rollforward of the allowance for doubtful accounts:

	For the year ended December 31,
	2014	2013	2012

	(in thousands)
Beginning balance	$686	$246	$135
Provision for doubtful accounts	338	770	330
Write-offs, net of recoveries	(135)	(330)	(219)
Ending balance	$889	$686	$246

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

Income Taxes

The Company had taxable income for the year ended December 31, 2014 and utilized net operating loss carry-forwards. For the years ended December 31, 2013 and 2012, the Company had taxable losses and generated net operating loss carry-forwards. The majority of these net operating loss carry-forwards are fully reserved as management believes it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the losses. The U.S. tax losses generated in tax years 1999 through 2013 remain subject to adjustment and tax years 2011 through 2013 are open to examination by the major jurisdictions in which the Company operates.

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

The asset retirement obligation at December 31, 2014 and 2013 was $5.9 million and $5.3 million, respectively, and is included in other long-term liabilities on the Consolidated Balance Sheets. Upon settlement of the obligations, any difference between the cost to retire an asset and the recorded liability is recorded in the Consolidated Statements of Operations as a gain or loss. In determining the measurement of the asset retirement obligations, the Company considered the nature and scope of the contractual restoration obligations contained in the Company’s third party ground leases, the historical retirement experience as an indicator of future restoration probabilities, intent in renewing existing ground leases through lease termination dates, current and future value and timing of estimated restoration costs and the credit adjusted risk-free rate used to discount future obligations.

The following summarizes the activity of the asset retirement obligation liability:

	For the year ended December 31,
	2014	2013	2012

	(in thousands)
Beginning balance	$5,312	$7,506	$5,386
Additions	599	597	2,261
Currency translation adjustment	(161)	(42)	1
Accretion expense	446	512	333
Removal	(188)	(407)	(334)
Revision in estimates	(152)	(2,854)	(141)
Ending balance	$5,856	$5,312	$7,506

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net income (loss) and other foreign currency adjustments.

Foreign Currency Translation

All assets and liabilities of foreign subsidiaries that do not utilize the United States dollar as its functional currency are translated at period-end rates of exchange, while revenues and expenses are translated at monthly weighted average rates of exchange for the year. Unrealized translation gains and losses are reported as foreign currency translation adjustments through accumulated other comprehensive loss in shareholders’ equity.

Reclassifications

Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting. The assets and liabilities acquired are recorded at fair market value at the date of each acquisition and the results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions. The Company continues to evaluate all acquisitions for a period not to exceed one year after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed as a result of information available at the acquisition date. The intangible assets represent the value associated with the current leases at the acquisition date (“Current contract intangibles”) and future tenant leases anticipated to be added to the towers (“Network location intangibles”) and were calculated using the discounted values of the current or future expected cash flows. The intangible assets are estimated to have a useful life consistent with the useful life of the related tower assets, which is typically 15 years.

In connection with certain acquisitions, the Company may agree to pay additional consideration (or earnouts) in cash or stock in certain acquisitions if the communication sites or businesses that are acquired meet or exceed certain performance targets over a period of one to three years after they have been acquired. The Company accrues for contingent consideration in connection with acquisitions at fair value as of the date of the acquisition. All subsequent changes in fair value of contingent consideration are recorded through Consolidated Statements of Operations.

Intercompany Loans

On November 25, 2014, two wholly owned subsidiaries of the Company, Brazil Shareholder I, LLC, a Florida limited liability company, and SBA Torres Brasil, Limitada, a limitada existing under the laws of the Republic of Brazil, entered into an intercompany loan agreement where from time to time the entities may agree to lend/borrow amounts up to $750.0 million. On November 25, 2014, $455.8 million was borrowed under this agreement.

In accordance with ASC 830, the Company remeasures foreign denominated intercompany loans with the corresponding change in the balance being recorded in Other income, net in the Consolidated Statements of Operations. For the year ended December 31, 2014, the Company recorded a $23.0 million foreign exchange loss on the remeasurement of intercompany loans.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") released updated guidance regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This guidance is effective for the Company as of January 1, 2017. This guidance is required to be applied (1) retrospectively to each prior reporting period presented, or (2) with the cumulative effect being recognized at the date of initial application. The Company is evaluating the guidance including the impact on its consolidated financial statements.

3.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnouts related to acquisitions are measured at fair value on a recurring basis using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company determines the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value, using a discounted probability-weighted approach using Level 3 inputs. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation if the performance targets contained in various acquisition agreements were met was $15.1 million and $30.1 million as of December 31, 2014 and 2013, respectively, which the Company recorded in accrued expenses on its Consolidated Balance Sheets. Changes in estimate are recorded in acquisition related adjustments and expenses in the accompanying Consolidated Statement of Operations. The maximum potential obligation related to the performance targets was $23.1 million and $42.1 million as of December 31, 2014 and 2013, respectively.

The following summarizes the activity of the accrued earnouts:

	2014	2013

	(in thousands)
Beginning balance, December 31, 2013 and 2012 , respectively	$30,063	$9,840
Additions	11,048	31,704
Payments	(18,724)	(9,324)
Change in estimate	(7,310)	(1,585)
Foreign currency translation adjustments	9	(572)
Ending balance, December 31,	$15,086	$30,063

Items Measured at Fair Value on a Nonrecurring Basis— The Company’s acquired long-lived assets, intangibles, and asset retirement obligations are measured at fair value on a nonrecurring basis using Level 3 inputs. When assessing if these assets are impaired, the Company considers many factors and makes certain assumptions when making this assessment, including but not limited to: general market and economic conditions, historical operating results, geographic location, lease-up potential and expected timing of lease-up. The fair value of the long-lived assets, intangibles, and asset retirement obligations is calculated using a discounted cash flow model. During the years ended December 31, 2014 and 2013, the Company recognized asset impairment and decommission costs of $23.8 million and $29.0 million, respectively. The asset impairment and decommission costs include the write off of $16.8 million and $23.1 million in carrying value of decommissioned towers and other third party decommission costs incurred related to the Company’s long-lived assets and intangibles for the years ended December 31, 2014 and 2013, respectively. These write offs result from the Company’s analysis that the future cash flows from certain towers would not recover the carrying value of the investment in those towers. There were no write offs for decommissioned towers and other third party decommission costs, related to its long-lived assets and intangibles for the year ended December 31, 2012.  Asset impairment and decommission costs for all periods presented and the related impaired assets relate to the Company’s site leasing operating segment.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. Short-term investments consisted of $5.3 million and $5.2 million in certificate of deposits, as of December 31, 2014 and 2013, respectively. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of December 31, 2014, the carrying value and fair value of the held-to-maturity investments, including current portion, were $1.0 million and $1.1 million, respectively. As of December 31, 2013, the carrying value and fair value of the held-to-maturity investments, including current portion, was $1.1 million and $1.3 million, respectively.

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

	As of December 31, 2014			As of December 31, 2013
	Fair Value	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value

	(in thousands)
4.000% Convertible Senior Notes due 2014	$—	$—	$—	$1,479,859	$499,944	$468,394
8.250% Senior Notes due 2019	—	—	—	262,031	243,750	242,387
5.625% Senior Notes due 2019	511,250	500,000	500,000	514,375	500,000	500,000
5.750% Senior Notes due 2020	816,000	800,000	800,000	832,000	800,000	800,000
4.875% Senior Notes due 2022	721,875	750,000	744,150	—	—	—
4.254% 2010-1 Tower Securities	—	—	—	689,717	680,000	680,000
5.101% 2010-2 Tower Securities	576,901	550,000	550,000	586,586	550,000	550,000
2.933% 2012 Tower Securities	620,175	610,000	610,000	604,736	610,000	610,000
2.240% 2013-1C Tower Securities	420,776	425,000	425,000	408,442	425,000	425,000
3.722% 2013-2C Tower Securities	584,344	575,000	575,000	530,098	575,000	575,000
3.598% 2013-1D Tower Securities	330,551	330,000	330,000	318,856	330,000	330,000
2.898% 2014-1C Tower Securities	920,515	920,000	920,000	—	—	—
3.869% 2014-2C Tower Securities	629,474	620,000	620,000	—	—	—
Revolving Credit Facility	125,000	125,000	125,000	215,000	215,000	215,000
2011 Term Loan	—	—	—	180,980	180,529	180,234
2012-1 Term Loan	171,422	172,500	172,500	184,538	185,000	185,000
2012-2 Term Loan	—	—	—	110,383	109,971	109,745
2014 Term Loan	1,458,919	1,492,500	1,489,149	—	—	—
BNDES Loans	—	—	—	5,847	5,847	5,847
Totals	$7,887,202	$7,870,000	$7,860,799	$6,923,448	$5,910,041	$5,876,607

4.RESTRICTED CASH

Restricted cash consists of the following:

	As of	As of
	December 31, 2014	December 31, 2013	Included on Balance Sheet

	(in thousands)
Securitization escrow accounts	$52,117	$46,364	Restricted cash - current asset
Payment and performance bonds	402	941	Restricted cash - current asset
Surety bonds and workers compensation	5,934	8,991	Other assets - noncurrent
Total restricted cash	$58,453	$56,296

Pursuant to the terms of the Tower Securities (see Note 13), the Company is required to establish a securitization escrow account, held by the indenture trustee, into which all rents and other sums due on the towers that secure the Tower Securities are directly deposited by the lessees. These restricted cash amounts are used to fund reserve accounts for the payment of (1) debt service costs, (2) ground rents, real estate and personal property taxes and insurance premiums related to towers, (3) trustee and servicing expenses, (4) management fees, and (5) to reserve a portion of advance rents from tenants. The restricted cash in the securitization escrow account in excess of required reserve balances is subsequently released to the Borrowers (as defined in Note 13) monthly, provided that the Borrowers are in compliance with their debt service coverage ratio and that no event of default has occurred. All monies held by the indenture trustee are classified as restricted cash on the Company’s Consolidated Balance Sheets.

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily related to the Company’s tower removal obligations. As of December 31, 2014, the Company had $38.3 million in surety, payment and performance bonds for which it is only required to post $1.7 million in collateral. As of December 31, 2013, the Company had $42.0 million in surety, payment and performance bonds for which it is only required to post $6.1 million in collateral. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of December 31, 2014 and 2013, the Company had also pledged $2.6 million and $2.3 million, respectively, as collateral related to its workers compensation policy. Restricted cash for surety bonds and workers compensation are included in other assets on the Company’s Consolidated Balance Sheets.

5.OTHER ASSETS

The Company’s other assets are comprised of the following:

	As of	As of
	December 31, 2014	December 31, 2013

	(in thousands)
Restricted cash	$5,934	$8,991
Long-term investments	44,095	52,801
Prepaid land rent	134,148	119,047
Straight-line rent receivable	230,384	179,292
Other	52,482	40,721
Total other assets	$467,043	$400,852

6.ACQUISITIONS

Oi S.A. Acquisitions

On March 31, 2014, the Company acquired 2,007 towers in Brazil from Oi S.A. for an aggregate purchase price of $673.9 million in cash. The preliminary estimate of the fair value of the assets acquired and liabilities assumed relating to the Oi S.A. acquisition is summarized below (in thousands):

Property and equipment	$103,586
Intangible assets	570,312
Net assets acquired	$673,898

For the year ended December 31, 2014, total revenue for this acquisition was $60.7 million.

On December 1, 2014, the Company acquired 1,641 towers in Brazil from Oi S.A. for an aggregate purchase price of $463.2 million in cash. The preliminary estimate of the fair value of the assets acquired and liabilities assumed relating to the Oi S.A. acquisition is summarized below (in thousands):

Property and equipment	$62,957
Intangible assets	400,205
Net assets acquired	$463,162

For the year ended December 31, 2014, total revenue for this acquisition was $4.8 million.

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

Other Acquisitions

During the year ended December 31, 2014, in addition to the Oi S.A. acquisitions, the Company acquired 382 completed towers and related assets and liabilities for $403.2 million in cash. During the year ended December 31, 2013, in addition to the Oi S.A. acquisition, the Company acquired 389 completed towers and related assets and liabilities for $311.4 million in cash.  The Company evaluates all acquisitions after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met.

Summary of Acquisitions

The following table summarizes the Company’s acquisition activity:

	For the year ended December 31,
	2014	2013	2012
Tower acquisitions (number of towers)	4,030	2,502	6,630

The following table summarizes the Company’s cash acquisition capital expenditures:

	For the year ended December 31,
	2014	2013	2012
	(in thousands)
Towers and related intangible assets (1)	$1,540,258	$628,423	$2,205,859
Ground lease buyouts (2)	44,964	48,956	46,865
Total cash acquisition capital expenditures	$1,585,222	$677,379	$2,252,724

(1)

Total acquisition capital expenditures for the year ended December 31, 2013, included $175.9 million related to an acquisition in Brazil which closed in the fourth quarter of 2012 and funded on January 4, 2013.

(2)

In addition, the Company paid $10.8 million, $9.1 million, and $9.7 million for ground lease extensions during the years ending 2014,  2013, and 2012, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheet.

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

Subsequent to December 31, 2014, the Company acquired 45 towers and related assets for $35.7 million in cash.

Foreign Currency Forward Contract

On March 26, 2014, the Company settled  two foreign currency contracts entered into during the quarter with an aggregate notional amount of R$1,525.0 million in order to hedge the purchase price of the Oi S.A. acquisition in Brazil, which closed on March 31, 2014. During the first quarter, the Company realized a gain of $17.9 million related to these foreign currency forward contracts which is included in other income in the accompanying Consolidated Statement of Operations and Net cash used in investing activities on the Consolidated Statements of Cash Flows.

On September 29, 2014, the Company executed put and call option contracts settling on November 25, 2014 which created  a “costless collar” based on the cost to purchase $1.17 billion Brazilian Reais with US Dollars. The options were intended to limit exposure to movements in the related exchange rates and were entered into in contemplation of the purchase of the Oi S.A. acquisition that closed on December 1, 2014. These options created a floor price for the purchase of Brazilian Reais of 2.4 and a ceiling price of 2.5665.  Since the closing price was within the floor and ceiling price, no gain or loss was realized.

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

The key components of discontinued operations were as follows:

	For the year ended December 31,
	2014	2013	2012

	(in thousands)
Site leasing revenue	$—	$—	$5,046
Income from discontinued operations, net of taxes	—	—	2,296

8.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of December 31, 2014			As of December 31, 2013
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$4,090,129	$(891,374)	$3,198,755	$3,154,616	$(649,861)	$2,504,755
Network location intangibles	1,402,704	(411,919)	990,785	1,209,142	(326,699)	882,443
Intangible assets, net	$5,492,833	$(1,303,293)	$4,189,540	$4,363,758	$(976,560)	$3,387,198

All intangible assets noted above are included in the Company’s site leasing segment. The Company amortizes its intangible assets using the straight-line method over 15 years. Amortization expense relating to the intangible assets above was $338.4 million, $266.6 million, and $188.7 million for the years ended December 31, 2014,  2013 and 2012, respectively.

Estimated amortization expense on the Company’s intangibles assets is as follows:

For the year ended December 31,	(in thousands)

2015	$367,089
2016	365,980
2017	365,980
2018	365,875
2019	365,519

9.PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of	As of
	December 31, 2014	December 31, 2013

	(in thousands)
Towers and related components	$4,194,375	$3,821,482
Construction-in-process	35,855	24,275
Furniture, equipment, and vehicles	51,832	40,274
Land, buildings, and improvements	426,974	364,830
Total property and equipment	4,709,036	4,250,861
Less: accumulated depreciation	(1,946,619)	(1,672,417)
Property and equipment, net	$2,762,417	$2,578,444

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s operations. Depreciation expense was $287.8 million, $266.1 million, and $219.5 million for the years ended December 31, 2014,  2013, and 2012, respectively. At December 31, 2014 and 2013, non-cash capital expenditures that are included in accounts payable and accrued expenses were $29.0 million and $11.4 million, respectively.

10.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of	As of
	December 31, 2014	December 31, 2013

	(in thousands)
Costs incurred on uncompleted contracts	$113,654	$94,145
Estimated earnings	48,949	32,547
Billings to date	(143,323)	(108,070)
	$19,280	$18,622

These amounts are included in the accompanying Consolidated Balance Sheets under the following captions:

	As of	As of
	December 31, 2014	December 31, 2013

	(in thousands)
Costs and estimated earnings in excess of
billings on uncompleted contracts	$30,078	$27,864
Other current liabilities (Billings in excess of costs and
estimated earnings on uncompleted contracts)	(10,798)	(9,242)
	$19,280	$18,622

At December 31, 2014,  eight significant customers comprised 92.7% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings, while at December 31, 2013, eight significant customers comprised 89.6% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings.

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

The following is a list of significant customers (representing at least 10% of revenue for any period reported) and the percentage of total revenue for the specified time periods derived from such customers:

	For the year ended December 31,
Percentage of Total Revenues	2014	2013	2012

Sprint (1)	23.4%	25.0%	23.9%
AT&T Wireless (2)	23.0%	20.5%	21.9%
T-Mobile (3)	15.5%	17.3%	17.2%
Verizon Wireless	12.0%	11.3%	13.0%

The Company’s site leasing and site development segments derive revenue from these customers. Client percentages of total revenue in each of the segments are as follows:

	For the year ended December 31,
Percentage of Domestic Site Leasing Revenue	2014	2013	2012

AT&T Wireless (2)	30.1%	25.5%	26.1%
Sprint (1)	25.6%	30.9%	28.5%
T-Mobile (3)	19.2%	20.2%	19.7%
Verizon Wireless	14.4%	13.3%	14.3%

	For the year ended December 31,
Percentage of International Site Leasing Revenue	2014	2013	2012

Oi S.A.	44.3%	6.3%	0.1%
Telefonica	28.8%	44.2%	48.1%
Claro	8.0%	8.8%	12.6%
Digicel	4.9%	11.2%	19.5%

	For the year ended December 31,
Percentage of Site Development Revenue	2014	2013	2012

Sprint (1)	36.7%	1.5%	1.1%
Ericsson, Inc.	16.8%	34.5%	24.5%
Verizon Wireless	10.1%	4.8%	8.9%
MasTec Inc.	1.9%	4.6%	16.4%

(1)Prior year amounts have been adjusted to reflect the merger of Sprint and Clearwire.

(2)Prior year amounts have been adjusted to reflect the merger of AT&T Wireless and Leap Wireless (Cricket Wireless).

(3)Prior year amounts have been adjusted to reflect the merger of T-Mobile and Metro PCS.

Five significant customers comprised 63.5% of total gross accounts receivable at December 31, 2014 compared to five significant customers which comprised 51.5% of total gross accounts receivable at December 31, 2013.

12.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	December 31, 2014	December 31, 2013

	(in thousands)
Accrued earnouts	$15,086	$30,063
Salaries and benefits	13,440	11,351
Real estate and property taxes	5,331	9,814
Other	31,696	34,903
Total accrued expenses	$65,553	$86,131

13.     DEBT

The carrying and principal values of debt consist of the following (in thousands):

	Maturity	As of		As of
	Date	December 31, 2014		December 31, 2013
		Principal Balance	Carrying Value	Principal Balance	Carrying Value
4.000% Convertible Senior Notes	Oct. 1, 2014	$—	$—	$499,944	$468,394
8.250% Senior Notes	Aug. 15, 2019	—	—	243,750	242,387
5.625% Senior Notes	Oct. 1, 2019	500,000	500,000	500,000	500,000
5.750% Senior Notes	July 15, 2020	800,000	800,000	800,000	800,000
4.875% Senior Notes	July 15, 2022	750,000	744,150	—	—
4.254% 2010-1 Tower Securities	April 15, 2015	—	—	680,000	680,000
5.101% 2010-2 Tower Securities	April 17, 2017	550,000	550,000	550,000	550,000
2.933% 2012 Tower Securities	Dec. 15, 2017	610,000	610,000	610,000	610,000
2.240% 2013-1C Tower Securities	April 16, 2018	425,000	425,000	425,000	425,000
3.722% 2013-2C Tower Securities	April 17, 2023	575,000	575,000	575,000	575,000
3.598% 2013-1D Tower Securities	April 16, 2018	330,000	330,000	330,000	330,000
2.898% 2014-1C Tower Securities	Oct. 15, 2019	920,000	920,000	—	—
3.869% 2014-2C Tower Securities	Oct. 15, 2024	620,000	620,000	—	—
Revolving Credit Facility	May 9, 2017	125,000	125,000	215,000	215,000
2011 Term Loan	June 30, 2018	—	—	180,529	180,234
2012-1 Term Loan	May 9, 2017	172,500	172,500	185,000	185,000
2012-2 Term Loan	Sept. 28, 2019	—	—	109,971	109,745
2014 Term Loan	Mar. 24, 2021	1,492,500	1,489,149	—	—
BNDES Loans	various	—	—	5,847	5,847
Total debt		$7,870,000	$7,860,799	$5,910,041	$5,876,607
Less: current maturities of long-term debt			(32,500)		(481,886)
Total long-term debt, net of current maturities			$7,828,299		$5,394,721

The Company’s future principal payment obligations (based on the outstanding debt as of December 31, 2014 and assuming the Tower Securities are repaid at their respective anticipated repayment dates) are as follows:

For the year ended December 31,	(in thousands)
2015	$32,500
2016	35,000
2017	1,435,000
2018	770,000
2019	1,435,000

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the years ended December 31, 2014,  2013, and 2012, respectively:

	For the year ended December 31,
	2014		2013		2012
	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	Interest	Interest	Interest	Interest	Interest	Interest

	(in thousands)
1.875% Convertible Senior Notes	$—	$—	$2,670	$10,434	$9,885	$36,388
4.0% Convertible Senior Notes	12,520	26,266	19,998	38,307	20,000	33,149
8.0% Senior Notes	—	—	—	—	15,867	174
8.25% Senior Notes	12,513	121	20,109	182	23,177	192
5.625% Senior Notes	28,125	—	28,125	—	7,266	—
5.75% Senior Notes	46,000	—	46,000	—	21,594	—
4.875% Senior Notes	18,281	315	—	—	—	—
2010 Secured Tower Revenue Securities	51,237	—	57,383	—	57,377	—
2012 Secured Tower Revenue Securities	18,085	—	18,085	—	7,133	—
2013 Secured Tower Revenue Securities	43,217	—	30,392	—	—	—
2014 Secured Tower Revenue Securities	10,796	—	—	—	—	—
Revolving Credit Facility	4,591	—	4,515	—	4,392	—
2011 Term Loan	696	7	10,533	101	18,894	179
2012-1 Term Loan	4,534	—	4,557	—	3,567	—
2012-2 Term Loan	424	4	6,416	61	2,969	28
2014 Term Loan	41,338	399	—	—	—	—
Mobilitie Bridge Loan	—	—	—	—	4,239	—
Other	243	—	268	—	(119)	—
Total	$292,600	$27,112	$249,051	$49,085	$196,241	$70,110

Senior Credit Agreement

On February 7, 2014, SBA Senior Finance II entered into a Second Amended and Restated Credit Agreement with several banks and other financial institutions or entities from time to time parties to the Second Amended and Restated Credit Agreement to, among other things, incur the 2014 Term Loan and amend certain terms of the existing senior credit agreement (as amended, the “Senior Credit Agreement”).

Terms of the Senior Credit Agreement

The Senior Credit Agreement, as amended, requires SBA Senior Finance II to maintain specific financial ratios, including (1) a ratio of Consolidated Total Debt to Annualized Borrower EBITDA not to exceed 6.5 times for any fiscal quarter, (2) a ratio of Consolidated Total Debt and Net Hedge Exposure (calculated in accordance with the Senior Credit Agreement) to Annualized Borrower EBITDA for the most recently ended fiscal quarter not to exceed 6.5 times for 30 consecutive days and (3) a ratio of Annualized Borrower EBITDA to Annualized Cash Interest Expense (calculated in accordance with the Senior Credit Agreement) of not less than 2.0 times for any fiscal quarter. The Senior Credit Agreement contains customary affirmative and negative covenants that, among other things, limit the ability of SBA Senior Finance II and its subsidiaries to incur indebtedness, grant certain liens, make certain investments, enter into sale leaseback transactions, merge or consolidate, make certain restricted payments, enter into transactions with affiliates, and engage in certain asset dispositions, including a sale of all or substantially all of their property. As of December 31, 2014, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement. The Senior Credit Agreement is also subject to customary events of default. Pursuant to the Second Amended and Restated Guarantee and Collateral Agreement, amounts borrowed under the Revolving Credit Facility, the Term Loans and certain hedging transactions that may be entered into by SBA Senior Finance II or the Subsidiary Guarantors (as defined in the Senior Credit Agreement) with lenders or their affiliates are secured by a first lien on the membership interests of SBA Telecommunications, LLC, SBA Senior Finance, LLC and SBA Senior Finance II and on substantially all of the assets (other than leasehold, easement and fee interests in real property) of SBA Senior Finance II and the Subsidiary Guarantors.

The Senior Credit Agreement, as amended, permits SBA Senior Finance II, without the consent of the other lenders, to request that one or more lenders provide SBA Senior Finance II with increases in the Revolving Credit Facility or additional term loans provided that after giving effect to the proposed increase in Revolving Credit Facility commitments or incremental term loans the ratio of Consolidated Total Debt to Annualized Borrower EBITDA would not exceed 6.5 times. SBA Senior Finance II’s ability to request such increases in the Revolving Credit Facility or additional term loans is subject to its compliance with customary conditions set forth in the Senior Credit Agreement including compliance, on a pro forma basis, with the financial covenants and ratios set forth therein and, with respect to any additional term loan, an increase in the margin on existing term loans to the extent required by the terms of the Senior Credit Agreement. Upon SBA Senior Finance II’s request, each lender may decide, in its sole discretion, whether to increase all or a portion of its Revolving Credit Facility commitment or whether to provide SBA Senior Finance II with additional term loans and, if so, upon what terms.

Revolving Credit Facility under the Senior Credit Agreement

On February 5, 2015, SBA Senior Finance II entered into the 2015 Revolving Refinancing Amendment with several banks and other financial institutions or entities from time to time parties to the Senior Credit Agreement to, among other things, (i) increase the availability under the Company’s Revolving Credit Facility from $770.0 million to $1.0 billion, (ii) extend the maturity date of the Revolving Credit Facility to February 5, 2020, (iii) provide for the ability to borrow in U.S. dollars and certain designated foreign currencies, and (iv) lower the applicable interest rate margins and commitment fees under the Revolving Credit Facility.

As amended February 2015, the Revolving Credit Facility consists of a revolving loan under which up to $1.0 billion aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing.  Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (i) the Eurodollar Rate plus a margin that ranges from 137.5 basis points to 200.0 basis points or (ii) the Base Rate plus a margin that ranges from 37.5 basis points to 100.0 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement.  In addition, SBA Senior Finance II is required to pay a commitment fee of 0.25% per annum on the amount of unused commitment.  If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, February 5, 2020.  The proceeds available under the Revolving Credit Facility may be used for general corporate purposes.  SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period.

During the year ended December 31, 2014,  the Company borrowed $700.0 million and repaid $790.0 million of the outstanding balance under the Revolving Credit Facility.  As of December 31, 2014, the amount outstanding of $125.0 million was accruing interest at an average rate of 2.541%.  The availability under the Revolving Credit Facility was $645.0 million at December 31, 2014, subject to compliance with specified financial ratios and satisfaction of other customary conditions to borrowing.

As of March 2, 2015, the amount outstanding under the Revolving Credit Facility was $200.0 million. The availability under the Revolving Credit Facility was $800.0 million at March 2, 2015, subject to compliance with specified financial ratios and satisfaction of other customary conditions to borrowing.

Term Loans under the Senior Credit Agreement

2011 Term Loan

The 2011 Term Loan consisted of a senior secured term loan with an initial aggregate principal amount of $500.0 million with a maturity date of June 30, 2018. The 2011 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin of 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus a margin of 275 basis points (with a Eurodollar

Rate floor of 1%). The 2011 Term Loan was issued at 99.75% of par value. The Company incurred deferred financing fees of $4.9 million associated with this transaction which were being amortized through the maturity date.

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

2012-1 Term Loan

The 2012-1 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $200.0 million that matures on May 9, 2017. The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of December 31, 2014, the 2012-1 Term Loan was accruing interest at 2.67% per annum. Principal payments on the 2012-1 Term Loan commenced on September 30, 2012 and are being made in quarterly installments on the last day of each March, June, September and December, in an amount equal to $2.5 million for each of the first eight quarters, $3.75 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-1 Term Loan without premium or penalty. To the extent not previously repaid, the 2012-1 Term Loan will be due and payable on the maturity date. The 2012-1 Term Loan was issued at par. The Company incurred deferred financing fees of $2.7 million in relation to this transaction which are being amortized through the maturity date.

During the year ended December 31, 2014, the Company repaid $12.5 million of principal on the 2012-1 Term Loan. As of December 31, 2014, the 2012-1 Term Loan had a principal balance of $172.5 million.

2012-2 Term Loan

The 2012-2 Term Loan consisted of a senior secured term loan with an initial aggregate principal amount of $300.0 million with a maturity date of September 28, 2019. The 2012-2 Term Loan accrued interest, at SBA Senior Finance II’s election, at either the Base Rate plus 175 basis points (with a Base Rate floor of 2%) or Eurodollar Rate plus 275 basis points (with a Eurodollar Rate floor of 1%). The 2012-2 Term Loan was issued at 99.75% of par value. The Company incurred deferred financing fees of approximately $3.5 million in relation to this transaction which were being amortized through the maturity date.

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

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021. The 2014 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%).  The 2014 Term Loan was issued at 99.75% of par value. As of December 31, 2014, the 2014 Term Loan was accruing interest at 3.25% per annum. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.75 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. The Company incurred deferred financing fees of approximately $12.9 million to date in relation to this transaction which are being amortized through the maturity date.

Net proceeds from the 2014 Term Loan were used (1) to repay in full the remaining $180.5 million balance of the 2011 Term Loan, (2) to repay in full the remaining $110.0 million balance of the 2012-2 Term Loan, (3) to repay the $390.0 million outstanding balance under the Revolving Credit Facility, (4) to pay the cash consideration in connection with SBAC’s acquisition of towers from Oi S.A. in Brazil, and (5) for general corporate purposes.

During the year ended December 31, 2014,  the Company repaid $7.5 million of principal on the 2014 Term Loan. As of December 31, 2014, the 2014 Term Loan had a principal balance of $1.5  billion.

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

Secured Tower Revenue Securities

Tower Revenue Securities Terms

The mortgage loan underlying the 2010 Tower Securities, 2012 Tower Securities, 2013 Tower Securities, and 2014 Tower Securities (together the “Tower Securities”) will be paid from the operating cash flows from the aggregate 9,659 tower sites owned by the Borrowers. The mortgage loan is secured by (i) mortgages, deeds of trust, and deeds to secure debt on a substantial portion of the tower sites, (ii) a security interest in the tower sites and substantially all of the Borrowers’ personal property and fixtures, (iii) the Borrowers’ rights under certain tenant leases, and (iv) all of the proceeds of the foregoing. For each calendar month, SBA Network Management, Inc., an indirect subsidiary, is entitled to receive a management fee equal to 4.5% of the Borrowers’ operating revenues for the immediately preceding calendar month.

The Borrowers may prepay any of the mortgage loan components, in whole or in part, with no prepayment consideration, (i) within nine months (in the case of the components corresponding to the 2010 Tower Securities), twelve months (in the case of the component corresponding to the 2012 Tower Securities, Secured Tower Revenue Securities Series 2013-1C, Secured Tower Revenue Securities Series 2013-1D, and Secured Tower Revenue Securities Series 2014-1C), or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C and Secured Tower Revenue Securities Series 2014-2C) of the anticipated repayment date of such mortgage loan component, (ii) with proceeds received as a result of any condemnation or casualty of any tower owned by the Borrowers or (iii) during an amortization period. In all other circumstances, the Borrowers may prepay the mortgage loan, in whole or in part, upon payment of the applicable prepayment consideration. The prepayment consideration is determined based on the class of the Tower Securities to which the prepaid mortgage loan component corresponds and consists of an amount equal to the excess, if any, of (1) the present value associated with the portion of the principal balance being prepaid, calculated in accordance with the formula set forth in the mortgage loan agreement, on the date of prepayment of all future installments of principal and interest required to be paid from the date of prepayment to and including the first due date within nine months (in the case of the components corresponding to the 2010 Tower Securities), twelve months (in the case of the component corresponding to the 2012 Tower Securities, Secured Tower Revenue Securities Series 2013-1C, Secured Tower Revenue Securities Series 2013-1D, and Secured Tower Revenue Securities Series 2014-1C), or eighteen months (in the case of the components corresponding to the Secured Tower Revenue Securities Series 2013-2C and Secured Tower Revenue Securities Series 2014-2C) of the anticipated repayment date of such mortgage loan component over (2) that portion of the principal balance of such class prepaid on the date of such prepayment.

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

Pursuant to the terms of the Tower Securities, all rents and other sums due on any of the towers owned by the Borrowers are directly deposited by the lessees into a securitization escrow account and are held by the indenture trustee. The monies held by the indenture trustee after the release date are classified as restricted cash on the Consolidated Balance Sheets (see Note 4). However, if the Debt Service Coverage Ratio, defined as the net cash flow (as defined in the mortgage loan agreement) divided by the amount of interest on the mortgage loan, servicing fees and trustee fees that the Borrowers are required to pay over the succeeding twelve months, as of the end of any calendar quarter, falls to 1.30x or lower, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as “excess cash flow,” will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the Debt Service Coverage Ratio exceeds 1.30x for two consecutive calendar quarters. If the Debt Service Coverage Ratio falls below 1.15x as of the end of any calendar quarter, then an “amortization period” will commence and all funds on deposit in the reserve account will be applied to prepay the mortgage loan until such time that the Debt Service Coverage Ratio exceeds 1.15x for a calendar quarter. In addition, if either the 2010-2 Tower Securities, 2012 Tower Securities, 2013 Tower Securities, or the 2014 Tower Securities are not fully repaid by their respective anticipated repayment dates, the cash flow from the towers owned by the Borrowers will be trapped by the trustee for the Tower Securities and applied first to repay the interest, at the original interest rates, on the mortgage loan components underlying the Tower Securities, second to fund all reserve accounts and operating expenses associated with those towers, third to pay the management fees due to SBA Network Management, Inc., fourth to repay principal of the Tower Securities and fifth to repay the additional interest discussed above. The mortgage loan agreement, as amended, also includes covenants customary for mortgage loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. As of December 31, 2014, the Borrowers met the required Debt Service Coverage Ratio as set forth in the mortgage loan agreement and were in compliance with all other covenants.

2010 Tower Securities

On April 16, 2010, the Company, through a New York common law trust (the “Trust”), issued $680.0 million of 2010-1 Tower Securities and $550.0 million of 2010-2 Tower Securities (together the “2010 Tower Securities”). The 2010-1 Tower Securities had an annual interest rate of 4.254% and the 2010-2 Tower Securities have an annual interest rate of 5.101%. The anticipated repayment date and the final maturity date for the 2010–1 Tower Securities were April 15, 2015 and April 16, 2040, respectively. The anticipated repayment date and the final maturity date for the 2010–2 Tower Securities are April 17, 2017 and April 15, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of the Borrowers (as defined below).  The Company incurred deferred financing fees of $18.0 million in relation to this transaction which were being amortized through the anticipated repayment date of each of the 2010 Tower Securities.

On October 15, 2014, the Company repaid in full the 2010-1 Tower Securities with proceeds from the 2014 Tower Securities (defined below). In connection with the prepayment, the Company expensed $1.1 million of net deferred financing fees.

2012 Tower Securities

On August 9, 2012, the Company, through the Trust, issued $610.0 million of Secured Tower Revenue Securities Series 2012 (the “2012 Tower Securities”) which have an anticipated repayment date of December 15, 2017 and a final maturity date of December 15, 2042. The fixed interest rate of the 2012 Tower Securities is 2.933% per annum, payable monthly. The Company incurred deferred financing fees of $14.9 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2012 Tower Securities.

2013 Tower Securities

On April 18, 2013, the Company, through the Trust, issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C which have an anticipated repayment date of April 17, 2018 and a final maturity date of April 17, 2043,  $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C which have an anticipated repayment date of April 17, 2023 and a final maturity date of April 17, 2048, and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D which have an anticipated repayment date of April 17, 2018 and a final maturity date of April 17, 2043 (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities have a blended interest rate of 3.218% and a weighted average life through the anticipated repayment date of 7.2 years. The Company incurred deferred financing fees of $25.5 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2013 Tower Securities.

2014 Tower Securities

On October 15, 2014, the Company, through the Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C which have an anticipated repayment date and a final maturity date of October 15, 2019 and October 17, 2044, respectively, and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C which have an anticipated repayment date and a final maturity date of October 15, 2024 and October 15, 2049, respectively, (collectively the “2014 Tower Securities”). The aggregate $1.54 billion of 2014 Tower Securities have a blended interest rate of 3.289% and a weighted average life through the anticipated repayment date of 7.0 years. Net proceeds from this offering were used to prepay in full $680.0 million of the 2010-1 Tower Securities and to repay the $300.0 million outstanding balance under the Revolving Credit Facility which had been drawn in order to partially repay the 4.0% Notes. The remaining net proceeds were used for general corporate purposes. The Company has incurred deferred financing fees in the aggregate of $21.8 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2014 Tower Securities.

In connection with the issuance of the 2014 Tower Securities, SBA Properties, LLC, SBA Sites, LLC, SBA Structures, LLC, SBA Infrastructure, LLC, SBA Monarch Towers III, LLC, SBA 2012 TC Assets PR, LLC, SBA 2012 TC Assets, LLC, SBA Towers IV, LLC, SBA Monarch Towers I, LLC, SBA Towers USVI, Inc., SBA Towers VII, LLC and SBA GC Towers, LLC (collectively, the “Borrowers”), each an indirect subsidiary of the Company, and Midland Loan Services, a division of PNC Bank, National Association, as servicer, on behalf of the Trustee entered into the Second Amended and Restated Loan and Security Agreement pursuant to which, among other things, (i) the existing Amended and Restated Loan and Security Agreement was amended and restated, (ii) the outstanding principal amount of the mortgage loan was increased by a net of $860 million (after giving effect to the repayment of the 2010-1 Tower Securities), as described above), and (iii) the Borrowers became jointly and severally liable for the aggregate $4.03 billion borrowed under the mortgage loan corresponding to the 2010-2 Tower Securities, 2012 Tower Securities, 2013 Tower Securities, and the newly issued 2014 Tower Securities.

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

As of December 31, 2013, the Company had settled all conversion obligations and related hedges and warrants for the 1.875% Notes.

4.0% Convertible Senior Notes due 2014

On April 24, 2009,  the Company issued $500.0 million of its 4.0% Convertible Senior Notes (“4.0% Notes”) in a private placement transaction. Interest was payable semi-annually on April 1 and October 1.  The 4.0% Notes were convertible, at the holder’s option, into shares of the Company’s Class A common stock, at an initial conversion rate of 32.9164 shares of its Class A common stock per $1,000 principal amount of 4.0% Notes (subject to certain customary adjustments), which is equivalent to an initial conversion price of approximately $30.38 per share or a 22.5% conversion premium based on the last reported sale price of $24.80 per share of the Company’s Class A common stock on the Nasdaq Global Select Market on April 20, 2009, the purchase agreement date.

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

During the year ended December 31, 2014, holders of the 4.0% Notes converted $499.9 million in principal which was settled for $499.7 million in cash and 11.7 million shares of our Class A common stock. Concurrently with the settlement of our conversion obligation, the Company settled the convertible note hedges receiving 11.7 million shares of our Class A common stock. As a result, the Company’s outstanding share count was not impacted by the conversion of these notes.  The remaining $38,000 aggregate principal amount of 4.0% Notes that was not converted matured on October 1, 2014 and was settled in cash at principal plus accrued interest.

During the year ended December 31, 2014, the Company paid $885.0 million to early settle approximately 87% of the original warrants sold in connection with the issuance of the 4.0% Notes, representing approximately 14.4 million underlying shares of Class A common stock, originally scheduled to mature in the first quarter of 2015. Subsequent to December 31, 2014, the Company settled outstanding warrants for $82.7 million, representing approximately 1.2 million underlying shares. As of March 2, 2015, the Company has approximately 5% of the original warrants still outstanding representing approximately 0.9 million underlying shares, which will mature over the balance of the first quarter of 2015 and be settled by April 2, 2015.

Senior Notes

8.0% Senior Notes and 8.25% Senior Notes

On July 24, 2009, Telecommunications issued $750.0 million of unsecured senior notes (the “Senior Notes”), $375.0 million of which were due August 15, 2016 (the “8.0% Notes”) and $375.0 million of which were due August 15, 2019 (the “8.25% Notes”). The 8.0% Notes had an interest rate of 8.00% per annum and were issued at a price of 99.330% of their face value. The 8.25% Notes had an interest rate of 8.25% per annum and were issued at a price of 99.152% of their face value.

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

The 5.75% Notes are subject to redemption in whole or in part on or after July 15, 2016 at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to July 15, 2015, Telecommunications may at its option redeem up to 35% of the aggregate principal amount of the 5.75% Notes originally issued at a redemption price of 105.75% of the principal amount of the 5.75% Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. If redeemed during the twelve-month period beginning on July 15, 2016, July 15, 2017, or July 15, 2018 through maturity, the redemption price will be 102.875%,  101.438%, and 100.000%, respectively, of the principal amount of the 5.75% Notes to be redeemed on the redemption date plus accrued and unpaid interest.

SBAC is a holding company with no business operations of its own and its only significant asset is the outstanding capital stock of Telecommunications. Telecommunications is 100% owned by SBAC. The Company has fully and unconditionally guaranteed the Senior Notes issued by Telecommunications.

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

4.875% Senior Notes

On July 1, 2014, the Company issued $750.0 million of unsecured senior notes due July 15, 2022 (the “4.875% Notes”). The 4.875% Notes accrue interest at a rate of 4.875% per annum and were issued at 99.178% of par value. Interest on the 4.875% Notes is due semi-annually on January 15 and July 15 of each year beginning January 15, 2015. The Company incurred deferred financing fees of $11.5 million in relation to this transaction which are being amortized through the maturity date. Net proceeds from the 4.875% Notes were used to (i) redeem all of the 8.25% Notes due 2019 including the associated call premium for $253.0 million and (ii) pay the conversion obligations with respect to approximately $121.0 million aggregate principal amount of our 4.0% Notes. All remaining net proceeds were used for general corporate purposes.

In connection with the issuance of the 4.875% Notes, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with J.P. Morgan Securities LLC, as representative of the Initial Purchasers. Pursuant to the terms of the Registration Rights Agreement, the Company agreed to use its reasonable best efforts to file and have declared effective a registration statement with respect to an offer to exchange the 4.875% Notes for new notes registered under the Securities Act, and complete the exchange offer on or prior to June 26, 2015. If the Company fails to consummate the exchange by this date, the Company will be obligated to pay additional interest of 0.25% per annum for the first 90-day period and an additional 0.25% per annum with respect to each subsequent 90-day period thereafter, until the Company’s registration obligations are fulfilled, up to a maximum of 1.00% per annum.

The 4.875% Notes are subject to redemption in whole or in part on or after July 15, 2017 at the redemption prices set forth in the indenture agreement plus accrued and unpaid interest. Prior to July 15, 2017, the Company may at its option redeem up to 35% of the aggregate principal amount of the 4.875% Notes originally issued at a redemption price of 104.875% of the principal amount of the 4.875% Notes to be redeemed on the redemption date plus accrued and unpaid interest with the net proceeds of certain equity offerings. If redeemed during the twelve-month period beginning on July 15, 2017, July 15, 2018, July 15, 2019, or July 15, 2020 until maturity, the redemption price will be 103.656%,  102.438%,  101.219% and 100.000%, respectively, of the principal amount of the 4.875% Notes to be redeemed on the redemption date plus accrued and unpaid interest.

Indentures Governing Senior Notes

The Indentures governing the Senior Notes contain customary covenants, subject to a number of exceptions and qualifications, including restrictions on the ability of SBAC and Telecommunications to (1) incur additional indebtedness unless the Consolidated Indebtedness to Annualized Consolidated Adjusted EBITDA Ratio (as defined in the Indenture), pro forma for the additional indebtedness does not exceed, with respect to any fiscal quarter, 9.5x for SBAC and 7.5x for Telecommunications, (2) merge, consolidate or sell assets, (3) make restricted payments, including dividends or other distributions, (4) enter into transactions with affiliates, and (5) enter into sale and leaseback transactions and restrictions on the ability of the Restricted Subsidiaries of SBAC and Telecommunications (as defined in the Indentures) to incur liens securing indebtedness.

BNDES Loans

During 2013, the Company assumed several loans valued at $5.0 million as part of an acquisition in Brazil (the “BNDES Loans”). The Company also borrowed an additional $1.3 million in new loans during 2013. During the year ended December 31, 2014,  the Company had borrowings of $0.4 million and repayments of $6.3 million under the BNDES Loans. The BNDES Loans were repaid in full in April 2014.

14.REDEEMABLE NONCONTROLLING INTERESTS

In connection with the Company’s business operations in Central America, the Company entered into an agreement with a non-affiliated joint venture partner that contained both a put option for its partners and a call option for the Company, requiring or allowing the Company, in certain circumstances, to purchase the remaining interest in such entity at a price based on predetermined earnings multiples. Each of these options was to be triggered upon the occurrence of specified events and/or upon the passage of time.

In March 2013, the Company acquired the remaining 10% noncontrolling interest in the Central American joint venture for consideration of $6.0 million. This acquisition increased the Company’s ownership to 100% of the joint venture. The remaining $5.7 million balance of non-controlling interest, previously classified as a redeemable equity interest in mezzanine (or temporary equity) on the Company’s Consolidated Balance Sheet, was recognized as an adjustment to additional paid in capital. The acquisition of the noncontrolling interest has been recorded in accordance with ASC 810.

15.SHAREHOLDERS’ EQUITY

Common Stock equivalents

The Company has potential common stock equivalents related to its outstanding stock options (see Note 16), restricted stock units, and the 4.0% Notes (see Note 13). These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive for the years ended December 31, 2014,  2013 and 2012, respectively. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same for the years presented.

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

During the years ended December 31, 2014,  2013, and 2012 the Company did not repurchase any shares in conjunction with the stock repurchase program. As of December 31, 2014, the Company had a remaining authorization to repurchase an additional $150.0 million of its common stock under its current $300.0 million stock repurchase program.

Registration of Additional Shares

On May 20, 2010, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 15.0 million shares of the Company’s Class A common stock issuable under the 2010 Performance and Equity Incentive Plan (see Note 16).

The Company filed shelf registration statements on Form S-4 with the Securities and Exchange Commission registering 4.0 million shares of its Class A common stock in 2007. These shares may be issued in connection with acquisitions of wireless communication towers or antenna sites and related assets or companies that own wireless communication towers, antenna sites, or related assets. During the years ended December 31, 2014,  2013 and 2012, the Company did not issue any shares of its Class A common stock pursuant to this registration statement in connection with acquisitions. At December 31, 2014, approximately 1.7 million shares remain available for issuance under this shelf registration statement.

On February 27, 2012, the Company filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables the Company to issue shares of the Company’s Class A common stock, preferred stock, or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, the Company will file a prospectus supplement and advise the Commission of the amount and type of securities each time the Company issues securities under this registration statement. For the year ended December 31, 2014, the Company did not issue any securities under this automatic shelf registration statement.

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

Upon the adoption of the 2010 Plan by the Company’s shareholders on May 6, 2010, no further grants were permitted under the 2001 Equity Participation Plan. The 2010 Plan provides for the issuance of a maximum of 15.0 million shares of the Company’s Class A common stock; however, the aggregate number of shares that may be issued pursuant to restricted stock awards, restricted stock unit awards, stock bonus awards, performance awards, other stock-based awards, or other awards granted under the 2010 Plan will not exceed 7.5 million shares. As of December 31, 2014, the Company had 11.3 million shares remaining available for future issuance under the 2010 Plan.

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

	For the year ended December 31,
	2014	2013	2012

Risk free interest rate	1.15% - 1.37%	0.51% - 1.38%	0.58% - 0.83%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	22.0%	25.0% - 29.0%	53.0%
Expected lives	4.4 years	3.9 - 4.8 years	3.8 - 4.6 years

The following table summarizes the Company’s activities with respect to its stock option plans for the years ended December 31, 2014,  2013 and 2012 as follows (dollars and number of shares in thousands, except for per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2011	3,608	$28.06
Granted	613	$47.58
Exercised	(1,381)	$24.37
Canceled	(9)	$37.71
Outstanding at December 31, 2012	2,831	$34.06
Granted	984	$73.17
Exercised	(776)	$27.57
Canceled	(60)	$52.54
Outstanding at December 31, 2013	2,979	$48.30
Granted	1,121	$95.51
Exercised	(780)	$36.34
Canceled	(44)	$81.21
Outstanding at December 31, 2014	3,276	$66.85	4.6	$143,883
Exercisable at December 31, 2014	1,055	$41.03	2.9	$73,584
Unvested at December 31, 2014	2,221	$79.12	5.4	$70,300

The weighted-average fair value of options granted during the years ended December 31, 2014,  2013 and 2012 was $19.49, $17.38, and $20.31, respectively.

The total intrinsic value for options exercised during the years ended December 31, 2014,  2013 and 2012 was $49.2 million, $39.3 million and $49.0 million, respectively. Cash received from option exercises under all plans for the years ended December 31, 2014,  2013 and 2012 was approximately $28.3 million,  $21.4 million, and $32.0 million, respectively. No tax benefit was realized for the tax deductions from option exercises under all plans for the years ended December 31, 2014,  2013 and 2012, respectively.

The aggregate intrinsic value for stock options in the preceding table represents the total intrinsic value based on the Company’s closing stock price of $110.76 as of December 31, 2014. The amount represents the total intrinsic value that would have been received by the holders of the stock-based awards had these awards been exercised and sold as of that date.

Additional information regarding options outstanding and exercisable at December 31, 2014 is as follows:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted Average	Average		Average
Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.00 - $30.00	241	1.4	$20.78	241	$20.78
$30.51 - $50.00	1,062	3.3	$42.62	650	$40.62
$50.01 - $70.00	10	4.4	$50.45	6	$50.35
$70.01 - $90.00	869	5.2	$73.25	158	$73.30
$90.01 - $111.00	1,094	6.2	$95.58	-	$0.00
	3,276			1,055

The following table summarizes the activity of options outstanding that had not yet vested:

		Weighted-
		Average
	Number	Fair Value
	of Shares	Per Share
	(in thousands)
Unvested as of December 31, 2013	1,785	$18.15
Shares granted	1,121	$19.49
Vesting during period	(641)	$17.98
Forfeited or canceled	(44)	$17.52
Unvested as of December 31, 2014	2,221	$18.89

As of December 31, 2014, the total unrecognized compensation cost related to unvested stock options outstanding under the Plans is $29.1 million. That cost is expected to be recognized over a weighted average period of 2.61 years.

The total fair value of shares vested during 2014,  2013, and 2012 was $11.5 million,  $9.8 million, and $9.0 million, respectively.

Restricted Stock Units

The following table summarized the Company’s restricted stock unit activity for the year ended December 31, 2014:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value per
	Units	Share
	(in thousands)
Outstanding at December 31, 2013	305	$55.60
Granted	118	$95.55
Vested	(123)	$50.02
Forfeited/canceled	(5)	$78.33
Outstanding at December 31, 2014	295	$73.55

As of December 31, 2014, total unrecognized compensation expense related to unvested restricted stock units granted under the 2010 Plan was $14.7 million and is expected to be recognized over a weighted-average period of 2.40 years.

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

For the year ended December 31, 2014,  23,204 shares of Class A common stock were issued under the 2008 Purchase Plan, which resulted in cash proceeds to the Company of approximately $2.1 million, compared to the year ended December 31, 2013 when 25,604 shares of Class A common stock were issued under the 2008 Purchase Plan which resulted in cash proceeds to the Company of $1.7 million. At December 31, 2014,  331,237 shares remained available for issuance under the 2008 Purchase Plan. In addition, the Company recorded $0.4 million,  $0.3 million, and $0.2 million of non-cash compensation expense relating to the shares issued under the 2008 Purchase Plans for each of the years ended December 31, 2014,  2013, and 2012.

Non-Cash Compensation Expense

The table below reflects a break out by category of the non-cash compensation expense amounts recognized on the Company’s Statements of Operations for the years ended December 31, 2014,  2013, and 2012, respectively:

	For the year ended December 31,
	2014	2013	2012
	(in thousands)
Cost of revenues	$386	$230	$187
Selling, general and administrative	22,285	16,975	13,781
Total cost of non-cash compensation included
in loss before provision for income taxes	22,671	17,205	13,968
Amount of income tax recognized in earnings	—	—	—
Amount charged against loss	$22,671	$17,205	$13,968

In addition, the Company capitalized $0.3 million, $0.2 million and $0.2 million of non-cash compensation for the years ended December 31, 2014,  2013 and 2012, respectively, to fixed assets.

17.INCOME TAXES

Income (loss) before provision for income taxes from continuing operations by geographic area is as follows:

	For the year ended December 31,
	2014	2013	2012
	(in thousands)

Domestic	$(16,623)	$(45,429)	$(175,679)
Foreign	963	(11,789)	(1,413)
Total	$(15,660)	$(57,218)	$(177,092)

The provision (benefit) for income taxes on continuing operations consists of the following components:

	For the year ended December 31,
	2014	2013	2012
	(in thousands)
Current provision (benefit)
Federal (1)	$—	$—	$(1,237)
State (1)	1,099	387	2,702
Foreign	7,006	4,946	3,769
Total current	8,105	5,333	5,234

Deferred provision (benefit) for taxes:
Federal	1,458	(11,977)	(53,501)
State	(887)	(3,272)	(13,750)
Foreign	(472)	(9,013)	(1)
Increase in valuation allowance	431	17,620	68,612
Total deferred	530	(6,642)	1,360
Total provision (benefit) for income taxes	$8,635	$(1,309)	$6,594

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

A reconciliation of the provision for income taxes on continuing operations at the statutory U.S. Federal tax rate (35%) and the effective income tax rate is as follows:

	For the year ended December 31,
	2014	2013	2012
		(in thousands)
Statutory federal benefit	$(5,481)	$(20,027)	$(61,982)
Foreign tax expense	3,844	2,870	1,878
State and local taxes benefit	138	(1,875)	(7,181)
Non-deductible foreign expenses	5,644	2,605	987
Foreign dividend income	3,700	—	—
Foreign tax rate change	1,374	(4,960)	—
Foreign exchange rate changes	(799)	—	—
Other	(216)	2,458	4,280
Valuation allowance	431	17,620	68,612
Provision (benefit) for income taxes	$8,635	$(1,309)	$6,594

The components of the net deferred income tax asset (liability) accounts are as follows:

	As of December 31,
	2014	2013
	(in thousands)
Current deferred tax assets:
Net operating losses	$49,900	$—
Allowance for doubtful accounts	326	241
Deferred revenue	48,940	35,970
Accrued liabilities	6,701	14,862
Valuation allowance	(51,249)	(21,187)
Total current deferred tax assets, net (1)	$54,618	$29,886

Noncurrent deferred tax assets:
Net operating losses	$375,103	$438,608
Property, equipment, and intangible basis differences	27,340	47,602
Accrued liabilities	40,368	26,087
Non-cash compensation	10,567	8,582
Valuation allowance	(216,052)	(225,339)
Currency translation	7,757	—
Other	2,425	2,527
Total noncurrent deferred tax assets, net (2)	247,508	298,067

Noncurrent deferred tax liabilities:
Property, equipment, and intangible basis differences	(283,185)	(339,037)
Convertible debt instruments	—	(2,006)
Straight-line rents	(25,142)	(17,463)
Deferred lease costs	(5,647)	—
Other	(10,905)	(8,079)
Total noncurrent deferred tax liabilities, net (2)	$(77,371)	$(68,518)

(1)Amounts are included in Prepaid and other current assets on the Consolidated Balance Sheets.

(2)Of these amounts, $451 and $(77,822) are included in Other assets and Other long-term liabilities, respectively on the accompanying Consolidated Balance Sheets as of December 31, 2014. As of December 31, 2013,  $232 and $(68,750) are included in Other assets and Other long-term liabilities on the accompanying Consolidated Balance Sheet.

The Company has recorded a valuation allowance for the majority of its deferred tax assets as management believes that it is not “more-likely-than-not” that the Company will generate sufficient taxable income in future periods to recognize the assets. Valuation allowances of $267.3 million and $246.5 million were being carried to offset net deferred income tax assets as of December 31, 2014 and 2013, respectively. The net increase in the valuation allowance for the years ended December 31, 2014 and 2013 was $20.8 million and $12.8 million, respectively. At December 31, 2014,  the valuation allowance related to federal and state tax credit carryovers were approximately $2.0 million and $0.4 million, respectively. These tax credits expire beginning 2017.

The Company has available at  December 31, 2014, a net federal operating tax loss carry-forward of approximately $1.1 billion and an additional $227.4 million of net operating tax loss carry forward from stock options which will benefit additional paid-in capital when the loss is utilized. These net operating tax loss carry-forwards will expire between 2021 and 2033. The Internal Revenue Code places limitations upon the future availability of net operating losses based upon changes in the equity of the Company. If these occur, the ability of the Company to offset future income with existing net operating losses may be limited. In addition, the Company has available at December 31, 2014, a foreign net operating loss carry-forward of $39.5 million and a net state operating tax loss carry-forward of approximately $558.0 million. These net operating tax loss carry-forwards begin to expire in 2015.

In accordance with the Company’s methodology for determining when stock option deductions are deemed realized, the Company utilizes a “with-and-without” approach that will result in a benefit not being recorded in APIC if the amount of available net operating loss carry-forwards generated from operations is sufficient to offset the current year taxable income.

The Company does not expect to remit earnings from its foreign subsidiaries. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $22.7 million at December 31, 2014. Those earnings are considered to be permanently reinvested and, accordingly, no U.S. Federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company could be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. In 2014, the Company recognized a deemed dividend of $10.6 million.

18.COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under various non-cancelable operating leases for land, office space, equipment and site leases that expire at various times through July 2114. In addition, the Company is obligated under various non-cancelable capital leases for vehicles that expire at various times through July 2018.

The annual minimum lease payments under non-cancelable operating and capital leases in effect as of December 31, 2014 are as follows (in thousands):

For the year ended December 31,	Capital Leases	Operating Leases
2015	$1,652	$135,563
2016	975	136,675
2017	499	138,640
2018	148	140,209
2019	—	140,620
Thereafter	—
Total minimum lease payments	3,274
Less: amount representing interest	(169)
Present value of future payments	3,105
Less: current obligations	(1,741)
Long-term obligations	$1,364

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

Rent expense for operating leases was $223.4 million, $196.3 million and $133.1 million for the years ended December 31, 2014,  2013 and 2012, respectively. In addition, certain of the Company’s leases include contingent rent provisions which provide for the lessor to receive additional rent upon the attainment of certain tower operating results and/or lease-up. Contingent rent expense for the years ended December 31, 2014,  2013 and 2012 was $23.3 million, $20.3 million and $16.1 million, respectively.

Tenant Leases

The annual minimum tower lease income to be received for tower space and antenna rental under non-cancelable operating leases in effect as of December 31, 2014 is as follows:

For the year ended December 31,	(in thousands)
2015	$1,220,266
2016	1,081,408
2017	956,211
2018	806,190
2019	611,057

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

Contingent Purchase Obligations

From time to time, the Company agrees to pay additional consideration (or earnouts) for acquisitions if the towers or businesses that are acquired meet or exceed certain performance targets in the one to three years after they have been acquired. For the years ended December 31, 2014,  2013, and 2012 certain earnings targets associated with the acquired towers were achieved, and therefore, the Company paid in cash $18.7 million,  $9.3 million, and $5.9 million, respectively. As of December 31, 2014, the Company’s estimate of its potential obligation if the performance targets contained in various acquisition agreements were met was $15.1 million which the Company recorded in accrued expenses. The maximum potential obligation related to the performance targets was $23.1 million and $42.1 million as of December 31, 2014 and 2013, respectively.

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

For the years ended December 31, 2012 and through June 30, 2013, the Company made a discretionary matching contribution of 50% of an employee’s contributions up to a maximum of $3,000 annually. Effective July 1, 2013, the Company made a discretionary matching contribution of 75% of an employee’s contributions up to a maximum of $4,000 annually. Company matching contributions were approximately $2.0 million, $1.6 million and $1.0 million for the years ended December 31, 2014,  2013 and 2012, respectively.

20.SEGMENT DATA

The Company operates principally in two business segments: site leasing and site development. The Company’s reportable segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations. The site leasing segment includes results of the managed and sublease businesses. The site development segment includes the results of both consulting and construction related activities. Our Chief Operating Decision Maker utilizes segment operating profit and operating income as his two measures of segment profit in assessing performance and allocating resources at the reportable segment level.

Commencing in the second quarter of 2014, the Company revised the presentation of its site leasing business into two reportable segments, domestic site leasing and international site leasing as a result of its international site leasing revenues exceeding 10% of total revenues. All prior periods have been recast to conform to the current year presentation.

Revenues, cost of revenues (exclusive of depreciation, accretion and amortization), capital expenditures (including assets acquired through the issuance of shares of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company continues to operate are presented below:

				Not
	Domestic Site	Int'l Site	Site	Identified by
	Leasing	Leasing	Development	Segment (1)	Total

For the year ended December 31, 2014	(in thousands)
Revenues	$1,157,293	$202,909	$166,794	$—	$1,526,996
Cost of revenues (2)	247,237	54,076	127,172	—	428,485
Operating profit	910,056	148,833	39,622	—	1,098,511
Selling, general, and administrative	67,611	16,762	9,074	9,870	103,317
Acquisition related adjustments and expenses	3,351	4,447	—	—	7,798
Asset impairment and decommission costs	21,538	2,263	—	—	23,801
Depreciation, amortization and accretion	515,150	104,447	2,453	5,022	627,072
Operating income (loss)	302,406	20,914	28,095	(14,892)	336,523
Other expense (principally interest expense
and other expense)				(352,183)	(352,183)
Loss before provision for income taxes					(15,660)
Cash capital expenditures (3)	547,774	1,221,786	3,851	24,352	1,797,763

For the year ended December 31, 2013
Revenues	$1,048,756	$84,257	$171,853	$—	$1,304,866
Cost of revenues (2)	242,839	27,933	137,481	—	408,253
Operating profit	805,917	56,324	34,372	—	896,613
Selling, general, and administrative	59,320	10,065	7,760	8,331	85,476
Acquisition related adjustments and expenses	6,525	12,673	—	—	19,198
Asset impairment and decommission costs	26,478	2,482	—	—	28,960
Depreciation, amortization and accretion	484,053	44,973	2,280	2,028	533,334
Operating income (loss)	229,541	(13,869)	24,332	(10,359)	229,645
Other expense (principally interest expense
and other expense)				(286,863)	(286,863)
Loss before provision for income taxes					(57,218)
Cash capital expenditures (3)	261,775	578,938	6,693	105	847,511

For the year ended December 31, 2012
Revenues	$797,794	$48,300	$107,990	$—	$954,084
Cost of revenues (2)	175,452	13,499	90,556	—	279,507
Operating profit	622,342	34,801	17,434	—	674,577
Selling, general, and administrative	48,228	7,481	8,187	8,252	72,148
Acquisition related adjustments and expenses	38,060	2,373	—	—	40,433
Asset impairment and decommission costs	4,020	2,363	—	—	6,383
Depreciation, amortization and accretion	380,190	24,786	2,118	1,373	408,467
Operating income (loss)	151,844	(2,202)	7,129	(9,625)	147,146
Other expense (principally interest expense
and other expense)				(324,238)	(324,238)
Loss before provision for income taxes					(177,092)
Cash capital expenditures (3)	2,271,636	86,645	6,466	3,751	2,368,498

				Not
	Domestic Site	Int'l Site	Site	Identified by
	Leasing	Leasing	Development	Segment (1)	Total

	(in thousands)
Assets
As of December 31, 2014	$5,554,753	$1,989,571	$78,633	$218,168	$7,841,125
As of December 31, 2013	5,427,969	1,040,401	76,214	238,604	6,783,188

(1)Assets not identified by segment consist primarily of general corporate assets.

(2)Excludes depreciation, amortization, and accretion.

(3)Includes cash paid for capital expenditures and acquisitions and vehicle capital lease additions.

21.QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014
	(in thousands, except per share amounts)
Revenues	$404,734	$393,293	$383,420	$345,549
Operating income	96,590	89,484	83,317	67,132
Depreciation, accretion, and amortization	(162,214)	(159,410)	(161,005)	(144,443)
Loss from extinguishment of debt, net	(1,124)	(14,893)	(8,236)	(1,951)
Net income (loss) attributable to SBA Communications Corporation	388	(16,624)	(9,467)	1,408

Net income (loss) per common share - basic and diluted	$0.00	$(0.13)	$(0.07)	$0.01

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013
	(in thousands, except per share amounts)
Revenues	$335,396	$332,094	$324,305	$313,071
Operating income	59,445	63,902	49,534	56,764
Depreciation, accretion, and amortization	(133,328)	(133,281)	(141,089)	(125,636)
Loss from extinguishment of debt, net	(336)	(3)	(5,618)	(142)
Net (loss) income attributable to SBA Communications Corporation	(19,164)	21,531	(35,899)	(22,377)

Net (loss) income per common share - basic	$(0.15)	$0.17	$(0.28)	$(0.18)
Net (loss) income per common share - diluted	$(0.15)	$0.16	$(0.28)	$(0.18)

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