Form 10-Q
period 2015-03-31
SBA COMMUNICATIONS CORP
filed 2015-05-08
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 000-30110

SBA COMMUNICATIONS CORPORATION

(Exact name of Registrant as specified in its charter)

Florida	65-0716501
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8051 Congress Avenue
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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 129,454,487 shares of Class A common stock as of April 30, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31,	December 31,
	2015	2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$62,371	$39,443
Restricted cash	41,438	52,519
Short-term investments	4,816	5,549
Accounts receivable, net of allowance of $1,044 and $889
at March 31, 2015 and December 31, 2014, respectively	91,468	104,268
Costs and estimated earnings in excess of billings on uncompleted contracts	29,209	30,078
Prepaid expenses and other current assets	95,711	95,031
Total current assets	325,013	326,888
Property and equipment, net	2,702,188	2,762,417
Intangible assets, net	3,925,992	4,189,540
Deferred financing fees, net	93,429	95,237
Other assets	480,677	467,043
Total assets	$7,527,299	$7,841,125

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$33,805	$42,851
Accrued expenses	55,619	65,553
Current maturities of long-term debt	33,750	32,500
Deferred revenue	108,630	120,047
Accrued interest	37,966	53,178
Other current liabilities	16,706	16,921
Total current liabilities	286,476	331,050
Long-term liabilities:
Long-term debt	7,929,829	7,828,299
Other long-term liabilities	347,781	342,576
Total long-term liabilities	8,277,610	8,170,875

Shareholders' deficit:
Preferred stock - par value $.01, 30,000 shares authorized, no shares issued
or outstanding	—	—
Common stock - Class A, par value $.01, 400,000 shares authorized, 129,428 and
129,134 shares issued and outstanding at March 31, 2015 and
December 31, 2014, respectively	1,294	1,291
Additional paid-in capital	1,940,265	2,062,775
Accumulated deficit	(2,621,410)	(2,542,380)
Accumulated other comprehensive loss, net	(356,936)	(182,486)
Total shareholders' deficit	(1,036,787)	(660,800)
Total liabilities and shareholders' deficit	$7,527,299	$7,841,125

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months
	ended March 31,
	2015	2014
Revenues:
Site leasing	$369,727	$309,320
Site development	40,367	36,230
Total revenues	410,094	345,550
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion, and
amortization shown below):
Cost of site leasing	80,217	69,740
Cost of site development	30,893	27,427
Selling, general, and administrative (1)	29,884	24,676
Acquisition related adjustments and expenses	1,339	8,561
Asset impairment and decommission costs	6,822	3,568
Depreciation, accretion, and amortization	171,853	144,442
Total operating expenses	321,008	278,414
Operating income	89,086	67,136
Other income (expense):
Interest income	293	86
Interest expense	(77,654)	(66,027)
Non-cash interest expense	(280)	(10,304)
Amortization of deferred financing fees	(4,544)	(4,237)
Loss from extinguishment of debt, net	—	(1,951)
Other (expense) income, net	(82,968)	18,390
Total other expense	(165,153)	(64,043)
(Loss) income before provision for income taxes	(76,067)	3,093
Provision for income taxes	(2,963)	(1,686)
Net (loss) income	(79,030)	1,407
Net (loss) income per common share
Basic and diluted	$(0.61)	$0.01
Weighted average number of common shares
Basic	129,235	128,560
Diluted	129,235	138,356

 (1)Includes non-cash compensation of $6,884 and $4,541 for the three months ended March 31, 2015 and 2014, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited) (in thousands)

	For the three months
	ended March 31,
	2015	2014
Net (loss) income	$(79,030)	$1,407
Foreign currency translation adjustments	(174,450)	33,007
Comprehensive (loss) income	$(253,480)	$34,414

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’  DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCE, December 31, 2014	129,134	$1,291	$2,062,775	$(2,542,380)	$(182,486)	$(660,800)
Net loss	—	—	—	(79,030)	—	(79,030)
Common stock issued in connection with
stock purchase/option plans	294	3	5,643	—	—	5,646
Non-cash compensation	—	—	7,083	—	—	7,083
Settlement of common stock warrants	—	—	(135,236)	—	—	(135,236)
Foreign currency translation adjustments	—	—	—	—	(174,450)	(174,450)
BALANCE, March 31, 2015	129,428	$1,294	$1,940,265	$(2,621,410)	$(356,936)	$(1,036,787)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the three months
	ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(79,030)	$1,407
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, accretion, and amortization	171,853	144,442
Non-cash interest expense	280	10,304
Deferred income tax expense	557	474
Non-cash asset impairment and decommission costs	5,027	2,858
Non-cash compensation expense	6,988	4,618
Amortization of deferred financing fees	4,544	4,237
Loss from extinguishment of debt, net	—	1,951
Non-cash earnout adjustments	1,552	(648)
Loss on remeasurement of U.S. dollar denominated intercompany loan	83,995	—
Gain on foreign currency swap contract	—	(17,891)
Other non-cash items reflected in the Statements of Operations	21	220
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	4,445	8,644
Prepaid and other assets	(6,286)	1,196
Accounts payable and accrued expenses	730	(71)
Accrued interest	(15,212)	(4,485)
Other liabilities	(1,056)	2,959
Net cash provided by operating activities	178,408	160,215
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(53,279)	(927,653)
Capital expenditures	(68,100)	(32,238)
Proceeds from foreign currency swap contract	—	17,891
Other investing activities	(175)	444
Net cash used in investing activities	(121,554)	(941,556)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	135,000	175,000
Repayments under Revolving Credit Facility	(25,000)	(390,000)
Repayment of Term Loans	(7,500)	(293,000)
Proceeds from Term Loans, net of fees	—	1,483,470
Payments for settlement of common stock warrants	(135,236)	—
Payments for earn-outs	(1,199)	(4,598)
Payment of deferred financing fees	(2,736)	(676)
Other financing activities	5,142	(6,034)
Net cash (used in) provided by financing activities	(31,529)	964,162
Effect of exchange rate changes on cash and cash equivalents	(2,397)	17,981
NET INCREASE IN CASH AND CASH EQUIVALENTS	22,928	200,802
CASH AND CASH EQUIVALENTS:
Beginning of period	39,443	122,112
End of period	$62,371	$322,914

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months
	ended March 31,
	2015	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$92,911	$70,324
Income taxes	$1,514	$1,951

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Assets acquired through capital leases	$1,464	$115
Issuance of stock for settlement of convertible debt and warrants, net of hedges	$—	$34

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for SBA Communications Corporation and its subsidiaries (the “Company”). These financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give a true indication of the results for the year. Certain reclassifications have been made to prior year amounts or balances to conform to the presentation adopted in the current year.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in consolidated financial statements and accompanying notes. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial statements and accompanying notes, the actual amounts, when known, may vary from these estimates.

Foreign Currency Translation

All assets and liabilities of foreign subsidiaries that do not utilize the United States dollar as its functional currency (Brazil and Canada) are translated at period-end rates of exchange, while revenues and expenses are translated at monthly weighted average rates of exchange for the period. Unrealized translation gains and losses are reported as foreign currency translation adjustments through Accumulated other comprehensive loss in the accompanying Consolidated Statement of Shareholders’ Deficit.

Intercompany Loans

In accordance with Accounting Standards Codification (ASC) 830, the Company remeasures intercompany loans not denominated in the functional currency with the corresponding remeasurement adjustment being recorded in Other (expense) income, net in the Consolidated Statements of Operations. For the three months ended March 31, 2015, the Company recorded an $84.0 million foreign exchange loss on the remeasurement of an intercompany loan with a Brazilian subsidiary.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") released updated guidance regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This guidance is effective for the Company as of January 1, 2017. In April 2015, the FASB proposed a one-year deferral of the effective date. Under the proposal, the standard would be required to be adopted by public business entities in annual periods beginning on or after December 15, 2017. The FASB also proposed to permit early adoption at the original effective date.  This guidance is required to be applied (1) retrospectively to each prior reporting period presented, or (2) with the cumulative effect being recognized at the date of initial application. The Company is evaluating the guidance including the impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest. The standard requires debt issuance costs to be presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Once adopted, entities are required to apply the new guidance retrospectively to all prior periods presented. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 and early application is permitted. The Company has not elected to early adopt the standard.

2.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnout liabilities related to acquisitions are measured at fair value on a recurring basis using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company determines the fair value of acquisition-related earnouts (contingent consideration) and any subsequent changes in fair value using a discounted probability-weighted approach using Level 3 inputs. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation if the performance targets contained in various acquisition agreements were met was $13.4 million and $15.1 million as of March 31, 2015 and December 31, 2014, respectively, which the Company recorded in Accrued expenses in the accompanying Consolidated Balance Sheets. Changes in estimate are recorded in Acquisition related adjustments and expenses in the accompanying Consolidated Statement of Operations. The maximum potential obligation related to the performance targets was $21.4 million as of March 31, 2015.

The following summarizes the activity of the accrued earnouts:

	2015	2014

	(in thousands)
Beginning balance, December 31, 2014 and 2013 , respectively	$15,086	$30,063
Additions	1,372	1,048
Payments	(1,234)	(5,019)
Change in estimate	(1,552)	648
Foreign currency translation adjustments	(319)	2,558
Ending balance, March 31, 2015 and March 31, 2014, respectively	$13,353	$29,298

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

During the three months ended March 31, 2015, the Company recognized an impairment charge of $6.8 million. The impairment charge includes the write off of $3.9 million in carrying value of decommissioned towers and $1.8 million of other third party decommission costs incurred related to the Company’s long-lived assets and intangibles for the three months ended March 31, 2015. In addition, the impairment charge includes $1.1 million in disposal costs related to the Company’s former corporate headquarters building for the three months ended March 31, 2015. During the three months ended March 31, 2014, the Company recognized an impairment charge of $3.6 million. The impairment charge includes the write off of $2.9 million in carrying value of decommissioned towers and $0.7 million of other third party decommission costs incurred related to the Company’s long-lived assets and intangibles for the three months ended March 31, 2014. These write offs result from the Company’s analysis that the future cash flows from certain towers would not recover the carrying value of the investment in those towers. Asset impairment and decommission costs and the related impaired assets relate to the Company’s site leasing operating segment.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. Short-term investments consisted of $4.6 million and $5.3 million in certificate of deposits, as of March 31, 2015 and December 31, 2014, respectively. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of March 31, 2015 and December 31, 2014, the carrying value and fair value of the held-to-maturity investments, including current portion, were $1.0 million and $1.1 million, respectively.

The Company determines fair value of its debt instruments utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Revolving Credit Facility is considered to approximate the carrying value because the interest payments are based on Eurodollar rates that reset every month. The Company does not believe its credit risk has changed materially from the date the applicable Eurodollar Rate plus 137.5 to 200.0 basis points was set for the Revolving Credit Facility. Refer to Note 10 for the fair values, principal balances, and carrying values of the Company’s debt instruments.

3.RESTRICTED CASH

Restricted cash consists of the following:

	As of	As of
	March 31, 2015	December 31, 2014	Included on Balance Sheet

	(in thousands)
Securitization escrow accounts	$41,038	$52,117	Restricted cash - current asset
Payment and performance bonds	400	402	Restricted cash - current asset
Surety bonds and workers compensation	5,934	5,934	Other assets - noncurrent
Total restricted cash	$47,372	$58,453

Pursuant to the terms of the Tower Securities (see Note 10), the Company is required to establish a securitization escrow account, held by an indenture trustee, into which all rents and other sums due on the towers that secure the Tower Securities are directly deposited by the lessees. These restricted cash amounts are used to fund reserve accounts for the payment of (1) debt service costs, (2) ground rents, real estate and personal property taxes and insurance premiums related to towers, (3) trustee and servicing expenses, and (4) management fees and to reserve a portion of advance rents from tenants. The restricted cash in the securitization escrow account in excess of required reserve balances is subsequently released to the Borrowers (as defined in Note 10) monthly, provided that the Borrowers are in compliance with their debt service coverage ratio and that no event of default has occurred. All monies held by the indenture trustee are classified as Restricted cash on the Company’s Consolidated Balance Sheets.

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily relates to the Company’s tower removal obligations. As of March 31, 2015 and December 31, 2014, the Company had $38.9 million and $38.3 million in surety bonds and payment and performance bonds, respectively, for which it was only required to post $1.7 million in collateral. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of March 31, 2015 and December 31, 2014, the Company had also pledged $2.6 million as collateral related to its workers compensation policy.

4.OTHER ASSETS

The Company’s other assets are comprised of the following:

	As of	As of
	March 31, 2015	December 31, 2014

	(in thousands)
Restricted cash	$5,934	$5,934
Long-term investments	44,105	44,095
Prepaid land rent	136,073	134,148
Straight-line rent receivable	240,450	230,384
Other	54,115	52,482
Total other assets	$480,677	$467,043

5.ACQUISITIONS

The Company acquired 59 communication sites during the three months ended March 31, 2015. These acquisitions were not significant to the Company and, accordingly, a preliminary estimate of the fair value of the assets acquired and liabilities assumed has not been presented. The Company evaluates all acquisitions after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met.

The following table summarizes all of the Company’s cash acquisition capital expenditures:

	For the three months
	ended March 31,
	2015	2014

	(in thousands)
Towers and related intangible assets	$42,630	$918,071
Ground lease buyouts (1)	10,649	9,582
Total cash acquisition capital expenditures	$53,279	$927,653

(1)

In addition, the Company paid $3.3 million and $1.3 million for ground lease extensions and term easements during the three months ended March 31, 2015 and 2014, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

Subsequent to March 31, 2015 and through April 23, 2015, the date of the Company’s most recent public earnings press release, the Company acquired 20 towers for $17.6 million in cash. Subsequent to April 23, 2015 and through the date of this filing, the Company did not complete any material acquisitions.

6.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of March 31, 2015			As of December 31, 2014
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$3,926,022	$(946,412)	$2,979,610	$4,090,129	$(891,374)	$3,198,755
Network location intangibles	1,379,832	(433,450)	946,382	1,402,704	(411,919)	990,785
Intangible assets, net	$5,305,854	$(1,379,862)	$3,925,992	$5,492,833	$(1,303,293)	$4,189,540

All intangible assets noted above are included in the Company’s site leasing segments. The Company amortizes its intangible assets using the straight-line method over an estimated economic life of 15 years. Amortization expense relating to the intangible assets was $91.4 million and $74.8 million for the three months ended March 31, 2015  and 2014, respectively.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of	As of
	March 31, 2015	December 31, 2014

	(in thousands)
Towers and related components	$4,188,307	$4,194,375
Construction-in-process	30,111	35,855
Furniture, equipment, and vehicles	55,562	51,832
Land, buildings, and improvements	443,118	426,974
Total property and equipment	4,717,098	4,709,036
Less: accumulated depreciation	(2,014,910)	(1,946,619)
Property and equipment, net	$2,702,188	$2,762,417

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s site leasing operations. Depreciation expense was $80.4 million and $69.0 million for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and December 31, 2014, non-cash capital expenditures that are included in accounts payable and accrued expenses were $12.7 million and $29.0 million, respectively.

8.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of	As of
	March 31, 2015	December 31, 2014

	(in thousands)
Costs incurred on uncompleted contracts	$90,204	$113,654
Estimated earnings	38,647	48,949
Billings to date	(107,364)	(143,323)
	$21,487	$19,280

These amounts are included in the accompanying Consolidated Balance Sheets under the following captions:

	As of	As of
	March 31, 2015	December 31, 2014

	(in thousands)
Costs and estimated earnings in excess of billings on
uncompleted contracts	$29,209	$30,078
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(7,722)	(10,798)
	$21,487	$19,280

Eight significant customers comprised 97.0% and 92.7% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings on uncompleted contracts at March 31, 2015 and December 31, 2014, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	March 31, 2015	December 31, 2014

	(in thousands)
Accrued earnouts	$13,353	$15,086
Salaries and benefits	8,879	13,440
Real estate and property taxes	5,794	5,331
Other	27,593	31,696
Total accrued expenses	$55,619	$65,553

10.     DEBT

The carrying and principal values of debt consist of the following (in thousands):

		As of			As of
		March 31, 2015			December 31, 2014
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
5.625% Senior Notes	Oct. 1, 2019	$500,000	$526,250	$500,000	$500,000	$511,250	$500,000
5.750% Senior Notes	July 15, 2020	800,000	839,000	800,000	800,000	816,000	800,000
4.875% Senior Notes	July 15, 2022	750,000	731,250	744,311	750,000	721,875	744,150
2010 Tower Securities	April 17, 2017	550,000	573,359	550,000	550,000	576,901	550,000
2012 Tower Securities	Dec. 15, 2017	610,000	620,547	610,000	610,000	620,175	610,000
2013-1C Tower Securities	April 17, 2018	425,000	424,681	425,000	425,000	420,776	425,000
2013-2C Tower Securities	April 17, 2023	575,000	593,941	575,000	575,000	584,344	575,000
2013-1D Tower Securities	April 17, 2018	330,000	329,987	330,000	330,000	330,551	330,000
2014-1C Tower Securities	Oct. 15, 2019	920,000	933,349	920,000	920,000	920,515	920,000
2014-2C Tower Securities	Oct. 15, 2024	620,000	646,034	620,000	620,000	629,474	620,000
Revolving Credit Facility	Feb. 5, 2020	235,000	235,000	235,000	125,000	125,000	125,000
2012-1 Term Loan	May 9, 2017	168,750	168,539	168,750	172,500	171,422	172,500
2014 Term Loan	Mar. 24, 2021	1,488,750	1,481,306	1,485,518	1,492,500	1,458,919	1,489,149
Total debt		$7,972,500	$8,103,243	$7,963,579	$7,870,000	$7,887,202	$7,860,799
Less: current maturities of long-term debt				(33,750)			(32,500)
Total long-term debt, net of current maturities				$7,929,829			$7,828,299

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	For the three months ended March 31,
	2015		2014
	Cash	Non-cash	Cash	Non-cash
	Interest	Interest	Interest	Interest

	(in thousands)
4.0% Convertible Senior Notes	$—	$—	$4,998	$10,202
8.25% Senior Notes	—	—	5,027	48
5.625% Senior Notes	7,031	—	7,031	—
5.75% Senior Notes	11,500	—	11,500	—
4.875% Senior Notes	9,141	161	—	—
2010 Tower Securities	7,058	—	14,345	—
2012 Tower Securities	4,531	—	4,521	—
2013 Tower Securities	10,804	—	10,804	—
2014 Tower Securities	12,785	—	—	—
Revolving Credit Facility	1,571	—	1,332	—
2011 Term Loan	—	—	696	7
2012-1 Term Loan	1,153	—	1,000	—
2012-2 Term Loan	—	—	424	4
2014 Term Loan	12,125	119	4,130	43
Other	(45)	—	219	—
Total	$77,654	$280	$66,027	$10,304

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

As amended February 2015, the Revolving Credit Facility consists of a revolving loan under which up to $1.0 billion aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing.  Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (i) the Eurodollar Rate plus a margin that ranges from 137.5 basis points to 200.0 basis points or (ii) the Base Rate plus a margin that ranges from 37.5 basis points to 100.0 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement.  In addition, SBA Senior Finance II is required to pay a commitment fee of 0.25% per annum on the amount of unused commitment.  If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, February 5, 2020.  The proceeds available under the Revolving Credit Facility may be used for general corporate purposes.  SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period. As of March 31, 2015, the Revolving Credit Facility was accruing interest at 1.93% per annum.

During the three months ended March 31, 2015, the Company borrowed $135.0 million and repaid $25.0 million of the outstanding balance under the Revolving Credit Facility. As of March 31, 2015, $235.0 million was outstanding under the Revolving Credit Facility.

Subsequent to March 31, 2015, there have been no borrowings or repayments under the Revolving Credit Facility. As of the date of this filing, $235.0 million was outstanding under the Revolving Credit Facility, and the amount available based on specified covenants under the facility was $765.0 million.

As of March 31, 2015, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Term Loans under the Senior Credit Agreement

2012-1 Term Loan

The 2012-1 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $200.0 million that matures on May 9, 2017. The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of March 31, 2015, the 2012-1 Term Loan was accruing interest at 2.43% per annum. Principal payments on the 2012-1 Term Loan commenced on September 30, 2012 and are being made in quarterly installments on the last day of each March, June, September, and December, in an amount equal to $2.5 million for each of the first eight quarters, $3.8 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-1 Term Loan without premium or penalty. To the extent not previously repaid, the 2012-1 Term Loan will be due and payable on the maturity date. The 2012-1 Term Loan was issued at par. The Company incurred deferred financing fees of $2.7 million in relation to this transaction which are being amortized through the maturity date.

During the three months ended March 31, 2015, the Company repaid $3.8 million of principal on the 2012-1 Term Loan. As of March 31, 2015, the 2012-1 Term Loan had a principal balance of $168.8 million.

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021. The 2014 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of March 31, 2015, the 2014 Term Loan was accruing interest at

3.25% per annum. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. The Company incurred deferred financing fees of approximately $12.9 million to date in relation to this transaction which are being amortized through the maturity date.

During the three months ended March 31, 2015, the Company repaid $3.8 million of principal on the 2014 Term Loan. As of March 31, 2015, the 2014 Term Loan had a principal balance of $1.5 billion.

Secured Tower Revenue Securities

2010 Tower Securities

On April 16, 2010, the Company, through a New York common law trust (the “Trust”), issued $550.0 million of Secured Tower Revenue Securities Series 2010-2 (the “2010 Tower Securities”). The 2010 Tower Securities have an annual interest rate of 5.101%. The anticipated repayment date and the final maturity date for the 2010 Tower Securities are April 17, 2017 and April 15, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those entities that are borrowers on the mortgage loan (the “Borrowers”). The Company incurred deferred financing fees of $8.1 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2010 Tower Securities.

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

2014 Tower Securities

On October 15, 2014, the Company, through the Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C which have an anticipated repayment date of October 15, 2019 and a final maturity date of October 17, 2044, and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C which have an anticipated repayment date of October 15, 2024 and a final maturity date of October 15, 2049 (collectively the “2014 Tower Securities”). The aggregate $1.54 billion of 2014 Tower Securities have a blended interest rate of 3.289% and a weighted average life through the anticipated repayment date of 7.0 years. The Company incurred deferred financing fees of $22.4 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2014 Tower Securities.

As of March 31, 2015, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

4.0% Convertible Senior Notes due 2014

The 4.0% Convertible Senior Notes (the “4.0% Notes”) matured and were repaid on October 1, 2014. During the three months ended March 31, 2015, the Company settled the remaining outstanding warrants originally sold in connection with its 4.0% Notes. The warrants represented approximately 2.1 million underlying shares of Class A common stock, and the Company satisfied its obligations by paying $150.9 million in cash, of which $15.6 million was paid in the second quarter of 2015.

Senior Notes

5.75% Senior Notes

On July 13, 2012, SBA Telecommunications, LLC (“Telecommunications”) issued $800.0 million of unsecured senior notes due July 15, 2020 (the “5.75% Notes”). The 5.75% Notes accrue interest at a rate of 5.75% and were issued at par. Interest on the 5.75% Notes is due semi-annually on July 15 and January 15 of each year. The Company incurred deferred financing fees of $14.0 million in relation to this transaction which are being amortized through the maturity date.

SBA Communications Corporation (“SBAC”) is a holding company with no business operations of its own and its only significant asset is the outstanding capital stock of Telecommunications. Telecommunications is 100% owned by SBAC.  SBAC has fully and unconditionally guaranteed the Senior Notes issued by Telecommunications.

5.625% Senior Notes

On September 28, 2012, the Company issued $500.0 million of unsecured senior notes due October 1, 2019 (the “5.625% Notes”). The 5.625% Notes accrue interest at a rate of 5.625% per annum and were issued at par. Interest on the 5.625% Notes is due semi-annually on April 1 and October 1 of each year. The Company incurred deferred financing fees of $8.6 million in relation to this transaction which are being amortized through the maturity date.

4.875% Senior Notes

On July 1, 2014, the Company issued $750.0 million of unsecured senior notes due July 15, 2022 (the “4.875% Notes”). The 4.875% Notes accrue interest at a rate of 4.875% per annum and were issued at 99.178% of par value. Interest on the 4.875% Notes is due semi-annually on January 15 and July 15 of each year. The Company incurred deferred financing fees of $11.6 million in relation to this transaction which are being amortized through the maturity date.

11.SHAREHOLDERS’ EQUITY

Common Stock equivalents

The Company has potential common stock equivalents related to its outstanding stock options (see Note 12), restricted stock units, the warrants related to the 4.0% Notes (see Note 10), and for the first quarter of 2014, the 4.0% Notes. These potential common stock equivalents were considered in the Company’s diluted earnings (loss) per share calculation (see Note 15).

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

During the three months ended March 31, 2015, the Company did not repurchase any shares in conjunction with the stock repurchase program. As of March 31, 2015, the Company had a remaining authorization to repurchase an additional $150.0 million of its common stock under its current $300.0 million stock repurchase program.

12.STOCK-BASED COMPENSATION

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

	For the three months ended
	March 31,
	2015	2014
Risk free interest rate	1.31% - 1.45%	1.15%
Dividend yield	0.0%	0.0%
Expected volatility	20.0%	22.0%
Expected lives	4.6 years	4.4 years

The following table summarizes the Company’s activities with respect to its stock option plans for the three months ended March 31, 2015 as follows (dollars and number of shares in thousands, except for per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2014	3,276	$66.85
Granted	1,038	$124.56
Exercised	(217)	$46.91
Canceled	(12)	$102.71
Outstanding at March 31, 2015	4,085	$82.53	5.1	$148,878
Exercisable at March 31, 2015	1,591	$54.58	3.7	$99,482
Unvested at March 31, 2015	2,494	$100.38	6.0	$49,396

The weighted-average fair value of options granted during the three months ended March 31, 2015 and 2014 was $24.76 and $19.48, respectively. The total intrinsic value for options exercised during the three months ended March 31, 2015 and 2014 was $16.2 million and $23.0 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2015:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value per
	Units	Share
	(in thousands)
Outstanding at December 31, 2014	295	$73.55
Granted	104	$124.56
Vested	(112)	$64.01
Forfeited/canceled	(1)	$102.59
Outstanding at March 31, 2015	286	$95.60

13.INCOME TAXES

The primary reason for the difference in the Company’s effective tax rate and the US statutory rate is a result of the Company having a full valuation allowance on its US net deferred tax assets. The Company has concluded that it is not more likely than not that its deferred tax assets will be realized and has recorded a full valuation allowance. A foreign tax provision is recognized because certain international subsidiaries of the Company have profitable operations or a net deferred tax liability position.

14.SEGMENT DATA

The Company operates in two business segments  (site leasing and site development) and has three reportable segments (domestic site leasing, international site leasing, and site development).  The Company’s site leasing segments offer different services than its site development segment, and each are strategic business units. They are managed separately based on the fundamental differences in their operations. The domestic and international site leasing segments include results of the managed and sublease businesses. The site development segment includes the results of both consulting and construction related activities.

Revenues, cost of revenues (exclusive of depreciation, accretion and amortization), capital expenditures (including assets acquired through the issuance of shares of the Company’s Class A common stock) and identifiable assets pertaining to the segments in which the Company continues to operate are presented below.

Commencing in the second quarter of 2014, the Company revised the presentation of its site leasing business into two reportable segments, domestic site leasing and international site leasing as a result of its international site leasing revenues exceeding 10% of total revenues. All prior periods have been recast to conform to the current year presentation.

				Not
	Domestic Site	Int'l Site	Site	Identified by
	Leasing	Leasing	Development	Segment (1)	Total

For the three months ended March 31, 2015	(in thousands)
Revenues	$305,950	$63,777	$40,367	$—	$410,094
Cost of revenues (2)	61,686	18,531	30,893	—	111,110
Operating profit	244,264	45,246	9,474	—	298,984
Selling, general, and administrative	17,655	3,893	2,122	6,214	29,884
Acquisition related adjustments and expenses	476	863	—	—	1,339
Asset impairment and decommission costs	6,594	228	—	—	6,822
Depreciation, amortization and accretion	137,460	32,426	707	1,260	171,853
Operating income (loss)	82,079	7,836	6,645	(7,474)	89,086
Other expense (principally interest expense
and other expense)				(165,153)	(165,153)
Loss before provision for income taxes					(76,067)
Cash capital expenditures (3)	91,402	21,775	1,831	7,835	122,843

For the three months ended March 31, 2014
Revenues	$275,061	$34,259	$36,230	$—	$345,550
Cost of revenues (2)	62,214	7,526	27,427	—	97,167
Operating profit	212,847	26,733	8,803	—	248,383
Selling, general, and administrative	16,852	3,725	1,956	2,143	24,676
Acquisition related adjustments and expenses	4,513	4,048	—	—	8,561
Asset impairment and decommission costs	2,777	791	—	—	3,568
Depreciation, amortization and accretion	125,418	17,017	519	1,488	144,442
Operating income (loss)	63,287	1,152	6,328	(3,631)	67,136
Other expense (principally interest expense
and other expense)				(64,043)	(64,043)
Income before provision for income taxes					3,093
Cash capital expenditures (3)	274,140	683,559	759	1,548	960,006

				Not
	Domestic Site	Int'l Site	Site	Identified by
	Leasing	Leasing	Development	Segment (1)	Total

	(in thousands)
Assets
As of March 31, 2015	$5,485,484	$1,735,673	$68,195	$237,947	$7,527,299
As of December 31, 2014	$5,554,753	$1,989,571	$78,633	$218,168	$7,841,125

(1)Assets not identified by segment consist primarily of general corporate assets.

(2)Excludes depreciation, amortization, and accretion.

(3)Includes cash paid for capital expenditures and acquisitions and vehicle capital lease additions.

15.EARNINGS PER SHARE

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

The following table sets forth basic and diluted income from continuing operations per common share for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	For the three months
	ended March 31,
	2015	2014
Numerator:
Net (loss) income	$(79,030)	$1,407
Denominator:
Basic weighted-average shares outstanding	129,235	128,560
Dilutive impact of stock options and restricted shares	—	1,262
Dilutive impact of common stock warrants	—	8,534
Diluted weighted-average shares outstanding	129,235	138,356
Earnings (loss) per share attributable to continuing operations:
Basic	$(0.61)	$0.01
Diluted	$(0.61)	$0.01

For the three months ended March 31, 2015, all potential common stock equivalents, including 4.1 million shares of stock options outstanding and 0.3 million shares of restricted stock outstanding, were excluded as the effect would be anti-dilutive. For the three months ended March 31, 2014, the diluted weighted average number of common shares outstanding excluded 0.3 million shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive. For the three months ended March 31, 2014, 16.5 million common share equivalents related to the 4.0% Notes were excluded from the dilutive common shares because the impact would be anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications tower structures, rooftops and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in Brazil, Canada, and Central America. Our primary business line is our site leasing business, which contributed 96.8% of our total segment operating profit for the three months ended March 31, 2015. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of March 31, 2015, we owned 24,393 sites, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 5,000 actual or potential sites, approximately 500 of which were revenue producing as of March 31, 2015. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

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

In our Central American markets, significantly all of our revenue, expenses, and capital expenditures arising from our new build activities are denominated in U.S. dollars. Specifically, most of our ground leases, tenant leases, and tower-related expenses are due and paid in U.S. dollars. In our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In our Canadian and Brazilian operations, significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases, and other tower-related expenses are denominated in local currency.

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

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five year periods at our option and provide for rent escalators which typically average 2-3% annually, or in Brazil adjust in accordance with a standard cost of living index. As of March 31, 2015, approximately 73% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	For the three months ended
	March 31,

Segment operating profit as a percentage of total	2015	2014

Domestic site leasing	81.7%	85.7%
International site leasing	15.1%	10.8%
Total site leasing	96.8%	96.5%

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

Critical Accounting Policies and Estimates

We have identified the policies and significant estimation processes listed in the Annual Report on Form 10-K as critical to our business operations and the understanding of our results of operations. The listing is not intended to be a comprehensive list. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 of our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates and such differences could be significant.

RESULTS OF OPERATIONS

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Revenues and Segment Operating Profit:

	For the three months ended
	March 31,		Dollar	Percentage
	2015	2014	Change	Change

Revenues	(in thousands)
Domestic site leasing	$305,950	$275,061	$30,889	11.2%
International site leasing	63,777	34,259	29,518	86.2%
Site development	40,367	36,230	4,137	11.4%
Total	$410,094	$345,550	$64,544	18.7%
Cost of Revenues
Domestic site leasing	$61,686	$62,214	$(528)	(0.8%)
International site leasing	18,531	7,526	11,005	146.2%
Site development	30,893	27,427	3,466	12.6%
Total	$111,110	$97,167	$13,943	14.3%
Operating Profit
Domestic site leasing	$244,264	$212,847	$31,417	14.8%
International site leasing	45,246	26,733	18,513	69.3%
Site development	9,474	8,803	671	7.6%

Revenues

Total revenues increased $64.5 million for the three months ended March 31, 2015, as compared to the prior year, due largely to (i) revenues from 4,089 towers acquired and 504 towers built since January 1, 2014 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments which increased the related rent to compensate for additional equipment added to our towers. The increase in total revenues includes the negative impact of $3.5 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Domestic site leasing revenues increased $30.9 million for the three months ended March 31, 2015, as compared to the prior year, due largely to (i) revenues from 377 towers acquired and 164 towers built since January 1, 2014 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments which increased the related rent to compensate for additional equipment added to our towers.

International site leasing revenues increased $29.5 million for the three months ended March 31, 2015, as compared to the prior year, due largely to (i) revenues from 3,712 towers acquired, primarily the acquisition of 3,648 towers from two Oi S.A. acquisitions in March 2014 and December 2014, and 340 towers built since January 1, 2014 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments which increased the related rent to compensate for additional equipment added to our towers. The increase in international site leasing revenues includes the negative impact of $3.5 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Site development revenues increased $4.1 million for the three months ended March 31, 2015, as compared to the prior year, as a result of an increase in the volume of work performed due to the timing of our wireless carrier customers’ initiatives, in particular the Sprint 2.5 GHz initiative.

Operating Profit

Domestic site leasing segment operating profit increased  $31.4 million for the three months ended March 31, 2015, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since January 1, 2014  and organic site leasing growth as noted above, (ii) improving control of our site leasing cost of revenue, and (iii) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased  $18.5 million for the three months ended March 31, 2015, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since January 1, 2014  and organic site leasing growth as noted above, (ii) improving control of our site leasing cost of revenue, and (iii) the positive impact of our ground lease purchase program. The increase in international segment operating profit includes the negative impact of $2.8 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Site development segment operating profit increased  $0.7 million for the three months ended March 31, 2015 as compared to the prior year, primarily due to higher margin carrier direct work performed in the current year, in particular the Sprint 2.5 GHz initiative.

Selling, General, and Administrative Expenses:

	For the three months ended
	March 31,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Total	$29,884	$24,676	$5,208	21.1%

Selling, general, and administrative expenses increased  $5.2 million for the three months ended March 31, 2015, as compared to the prior year, primarily as a result of an increase in personnel, salaries, benefits, non-cash compensation, and other support costs due in large part to our continued portfolio expansion. The increase in selling, general, and administrative expenses includes the positive impact of $0.3 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Acquisition Related Adjustments and Expenses:

	For the three months ended
	March 31,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Domestic site leasing	$476	$4,513	$(4,037)	(89.5%)
International site leasing	863	4,048	(3,185)	(78.7%)
Total	$1,339	$8,561	$(7,222)	(84.4%)

Acquisition related adjustments and expenses decreased  $7.2 million for the three months ended March 31, 2015, as compared to the prior year, primarily as a result of a reduction in the number of acquisitions compared to the prior year which included 2,007 towers acquired from Oi S.A., as well as, $2.2 million related to the reduction of estimated pre-acquisition contingencies. The decrease in acquisition related adjustments and expenses includes the positive impact of $0.9 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Asset Impairment and Decommission Costs:

	For the three months ended
	March 31,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Domestic site leasing	$6,594	$2,777	$3,817	137.5%
International site leasing	228	791	(563)	(71.2%)
Total	$6,822	$3,568	$3,254	91.2%

Asset impairment and decommission costs increased $3.3 million for the three months ended March 31, 2015, as compared to the prior year, primarily as a result of a  $2.2 million increase related to the disposition of higher net book value towers and an increase in other third party decommission costs. In addition, the increase in the asset impairment and decommission costs includes $1.1 million in disposal costs related to our former corporate headquarters building for the three months ended March 31, 2015.

Depreciation, Accretion, and Amortization Expenses:

	For the three months ended
	March 31,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Domestic site leasing	$137,460	$125,418	$12,042	9.6%
International site leasing	32,426	17,017	15,409	90.6%
Total site leasing	$169,886	$142,435	$27,451	19.3%
Site development	707	519	188	36.2%
Not identified by segment	1,260	1,488	(228)	(15.3%)
Total	$171,853	$144,442	$27,411	19.0%

Depreciation, accretion, and amortization expense increased  $27.4 million for the three months ended March 31, 2015, as compared to the prior year, due to the increase in the number of towers we acquired and built since January 1, 2014. The increase in depreciation, accretion, and amortization expense includes the positive impact of $1.6 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Operating Income:

	For the three months ended
	March 31,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Domestic site leasing	$82,079	$63,287	$18,792	29.7%
International site leasing	7,836	1,152	6,684	580.2%
Total site leasing	$89,915	$64,439	$25,476	39.5%
Site development	6,645	6,328	317	5.0%
Not identified by segment	(7,474)	(3,631)	(3,843)	105.8%
Total	$89,086	$67,136	$21,950	32.7%

Domestic site leasing operating income increased $18.8 million for the three months ended March 31, 2015, as compared to the prior year, primarily due to higher segment operating profit and a reduction in acquisition related adjustments and expenses, partially offset by increases in asset impairment and decommission costs and depreciation, accretion, and amortization expense.

International site leasing operating income increased $6.7 million for the three months ended March 31, 2015, as compared to the prior year, primarily due to higher segment operating profit and a reduction in acquisition related adjustments and expenses, partially offset by increases in depreciation, accretion, and amortization expense. Fluctuations in foreign currency exchange rates had an immaterial impact for the three months ended March 31, 2015 when compared to the prior year.

Site development operating income increased $0.3 million for the three months ended March 31, 2015, as compared to the prior year, primarily due to higher segment operating profit, partially offset by increases in selling, general, and administrative expenses and depreciation, accretion, and amortization expense.

Other Income (Expense):

	For the three months ended
	March 31,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Interest income	$293	$86	$207	240.7%
Interest expense	(77,654)	(66,027)	(11,627)	17.6%
Non-cash interest expense	(280)	(10,304)	10,024	(97.3%)
Amortization of deferred financing fees	(4,544)	(4,237)	(307)	7.2%
Loss from extinguishment of debt, net	—	(1,951)	1,951	(100.0%)
Other (expense) income	(82,968)	18,390	(101,358)	(551.2%)
Total	$(165,153)	$(64,043)	$(101,110)	157.9%

Interest expense increased  $11.6 million due to the higher average principal amount of cash-interest bearing debt outstanding for the three months ended March 31, 2015 compared to the prior year, primarily resulting from the issuance of the 2014 Tower Securities and the 4.875% Notes, partially offset by the full repayment of the 2010-1C Tower Securities, the full redemption of the 8.25% Notes, and the settlement of the 4.0% Notes.

Non-cash interest expense decreased  $10.0 million for the three months ended March 31, 2015, as compared to the prior year, primarily due to the maturity of the 4.0% Notes as well as the full redemption of the 8.25% Notes.

Loss from extinguishment of debt decreased  $2.0 million for the three months ended March 31, 2015, as compared to the prior year, primarily due to the repayment of the 2011 Term Loan and the 2012-2 Term Loan during the prior year quarter.

Other expense increased by $101.4 million for the three months ended March 31, 2015, as compared to the prior year, primarily due to a $84.0 million loss related to the remeasurement of an  intercompany loan not denominated in the functional currency during the three months ended March 31, 2015 as compared to a $17.9 million gain realized on the settlement of two foreign currency contracts which were entered into and settled during the first quarter of 2014 in order to hedge the purchase price of the Oi S.A. acquisition in Brazil which closed March 31, 2014.

Net (Loss) Income:

	For the three months ended
	March 31,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Net (loss) income	$(79,030)	$1,407	$(80,437)	(5,716.9%)

Net loss was $79.0 million for the three months ended March 31, 2015 as compared to net income of $1.4 million in the prior year, an increase of $80.4 million. The increase is primarily due to an increase in other expense, selling, general and administrative expenses,  depreciation, accretion, and amortization expense, and interest expense, offset by an increase in our total segment operating profit and a decrease in acquisition related adjustments and expenses as compared to the prior year quarter. The increase in net loss includes the positive impact of $0.1 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

NON-GAAP FINANCIAL MEASURES

This report contains information regarding a non-GAAP measure, Adjusted EBITDA. We have provided below a description of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure and an explanation as to why management utilizes this measure.

Adjusted EBITDA

We define Adjusted EBITDA as net (loss) income excluding the impact of non-cash straight-line leasing revenue, non-cash straight-line ground lease expense, non-cash compensation, net loss from extinguishment of debt, other income and expenses, acquisition related adjustments and expenses, asset impairment and decommission costs, interest income, interest expenses, depreciation, accretion, and amortization, and provision for or benefit from taxes.

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

	For the three months ended
	March 31,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Net (loss) income	$(79,030)	$1,407	$(80,437)	(5,716.9%)
Non-cash straight-line leasing revenue	(14,235)	(11,027)	(3,208)	29.1%
Non-cash straight-line ground lease expense	8,716	8,973	(257)	(2.9%)
Non-cash compensation	6,988	4,618	2,370	51.3%
Loss from extinguishment of debt, net	—	1,951	(1,951)	(100.0%)
Other expense (income)	82,968	(18,390)	101,358	(551.2%)
Acquisition related adjustments and expenses	1,339	8,561	(7,222)	(84.4%)
Asset impairment and decommission costs	6,822	3,568	3,254	91.2%
Interest income	(293)	(86)	(207)	240.7%
Interest expense (1)	82,478	80,568	1,910	2.4%
Depreciation, accretion, and amortization	171,853	144,442	27,411	19.0%
Provision for taxes (2)	3,420	2,084	1,336	64.1%
Adjusted EBITDA	$271,026	$226,669	$44,357

(1)Interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.

(2)Provision for taxes includes $457 and $398 of franchise taxes reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations for the three months ended March 31, 2015 and 2014, respectively.

Adjusted EBITDA was $271.0 million for the three months ended March 31, 2015 as compared to $226.7 million for the three months ended March 31, 2014. The increase of $44.4 million is primarily the result of increased segment operating profit from our domestic site leasing, international site leasing, and site development segments offset partially by the increase in our cash selling, general, and administrative expenses. The increase in Adjusted EBITDA includes the negative impact of $2.0 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

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

A summary of our cash flows is as follows:

	For the three months ended
	March 31,
	2015	2014

	(in thousands)
Cash provided by operating activities	$178,408	$160,215
Cash used in investing activities	(121,554)	(941,556)
Cash (used in) provided by financing activities	(31,529)	964,162
Increase in cash and cash equivalents	25,325	182,821
Effect of exchange rate changes on cash and cash equivalents	(2,397)	17,981
Cash and cash equivalents, beginning of the period	39,443	122,112
Cash and cash equivalents, end of the period	$62,371	$322,914

Operating Activities

Cash provided by operating activities was $178.4 million for the three months ended March 31, 2015 as compared to $160.2 million for the three months ended March 31, 2014. This increase was primarily due to an increase in segment operating profit from domestic site leasing, international site leasing, and site development operating segments and a decrease in acquisition related adjustments and expenses partially offset by increases in cash outflows associated with working capital changes, increased selling, general, and administrative expenses, and increased cash interest payments relating to the higher average amount of cash-interest bearing debt outstanding for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 and the timing of interest payments related to our 4.875% Notes.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the three months
	ended March 31,
	2015	2014

	(in thousands)
Acquisitions (1)	$42,630	$918,071
Construction and related costs on new tower builds	31,037	16,236
Augmentation and tower upgrades	22,232	11,120
Ground lease buyouts (2)	10,649	9,582
Purchase/refurbishment of headquarters building	7,455	144
Tower maintenance	6,421	2,965
General corporate	955	1,773
Total cash capital expenditures	$121,379	$959,891

(1)	Included in our cash capital expenditures for the three months ended March 31, 2014 is $673.9 million related to our acquisition of 2,007 towers from Oi S.A. which closed on March 31, 2014.
(2)	Excludes $3.3 million and $1.3 million spent on ground lease extensions and term easements for the three months ended March 31, 2015 and 2014, respectively.

Subsequent to March 31, 2015 and through April 23, 2015, the date of our most recent public earnings press release, we acquired 20 towers for $17.6 million in cash. Subsequent to April 23, 2015 and through the date of this filing, we did not complete any material acquisitions.

During all of 2015, inclusive of the capital expenditures made during the three months ended March 31, 2015, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $29.0 million to $39.0 million and discretionary cash capital expenditures, based on current acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $540.0 million to $560.0 million as well as potential, additional tower acquisitions not yet under contract. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

On February 5, 2015, we entered into an amendment to our Revolving Credit Facility to (1) increase the size of the facility by $230.0 million to $1.0 billion, (2) extend the maturity date to February 5, 2020, and (3) lower the applicable interest rate margins and commitment fees depending on Borrower leverage (as defined in the Senior Credit Agreement).

During the three months ended March 31, 2015, we borrowed $135.0 million and repaid $25.0 million under the Revolving Credit Facility. As of March 31, 2015, we had $235.0 million outstanding under the $1.0 billion Revolving Credit Facility. As of the date of this filing, $235.0 million was outstanding under the Revolving Credit Facility, and the amount available based on specified covenants under the facility was $765.0 million.

During the first quarter, we settled the remaining outstanding warrants originally sold in connection with the 4.0% Notes. The warrants represented approximately 2.1 million underlying shares of Class A common stock, and we satisfied our obligations by paying $150.9 million in cash, of which $15.6 million was paid in the second quarter of 2015.

During the three months ended March 31, 2015, we did not repurchase any shares of our Class A common stock under our stock repurchase program. As of March 31, 2015, we had a remaining authorization to repurchase $150.0 million of Class A common stock under our current $300.0 million stock repurchase program.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the three months ended March 31, 2015, we did not issue any shares of Class A common stock under this registration statement. As of March 31, 2015, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

On March 3, 2015, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. No shares were issued in 2014 or through the date of this filing.

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

SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period. As of March 31, 2015, the Revolving Credit Facility was accruing interest at 1.93% per annum.

During the three months ended March 31, 2015, we borrowed $135.0 million and repaid $25.0 million of the outstanding balance under the Revolving Credit Facility. As of March 31, 2015, $235.0 million was outstanding under the Revolving Credit Facility.

Subsequent to March 31, 2015, there have been no borrowings or repayments under the Revolving Credit Facility. As of the date of this filing, $235.0 million was outstanding under the Revolving Credit Facility, and the amount available based on specified covenants under the facility was $765.0 million.

As of March 31, 2015, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Term Loans under the Senior Credit Agreement

2012-1 Term Loan

The 2012-1 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $200.0 million that matures on May 9, 2017. The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of March 31, 2015, the 2012-1 Term Loan was accruing interest at 2.43% per annum. Principal payments on the 2012-1 Term Loan commenced on September 30, 2012 and are being made in quarterly installments on the last day of each March, June, September and December, in an amount equal to $2.5 million for each of the first eight quarters, $3.8 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-1 Term Loan without premium or penalty. To the extent not previously repaid, the 2012-1 Term Loan will be due and payable on the maturity date. The 2012-1 Term Loan was issued at par. We incurred deferred financing fees of $2.7 million in relation to this transaction which are being amortized through the maturity date.

During the three months ended March 31, 2015, we repaid $3.8 million of principal on the 2012-1 Term Loan. As of March 31, 2015, the 2012-1 Term Loan had a principal balance of $168.8 million.

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021. The 2014 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of March 31, 2015, the 2014 Term Loan was accruing interest at 3.25% per annum.  Principal payments on the 2014 Term Loan commenced on September 30, 2014 and will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan. We incurred deferred financing fees of approximately $12.9 million to date in relation to this transaction which are being amortized through the maturity date.

During the three months ended March 31, 2015, we repaid $3.8 million of principal on the 2014 Term Loan. As of March 31, 2015, the 2014 Term Loan had a principal balance of $1.5 billion.

Secured Tower Revenue Securities

2010 Tower Securities

On April 16, 2010, we, through a New York common law trust (the “Trust”), issued $550.0 million of Secured Tower Revenue Securities Series 2010-2 (the “2010 Tower Securities”). The 2010 Tower Securities have an annual interest rate of 5.101%. The anticipated repayment date and the final maturity date for the 2010 Tower Securities are April 17, 2017 and April 15, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those entities that are borrowers on the mortgage loan (the “Borrowers”). We incurred deferred financing fees of $8.1 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2010 Tower Securities.

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

2014 Tower Securities

On October 15, 2014, we, through the Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C which have an anticipated repayment date of October 15, 2019 and a final maturity date of October 17, 2044 and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C which have an anticipated repayment date of October 15, 2024 and a final maturity date of October 15, 2049 (collectively the “2014 Tower Securities”). The aggregate $1.54 billion of 2014 Tower Securities have a blended interest rate of 3.289% and a weighted average life through the anticipated repayment date of 7.0 years. We have incurred deferred financing fees of $22.4 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2014 Tower Securities.

As of March 31, 2015, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

Senior Notes

5.75% Senior Notes

On July 13, 2012, Telecommunications issued $800.0 million of unsecured senior notes due July 15, 2020 (the “5.75% Notes”). The 5.75% Notes accrue interest at a rate of 5.75% and were issued at par. Interest on the 5.75% Notes is due semi-annually on July 15 and January 15 of each year. We incurred deferred financing fees of $14.0 million in relation to this transaction which are being amortized through the maturity date.

5.625% Senior Notes

On September 28, 2012, we issued $500.0 million of unsecured senior notes due October 1, 2019 (the “5.625% Notes”). The 5.625% Notes accrue interest at a rate of 5.625% per annum and were issued at par. Interest on the 5.625% Notes is due semi-annually on April 1 and October 1 of each year. We incurred deferred financing fees of $8.6 million in relation to this transaction which are being amortized through the maturity date.

4.875% Senior Notes

On July 1, 2014, we issued $750.0 million of unsecured senior notes due July 15, 2022 (the “4.875% Notes”). The 4.875% Notes accrue interest at a rate of 4.875% per annum and were issued at 99.178% of par value. Interest on the 4.875% Notes is due semi-annually on January 15 and July 15 of each year. We incurred deferred financing fees of $11.6 million in relation to this transaction which are being amortized through the maturity date.

Debt Service

As of March 31, 2015, we believe that our cash on hand, capacity available under our Revolving Credit Facility, our cash flows from operations for the next twelve months, and future financings will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months based on the amounts outstanding as of March 31, 2015 and the interest rates accruing on those amounts on such date (in thousands):

5.625% Senior Notes due 2019	$28,125
5.750% Senior Notes due 2020	46,000
4.875% Senior Notes due 2022	36,563
5.101% Secured Tower Revenue Securities Series 2010-2	28,230
2.933% Secured Tower Revenue Securities Series 2012	18,085
2.240% Secured Tower Revenue Securities Series 2013-1C	9,655
3.722% Secured Tower Revenue Securities Series 2013-2C	21,584
3.598% Secured Tower Revenue Securities Series 2013-1D	11,978
2.898% Secured Tower Revenue Securities Series 2014-1C	26,954
3.869% Secured Tower Revenue Securities Series 2014-2C	24,185
Revolving Credit Facility	6,448
2012-1 Term Loan A	22,691
2014 Term Loan B	63,202
Total debt service for next 12 months	$343,699

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These risks arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of March 31, 2015:

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value

Debt:	(in thousands)
5.625% Senior Notes due 2019	$—	$—	$—	$—	$500,000	$—	$500,000	$526,250
5.750% Senior Notes due 2020	—	—	—	—	—	800,000	800,000	839,000
4.875% Senior Notes due 2022	—	—	—	—	—	750,000	750,000	731,250
5.101% 2010-2 Tower
Securities (1)	—	—	550,000	—	—	—	550,000	573,359
2.933% 2012 Tower
Securities (1)	—	—	610,000	—	—	—	610,000	620,547
2.240% 2013-1C Tower
Securities (1)	—	—	—	425,000	—	—	425,000	424,681
3.722% 2013-2C Tower
Securities (1)	—	—	—	—	—	575,000	575,000	593,941
3.598% 2013-1D Tower
Securities (1)	—	—	—	330,000	—	—	330,000	329,987
2.898% 2014-1C Tower
Securities (1)	—	—	—	—	920,000	—	920,000	933,349
3.869% 2014-2C Tower
Securities (1)	—	—	—	—	—	620,000	620,000	646,034
Revolving Credit Facility	—	—	—	—	—	235,000	235,000	235,000
2012-1 Term Loan	13,750	20,000	135,000	—	—	—	168,750	168,539
2014 Term Loan	11,250	15,000	15,000	15,000	15,000	1,417,500	1,488,750	1,481,306
Total debt obligation	$25,000	$35,000	$1,310,000	$770,000	$1,435,000	$4,397,500	$7,972,500	$8,103,243

(1)	The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 17, 2017 and April 15, 2042, respectively.

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

Our current primary market risk exposure is interest rate risk relating to (1) our ability to refinance our debt at commercially reasonable rates, if at all, and (2) interest rate risk relating to the impact of interest rate movements on our 2012-1 Term Loan and 2014 Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil and Canada and to a lesser extent in Costa Rica, Guatemala, Nicaragua, El Salvador, and Panama. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil and Canada, we receive all of our revenue and pay all of our operating expenses in local currency. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the three months ended March 31, 2015, approximately 12.0% of our revenues and approximately 13.5% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Reais from the quoted foreign currency exchange rates at March 31, 2015. As of March 31, 2015, the analysis indicated that such an adverse movement would have caused our revenues and operating results to fluctuate by approximately 1% for the three months ended March 31, 2015.

As of March 31, 2015, we have incurred intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at March 31, 2015 would have resulted in approximately $46.6 million of unrealized gains or losses that would have been included in Other expense in our condensed consolidated statements of operations for the three months ended March 31, 2015.

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

•

our expectation that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements and the rate of such growth, on an organic basis, in our domestic and international segments;

•	our belief that our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs, and minimal non-discretionary capital expenditures;
•	our expectation that, due to the relatively young age and mix of our tower portfolio, future expenditures required to maintain these towers will be minimal;
•	our expectation that we will grow our cash flows by adding tenants to our towers at minimal incremental costs and executing monetary amendments;
•	our expectations regarding the churn rate of our non-iDEN tenant leases;
•	our intent to grow our tower portfolio, domestically and internationally, and our expectations regarding the pace of such growth;
•	our expectations regarding foreign currency exchange rates;
•	our expectation that we will continue our ground lease purchase program and the estimates of the impact of such program on our financial results;
•	our expectation that we will continue to incur losses;

•

our expectations regarding our future cash capital expenditures, both discretionary and non-discretionary, including expenditures required to maintain, improve, and modify our towers, ground lease purchases, and general corporate expenditures, and the source of funds for these expenditures;

•	our intended use of our liquidity;
•

our expectations regarding our annual debt service in 2015 and thereafter, and our belief that our cash on hand, cash flows from operations for the next twelve months and availability under our Revolving Credit Facility will be sufficient to service our outstanding debt during the next twelve months;

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
•

our ability to successfully manage the risks associated with international operations, including risks relating to political or economic conditions, tax laws, currency restrictions, legal or judicial systems, land ownership, and foreign currency exchange rates;

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

•	natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage;
•	a decrease in demand for our towers; and
•	the introduction of new technologies or changes in a tenant’s business model that may make our tower leasing business less desirable to potential tenants.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of March 31, 2015. Based on such evaluation, such officers have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SBA COMMUNICATIONS CORPORATION

May 8, 2015	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

May 8, 2015	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)