Form 10-Q
period 2015-06-30
SBA COMMUNICATIONS CORP
filed 2015-08-06
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-Accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date:  127,707,070  shares of Class A common stock as of July 31, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30,	December 31,
	2015	2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$69,846	$39,443
Restricted cash	47,061	52,519
Short-term investments	699	5,549
Accounts receivable, net of allowance of $1,052 and $889
at June 30, 2015 and December 31, 2014, respectively	93,374	104,268
Costs and estimated earnings in excess of billings on uncompleted contracts	24,271	30,078
Prepaid expenses and other current assets	109,231	95,031
Total current assets	344,482	326,888
Property and equipment, net	2,787,464	2,762,417
Intangible assets, net	4,031,524	4,189,540
Deferred financing fees, net	93,980	95,237
Other assets	494,413	467,043
Total assets	$7,751,863	$7,841,125

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$29,809	$42,851
Accrued expenses	65,364	65,553
Current maturities of long-term debt	40,000	32,500
Deferred revenue	113,295	120,047
Accrued interest	52,614	53,178
Other current liabilities	12,972	16,921
Total current liabilities	314,054	331,050
Long-term liabilities:
Long-term debt	8,216,400	7,828,299
Other long-term liabilities	354,641	342,576
Total long-term liabilities	8,571,041	8,170,875

Shareholders' deficit:
Preferred stock - par value $.01, 30,000 shares authorized, no shares issued
or outstanding	—	—
Common stock - Class A, par value $.01, 400,000 shares authorized, 128,228 and
129,134 shares issued and outstanding at June 30, 2015 and
December 31, 2014, respectively	1,282	1,291
Additional paid-in capital	1,939,004	2,062,775
Accumulated deficit	(2,743,115)	(2,542,380)
Accumulated other comprehensive loss, net	(330,403)	(182,486)
Total shareholders' deficit	(1,133,232)	(660,800)
Total liabilities and shareholders' deficit	$7,751,863	$7,841,125

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014
Revenues:
Site leasing	$370,462	$340,452	$740,189	$649,771
Site development	40,242	42,968	80,609	79,198
Total revenues	410,704	383,420	820,798	728,969
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion, and
amortization shown below):
Cost of site leasing	81,731	75,382	161,950	145,122
Cost of site development	30,381	32,056	61,274	59,483
Selling, general, and administrative (1)	28,262	25,441	58,145	50,118
Acquisition related adjustments and expenses	5,780	2,225	7,119	10,786
Asset impairment and decommission costs	4,010	3,994	10,832	7,562
Depreciation, accretion, and amortization	162,377	161,005	334,230	305,447
Total operating expenses	312,541	300,103	633,550	578,518
Operating income	98,163	83,317	187,248	150,451
Other income (expense):
Interest income	715	180	1,008	266
Interest expense	(78,908)	(71,498)	(156,562)	(137,525)
Non-cash interest expense	(322)	(8,293)	(601)	(18,596)
Amortization of deferred financing fees	(4,626)	(4,278)	(9,170)	(8,516)
Loss from extinguishment of debt, net	—	(8,236)	—	(10,187)
Other income (expense), net	15,507	1,384	(67,461)	19,774
Total other expense	(67,634)	(90,741)	(232,786)	(154,784)
Income (loss) before provision for income taxes	30,529	(7,424)	(45,538)	(4,333)
Provision for income taxes	(2,224)	(2,043)	(5,187)	(3,728)
Net income (loss)	28,305	(9,467)	(50,725)	(8,061)
Net income (loss) per common share
Basic	$0.22	$(0.07)	$(0.39)	$(0.06)
Diluted	$0.22	$(0.07)	$(0.39)	$(0.06)
Weighted average number of common shares
Basic	128,809	128,950	129,021	128,756
Diluted	129,948	128,950	129,021	128,756

(1)

Includes non-cash compensation of $8,089 and $6,090 for the three months ended June 30, 2015 and 2014, respectively, and $14,972 and $10,631 for the six months ended June 30, 2015 and 2014, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited) (in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,

	2015	2014	2015	2014
Net income (loss)	$28,305	$(9,467)	$(50,725)	$(8,061)
Foreign currency translation adjustments	26,533	34,988	(147,917)	67,995
Comprehensive income (loss)	$54,838	$25,521	$(198,642)	$59,934

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’  DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCE, December 31, 2014	129,134	$1,291	$2,062,775	$(2,542,380)	$(182,486)	$(660,800)
Net loss	—	—	—	(50,725)	—	(50,725)
Common stock issued in connection with
stock purchase/option plans	399	4	11,686	—	—	11,690
Non-cash compensation	—	—	15,417	—	—	15,417
Settlement of common stock warrants	—	—	(150,874)	—	—	(150,874)
Repurchase and retirement of common stock	(1,305)	(13)	—	(150,010)	—	(150,023)
Foreign currency translation adjustments	—	—	—	—	(147,917)	(147,917)
BALANCE, June 30, 2015	128,228	$1,282	$1,939,004	$(2,743,115)	$(330,403)	$(1,133,232)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the six months
	ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,725)	$(8,061)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization	334,230	305,447
Non-cash interest expense	601	18,596
Deferred income tax expense	192	37
Non-cash asset impairment and decommission costs	7,902	5,263
Non-cash compensation expense	15,201	10,814
Amortization of deferred financing fees	9,170	8,516
Loss from extinguishment of debt, net	—	10,187
Non-cash earnout adjustments	2,201	1,647
Loss on remeasurement of U.S. dollar denominated intercompany loan	68,292	—
Gain on foreign currency swap contract	—	(17,891)
Other non-cash items reflected in the Statements of Operations	(168)	110
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	6,461	(656)
Prepaid and other assets	(24,148)	(16,397)
Accounts payable and accrued expenses	(54)	(1,773)
Accrued interest	(564)	7,331
Other liabilities	6,941	11,775
Net cash provided by operating activities	375,532	334,945
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(323,082)	(967,474)
Capital expenditures	(118,392)	(72,151)
Proceeds from foreign currency swap contract	—	17,891
Other investing activities	4,864	(4,916)
Net cash used in investing activities	(436,610)	(1,026,650)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	450,000	275,000
Repayments under Revolving Credit Facility	(535,000)	(390,000)
Repayment of Term Loans	(15,000)	(295,500)
Proceeds from Term Loans, net of fees	489,899	1,483,450
Payments on settlement of convertible debt	—	(121,289)
Payments for settlement of common stock warrants	(150,874)	(276,227)
Payments for earn-outs	(3,052)	(14,439)
Repurchase and retirement of common stock	(150,023)	—
Other financing activities	7,834	(2,000)
Net cash provided by financing activities	93,784	658,995
Effect of exchange rate changes on cash and cash equivalents	(2,303)	18,250
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,403	(14,460)
CASH AND CASH EQUIVALENTS:
Beginning of period	39,443	122,112
End of period	$69,846	$107,652

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months
	ended June 30,
	2015	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$157,153	$129,691
Income taxes	$5,667	$4,354

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:
Assets acquired through capital leases	$1,976	$947
Issuance of stock for settlement of convertible debt and warrants, net of hedges	$—	$283

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

Intercompany Loans

In accordance with Accounting Standards Codification (ASC) 830, the Company remeasures intercompany loans not denominated in the functional currency with the corresponding remeasurement adjustment being recorded in Other income (expense), net in the Consolidated Statements of Operations. For the three and six months ended June 30, 2015, the Company recorded a $15.7 million foreign exchange gain and a $68.3 million foreign exchange loss, respectively, on the remeasurement of an intercompany loan with a Brazilian subsidiary.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") released updated guidance regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Under the proposal, the standard would be required to be adopted by public business entities in annual periods beginning on or after December 15, 2017. The FASB also proposed to permit early adoption at the original effective date. This guidance is required to be applied (1) retrospectively to each prior reporting period presented, or (2) with the cumulative effect being recognized at the date of initial application. The Company is evaluating the guidance including the impact on its consolidated financial statements.

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

2.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnout liabilities related to acquisitions are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Accrued expenses in the accompanying Consolidated Balance Sheets. Changes in estimate are recorded in Acquisition related adjustments and expenses in the accompanying Consolidated Statement of Operations. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company determines the fair value of acquisition-related earnouts (contingent consideration) and any subsequent changes in fair value using a discounted probability-weighted approach using Level 3 inputs. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation of performance targets contained in various acquisitions was $12.2 million and $15.1 million as of June 30, 2015 and December 31, 2014.  The maximum potential obligation related to the performance targets was $21.7 million as of June 30, 2015.

The following summarizes the activity of the accrued earnouts:

	2015	2014

	(in thousands)
Beginning balance, December 31, 2014 and 2013 , respectively	$15,086	$30,063
Additions	2,664	5,375
Payments	(3,088)	(14,439)
Change in estimate	(2,201)	(1,647)
Foreign currency translation adjustments	(267)	427
Ending balance, June 30, 2015 and June 30, 2014, respectively	$12,194	$19,779

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

During the three and six months ended June 30, 2015, the Company recognized impairment charges of $4.0 million and $10.8 million, respectively. The impairment charges include the write off of $2.8 million and $6.7 million in carrying value of decommissioned towers and $1.1 million and $2.9 million of other third party decommission costs incurred related to the Company’s long-lived assets and intangibles for the three and six months ended June 30, 2015, respectively. In addition, the impairment charge includes $0.1 million and $1.2 million in exit costs related to the Company’s former corporate headquarters building for the three and six months ended June 30, 2015, respectively. During the three and six months ended June 30, 2014, the Company recognized impairment charges of $4.0 million and $7.6 million, respectively. The impairment charges include the write off of $2.4 million and $5.3 million in carrying value of decommissioned towers and $1.6 million and $2.3 million of other third party decommission costs incurred related to the Company’s long-lived assets and intangibles for the three and six months ended June 30, 2014. These write offs result from the Company’s analysis that the future cash flows from certain towers would not recover the carrying value of the investment in those towers. Asset impairment and decommission costs and the related impaired assets relate to the Company’s site leasing operating segment.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. Short-term investments consisted of $0.5 million and $5.3 million in certificate of deposits, as of June 30, 2015 and December 31, 2014, respectively. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of June 30, 2015 and December 31, 2014, the carrying value and fair value of the held-to-maturity investments, including current portion, were $1.0 million and $1.1 million, respectively.

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

3.RESTRICTED CASH

Restricted cash consists of the following:

	As of	As of
	June 30, 2015	December 31, 2014	Included on Balance Sheet

	(in thousands)
Securitization escrow accounts	$46,659	$52,117	Restricted cash - current asset
Payment and performance bonds	402	402	Restricted cash - current asset
Surety bonds and workers compensation	4,270	5,934	Other assets - noncurrent
Total restricted cash	$51,331	$58,453

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily relates to the Company’s tower removal obligations. As of June 30, 2015 and December 31, 2014, the Company had $38.5 million and $38.3 million in surety bonds and payment and performance bonds, respectively, for which it was only required to post $1.2 million in collateral. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of June 30, 2015 and December 31, 2014, the Company had also pledged $2.5 million and $2.6 million, respectively, as collateral related to its workers compensation policy.

4.OTHER ASSETS

The Company’s other assets are comprised of the following:

	As of	As of
	June 30, 2015	December 31, 2014

	(in thousands)
Restricted cash	$4,270	$5,934
Long-term investments	44,114	44,095
Prepaid land rent	146,961	134,148
Straight-line rent receivable	253,262	230,384
Deferred lease costs, net	29,857	28,517
Other	15,949	23,965
Total other assets	$494,413	$467,043

5.ACQUISITIONS

The Company acquired 317 communication sites during the three months ended June 30, 2015. These acquisitions were not significant to the Company and, accordingly, a preliminary estimate of the fair value of the assets acquired and liabilities assumed has not been presented. The Company evaluates all acquisitions after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met.

The following table summarizes all of the Company’s cash acquisition capital expenditures:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014

	(in thousands)
Towers and related intangible assets	$220,739	$29,315	$263,369	$948,045
Ground lease buyouts (1)	49,064	9,847	59,713	19,429
Total cash acquisition capital expenditures	$269,803	$39,162	$323,082	$967,474

(1)

In addition, the Company paid $5.2 million and $3.7 million for ground lease extensions and term easements during the three months ended June 30, 2015 and 2014, respectively, and paid $8.7 million and $5.0 million for ground lease extensions and term easements during the six months ended June 30, 2015 and 2014, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

Subsequent to June 30, 2015 and through July 29, 2015, the date of the Company’s most recent public earnings press release, the Company acquired 19 towers for $28.4 million in cash. Subsequent to July 29, 2015 and through the date of this filing, the Company did not complete any material acquisitions.

6.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of June 30, 2015			As of December 31, 2014
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$4,057,849	$(1,015,310)	$3,042,539	$4,090,129	$(891,374)	$3,198,755
Network location intangibles	1,446,246	(457,261)	988,985	1,402,704	(411,919)	990,785
Intangible assets, net	$5,504,095	$(1,472,571)	$4,031,524	$5,492,833	$(1,303,293)	$4,189,540

All intangible assets noted above are included in the Company’s site leasing segments. The Company amortizes its intangible assets using the straight-line method over an estimated economic life of 15 years. Amortization expense relating to the intangible assets was $90.7 million and $89.5 million for the three months ended June 30, 2015  and 2014, respectively, and $182.1 million and $164.3 million for the six months ended June 30, 2015 and 2014, respectively.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of	As of
	June 30, 2015	December 31, 2014

	(in thousands)
Towers and related components	$4,285,661	$4,194,375
Construction-in-process	32,150	35,855
Furniture, equipment, and vehicles	54,329	51,832
Land, buildings, and improvements	494,971	426,974
Total property and equipment	4,867,111	4,709,036
Less: accumulated depreciation	(2,079,647)	(1,946,619)
Property and equipment, net	$2,787,464	$2,762,417

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s site leasing operations. Depreciation expense was $71.6 million and $71.7 million for the three months ended June 30, 2015 and 2014, respectively, and $152.0 million and $140.7 million for the six months ended June 30, 2015 and 2014, respectively. At

June 30, 2015 and December 31, 2014, non-cash capital expenditures that are included in accounts payable and accrued expenses were $10.6 million and $29.0 million, respectively.

8.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of	As of
	June 30, 2015	December 31, 2014

	(in thousands)
Costs incurred on uncompleted contracts	$95,458	$113,654
Estimated earnings	41,876	48,949
Billings to date	(118,560)	(143,323)
	$18,774	$19,280

These amounts are included in the accompanying Consolidated Balance Sheets under the following captions:

	As of	As of
	June 30, 2015	December 31, 2014

	(in thousands)
Costs and estimated earnings in excess of billings on
uncompleted contracts	$24,271	$30,078
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(5,497)	(10,798)
	$18,774	$19,280

Eight significant customers comprised 94.9% and 92.7% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings on uncompleted contracts at June 30, 2015 and December 31, 2014, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	June 30, 2015	December 31, 2014

	(in thousands)
Accrued earnouts	$12,194	$15,086
Salaries and benefits	10,442	13,440
Real estate and property taxes	8,645	5,331
Other	34,083	31,696
Total accrued expenses	$65,364	$65,553

10.     DEBT

The carrying and principal values of debt consist of the following (in thousands):

		As of			As of
		June 30, 2015			December 31, 2014
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
5.625% Senior Notes	Oct. 1, 2019	$500,000	$521,250	$500,000	$500,000	$511,250	$500,000
5.750% Senior Notes	July 15, 2020	800,000	830,000	800,000	800,000	816,000	800,000
4.875% Senior Notes	July 15, 2022	750,000	731,250	744,474	750,000	721,875	744,150
2010-2C Tower Securities	April 17, 2017	550,000	568,354	550,000	550,000	576,901	550,000
2012-1C Tower Securities	Dec. 15, 2017	610,000	617,832	610,000	610,000	620,175	610,000
2013-1C Tower Securities	April 17, 2018	425,000	422,935	425,000	425,000	420,776	425,000
2013-2C Tower Securities	April 17, 2023	575,000	578,853	575,000	575,000	584,344	575,000
2013-1D Tower Securities	April 17, 2018	330,000	328,112	330,000	330,000	330,551	330,000
2014-1C Tower Securities	Oct. 15, 2019	920,000	921,122	920,000	920,000	920,515	920,000
2014-2C Tower Securities	Oct. 15, 2024	620,000	622,765	620,000	620,000	629,474	620,000
Revolving Credit Facility	Feb. 5, 2020	40,000	40,000	40,000	125,000	125,000	125,000
2012-1 Term Loan	May 9, 2017	165,000	166,650	165,000	172,500	171,422	172,500
2014 Term Loan	Mar. 24, 2021	1,485,000	1,472,006	1,481,891	1,492,500	1,458,919	1,489,149
2015 Term Loan	June 10, 2022	500,000	492,500	495,035	—	—	—
Total debt		$8,270,000	$8,313,629	$8,256,400	$7,870,000	$7,887,202	$7,860,799
Less: current maturities of long-term debt				(40,000)			(32,500)
Total long-term debt, net of current maturities				$8,216,400			$7,828,299

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	For the three months ended June 30,				For the six months ended June 30,
	2015		2014		2015		2014
	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest

	(in thousands)
4.0% Convertible Senior Notes	$—	$—	$3,847	$8,130	—	—	8,845	18,332
8.25% Senior Notes	—	—	5,027	49	—	—	10,055	97
5.625% Senior Notes	7,031	—	7,031	—	14,063	—	14,063	—
5.75% Senior Notes	11,500	—	11,500	—	23,000	—	23,000	—
4.875% Senior Notes	9,141	163	—	—	18,281	323	—	—
2010 Tower Securities	7,058	—	14,345	—	14,115	—	28,691	—
2012 Tower Securities	4,532	—	4,521	—	9,063	—	9,042	—
2013 Tower Securities	10,804	—	10,804	—	21,609	—	21,609	—
2014 Tower Securities	12,785	—	—	—	25,569	—	—	—
Revolving Credit Facility	1,765	—	940	—	3,337	—	2,272	—
2011 Term Loan	—	—	—	—	—	—	696	6
2012-1 Term Loan	1,095	—	1,114	—	2,248	—	2,114	—
2012-2 Term Loan	—	—	—	—	—	—	424	4
2014 Term Loan	12,230	122	12,323	114	24,356	242	16,453	157
2015 Term Loan	948	37	—	—	948	36	—	—
Other	19	—	46	—	(27)	—	261	—
Total	$78,908	$322	$71,498	$8,293	$156,562	$601	$137,525	$18,596

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

As amended February 2015, the Revolving Credit Facility consists of a revolving loan under which up to $1.0 billion aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing.  Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (i) the Eurodollar Rate plus a margin that ranges from 137.5 basis points to 200.0 basis points or (ii) the Base Rate plus a margin that ranges from 37.5 basis points to 100.0 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement.  In addition, SBA Senior Finance II is required to pay a commitment fee of 0.25% per annum on the amount of unused commitment.  If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, February 5, 2020.  The proceeds available under the Revolving Credit Facility may be used for general corporate purposes.  SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period. As of June 30, 2015, the Revolving Credit Facility was accruing interest at 2.15% per annum.

During the three and six months ended June 30, 2015, the Company borrowed $315.0 million and $450.0 million, respectively, under the Revolving Credit Facility. During the three and six months ended June 30, 2015, the Company repaid $510.0 million and $535.0 million, respectively, of the outstanding balance under the Revolving Credit Facility. As of June 30, 2015,  $40.0 million was outstanding under the Revolving Credit Facility.

Subsequent to June 30, 2015, the Company borrowed $130.0 million under the Revolving Credit Facility. As of the date of this filing, $170.0 million was outstanding under the Revolving Credit Facility.

As of June 30, 2015, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Term Loans under the Senior Credit Agreement

2012-1 Term Loan

The 2012-1 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $200.0 million that matures on May 9, 2017. The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of June 30, 2015, the 2012-1 Term Loan was accruing interest at 2.69% per annum. Principal payments on the 2012-1 Term Loan commenced on September 30, 2012 and are being made in quarterly installments on the last day of each March, June, September, and December, in an amount equal to $2.5 million for each of the first eight quarters, $3.8 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-1 Term Loan without premium or penalty. To the extent not previously repaid, the 2012-1 Term Loan will be due and payable on the maturity date. The 2012-1 Term Loan was issued at par. The Company incurred deferred financing fees of $2.7 million in relation to this transaction which are being amortized through the maturity date.

During the three and six months ended June 30, 2015, the Company repaid $3.8 million and $7.5 million, respectively, of principal on the 2012-1 Term Loan. As of June 30, 2015, the 2012-1 Term Loan had a principal balance of $165.0 million.

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021. The 2014 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of June 30, 2015, the 2014 Term Loan was accruing interest at

3.25% per annum. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan without premium or penalty.  To the extent not previously repaid, the 2014  Term Loan will be due and payable on the maturity date. The Company incurred deferred financing fees of approximately $12.9 million in relation to this transaction which are being amortized through the maturity date.

During the three and six months ended June 30, 2015, the Company repaid $3.8 million and $7.5 million, respectively, of principal on the 2014 Term Loan. As of June 30, 2015, the 2014 Term Loan had a principal balance of $1.5 billion.

2015 Term Loan

On June 10, 2015, SBA Senior Finance II obtained a new senior secured term loan with an initial aggregate principal amount of $500.0 million that matures on June 10, 2022 (the “2015 Term Loan”). The 2015 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2015 Term Loan was issued at 99.0% of par value. As of June 30, 2015, the 2015 Term Loan was accruing interest at 3.25% per annum. Principal payments on the 2015 Term Loan commence on September 30, 2015 and will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $1.3 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2015 Term Loan. To the extent not previously repaid, the 2015 Term Loan will be due and payable on the maturity date. However, to the extent the 2015 Term Loan is prepaid prior to December 10, 2015 from proceeds of certain refinancing or repricing transactions, a prepayment fee equal to 1.0% of the aggregate principal amount of such prepayment will apply.  The Company incurred deferred financing fees of approximately $5.1 million to date in relation to this transaction which are being amortized through the maturity date.

As of June 30, 2015, the 2015 Term Loan had a principal balance of $500.0 million.

Secured Tower Revenue Securities

2010 Tower Securities

On April 16, 2010, the Company, through a New York common law trust (the “Trust”), issued $550.0 million of Secured Tower Revenue Securities Series 2010-2C (the “2010 Tower Securities”). The 2010 Tower Securities have an annual interest rate of 5.101%. The anticipated repayment date and the final maturity date for the 2010 Tower Securities are April 17, 2017 and April 15, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those entities that are borrowers on the mortgage loan (the “Borrowers”). The Company incurred deferred financing fees of $8.1 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2010 Tower Securities.

2012 Tower Securities

On August 9, 2012, the Company, through the Trust, issued $610.0 million of Secured Tower Revenue Securities Series 2012-1C (the “2012 Tower Securities”) which have an anticipated repayment date of December 15, 2017 and a final maturity date of December 15, 2042. The fixed interest rate of the 2012 Tower Securities is 2.933% per annum, payable monthly. The Company incurred deferred financing fees of $14.9 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2012 Tower Securities.

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

2014 Tower Securities

On October 15, 2014, the Company, through the Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C which have an anticipated repayment date of October 15, 2019 and a final maturity date of October 17, 2044, and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C which have an anticipated repayment date of October 15, 2024 and a final maturity date of October 15, 2049 (collectively the “2014 Tower Securities”). The aggregate $1.54 billion of 2014 Tower Securities have a blended interest rate of 3.289% and a weighted average life through the anticipated repayment date of 7.0 years. The Company incurred deferred financing fees of $22.5 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2014 Tower Securities.

As of June 30, 2015, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

4.0% Convertible Senior Notes due 2014

The 4.0% Convertible Senior Notes (the “4.0% Notes”) matured and were repaid on October 1, 2014. During the three months ended June 30, 2015, the Company settled the remaining outstanding warrants originally sold in connection with its 4.0% Notes. The warrants represented approximately 2.1 million underlying shares of Class A common stock, and the Company satisfied its obligations by paying $150.9 million in cash, of which $15.6 million was paid in the second quarter of 2015.

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

11.SHAREHOLDERS’ EQUITY

Common Stock equivalents

The Company has potential common stock equivalents related to its outstanding stock options (see Note 12) and restricted stock units.  These potential common stock equivalents were considered in the Company’s diluted earnings (loss) per share calculation (see Note 15).

Stock Repurchases

During the three months ended June 30, 2015,  the Company repurchased the remaining $150.0 million of Class A common stock authorized under its previously announced $300.0 million stock repurchase plan, completing this plan. The Company repurchased 1.305 million shares, or just over one percent of the shares outstanding, at a weighted average price per share of $114.96.

On June 4, 2015, the Company announced the authorization of a new $1.0 billion stock repurchase plan. This new plan authorizes the Company to purchase from time to time the Company's outstanding common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management's discretion. Shares purchased will be retired.

Subsequent to June 30, 2015, the Company repurchased 0.9 million shares of its Class A common stock for $99.7 million. The Company currently has $900.3 million of repurchase authorization remaining under its existing $1.0 billion stock repurchase program.

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

	For the six months ended
	June 30,
	2015	2014
Risk free interest rate	1.21% - 1.45%	1.15% - 1.325%
Dividend yield	0.0%	0.0%
Expected volatility	20.0%	22.0%
Expected lives	4.6 years	4.4 years

The following table summarizes the Company’s activities with respect to its stock option plans for the six months ended June 30, 2015 as follows (dollars and number of shares in thousands, except for per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2014	3,275	$66.85
Granted	1,068	$124.30
Exercised	(307)	$51.68
Canceled	(28)	$88.27
Outstanding at June 30, 2015	4,008	$83.16	4.9	$137,446
Exercisable at June 30, 2015	1,532	$54.43	3.4	$92,772
Unvested at June 30, 2015	2,476	$100.94	5.8	$44,674

The weighted-average per share fair value of options granted during the six months ended June 30, 2015 and 2014 was $24.76 and $19.48, respectively. The total intrinsic value for options exercised during the six months ended June 30, 2015 and 2014 was $21.2 million and $33.8 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2015:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value per
	Units	Share
	(in thousands)
Outstanding at December 31, 2014	295	$73.55
Granted	110	$123.99
Vested	(121)	$64.41
Forfeited/canceled	(2)	$96.29
Outstanding at June 30, 2015	282	$96.93

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

				Not
	Domestic Site	Int'l Site	Site	Identified by
	Leasing	Leasing	Development	Segment	Total

For the three months ended June 30, 2015	(in thousands)
Revenues	$307,361	$63,101	$40,242	$—	$410,704
Cost of revenues (2)	63,563	18,168	30,381	—	112,112
Operating profit	243,798	44,933	9,861	—	298,592
Selling, general, and administrative	16,814	4,064	2,614	4,770	28,262
Acquisition related adjustments and expenses	6,566	(786)	—	—	5,780
Asset impairment and decommission costs	3,962	48	—	—	4,010
Depreciation, amortization and accretion	129,679	31,044	759	895	162,377
Operating income (loss)	86,777	10,563	6,488	(5,665)	98,163
Other expense (principally interest expense
and other expense)				(67,634)	(67,634)
Income before provision for income taxes					30,529
Cash capital expenditures (3)	295,694	21,299	900	2,714	320,607

For the three months ended June 30, 2014
Revenues	$285,168	$55,284	$42,968	$—	$383,420
Cost of revenues (2)	60,314	15,068	32,056	—	107,438
Operating profit	224,854	40,216	10,912	—	275,982
Selling, general, and administrative	15,282	4,380	2,045	3,734	25,441
Acquisition related adjustments and expenses	2,123	102	—	—	2,225
Asset impairment and decommission costs	3,950	44	—	—	3,994
Depreciation, amortization and accretion	129,917	29,351	609	1,128	161,005
Operating income (loss)	73,582	6,339	8,258	(4,862)	83,317
Other expense (principally interest expense
and other expense)				(90,741)	(90,741)
Loss before provision for income taxes					(7,424)
Cash capital expenditures (3)	62,520	11,847	1,649	4,556	80,572

				Not
	Domestic Site	Int'l Site	Site	Identified by
	Leasing	Leasing	Development	Segment	Total

For the six months ended June 30, 2015	(in thousands)
Revenues	$613,311	$126,878	$80,609	$—	$820,798
Cost of revenues (2)	125,251	36,699	61,274	—	223,224
Operating profit	488,060	90,179	19,335	—	597,574
Selling, general, and administrative	34,468	7,957	4,736	10,984	58,145
Acquisition related adjustments and expenses	7,042	77	—	—	7,119
Asset impairment and decommission costs	10,556	276	—	—	10,832
Depreciation, amortization and accretion	267,139	63,470	1,466	2,155	334,230
Operating income (loss)	168,855	18,399	13,133	(13,139)	187,248
Other expense (principally interest expense
and other expense)				(232,786)	(232,786)
Loss before provision for income taxes					(45,538)
Cash capital expenditures (3)	387,096	43,074	2,731	10,549	443,450

For the six months ended June 30, 2014
Revenues	$560,228	$89,543	$79,198	$—	$728,969
Cost of revenues (2)	122,528	22,594	59,483	—	204,605
Operating profit	437,700	66,949	19,715	—	524,364
Selling, general, and administrative	32,135	8,105	4,001	5,877	50,118
Acquisition related adjustments and expenses	6,636	4,150	—	—	10,786
Asset impairment and decommission costs	6,727	835	—	—	7,562
Depreciation, amortization and accretion	255,335	46,368	1,128	2,616	305,447
Operating income (loss)	136,867	7,491	14,586	(8,493)	150,451
Other expense (principally interest expense
and other expense)				(154,784)	(154,784)
Loss before provision for income taxes					(4,333)
Cash capital expenditures (3)	336,654	695,406	2,408	6,104	1,040,572

				Not
	Domestic Site	Int'l Site	Site	Identified by
	Leasing	Leasing	Development	Segment (1)	Total

	(in thousands)
Assets
As of June 30, 2015	$5,666,492	$1,798,595	$66,608	$220,168	$7,751,863
As of December 31, 2014	$5,554,753	$1,989,571	$78,633	$218,168	$7,841,125

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Excludes depreciation, amortization, and accretion.
(3)	Includes cash paid for capital expenditures and acquisitions and vehicle capital lease additions.

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

The following table sets forth basic and diluted income from continuing operations per common share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$28,305	$(9,467)	$(50,725)	$(8,061)
Denominator:
Basic weighted-average shares outstanding	128,809	128,950	129,021	128,756
Dilutive impact of stock options and restricted shares	1,139	—	—	—
Diluted weighted-average shares outstanding	129,948	128,950	129,021	128,756
Earnings (loss) per share attributable to continuing operations:
Basic	$0.22	$(0.07)	$(0.39)	$(0.06)
Diluted	$0.22	$(0.07)	$(0.39)	$(0.06)

For the three months ended June 30, 2015, the diluted weighted average number of common shares outstanding excluded an additional 1.1 million shares issuable upon exercise of the Company’s stock options because the impact would be anti-dilutive.

For the six months ended June 30, 2015, all potential common stock equivalents, including 4.0 million shares of stock options outstanding and 0.3 million shares of restricted stock outstanding, were excluded as the effect would be anti-dilutive. For the three and six months ended June 30, 2014, all potential common stock equivalents related to the 4.0% Notes and related warrants, 3.5 million shares of stock options outstanding, and 0.3 million shares of restricted stock outstanding were excluded as the effect would be anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications tower structures, rooftop and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in Brazil, Canada, and Central America. Our primary business line is our site leasing business, which contributed 96.8% of our total segment operating profit for the six months ended June 30, 2015. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of June 30, 2015, we owned 24,808 sites, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 5,500 actual or potential sites, approximately 500 of which were revenue producing as of June 30, 2015. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and Brazil. Site leasing revenues are received primarily from wireless service provider tenants, including AT&T, Sprint, Verizon Wireless, T-Mobile, Oi S.A., Digicel, America Movil, and Telefonica. Wireless service providers enter into different tenant leases with us, each of which relates to the lease or use of space at an individual tower. In the United States and Canada, our tenant leases are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in our Central American and Brazilian markets typically have an initial term of ten years with 5-year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in Brazil escalate in accordance with a standard cost of living index.

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

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five-year periods at our option and provide for rent escalators which typically average 2-3% annually, or in Brazil adjust in accordance with a standard cost of living index. Ground lease rental expense in Brazil is reimbursed to us by our customers. As of June 30, 2015, approximately 73% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	For the three months ended		For the six months ended
	June 30,		June 30,

Segment operating profit as a percentage of total	2015	2014	2015	2014

Domestic site leasing	81.7%	81.4%	81.7%	83.4%
International site leasing	15.0%	14.6%	15.1%	12.8%
Total site leasing	96.7%	96.0%	96.8%	96.2%

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

RESULTS OF OPERATIONS

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Revenues and Segment Operating Profit:

	For the three months ended
	June 30,		Dollar	Percentage
	2015	2014	Change	Change

Revenues	(in thousands)
Domestic site leasing	$307,361	$285,168	$22,193	7.8%
International site leasing	63,101	55,284	7,817	14.1%
Site development	40,242	42,968	(2,726)	(6.3%)
Total	$410,704	$383,420	$27,284	7.1%
Cost of Revenues
Domestic site leasing	$63,563	$60,314	$3,249	5.4%
International site leasing	18,168	15,068	3,100	20.6%
Site development	30,381	32,056	(1,675)	(5.2%)
Total	$112,112	$107,438	$4,674	4.4%
Operating Profit
Domestic site leasing	$243,798	$224,854	$18,944	8.4%
International site leasing	44,933	40,216	4,717	11.7%
Site development	9,861	10,912	(1,051)	(9.6%)

Revenues

Total revenues increased  $27.3 million for the three months ended June 30, 2015, as compared to the prior year, due largely to (i) revenues from 2,218 towers acquired and 564 towers built since April 1, 2014 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments which increased the related rent to compensate for additional equipment added to our towers. The increase in total revenues includes the negative impact of $11.1 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Domestic site leasing revenues increased  $22.2 million for the three months ended June 30, 2015, as compared to the prior year, due largely to (i) revenues from 490 towers acquired and 179 towers built since April 1, 2014 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments which increased the related rent to compensate for additional equipment added to our towers.

International site leasing revenues increased  $7.8 million for the three months ended June 30, 2015, as compared to the prior year, due largely to (i) revenues from 1,728 towers acquired, primarily the acquisition of 1,641 towers from the Oi S.A. acquisition in December 2014, and 385 towers built since April 1, 2014 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments which increased the related rent to compensate for additional equipment added to our towers. The increase in international site leasing revenues includes the negative impact of $11.1 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Site development revenues decreased $2.7 million for the three months ended June 30, 2015, as compared to the prior year, as a result of a decrease in the volume of work performed due to the timing of our wireless carrier customers’ initiatives.

Operating Profit

Domestic site leasing segment operating profit increased  $18.9 million for the three months ended June 30, 2015, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since April 1, 2014  and organic site leasing growth as noted above, (ii) improving control of our site leasing cost of revenue, and (iii) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased  $4.7 million for the three months ended June 30, 2015, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since April 1, 2014  and organic site leasing growth as noted above, (ii) improving control of our site leasing cost of revenue, and (iii) the positive impact of our ground lease purchase program. The increase in international segment operating profit includes the negative impact of $8.1 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Site development segment operating profit decreased  $1.1 million for the three months ended June 30, 2015 as compared to the prior year, primarily due to a decrease in the volume of work performed due to the timing of our wireless carrier customers’ initiatives.

Selling, General, and Administrative Expenses:

	For the three months ended
	June 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Total	$28,262	$25,441	$2,821	11.1%

Selling, general, and administrative expenses increased  $2.8 million for the three months ended June 30, 2015, as compared to the prior year, primarily as a result of an increase in personnel, salaries, benefits, non-cash compensation, and other support costs due in large part to our continued portfolio expansion. The increase in selling, general, and administrative expenses includes the positive impact of $0.4 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Acquisition Related Adjustments and Expenses:

	For the three months ended
	June 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Domestic site leasing	$6,566	$2,123	$4,443	209.3%
International site leasing	(786)	102	(888)	(870.6%)
Total	$5,780	$2,225	$3,555	159.8%

Acquisition related adjustments and expenses increased  $3.6 million for the three months ended June 30, 2015, as compared to the prior year, primarily as a result of an increase in the number of acquisitions compared to the prior year period, as well as, changes in our estimated pre-acquisition contingencies. The increase in acquisition related adjustments and expenses includes the negative impact of $0.1 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Depreciation, Accretion, and Amortization Expenses:

	For the three months ended
	June 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Domestic site leasing	$129,679	$129,917	$(238)	(0.2%)
International site leasing	31,044	29,351	1,693	5.8%
Total site leasing	$160,723	$159,268	$1,455	0.9%
Site development	759	609	150	24.6%
Not identified by segment	895	1,128	(233)	(20.7%)
Total	$162,377	$161,005	$1,372	0.9%

Depreciation, accretion, and amortization expense increased  $1.4 million for the three months ended June 30, 2015, as compared to the prior year, due to the increase in the number of towers we acquired and built since April 1, 2014. The increase in depreciation, accretion, and amortization expense includes the positive impact of $6.1 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Operating Income:

	For the three months ended
	June 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Domestic site leasing	$86,777	$73,582	$13,195	17.9%
International site leasing	10,563	6,339	4,224	66.6%
Total site leasing	$97,340	$79,921	$17,419	21.8%
Site development	6,488	8,258	(1,770)	(21.4%)
Not identified by segment	(5,665)	(4,862)	(803)	16.5%
Total	$98,163	$83,317	$14,846	17.8%

Domestic site leasing operating income increased  $13.2 million for the three months ended June 30, 2015, as compared to the prior year, primarily due to higher segment operating profit, partially offset by an increase in selling, general, and administrative expenses and acquisition related adjustments and expenses.

International site leasing operating income increased  $4.2 million for the three months ended June 30, 2015, as compared to the prior year, primarily due to higher segment operating profit and a reduction in acquisition related adjustments and expenses, partially offset by increases in depreciation, accretion, and amortization expense. The increase in international site leasing operating income includes the negative impact of $1.4 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Site development operating income decreased  $1.8 million for the three months ended June 30, 2015, as compared to the prior year, primarily due to lower segment operating profit and an increase in selling, general, and administrative expenses and depreciation, accretion, and amortization expense.

Other Income (Expense):

	For the three months ended
	June 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Interest income	$715	$180	$535	297.2%
Interest expense	(78,908)	(71,498)	(7,410)	10.4%
Non-cash interest expense	(322)	(8,293)	7,971	(96.1%)
Amortization of deferred financing fees	(4,626)	(4,278)	(348)	8.1%
Loss from extinguishment of debt, net	—	(8,236)	8,236	(100.0%)
Other income	15,507	1,384	14,123	1,020.4%
Total	$(67,634)	$(90,741)	$23,107	(25.5%)

Interest expense increased  $7.4 million due to the higher average principal amount of cash-interest bearing debt outstanding for the three months ended June 30, 2015 compared to the prior year, primarily resulting from the issuance of the 2014 Tower Securities, the 4.875% Notes, and the borrowing of the 2015 Term Loan, partially offset by the full repayment of the 2010-1C Tower Securities, the full redemption of the 8.25% Notes, and the settlement of a portion of the 4.0% Notes during the prior year period.

Non-cash interest expense decreased  $8.0 million for the three months ended June 30, 2015, as compared to the prior year, primarily due to the maturity of the 4.0% Notes as well as the full redemption of the 8.25% Notes during the prior year period.

Loss from extinguishment of debt decreased  $8.2 million for the three months ended June 30, 2015, as compared to the prior year, primarily due to the settlement of a portion of the 4.0% Notes during the prior year period.

Other income increased by $14.1 million for the three months ended June 30, 2015, as compared to the prior year, primarily due to a $15.7 million gain related to the remeasurement of an  intercompany loan not denominated in the functional currency during the three months ended June 30, 2015.

Net (Loss) Income:

	For the three months ended
	June 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Net income (loss)	$28,305	$(9,467)	$37,772	(399.0%)

Net income was $28.3 million for the three months ended June 30, 2015 as compared to  a net loss of $9.5 million in the prior year, an increase of $37.8 million. The increase is primarily due to an increase in our total segment operating profit and an increase in other income (expense), net, partially offset by an increase in acquisition related adjustments, selling, general and administrative expenses,  depreciation, accretion, and amortization expense, and interest expense as compared to the prior year period. The increase in net income includes the negative impact of $1.6 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Revenues and Segment Operating Profit:

	For the six months ended
	June 30,		Dollar	Percentage
	2015	2014	Change	Change

Revenues	(in thousands)
Domestic site leasing	$613,311	$560,228	$53,083	9.5%
International site leasing	126,878	89,543	37,335	41.7%
Site development	80,609	79,198	1,411	1.8%
Total	$820,798	$728,969	$91,829	12.6%
Cost of Revenues
Domestic site leasing	$125,251	$122,528	$2,723	2.2%
International site leasing	36,699	22,594	14,105	62.4%
Site development	61,274	59,483	1,791	3.0%
Total	$223,224	$204,605	$18,619	9.1%
Operating Profit
Domestic site leasing	$488,060	$437,700	$50,360	11.5%
International site leasing	90,179	66,949	23,230	34.7%
Site development	19,335	19,715	(380)	(1.9%)

Revenues

Total revenues increased  $91.8 million for the six months ended June 30, 2015, as compared to the prior year, due largely to (i) revenues from 4,406 towers acquired and 621 towers built since January 1, 2014 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments which increased the related rent to compensate for additional equipment added to our towers. The increase in total revenues includes the negative impact of $14.7 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Domestic site leasing revenues increased  $53.1 million for the six months ended June 30, 2015, as compared to the prior year, due largely to (i) revenues from 667 towers acquired and 209 towers built since January 1, 2014 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments which increased the related rent to compensate for additional equipment added to our towers.

International site leasing revenues increased  $37.3 million for the six months ended June 30, 2015, as compared to the prior year, due largely to (i) revenues from 3,739 towers acquired, primarily the acquisition of 3,648 towers from two Oi S.A. acquisitions in March 2014 and December 2014, and 412 towers built since January 1, 2014 and (ii) organic site leasing growth from new leases, contractual rent escalators, and lease amendments which increased the related rent to compensate for additional equipment added to our towers. The increase in international site leasing revenues includes the negative impact of $14.7 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Site development revenues increased  $1.4 million for the six months ended June 30, 2015, as compared to the prior year, as a result of an increase in the volume of work performed due to the timing of our wireless carrier customers’ initiatives, in particular Sprint, T-Mobile, and Verizon.

Operating Profit

Domestic site leasing segment operating profit increased  $50.4 million for the six months ended June 30, 2015, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since January 1, 2014 and organic site leasing growth as noted above, (ii) improving control of our site leasing cost of revenue, and (iii) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased  $23.2 million for the six months ended June 30, 2015, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since January 1, 2014 and organic site leasing growth as noted above, (ii) improving control of our site leasing cost of revenue, and (iii) the positive impact of our ground lease purchase program. The increase in international segment operating profit includes the negative impact of $10.9 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Site development segment operating profit decreased  $0.4 million for the six months ended June 30, 2015 as compared to the prior year, primarily due to lower services revenue.

Selling, General, and Administrative Expenses:

	For the six months ended
	June 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Total	$58,145	$50,118	$8,027	16.0%

Selling, general, and administrative expenses increased  $8.0 million for the six months ended June 30, 2015, as compared to the prior year, primarily as a result of an increase in personnel, salaries, benefits, non-cash compensation, and other support costs due in large part to our continued portfolio expansion. The increase in selling, general, and administrative expenses includes the positive impact of $0.7 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Acquisition Related Adjustments and Expenses:

	For the six months ended
	June 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Domestic site leasing	$7,042	$6,636	$406	6.1%
International site leasing	77	4,150	(4,073)	(98.1%)
Total	$7,119	$10,786	$(3,667)	(34.0%)

Acquisition related adjustments and expenses decreased  $3.7 million for the six months ended June 30, 2015, as compared to the prior year, primarily as a result of a reduction in the number of acquisitions compared to the prior year period, as well as, changes in our estimated pre-acquisition contingencies. The  decrease in acquisition related adjustments and expenses includes the positive impact of $0.8 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Asset Impairment and Decommission Costs:

	For the six months ended
	June 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Domestic site leasing	$10,556	$6,727	$3,829	56.9%
International site leasing	276	835	(559)	(66.9%)
Total	$10,832	$7,562	$3,270	43.2%

Asset impairment and decommission costs increased  $3.3 million for the six months ended June 30, 2015, as compared to the prior year, primarily as a result of a $2.1 million increase related to the disposition of higher net book value towers and an increase in other third party decommission costs. In addition, the increase in the asset impairment and decommission costs includes $1.2 million in exit costs related to our former corporate headquarters building for the six months ended June 30, 2015.    Fluctuations in foreign currency exchange rates had an immaterial impact for the six months ended June 30, 2015 when compared to the prior year period.

Depreciation, Accretion, and Amortization Expenses:

	For the six months ended
	June 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Domestic site leasing	$267,139	$255,335	$11,804	4.6%
International site leasing	63,470	46,368	17,102	36.9%
Total site leasing	$330,609	$301,703	$28,906	9.6%
Site development	1,466	1,128	338	30.0%
Not identified by segment	2,155	2,616	(461)	(17.6%)
Total	$334,230	$305,447	$28,783	9.4%

Depreciation, accretion, and amortization expense increased  $28.8 million for the six months ended June 30, 2015, as compared to the prior year, due to the increase in the number of towers we acquired and built since January 1, 2014. The increase in depreciation, accretion, and amortization expense includes the positive impact of $7.7 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Operating Income:

	For the six months ended
	June 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Domestic site leasing	$168,855	$136,867	$31,988	23.4%
International site leasing	18,399	7,491	10,908	145.6%
Total site leasing	$187,254	$144,358	$42,896	29.7%
Site development	13,133	14,586	(1,453)	(10.0%)
Not identified by segment	(13,139)	(8,493)	(4,646)	54.7%
Total	$187,248	$150,451	$36,797	24.5%

Domestic site leasing operating income increased  $32.0 million for the six months ended June 30, 2015, as compared to the prior year, primarily due to higher segment operating profit, partially offset by increases in selling, general, and administrative expenses, acquisition related adjustments and expenses, asset impairment and decommission costs, and depreciation, accretion, and amortization expense.

International site leasing operating income increased  $10.9 million for the six months ended June 30, 2015, as compared to the prior year, primarily due to higher segment operating profit and a reduction in selling, general, and administrative expenses and acquisition related adjustments and expenses, partially offset by an increase in depreciation, accretion, and amortization expense. The increase in international site leasing operating income includes the negative impact of $1.3 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Site development operating income decreased  $1.5 million for the six months ended June 30, 2015, as compared to the prior year, primarily due to a decrease in site development segment operating profit, as well as increases in selling, general, and administrative expenses and depreciation, accretion, and amortization expense.

Other Income (Expense):

	For the six months ended
	June 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Interest income	$1,008	$266	$742	278.9%
Interest expense	(156,562)	(137,525)	(19,037)	13.8%
Non-cash interest expense	(601)	(18,596)	17,995	(96.8%)
Amortization of deferred financing fees	(9,170)	(8,516)	(654)	7.7%
Loss from extinguishment of debt, net	—	(10,187)	10,187	(100.0%)
Other (expense) income	(67,461)	19,774	(87,235)	(441.2%)
Total	$(232,786)	$(154,784)	$(78,002)	50.4%

Interest expense increased  $19.0 million due to the higher average principal amount of cash-interest bearing debt outstanding for the six months ended June 30, 2015 compared to the prior year, primarily resulting from the issuance of the 2014 Tower Securities and the 4.875% Notes, partially offset by the full repayment of the 2010-1C Tower Securities, the full redemption of the 8.25% Notes, and the settlement of the 4.0% Notes during the prior year period.

Non-cash interest expense decreased  $18.0 million for the six months ended June 30, 2015, as compared to the prior year, primarily due to the maturity of the 4.0% Notes as well as the full redemption of the 8.25% Notes during the prior year period.

Loss from extinguishment of debt decreased  $10.2 million for the six months ended June 30, 2015, as compared to the prior year, primarily due to the repayment of the 2011 Term Loan and the 2012-2 Term Loan during the prior year period.

Other expense increased by $87.2 million for the six months ended June 30, 2015, as compared to the prior year, primarily due to a $68.3 million loss related to the remeasurement of an intercompany loan not denominated in the functional currency during the six months ended June 30, 2015, as well as, a $17.9 million gain realized on the settlement of two foreign currency contracts entered into to hedge the purchase price of the Oi S.A. acquisition in Brazil, which were entered into and settled during the first quarter of 2014.

Net Loss:

	For the six months ended
	June 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Net loss	$(50,725)	$(8,061)	$(42,664)	529.3%

Net loss was $50.7 million for the six months ended June 30, 2015 as compared to a net loss of $8.1 million in the prior year, an increase of $42.6 million. The increase is primarily due to an increase in other expense, selling, general and administrative expenses, depreciation, accretion, and amortization expense, and interest expense, offset by an increase in our total segment operating profit and a decrease in acquisition related adjustments and expenses as compared to the prior year quarter. The increase in net loss includes the positive impact of $1.5 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

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

	For the three months ended
	June 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Net income (loss)	$28,305	$(9,467)	$37,772	(399.0%)
Non-cash straight-line leasing revenue	(13,218)	(15,217)	1,999	(13.1%)
Non-cash straight-line ground lease expense	8,523	9,172	(649)	(7.1%)
Non-cash compensation	8,213	6,196	2,017	32.6%
Loss from extinguishment of debt, net	—	8,236	(8,236)	(100.0%)
Other income	(15,507)	(1,384)	(14,123)	1,020.4%
Acquisition related adjustments and expenses	5,780	2,225	3,555	159.8%
Asset impairment and decommission costs	4,010	3,994	16	0.4%
Interest income	(715)	(180)	(535)	297.2%
Interest expense (1)	83,856	84,069	(213)	(0.3%)
Depreciation, accretion, and amortization	162,377	161,005	1,372	0.9%
Provision for taxes (2)	2,627	2,407	220	9.1%
Adjusted EBITDA	$274,251	$251,056	$23,195

	For the six months ended
	June 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Net loss	$(50,725)	$(8,061)	$(42,664)	529.3%
Non-cash straight-line leasing revenue	(27,459)	(26,245)	(1,214)	4.6%
Non-cash straight-line ground lease expense	17,238	18,145	(907)	(5.0%)
Non-cash compensation	15,201	10,814	4,387	40.6%
Loss from extinguishment of debt, net	—	10,187	(10,187)	(100.0%)
Other expense (income)	67,461	(19,774)	87,235	(441.2%)
Acquisition related adjustments and expenses	7,119	10,786	(3,667)	(34.0%)
Asset impairment and decommission costs	10,832	7,562	3,270	43.2%
Interest income	(1,008)	(266)	(742)	278.9%
Interest expense (1)	166,333	164,637	1,696	1.0%
Depreciation, accretion, and amortization	334,230	305,447	28,783	9.4%
Provision for taxes (2)	6,047	4,490	1,557	34.7%
Adjusted EBITDA	$545,269	$477,722	$67,547

(1)	Interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.
(2)

Provision for taxes includes $403 and $364 of franchise taxes for the three months ended June 30, 2015 and 2014, respectively, and $860 and $762 of franchise taxes for the six months ended June 30, 2015 and 2014, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations.

Adjusted EBITDA was $274.3 million for the three months ended June 30, 2015 as compared to $251.1 million for the three months ended June 30, 2014. The increase of $23.2 million is primarily the result of increased segment operating profit from our domestic site leasing and international site leasing segments offset partially by the increase in our cash selling, general, and administrative expenses. The increase in Adjusted EBITDA includes the negative impact of $6.0 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Adjusted EBITDA was $545.3 million for the six months ended June 30, 2015 as compared to $477.7 million for the six months ended June 30, 2014. The increase of $67.5 million is primarily the result of increased segment operating profit from our domestic site leasing and international site leasing segments offset partially by the increase in our cash selling, general, and administrative expenses. The increase in Adjusted EBITDA includes the negative impact of $8.0 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

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

A summary of our cash flows is as follows:

	For the six months ended
	June 30,
	2015	2014

	(in thousands)
Cash provided by operating activities	$375,532	$334,945
Cash used in investing activities	(436,610)	(1,026,650)
Cash provided by financing activities	93,784	658,995
Increase (decrease) in cash and cash equivalents	32,706	(32,710)
Effect of exchange rate changes on cash and cash equivalents	(2,303)	18,250
Cash and cash equivalents, beginning of the period	39,443	122,112
Cash and cash equivalents, end of the period	$69,846	$107,652

Operating Activities

Cash provided by operating activities was $375.5 million for the six months ended June 30, 2015 as compared to $334.9 million for the six months ended June 30, 2014. This increase was primarily due to an increase in segment operating profit from domestic site leasing, international site leasing, and site development operating segments and a decrease in acquisition related adjustments and expenses partially offset by increases in cash outflows associated with working capital changes, increased selling, general, and administrative expenses, and increased cash interest payments relating to the higher average amount of cash-interest bearing debt outstanding for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the six months
	ended June 30,
	2015	2014

	(in thousands)
Acquisitions (1)	$265,721	$948,045
Construction and related costs on new tower builds	55,104	33,664
Augmentation and tower upgrades	37,199	23,525
Ground lease buyouts (2)	57,362	19,429
Purchase/refurbishment of headquarters building	10,173	3,538
Tower maintenance	13,925	7,995
General corporate	1,990	3,429
Total cash capital expenditures	$441,474	$1,039,625

(1)	Included in our cash capital expenditures for the six months ended June 30, 2014 is $673.9 million related to our acquisition of 2,007 towers from Oi S.A. which closed on March 31, 2014.
(2)	Excludes $8.7 million and $5.0 million spent on ground lease extensions and term easements for the six months ended June 30, 2015 and 2014, respectively.

Subsequent to June 30, 2015 and through July 29, 2015, the date of our most recent public earnings press release, we acquired 19 towers for $28.4 million in cash. Subsequent to July 29, 2015 and through the date of this filing, we did not complete any material acquisitions.

During all of 2015, inclusive of the capital expenditures made during the six months ended June 30, 2015, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $30.0 million to $35.0 million and discretionary cash capital expenditures, based on current acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $580.0 million to $600.0 million as well as potential, additional tower acquisitions not yet under contract. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

On February 5, 2015, we entered into an amendment to our Revolving Credit Facility to (1) increase the size of the facility by $230.0 million to $1.0 billion, (2) extend the maturity date to February 5, 2020, and (3) lower the applicable interest rate margins and commitment fees depending on Borrower leverage (as defined in the Senior Credit Agreement).

During the six months ended June 30, 2015, we borrowed $450.0 million and repaid $535.0 million under the Revolving Credit Facility. As of June 30, 2015, we had $40.0 million outstanding under the $1.0 billion Revolving Credit Facility. As of the date of this filing, $170.0 million was outstanding under the Revolving Credit Facility.

On June 10, 2015,  we, through our wholly owned subsidiary, SBA Senior Finance II LLC, obtained a new senior secured Term Loan with an aggregate principal amount of $500.0 million that was issued at 99.0% of par value and matures on June 10, 2022 (the “2015 Term Loan”). Net proceeds from the 2015 Term Loan were used to repay $490.0 million of the outstanding balance under our Revolving Credit Facility.

During the first quarter of 2015,  we settled the remaining outstanding warrants originally sold in connection with the 4.0% Notes. The warrants represented approximately 2.1 million underlying shares of Class A common stock, and we satisfied our obligations by paying $150.9 million in cash, of which $15.6 million was paid in the second quarter of 2015.

During the second quarter of 2015, we repurchased the remaining $150.0 million of our Class A common stock authorized under our $300.0 million stock repurchase plan, completing this plan. We repurchased 1.305 million shares, or just over one percent of the shares outstanding, at an average price per share of $114.96.

On June 4, 2015, we announced the authorization of a new $1.0 billion stock repurchase plan. This new plan authorizes us to purchase from time to time our outstanding common stock through open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion. Shares purchased will be retired.

Subsequent to June 30, 2015, we repurchased 0.9 million shares of our Class A common stock99.7 million. We currently have $900.3 million of repurchase authorization remaining under our existing $1.0 billion stock repurchase program.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the six months ended June 30, 2015, we did not issue any shares of Class A common stock under this registration statement. As of June 30, 2015, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

On March 3, 2015, we filed with the Commission an automatic shelf registration statement for well-known seasoned issuers on Form S-3ASR. This registration statement enables us to issue shares of our Class A common stock, preferred stock or debt securities either separately or represented by warrants, or depositary shares as well as units that include any of these securities. Under the rules governing automatic shelf registration statements, we will file a prospectus supplement and advise the Commission of the amount and type of securities each time we issue securities under this registration statement. No shares were issued under this registration statement through the date of this filing.

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

As amended February 2015, the Revolving Credit Facility consists of a revolving loan under which up to $1.0 billion aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (i) the Eurodollar Rate plus a margin that ranges from 137.5 basis points to 200.0 basis points or (ii) the Base Rate plus a margin that ranges from 37.5 basis points to 100.0 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. In addition, SBA Senior Finance II is required to pay a commitment fee of 0.25% per annum on the amount of unused commitment. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, February 5, 2020. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period. As of June 30, 2015, the Revolving Credit Facility was accruing interest at 2.15% per annum.

During the three and six months ended June 30, 2015, we borrowed $315.0 million and $450.0 million, respectively, under the Revolving Credit Facility. During the three and six months ended June 30, 2015, we repaid $510.0 million and $535.0 million, respectively, of the outstanding balance under the Revolving Credit Facility. As of June 30, 2015,  $40.0 million was outstanding under the Revolving Credit Facility.

Subsequent to June 30, 2015,  we borrowed $130.0 million under the Revolving Credit Facility. As of the date of this filing, $170.0 million was outstanding under the Revolving Credit Facility.

As of June 30, 2015, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Term Loans under the Senior Credit Agreement

2012-1 Term Loan

The 2012-1 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $200.0 million that matures on May 9, 2017. The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of June 30, 2015, the 2012-1 Term Loan was accruing interest at 2.69% per annum. Principal payments on the 2012-1 Term Loan commenced on September 30, 2012 and are being made in quarterly installments on the last day of each March, June, September, and December, in an amount equal to $2.5 million for each of the first eight quarters, $3.8 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-1 Term Loan without premium or penalty. To the extent not previously repaid, the 2012-1 Term Loan will be due and payable on the maturity date. The 2012-1 Term Loan was issued at par. We incurred deferred financing fees of $2.7 million in relation to this transaction which are being amortized through the maturity date.

During the three and six months ended June 30, 2015, we repaid $3.8 million and $7.5 million, respectively, of principal on the 2012-1 Term Loan. As of June 30, 2015, the 2012-1 Term Loan had a principal balance of $165.0 million.

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021. The 2014 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of June 30, 2015, the 2014 Term Loan was accruing interest at 3.25% per annum.  Principal payments on the 2014 Term Loan commenced on September 30, 2014 and will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan without premium or penalty.  To the extent not previously repaid, the 2014 Term Loan will be due and payable on the maturity date. We incurred deferred financing fees of approximately $12.9 million in relation to this transaction which are being amortized through the maturity date.

During the three and six months ended June 30, 2015,  we repaid $3.8 million and $7.5 million, respectively, of principal on the 2014 Term Loan. As of June 30, 2015, the 2014 Term Loan had a principal balance of $1.5 billion.

2015 Term Loan

On June 10, 2015, SBA Senior Finance II obtained a new senior secured term loan with an initial aggregate principal amount of $500.0 million that matures on June 10, 2022. The 2015 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2015 Term Loan was issued at 99.0% of par value. As of June 30, 2015, the 2015 Term Loan was accruing interest at 3.25% per annum. Principal payments on the 2015 Term Loan commence on September 30, 2015 and will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $1.3 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2015 Term Loan. To the extent not previously repaid, the 2015 Term Loan will be due and payable on the maturity date. However, to the extent the 2015 Term Loan is prepaid prior to December 10, 2015 from proceeds of certain refinancing or repricing transactions, a prepayment fee equal to 1.0% of the aggregate principal amount of such prepayment will apply. We incurred deferred financing fees of approximately $5.1 million to date in relation to this transaction which are being amortized through the maturity date.

As of June 30, 2015, the 2015 Term Loan had a principal balance of $500.0 million.

Secured Tower Revenue Securities

2010 Tower Securities

On April 16, 2010, we, through a New York common law trust (the “Trust”), issued $550.0 million of Secured Tower Revenue Securities Series 2010-2C (the “2010 Tower Securities”). The 2010 Tower Securities have an annual interest rate of 5.101%. The anticipated repayment date and the final maturity date for the 2010 Tower Securities are April 17, 2017 and April 15, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those entities that are borrowers on the mortgage loan (the “Borrowers”). We incurred deferred financing fees of $8.1 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2010 Tower Securities.

2012 Tower Securities

On August 9, 2012, we, through the Trust, issued $610.0 million of Secured Tower Revenue Securities Series 2012-1C (the “2012 Tower Securities”) which have an anticipated repayment date of December 15, 2017 and a final maturity date of December 15, 2042. The fixed interest rate of the 2012 Tower Securities is 2.933% per annum, payable monthly. We incurred deferred financing fees of $14.9 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2012 Tower Securities.

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

2014 Tower Securities

On October 15, 2014, we, through the Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C which have an anticipated repayment date of October 15, 2019 and a final maturity date of October 17, 2044 and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C which have an anticipated repayment date of October 15, 2024 and a final maturity date of October 15, 2049 (collectively the “2014 Tower Securities”). The aggregate $1.54 billion of 2014 Tower Securities have a blended interest rate of 3.289% and a weighted average life through the anticipated repayment date of 7.0 years. We incurred deferred financing fees of $22.5 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2014 Tower Securities.

As of June 30, 2015, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

Debt Service

As of June 30, 2015, we believe that our cash on hand, capacity available under our Revolving Credit Facility, our cash flows from operations for the next twelve months, and future financings will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months based on the amounts outstanding as of June 30, 2015 and the interest rates accruing on those amounts on such date (in thousands):

5.625% Senior Notes due 2019	$28,125
5.750% Senior Notes due 2020	46,000
4.875% Senior Notes due 2022	36,563
5.101% Secured Tower Revenue Securities Series 2010-2	28,230
2.933% Secured Tower Revenue Securities Series 2012	18,085
2.240% Secured Tower Revenue Securities Series 2013-1C	9,655
3.722% Secured Tower Revenue Securities Series 2013-2C	21,584
3.598% Secured Tower Revenue Securities Series 2013-1D	11,978
2.898% Secured Tower Revenue Securities Series 2014-1C	26,954
3.869% Secured Tower Revenue Securities Series 2014-2C	24,185
Revolving Credit Facility	3,260
2012-1 Term Loan A	24,237
2014 Term Loan B	63,080
2015 Term Loan B	21,189
Total debt service for next 12 months	$363,124

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These risks arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of June 30, 2015:

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value

Debt:	(in thousands)
5.625% Senior Notes due 2019	$—	$—	$—	$—	$500,000	$—	$500,000	$521,250
5.750% Senior Notes due 2020	—	—	—	—	—	800,000	800,000	830,000
4.875% Senior Notes due 2022	—	—	—	—	—	750,000	750,000	731,250
5.101% 2010-2 Tower
Securities (1)	—	—	550,000	—	—	—	550,000	568,354
2.933% 2012 Tower
Securities (1)	—	—	610,000	—	—	—	610,000	617,832
2.240% 2013-1C Tower
Securities (1)	—	—	—	425,000	—	—	425,000	422,935
3.722% 2013-2C Tower
Securities (1)	—	—	—	—	—	575,000	575,000	578,853
3.598% 2013-1D Tower
Securities (1)	—	—	—	330,000	—	—	330,000	328,112
2.898% 2014-1C Tower
Securities (1)	—	—	—	—	920,000	—	920,000	921,122
3.869% 2014-2C Tower
Securities (1)	—	—	—	—	—	620,000	620,000	622,765
Revolving Credit Facility	—	—	—	—	—	40,000	40,000	40,000
2012-1 Term Loan	10,000	20,000	135,000	—	—	—	165,000	166,650
2014 Term Loan	7,500	15,000	15,000	15,000	15,000	1,417,500	1,485,000	1,472,006
2015 Term Loan	2,500	5,000	5,000	5,000	5,000	477,500	500,000	492,500
Total debt obligation	$20,000	$40,000	$1,315,000	$775,000	$1,440,000	$4,680,000	$8,270,000	$8,313,629

(1)	The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 17, 2017 and April 15, 2042, respectively.

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

Our current primary market risk exposure is interest rate risk relating to (1) our ability to refinance our debt at commercially reasonable rates, if at all, and (2) the impact of interest rate movements on our 2012-1 Term Loan, 2014 Term Loan, and 2015 Term Loan and any borrowings that we may incur under our Revolving Credit Facility, which are at floating rates. We manage the interest rate risk on our outstanding debt through our large percentage of fixed rate debt. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil and Canada and to a lesser extent in Costa Rica, Guatemala, Nicaragua, El Salvador, and Panama. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil and Canada, we receive all of our revenue and pay all of our operating expenses in local currency. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the six months ended June 30, 2015, approximately 11.8% of our revenues and approximately 13.0% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Reais from the quoted foreign currency exchange rates at June 30, 2015. As of June 30, 2015, the analysis indicated that such an adverse movement would have caused our revenues and operating results to fluctuate by approximately 1% for the six months ended June 30, 2015.

As of June 30, 2015, we have incurred intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at June 30, 2015 would have resulted in approximately $45.5 million of unrealized gains or losses that would have been included in Other expense in our condensed consolidated statements of operations for the six months ended June 30, 2015.

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

•

our expectations regarding our future cash capital expenditures, both discretionary and non-discretionary, including expenditures required to acquire or build additional towers, to maintain, improve, and modify our towers, to conduct ground lease purchases, and for general corporate expenditures, and the source of funds for these expenditures;

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

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of June 30, 2015. Based on such evaluation, such officers have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
*10.5

Incremental Term Loan B-2 Amendment, dated as of June 10, 2015, among SBA Senior Finance II LLC, as borrower, the several lenders from time to time parties thereto, and Toronto Dominion (Texas) LLC, as administrative agent.

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

SBA COMMUNICATIONS CORPORATION

August 6, 2015	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

August 6, 2015	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)