Form 10-Q
period 2015-09-30
SBA COMMUNICATIONS CORP
filed 2015-11-09
CIK 1034054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 126,151,128  shares of Class A common stock as of October 30, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30,	December 31,
	2015	2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$73,271	$39,443
Restricted cash	46,785	52,519
Short-term investments	702	5,549
Accounts receivable, net of allowance of $1,418 and $889
at September 30, 2015 and December 31, 2014, respectively	73,383	104,268
Costs and estimated earnings in excess of billings on uncompleted contracts	25,800	30,078
Prepaid expenses and other current assets	114,930	95,031
Total current assets	334,871	326,888
Property and equipment, net	2,720,874	2,762,417
Intangible assets, net	3,737,105	4,189,540
Deferred financing fees, net	89,185	95,237
Other assets	514,722	467,043
Total assets	$7,396,757	$7,841,125

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$32,197	$42,851
Accrued expenses	65,642	65,553
Current maturities of long-term debt	40,000	32,500
Deferred revenue	92,242	120,047
Accrued interest	39,184	53,178
Other current liabilities	19,002	16,921
Total current liabilities	288,267	331,050
Long-term liabilities:
Long-term debt	8,446,850	7,828,299
Other long-term liabilities	359,296	342,576
Total long-term liabilities	8,806,146	8,170,875
Shareholders' deficit:
Preferred stock - par value $.01, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock - Class A, par value $.01, 400,000 shares authorized, 126,143 and
129,134 shares issued and outstanding at September 30, 2015 and
December 31, 2014, respectively	1,261	1,291
Additional paid-in capital	1,951,657	2,062,775
Accumulated deficit	(3,149,082)	(2,542,380)
Accumulated other comprehensive loss, net	(501,492)	(182,486)
Total shareholders' deficit	(1,697,656)	(660,800)
Total liabilities and shareholders' deficit	$7,396,757	$7,841,125

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share amounts)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014
Revenues:
Site leasing	$371,993	$349,010	$1,112,182	$998,781
Site development	38,742	44,283	119,351	123,481
Total revenues	410,735	393,293	1,231,533	1,122,262
Operating expenses:
Cost of revenues (exclusive of depreciation, accretion,
and amortization shown below):
Cost of site leasing	81,346	77,926	243,298	223,049
Cost of site development	30,387	33,950	91,662	93,432
Selling, general, and administrative (1)	27,872	26,589	86,017	76,707
Acquisition related adjustments and expenses	364	(58)	7,483	10,728
Asset impairment and decommission costs	63,353	5,992	74,185	13,554
Depreciation, accretion, and amortization	164,330	159,410	498,560	464,858
Total operating expenses	367,652	303,809	1,001,205	882,328
Operating income	43,083	89,484	230,328	239,934
Other income (expense):
Interest income	1,276	161	2,284	428
Interest expense	(81,877)	(78,170)	(238,439)	(215,695)
Non-cash interest expense	(449)	(8,236)	(1,051)	(26,832)
Amortization of deferred financing fees	(4,803)	(4,599)	(13,973)	(13,114)
Loss from extinguishment of debt, net	—	(14,893)	—	(25,080)
Other (expense) income, net	(111,250)	611	(178,710)	20,384
Total other expense	(197,103)	(105,126)	(429,889)	(259,909)
Loss before provision for income taxes	(154,020)	(15,642)	(199,561)	(19,975)
Provision for income taxes	(1,926)	(982)	(7,112)	(4,710)
Net loss	(155,946)	(16,624)	(206,673)	(24,685)
Net loss per common share
Basic and diluted	$(1.23)	$(0.13)	$(1.61)	$(0.19)
Weighted average number of common shares
Basic and diluted	127,170	129,046	128,397	128,854

(1)

Includes non-cash compensation of $6,631 and $6,319 for the three months ended September 30, 2015 and 2014, respectively, and $21,604 and $16,951 for the nine months ended September 30, 2015 and 2014, respectively.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited) (in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2015	2014	2015	2014
Net loss	$(155,946)	$(16,624)	$(206,673)	$(24,685)
Foreign currency translation adjustments	(171,089)	(128,461)	(319,006)	(60,466)
Comprehensive loss	$(327,035)	$(145,085)	$(525,679)	$(85,151)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’  DEFICIT

(unaudited) (in thousands)

					Accumulated
	Class A		Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCE, December 31, 2014	129,134	$1,291	$2,062,775	$(2,542,380)	$(182,486)	$(660,800)
Net loss	—	—	—	(206,673)	—	(206,673)
Common stock issued in connection with
stock purchase/option plans	509	5	17,516	—	—	17,521
Non-cash compensation	—	—	22,240	—	—	22,240
Settlement of common stock warrants	—	—	(150,874)	—	—	(150,874)
Repurchase and retirement of common stock	(3,500)	(35)	—	(400,029)	—	(400,064)
Foreign currency translation adjustments	—	—	—	—	(319,006)	(319,006)
BALANCE, September 30, 2015	126,143	$1,261	$1,951,657	$(3,149,082)	$(501,492)	$(1,697,656)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in thousands)

	For the nine months
	ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(206,673)	$(24,685)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization	498,560	464,858
Non-cash interest expense	1,051	26,832
Deferred income tax expense (benefit)	195	(1,043)
Non-cash asset impairment and decommission costs	69,895	9,909
Non-cash compensation expense	21,903	17,231
Amortization of deferred financing fees	13,973	13,114
Loss from extinguishment of debt, net	—	25,080
Loss on remeasurement of U.S. dollar denominated intercompany loan	180,422	—
Gain on foreign currency swap contract	—	(17,891)
Other non-cash items reflected in the Statements of Operations	(5,233)	(1,207)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and costs and estimated earnings in excess of
billings on uncompleted contracts, net	24,242	(10,649)
Prepaid and other assets	(52,928)	(43,923)
Accounts payable and accrued expenses	11,129	(6,220)
Accrued interest	(13,994)	(659)
Other liabilities	(7,805)	34,541
Net cash provided by operating activities	534,737	485,288
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(408,711)	(1,048,748)
Capital expenditures	(162,311)	(131,347)
Proceeds from foreign currency swap contract	—	17,891
Other investing activities	4,291	(1,782)
Net cash used in investing activities	(566,731)	(1,163,986)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	770,000	575,000
Repayments under Revolving Credit Facility	(615,000)	(490,000)
Repayment of Term Loans	(25,000)	(303,000)
Proceeds from Term Loans, net of fees	489,899	1,483,337
Payment for the redemption of 8.25% Notes	—	(253,805)
Proceeds from 4.875% Senior Notes, net of fees	—	732,459
Payments on settlement of convertible debt	—	(132,592)
Payments for settlement of common stock warrants	(150,874)	(602,834)
Repurchase and retirement of common stock	(400,064)	—
Other financing activities	9,552	(18,202)
Net cash provided by financing activities	78,513	990,363
Effect of exchange rate changes on cash and cash equivalents	(12,691)	16,480
NET INCREASE IN CASH AND CASH EQUIVALENTS	33,828	328,145
CASH AND CASH EQUIVALENTS:
Beginning of period	39,443	122,112
End of period	$73,271	$450,257

The accompanying condensed notes are an integral part of these consolidated financial statements.

SBA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months
	ended September 30,
	2015	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$252,425	$216,103
Income taxes	$7,569	$6,377

SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH
ACTIVITIES:
Assets acquired through capital leases	$2,627	$1,290
Issuance of stock for settlement of convertible debt and warrants,
net of hedges	$—	$284

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

Intercompany Loans

In accordance with Accounting Standards Codification (ASC) 830, the Company remeasures intercompany loans not denominated in the functional currency with the corresponding remeasurement adjustment being recorded in Other income (expense), net in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2015, the Company recorded a $112.1 million and $180.4 million foreign exchange loss, respectively, on the remeasurement of an intercompany loan with a Brazilian subsidiary.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") released updated guidance regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Under the proposal, the standard would be required to be adopted by public business entities in annual periods beginning on or after December 15, 2017. Early adoption is permitted but not before interim and annual reporting periods beginning after December 15, 2016. This guidance is required to be applied (1) retrospectively to each prior reporting period presented, or (2) with the cumulative effect being recognized at the date of initial application. The Company is evaluating the guidance including the impact on its consolidated financial statements.

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

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The standard indicates the SEC staff would not object to presenting deferred debt issuance costs for a line of credit arrangement as an asset in the balance sheet. ASU 2015-15 is effective for annual and interim periods beginning after December 15, 2015 and early application is permitted. The Company has not elected to early adopt the standard.

In September 2015, the FASB issued ASU 2015-16 Business Combinations. The standard requires that the acquirer (1) recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, (2) record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, and (3) to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2015 and early application is permitted. The Company has not elected to early adopt the standard.

2.FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis— The Company’s earnout liabilities related to acquisitions are measured at fair value on a recurring basis using Level 3 inputs and are recorded in Accrued expenses in the accompanying Consolidated Balance Sheets. Changes in estimate are recorded in Acquisition related adjustments and expenses in the accompanying Consolidated Statement of Operations. The Company determines the fair value of acquisition-related earnouts (contingent consideration) and any subsequent changes in fair value using a discounted probability-weighted approach using Level 3 inputs. Level 3 valuations rely on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value of the earnouts is reviewed quarterly and is based on the payments the Company expects to make based on historical internal observations related to the anticipated performance of the underlying assets. The Company’s estimate of the fair value of its obligation of performance targets contained in various acquisitions was $8.8 million and $15.1 million as of September 30, 2015 and December 31, 2014. The maximum potential obligation related to the performance targets was $14.3 million and $23.1 million as of September 30, 2015 and December 31, 2014, respectively.

The following summarizes the activity of the accrued earnouts:

	2015	2014

	(in thousands)
Beginning balance, December 31, 2014 and 2013 , respectively	$15,086	$30,063
Additions	3,228	10,384
Payments	(3,608)	(16,346)
Change in estimate	(5,299)	(1,519)
Foreign currency translation adjustments	(588)	554
Ending balance, September 30, 2015 and September 30, 2014, respectively	$8,819	$23,136

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

During the three and nine months ended September 30, 2015, the Company recognized impairment charges of $63.4 million and $74.2 million, respectively. The impairment charges include the write off of $5.3 million and $12.0 million in carrying value of decommissioned towers,  a  $56.7 million impairment charge recorded in the third quarter of 2015 related to fiber assets acquired in the 2012 Mobilitie transaction, and $1.4 million and $4.3 million of other third party decommission costs incurred related to the Company’s long-lived assets and intangibles for the three and nine months ended September 30, 2015, respectively.  The impairment review of the fiber assets was triggered by a strategic decision made by the Company during the third quarter. The undiscounted cash flows were not sufficient to recover the carrying amount of the assets and thus a discounted cash flow valuation was used to determine the fair value. Key assumptions used in the valuation include forecasts of revenue and expenses over an extended period of time, and estimated costs of debt and equity capital to discount the projected cash flows. Certain of these assumptions involve significant judgment, are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change. In addition, for the nine months ended September 30, 2015, the impairment charge includes $1.2 million in exit costs related to the Company’s former corporate headquarters building. During the three and nine months ended September 30, 2014, the Company recognized impairment charges of $6.0 million and $13.6 million, respectively. The impairment charges include the write off of $4.7 million and $10.0 million in carrying value of decommissioned towers and $1.3 million and $3.6 million of other third party decommission costs incurred related to the Company’s long-lived assets and intangibles for the three and nine months ended September 30, 2014, respectively. These write offs result from the Company’s analysis that the future cash flows from certain assets would not recover the carrying value of the investment in those assets. Asset impairment and decommission costs and the related impaired assets relate to the Company’s site leasing operating segment.

Fair Value of Financial Instruments— The carrying values of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, and short-term investments approximate their estimated fair values due to the short maturity of these instruments. Short-term investments consisted of $0.5 million and $5.3 million in certificate of deposits, as of September 30, 2015 and December 31, 2014, respectively, and $0.2 million in Treasury securities as of September 30, 2015 and December 31, 2014. The Company’s estimate of the fair value of its held-to-maturity investments in treasury and corporate bonds, including current portion, are based primarily upon Level 1 reported market values. As of September 30, 2015 and December 31, 2014, the carrying value and fair value of the held-to-maturity investments, including current portion, were $1.0 million and $1.1 million, respectively.

The Company determines the fair value of its debt instruments utilizing various Level 2 sources including quoted prices and indicative quotes (non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. The fair value of the Revolving Credit Facility is considered to approximate the carrying value because the interest payments are based on Eurodollar rates that reset every month. The Company does not believe its credit risk has changed materially from the date the applicable Eurodollar Rate plus 137.5 to 200.0 basis points was set for the Revolving Credit Facility. Refer to Note 10 for the fair values, principal balances, and carrying values of the Company’s debt instruments.

3.RESTRICTED CASH

Restricted cash consists of the following:

	As of	As of
	September 30, 2015	December 31, 2014	Included on Balance Sheet

	(in thousands)
Securitization escrow accounts	$46,381	$52,117	Restricted cash - current asset
Payment and performance bonds	404	402	Restricted cash - current asset
Surety bonds and workers compensation	4,270	5,934	Other assets - noncurrent
Total restricted cash	$51,055	$58,453

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

Payment and performance bonds relate primarily to collateral requirements for tower construction currently in process by the Company. Cash is pledged as collateral related to surety bonds issued for the benefit of the Company or its affiliates in the ordinary course of business and primarily relates to the Company’s tower removal obligations. As of September 30, 2015 and December 31, 2014, the Company had $38.0 million and $38.3 million in surety bonds and payment and performance bonds, respectively, for which it was only required to post $0.8 million in collateral. The Company periodically evaluates the collateral posted for its bonds to ensure that it meets the minimum requirements. As of September 30, 2015 and December 31, 2014, the Company had also pledged $2.5 million and $2.6 million, respectively, as collateral related to its workers compensation policy.

4.OTHER ASSETS

The Company’s other assets are comprised of the following:

	As of	As of
	September 30, 2015	December 31, 2014

	(in thousands)
Long-term investments	$51,919	$44,095
Prepaid land rent	149,517	134,148
Straight-line rent receivable	258,534	230,384
Deferred lease costs, net	30,239	28,517
Other	24,513	29,899
Total other assets	$514,722	$467,043

5.ACQUISITIONS

The Company acquired 225 communication sites during the three months ended September 30, 2015. These acquisitions were not significant to the Company and, accordingly, a preliminary estimate of the fair value of the assets acquired and liabilities assumed has not been presented. The Company evaluates all acquisitions after the applicable closing date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed by major balance sheet caption, as well as the separate recognition of intangible assets from goodwill if certain criteria are met.

The following table summarizes all of the Company’s cash acquisition capital expenditures:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014

	(in thousands)
Towers and related intangible assets	$76,475	$71,688	$358,675	$1,019,733
Land buyouts (1)	9,154	9,586	50,036	29,015
Total cash acquisition capital expenditures	$85,629	$81,274	$408,711	$1,048,748

(1)

In addition, the Company paid $4.0 million and $2.7 million for ground lease extensions and term easements on land underlying the Company’s towers during the three months ended September 30, 2015 and 2014, respectively, and paid $12.7 million and $7.8 million for ground lease extensions and term easements on land underlying the Company’s towers during the nine months ended September 30, 2015 and 2014, respectively. The Company recorded these amounts in prepaid rent on its Consolidated Balance Sheets.

Subsequent to September 30, 2015, the Company acquired 24 towers for $19.8 million in cash.

6.INTANGIBLE ASSETS, NET

The following table provides the gross and net carrying amounts for each major class of intangible assets:

	As of September 30, 2015			As of December 31, 2014
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

	(in thousands)
Current contract intangibles	$3,859,057	$(1,053,959)	$2,805,098	$4,090,129	$(891,374)	$3,198,755
Network location intangibles	1,406,730	(474,723)	932,007	1,402,704	(411,919)	990,785
Intangible assets, net	$5,265,787	$(1,528,682)	$3,737,105	$5,492,833	$(1,303,293)	$4,189,540

All intangible assets noted above are included in the Company’s site leasing segments. The Company amortizes its intangible assets using the straight-line method over an estimated economic life of 15 years. Amortization expense relating to the intangible assets was $91.4 million and $86.2 million for the three months ended September 30, 2015  and 2014, respectively, and $273.5 million and $250.5 million for the nine months ended September 30, 2015 and 2014, respectively.

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net (including assets held under capital leases) consists of the following:

	As of	As of
	September 30, 2015	December 31, 2014

	(in thousands)
Towers and related components	$4,264,917	$4,194,375
Construction-in-process	29,360	35,855
Furniture, equipment, and vehicles	55,500	51,832
Land, buildings, and improvements	507,131	426,974
Total property and equipment	4,856,908	4,709,036
Less: accumulated depreciation	(2,136,034)	(1,946,619)
Property and equipment, net	$2,720,874	$2,762,417

Construction-in-process represents costs incurred related to towers that are under development and will be used in the Company’s site leasing operations. Depreciation expense was $72.8 million and $73.0 million for the three months ended September 30, 2015 and 2014, respectively, and $224.9 million and $213.7 million for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015 and December 31, 2014, non-cash capital expenditures that are included in accounts payable and accrued expenses were $11.4 million and $29.0 million, respectively.

8.COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

	As of	As of
	September 30, 2015	December 31, 2014

	(in thousands)
Costs incurred on uncompleted contracts	$79,151	$113,654
Estimated earnings	22,593	48,949
Billings to date	(86,602)	(143,323)
	$15,142	$19,280

These amounts are included in the accompanying Consolidated Balance Sheets under the following captions:

	As of	As of
	September 30, 2015	December 31, 2014

	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$25,800	$30,078
Billings in excess of costs and estimated earnings on
uncompleted contracts (included in Other current liabilities)	(10,658)	(10,798)
	$15,142	$19,280

Eight significant customers comprised 93.6% and 92.7% of the costs and estimated earnings in excess of billings on uncompleted contracts, net of billings in excess of costs and estimated earnings on uncompleted contracts at September 30, 2015 and December 31, 2014, respectively.

9.ACCRUED EXPENSES

The Company’s accrued expenses are comprised of the following:

	As of	As of
	September 30, 2015	December 31, 2014

	(in thousands)
Accrued earnouts	$8,819	$15,086
Salaries and benefits	13,202	13,440
Real estate and property taxes	9,700	5,331
Other	33,921	31,696
Total accrued expenses	$65,642	$65,553

10.DEBT

The carrying and principal values of debt consist of the following (in thousands):

		As of			As of
		September 30, 2015			December 31, 2014
	Maturity Date	Principal Balance	Fair Value	Carrying Value	Principal Balance	Fair Value	Carrying Value
5.625% Senior Notes	Oct. 1, 2019	$500,000	$515,625	$500,000	$500,000	$511,250	$500,000
5.750% Senior Notes	July 15, 2020	800,000	821,000	800,000	800,000	816,000	800,000
4.875% Senior Notes	July 15, 2022	750,000	733,125	744,639	750,000	721,875	744,150
2010-2C Tower Securities	April 11, 2017	550,000	563,552	550,000	550,000	576,901	550,000
2012-1C Tower Securities	Dec. 11, 2017	610,000	615,435	610,000	610,000	620,175	610,000
2013-1C Tower Securities	April 10, 2018	425,000	422,722	425,000	425,000	420,776	425,000
2013-2C Tower Securities	April 11, 2023	575,000	582,803	575,000	575,000	584,344	575,000
2013-1D Tower Securities	April 10, 2018	330,000	336,059	330,000	330,000	330,551	330,000
2014-1C Tower Securities	Oct. 8, 2019	920,000	923,358	920,000	920,000	920,515	920,000
2014-2C Tower Securities	Oct. 8, 2024	620,000	626,913	620,000	620,000	629,474	620,000
Revolving Credit Facility	Feb. 5, 2020	280,000	280,000	280,000	125,000	125,000	125,000
2012-1 Term Loan	May 9, 2017	160,000	159,800	160,000	172,500	171,422	172,500
2014 Term Loan	Mar. 24, 2021	1,481,250	1,466,438	1,478,265	1,492,500	1,458,919	1,489,149
2015 Term Loan	June 10, 2022	498,750	491,269	493,946	—	—	—
Total debt		$8,500,000	$8,538,099	$8,486,850	$7,870,000	$7,887,202	$7,860,799
Less: current maturities of long-term debt				(40,000)			(32,500)
Total long-term debt, net of current maturities				$8,446,850			$7,828,299

The table below reflects cash and non-cash interest expense amounts recognized by debt instrument for the periods presented:

	For the three months ended September 30,				For the nine months ended September 30,
	2015		2014		2015		2014
	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash	Cash	Non-cash
	Interest	Interest	Interest	Interest	Interest	Interest	Interest	Interest

	(in thousands)
4.0% Convertible Senior Notes	$—	$—	$3,675	$7,934	—	—	12,520	26,266
8.25% Senior Notes	—	—	2,458	24	—	—	12,513	121
5.625% Senior Notes	7,031	—	7,031	—	21,094	—	21,094	—
5.75% Senior Notes	11,500	—	11,500	—	34,500	—	34,500	—
4.875% Senior Notes	9,141	165	9,141	157	27,422	488	9,141	157
2010 Tower Securities	7,058	—	14,346	—	21,173	—	43,036	—
2012 Tower Securities	4,525	—	4,521	—	13,588	—	13,564	—
2013 Tower Securities	10,804	—	10,804	—	32,413	—	32,413	—
2014 Tower Securities	12,785	—	—	—	38,354	—	—	—
Revolving Credit Facility	1,378	—	1,007	—	4,714	—	3,279	—
2011 Term Loan	—	—	—	—	—	—	696	7
2012-1 Term Loan	1,135	—	1,222	—	3,384	—	3,336	—
2012-2 Term Loan	—	—	—	—	—	—	424	4
2014 Term Loan	12,333	125	12,458	121	36,690	366	28,911	277
2015 Term Loan	4,153	159	—	—	5,101	197	—	—
Other	34	—	7	—	6	—	268	—
Total	$81,877	$449	$78,170	$8,236	$238,439	$1,051	$215,695	$26,832

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

As amended February 2015, the Revolving Credit Facility consists of a revolving loan under which up to $1.0 billion aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing.  Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (i) the Eurodollar Rate plus a margin that ranges from 137.5 basis points to 200.0 basis points or (ii) the Base Rate plus a margin that ranges from 37.5 basis points to 100.0 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement.  In addition, SBA Senior Finance II is required to pay a commitment fee of 0.25% per annum on the amount of unused commitment.  If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, February 5, 2020.  The proceeds available under the Revolving Credit Facility may be used for general corporate purposes.  SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period. As of September 30, 2015, the Revolving Credit Facility was accruing interest at 2.28% per annum.

During the three and nine months ended September 30, 2015, the Company borrowed $320.0 million and $770.0 million, respectively, under the Revolving Credit Facility and repaid $80.0 million and $615.0 million, respectively, of the outstanding balance under the Revolving Credit Facility. As of September 30, 2015,  $280.0 million was outstanding under the Revolving Credit Facility.

Subsequent to September 30, 2015, the Company repaid the $280.0 million balance outstanding on the Revolving Credit Facility with proceeds from the 2015 Tower Securities (as defined below), and as of the date of this filing, no amounts were outstanding under the Revolving Credit Facility.

As of September 30, 2015, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Term Loans under the Senior Credit Agreement

2012-1 Term Loan

The 2012-1 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $200.0 million that matures on May 9, 2017. The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of September 30, 2015, the 2012-1 Term Loan was accruing interest at 2.70% per annum. Principal payments on the 2012-1 Term Loan commenced on September 30, 2012 and are being made in quarterly installments on the last day of each March, June, September, and December, in an amount equal to $2.5 million for each of the first eight quarters, $3.8 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-1 Term Loan without premium or penalty. The 2012-1 Term Loan was issued at par. The Company incurred deferred financing fees of $2.7 million in relation to this transaction which are being amortized through the maturity date.

During the three and nine months ended September 30, 2015, the Company repaid $5.0 million and $12.5 million, respectively, of principal on the 2012-1 Term Loan. As of September 30, 2015, the 2012-1 Term Loan had a principal balance of $160.0 million.

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021. The 2014 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of September 30, 2015, the 2014 Term Loan was accruing interest at 3.25% per annum. Principal payments on the 2014 Term Loan commenced on September 30, 2014 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan without premium or penalty. The Company incurred deferred financing fees of approximately $12.9 million in relation to this transaction which are being amortized through the maturity date.

During the three and nine months ended September 30, 2015, the Company repaid $3.8 million and $11.3 million, respectively, of principal on the 2014 Term Loan. As of September 30, 2015, the 2014 Term Loan had a principal balance of $1.5 billion.

2015 Term Loan

On June 10, 2015, SBA Senior Finance II obtained a new senior secured term loan with an initial aggregate principal amount of $500.0 million that matures on June 10, 2022 (the “2015 Term Loan”). The 2015 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2015 Term Loan was issued at 99.0% of par value. As of September 30, 2015, the 2015 Term Loan was accruing interest at 3.25% per annum. Principal payments on the 2015 Term Loan commenced on September 30, 2015 and will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $1.3 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2015 Term Loan. However, to the extent the 2015 Term Loan is prepaid prior to December 10, 2015 from proceeds of certain refinancing or repricing transactions, a prepayment fee equal to 1.0% of the aggregate principal amount of such prepayment will apply.  The Company incurred deferred financing fees of approximately $5.1 million to date in relation to this transaction which are being amortized through the maturity date.

During the three and nine months ended September 30, 2015, the Company repaid $1.3 million of principal on the 2015 Term Loan. As of September 30, 2015, the 2015 Term Loan had a principal balance of $498.8 million.

Secured Tower Revenue Securities

2010 Tower Securities

On April 16, 2010, the Company, through a New York common law trust (the “Trust”), issued $550.0 million of Secured Tower Revenue Securities Series 2010-2C (the “2010 Tower Securities”). The 2010 Tower Securities have an annual interest rate of 5.101%. The anticipated repayment date and the final maturity date for the 2010 Tower Securities are April 11, 2017 and April 9, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those entities that are borrowers on the mortgage loan (the “Borrowers”). The Company incurred deferred financing fees of $8.1 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2010 Tower Securities.

2012 Tower Securities

On August 9, 2012, the Company, through the Trust, issued $610.0 million of Secured Tower Revenue Securities Series 2012-1C (the “2012 Tower Securities”) which have an anticipated repayment date of December 11, 2017 and a final maturity date of December 9, 2042. The fixed interest rate of the 2012 Tower Securities is 2.933% per annum, payable monthly. The Company incurred deferred financing fees of $14.9 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2012 Tower Securities.

2013 Tower Securities

On April 18, 2013, the Company, through the Trust, issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C which have an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043,  $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C which have an anticipated repayment date of April 11, 2023 and a final maturity date of April 9, 2048, and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D which have an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities have a blended interest rate of 3.218% per annum, payable monthly. The Company incurred deferred financing fees of $25.5 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2013 Tower Securities.

2014 Tower Securities

On October 15, 2014, the Company, through the Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C which have an anticipated repayment date of October 8, 2019 and a final maturity date of October 11, 2044, and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C which have an anticipated repayment date of October 8, 2024 and a final maturity date of October 8, 2049 (collectively the “2014 Tower Securities”). The aggregate $1.54 billion of 2014 Tower Securities have a blended interest rate of 3.289% per annum, payable monthly. The Company incurred deferred financing fees of $22.5 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2014 Tower Securities.

2015 Tower Securities

On October 14, 2015, the Company, through the Trust, issued $500.0 million of Secured Tower Revenue Securities Series 2015-1C which have an anticipated repayment date of October 8, 2020 and a final maturity date of October 10, 2045 (the “2015 Tower Securities”). The fixed interest rate of the 2015 Tower Securities is 3.156% per annum, payable monthly. The Company has incurred deferred financing fees of $9.7 million to date in relation to this transaction which are being amortized through the anticipated repayment date of the 2015 Tower Securities. In connection with the issuance of the 2015 Tower Securities, the advance rents reserve requirement was modified such that the Borrowers will only be required to maintain an advance rents reserve at any time the monthly tenant debt service coverage ratio is equal to or less than 2:1 and for two calendar months after such coverage ratio again exceeds 2:1.

As of September 30, 2015, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

4.0% Convertible Senior Notes due 2014

The 4.0% Convertible Senior Notes (the “4.0% Notes”) matured and were repaid on October 1, 2014. During the nine months ended September 30, 2015, the Company settled the remaining outstanding warrants originally sold in connection with its 4.0% Notes. The warrants represented approximately 2.1 million underlying shares of Class A common stock, and the Company satisfied its obligations by paying $150.9 million in cash.

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

11.SHAREHOLDERS’ EQUITY

Common Stock equivalents

The Company has common stock equivalents related to its outstanding stock options (see Note 12) and restricted stock units.  These common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive for each of the three and nine months ended September 30, 2015 and 2014.

Stock Repurchases

During the second quarter of 2015, the Company repurchased the remaining $150.0 million of Class A common stock authorized under its previously announced $300.0 million stock repurchase plan, completing this plan. The Company repurchased 1.305 million shares at a weighted average price per share of $114.96.

On June 4, 2015, the Company announced the authorization of a new $1.0 billion stock repurchase plan. This new plan authorizes the Company to purchase from time to time the Company’s outstanding common stock through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management's discretion. Shares purchased will be retired.

During the third quarter of 2015, the Company repurchased 2.2 million shares of its Class A common stock for $250.0 million, at a weighted average price per share of  $113.87. The Company currently has $750.0 million of repurchase authorization remaining under its $1.0 billion stock repurchase program.

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

	For the nine months ended
	September 30,
	2015	2014
Risk free interest rate	1.21% - 1.45%	1.15% - 1.37%
Dividend yield	0.0%	0.0%
Expected volatility	20.0%	22.0%
Expected lives	4.6 years	4.4 years

The following table summarizes the Company’s activities with respect to its stock option plans for the nine months ended September 30, 2015 as follows (dollars and number of shares in thousands, except for per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Shares	Per Share	Life (in years)	Intrinsic Value
Outstanding at December 31, 2014	3,275	$66.85
Granted	1,071	$124.28
Exercised	(416)	$52.04
Canceled	(55)	$92.84
Outstanding at September 30, 2015	3,875	$83.93	4.7	$101,301
Exercisable at September 30, 2015	1,429	$54.56	3.2	$71,696
Unvested at September 30, 2015	2,446	$101.08	5.6	$29,605

The weighted-average per share fair value of options granted during the nine months ended September 30, 2015 was $24.76. The total intrinsic value for options exercised during the nine months ended September 30, 2015 was $29.0 million.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2015:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value per
	Units	Share
	(in thousands)
Outstanding at December 31, 2014	295	$73.55
Granted	110	$123.97
Vested	(122)	$64.35
Forfeited/canceled	(6)	$94.25
Outstanding at September 30, 2015	277	$97.12

13.INCOME TAXES

The primary reason for the difference in the Company’s effective tax rate and the US statutory rate is a result of the Company having a full valuation allowance on its US net deferred tax assets. The Company has concluded that it is not more likely than not that its deferred tax assets will be realized and has recorded a full valuation allowance. A foreign tax provision is recognized because certain international subsidiaries of the Company have profitable operations or are in a net deferred tax liability position.

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

				Not
	Domestic Site	Int'l Site	Site	Identified by
	Leasing	Leasing	Development	Segment	Total

For the three months ended September 30, 2015	(in thousands)
Revenues	$313,131	$58,862	$38,742	$—	$410,735
Cost of revenues (2)	63,587	17,759	30,387	—	111,733
Operating profit	249,544	41,103	8,355	—	299,002
Selling, general, and administrative	16,601	4,200	2,739	4,332	27,872
Acquisition related adjustments and expenses	253	111	—	—	364
Asset impairment and decommission costs	63,225	128	—	—	63,353
Depreciation, amortization and accretion	134,734	28,166	780	650	164,330
Operating income (loss)	34,731	8,498	4,836	(4,982)	43,083
Other expense (principally interest expense
and other expense)				(197,103)	(197,103)
Loss before provision for income taxes					(154,020)
Cash capital expenditures (3)	92,033	35,353	698	2,115	130,199

For the three months ended September 30, 2014
Revenues	$293,775	$55,235	$44,283	$—	$393,293
Cost of revenues (2)	63,108	14,818	33,950	—	111,876
Operating profit	230,667	40,417	10,333	—	281,417
Selling, general, and administrative	16,456	4,413	3,046	2,674	26,589
Acquisition related adjustments and expenses	2,242	(2,300)	—	—	(58)
Asset impairment and decommission costs	5,536	456	—	—	5,992
Depreciation, amortization and accretion	128,781	28,792	660	1,177	159,410
Operating income (loss)	77,652	9,056	6,627	(3,851)	89,484
Other expense (principally interest expense
and other expense)				(105,126)	(105,126)
Loss before provision for income taxes					(15,642)
Cash capital expenditures (3)	113,231	17,514	1,141	8,938	140,824

				Not
	Domestic Site	Int'l Site	Site	Identified by
	Leasing	Leasing	Development	Segment	Total

For the nine months ended September 30, 2015	(in thousands)
Revenues	$926,442	$185,740	$119,351	$—	$1,231,533
Cost of revenues (2)	188,841	54,457	91,662	—	334,960
Operating profit	737,601	131,283	27,689	—	896,573
Selling, general, and administrative	51,069	12,157	7,475	15,316	86,017
Acquisition related adjustments and expenses	7,295	188	—	—	7,483
Asset impairment and decommission costs	73,781	404	—	—	74,185
Depreciation, amortization and accretion	401,873	91,636	2,246	2,805	498,560
Operating income (loss)	203,583	26,898	17,968	(18,121)	230,328
Other expense (principally interest expense
and other expense)				(429,889)	(429,889)
Loss before provision for income taxes					(199,561)
Cash capital expenditures (3)	479,129	78,427	3,429	12,664	573,649

For the nine months ended September 30, 2014
Revenues	$854,003	$144,778	$123,481	$—	$1,122,262
Cost of revenues (2)	185,637	37,412	93,432	—	316,481
Operating profit	668,366	107,366	30,049	—	805,781
Selling, general, and administrative	48,591	12,518	7,047	8,551	76,707
Acquisition related adjustments and expenses	8,878	1,850	—	—	10,728
Asset impairment and decommission costs	12,263	1,291	—	—	13,554
Depreciation, amortization and accretion	384,117	75,160	1,788	3,793	464,858
Operating income (loss)	214,517	16,547	21,214	(12,344)	239,934
Other expense (principally interest expense
and other expense)				(259,909)	(259,909)
Loss before provision for income taxes					(19,975)
Cash capital expenditures (3)	449,874	712,920	3,549	15,042	1,181,385

				Not
	Domestic Site	Int'l Site	Site	Identified by
	Leasing	Leasing	Development	Segment (1)	Total

	(in thousands)
Assets
As of September 30, 2015	$5,570,376	$1,557,010	$61,192	$208,179	$7,396,757
As of December 31, 2014	$5,554,753	$1,989,571	$78,633	$218,168	$7,841,125

(1)	Assets not identified by segment consist primarily of general corporate assets.
(2)	Excludes depreciation, amortization, and accretion.
(3)	Includes cash paid for capital expenditures and acquisitions and vehicle capital lease additions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading independent owner and operator of wireless communications tower structures, rooftop and other structures that support antennas used for wireless communications, which we collectively refer to as “towers” or “sites.” Our principal operations are in the United States and its territories. In addition, we own and operate towers in South America, Central America, and Canada. Our primary business line is our site leasing business, which contributed 96.9% of our total segment operating profit for the nine months ended September 30, 2015. In our site leasing business, we (1) lease antenna space to wireless service providers on towers that we own or operate and (2) manage rooftop and tower sites for property owners under various contractual arrangements. As of September 30, 2015, we owned 25,111 sites, a substantial portion of which have been built by us or built by other tower owners or operators who, like us, have built such towers to lease space to multiple wireless service providers. We also managed or leased approximately 5,500 actual or potential sites, approximately 500 of which were revenue producing as of September 30, 2015. Our other business line is our site development business, through which we assist wireless service providers in developing and maintaining their own wireless service networks.

Site Leasing Services

Our primary focus is the leasing of antenna space on our multi-tenant towers to a variety of wireless service providers under long-term lease contracts in the United States, Canada, Central America, and South America. Site leasing revenues are received primarily from wireless service provider tenants, including AT&T, Sprint, Verizon Wireless, T-Mobile, Oi S.A., Digicel, America Movil, and Telefonica. Wireless service providers enter into tenant leases with us, each of which relates to the lease or use of space at an individual tower. In the United States and Canada, our tenant leases are generally for an initial term of five to ten years with five 5-year renewal periods at the option of the tenant. These tenant leases typically contain specific rent escalators, which average 3-4% per year, including the renewal option periods. Tenant leases in our Central American and South American markets typically have an initial term of ten years with 5-year renewal periods. In Central America, we have similar rent escalators to that of leases in the United States and Canada while our leases in South America escalate in accordance with a standard cost of living index.

In our Central American markets and Ecuador, significantly all of our revenue, expenses, and capital expenditures arising from our new build activities are denominated in U.S. dollars. Specifically, most of our ground leases, tenant leases, and tower-related expenses are due and paid in U.S. dollars. In our Central American markets, our local currency obligations are principally limited to (1) permitting and other local fees, (2) utilities, and (3) taxes. In our Canadian and Brazil operations, significantly all of our revenue, expenses, and capital expenditures, including tenant leases, ground leases, and other tower-related expenses are denominated in local currency.

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

Ground leases are generally for an initial term of five years or more with multiple renewal terms of five-year periods at our option and provide for rent escalators which typically average 2-3% annually, or in our South American markets, adjust in accordance with a standard cost of living index. Ground lease rental expense in our South American markets are reimbursed to us by our customers. As of September 30, 2015, approximately 73% of our tower structures were located on parcels of land that we own, land subject to perpetual easements, or parcels of land in which we have a leasehold interest that extends beyond 20 years. For any given tower, costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase as a result of adding additional customers to the tower. The amount of direct costs associated with operating a tower varies from site to site depending on the taxing jurisdiction and the height and age of the tower. The ongoing maintenance requirements are typically minimal and include replacing lighting systems, painting a tower, or upgrading or repairing an access road or fencing.

As indicated in the table below, our site leasing business generates substantially all of our total segment operating profit. For information regarding our operating segments, see Note 14 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report.

	For the three months ended		For the nine months ended
	September 30,		September 30,

Segment operating profit as a percentage of total	2015	2014	2015	2014

Domestic site leasing	83.5%	81.9%	82.3%	83.0%
International site leasing	13.7%	14.4%	14.6%	13.3%
Total site leasing	97.2%	96.3%	96.9%	96.3%

We believe that over the long-term, site leasing revenues will continue to grow as wireless service providers lease additional antenna space on our towers due to increasing minutes of network use and data transfer, network expansion and network coverage requirements. We believe our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs and minimal non-discretionary capital expenditures. Due to the relatively young age and mix of our tower portfolio, we expect future expenditures required to maintain these towers to be minimal. Consequently, we expect to grow our cash flows on existing towers by (1) adding tenants to our towers at minimal incremental costs by using existing tower capacity or requiring wireless service providers to bear all or a portion of the cost of tower modifications and (2) executing monetary amendments as wireless service providers upgrade their equipment. Furthermore, because our towers are strategically positioned and our customers typically do not relocate, we have historically experienced low tenant lease terminations as a percentage of revenue.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Revenues and Segment Operating Profit:

	For the three months ended
	September 30,		Dollar	Percentage
	2015	2014	Change	Change

Revenues	(in thousands)
Domestic site leasing	$313,131	$293,775	$19,356	6.6%
International site leasing	58,862	55,235	3,627	6.6%
Site development	38,742	44,283	(5,541)	(12.5%)
Total	$410,735	$393,293	$17,442	4.4%
Cost of Revenues
Domestic site leasing	$63,587	$63,108	$479	0.8%
International site leasing	17,759	14,818	2,941	19.8%
Site development	30,387	33,950	(3,563)	(10.5%)
Total	$111,733	$111,876	$(143)	(0.1%)
Operating Profit
Domestic site leasing	$249,544	$230,667	$18,877	8.2%
International site leasing	41,103	40,417	686	1.7%
Site development	8,355	10,333	(1,978)	(19.1%)

Revenues

Total revenues increased  $17.4 million for the three months ended September 30, 2015, as compared to the prior year, due largely to (i) revenues from 2,398 towers acquired and 640 towers built since July 1, 2014 and (ii) organic site leasing growth from new leases, contractual rent escalators, and monetary lease amendments for additional equipment added to our towers. The increase in total revenues includes the negative impact of $14.3 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Domestic site leasing revenues increased  $19.4 million for the three months ended September 30, 2015, as compared to the prior year, due largely to (i) revenues from 506 towers acquired and 196 towers built since July 1, 2014 and (ii) organic site leasing growth from new leases, contractual rent escalators, and monetary lease amendments for additional equipment added to our towers.

International site leasing revenues increased  $3.6 million for the three months ended September 30, 2015, as compared to the prior year, due largely to (i) revenues from 1,892 towers acquired, primarily from the acquisition of 1,641 towers from Oi S.A. in December 2014, and 444 towers built since July 1, 2014 and (ii) organic site leasing growth from new leases, contractual rent escalators, and monetary lease amendments for additional equipment added to our towers. The increase in international site leasing revenues includes the negative impact of $14.3 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Site development revenues decreased $5.5 million for the three months ended September 30, 2015, as compared to the prior year, as a result of a decrease in the volume of work performed due to the timing of our wireless carrier customers’ initiatives.

Operating Profit

Domestic site leasing segment operating profit increased  $18.9 million for the three months ended September 30, 2015, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since July 1, 2014  and organic site leasing growth as noted above, (ii) improving control of our site leasing cost of revenues, and (iii) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased  $0.7 million for the three months ended September 30, 2015, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since July 1, 2014 and organic site leasing growth as noted above and (ii) the positive impact of our ground lease purchase program, partially offset by increased costs in the current quarter resulting from the integration of towers acquired in 2014. The increase in international segment operating profit includes the negative impact of $10.4 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Site development segment operating profit decreased  $2.0 million for the three months ended September 30, 2015 as compared to the prior year, primarily due to a decrease in the volume of work performed due to the timing of our wireless carrier customers’ initiatives.

Selling, General, and Administrative Expenses:

	For the three months ended
	September 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Total	$27,872	$26,589	$1,283	4.8%

Selling, general, and administrative expenses increased  $1.3 million for the three months ended September 30, 2015, as compared to the prior year, primarily as a result of an increase in personnel, salaries, benefits, non-cash compensation, and other support costs due in large part to our continued portfolio expansion. The increase in selling, general, and administrative expenses includes the positive impact of $0.6 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Acquisition Related Adjustments and Expenses:

	For the three months ended
	September 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Domestic site leasing	$253	$2,242	$(1,989)	(88.7%)
International site leasing	111	(2,300)	2,411	(104.8%)
Total	$364	$(58)	$422	(727.6%)

Acquisition related adjustments and expenses increased  $0.4 million for the three months ended September 30, 2015, as compared to the prior year, primarily as a result of changes in our estimated pre-acquisition contingencies, partially offset by a reduction in the number of acquisitions compared to the prior year period.

Asset Impairment and Decommission Costs:

	For the three months ended
	September 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Domestic site leasing	$63,225	$5,536	$57,689	1,042.1%
International site leasing	128	456	(328)	(71.9%)
Total	$63,353	$5,992	$57,361	957.3%

Asset impairment and decommission costs increased  $57.4  million for the three months ended September 30, 2015, as compared to the prior year, primarily as a result of a $56.7 million impairment charge recorded in the third quarter of 2015 related to fiber assets acquired in the 2012 Mobilitie transaction resulting from the Company’s analysis that the future cash flows would not recover the carrying value of the investment.

Depreciation, Accretion, and Amortization Expenses:

	For the three months ended
	September 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Domestic site leasing	$134,734	$128,781	$5,953	4.6%
International site leasing	28,166	28,792	(626)	(2.2%)
Total site leasing	$162,900	$157,573	$5,327	3.4%
Site development	780	660	120	18.2%
Not identified by segment	650	1,177	(527)	(44.8%)
Total	$164,330	$159,410	$4,920	3.1%

Depreciation, accretion, and amortization expense increased  $4.9 million for the three months ended September 30, 2015, as compared to the prior year, due to the increase in the number of towers we acquired and built since July 1, 2014. The increase in depreciation, accretion, and amortization expense includes the positive impact of $7.6 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Operating Income:

	For the three months ended
	September 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Domestic site leasing	$34,731	$77,652	$(42,921)	(55.3%)
International site leasing	8,498	9,056	(558)	(6.2%)
Total site leasing	$43,229	$86,708	$(43,479)	(50.1%)
Site development	4,836	6,627	(1,791)	(27.0%)
Not identified by segment	(4,982)	(3,851)	(1,131)	29.4%
Total	$43,083	$89,484	$(46,401)	(51.9%)

Domestic site leasing operating income decreased  $42.9 million for the three months ended September 30, 2015, as compared to the prior year, primarily due to an increase in asset impairment and decommission costs and depreciation, accretion, and amortization expense, partially offset by higher segment operating profit and a decrease in acquisition related adjustments and expenses.

International site leasing operating income decreased  $0.6 million for the three months ended September 30, 2015, as compared to the prior year, primarily due to an increase in acquisition related adjustments and expenses, partially offset by higher segment operating profit and decreases in asset impairment and decommission costs and depreciation, accretion, and amortization expense. The decrease in international site leasing operating income includes the negative impact of $3.1 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Site development operating income decreased  $1.8 million for the three months ended September 30, 2015, as compared to the prior year, primarily due to lower segment operating profit and an increase in depreciation, accretion, and amortization expense, partially offset by a decrease in selling, general, and administrative expenses.

Other Income (Expense):

	For the three months ended
	September 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Interest income	$1,276	$161	$1,115	692.5%
Interest expense	(81,877)	(78,170)	(3,707)	4.7%
Non-cash interest expense	(449)	(8,236)	7,787	(94.5%)
Amortization of deferred financing fees	(4,803)	(4,599)	(204)	4.4%
Loss from extinguishment of debt, net	—	(14,893)	14,893	(100.0%)
Other (expense) income, net	(111,250)	611	(111,861)	(18,307.9%)
Total	$(197,103)	$(105,126)	$(91,977)	87.5%

Interest income increased  $1.1 million due to a higher amount of investments held and a higher average interest rate on those investments held for the three months ended September 30, 2015 as compared to the prior year period.

Interest expense increased  $3.7 million due to the higher average principal amount of cash-interest bearing debt outstanding for the three months ended September 30, 2015 compared to the prior year, primarily resulting from the issuance of the 2014 Tower Securities in October 2014 and the borrowing of the 2015 Term Loan in June 2015, partially offset by the full repayment of the 2010-1C Tower Securities, the full redemption of the 8.25% Notes, and the settlement of a portion of the 4.0% Notes during the prior year period.

Non-cash interest expense decreased  $7.8 million for the three months ended September 30, 2015, as compared to the prior year, primarily due to the maturity of the 4.0% Notes during the prior year period.

Loss from extinguishment of debt decreased  $14.9 million for the three months ended September 30, 2015, as compared to the prior year, primarily due to the early redemption of the 8.25% Notes during the prior year period.

Other expense increased by $111.9 million for the three months ended September 30, 2015, as compared to the prior year, primarily due to a  $112.1 million loss related to the remeasurement of an  intercompany loan not denominated in the functional currency during the three months ended September 30, 2015.

Net Loss:

	For the three months ended
	September 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Net loss	$(155,946)	$(16,624)	$(139,322)	838.1%

Net loss was $155.9 million for the three months ended September 30, 2015 as compared to  a net loss of $16.6 million in the prior year, an increase of $139.3 million. The increase is primarily due to increases in other expense, asset impairment and decommission costs, depreciation, accretion, and amortization expense, and selling, general and administrative expenses, partially offset by an increase in our total segment operating profit as compared to the prior year period. The increase in net loss includes the negative impact of $108.8 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Revenues and Segment Operating Profit:

	For the nine months ended
	September 30,		Dollar	Percentage
	2015	2014	Change	Change

Revenues	(in thousands)
Domestic site leasing	$926,442	$854,003	$72,439	8.5%
International site leasing	185,740	144,778	40,962	28.3%
Site development	119,351	123,481	(4,130)	(3.3%)
Total	$1,231,533	$1,122,262	$109,271	9.7%
Cost of Revenues
Domestic site leasing	$188,841	$185,637	$3,204	1.7%
International site leasing	54,457	37,412	17,045	45.6%
Site development	91,662	93,432	(1,770)	(1.9%)
Total	$334,960	$316,481	$18,479	5.8%
Operating Profit
Domestic site leasing	$737,601	$668,366	$69,235	10.4%
International site leasing	131,283	107,366	23,917	22.3%
Site development	27,689	30,049	(2,360)	(7.9%)

Revenues

Total revenues increased  $109.3 million for the nine months ended September 30, 2015, as compared to the prior year, due largely to (i) revenues from 4,631 towers acquired and 748 towers built since January 1, 2014 and (ii) organic site leasing growth from new leases, contractual rent escalators, and monetary lease amendments for additional equipment added to our towers. The increase in total revenues includes the negative impact of $29 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Domestic site leasing revenues increased  $72.4 million for the nine months ended September 30, 2015, as compared to the prior year, due largely to (i) revenues from 723 towers acquired and 244 towers built since January 1, 2014 and (ii) organic site leasing growth from new leases, contractual rent escalators, and monetary lease amendments for additional equipment added to our towers.

International site leasing revenues increased  $41.0 million for the nine months ended September 30, 2015, as compared to the prior year, due largely to (i) revenues from 3,908 towers acquired, primarily the acquisition of 3,648 towers from Oi S.A. in March 2014 and December 2014, and 504 towers built since January 1, 2014 and (ii) organic site leasing growth from new leases, contractual rent escalators, and monetary lease amendments for additional equipment added to our towers. The increase in international site leasing revenues includes the negative impact of $29 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Site development revenues decreased  $4.1 million for the nine months ended September 30, 2015, as compared to the prior year, as a result of a decrease in the volume of work performed due to the timing of our wireless carrier customers’ initiatives.

Operating Profit

Domestic site leasing segment operating profit increased  $69.2 million for the nine months ended September 30, 2015, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since January 1, 2014 and organic site leasing growth as noted above, (ii) improving control of our site leasing cost of revenues, and (iii) the positive impact of our ground lease purchase program.

International site leasing segment operating profit increased  $23.9 million for the nine months ended September 30, 2015, as compared to the prior year, primarily due to additional profit generated by (i) towers acquired and built since January 1, 2014 and organic site leasing growth as noted above and (ii) the positive impact of our ground lease purchase program, partially offset by increased costs resulting from the integration of towers acquired in 2014. The increase in international segment operating profit includes the negative impact of $21.3 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Site development segment operating profit decreased  $2.4 million for the nine months ended September 30, 2015 as compared to the prior year, primarily due to lower services revenue.

Selling, General, and Administrative Expenses:

	For the nine months ended
	September 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Total	$86,017	$76,707	$9,310	12.1%

Selling, general, and administrative expenses increased  $9.3 million for the nine months ended September 30, 2015, as compared to the prior year, primarily as a result of an increase in personnel, salaries, benefits, non-cash compensation, and other support costs due in large part to our continued portfolio expansion. The increase in selling, general, and administrative expenses includes the positive impact of $1.3 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Acquisition Related Adjustments and Expenses:

	For the nine months ended
	September 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Domestic site leasing	$7,295	$8,878	$(1,583)	(17.8%)
International site leasing	188	1,850	(1,662)	(89.8%)
Total	$7,483	$10,728	$(3,245)	(30.2%)

Acquisition related adjustments and expenses decreased  $3.2 million for the nine months ended September 30, 2015, as compared to the prior year, primarily as a result of a reduction in the number of acquisitions compared to the prior year period, as well as, changes in our estimated pre-acquisition contingencies. The  decrease in acquisition related adjustments and expenses includes the negative impact of $0.4 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Asset Impairment and Decommission Costs:

	For the nine months ended
	September 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Domestic site leasing	$73,781	$12,263	$61,518	501.7%
International site leasing	404	1,291	(887)	(68.7%)
Total	$74,185	$13,554	$60,631	447.3%

Asset impairment and decommission costs increased  $60.6 million for the nine months ended September 30, 2015, as compared to the prior year, primarily as a result of a $56.7 million impairment charge recorded in the third quarter of 2015 related to fiber assets acquired in the 2012 Mobilitie transaction resulting from the Company’s analysis that the future cash flows would not recover the carrying value of the investment. In addition, the increase in the asset impairment and decommission costs includes $1.2 million in exit costs related to our former corporate headquarters building.

Depreciation, Accretion, and Amortization Expenses:

	For the nine months ended
	September 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Domestic site leasing	$401,873	$384,117	$17,756	4.6%
International site leasing	91,636	75,160	16,476	21.9%
Total site leasing	$493,509	$459,277	$34,232	7.5%
Site development	2,246	1,788	458	25.6%
Not identified by segment	2,805	3,793	(988)	(26.0%)
Total	$498,560	$464,858	$33,702	7.2%

Depreciation, accretion, and amortization expense increased  $33.7 million for the nine months ended September 30, 2015, as compared to the prior year, due to the increase in the number of towers we acquired and built since January 1, 2014. The increase in depreciation, accretion, and amortization expense includes the positive impact of $15.3 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Operating Income:

	For the nine months ended
	September 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Domestic site leasing	$203,583	$214,517	$(10,934)	(5.1%)
International site leasing	26,898	16,547	10,351	62.6%
Total site leasing	$230,481	$231,064	$(583)	(0.3%)
Site development	17,968	21,214	(3,246)	(15.3%)
Not identified by segment	(18,121)	(12,344)	(5,777)	46.8%
Total	$230,328	$239,934	$(9,606)	(4.0%)

Domestic site leasing operating income decreased  $10.9 million for the nine months ended September 30, 2015, as compared to the prior year, primarily due to increases in asset impairment and decommission costs, depreciation, accretion, and amortization expense, and selling, general, and administrative expenses, partially offset by higher segment operating profit and a reduction in acquisition related adjustments and expenses.

International site leasing operating income increased  $10.4 million for the nine months ended September 30, 2015, as compared to the prior year, primarily due to higher segment operating profit and a reduction in acquisition related adjustments and expenses, partially offset by an increase in depreciation, accretion, and amortization expense. The increase in international site leasing operating income includes the negative impact of $4.4 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Site development operating income decreased  $3.2 million for the nine months ended September 30, 2015, as compared to the prior year, primarily due to a decrease in segment operating profit, as well as increases in selling, general, and administrative expenses and depreciation, accretion, and amortization expense.

Other Income (Expense):

	For the nine months ended
	September 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Interest income	$2,284	$428	$1,856	433.6%
Interest expense	(238,439)	(215,695)	(22,744)	10.5%
Non-cash interest expense	(1,051)	(26,832)	25,781	(96.1%)
Amortization of deferred financing fees	(13,973)	(13,114)	(859)	6.6%
Loss from extinguishment of debt, net	—	(25,080)	25,080	(100.0%)
Other (expense) income, net	(178,710)	20,384	(199,094)	(976.7%)
Total	$(429,889)	$(259,909)	$(169,980)	65.4%

Interest income increased  $1.9 million due to a higher amount of investments held and a higher average interest rate on those investments held for the nine months ended September 30, 2015 as compared to the prior year period.

Interest expense increased  $22.7 million due to the higher average principal amount of cash-interest bearing debt outstanding for the nine months ended September 30, 2015 compared to the prior year, primarily resulting from the issuance of the 2014 Tower Securities in October 2014, the 2015 Term Loan in June 2015, and the 4.875% Notes, partially offset by the full repayment of the 2010-1C Tower Securities, the full redemption of the 8.25% Notes, and the settlement of the 4.0% Notes during the prior year period.

Non-cash interest expense decreased  $25.8 million for the nine months ended September 30, 2015, as compared to the prior year, primarily due to the maturity of the 4.0% Notes during the prior year period.

Loss from extinguishment of debt decreased  $25.1 million for the nine months ended September 30, 2015, as compared to the prior year, primarily due to the repayment of the 2011 Term Loan and the 2012-2 Term Loan, maturity of the 4.0% Notes, and the early redemption of the 8.25% Notes during the prior year period.

Other expense increased by $199.1 million for the nine months ended September 30, 2015, as compared to the prior year, primarily due to a $180.4 million loss related to the remeasurement of an intercompany loan not denominated in the functional currency during the nine months ended September 30, 2015, as well as, a $17.9 million gain realized on the settlement of two foreign currency contracts entered into to hedge the purchase price of the Oi S.A. acquisition in Brazil, which were entered into and settled during the first quarter of 2014.

Net Loss:

	For the nine months ended
	September 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Net loss	$(206,673)	$(24,685)	$(181,988)	737.2%

Net loss was $206.7 million for the nine months ended September 30, 2015 as compared to a net loss of $24.7 million in the prior year, an increase of $182.0 million. The increase is primarily due to increases in other expense, asset impairment and decommission costs, depreciation, accretion, and amortization expense,  and selling, general and administrative expenses, partially offset by an increase in our total segment operating profit and a decrease in acquisition related adjustments and expenses as compared to the prior year period. The increase in net loss includes the negative impact of $175.7 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

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

	For the three months ended
	September 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Net loss	$(155,946)	$(16,624)	$(139,322)	838.1%
Non-cash straight-line leasing revenue	(11,642)	(16,489)	4,847	(29.4%)
Non-cash straight-line ground lease expense	8,555	9,225	(670)	(7.3%)
Non-cash compensation	6,702	6,416	286	4.5%
Loss from extinguishment of debt, net	—	14,893	(14,893)	(100.0%)
Other expense (income)	111,250	(611)	111,861	(18,307.9%)
Acquisition related adjustments and expenses	364	(58)	422	(727.6%)
Asset impairment and decommission costs	63,353	5,992	57,361	957.3%
Interest income	(1,276)	(161)	(1,115)	692.5%
Interest expense (1)	87,129	91,005	(3,876)	(4.3%)
Depreciation, accretion, and amortization	164,330	159,410	4,920	3.1%
Provision for taxes (2)	2,369	1,342	1,027	76.5%
Adjusted EBITDA	$275,188	$254,340	$20,848

	For the nine months ended
	September 30,		Dollar	Percentage
	2015	2014	Change	Change

	(in thousands)
Net loss	$(206,673)	$(24,685)	$(181,988)	737.2%
Non-cash straight-line leasing revenue	(39,101)	(42,734)	3,633	(8.5%)
Non-cash straight-line ground lease expense	25,794	27,370	(1,576)	(5.8%)
Non-cash compensation	21,903	17,231	4,672	27.1%
Loss from extinguishment of debt, net	—	25,080	(25,080)	(100.0%)
Other expense (income)	178,710	(20,384)	199,094	(976.7%)
Acquisition related adjustments and expenses	7,483	10,728	(3,245)	(30.2%)
Asset impairment and decommission costs	74,185	13,554	60,631	447.3%
Interest income	(2,284)	(428)	(1,856)	433.6%
Interest expense (1)	253,463	255,641	(2,178)	(0.9%)
Depreciation, accretion, and amortization	498,560	464,858	33,702	7.2%
Provision for taxes (2)	8,415	5,832	2,583	44.3%
Adjusted EBITDA	$820,455	$732,063	$88,392

(1)	Interest expense includes interest expense, non-cash interest expense, and amortization of deferred financing fees.
(2)

Provision for taxes includes $443 and $360 of franchise taxes for the three months ended September 30, 2015 and 2014, respectively, and $1,303 and $1,122 of franchise taxes for the nine months ended September 30, 2015 and 2014, respectively, reflected in selling, general, and administrative expenses on the Consolidated Statement of Operations.

Adjusted EBITDA was $275.2 million for the three months ended September 30, 2015 as compared to $254.3 million for the three months ended September 30, 2014. The increase of $20.8 million is primarily the result of increased segment operating profit from our domestic site leasing and international site leasing segments, partially offset by the decrease in our site development segment operating profit and the increase in our cash selling, general, and administrative expenses. The increase in Adjusted EBITDA includes the negative impact of $7.8 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

Adjusted EBITDA was $820.5 million for the nine months ended September 30, 2015 as compared to $732.1 million for the nine months ended September 30, 2014. The increase of $88.4 million is primarily the result of increased segment operating profit from our domestic site leasing and international site leasing segments, partially offset by the decrease in our site development segment operating profit and the increase in our cash selling, general, and administrative expenses. The increase in Adjusted EBITDA includes the negative impact of $15.8 million from fluctuations in foreign currency exchange rates as compared to the prior year period.

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

A summary of our cash flows is as follows:

	For the nine months ended
	September 30,
	2015	2014

	(in thousands)
Cash provided by operating activities	$534,737	$485,288
Cash used in investing activities	(566,731)	(1,163,986)
Cash provided by financing activities	78,513	990,363
Increase in cash and cash equivalents	46,519	311,665
Effect of exchange rate changes on cash and cash equivalents	(12,691)	16,480
Cash and cash equivalents, beginning of the period	39,443	122,112
Cash and cash equivalents, end of the period	$73,271	$450,257

Operating Activities

Cash provided by operating activities was $534.7 million for the nine months ended September 30, 2015 as compared to $485.3 million for the nine months ended September 30, 2014. This increase was primarily due to an increase in segment operating profit from domestic site leasing and international site leasing operating segments and a decrease in acquisition related adjustments and expenses partially offset by increases in cash outflows associated with working capital changes, increased selling, general, and administrative expenses, and increased cash interest payments relating to the higher average amount of cash-interest bearing debt outstanding for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Investing Activities

A detail of our cash capital expenditures is as follows:

	For the nine months
	ended September 30,
	2015	2014

	(in thousands)
Acquisitions (1)	$358,675	$1,019,733
Construction and related costs on new tower builds	76,688	57,953
Augmentation and tower upgrades	48,693	42,257
Land buyouts (2)	50,036	29,015
Refurbishment of headquarters building	12,288	11,131
Tower maintenance	21,363	14,205
General corporate	3,279	5,801
Total cash capital expenditures	$571,022	$1,180,095

(1)	Included in our cash capital expenditures for the nine months ended September 30, 2014 is $673.9 million related to our acquisition of 2,007 towers from Oi S.A. which closed on March 31, 2014.
(2)	Excludes $12.7 million and $7.8 million spent on ground lease extensions and term easements on land underlying our towers for the nine months ended September 30, 2015 and 2014, respectively.

Subsequent to September 30, 2015,  we acquired 24 towers for $19.8 million in cash.

During all of 2015, inclusive of the capital expenditures made during the nine months ended September 30, 2015, we expect to incur non-discretionary cash capital expenditures associated with tower maintenance and general corporate expenditures of $32.6 million to $33.6 million and discretionary cash capital expenditures, based on current acquisition obligations, planned new tower construction, forecasted tower augmentations, and forecasted ground lease purchases, of $801.4 million to $811.4 million as well as potential, additional tower acquisitions not yet under contract. We expect to fund these cash capital expenditures from cash on hand, cash flow from operations, and borrowings under the Revolving Credit Facility or new financings. The exact amount of our future cash capital expenditures will depend on a number of factors including amounts necessary to support our tower portfolio, our new tower build and acquisition programs, and our ground lease purchase program.

Financing Activities

On February 5, 2015, we entered into an amendment to our Revolving Credit Facility to (1) increase the size of the facility by $230.0 million to $1.0 billion, (2) extend the maturity date to February 5, 2020, and (3) lower the applicable interest rate margins and commitment fees depending on Borrower leverage (as defined in the Senior Credit Agreement).

During the nine months ended September 30, 2015, we borrowed $770.0 million and repaid $615.0 million under the Revolving Credit Facility. As of September 30, 2015, we had $280.0 million outstanding under the $1.0 billion Revolving Credit Facility. Subsequent to September 30, 2015, we repaid the $280.0 million balance outstanding under the Revolving Credit Facility with proceeds from the 2015 Tower Securities (as defined below), and as of the date of this filing, no amounts were outstanding under the Revolving Credit Facility.

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

During the first quarter of 2015,  we settled the remaining outstanding warrants originally sold in connection with the 4.0% Notes. The warrants represented approximately 2.1 million underlying shares of Class A common stock, and we satisfied our obligations by paying $150.9 million in cash.

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

During the third quarter of 2015, we repurchased 2.2 million shares of our Class A common stock for $250.0 million at a weighted average price per share of $113.87. We currently have $750.0 million of repurchase authorization remaining under our $1.0 billion stock repurchase program. Since the beginning of 2015, we have reduced our shares of Class A common stock outstanding from 129.1 million to 126.1 million through stock repurchases.

On October 14, 2015, we, through our existing SBA Tower Trust, issued $500.0 million of 3.156% Secured Tower Revenue Securities Series 2015-1C which have an anticipated repayment date of October 8, 2020 and a final maturity date of October 10, 2045 (the “2015 Tower Securities”). Net proceeds from this offering were used to make a cash distribution to SBA Guarantor LLC which were further distributed (1) to repay outstanding amounts on the Revolving Credit Facility of SBA Senior Finance II LLC and (2) for general corporate purposes.

Registration Statements

We have on file with the Commission a shelf registration statement on Form S-4 registering shares of Class A common stock that we may issue in connection with the acquisition of wireless communication towers or antenna sites and related assets or companies who own wireless communication towers, antenna sites, or related assets. During the nine months ended September 30, 2015, we did not issue any shares of Class A common stock under this registration statement. As of September 30, 2015, we had approximately 1.7 million shares of Class A common stock remaining under this shelf registration statement.

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

As amended February 2015, the Revolving Credit Facility consists of a revolving loan under which up to $1.0 billion aggregate principal amount may be borrowed, repaid and redrawn, subject to compliance with specific financial ratios and the satisfaction of other customary conditions to borrowing. Amounts borrowed under the Revolving Credit Facility accrue interest, at SBA Senior Finance II’s election, at either (i) the Eurodollar Rate plus a margin that ranges from 137.5 basis points to 200.0 basis points or (ii) the Base Rate plus a margin that ranges from 37.5 basis points to 100.0 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA, calculated in accordance with the Senior Credit Agreement. In addition, SBA Senior Finance II is required to pay a commitment fee of 0.25% per annum on the amount of unused commitment. If not earlier terminated by SBA Senior Finance II, the Revolving Credit Facility will terminate on, and SBA Senior Finance II will repay all amounts outstanding on or before, February 5, 2020. The proceeds available under the Revolving Credit Facility may be used for general corporate purposes. SBA Senior Finance II may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during such period. As of September 30, 2015, the Revolving Credit Facility was accruing interest at 2.28% per annum.

During the three and nine months ended September 30, 2015, we borrowed $320.0 million and $770.0 million, respectively, under the Revolving Credit Facility and repaid $80.0 million and $615.0 million, respectively, of the outstanding balance under the Revolving Credit Facility. As of September 30, 2015,  $280.0 million was outstanding under the Revolving Credit Facility.

Subsequent to September 30, 2015, we repaid the $280.0 million balance outstanding on the Revolving Credit Facility with proceeds from the 2015 Tower Securities, and as of the date of this filing, no amounts were outstanding under the Revolving Credit Facility.

As of September 30, 2015, SBA Senior Finance II was in compliance with the financial covenants contained in the Senior Credit Agreement.

Term Loans under the Senior Credit Agreement

2012-1 Term Loan

The 2012-1 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $200.0 million that matures on May 9, 2017. The 2012-1 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus a margin that ranges from 100 to 150 basis points or the Eurodollar Rate plus a margin that ranges from 200 to 250 basis points, in each case based on the ratio of Consolidated Total Debt to Annualized Borrower EBITDA (calculated in accordance with the Senior Credit Agreement). As of September 30, 2015, the 2012-1 Term Loan was accruing interest at 2.70% per annum. Principal payments on the 2012-1 Term Loan commenced on September 30, 2012 and are being made in quarterly installments on the last day of each March, June, September, and December, in an amount equal to $2.5 million for each of the first eight quarters, $3.8 million for the next four quarters and $5.0 million for each quarter thereafter. SBA Senior Finance II has the ability to prepay any or all amounts under the 2012-1 Term Loan without premium or penalty. The 2012-1 Term Loan was issued at par. We incurred deferred financing fees of $2.7 million in relation to this transaction which are being amortized through the maturity date.

During the three and nine months ended September 30, 2015, we repaid $5.0 million and $12.5 million, respectively, of principal on the 2012-1 Term Loan. As of September 30, 2015, the 2012-1 Term Loan had a principal balance of $160.0 million.

2014 Term Loan

The 2014 Term Loan consists of a senior secured term loan with an initial aggregate principal amount of $1.5 billion that matures on March 24, 2021. The 2014 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2014 Term Loan was issued at 99.75% of par value. As of September 30, 2015, the 2014 Term Loan was accruing interest at 3.25% per annum.  Principal payments on the 2014 Term Loan commenced on September 30, 2014 and are being made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $3.8 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2014 Term Loan without premium or penalty. We incurred deferred financing fees of approximately $12.9 million in relation to this transaction which are being amortized through the maturity date.

During the three and nine months ended September 30, 2015,  we repaid $3.8 million and $11.3 million, respectively, of principal on the 2014 Term Loan. As of September 30, 2015, the 2014 Term Loan had a principal balance of $1.5 billion.

2015 Term Loan

On June 10, 2015, SBA Senior Finance II obtained a new senior secured term loan with an initial aggregate principal amount of $500.0 million that matures on June 10, 2022. The 2015 Term Loan accrues interest, at SBA Senior Finance II’s election, at either the Base Rate plus 150 basis points (with a Base Rate floor of 1.75%) or the Eurodollar Rate plus 250 basis points (with a Eurodollar Rate floor of 0.75%). The 2015 Term Loan was issued at 99.0% of par value. As of September 30, 2015, the 2015 Term Loan was accruing interest at 3.25% per annum. Principal payments on the 2015 Term Loan commenced on September 30, 2015 and will be made in quarterly installments on the last day of each March, June, September, and December in an amount equal to $1.3 million. SBA Senior Finance II has the ability to prepay any or all amounts under the 2015 Term Loan. However, to the extent the 2015 Term Loan is prepaid prior to December 10, 2015 from proceeds of certain refinancing or repricing transactions, a prepayment fee equal to 1.0% of the aggregate principal amount of such prepayment will apply. We incurred deferred financing fees of approximately $5.1 million to date in relation to this transaction which are being amortized through the maturity date.

During the three and nine months ended September 30, 2015, we repaid $1.3 million of principal on the 2015 Term Loan. As of September 30, 2015, the 2015 Term Loan had a principal balance of $498.8 million.

Secured Tower Revenue Securities

2010 Tower Securities

On April 16, 2010, we, through a New York common law trust (the “Trust”), issued $550.0 million of Secured Tower Revenue Securities Series 2010-2C (the “2010 Tower Securities”). The 2010 Tower Securities have an annual interest rate of 5.101%. The anticipated repayment date and the final maturity date for the 2010 Tower Securities are April 11, 2017 and April 9, 2042, respectively. The sole asset of the Trust consists of a non-recourse mortgage loan made in favor of those entities that are borrowers on the mortgage loan (the “Borrowers”). We incurred deferred financing fees of $8.1 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2010 Tower Securities.

2012 Tower Securities

On August 9, 2012, we, through the Trust, issued $610.0 million of Secured Tower Revenue Securities Series 2012-1C (the “2012 Tower Securities”) which have an anticipated repayment date of December 11, 2017 and a final maturity date of December 9, 2042. The fixed interest rate of the 2012 Tower Securities is 2.933% per annum, payable monthly. We incurred deferred financing fees of $14.9 million in relation to this transaction which are being amortized through the anticipated repayment date of the 2012 Tower Securities.

2013 Tower Securities

On April 18, 2013, we, through the Trust, issued $425.0 million of 2.240% Secured Tower Revenue Securities Series 2013-1C which have an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043, $575.0 million of 3.722% Secured Tower Revenue Securities Series 2013-2C which have an anticipated repayment date of April 11, 2023 and a final maturity date of April 9, 2048, and $330.0 million of 3.598% Secured Tower Revenue Securities Series 2013-1D which have an anticipated repayment date of April 10, 2018 and a final maturity date of April 9, 2043 (collectively the “2013 Tower Securities”). The aggregate $1.33 billion of 2013 Tower Securities have a blended interest rate of 3.218% per annum, payable monthly. We incurred deferred financing fees of $25.5 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2013 Tower Securities.

2014 Tower Securities

On October 15, 2014, we, through the Trust, issued $920.0 million of 2.898% Secured Tower Revenue Securities Series 2014-1C which have an anticipated repayment date of October 8, 2019 and a final maturity date of October 11, 2044 and $620.0 million of 3.869% Secured Tower Revenue Securities Series 2014-2C which have an anticipated repayment date of October 8, 2024 and a final maturity date of October 8, 2049 (collectively the “2014 Tower Securities”). The aggregate $1.54 billion of 2014 Tower Securities have a blended interest rate of 3.289% per annum, payable monthly.  We incurred deferred financing fees of $22.5 million in relation to this transaction which are being amortized through the anticipated repayment date of each of the 2014 Tower Securities.

2015 Tower Securities

On October 14, 2015, the Company, through the Trust, issued $500.0 million of Secured Tower Revenue Securities Series 2015-1C which have an anticipated repayment date of October 8, 2020 and a final maturity date of October 10, 2045 (the “2015 Tower Securities”). The fixed interest rate of the 2015 Tower Securities is 3.156% per annum, payable monthly. We have incurred deferred financing fees of $9.7 million to date in relation to this transaction which are being amortized through the anticipated repayment date of the 2015 Tower Securities. In connection with the issuance of the 2015 Tower Securities, the advance rents reserve requirement was modified such that the Borrowers will only be required to maintain an advance rents reserve at any time the monthly tenant debt service coverage ratio is equal to or less than 2:1 and for two calendar months after such coverage ratio again exceeds 2:1.

As of September 30, 2015, the Borrowers met the debt service coverage ratio required by the mortgage loan agreement and were in compliance with all other covenants as set forth in the agreement.

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

Debt Service

As of September 30, 2015, we believe that our cash on hand, capacity available under our Revolving Credit Facility, our cash flows from operations for the next twelve months, and future financings will be sufficient to service our outstanding debt during the next twelve months.

The following table illustrates our estimate of our debt service requirement over the next twelve months based on the amounts outstanding as of September 30, 2015 and the interest rates accruing on those amounts on such date (in thousands):

5.625% Senior Notes due 2019	$28,125
5.750% Senior Notes due 2020	46,000
4.875% Senior Notes due 2022	36,563
5.101% Secured Tower Revenue Securities Series 2010-2	28,230
2.933% Secured Tower Revenue Securities Series 2012	18,085
2.240% Secured Tower Revenue Securities Series 2013-1C	9,655
3.722% Secured Tower Revenue Securities Series 2013-2C	21,584
3.598% Secured Tower Revenue Securities Series 2013-1D	11,978
2.898% Secured Tower Revenue Securities Series 2014-1C	26,954
3.869% Secured Tower Revenue Securities Series 2014-2C	24,185
Revolving Credit Facility	8,178
2012-1 Term Loan A	24,118
2014 Term Loan B	62,958
2015 Term Loan B	21,148
Total debt service for next 12 months	$367,760

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments. These risks arise from transactions entered into in the normal course of business.

The following table presents the future principal payment obligations and fair values associated with our long-term debt instruments assuming our actual level of long-term indebtedness as of September 30, 2015:

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value

Debt:	(in thousands)
5.625% Senior Notes due 2019	$—	$—	$—	$—	$500,000	$—	$500,000	$515,625
5.750% Senior Notes due 2020	—	—	—	—	—	800,000	800,000	821,000
4.875% Senior Notes due 2022	—	—	—	—	—	750,000	750,000	733,125
5.101% 2010-2 Tower
Securities (1)	—	—	550,000	—	—	—	550,000	563,552
2.933% 2012 Tower
Securities (1)	—	—	610,000	—	—	—	610,000	615,435
2.240% 2013-1C Tower
Securities (1)	—	—	—	425,000	—	—	425,000	422,722
3.722% 2013-2C Tower
Securities (1)	—	—	—	—	—	575,000	575,000	582,803
3.598% 2013-1D Tower
Securities (1)	—	—	—	330,000	—	—	330,000	336,059
2.898% 2014-1C Tower
Securities (1)	—	—	—	—	920,000	—	920,000	923,358
3.869% 2014-2C Tower
Securities (1)	—	—	—	—	—	620,000	620,000	626,913
Revolving Credit Facility	—	—	—	—	—	280,000	280,000	280,000
2012-1 Term Loan	5,000	20,000	135,000	—	—	—	160,000	159,800
2014 Term Loan	3,750	15,000	15,000	15,000	15,000	1,417,500	1,481,250	1,466,438
2015 Term Loan	1,250	5,000	5,000	5,000	5,000	477,500	498,750	491,269
Total debt obligation	$10,000	$40,000	$1,315,000	$775,000	$1,440,000	$4,920,000	$8,500,000	$8,538,099

(1)	The anticipated repayment date and the final maturity date for the 2010-2 Tower Securities is April 11, 2017 and April 9, 2042, respectively.

The anticipated repayment date and the final maturity date for the 2012 Tower Securities is December 11, 2017 and December 9, 2042, respectively.

The anticipated repayment date and the final maturity date for the 2013-1C Tower Securities is April 10, 2018 and April 9, 2043, respectively.

The anticipated repayment date and the final maturity date for the 2013-2C Tower Securities is April 11, 2023 and April 9, 2048, respectively.

The anticipated repayment date and the final maturity date for the 2013-1D Tower Securities is April 10, 2018 and April 9, 2043, respectively.

The anticipated repayment date and the final maturity date for the 2014-1C Tower Securities is October 8, 2019 and October 11, 2044, respectively.

The anticipated repayment date and the final maturity date for the 2014-2C Tower Securities is October 8, 2024 and October 8, 2049, respectively.

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

We are exposed to market risk from changes in foreign currency exchange rates in connection with our operations in Brazil and Canada and to a lesser extent in Costa Rica, Guatemala, Nicaragua, El Salvador, and Panama. In each of these countries, we pay most of our selling, general, and administrative expenses and a portion of our operating expenses, such as taxes and utilities incurred in the country in local currency. In addition, in Brazil and Canada, we receive all of our revenue and pay all of our operating expenses in local currency. All transactions denominated in currencies other than the U.S. Dollar are reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). For the nine months ended September 30, 2015, approximately 11.3% of our revenues and approximately 12.0% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the Brazilian Reais from the quoted foreign currency exchange rates at September 30, 2015. As of September 30, 2015, the analysis indicated that such an adverse movement would have caused our revenues and operating results to fluctuate by approximately 1.5% and 1.4%, respectively, for the nine months ended September 30, 2015.

As of September 30, 2015, we have incurred intercompany debt, which is denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. A change of 10% in the underlying exchange rates of our unsettled intercompany debt at September 30, 2015 would have resulted in approximately $46.4 million of unrealized gains or losses that would have been included in Other expense in our condensed consolidated statements of operations for the nine months ended September 30, 2015.

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

•	our belief that our site leasing business is characterized by stable and long-term recurring revenues, predictable operating costs, and minimal non-discretionary capital expenditures;
•	our expectation that, due to the relatively young age and mix of our tower portfolio, future expenditures required to maintain these towers will be minimal;
•	our expectation that we will grow our cash flows by adding tenants to our towers at minimal incremental costs and executing monetary amendments;
•	our expectations regarding foreign currency exchange rates;
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
•

our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements, the availability of sufficient net operating losses to offset future taxable income, and the effect of asset impairment and decommission costs;

•	natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage;
•	a decrease in demand for our towers; and
•	the introduction of new technologies or changes in a tenant’s business model that may make our tower leasing business less desirable to potential tenants.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e) as of September 30, 2015. Based on such evaluation, such officers have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of Class A common stock during the third quarter of 2015:

	Total		Total Number of Shares	Approximate Dollar Value
	Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs

7/1/2015 - 7/31/2015	795,720	$115.50
8/1/2015 - 8/31/2015	506,468	$114.70
9/1/2015 - 9/30/2015	893,335	$111.94
Total	2,195,523	$113.87	2,195,523	$750,002,750

(1)

On June 4, 2015, we announced a new $1.0 billion stock repurchase plan.  This plan authorizes us to purchase from time to time our outstanding common stock through open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and/or in privately negotiated transactions at management’s discretion. Shares purchased will be retired. This plan has no time deadline and will continue until otherwise modified or terminated by our Board at any time in our sole discretion.

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

SBA COMMUNICATIONS CORPORATION

November 9, 2015	/s/ Jeffrey A. Stoops
Jeffrey A. Stoops
Chief Executive Officer
(Duly Authorized Officer)

November 9, 2015	/s/ Brendan T. Cavanagh
Brendan T. Cavanagh
Chief Financial Officer
(Principal Financial Officer)